Form 10-Q
period 1996-03-31
CRESCENT REAL ESTATE EQUITIES INC
filed 1996-05-15
CIK 918958

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 1996
                           COMMISSION FILE NO 1-13038


                       CRESCENT REAL ESTATE EQUITIES, INC.
  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MARYLAND                               52-1862813

(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)


             900 Third Avenue, Suite 1800, New York, New York 10022

               (Address of principal executive offices)(Zip code)


        Registrant's telephone number, including area code (212) 836-4216


Number of shares outstanding of each of the registrant's classes of common stock, as of May 8, 1996.

               Common Stock, par value $.01 per share: 23,546,663



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.


                           YES     X            NO

                       Crescent Real Estate Equities, Inc.
                                    Form 10-Q
                                TABLE OF CONTENTS


Part I:  Financial Information                                              Page

Item 1. Financial Statements


         Consolidated Balance Sheets as of March 31, 1996
            and December 31, 1995 (Audited)...................................3

         Consolidated Statements of Operations for the
            three months ended March 31, 1996 and 1995........................4

         Consolidated Statements of Cash Flows for the
            three months ended March 31, 1996 and 1995........................5

         Notes to Financial Statements........................................6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Historical Results of Operations........................9

Part II:  Other Information

Item 1. Legal Proceedings....................................................16.

Item 2. Changes in Securities................................................16

Item 3. Defaults Upon Senior Securities......................................16

Item 4. Submission of Matters to a Vote of Security Holders..................16

Item 5. Other Information....................................................16

Item 6. Exhibits and Reports on Form 8-K.....................................16

                      CRESCENT REAL ESTATE EQUITIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                    (Note 1)
                             (dollars in thousands)

                                                                               March 31,                        December 31,
                                                                                  1996                             1995
                                                                              (unaudited)                        (audited)
ASSETS:
   Investment properties, at cost                                        $         1,024,617                $       1,006,706
   Less -  Accumulated depreciation                                                (180,473)                        (172,267)
                                                                         --------------------               ------------------
                                                                                     844,144                          834,439

   Cash and cash equivalents                                                          20,365                           16,931
   Restricted cash and cash equivalents                                               14,412                           22,187
   Accounts receivable, net                                                            9,871                            7,005
   Deferred rent receivable                                                           10,894                           10,007
   Investments in real estate mortgages and common stock of
      Residential Development Corporations (Note 3)                                   31,347                           20,090
   Notes receivable                                                                   18,896                           17,972
   Other assets, net                                                                  37,106                           35,540
                                                                         --------------------               ------------------
               Total assets                                              $           987,035                $         964,171
                                                                         ====================               ==================


LIABILITIES:
   Borrowings under Credit Facility (Note 4)                             $                 -                $          20,000
   Notes payable (Note 4)                                                            484,121                          424,528
   Accounts payable, accrued expenses and other liabilities                           19,745                           31,706
                                                                         --------------------               ------------------
              Total liabilities                                                      503,866                          476,234
                                                                         --------------------               ------------------


MINORITY INTEREST (Note 5)                                                            82,129                           81,406


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, authorized 250,000,000
      shares, 23,541,413 and 23,523,547 shares issued and
      outstanding at March 31, 1996 and December
      31, 1995, respectively                                                             236                              236
   Additional paid-in capital                                                        423,999                          423,530
   Deferred compensation on restricted shares                                           (455)                            (455)
   Retained deficit                                                                  (22,740)                         (16,780)
                                                                         --------------------               ------------------
              Total stockholders' equity                                             401,040                          406,531
                                                                         --------------------               ------------------
              Total liabilities and stockholders' equity                 $           987,035                $         964,171
                                                                         ====================               ==================


   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (Note 1)
                 (dollars in thousands, except per share data)


                                                                                      For the three months
                                                                                        ended March 31,
                                                                   --------------------------------------------------------
                                                                            1996                               1995
                                                                      (unaudited)                              (unaudited)
REVENUES:
   Rental property                                                  $           41,997               $              25,208
   Interest and other income                                                     1,063                                 747
                                                                   --------------------              ----------------------
          Total revenues                                                        43,060                              25,955
                                                                   --------------------              ----------------------

EXPENSES:
   Real estate taxes                                                             4,033                               2,664
   Repairs and maintenance                                                       2,200                               1,395
   Other rental property operating                                               8,721                               5,647
   Corporate general and administrative                                          1,158                                 798
   Interest expense                                                              9,159                               4,470
   Amortization of deferred financing costs                                        983                                 527
   Depreciation and amortization                                                 9,054                               6,071
                                                                   --------------------              ----------------------
          Total expenses                                                        35,308                              21,572
                                                                   --------------------              ----------------------

         Operating income                                                        7,752                               4,383

OTHER INCOME:
   Income from investments in real estate
     mortgages and common stock of Residential
     Development Corporations (Note 3)                                             811                                 937
                                                                   --------------------              ----------------------

INCOME BEFORE MINORITY INTEREST                                                  8,563                               5,320

Minority Interest                                                               (1,583)                             (1,529)
                                                                   --------------------              ----------------------

NET INCOME                                                          $            6,980               $               3,791
                                                                   ====================              ======================


PER SHARE DATA:

     Net Income                                                     $             0.30               $                0.24
                                                                   ====================              ======================

WEIGHTED AVERAGE
    SHARES OUTSTANDING:                                                     23,535,314                          16,047,392
                                                                   ====================              ======================


   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Notes 1 and 2)
                             (dollars in thousands)


                                                                                        For the three months
                                                                                           ended March 31,
                                                                          ------------------------------------------------
                                                                                1996                              1995
                                                                            (unaudited)                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $        6,980                     $      3,791
   Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                                          10,037                            6,598
           Equity in net income of Residential Development
             Corporations                                                           (811)                            (937)
           Minority interest                                                       1,583                            1,529
           Increase in accounts receivable                                        (2,960)                            (991)
           Increase in deferred rent receivable                                     (887)                             (96)
           Increase in other assets                                                 (904)                            (277)
           Decrease in restricted cash and cash equivalents -
              property tax payments                                                9,943                            9,476
           Decrease in accounts payable, accrued expenses
              and other liabilities                                              (11,961)                          (4,339)
                                                                            -------------                      -----------
              Net cash provided by operating activities                           11,020                           14,754
                                                                            -------------                      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of investment properties                                          (16,423)                         (77,248)
   Capital expenditures - rental properties                                       (1,488)                          (2,087)
   Increase in restricted cash and cash equivalents                               (2,168)                            (174)
   Investment in Residential Development Corporations                            (10,446)                             937
   Increase in notes receivable                                                     (736)                         (13,451)
   Escrow deposits - acquisition of investment properties                            100                           40,687
                                                                            -------------                      -----------
               Net cash used in investing activities                             (31,161)                         (51,336)
                                                                          ---------------                    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt financing costs                                                          (2,668)                             (231)
   Borrowings under Credit Facility                                                   -                            48,200
   Payments under Credit Facility                                               (20,000)                                -
   Debt proceeds                                                                108,638                                 -
   Debt payments                                                                (49,045)                                -
   Issuance of partnership units                                                  2,501                                 -
   Dividends and unitholders distributions                                      (15,851)                          (11,261)
                                                                            -------------                      -----------
               Net cash provided by financing activities                         23,575                            36,708
                                                                          ---------------                    -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                              3,434                              126
CASH AND CASH EQUIVALENTS,
   Beginning of period                                                            16,931                           30,247
                                                                          ---------------                    -------------
CASH AND CASH EQUIVALENTS,
   End of period                                                          $       20,365                     $     30,373
                                                                          ===============                    =============

   The accompanying notes are an integral part of these financial statements.

                       CRESCENT REAL ESTATE EQUITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

1.    ORGANIZATION AND BASIS OF PRESENTATION:


Organization
- - ------------

       Crescent Real Estate Equities, Inc. ("Crescent"), which was incorporated under the General Corporation Law of Maryland on February 9, 1994, is a fully integrated real estate company organized as a real estate investment trust ("REIT"), which owns, directly or indirectly, a portfolio of properties (the "Properties") located primarily in 16 metropolitan submarkets in Texas, Colorado, Arizona and New Mexico. As of March 31, 1996, the Properties include 31 office properties and two retail properties comprising an aggregate of approximately 9.0 million net rentable square feet (primarily Class A), three full service hotel properties with a total of 1,303 rooms, the real estate mortgages and non-voting common stock in three Residential Development Corporations that own all or a portion of six single-family residential land developments and three prospective multi-family developments, and one mortgage note secured by a Class A office property located in Phoenix, Arizona.

     Crescent's direct and indirect subsidiary entities include Crescent Real Estate Equities, Ltd. ("CREE, Ltd."), which is the general partner of Crescent Real Estate Equities Limited Partnership (the "Operating Partnership"); CRE Limited Partner, Inc. ("CRELP, Inc.") which is a limited partner of the Operating Partnership; the Operating Partnership; Crescent Real Estate Funding I, L.P. ("Funding I") and Crescent Real Estate Funding II, L.P. ("Funding II"), limited partnerships in which the Operating Partnership owns substantially all of the economic interests directly, or indirectly through Waterside Commons Limited Partnership ("WCLP"), and the remaining interests which are owned indirectly by Crescent through CRE Management I Corp. ("CREMI") and CRE Management II Corp. ("CREMII") which are the general partners of Funding I and Funding II, respectively, and are both wholly owned subsidiaries of CREE, Ltd. (all the foregoing are collectively referred to as the "Company"). As of March 31, 1996, Funding I owned nine properties located in Texas and Colorado consisting of eight office properties and one retail property and Funding II owned 12 properties located in Texas, Colorado, Arizona and New Mexico consisting of nine office properties, two hotel properties and one retail property. As of March 31, 1996, the Operating Partnership owned directly or indirectly through partnership interests 15 properties located in Texas, Colorado and Arizona, consisting of 14 office properties, one hotel property, a mortgage note secured by an office property and the real estate mortgages and non-voting common stock of three Residential Development Corporations. The following table sets forth by subsidiary, the properties owned by such subsidiary:

                                                                                        OPERATING
 FUNDING I                             FUNDING II                                       PARTNERSHIP
 ---------                             ----------                                       -----------
The Crescent Office Towers         Albuquerque Plaza                            Denver Marriott City Center
The Crescent Atrium                Barton Oaks Plaza One                        MCI Tower
The Avallon                        Briargate Office and Research Center         Spectrum Center
The Citadel                        Hyatt Regency Albuquerque                    The Woodlands Office Properties
The Aberdeen                       Hyatt Regency Beaver Creek                   3333 Lee Parkway
Continental Plaza                  Las Colinas Plaza                            6225 North 24th St.
Caltex House                       Liberty Plaza I & II
Regency Plaza One                  MacArthur Center I & II
Waterside Commons                  Ptarmigan Place
                                   Stanford Corporate Centre
                                   Two Renaissance Square
                                   12404 Park Central

Basis of Presentation
- - ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K.

Certain reclassifications have been made to previously reported amounts to conform with current presentation.

2.   SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS:

                                                                         1996               1995
                                                                         ----               ----
     SUPPLEMENTAL DISCLOSURES OF CASH
       FLOW INFORMATION:

        Interest paid (net of capitalized interest)                    $   8,770          $  3,314

     SUPPLEMENTAL SCHEDULE OF NONCASH
       INVESTING AND FINANCING ACTIVITIES:

       Conversion of operating partnership units to common
         stock with resulting reduction in minority interest and
         increases in additional paid-in capital                       $     282          $      -

       Exercise of stock options with resulting increase in
         notes receivable, common stock and additional
         paid-in capital                                               $     187          $      -

3. INVESTMENTS IN REAL ESTATE MORTGAGES AND COMMON STOCK OF RESIDENTIAL DEVELOPMENT CORPORATIONS:

     The Company accounts for its investments in real estate mortgages and non-voting common stock of Mira Vista Development Corp. ("MVDC"), Houston Area Development Corp. ("HADC") and Crescent Development Management Corp. ("CDMC") (collectively, the "Residential Development Corporations") under the equity method of accounting. The following summarizes the combined financial information for the Residential Development Corporations for the three months ended March 31, 1996 and 1995.

                                           Three Months Ended
                                               March 31,
                                    ---------------------------------
                                         1996                 1995
                                         ----                 ----
Summary Operations
     Lot Sale Revenue                  $1,250               $1,796
     Other Revenue                        595                  303
                                          ---                  ---
     Total Revenue                     $1,845               $2,099
                                       ======               ======
     Net Income                        $  867               $  980
                                       ======               ======

4.   NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:
     ---------------------------------------------------


                                                                                            March 31,
                                                                                               1996
                                                                                               ----
Note  payable  to  Asset   Securitization   Corporation,   Commercial   Mortgage
Pass-Through  Certificates,  1995-MD IV ("Nomura  Note I")  bearing  interest at
7.83% with an initial  seven-year  interest-only  period,  followed by principal amortization based on a 25-year amortization schedule through maturity in August
2027 <F1>, secured by Funding I properties.................................................. $239,000

Note  payable  to  Nomura  Asset  Securities  Corporation,  Commercial  Mortgage
Pass-Through  Certificates,  1996-MD V ("Nomura Note II") bearing interest at an average rate of 7.79% with an initial seven-year  interest-only period, followed by  principal  amortization  based on a 25-year  amortization  schedule  through maturity in March 2028<F2>, secured by Funding II properties................................  161,000

Note payable to Connecticut  General Life  Insurance  Company due December 2002,
bearing interest at 7.47% with a seven-year  interest-only  term, secured by MCI
Tower and Denver Marriott City Center.......................................................   63,500

Note payable to Metropolitan Life Insurance Company due September 2001,  bearing interest at 8.875% with monthly principal and interest payments, secured by five
of The Woodlands Office Properties..........................................................   12,621

Short term note payable to The First National Bank of Boston  ("FNBB") due April
1996, bearing interest at 7.65%, secured by three Operating Partnership
properties..................................................................................    8,000
                                                                                                -----

Total Notes Payable                                                                          $484,121
                                                                                             ========

<F1> In August  2007,  the  borrower is  required  to remit,  in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at the end of the 12 year term by making a final payment of approximately $220,000.

<F2> In March  2006,  the  borrower  is  required  to remit,  in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at the end of the 10 year term by making a final payment of approximately $154,000.

The $150,000 credit facility (the "Credit Facility") led by FNBB has a two year term ending May 1996, bears interest, at the Company's option, at either (i) 2% above the Eurodollar rate or (ii) the greater of FNBB's base rate or .5% above the federal funds effective rate. As of March 31, 1996, the Company had no outstanding borrowings under the Credit Facility. On April 24, 1996, the Company canceled the Credit Facility. In April 1996, the Company will recognize an extraordinary loss of $1,599 resulting from the write-off of unamortized deferred financing fees on the canceled Credit Facility. The Company is currently negotiating a new $150,000 unsecured credit facility with FNBB which is expected to be executed in May 1996.

5.   MINORITY INTEREST:

Minority interest represents (i) limited partnership interests in the Operating Partnership ("units") and (ii) joint venture interests held by outside interests. Each unit may be exchanged for either one share of common stock or, at the election of the Company, cash equal to the fair market value of the share of common stock at the time of the exchange. When a unitholder exchanges a unit, minority interest will be reduced and the Company's investment in the Operating Partnership will be increased. During the first quarter of 1996, 10,366 units were exchanged for shares of common stock of the Company. At March 31, 1996, 5,361,362 units of the Operating Partnership were outstanding and held by minority interest unitholders.

6.   STOCKHOLDERS' EQUITY:

On February 6, 1996, the Company paid a cash dividend and unitholder distribution of $15,851 or $.55 per share and equivalent unit, to stockholders and unitholders of record on January 19, 1996. The cash dividend and unitholder distribution represented an annualized distribution of $2.20 per share and equivalent unit.

7.   ACQUISITIONS:

On January 5, 1996, the Company acquired 3333 Lee Parkway, a 12-story, 234,000 net rentable square foot Class A office building located in the Oak Lawn submarket of Dallas, Texas. The purchase price of the building was $14,500.

8.   SUBSEQUENT EVENTS:

On April 4, 1996, the Company declared a cash dividend and unitholder distribution of $15,897 or $.55 per share and equivalent unit, to stockholders and unitholders of record on April 17, 1996. The cash dividend and unitholder distribution were paid on May 1, 1996, and represented an annualized distribution of $2.20 per share and equivalent unit.

On April 18, 1996, the Company acquired from Aetna Life Insurance Company a 50% joint venture interest in 301 Congress Avenue, a 22-story Class A office building located in downtown Austin, Texas. The Company's investment was $21,635. Beginning in April 1996, the operations of 301 Congress Avenue, L.P. will be consolidated into the operations of the Company.

Item 2.  Management's   Discussion  and  Analysis  of  Financial  Condition  and
     Historical Results of Operations

The changes in operating results from period to period are primarily the result of increases in the total square feet of the portfolio due to significant acquisitions made by direct and indirect subsidiaries of Crescent Real Estate Equities, Inc. (the "Company"). The weighted average square feet of consolidated properties for the three months ended March 31, 1996 and 1995 were approximately
9.0 and 5.2 million, respectively.

The consolidated statement of operations for the three months ended March 31, 1996 includes the results of operations of 31 office properties and two retail properties, rental income from three hotel properties, interest income earned on one mortgage note and income from investments in three Residential Development Corporations. The consolidated statement of operations for the three months ended March 31, 1995 includes the results of operations of 12 office properties and two retail centers, rental income from one hotel property, interest income earned on one mortgage note and income from the investments in two Residential Development Corporations.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal and recurring nature.

Results of Operations - Three Months Ended March 31, 1996 and 1995
- - ------------------------------------------------------------------

Revenues from rental properties increased approximately $16.8 million, or 66.7%, to $42.0 million for the three months ended March 31, 1996, as compared to $25.2 million for the three months ended March 31, 1995. This increase is primarily attributable to: a) the acquisition of two office properties and one hotel property in the first quarter of 1995 which resulted in $1.7 million of incremental revenues; and b) the acquisition of 18 office properties and two hotel properties subsequent to March 31, 1995 which resulted in $14.5 million of incremental revenues.

Total expenses increased $13.7 million, or 63.4%, to $35.3 million for the three months ended March 31, 1996, as compared to $21.6 million for the three months ended March 31, 1995. The increase in rental property operating expenses of $5.2 million is primarily attributable to: a) the acquisition of two office properties and one hotel property in the first quarter of 1995 which resulted in $.4 million of incremental expenses; and b) the acquisition of 18 office properties and two hotel properties subsequent to March 31, 1995, which resulted in $4.7 million of incremental expenses. Depreciation and amortization increased $2.9 million primarily due to the property acquisitions subsequent to March 31, 1995. The increase in interest expense and amortization of deferred financing costs of $4.7 million and $.5 million, respectively, is primarily attributable to the three long-term financing arrangements which the Company entered into in the third and fourth quarters of 1995. The borrowings were used primarily to fund property acquisitions. The increase in corporate general and administrative of $.4 million was attributable to incremental costs associated with the corporate operations of the Company as a direct result of recent property additions to the Company's portfolio.

Liquidity and Capital Resources
- - -------------------------------

Cash and cash equivalents were $20.4 million and $16.9 million at March 31, 1996 and December 31, 1995, respectively. The increase is attributable to $23.6 million and $11.0 million provided by financing and operating activities, respectively, offset by $31.2 million of cash used in investing activities. The Company utilized $31.2 million of cash flow primarily in the following investing activities: (i) the acquisition of one office property ($14.5 million); (ii) additional investments in Residential Development Corporations ($10.4 million);
(iii) tenant and building improvements ($1.5 million) and (iv) restricted cash escrows for capital expenditures, real estate taxes and insurance ($2.2 million). The cash inflow from operating activities is primarily attributable to property operations and a decrease in restricted cash reserves for the payment of real estate taxes partially offset by the increase in accounts receivable due to recent property acquisitions and the hotel leasee's percentage rent lease payments which are remitted quarterly and decrease in accounts payable due to payment of property taxes. The Company's inflow of cash provided by financing activities is primarily attributable to proceeds received from the long-term financing arrangements with Nomura Asset Capital Corporation ("Nomura") and Connecticut General Life Insurance Company ("CIGNA") ($108.6 million) partially offset by the paydown of the short-term note payable ($49.0 million) and the Credit Facility ($20.0 million) and the distributions paid to stockholders and unitholders ($15.9 million).

On February 16, 1996, the Company's S-3 shelf registration with the Securities and Exchange Commission ("SEC") for an aggregate of $500 million of common stock, preferred stock and warrants to purchase common stock was declared effective by the SEC. Any securities issued under the registration statement may be offered from time to time in amounts, at prices, and on terms to be determined at the time of the offering. Management believes this shelf registration will provide the Company with more efficient and immediate access to the capital markets at such time as it is considered appropriate. Net proceeds from any offering of these securities are expected to be used for general business purposes, including the acquisition and development of additional properties and other acquisition transactions, the payment of certain outstanding debt and improvements to certain properties in the Company's portfolio.

The significant terms of the Company's debt financing arrangements are shown below (dollars in thousands):

                                                                                        Balance
                             Maximum        Interest             Expiration          Outstanding at
     Description            Borrowings        Rate                  Date             March 31, 1996
     -----------            ----------        ----                  ----             --------------
Line of Credit<F1>          $  150,000      Eurodollar+2%           May 1996         $        -
Nomura Note I<F2>              239,000        7.83%              August 2027            239,000
Nomura Note II<F3>             161,000        7.79%               March 2028            161,000
CIGNA Note                      63,500        7.47%            December 2002             63,500
Short-Term Note Payable         35,000        7.65%               April 1996              8,000
Metropolitan Life Note          13,000        8.88%           September 2001             12,621
                                ------                                                   ------
                            $  661,500                                                 $484,121
                            ==========                                                 ========

<F1> On April 24, 1996, the Company  canceled the $150 million credit  facility.
     The Company is currently negotiating a new $150 million unsecured credit facility with First National Bank of Boston which is expected to be executed in May 1996.

<F2> The note has a seven year  period  during  which only  interest is payable, followed by five years of principal amortization based on a 25-year amortization schedule. At the end of 12 years, the borrower is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at the end of the 12 year term by making a final payment of approximately $220 million.

<F3> The note has a seven year  period  during  which only  interest is payable, followed by three years of principal amortization based on a 25-year amortization schedule. At the end of 10 years, the borrower is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at the end of the 10 year term by making a final payment of approximately $154 million.

The Company expects to meet its short-term liquidity requirements primarily through cash flow provided by operating activities, which the Company believes will be adequate to fund normal recurring operating expenses, debt service requirements, non-incremental revenue generating capital expenditures and distributions to stockholders and unitholders. To the extent the Company's cash flow from operating activities is not sufficient to finance incremental revenue-generating capital expenditures (including additions to or replacements of residential lots), or investment property acquisition costs, the Company expects to finance such activities with proceeds from the new credit facility, available cash reserves and other debt and equity financing.

The Company expects to meet its long-term liquidity requirements, consisting primarily of maturities under the CIGNA Note and Nomura Notes, through long-term secured and unsecured borrowings and the issuance of debt securities and/or additional equity securities of the Company.

Based on the Company's total market capitalization of $1.5 billion at March 31, 1996 (at a $33.625 stock price and including the full conversion of all units of minority interest in the Operating Partnership plus total indebtedness), the Company's debt represented 33.2% of its total market capitalization. The Company intends to maintain a conservative capital structure with total debt targeted at 40% of total market capitalization.

The Company intends to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will generally not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 95% of its taxable income to its shareholders.

Funds from Operations
- - ---------------------

Funds from Operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income (loss) (determined in accordance with generally accepted accounting principles or "GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance of an equity REIT. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate distributions paid to stockholders and unitholders for the three months ended March 31, 1996 and 1995 were $15.9 and $11.3 million, respectively. An increase in FFO does not necessarily result in an increase in aggregate distributions because the Company's board of directors is not required to increase distributions on a quarterly basis unless necessary in order to enable the Company to maintain REIT status. However, the Company must distribute 95% of its real estate investment trust taxable income (as defined in the Code), therefore, a significant increase in FFO will generally require an increase in distributions to stockholders and unitholders although not necessarily on a proportionate basis. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net income (loss) and cash flows as reported in the consolidated financial statements and notes thereto. Management believes that FFO is a useful indicator of operations and ability to generate cash and, therefore, is useful to investors both in understanding the Company's performance and liquidity and because industry analysts generally report FFO of REITs, in comparing these factors to those of other REITs. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REITs because these REITs may not apply the revised definition of FFO in the same manner as the Company.

                       STATEMENTS OF FUNDS FROM OPERATIONS
                             (dollars in thousands)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                1996             1995
                                                                                ----             ----
Income before minority interest                                               $ 8,563          $ 5,320

Adjustments:
     Depreciation and amortization of real estate assets                        8,889            5,929
     Adjustment for unconsolidated investments in real estate mortgages
        and common stock of Residential Development Corporations                  322              649
                                                                              -------          -------
Funds from Operations                                                         $17,774          $11,898
                                                                              =======          =======

Supplemental information:
      Rental income from straight-line rents                                  $   887          $    96
      Residential development capital expenditures                                476              370
      Non-incremental revenue generating exp.:
         Rental property capital expenditures                                     139              273
         Tenant leasing costs                                                     777              822

                              Portfolio Information

       The following tables set forth certain information about the properties as of March 31, 1996.



                                                     Office and Retail Properties
                                                                                                       Average
                                                                                                         Base
                                                                            Net                          Rent
                                                                          Rentable                       Per
                                                 Acq.        Year           Area        Percent         Leased
  Property                   Location            Date     Completed      (Sq. Ft.)      Leased         Sq. Ft. <F1>
  ---------------------------------------------  ----     ---------      ---------      ------           ----
  Office Properties

  The Crescent Office Towers Dallas, TX          <F2>       1986         1,205,212        98%           $21.56<F3>

  Continental Plaza          Fort Worth, TX      <F2>       1982           954,895        84             14.73<F3>

  MacArthur Center I & II    Irving, TX          <F2>     1982/1986        294,069        99             15.90

  The Citadel                Denver, CO          <F2>       1987           130,652        98             15.84

  Caltex House               Irving, TX         5/5/94      1982           445,993        94             18.95<F3>

  Liberty Plaza I & II       Dallas, TX        7/15/94    1981/1986        218,813        95             11.51<F3>

  Regency Plaza One          Denver, CO         8/2/94      1985           309,862        99             16.98

  Waterside Commons          Irving, TX        10/1/94      1986           456,513        99             10.43<F6>

  Two Renaissance Square     Phoenix, AZ       11/3/94      1990           476,373        68             21.59

  The Avallon                Austin, TX        11/8/94      1993           125,959       100             16.20

  Stanford Corporate Centre  Dallas, TX         1/4/95      1985           265,507       100             13.39

  The Aberdeen               Dallas, TX        3/13/95      1986           320,629       100             15.75

  12404 Park Central         Dallas, TX         5/9/95      1987           239,103       100             13.12

  Barton Oaks Plaza One      Austin, TX         6/5/95      1986            99,792        81             17.45

  MCI Tower                  Denver, CO        6/30/95      1982           550,807        98             16.65

  The Woodlands Office
    Properties<F4>           Houston, TX       7/12/95    1980-1993        702,959        89             12.09<F3>

  Spectrum Center<F5>        Dallas, TX        8/31/95      1983           597,108        94             14.48

  Ptarmigan Place            Denver, CO        10/6/95      1984           418,565        66             13.35

  6225 North 24th Street     Phoenix, AZ       11/7/95      1981            84,460       100              9.88<F7>

  Briargate Office and
    Research Center          CO Springs, CO    11/21/95     1988           252,857       100              8.48<F7>

  Albuquerque Plaza          Albuq., NM        12/19/95     1990           365,952        86             16.95

  3333 Lee Parkway           Dallas, TX         1/5/96      1983           233,484        62             14.48
                                                                         ---------       ----           ------

Total Office Properties/Weighted Average                                 8,749,564        91%           $15.75
                                                                         =========       ====           ======

  Retail Properties
  Las Colinas Plaza          Irving, TX          <F2>       1989           135,449        98%           $10.86<F7>

  The Crescent Atrium        Dallas, TX          <F2>       1986            94,852        91             14.72<F7>
                                                                            ------       ----           ------

Total Retail Properties/Weighted Average                                   230,301        95%           $12.38
                                                                           =======        ==            ======

- - -------------------------------------

<F1> Calculated based on base rent payable as of March 31, 1996,  without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles.

<F2> Property was contributed to the Operating Partnership on May 5, 1994.

<F3> Excludes  electricity  costs, which (with the exception of the major tenant of Caltex House, Liberty Plaza I and five of The Woodlands Office Properties) are paid in full by the tenants.

<F4> The Company has a 75% limited partner interest in the partnership that owns the 10 office properties that comprise The Woodlands Office Properties.

<F5> The Company owns the principal economic interest in Spectrum Center through an interest in the Spectrum Partnership, which owns both the Spectrum note and the ground lessor's interest in the land underlying the office building.

<F6> Sprint Communications  Company L.P. ("Sprint") leases 76% of the property's net rentable area (approximately 356,000 square feet) pursuant to a triple-net lease, which means that the tenant is responsible for paying all operating costs of the property, including utilities, real estate taxes and insurance. The listed rate excludes such items.

<F7> Lease(s) are triple-net,  with the tenant(s) responsible for the payment of all operating costs of the property, including utilities, real estate taxes and insurance. The listed rate excludes such items.

                                Hotel Properties

                                                                                          For the three months
                                                                                               ended March
                                                                                                   31,
                                                                               --------------------------------------------
                                                                                                               Revenue
                                                                                 Average        Average          Per
                                                Acq.        Year                Occupancy        Daily        Available
  Property                       Location       Date     Completed    Rooms       Rate            Rate           Room
  --------                       --------       ----     ---------    -----       ----            ----           ----
                                                                              1996    1995    1996    1995   1996    1995
                                                                              ----    ----    ----    ----   ----    ----
  Hotel Properties
  Hyatt Regency Beaver Creek     Avon, CO      1/3/95       1989       295     81%     84%     $321   $295    $267   $252
  Denver Marriott City          Denver, CO    6/30/95       1982       613     80      75        94     86      76     65
  Center
  Hyatt Regency Albuquerque   Albuquerque,NM  12/19/95      1990       395     77      75        90     83      69     62
                                                                       ---    ----    ----     ----   ----    ----   ----

      Total Hotel Properties/Weighted Average                         1,303    79%     77%     $144   $132    $117   $106
                                                                      =====   ====    ====     ====   ====    ====   ====


                       Residential Development Properties

                                                         Residential                Total     Total      Average       Range
               Residential                               Development              Lots/Units Lots/Units   Closed        of
 Residential   Development                              Corporation's    Total     Developed  Closed    Sale Price   Proposed
 Development   Properties     Type of                     Effective    Lots/Units    Since     Since     Per Lot/   Sale Prices
 Corporation<F1>  (RDP)        RDP<F2>   Location        Ownership %    Planned    Inception Inception     Unit       Per Lot
 -----------      -----        ------    --------        -----------    -------    -------------------     ----       -------
Mira Vista     Mira Vista        SF    Fort Worth, TX      100.0%        695         504        400     $ 93,000   $45,000-250,000
  Development  The Highlands     SF    Breckenridge, CO     12.5%        900         144         84      144,000   $60,000-225,000
  Corporation  Whitehawk Ranch   SF    Greagle, CA          20.0%        223          14          8       95,000   $65,000-150,000
                                                                         ---         ---        ---
Total Mira Vista Development Corporation                               1,818         662        492
                                                                       -----        -----       ---

Houston Area   Falcon Point      SF    Houston, TX         100.0%      1,205         288<F4>     95     $ 36,000   $20,000-60,000
  Development  Spring Lakes      SF    Houston, TX         100.0%        536           -          -          -     $25,000-45,000
  Corporation

Total Houston Area Development Corporation                             1,741         288         95
                                                                       -----        -----       ----

Crescent       One Beaver
 Development       Creek         CO    Avon, CO             60.0%         18<F3>      -           -     $    -  $1,330,000-3,420,000
 Management    Market Square     CO    Avon, CO             60.0%         26<F3>      -           -          -  $355,000-2,165,000
 Corporation   Cresta            TH    Edwards, CO          60.0%         25          -           -          -  $1,275,000-1,725,000
               The Reserve at
                   Frisco        SF    Frisco, CO           60.0%        131          -           -          -  $86,000-110,000
                                                                       -----        -----       ----
Total Crescent Development Management Corporation                        200          -           -
                                                                       -----        -----       ----
Total Residential Development Properties                               3,759         950         587
                                                                       =====        =====       =====

- - --------------------------------------

<F1> The Company has a 94%,  94% and 90%  effective  ownership  interest in Mira
     Vista Development Corp., Houston Area Development Corp. and Crescent Development Management Corp., respectively, through ownership of non-voting common stock.

<F2> SF (Single-Family); CO (Condominium); TH (Townhome).

<F3> 10 and 19 units have been pre-sold for One Beaver Creek and Market  Square, respectively, and are expected to close beginning in the fourth quarter of 1997 upon completion of construction.

<F4> The initial 93 lot phase of this project is currently under development and is expected to be completed in early 1997.

           Aggregate Lease Expirations of Office and Retail Properties

     The following table sets out a schedule of the lease expirations for leases in place as of March 31, 1996, for each of the 10 years beginning with the remainder of 1996, for the office and retail properties, on an aggregate basis, assuming that none of the tenants exercises renewal options.



                                                        Percentage                 Percentage of   Annual
                                        Net Rentable    of Leased                   Total Annual  Base Rent
                            Number of   Area Subject   Net Rentable   Annual Base    Base Rent     per Net
                          Tenants With       to        Area Subject   Rent Under    Represented   Rentable
                            Expiring      Expiring     to Expiring     Expiring     by Expiring     Area
Year of Lease Expiration     Leases        Leases         Leases       Leases<F2>     Leases      Expiring
                                           (Square
                                          Feet)<F1>
- - -------------------------------------------------------------------------------------------------------------
1996                           140       1,038,263         12.9%      $15,579,273       11.8%      $15.01

1997                           129       1,036,938         12.8        14,919,495       11.3        14.39

1998                           129         693,304          8.6        11,483,267        8.7        16.56

1999                           81          989,985         12.3        14,709,026       11.1        14.86

2000                           60          831,381         10.3        12,972,910        9.8        15.60

2001                           29          699,156          8.6        13,523,986       10.2        19.34

2002                           19        1,086,539         13.4        20,101,626       15.2        18.50

2003                           10          340,750          4.2         6,308,716        4.8        18.51

2004                           10          407,154          5.0         8,942,207        6.8        21.96

2005                            6          910,231         11.3        12,817,311        9.6        14.08

2006 and thereafter             2           49,738           .6         1,011,566         .7        20.34

- - ----------------------

<F1> Excludes an aggregate of 825,865  square feet of unleased space as of March
     31, 1996.
<F2> Annual base rent  (excluding  increases in rent and free rent that would be taken into account under generally accepted accounting principles) for net rentable area expiring.

                                     Part II


OTHER INFORMATION


Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other information
         None


Item 6.  Exhibits and Reports on Form 8-K.

         Form 8-K dated August 2, 1994 and filed  January 9, 1996, as amended on
             February 2, 1996 and February 15, 1996.

         Form 8-K dated October 3, 1994 and filed January 9, 1996, as amended on
             February 2, 1996 and February 15, 1996.

         Form 8-K dated December 19, 1995 and filed January 3, 1996, as amended on February 2, 1996 and February 15, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CRESCENT REAL ESTATE EQUITIES, INC.




                                         /s/ Gerald W. Haddock
Date:    May 13, 1996                    Gerald W. Haddock, President and Chief
                                         Operating Officer






                                         /s/ Dallas E. Lucas
Date:    May 13, 1996                    Dallas E. Lucas, Senior Vice President,
                                         Chief Financial Officer and Chief
                                         Accounting Officer