Form 10-Q
period 1996-06-30
CRESCENT REAL ESTATE EQUITIES INC
filed 1996-08-13
CIK 918958

                       SECURITIES AND EXCHANGE COMMISSION



                             Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED JUNE 30, 1996
                           COMMISSION FILE NO 1-13038


                      CRESCENT REAL ESTATE EQUITIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MARYLAND                                     52-1862813
- ----------------------------------          ------------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                   Identification Number)


             900 Third Avenue, Suite 1800, New York, New York 10022
- --------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)


       Registrant's telephone number, including area code (212) 836-4216


  Number of shares outstanding of each of the registrant's classes of common stock, as of August 9, 1996.

               Common Stock, par value $.01 per share: 23,596,586
- --------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                               YES X     NO
                                  ---      ---

                      CRESCENT REAL ESTATE EQUITIES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION                                               PAGE
                                                                             ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of June 30, 1996 and
         December 31, 1995 (Audited) ........................................  3

         Consolidated Statements of Operations for the three
         and six months ended June 30, 1996 and 1995 ........................  4

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 1996 and 1995 .......................................  5

         Notes to Financial Statements ......................................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Historical Results of Operations ..................... 10

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 18

Item 2. Changes in Securities................................................ 18

Item 3. Defaults Upon Senior Securities...................................... 18

Item 4. Submission of Matters to a Vote of Security Holders.................. 18

Item 5. Other Information.................................................... 19

Item 6. Exhibits and Reports on Form 8-K..................................... 19

                      CRESCENT REAL ESTATE EQUITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                   (NOTE 1)
                            (DOLLARS IN THOUSANDS)

                                                                    JUNE 30,        DECEMBER 31,
                                                                      1996              1995
                                                                  ------------      ------------
                                                                   (unaudited)        (audited)
ASSETS:
   Land                                                           $     61,146      $     57,566
   Building, improvements and equipment                              1,037,755           949,140
   Less -  Accumulated depreciation                                   (188,812)         (172,267)
                                                                  ------------      ------------
                                                                       910,089           834,439

   Cash and cash equivalents                                            11,681            16,931
   Restricted cash and cash equivalents                                 14,547            22,187
   Accounts receivable, net                                              9,602             7,005
   Deferred rent receivable                                             11,612            10,007
   Investments in real estate mortgages and common
       stock of residential development corporations (Note 3)           30,947            20,090
   Notes receivable                                                     20,465            17,972
   Other assets, net                                                    44,423            35,540
                                                                  ------------      ------------
               Total assets                                       $  1,053,366      $    964,171
                                                                  ============      ============


LIABILITIES:
   Borrowings under Credit Facility (Note 4)                      $     58,355      $     20,000
   Notes payable (Note 4)                                              476,053           424,528
   Accounts payable, accrued expenses and other liabilities             22,103            31,706
                                                                  ------------      ------------
              Total liabilities                                        556,511           476,234
                                                                  ------------      ------------


MINORITY INTERESTS:
  Operating partnership, 5,292,729 and 5,296,734 units,
       respectively (Note 5)                                            69,887            71,925
  Investment Joint Ventures                                             31,820             9,481
                                                                  ------------      ------------
              Total minority interests                                 101,707            81,406
                                                                  ------------      ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, authorized 250,000,000
      shares, 23,588,040 and 23,523,547 shares issued
      and outstanding at June 30, 1996 and December 31,
      1995, respectively                                                   236               236
   Additional paid-in capital                                          424,652           423,530
   Deferred compensation on restricted shares                             (364)             (455)
   Retained deficit                                                    (29,376)          (16,780)
                                                                  ------------      ------------
              Total stockholders' equity                               395,148           406,531
                                                                  ------------      ------------
              Total liabilities and stockholders' equity          $  1,053,366      $    964,171
                                                                  ============      ============



  The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (NOTE 1)
                            (DOLLARS IN THOUSANDS,
                            EXCEPT PER SHARE DATA)



                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                                        --------                        --------
                                                       (unaudited)                    (unaudited)
REVENUES:                                         1996            1995            1996            1995
                                              ------------    ------------    ------------    ------------
   Rental property                            $     43,552    $     26,077    $     85,549    $     51,285
   Interest and other income                         1,447           3,151           2,510           3,898
                                              ------------    ------------    ------------    ------------
          Total revenues                            44,999          29,228          88,059          55,183
                                              ------------    ------------    ------------    ------------

EXPENSES:
   Real estate taxes                                 4,344           2,636           8,377           5,300
   Repairs and maintenance                           2,679           1,498           4,879           2,893
   Other rental property operating                   9,121           5,576          17,842          11,223
   Corporate general and administrative              1,141             947           2,299           1,745
   Interest expense                                  9,859           1,803          19,018           6,273
   Amortization of deferred financing costs            337             565           1,320           1,092
   Depreciation and amortization                     9,227           6,193          18,281          12,264
                                              ------------    ------------    ------------    ------------
          Total expenses                            36,708          19,218          72,016          40,790
                                              ------------    ------------    ------------    ------------

         Operating income                            8,291          10,010          16,043          14,393

OTHER INCOME:
   Equity in net income of residential
     development corporations (Note 3)               1,364           1,002           2,175           1,939
                                              ------------    ------------    ------------    ------------

INCOME BEFORE MINORITY INTERESTS AND
  EXTRAORDINARY ITEM                                 9,655          11,012          18,218          16,332
Minority interests                                  (2,036)         (2,846)         (3,619)         (4,375)
                                              ------------    ------------    ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM                     7,619           8,166          14,599          11,957
Extraordinary item (Note 4)                         (1,306)           --            (1,306)           --
                                              ------------    ------------    ------------    ------------

NET INCOME                                    $      6,313    $      8,166    $     13,293    $     11,957
                                              ============    ============    ============    ============


PER SHARE DATA:
   Income before extraordinary item           $       0.33    $       0.39    $       0.62    $       0.65
   Extraordinary item                                (0.06)           --             (0.06)           --
                                              ------------    ------------    ------------    ------------
   Net income                                 $       0.27    $       0.39    $       0.56    $       0.65
                                              ============    ============    ============    ============

WEIGHTED AVERAGE
    SHARES OUTSTANDING                          23,560,219      20,918,116      23,547,627      18,509,814
                                              ============    ============    ============    ============



  The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (NOTE 1 and 2)
                            (DOLLARS IN THOUSANDS)


                                                                SIX MONTHS ENDED JUNE 30,
                                                                ------------------------
                                                                   1996          1995
                                                                ----------    ----------
                                                                (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $   13,293    $   11,957
   Adjustments to reconcile net income to
       net cash provided by operating activities:
           Depreciation and amortization                            19,601        13,356
           Equity in net income of residential development
             corporations                                           (2,175)       (1,939)
           Extraordinary item                                        1,306          --
           Minority interests                                        3,619         4,375
           Non-cash compensation                                        91          --
           Increase in accounts receivable                          (2,792)       (2,441)
           Increase in deferred rent receivable                     (1,605)         (226)
           Increase in other assets                                 (4,933)       (9,045)
           Decrease in restricted cash and cash equivalents -
             property tax payments                                  12,874        10,930
           Decrease in accounts payable, accrued expenses
              and other liabilities                                 (9,603)         (500)
                                                                ----------    ----------
              Net cash provided by operating activities             29,676        26,467
                                                                ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of investment properties                            (64,017)     (206,526)
   Capital expenditures - rental properties                         (5,202)       (3,223)
   Increase in restricted cash and cash equivalents                 (5,234)       (4,256)
   Investment in residential development corporations              (10,857)        1,939
   Increase in notes receivable                                     (2,306)      (17,657)
   Escrow deposits - acquisition of investment properties           (2,950)       40,736
                                                                ----------    ----------
              Net cash used in investing activities                (90,566)     (188,987)
                                                                ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt financing costs                                             (4,066)         (592)
   Borrowings under Credit Facility                                 58,355       180,200
   Payments under Credit Facility                                  (20,000)     (175,842)
   Debt proceeds                                                   108,638          --
   Debt payments                                                   (57,113)         --
   Deposit on long-term debt financing                                --          (6,000)
   Net proceeds from offering                                         --         166,926
   Issuance of partnership units                                     1,574          --
   Dividends and unitholders distributions                         (31,748)      (22,522)
                                                                ----------    ----------
               Net cash provided by financing activities            55,640       142,170
                                                                ----------    ----------

DECREASE IN CASH AND CASH EQUIVALENTS                               (5,250)      (20,350)
CASH AND CASH EQUIVALENTS,
   Beginning of period                                              16,931        30,247
                                                                ----------    ----------
CASH AND CASH EQUIVALENTS,
   End of period                                                $   11,681    $    9,897
                                                                ==========    ==========





  The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   ORGANIZATION AND BASIS OF PRESENTATION:


ORGANIZATION

     Crescent Real Estate Equities, Inc. ("Crescent"), which was incorporated under the General Corporation Law of Maryland on February 9, 1994, is a fully integrated real estate company organized as a real estate investment trust ("REIT"), which owns, directly or indirectly, a portfolio of properties (the "Properties") located primarily in 16 metropolitan submarkets in Texas, Colorado and Arizona. As of June 30, 1996, the Properties include 33 office properties and two retail properties comprising an aggregate of approximately
9.8 million net rentable square feet (primarily Class A), three full-service hotel properties with a total of 1,303 rooms, the real estate mortgages and non-voting common stock of three Residential Development Corporations that own all or a portion of six single-family residential land developments and three prospective multi-family developments, and one mortgage note secured by an office property.

     Crescent's direct and indirect subsidiary entities include Crescent Real Estate Equities, Ltd. ("CREE, Ltd."), which is the general partner of Crescent Real Estate Equities Limited Partnership (the "Operating Partnership"); CRE Limited Partner, Inc. ("CRELP, Inc.") which is a limited partner of the Operating Partnership; the Operating Partnership; Crescent Real Estate Funding I, L.P. ("Funding I") and Crescent Real Estate Funding II, L.P. ("Funding II"), limited partnerships in which the Operating Partnership owns substantially all of the economic interests directly, or indirectly through Waterside Commons Limited Partnership ("WCLP"), and the remaining interests which are owned indirectly by Crescent through CRE Management I Corp. ("CREMI") and CRE Management II Corp. ("CREMII") which are the general partners of Funding I and Funding II, respectively, and are both wholly owned subsidiaries of CREE, Ltd., and Crescent/301 L.L.C., which is a wholly owned subsidiary of the Operating Partnership and its general partner (Crescent and all the foregoing are collectively referred to as the "Company"). As of June 30, 1996, Funding I owned nine properties located in Texas and Colorado consisting of eight office properties and one retail property and Funding II owned 12 properties located in Texas, Colorado, Arizona and New Mexico consisting of nine office properties, two hotel properties and one retail property. As of June 30, 1996, the Operating Partnership owned directly or indirectly through partnership interests 17 properties located in Texas, Colorado, Arizona and Nebraska consisting of 16 office properties, one hotel property, a mortgage note secured by an office property and the real estate mortgages and non-voting common stock of three Residential Development Corporations. The following table sets forth by subsidiary, the properties owned by such subsidiary:


                                                                      OPERATING
FUNDING I                    FUNDING II                               PARTNERSHIP
- ---------                    ----------                               -----------
The Crescent Office Towers   Albuquerque Plaza                        Central Park Plaza
The Crescent Atrium          Barton Oaks Plaza One                    Denver Marriott City Center
The Avallon                  Briargate Office and Research Center     MCI Tower
The Citadel                  Hyatt Regency Albuquerque                Spectrum Center
The Aberdeen                 Hyatt Regency Beaver Creek               The Woodlands Office
Continental Plaza            Las Colinas Plaza                          Properties (through WOE,
Caltex House                 Liberty Plaza I & II                       see Note 8)
Regency Plaza One            MacArthur Center I & II                  301 Congress Avenue (see Note 7)
Waterside Commons            Ptarmigan Place                          3333 Lee Parkway
                             Stanford Corporate Centre                6225 North 24th Street
                             Two Renaissance Square
                             12404 Park Central

BASIS OF PRESENTATION

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

Certain reclassifications have been made to previously reported amounts to conform with current presentation.

2.   SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS:

                                                               1996      1995
                                                               ----      ----

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

   Interest paid (net of capitalized interest)                $18,952   $ 6,294

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

   Minority interest - joint venture capital                  $22,976   $  --

  Conversion of operating partnership units to common
    stock with resulting reduction in minority interest and
    increases in additional paid-in capital                   $   825   $10,944

3. INVESTMENTS IN REAL ESTATE MORTGAGES AND COMMON STOCK OF RESIDENTIAL DEVELOPMENT CORPORATIONS:

     The Company accounts for its investments in real estate mortgages and non-voting common stock of Mira Vista Development Corp. ("MVDC"), Houston Area Development Corp. ("HADC") and Crescent Development Management Corp. ("CDMC") (collectively, the "Residential Development Corporations"), under the equity method of accounting. The following summarizes the combined financial information for the Residential Development Corporations for the three and six months ended June 30, 1996 and 1995, respectively.

                       Three Months Ended         Six Months Ended
                            June 30,                 June 30,
                       -------------------      -------------------
                         1996       1995          1996       1995
                        ------     ------        ------     ------
Summary Operations
   Lot Sale Revenue     $2,346     $5,542        $3,596     $7,339
   Other Revenue           438        146         1,033        353
                        ======     ======        ======     ======
   Total Revenue        $2,784     $5,688        $4,629     $7,692
                        ======     ======        ======     ======

   Net Income           $1,456     $3,530        $2,323     $4,510
                        ======     ======        ======     ======

4.   NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:

NOTES PAYABLE

                                                              June 30,
                                                                1996
                                                              --------
Note payable to Asset Securitization Corporation,
Commercial Mortgage Pass-Through Certificates,
Series 1995-MD IV ("Nomura Note I") bears interest
at an average rate of 7.83% with an initial
seven-year interest-only period, followed by
principal amortization based on a 25-year
amortization schedule through maturity in August
2027 (1), secured by Funding I properties ...............     $239,000

Note payable to Nomura Asset Securities
Corporation, Commercial Mortgage Pass-Through
Certificates, Series 1996-MD V ("Nomura Note II")
bears interest at an average rate of 7.79% with an
initial seven-year interest-only period, followed
by principal amortization based on a 25-year
amortization schedule through maturity in March
2028(2), secured by Funding II properties ...............      161,000

Note payable to Connecticut General Life Insurance
Company due December 2002, bearing interest at
7.47% with a seven-year interest-only term,
secured by MCI Tower and Denver Marriott City Center ....       63,500

Note payable to Metropolitan Life Insurance
Company due September 2001, bearing interest at
8.875% with monthly principal and interest
payments, secured by five of The Woodlands Office
Properties ..............................................       12,553
                                                              --------

Total Notes Payable .....................................     $476,053
                                                              ========



(1) In August 2007, the borrower is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,000.
(2) In March 2006, the borrower is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,000.


CREDIT FACILITY

In April 1996, the Company canceled its $150,000 credit facility led by The First National Bank of Boston ("FNBB"). At that time the Company had no outstanding borrowings under the credit facility. In connection with the cancellation of the credit facility, the Company recognized an extraordinary loss of $1,306, net of minority interests, resulting from the write-off of unamortized deferred financing fees.

In June 1996, the Company executed a new $150,000 credit facility (the "Credit Facility") with FNBB which has subsequently been increased to $175,000. Initially, the Credit Facility has a 9 month term and will bear interest at LIBOR +240 basis points. Upon the occurrence of certain qualifying events, including the raising of additional equity, the term will be extended by 24 months and interest rate will be reduced to

LIBOR +185 basis points. The Credit Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including loan-to-value and debt service coverage ratios, limitations on additional indebtedness and stockholders' distributions, and a minimum net worth requirement. As of June 30, 1996, the Company was in compliance with all covenants of the Credit Facility.

5.   MINORITY INTERESTS:

Minority interests represents (i) limited partnership interests in the Operating Partnership ("units") and (ii) joint venture interests held by outside interests. Each unit may be exchanged for either one share of common stock or, at the election of the Company, cash equal to the fair market value of the share of common stock at the time of the exchange. When a unitholder exchanges a unit, minority interest will be reduced and the Company's investment in the Operating Partnership will be increased. During the six months ended June 30, 1996, 52,743 units were exchanged for shares of common stock of the Company.

6.   STOCKHOLDERS' EQUITY:

On April 4, 1996, the Company declared a cash dividend and unitholder distribution of $15,897 or $.55 per share and equivalent unit, to stockholders and unitholders of record on April 17, 1996 for the quarter ended March 31, 1996. The cash dividend and unitholder distribution were paid on May 1, 1996, and represented an annualized distribution of $2.20 per share and equivalent unit.

7.   ACQUISITIONS:

On April 18, 1996, the Company together with Aetna Life Insurance Company ("Aetna") formed 301 Congress Avenue, L.P., a Delaware limited partnership in which the Company and Aetna, each own a 50% interest. Crescent/301, L.L.C., a limited liability company that is wholly owned by the Company's operating partnership and its general partner, serves as the general partner of 301 Congress Avenue, L.P. (the "Partnership"). On April 18, 1996, the Partnership acquired from Aetna 301 Congress Avenue, a 22-story Class A office property consisting of 418,000 square feet of net rentable space located in downtown Austin, Texas. The Company contributed to the Partnership approximately $21,635 which was funded through a short-term note payable to FNBB. Beginning in April 1996, the operations of the Partnership were consolidated into the operations of the Company.

On June 13, 1996, the Company acquired Central Park Plaza, a Class A office property consisting of two 15-story twin towers and 410,000 square feet of net rentable space located in downtown Omaha, Nebraska. The purchase price of Central Park Plaza was approximately $25,200, which was funded through a draw under the Credit Facility.

8.   SUBSEQUENT EVENTS (through August 9, 1996):

On July 3, 1996, the Company declared a cash dividend and unitholder distribution of $15,884 or $.55 per share and equivalent unit for the quarter ended June 30, 1996. The dividend is equivalent to an annualized dividend of $2.20 per share. The dividend is payable August 6, 1996, to shareholders of record on July 17, 1996.

On July 26, 1996, the Company acquired Canyon Ranch-Tucson, a destination health and fitness resort located at the base of the Catalina mountains near Tucson, Arizona. Canyon Ranch-Tucson encompasses 50 acres, including 179 rooms, which can accommodate 240 guests on a daily basis, a 62,000 square foot spa complex, a life enhancement center offering structured therapy and counseling, a health and healing center with a complete staff of physicians, dietitians, psychologists and therapists, four pools and eight tennis courts. The Tucson resort was acquired for approximately $57,000 through the issuance of $27,000 of operating partnership units and assumption of debt which the Company subsequently retired for $30,000, through a draw under the Credit Facility.

On July 31, 1996, the Woodland Office Equities - `95 Limited ("WOE"), in which the Company owns a 75% limited partnership interest, acquired two office properties developed by The Woodlands Corporation consisting of a combined 109,000 square feet of net rentable space located in The Woodlands, a community 25 miles north of Houston, Texas. The purchase price for the two office properties was approximately $10,915, in which the Company contributed $8,186 to WOE through a draw under the Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND HISTORICAL RESULTS OF OPERATIONS

The changes in operating results from period to period are primarily the result of increases in the total square feet of the portfolio due to significant acquisitions made by Crescent Real Estate Equities, Inc. through its direct and indirect subsidiaries (collectively, the "Company"). The weighted average square feet of consolidated properties for the three and six months ended June 30, 1996 were approximately 9.4 and 9.1 million, respectively, compared to 5.6 and 5.3 million for the same periods in 1995. These increases in consolidated properties square feet represent a 67.9% and 71.7% increase in square feet for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995.

This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: real estate investment considerations, such as the effect of economic, demographic, competitive and other conditions in the market area on cash flows and values, the ability to renew leases or relet space on a timely basis upon the expiration of current leases, and the ability of a property to generate revenues sufficient to meet debt service payments and other operating expenses; and financing risks, such as the availability of equity and debt financing, the Company's ability to service existing debt, the possibility that the Company's outstanding debt (which requires so-called balloon payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and the fact that interest rates under the Credit Facility may increase.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal and recurring nature.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues from rental properties increased approximately $17.5 million, or 67.0%, to $43.6 million for the three months ended June 30, 1996, as compared to $26.1 million for the three months ended June 30, 1995. This increase is primarily attributable to the acquisition of: a) three office properties and one hotel in the second quarter of 1995 which resulted in $4.7 million of incremental revenues; b) 16 office properties and one hotel in the third and fourth quarters of 1995 which resulted in $10.6 million of incremental revenues; and c) three office properties in 1996 which resulted in $2.4 million of incremental revenues.

The decrease in interest and other income of $1.7 million is primarily due to the sale of the co-investment rights in the Ritz-Carlton Hotel in the second quarter of 1995 resulting in a $2.3 million gain, compared to the sale of marketable securities in the second quarter of 1996, resulting in a $.7 million gain.

Total expenses increased $17.5 million, or 91.1%, to $36.7 million for the three months ended June 30, 1996, as compared to $19.2 million for the three months ended June 30, 1995. The increase in rental property operating expenses of $6.4 million, is primarily attributable to the acquisition of: a) three office properties in the second quarter of 1995 which resulted in $1.2 million of incremental expenses; b) 16 office properties in the third and fourth quarters of 1995 which resulted in $4.0 million of incremental expenses; and c) three office properties in 1996 which resulted in $1.3 million of incremental expenses. Depreciation and amortization increased $3.0 million primarily due to the property acquisitions subsequent to June 30, 1995. The increase in interest expense of $8.1 million is primarily attributable to interest payable under the terms of the three long-term financing arrangements entered into between August 1995 and March 1996, proceeds of which were used to fund property acquisitions in 1995 and 1996. The increase in corporate general and administrative of $.2 million was attributable to incremental costs associated with the corporate operations of the Company as a direct result of recent property additions to the Company's portfolio.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues from rental properties increased approximately $34.2 million, or 66.7%, to $85.5 million for the six months ended June 30, 1996, as compared to $51.3 million for the six months ended June 30, 1995. This increase is primarily attributable to the acquisition of: a) three office properties and one hotel in the second quarter of 1995 which resulted in $9.8 million of incremental revenues; b) 16 office properties and one hotel in the third and fourth quarters of 1995 which resulted in $21.3 million of incremental revenues; and c) three office properties in 1996 which resulted in $3.0 million of incremental revenues.

The decrease in interest and other income of $1.4 million is primarily due to the sale of the co-investment rights in the Ritz-Carlton Hotel in the second quarter of 1995 resulting in a $2.3 million gain, compared to the sale of marketable securities in the second quarter of 1996, resulting in a $.7 million gain.

Total expenses increased $31.2 million, or 76.5%, to $72.0 million for the six months ended June 30, 1996, as compared to $40.8 million for the six months ended June 30, 1995. The increase in rental property operating expenses of $11.7 million, is primarily attributable to the acquisition of: a) three office properties in the second quarter of 1995 which resulted in $2.6 million of incremental expenses; b) 16 office properties in the third and fourth quarters of 1995 which resulted in $7.7 million of incremental expenses; and c) three office properties in 1996 which resulted in $1.6 million of incremental expenses. Depreciation and amortization increased $6.0 million primarily due to the property acquisitions subsequent to June 30, 1995. The increase in interest expense of $12.7 million is primarily attributable to interest payable under the terms of the three long-term financing arrangements entered into between August 1995 and March 1996, proceeds of which were used to fund property acquisitions in 1995 and 1996. The increase in corporate general and administrative of $.6 million was attributable to incremental costs associated with the corporate operations of the Company as a direct result of recent property additions to the Company's portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $11.7 million and $16.9 million at June 30, 1996 and December 31, 1995, respectively. The decrease is attributable to $90.6 million used in investing activities, offset by $55.6 million and $29.7 million of cash provided by financing and operating activities, respectively. The Company utilized $90.6 million of cash flow primarily in the following investing activities: (i) the acquisition of three office properties ($64.0 million); (ii) additional investments in Residential Development Corporations ($10.9 million); (iii) tenant and building improvements ($5.2 million) and (iv) restricted cash escrows for capital expenditures, real estate taxes and insurance ($5.2 million). The cash inflow from operating activities is primarily attributable to property operations and a decrease in restricted cash reserves for the payment of real estate taxes partially offset by the increase in accounts receivable due to recent property acquisitions and the hotel lessee's percentage rent lease payments which are remitted quarterly and decrease in accounts payable due to payment of property taxes. The Company's inflow of cash provided by financing activities is primarily attributable to proceeds received from the long-term financing arrangements with Nomura Asset Capital Corporation ("Nomura"), Connecticut General Life Insurance Company ("CIGNA"), the Credit Facility and short-term note payable ($167.0 million), which amounts were partially offset by the repayment of the short-term note payable ($57.1 million) and the pay-off and cancellation of the prior credit facility ($20.0 million) and the distributions paid to stockholders and unitholders ($31.7 million).

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

The significant terms of the Company's debt financing arrangements are shown below (dollars in thousands):

                                                                                BALANCE
                             MAXIMUM        INTEREST    EXPIRATION           OUTSTANDING AT
     DESCRIPTION            BORROWINGS        RATE         DATE              JUNE 30, 1996
     -----------            ----------        ----         ----              -------------
Line of Credit(a)           $  175,000        8.25%    February 1997         $    58,355
Nomura Note I(b)               239,000        7.83%    August 2027               239,000
Nomura Note II(c)              161,000        7.79%    March 2028                161,000
CIGNA Note                      63,500        7.47%    December 2002              63,500
Metropolitan Life Note          12,553        8.88%    September 2001             12,553
                            ----------                                       -----------

Total                       $  651,053                                       $   534,408
                            ==========                                       ===========

(a) The Company executed a new $150 million credit facility with The First National Bank of Boston which has subsequently been increased to $175 million. Initially, the term is 9 months and will bear interest at LIBOR +240 basis points. Upon the occurrence of certain qualifying events, including the raising of additional equity, the term will be extended 24 months and interest rate will be reduced to LIBOR +185 basis points.
(b) The note has a seven year period during which only interest is payable, followed by principal amortization based on a 25-year amortization schedule through maturity. At the end of 12 years (August 2007) , the borrower is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220 million.
(c) The note has a seven year period during which only interest is payable, followed by principal amortization based on a 25-year amortization schedule through maturity. At the end of 10 years (March 2006), the borrower is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154 million.

The Company expects to meet its short-term liquidity requirements primarily through cash flow provided by operating activities, which the Company believes will be adequate to fund normal recurring operating expenses, debt service requirements, non-incremental revenue generating capital expenditures and distributions to stockholders and unitholders. To the extent the Company's cash flow from operating activities is not sufficient to finance incremental revenue-generating capital expenditures (including additions to or replacements of residential lots), or investment property acquisition costs, the Company expects to finance such activities with proceeds available under the new Credit Facility, available cash reserves and other debt and equity financing.

The Company expects to meet its long-term liquidity requirements, consisting primarily of maturities under the Credit Facility, CIGNA Note and Nomura Notes, through long-term secured and unsecured borrowings and the issuance of debt securities and/or additional equity securities of the Company.

Based on the Company's total market capitalization of $1.6 billion at June 30, 1996 (at a $36.75 stock price, which was the closing price of the stock on the NYSE on June 30, 1996, and including the full conversion of all units of minority interest in the Operating Partnership plus total indebtedness), the

Company's debt represented 33% of its total market capitalization. The Company intends to maintain a conservative capital structure with total debt targeted at 40% of total market capitalization.

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

FUNDS FROM OPERATIONS

Funds from Operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income (loss) (determined in accordance with generally accepted accounting principles or "GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance of an equity REIT. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate distributions paid to stockholders and unitholders for the six months ended June 30, 1996 and 1995 were $31.8 and $25.7 million, respectively. An increase in FFO does not necessarily result in an increase in aggregate distributions because the Company's board of directors is not required to increase distributions on a quarterly basis unless necessary in order to enable the Company to maintain REIT status. However, the Company must distribute 95% of its real estate investment trust taxable income (as defined in the Code), therefore, a significant increase in FFO will generally require an increase in distributions to stockholders and unitholders although not necessarily on a proportionate basis. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net income (loss) and cash flows as reported in the consolidated financial statements and notes thereto. Management believes that FFO is a useful indicator of operations and ability to generate cash and, therefore, is useful to investors both in understanding the Company's performance and liquidity and because industry analysts generally report FFO of REITs, in comparing these factors to those of other REITs. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REITs because these REITs may not apply to the revised definition of FFO in the same manner as the Company.

                      STATEMENTS OF FUNDS FORM OPERATIONS
                            (DOLLARS IN THOUSANDS,
                            EXCEPT PER SHARE DATA)


                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30,                             JUNE 30,
                                                              --------                             --------
                                                       1996              1995              1996              1995
                                                   ------------      ------------      ------------      ------------
INCOME BEFORE MINORITY INTERESTS
  AND EXTRAORDINARY ITEM                           $      9,655      $     11,012      $     18,218      $     16,332

ADJUSTMENTS:
  Depreciation and amortization of real
    estate assets                                         8,929             6,055            17,818            11,984
  Adjustment for unconsolidated
    investments in real estate
    mortgages and common stock of
    residential development corporations                    690             3,219             1,012             3,868
  Joint Ventures minority interest                         (320)             --                (320)             --
  Other (1)                                                --              (2,300)             --              (2,300)
                                                   ------------      ------------      ------------      ------------

FUNDS FROM OPERATIONS                              $     18,954      $     17,986      $     36,728      $     29,884
                                                   ============      ============      ============      ============

WEIGHTED-AVERAGE SHARES/UNITS
  OUTSTANDING                                        28,892,874        28,112,580        28,876,941        25,348,191

DIVIDEND PAID PER SHARE                            $       0.55      $       0.50      $       1.10      $       1.00

SUPPLEMENTAL INFORMATION:
  Rental income from straight-line rents           $       (723)     $       (130)     $     (1,605)     $       (226)
  Residential development capital expenditures             (791)             (404)           (1,267)             (774)
  Non-incremental revenue generating exp.:
      Rental property capital expenditures                 (620)             (309)             (759)             (582)
      Tenant leasing costs                               (2,589)             (861)           (3,366)           (1,683)
  Depreciation and amortization of non-real
      estate assets                                         180               138               345               280
  Amortization of deferred financing costs                  337               565             1,320             1,092


(1)  Represents non-recurring gain on sale of investment

                             PORTFOLIO INFORMATION

     The following tables set forth certain information about the properties as of June 30, 1996.

                          OFFICE AND RETAIL PROPERTIES

                                                                                                            Average
                                                                                                            Base
                                                                                      Net                   Rent
                                                                                    Rentable                Per
                                                           Acq.        Year           Area       Percent    Leased
  Property                             Location            Date     Completed      (Sq. Ft.)     Leased     Sq. Ft.(1)
  --------                             --------            ----     ---------      ---------     ------     -------
  OFFICE PROPERTIES
  The Crescent Office Towers           Dallas, TX          (2)        1986         1,205,212        93%     $21.87 (3)
  Continental Plaza                    Fort Worth, TX      (2)        1982           954,895        84       14.68 (3)
  MacArthur Center I & II              Irving, TX          (2)      1982/1986        294,069       100       15.89
  The Citadel                          Denver, CO          (2)        1987           130,652        96       15.81
  Caltex House                         Irving, TX         5/5/94      1982           445,993        94       18.95 (3)
  Liberty Plaza I & II                 Dallas, TX        7/15/94    1981/1986        218,813        95       11.46 (3)
  Regency Plaza One                    Denver, CO         8/2/94      1985           309,862        98       17.08
  Waterside Commons                    Irving, TX        10/1/94      1986           458,739        98        9.18 (6)
  Two Renaissance Square               Phoenix, AZ       11/3/94      1990           476,373        74       21.30
  The Avallon                          Austin, TX        11/8/94      1993           125,959       100       16.20
  Stanford Corporate Centre            Dallas, TX         1/4/95      1985           265,507       100       13.39
  The Aberdeen                         Dallas, TX        3/13/95      1986           320,629       100       15.75
  12404 Park Central                   Dallas, TX         5/9/95      1987           239,103       100       13.12
  Barton Oaks Plaza One                Austin, TX         6/5/95      1986            99,792        89       17.59
  MCI Tower                            Denver, CO        6/30/95      1982           550,807        97       16.03
  The Woodlands Office
    Properties(4)                      Woodlands, TX     7/12/95    1980-1993        702,959        88       12.09 (3)
  Spectrum Center(5)                   Dallas, TX        8/31/95      1983           598,250        91       14.39
  Ptarmigan Place                      Denver, CO        10/6/95      1984           418,565        66       13.26
  6225 North 24th Street               Phoenix, AZ       11/7/95      1981            84,460       100       12.00 (8)
  Briargate Office and
    Research Center                    CO Springs, CO    11/21/95     1988           252,857       100        8.48 (8)
  Albuquerque Plaza                    Albuq., NM        12/19/95     1990           365,952        87       17.03
  3333 Lee Parkway                     Dallas, TX         1/5/96      1983           233,484        62       14.46
  301 Congress Avenue (7)              Austin, TX        4/18/96      1986           418,443        86       12.49 (8)
  Central Park Plaza                   Omaha, NE         6/13/96      1982           409,850        98       11.77 (8)
                                                                                   ---------        --      ------

Total Office Properties/Weighted Average                                           9,581,225        90%     $15.34
                                                                                   =========        ==      ======

  RETAIL PROPERTIES
  Las Colinas Plaza                    Irving, TX          (2)        1989           135,449        98%     $10.70 (8)
  The Crescent Atrium                  Dallas, TX          (2)        1986            94,852        86       14.39 (8)
                                                                                   ---------        --      ------

Total Retail Properties/Weighted Average                                             230,301        92%     $12.12
                                                                                   =========        ==      ======

- -------------

(1) Calculated based on base rent payable as of June 30, 1996, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles ("GAAP").
(2)  Property was contributed to the Operating Partnership on May 5, 1994.
(3) Excludes electricity costs, which (with the exception of the major tenant of Caltex House, Liberty Plaza I and five of The Woodlands Office Properties) are paid in full by the tenants.
(4) The Company has a 75% limited partner interest in the partnership that owns the 10 office properties that comprise The Woodlands Office Properties. The Woodlands community is located 25 miles north of Houston, Texas.
(5) The Company owns the principal economic interest in Spectrum Center through an interest in the Spectrum Partnership, which owns both the Spectrum note and the ground lessor's interest in the land underlying the office building.
(6) Sprint Communications Company L.P. ("Sprint") leases 76% of the property's net rentable area (approximately 356,000 square feet) pursuant to a triple-net lease, which means that the tenant is responsible for paying all operating costs of the property, including utilities, real estate taxes and insurance. The listed rate excludes such items. On January 1, 1996, Sprint renewed its lease subject to the following terms: a term of
     9.5 years, approximately eight months of free rent in 1996, with a current rate of $7.80 per leased square foot increasing to $8.00 per leased square foot in June 1998 and $8.20 per leased square foot in June 2002, where it remains for the duration of the lease.
(7) The Company has a 1% general partner and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.
(8) Lease(s) are triple-net, with the tenant(s) responsible for the payment of all operating costs of the property, including real estate taxes and insurance (with the exception of 75% of leased square feet in Central Park Plaza). The listed rate excludes such items.

                                HOTEL PROPERTIES

                                                                                          For the six months
                                                                                               ended June
                                                                                                   30,
                                                                               --------------------------------------------
                                                                                                               Revenue
                                                                                 Average        Average          Per
                                                Acq.        Year                Occupancy        Daily        Available
  Property                       Location       Date     Completed    Rooms       Rate            Rate           Room
  --------                       --------       ----     ---------    -----       ----            ----           ----
                                                                              1996    1995    1996    1995   1996    1995
                                                                              ----    ----    ----    ----   ----    ----
  HOTEL PROPERTIES
  Hyatt Regency Beaver Creek     Avon, CO       1/3/95      1989       295     68%     70%      $241   $220    $173   $160
  Denver Marriott City          Denver, CO     6/30/95      1982       613     81      78        104     97      84     76
  Center
  Hyatt Regency Albuquerque   Albuquerque,NM  12/19/95      1990       395     78      77         93     85      72     66
                                                                     -----   ----    ----       ----   ----    ----   ----

      Total Hotel Properties/Weighted Average                        1,303     77%     76%      $132   $121    $101   $ 92
                                                                     =====   ====    ====       ====   ====    ====   ====


                       RESIDENTIAL DEVELOPMENT PROPERTIES

                                                        Residential                 Total      Total    Average
                  Residential                           Development              Lots/Units  Lots/Units  Closed
 Residential      Development                           Corporation's   Total     Developed   Closed   Sale Price
 Development      Properties    Type of                  Effective    Lots/Units    Since      Since    Per Lot/
 Corporation(1)      (RDP)       RDP(2)     Location    Ownership %    Planned    Inception  Inception    Unit
 --------------      -----       ------     --------    -----------    -------    ---------  ---------    ----
Mira Vista      Mira Vista         SF   Fort Worth, TX    100.00%         691          521        431    $ 94,000
  Development   The Highlands      SF   Breckenridge, CO   12.25%         750          165         93    $146,000
  Corporation   Whitehawk Ranch    SF   Graeagle, CA       20.00%         223           14          8    $ 95,000
                                                                        -----         ----       ----
Total Mira Vista Development Corporation                                1,664          700        532
                                                                        -----         ----       ----

Houston Area    Falcon Point       SF   Houston, TX        100.0%       1,205          288         99   $  36,000
  Development   Spring Lakes       SF   Houston, TX        100.0%         536(4)         -          -         N/A
  Corporation                                                           -----         ----       ----
Total Houston Area Development Corporation                              1,741          288         99
                                                                        -----         ----       ----

Crescent        One Beaver
 Development        Creek          CO   Avon, CO            60.0%          18(5)         -          -   $      -
 Management     Market Square      CO   Avon, CO            60.0%          26(5)         -          -          -
 Corporation    Cresta             TH   Edwards, CO         60.0%          25            -          -          -
                The Reserve at
                    Frisco         SF   Frisco, CO          60.0%         131            -          -          -

                                                                        -----         ----       ----
Total Crescent Development Management Corporation                         200            -          -
                                                                        -----         ----       ----
Total Residential Development Properties                                3,605          988        631
                                                                        =====         ====       ====


                   Residential                  Range of
                   Development                  Proposed
                   Properties                 Sale Prices
                      (RDP)                    Per Lot(3)
                      -----                    ----------
Mira Vista       Mira Vista              $   50,000 -   265,000
  Development    The Highlands           $   55,999 -   225,000
  Corporation    Whitehawk Ranch         $   65,000 -   150,000


Houston Area     Falcon Point            $   20,000 -    60,000
  Development    Spring Lakes            $   25,000 -    45,000
  Corporation

Crescent         One Beaver Creek        $1,330,000 - 3,420,000
  Development    Market Square           $  356,000 - 2,161,000
  Management     Cresta                  $1,278,000 - 1,725,000
  Corporation    The Reserve at
                     Frisco              $   86,000 -   110,000

- ---------------
(1) The Company has a 94%, 94% and 90% effective ownership interest in Mira Vista Development Corp., Houston Area Development Corp. and Crescent Development Management Corp., respectively, through ownership of non-voting common stock.
(2)  SF (Single-Family); CO (Condominium); TH (Townhome).
(3)  Based on existing inventory of developed lots and lots to be developed.
(4) The initial 93 lot phase of this project is currently under development and is expected to be completed in early 1997.
(5) 10 and 19 units have been pre-sold for One Beaver Creek and Market Square, respectively, and are expected to close beginning in the fourth quarter of 1997 upon completion of construction.

          AGGREGATE LEASE EXPIRATIONS OF OFFICE AND RETAIL PROPERTIES

     The following table sets out a schedule of the lease expirations for leases in place as of June 30, 1996, for each of the 10 years beginning with the remainder of 1996, for the office and retail properties, on an aggregate basis, assuming that none of the tenants exercises renewal options.



                                                          PERCENTAGE                 PERCENTAGE OF     ANNUAL
                                        NET RENTABLE      OF LEASED                   TOTAL ANNUAL    BASE RENT
                            NUMBER OF  AREA SUBJECT TO   NET RENTABLE   ANNUAL BASE    BASE RENT       PER NET
                          TENANTS WITH    EXPIRING       AREA SUBJECT   RENT UNDER    REPRESENTED     RENTABLE
                            EXPIRING       LEASES        TO EXPIRING     EXPIRING     BY EXPIRING       AREA
YEAR OF LEASE EXPIRATION     LEASES    (SQUARE FEET)(1)     LEASES       LEASES(2)       LEASES        EXPIRING
- ----------------------------------------------------------------------------------------------------------------
1996                          121           803,853         9.1%      $11,714,573         8.2%       $14.57
1997                          125         1,095,903        12.4        15,310,034        10.7         13.97
1998                          141           865,301         9.8        14,342,849        10.1         16.58
1999                           92           994,795        11.3        14,621,790        10.3         14.70
2000                           63         1,026,770        11.7        16,194,062        11.4         15.77
2001                           52           894,807        10.2        16,831,054        11.8         18.81
2002                           25         1,287,697        14.6        22,471,197        15.8         17.45
2003                           12           413,893         4.7         7,402,500         5.2         17.89
2004                           10           403,706         4.6         8,857,129         6.2         21.94
2005                            8           956,490        10.9        13,436,831         9.4         14.05
2006 and thereafter             3            61,675         0.7         1,286,117         0.9         20.85

- ----------------------

(1) Excludes an aggregate of 967,561 square feet of unleased space as of June 30, 1996.
(2) Annual base rent (excluding increases in rent and free rent that would be taken into account under generally accepted accounting principles) for net rentable area expiring.

                                    PART II


OTHER INFORMATION


Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on June 17, 1996, the following proposals were approved:

                                                     AFFIRMATIVE        NEGATIVE           VOTES            BROKER
                                                        VOTES             VOTES           ABSTAIN          NON-VOTE
                                                        -----             -----           -------          --------
1.   To consider and vote upon the proposal to
     authorize the Company, in connection with any
     issuance of securities pursuant to its
     existing registration statement, to issue to
     the Chairman of the Board of Directors the
     same type of securities or, in lieu of such
     securities, to issue units of ownership
     interest in the Company's operating
     partnership that are exchangeable on a
     one-for-one basis for shares of the Company's
     common stock, par value $.01 per share (the
     "Common Stock"), with any such issuance to be
     made on terms equivalent to the terms of
     issuance to other purchasers.                       16,409,608        1,766,665            83,355        3,281,730

2.   To approve the appointment of Arthur Andersen
     LLP as the independent auditors of the
     Company for the fiscal year ending
     December 31, 1996.                                  21,512,835           13,238            15,285             --

                                                     AFFIRMATIVE        NEGATIVE           VOTES            BROKER
                                                        VOTES             VOTES           ABSTAIN          NON-VOTE
                                                        -----             -----           -------          --------

3.   To consider and vote upon the proposal to
     ratify an amendment of the Company's 1995
     Stock Incentive Plan.                               13,678,981        4,519,380            61,317        3,281,730

4.   To consider and vote upon the proposal to
     reorganize the Company, currently a Maryland
     corporation, as a Texas real estate
     investment trust by means of a merger of the
     Company into a wholly owned, newly formed
     Texas subsidiary organized as a real estate
     investment trust.                                   17,923,166          258,357            78,105        3,281,730

Item 5.  Other information
         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits          Description

                  27.1              Financial Data Schedule

         (b)      Reports on Form 8-K.

                  Form 8-K dated April 18, 1996 and filed June 5, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CRESCENT REAL ESTATE EQUITIES, INC.




                                       /s/ Gerald W. Haddock
                                       ---------------------------------------
Date: August 12, 1996                  Gerald W. Haddock, President and Chief
                                       Operating Officer






                                       /s/ Dallas E. Lucas
                                       ---------------------------------------
Date: August 12, 1996                  Dallas E. Lucas, Senior Vice President,
                                       Chief Financial Officer and Chief
                                       Accounting Officer

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                  DESCRIPTION
- -------                 -----------

  27.1        - Financial Data Schedule
