Form 10-Q
period 1996-09-30
CRESCENT REAL ESTATE EQUITIES INC
filed 1996-11-14
CIK 918958

                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1996
                           COMMISSION FILE NO 1-13038


                      CRESCENT REAL ESTATE EQUITIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 MARYLAND                                      52-1862813
---------------------------------------------             ----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                          Identification Number)




            900 Third Avenue, Suite 1800, New York, New York  10022
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)


       Registrant's telephone number, including area code (212) 836-4216


           Number of shares outstanding of each of the registrant's classes of common stock, as of November 8, 1996.

              Common Stock, par value $.01 per share:  36,146,380

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


                  YES      X                NO
                      -----------             -----------

                     CRESCENT REAL ESTATE EQUITIES, INC.
                                  FORM 10-Q
                              TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION                                                                PAGE
                                                                                              ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance  Sheets as  of September  30, 1996  and December  31,
         1995 (Audited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

         Consolidated Statements  of Operations for the three and nine months ended
         September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .         4

         Consolidated Statements  of Cash Flows for the nine months ended September
         30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5

         Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Historical Results of Operations . . . . . . . . . . . . . . . . .        12

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20

Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . .        20

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . .        20

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20

Item 6.  Exhibits and Reports on Form 8-K.. . . . . . . . . . . . . . . . . . . . . . . .        20

                      CRESCENT REAL ESTATE EQUITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                     1996              1995
                                                                                ---------------    ---------------
                                                                                  (UNAUDITED)        (AUDITED)
ASSETS:
   Land                                                                         $        82,530    $        57,566
   Building, improvements and equipment                                               1,155,887            949,140
   Less -  Accumulated depreciation                                                    (198,517)          (172,267)
                                                                                ---------------    ---------------
                                                                                      1,039,900            834,439

   Cash and cash equivalents                                                             14,367             16,931
   Restricted cash and cash equivalents                                                  19,054             22,187
   Accounts receivable, net                                                              10,731              7,005
   Deferred rent receivable                                                              12,939             10,007
   Investments in real estate mortgages and common
       stock of residential development corporations                                     35,477             20,090
   Notes receivable                                                                      29,497             17,972
   Other assets, net                                                                     51,247             35,540
                                                                                ---------------    ---------------
               Total assets                                                     $     1,213,212    $       964,171
                                                                                ===============    ===============


LIABILITIES:
   Borrowings under Credit Facility                                             $       172,500    $        20,000
   Notes payable                                                                        491,983            424,528
   Accounts payable, accrued expenses and other liabilities                              30,312             31,706
                                                                                ---------------    ---------------
              Total liabilities                                                         694,795            476,234
                                                                                ---------------    ---------------


MINORITY INTERESTS:
  Operating partnership, 6,033,966 and 5,296,734 units,
       respectively                                                                      95,604             71,925
  Investment joint ventures                                                              34,521              9,481
                                                                                ---------------    ---------------
              Total minority interests                                                  130,125             81,406
                                                                                ---------------    ---------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, authorized 250,000,000 shares, 23,596,586 and
      23,523,547 shares issued and outstanding
      at September 30, 1996 and December 31, 1995, respectively                             236                236
   Additional paid-in capital                                                           424,496            423,530
   Deferred compensation on restricted shares                                              (364)              (455)
   Retained deficit                                                                     (36,076)           (16,780)
                                                                                ---------------    ---------------
              Total stockholders' equity                                                388,292            406,531
                                                                                ---------------    ---------------
              Total liabilities and stockholders' equity                        $     1,213,212    $       964,171
                                                                                ===============    ===============




                The accompanying notes are an integral part of
                          these financial statements.

                      CRESCENT REAL ESTATE EQUITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (dollars in thousands,
                            except per share data)



                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                              ----------------------------    ----------------------------
                                                      (UNAUDITED)                    (UNAUDITED)
                                                 1996            1995            1996           1995
                                              ------------    ------------    ------------    ------------
REVENUES:
   Rental property                            $     48,306    $     33,086    $    133,855    $     84,371
   Interest and other income                         1,062           1,194           3,572           5,092
                                              ------------    ------------    ------------    ------------
          Total revenues                            49,368          34,280         137,427          89,463
                                              ------------    ------------    ------------    ------------

EXPENSES:
   Real estate taxes                                 5,077           3,378          13,454           8,678
   Repairs and maintenance                           2,369           1,950           7,248           4,843
   Other rental property operating                   9,452           6,312          27,294          17,535
   Corporate general and administrative              1,199           1,102           3,498           2,847
   Interest expense                                 11,843           5,151          30,861          11,424
   Amortization of deferred financing costs            745             643           2,065           1,735
   Depreciation and amortization                    11,058           7,386          29,339          19,650
                                              ------------    ------------    ------------    ------------
          Total expenses                            41,743          25,922         113,759          66,712
                                              ------------    ------------    ------------    ------------

         Operating income                            7,625           8,358          23,668          22,751

OTHER INCOME:
   Equity in net income of residential
     development corporations                          892           3,069           3,067           5,008
                                              ------------    ------------    ------------    ------------

INCOME BEFORE MINORITY INTERESTS AND
  EXTRAORDINARY ITEM                                 8,517          11,427          26,735          27,759
Minority interests                                  (2,239)         (2,369)         (5,858)         (6,744)
                                              ------------    ------------    ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM                     6,278           9,058          20,877          21,015
Extraordinary item                                    --              --            (1,306)           --
                                              ------------    ------------    ------------    ------------
NET INCOME                                    $      6,278    $      9,058    $     19,571    $     21,015
                                              ============    ============    ============    ============


PER SHARE DATA:
   Income before extraordinary item           $       0.27    $       0.39    $       0.89    $       1.05
   Extraordinary item                                 --              --             (0.06)           --
                                              ------------    ------------    ------------    ------------
   Net income                                 $       0.27    $       0.39    $       0.83    $       1.05
                                              ============    ============    ============    ============

WEIGHTED AVERAGE
    SHARES OUTSTANDING                          23,595,282      23,143,547      23,563,632      20,062,345
                                              ============    ============    ============    ============








                The accompanying notes are an integral part of
                          these financial statements.

                      CRESCENT REAL ESTATE EQUITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Notes 1 and 2)
                            (dollars in thousands)



                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                    1996             1995
                                                               -------------    --------------
                                                                (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $     19,571    $     21,015
   Adjustments to reconcile net income to
       net cash provided by operating activities:
           Depreciation and amortization                              31,404          21,385
           Equity in earnings in excess of distributions
             received from residential development
             corporations                                               (363)           (108)
           Extraordinary item                                          1,306            --
           Minority interests                                          5,858           6,744
           Non-cash compensation                                          91            --
           Increase in accounts receivable                            (3,997)         (4,750)
           Increase in deferred rent receivable                       (2,932)           (489)
           Increase in other assets                                   (1,445)         (5,888)
           Decrease (Increase) in restricted cash and cash
             equivalents                                               1,451            (217)
           (Decrease) Increase in accounts payable, accrued
             expenses and other liabilities                           (1,394)          3,225
                                                                ------------    ------------
              Net cash provided by operating activities               49,550          40,917
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of investment properties                             (173,091)       (239,292)
   Capital expenditures - rental properties                           (8,394)         (4,547)
   Leasing costs - rental properties                                  (4,848)         (5,211)
   Decrease (Increase) in restricted cash and cash
     equivalents - capital reserves                                    1,682          (8,137)
   Investment in unconsolidated companies                             (3,900)           --
   Investment in residential development corporations                (15,024)         (6,891)
   Increase in notes receivable                                      (11,525)        (62,698)
   Escrow deposits - acquisition of investment properties             (6,350)         40,136
                                                                ------------    ------------
              Net cash used in investing activities                 (221,450)       (286,640)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt financing costs                                               (4,317)         (7,217)
   Borrowings under Credit Facility                                  172,500         207,200
   Payments under Credit Facility                                    (20,000)       (381,842)
   Debt proceeds                                                     124,638         276,965
   Debt payments                                                     (57,184)           --
   Capital distributions - joint venture partner                        (988)           --
   Capital contributions - joint venture partner                         750             125
   Net proceeds from offering                                           --           166,926
   Issuance of partnership units                                       1,574            --
   Dividends and unitholders distributions                           (47,637)        (36,931)
                                                                ------------    ------------
               Net cash provided by financing activities             169,336         225,226
                                                                ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (2,564)        (20,497)
CASH AND CASH EQUIVALENTS,
   Beginning of period                                                16,931          30,247
                                                                ------------    ------------
CASH AND CASH EQUIVALENTS,
   End of period                                                $     14,367    $      9,750
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

                      CRESCENT REAL ESTATE EQUITIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   ORGANIZATION AND BASIS OF PRESENTATION:


ORGANIZATION

       Crescent Real Estate Equities, Inc. ("Crescent"), which was incorporated under the General Corporation Law of Maryland on February 9, 1994, is a fully integrated real estate company organized as a real estate investment trust ("REIT"), which owns, directly or indirectly, a portfolio of properties (the "Properties") located primarily in 15 metropolitan submarkets in Texas and Colorado. As of September 30, 1996, the Properties included 37 office properties and two retail properties comprising an aggregate of approximately
10.8 million net rentable square feet (primarily Class A), three full-service hotel properties with a total of 1,303 rooms, one destination health and fitness resort, the real estate mortgages and non-voting common stock of three Residential Development Corporations (as defined in Note 3) that own all or a portion of six single-family residential land developments and three multi-family developments, and one mortgage note secured by an office property.

    Crescent's direct and indirect subsidiary entities include Crescent Real Estate Equities Limited Partnership (the "Operating Partnership"), Crescent Real Estate Equities, Ltd. ("CREE, Ltd.") which is the general partner of the Operating Partnership; CRE Limited Partner, Inc. ("CRELP, Inc.") which is a limited partner of the Operating Partnership; Crescent Real Estate Funding I, L.P. ("Funding I") and Crescent Real Estate Funding II, L.P. ("Funding II"), limited partnerships in which the Operating Partnership owns substantially all of the economic interests directly, or with respect to Funding I's interest in Waterside Commons, indirectly through Waterside Commons Limited Partnership ("WCLP"), and the remaining interests which are owned indirectly by Crescent through CRE Management I Corp. ("CREMI") and CRE Management II Corp. ("CREMII") which are the general partners of Funding I and Funding II, respectively, and are both wholly owned subsidiaries of CREE, Ltd.; and Crescent/301 L.L.C., which is a wholly owned subsidiary of the Operating Partnership and CREE, Ltd. (Crescent and all the foregoing are collectively referred to as the "Company"). As of September 30, 1996, Funding I owned nine properties located in Texas and Colorado consisting of eight office properties and one retail property, and Funding II owned 12 properties located in Texas, Colorado, Arizona and New Mexico consisting of nine office properties, two hotel properties and one retail property. As of September 30, 1996, the Operating Partnership owned, directly or indirectly through partnership interests 22 properties located in Texas, Colorado, Arizona, Louisiana, and Nebraska consisting of 20 office properties, one hotel property and one destination health and fitness resort. The Operating Partnership also owned a mortgage note secured by an office property and the real estate mortgages and non-voting common stock of three Residential Development Corporations. The following table sets forth, by subsidiary, the properties owned by such subsidiary:

FUNDING I                       FUNDING II                                OPERATING PARTNERSHIP
---------                       ----------                                ---------------------
Caltex House                    Albuquerque Plaza                         Canyon Ranch - Tucson
Continental Plaza               Barton Oaks Plaza One                     Central Park Plaza
Regency Plaza One               Briargate Office and Research Center      Denver Marriott City Center
Waterside Commons               Hyatt Regency Albuquerque                 MCI Tower
The Aberdeen                    Hyatt Regency Beaver Creek                Spectrum Center(1)
The Avallon                     Las Colinas Plaza                         The Woodlands Office
The Citadel                     Liberty Plaza I & II                        Properties (through WOE,
The Crescent Atrium             MacArthur Center I & II                     see Note 7)
The Crescent Office Towers      Ptarmigan Place                           Three Westlake Park (see Note 7)
                                Stanford Corporate Centre                 301 Congress Avenue (see Note 7)
                                Two Renaissance Square                    1615 Poydras
                                12404 Park Central                        3333 Lee Parkway
                                                                          6225 North 24th Street

(1) The Operating Partnership owns the principal economic interest in Spectrum Center through an interest in Spectrum Mortgage Associates, L.P., which owns both the Spectrum Note and the ground lessor's interest in the land underlying the office building.

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

2.  SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS:

                                                                       Nine months ended
                                                                          September 30,
                                                                     -------------------------

                                                                       1996            1995
                                                                       ----            ----
    SUPPLEMENTAL DISCLOSURES OF CASH
      FLOW INFORMATION:

       Interest paid (net of capitalized interest)                  $   30,930       $  11,100

    SUPPLEMENTAL SCHEDULE OF NONCASH
      INVESTING AND FINANCING ACTIVITIES:

       Minority interest - joint venture capital                    $   25,705       $   8,994

      Conversion of operating partnership units to common
        stock with resulting reduction in minority interest and
        increases in additional paid-in capital                     $      857       $  42,143

      Issuance of operating partnership units in conjunction
         with property acquisition                                  $   27,056       $       -

       Mortgage note assumed in property acquisition                $        -       $  12,732

3. INVESTMENTS IN REAL ESTATE MORTGAGES AND COMMON STOCK OF RESIDENTIAL DEVELOPMENT CORPORATIONS:

    The Company accounts for its investments in real estate mortgages and non-voting common stock of Mira Vista Development Corp. ("MVDC"), Houston Area Development Corp. ("HADC") and Crescent Development Management Corp. ("CDMC") (collectively, the "Residential Development Corporations"), under the equity method of accounting. The following summarizes the combined financial information for the Residential Development Corporations for the three and nine months ended September 30, 1996 and 1995, respectively.

                                          Three Months Ended                 Nine Months Ended
                                             September 30,                     September 30,
                                       -------------------------          ------------------------
                                         1996            1995              1996             1995
                                         ----            ----              ----             ----
            Summary Operations
            ------------------
               Lot Sale Revenue        $  2,617           $2,303          $ 6,213         $  9,642
               Other Revenue                249               53            1,282              406
                                       --------           ------          -------         --------
               Total Revenue           $  2,866           $2,356          $ 7,495         $ 10,048
                                       ========           ======          =======         ========

               Net Income              $    928           $  993          $ 3,251         $  5,443
                                       ========           ======          =======         ========

4.  NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:


NOTES PAYABLE

                                                                                      September 30,
                                                                                           1996
                                                                                           ----
Note payable to  Asset Securitization Corporation,  ("Nomura Note
I")  bears interest at  an average rate of 7.83%  with an initial seven-year interest-only  period (through August 2002),  followed by  five  years of  principal  amortization  based  on  a 25-year amortization  schedule  through  maturity  in  August  2027  (1),
secured by Funding I properties..................................                        $239,000

Note payable to Nomura Asset Securities Corporation, ("Nomura Note
II") bears interest at an average rate of 7.79% with an initial seven-year interest-only period (through March 2003), followed by three years of principal amortization based on a 25-year
amortization schedule through maturity in March 2028(2), secured
by Funding II properties.........................................                         161,000


Note payable to Connecticut General Life Insurance Company due
December 2002, bearing interest at 7.47% with a seven-year
interest-only term, secured by MCI Tower and Denver Marriott City
Center...........................................................                          63,500

Note payable to Metropolitan Life Insurance Company due September
2001, bearing interest at 8.875% with monthly principal and
interest payments, secured by five of The Woodlands Office
Properties.......................................................                          12,483

Short-term note payable to The First National Bank of Boston
("FNBB"), unsecured, due October 1996, bearing interest
at 7.9% .........................................................                          16,000
                                                                                         --------

Total Notes Payable..............................................                        $491,983
                                                                                         ========

(1) In August 2007, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,000.

(2) In March 2006, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,000.

CREDIT FACILITY

In April 1996, the Company canceled its $150,000 credit facility led by FNBB. At that time the Company had no outstanding borrowings under the credit facility. In connection with the cancellation of the credit facility, the Company recognized an extraordinary loss of $1,306, net of minority interests, resulting from the write-off of unamortized deferred financing fees.

In June 1996, the Company executed a new $150,000 credit facility (the "Credit Facility") led by FNBB which was increased to $175,000 in August 1996. Initially, the Credit Facility has a nine month term with advances bearing interest at the Eurodollar rate +240 basis points for advances of $2,000 or more, or at the lender's prime rate plus 50 basis points for advances of less than $2,000. Upon the occurrence of certain qualifying events, including the raising of additional equity, the Credit Facility will be unsecured, the term will be extended by 24 months and interest rate will be reduced to the Eurodollar rate +185 basis points or, as applicable, the lender's prime rate. As of September 30, 1996, the interest rate was 7.90% and the outstanding balance was $172,500 with availability of $2,500. The Credit Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including loan-to-value and debt service coverage ratios, limitations on additional indebtedness and stockholders' distributions, and a minimum net worth requirement. As of September 30, 1996, the Company was in compliance with all covenants of the Credit Facility. In October 1996, the Company raised additional equity (see Note 8), which satisfied the qualifying event and as a result the Credit Facility became unsecured, the term was extended to March 1999 and the interest rate was reduced.

5.   MINORITY INTERESTS:

Minority interests represents (i) limited partnership interests in the Operating Partnership ("units") and (ii) joint venture interests held by outside interests. Each unit may be exchanged for either one share of common stock or, at the election of the Company, cash equal to the fair market value of the share of common stock at the time of the exchange. When a unitholder exchanges a unit, minority interest will be reduced and the Company's investment in the Operating Partnership will be increased. During the nine months ended September 30, 1996, 53,789 units were exchanged for shares of common stock of the Company.

6.   STOCKHOLDERS' EQUITY:

On April 4, 1996, the Company declared a cash dividend and unitholder distribution of $15,897 or $.55 per share and equivalent unit, to stockholders and unitholders of record on April 17, 1996 for the quarter ended March 31, 1996. The cash dividend and unitholder distribution were paid on May 1, 1996, and were equivalent to an annualized distribution of $2.20 per share and equivalent unit.

On July 3, 1996, the Company declared a cash dividend and unitholder distribution of $15,884 or $.55 per share and equivalent unit, to shareholders and unitholders of record on July 17, 1996 for the quarter ended June 30, 1996. The cash dividend and unitholder distribution were paid on August 6, 1996 and were equivalent to an annualized distribution of $2.20 per share and equivalent unit.

On September 13, 1996, the Company declared an approximate 11% increase in the quarterly dividend, increasing the quarterly cash dividend and distribution on its common stock and units from $.55 to $.61 per share and equivalent unit or $25,730. The higher annualized dividend and distribution of $2.44 per share and equivalent unit commenced with the Company's third quarter payment on November 5, 1996 to shareholders and unitholders of record on October 16, 1996.

7.  ACQUISITIONS:

On January 5, 1996, the Company acquired 3333 Lee Parkway, a 12-story Class A office property containing 234,000 square feet of net rentable space located in the Oak Lawn submarket of Dallas, Texas. The purchase price of 3333 Lee Parkway was approximately $14,500, which was funded through a draw under the Credit Facility.

On April 18, 1996, the Company together with Aetna Life Insurance Company ("Aetna") formed 301 Congress Avenue, L.P., a Delaware limited partnership in which the Company and Aetna, each own a 50% interest. Crescent/301, L.L.C., a Delaware limited liability company that is wholly owned by the Company's Operating Partnership and CREE, Ltd., serves as the general partner of 301 Congress Avenue, L.P. On April 18, 1996, the partnership acquired from Aetna 301 Congress Avenue, a 22-story Class A office property consisting of 418,000 square feet of net rentable space located in downtown Austin, Texas. The Company contributed to the partnership approximately $21,635 which was funded through a short-term note payable to FNBB. Beginning in April 1996, the operations of the partnership were consolidated into the operations of the Company.

On June 13, 1996, the Company acquired Central Park Plaza, a Class A office property consisting of two 15-story towers and containing 410,000 square feet of net rentable space located in downtown Omaha, Nebraska. The purchase price of Central Park Plaza was approximately $25,200, which was funded through a draw under the Credit Facility.

On July 26, 1996, the Company acquired Canyon Ranch-Tucson, a destination health and fitness resort, located at the base of the Catalina Mountains near Tucson, Arizona. Canyon Ranch-Tucson encompasses 50 acres, including 179 rooms, which can accommodate 240 guests on a daily basis, a 62,000 square foot spa complex, a life enhancement center offering structured therapy and counseling, a health and healing center with a complete staff of physicians, dietitians, psychologists and therapists, four pools and eight tennis courts. The Tucson resort was acquired for approximately $57,000 through the issuance of $27,000 of operating partnership units and assumption of debt which the Company subsequently retired for $30,000, through a draw under the Credit Facility.

On July 31, 1996, the Woodland Office Equities - '95 Limited ("WOE"), in which the Company owns a 75% limited partnership interest, acquired two office properties developed by The Woodlands Corporation consisting of a combined 109,000 square feet of net rentable space located in The Woodlands, a community 25 miles north of Houston, Texas. The purchase price for the two office properties was approximately $10,915, of which the Company contributed $8,186 to WOE through a draw under the Credit Facility.

On August 16, 1996, the Company acquired for approximately $29,000, which was funded through a draw under the Credit Facility, the principal economic interest in Three Westlake Park through its acquisition from the lender of a mortgage note (the "Three Westlake Note"), in the principal amount of approximately $46,300. Under the terms of the Three Westlake Note, as modified, the Company will receive all net cash flow from Three Westlake Park through February 2004. The Three Westlake Note is secured by a first priority deed of trust on Three Westlake Park, a 19-story Class A office property containing approximately 414,000 square feet of net rentable space and located in the Katy Freeway submarket of Houston, Texas. The operations of the property were consolidated into the operations of the Company.

On August 23, 1996, the Company acquired 1615 Poydras, a 23-story Class A office property containing approximately 509,000 square feet of net rentable space located in downtown New Orleans, Louisiana. The purchase price of 1615 Poydras was approximately $36,450, which was funded through a draw under the Credit Facility of $24,800 and $11,650 borrowed on the FNBB short term note.

Assuming that the 3333 Lee Parkway, 301 Congress, Central Park Plaza, Canyon Ranch-Tucson, the two office properties in The Woodlands, Three Westlake Park, and 1615 Poydras were acquired at the beginning of the periods, pro forma operating results are presented as follows:

                                       Three Months Ended         Nine Months Ended
                                       September 30,1996         September 30, 1996
                                     ----------------------    ----------------------
      Revenue                                $50,939                  $153,090
      Income before minority
      interests and extraordinary item         8,589                    27,288

      Net income                               6,449                    19,615

      Earnings per share                     $   .27                  $    .83

The pro forma operating results combine the Company's historical operating results with the historical incremental rental income and operating expenses including an adjustment for depreciation based on the acquisition price associated with the property acquisitions and pro forma adjustments. The historical operations of the destination resort were adjusted to reflect the lease payments from the Hotel Lessee to the Company calculated on a pro forma basis by applying the rent provisions (as defined in the lease agreement). Pro forma adjustments primarily represent the increase in interest costs assuming the borrowings to finance property acquisitions had occurred at the beginning of the period.

These pro forma amounts are not necessarily indicative of what the actual financial position of the Company would have been assuming the above property acquisitions had been consummated as of the beginning of the periods, nor do they purport to represent the future financial position of the Company.

8.  SUBSEQUENT EVENTS:

On October 2, 1996, the Company completed an offering (the "Offering) of 11,500,000 shares (including the underwriters' overallotment option) of its common stock at $40.375 per share. Net proceeds from the Offering to the Company after underwriting discount of $24,380 and other offering costs of approximately $2,500 were approximately $437,433. The Company used a portion of these net proceeds to repay $16,000 on the FNBB short-term note and $151,500 of the Credit Facility. In addition, net proceeds of $66,000 were used to fund the cash portion of the purchase price of the Greenway Plaza Portfolio (as described below). The remaining net proceeds of $203,993 will be used to fund future acquisitions. On October 9, 1996, the Company completed an additional offering of 450,000 shares of its common stock to several underwriters who participated in the Offering. The shares of common stock were sold at $42 per share. The gross proceeds of $18,900 from the additional offering will be used to fund future acquisitions.

On October 7, 1996, the Company through three newly formed subsidiaries, Crescent Real Estate Funding III, IV and V, L.P. ("Funding III, IV, and V"), limited partnerships in which the Operating Partnership owns substantially all the economic interests directly, and the remaining interests which are owned indirectly by the Company through CRE Management III, IV and V Corp. which are the general partners of Funding III, IV and V, respectively, and are all wholly owned subsidiaries of CREE, Ltd., acquired a property portfolio located in Houston, Texas (the "Greenway Plaza Portfolio"). The Greenway Plaza Portfolio consists primarily of 10 suburban office properties with an aggregate of approximately 4.3 million net rentable square feet, a central plant which provides heated and chilled water to both the 10 office properties and third parties, and the 389-room full-service Renaissance Hotel and the Houston City Club building, which are both subject to triple-net leases. Funding III owns 9 office properties, Renaissance Hotel and the Houston City Club. Funding IV owns the central plant. Funding V owns one office property. The aggregate cost of the Greenway Plaza Portfolio was $206,000, which was funded through the issuance of 599,332 shares of common stock at an average price of $41.71 per share, the assumption of $115,000 of nonrecourse indebtedness and $66,000 of cash from proceeds of the Offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND HISTORICAL RESULTS OF OPERATIONS

The changes in operating results from period to period are primarily the result of increases in the total square feet of the portfolio due to significant acquisitions made by Crescent Real Estate Equities, Inc. through its direct and indirect subsidiaries (collectively, the "Company"). The weighted average square feet of consolidated properties for the three and nine months ended September 30, 1996 were approximately 10.3 and 9.4 million, respectively, compared to 6.9 and 5.9 million for the same periods in 1995. These increases in consolidated properties square feet represent a 49.3% and 59.3% increase in square feet for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995.

This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: real estate investment considerations, such as the effect of economic, demographic, competitive and other conditions in the market area on cash flows and values, the ability to renew leases or relet space on a timely basis upon the expiration of current leases, and the Company's ability to generate revenues sufficient to meet debt service payments and other operating expenses; and financing risks, such as the availability of equity and debt financing, the Company's ability to service existing debt, the possibility that the Company's outstanding debt (which requires so-called balloon payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and the fact that interest rates under the Credit Facility may increase.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal and recurring nature.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues from rental properties increased approximately $15.2 million, or 45.9%, to $48.3 million for the three months ended September 30, 1996, as compared to $33.1 million for the three months ended September 30, 1995. This increase is primarily attributable to the acquisition of: a) five office properties and one full-service hotel in the fourth quarter of 1995 which resulted in $6.8 million of incremental revenues; b) seven office properties and one destination health and fitness resort in the first three quarters of 1996 which resulted in $6.7 million of incremental revenues; and c) $1.0 million of incremental rental revenue is due to a net increase in rental rates and occupancies in office properties acquired prior to the fourth quarter of 1995.

Total expenses increased $15.8 million, or 61.0%, to $41.7 million for the three months ended September 30, 1996, as compared to $25.9 million for the three months ended September 30, 1995. An increase in rental property operating expenses of $5.3 million is primarily attributable to the acquisition of: a) five office properties and one full- service hotel in the fourth quarter of 1995 which resulted in $2.4 million of incremental expenses; and b) seven office properties and one destination health and fitness resort in the first three quarters of 1996 which resulted in $2.3 million of incremental expenses. Depreciation and amortization increased $3.7 million primarily due to the property acquisitions subsequent to September 30, 1995. An increase in interest expense of $6.7 million is primarily attributable to interest payable under the terms of the three long-term financing arrangements entered into between August 1995 and March 1996, proceeds of which were used to repay the Credit Facility and to fund property acquisitions in 1995 and 1996. An increase in corporate general and administrative of $.1 million was attributable to incremental costs associated with the corporate operations of the Company as a direct result of recent property additions to the Company's portfolio.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues from rental properties increased approximately $49.5 million, or 58.6%, to $133.9 million for the nine months ended September 30, 1996, as compared to $84.4 million for the nine months ended September 30, 1995. This increase is primarily attributable to the acquisition of: a) 15 office properties and two full-service hotels during the nine months ended September 30, 1995 which resulted in $19.1 million of incremental revenues; b) five office properties and one full-service hotel in the fourth quarter of 1995 which resulted in $20.6 million of incremental revenues; and c) seven office properties and one destination resort in 1996 which resulted in $9.7 million of incremental revenues.

The decrease in interest and other income of $1.5 million is primarily due to the sale of the co-investment rights in the Ritz-Carlton Hotel Company in the second quarter of 1995, resulting in a $2.3 million gain, compared to the sale of marketable securities in the second quarter of 1996, resulting in a $.7 million gain.

Total expenses increased $47.1 million, or 70.6%, to $113.8 million for the nine months ended September 30, 1996, as compared to $66.7 million for the nine months ended September 30, 1995. An increase in rental property operating expenses of $16.9 million, is primarily attributable to the acquisition of: a) 15 office properties and two full- service hotels during the nine months ended September 30, 1995 which resulted in $5.5 million of incremental expenses; b) five office properties and one full-service hotel in the fourth quarter of 1995 which resulted in $7.4 million of incremental expenses; and c) seven office properties and one destination resort in 1996 which resulted in $4.0 million of incremental expenses. Depreciation and amortization increased $10.0 million primarily due to the property acquisitions during the nine months ended September 30, 1995, and subsequent to September 30, 1995. An increase in interest expense of $19.5 million is primarily attributable to $24.7 million of interest payable under the terms of the three long-term financing arrangements entered into between August 1995 and March 1996, proceeds of which were used to repay the Credit Facility and to fund property acquisitions in 1995 and 1996 offset by the decrease of interest expense of $5.2 million for the Credit Facility. An increase in corporate general and administrative of $.7 million was attributable to incremental costs associated with the corporate operations of the Company as a direct result of recent property additions to the Company's portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $14.4 million and $16.9 million at September 30, 1996 and December 31, 1995, respectively. The decrease is attributable to $221.4 million used in investing activities, offset by $169.3 million and $49.6 million of cash provided by financing and operating activities, respectively. The Company utilized $221.4 million of cash flow primarily in the following investing activities: (i) the acquisition of seven office properties and one destination resort, ($173.1 million); (ii) additional investments in Residential Development Corporations ($15.0 million); (iii) capital expenditures - rental properties ($8.4 million) primarily attributable to tenant and building improvements ($6.1 million); (iv) tenant leasing costs ($4.8 million); (v) notes receivable ($11.5 million) primarily attributable to Canyon Ranch-Tucson Hotel Lessee ($3.0 million) and Crescent Development Management Corp. ($5.0 million); and (vi) acquisition escrow deposits ($6.4 million) primarily attributable to the Greenway Plaza Portfolio acquisition ($5.0 million). The cash inflow from operating activities is primarily attributable to property operations partially offset by both the increase in accounts receivable which is due to (i) recent property acquisitions and (ii) the hotel lessee's percentage rent lease payments which are remitted quarterly and by an increase in other assets. The Company's inflow of cash provided by financing activities is primarily attributable to proceeds received from the long-term financing arrangements with Nomura Asset Securities Corporation ("Nomura") and Connecticut General Life Insurance Company ("CIGNA") ($105.6 million), the Credit Facility and short-term note payable to FNBB ($191.5 million), which amounts were partially offset by the repayment of the short-term note payable to FNBB ($57.2 million), the pay-off and cancellation of the prior credit facility ($20.0 million) and the distributions paid to stockholders and unitholders ($47.6 million).

On October 2, 1996, the Company completed an offering (the "Offering") of 11,500,000 shares (including the underwriters' overallotment option) of its common stock at $40.375 per share (gross proceeds of

$464.3 million). Net proceeds from the Offering to the Company after underwriting discount of $24.4 million and other offering costs of approximately $2.5 million were approximately $437.4 million. The Company used a portion of these net proceeds to repay $16.0 million on the FNBB short term note and $151.5 million of the Credit Facility. In addition, net proceeds of $66.0 million were used to fund the cash portion of the purchase price of the Greenway Plaza Portfolio. The remaining net proceeds of $204.0 million will be used to fund future acquisitions. On October 9, 1996, the Company completed an additional offering of 450,000 shares of its common stock to several underwriters who participated in the Offering. The shares of common stock were sold at $42 per share. The gross proceeds of $18.9 million from the additional offering will be used to fund future acquisitions.

The significant terms of the Company's debt financing arrangements are shown below (dollars in thousands):

                                                                                  BALANCE
                            MAXIMUM          INTEREST        EXPIRATION       OUTSTANDING AT
    DESCRIPTION            BORROWINGS          RATE             DATE         SEPTEMBER 30, 1996
    -----------            ----------          ----             ----         ------------------
Line of Credit(a)          $  175,000         7.90%         February 1997             $  172,500
Nomura Note I(b)              239,000         7.83%          August 2027                 239,000
Nomura Note II(c)             161,000         7.79%           March 2028                 161,000
CIGNA Note(d)                  63,500         7.47%          December 2002                63,500
Metropolitan Life Note(e)      12,483         8.88%         September 2001                12,483
                           ----------         ----                                    ----------
Total/Wtd. Avg.            $  650,983         7.82%                                   $  648,483
                           ==========         ====                                    ==========

(a) The Company executed a new $150 million credit facility led by The First National Bank of Boston which was increased to $175 million in August 1996. Initially, the term is nine months and with advances bearing interest at the Eurodollar rate +240 basis points for advances of $2.0 million or more, or at the lender's prime rate plus 50 basis points for advances of less than $2.0 million. Upon the occurrence of certain qualifying events, including the raising of additional equity, the Credit Facility will be unsecured, the term will be extended by 24 months and interest rate will be reduced to the Eurodollar rate +185 basis points or, as applicable, the lender's prime rate. In October 1996, the Company raised additional equity, which satisfied the qualifying event, and as a result, the Credit Facility became unsecured, the term was extended to March 1999 and the interest rate was reduced.

(b) The note has a seven-year period during which only interest is payable (through August 2002), followed by five years of principal amortization based on a 25-year amortization schedule through maturity. At the end of 12 years (August 2007), the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220 million. Nomura Note I is secured by The Aberdeen, The Avallon, Caltex House, The Citadel, Continental Plaza, The Crescent Atrium, The Crescent Office Towers, Regency Plaza One and Waterside Commons.

(c) The note has a seven-year period during which only interest is payable (through March 2003), followed by three years of principal amortization based on a 25-year amortization schedule through maturity. At the end of 10 years (March 2006), the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154 million. Nomura Note II is secured by Albuquerque Plaza, Barton Oaks Plaza One, Briargate Office and Research Center, Hyatt Regency Albuquerque, Hyatt Regency Beaver Creek, Las Colinas Plaza, Liberty Plaza I & II, MacArthur Center I & II, Ptarmigan Place, Stanford Corporate Centre, Two Renaissance Square and 12404 Park Central.

(d) The note requires payments of interest only during its term, with a final payment due in December 2002 of approximately $63.5 million. The CIGNA Note is secured by MCI Tower and Denver Marriott City Center.

(e) The note requires monthly payments of principal and interest and is secured by five of the Office Properties within The Woodlands.

The Company expects to meet its short-term liquidity requirements primarily through cash flow provided by operating activities, which the Company believes will be adequate to fund normal recurring operating expenses, debt service requirements, non-incremental revenue generating capital expenditures and distributions to stockholders and unitholders. To the extent the Company's cash flow from operating activities is not sufficient to finance incremental revenue-generating capital expenditures (including additions to or replacements of residential lots), or investment property acquisition costs, the Company expects to finance such activities with proceeds available under the Credit Facility, available cash reserves and other debt and equity financing.

The Company expects to meet its long-term liquidity requirements, consisting primarily of maturities under the Credit Facility, CIGNA Note and Nomura Notes, through long-term secured and unsecured borrowings and the issuance of debt securities and/or additional equity securities of the Company.

Based on the Company's total market capitalization of $1.9 billion at September 30, 1996 (at a $41.125 stock price, which was the closing price of the common stock on the NYSE on September 30, 1996, and including the full conversion of all units of minority interest in the Operating Partnership plus total indebtedness), the Company's debt represented 35% of its total market capitalization. After the completion of the October Offerings, repayment of debt and Greenway Plaza Portfolio acquisition, the Company's total market capitalization was $2.4 billion (at a $43.25 stock price, which was the closing of the common stock on the NYSE on November 11, 1996, and including the full conversion of all units of minority interest in the Operating Partnership plus total indebtedness) and debt represented a 25.1% of its total market capitalization. The Company intends to maintain a conservative capital structure with total debt targeted at 40% of total market capitalization.

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

FUNDS FROM OPERATIONS

Funds from Operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income (loss) (determined in accordance with generally accepted accounting principles or "GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance of an equity REIT. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate distributions paid to stockholders and unitholders for the nine months ended September 30, 1996 and 1995 were $47.6 and $36.9 million, respectively. An increase in FFO does not necessarily result in an increase in aggregate distributions because the Company's board of directors is not required to increase distributions on a quarterly basis unless necessary in order to enable the Company to maintain REIT status. Because the Company must distribute 95% of its real estate investment trust taxable income (as defined in the Code), however, a significant increase in FFO will generally require an increase in distributions to stockholders and unitholders although not necessarily on a proportionate basis. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net income (loss) and cash flows as reported in the consolidated financial statements and notes thereto. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REIT's because these REIT's may not apply to the modified definition of FFO in the same manner as the Company.

                      STATEMENTS OF FUNDS FROM OPERATIONS

                 (dollars in thousands, except per share data)






                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                         -------------                  -------------
                                                    1996             1995            1996            1995
                                                 ------------    ------------    ------------    ------------
INCOME BEFORE MINORITY INTERESTS
  AND EXTRAORDINARY ITEM                         $      8,517    $     11,427    $     26,735    $     27,759

ADJUSTMENTS:
  Depreciation and amortization of real
    estate assets                                      10,670           7,110          28,488          19,094
  Adjustment for unconsolidated
    investments in real estate
    mortgages and common stock of
    residential development corporations                  461            (866)          1,473           3,002
  Joint Ventures minority interest                       (635)           (148)           (955)           (148)
  Other (1)                                              --              --              --            (2,300)
                                                 ------------    ------------    ------------    ------------

FUNDS FROM OPERATIONS                            $     19,013    $     17,523    $     55,741    $     47,407
                                                 ============    ============    ============    ============

WEIGHTED-AVERAGE SHARES/UNITS
  OUTSTANDING                                      29,419,472      28,821,279      29,058,062      26,508,255

DIVIDEND PAID PER SHARE                          $       0.55    $       0.50    $       1.65    $       1.50

SUPPLEMENTAL INFORMATION:
  Rental income from straight-line rents         $     (1,287)   $       (263)   $     (2,892)   $       (489)
  Residential development capital expenditures           (318)           (873)         (1,585)         (1,647)
  Non-incremental revenue generating exp.:
      Rental property capital expenditures               (791)           (333)         (1,550)           (915)
      Tenant leasing costs                             (2,610)         (1,027)         (5,976)         (2,710)
  Depreciation and amortization of non-real
      estate assets                                       233             153             578             433
  Amortization of deferred financing costs                745             643           2,065           1,735



(1)Represents non-recurring gain on sale of investment

                             PORTFOLIO INFORMATION

The following tables set forth certain information about the properties owned by the Company as of September 30, 1996.

                          OFFICE AND RETAIL PROPERTIES

                                                                      Net                  Avg. Base
                                                                    Rentable                Rent Per
                                              Acq.       Year         Area        Percent   Leased
Property                  Location            Date     Completed   (Sq. Ft.)      Leased    Sq. Ft.(1)
--------                  ---------           ----     ---------   ---------      ------    -------
OFFICE PROPERTIES
-----------------
The Crescent Office
Towers                    Dallas, TX           (2)        1986     1,211,441        96%     $21.97 (3)
Continental Plaza         Fort Worth, TX       (2)        1982       954,895        84       14.67 (3)
MacArthur Center I & II   Irving, TX           (2)      1982/1986    294,069       100       15.98
The Citadel               Denver, CO           (2)        1987       130,652        98       15.84
Caltex House              Irving, TX         5/5/94       1982       445,993        95       19.19 (3)
Liberty Plaza I & II      Dallas, TX         7/15/94    1981/1986    218,813        95       11.46 (3)
Regency Plaza One         Denver, CO         8/2/94       1985       309,862        97       17.21
Waterside Commons         Irving, TX         10/1/94      1986       458,739       100        9.29 (4)
Two Renaissance Square    Phoenix, AZ        11/3/94      1990       476,373        74       21.21
The Avallon               Austin, TX         11/8/94      1993       125,959       100       16.20
Stanford Corporate Centre Dallas, TX         1/4/95       1985       265,507       100       13.46
The Aberdeen              Dallas, TX         3/13/95      1986       320,629       100       15.75
12404 Park Central        Dallas, TX         5/9/95       1987       239,103       100       13.12
Barton Oaks Plaza One     Austin, TX         6/5/95       1986        99,792        91       18.13
MCI Tower                 Denver, CO         6/30/95      1982       550,807        97       16.11
The Woodlands Office
  Properties(5)           Houston, TX      7/12/95(6)   1980-1996    812,359        93       12.20 (3)(7)
Spectrum Center(8)        Dallas, TX         8/31/95      1983       598,250        92       15.16 (3)
Ptarmigan Place           Denver, CO         10/6/95      1984       418,565        67       13.64
6225 North 24th Street    Phoenix, AZ        11/7/95      1981        84,460       100       12.00 (4)
Briargate Office and
  Research Center         CO Springs, CO    11/21/95      1988       252,857       100        8.48 (4)
Albuquerque Plaza         Albuq., NM        12/19/95      1990       365,952        92       16.98
3333 Lee Parkway          Dallas, TX          1/5/96      1983       233,484        62       14.43
301 Congress Avenue (9)   Austin, TX         4/18/96      1986       418,443        96       14.99 (4)
Central Park Plaza        Omaha, NE          6/13/96      1982       409,850        98       11.93 (4)
Three Westlake Park (10)  Houston, TX        8/16/96      1983       414,251       100        7.39 (4)
1615 Poydras              New Orleans, LA    8/23/96      1984       508,741        73       14.64
                                                                  ----------    ------      ------
Total Office Properties/Weighted Average                          10,619,846        91%     $15.17
                                                                  ==========    ======      ======
RETAIL PROPERTIES
-----------------
Las Colinas Plaza         Irving, TX          (2)        1989        135,449        93%     $10.69 (4)
The Crescent Atrium       Dallas, TX          (2)        1986         88,623        75       15.19 (4)
                                                                  ----------    ------      ------
Total Retail Properties/Weighted Average                             224,072        86%     $12.22
                                                                  ==========    ======      ======

------------------------------

(1) Calculated based on base rent payable as of September 30, 1996, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles ("GAAP") and excluding (i) any operating costs (such as utilities, real estate taxes and/or insurance) payable by the tenants and (ii) any expense reimbursements received from the tenants.

(2) Property was contributed to the Operating Partnership on May 5, 1994.

(3) Excludes electricity costs, which (with the exception of five of The Woodlands Office Properties, the major tenants of Caltex House and Liberty Plaza I and 78% of leased square feet in Spectrum Center) are paid in full by the tenants.

(4) Lease(s) are triple-net, with the tenant(s) responsible for the payment of all operating costs of the property, including utilities, real estate taxes and insurance (with the exception of 75% and 22% of leased square feet in Central Park Plaza and Waterside Commons, respectively). The listed rate excludes such items for the property or, for Central Park Plaza and Waterside Commons, the portion of the property subject to a triple-net lease.

(5) The Company has a 75% limited partner interest in the partnership that owns the 12 office properties that comprise The Woodlands Office Properties.

(6) Two of The Woodlands Office Properties were acquired July 31, 1996.

(7) Two of The Woodlands Office Properties are leased pursuant to a triple-net lease, which means that the tenant is responsible for paying all operating costs for the property, including utilities, real estate taxes and insurance. The listed rate excludes such items for the two Office Properties.

(8) The Company owns the principal economic interest in Spectrum Center through an interest in Spectrum Mortgage Associates L.P., which owns both the Spectrum Note and the ground lessor's interest in the land underlying the office building.

(9) The Company has a 1% general partner and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

(10)The Company owns the principal economic interest in Three Westlake Park through its ownership of the Three Westlake Park cash flow mortgage note.

                                HOTEL PROPERTIES

                                                                                           For the nine months
                                                                                           ended September 30,
                                                                               ---------------------------------------------
                                                                                                                 Revenue
                                                                                Average          Average           Per
                                                                               Occupancy          Daily         Available
                                                Acq.        Year                  Rate             Rate            Room
  Property                       Location       Date     Completed    Rooms  1996     1995     1996    1995    1996    1995
  --------                       --------       ----     ---------    -----  ----     ----     ----    ----    ----    ----
  Full-Service
  Hyatt Regency Beaver Creek     Avon, CO       1/3/95      1989        295    72%     73%     $204    $188    $151    $142
  Denver Marriott City Center   Denver, CO     6/30/95      1982        613    83      82       107      98      89      81
  Hyatt Regency Albuquerque   Albuquerque,NM  12/19/95      1990        395    79      76        92      85      72      65
                                                                      -----    --      --      ----    ----    ----    ----
   Total Weighted Average                                             1,303    79%     78%     $124    $115    $ 98    $ 90
                                                                      =====    ==      ==      ====    ====    ====    ====
  Destination Resort
  Canyon Ranch - Tucson         Tucson, AZ     7/26/96      1980        240(1) 80%(2)  76%(2)  $467(3) $467(3) $355(4) $340(4)
                                                                      =====    ==      ==      ====    ====    ====    ====


(1) Represents the maximum number of guests that Canyon Ranch-Tucson can accommodate per night.

(2) The occupancy rate equals the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period (65,520 guest nights for the nine months ended September 30, 1995 and 1996, respectively, based on a maximum of 240 guests per night).

(3) Average daily rate equals the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.

(4) Revenue per available room equals the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

                       RESIDENTIAL DEVELOPMENT PROPERTIES

                                                             Residential                Total       Total
                  Residential                                Development              Lots/Units  Lots/Units
 Residential      Development                               Corporation's    Total     Developed    Closed
 Development      Properties     Type of                      Effective    Lots/Units    Since      Since
 Corporation(1)     (RDP)        RDP(2)      Location        Ownership %    Planned    Inception  Inception
 -------------    ------------   -------     ---------      -------------  ---------- ----------- ----------
Mira Vista      Mira Vista         SF     Fort Worth, TX      100.00%         691         521        448
 Development    The Highlands      SF     Breckenridge, CO     12.25%         750         165        112
 Corporation    Whitehawk Ranch    SF     Graeagle, CA         20.00%         223          36         12
                                                                            -----       -----        ---
Total Mira Vista Development Corporation                                    1,664         722        572
                                                                            -----       -----        ---

Houston Area    Falcon Point       SF     Houston, TX          100.0%       1,051(4)      288        102
 Development    Spring Lakes       SF     Houston, TX          100.0%         533(4)(5)     -          -
                                                                            -----       -----        ---
 Corporation
Total Houston Area Development Corporation                                  1,584         288        102
                                                                            -----       -----        ---
Crescent        One Beaver
 Development     Creek             CO     Avon, CO              60.0%          18(6)        -          -
 Management     Market Square      CO     Avon, CO              60.0%          26(6)        -          -
 Corporation    Cresta             TH     Edwards, CO           60.0%          25           -          -
                The Reserve at
                 Frisco            SF     Frisco, CO            60.0%         131(6)       60         10
                                                                            -----       -----        ---
Total Crescent Development Management Corporation                             200          60         10
                                                                            -----       -----        ---

Total Residential Development Properties                                    3,448       1,070        684
                                                                            =====       =====        ===


                                                                 Average
                  Residential                                    Closed          Range of
 Residential      Development                                  Sale Price        Proposed
 Development      Properties     Type of                        Per Lot/       Sale Prices
 Corporation(1)     (RDP)         RDP(2)     Location             Unit          Per Lot(3)
 -------------    ----------     -------     --------          ----------    -----------------
Mira Vista      Mira Vista         SF     Fort Worth, TX        $ 94,000     $50,000 - 265,000
 Development    The Highlands      SF     Breckenridge, CO      $142,000      55,000 - 225,000
 Corporation    Whitehawk Ranch    SF     Graeagle, CA          $ 91,000      65,000 - 150,000

Total Mira Vista Development Corporation


Houston Area    Falcon Point       SF     Houston, TX           $ 36,000     $16,000 - 50,000
 Development    Spring Lakes       SF     Houston, TX                  -      21,000 - 45,000

 Corporation
Total Houston Area Development Corporation

Crescent        One Beaver
 Development     Creek             CO     Avon, CO              $      -  $1,330,000 - 3,420,000
 Management     Market Square      CO     Avon, CO                     -     356,000 - 2,161,000
 Corporation    Cresta             TH     Edwards, CO                  -   1,278,000 - 1,725,000
                The Reserve at
                 Frisco            SF     Frisco, CO              88,000      86,000 -   110,000

Total Crescent Development Management Corporation


Total Residential Development Properties


--------------------------------------

(1) The Company has a 94%, 94% and 90% effective ownership interest in Mira Vista Development Corp., Houston Area Development Corp. and Crescent Development Management Corp., respectively, through ownership of non-voting common stock.

(2) SF (Single-Family); CO (Condominium); TH (Townhome).

(3) Based on existing inventory of developed lots and lots to be developed.

(4) Houston Area Development Corporation has entered into a letter of intent with a national homebuilder to sell 166 lots in Falcon Point and 93 lots in Spring Lakes over a 24-month period commencing in the fourth quarter of 1996.

(5) The initial phase of this project (93 lots) is expected to be completed in early 1997.

(6) As of September 30, 1996, 12 of the condominium units at One Beaver Creek, 19 of the condominium units at Market Square and 25 of the lots at The Reserve at Frisco had been pre-sold, generating aggregate gross sales of $25.6, $13.9 and $2.5 million, respectively. Closings are expected to begin in the fourth quarter of 1997 for One Beaver Creek and Market Square. Closings at The Reserve at Frisco are expected to be completed by the end of the first quarter of 1997.

          AGGREGATE LEASE EXPIRATIONS OF OFFICE AND RETAIL PROPERTIES

    The following table sets forth a schedule of the lease expirations for leases in place as of September 30, 1996, for each of the 10 years beginning with the remainder of 1996, for the office and retail properties, on an aggregate basis, assuming that none of the tenants exercises renewal options and excluding an aggregate of 1,001,439 square feet of unleased space.


                                                        PERCENTAGE                  PERCENTAGE
                                        NET RENTABLE     OF LEASED                   OF TOTAL      ANNUAL
                                           AREA        NET RENTABLE                   ANNUAL      BASE RENT
                           NUMBER OF    REPRESENTED       AREA        ANNUAL BASE   BASE RENT      PER NET
                         TENANTS WITH   BY EXPIRING    REPRESENTED    RENT UNDER   REPRESENTED    RENTABLE
     YEAR OF LEASE         EXPIRING       LEASES       BY EXPIRING     EXPIRING    BY EXPIRING      AREA
       EXPIRATION           LEASES     (SQUARE FEET)     LEASES        LEASES(1)      LEASES     EXPIRING(1)
--------------------------------------------------------------------------------------------------------------
1996                          76           609,840        6.2%      $  8,811,250        5.7%     $14.45
1997                         140         1,078,100       11.0         14,996,822        9.6       13.91
1998                         141           879,918        9.0         14,594,706        9.3       16.59
1999                         108           978,025       10.0         14,397,349        9.2       14.72
2000                          66         1,401,219       14.3         18,553,888       11.9       13.24
2001                          62         1,086,651       11.1         20,469,816       13.1       18.84
2002                          26         1,298,338       13.3         22,731,176       14.6       17.51
2003                          13           419,996        4.3          7,484,829        4.8       17.82
2004                          13           846,149        8.6         16,748,125       10.7       19.79
2005                           9         1,021,347       10.4         13,896,943        8.9       13.61
2006 and thereafter            8           172,337        1.8          3,369,482        2.2       19.55

(1) Based on base rent payable as of the expiration day of the lease, for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and excluding (i) any operating costs (such as utilities, real estate taxes and/or insurance) payable by the tenants and (ii) any expense reimbursements received from the tenants.

                                    PART II


OTHER INFORMATION


Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other information
         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits       Description

                 27.1           Financial Data Schedule

         (b)     Reports on Form 8-K.

                 Form 8-K dated August 15, 1996 reporting the commitment to purchase a portfolio of properties and including the following financial statements: (i) Combined Statement of Excess of Revenues Over Specific Operating Expenses for the Year Ended December 31, 1995 and the Five Months Ended May 31, 1996 for the properties and (ii) Pro Forma Financial Statements for the Company.

                 Form 8-K/A dated August 15, 1996 amending and restating the Form 8-K relating to the commitment to purchase a portfolio of properties and updating the Pro Forma Financial Statements for the Company.

                 Form 8-K dated June 17, 1996 reporting the stockholders' approval of the reorganization of Crescent Real Estate Equities, Inc. as a Texas real estate investment trust and the Company's adoption of an incentive compensation plan and granting of options to purchase Operating Partnership units to two of the Company's directors.

                 Form 8-K dated September 27, 1996 filed for the purpose of incorporating by reference certain exhibits into the Company's Registration Statement on Form S-3.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      CRESCENT REAL ESTATE EQUITIES, INC.




                                          /s/ Gerald W. Haddock
                                       ----------------------------------------
Date:    November 13, 1996             Gerald W. Haddock, President and Chief
                                       Operating Officer





                                         /s/ Dallas E. Lucas
                                       ----------------------------------------
Date:    November 13, 1996             Dallas E. Lucas, Senior Vice President,
                                       Financial Officer and Chief Accounting
                                       Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
