Form 10-Q/A
period 1996-09-30
CRESCENT REAL ESTATE EQUITIES INC
filed 1997-02-13
CIK 918958

                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549


                                 FORM 10-Q/A


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

The Form 10-Q for the quarter ended September 30, 1996 of Crescent Real Estate Equities, Inc. is being amended to make two revisions to Exhibit 27.1, filed under Item 6.(a). The value of "total assets" has been changed to conform to the unaudited balance sheet amount of $1,213,212,000 and the value of "current assets" has been inserted into the schedule in the amount of $135,275,000.

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




                                      CRESCENT REAL ESTATE EQUITIES, INC.




                                          /s/ Gerald W. Haddock
                                       ----------------------------------------
Date:    February 11, 1997             Gerald W. Haddock, President and Chief
                                       Executive Officer





                                         /s/ Dallas E. Lucas
                                       ----------------------------------------
Date:    February 11, 1997             Dallas E. Lucas, Senior Vice President,
                                       Financial Officer and Chief Accounting
                                       Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
