Form 10-K405
period 1996-12-31
CRESCENT REAL ESTATE EQUITIES INC
filed 1997-03-21
CIK 918958

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

               FOR ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     (Mark One)
     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996.
                                       OR
     [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                         Commission file number 1-13038

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            (formerly known as Crescent Real Estate Equities, Inc.)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             TEXAS                                     52-1862813
------------------------------------    ----------------------------------------
  (State or other jurisdiction          (I.R.S. Employer Identification Number)
 of incorporation or organization)



             777 Main Street, Suite 2100, Fort Worth, Texas  76102
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)


       Registrant's telephone number, including area code (817) 877-0477
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
Title of each class:                                on Which Registered:
--------------------                               ---------------------

Common Stock par value $.01 per share              New York Stock Exchange, Inc.
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                   YES    X           NO
                       -------           -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of February 24, 1997, the aggregate market value of the 33,044,627 shares of Common Stock held by non-affiliates of the registrant was approximately $1.8 billion, based upon the closing price of $55 5/8 on the New York Stock Exchange.

Number of Shares of Common Stock outstanding as of March 7,1997: 36,156,664

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Registrant's 1996 Annual Meeting of Shareholders to be held in June 1997 are incorporated by reference into Part III.

                               TABLE OF CONTENTS

                                                                                  PAGE
                                    PART I.                                       ----


Item 1.  Business ...............................................................    1
Item 2.  Properties .............................................................    7
Item 3.  Legal Proceedings ......................................................   18
Item 4.  Submission of Matters to a Vote of Security Holders ....................   18



                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters ..   18
Item 6.  Selected Financial Data ................................................   19
Item 7.  Management's Discussion and Analysis of  Financial Condition
         and Historical Results of Operations ...................................   20
Item 8.  Financial Statements and Supplementary Data ............................   28
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure .................................   52

                                   PART III.


Item 10.  Directors and Executive Officers of the Registrant ....................   52
Item 11.  Executive Compensations ...............................................   52
Item 12.  Security Ownership of Certain Beneficial Owners and Management ........   53
Item 13.  Certain Relationships and Related Transactions ........................   53


                                    PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8K........   53

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

Crescent Real Estate Equities Company ("Crescent Equities", together with its subsidiaries, the "Company") is a fully integrated real estate company operating as a real estate investment trust for federal income tax purposes (a "REIT"). Crescent Equities is a Texas real estate investment trust which became the successor to Crescent Real Estate Equities, Inc., a Maryland corporation (the "Predecessor Corporation"), on December 31, 1996, through the merger (the "Merger") of the Predecessor Corporation and CRE Limited Partner, Inc., a Delaware corporation, into Crescent Equities. The Merger was structured to preserve the existing business, purpose, tax status, management, capitalization and assets, liabilities and net worth (other than due to the costs of the transaction) of the Predecessor Corporation, and the economic interests and voting rights of the stockholders of the Predecessor Corporation (who became the shareholders of Crescent Equities as a result of the Merger). The direct and indirect subsidiaries of Crescent Equities include Crescent Real Estate Equities Limited Partnership (the "Operating Partnership"); Crescent Real Estate Equities, Ltd. (the "General Partner"), which is the sole general partner of the Operating Partnership; six limited partnerships in which the Operating Partnership owns substantially all of the economic interests directly or indirectly, with the remaining interests owned indirectly by the Company through six separate corporations, each of which is a wholly owned subsidiary of the General Partner and a general partner of one of the six limited partnerships. The term "Company" includes, unless the context otherwise requires, Crescent Equities, the Predecessor Corporation, the Operating Partnership, and the other subsidiaries of the Company.

     As of December 31, 1996, the Company directly or indirectly owned a portfolio of real estate assets (the "Properties") located primarily in 16 metropolitan submarkets in Texas and Colorado. The Properties include 53 office properties (the "Office Properties") with an aggregate of approximately
16.3 million net rentable square feet, four full-service hotels with a total of 1,471 rooms and two destination health and fitness resorts (the "Hotel Properties"), six retail properties (the "Retail Properties") with an aggregate of approximately .6 million net rentable square feet and real estate mortgages and non-voting common stock in three residential development corporations (the "Residential Development Corporations") that own all or a portion of six single-family residential land developments and three condominium/townhome developments. In addition, the Company owns one mortgage note secured by a Class A office property.

     The Company conducts all of its business directly through the Operating Partnership and its other subsidiaries. The structure of the Company was developed to facilitate and maintain its qualification as a REIT and to permit persons contributing properties (or interests therein) to the Company to defer some or all of the tax liability that they otherwise might have incurred in connection with the formation of the Company.

     See Note 1 of Item 8. "Financial Statements and Supplementary Data" for the table which lists the principal subsidiaries of Crescent Equities and Properties owned by such subsidiary.

     The Company's executive offices are located at 777 Main Street, Suite 2100, Fort Worth, Texas 76102, and its telephone number is (817) 877-0477.

                  BUSINESS OBJECTIVES AND OPERATING STRATEGIES

     The Company's business objective is to maximize the total return to its shareholders through increased dividends, underlying asset values and share price. By continuing to pursue the opportunistic approach to investments and the financing and operating strategies described below, the Company believes it will be able to take advantage of the considerable opportunities to acquire additional properties at attractive returns while increasing cash flow from existing and newly acquired properties. More specifically, management believes that attractive investment opportunities will continue to exist primarily in the context of assets (i) held or controlled by entities that do not intend to hold such assets for long-term investment (such as assets held by insurance companies and financial institutions under regulatory pressure to sell); (ii) encumbered by indebtedness that is in default or is likely to be subject to future default;
(iii) performing at a level below their potential due to identifiable management weaknesses or financial constraints of existing owners; or (iv) as to which, due to factors not directly related to the potential value or performance of an asset, the then-current market prices of such assets do not reflect their potential value.

INVESTMENT STRATEGIES

     The Company intends to continue utilizing its extensive network of relationships, market reputation and ready access to capital to achieve favorable returns on invested capital and growth in cash flow by:

         o acquiring high-quality office properties at prices significantly below their estimated replacement cost in selected markets and submarkets that management expects to experience above-average population and employment growth;

         o acquiring unique destination resort and luxury hotel properties at prices significantly below their estimated replacement cost; and

         o employing the corporate, transactional and financial skills of the Company's management team to structure innovative real estate investments.

OPERATING AND FINANCING STRATEGIES

     The Company seeks to enhance its operating performance and financial position by:

         o maintaining a high tenant retention rate through quality service, individualized attention to its tenants and active preventive maintenance programs;

         o applying aggressive leasing strategies in order to capture the potential rental growth in the Company's existing portfolio as occupancy and rental rates increase with the recovery of the markets and submarkets in which the Company has invested;

         o empowering management and employing compensation formulas linked directly with enhanced operating performance of the Company and its Properties; and

         o optimizing the use of debt and other sources of financing to create a flexible capital structure that will allow the Company to continue its opportunistic investment strategy.


                                   EMPLOYEES

     The Company, as a fully integrated real estate company, provides management, leasing and development services with respect to certain of its properties. The Company has more than 240 employees. None of the employees is covered by collective bargaining agreements.

                              RECENT DEVELOPMENTS

     From January 1, 1996 through March 1, 1997, the Company has completed more than $885 million of real estate investments, consisting of 28 office properties containing approximately 9.5 million net rentable square feet, four retail properties containing approximately .4 million net rentable square feet, one full-service hotel and two destination health and fitness resorts (collectively the "Acquired Properties"). With the purchase of the Acquired Properties, the Company increased its investments in real estate by approximately 94.2%. Information regarding 1997 completed acquisitions and pending investments is as of March 1, 1997.

1996 AND 1997  COMPLETED ACQUISITIONS

     3333 Lee Parkway. On January 5, 1996, the Company acquired 3333 Lee Parkway, a 12-story Class A office property containing approximately 234,000 square feet of net rentable space located in the Uptown/Turtle Creek submarket of Dallas, Texas. Constructed in 1983, the property, including the six-level, 738-space underground parking garage, was purchased for $14.5 million.

     301 Congress Avenue. On April 18, 1996, the Company together with Aetna Life Insurance Company ("Aetna") formed 301 Congress Avenue, L.P., a Delaware limited partnership ("301 Partnership") in which the Company and Aetna each own a 50% interest. Crescent/301, L.L.C., a Delaware limited liability company that is wholly owned by the Operating Partnership and General Partner, serves as the general partner of 301 Congress Avenue, L.P. On April 18, 1996, the Company contributed to the 301 Partnership approximately $21.6 million for its 50% ownership share of 301 Congress Avenue. Constructed in 1986, 301 Congress Avenue, a 22-story Class A office property, contains approximately 418,000 square feet of net rentable space, an attached 841-space parking structure and is located in the Austin Central Business District ("CBD") submarket.

     Central Park Plaza. On June 13, 1996, the Company acquired Central Park Plaza. Consisting of two 15-story towers, the Class A office property contains approximately 410,000 square feet of net rentable space and is located in downtown Omaha, Nebraska. Constructed in 1982, the property was purchased for $25.5 million.

     Canyon Ranch-Tucson. On July 26, 1996, the Company acquired Canyon Ranch-Tucson (the "Tucson Resort"), a destination health and fitness resort, located at the base of the Catalina Mountains near Tucson, Arizona. Built in 1980, the Tucson Resort encompasses 50 acres, and includes 179 rooms which can accommodate 240 guests on a daily basis, a 62,000 square foot spa complex, a life enhancement center offering structured therapy and counseling, a health and healing center with a complete staff of physicians, dietitians, psychologists and therapists, four pools and eight tennis courts. The Tucson Resort was acquired for approximately $57.0 million through the issuance of $27.0 million of operating partnership units and assumption of debt which the Company subsequently retired for $30.0 million.

     On July 26, 1996, the Company also obtained an option to acquire up to 30% of a management company to be formed by the former owner of Canyon Ranch-Tucson. The management company will have all rights to develop and manage new Canyon Ranch resorts, both within the United States and internationally. In addition, the management company will have the authority to use and sublicense the Canyon Ranch name and trademarks on a worldwide basis for business opportunities. This authority includes all licensing, development and management rights associated with a new Canyon Ranch resort planned to be developed in Bali, Indonesia. The option, which the Company must first exercise on or before July 26, 1997, may be exercised in full at that time or in three separate increments for an aggregate maximum amount of $6.0 million. Management believes that, through the value associated with the Canyon Ranch name, the Company will have the opportunity to receive significant returns on its investment as Canyon Ranch expands its franchise.

     The Woodlands Office Properties. On July 31, 1996, the partnership that owns the 10 Woodlands Office Properties in the Woodlands Community near
Houston, Texas, and in which the Company holds a 75% limited partner interest, acquired two additional office properties containing an aggregate of approximately 109,000 square feet of net rentable space. The Company contributed to the partnership approximately $8.2 million for its 75% ownership interest in these two office properties. The properties were constructed in 1995 and 1996, and each is currently occupied by a single tenant.

     Three Westlake Park. On August 16, 1996, the Company acquired for approximately $29.0 million the principal economic interest in Three Westlake Park through its acquisition from the lender of a mortgage note (the "Three Westlake Note"), in the principal amount of approximately $46.3 million. Prior to the Company's acquisition of the Three Westlake Note, the seller granted the borrower an extension of the maturity date of the Three Westlake Note from February 1997 to February 2004. Under the terms of the Three Westlake Note, as modified, the Company will receive all net cash flow from Three Westlake Park through February 2004. The Three Westlake Note also provides for the acceleration of maturity of the Three Westlake Note if Amoco Production Company, the principal tenant of the property, does not exercise its option to renew its lease of 99% of the property's net rentable square feet by December 1999. The Three Westlake Note is secured by a first priority deed of trust on Three Westlake Park, a 19-story Class A office property containing approximately 414,000 square feet of net rentable space which was constructed in 1983, and located in the Katy Freeway submarket of Houston, Texas.

     1615 Poydras. On August 23, 1996, the Company acquired 1615 Poydras, a 23-story Class A office property containing approximately 509,000 square feet of net rentable space located in downtown New Orleans, Louisiana.
Constructed in 1984, the property, including a 495-space parking structure, was purchased for $36.5 million.

     Greenway Plaza Portfolio. See Item 2. Properties under "Significant Property."

     Chancellor Park. On October 24, 1996, the Company acquired Chancellor Park and an adjacent tract of land. The aggregate purchase price was approximately $31.1 million, of which $25.4 million was allocated to Chancellor Park and $5.7 million was allocated to the adjacent tract of land. Chancellor Park consists of two, three-story Class A office properties aggregating 196,000 square feet of net rentable space located in the University Towne Centre submarket of San Diego, California. Constructed in 1988, the property has a three-story parking structure and surface parking that can accommodate 630 cars.

     The Woodlands Retail Properties. On October 31, 1996, the Company formed the Woodland Retail Equities - '96 Limited ("WRE") partnership with The Woodlands Corporation ("TWC"), a subsidiary of Mitchell Energy & Development Corp. The Company owns a 75% limited partner interest in WRE. WRE owns four retail properties, constructed in 1984, consisting of 356,000 square feet of net rentable space located in the Woodlands community near Houston, Texas. The Company's investment was approximately $22.5 million, with a minimum preferential return of 9.75% that escalates in January 1999 to 10.5%.

     Sonoma Mission Inn & Spa. On November 18, 1996, the Company acquired Sonoma Mission Inn & Spa, a four-star luxury resort and spa located approximately 40 miles north of San Francisco, California. Constructed in 1927 and redeveloped in 1986 and 1987, the Sonoma Mission Inn & Spa sits on an eight acre site and contains 168 rooms, a 13,000 square foot spa complex, approximately 7,000 square feet of meeting and banquet facilities, two full-service restaurants and two retail outlets. A $10.0 million expansion and enhancement of the resort is currently in process, including the planned addition of 30 suites during 1997. The resort was acquired for $53.4 million, including the issuance of $25.2 million of operating partnership units and assumption of debt which the Company subsequently retired for $19.0 million.

     Canyon Ranch-Lenox. On December 11, 1996, the Company acquired Canyon Ranch-Lenox ("Lenox Resort"), a destination health and fitness resort located in the Berkshire mountains approximately 120 miles north of New York City. The Lenox Resort opened in 1989, encompasses 120 acres, and includes 120 guest rooms which can accommodate up to 202 guests on a daily basis, a 100,000 square foot spa complex, 10,600 square foot health and healing center offering a complete staff of health and fitness professionals, six indoor/outdoor tennis courts and two pools. The Lenox Resort was acquired for $30.0 million, including the assumption of $8.8 million in mortgage debt.

     160 Spear Street. On December 13, 1996, the Company acquired 160 Spear Street, a 19-story Class A office property containing approximately 276,000 square feet of net rentable space located in the South of Market section of the CBD of San Francisco, California. Constructed in 1984, the property, inclusive of the one-level, 37-space parking structure, was purchased for $35.5 million.

     Greenway I & IA. On December 18, 1996, the Company acquired Greenway I & IA, two Class A office properties containing approximately 147,000 square feet of net rentable space located in the Richardson/Plano submarket of Dallas, Texas. Constructed in 1983, the properties, including surface parking lots which contain 560 spaces, were purchased for $17.0 million.

     Bank One Tower. On December 23, 1996, the Company acquired Bank One Tower, a 21-story Class A office property containing approximately 389,000 square feet of net rentable space located in the CBD of Austin, Texas. Constructed in 1974 and renovated in 1995, the property, including an attached eight-level, 719-space above ground parking structure, was purchased for $39.2 million.

     Frost Bank Plaza. On December 27, 1996, the Company acquired Frost Bank Plaza, a 24-story Class A office property containing approximately 433,000 square feet of net rentable space located in the CBD of Austin, Texas. Constructed in 1984 and renovated in 1994, the property, including an attached eight-level, 514-space above ground parking structure, was purchased for $36.0 million.

     Greenway II. On January 17, 1997, the Company acquired Greenway II, a seven-story Class A office property containing approximately 154,000 square feet of net rentable space located in the Richardson/Plano submarket of Dallas, Texas. Constructed in 1985, the property, including an attached three-level, 560-space above ground parking structure, was purchased for approximately $18.2 million.

     Trammell Crow Center. On February 28, 1997, the Company acquired substantially all of the economic interest in Trammell Crow Center ("TCC"), a 50-story Class A office property. The Company acquired its interest in TCC through the purchase of fee simple title to the property (subject to a ground lease and a leasehold estate for years regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building for approximately $162 million. TCC is located in the cultural and financial district of the Central Business District ("CBD") submarket of Dallas, Texas. Constructed in 1984, TCC contains approximately 1,128,000 square feet of net rentable space with a six-level underground parking structure that accommodates approximately 1,154 cars. A more detailed description of the TCC acquisition is contained in the Company's Current Report on Form 8-K, dated February 28, 1997 and filed March 17, 1997.

     Denver Properties. On February 28, 1997, the Company acquired, in a single transaction, for an aggregate purchase price of $42.7 million, the following three office properties in Denver, Colorado: 44 Cook, 55 Madison and AT&T. 44 Cook, a 123,000 square foot Class A office property, and 55 Madison, a 125,000 square foot Class A office property, are both located in the Cherry Creek submarket. Constructed in 1984, 44 Cook is a 10-story office property. Constructed in 1982, 55 Madison is an eight-story office property. 44 Cook and 55 Madison each have underground parking containing 236 and 171 spaces, respectively, and both buildings share a four-level, 396-space above ground parking structure. Constructed in 1982, AT&T, a 15-story office property, contains approximately 170,000 square feet of net rentable space and is located in the Denver CBD. The AT&T office property has a four-level, 207-space above ground parking structure.

PENDING INVESTMENTS

     Magellan Health Service Portfolio. On January 29, 1997, the Company entered into a definitive agreement, as amended effective February 28, 1997, to acquire substantially all of the real estate assets of Magellan Health Services Inc.'s ("Magellan") domestic hospital provider business as currently operated by Charter Behavioral Health Systems, Inc. ("Charter"). The assets to be acquired by the Company consist primarily of approximately 90 acute care psychiatric hospitals and similar facilities. Magellan and an affiliate of the Company ("Crescent Affiliate") to be formed as described below will be equal owners of a to-be-formed limited liability company ("OpCo") which will operate the facilities under a franchise arrangement with Magellan and a triple-net lease agreement with the Company. The Company will receive $40 million in base rents the first year with base rents in subsequent years increasing at a 5% compounded annual rate over an initial twelve-year term. All maintenance and capital improvement costs will be OpCo's responsibility during the duration of the lease. Franchise payments to Magellan by OpCo will be subordinated to the base rents due to the Company under the lease. Also, in conjunction with the acquisition, the Company and Crescent Affiliate will each receive warrants to purchase 1,283,311 shares of Magellan's common stock exercisable at $30 per share subject to vesting and exercise restrictions. Management believes these warrants will allow the Company and Crescent Affiliate to participate in the benefits realized by Magellan from this business realignment as well as any benefits from the growth of Magellan's managed care business and public sector business. The total amount to be paid in connection with the transaction is $400 million, $5 million of which will be paid by Crescent Affiliate for its interest in OpCo upon the closing. Crescent Affiliate and Magellan each will pay an additional $2.5 million to OpCo within five days after the closing and will commit to loan up to $17.5 million during the five years following the closing. Closing of the transaction is scheduled to be completed by the end of May 1997, subject to approval of the transaction by Magellan's shareholders and customary closing conditions.

     Carter Crowley Portfolio. On February 10, 1997, the Company entered into a definitive agreement to acquire substantially all of the assets of Carter-Crowley Properties, Inc., a company controlled by the family of Donald J. Carter for an aggregate purchase price of approximately $383 million. The purchase includes fourteen office properties aggregating approximately 3.0 million square feet located in seven suburban Dallas submarkets. The Company or Crescent Affiliate will also acquire other assets consisting principally of 1,221 acres of commercially zoned, undeveloped land in the Dallas-Fort Worth metroplex, marketable securities, and equity and debt interest in the Dallas Mavericks NBA basketball franchise. The transaction is scheduled to be completed by the end of April 1997, subject to the completion of due diligence and customary closing conditions.

     Spin Off of Crescent Affiliate. Due to limitations on the Company's ability to invest in certain assets and engage in certain operations attributable to its status as a REIT, the 50% interest in OpCo and certain of the assets to be acquired in the Carter-Crowley transaction are expected to be acquired by Crescent Affiliate. The common stock of Crescent Affiliate will be distributed to the Company's shareholders on a pro rata basis, with such common stock expected to be publicly traded no later than the effective date of the spin-off.

1996 FINANCING ACTIVITIES

     In April 1996, the Company canceled its $150 million credit facility led
by The First National Bank of Boston ("FNBB").   In June 1996, the Company
executed a new $150 million credit facility (the "Credit Facility") led by FNBB, which was increased to $175 million in August 1996, to enhance the Company's financial flexibility in making new real estate investments. The Credit Facility initially had a term that expired in March 1997, with advances under the Credit Facility bearing interest at the Eurodollar rate plus 240 basis points for advances of $2 million or more, or at the lender's prime rate plus 50 basis points for advances of less than $2 million. In October 1996, the Company completed a public offering of its common stock and, as a result, the Credit Facility became unsecured, the annual interest rate was reduced to the Eurodollar rate plus 185 basis points or, as applicable, the lender's prime rate, and the term was extended until March 1999. The Credit Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including loan-to-value, fixed charge and debt service coverage ratios, limitations on additional indebtedness and distributions and a minimum net worth requirement.

     On December 26, 1996, 301 Congress Avenue, L.P., whose sole asset is 301 Congress Avenue, entered into a financing arrangement with Northwestern Mutual Life Insurance Company for a $26 million mortgage loan to be secured by 301 Congress Avenue. The loan bears interest at a fixed rate of 7.66% and has a seven-year term during which only interest is payable, with a final payment of the entire original principal amount due at the end of such term. The Company is a 50% partner in 301 Congress Avenue, L.P. Following its receipt of the loan proceeds, 301 Congress Avenue, L.P. made distributions of approximately $13 million to each of the Company and Aetna.

                                   TAX STATUS

     The Company elected under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"), to be taxed as a REIT under the Code beginning with its taxable year ended December 31, 1994. As a REIT for federal income tax purposes, the Company generally is not subject to federal income tax on income that it distributes to its shareholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute at least 95% of their taxable income currently. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if the Company qualifies as a REIT for federal income tax purposes, it may be subject to certain federal, state and local taxes on its income and property and to federal income and excise tax on its undistributed income. In addition, certain of its subsidiaries are subject to federal, state and local income taxes.

                             ENVIRONMENTAL MATTERS

     Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in its property, as well as certain other costs relating to hazardous or toxic substances. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such substances. The presence of, or the failure to properly remediate, any such substances that are released, may adversely affect the owner's ability to sell the affected real estate or to borrow using such real estate as collateral. Such costs or liabilities could exceed the value of the affected real estate. The Company has not been notified by any governmental authority of any environmental noncompliance, liability or other claim in connection with any of the Properties, and the Company is not aware of any other environmental condition with respect to any of the Properties that management believes would have a material adverse effect on the Company's business, assets or results of operations.

     Prior to the Company's acquisition of its Properties, independent environmental consultants conducted or updated Phase I environmental assessments (which generally do not involve invasive techniques such as soil or ground water sampling) on the Properties. None of the Phase I assessments or updates received to date revealed any material environmental condition not known to the Company or the independent consultants preparing the assessments. There can be no assurance, however, that environmental liabilities have not developed since such environmental assessments or updates were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

ITEM 2.  PROPERTIES

                          OFFICE AND RETAIL PROPERTIES

     The Company's Office and Retail Properties are located primarily in Houston, Dallas/Fort Worth and Austin, Texas and Denver, Colorado. As of December 31, 1996, the Office and Retail Properties in these cities represented an aggregate of approximately 85% of the Company's portfolio of Office and Retail Properties on the basis of total net rentable square feet and accounted for approximately 85% of the Company's office and retail total revenues computed on a pro forma basis for the year ended December 31, 1996, as if all of the Properties owned at December 31, 1996, had been acquired as of January 1, 1996, without giving effect to 1997 acquisitions or Pending Investments.

OFFICE AND RETAIL PROPERTIES TABLES

        The following table sets forth certain information about the Office and Retail Properties owned as of December 31, 1996, without giving effect to 1997 acquisitions or Pending Investments listed in Item 1. Business. Based on annualized rental revenues from office and retail leases in place as of December 31, 1996, no single tenant would have accounted for more than 5% of the Company's total annualized office and retail revenues for 1996.




                                                                         Net
                                                                      Rentable
                                                Acq.         Year       Area
Property                    Location            Date       Completed  (Sq. Ft.)
--------                    --------        -------------  ---------  ---------
OFFICE PROPERTIES
-----------------
The Crescent Office Towers  Dallas, TX           (4)         1985     1,210,899
Continental Plaza           Fort Worth, TX       (4)         1982       954,895

MacArthur Center I & II     Irving, TX           (4)       1982/1986    294,069

The Citadel                 Denver, CO           (4)         1987       130,652

Caltex House                Irving, TX            5/94       1982       445,993
Liberty Plaza I & II        Dallas, TX            7/94     1981/1986    218,813
Regency Plaza One           Denver, CO            8/94       1985       309,862

Waterside Commons           Irving, TX           10/94       1986       458,739

Two Renaissance Square      Phoenix, AZ          11/94       1990       476,373
The Avallon                 Austin, TX           11/94       1993       125,959
Stanford Corporate Centre   Dallas, TX            1/95       1985       265,507
The Aberdeen                Dallas, TX            3/95       1986       320,629
12404 Park Central          Dallas, TX            5/95       1987       239,103

Barton Oaks Plaza One       Austin, TX            6/95       1986        99,792

MCI Tower                   Denver, CO            6/95       1982       550,807
The Woodlands Office
  Properties(5)             Houston, TX           7/95(6)  1980-1996    812,359
Spectrum Center(7)          Dallas, TX            8/95       1983       598,250
Ptarmigan Place             Denver, CO           10/95       1984       418,565
6225 North 24th Street      Phoenix, AZ          11/95       1981        86,451
Briargate Office and
  Research Center           CO Springs, CO       11/95       1988       252,857

Albuquerque Plaza           Albuq., NM           12/95       1990       365,952

3333 Lee Parkway            Dallas, TX            1/96       1983       233,484

301 Congress Avenue (8)     Austin, TX            4/96       1986       418,338

                                                                  Full
                                                                Service
                                Percent          Percent      Rental Rate
                                 Leased           Leased       Per Leased
Property                     (Commenced)(1)    (Signed)(1)     Sq. Ft.(2)      Significant Tenants(3)
--------                    ---------------  -------------   --------------    ----------------------
OFFICE PROPERTIES
-----------------
The Crescent Office Towers       97%                 97%       $24.91          Tracy-Locke, Inc.
Continental Plaza                78                 100         17.12          Burlington Northern Santa Fe Railroad; Banc One
                                                                               Corporation
MacArthur Center I & II         100                 100         16.47          Federal Home Loan Bank of Dallas; North Texas
                                                                               Healthcare Network
The Citadel                      98                  98         16.75          New York Life Insurance; Daniels & Associates;
                                                                               Multum Information Services, Inc.
Caltex House                     97                  97         24.89          Caltex Petroleum Corporation
Liberty Plaza I & II             96                  96         13.63          Intecom, Inc.; Anthem Group Services Corporation
Regency Plaza One                97                  97         18.73          Nextel Communications; Prudential Insurance
                                                                               Company of America
Waterside Commons               100                 100         15.95          Sprint Communications Company L.P.; GTE North
                                                                               Incorporated
Two Renaissance Square           74                  85         22.97          Lewis & Roca; Ernst and Young LLP
The Avallon                     100                 100         17.33          BMC Software, Inc.; Hewlett-Packard Company
Stanford Corporate Centre        97                  97         14.34          TENET Healthcare, Inc.
The Aberdeen                    100                 100         15.82          Pepsico, Inc.
12404 Park Central               98                  98         15.94          Steak & Ale Restaurant Corporation; Parker &
                                                                               Parsley Properties LP
Barton Oaks Plaza One            94                  94         18.51          Iguana Entertainment, Inc.; Tocquigny Advertising
                                                                               & Design, Inc.; Barton Creek Health Inc.
MCI Tower                        97                  97         17.21          Atlantic Richfield Company; KPMG Peat Marwick
The Woodlands Office
  Properties(5)                  92                  92         13.81          Gene Medecine, Inc.; Chevron Pipeline Co.
Spectrum Center(7)               93                  93         16.00          Federal Deposit Insurance Corp.; Frito-Lay, Inc.
Ptarmigan Place                  65                  98         13.93          Janus Capital Corporation; Tilly & Graves, P.C.
6225 North 24th Street            0                  52             -
Briargate Office and                                                           The Principal Mutual Life Insurance Company;
  Research Center               100                 100         13.37          Lockheed-Martin Corporation; Progressive Casualty
                                                                               Insurance
Albuquerque Plaza                90                  90         17.83          U.S. West Communications; Rodey, Dickason, Sloan,
                                                                               Akin & Robb, P.A.
3333 Lee Parkway                 62                  75         17.04          Centex Corporation; Keystone Home Health
                                                                               Management, Inc.
301 Congress Avenue (8)          86                  95         23.85          International Business Machines Corporation;
                                                                               Lumberman's Investment Corporation

                                                                                        Net
                                                                                      Rentable
                                                               Acq.        Year         Area
Property                                  Location             Date     Completed    (Sq. Ft.)
--------                                  --------            ------    ---------    ----------
Central Park Plaza                        Omaha, NE            6/96        1982         409,850


Three Westlake Park (9)                   Houston, TX          8/96        1983         414,251
1615 Poydras                              New Orleans, LA      8/96        1984         508,741
Greenway Plaza Office Portfolio           Houston, TX         10/96     1969-1982     4,256,885
Chancellor Park                           San Diego, CA       10/96        1988         195,733
160 Spear Street                          San Francisco, CA   12/96        1984         276,420

Greenway I & IA                           Dallas, TX          12/96        1983         146,704
Bank One Tower                            Austin, TX          12/96        1974         389,503


Frost Bank Plaza                          Austin, TX          12/96        1984         433,024
                                                                                     ----------



Total Office Properties/Weighted Average                                             16,319,459
                                                                                     ==========
RETAIL PROPERTIES
-----------------
Las Colinas Plaza                         Irving, TX           (4)         1989         135,449
The Crescent Atrium                       Dallas, TX           (4)         1985          88,623
The Woodlands Retail Properties (10)      Houston, TX         10/96        1984         356,104
                                                                                      ---------
Total Retail Properties/Weighted Average                                                580,176
                                                                                      =========
                                                                                Full
                                                                           Service Rental
                                             Percent         Percent            Rate
                                              Leased          Leased         Per Leased
Property                                  (Commenced)(1)   (Signed) (1)       Sq.Ft.(2)           Significant Tenants(3)
--------                                  ---------------  ------------    ---------------        ----------------------
Central Park Plaza                             98             98              14.17               Acceptance Insurance Company;
                                                                                                  ConAgra, Inc.; First National
                                                                                                  Bank of Omaha; McGrath,
                                                                                                  North, Mullin & Kratz; GSA
                                                                                                  Corps of Engineers-Omaha
Three Westlake Park (9)                       100            100              13.59               Amoco Production Company
1615 Poydras                                   74             77              14.55               Freeport-McMoRan, Inc.
Greenway Plaza Office Portfolio                74             77              14.18               The Coastal Corporation
Chancellor Park                                90             90              18.19               Van Camp Seafood Company, Inc.
160 Spear Street                               20             75              20.48               Internal Revenue Service;
                                                                                                  Providian National Bancorp.
Greenway I & IA                               100            100              12.31               Northern Telecom, Inc.
Bank One Tower                                 99             99              14.55               Bank One Texas National
                                                                                                  Association; Texas Workers'
                                                                                                  Compensation Insurance Fund
Frost Bank Plaza                               68             68              16.35               Frost National Bank; The
                                              ---            ---             ------               United States of America
                                                                                                  Attorney Office; Ontra, Inc.;
                                                                                                  Akin, Gump, Hauer & Feld,
                                                                                                  L.L.P.
Total Office Properties/Weighted Average       84%            89%            $16.80
                                              ===            ===             ======
RETAIL PROPERTIES
-----------------
Las Colinas Plaza                              93%            93%            $14.65               Tom Thumb Stores, Inc.
The Crescent Atrium                            75             75              21.87               Stanley Korshak
The Woodlands Retail Properties (10)           87             87              12.29               Cinemark USA, Inc.
                                              ---            ---             ------
Total Retail Properties/Weighted Average       86%            86%            $14.28
                                              ===            ===             ======

(1) Percentage leased (commenced) represents commenced leases of paying tenants. Percentage leased (signed) represents percentage leased (commenced) plus significant signed but not commenced leases.
(2) Calculated based on base rent payable as of December 31, 1996, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles ("GAAP") and including adjustments for (i) any operating costs (such as utilities, real estate taxes and/or insurance) payable by the tenants and (ii) any expense reimbursements received from the tenants, therefore representing an equivalent full-service rental rate.
(3)  Identifies tenants with leases that contribute 10% or more of total rental revenue currently paid at the Property, except for Retail Properties, for which only the largest tenant is identified.
(4)  Property was contributed to the Operating Partnership on May 5, 1994.
(5) The Company has a 75% limited partner interest in the partnership that owns the 12 office properties that comprise The Woodlands Office Properties.
(6)  Two of The Woodlands Office Properties were acquired July 31, 1996.
(7) The Company owns the principal economic interest in Spectrum Center through an interest in the Spectrum Mortgage Associates L.P., which owns both the Spectrum Note and the ground lessor's interest in the land underlying the office building.
(8)  The Company has a 1% general partner and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.
(9) The Company owns the principal economic interest in Three Westlake Park through its ownership of the Three Westlake Park cash flow mortgage note.
(10) The Company has a 75% limited partner interest in the partnership that owns the four retail properties that comprise The Woodlands Retail Properties.
                                       9

     The following table provides information for the Company's Office Properties by state, city, and submarket as of December 31, 1996, without giving effect to 1997 acquisitions or Pending Investments listed in Item 1. Business.




                                                                                                                        Class A
                                                                                                    Percent             Office
                                                                                                    Leased             Submarket
                                                     Number      Total      Percent of Total      (Commenced)           Percent
                                                       of       Company         Company            at Company           Leased/
             State, City, Submarket                Properties    NRA(1)          NRA(1)            Properties         Occupied(2)
-------------------------------------------------  ----------  ----------  ------------------  ------------------  -----------------
TEXAS
-----
 DALLAS
  Far North Dallas..............................         4      1,403,199          9%                  96%                 98%
  Las Colinas...................................         3      1,198,801          7                   98                  95
  Uptown/Turtle Creek ..........................         2      1,444,383          7                   97                  86
  LBJ Freeway ..................................         1        239,103          1                   98                  95
  Richardson/Plano..............................         2        146,704          1                  100                  98
                                                        --     ----------          -                  ---                 ---
   Subtotal/Weighted Average....................        12      4,432,190         25                   95%                 94%
                                                        --     ----------         --                  ---                 ---
 FORT WORTH
  CBD...........................................         1        954,895          6%                  78%                 86%
                                                               ----------        ---                  ---                 ---
 HOUSTON
  The Woodlands.................................        12        812,359          5%                  92%                 94%
  Katy Freeway..................................         1        414,251          3                  100                 100
  Richmond/Buffalo Speedway.....................        10      4,256,885         26(7)                74(7)               80(7)
                                                        --     ----------         --                  ---                 ---
   Subtotal/Weighted Average....................        23      5,483,495         34%                  79%                 85%
                                                        --     ----------        ---                  ---                 ---
 AUSTIN
  CBD...........................................         3      1,240,865          8%                  83%                 90%
  Northwest.....................................         1        125,959          1                  100                  96
  Southwest.....................................         1         99,792          1                   94                  99
                                                        --     ----------        ---                  ---                 ---
   Subtotal/Weighted Average....................         5      1,466,616         10%                  86%                 93%
                                                        --     ----------        ---                  ---                 ---
COLORADO
--------
 DENVER
  CBD...........................................         1        550,807          3%                  97%                 89%
  Cherry Creek..................................         2        549,217          3                   73                  88
  Denver Technology Center
  ("DTC").......................................         1        309,862          2                   97                  91
                                                        --     ----------        ---                  ---                  --
   Subtotal/Weighted Average....................         4      1,409,886          8%                  88%                 90%
                                                        --     ----------        ---                  ---                 ---
  COLORADO SPRINGS..............................         1        252,857          2%                 100%                 95%
                                                        --     ----------        ---                  ---                 ---
ARIZONA
-------
 PHOENIX
  CBD...........................................         1        476,373          3%                  74%                 93%
  Camelback Corridor............................         1         86,451          1                    0                  95
                                                        --     ----------          -                  ---                  --
   Subtotal/Weighted Average....................         2        562,824          4%                  63%                 95%
                                                        --     ----------        ---                  ---                 ---
LOUISIANA
---------
 NEW ORLEANS
  CBD...........................................         1        508,741          3%                  74%                 86%
                                                        --     ----------        ---                  ---                 ---
NEBRASKA
--------
 OMAHA
  CBD...........................................         1        409,850          3%                  98%                 97%
                                                        --     ----------        ---                  ---                 ---
NEW MEXICO
----------
 ALBUQUERQUE
  CBD...........................................         1       365,.952          2%                  90%                 96%
                                                        --     ----------        ---                  ---                 ---
CALIFORNIA
----------
 SAN DIEGO
  University Towne Centre ("UTC")...............         1        195,733          1%                  90%                 92%
                                                        --     ----------        ---                  ---                 ---
 SAN FRANCISCO
  South of Market CBD...........................         1        276,420          2%                  20%                 97%
                                                        --     ----------        ---                  ---                 ---
   Total/Weighted Average.......................        53     16,319,459        100%                  84%                 92%
                                                        ==     ==========        ===                  ===                 ===

                                      10


                                                        Company                Class A
                                                         Share                  Quoted               Company           Company
                                                      of Class A           Submarket Rental          Quoted              Full
                                                        Office                  Rate               Rental Rate      Service Rental
                                                       Submarket              Per Square           Per Square          Rate Per
             State, City, Submarket                       NRA                 Foot(2)(3)             Foot(4)        Square Foot(5)
-------------------------------------------------  -------------------  ----------------------  -----------------  ----------------
TEXAS
-----
 DALLAS
  Far North Dallas..............................         23%                 $20.88                 $19.96            $15.27
  Las Colinas...................................         19                   23.14                  21.12             19.34
  Uptown/Turtle Creek ..........................         26                   22.99                  30.40             24.07
  LBJ Freeway ..................................          2                   20.32                  20.00             15.94
  Richardson/Plano..............................          5                   19.14                  20.00             12.31
                                                        ---                  ------                 ------            ------
   Subtotal/Weighted Average....................         14%                  22.09                  23.68             19.08
                                                        ---                  ------                 ------            ------
 FORT WORTH
  CBD...........................................         23%                  16.49                  16.85             17.12
                                                        ---                  ------                 ------            ------
 HOUSTON
  The Woodlands.................................        100%                  14.32(6)               14.32             13.81
  Katy Freeway..................................         15                   14.69                  14.69             13.59
  Richmond/Buffalo Speedway.....................         54(7)                13.35(7)               15.00(7)          14.18(7)
                                                        ---                  ------                 ------            ------
   Subtotal/Weighted Average....................         48%                  13.59                  14.88             14.06
                                                        ---                  ------                 ------            ------
 AUSTIN
  CBD...........................................         34%                  19.95                  19.97             18.28
  Northwest.....................................          5                   21.33                  21.00             17.33
  Southwest.....................................          8                   21.50                  21.50             18.51
                                                        ---                  ------                 ------            ------
   Subtotal/Weighted Average....................         21%                  20.17                  20.16             18.20
                                                        ---                  ------                 ------            ------
COLORADO
--------
 DENVER
  CBD...........................................          5%                  16.44                  17.50             17.21
  Cherry Creek..................................         26                   17.84                  18.31             14.84
  Denver Technology Center
  ("DTC").......................................          8                   22.95                  24.00             18.73
                                                        ---                  ------                 ------            ------
   Subtotal/Weighted Average....................          9%                  18.42                  19.24             16.82
                                                        ---                  ------                 ------            ------
 COLORADO SPRINGS...............................          7%                  16.83(8)               15.73             13.37
                                                        ---                  ------                 ------            ------
ARIZONA
-------
 PHOENIX
  CBD...........................................         26%                  20.00                  20.00             22.97
  Camelback Corridor............................          3                   23.40                  21.00                 -
                                                        ---                  ------                 ------            ------
   Subtotal/Weighted Average....................         12%                  20.52                  20.15             22.97
                                                        ---                  ------                 ------            ------
LOUISIANA
---------
 NEW ORLEANS
  CBD...........................................          6%                  14.63                  15.00             14.55
                                                        ---                  ------                 ------            ------
NEBRASKA
--------
 OMAHA
  CBD...........................................         32%                  18.00                  19.50             14.17
                                                        ---                  ------                 ------            ------
NEW MEXICO
----------
 ALBUQUERQUE
  CBD...........................................         28%                  17.75                  18.50             17.83
                                                        ---                  ------                 ------            ------
CALIFORNIA
----------
 SAN DIEGO
  University Towne Centre ("UTC")...............          7%                  22.80                  19.80             18.19
                                                        ---                  ------                 ------            ------
 SAN FRANCISCO
  South of Market CBD...........................          3%                  30.06                  30.06             20.48
                                                        ---                  ------                 ------            ------
   Total/Weighted Average.......................         16%                 $17.99                 $18.95            $16.80
                                                        ===                  ======                 ======            ======

  (1) Represents net rentable area in square feet owned by the Company.
  (2)  Sources are Jamison Research, Inc. (for the Far North
       Dallas, Las Colinas, Uptown/Turtle Creek, LBJ Freeway, Richardson/Plano, Fort Worth CBD and the New Orleans CBD submarkets), The Woodlands Corporation (for the Woodlands submarket), Cushman & Wakefield of Texas, Inc. (for the Katy
       Freeway submarket), Baca Landata, Inc. (for the
       Richmond/Buffalo Speedway submarket), CB Commercial (for the
       Austin CBD, Northwest and Southwest submarkets), Cushman &
       Wakefield of Colorado, Inc. (for the Denver CBD, Cherry Creek, and Denver DTC submarkets), Turner Commercial Research (for the Colorado Springs submarket), Grubb and Ellis Company (for the
       Phoenix CBD, Camelback Corridor and San Francisco South of
       Market CBD submarkets), Pacific Realty Group, Inc. (for the Omaha CBD submarket), Koll Market Research (for the Albuquerque CBD submarket), and John Burnham & Co. (for the San Diego UTC submarket).
  (3) Represents full-service rental rates. The weighted average subtotals and totals are based on total net rentable square feet of the Company's Office Properties in the submarket. These rates do not necessarily represent the amounts at which available space at the Company's Office Properties will be leased.
  (4) Represents weighted average rental rates per square foot quoted by the Company as of December 31, 1996, based on total net rentable square feet of Company Office Properties in the submarket, adjusted to an equivalent full-service quoted rental rate to facilitate comparison to Class A quoted submarket rental rates per square foot.
  (5)  Calculated based on base rent payable for Company Office
       Properties in the submarket as of December 31, 1996, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles ("GAAP") and including adjustments for (i) any operating costs (such as utilities, real estate taxes and/or insurance) payable by the tenants and (ii) any expense reimbursements received from the tenants, therefore representing an equivalent full-service rental rate divided by total net rentable square feet of Company Office Properties in the submarket.
  (6) Represents an average of the submarket rental rate per square foot quoted for all classes of office properties within The
       Woodlands submarket, adjusted based on management estimates, to full-service equivalent rental rates. The 12 Office Properties included in the schedule represent all of the competitive office space within The Woodlands submarket.
  (7)  Represents an average for Class A and B office properties.
  (8) Represents quoted triple-net rental rates per square foot, adjusted based on management estimates, to full-service equivalent rental rates.

MARKET INFORMATION

     Management believes that its Office Properties reflect the Company's strategy to invest in premier assets within markets that have significant potential for rental growth. The Company has analyzed demographic and economic data to focus on markets it expects to benefit from significant internal employment growth as well as corporate relocations. After identifying and analyzing attractive regional markets, the Company selects submarkets which the Company believes will be the major beneficiaries of this projected growth. Management believes that the most attractive submarkets for office investment are those that integrate a premier office environment with quality of life features including: affordable residential housing; an environment generally well protected from crime; effective transportation systems; a significant concentration of retailing alternatives; and cultural centers, entertainment attractions and recreational facilities. Other factors considered by the Company in selecting the submarkets include proximity to major airports and the relative aggressiveness of local governments providing tax and other incentives designed to favor business.

     Within these submarkets, the Company has focused on premier properties that management believes are able to attract and retain the highest quality tenants and command premium rents. In addition, several of the Properties benefit from significant "over-improvement" (improvements beyond what currently could be justified by expected economic returns) made by prior owners or developers. These over-improvements, which should not materially increase the future operating cost of the Properties, include various amenities, use of expensive materials, and extensive landscaping. Such premier properties also tend to be more stable in downward property cycles. Consistent with its investment strategies, the Company seeks situations where it can acquire properties that have strong economic returns based on in-place tenancy and have a dominant position within the submarket due to quality and/or location. Accordingly, management's investment strategy not only demands acceptable current cash flow return on invested capital, but also considers long-term cash flow growth prospects.

     The demographic conditions, economic conditions and trends (employment growth and population growth) favoring the Company's major markets are projected to continue to be at or above the national average, as illustrated in the following table.

       Projected Employment and Population Growth for all Company Markets

                                                    Employment      Population
                                                      Growth          Growth
Metropolitan Area                                    1996-2006       1996-2006
------------------------------------------------------------------------------
Dallas/Fort Worth, TX.......................           22.2%           21.1%
Houston, TX.................................           14.0%           12.7%
Austin, TX..................................           41.2%           41.0%
Denver, CO..................................           21.6%           20.9%
Colorado Springs, CO........................           26.3%           22.5%
Phoenix, AZ.................................           34.2%           31.7%
Albuquerque, NM.............................           26.8%           24.8%
New Orleans, LA.............................            8.9%            4.0%
Omaha, NE...................................           16.3%           11.4%
San Diego, CA...............................           23.9%           21.8%
San Francisco, CA...........................           15.8%           14.6%
United States...............................           14.2%            9.4%

-------------------------
Source:  Cognetics, Inc.

SIGNIFICANT PROPERTY

     The following is a description of the Greenway Plaza Portfolio which accounted for 10% or more of the Company's total assets as of December 31, 1996.

     Greenway Plaza Portfolio. On October 7, 1996, the Company acquired from an unaffiliated entity 10 suburban office properties totaling 4.3 million net rentable square feet ("Greenway Plaza Office Portfolio") a 389-room full service hotel, a private health and dining club, a central plant which provides heated and chilled water to both the Greenway Plaza Office Portfolio and third parties, and six parking garages (collectively with the Greenway Plaza Office Portfolio, hereinafter referred to as the "Greenway Plaza Portfolio".) The aggregate cost of the Greenway Plaza Portfolio was $206 million, which was funded through the issuance to the sellers of 599,332 shares of common stock at $41.71 per share, the assumption of $115 million of nonrecourse indebtedness and $66 million of cash.

     Situated on 50.3 acres, the Greenway Plaza Office Portfolio, which is located in the Richmond-Buffalo Speedway submarket of Houston, Texas, contains
2.0 million net rentable square feet of Class A and 2.3 million net rentable square feet of Class B office space. The office buildings were constructed between 1969 and 1983 and range in size from 150,000 to 880,000 net rentable square feet. Structured parking accommodates approximately 11,500 cars.

     The Richmond-Buffalo Speedway submarket consists of 10.7 million square feet of office space, of which 3.9 million square feet is Class A and 4.0 million square feet is Class B space. As of December 31, 1996, average Class A and Class B suburban office occupancies in the Richmond-Buffalo Speedway submarket were 95.6% and 63.8%, respectively, and average quoted market rental rates were $14.03 and $12.68 per square foot, respectively.

     The Greenway Plaza Office Portfolio was 74% leased as of December 31, 1996 (95.0% of the Class A office space and 56.2% of the Class B office space) with a weighted average base rental rate per square foot of $13.55 ($13.87 for Class A office space and $13.08 for Class B office space). The hotel and club are under triple-net leases with unaffiliated third parties. The Greenway Plaza Office Portfolio is leased to more than 280 tenants. The principal businesses of the tenants are in the industry sectors of energy service, investment management and natural gas.

     One tenant of the Greenway Plaza Office Portfolio, the Coastal Corporation ("Coastal"), an energy service company, leases over 10% of the net rentable square footage. As of December 31, 1996, Coastal leased approximately 641,000 net rentable square feet (approximately 15.1% of the net rentable square footage of the Greenway Plaza Office Portfolio) pursuant to leases that expire in June 2010 and December 2014. The current base rental rate per square foot for approximately 617,000 net rentable square feet is $13.50, increasing periodically during the lease term up to a rate of $28.00 in January 2006, effective until December 2014. This lease provides for two 5-year renewal options at the then prevailing market rental rates. The current base rental rate per square foot for approximately 24,000 net rentable square feet is $13.50, increasing periodically during the lease term up to a rate of $19.00 in July 2005, effective until June 2010. This lease provides for one 4.5-year renewal, and two 5-year renewal options at the then prevailing market rental rates.

     The aggregate tax bases of depreciable real property and improvements and personal property of the Greenway Plaza Portfolio for federal income tax purposes will be approximately $206 million. Depreciation and amortization are computed for federal income tax purposes using straight line methods over lives which range from 15 to 39 years for the real property and improvements, and 5 to 7 years for the personal property.

     The 1996 realty tax rate for the real property was $2.76 per $100 of the $205 million assessed value. The total amount of tax at this rate for 1996 was approximately $5.66 million, of which $0.35 million was attributable to the hotel and club pursuant to their triple-net lease arrangements.

     The following table sets forth the Greenway Plaza Office Portfolio year-end occupancy and average base rent per leased square foot (excluding storage space) for the five years ended December 31, 1996.


            Year     Occupancy       Average Base Rent(1)
            ----     ---------       --------------------

            1992       84.1%                $12.14
            1993       83.9                  12.39
            1994       83.7                  12.71
            1995       77.7                  13.10
            1996       74.4                  13.01


(1) Represents annual base rental revenues (excluding scheduled rent increases and free rent that would be taken into account under generally accepted accounting principles) divided by average occupancy in square footage for the year.

     The following table sets forth for the Greenway Plaza Office Portfolio, a schedule of the lease expirations for leases in place as of January 1, 1997, for each of the 10 years beginning with January 1, 1997, assuming none of the tenants exercises renewal options and excluding 1,089,798 square feet of unleased space.


                                                          PERCENTAGE                PERCENTAGE OF
                                                          OF LEASED                 TOTAL ANNUAL   ANNUAL BASE
                           NUMBER OF     NET RENTABLE    NET RENTABLE  ANNUAL BASE    BASE RENT    RENT PER NET
                          TENANTS WITH  AREA SUBJECT TO  AREA SUBJECT  RENT UNDER    REPRESENTED     RENTABLE
                            EXPIRING    EXPIRING LEASES  TO EXPIRING    EXPIRING     BY EXPIRING       AREA
YEAR OF LEASE EXPIRATION     LEASES      (SQUARE FEET)      LEASES      LEASES(1)      LEASES      EXPIRING(1)
----------------------------------------------------------------------------------------------------------------
1997                           58               251,425        7.9%    $ 3,163,176        5.8%        $12.58
1998                           74               314,169        9.9       3,963,614        7.3          12.62
1999                           48               376,815       11.9       4,935,963        9.0          13.10
2000                           31               229,757        7.2       2,990,396        5.5          13.02
2001                           24               223,687        7.1       3,231,537        5.9          14.45
2002                           20               253,101        8.0       3,909,404        7.2          15.45
2003                           16               173,282        5.5       2,730,224        5.0          15.76
2004                            4               372,360       11.8       6,021,179       11.0          16.17
2005                            4                33,430        1.0         476,932        0.9          14.27
2006                            -                     -          -               -          -              -
2007 and thereafter             4               939,061       29.7      23,196,070       42.4          24.70

(1) Based on base rent payable as of the expiration date of the lease, for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and excluding (i) any operating costs (such as utilities, real estate taxes and/or insurance) payable by the tenants and (ii) any expense reimbursements received from the tenants.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES AND RETAIL PROPERTIES

     The following table sets forth for the Office and Retail properties, a schedule of the lease expirations for leases in place as of January 1, 1997, for each of the 10 years beginning with January 1, 1997 on an aggregate basis, assuming that none of the tenants exercises renewal options and excluding an aggregate of 2,682,111 square feet of unleased space.

                                                               PERCENTAGE                       PERCENTAGE OF     ANNUAL
                                           NET RENTABLE         OF LEASED                       TOTAL ANNUAL     BASE RENT
                           NUMBER OF           AREA           NET RENTABLE     ANNUAL BASE       BASE RENT        PER NET
                          TENANTS WITH     REPRESENTED      AREA REPRESENTED   RENT UNDER       REPRESENTED      RENTABLE
                            EXPIRING    BY EXPIRING LEASES     BY EXPIRING      EXPIRING        BY EXPIRING        AREA
YEAR OF LEASE EXPIRATION     LEASES       (SQUARE FEET)          LEASES         LEASES(1)          LEASES        EXPIRING(1)
----------------------------------------------------------------------------------------------------------------------------
1997                          276           1,855,265           13.2%          $24,877,985         10.9%          $13.41
1998                          231           1,316,860            9.3            20,806,183          9.1            15.80
1999                          180           1,388,147            9.8            20,019,194          8.7            14.42
2000                          124           1,824,372           12.9            24,617,159         10.7            13.49
2001                          135           1,515,725           10.8            26,861,942         11.7            17.72
2002                           51           1,552,127           11.0            27,448,899         12.0            17.68
2003                           34             628,793            4.5            10,911,665          4.8            17.35
2004                           27           1,375,053            9.8            25,094,196         11.0            18.25
2005                           17           1,285,309            9.1            18,196,862          7.9            14.16
2006                           11             265,135            1.9             5,203,566          2.3            19.63
2007 and thereafter            8            1,091,388            7.7            24,994,110         10.9            22.90

(1) Based on base rent payable as of the expiration date of the lease, for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and excluding (i) any operating costs (such as utilities, real estate taxes and/or insurance) payable by the tenants and (ii) any expense reimbursements received from the tenants.


                                HOTEL PROPERTIES

HOTEL PROPERTIES TABLES

     The following table sets forth certain information about the Hotel Properties for the years ended December 31, 1996 and 1995. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Lenox, which are destination health and fitness resorts, that measure performance based on available guest nights.



                                                                                                For the year ended
                                                                                                   December 31,
                                                                               ------------------------------------------------
                                                                                                                      Revenue
                                                                                     Average           Average          Per
                                                                                    Occupancy           Daily         Available
                                                             Year                     Rate               Rate            Room
                                                 Acq.     Completed/           -----------------  ---------------  --------------
Property                         Location        Date     Renovated    Rooms      1996     1995    1996     1995     1996   1995
--------                      --------------    -----    ------------  ------  --------- -------  ------  -------  -------  -----
Full-Service Hotels
-------------------
Hyatt Regency Beaver  Creek      Avon, CO       1/95        1989          295     67%     70%     $207      $191     $139    $134
Denver Marriott City Center     Denver, CO      6/95        1982          613     79      77       108        98       85      76
Hyatt Regency Albuquerque     Albuquerque,NM   12/95        1990          395     77      74        93        87       71      64
Sonoma Mission Inn & Spa        Sonoma, CA     11/96     1927/1987        168     92      86       181       169      166     146
                                                                       ------     --      --      ----      ----     ----    ----
   Total / Weighted Average                                             1,471     77%     77%     $131      $122     $101    $ 93
                                                                       ======     ==      ==      ====      ====     ====    ====
Destination Health & Fitness Resorts
------------------------------------
Canyon Ranch - Tucson           Tucson, AZ      6/96        1980          240(1)  80%(2)  77%(3)  $479(3)   $477(3)  $366(4) $348(4)
Canyon Ranch - Lenox             Lenox, MA     12/96        1989          202(1)  81 (2)  76 (3)   407(3)    390(3)   320(4)  288(4)
                                                                       ------     --      --      ----      ----     ----    ----
   Total / Weighted Average                                               442     81%     77%     $446      $437     $345    $321
                                                                       ======     ==      ==      ====      ====     ====    ====

(1) Represents the maximum number of guests that the resort can accommodate per night.
(2) The occupancy rate equals the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period (87,600 and 73,730 guest nights for the year ended December 31, 1995 and 1996, respectively, based on a maximum guests per night of 240 and 202, respectively).
(3) Average daily rate equals the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.
(4) Revenue per available room equals the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

     The following table sets forth average occupancy, average daily rate, and revenue per available room for the Hotel Properties by full-service hotels and destination health and fitness resorts for each of the years ended December 31, 1992 through 1996. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Lenox, which are destination health and fitness resorts, that measure performance based on available guest nights and calculate occupancy, average daily rate and revenue per available room as described in the notes of the preceding table.


                                           1992   1993   1994   1995     1996
                                           ----   ----   ----   ----     ----
   Full-Service Hotels

   Average Occupancy                         70%    73%    73%     77%     77%
   Average Daily Rate                      $106   $111   $117    $122    $131
   Revenue Per Available Room              $ 74   $ 81   $ 85    $ 93    $101

   Destination Health and Fitness Resorts

   Average Occupancy                         71%    78%    78%     77%     81%
   Average Daily Rate                      $380   $393   $418    $437    $446
   Revenue Per Available Room              $254   $290   $312    $321    $345


HOTEL MARKET INFORMATION

     The U.S. hotel industry is experiencing a resurgence in profitability from its downturn in the early 1990's. Increased demand for luxury and destination resort hotel rooms has been met with virtually no increase in the supply of such rooms, resulting in increasing occupancies and room rates. According to Smith Travel Research, average occupancies for hotel rooms rose from 62.1% in 1992 to 65.7% in 1996, the highest level in more than a decade. Average hotel room rental rates grew 6.7%, 4.8%, and 4.8% in 1996, 1995, and 1994, respectively, with the 1994 figure outpacing inflation for the first time in
eight years.   Within the luxury/resort and full-service segments of the
industry, average occupancy increased approximately 8.9% and 6.5%, respectively, between 1992 and 1996, while average room rental rates increased approximately 20.3% and 17.4%, respectively, during the same period.

     Business and convention travel accounts for about two-thirds of room demand and has risen along with the improving economy and increased corporate profits. Domestic leisure travel has also increased, especially among the "baby boomers" who are not only at the prime age for leisure travel but also have a greater tendency to travel than previous generations. A healthier, more active senior population is also contributing to the increase in travel.

     With the aging of the "baby boomer" generation and the growing interest in quality of life activities, the resort/spa industry also is experiencing significant growth in the United States.

     The average annual growth rates in revenue per available room ("REVPAR"), from 1991 through 1996, for the full-service and luxury/resort hotel segments were 6.4% and 5.3%, respectively, according to Smith Travel Research. This demand comes not only from the business and convention sector, but also from the leisure traveler who vacations increasingly at higher-end hotels.

     The following table sets forth hotel REVPAR by price segment for the years 1991 through 1996.


                                                                                Annual
                                                                                Average
                               1991    1992    1993    1994    1995    1996   Growth Rate
                              ------  ------  ------  ------  ------  ------  -----------
Luxury /Resort(1)...........  $67.92  $70.61  $74.23  $80.42  $84.98  $92.45
 % Change...................            4.0%    5.1%    8.3%    5.7%    8.8%     6.4%
Full-Service................  $45.21  $46.80  $49.11  $52.57  $55.52  $58.51
 % Change...................            3.5%    4.9%    7.0%    5.6%    5.4%     5.3%
Mid-Priced..................  $33.38  $33.90  $35.08  $38.39  $40.77  $43.51
 % Change...................            1.6%    3.5%    9.4%    6.2%    6.7%     5.4%
Economy.....................  $25.26  $25.50  $26.59  $28.01  $29.92  $31.93
 % Change...................            1.0%    4.3%    5.3%    6.8%    6.7%     4.8%
Budget......................  $19.18  $19.23  $19.98  $21.08  $22.38  $23.74
 % Change...................            0.3%    3.9%    5.5%    6.2%    6.1%     4.4%

---------------------
(1) Does not include destination health and fitness resorts such as the Canyon Ranch resorts.

Source:  Smith Travel Research

HOTEL LEASES

     The Company cannot, consistent with its status as a REIT for federal income tax purposes, operate the Hotel Properties directly. The Company has leased the Hotel Properties to independent companies (collectively, the "Hotel Lessees") pursuant to six separate leases. These independent companies are owned 4.5% by each of John C. Goff and Gerald W. Haddock, each of whom is an officer and director of the Company, and 91% by the Hotel Lessees' asset manager. Under the leases, each having a term of 10 years, the Hotel Lessees have assumed the rights and obligations of the property owner under the respective management agreement with the hotel operators, as well as the obligation to pay all property taxes and other charges against the property. As part of each of the lease agreements for five of the Hotel Properties, the Company has agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under the applicable management agreements. The only exception is Canyon Ranch-Tucson, in which the hotel lessee owns all furniture, fixtures and equipment associated with the property and will fund all related capital expenditures. Each of the leases provides for the payment by the lessee of the Hotel Property of (i) base rent, with periodic rent increases, (ii) percentage rent based on a percentage of gross room revenues above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount.

                       RESIDENTIAL DEVELOPMENT PROPERTIES

     The Company owns economic interests in three Residential Development Corporations through residential development property mortgages and non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, own interests in nine residential development properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the residential development properties.

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

     The following table sets forth certain information about the residential development properties as of December 31, 1996.



                                                               Residential                          Total
                   Residential                                 Development        Total          Lots/Units
  Residential      Development                                Corporation's       Lots/           Developed
  Development       Properties     Type of                      Effective         Units             Since
Corporation (1)       (RDP)         RDP(2)      Location       Ownership %       Planned          Inception
---------------  ----------------  --------  ---------------  -------------  ----------------  ---------------
Mira Vista       Mira Vista           SF     Fort Worth, TX     100.00%             691              521
  Development    The Highlands        SF     Breckenridge,CO    12.25%              750              190
  Corp.          Whitehawk Ranch      SF     Graeagle, CA       20.00%              223               36
                                                                                 ------            -----
Total Mira Vista Development Corp.                                                1,664              747
                                                                                 ------            -----
Houston Area
  Development    Falcon Point         SF     Houston, TX        100.0%            1,051(4)           288
  Corp.          Spring Lakes         SF     Houston, TX        100.0%              533(4)(5)          -
                                                                                 ------            -----
Total Houston Area Development Corp.                                              1,584              288
                                                                                 ------            -----
Crescent         One Beaver Creek     CO     Avon, CO            60.0%               18(6)             -
  Development    Market Square        CO     Avon, CO            60.0%               26(6)             -
  Management     Cresta               TH     Edwards, CO         60.0%               25                -
  Corp.          The Reserve at
                 Frisco               SF     Frisco, CO          60.0%              131               60
                                                                                 ------            -----
Total Crescent Development Management Corp.                                         200               60
                                                                                 ------            -----
Total Residential Development Properties                                          3,448            1,095
                                                                                  =====            =====
                                               Total          Average
                   Residential              Lots/Units         Closed             Range of
  Residential      Development                Closed         Sale Price           Proposed
  Development       Properties                 Since         Per Lot/          Sale Prices
Corporation (1)       (RDP)                  Inception          Unit             Per Lot(3)
---------------  ----------------           ------------    ------------  ----------------------
Mira Vista       Mira Vista                    463          $ 95,000           $50,000 - 265,000
  Development    The Highlands                 126           137,000            55,000 - 225,000
  Corp.          Whitehawk Ranch                15            82,000            65,000 - 150,000
                                               ---
Total Mira Vista Development Corp.             604
                                               ---
Houston Area
  Development    Falcon Point                  102          $ 36,000            $16,000 - 50,000
  Corp.          Spring Lakes                   -                  -             21,000 - 45,000
                                               ---
Total Houston Area Development Corp.           102
                                               ---
Crescent         One Beaver Creek               -           $             $1,330,000 - 3,420,000
  Development    Market Square                  -                  -         356,000 - 2,161,000
  Management     Cresta                         -                  -       1,278,000 - 1,725,000
  Corp.          The Reserve at
                 Frisco                         38            84,000          75,000 -   149,000
                                               ---
Total Crescent Development Management Corp.     38
                                               ---
Total Residential Development Properties       744
                                               ===

(1) The Company has a 94%, 94% and 90% effective ownership interest in Mira Vista Development Corp., Houston Area Development Corp. and Crescent Development Management Corp., respectively, through ownership of non-voting common stock.
(2)  SF (Single-Family); CO (Condominium); TH (Townhome).
(3)  Based on existing inventory of developed lots and lots to be developed.
(4) Houston Area Development Corporation has entered into a letter of intent with a national homebuilder to sell 166 lots in Falcon Point and 93 lots in Spring Lakes over a 24-month period commencing in the first quarter of 1997.
(5) The initial phase of this project (93 lots) is expected to be completed in the second quarter of 1997.
(6) As of December 31, 1996, 18 of the condominium units at One Beaver Creek and 22 of the condominium units at Market Square had been pre-sold, generating aggregate gross sales of $39.3 and $18.6 million, respectively. Closings are expected to begin in the fourth quarter of 1997 for One Beaver Creek and Market Square.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor any of the Properties currently is subject to any material litigation nor, to the knowledge of the Company, is any material litigation currently threatened against the Company or any of the Properties.


ITEM 4 .  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended December 31, 1996.

                                    PART II


ITEM 5 .  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock has been traded on the New York Stock Exchange under the symbol "CEI" since the completion of its initial public offering at a price of $25 per share in May 1994. For each calendar quarter indicated, the following table reflects the high and low sales prices for the common stock and the distributions paid by the Company with respect to each such quarter.


                                     PRICE            DISTRIBUTION
                             ---------------------      DECLARED
                                HIGH        LOW         PER SHARE
                             -----------  --------    ------------
1995
----
First Quarter                  $29 1/4    $ 25           $.50
Second Quarter                 $32        $ 27 7/8       $.50
Third Quarter                  $32 3/8    $ 29 3/4       $.55
Fourth Quarter                 $35 7/8    $ 30 1/4       $.55

1996
----
First Quarter                  $34 7/8    $ 32 1/8       $.55
Second Quarter                 $38 1/8    $ 33 3/8       $.55
Third Quarter                  $42 3/8    $ 35           $.61
Fourth Quarter                 $53 1/4    $ 40 5/8       $.61

___________________________

     As of March 7, 1997, there were approximately 265 holders of record of the common stock.

                              DISTRIBUTION POLICY

     On September 13, 1996, the Company announced an 11% increase in the quarterly distribution, increasing the quarterly distribution on its common stock from $.55 per share to $.61 per share. The higher distribution rate commenced with the Company's distribution for the third quarter of 1996, which was paid on November 5, 1996, to shareholders of record as of October 16, 1996.

     The Company's current quarterly distribution is $.61 per share, an indicated annualized distribution of $2.44 per share.

     The actual results of operations of the Company and the amounts actually available for distribution will be affected by a number of factors, including revenues received from the Properties and any additional properties acquired in the future, the operating and interest expenses of the Company, the ability of tenants to meet their rent obligations, general leasing activity in the markets in which the Office Properties and Retail Properties are located, consumer preferences relating to the Hotel Properties, the general condition of the United States economy, federal, state and local taxes payable by the Company, capital expenditure requirements and the adequacy of reserves. In addition, the Credit Facility limits distributions to the partners of the Operating Partnership for any four successive quarters to an amount that will not exceed 90% of funds from operations for such period and 100% of funds available for distribution for such period.

     Future distributions by the Company will be at the discretion of the Board of Trust Managers. The Board of Trust Managers has indicated that it will review the adequacy of the Company's distribution rate on a quarterly basis.

     Under the Internal Revenue Code of 1986, as amended (the "Code"), REITs are subject to numerous organizational and operational requirements, including the requirement to distribute at least 95% of taxable income. Pursuant to this requirement, the Company was required to distribute $41.8 million and $40.8 million of taxable income for 1996 and 1995, respectively. Actual distributions by the Company were $73.4 million and $52.8 million for 1996 and 1995, respectively.

     Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder's basis in such shareholder's shares of common stock, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the shareholder's basis in its shares of common stock will have the effect of deferring taxation until the sale of the shareholder's shares. The Company has determined that, for federal income tax purposes, 10% of the quarterly distributions made in 1995 and 38% of quarterly distributions made in 1996 represented a return of capital to shareholders. Given the dynamic nature of the Company's acquisition strategy and the extent to which any future acquisitions would alter this calculation, no assurances can be given regarding what portion, if any, of distributions in 1997 or subsequent years will constitute a return of capital for federal income tax purposes.

ITEM 6 .  SELECTED FINANCIAL DATA

     The following table sets forth certain financial information for the Company on a consolidated historical basis and for the Rainwater Property Group (the Company's predecessor) on a combined historical basis, which consists of the combined financial statements of the entities that contributed properties in exchange for units or shares of common stock in connection with the formation of the Company. Such information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Financial Statements and Supplementary Data included in Item 8.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                   CONSOLIDATED HISTORICAL FINANCIAL DATA AND
                            RAINWATER PROPERTY GROUP
                       COMBINED HISTORICAL FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                    COMPANY                            RAINWATER PROPERTY GROUP (PREDECESSOR)
                                    -----------------------------------------------    --------------------------------------
                                                                         For the       For the
                                                                         Period         Period
                                                                          from           from
                                                                          May 5,       January 1,
                                    Year ended      Year ended           1994 to        1994 to      Year Ended December 31,
                                    December 31,    December 31,       December 31,      May 4,    --------------------------
                                       1996            1995               1994           1994        1993            1992
                                    -------------   ------------       ------------   -----------  ----------     -----------
OPERATING DATA:
Total Revenue ..................    $   208,861     $   129,960        $   50,343     $ 21,185      $ 57,168      $  49,586
Operating income (loss).........         44,101          30,858            10,864       (1,599)      (53,024)       (36,612)
 Income (loss) before minority
   interests and extraordinary
   item.........................          47,951         36,358             12,595      (1,599)      (53,024)       (36,612)
 Income per share before
   extraordinary item...........     $      1.44    $      1.31         $      .56          --            --             --
BALANCE SHEET DATA
  (AT PERIOD END)
 Total  assets..................     $ 1,730,922    $   964,171         $  538,354          --      $290,869      $ 296,291
 Total debt.....................         667,808        444,528            194,642          --       278,060        548,517
 Total shareholders' equity.....         865,160        406,531            235,262          --         2,941       (328,240)
OTHER DATA:
 Funds from Operations
   before minority interests(1).      $    87,616   $    64,475          $   32,723         --            --             --
 Cash Dividend declared per
   share........................      $      2.32   $      2.10          $     1.29         --            --             --
 Weighed average shares of
  Common Stock and Units
  outstanding...................       32,324,421    27,091,003          22,498,855         --            --             --
 Cash flow provided by
 (used in)......................
    Operating activities........      $    77,384   $    65,011          $   21,642   $  2,455      $  9,313      $    (640)
    Investing activities........         (513,038)     (421,406)           (260,666)    (2,379)      (20,572)        (8,924)
    Financing activities........          444,315       343,079             265,608    (21,310)       28,861         14,837

NOTES:
(1) Funds from Operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income (loss) (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. For a more detailed definition and description of FFO, see Item 7.
     Management's Discussion and Analysis of Financial Condition and Historical Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND HISTORICAL RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the "Selected Financial Data" and the financial statements and notes thereto, appearing elsewhere in this report. Historical results and percentage relationships set forth in "Selected Financial Data" should not be taken as indicative of future operations of the Company.

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in real estate conditions (including rental rates and competing properties) or in industries in which our principal tenants compete, the failure to consummate anticipated transactions, the ability to identify acquisitions opportunities meeting the Company's investment strategy, timely leasing of unoccupied square footage, timely releasing of occupied square footage upon expiration, and the Company's ability to generate revenues sufficient to meet debt service payments and other operating expenses; and financing risks, such as the availability of equity and debt financing, the Company's ability to service existing debt, the possibility that the Company's outstanding debt (which requires so-called balloon payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and the fact that interest rates under the Credit Facility may increase.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

     The changes in operating results from year to year are primarily the result of increases in the total square feet and number of rooms of the portfolio due to significant acquisitions made by the Company. The weighted average square feet of consolidated office and retail properties for the years ended December 31, 1996 and 1995, were approximately 9.5 and 6.5 million, respectively, which represents a 46.2% increase in net rentable square feet. The weighted average number of rooms for consolidated Hotel Properties for the year ended December 31, 1996 and 1995, were approximately 1,397 and 615, respectively, which represents a 127.2% increase in rooms.

     The consolidated statement of operations for the year ended December 31, 1996 includes the results of operations of 53 office properties, six retail properties, four full-service hotels and two destination health and fitness resorts, the Biltmore Note and interests in three Residential Development Corporations for all or a portion of the year. The consolidated statement of operations for the year ended December 31, 1995 includes the results of operations of 30 office properties, two retail properties, three full-service hotels, the Biltmore Note and interests in three Residential Development Corporations for all or a portion of the year.

     Revenues from rental properties increased approximately $78.5 million, or 63.6%, to $202.0 million for the year ended December 31, 1996, as compared to $123.5 million for the year ended December 31, 1995. This increase is primarily attributable to the acquisition of: (i) 23 office properties, one full-service hotel property, and two destination health and fitness resorts during the year ended December 31, 1996 which resulted in $35.5 million of incremental revenues; and (ii) 20 office properties and three full-service hotel properties during 1995 which resulted in $43.9 million of incremental revenues; which was offset by a $.9 million decrease in revenues from the properties owned in 1994.

     Total expenses increased $65.7 million, or 66.3%, to $164.8 million for the year ended December 31, 1996, as compared to $99.1 million for the year ended December 31, 1995. An increase in rental property operating expenses of $27.9 million, is primarily attributable to the acquisition of: (i) 23 office properties, one full-service hotel, and two destination health and fitness resorts during the year ended December 31, 1996 which resulted in $14.0 million of incremental expenses; and (ii) 20 office properties and three full-service hotel properties during 1995 which resulted in $14.1 million of incremental expenses; which was offset by a $.2 million decrease in expense from the properties owned in 1994. Depreciation and amortization increased $12.8 million primarily due to the property acquisitions during 1996 and 1995. An increase in interest expense of $24.1 million is primarily attributable to $27.1 million of interest payable under the terms of the three new long-term financing arrangements entered into between August 1995 and March 1996, proceeds of which were used to repay the Credit Facility and to fund property acquisitions in 1995 and 1996 and $2.1 million of interest payable under LaSalle Note III, which was assumed in the Greenway Plaza Portfolio transaction. This increase was offset by a $5.1 million decrease in interest expense on the Credit Facility, primarily due to a lower average outstanding balance throughout the year. An increase in corporate general and administrative expenses of $.9 million was attributable to incremental costs associated with the corporate operations of the Company as a direct result of recent property additions to the Company's portfolio.

     Income before minority interest and extraordinary item increased from $36.4 million for the year ended December 31, 1995 to $48.0 million for the year ended December 31, 1996, an increase of $11.6 million, for the reasons discussed above.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

     The changes in operating results from year end December 31, 1995 to 1994 are primarily the result of increases in the total square feet of the Company's real estate portfolio due to significant acquisitions made subsequent to May 5, 1994. The weighted average square feet of consolidated properties for the year ended December 31, 1995 and 1994 were approximately 6.5 and 3.6 million, respectively, which represents an 80.6% increase.

     The consolidated statement of operations for the year ended December 31, 1995 includes the results of operations of 30 office properties, two retail properties, three full-service hotels, the Biltmore Note and interests in three Residential Development Corporations for all or a portion of the year. The combined statement of operations for the year ended December 31, 1994 includes the results of operations of ten office properties, two retail properties and interests in two Residential Development Corporations for all or a portion of the year.

     Revenues from rental properties increased approximately $55.9 million, or 82.7%, to $123.5 million for the year ended December 31, 1995, as compared to $67.6 million for the year ended December 31, 1994. This increase is attributable to: (i) an increase in revenue of $.8 million from the properties owned as of May 5, 1994, which is offset by a $.7 million lease termination fee received in July 1994 at Continental Plaza; (ii) the acquisition of six office properties between May 5, 1994 and December 31, 1994 which resulted in $25.5 million of incremental revenue; and (iii) the acquisition of 20 office properties and three hotel properties in 1995 which resulted in $30.3 million of incremental revenue.

     The increase in interest and other income of $5.2 million for the year ended December 31, 1995, is primarily attributable to the $2.3 million net profit from sale of co-investment rights in the Ritz-Carlton Hotel Company, interest income of $1.2 million and $.4 million due to the acquisition of the Biltmore Note and Spectrum Center mortgage note, respectively, and interest earned on a greater amount of short-term cash investments outstanding during 1995.

     The decrease in lot sale revenue and corresponding increase in income from investments in real estate mortgages and common stock of Residential Development Corporations for the year ended December 31, 1995, is a result of a change in accounting treatment resulting from the non-controlling interest held after the Company's formation transactions. On a comparative basis, residential development lot sale revenue increased approximately $1.0 million, or 10.4%, to $10.6 million for the year ended December 31, 1995, compared to $9.6 million for the year ended December 31, 1994. The increase was attributable to 150 lot closings (Mira Vista - 131 and Falcon Point - 19) for the year ended December 31, 1995, as compared to 117 lot closings (Mira Vista - 73 and Falcon Point - 44) for the year ended December 31, 1994. Residential development expenses increased approximately $.7 million, or 13.2%, to $6.0 million for the year ended December 31, 1995, as compared to $5.3 million for the year ended December 31, 1994. The increase was attributable to the increased lot closings discussed above and a $.5 million income tax provision incurred for the year ended December 31, 1995, which was not required in 1994.

     Total expenses increased $36.8 million, or 59.1%, to $99.1 million for the year ended December 31, 1995, as compared to $62.3 million for the year ended December 31, 1994. The increase in rental property operating expenses of $18.3 million is attributable to: (i) the acquisition of six office properties between May 5, 1994 and December 31, 1994 which resulted in $9.6 million of incremental expenses; (ii) the acquisition of 20 office properties and three hotel properties in 1995 which resulted in $9.7 million of incremental expenses; and (iii) offset by a $1.0 million decrease in expenses from the properties owned as of May 5, 1994. Depreciation and amortization increased $6.0 million due to the acquisitions in 1994 and 1995. The increase in interest expense and amortization of deferred financing costs of $10.4 million and $1.5 million, respectively, is primarily attributable to an increase in borrowings under the Company's $150 million Credit Facility and the addition of long-term debt pursuant to a financing arrangement with Nomura Asset Capital Corporation ("Nomura"). The borrowings were used primarily to fund property acquisitions. The increase in corporate general and administrative expenses of $2.0 million was attributable to a complete year of Company operations in 1995 versus a partial year in 1994 and also, to incremental costs associated with the corporate operations of the Company as a direct result of property additions to the Company's portfolio. These increases were offset by an aggregate decrease in cost of lot sales and residential development operating expenses of $1.4 million as a result of the non-controlling interest held after the Company's formation transactions.

     Income before minority interest and extraordinary item increased from $11.0 million for the year ended December 31, 1994 to $36.4 million for the year ended December 31, 1995, an increase of $25.4 million, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $25.6 million and $16.9 million at December 31, 1996 and December 31, 1995, respectively. The increase is attributable to $444.3 million and $77.4 million of cash provided by financing and operating activities, respectively, offset by $513.0 million used in investing activities. The Company's inflow of cash provided by financing activities is primarily attributable to the October 1996 offering of its common stock ($456.3 million), proceeds received from the long-term financing arrangements with Nomura, Connecticut General Life Insurance Company ("CIGNA"), and Northwestern Mutual Life Insurance Company ($131.6), which were partially offset by the repayment of short-term notes payable to FNBB ($73.0 million) and the distributions paid to shareholders and unitholders ($73.4 million). The cash inflow from operating activities is primarily attributable to property operations, partially offset by an increase in accounts receivable, which is due to (i) recent property acquisitions and (ii) the hotel lessees' percentage rent lease payments which are remitted quarterly, and deferred rent receivable. The Company utilized $513.0 million of cash flow primarily in the following investing activities: (i) the acquisition of 23 office properties, four retail properties, one full-service hotel and two destination health and fitness resorts ($460.1 million); (ii) additional investments in Residential Development Corporations ($16.7 million) (iii) notes receivable ($10.9 million) primarily attributable to loans made to the Canyon Ranch-Tucson Hotel Lessee ($3.0 million) and Crescent Development Management Corp. ($5.0 million) (iv) capital expenditures for rental properties ($2.4 million) primarily attributable to building improvements for the Office and Retail Properties, and replacement of furniture, fixtures and equipment for the Hotel Properties and
(v) tenant improvement and leasing costs for the Office and Retail properties ($20.1 million).

     On October 2, 1996, the Company completed an offering (the "Offering") of 11,500,000 shares (including the underwriters' overallotment option) of its common stock at $40.375 per share. Net proceeds from the Offering to the Company, after an underwriting discount of $24.4 million and other offering costs of approximately $2.5 million, were approximately $437.4 million. The Company used a portion of these net proceeds to repay $16.0 million on FNBB short-term note and $151.5 million of the Credit Facility. The remaining net proceeds of $269.9 million were used to fund subsequent acquisitions. On October 9, 1996, the Company completed an additional offering of 450,000 shares of its common stock to the several underwriters who participated in the Offering. The shares of common stock were sold at $42 per share. The gross proceeds of $18.9 million from the additional offering were used to fund subsequent acquisitions.

     On February 14, 1997, the Company filed a shelf registration with the Securities and Exchange Commission ("SEC") for an aggregate of $1.2 billion of common stock, preferred stock and warrants exercisable for common stock. Any securities issued under the registration statement may be offered from time to time in amounts, at prices, and on terms to be determined at the time of the offering. Management believes this shelf registration will provide the Company with more efficient and immediate access to the capital markets at such time as it is considered appropriate. Net proceeds from any offering of these securities are expected to be used for general business purposes, including the acquisition and development of additional properties and other acquisition transactions, the payment of certain outstanding debt and improvements to certain properties in the Company's portfolio.

     The significant terms of the Company's primary debt financing arrangements are shown below (dollars in thousands):

                                                                           BALANCE
                              MAXIMUM    INTEREST RATE    EXPIRATION    OUTSTANDING AT
        DESCRIPTION          BORROWINGS   AT 12/31/96        DATE          12/31/96
---------------------------  ----------  -------------  --------------  --------------
Fixed Rate Debt:
  LaSalle Note I (a)           $239,000      7.83%       August 2027       $239,000
  LaSalle Note II (b)           161,000      7.79%        March 2028        161,000
  CIGNA Note (c)                 63,500      7.47%      December 2002        63,500
  Metropolitan Life Note(d)      12,411      8.88%      September 2001       12,411
  Nomura Funding VI Note(e)       8,780     10.07%        July 2020           8,780
  Northwestern Life(f)           26,000      7.66%       January 2004        26,000
                               --------     -----                          --------
  Total                        $510,691      7.83%                         $510,691
                               ========     =====                          ========
Variable Rate Debt:
  Line of Credit(g)            $175,000      7.41%        March 1999       $ 40,000
  LaSalle Note III (h)          115,000      7.51%        July 1999         115,000
  Texas Commerce Bank Note(i)    11,700      7.39%      September 1997        2,117
                               --------     -----                          --------
  Total                        $301,700      7.48%                         $157,117
                               ========     =====                          ========


NOTES:
(a) The note has a seven-year period during which only interest is payable (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity. At the end of 12 years (August 2007), the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220 million.  LaSalle Note I is secured by Funding I properties (See
     Note 1 to Item 8. Financial Statements and Supplementary Data).
(b) The note has a seven year period during which only interest is payable (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity. At the end of 10 years (March
     2006), the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the company's intention to repay the note in full at such time
     (March 2006) by making a final payment of approximately $154 million. LaSalle Note II is secured by Funding II properties (See Note 1 to
     Item 8. Financial Statements and Supplementary Data).
(c) The note requires payments of interest only during its term, with a final payment due in December 2002 of approximately $63.5 million. The CIGNA
     Note is secured by the MCI Tower  and Denver Marriott City Center properties.
(d)  The note requires monthly payments of principal and interest and is secured by five of  The Woodlands Office Properties.
(e) The note has a 15-year period during which principal and interest is payable, based on a 25 year amortization schedule. In July 1998, the Company may defease the loan by purchasing treasuries to pay out the obligation without penalty. Nomura Funding VI Note is secured by the Funding VI property (See Note 1 to Item 8. Financial Statements and
     Supplementary Data).   In July 2010, the loan's interest rate will change
     to a 10-year treasury yield plus 500 basis points or if elected, the loan can be prepaid without defeasance.
(f) The note requires payments of interest only during its term, with a final payment due January 2004 of approximately $26 million. The Northwestern Life note is secured by the 301 Congress Avenue property.
(g) The Credit Facility is unsecured with an interest rate of Eurodollar plus 185 basis points.
(h) The note bears interest at 30-day LIBOR plus a weighted average rate of 2.135% (subject to a rate cap of 10%) with a five-year period during which only interest is payable (through July 1999) and a final payment of $115 million due July 1999. LaSalle Note III is secured by Funding III,
     IV and V properties (See Note 1 to Item 8. Financial Statements and Supplementary Data).
(i) The note has a one-year period, bears interest at LIBOR plus 1.7%, with interest only payments through September 1997 and a final payment of principal due September 1997. Texas Commerce Bank Note is secured by land and improvements that relate to the construction of The Avallon - Phase II (Building 5).

     Based on the Company's total market capitalization of $2.9 billion at December 31, 1996 (at a $52.75 stock price, which was the closing price of the common stock on the NYSE on December 31, 1996, and including the full conversion of all units of minority interest in the Operating Partnership plus total indebtedness), the Company's debt represented 23% of its total market capitalization. The Company intends to maintain a conservative capital structure to support its high level of acquisition growth with total debt targeted at approximately 40% of total market capitalization.

     The Company intends to maintain its qualification as a REIT under the Code. As a REIT, the Company will generally not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 95% of its taxable income to its shareholders.

     The Company expects to meet its short-term liquidity requirements primarily through cash flow provided by operating activities, which the Company believes will be adequate to fund normal recurring operating expenses, debt service requirements, recurring capital expenditures and distributions to shareholders and unitholders. To the extent the Company's cash flow from operating activities is not sufficient to finance non-recurring capital expenditures (including additions to or replacements of residential lots), or investment property acquisition costs, the Company expects to finance such activities with proceeds from the Credit Facility, available cash reserves and other debt and equity financing.

     The Company expects to meet its long-term liquidity requirements, consisting primarily of maturities under the Company's fixed and variable rate debt through long-term secured and unsecured borrowings and the issuance of debt securities and/or additional equity securities of the Company.

FUNDS FROM OPERATIONS

     Funds from Operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income (loss) (determined in accordance with generally accepted accounting principles or "GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance of an equity REIT. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate distributions paid to shareholders and unitholders for the years ended December 31, 1996 and 1995 were $73.4 and $52.8 million, respectively.
An increase in FFO does not necessarily result in an increase in aggregate distributions because the Company's board of trustees is not required to increase distributions on a quarterly basis unless necessary in order to enable the Company to maintain REIT status. Because the Company must distribute 95% of its real estate investment trust taxable income (as defined in the Code), however, a significant increase in FFO will generally require an increase in distributions to shareholders and unitholders although not necessarily on a proportionate basis. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net income (loss) and cash flows as reported in the consolidated financial statements and notes thereto. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REIT's because these REIT's may not apply the modified definition of FFO in the same manner as the Company.

                      STATEMENTS OF FUNDS FROM OPERATIONS
                             (dollars in thousands)

                                                                            Year Ended      Year Ended
                                                                            December 31,    December 31,
                                                                               1996            1995
                                                                            ------------    -----------
Income Before Minority Interest
  and Extraordinary Item                                                        $47,951       $36,358

Adjustments:
  Depreciation and amortization of real estate assets                            39,290        26,900
  Adjustment for unconsolidated investments in real estate mortgages
   and common stock of residential development corporations                       1,857         4,332
   Minority interest in Joint Ventures                                           (1,482)         (815)
  Other(1)                                                                            -        (2,300)
                                                                                -------       -------

Funds from Operations                                                           $87,616       $64,475
                                                                                =======       =======


          RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
                            BY OPERATING ACTIVITIES
                             (dollars in thousands)

Funds From Operations                                                           $87,616       $64,475

  Depreciation and amortization of non-real estate assets                           835           917
  Amortization of deferred financing costs                                        2,812         2,500
  Minority interest in Joint Ventures profit and depreciation
    and amortization                                                              1,892         1,058
  Adjustment in unconsolidated investments in real estate mortgages
    and common stock of residential development corporations                     (1,857)       (4,332)
  Non-recurring gain on sale of investment                                            -         2,300
  Change in deferred rent receivable                                             (6,210)         (875)
  Change in current assets and liabilities                                       (7,493)       (1,032)
  Other                                                                            (211)            -
                                                                                -------       -------
Net Cash Provided by Operating Activities                                       $77,384       $65,011
                                                                                =======       =======

(1)  Represents non-recurring gain on sale of investment

LEASING

     The Company maintains an aggressive leasing strategy in order to capture the potential rental growth in its office portfolio as the submarkets in which the Company has invested continue to recover and occupancy and rental rates increase. As of December 31, 1996, the weighted average annual rental rate for the Company's Office Properties was $17.60 per square foot (including free rent and scheduled rent increases that would be taken into account under generally accepted accounting principles and expense recoveries), compared to an estimated weighted average annual replacement cost rental rate (the rate estimated by management to be necessary to justify new construction of comparable buildings) of $26.54 per square foot. Many of the Company's submarkets have experienced substantial rental rate growth during the past 18 months. As a result, the Company has been successful in renewing or re-leasing office space in these markets at rental rates significantly above the expiring rental rates. For the year ended December 31, 1996, leases were signed renewing or re-leasing 639,548 square feet of office space at a weighted average annual base rental rate (including expense recoveries) and FFO annual net effective rate (calculated as weighted average annual base rate plus expense recoveries minus operating expenses) of $20.52 and $14.52 per square foot, respectively, compared to expiring leases with a weighted average annual base rental rate and FFO annual net effective rate of $16.13 and $10.15 per square foot, respectively, a 27% and 43% increase, respectively, with each of these average rental rates, including free rent and scheduled rent increases that would be taken into account under generally accepted accounting principles.

HISTORICAL RECURRING OFFICE AND RETAIL PROPERTY
CAPITAL EXPENDITURES, TENANT IMPROVEMENT AND LEASING COSTS

     The following table sets forth annual and per square foot recurring capital expenditures (excluding those expenditures which are recoverable from tenants) and tenant improvement and leasing costs for the period from May 4, 1994 (inception of operations) to December 31, 1994, and for the years ended December 31, 1995 and 1996, attributable to leases that commenced (i.e., the renewal or replacement tenant began to pay rent) for the Office and Retail Properties consolidated in the Company's financial statements during each of the periods presented. Tenant improvement and leasing costs for commenced leases during a particular period do not equal the cash paid for tenant improvement and leasing costs during such period, due to the timing of payments.


                                                    1994     1995      1996
                                                    ----     ----      ----
CAPITAL EXPENDITURES:
  Capital Expenditures (in thousands).........    $ 147     $  941    $1,383
  Per square foot.............................      .04        .14       .15
TENANT IMPROVEMENT AND LEASING COSTS:(1)
  Replacement Tenant Square Feet..............       --    159,877   413,410
  Renewal Tenant Square Feet..................   80,118    177,437   355,076
  Tenant Improvement Costs (in thousands).....    $ 521     $1,901    $6,336
  Per square foot leased......................     6.50       5.64      8.25
  Tenant Leasing Costs (in thousands).........       55      1,039     3,208
  Per square foot leased......................      .69       3.08      4.17
    Total per square foot.....................     7.19       8.72     12.42
    Total per square foot per year............     2.17       1.33      2.33
    Average lease term........................ 3.3 years  6.6 years 5.3 years

-----------------

(1) Excludes leasing activity for leases that have less than a one-year term (i.e., storage and temporary space).

     Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made in the Company's Property portfolio. The Company maintains an active preventive maintenance program in order to minimize required capital improvements. In addition, capital improvement costs are recoverable from tenants in many instances.

     Tenant improvement and leasing costs also may fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease (renewal or replacement tenant), the involvement of external leasing agents and overall competitive market conditions. Management believes that future recurring tenant improvements and leasing costs for the Company's existing Office Portfolio will approximate on average for "renewal tenants" $6.00 to $8.00 per square foot or, $1.20 to $1.60 per square foot per year based on an average five year lease term, and for "replacement tenants" $12.00 to $14.00 per square foot, or $2.40 to $2.80 per square foot per year based on an average five year lease term.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants .................................   29

Consolidated Balance Sheets of Crescent Real Estate Equities Company
(successor to Crescent Real Estate Equities, Inc.) at December 31,
1996 and 1995 ............................................................   30

Consolidated Statements of Operations of Crescent Real Estate
Equities Company (successor to Crescent Real Estate Equities, Inc.
and the Rainwater Property Group) for the years ended December 31,
1996 and 1995, and for the period from May 5, 1994 to December 31,
1994 and Combined Statement of Operations of the Rainwater Property
Group for the period from January 1, 1994 to May 4, 1994 .................   31

Consolidated Statements of Shareholders' Equity of Crescent Real
Estate Equities Company (successor to Crescent Real Estate Equities,
Inc. and the Rainwater Property Group) for the years ended December
31, 1996 and 1995, and for the period from May 5, 1994 to December
31, 1994 and Combined Statement of Partners' Deficit of the Rainwater
Property Group for the period from January 1, 1994 to May 4, 1994 ........   32

Consolidated Statements of Cash Flows of Crescent Real Estate
Equities Company (successor to Crescent Real Estate Equities, Inc.
and the Rainwater Property Group) for the years ended December 31,
1996 and 1995, and for the period from May 5, 1994 to December 31,
1994 and Combined Statement of Cash Flows of the Rainwater Property
Group for the period from January 1, 1994 to May 4, 1994 .................   33

Notes to Financial Statements ............................................   34

Schedule III Consolidated Real Estate Investments and Accumulated
Depreciation .............................................................   50

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of Crescent Real Estate Equities Company:

We have audited the accompanying consolidated balance sheets of Crescent Real Estate Equities Company as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995, and for the period from May 5, 1994 to December 31, 1994, and the combined statements of operations, partners' deficit, and cash flows of the Rainwater Property Group (see Note 1) for the period from January 1, 1994 to May 4, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crescent Real Estate Equities Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, and for the period from May 5, 1994 to December 31, 1994, and the results of operations and cash flows of the Rainwater Property Group for the period from January 1, 1994 to May 4, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP

Dallas, Texas,
January 17, 1997

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                (Notes 1 and 2)




                                                                          December 31,
                                                                  ----------------------------

                                                                      1996            1995
                                                                  ------------    ------------
ASSETS:
     Investments in Real Estate:
        Land                                                      $    146,036    $     57,566
        Building and improvements                                    1,561,639         932,340
        Furniture, fixtures and equipment                               24,951          16,800
        Less -  Accumulated depreciation                              (208,808)       (172,267)
                                                                  ------------    ------------
              Net Investment in Real Estate                          1,523,818         834,439

     Cash and cash equivalents                                          25,592          16,931
     Restricted cash and cash equivalents                               36,882          22,187
     Accounts receivable, net of allowance for doubtful
        accounts of $ 904 and $ 715, respectively                       15,329           7,005
     Deferred rent receivable                                           16,217          10,007
     Investments in real estate mortgages and common
        stock of residential development corporations                   37,069          20,090
     Notes receivable                                                   28,890          17,972
     Other assets, net                                                  47,125          35,540
                                                                  ------------    ------------
              Total assets                                        $  1,730,922    $    964,171
                                                                  ============    ============


LIABILITIES:
     Borrowings under Credit Facility                             $     40,000    $     20,000
     Notes payable                                                     627,808         424,528
     Accounts payable, accrued expenses and other liabilities           48,462          31,706
                                                                  ------------    ------------
              Total liabilities                                        716,270         476,234
                                                                  ------------    ------------


MINORITY INTERESTS:
     Operating partnership, 6,640,336 and 5,296,734 units,
        respectively                                                   120,227          71,925
     Investment joint ventures                                          29,265           9,481
                                                                  ------------    ------------
              Total minority interests                                 149,492          81,406
                                                                  ------------    ------------


SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, authorized 250,000,000
        shares, 36,146,380 and 23,523,547 shares issued and
        outstanding at December 31, 1996 and 1995, respectively            361             236
     Additional paid-in capital                                        905,724         423,530
     Deferred compensation on restricted shares                           (364)           (455)
     Retained deficit                                                  (40,561)        (16,780)
                                                                  ------------    ------------
              Total shareholders' equity                               865,160         406,531
                                                                  ------------    ------------
              Total liabilities and shareholders' equity          $  1,730,922    $    964,171
                                                                  ============    ============



                The accompanying notes are an integral part of
                          these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND

                            RAINWATER PROPERTY GROUP
                       COMBINED STATEMENT OF OPERATIONS
                 (dollars in thousands, except per share data)
                                (Notes 1 and 2)



                                                                                                                      Rainwater
                                                             Crescent Real Estate Equities Company                 Property Group
                                                   -----------------------------------------------------------  -------------------
                                                                                           For the period from  For the period from
                                                  For the year ended   For the year ended     May 5, 1994 to    January 1, 1994 to
                                                  December 31, 1996    December 31, 1995    December 31, 1994      May 4, 1994
                                                  -----------------    -----------------    -----------------      -----------
REVENUES:
   Rental property                                  $    202,003         $    123,489         $     49,075         $     18,550
   Interest and other income                               6,858                6,471                1,268                   42
   Lot sales                                                --                   --                   --                  2,593
                                                    ------------         ------------         ------------         ------------
      Total revenues                                     208,861              129,960               50,343               21,185
                                                    ------------         ------------         ------------         ------------

EXPENSES:
   Real estate taxes                                      20,606               12,494                5,426                2,270
   Repairs and maintenance                                12,292                7,787                2,651                1,279
   Other rental property operating                        40,915               25,668               10,916                5,147
   Corporate general and administrative                    4,674                3,812                1,815                 --
   Interest expense                                       42,926               18,781                3,493                4,867
   Amortization of deferred financing costs                2,812                2,500                  923                 --
   Depreciation and amortization                          40,535               28,060               14,255                7,793
   Cost of lot sales                                        --                   --                   --                    867
   Residential development operating                        --                   --                   --                    561
                                                    ------------         ------------         ------------         ------------

      Total expenses                                     164,760               99,102               39,479               22,784
                                                    ------------         ------------         ------------         ------------

      Operating income (loss)                             44,101               30,858               10,864               (1,599)

OTHER INCOME (EXPENSE):
   Reorganization costs                                     --                   --                 (1,900)                --
   Equity in net income of residential
    development corporations                               3,850                5,500                3,631                 --
                                                    ------------         ------------         ------------         ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS
   AND EXTRAORDINARY ITEMS                                47,951               36,358               12,595               (1,599)

   Minority interests                                     (9,510)              (8,963)              (3,618)                --
                                                    ------------         ------------         ------------         ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                  38,441               27,395                8,977               (1,599)
   Extraordinary items                                    (1,306)                --                   (677)                --
                                                    ------------         ------------         ------------         ------------

NET INCOME (LOSS)                                   $     37,135         $     27,395         $      8,300         $     (1,599)
                                                    ============         ============         ============         ============

PER SHARE DATA:
   Income before extraordinary items                $       1.44         $       1.31         $       0.56
   Extraordinary items                                     (0.05)                --                  (0.04)
                                                    ------------         ------------         ------------

   Net income                                       $       1.39         $       1.31         $       0.52
                                                    ============         ============         ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                        26,641,130           20,871,251           16,024,570
                                                    ============         ============         ============



                The accompanying notes are an integral part of
                          these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                            CONSOLIDATED STATEMENTS
                          OF SHAREHOLDERS' EQUITY AND

                           RAINWATER PROPERTY GROUP
                    COMBINED STATEMENT OF PARTNERS' DEFICIT

                            (dollars in thousands)
                              (Notes 1, 2 and 10)


                                                                                                          Deferred
                                                       Common Stock         Additional    Compensation    Retained
                                                  -----------------------     Paid-in    on Restricted    Earnings
                                                    Shares     Par Value      Capital        Shares       (Deficit)       Total
                                                  ----------   ----------   ----------    ------------    ----------    ----------
PARTNERS' EQUITY, December 31, 1993                     --     $     --     $     --      $       --      $    2,941    $    2,941

    Contributions                                       --           --           --              --           5,660         5,660

    Distributions                                       --           --           --              --         (16,675)      (16,675)

    Net Loss                                            --           --           --              --          (1,599)       (1,599)

                                                  ----------   ----------   ----------    ------------    ----------    ----------

PARTNERS' DEFICIT, May 4, 1994                          --           --           --              --          (9,673)       (9,673)

    Predecessor Partners' Deficit                       --           --         (9,673)           --           9,673          --

    Initial Public Offering                       16,047,392          161      249,153            --            --         249,314

    Dividends Paid                                      --           --           --              --         (12,679)      (12,679)

    Net Income                                          --           --           --              --           8,300         8,300

                                                  ----------   ----------   ----------    ------------    ----------    ----------

SHAREHOLDERS' EQUITY, December 31, 1994           16,047,392          161      239,480            --          (4,379)      235,262

    Common Stock Offering                          5,175,000           51      136,322            --            --         136,373

    Issuance of Restricted Shares                     15,105            1          454            (455)         --            --

    Issuance of Stock in Exchange for Operating
       Partnership Units                           2,286,050           23       47,274            --            --          47,297

    Dividends Paid                                      --           --           --              --         (39,796)      (39,796)

    Net Income                                          --           --           --              --          27,395        27,395

                                                  ----------   ----------   ----------    ------------    ----------    ----------

SHAREHOLDERS' EQUITY, December 31, 1995           23,523,547          236      423,530            (455)      (16,780)      406,531

    Common Stock Offering                         11,950,000          119      456,214            --            --         456,333

    Issuance of Common Stock                         599,794            6       25,014            --            --          25,020

    Issuance of Stock in Exchange for Operating
       Partnership Units                              53,789         --            856            --            --             856

    Exercise of Common Stock Options                  19,250         --            110            --            --             110

    Amortization of Deferred Compensation               --           --           --                91          --              91

    Dividends Paid                                      --           --           --              --         (60,916)      (60,916)

    Net Income                                          --           --           --              --          37,135        37,135

                                                  ----------   ----------   ----------    ------------    ----------    ----------

SHAREHOLDERS' EQUITY, December 31, 1996           36,146,380   $      361   $  905,724    $       (364)   $  (40,561)   $  865,160
                                                  ==========   ==========   ==========    ============    ==========    ==========



                The accompanying notes are an integral part of
                          these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS AND
           RAINWATER PROPERTY GROUP COMBINED STATEMENT OF CASH FLOWS
                            (dollars in thousands)
                                (Notes 1 and 2)

                                                                                                                        Rainwater
                                                                      Crescent Real Estate Equities Company          Property Group
                                                              ------------------------------------------------------ --------------
                                                                                                       For the           For the
                                                                                     For the         period from       period from
                                                              For the year ended    year ended      May 5, 1994 to   January 1, 1994
                                                              December 31, 1996  December 31, 1995 December 31, 1994  to May 4, 1994
                                                              -----------------  ----------------- ----------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $  37,135        $  27,395        $   8,300        $  (1,599)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
      Depreciation and amortization                                    43,347           30,560           15,178            7,793
      Reorganization costs                                               --               --              1,900             --
      Minority interest                                                 9,510            8,963            3,618             --
      Extraordinary items                                               1,306             --                677             --
      Non-cash compensation                                               111             --               --               --
      Equity in earnings in excess of distributions
        received from residential development
        corporations                                                     (322)            --               --               --
      (Increase) decrease in accounts receivable                       (8,324)          (5,043)            (608)             534
      Increase in deferred rent receivable                             (6,210)            (875)            --               --
      Increase in other assets                                           (388)          (7,737)          (1,769)          (2,520)
      Increase in lots held for development and sale                     --               --               --             (1,670)
      Increase in restricted cash and cash equivalents                (15,537)          (4,700)         (12,074)            --
      Increase (decrease) in accounts payable,
        accrued expenses and other liabilities                         16,756           16,448            6,420             (293)
      Increase in accrued interest payable -- affiliate                  --               --               --                210
                                                                    ---------        ---------        ---------        ---------
          Net cash provided by operating activities                    77,384           65,011           21,642            2,455
                                                                    ---------        ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of investment properties                           (460,113)        (420,284)        (192,200)            --
      Capital expenditures - rental properties                         (2,380)          (1,148)          (2,100)          (1,354)
      Tenant improvement and leasing costs
        - rental properties                                           (20,052)         (13,911)            --               --
      Decrease (increase) in restricted cash and cash equivalents         842           (5,413)            --               --
      Purchase of non-continuing partner's interest                      --               --            (14,000)          (1,025)
      Payments to continuing partners in connection with
        formation transactions                                           --               --             (7,496)            --
      Decrease in cash and cash equivalents resulting from
        non-controlling interest held in residential development
        corporations after formation transactions                        --               --               (744)            --
      Investment in residential development corporations              (16,657)          (8,654)            --               --
      Investment in unconsolidated companies                           (3,900)            --               --               --
      Escrow deposits - acquisition of investment properties              140           40,836          (41,186)            --
      Increase in notes receivable                                    (10,918)         (12,832)          (2,940)            --

                                                                    ---------        ---------        ---------        ---------
          Net cash used in investing activities                      (513,038)        (421,406)        (260,666)          (2,379)
                                                                    ---------        ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt financing costs                                             (7,081)          (8,342)          (4,227)            --
      Borrowings under Credit Facility                                191,500          217,450          194,642             --
      Payments under Credit Facility                                 (171,500)        (392,092)            --               --
      Debt proceeds                                                   152,755          411,862             --              3,411
      Debt payments                                                   (92,254)             (66)        (266,334)         (15,137)
      Capital contributions - Joint Venture                               750              125             --              5,660
      Capital distributions - Joint Venture                           (14,505)            --               --               --
      Capital distributions                                              --               --               --            (16,675)
      Net proceeds from offerings                                     456,333          166,926          359,133             --
      Proceeds from exercise of stock options                             110             --               --               --
      Reorganization costs                                               --               --             (1,900)            --
      Issuance of partnership units                                     1,574             --               --               --
      Dividends and unitholder distributions                          (73,367)         (52,784)         (17,792)            --
      Decrease in due from affiliates                                    --               --              3,439              815
      (Decrease) increase in due to affiliates                           --               --             (1,353)             616
                                                                    ---------        ---------        ---------        ---------
          Net cash provided by (used in) financing activities         444,315          343,079          265,608          (21,310)
                                                                    ---------        ---------        ---------        ---------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                      8,661          (13,316)          26,584          (21,234)
CASH AND CASH EQUIVALENTS,
      Beginning of period                                              16,931           30,247            3,663           24,897
                                                                    ---------        ---------        ---------        ---------
CASH AND CASH EQUIVALENTS,
      End of period                                                 $  25,592        $  16,931        $  30,247        $   3,663
                                                                    =========        =========        =========        =========



   The accompanying notes are an integral part of these financial statements

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                          AND RAINWATER PROPERTY GROUP
                         NOTES TO FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)

1. ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

     Crescent Real Estate Equities Company ("Crescent Equities", together with its subsidiaries, the "Company") is a fully integrated real estate company operating as a real estate investment trust for federal income tax purposes (a "REIT"). The Company provides management, leasing, and development services with respect to certain of its properties. Crescent Equities is a Texas real estate investment trust which became the successor to Crescent Real Estate Equities, Inc., a Maryland corporation (the "Predecessor Corporation"), on December 31, 1996, through the merger (the "Merger") of the Predecessor Corporation and CRE Limited Partner, Inc., a Delaware corporation, into Crescent Equities. The Merger was structured to preserve the existing business, purpose, tax status, management, capitalization and assets, liabilities and net worth (other than due to the costs of the transaction) of the Predecessor Corporation, and the economic interests and voting rights of the stockholders of the Predecessor Corporation (who became the shareholders of Crescent Equities as a result of the Merger). The direct and indirect subsidiaries of Crescent Equities include Crescent Real Estate Equities Limited Partnership (the "Operating Partnership"); Crescent Real Estate Equities, Ltd. (the "General Partner"), which is the sole general partner of the Operating Partnership; six limited partnerships in which the Operating Partnership owns substantially all of the economic interests directly or indirectly, with the remaining interests owned indirectly by the Company through six separate corporations, each of which is a wholly owned subsidiary of the General Partner and a general partner of one of the six limited partnerships. The term "Company" includes, unless the context otherwise requires, Crescent Equities, the Predecessor Corporation, the Operating Partnership, and the other subsidiaries of the Company.

     As of December 31, 1996, the Company directly or indirectly owned a portfolio of real estate assets (the "Properties") located primarily in 16 metropolitan submarkets in Texas and Colorado. The Properties include 53 office properties (the "Office Properties") with an aggregate of approximately 16.3 million net rentable square feet, four full-service hotels with a total of 1,471 rooms and two destination health and fitness resorts (the "Hotel Properties"), six retail properties (the "Retail Properties") with an aggregate of approximately .6 million net rentable square feet and real estate mortgages and non-voting common stock in three residential development corporations (the "Residential Development Corporations") that own all or a portion of six single-family residential land developments and three condominium/townhome developments. In addition, the Company owns one mortgage note secured by a Class A office property.

     The Company conducts all of its business directly through the Operating Partnership and its other subsidiaries.

     The following table sets forth, by subsidiary, the Properties owned by such subsidiary:

Operating Partnership:        Bank One Tower,  Canyon  Ranch-Tucson,  Chancellor
                              Park, Central Park Plaza, Denver Marriott City
                              Center, Frost Bank Plaza, Greenway I and IA, MCI
                              Tower, Sonoma Mission Inn & Spa, Spectrum
                              Center(1), Three Westlake Park(2), The Woodlands
                              Office Properties(3), The Woodlands Retail
                              Properties(3), 160 Spear Street, 1615 Poydras, 301
                              Congress Avenue(4), 3333 Lee Parkway, and 6225
                              North 24th Street

Crescent Real Estate          The Aberdeen, The Avallon, Caltex House, The
Funding I, L.P.:              Citadel, Continental Plaza, The Crescent Atrium,
("Funding I")                 The Crescent Office Towers, Regency Plaza One,
                              and Waterside Commons

Crescent Real Estate          Albuquerque Plaza, Barton Oaks Plaza One,
Funding II, L.P.:             Briargate Office and Research Center, Hyatt
("Funding II")                Regency Albuquerque, Hyatt Regency Beaver Creek,
                              Las Colinas Plaza, Liberty Plaza I & II,
                              MacArthur Center I & II, Ptarmigan Place,
                              Stanford Corporate Centre, Two Renaissance
                              Square, and 12404 Park Central

Crescent Real Estate          Greenway Plaza Portfolio(5)
Funding III, IV, and V L.P.:
("Funding III, IV and V"):

Crescent Real Estate          Canyon Ranch-Lenox
Funding VI, L.P.:
("Funding VI")

---------
(1) The Operating Partnership owns the principal economic interest in Spectrum Center through an interest in the partnership which owns both a mortgage note secured by the building and the ground lessor's interest in the land underlying the building.
(2) The Operating Partnership owns the principal economic interest in Three Westlake Park through its ownership of a mortgage note secured by the building.
(3) The Operating Partnership owns a 75% limited partner interest in the partnerships that own The Woodlands Office and Retail Properties.
(4) The Operating Partnership owns a 49% limited partner interest and Crescent/301 L.L.C., a wholly owned subsidiary of the General Partner and the Operating Partnership, owns a 1% general partner interest in 301 Congress Avenue, L.P., the partnership that owns 301 Congress Avenue.
(5) Funding III owns the Greenway Plaza Portfolio, except for the central heated and chilled water plant building and Coastal Tower Office property, both located within Greenway Plaza, which are owned by Funding IV and Funding V, respectively (see Note 13).

BASIS OF PRESENTATION

     The accompanying consolidated financial statements of the Company include all direct and indirect subsidiary entities. The equity interests in those direct and indirect subsidiaries not owned by the Company are reflected as minority interests. All significant intercompany balances and transactions have been eliminated.

     The accompanying combined statements of operations, partners' deficit, and cash flows of the Rainwater Property Group ("RPG") consist of the accounts of prior entity partnerships and owner which had ownership interest in the properties of The Crescent Office Towers, The Crescent Atrium, Continental Plaza, MacArthur Center I & II, Mira Vista, Falcon Point, Spring Lakes, The Citadel and Las Colinas Plaza (collectively, the "RPG Properties").

     The business combination, in 1994, was structured as an exchange of properties or partnership interests by RPG for limited partnership interests in the Operating Partnership or shares of stock in the Company. Therefore, the combination was accounted for as a reorganization of entities under common control (except for investments in real estate mortgages and common stock of Residential Development Corporations, which were accounted for under the equity method of accounting) and, accordingly, all assets and liabilities of the predecessor partnerships were recorded at predecessor historical cost in a manner similar to that in pooling of interests accounting. Purchase accounting was applied to those properties for which monetary consideration was given to acquire certain partnership interests previously held by partners who did not participate in the reorganization, in which case the value of the property reflects the amount of the consideration paid in addition to predecessor historical cost.

     The accompanying combined statements of operations, partners' deficit, and cash flows of RPG have been presented on a combined historical cost basis because of the affiliated ownership and management, and because the assets and liabilities were subject to a business combination with the Operating Partnership, both newly formed entities with no prior operations. All significant intercompany balances and transactions have been eliminated.

     Certain amounts in prior year financial statements have been reclassified to conform with current year presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INVESTMENTS IN REAL ESTATE

     Properties are recorded at the lower of depreciable cost or net realizable value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

      Buildings and Improvements                   5 to 49 years
      Tenant Improvements                          Terms of leases
      Furniture, Fixtures and Equipment            3 to 10 years

     Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations are capitalized.

CONCENTRATION OF REAL ESTATE INVESTMENTS

     The majority of the Company's office and retail properties are in the Houston, Texas and Dallas/Fort Worth, Texas metropolitan areas. As of December 31, 1996, these office and retail properties together represented approximately 35% and 33%, respectively, of the Company's total net rentable square feet and accounted for approximately 27% and 34%, respectively, of the Company's total pro forma rental revenues for 1996 (see Note 13). As a result of the geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

RESTRICTED CASH AND CASH EQUIVALENTS

     Restricted cash includes escrows established pursuant to certain mortgage financing arrangements for real estate taxes, insurance, security deposits, ground lease expenditures, capital expenditures, and monthly interest carrying costs paid in arrears.

OTHER ASSETS

     Other assets consist principally of leasing costs and deferred financing costs. Leasing costs are amortized on a straight-line basis over the terms of the respective leases and unamortized lease costs are written off upon early termination of lease agreements. Deferred financing costs are amortized on a straight-line basis over the term of the respective loans.

DEFERRED COMPENSATION ON RESTRICTED SHARES

     Deferred compensation on restricted shares relates to the issuance of restricted shares to employees of the Company which are being amortized to expense over the vesting period of the respective shares issued.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, and short-term investments are reasonable estimates of their fair values because of the short maturities of these instruments. The fair value of notes receivable, which approximates carrying value, is estimated based on year-end interest rates for receivables of comparable maturity. Notes payable and borrowings under Credit Facility have aggregate carrying values which approximate their estimated fair values based upon the current interest rates for debt with similar terms and remaining maturities, without considering the adequacy of the underlying collateral. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1996 and 1995.

     During 1996 and 1995, the Company did not invest in any asset backed or off balance sheet derivative financial instruments as defined pursuant to Statement of Financial Accounting Standards No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments".

REVENUE RECOGNITION

Office/Retail

     The Company, as a lessor, has retained substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases. Income on leases which include scheduled increases in rental rates over the lease term and/or abated rent payments for various periods following the tenant's lease commencement date is recognized on a straight-line basis. Deferred rent receivable represents the excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions.

Residential Lots

     Prior to the business combination of the Company, revenue from residential lot sales was recognized at the time of the closing of a sale, when title to or possession of the property transferred to the buyer. In 1995, the Company adopted the accounting prescribed in EITF 95-6, "Accounting by Real Estate Investment Trust for an Investment in Service Corporation" and utilized the equity method with regard to the Company's investment in the Residential Development Corporations. The effect of this change on the period from May 5, 1994 to December 31, 1994, was not material and such amounts have been reclassified to conform to the current presentation.

Hotels

     The Company cannot, consistent with its status as a REIT for federal income tax purposes, operate the Hotel Properties directly. It has leased these hotel properties to independent companies affiliated with the Company (see Note
6). The leases provide for the payment by the lessee of the Hotel Property of
(i) base rent, with periodic rent increases, (ii) percentage rent based on a percentage of gross room revenues above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount. Base rental income under these leases is recognized on a straight-line basis over the terms of the respective leases.


INCOME TAXES

     Prior to May 5, 1994, all of the RPG Properties were owned by partnerships and joint ventures whose partners were required to include their respective share of profits and losses in their individual tax returns.

     The ongoing operations of the Properties generally will not be subject to Federal income taxes as long as the Company maintains its REIT status. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes such taxable income to its shareholders and complies with certain requirements (including distribution of at least 95% of its taxable income). As a REIT, the Company is allowed to reduce taxable income by all or a portion of its distributions to shareholders. As distributions have exceeded taxable income, no federal income tax provision (benefit) has been reflected in the accompanying consolidated financial statements. State income taxes are not significant.

EARNINGS PER SHARE

     Earnings per share have been computed using the weighted average number of common shares outstanding. The dilutive effect of options outstanding under the Company's Stock Incentive Plan is not material.

STATEMENTS OF CASH FLOWS

     For purposes of the statements of cash flows, all highly liquid investments purchased with an original maturity of 90 days or less are included in cash and cash equivalents.

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                             1996       1995       1994
                                                           --------   --------   --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                              $ 42,488   $ 18,224   $  7,100 (1)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Mortgage notes assumed in property acquisitions            $142,799   $ 12,732   $     --
Minority interest -  joint venture capital                   31,985      8,994         --
Conversion of operating partnership units to common
  stock with resulting reduction in minority interest
   and increase in additional paid-in capital                   856     47,297         --
  Issuance of operating partnership units in conjunction
     with property acquisitions                              52,236       --           --
Issuance of common stock in conjunction with
  property acquisition                                       25,000       --           --
Issuance of restricted shares                                  --          455         --

(1) Represents for the period January 1, 1994 to May 4, 1994 and May 5, 1994 to December 31, 1994, $4,657 and $2,443, respectively.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. An impairment loss is recognized, on a property by property basis, when expected undiscounted cash flows are less than the carrying value of the asset. In cases where the Company does not expect to recover its carrying costs, the Company reduces its carrying costs to fair value. No such reductions have occurred to date.

     In January 1996, the Company adopted SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation," which requires disclosures based on the fair values of share options at the date of grant. There was no cumulative effect nor any impact on the Company's financial position as a result of the adoption. The Company will continue to measure compensation costs associated with the issue of share options using the guidance provided by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"). Under APB No. 25, compensation costs related to share options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the shares at the measurement date (originally the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services. All share options issued to date by the Company have exercise prices equal to the market price of the shares at the dates of grant (See Note 8).

3. OTHER ASSETS:

     Other assets consist of the following:

                                                            December 31,
                                                      -------------------------
                                                        1996             1995
                                                      --------         --------
Leasing costs ................................        $ 39,483         $ 30,858
Deferred financing costs .....................          13,956           12,569
Other ........................................          15,078           10,824
                                                      --------         --------
                                                        68,517           54,251
Less - Accumulated amortization ..............         (21,392)         (18,711)
                                                      --------         --------
                                                      $ 47,125         $ 35,540
                                                      ========         ========

4.  NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:

Following is a summary of the Company's debt financing:

                                                                              December 31,
                                                                          -------------------
                                                                            1996       1995
                                                                          --------   --------
Note payable to LaSalle National Bank, as Trustee for Commercial
Mortgage Pass - Through Certificates, Series 1995-MD IV ("LaSalle
Note I") bears interest at 7.83% with an initial seven-year
interest-only period (through August 2002), followed by
principal amortization based on a 25-year amortization schedule through maturity in August 2027 (1), secured by the Funding I
properties with a combined book value of $311,339 .....................   $239,000   $239,000

Note payable to LaSalle National Bank, as Trustee for Commercial
Mortgage Pass - Through Certificates, Series 1996-MD V ("LaSalle
Note II") bears interest at 7.79% with an initial seven-year interest-only period (through March 2003), followed by
principal amortization based on a 25-year amortization schedule through maturity in March 2028(2), secured by the Funding II
properties with a combined book value of $296,600 .....................    161,000     67,362

Note payable to LaSalle National Bank, Trustee of the Commercial
Mortgage Pass - Through Certificates, Series 1994-MD II ("LaSalle
Note III") due July 1999, bears interest at 30-day LIBOR plus a weighted average of 2.135% (at December 31, 1996 the rate was 7.51%
subject to a rate cap of 10%) with a five-year interest-only term, secured by the Funding III, IV and V properties with a book
value of $213,243 .....................................................    115,000       --

Note payable to Connecticut General Life Insurance Company ("CIGNA")
due December 2002, bears interest at 7.47% with a seven-year interest-only term, secured by the MCI Tower and Denver Marriott City
Center properties with a combined book value of $102,990 ..............     63,500     51,500

Note payable to Northwestern Mutual Life Insurance Company due
January 2004, bears interest at 7.66% with a seven-year
interest-only term, secured by the 301 Congress Avenue property with
a book value of $44,501 ...............................................     26,000       --

Note payable to Metropolitan Life Insurance Company due September
2001, bears interest at 8.875% with monthly principal and interest payments, secured by five of The Woodlands Office Properties with a
combined book value of $16,058 ........................................     12,411     12,666

                                                                              December 31,
                                                                          -------------------
                                                                            1996       1995
                                                                          --------   --------
Note payable to Nomura Asset Capital Corporation ("Nomura Funding VI
Note") bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through July
2020(3), secured by the Fund VI property with a book value of $29,332 .   $  8,780   $   --

Short-term note payable to The First National Bank of Boston ("FNBB")
due March 1996, bears interest at 7.9%, secured by six Operating
Partnership properties ................................................       --       54,000

Short-term construction loan payable to Texas Commerce Bank due
September 1997, bears interest at LIBOR plus 1.7% (at
December 31, 1996 the rate was 7.39%) secured by land and
improvements that relate to the construction of The Avallon - Phase
II (Building 5) .......................................................      2,117       --
                                                                          --------   --------

Total Notes Payable ...................................................   $627,808   $424,528
                                                                          ========   ========

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

(3) In July 1998, the Company may defease the loan by purchasing treasuries to pay out the obligation without penalty. In July 2010, the loan's interest rate will change to a 10 year treasury yield plus 500 basis points or if elected, the loan can be prepaid without defeasance.

     In June 1996, the Company executed a new $150,000 credit facility (the "Credit Facility") led by FNBB, which was increased to $175,000 in August 1996, to enhance the Company's financial flexibility in making new real estate investments. The Credit Facility initially had a term that expired in March 1997, with advances under the Credit Facility bearing interest at the Eurodollar rate plus 240 basis points for advances of $2,000 or more, or at the lender's prime rate plus 50 basis points for advances of less than $2,000. In October 1996, the Company completed a public offering of its common stock and, as a result, the Credit Facility became unsecured, the annual interest rate was reduced to the Eurodollar rate plus 185 basis points or, as applicable, the lender's prime rate, and the term was extended until March 1999. As of December 31, 1996, the interest rate was 7.41% and the outstanding balance was $40,000 with availability of $135,000. The Credit Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including loan-to-value, fixed charge and debt service coverage ratios, limitations on additional indebtedness and shareholder's distributions, and a minimum net worth requirement. As of December 31, 1996, the Company was in compliance with all covenants, except for one financial covenant for which the Company had obtained a bank waiver.

     Combined aggregate principal maturities of notes payable and borrowings under the Credit Facility are as follows:

                  Year
                  ----
                  1997 ............................  $    2,515
                  1998 ............................         435
                  1999 ............................     155,477
                  2000 ............................         523
                  2001 ............................      11,170
               Thereafter .........................     497,688
                                                     ----------
                                                     $  667,808
                                                     ==========

5. RENTALS UNDER OPERATING LEASES:

     The Company receives rental income from the leasing of office, retail and hotel property space under operating leases. Future minimum rentals (base rents) under noncancelable operating leases over the next five years (excluding tenant reimbursements of operating expenses) as of December 31, 1996, are as follows:


                                             Leases          Combined Office,
                                              With           Retail and Hotel
                                           Affiliates         Building Space
                                         --------------    --------------------
          1997 ......................    $       24,879    $            227,195
          1998 ......................            25,530                 209,590
          1999 ......................            25,174                 189,068
          2000 ......................            25,380                 173,015
          2001 ......................            24,777                 152,007
          Thereafter ................           105,866                 589,445
                                         --------------    --------------------
                                         $      231,606    $          1,540,320
                                         ==============    ====================


     Generally, the office and retail leases also require that tenants reimburse the Company for increases in operating expenses above operating expenses during the base year of the tenants lease. These amounts totaled $16,719, $8,267, and $3,952 for the years ended December 31, 1996, 1995 and
1994, respectively. These increases are generally payable in equal installments throughout the year, based on estimated increases, with any differences being adjusted at year end based upon actual expenses.

     The Company recognized percentage lease revenue from the Hotel Properties of approximately $4,493, $1,797 and $0 for the years ended December 31, 1996, 1995, and 1994, respectively.

6. RELATED PARTY TRANSACTIONS:

     Certain of the RPG Properties were managed by affiliates of certain partners of RPG prior to the business combination. Management, security, leasing and other fees earned by these affiliates in connection with the management of these properties were $864 for the period from January 1, 1994 to May 4, 1994. In addition, the RPG Properties reimbursed affiliates for various operating expenses paid to third parties on its behalf. No related party fees have been paid subsequent to May 4, 1994.

     The Company has leased the Hotel Properties to independent companies (collectively, the "Hotel Lessees") pursuant to six separate leases, each for a term of approximately 10 years. These independent companies are owned 4.5% by each of John C. Goff and Gerald W. Haddock, each of whom is an officer and director of the Company, and 91% by the Hotel Lessees' asset manager. Under the leases, the Hotel Lessees have assumed the rights and obligations of the property owner under the respective management agreement with the hotel operators, as well as the obligation to pay all property taxes and other charges against the property. As part of the lease agreements for five of the Hotel Properties, the Company has agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under the applicable management agreements. The only exception is Canyon Ranch-Tucson, in which the hotel lessee owns all furniture, fixtures, and equipment associated with the property and will fund all related capital expenditures.

7. COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

     The Company has twelve properties located on land that is subject to long-term ground leases which expire between 2001 and 2057. Ground lease expense during each of the three years ended December 31, 1996, 1995 and 1994 was $681, $442, and $83, respectively. Future minimum lease payments due under such ground leases as of December 31, 1996, are as follows:



                                                 Ground Leases
                                                ---------------
                  1997                          $         1,259
                  1998                                    1,212
                  1999                                    1,215
                  2000                                    1,228
                  2001                                    1,244
                  Thereafter                             79,456
                                                ---------------
                                                $        85,614
                                                ===============

CONTINGENCIES

     The Company currently is not subject to any material legal proceedings or claims nor, to management's knowledge, are any material legal proceedings or claims currently threatened.


ENVIRONMENTAL MATTERS

     All of the Properties have been subjected to Phase I environmental audits. Such audits have not revealed, nor is management aware of, any environmental liability that management believes would have a material adverse impact on the financial position or results of operations.


8. STOCK AND UNIT BASED COMPENSATION PLANS:

STOCK OPTION PLANS

     The Company has two stock incentive plans, the 1995 Stock Incentive Plan ( the "1995 Plan") and the 1994 Stock Incentive Plan (the "1994 Plan"). In June 1996, the shareholders amended the 1995 Plan, which increased the maximum number of options and/or restricted stock that the Company may grant to 1,425,000 shares. The maximum aggregate number of shares of the 1995 Plan shall increase automatically on January 1 of each year by an amount equal to 8.5% of the increase in the number of shares of Common Stock and Units outstanding since January 1 of the preceding year, subject to certain adjustment provisions. As of January 1, 1997, the number of shares the Company may grant under the 1995 Plan is 2,612,062. Under the 1995 Plan, the Company has granted options and restricted shares of 1,191,100 and 15,105, respectively, through December 31, 1996. Due to the approval of the 1995 Plan, additional options and restricted stock will no longer be granted under the 1994 Plan. Under the 1994 Plan, the Company had issued 1,264,500 options and no restricted stock. Under both Plans, options are granted at a price no less than the market value of the shares on the date of grant, and expire ten years from the date of grant. The 1995 Plan options vest over five years with the exception of 250,000 options that vest over two years. The 1994 Plan options vest between one and five years.

     A summary of the status of the Company's 1994 and 1995 Plans as of December 31, 1996 and 1995, and changes during the years then ended is presented in the table below:

                              STOCK OPTIONS PLANS

                                                      1996                       1995
                                               ---------------------      ---------------------
                                                             Wtd Avg                    Wtd Avg
                                               Shares       Exercise      Shares       Exercise
                                               (000)          Price       (000)          Price
                                               ------       --------      ------       --------
Outstanding as of January 1,                    1,525        $   26        1,221        $   25
Granted                                           884            37          308            30
Exercised                                         (19)           25         --            --
Forfeited                                         (45)           33           (4)           26
Expired                                          --            --           --            --
                                               ------        ------       ------        ------
Outstanding/Wtd Avg as of  December 31,         2,345        $   30        1,525        $   26
                                               ------        ------       ------        ------
Exercisable/Wtd Avg as of  December 31,         1,129        $   26          815        $   25

UNIT PLANS

     The Operating Partnership has two unit incentive plans, the 1995 Unit Incentive Plan (the "1995 Unit Plan") and the 1996 Unit Incentive Plan (the "1996 Unit Plan"). The 1995 Unit Plan is designed to reward persons who are not trust managers, officers or 10% shareholders of the Company. An aggregate of 50,000 shares of common stock are reserved for issuance upon the exchange of 50,000 units available for issuance to employees and advisors under the 1995 Unit Plan. As of December 31, 1996, an aggregate of 6,397 units had been distributed under the 1995 Unit Plan. The 1995 Unit Plan does not provide for the grant of options. The 1996 Unit Plan provides for the grant of options to acquire up to 2,000,000 units, all of which were granted to the Chief Executive Officer and Vice Chairman of the Board of the Company in July 1996. The unit options were priced at fair market value on the date of grant, vesting over seven years, with a ten year term (if the fair market value of the Common Stock equals or exceeds $50 for each of ten consecutive trading days, an additional 500,000 units shall vest and become exercisable). Under the 1996 Unit Plan, the Units that may be purchased are not exchangeable for shares of Common Stock until the shareholders of the Company approve exchange rights.

     A summary of the status of the Company's 1996 Unit Plan as of December 31, 1996, and changes during the year then ended is presented in the table below:

                        1996 UNIT INCENTIVE OPTION PLAN

                                                    1996
                                             --------------------
                                                         Wtd Avg
                                             Shares      Exercise
                                             (000)        Price
                                             ------       ------
Outstanding as of  January 1,                  --         $ --
Granted                                       2,000           35
Exercised                                      --           --
Forfeited                                      --           --
Expired                                        --           --
                                             ------       ------
Outstanding/Wtd Avg as of December 31,        2,000       $   35
                                             ------       ------
Exercisable/Wtd Avg as of December 31,          500       $   35

STOCK OPTION AND UNIT PLANS

     The Company applies APB No. 25 in accounting for options granted pursuant to the 1995 Plan, 1994 Plan, and 1996 Unit Plan (collectively, the "Plans"). Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following proforma amounts:

                              1996                     1995
                              ----                     ----
                   As reported    Proforma   As reported    Proforma
                   -----------    --------   -----------    --------
Net Income           $ 37,135     $ 33,577     $ 27,395     $ 26,928

Earnings per share   $   1.39     $   1.26     $   1.31     $   1.29

     Because SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost may not be representative of what is to be expected in future years.

     At December 31, 1996 and 1995, the weighted average fair value of options granted was $4.59 and $3.39, respectively. At December 31, 1996, 2,001,000 of the 2,344,000 options outstanding have exercise prices between $25 and $35, with a weighted average exercise price of $28 and a weighted average remaining contractual life of 8.0 years (1,129,000 of these options are exercisable at December 31, 1996). The remaining 343,000 options have an exercise price of $44 and a remaining contractual life of 9.9 years (none of these options are exercisable at December 31, 1996).

     The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: risk free interest rates of 6.8% and 6.7%; expected dividend yields of 6.2% and 6.8%; expected lives of 10 years; expected volatility of 17.0% and 18.6%.

9. MINORITY INTEREST:

     Minority interest represents (i) the limited partnership interests owned by unitholders in the Operating Partnership ("units") and (ii) joint venture interests held by outside interests. Each unit may be exchanged for either one share of common stock or, at the election of the Company, cash equal to the fair market value of the share of common stock at the time of the exchange. When a unitholder exchanges a unit, the Company's investment in the Operating Partnership will be increased. During 1996 and 1995, 53,789 and 2,286,050 units, respectively, were exchanged for shares of common stock of the Company. As of December 31, 1996 and 1995, 6,640,336 and 5,296,734 units, respectively, of the Operating Partnership were outstanding and held by minority interest unitholders.


10. SHAREHOLDERS' EQUITY AND PARTNERS' DEFICIT:

     The cash dividend and unitholder distribution paid during the period from May 5, 1994 to December 31, 1994 was $17,792 or $.79 per share.

     On April 11, 1995, the Company completed a public offering of 5,175,000 shares (including the underwriters' overallotment option) of its common stock at $28.125 per share. Net proceeds from the offering to the Company were approximately $136,400, all of which were used to reduce amounts outstanding under the Credit Facility. In connection with the offering, Richard E. Rainwater, Chairman of the Board, indirectly purchased a partnership interest represented by 1,097,014 partnership units (the "Rainwater Investment") in the Operating Partnership, which were exchangeable for 1,097,014 shares of common stock, subject to the approval of the shareholders of the Company. Net proceeds from the Rainwater Investment were approximately $30,500, all of which were used to reduce amounts outstanding under the Credit Facility. On June 12, 1995, the shareholders approved the exchange of the Rainwater Investment for 1,097,014 shares of common stock. The exchange transaction occurred in July 1995.

     The cash dividend and unitholder distribution paid during the year ended December 31, 1995, was $52,784 or $2.05 per share.

     On October 2, 1996, the Company completed a public offering (the "Offering") of 11,500,000 shares (including the underwriters' overallotment option) of its common stock at $40.375 per share. Net proceeds from the Offering to the Company after underwriting discount of $24,380 and other offering costs of approximately $2,500 were approximately $437,433. The Company used a portion of these net proceeds to repay $16,000 on FNBB short-term note and $151,500 of the Credit Facility. The remaining net proceeds of $269,933 were used to fund subsequent acquisitions. On October 9, 1996, the Company completed an additional offering of 450,000 shares of its common stock to several underwriters who participated in the Offering. The shares of common stock were sold at $42 per share. The gross proceeds of $18,900 from the additional offering were used to fund subsequent acquisitions.

     The cash dividend and unitholder distribution paid during the year ended December 31, 1996, was $73,367 or $2.26 per share.

     On February 4, 1997, the Company paid a cash dividend and unitholder distribution of $26,100 or $.61 per share and equivalent unit, to shareholders and equivalent unitholders of record on January 21, 1997. The dividend represented an annualized dividend of $2.44 per share and equivalent unit.

     Following is the income tax status of dividends paid during the years ended December 31, 1996 and 1995, and the period from May 5, 1994 to December 31, 1994:

                                              1996          1995          1994
                                              ----          ----          ----
Ordinary income                               61.7%           90%          100%
Return on capital                             38.3%           10%            0%


11. REORGANIZATION COSTS:

     In 1994, non-recurring reorganization costs, which represent costs incurred in the formation of the Operating Partnership and in connection with the transfer of the properties by the predecessor partnerships, are comprised of the following:


          Professional fees ...........................         $  955
          Title insurance premiums ....................            920
          Other .......................................             25
                                                                ------
                                                                $1,900
                                                                ======

12. EXTRAORDINARY ITEMS:

     In April 1996, the Company canceled its $150,000 credit facility led by FNBB. At that time the Company had no outstanding borrowings under the credit facility. In connection with the cancellation of the credit facility, the Company recognized an extraordinary loss of $1,306, net of minority interests, resulting from the write-off of unamortized deferred financing costs.

     During the period from May 5, 1994 to December 31, 1994, the Company recognized an extraordinary loss of $677 resulting from the write-off of deferred financing costs on notes payable which were repaid early and the write-off of predecessor partnership organization costs.

13. ACQUISITIONS:

     During 1996, the Company acquired the following properties from unrelated third parties (certain of the properties are owned in fee simple or pursuant to a lessee's interest under a ground lease). The Company funded these acquisitions through cash proceeds from the Offering, debt proceeds from Nomura Asset Capital Corporation and CIGNA Note, borrowings under the Credit Facility, debt assumption, and issuance of units and common stock.

                                                                      COMPANY'S                    ROOMS /         NET
                                   ACQ.                               EFFECTIVE          ACQ.      GUEST         RENTABLE
           PROPERTY                DATE         CITY, STATE          OWNERSHIP%         PRICE      NIGHTS          AREA
           --------                ----         -----------          ----------         -----      ------        --------
3333 Lee Parkway                   1/96          Dallas, TX             100%             $14,500     --          233,484
301 Congress Avenue                4/96          Austin, TX              50               21,635     --          418,338
Central Park Plaza                 6/96          Omaha, NE              100               25,486     --          409,850
Canyon Ranch-Tucson                7/96          Tucson, AZ             100               57,000     240            --
The Woodlands Office Properties    7/96         Houston, TX              75                8,186     --          109,400
Three Westlake Park                8/96         Houston, TX             100               28,980     --          414,251
1615 Poydras                       8/96       New Orleans, LA           100               36,450     --          508,741
Greenway Plaza Office Portfolio    10/96        Houston, TX             100              206,000     --        4,256,885
Chancellor Park                    10/96       San Diego, CA            100               31,058     --          195,733
The Woodlands Retail Properties    10/96        Houston, TX              75               22,500     --          356,104
Sonoma Mission Inn & Spa           11/96         Sonoma, CA             100               53,400     168            --
Canyon Ranch-Lenox                 12/96         Lenox, MA              100               30,000     202            --
160 Spear Street                   12/96     San Francisco, CA          100               35,450     --          276,420
Greenway I & IA                    12/96         Dallas, TX             100               17,000     --          146,704
Bank One Tower                     12/96         Austin, TX             100               39,220     --          389,503
Frost Bank Plaza                   12/96         Austin, TX             100               36,000     --          433,024

     The following represents additional information for properties which the Company either owns a limited partnership interest in the partnership that owns the property or has the principal economic interest in the property through its ownership of a mortgage note secured by the property.

     On April 18, 1996, the Company together with Aetna Life Insurance Company ("Aetna") formed 301 Congress Avenue, L.P., a Delaware limited partnership in which the Company and Aetna, each own a 50% interest. Crescent/301, L.L.C., a Delaware limited liability company that is wholly owned by the Operating Partnership and General Partner, serves as the general partner of 301 Congress Avenue, L.P. On April 18, 1996, the partnership acquired from Aetna the 301 Congress Avenue property. The Company contributed to the partnership approximately $21,635. Beginning in April 1996, the operations of the partnership were consolidated into the operations of the Company.

     On July 31, 1996, the Woodland Office Equities - `95 Limited ("WOE"), in which the Company owns a 75% limited partnership interest, acquired two office properties developed by The Woodlands Corporation. The purchase price for the two office properties was approximately $10,915, of which the Company contributed $8,186 to WOE.

     On August 16, 1996, the Company acquired for approximately $29,000, the principal economic interest in Three Westlake Park through its acquisition from the lender of a mortgage note (the "Three Westlake Note"), in the principal amount of approximately $46,300. Under the terms of the Three Westlake Note, as modified, the Company will receive all net cash flow from Three Westlake Park through February 2004. The Three Westlake Note is secured by a first priority deed of trust on Three Westlake Park. The operations of the property were consolidated into the operations of the Company.

     On October 31, 1996, the Company formed the Woodland Retail Equities - `96 Limited ("WRE") partnership with The Woodlands Corporation ("TWC"), a subsidiary of Mitchell Energy & Development Corp., in which the Company owns a 75% limited partner interest. WRE owns four retail properties located in The Woodlands. The Company's investment was approximately $22,500, with a minimum preferential return of 9.75% that escalates in January 1999 to 10.5%.

SIGNIFICANT TRANSACTION

     On October 7, 1996, the Company through three newly formed subsidiaries, Fundings III, IV and V, L.P., acquired a property portfolio located in Houston, Texas (the "Greenway Plaza Portfolio"). The Greenway Plaza Portfolio consists primarily of 10 suburban office properties with an aggregate of approximately 4.3 million net rentable square feet, a central plant which provides heated and chilled water to both the 10 office properties and third parties, and a 389-room full-service hotel and a private health and dining club, which are both subject to triple-net leases. The aggregate cost of the Greenway Plaza Portfolio was $206,000, which was funded through the issuance to the sellers of 599,332 shares of common stock at $41.71 per share, the assumption of $115,000 of nonrecourse indebtedness and $66,000 of cash from proceeds of the Offering.

PROFORMA OPERATING RESULTS

Assuming completion of (i) the 1996 and 1995 property acquisitions and Biltmore Note and (ii) the public offering on October 2, 1996, additional offering on October 9, 1996, the public offering on April 11, 1995 and Rainwater Investment, in each case as of January 1, 1996 and 1995, pro forma operating results are presented as follows:

                                                    For the year ended December 31,
                                                    -------------------------------
                                                        1996             1995
                                                      --------         --------
                                                     (unaudited)      (unaudited)
Total Revenue ................................        $298,046         $288,536
Operating Income .............................          74,802           72,481
Income before minority interest
   and extraordinary item ....................          78,653           77,981
Net Income ...................................          64,248           64,108
Earnings Per Share ...........................        $   1.78         $   1.77

     The pro forma operating results combine the Company's historical operating results with the historical incremental rental income and operating expenses including an adjustment for depreciation based on the acquisition price associated with the property acquisitions and pro forma adjustments. The historical operations of the destination resorts and full-service hotel properties were adjusted to reflect the lease payments from the hotel lessee to the Company calculated on a pro forma basis by applying the rent provisions (as defined in the lease agreements). Pro forma adjustments primarily represent the increase in interest costs assuming the borrowings to finance property acquisitions had occurred at the beginning of the period.

     These pro forma amounts are not necessarily indicative of what the actual financial position of the Company would have been assuming the above property acquisitions had been consummated as of the beginning of the period, nor do they purport to represent the future financial position of the Company.

14. SUBSEQUENT EVENTS (Through March 1, 1997, unaudited):

     Greenway II. On January 17, 1997, the Company acquired Greenway II, a seven-story Class A office property containing approximately 154,000 square feet of net rentable space located in the Richardson/Plano submarket of Dallas, Texas. The purchase price was approximately $18,200, which was funded through a draw under the Credit Facility.

     Magellan Health Service Portfolio. On January 29, 1997, the Company entered into a definitive agreement, as amended effective February 28, 1997, to acquire substantially all of the real estate assets of Magellan Health Services Inc.'s ("Magellan") domestic hospital provider business as currently operated by Charter Behavioral Health Systems, Inc. ("Charter"). The assets to be acquired by the Company consist primarily of approximately 90 acute care psychiatric hospitals and similar facilities. Magellan and an affiliate of the Company ("Crescent Affiliate") to be formed as described below will be equal owners of a to-be-formed limited liability company ("OpCo") which will operate the facilities under a franchise arrangement with Magellan and a triple-net lease agreement with the Company. The Company will receive $40,000 in base rent the first year with base rents in subsequent years increasing at a 5% compounded annual rate over an initial twelve-year term. All maintenance and capital improvement costs will be OpCo's responsibility during the duration of the lease. Franchise payments to Magellan by OpCo will be subordinated to the base rents due to the Company under the lease. Also, in conjunction with the acquisition, the Company and Crescent Affiliate will each receive warrants to purchase 1,283,311 shares of Magellan's common stock exercisable at $30 per share, subject to vesting and exercise restrictions. Management believes these warrants will allow the Company and Crescent Affiliate to participate in the benefits realized by Magellan from this business realignment as well as any benefits from the growth of Magellan's managed care business and public sector business. The total amount to be paid in connection with the transaction is $400,000, $5,000 of which will be paid by Crescent Affiliate for its interest in OpCo upon the closing. Crescent Affiliate and Magellan each will pay an additional $2.5 million to OpCo within five days after the closing and will commit to loan up to $17.5 million during the five years following the closing. Closing of the transaction is scheduled to be complete by the end of May 1997, subject to approval of the transaction by Magellan's shareholders and customary closing conditions.

     Carter-Crowley Portfolio. On February 10, 1997, the Company entered into a definitive agreement to acquire substantially all of the assets of Carter-Crowley Properties, Inc., a company controlled by the family of Donald J. Carter for an aggregate purchase price of approximately $383,000. The purchase includes fourteen office properties aggregating approximately 3 million square feet located in seven suburban Dallas submarkets. The Company or Crescent Affiliate will also acquire other assets consisting principally of 1,221 acres of commercially zoned, undeveloped land in the Dallas-Fort Worth metroplex, marketable securities, and equity and debt interests in the Dallas Mavericks NBA basketball franchise. The transaction is scheduled to be completed by the end of April 1997, subject to the completion of due diligence and customary closing conditions.

     Shelf Registration. On February 14, 1997, the Company filed a shelf registration with the Securities and Exchange Commission ("SEC") for an aggregate of $1,200,000 of common stock, preferred stock and warrants exercisable for common stock. Any securities issued under the registration statement may be offered from time to time in amounts, at prices, and on terms to be determined at the time of the offering. Management believes this shelf registration will provide the Company with more efficient and immediate access to the capital markets at such time as it is considered appropriate. Net proceeds from any offering of these securities are expected to be used for general business purposes, including the acquisition and development of additional properties and other acquisition transactions, the payment of certain outstanding debt and improvements to certain properties in the Company's portfolio.

     Trammell Crow Center. On February 28, 1997, the Company acquired substantially all of the economic interest in Trammell Crow Center ("TCC"), a 50-story Class A office property containing approximately 1,128,000 square feet of net rentable space. The Company acquired its interest in TCC through the purchase of fee simple title to the property (subject to a ground lease and a leasehold estate for years regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building. TCC is located in the cultural and financial district of the Central Business District ("CBD") submarket of Dallas, Texas. The purchase price was approximately $162,000, of which $150,000 was funded through proceeds from an unsecured, short-term loan with the FNBB and the remaining balance of $12,000 through a draw under the Credit Facility. The short-term loan, which is interest only, bears interest at the Eurodollar rate plus 185 basis points and is due at maturity on July 28, 1997.

     Denver Properties. On February 28, 1997, the Company acquired, in a single transaction, the following three office properties in Denver, Colorado: 44 Cook, 55 Madison and AT&T. 44 Cook, a 10-story Class A office property, contains approximately 123,000 square feet of net rentable space and 55 Madison, an 8-story Class A office property, contains approximately 125,000 square feet of net rentable space are both located in the Cherry Creek submarket. The AT&T, a 15-story office property, contains approximately 170,000 square feet of net rentable space and is located in the Denver CBD. The combined purchase price for the three office properties was $42,675, which was funded through a draw under the Credit Facility.

     Spin Off of Crescent Affiliate. Due to limitations on the Company's ability to invest in certain assets and engage in certain operations attributable to its status as a REIT, the 50% interest in OpCo and certain of the assets to be acquired in the Carter-Crowley transaction are expected to be acquired by Crescent Affiliate. The common stock of Crescent Affiliate will be distributed to the Company's shareholders on a pro rata basis, with such common stock expected to be publicly traded no later than the effective date of the spin-off.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                               Year Ended December 31, 1996
                                      --------------------------------------------
                                        First      Second      Third       Fourth
                                      --------    --------    --------    --------
Revenues ..........................   $ 43,060    $ 44,999    $ 49,368    $ 71,434
Income before minority interests
   and extraordinary item .........      8,563       9,655       8,517      21,216
Minority interests.................     (1,583)     (2,036)     (2,239)     (3,652)
Extraordinary item ................       --        (1,306)       --          --
Net income ........................      6,980       6,313       6,278      17,564
Per share data:
  Income before extraordinary item         .30         .33         .27         .49
  Net Income ......................        .30         .27         .27         .49


                                               Year Ended December 31, 1995
                                      --------------------------------------------
                                        First      Second      Third       Fourth
                                      --------    --------    --------    --------
Revenues ..........................   $ 25,955    $ 29,228    $ 34,280    $ 40,497
Income before minority interests ..      5,320      11,012      11,427       8,599
Minority interests ................     (1,529)     (2,846)     (2,369)     (2,219)
Net income ........................      3,791       8,166       9,058       6,380
Net income per share ..............       0.24        0.39        0.39        0.27

                    CRESCENT REAL ESTATE EQUITIES COMPANY
      CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1996
                            (dollars in thousands)




                                                                   SCHEDULE III


                                                                             Costs
                                                                          Capitalized
                                                                         Subsequent to    Gross Amount at Which
                                                    Initial Costs         Acquisition   Carried at Close of Period
                                               ------------------------ --------------- --------------------------
                                                                        Land, Buildings,             Buildings,
                                                                          Improvements,              Improvements,
                                                                           Furniture,                 Furniture,
                                                          Buildings and   Fixtures and               Fixtures and
                Description                       Land     Improvements    Equipment       Land        Equipment
-----------------------------------------      ---------- ------------- --------------- ----------   ------------
The Crescent , Dallas, TX                      $    6,723   $  153,383   $     70,545   $    6,723   $    223,928
Continental Plaza, Fort Worth, TX                   1,375       66,649         17,638        1,375         84,287
The Citadel, Denver, CO                             1,803       17,259          3,406        1,803         20,665
MacArthur Center I & II, Irving, TX                   704       17,247          2,213          880         19,284
Las Colinas Plaza, Irving, TX                       2,576        7,125          1,293        2,582          8,412
Caltex House, Irving, TX                            2,200       48,744            727        2,200         49,471
Liberty Plaza I & II, Dallas, TX                    1,650       15,956            112        1,650         16,068
Regency Plaza One, Denver, CO                         950       31,797            295          950         32,092
Waterside Commons, Irving, TX                       3,650       20,135          1,678        3,650         21,813
The Avallon, Austin, TX                             1,577       11,207          2,013        2,022         12,775
Two Renaissance Square, Phoenix, AZ                  --         54,412          2,756         --           57,168
Stanford Corporate Centre, Dallas, TX                --         16,493            986         --           17,479
Hyatt Regency Beaver Creek, Avon, CO               10,882       30,789            111       10,882         30,900
The Aberdeen, Dallas, TX                              850       25,895             21          850         25,916
Barton Oaks Plaza One, Austin, TX                     900        8,207          1,030          900          9,237
12404 Park Central, Dallas, TX                      1,604       14,504             25        1,604         14,529
MCI Tower, Denver, CO                                --         56,593             79         --           56,672
Denver Marriott City Center, Denver, CO              --         50,364            342         --           50,706
The Woodlands Office Properties, Houston, TX       12,007       35,865          1,145       12,063         36,954
Spectrum Center, Dallas, TX                         2,000       41,096          3,037        2,000         44,133
Ptarmigan Place, Denver, CO                         3,145       28,815            317        3,145         29,132
6225 North 24th Street, Phoenix, AZ                   719        6,566             74          719          6,640
Briargate Office and Research
  Center, Colorado Springs, CO                      2,000       18,044            254        2,000         18,298
Albuquerque Plaza, Albuquerque, NM                   --         36,667            320         --           36,987
Hyatt Regency Albuquerque, Albuquerque, NM           --         32,241            248         --           32,489
3333 Lee Parkway, Dallas, TX                        1,450       13,177             81        1,468         13,240
                                                                                                     Life on Which
                                                                                                    Depreciation in
                                                                                                     Latest Income
                                                            Accumulated     Date of    Acquisition   Statement Is
                Description                       Total    Depreciation  Construction      Date        Computed
-----------------------------------------      ----------  ------------  ------------  -----------  ---------------
The Crescent , Dallas, TX                      $  230,651   $ (129,509)        1985        1985           (1)
Continental Plaza, Fort Worth, TX                  85,662      (28,291)        1982        1990           (1)
The Citadel, Denver, CO                            22,468      (11,585)        1987        1987           (1)
MacArthur Center I & II, Irving, TX                20,164       (3,335)     1982/1986      1993           (1)
Las Colinas Plaza, Irving, TX                      10,994       (2,487)        1989        1989           (1)
Caltex House, Irving, TX                           51,671       (3,388)        1982        1994           (1)
Liberty Plaza I & II, Dallas, TX                   17,718       (1,001)     1981/1986      1994           (1)
Regency Plaza One, Denver, CO                      33,042       (2,012)        1985        1994           (1)
Waterside Commons, Irving, TX                      25,463       (1,466)        1986        1994           (1)
The Avallon, Austin, TX                            14,797         (609)        1986        1994           (1)
Two Renaissance Square, Phoenix, AZ                57,168       (3,277)        1990        1994           (1)
Stanford Corporate Centre, Dallas, TX              17,479       (1,007)        1985        1995           (1)
Hyatt Regency Beaver Creek, Avon, CO               41,782       (1,619)        1989        1995           (1)
The Aberdeen, Dallas, TX                           26,766       (1,153)        1986        1995           (1)
Barton Oaks Plaza One, Austin, TX                  10,137         (424)        1986        1995           (1)
12404 Park Central, Dallas, TX                     16,133         (588)        1987        1995           (1)
MCI Tower, Denver, CO                              56,672       (2,120)        1982        1995           (1)
Denver Marriott City Center, Denver, CO            50,706       (2,268)        1982        1995           (1)
The Woodlands Office Properties, Houston, TX       49,017       (2,879)     1980-1993      1995           (1)
Spectrum Center, Dallas, TX                        46,133       (1,331)        1983        1995           (1)
Ptarmigan Place, Denver, CO                        32,277         (918)        1984        1995           (1)
6225 North 24th Street, Phoenix, AZ                 7,359         (190)        1981        1995           (1)
Briargate Office and Research
  Center, Colorado Springs, CO                     20,298         (489)        1988        1995           (1)
Albuquerque Plaza, Albuquerque, NM                 36,987         (922)        1990        1995           (1)
Hyatt Regency Albuquerque, Albuquerque, NM         32,489         (957)        1990        1995           (1)
3333 Lee Parkway, Dallas, TX                       14,708         (332)        1983        1996           (1)

                                                                   SCHEDULE III


                                                                             Costs
                                                                          Capitalized
                                                                         Subsequent to    Gross Amount at Which
                                                    Initial Costs         Acquisition   Carried at Close of Period
                                               ------------------------ --------------- --------------------------
                                                                        Land, Buildings,             Buildings,
                                                                          Improvements,              Improvements,
                                                                           Furniture,                 Furniture,
                                                          Buildings and   Fixtures and               Fixtures and
                Description                       Land     Improvements    Equipment       Land        Equipment
-----------------------------------------      ---------- ------------- --------------- ----------   ------------
301 Congress Avenue, Austin, TX                     2,000       41,735          1,525        2,000         43,260
Central Park Plaza, Omaha, NE                       2,514       23,236            103        2,514         23,339
Ptarmigan Land, Denver, CO                          1,737         --             --          1,737           --
Canyon Ranch, Tuscon, AZ                           14,500       43,038           --         14,500         43,038
The Woodlands Office Properties, Houston, TX        2,393        8,523              1        2,394          8,523
Three Westlake Park, Houston, TX                    2,920       26,512             30        2,920         26,542
1615 Poydras, New Orleans, LA                        --         37,087            101         --           37,188
Greenway Plaza, Houston, TX                        25,200      186,728          2,253       25,200        188,981
Chancellor Park, San Diego, CA                      8,028       23,430              5        8,029         23,434
The Woodlands Retail Properties, Houston, TX       11,340       18,948           --         11,340         18,948
Sonoma Mission Inn & Spa, Sonoma, CA               10,000       44,922            441       10,000         45,363
Canyon Ranch, Lenox, MA                             4,200       25,218           --          4,200         25,218
160 Spear Street, San Francisco, CA                  --         35,656           --           --           35,656
Greenway I & IA, Richardson, TX                     1,701       15,312           --          1,701         15,312
Bank One Tower, Austin, TX                           --         39,310           --           --           39,310
Frost Bank Plaza, Austin, TX                           35       35,984           --             35         35,984
Other                                                --          4,794             55         --            4,849
Crescent Real Estate Equities L.P.                   --           --            2,370         --            2,370
                                               ----------   ----------   ------------   ----------   ------------
Total                                          $  145,333   $1,469,663   $    117,630   $  146,036   $  1,586,590
                                               ==========   ==========   ============   ==========   ============
                                                                                                     Life on Which
                                                                                                    Depreciation in
                                                                                                     Latest Income
                                                            Accumulated     Date of    Acquisition   Statement Is
                Description                       Total    Depreciation  Construction      Date        Computed
-----------------------------------------      ----------  ------------  ------------  -----------  ---------------
301 Congress Avenue, Austin, TX                    45,260         (759)        1986        1996           (1)
Central Park Plaza, Omaha, NE                      25,853         (362)        1982        1996           (1)
Ptarmigan Land, Denver, CO                          1,737         --           --          1996           (1)
Canyon Ranch, Tuscon, AZ                           57,538         (444)        1980        1996           (1)
The Woodlands Office Properties, Houston, TX       10,917         (172)     1995-1996      1996           (1)
Three Westlake Park, Houston, TX                   29,462         (221)        1983        1996           (1)
1615 Poydras, New Orleans, LA                      37,188         (308)        1984        1996           (1)
Greenway Plaza, Houston, TX                       214,181         (940)     1969-1982      1996           (1)
Chancellor Park, San Diego, CA                     31,463          (92)        1988        1996           (1)
The Woodlands Retail Properties, Houston, TX       30,288         (176)        1984        1996           (1)
Sonoma Mission Inn & Spa, Sonoma, CA               55,363         (244)        1927        1996           (1)
Canyon Ranch, Lenox, MA                            29,418          (85)        1989        1996           (1)
160 Spear Street, San Francisco, CA                35,656         --           1984        1996           (1)
Greenway I & IA, Richardson, TX                    17,013          (32)        1983        1996           (1)
Bank One Tower, Austin, TX                         39,310         --           1974        1996           (1)
Frost Bank Plaza, Austin, TX                       36,019         --           1984        1996           (1)
Other                                               4,849         (134)     1968/1940   1995/1996         (1)
Crescent Real Estate Equities L.P.                  2,370         (682)        --          --             (1)
                                               ----------   ----------
Total                                          $1,732,626   $ (208,808)
                                               ==========   ==========

(1) Depreciation of the real estate assets is calculated over the following estimated useful lives using the straight-line method:

           Building and improvements                 5 to 49 years
           Tenant improvements                       Terms of leases
           Furniture, fixtures, and equipment        3 to 10 years

A summary of combined real estate investments and accumulated depreciation is as follows:

                                              1996         1995         1994
                                           ----------   ----------   ----------
Real estate investments:
   Balance, beginning of year ..........   $1,006,706   $  557,675   $  358,400
     Acquisitions ......................      680,148      420,284      192,200
     Basis Adjustments .................         --           --          7,656
     Improvements ......................       13,787        7,455        3,454
     Retirements .......................         --           --         (4,035)
     Consolidation of Joint Venture ....       31,985       21,292         --
                                           ----------   ----------   ----------
   Balance, end of year ................   $1,732,626   $1,006,706   $  557,675
                                           ==========   ==========   ==========

Accumulated depreciation:
   Balance, beginning of year ..........   $  172,267   $  146,930   $  131,071
     Depreciation ......................       36,541       25,337       18,174
     Retirements .......................         --           --         (2,315)
                                           ----------   ----------   ----------
   Balance, end of year ................   $  208,808   $  172,267   $  146,930
                                           ==========   ==========   ==========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                    PART III

     Certain information required by Part III is omitted from the Report in that the Registrant will file a definitive proxy statement with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10. TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's trust managers required by this
Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1997. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is to be set forth in the Proxy Statement and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

       Report of Independent Public Accountants

       Crescent Real Estate Equities Company Consolidated Balance Sheets at December 31, 1996 and 1995

       Crescent Real Estate Equities Company Consolidated Statements of Operations for the years ended December 31, 1996 and 1995, and for the period from May 5, 1994 to December 31, 1994 and Rainwater Property Group Combined Statement of Operations for the period from January 1, 1994 through May 4, 1994

       Crescent Real Estate Equities Company Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996 and 1995, and for the period from May 5, 1994 to December 31, 1994 and Rainwater Property Group Combined Statement of Partners' Deficit for the period from January 1, 1994 through May 4, 1994

       Crescent Real Estate Equities Company Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995, and for the period from May 5, 1994 to December 31, 1994 and Rainwater Property Group Combined Statement of Cash Flows for the period from January 1, 1994 through May 4, 1994

       Crescent Real Estate Equities Company and Rainwater Property Group Notes to Financial Statements

(b) Financial Statement Schedules

       Schedule III - Crescent Real Estate Equities Company Consolidated Real Estate Investments and Accumulated Depreciation at December 31, 1996

       All other schedules have been omitted either because they are not applicable or because the required information has been disclosed in the Financial Statements and related notes included in the consolidated and combined statements.

(c) Reports on Form 8-K

       Form 8-K/A filed November 12, 1996, to the Form 8-K dated August 15, 1996, and filed September 11, 1996, as previously amended on September 27, 1996, updating certain information regarding the Company's acquisition of the Greenway Plaza Portfolio.

       Form 8-K dated October 4, 1996, and filed on October 4, 1996, for the purpose of filing certain exhibits in connection with the Company's public offering of 450,000 shares of its common stock.

Exhibit
Number         Description of Exhibit
-------        ----------------------
3.01           Form of First Amended and Restated Articles of Incorporation of
               Crescent Real Estate Equities, Inc. (filed as Exhibit No. 3.01 to the Registrant's Registration Statement on Form S-11 (File
               No. 33-75188) (the "1994 S-11") and previously incorporated by reference but no longer incorporated herein by reference)

3.02           Amended and Restated Bylaws of Crescent Real Estate Equities,
               Inc. (filed as Exhibit No. 3.02 to the 1994 S-11 and previously incorporated by reference but no longer incorporated herein by reference)

3.03           Restated Declaration of Trust of Crescent Real Estate Equities
               Company (filed as Exhibit No. 4.01 to the Registrant's
               Registration Statement on Form S-3 (File No. 333-21905) (the
               "1997 S-3") and incorporated herein by reference)

3.04           Amended and Restated Bylaws of Crescent Real Estate Equities
               Company (filed as Exhibit No. 4.02 to the Registrant's
               Registration Statement on Form S-3 (File No. 333-23005) and incorporated herein by reference)

4.01           Form of Stock Certificate (filed as Exhibit No. 4.01 to the 1994
               S-11 and previously incorporated herein by reference but no longer incorporated herein by reference)

4.02 Registration Rights Agreement, dated February 16, 1996, by and among the Registrant, Crescent Real Estate Equities Limited
               Partnership and certain of the limited partners of Crescent Real
               Estate Equities Limited Partnership named therein (filed herewith)

4.03 Registration Rights Agreement dated January 20, 1997, by and among the Registrant, Crescent Real Estate Equities Limited
               Partnership and certain of the limited partners of Crescent Real
               Estate Equities Limited Partnership named therein (filed herewith)

4.04 Form of Registration Agreement relating to the acquisition of the Greenway Plaza Portfolio (filed as Exhibit 4.01 to the
               Registrant's Current Report on Form 8-K dated and filed
               September 27,1996 (the "1996 Form 8-K") and incorporated herein by reference)

4.05 Registration Rights Agreement, dated as of June 26, 1996, relating to Canyon Ranch-Tucson (filed as Exhibit No. 4.02 to the 1996 Form 8-K and incorporated herein by reference)

4.06 Form of Common Share Certificate (filed as Exhibit No. 4.03 to the 1997 S-3 and incorporated herein by reference)

10.01          First Amended and Restated Agreement of Limited Partnership of
               Crescent Real Estate Equities Limited Partnership, dated May 5,
               1994 (filed as Exhibit No. 10.01 to the 1994 S-11 and previously incorporated by reference but no longer incorporated herein by reference)

10.03          Form of Noncompetition Agreement (Goff) (filed as Exhibit No.
               10.03 to the Registrant's Registration Statement on Form S-11
               (File No. 33-90226) (the "1995 S-11") and incorporated herein by reference)

10.04          Form of Noncompetition Agreement (Haddock) (filed as Exhibit No.
               10.04 to the 1995 S-11 and incorporated herein by reference)

Exhibit
Number         Description of Exhibit
-------        ----------------------
10.05          Form of Employment Agreement (Goff) (filed as Exhibit No. 10.05 to the 1995 S-11 and incorporated herein by reference)

10.06          Form of Employment Agreement (Haddock) (filed as Exhibit No.
               10.06 to the 1995 S-11 and incorporated herein by reference)

10.07 Form of Registration Rights, Lock-Up and Pledge Agreement (filed as Exhibit No. 10.05 to the 1994 S-11 and incorporated herein by reference)

10.08 Form of Officers' and Trust Managers' Indemnification Agreement as entered into between the Registrant and each of its executive officers and trust managers (filed as Exhibit No. 10.08 to the 1995 S-11 and incorporated herein by reference)

10.09          Crescent Real Estate Equities Company 1994 Stock Incentive Plan
               (filed as Exhibit No. 10.07 to the 1994 S-11 and incorporated herein by reference)

10.10          Crescent Real Estate Equities, Ltd. 401(k) Plan (filed as
               Exhibit No. 10.10 to the 1995 S-11 and incorporated herein by reference)

10.11 Agreement, dated as of August 15, 1996, relating to the acquisition of the Greenway Plaza Portfolio (filed as Exhibit
               No. 10.02 to the 1996 Form 8-K and incorporated herein by reference)

10.12          Form of Amended and Restated Lease Agreement, dated January 1,
               1996, among Crescent Real Estate Equities Limited Partnership,
               Mogul Management, LLC and RoseStar Management, LLC, relating to the Hyatt Regency Beaver Creek (filed as Exhibit 10.12 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 10-K"))

10.13          Real Estate Purchase and Sale Agreement, dated as of January 29,
               1997, between Crescent Real Estate Equities Limited Partnership, as purchaser, and Magellan Health Services, Inc., as seller, relating to the acquisition of approximately 90 hospitals, as amended effective February 28, 1997 (filed herewith)

10.14          First Amended and Restated Revolving Credit Agreement, dated
               September 30, 1994, among Crescent Real Estate Equities Limited
               Partnership and The First National Bank of Boston, NationsBank of Texas, N.A., and Other Banks which are or may become Parties to the Agreement, and the First National Bank of Boston, as Agent (filed as Exhibit No. 10.14 to the 1995 S-11 and previously incorporated by reference but no longer incorporated herein by reference)

10.15          First Amended and Restated 1995 Crescent Real Estate Equities
               Company Stock Incentive Plan (filed herewith)

10.16          Lease Agreement, dated December 19, 1995 between Crescent Real
               Estate Equities Limited Partnership and RoseStar Management,
               LLC, relating to the Hyatt Regency Albuquerque (filed as Exhibit
               10.16 to the 1995 10-K and incorporated herein by reference)

10.17 Amended and Restated Lease Agreement, dated June 30, 1995 between Crescent Real Estate Equities Limited Partnership and
               RoseStar Management, LLC, relating

Exhibit
Number         Description of Exhibit
-------        ----------------------
               to the Denver Marriott (filed as Exhibit 10.17 to the 1995 10-K and incorporated herein by reference)

10.18          Loan Agreement, dated August 24, 1995, including Form of Deed of
               Trust, Assignment of Rents, Security Agreement and Fixture
               Filing, and Amendment to Loan Agreement, dated October 19, 1995, between Crescent Real Estate Funding I, L.P. and Nomura Asset
               Capital Corporation (filed as Exhibit 10.15 to the 1995 10-K and incorporated herein by reference)

10.19          Loan Agreement, dated August 24, 1995, including Form of Deed of
               Trust, Assignment of Rents, Security Agreement and Fixture
               Filing, between Crescent Real Estate Funding II, L.P. and Nomura
               Asset Capital Corporation (filed as Exhibit 10.19 to the 1995
               10-K and incorporated herein by reference)

10.20 Mortgage Loan Application and Agreement, dated October 3, 1995, as amended by letter agreements dated October 10, 1995 and October 30, 1995, between Crescent Real Estate Equities Limited
               Partnership and CIGNA Investments, Inc. and Secured Promissory
               Note dated December 11, 1995 (filed as Exhibit 10.20 to the 1995
               10-K and incorporated herein by reference)

10.21 Amended and Restated Revolving Note, dated December 18, 1995, and the First Amendment thereto between Crescent Real Estate
               Equities Limited Partnership and The First National Bank of
               Boston (filed as Exhibit 10.21 to the 1995 10-K and incorporated by reference but no longer incorporated herein by reference)

10.22          1995 Crescent Real Estate Equities Limited Partnership Unit
               Incentive Plan (filed as Exhibit No. 99.01 to the Registrant's
               Registration Statement on Form S-8 (File No. 333-3452) and incorporated herein by reference)

10.23          1996 Crescent Real Estate Equities Limited Partnership Unit
               Incentive Plan (filed as Exhibit No. 10.01 to the 1996 Form 8-K and incorporated herein by reference)

10.24          Lease Agreement, dated July 26, 1996, between Canyon Ranch, Inc.
               and Canyon Ranch Leasing, L.L.C. (filed herewith)

10.25          Lease Agreement, dated November 18, 1996, between Crescent Real
               Estate Equities Limited Partnership and Wine Country Hotel, LLC.
               (filed herewith)

10.26          Lease Agreement, dated December 11, 1996, between Canyon
               Ranch-Bellefontaine Associates, L.P. and Vintage Resorts, LLC.
               (filed herewith)

21.01          List of Subsidiaries (filed herewith)

23.01          Consent of Arthur Andersen LLP (filed herewith)


27.01          Financial Data Schedule (filed herewith)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March, 1997.

                                        CRESCENT REAL ESTATE EQUITIES COMPANY
                                        (Registrant)

                                        By     /s/ GERALD W. HADDOCK
                                          -------------------------------------
                                                   Gerald W. Haddock
                                          President and Chief Executive Officer


                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

          SIGNATURE                            TITLE                    DATE
          ---------                            -----                    ----
/s/  RICHARD E. RAINWATER        Trust Manager and                     3/5/97
-----------------------------     Chairman of the Board
     Richard E. Rainwater


/s/     JOHN C. GOFF             Trust Manager and Vice                3/5/97
-----------------------------     Chairman of the Board
        John C. Goff


/s/  GERALD W. HADDOCK           Trust Manager, President and Chief    3/5/97
-----------------------------     Executive Officer (Principal
     Gerald W. Haddock            Executive Officer)


/s/    DALLAS E. LUCAS           Senior Vice President and Chief       3/5/97
-----------------------------     Financial Officer
       Dallas E. Lucas            (Principal Financial and
                                  Accounting Officer)

/s    ANTHONY M. FRANK           Trust Manager                         3/5/97
-----------------------------
      Anthony M. Frank


/s/   MORTON H. MEYERSON         Trust Manager                         3/5/97
-----------------------------
      Morton H. Meyerson


/s/   WILLIAM F. QUINN           Trust Manager                         3/5/97
-----------------------------
      William F. Quinn


/s/  PAUL E. ROWSEY, III         Trust Manager                         3/5/97
-----------------------------
     Paul E. Rowsey, III


/s/    MELVIN ZUCKERMAN          Trust Manager                         3/5/97
-----------------------------
       Melvin Zuckerman

                               INDEX TO EXHIBITS


Exhibit
Number         Description of Exhibit
-------        ----------------------
3.01           Form of First Amended and Restated Articles of Incorporation of
               Crescent Real Estate Equities, Inc. (filed as Exhibit No. 3.01 to the Registrant's Registration Statement on Form S-11 (File
               No. 33-75188) (the "1994 S-11") and previously incorporated by reference but no longer incorporated herein by reference)

3.02           Amended and Restated Bylaws of Crescent Real Estate Equities,
               Inc. (filed as Exhibit No. 3.02 to the 1994 S-11 and previously incorporated by reference but no longer incorporated herein by reference)

3.03           Restated Declaration of Trust of Crescent Real Estate Equities
               Company (filed as Exhibit No. 4.01 to the Registrant's
               Registration Statement on Form S-3 (File No. 333-21905) (the
               "1997 S-3") and incorporated herein by reference)

3.04           Amended and Restated Bylaws of Crescent Real Estate Equities
               Company (filed as Exhibit No. 4.02 to the Registrant's
               Registration Statement on Form S-3 (File No. 333-23005) and incorporated herein by reference)

4.01           Form of Stock Certificate (filed as Exhibit No. 4.01 to the 1994
               S-11 and previously incorporated herein by reference but no longer incorporated herein by reference)

4.02 Registration Rights Agreement, dated February 16, 1996, by and among the Registrant, Crescent Real Estate Equities Limited
               Partnership and certain of the limited partners of Crescent Real
               Estate Equities Limited Partnership named therein (filed herewith)

4.03 Registration Rights Agreement dated January 20, 1997, by and among the Registrant, Crescent Real Estate Equities Limited
               Partnership and certain of the limited partners of Crescent Real
               Estate Equities Limited Partnership named therein (filed herewith)

4.04 Form of Registration Agreement relating to the acquisition of the Greenway Plaza Portfolio (filed as Exhibit 4.01 to the
               Registrant's Current Report on Form 8-K dated and filed
               September 27,1996 (the "1996 Form 8-K") and incorporated herein by reference)

4.05 Registration Rights Agreement, dated as of June 26, 1996, relating to Canyon Ranch-Tucson (filed as Exhibit No. 4.02 to the 1996 Form 8-K and incorporated herein by reference)

4.06 Form of Common Share Certificate (filed as Exhibit No. 4.03 to the 1997 S-3 and incorporated herein by reference

10.01          First Amended and Restated Agreement of Limited Partnership of
               Crescent Real Estate Equities Limited Partnership, dated May 5,
               1994 (filed as Exhibit No. 10.01 to the 1994 S-11 and previously incorporated by reference but no longer incorporated herein by reference)

10.03          Form of Noncompetition Agreement (Goff) (filed as Exhibit No.
               10.03 to the Registrant's Registration Statement on Form S-11
               (File No. 33-90226) (the "1995 S-11") and incorporated herein by reference)

10.04          Form of Noncompetition Agreement (Haddock) (filed as Exhibit No.
               10.04 to the 1995 S-11 and incorporated herein by reference)

Exhibit
Number         Description of Exhibit
-------        ----------------------
10.05          Form of Employment Agreement (Goff) (filed as Exhibit No. 10.05 to the 1995 S-11 and incorporated herein by reference)

10.06          Form of Employment Agreement (Haddock) (filed as Exhibit No.
               10.06 to the 1995 S-11 and incorporated herein by reference)

10.07 Form of Registration Rights, Lock-Up and Pledge Agreement (filed as Exhibit No. 10.05 to the 1994 S-11 and incorporated herein by reference)

10.08 Form of Officers' and Trust Managers' Indemnification Agreement as entered into between the Registrant and each of its executive officers and trust managers (filed as Exhibit No. 10.08 to the 1995 S-11 and incorporated herein by reference)

10.09          Crescent Real Estate Equities Company 1994 Stock Incentive Plan
               (filed as Exhibit No. 10.07 to the 1994 S-11 and incorporated herein by reference)

10.10          Crescent Real Estate Equities, Ltd. 401(k) Plan (filed as
               Exhibit No. 10.10 to the 1995 S-11 and incorporated herein by reference)

10.11 Agreement, dated as of August 15, 1996, relating to the acquisition of the Greenway Plaza Portfolio (filed as Exhibit
               No. 10.02 to the 1996 Form 8-K and incorporated herein by reference)

10.12          Form of Amended and Restated Lease Agreement, dated January 1,
               1996, among Crescent Real Estate Equities Limited Partnership,
               Mogul Management, LLC and RoseStar Management, LLC, relating to the Hyatt Regency Beaver Creek (filed as Exhibit 10.12 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 10-K"))

10.13          Real Estate Purchase and Sale Agreement, dated as of January 29,
               1997, between Crescent Real Estate Equities Limited Partnership, as purchaser, and Magellan Health Services, Inc., as seller, relating to the acquisition of approximately 90 hospitals, as amended effective February 28, 1997 (filed herewith)

10.14          First Amended and Restated Revolving Credit Agreement, dated
               September 30, 1994, among Crescent Real Estate Equities Limited
               Partnership and The First National Bank of Boston, NationsBank of Texas, N.A., and Other Banks which are or may become Parties to the Agreement, and the First National Bank of Boston, as Agent (filed as Exhibit No. 10.14 to the 1995 S-11 and previously incorporated by reference but no longer incorporated herein by reference)

10.15          First Amended and Restated 1995 Crescent Real Estate Equities
               Company Stock Incentive Plan (filed herewith)

10.16          Lease Agreement, dated December 19, 1995 between Crescent Real
               Estate Equities Limited Partnership and RoseStar Management,
               LLC, relating to the Hyatt Regency Albuquerque (filed as Exhibit
               10.16 to the 1995 10-K and incorporated herein by reference)

10.17 Amended and Restated Lease Agreement, dated June 30, 1995 between Crescent Real Estate Equities Limited Partnership and
               RoseStar Management, LLC, relating

Exhibit
Number         Description of Exhibit
-------        ----------------------
               to the Denver Marriott (filed as Exhibit 10.17 to the 1995 10-K and incorporated herein by reference)

10.18          Loan Agreement, dated August 24, 1995, including Form of Deed of
               Trust, Assignment of Rents, Security Agreement and Fixture
               Filing, and Amendment to Loan Agreement, dated October 19, 1995, between Crescent Real Estate Funding I, L.P. and Nomura Asset
               Capital Corporation (filed as Exhibit 10.15 to the 1995 10-K and incorporated herein by reference)

10.19          Loan Agreement, dated August 24, 1995, including Form of Deed of
               Trust, Assignment of Rents, Security Agreement and Fixture
               Filing, between Crescent Real Estate Funding II, L.P. and Nomura
               Asset Capital Corporation (filed as Exhibit 10.19 to the 1995
               10-K and incorporated herein by reference)

10.20 Mortgage Loan Application and Agreement, dated October 3, 1995, as amended by letter agreements dated October 10, 1995 and October 30, 1995, between Crescent Real Estate Equities Limited
               Partnership and CIGNA Investments, Inc. and Secured Promissory
               Note dated December 11, 1995 (filed as Exhibit 10.20 to the 1995
               10-K and incorporated herein by reference)

10.21 Amended and Restated Revolving Note, dated December 18, 1995, and the First Amendment thereto between Crescent Real Estate
               Equities Limited Partnership and The First National Bank of
               Boston (filed as Exhibit 10.21 to the 1995 10-K and incorporated by reference but no longer incorporated herein by reference)

10.22          1995 Crescent Real Estate Equities Limited Partnership Unit
               Incentive Plan (filed as Exhibit No. 99.01 to the Registrant's
               Registration Statement on Form S-8 (File No. 333-3452) and incorporated herein by reference)

10.23          1996 Crescent Real Estate Equities Limited Partnership Unit
               Incentive Plan (filed as Exhibit No. 10.01 to the 1996 Form 8-K and incorporated herein by reference)

10.24          Lease Agreement, dated July 26, 1996, between Canyon Ranch, Inc.
               and Canyon Ranch Leasing, L.L.C. (filed herewith)

10.25          Lease Agreement, dated November 18, 1996, between Crescent Real
               Estate Equities Limited Partnership and Wine Country Hotel, LLC.
               (filed herewith)

10.26          Lease Agreement, dated December 11, 1996, between Canyon
               Ranch-Bellefontaine Associates, L.P. and Vintage Resorts, LLC.
               (filed herewith)

21.01          List of Subsidiaries (filed herewith)

23.01          Consent of Arthur Andersen LLP (filed herewith)


27.01          Financial Data Schedule (filed herewith)