Form 10-K405/A
period 1996-12-31
CRESCENT REAL ESTATE EQUITIES INC
filed 1997-04-30
CIK 918958

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A
                                  AMENDMENT No. 1

              FOR ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-13038

                    CRESCENT REAL ESTATE EQUITIES COMPANY
           (formerly known as Crescent Real Estate Equities, Inc.)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          TEXAS                                        52-1862813
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

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

                             YES   X            NO
                                 --------          --------

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

Number of Shares of Common Stock outstanding as of March 7, 1997: 36,156,664

                      DOCUMENTS INCORPORATED BY REFERENCE

                                    None.

The Form 10-K of Crescent Real Estate Equities Company (the "Company") for the year ended December 31, 1996 is being amended to delete from Items 10, 11, 12 and 13 the statement, "The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1997" and to insert the required disclosure for these items because the Company's definitive proxy will not be on file by April 30, 1997 (120 days after the end of the Company's fiscal year).

ITEM 10.  TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information with respect to the eight trust managers, all of whom joined the Company as directors in 1994 (except Melvin Zuckerman who became a trust manager in 1996) and the executive officers.

                              TERM
         NAME                EXPIRES   AGE                     POSITION
         ----                -------   ---                     --------
Richard E. Rainwater......    1997     52    Chairman of the Board of Trust Managers of
                                               the Company
John C. Goff..............    1999     41    Vice Chairman of the Board of Trust Managers
                                               of the Company
Gerald W. Haddock.........    1998     49    President and Chief Executive Officer of the
                                               Company and the General Partner, and Trust
                                               Manager of the Company
Anthony M. Frank..........    1997     65    Trust Manager of the Company
Morton H. Meyerson........    1998     58    Trust Manager of the Company
William F. Quinn..........    1997     49    Trust Manager of the Company
Paul E. Rowsey, III.......    1999     42    Trust Manager of the Company
Melvin Zuckerman..........    1997     68    Trust Manager of the Company
Dallas E. Lucas...........     N/A     35    Senior Vice President, Chief Financial and
                                               Accounting Officer of the Company and the
                                               General Partner
David M. Dean.............     N/A     36    Senior Vice President, Law, and Secretary of
                                               the Company and the General Partner
James M. Eidson, Jr.......     N/A     42    Senior Vice President, Acquisitions, of the
                                               General Partner
William D. Miller.........     N/A     38    Senior Vice President, Administration, of
                                               the General Partner
Bruce A. Picker...........     N/A     32    Vice President of the General Partner and
                                               Treasurer of the Company and the General
                                               Partner
Joseph D. Ambrose, III....     N/A     46    Vice President, Administration, of the
                                               General Partner
Jerry R. Crenshaw, Jr. ...     N/A     33    Vice President and Controller of the General
                                               Partner
Barry L. Gruebbel.........     N/A     42    Vice President, Asset Management, of the
                                               General Partner
Howard W. Lovett..........     N/A     40    Vice President, Corporate Leasing, of the
                                               General Partner
John M. Walker, Jr........     N/A     46    Vice President, Acquisitions, of the General
                                               Partner
John L. Zogg, Jr..........     N/A     33    Vice President, Leasing, of the General
                                               Partner

TRUST MANAGERS AND EXECUTIVE OFFICERS

     The Board of Trust Managers consists of eight members, divided into three classes serving staggered three-year terms.

     The following is a summary of the experience of the current and proposed trust managers and the current executive officers of the Company.

     Richard E. Rainwater has been an independent investor since 1986. From 1970 to 1986, he served as the chief investment advisor to the Bass family, whose overall wealth increased dramatically during his tenure. During that time he was principally responsible for numerous major corporate and real estate acquisitions and dispositions. Immediately after beginning his independent investment activities, he founded ENSCO International Incorporated, in 1986. Additionally, in 1990 he co-founded Columbia Hospital Corporation and in 1989 participated in a management-led buyout of HCA-Hospital Corporation of America; both of these companies owned and operated "for profit" hospitals. In 1992, Mr. Rainwater was one of the founders of Mid Ocean Limited, a provider of casualty re-insurance. In February 1994, he assisted in the merger of Columbia Hospital Corporation and HCA-Hospital Corporation that created Columbia/HCA Healthcare Corporation, the world's largest hospital company. Mr. Rainwater serves as a director of Mesa, Inc., one of the largest oil and gas companies in the United States. In 1996, Mr. Rainwater led a recapitalization of Mesa, Inc., and a partnership wholly owned by Mr. Rainwater became the controlling shareholder in July 1996. Mr. Rainwater is a graduate of the University of Texas at Austin and the Graduate School of Business at Stanford University. Mr. Rainwater has served as the Chairman of the Board of Trust Managers since the Company's inception in 1994.

     John C. Goff, prior to joining the company, served as a senior investment advisor to, and investor with, Mr. Rainwater, as well as a vice president of Rainwater, Inc., a management operating company wholly owned by Mr. Rainwater. In those capacities, he has been involved in, and principally responsible for, numerous acquisitions and financings involving corporate, debt and real estate interests. Mr. Goff currently is a member of the board of directors of The Staubach Company. Prior to joining Rainwater, Inc. in 1987, Mr. Goff was employed by the accounting firm of KPMG Peat Marwick LLP from 1981 to 1987. Before joining KPMG Peat Marwick LLP, Mr. Goff was employed by Century Development Corporation, a major Houston-based office developer and property management company. Mr. Goff is a graduate of the University of Texas at Austin and is a Certified Public Accountant. From the Company's inception in 1994 through December 19, 1996, Mr. Goff served as Chief Executive Officer. Since December 19, 1996, Mr. Goff has served as Vice Chairman of the Board of Trust Managers.

     Gerald W. Haddock, prior to joining the Company, was in the private practice of law, pursuant to which, among other things, he served as primary outside legal counsel to, and investor with, Mr. Rainwater and primary outside legal counsel to Rainwater, Inc. Mr. Haddock was vice president of Rainwater, Inc. from 1990 to 1994 and was the lead transactional attorney for Mr. Rainwater from 1986 to 1994. Mr. Haddock currently is a member of the board of directors of AmeriCredit Corporation, a company engaged in the financing of automobile dealer paper, and ENSCO International Incorporated, an oil field service and offshore drilling company, of which he was one of the three founding directors. In addition, Mr. Haddock serves as general counsel for the Texas Rangers baseball club. Mr. Haddock earned both Bachelor of Business Administration (B.B.A.) and Juris Doctor (J.D.) degrees from Baylor University. He also holds a Master of Laws (L.L.M.) degree in taxation from New York University and has served as the Chairman of the Tax Section of the State Bar of Texas. From the Company's inception in 1994 through December 19, 1996, Mr. Haddock served as President and Chief Operating Officer. Since December 19, 1996, Mr. Haddock has served as President and Chief Executive Officer.

     Anthony M. Frank served as Postmaster General of the United States from 1988 to 1992. Prior to that time, Mr. Frank served as chairman and chief executive officer of First Nationwide Bank, chairman of the Federal Home Loan Bank of San Francisco, chairman of the California Housing Finance Agency, and as the chairman of the Federal Home Loan Mortgage Corporation Advisory Board. Since 1992, he has served as the founding chairman of Independent Bancorp of Arizona until October, 1993 and currently serves as a consultant and director of TransAmerica HomeFirst, a mortgage company specializing in loans to the elderly. Mr. Frank currently serves as a director of Acrogen, Inc., a biotechnology company; Irvine Apartment Communities, a large California based apartment REIT; and Charles Schwab & Co., one of the nations largest discount brokerages. He is also a director of Temple Inland, Inc., a manufacturer of paper and timber products; Bedford Property Investors, Inc., an office and commercial property REIT investing primarily on the West Coast; General American Investors Company, Inc., a closed-end investment company; Financial Security Assurance, a company providing credit enhancement for municipal bond issuers; Cotelligent, Inc., a provider of temporary office support services; and Living Centers of America, Inc., an operator of nursing homes. Mr. Frank received a Bachelor of Arts (B.A.) degree from Dartmouth College and a Master of Business Administration (M.B.A.) degree from the Amos Tuck School of Business at Dartmouth, where he currently serves as overseer.

     Morton H. Meyerson has served as chairman of Perot Systems Corporation, a major supplier of computer and consulting services, since 1992. Previously, he worked at Electronic Data Systems, Inc., also a supplier of computer services, in a number of capacities, including as president from 1979 to 1986 and vice chairman during 1986, and at the investment bank duPont Glore, Forgan, Inc., as president and then Chairman from 1971 to 1974. Mr. Meyerson is Vice Chairman of National Park Foundation, is a member of the board of directors of the Dallas Symphony Association and serves on the Harvard Medical School Board of Fellows. He is also a director of ENSCO International Incorporated, an oil field service and offshore drilling company; Safelite Glass Corporation, the largest installer of automobile and truck glass in the United States; Stream International, Inc., a manufacturer and reseller of computer software and services; and AudioNet, Inc., a broadcast network on the Internet. He holds a Bachelor of Arts (B.A.) degree in economics and philosophy from the University of Texas.

     William F. Quinn currently serves as president of AMR Investment Services, Inc., the investment services affiliate of American Airlines, with responsibility for the management of pension and short-term fixed income assets. In addition, Mr. Quinn is Chairman of the Board of American Airlines Employees Federal Credit Union and is president and a trustee of the American Advantage Mutual Funds and serves on the advisory board for ARCO's pension plans. Prior to being named to his current position in 1986, Mr. Quinn held several management positions with American Airlines and its subsidiaries. Before joining American Airlines in 1974, Mr. Quinn was employed with the accounting firm of Arthur Young & Company. He holds a Bachelor of Science (B.S.) degree in accounting from Fordham University and is a Certified Public Accountant.

     Paul E. Rowsey, III is president of the commercial real estate group of Rosewood Property Company, a commercial real estate development and investment company, a position he has held for the past seven years, and a member of the board of directors of Rosewood Property Company. Mr. Rowsey began his career in 1980 as an attorney specializing in commercial real estate. Mr. Rowsey holds a Bachelor of Arts (B.A.) degree from Duke University and a Juris Doctor (J.D.) degree from Southern Methodist University School of Law.

     Melvin Zuckerman is the founder and developer of the Canyon Ranch health and fitness resorts. Mr. Zuckerman opened the original Canyon Ranch in Tucson, Arizona in 1979 and opened a second Canyon Ranch in the Berkshire mountains in Lenox, Massachusetts in 1989. The Company acquired Canyon Ranch-Tucson in July 1996 and Canyon Ranch-Lenox in November 1996. Mr. Zuckerman also serves as a director and holds the lifetime title of President Emeritus of the Wellness Council of Tucson (WELCOT), an organization fostering wellness in the workplace and founded by Mr. Zuckerman in 1984. Prior to the opening of Canyon Ranch-Tucson, Mr. Zuckerman was a builder and real estate developer in the Tucson area for 20 years. Prior to 1958, Mr. Zuckerman worked as a Certified Public Accountant. Mr. Zuckerman holds a Bachelor of Science (B.S.) degree from New York University.

     Dallas E. Lucas, prior to joining the Company, was a financial consulting and audit manager in the real estate services group of Arthur Andersen LLP in Dallas. Mr. Lucas was employed by Arthur Andersen LLP for nine years, until December 1993. Mr. Lucas holds a Bachelor of Business Administration (B.B.A.) degree in accounting from the University of Oklahoma and is a Certified Public Accountant. Mr. Lucas has served as the Senior Vice President, Chief Financial and Accounting Officer since the Company's inception in 1994.

     David M. Dean, prior to joining the Company, was an attorney for Burlington Northern Railroad Company from 1992 to 1994, and served as Assistant General Counsel in 1994. At Burlington Northern, he was responsible for the majority of that company's transactional and general corporate legal work. Mr. Dean was previously engaged in the private practice of law from 1986 to 1990 with Kelly, Hart & Hallman and from 1990 to 1992 with Jackson & Walker, L.L.P. where he worked primarily with Mr. Haddock on acquisition, financing and venture capital transactions for Mr. Rainwater and related investor groups. Mr. Dean graduated with honors from Texas A & M University with Bachelor of Arts (B.A.) degrees in English and Philosophy in 1983. He also holds a Juris Doctor (J.D.) degree and a Master of Laws (L.L.M.) degree in taxation from Southern Methodist University, School of Law. Mr. Dean has served as the Senior Vice President, Law and Secretary since August 1994.

     James M. Eidson, Jr. has seventeen years of experience in the commercial real estate business. Prior to joining the Company, he owned an investment company, specializing in investment grade commercial properties from 1992 to 1994. From 1989 to 1992, he was associated with CB Commercial Real Estate Group, Inc., where he was a Senior Investment Specialist in their investment grade commercial property group, and from 1982 to 1989 he owned a real estate company through which he provided brokerage and investment services for individuals and large corporate investors and made investments in commercial properties for his own account. He gained his early experience in real estate acquisitions, dispositions, leasing, marketing and consulting while a broker and investment specialist for three years with Hank Dickerson & Company. Mr. Eidson is a former professional football player who played with the Dallas Cowboys from 1976 through 1978. Mr. Eidson holds a Master of Business Administration (M.B.A.) degree from Southern Methodist University and a Bachelor of Science (B.S.) degree from Mississippi State University. Mr. Eidson has served as the Senior Vice President, Acquisitions since May 1995.

     William D. Miller, prior to joining the Company, served as Vice President, Legal Affairs, of the Texas Rangers major league baseball club beginning in March 1994. While with the Rangers, Mr. Miller managed all legal matters concerning the senior management of the baseball club and the partnerships that own or are affiliated with the owners of the club. Mr. Miller was also a member of the senior management of the Rangers and certain partnerships affiliated with the Rangers. In addition, Mr. Miller functioned as the primary lawyer responsible for the Rangers' interest in the development of The Ballpark project in Arlington. Prior to joining the Rangers, Mr. Miller practiced law at Jackson & Walker from September 1986, was the lead real estate lawyer for Mr. Rainwater, Rainwater, Inc. and Mr. Haddock, and was instrumental in the formation transactions of the Company. Mr. Miller received his Juris Doctor (J.D.) degree with honors from the University of Texas, School of Law, and his Bachelor of Science (B.S.) degree with first honors in Commerce and Engineering Sciences from Drexel University. Mr. Miller joined the Company as Senior Vice President, Administration in May 1997.

     Bruce A. Picker, prior to joining the Company, worked for Rainwater, Inc. from 1990 to 1994 as the partnership controller of its first major real estate acquisition. Previously, Mr. Picker was a financial analyst with Yarnell Ice Cream Company, a manufacturer and distributor of premium frozen deserts, from 1989 to 1990. Mr. Picker also was a senior accountant for the accounting firm of Arthur Andersen LLP in their audit department from 1986 to 1989. Mr. Picker holds a Bachelor of Business Administration (B.B.A.) degree in accounting from Harding University and is a Certified Public Accountant. Mr. Picker has served as the Treasurer of the Company and the General Partner since their inception in 1994 and has been a Vice President of the General Partner since June 1996.

     Joseph D. Ambrose III, prior to joining the Company, served as Vice President of CRC Environmental Risk Management, Inc., an environmental and risk management consulting firm, from 1993 to 1994. He was responsible for major client interface, development of new risk management initiatives and human resources. For two and one-half years prior to joining CRC, Mr. Ambrose was a Vice President of American Real Estate Group ("AREG"), a liquidating real estate company, where he managed the environmental, insurance and other risks associated with the disposition of a nationwide real estate portfolio. Prior to joining AREG, he was President of Ambrose Properties, Inc., which acquired and developed oil and gas and real estate properties. Mr. Ambrose graduated from Texas Christian University with a Bachelor of Business Administration (B.B.A.) degree in management and received his Juris Doctor (J.D.) and Master of Business Administration (M.B.A.) degrees from Southern Methodist University. Mr. Ambrose has served as the Vice President, Administration since joining the Company in 1996.

     Jerry R. Crenshaw, Jr. was the controller of Carrington Laboratories, Inc., a pharmaceutical and medical device company, from 1991 until February 1994. From 1986 until 1991, Mr. Crenshaw was an experienced audit senior in the real estate services group of Arthur Andersen LLP. Mr. Crenshaw holds a Bachelor of Business Administration (B.B.A.) degree in accounting from Baylor University and is a certified public accountant. Mr. Crenshaw has served as Controller since the Company's inception in 1994 and has been a Vice President since March 1997.

     Barry L. Gruebbel, prior to joining the Company, was involved with the property and asset management of over 10 million square feet of Class A office, retail, industrial and multi-family real estate in Texas and New Mexico with Hines Industrial from 1982 to 1986, with Southland Investment Properties from 1986 to 1990 and most recently with Rosewood Property Company at The Crescent. Mr. Gruebbel is a Certified Property Manager currently active in the real estate organizations of the Institute of Real Estate Management and Building Owners and Managers. Mr. Gruebbel received a Bachelor of Business Administration (B.B.A.) in Real Estate from the University of Texas at Arlington in 1977. Mr. Gruebbel has been with the Company since its inception and became Vice President of Asset Management in February 1997.

     Howard W. Lovett, prior to joining the Company, was president of The Gaineswood Company, a private investment company specializing in real estate and venture capital investments, from January 1989 to August 1995. Previously, Mr. Lovett was vice president of Morgan & Company, a Houston based real estate development company, where he was responsible for income property acquisitions and management and the acquisition and development of Wildcat Ranch, an exclusive residential development outside Aspen, Colorado. Mr. Lovett graduated from Carleton College with a Bachelor of Arts (B.A.) degree in English in 1980. He also holds a Master of Business Administration (M.B.A.) from Harvard University. Mr. Lovett has served as Vice President, Corporate Leasing since June 1996.

     John M. Walker, Jr., prior to joining the Company in 1995, practiced law privately from 1976 to 1992. During 1993, he served as the Executive Vice President and Chief Operating Officer of a corporate subsidiary of NHP, Inc., a real estate asset and property management company, and was involved in several personal business projects during 1994 and 1995. Mr. Walker currently serves as a director of Walden Special Corp. and Chimney Trace Special Corp., special purpose affiliates of Walden Residential Properties, Inc. Mr. Walker earned a Bachelor of Arts (B.A.) degree from Vanderbilt University. He also holds Juris Doctor (J.D.) and Masters of Business Administration (M.B.A.) degrees from Southern Methodist University. Mr. Walker has served as Vice President, Acquisitions, since June 1996.

     John L. Zogg, Jr., served as vice president of the commercial real estate group of Rosewood Property Company, responsible for marketing and leasing office space in the Dallas and Denver areas from January 1989 to May 1994. For three years prior to joining Rosewood Property Company, Mr. Zogg worked as marketing manager of Gerald D. Hines Interests, responsible for office leasing in the Dallas metropolitan area. He graduated from the University of Texas at Austin with a Bachelor of Arts (B.A.) degree in Economics and holds a Masters in Business Administration (M.B.A.) degree from the University of Dallas. Mr. Zogg has served as Vice President, Leasing since the Company's inception in 1994.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's officers, trust managers and persons who own more than 10% of the Company's Common Shares to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Commission and the New York Stock Exchange. Such officers, trust managers and 10% holders are also required by the Commission rules to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that all
Section 16(a) filing requirements applicable to its officers, trust managers and 10% shareholders were complied with during the fiscal year ended December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation paid or awarded to the Company's chief executive officer and the four most highly compensated executive officers of the Company and the General Partner for the years ended December 31, 1996 and 1995, respectively. The Company was organized in February 1994, and, accordingly, did not pay any compensation to its executive officers for the years prior to 1994. As a result of the Company's UPREIT structure, no employees are compensated by the Company, but are compensated by the General Partner. The Company has not granted any stock appreciation rights ("SARs"). The Operating Partnership has issued units of ownership interest, (the "Units") unless otherwise indicated each Unit is exchangeable (the "Exchange Rights") for Common Shares or at the election of the Company, cash equal to the then-current fair market value of the Common Shares for which each Unit is exchangeable.

                                    TABLE 1

                           SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                   ------------------------------------    -----------------------------------
                                                                                    AWARDS             PAYOUTS
                                                              OTHER        ------------------------    -------   ALL OTHER
                                                              ANNUAL       RESTRICTED    SECURITIES               COMPEN-
        NAME AND                                             COMPEN-         STOCK       UNDERLYING     LTIP      SATION
  PRINCIPAL POSITION(1)    YEAR    SALARY($)   BONUS($)     SATION($)      AWARDS($)     OPTIONS(#)    PAYOUTS    ($)(2)
  ---------------------    ----    ---------   ---------   ------------    ----------    ----------    -------   ---------
Gerald W. Haddock          1996     286,165    1,500,000          --              --     2,000,000(3)    --          960
  President and Chief      1995     200,000      125,000          --              --       250,000       --        1,005
  Executive Officer(4)     1994(5)  104,500       90,000          --              --       402,472       --          800

John C. Goff               1996     286,165    1,500,000          --              --     2,000,000(3)    --          960
  Vice Chairman of the     1995     200,000      125,000          --              --       250,000       --        1,005
  Board of Trust           1994(5)  104,500       90,000          --              --       641,904       --          800
  Managers(6)

Dallas E. Lucas            1996     141,300       81,000          --              --       120,000       --          960
  Senior Vice President
    and Chief Financial    1995     131,250       52,500          --         250,007(7)     60,000(8)    --        1,005
    and Accounting         1994(5)   81,587       50,000          --              --        58,000(9)    --          625
    Officer

David M. Dean              1996     141,300       81,000          --              --       120,000       --          960
  Senior Vice President,   1995     131,250       52,500          --         100,015(7)     60,000(8)    --        1,005
  Law, and Secretary       1994(5)   52,083       15,000          --              --        48,000(9)    --          521

James M. Eidson, Jr.       1996     138,740      331,000          --              --       210,000       --          960
  Senior Vice President,   1995     117,949      392,442     273,758(10)          --        60,000(8)    --           --
  Acquisitions             1994(5)   53,125           --          --              --            --       --           --

---------------

(1) Excludes James S. Wassel, who resigned from his position as an executive officer and employee of the General Partner in May 1997. For 1994, 1995 and 1996, Mr. Wassell's salary was $200,000, $200,000 and $143,950, respectively, and his bonus for each of such years was $110,000 $55,000 and $39,000, respectively. Had the Company been in existence during the entire period of 1994, Mr. Wassel's base salary would have been $200,000. In addition, the Company issued 1,196 Units valued at $16.75 (a total of $20,033) to Mr. Wassel in 1995 as non-cash bonus compensation. In 1995 and 1996, the Company granted Mr. Wassel options to purchase 10,000 and 60,000 Common Shares, respectively. The options granted in 1995 were based on Mr. Wassel's performance in 1994.

(2) All amounts in this column represent matching contributions to the Crescent Real Estate Equities, Ltd. 401(k) Plan.

(3) The number of securities underlying options granted represent the number of Common Shares issuable following (i) exercise of Plan Options for Plan Units on a one-for-one basis and (ii) assuming shareholder approval of Exchange Rights for such Plan Units, the exchange of Plan Units for Common Shares on a one-for-two basis.

(4) Mr. Haddock served as President and Chief Operating Officer of the Company from the Company's inception in 1994 to December 19, 1996.

(5) Had the Company been in existence during the entire period of 1994, base salaries would have been $160,000, $160,000, $125,000, $125,000, and $85,000 for Messrs. Haddock, Goff, Lucas, Dean, and Eidson, respectively.

(6) Mr. Goff served as Chief Executive Officer of the Company from the Company's inception in 1994 to December 19, 1996.

(7) The Company issued 16,598 and 6,640 Restricted Shares on June 12, 1995 at a market price of $15.0625 and vest annually in equal one-fifth installments to Mr. Lucas and Mr. Dean, respectively. Dividends are paid on the Restricted Shares to the holder of the Restricted Shares.

 (8) Represents shares underlying options granted in March 1996 based on individual's performance in 1995.

 (9) Includes 8,000 shares underlying options granted in 1995 based on individual's performance in 1994.

(10) The Company issued 19,044 Units valued at $14.375 to Mr. Eidson as non-cash bonus compensation. The Units are exchangeable for Common Shares on a one-for-two basis.


     Certain information regarding options granted to the named executive officers for the year ended December 31, 1996. The Company has not granted any SARs.

                                    TABLE 2

             OPTION/SAR GRANTS FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                                                       POTENTIAL
                                                                                                  REALIZABLE VALUE AT
                                                                                                     ASSUMED ANNUAL
                                   NUMBER OF      % OF TOTAL                                         RATES OF STOCK
                                   SECURITIES      OPTIONS                                         PRICE APPRECIATION
                                   UNDERLYING     GRANTED TO       EXERCISE                         FOR OPTION TERM*
                                    OPTIONS      EMPLOYEES IN      OR BASE        EXPIRATION      --------------------
              NAME(1)              GRANTED(#)    FISCAL YEAR     PRICE($/SH.)        DATE            5%         10%
              ----                 ----------    ------------    ------------    -------------    --------    --------
                                                                                                     (IN THOUSANDS)
Gerald W. Haddock................  2,000,000(2)      41.2%         $17.5625        July 2006       $22,090     $55,980
John C. Goff.....................  2,000,000(2)      41.2%         $17.5625        July 2006       $22,090     $55,980
Dallas E. Lucas..................    120,000(3)       2.5%         $21.8125      November 2006     $ 1,646     $ 4,172
David M. Dean....................    120,000(3)       2.5%         $21.8125      November 2006     $ 1,646     $ 4,172
James M. Eidson, Jr..............    210,000(4)       4.3%         $20.5982      July/November     $ 2,720(4)  $ 6,894(4)
                                                                                    2006(3)

---------------

 * Potential Realizable Value is the change in share price of securities underlying options granted, based on the assumed annual growth rates shown over their 10-year option term. For example, a 5% growth rate, compounded annually, for Mr. Goff's grant results in a share price of $28.61 per share and a 10% growth rate, compounded annually, results in a share price of $45.55 per share. These potential realizable values are listed to comply with the regulations of the Securities and Exchange Commission (the "Commission"), and the Company cannot predict whether these values will be achieved. Actual gains, if any, on share option exercise are dependent on the future performance of the shares.

(1) Excludes James S. Wassel, who resigned from his position as an executive officer and employee of the General Partner in May 1997. For 1996, the Company granted options to purchase 60,000 Common Shares to Mr. Wassell, representing 1.2% of the total options granted to employees for 1996. The options have an exercise price of $20.5982 per Common Share and expire in November 1996. The "potential realizable value" of such options (see above note explaining the calculation thereof) at a 5% and 10% assumed annual rate of stock price appreciation for the option term is $823 and $2,086 respectively.

(2) The number of securities underlying options granted represent the number of Common Shares issuable following (i) exercise of Plan Options for Plan Units on a one-for-one basis and, (ii) assuming shareholder approval of Exchange Rights for such Plan Units, the exchange of Plan Units for Common Shares on a one-for-two basis. Plan Options relating to 1,500,000 Common Shares vest in equal one-seventh installments on July 16, 1997, 1998, 1999, 2000, 2001, 2002 and 2003; Plan Options relating to 500,000 Common Shares vested on January 8, 1997.

(3) Vest in equal one-fifth installments on November 19, 1997, 1998, 1999, 2000 and 2001.

(4) Options relating to 150,000 Common Shares (i) vest in equal one-fifth installments on November 19, 1997, 1998, 1999, 2000 and 2001, (ii) have an expiration date of November 2006 and (iii) have a potential realizable value of $2,058 and $5,215 based on 5% and 10%, respectively, assumed annual rates of stock price appreciation for the option term. Options relating to the remaining 60,000 Common Shares (i) vest in equal one-fifth installments on July 16, 1997, 1998, 1999, 2000 and 2001, (ii) have an expiration date of July 2006 and (iii) have a potential realizable value of $662 and $1,679 based on 5% and 10%, respectively, assumed annual rates of stock price appreciation for the option term.

     The following table provides information about option exercises by the named executive officers in the last fiscal year and options held by each of them at December 31, 1996. The Company has not granted any SARs.

                                    TABLE 3

                       OPTION VALUES AT DECEMBER 31, 1996

                                                                    NUMBER OF SECURITIES
                                                                   UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                                                         OPTIONS AT                IN-THE-MONEY OPTIONS
                                      SHARES                         FISCAL YEAR END(#)          AT FISCAL YEAR END($)(4)
                                    ACQUIRED ON      VALUE      ----------------------------    ---------------------------
               NAME(1)              EXERCISE(#)   REALIZED($)   EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
               ----                 -----------   -----------   -----------    -------------    -----------   -------------
                                                                                                      (IN THOUSANDS)
Gerald W. Haddock.................      --            --           893,314(2)    1,759,158(3)     $ 9,543        $16,494
John C. Goff......................      --            --         1,052,936(2)    1,838,968(3)     $11,758        $17,602
Dallas E. Lucas...................      --            --            34,933         203,067        $   484        $ 1,477
David M. Dean.....................      --            --            21,600         206,400        $   289        $ 1,513
James M. Eidson, Jr...............      --            --                --         270,000             --        $ 1,824

---------------

(1) Excludes James S. Wassel, who resigned from his position as an executive officer and employee of the General Partner in May 1997. At December 31, 1996, Mr. Wassel held exercisable options to acquire 2,000 Common Shares, and unexercisable options to acquire 128,000 Common Shares. The value of the unexercised in-the-money options held by Mr. Wassel at December 31, 1996 was $27 for exercisable options and $683 for unexercisable options. Upon Mr. Wassel's resignation, all unexercisable options lapsed.

(2) The number of securities underlying exercisable but unexercised options includes 500,000 Common Shares. Such Common Shares may be issued following exercise of Plan Options for Plan Units on a one-for-one basis and, assuming shareholder approval of Exchange Rights for such Plan Units, the exchange of Plan Units for Common Shares on a one-for-two basis.

(3) The number of securities underlying unexercisable and unexercised options includes 1,500,000 Common Shares. Such Common Shares may be issued following vesting and exercise of Plan Options for Plan Units on a one-for-one basis and, assuming shareholder approval of Exchange Rights for such Plan Units, the exchange of Plan Units for Common Shares on a one-for-two basis.

(4) Market value of securities underlying in-the-money options based on the closing price of the Company's Common Shares on December 31, 1996 (the last trading day of the fiscal year) on the New York Stock Exchange of $26.375, minus exercise price.

TRUST MANAGERS COMPENSATION

     Each trust manager who is not also an officer of the Company receives an annual fee of $20,000 (payable in cash or, at the election of the trust manager, in Common Shares with the equivalent fair market value), a meeting fee of $1,000 for each Board of Trust Managers (but not committee) meeting attended (in person or by telephone) and reimbursement of expenses incurred in attending meetings. Trust Managers who are also officers receive no separate compensation for their service as trust managers.

EMPLOYMENT AGREEMENTS

     As part of the transactions in connection with the formation of the Company, the Operating Partnership assumed Employment Agreements between Rainwater, Inc., and each of John C. Goff and Gerald W. Haddock. The Employment Agreements for Messrs. Goff and Haddock provide that each of them shall receive minimum base compensation of $160,000 per annum. On July 1, 1995, the General Partner's Board of Directors increased the salary for each of Messrs. Goff and Haddock to $240,000 per annum. On March 14, 1996, the General Partner's Board of Directors increased the salary for each of Messrs. Goff and Haddock to $300,000 per annum and, on March 2, 1997, to $400,000 per annum. The term of each of the Employment Agreements expires on April 15, 1998, subject to automatic renewal for one-year terms unless terminated by the Operating Partnership or Messrs. Goff or Haddock. Such Employment Agreements also require that Messrs. Goff and Haddock enter into the Noncompetition Agreements described below.

AGREEMENTS NOT TO COMPETE

     The Company is dependent on the services of Richard E. Rainwater, John C. Goff and Gerald W. Haddock. Messrs. Goff and Haddock are employees of the Company. Mr. Rainwater serves as Chairman of the Board of Trust Managers, but has no employment agreement with the Company and, therefore, is not obligated to remain with the Company for any specified term. In connection with the initial public offering of the Company's Common Shares in May 1994 (the "Initial Offering"), each of Messrs. Rainwater, Goff and Haddock entered into a Noncompetition Agreement with the Company that restricts him from engaging in certain real estate related activities during specified periods of time. The restrictions imposed by Mr. Rainwater's Noncompetition Agreement will terminate one year after the later to occur of (i) the date on which Mr. Rainwater ceases to serve as a trust manager of the Company and (ii) the date on which Mr. Rainwater's beneficial ownership of the Company (including Common Shares and Units) first represents less than a 2.5% ownership interest in the Company, but in no event earlier than May 5, 1997. The Noncompetition Agreements do not prohibit Messrs. Rainwater, Goff and Haddock from engaging in certain activities with respect to properties already owned or from making certain passive real estate investments. The restrictions imposed by Mr. Goff's and Mr. Haddock's Noncompetition Agreements will terminate one year after the subject individual first ceases to be a trust manager or an executive officer of the Company.

     In addition, each of Messrs. Rainwater, Goff and Haddock has agreed that, as long as his Noncompetition Agreement remains in effect, real estate investment opportunities that are presented to him will be offered to the Company and that, if the Company elects not to make any investment offered to it by any of them, neither the party who offered such investment opportunity to the Company nor his controlled affiliates will participate in the investment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  VOTING SECURITIES AND PRINCIPAL STOCKHOLDERS

     The following table sets forth the beneficial ownership of Common Shares and Units for (i) each shareholder of the Company who beneficially owns more than 5% of the Common Shares and Units; (ii) each trust manager and named executive officer of the Company or General Partner; and (iii) the trust managers and executive officers of the Company or General Partner as a group. Unless otherwise indicated in the footnotes, all Common Shares and all Units are owned directly by the listed beneficial owner.

                              BENEFICIAL OWNERSHIP

                                                                                                                       PERCENT OF
                                    NUMBER                  PERCENT     NUMBER                 PERCENT    NUMBER OF      SHARES
       NAME AND ADDRESS OF            OF                      OF          OF                      OF      SHARES AND      AND
       BENEFICIAL OWNER(1)         SHARES(2)               SHARES(3)   UNITS(2)                UNITS(3)    UNITS(2)     UNITS(3)
       -------------------         ---------               ---------   ---------               --------   ----------   ----------
Richard E. Rainwater.............  7,065,912(4)(5)            7.2%     6,822,962(5)              51.4%    13,888,874      12.5%
John C. Goff.....................  1,005,934(4)(6)            1.0%     1,270,114(7)               9.2%     2,276,048       2.0%
Gerald W. Haddock................    652,984(4)(6)            0.7%     1,040,638(8)               7.6%     1,693,622       1.5%
Dallas E. Lucas..................     68,200(4)(6)(9)           *             --                    *         68,200         *
David M. Dean....................     46,878(4)(6)(9)           *             --                    *         46,878         *
James M. Eidson, Jr..............     32,720(4)(6)              *             --                              32,720         *
Anthony M. Frank.................     19,800(4)                 *             --                    *         19,800         *
Morton H. Meyerson...............    103,597(10)                *         54,858(10)                 *       158,455         *
William F. Quinn.................     22,597(4)                 *             --                    *         22,597         *
Paul E. Rowsey, III..............     33,997(4)                 *             --                    *         33,977         *
Melvin Zuckerman.................          0                    *      1,484,566                 11.2%     1,484,566       1.4%
FMR Corp.........................  7,190,800(11)              7.5%            --                    *      7,190,800       6.6%
  82 Devonshire Street
  Boston, Massachusetts 02109
The Prudential Insurance.........  5,161,696(12)              5.3%            --                    *      5,161,696       4.7%
  Company of America
  Prudential Plaza
  Newark, New Jersey 07102-3777
Cohen & Steers Capital...........  5,321,200(13)              5.5%            --                    *      5,321,200       4.8%
  Management, Inc.
  757 Third Avenue
  New York, New York 10017
Trust Managers and Executive
  Officers as a Group (19
  persons(14))...................  9,162,151(4)(5)(6)(9)      9.2%     10,675,722(5)(7)(8)(10)   74.8%    19,837,873      17.4%
                                            (10)(15)

---------------

  *  Less than 1%

 (1) Unless otherwise indicated, the address of each beneficial owner is 777 Main Street, Suite 2100, Fort Worth, Texas 76102.

 (2) All information is as of April 28, 1997 unless otherwise indicated. As of such date, 96,488,489 shares of Common Stock ("Shares") and 13,267,072 Units were outstanding. For purposes of this table, a person is deemed to have "beneficial ownership" of the number of Shares that such person has the right to acquire within 60 days of April 28, 1997 upon exercise of options to purchase Common Shares ("Options") granted pursuant to the Company's 1994 Stock Incentive Plan and the Amended 1995 Plan or, for Units, upon the exchange of Units for Common Shares on a one-for-two basis (assuming the Company elects to issue Shares rather than pay cash upon such exchange). The total number of Units outstanding represents approximately 12.1% of the total partnership interests in the Operating Partnership.

 (3) For purposes of computing the percentage of outstanding Shares held by each person, all Common Shares that such person has the right to acquire within 60 days pursuant to the exercise of Options or upon the exchange of Units for Common Shares are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other person. For purposes of computing the percentage of outstanding Units and the percentage of outstanding Shares and Units held by each person, all Units that such person has the right to acquire within 60 days upon the exchange of Units for Common Shares on a one-for-two basis are deemed to be outstanding.

 (4) The number of Shares beneficially owned by the following persons includes the number of Shares indicated due to the vesting of Options: Richard E. Rainwater -- 1,165,624; John C. Goff -- 891,904; Gerald W. Haddock -- 652,472; Dallas E. Lucas -- 50,200; David M. Dean -- 40,400; James M.
     Eidson, Jr. -- 12,000; Anthony M. Frank -- 2,800; William F. Quinn -17,800; Paul E. Rowsey, III -- 32,800; and Trust Managers and Executive Officers as a Group -- 2,951,600.

 (5) The number of Shares and Units beneficially owned by Richard E. Rainwater includes 1,200,000 Shares and 126,588 Units owned by trusts established for the benefit of Mr. Rainwater's children, and 460,000 Shares and 1,780 Units owned by Darla Moore, who is Mr. Rainwater's spouse. Mr. Rainwater disclaims beneficial ownership as to all such 1,660,000 Shares and 128,368 Units. In addition, the number of Shares and Units beneficially owned by Mr. Rainwater includes 2,206,374 Shares and 6,335,126 Units owned indirectly by Mr. Rainwater, including (i) 12,346 Shares and 49,506 Units owned by Rainwater, Inc., a Texas corporation, of which Mr. Rainwater is the sole director and owner, (ii) 10,070 Units owned by Tower Holdings, Inc., a Texas corporation, of which Mr. Rainwater is the sole director and owner, (iii) 33,296 Units owned by 777 Main Street Corporation, a Texas corporation, of which Mr. Rainwater is the sole director and owner, (iv) 2,425,836 Units owned by Rainwater Investor Partners, Ltd., a Texas limited partnership, of which Rainwater Inc. is the sole general partner, (v) 555,424 Units owned by Rainwater RainAm Investors, L.P., a Texas limited partnership, of which Rainwater, Inc. is the sole general partner, (vi) 3,260,994 Units owned by Office Towers LLC, a Nevada limited liability company, of which Mr. Rainwater and Rainwater, Inc. own an aggregate 100% interest, and (vii) 2,194,028 Shares owned by the Richard E. Rainwater 1995 Charitable Remainder Unitrust No. 1, of which Mr. Rainwater is the sole trustee.

 (6) The number of Shares beneficially owned by the following persons includes the number of Common Shares indirectly owned through participation in the Company's 401(k) Plan as of December 31, 1996 as follows: John C. Goff -- 500; Gerald W. Haddock -- 512; Dallas E. Lucas -- 402; David M. Dean -- 766; James M. Eidson, Jr. -- 272 and Trust Managers and Executive Officers as a Group -- 5,822.

 (7) The number of Units beneficially owned by John C. Goff includes 152,560 Units owned by Goff Family, L.P., a Delaware limited partnership, of which Mr. Goff is a general partner.

 (8) The number of Units beneficially owned by Gerald W. Haddock includes 101,706 Units owned by Haddock Family, L.P., a Delaware limited partnership, of which Mr. Haddock is a general partner.

 (9) The number of Shares beneficially owned by Dallas E. Lucas and David M. Dean includes 13,278 and 5,312 Restricted Shares, respectively that vest in equal amounts during the next four years. Mr. Lucas and Mr. Dean each has sole voting power with respect to all such Restricted Shares owned by him.

(10) The number of Shares beneficially owned by Morton H. Meyerson includes 80,000 Shares owned by trusts established for the benefit of Mr. Meyerson's children. Mr. Meyerson disclaims beneficial ownership as to all of such 80,000 Shares. The number of Units beneficially owned by Morton H. Meyerson includes 16,880 Units owned by trusts established for the benefit of Mr. Meyerson's children. Mr. Meyerson disclaims beneficial ownership as to all of such Units.

(11) As reported in the Schedule 13G dated February 14, 1997, filed by FMR Corp., Fidelity Management & Research Company ("Fidelity"), a registered investment adviser and a wholly owned subsidiary of FMR Corp., is the beneficial owner of 6,648,800 Shares as a result of its serving as investment adviser to various registered investment companies (the "Funds"). Each of Edward C. Johnson III, Chairman of FMR Corp., FMR Corp., through its control of Fidelity Management & Research Company, and the Funds has sole power to dispose of such Shares owned by the Funds. Neither FMR Corp., nor Edward C. Johnson III has the sole power to vote or direct the voting of the Shares owned directly by the Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the Shares under written guidelines established by the Funds' Boards of Trustees. In addition to such 6,648,800 Shares, Fidelity Management Trust Company, a wholly owned subsidiary of FMR Corp., is the beneficial owner of 271,000 Shares as a result of its serving as investment manager of the institutional account(s). Edward C. Johnson III and FMR Corp., through its control of Fidelity Management Trust Company, have sole voting and dispositive power over such 271,000 Shares owned by the institutional account(s) as reported above. All information presented herein relating to FMR Corp. and Fidelity is based solely on the Schedule 13G filed by FMR Corp.

(12) As reported in the Schedule 13G (Amendment No. 1) dated January 28, 1997, filed by The Prudential Insurance Company of America ("Prudential"), Prudential may have direct or indirect voting and/or investment discretion over 5,161,696 Shares which are held for the benefit of Prudential's clients by its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or other affiliates. Prudential is reporting the combined holdings of these entities for the purpose of administrative convenience. Prudential has shared voting and dispositive power with respect to 5,155,096 of such Shares and sole voting and dispositive power with respect to 6,600 of such Shares. All information presented herein relating to Prudential is based solely on the Schedule 13G filed by Prudential.

(13) As reported in the Schedule 13G dated March 7, 1996, filed by Cohen & Steers Capital Management ("Cohen & Steers"), Cohen & Steers has sole power to vote or direct the vote of 4,555,600 shares and sole power to dispose of or direct the disposition of 5,321,200 shares. All information presented herein relating to Cohen & Steers is based solely on the Schedule 13G filed by Cohen & Steers.

(14) Excludes James S. Wassel, who resigned from his position as an executive officer and employee of the General Partner in May 1997. As of April 28, 1997, Mr. Wassel was the beneficial owner of 2,908 Common Shares, including 2,000 Common Shares attributable to the vesting of options. In addition, this amount includes 908 Common Shares owned at December 31, 1996 through participation in the Company's 401(k) Plan.

(15) The number of shares beneficially owned by the trust managers and executive officers as a group includes an aggregate of 5,578 Restricted Shares held by two executive officers. Such Restricted Shares will vest in equal amounts during the next four years. Each such executive officer has sole voting power with respect to all Restricted Shares owned by him.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     At the end of 1996, the Company owned four hotel properties, Hyatt Regency Beaver Creek, Denver Marriott City Center, Hyatt Regency Albuquerque and Sonoma Mission Inn & Spa, and two destination health and fitness resorts, Canyon Ranch-Tucson and Canyon Ranch-Lenox (collectively, the "Hotel Properties"). The Company has leased each of the Hotel Properties to independent companies (the "Hotel Lessees") pursuant to six separate leases. The independent companies are owned 4.5% by each of John C. Goff and Gerald W. Haddock, each of whom is an officer and trust manager of the Company, and 91% by the Hotel Lessees' asset managers. Under the leases, each having a term of 10 years, the Hotel Lessees have assumed the rights and obligations of the property owner under the management agreement with the hotel operators, as well as the obligation to pay all property taxes and other charges against the property. As part of each of the lease agreements for five of the Hotel Properties, the Company has agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under the applicable management agreements. The only exception is Canyon Ranch-Tucson, in which the Hotel Lessee of such property owns all furniture, fixtures and equipment associated with the property and will fund all related capital expenditures. Each of the leases provides for the payment by the respective Hotel Lessee of (i) base rent, with periodic rent increases, (ii) percentage rent based on a percentage of gross room revenues above a specified amount and (iii) a percentage of gross food and beverage revenues above a specified amount. Under the leases, the Hotel Lessees paid an aggregate of $15,881 in rent to the Company during 1996.

     In July 1996, the Company acquired Canyon Ranch-Tucson and in December 1996, the Company acquired Canyon Ranch-Lenox for purchase prices of approximately $57,000 and $30,000, respectively. Melvin Zuckerman, who became a trust manager of the Company in November 1996, was the principal shareholder of the corporation (the "Seller") which owned Canyon Ranch-Tucson and which was the general partner of the partnership that owned Canyon Ranch-Lenox prior to the sale to the Company. Of the approximately $57,000 paid by the Company for Canyon Ranch-Tucson, approximately $27,000 was paid through the issuance of Units to the Seller. Each of the purchase prices for the acquisitions was determined as the result of negotiations between the Seller and the Chief Executive Officer of the Company.

     In July 1996, the Company also obtained from the Seller an option to acquire up to 30% of a management company to be formed by the Seller. The management company will have all rights to develop and manage new Canyon Ranch resorts, both within the United States and internationally, and to use and sublicense the Canyon Ranch name and trademarks. The Company must exercise the option on or before July 26, 1997, either in full or in three increments, for an aggregate maximum of $6,000, which amount was determined as the result of negotiations between the Seller and the Chief Executive Officer of the Company.

     Effective March 14, 1996 and July 16, 1996, the Company loaned to each of Morton M. Meyerson and Anthony M. Frank, independent directors of the Company, $187 on a recourse basis, pursuant to a plan approved by the Board of Trust Managers for all holders of options under the 1994 Crescent Real Estate Equities, Inc. Stock Incentive Plan (the "1994 Plan") and the Amended 1995 Plan. Each of Messrs. Meyerson and Frank used the proceeds of the loan, together with $75.00 in cash, to acquire 15,000 Common Shares pursuant to the exercise of 15,000 options that were granted to Messrs. Meyerson and Frank on May 5, 1994 under the 1994 Plan. Each of the loans bears interest at a fixed annual rate equal to the dividend yield on the Common Shares as of March 14, 1996 (for Mr. Meyerson's loan) and July 16, 1996 (for Mr. Frank's loan), the effective date of the applicable loan. Each loan is payable, interest only, on a quarterly basis from dividends paid with respect to such 7,500 Common Shares, with a final payment of all accrued and unpaid interest plus the entire original principal balance due on March 14, 2001 (for Mr. Meyerson's loan) and July 16, 2001 (for Mr. Frank's loan). Mr. Meyerson's loan is secured by 15,000 Units owned by Mr. Meyerson, and Mr. Frank's loan is secured by 15,000 Common Shares owned by Mr. Frank. In addition, effective March 14, 1997, the Company loaned Mr. Meyerson $45 on a recourse basis, and Mr. Meyerson used the proceeds of the loan, together with $14.00 in cash, to acquire 2,800 Common Shares pursuant to the exercise of 2,800 options that were granted to Mr. Meyerson on April 14, 1996 under the Amended 1995 Plan. The loan bears interest at a fixed annual rate equal to the dividend yield on the Common Shares as of March 14, 1997, is secured by the 2,800 Common Shares, and is payable, interest only, on a quarterly basis from distributions paid with respect to such 2,800 Common Shares, with a final payment of all accrued and unpaid interest plus the entire original principal balance due on March 14, 2002.

     Effective in April 1996, the Company purchased 1,187,906 shares of the Series B Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc. ("Fresh Choice"), a chain of upscale casual restaurants, for a total of approximately $5,500 ($4.63 per share). Mr. Rainwater is currently the holder of approximately 9% of the voting common stock of Fresh Choice. The Company also has the option to purchase up to an additional 593,953 shares of the Series C Participating Non-Voting Convertible Preferred Stock at a price of $6.00 per share for a period of three years following the closing of the initial purchase of preferred stock. The Series B preferred stock is senior to the common stock of Fresh Choice and all other preferred stock of Fresh Choice. The Series B preferred stock also is convertible into shares of the common stock of Fresh Choice on a one-for-one basis (and, under certain conditions relating to the earnings of Fresh Choice, may be convertible into another class of preferred stock entitled to elect one-half of the directors of Fresh Choice), provided that, in order to preserve the Company's REIT status, conversion is not permitted if it would cause the Company to be treated as the owner of more than 10% of the outstanding voting securities of Fresh Choice for federal income tax purposes. In addition, the Company will have the option until 2006 to purchase all of Mr. Rainwater's stock in Fresh Choice for $7.34 per share, which represents the cost of such shares to Mr. Rainwater plus Mr. Rainwater's costs associated with the acquisition of such stock and his cost of capital to hold such stock at the rate of LIBOR plus 50 basis points, adjusted on a quarterly basis. As compensation for services rendered in connection with the Fresh Choice investment, the Company also assigned 80,000 of the $6.00 options to Rainwater, Inc.

     On January 29, 1997, the Company entered into an agreement to acquire, for an aggregate purchase price of approximately $400,000, approximately 90 behavioral healthcare facilities (the "Facilities") owned and operated by a subsidiary of Magellan Health Services, Inc. ("Magellan") and warrants to purchase shares of Magellan's common stock. The purchase price was determined as the result of negotiations between the Vice Chairman and the Chief Executive Officer of the Company and Magellan. The warrants will permit the Company to purchase up to 1,283,311 shares of common stock of Magellan, at an exercise price of $30.00 per share, with such warrants exercisable, in increments, during the period from May 1998 through May 2009. In connection with the transaction, a new corporation ("Crescent Affiliate") will be formed by the Company (through a spin-off of shares of Crescent Affiliate to all shareholders of the Company and limited partners of the Operating Partnership at the time of the spin-off). It is anticipated that Messrs. Rainwater, Goff and Haddock will be directors of Crescent Affiliate and will serve as executive officers of Crescent Affiliate (in the same capacities as for the Company). Crescent Affiliate and Magellan will form a new limited liability company ("CBHS") to operate the Facilities. Crescent Affiliate and Magellan each will have a 50% interest in CBHS, subject to dilution of up to 5% each in connection with future incentive compensation of management of CBHS. CBHS will lease the Facilities from the Company pursuant to a triple-net lease with an initial 12-year term (subject to four, five-year renewal options) for annual minimum rent of $40,000, increasing annually at a 5% compounded annual rate.

     Messrs. Rainwater, Goff and Haddock and Mr. Rainwater's children own shares of Magellan common stock and warrants to acquire Magellan common stock. Mr. Rainwater, either directly or indirectly, owns approximately 2,475,000 shares, and warrants to acquire 1,237,500 shares, of Magellan common stock. Mr. Rainwater's children, either directly or indirectly, own approximately 320,000 shares, and warrants to acquire 160,000 shares, of Magellan common stock. Messrs. Goff and Haddock each own, directly or indirectly, approximately 57,000 shares, and warrants to acquire 28,500 shares, of Magellan common stock. These warrants entitle the warrant holders to purchase, at any time until the January 25, 2000 expiration date, shares of Magellan common stock at a purchase price of $26.15 per share.

     Darla D. Moore is married to Mr. Rainwater and is a director of Magellan. As part of the arrangements pursuant to which Mr. Rainwater acquired securities of Magellan, an affiliate of Mr. Rainwater has the right to designate a nominee acceptable to Magellan for election as a director of Magellan for so long as Mr. Rainwater and his affiliates continue to own beneficially a specified minimum number of shares of Magellan common stock. Mr. Rainwater's affiliate proposed Ms. Moore as its nominee for director, and Ms. Moore was elected a director by the Magellan Board on February 22, 1996.

     Management believes that the foregoing transactions are on terms no less favorable than those that could have been obtained in comparable transactions with unaffiliated parties.

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1997.

                                   CRESCENT REAL ESTATE EQUITIES COMPANY
                                   (Registrant)


                                        BY:
                                           -------------------------------------
                                                      Gerald W. Haddock
                                           President and Chief Executive Officer



                                        BY:
                                           -------------------------------------
                                                      Dallas E. Lucas
                                           Senior Vice President, Chief
                                           Financial and Accounting Officer