Form 10-Q
period 1997-03-31
CRESCENT REAL ESTATE EQUITIES INC
filed 1997-05-15
CIK 918958

                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 1997
                           COMMISSION FILE NO 1-13038


                     CRESCENT REAL ESTATE EQUITIES COMPANY
            (formerly known as Crescent Real Estate Equities, Inc.)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  TEXAS                                        52-1862813
---------------------------------------------  --------------------------------
(State or other jurisdiction of incorporation (I.R.S. Employer Identification or organization)


             777 Main Street, Suite 2100, Fort Worth, Texas  76102
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)


       Registrant's telephone number, including area code (817) 877-0477


Number of shares outstanding of each of the registrant's classes of common shares, as of May 14, 1997.

              Common Shares, par value $.01 per share:  96,988,489



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.


     YES X   NO
        ---    ---

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                                   FORM 10-Q
                               TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of March 31, 1997 and December
         31, 1996 (Audited)...............................................     3

         Consolidated Statements of Operations for the three months ended
         March 31, 1997 and 1996..........................................     4

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 1997 and 1996..........................................     5

         Notes to Financial Statements....................................     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Historical Results of Operations...................    12

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings................................................    21

Item 2.  Changes in Securities............................................    21

Item 3.  Defaults Upon Senior Securities..................................    21

Item 4.  Submission of Matters to a Vote of Security Holders..............    21

Item 5.  Other Information................................................    21

Item 6.  Exhibits and Reports on Form 8-K.................................    21


                     CRESCENT REAL ESTATE EQUITIES COMPANY
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                   (NOTE 1)

                                                                 MARCH 31,                       DECEMBER 31,
                                                                   1997                             1996
                                                                   ----                             ----
                                                                (UNAUDITED)                       (AUDITED)
ASSETS:
 Investments in Real Estate:
   Land                                                         $  182,971                       $  146,036
   Building and improvements                                     1,756,745                        1,561,639
   Furniture, fixtures and equipment                                26,096                           24,951
   Less -  Accumulated depreciation                               (221,730)                        (208,808)
                                                                ----------                       ----------
             Net Investment in Real Estate                       1,744,082                        1,523,818

   Cash and cash equivalents                                        42,692                           25,592
   Restricted cash and cash equivalents                             25,051                           36,882
   Accounts receivable, net                                         19,842                           15,329
   Deferred rent receivable                                         19,493                           16,217
   Investments in real estate mortgages and common
       stock of residential development corporations                38,091                           37,069
    Notes receivable, net                                           40,532                           28,890
    Other assets, net                                               56,821                           47,125
                                                                ----------                       ----------
              Total assets                                      $1,986,604                       $1,730,922
                                                                ==========                       ==========

LIABILITIES:
   Borrowings under Credit Facility                             $  156,000                       $   40,000
   Notes payable                                                   778,767                          627,808
   Accounts payable, accrued expenses and other liabilities         43,356                           48,462
                                                                ----------                       ----------
              Total liabilities                                    978,123                          716,270
                                                                ----------                       ----------

MINORITY INTERESTS:
  Operating partnership, 6,640,336 and 6,640,336 units,
       respectively                                                119,255                          120,227
  Investment joint ventures                                         28,944                           29,265
                                                                ----------                       ----------
              Total minority interests                             148,199                          149,492
                                                                ----------                       ----------

SHAREHOLDERS' EQUITY:
   Common shares, $.01 par value, authorized 250,000,000 shares,
       72,324,190 and 36,146,380 shares issued and outstanding
       at March 31, 1997 and December 31, 1996, respectively           723                              361
   Additional paid-in capital                                      905,792                          905,724
   Deferred compensation on restricted shares                         (374)                            (364)
   Retained deficit                                                (45,859)                         (40,561)
                                                                ----------                       ----------
              Total shareholders' equity                           860,282                          865,160
                                                                ----------                       ----------
              Total liabilities and shareholders' equity        $1,986,604                       $1,730,922
                                                                ==========                       ==========




                    The accompanying notes are an integral
                     part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS
                             EXCEPT PER SHARE DATA)
                                    (NOTE 1)



                                                    FOR THE THREE MONTHS
                                                       ENDED MARCH 31,
                                                    --------------------
                                                         (UNAUDITED)
                                                     1997          1996
                                                     ----          ----
REVENUES:
   Office and retail properties                 $    70,415   $    37,465
   Hotel properties                                   8,985         4,532
   Interest and other income                          4,674         1,063
                                                -----------   -----------
          Total revenues                             84,074        43,060
                                                -----------   -----------

EXPENSES:
   Real estate taxes                                  7,925         4,033
   Repairs and maintenance                            5,151         2,200
   Other rental property operating                   17,520         8,721
   Corporate general and administrative               4,845         1,158
   Interest expense                                  14,744         9,159
   Amortization of deferred financing costs             649           983
   Depreciation and amortization                     13,952         9,054
                                                -----------   -----------
          Total expenses                             64,786        35,308
                                                -----------   -----------

          Operating income                           19,288         7,752

OTHER INCOME:
   Equity in net income of residential
     development corporations                           957           811
                                                -----------   -----------


INCOME BEFORE MINORITY INTERESTS                     20,245         8,563
Minority interests                                   (3,494)       (1,583)
                                                -----------   -----------

NET INCOME                                      $    16,751   $     6,980
                                                ===========   ===========
PER SHARE DATA:
   Net income                                   $      0.23   $      0.15
                                                ===========   ===========
WEIGHTED AVERAGE
    SHARES OUTSTANDING                           72,305,184    47,070,628
                                                ===========   ===========



                    The accompanying notes are an integral
                     part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                             (DOLLARS IN THOUSANDS)
                                 (NOTE 1 AND 2)

                                                                     FOR THE THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                        ---------------
                                                                          (UNAUDITED)
                                                                     1997             1996
                                                                     ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $  16,751         $  6,980
Adjustments to reconcile net income to
  net cash provided by operating activities:
        Depreciation and amortization                                14,601           10,037
        Minority interest                                             3,494            1,583
        Non-cash compensation                                            20                -
        Equity in earnings in excess of distributions
          received from residential development
          corporations                                                 (182)            (148)
        Increase in accounts receivable                              (4,513)          (2,960)
        Increase in deferred rent receivable                         (3,276)            (887)
        Increase in other assets                                     (3,458)            (904)
        Decrease in restricted cash and cash equivalents             12,112            9,943
        Decrease in accounts payable, accrued
          expenses and other liabilities                             (5,106)         (11,961)
                                                                  ---------         --------
                Net cash provided by operating activities            30,443           11,683
                                                                  ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of investment properties                       (225,959)         (16,423)
        Capital expenditures - rental properties                     (2,638)            (139)
        Tenant improvement and leasing costs
          - rental properties                                        (6,925)          (1,349)
        Increase in restricted cash and cash equivalents               (281)          (2,168)
        Investment in residential development corporations             (840)         (11,109)
        Investment in unconsolidated companies                          (90)               -
        Escrow deposits - acquisition of investment properties       (4,890)             100
        Increase in notes receivable                                (11,642)            (736)
                                                                  ---------         --------
                Net cash used in investing activities              (253,265)         (31,824)
                                                                  ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Debt financing costs                                           (564)          (2,668)
        Borrowings under Credit Facility                            116,000                -
        Payments under Credit Facility                                    -          (20,000)
        Debt proceeds                                               151,039          108,638
        Debt payments                                                   (80)         (49,045)
        Capital distributions - Joint Venture                          (728)               -
        Proceeds from exercise of stock options                         355                -
        Issuance of partnership units                                     -            2,501
        Dividends and unitholder distributions                      (26,100)         (15,851)
                                                                  ---------         --------
                Net cash provided by financing activities           239,922           23,575
                                                                  ---------         --------

INCREASE IN CASH AND CASH EQUIVALENTS                                17,100            3,434
CASH AND CASH EQUIVALENTS,
        Beginning of period                                          25,592           16,931
                                                                  ---------         --------
CASH AND CASH EQUIVALENTS,
        End of period                                             $  42,692         $ 20,365
                                                                  =========         ========



                    The accompanying notes are an integral
                     part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   ORGANIZATION AND BASIS OF PRESENTATION:


ORGANIZATION

     Crescent Real Estate Equities Company ("Crescent Equities" and, together with its subsidiaries, the "Company") is a fully integrated real estate company operating as a real estate investment trust for federal income tax purposes (a "REIT"). The Company provides management, leasing, and development services with respect to certain of its properties. Crescent Equities is a Texas real estate investment trust which became the successor to Crescent Real Estate Equities, Inc., a Maryland corporation (the "Predecessor Corporation"), on December 31, 1996, through the merger (the "Merger") of the Predecessor Corporation and CRE Limited Partner, Inc., a Delaware corporation, into Crescent Equities. The direct and indirect subsidiaries of Crescent Equities include Crescent Real Estate Equities Limited Partnership (the "Operating Partnership"); Crescent Real Estate Equities, Ltd. (the "General Partner"), which is the sole general partner of the Operating Partnership; six limited partnerships in which the Operating Partnership owns substantially all of the economic interests directly or indirectly, with the remaining interests owned indirectly by the Company through six separate corporations, each of which is a wholly owned subsidiary of the General Partner and a general partner of one of the six limited partnerships. The term "Company" includes, unless the context otherwise requires, Crescent Equities, the Predecessor Corporation, the Operating Partnership, and the other subsidiaries of the Company.

     As of March 31, 1997, the Company directly or indirectly owned a portfolio of real estate assets (the "Properties") located primarily in 17 metropolitan submarkets in Texas and Colorado. The Properties include 58 office properties (the "Office Properties") with an aggregate of approximately 18.0 million net rentable square feet, four full-service hotels with a total of 1,471 rooms and two destination health and fitness resorts (the "Hotel Properties"), six retail properties (the "Retail Properties") with an aggregate of approximately .6 million net rentable square feet and real estate mortgages and non-voting common stock in three residential development corporations (the "Residential Development Corporations").

     The Company owns its assets and carries on its operations and other activities through the Operating Partnership and its other subsidiaries. The Company also has an economic interest in the development activities of the Residential Development Corporations.

     The following table sets forth, by subsidiary, the Properties owned by such subsidiary:

Operating Partnership:  AT&T building, Bank One Tower, Canyon Ranch-Tucson,
                        Chancellor Park, Central Park Plaza, Denver Marriott City Center, Frost Bank Plaza, Greenway I and IA, Greenway II, MCI Tower, Sonoma Mission Inn & Spa, Spectrum Center(1), Three Westlake Park(2), Trammell Crow Center(3), The Woodlands Office Properties(4), The Woodlands Retail Properties(4), 44 Cook, 55 Madison, 160 Spear Street, 1615 Poydras, 301 Congress Avenue(5), 3333 Lee Parkway, and 6225 North 24th Street.

Crescent Real Estate    The Aberdeen, The Avallon, Caltex House, The Citadel,
Funding I, L.P.:        Continental Plaza, The Crescent Atrium,
("Funding I")           The Crescent Office Towers, Regency Plaza One, and
                        Waterside Commons



Crescent Real Estate    Albuquerque Plaza, Barton Oaks Plaza One, Briargate
Funding II, L.P.:       Office and Research Center, Hyatt Regency
("Funding II")          Albuquerque, Hyatt Regency Beaver Creek, Las Colinas
                        Plaza, Liberty Plaza  I & II,  MacArthur Center I & II,
                        Ptarmigan Place, Stanford  Corporate Centre, Two
                        Renaissance Square, and  12404 Park Central

Crescent Real Estate    Greenway Plaza Portfolio(6)
Funding III, IV, and
V, L.P.:
("Funding III, IV
and V")

Crescent Real Estate    Canyon Ranch-Lenox
Funding VI, L.P.:
("Funding VI")
---------------------------------

(1) The Operating Partnership owns the principal economic interest in Spectrum Center through an interest in the partnership which owns both a mortgage note secured by the building and the ground lessor's interest in the land underlying the building.
(2) The Operating Partnership owns the principal economic interest in Three Westlake Park through its ownership of a mortgage note secured by the building.
(3) The Operating Partnership owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building.
(4) The Operating Partnership owns a 75% limited partner interest in the partnerships that own The Woodlands Office and Retail Properties.
(5) The Operating Partnership owns a 49% limited partner interest and Crescent/301 L.L.C., a wholly owned subsidiary of the General Partner and the Operating Partnership, owns a 1% general partner interest in 301 Congress Avenue, L.P., the partnership that owns 301 Congress Avenue.
(6) Funding III owns the Greenway Plaza Portfolio, except for the central heated and chilled water plant building and Coastal Tower Office property, both located within Greenway Plaza, which are owned by Funding IV and Funding V, respectively.

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

2.   SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS:

                                                             Three months ended
                                                                 March 31,
                                                             ------------------

                                                               1997      1996
                                                               ----      ----
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

     Interest paid                                            $13,108   $8,770

   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:

     Two-for-one stock split                                  $   361   $    -

     Conversion of operating partnership units to common
      shares with resulting reduction in minority interest
      and increases in common share and additional paid-in
      capital                                                 $     -   $  282

4.   NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:


Following is a summary of the Company's debt financing:              March 31,
                                                                       1997
                                                                     ---------
Note payable to LaSalle National Bank, as Trustee for
Commercial Mortgage Pass-Through Certificates, Series 1995-MD
IV ("LaSalle Note I") bears interest at 7.83% with an initial seven-year interest-only period (through August 2002), followed by principal amortization based on a 25-year amortization
schedule through maturity in August 2027 (1), secured by the
Funding I properties............................................      $239,000

Note payable to LaSalle National Bank, as Trustee for
Commercial Mortgage Pass-Through Certificates, Series 1996-MD V
("LaSalle Note II") bears interest at 7.79% with an initial
seven-year interest-only period (through March 2003), followed by principal amortization based on a 25-year amortization
schedule through maturity in March 2028(2), secured by the
Funding II properties...........................................       161,000

Note payable to LaSalle National Bank, Trustee of Commercial
Mortgage Pass-Through Certificates, Series 1994-MD II ("LaSalle
Note III") due July 1999, bears interest at 30-day LIBOR plus a weighted average rate of 2.135% (at March 31, 1997 the rate was
7.57% subject to a rate cap of 10%) with a five-year
interest-only term, secured by the Funding III, IV and V
properties......................................................       115,000

Note payable to Connecticut General Life Insurance Company
("CIGNA") due December 2002, bears interest at 7.47% with a
seven-year interest-only term, secured by the MCI Tower and
Denver Marriott City Center properties..........................        63,500

Note payable to Northwestern Mutual Life Insurance Company due
January 2004, bears interest at 7.66% with a seven-year
interest-only term, secured by the 301 Congress Avenue
property........................................................        26,000

Note payable to Metropolitan Life Insurance Company due
September 2001, bears interest at 8.875% with monthly principal and interest payments, secured by five of The Woodlands Office
Properties......................................................        12,338

Note payable to Nomura Asset Capital Corporation ("Nomura
Funding VI Note") bears interest at 10.07% with monthly
principal and interest payments based on a 25-year amortization schedule through July 2020(3), secured by the Funding VI
property........................................................         8,772

Short-term unsecured note payable to The First National Bank of
Boston ("FNBB") due July 1997, bears interest at Eurodollar
rate plus 185 (at March 31, 1997, the rate was
7.29%)..........................................................       150,000(4)

Short-term construction loan payable to Texas Commerce Bank due
September 1997, bears interest at 30-day LIBOR plus 1.7% (at
March 31, 1997 the rate was 7.14%) secured by land and
improvements that relate to the construction of an additional
office building that will be part of The Avallon................         3,157
                                                                      --------
Total Notes Payable                                                   $778,767
                                                                      ========

(1) In August 2007, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,000.
(2) In March 2006, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,000.
(3) In July 1998, the Company may defease the loan by purchasing Treasury obligations to pay the note without penalty. In July 2010, the interest rate due under the note will change to a 10-year treasury yield plus 500 basis points or if the Company so elects, it may repay the note without penalty.
(4) On April 28, 1997, the note was repaid in full with proceeds from the Company's Offering.

     The Company obtained a $175,000 credit facility (the "Credit Facility") in June 1996 led by FNBB, to enhance the Company's financial flexibility in making new real estate investments. Advances under the Credit Facility bear interest at the Eurodollar rate plus 185 basis points. The Credit Facility is unsecured and expires in March 1999. The Credit Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, and a minimum net worth requirement. As of March 31, 1997, the Company was in compliance with all covenants except for one financial covenant for which the Company had obtained a bank waiver. As of March 31, 1997, the interest rate was 7.29% and the outstanding balance was $156,000.

     The Company has entered into a commitment letter with the lender under the Credit Facility to increase the amount of the Credit Facility to $350,000, decrease the interest rate to the Eurodollar rate plus 138 basis points and extend the term until April 2000. Management believes that the modification of the Credit Facility will be completed in June 1997.

5.   MINORITY INTERESTS:

     Minority interests represents (i) the limited partnership interests owned by unitholders in the Operating Partnership ("units") and (ii) joint venture interests held by outside interests. Due to the March 26, 1997 two-for-one stock split, the exchange factor has been adjusted in accordance with the Operating Partnership's limited partnership agreement and each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's investment in the Operating Partnership is increased. During the three months ended March 31, 1997, there were no units exchanged for common shares of the Company.

6.   SHAREHOLDERS' EQUITY:

     On February 4, 1997, the Company paid a cash dividend and unitholder distribution of $26,100 or $.61 per share and equivalent unit, to shareholders and equivalent unitholders of record on January 21, 1997. The dividend represented an annualized dividend of $2.44 per share and equivalent unit.

     On March 2, 1997, the Company declared a two-for-one stock split in the form of a 100% share dividend. The share dividend was paid on March 26, 1997 to shareholders of record on March 20, 1997.


7.   ACQUISITIONS:

     Greenway II. On January 17, 1997, the Company acquired Greenway II, a seven-story Class A office building containing approximately 154,000 net rentable square feet and located in the

Richardson/Plano submarket of Dallas, Texas. The purchase price of Greenway II was approximately $18,200 which was funded through a draw under the Credit Facility.

     Trammell Crow Center. On February 28, 1997, the Company acquired substantially all of the economic interest in Trammell Crow Center, a 50-story Class A office building, which contains approximately 1,128,000 net rentable square feet. The property is located in the cultural and financial district of the CBD submarket of Dallas, Texas. The Company acquired its interest in Trammell Crow Center through the purchase of fee simple title to the property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building. The purchase price was approximately $162,000, of which $150,000 was funded through proceeds from an unsecured, short-term loan with FNBB and the remaining balance of $12,000 through a draw under the Credit Facility.

     Denver Properties. On February 28, 1997, the Company acquired three office buildings in Denver, Colorado, in a single transaction: 44 Cook, 55 Madison and the AT&T building. 44 Cook, a 10-story Class A office building containing approximately 122,000 net rentable square feet, and 55 Madison, an eight-story Class A office building containing approximately 125,000 net rentable square feet, are both located in the Cherry Creek submarket of Denver, Colorado. The AT&T building, a 15-story office building, contains approximately 170,000 net rentable square feet and is located in the Denver CBD submarket. The three office properties were acquired for an aggregate purchase price of approximately $42,675, which was funded through a draw under the Credit Facility.

8.   SUBSEQUENT EVENTS (through May 14, 1997):

     On April 8, 1997, the Company declared a cash dividend and unitholder distribution of $.305 per share and equivalent unit, to shareholders and unitholders of record on April 30, 1997. The cash dividend and unitholder distributions were paid on May 14, 1997, and represented an annualized dividend of $1.22 per share and equivalent unit.

     On April 28, 1997, the Company completed an offering (the "Offering") of 24,150,000 common shares (including the underwriters' overallotment option) at $25.375 per share. Net proceeds from the Offering to the Company after underwriting discount of $29,200 and other offering costs of $3,000 were approximately $580,600. The Company used these net proceeds to fund approximately $306,300 of the purchase price of the portion of the Carter-Crowley Portfolio (as defined below) acquired by the Company on May 9, 1997 and to initially fund approximately $26,000 in connection with the formation and capitalization of Crescent Operating, Inc. ("Crescent Affiliate") (described in Footnote 9). The Company plans to use and the remaining proceeds of approximately $248,300 ultimately to fund a portion of the commitments of the Company and Crescent Affiliate primarily related to the Magellan transaction which is expected to close in June 1997 (described in Footnote 9).

     On May 14, 1997, the Company completed an additional offering of 500,000 common shares to several underwriters who participated in the Offering. The common shares were sold at $25.875 per share. The gross proceeds of $12,938 from the additional offering will be used to fund a portion of the purchase price for the Magellan transaction.

     On February 10, 1997, the Company entered into a contract to acquire for approximately $383,300, substantially all of the assets (the "Carter-Crowley Portfolio") of Carter-Crowley Properties, Inc. ("Carter-Crowley"), an unaffiliated company controlled by the family of Donald J. Carter. At the time the contract was executed, the Carter-Crowley Portfolio included 14 office properties (the "Carter-Crowley Office Portfolio"), with an aggregate of approximately 3.0 million net rentable square feet, approximately 1,216 acres of commercially zoned, undeveloped land located in the Dallas/Fort Worth metropolitan area, two multifamily residential properties located in the Dallas/Fort Worth metropolitan area, marketable securities, an approximately 12% limited partner interest in the limited partnership that owns the Dallas Mavericks NBA basketball franchise, secured and unsecured promissory notes, certain direct non-operating working interests in various oil and gas wells, an approximately 35% limited partner interest in two oil and gas limited partnerships and certain other assets (including operating businesses).
Pursuant to an agreement between Carter-Crowley and the Company, Carter-Crowley liquidated approximately $51,000 of such assets originally included in the Carter-Crowley Portfolio, consisting primarily of the marketable securities and the oil and gas investments, resulting in a reduction in the total purchase price by a corresponding amount to approximately $332,300. On May 9, 1997, the Company and Crescent Affiliate acquired the Carter-Crowley Portfolio.

     The Company acquired certain assets from the Carter-Crowley Portfolio, with an aggregate purchase price of approximately $306,300, consisting primarily of the Carter-Crowley Office Portfolio, the two multifamily residential properties, the approximately 1,216 acres of undeveloped land and the secured and unsecured promissory notes relating primarily to the Dallas Mavericks. In addition to the promissory notes relating to the Dallas Mavericks, the Company obtained rights from the current holders of the majority interest in the Dallas Mavericks to a contingent $10,000 payment if a new arena is built within a 75-mile radius of Dallas.

     The remainder of the Carter-Crowley Portfolio was purchased by Crescent Affiliate utilizing cash contributions and loan proceeds that were provided to Crescent Affiliate by the Company. These assets, which have an allocated cost of approximately $26,000, consist primarily of the approximately 12% limited partner interest in the limited partnership that owns the Dallas Mavericks, an approximately 1% interest in a private venture capital fund and a 100% interest in a construction equipment sale, leasing and services company.

9.   PENDING TRANSACTIONS:

     Spin-Off.  In April 1997, the Company established Crescent Affiliate.
It is anticipated the shares of Crescent Affiliate will be distributed to the partners of the Operating Partnership and the shareholders of Crescent Equities in a spin-off which is expected to occur in June 1997 prior to the closing of the Magellan transaction.

     Prior to the spin-off, the Company will have provided to Crescent
Affiliate a total of approximately $42,500 in the form of cash contributions and loans. Of this amount, approximately $26,000 was provided to Crescent Affiliate on May 9, 1997, and was used by Crescent Affiliate to acquire certain assets from the Carter-Crowley Portfolio. The remaining approximately $16,500 will be provided to Crescent Affiliate prior to the spin-off, and Crescent Affiliate will use such funds to primarily acquire an interest in the entity that will operate the approximately 90 behavioral healthcare facilities that the Company will acquire in the Magellan transaction and to acquire certain warrants to purchase common stock of Magellan Health Services, Inc. The Company will also make available to Crescent Affiliate a line of credit in the amount of approximately $20,000 to be used by Crescent Affiliate to fulfill certain ongoing obligations associated with the Carter-Crowley and Magellan assets. In addition, Crescent Affiliate will obtain certain rights pursuant to the terms of an intercompany agreement to be entered into with the Company in connection with the spin-off. A more detailed description of the spin-off is contained in the Company's current report on Form 8-K/A dated January 29, 1997 and filed April 24, 1997 and Crescent Affiliate's Form S-1 filed on April 15, 1997.

     Magellan Transaction. On January 29, 1997, the Company entered into an agreement with Magellan Health Services, Inc. ("Magellan") to acquire substantially all of the real estate assets of Magellan's domestic hospital provider business as currently owned and operated by a wholly owned subsidiary of Magellan. The Magellan transaction involves various components, certain of which will relate to the Company and certain of which will relate to Crescent Affiliate. Closing of the transaction, which is subject to various closing conditions and to approval of the transaction by the stockholders of Magellan at their annual meeting to be held on May 30, 1997, is expected to occur in June 1997. The total purchase price for the assets to be acquired in the Magellan transaction is $400,000. A more detailed description of the Magellan transaction is contained in the Company's current report on Form 8-K/A dated January 29, 1997 and filed April 24, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND HISTORICAL RESULTS OF OPERATIONS

     The changes in operating results from period to period are primarily the result of increases in the total square feet and number of hotel/resort rooms/guest nights contained in the portfolio due to significant acquisitions made by the Company. The weighted average square feet of consolidated office and retail properties for the three months ended March 31, 1997 and 1996, were approximately 17.5 and 9.0 million, respectively, which represents a 94% increase in net rentable square feet. The weighted average number of rooms/guest nights for consolidated hotel properties for the three months ended March 31, 1997 and 1996, were approximately 1,913 and 1,303, respectively, which represents a 36% increase.

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in real estate conditions (including rental rates and competing properties) or in industries in which the Company's principal tenants compete, the failure to consummate anticipated transactions, the ability to identify acquisitions opportunities meeting the Company's investment strategy, timely leasing of unoccupied square footage, timely releasing of occupied square footage upon expiration, and the Company's ability to generate revenues sufficient to meet debt service payments and other operating expenses; and financing risks, such as the availability of equity and debt financing, the Company's ability to service existing debt, the possibility that the Company's outstanding debt (which requires so-called balloon payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and the fact that interest rates under the Credit Facility and certain other loans may increase.

     This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal and recurring nature.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     Total revenues increased approximately $41.0 million, or 95.1%, to $84.1 million for the three months ended March 31, 1997, as compared to $43.1 million for the three months ended March 31, 1996. An increase in office and retail property revenues of $32.9 million is primarily attributable to the acquisition of 27 office properties and four retail properties subsequent to March 31, 1996, which resulted in $32.3 million of incremental revenues. An increase in hotel property revenues of $4.5 million is primarily attributable to the acquisition of two destination health and fitness resorts and one full-service hotel property subsequent to March 31, 1996, which resulted in $4.2 million of incremental revenues. The increase in interest and other income of $3.6 million for the three months ended March 31, 1997, is primarily attributable to a $3.1 million profit distribution related to the Company's investment in HBCLP, Inc., whose primary asset is its investment in Hudson Bay Partners, L.P., an investment partnership in which the Company holds an effective 95% economic interest.

     Total expenses increased $29.5 million, or 84%, to $64.8 million for the three months ended March 31, 1997, as compared to $35.3 million for the three months ended March 31, 1996. An increase in rental property operating expenses of $15.6 million is primarily attributable to the acquisition of 27 office properties and four retail properties subsequent to March 31, 1996, which resulted in $14.9 million of incremental expenses. Depreciation and amortization increased $4.9 million primarily due to the property acquisitions. Amortization of deferred financing costs decreased $.3 million is due to write-off of unamortized deferred financing costs in April 1996. An increase in interest expense of $5.6 million is primarily attributable to: (i) $.5 million of interest payable under the financing arrangement with Northwestern Mutual Life Insurance Company, which was in place as of December 1996, (ii) $1.0 million of interest payable under the $150 million short-term note with the First National Bank of Boston ("FNBB"), which was in place as of February 1997, (iii) $2.2 million of interest payable under LaSalle Note III, which was assumed in the Greenway Plaza Portfolio transaction in October 1996,
(iv) $1.9 million of incremental interest payable due to draws under the Credit Facility (average balance outstanding for first quarter 1997 and 1996 was $156,000 and $0, respectively), all of which financing arrangements were used to fund property acquisitions. An increase in corporate general and administrative of $3.7 million was primarily attributable to incentive compensation awarded to the Company's executive officers and also to incremental costs associated with the corporate operations of the Company as a direct result of recent property additions to the Company's portfolio.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $42.7 million and $25.6 million at March
31, 1997 and December 31, 1996, respectively. The increase is attributable to $239.9 million and $30.4 million of cash provided by financing and operating activities, respectively, offset by $253.3 million used in investing activities. The Company's inflow of cash provided by financing activities is primarily attributable to proceeds received from the Credit Facility ($116.0 million) and short term FNBB note ($150.0 million) which were partially offset by the distributions paid to shareholders and unitholders ($26.1 million). The cash inflow from operating activities is primarily attributable to property operations and a decrease in restricted cash reserves for payment of real estate taxes, partially offset by the decrease in accounts payable due to the payment of real estate taxes and the increase in accounts receivable, which is due to
(i) recent property acquisitions and (ii) the hotel lessees' percentage rent lease payments which are remitted quarterly, and deferred rent receivable. The Company utilized $253.3 million of cash flow primarily in the following investing activities: (i) the acquisition of five office properties, ($226.0 million); (ii) notes receivable ($11.6 million) primarily attributable to the acquisition of a note receivable secured by a hotel property ($6.5 million) and a loan to Houston Area Development Corporation ($1.9 million); (iii) capital expenditures for rental properties ($2.6 million) primarily attributable to non-recoverable building improvements for the office and retail properties, and replacement of furniture, fixtures and equipment for the hotel properties; and
(iv) recurring and non-recurring tenant improvement and leasing costs for the office and retail properties ($6.9 million).

     On February 14, 1997, the Company filed a shelf registration with the Securities and Exchange Commission ("SEC") for an aggregate of $1.2 billion of common shares, preferred shares and warrants exercisable for common shares. Any securities issued under the registration statement may be offered from time to time in amounts, at prices, and on terms to be determined at the time of the offering. Management believes this shelf registration will provide the Company with more efficient and immediate access to the capital markets at such time as it is considered appropriate. Net proceeds from any offering of these securities are expected to be used for general business purposes, including the acquisition and development of additional properties and other acquisition transactions, the payment of certain outstanding debt and improvements to certain properties in the Company's portfolio.

     On April 28, 1997, the Company completed the Offering of 24,150,000 common shares (including the underwriters' overallotment option) at $25.375 per share. Net proceeds from the Offering to the Company, after an underwriting discount of $29.2 million and other offering costs of $3.0 million were approximately $580.6 million. The Company used these net proceeds to fund approximately $306.3 million of the purchase price of the portion of the Carter-Crowley Portfolio acquired by the Company in May 9, 1997 and to initially fund approximately $26.0 million in connection with the formation and capitalization of Crescent Affiliate. The Company plans to use the remaining proceeds of approximately $248.3 million ultimately to fund a portion of the commitments of the Company and Crescent Affiliate primarily related to the Magellan transaction which is expected to close in June 1997.

     On May 14, 1997, the Company completed an additional offering of 500,000 common shares to several underwriters who participated in the Offering. The common shares were sold at $25.875 per share. The gross proceeds of $12.9 million from the additional offering will be used to fund a portion of the purchase price for the Magellan transaction.

     The significant terms of the Company's debt financing arrangements are shown below (dollars in thousands):


                                                                               BALANCE
                              MAXIMUM     INTEREST RATE AT     EXPIRATION    OUTSTANDING AT
        DESCRIPTION          BORROWINGS    MARCH 31, 1997         DATE       MARCH 31, 1997
---------------------------  ----------   ----------------   --------------  --------------
Fixed Rate Debt:
 LaSalle Note I(a)             $239,000             7.83%     August 2027          $239,000
 LaSalle Note II(b)             161,000             7.79%      March 2028           161,000
 CIGNA Note (c)                  63,500             7.47%    December 2002           63,500
 Northwestern Life Note(d)       26,000             7.66%     January 2004           26,000
 Metropolitan Life Note(e)       12,338             8.88%    September 2001          12,338
 Nomura Funding VI Note(f)        8,772            10.07%      July 2020              8,772
                             ----------    -------------                     --------------
  Total/Weighted Average       $510,610             7.83%                          $510,610
                             ==========    =============                     ==============
Variable Rate Debt:
 Line of Credit(g)             $175,000             7.29%      March 1999          $156,000
 FNBB Note(h)                   150,000             7.29%      July 1997            150,000
 LaSalle Note III(i)            115,000             7.57%      July 1999            115,000
 Texas Commerce Bank Note(j)     11,700             7.14%    September 1997           3,157
                             ----------    -------------                     --------------
  Total/Weighted Average       $451,700             7.36%                          $424,157
                             ==========    =============                     ==============

NOTES:
(a) The note provides for the payment of interest only through August 2002, followed by principal amortization based on a 25-year amortization schedule through maturity. In August 2007, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220 million. LaSalle Note I is secured by Funding I properties (see Note 1 to Item 1. Financial Statements).
(b) The note provides for the payment of interest only through March 2003, followed by principal amortization based on a 25-year amortization schedule through maturity. In March 2006, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154 million. LaSalle Note II is secured by Funding II properties (see Note 1 to Item 1. Financial Statements).
(c)  The note requires payments of interest only during its term. The CIGNA
     Note is secured by the MCI Tower and Denver Marriott City Center properties.
(d) The note requires payments of interest only during its term. The Northwestern Life note is secured by the 301 Congress Avenue property.
(e) The note requires monthly payments of principal and interest and is secured by five of The Woodlands Office Properties.
(f) Under the terms of the note, principal and interest are payable based on a 25-year amortization schedule. In July 1998, the Company may defease the note by purchasing Treasury obligations to pay the note without penalty. The Nomura Funding VI Note is secured by the property owned by Funding VI (see Note 1 to Item 1. Financial Statements). In July 2010, the interest rate due under the note will change to a 10-year treasury yield plus 500 basis points or if the Company so elects, it may repay the note without penalty.
(g) The Credit Facility is unsecured with an interest rate of Eurodollar plus 185 basis points.
(h) The note is unsecured with an interest rate of the Eurodollar rate plus 185 basis points. The note requires payments of interest only during its term. The note was repaid in full on April 28, 1997 with proceeds from the Company's Offering.
(i) The note bears interest at 30-day LIBOR plus a weighted average rate of 2.135% (subject to a rate cap of 10%) and requires payments of interest only during its term. LaSalle Note III is secured by Funding III, IV and V properties (See Note 1 to Item 1. Financial Statements).
(j) The note bears interest at 30-day LIBOR plus 1.7% and requires payments of interest only during its term. The Texas Commerce Bank Note is secured by land and improvements that relate to the construction of an additional office building that will be part of The Avallon.

     Based on the Company's total market capitalization of $3.2 billion at March 31, 1997 (at a $26.750 share price, which was the closing price of the common shares on the NYSE on March 31, 1997, and including the full conversion of all units of minority interest in the Operating Partnership plus total indebtedness), the Company's debt represented 28.9% of its total market capitalization. After the completion of the Offering, the Company's total market capitalization was $3.7 billion (at a $25.625 share price, which was the closing price of the common shares on the NYSE on April 28, 1997, and including the full conversion of all units of minority interest in the Operating Partnership plus total indebtedness) and debt represented 24.9% of its total market capitalization. The Company currently intends to maintain a conservative capital structure with total debt targeted at 40% of total market capitalization.

     The Company expects to meet its short-term liquidity requirements primarily through cash flow provided by operating activities, which the Company believes will be adequate to fund normal recurring operating expenses, debt service requirements, recurring capital expenditures, and distributions to shareholders and unitholders. To the extent the Company's cash flow from operating activities is not sufficient to finance non-recurring capital expenditures, such as tenant improvement and leasing costs related to previously unoccupied space, or investment property acquisition costs, the Company expects to finance such activities with proceeds available under the Credit Facility, available cash reserves and other debt and equity financing.

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

FUNDS FROM OPERATIONS

     Funds from Operations ("FFO"), based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income (loss) (determined in accordance with generally accepted accounting principles or "GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance of an equity REIT. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate distributions paid to shareholders and unitholders for the three months ended March 31, 1997 and 1996 were $33.5 and $15.9 million, respectively. An increase in FFO does not necessarily result in an increase in aggregate distributions because the Company's board of trustees is not required to increase distributions on a quarterly basis unless necessary in order to enable the Company to maintain REIT status. Because the Company must distribute 95% of its real estate investment trust taxable income (as defined in the Code), however, a significant increase in FFO will generally require an increase in distributions to shareholders and unitholders although not necessarily on a proportionate basis. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net income (loss) and cash flows as reported in the consolidated financial statements and notes thereto. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REIT's because these REIT's may not apply the definition of FFO in the same manner as the Company.

                      STATEMENTS OF FUNDS FROM OPERATIONS
                             (dollars in thousands)



                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                            ---------
                                                                                   1997                  1996
                                                                                 -------               --------
Income Before Minority Interests                                                 $20,245                $ 8,563

Adjustments:
Depreciation and amortization of real estate assets                               13,496                  8,889
Adjustment for unconsolidated investments in real estate
 mortgages and common stock of residential development corporations                  266                    322
Minority interest in Joint Ventures                                                 (416)                     -
                                                                                 -------                -------
Funds From Operations                                                            $33,591                $17,774
                                                                                 =======                =======

         RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
                            BY OPERATING ACTIVITIES
                            (dollars in thousands)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                            ---------
                                                                                   1997                   1996
                                                                                 -------                -------
Funds From Operations                                                            $33,591                $17,774

Adjustments:
Depreciation and amortization of non-real estate assets                              293                    165
Amortization of deferred financing costs                                             649                    983
Minority interest in Joint Ventures profit and depreciation
 and amortization of real estate assets                                              579                      -
Adjustment in unconsolidated investments in real estate mortgages
 and common stock of residential development corporations                           (266)                  (322)
Change in deferred rent receivable                                                (3,276)                  (887)
Change in current assets and liabilities                                            (965)                (5,882)
Other                                                                               (162)                  (148)
                                                                                 -------                -------
Net Cash Provided by Operating Activities                                        $30,443                $11,683
                                                                                 =======                =======

The following table sets forth certain information about the Office Properties as of March 31, 1997.

                              OFFICE PROPERTIES

                                                                                                         WEIGHTED
                                                                                                          AVERAGE
                                                                      NET                              FULL-SERVICE
                                                                   RENTABLE                             RENTAL RATE
                                                  YEAR               AREA              PERCENT          PER LEASED
STATE, CITY, PROPERTY       SUBMARKET           COMPLETED          (SQ. FT.)           LEASED           SQ. FT.(1)
---------------------  -------------------  -----------------  -----------------  -----------------  -----------------
Texas
DALLAS
The Crescent Office
Towers...............  Uptown/Turtle Creek        1985                 1,210,899             97%          $25.80

Trammell Crow
Center(2)............  CBD                        1984                 1,128,331             80            24.55

Spectrum Center(3)...  Far North Dallas           1983                   598,250             92            16.64

Waterside Commons....  Las Colinas                1986                   458,739            100            16.32

Caltex House.........  Las Colinas                1982                   445,993             97            25.00

The Aberdeen.........  Far North Dallas           1986                   320,629            100            17.31

MacArthur Center I &
II...................  Las Colinas              1982/1986                294,069             98            17.06

Stanford Corporate
Centre...............  Far North Dallas           1985                   265,507            100            14.77

12404 Park Central...  LBJ Freeway                1987                   239,103             98(4)         16.11

3333 Lee Parkway.....  Uptown/Turtle Creek        1983                   233,484             23(4)         15.99

Liberty Plaza I &
II...................  Far North Dallas         1981/1986                218,813            100            12.92

Greenway II..........  Richardson/Plano           1985                   154,329            100            18.09

Greenway IA..........  Richardson/Plano           1983                    94,784            100            12.31

Greenway I...........  Richardson/Plano           1983                    51,920            100            12.31
                                                                     -----------      ---------      -----------
Subtotal/Weighted
Average..............                                                  5,714,850             91%          $20.45
                                                                     -----------      ---------      -----------
FORT WORTH
Continental Plaza....  CBD                        1982                   954,895             63%(4)       $15.85
                                                                     -----------      ---------      -----------
HOUSTON
Greenway Plaza
Office Portfolio(5)..  Richmond-Buffalo         1969-1982              4,256,885             76%          $14.63
                       Speedway

The Woodlands Office
Properties(6).......   The Woodlands            1980-1996                812,359             97            14.00

Three Westlake
Park(7)..............  Katy Freeway               1983                   414,251            100            13.18
                                                                     -----------      ---------      -----------
Subtotal/Weighted
Average..............                                                  5,483,495             81%          $14.39
                                                                     -----------      ---------      -----------
AUSTIN
Frost Bank Plaza.....  CBD                        1984                   433,024             70%          $17.81

301 Congress
Avenue(8)............  CBD                        1986                   418,338             95            24.01

Bank One Tower.......  CBD                        1974                   389,503             95            14.88

The Avallon..........  Northwest                  1993                   125,959            100            17.72

Barton Oaks Plaza
One..................  Southwest                  1986                    99,792             92            19.16
                                                                     -----------      ---------      -----------
Subtotal/Weighted
Average..............                                                  1,466,616             88%          $18.97
                                                                     -----------      ---------      -----------

                                                                                    WEIGHTED
                                                                                    AVERAGE
                                                          NET                     FULL-SERVICE
                                                        RENTABLE                  RENTAL RATE
                                              YEAR        AREA        PERCENT      PER LEASED
STATE, CITY, PROPERTY       SUBMARKET       COMPLETED  (SQ. FT.)      LEASED       SQ. FT.(1)
---------------------  -------------------  ---------  ----------  -------------  ------------
COLORADO
DENVER

MCI Tower............  CBD                    1982        550,807         98%           $17.18

Ptarmigan Place......  Cherry Creek           1984        418,565         66(4)          14.42

Regency Plaza One....  DTC                    1985        309,862         94             19.15

AT&T.................  CBD                    1982        169,610         99             13.87

The Citadel..........  Cherry Creek           1987        130,652         93             17.76

55 Madison...........  Cherry Creek           1982        124,519         91             15.39

44 Cook..............  Cherry Creek           1984        122,070         69             16.47
                                                       ----------  ---------      ------------
Subtotal/Weighted
Average..............                                   1,826,085         87%           $16.59
                                                       ----------  ---------      ------------
COLORADO SPRINGS
Briargate Office and
Research Center......  Colorado Springs       1988        252,857        100%           $13.90
                                                       ----------  ---------      ------------
ARIZONA
PHOENIX
Two Renaissance
Square...............  CBD                    1990        476,373         76%(4)        $24.17

6225 North 24th
Street...............  Camelback Corridor     1981         86,451          0(4)        -
                                                       ----------  ---------      ------------
Subtotal/Weighted
Average..............                                     562,824         65%           $24.17
                                                       ----------  ---------      ------------
LOUISIANA
NEW ORLEANS
1615 Poydras.........  CBD                    1984        508,741         74%           $14.58
                                                       ----------  ---------      ------------
NEBRASKA
OMAHA
Central Park Plaza...  CBD                    1982        409,850         98%           $12.85
                                                       ----------  ---------      ------------
NEW MEXICO
ALBUQUERQUE
Albuquerque Plaza....  CBD                    1990        365,952         92%           $18.11
                                                       ----------  ---------      ------------
CALIFORNIA
SAN FRANCISCO
160 Spear Street.....  South of Market-CBD    1984        276,420         42%(4)        $22.94
                                                       ----------  ---------      ------------
SAN DIEGO
Chancellor Park......  UTC                    1988        195,733         84%           $20.66
                                                       ----------  ---------      ------------
TOTAL/WEIGHTED
AVERAGE..............                                  18,018,318         84%(4)        $17.56
                                                       ==========  =========      ============

Notes:

(1) Calculated based on base rent payable as of March 31, 1997, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles, and including adjustments for expenses payable by tenants.
(2) The Company owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building.
(3) The Company owns the principal economic interest in Spectrum Center through an interest in Spectrum Mortgage Associates, L.P., which owns both a mortgage note secured by Spectrum Center and the ground lessor's interest in the land underlying the office buildings.
(4) The Company has executed leases at certain properties that had not commenced as of March 31, 1997. If such leases had commenced as of March 31, 1997, the percent leased for all Office Properties would have been 88%. The total percent leased for such Properties would have been as follows: 12404 Park Central -- 100%; 3333 Lee Parkway -- 75%; Continental Plaza -- 100%; Ptarmigan Place -- 93%; Two Renaissance Square -- 85%; 6225 North 24th Street -- 51% and 160 Spear Street -- 81%.
(5)  Consists of 10 Office Properties.
(6) The Company has a 75% limited partner interest in the partnership that owns the 12 Office Properties that comprise The Woodlands Office Properties.
(7) The Company owns the principal economic interest in Three Westlake Park through its ownership of a mortgage note secured by Three Westlake Park.
(8) The Company has a 1% general partner and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

                                HOTEL PROPERTIES

     The following table sets forth certain information about the Hotel Properties for the three months ended March 31, 1997 and 1996. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.


                                                                                          For the three months ended
                                                                                                   March 31,
                                                                                                                      Revenue
                                                                                 Average            Average             Per
                                                      Year                      Occupancy            Daily           Available
                                                   Completed/                      Rate               Rate              Room
                                                                            ------------------  ----------------  ----------------
Property                           Location        Renovated      Rooms       1997      1996     1997     1996     1997     1996
--------                      ------------------  ------------  ----------  --------  --------  -------  -------  -------  -------
FULL-SERVICE HOTELS
Hyatt Regency Beaver  Creek        Avon, CO           1989          295       83%       81%     $357     $331     $296     $267
Denver Marriott City Center       Denver, CO       1982/1994        613       79        80       104       94       82       75
Hyatt Regency Albuquerque       Albuquerque,NM        1990          395       72        77        96       90       69       69
Sonoma Mission Inn & Spa          Sonoma, CA       1927/1987        168       84        91       157      139      131      126
                                                                -------     ----      ----      ----     ----     ----     ----
Total / Weighted Average                                          1,471       78%       80%     $162     $146     $127     $117
                                                                =======     ====      ====      ====     ====     ====     ====
DESTINATION HEALTH & FITNESS RESORTS
Canyon Ranch - Tucson             Tucson, AZ          1980          240(1)    89%(2)    89%(2)  $561(3)  $533(3)  $485(4)  $461(4)
Canyon Ranch - Lenox              Lenox, MA           1989          202(1)    75(2)     78(2)    379(3)   351(3)   276(4)   268(4)
                                                                -------     ----      ----      ----     ----     ----     ----
Total / Weighted Average                                            442       82%       84%     $486     $455     $389     $373
                                                                =======     ====      ====      ====     ====     ====     ====

Notes:

(1) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.
(2) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period.

(3) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.
(4) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

                AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

     The following table sets forth a schedule of the lease expirations for leases in place as of March 31, 1997, for each of the 10 years beginning with the remainder of 1997, for the Office Properties, on an aggregate basis, assuming that none of the tenants exercises renewal options and excluding an aggregate of 2,917,327 square feet of unleased space. For the three months ended March 31, 1997, the annualized weighted average amount of excess expenses paid by tenants for all leases was $.93 per square foot.




                                           NET RENTABLE        PERCENTAGE                     PERCENTAGE OF           ANNUAL
                                               AREA            OF LEASED                      TOTAL  ANNUAL         BASE RENT
                           NUMBER OF       REPRESENTED        NET RENTABLE    ANNUAL BASE       BASE RENT            PER NET
                          TENANTS WITH     BY EXPIRING      AREA REPRESENTED  RENT UNDER       REPRESENTED          RENTABLE
                            EXPIRING         LEASES           BY EXPIRING      EXPIRING        BY EXPIRING            AREA
YEAR OF LEASE EXPIRATION     LEASES       (SQUARE FEET)          LEASES        LEASES(1)          LEASES            EXPIRING(1)
-----------------------------------------------------------------------------------------------------------------------------------
1997                          236          1,550,835             10.4%       $20,862,399            8.3%              $13.45
1998                          227          1,357,891              9.1         21,651,176            8.6                15.94
1999                          181          1,646,423             11.0         26,843,306           10.6                16.30
2000                          128          1,779,364             11.9         24,622,225            9.8                13.84
2001                          134          1,614,405             10.8         29,004,491           11.5                17.97
2002                           76          1,925,917             12.9         33,911,901           13.4                17.61
2003                           33            617,055              4.1         10,582,991            4.2                17.15
2004                           28          1,584,528             10.6         29,604,328           11.7                18.68
2005                           22          1,439,685              9.6         21,651,412            8.6                15.04
2006                           13            366,191              2.4          7,500,650            2.9                20.48
2007 and thereafter            7           1,076,979              7.2         26,163,830           10.4                24.29

(1) Calculated based on base rent payable as of the expiration day of the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles and excluding expenses payable by tenants.

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

                  3.04 Amended and Restated Bylaws of Crescent Real Estate Equities Company (filed as Exhibit No. 4.02 to the Registrant's Registration Statement on Form S-3 (File No. 333-23005) and incorporated herein by reference)

                  4.02 Registration Rights Agreement, dated February 16, 1996, by and among the Registrant, Crescent Real Estate Equities Limited Partnership and certain of the limited partners of Crescent Real Estate Equities Limited Partnership named therein (filed as Exhibit 4.02 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 10-K") and incorporated herein by reference)

                  4.03      Registration Rights Agreement dated January
                            20, 1997, by and among the Registrant, Crescent Real Estate Equities Limited Partnership and certain of the limited partners of Crescent Real Estate Equities Limited Partnership named therein (filed as Exhibit 4.03 to the 1996 10-K and incorporated herein by reference)

                  4.04 Form of Registration Agreement relating to the acquisition of the Greenway Plaza Portfolio (filed as Exhibit 4.01 to the Registrant's Current Report on Form 8-K dated and filed September 27,1996 (the "1996 Form 8-K") and incorporated herein by reference)

                  4.05 Registration Rights Agreement, dated as of June 26, 1996, relating to Canyon Ranch-Tucson (filed as Exhibit No. 4.02 to the 1996 Form 8-K and incorporated herein by reference)

                  4.06 Form of Common Share Certificate (filed as Exhibit No. 4.03 to the 1997 S-3 and incorporated herein by reference

                 10.01 First Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated May 5, 1994 (filed as Exhibit No.
                            10.01 to the Registrant's Registration Statement on Form S-11 (File No. 33-75188) (the "1994 S-11") and
                            incorporated herein by reference)

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

                10.11 Agreement, dated as of August 15, 1996, relating to the acquisition of the Greenway Plaza Portfolio (filed as Exhibit No. 10.02 to the 1996 Form 8-K and incorporated herein by reference)

                10.12 Form of Amended and Restated Lease Agreement, dated January 1, 1996, among Crescent Real Estate Equities Limited Partnership, Mogul Management, LLC and RoseStar Management, LLC, relating to the Hyatt Regency Beaver Creek (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 10-K") and incorporated herein by reference)

                10.13 Real Estate Purchase and Sale Agreement, dated as of January 29, 1997, between Crescent Real
                            Estate Equities Limited Partnership, as purchaser, and Magellan Health Services, Inc., as seller, relating to the acquisition of approximately 90 behavioral healthcare facilities, as amended effective February 28, 1997 (filed as Exhibit 10.13 to the 1996 10-K and incorporated herein by reference)

                10.15 First Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as Exhibit 10.15 to the 1996 10-K and incorporated herein by reference)

                10.16 Lease Agreement, dated December 19, 1995 between Crescent Real Estate Equities Limited Partnership and RoseStar Management, LLC, relating to the Hyatt Regency Albuquerque (filed as Exhibit 10.16 to the 1995 10-K and incorporated herein by reference)

                10.17 Amended and Restated Lease Agreement, dated June 30, 1995 between Crescent Real Estate Equities Limited Partnership and RoseStar Management, LLC, relating to the Denver Marriott (filed as Exhibit
                            10.17 to the 1995 10-K and incorporated herein by reference)

                10.18 Loan Agreement, dated August 24, 1995, including Form of Deed of Trust, Assignment of Rents,
                            Security Agreement and Fixture Filing, and Amendment to Loan Agreement, dated October 19, 1995, between Crescent Real Estate Funding I, L.P. and Nomura Asset Capital Corporation (filed as Exhibit 10.15 to the 1995 10-K and incorporated herein by reference)

                10.19 Loan Agreement, dated August 24, 1995, including Form of Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, between Crescent Real Estate Funding II, L.P. and Nomura Asset Capital Corporation (filed as Exhibit 10.19 to the 1995 10-K and incorporated herein by reference)

                10.20 Mortgage Loan Application and Agreement, dated October 3, 1995, as amended by letter agreements dated October 10, 1995 and October 30, 1995, between Crescent Real Estate Equities Limited Partnership and CIGNA Investments, Inc. and Secured Promissory Note dated December 11, 1995 (filed as Exhibit
                            10.20 to the 1995 10-K and incorporated herein by reference)

                10.22 1995 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit No. 99.01 to the Registrant's Registration Statement on Form S-8 (File No. 333-3452) and incorporated herein by reference)

                10.23 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit No. 10.01 to the 1996 Form 8-K and incorporated herein by reference)

                10.24 Lease Agreement, dated July 26, 1996, between Canyon Ranch, Inc. and Canyon Ranch Leasing, L.L.C. (filed as Exhibit 10.24 to the 1996 10-K and incorporated herein by reference)

                10.25 Lease Agreement, dated November 18, 1996, between Crescent Real Estate Equities Limited Partnership and Wine Country Hotel, LLC. (filed as Exhibit
                            10.25 to the 1996 10-K and incorporated herein by reference)

                10.26 Lease Agreement, dated December 11, 1996, between Canyon Ranch-Bellefontaine Associates, L.P. and Vintage Resorts, LLC. (filed as Exhibit 10.26 to the 1996 10-K and incorporated herein by reference)

                27.01       Financial Data Schedule (filed herewith)

         (b)    Reports on Form 8-K.

                The Company's Current Report on Form 8-K dated February 28, 1997 and filed March 17, 1997, as amended on March 21, 1997, describing the acquisition of Trammell Crow Center and including certain financial information relating to the property.

                The Company's Current Report on Form 8-K dated January 29, 1997 and filed March 24, 1997, as subsequently amended, describing the proposed Carter-Crowley transaction, the proposed Magellan transaction, and the proposed spin-off of Crescent Affiliate, and including certain preliminary financial information relating to certain properties included in the Carter-Crowley transaction.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CRESCENT REAL ESTATE EQUITIES COMPANY





                                      /s/ Gerald W. Haddock
                                    --------------------------------------------
Date:  May 14, 1997                 Gerald W. Haddock, President and Chief
                                    Executive Officer






                                      /s/ Dallas E. Lucas
                                    --------------------------------------------
Date:  May 14, 1997                 Dallas E. Lucas, Senior Vice President,
                                    Chief Financial Officer and Chief
                                    Accounting Officer

                               INDEX TO EXHIBITS


Exhibit
Number         Description of Exhibit
-------        ----------------------
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

4.02 Registration Rights Agreement, dated February 16, 1996, by and among the Registrant, Crescent Real Estate Equities Limited
               Partnership and certain of the limited partners of Crescent Real
               Estate Equities Limited Partnership named therein (filed as
               Exhibit 4.02 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 10-K") and incorporated herein by reference)

4.03 Registration Rights Agreement dated January 20, 1997, by and among the Registrant, Crescent Real Estate Equities Limited
               Partnership and certain of the limited partners of Crescent Real
               Estate Equities Limited Partnership named therein (filed as
               Exhibit 4.03 to the 1996 10-K and incorporated herein by reference)

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

10.01          First Amended and Restated Agreement of Limited Partnership of
               Crescent Real Estate Equities Limited Partnership, dated May 5,
               1994 (filed as Exhibit No. 10.01 to the Registrant's
               Registration Statement on Form S-11 (File No. 33-75188) (the
               "1994 S-11") and incorporated herein by reference)

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

10.12          Form of Amended and Restated Lease Agreement, dated January 1,
               1996, among Crescent Real Estate Equities Limited Partnership,
               Mogul Management, LLC and RoseStar Management, LLC, relating to the Hyatt Regency Beaver Creek (filed as Exhibit 10.12 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 10-K") and incorporated herein by reference)

10.13          Real Estate Purchase and Sale Agreement, dated as of January 29,
               1997, between Crescent Real Estate Equities Limited Partnership, as purchaser, and Magellan Health Services, Inc., as seller, relating to the acquisition of approximately 90 behavioral healthcare facilities, as amended effective February 28, 1997
               (filed as Exhibit 10.13 to the 1996 10-K and incorporated herein by reference)

10.15          First Amended and Restated 1995 Crescent Real Estate Equities
               Company Stock Incentive Plan (filed as Exhibit 10.15 to the 1996
               10-K and incorporated herein by reference)

10.16          Lease Agreement, dated December 19, 1995 between Crescent Real
               Estate Equities Limited Partnership and RoseStar Management,
               LLC, relating to the Hyatt Regency Albuquerque (filed as Exhibit
               10.16 to the 1995 10-K and incorporated herein by reference)

10.17 Amended and Restated Lease Agreement, dated June 30, 1995 between Crescent Real Estate Equities Limited Partnership and
               RoseStar Management, LLC, relating to the Denver Marriott (filed as Exhibit 10.17 to the 1995 10-K and incorporated herein by reference)

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

10.24          Lease Agreement, dated July 26, 1996, between Canyon Ranch, Inc.
               and Canyon Ranch Leasing, L.L.C. (filed as Exhibit 10.24 to the
               1996 10-K and incorporated herein by reference)

10.25          Lease Agreement, dated November 18, 1996, between Crescent Real
               Estate Equities Limited Partnership and Wine Country Hotel, LLC.
               (filed as Exhibit 10.25 to the 1996 10-K and incorporated herein by reference)

10.26          Lease Agreement, dated December 11, 1996, between Canyon
               Ranch-Bellefontaine Associates, L.P. and Vintage Resorts, LLC.
               (filed as Exhibit 10.26 to the 1996 10-K and incorporated herein by reference)

27.01          Financial Data Schedule (filed herewith)