Form 10-K405/A
period 1996-12-31
CRESCENT REAL ESTATE EQUITIES INC
filed 1997-05-16
CIK 918958

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-K/A
                               AMENDMENT No. 2


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


Common Shares par value $.01 per share             New York Stock Exchange, Inc.
--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.


                             YES   X            NO
                                 --------          --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


As of May 9, 1997, the aggregate market value of the 90,277,938 common shares held by non-affiliates of the registrant was approximately $2.3 billion, based upon the closing price of $26 on the New York Stock Exchange.

Number of Common Shares outstanding as of May 15, 1997: 96,493,199


                      DOCUMENTS INCORPORATED BY REFERENCE

                                    None.

The Form 10-K/A of Crescent Real Estate Equities Company (the "Company") for the year ended December 31, 1996 is being amended to update the information contained in Items 10, 11, 12 and 13 to accurately reflect the information as contained in the definitive proxy statement of the Company filed with the Securities and Exchange Commission on May 13, 1997.

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
Dallas E. Lucas...........     N/A     35    Senior Vice President, Chief Financial and
                                               Accounting Officer of the Company and the
                                               General Partner
David M. Dean.............     N/A     36    Senior Vice President, Law, and Secretary of
                                               the Company and the General Partner
James M. Eidson, Jr.......     N/A     42    Senior Vice President, Acquisitions, of the
                                               General Partner
William D. Miller.........     N/A     38    Senior Vice President, Administration, of
                                               the General Partner
Bruce A. Picker...........     N/A     32    Vice President of the General Partner and
                                               Treasurer of the Company and the General
                                               Partner
Joseph D. Ambrose, III....     N/A     46    Vice President, Administration, of the
                                               General Partner
Jerry R. Crenshaw, Jr. ...     N/A     33    Vice President and Controller of the General
                                               Partner
Barry L. Gruebbel.........     N/A     42    Vice President, Property Management, of the
                                               General Partner
Howard W. Lovett..........     N/A     40    Vice President, Corporate Leasing, of the
                                               General Partner
John M. Walker, Jr........     N/A     46    Vice President, Acquisitions, of the General
                                               Partner
John L. Zogg, Jr..........     N/A     33    Vice President, Leasing and Marketing, of
                                               the General Partner


TRUST MANAGERS AND EXECUTIVE OFFICERS

     The Board of Trust Managers consists of eight members, divided into three classes serving staggered three-year terms.


     The following is a summary of the experience of the current and proposed trust managers and the current executive officers.


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


     Gerald W. Haddock, prior to joining the Company, was vice president of Rainwater, Inc. from 1990 to 1994 and was the lead transactional attorney for Mr. Rainwater from 1986 to 1994. During this period, he was in the private practice of law, pursuant to which, among other things, he served as primary outside legal counsel to, and investor with, Mr. Rainwater and primary outside legal counsel to Rainwater, Inc. Mr. Haddock currently is a member of the board of directors of AmeriCredit Corporation, a company engaged in the financing of automobile dealer paper, and ENSCO International Incorporated, an oil field service and offshore drilling company, of which he was one of the three founding directors. In addition, Mr. Haddock serves as general counsel for the Texas Rangers baseball club. Mr. Haddock earned both Bachelor of Business Administration (B.B.A.) and Juris Doctor (J.D.) degrees from Baylor University. He also holds a Master of Laws (L.L.M.) degree in taxation from New York University and has served as the Chairman of the Tax Section of the State Bar of Texas. From the Company's inception in 1994 through December 19, 1996, Mr. Haddock served as President and Chief Operating Officer. Since December 19, 1996, Mr. Haddock has served as President and Chief Executive Officer.

     Anthony M. Frank served as Postmaster General of the United States from 1988 to 1992. Prior to that time, Mr. Frank served as chairman and chief executive officer of First Nationwide Bank, chairman of the Federal Home Loan Bank of San Francisco, chairman of the California Housing Finance Agency and chairman of the Federal Home Loan Mortgage Corporation Advisory Board. Since 1992, he has served as the founding chairman of Independent Bancorp of Arizona until October, 1993 and currently serves as a consultant and director of TransAmerica HomeFirst, a mortgage company specializing in loans to the elderly. Mr. Frank also serves as a director of Acrogen, Inc., a biotechnology company; Irvine Apartment Communities, a large California based apartment REIT; and Charles Schwab & Co., one of the nation's largest discount brokerages. He is also a director of Temple Inland, Inc., a manufacturer of paper and timber products; Bedford Property Investors, Inc., an office and commercial property REIT investing primarily on the West Coast; General American Investors Company, Inc., a closed-end investment company; Financial Security Assurance, a company providing credit enhancement for municipal bond issuers; Cotelligent, Inc., a provider of temporary office support services; and Living Centers of America, Inc., an operator of nursing homes. Mr. Frank received a Bachelor of Arts (B.A.) degree from Dartmouth College and a Master of Business Administration (M.B.A.) degree from the Amos Tuck School of Business at Dartmouth, where he currently serves as overseer.

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


     Melvin Zuckerman is the founder and developer of the Canyon Ranch health and fitness resorts. Mr. Zuckerman opened the original Canyon Ranch in Tucson, Arizona in 1979 and opened a second Canyon Ranch in the Berkshire mountains in Lenox, Massachusetts in 1989. The Company acquired Canyon Ranch-Tucson in July 1996 and Canyon Ranch-Lenox in December 1996. Mr. Zuckerman also serves as a director and holds the lifetime title of President Emeritus of the Wellness Council of Tucson (WELCOT), an organization fostering wellness in the workplace and founded by Mr. Zuckerman in 1984. Prior to the opening of Canyon Ranch-Tucson, Mr. Zuckerman was a builder and real estate developer in the Tucson area for 20 years. Prior to 1958, Mr. Zuckerman worked as a Certified Public Accountant. Mr. Zuckerman holds a Bachelor of Science (B.S.) degree from New York University.


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

     David M. Dean, prior to joining the Company, was an attorney for Burlington Northern Railroad Company from 1992 to 1994, and served as Assistant General Counsel in 1994. At Burlington Northern, he was responsible for the majority of that company's transactional and general corporate legal work. Mr. Dean was previously engaged in the private practice of law from 1986 to 1990 with Kelly, Hart & Hallman and from 1990 to 1992 with Jackson & Walker, L.L.P. where he worked primarily with Mr. Haddock on acquisition, financing and venture capital transactions for Mr. Rainwater and related investor groups. Mr. Dean graduated with honors from Texas A & M University with Bachelor of Arts (B.A.) degrees in English and Philosophy in 1983. He also holds a Juris Doctor (J.D.) degree and a Master of Laws (L.L.M.) degree in taxation from Southern Methodist University, School of Law. Mr. Dean has served as the Senior Vice President, Law, and Secretary since August 1994.

     James M. Eidson, Jr. has seventeen years of experience in the commercial real estate business. Prior to joining the Company, he owned an investment company, specializing in investment grade commercial properties, from 1992 to 1994. From 1989 to 1992, he was associated with CB Commercial Real Estate Group, Inc., where he was a Senior Investment Specialist in their investment grade commercial property group, and from 1982 to 1989 he owned a real estate company through which he provided brokerage and investment services for individuals and large corporate investors and made investments in commercial properties for his own account. He gained his early experience in real estate acquisitions, dispositions, leasing, marketing and consulting while a broker and investment specialist for three years with Hank Dickerson & Company. Mr. Eidson is a former professional football player who played with the Dallas Cowboys from 1976 through 1978. Mr. Eidson holds a Master of Business Administration (M.B.A.) degree from Southern Methodist University and a Bachelor of Science (B.S.) degree from Mississippi State University. Mr. Eidson has served as the Senior Vice President, Acquisitions since May 1995.

     William D. Miller, prior to joining the Company, served as Vice President, Legal Affairs, of the Texas Rangers major league baseball club beginning in March 1994. While with the Rangers, Mr. Miller managed all legal matters concerning the senior management of the baseball club and the partnerships that own or are affiliated with the owners of the club. Mr. Miller was also a member of the senior management of the Rangers and certain partnerships affiliated with the Rangers. In addition, Mr. Miller functioned as the primary lawyer responsible for the Rangers' interest in the development of The Ballpark project in Arlington. Prior to joining the Rangers, Mr. Miller practiced law at Jackson & Walker, L.L.P. from September 1986, was the lead real estate lawyer for Mr. Rainwater, Rainwater, Inc. and Mr. Haddock, and was instrumental in the formation transactions of the Company. Mr. Miller received his Juris Doctor (J.D.) degree with honors from the University of Texas, School of Law, and his Bachelor of Science (B.S.) degree with first honors in Commerce and Engineering Sciences from Drexel University. Mr. Miller has served as Senior Vice President, Administration of the General Partner since joining the Company in May 1997.


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

     Joseph D. Ambrose III, prior to joining the Company, served as Vice President of CRC Environmental Risk Management, Inc., an environmental and risk management consulting firm, from 1993 to 1994. He was responsible for major client interface, development of new risk management initiatives and human resources. For two and one-half years prior to joining CRC, Mr. Ambrose was a Vice President of American Real Estate Group ("AREG"), a liquidating real estate company, where he managed the environmental, insurance and other risks associated with the disposition of a nationwide real estate portfolio. Prior to joining AREG, he was President of Ambrose Properties, Inc., which acquired and developed oil and gas and real estate properties. Mr. Ambrose graduated from Texas Christian University with a Bachelor of Business Administration (B.B.A.) degree in management and received his Juris Doctor (J.D.) and Master of Business Administration (M.B.A.) degrees from Southern Methodist University. Mr. Ambrose has served as the Vice President, Administration since joining the Company in 1994.

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

     Barry L. Gruebbel, prior to joining the Company, was involved with the property and asset management of over 10 million square feet of Class A office, retail, industrial and multi-family real estate in Texas and New Mexico with Hines Industrial from 1982 to 1986, with Southland Investment Properties from 1986 to 1990 and most recently with Rosewood Property Company at The Crescent. Mr. Gruebbel is a Certified Property Manager currently active in the real estate organizations of the Institute of Real Estate Management and Building Owners and Managers. Mr. Gruebbel received a Bachelor of Business Administration (B.B.A.) in Real Estate from the University of Texas at Arlington in 1977. Mr. Gruebbel has been with the Company since its inception and became Vice President, Property Management in February 1997.


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


     John M. Walker, Jr., prior to joining the Company in 1995, practiced law privately from 1976 to 1992. During 1993, he served as the Executive Vice President and Chief Operating Officer of a corporate subsidiary of NHP, Inc., a real estate asset and property management company, and was involved in several personal business projects during 1994 and 1995. Mr. Walker currently serves as a director of Walden Special Corp. and Chimney Trace Special Corp., special purpose affiliates of Walden Residential Properties, Inc. Mr. Walker earned a Bachelor of Arts (B.A.) degree from Vanderbilt University. He also holds Juris Doctor (J.D.) and Master of Business Administration (M.B.A.) degrees from Southern Methodist University. Mr. Walker has served as Vice President, Acquisitions, since June 1996.

     John L. Zogg, Jr., served as vice president of the commercial real estate group of Rosewood Property Company, responsible for marketing and leasing office space in the Dallas and Denver areas from January 1989 to May 1994. For three years prior to joining Rosewood Property Company, Mr. Zogg worked as marketing manager of Gerald D. Hines Interests, responsible for office leasing in the Dallas metropolitan area. He graduated from the University of Texas at Austin with a Bachelor of Arts (B.A.) degree in Economics and holds a Master of Business Administration (M.B.A.) degree from the University of Dallas. Mr. Zogg has served as Vice President, Leasing and Marketing since May 1994.


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

---------------


(1) Excludes James S. Wassel, who resigned from his position as an executive officer and employee of the General Partner in April 1997. For 1996, 1995 and 1994, Mr. Wassel's salary was $200,000, $200,000 and $143,950, respectively, and his bonus for each of such years was $110,000 $55,000 and $39,000, respectively. Had the Company been in existence during the entire period of 1994, Mr. Wassel's base salary would have been $200,000. In addition, the Company issued 1,196 Units valued at $16.75 (a total of $20,033) to Mr. Wassel in 1995 as non-cash bonus compensation. In 1994 and 1996, the Company granted Mr. Wassel options to purchase 10,000 and 60,000 Common Shares, respectively. The 10,000 options were granted in 1995 based on Mr. Wassel's performance in 1994.


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


     The following table provides certain information regarding options granted to the named executive officers for the year ended December 31, 1996. The Company has not granted any SARs.


                                    TABLE 2

             OPTION/SAR GRANTS FOR THE YEAR ENDED DECEMBER 31, 1996


                                                                                                       POTENTIAL
                                                                                                  REALIZABLE VALUE AT
                                                                                                     ASSUMED ANNUAL
                                   NUMBER OF      % OF TOTAL                                         RATES OF STOCK
                                   SECURITIES      OPTIONS                                         PRICE APPRECIATION
                                   UNDERLYING     GRANTED TO       EXERCISE                         FOR OPTION TERM*
                                    OPTIONS      EMPLOYEES IN      OR BASE        EXPIRATION      --------------------
              NAME(1)              GRANTED(#)    FISCAL YEAR     PRICE($/SH.)        DATE            5%         10%
              ----                 ----------    ------------    ------------    -------------    --------    --------
                                                                                                     (IN THOUSANDS)
Gerald W. Haddock................  2,000,000(2)      41.2%         $17.5625        July 2006       $22,090     $55,980
John C. Goff.....................  2,000,000(2)      41.2%         $17.5625        July 2006       $22,090     $55,980
Dallas E. Lucas..................    120,000(3)       2.5%         $21.8125      November 2006     $ 1,646     $ 4,172
David M. Dean....................    120,000(3)       2.5%         $21.8125      November 2006     $ 1,646     $ 4,172
James M. Eidson, Jr..............    210,000(4)       4.3%         $20.5982      July/November     $ 2,720(4)  $ 6,894(4)
                                                                                    2006(4)


---------------


 * Potential Realizable Value is the change in share price of securities underlying options granted, based on the assumed annual growth rates shown over their 10-year option term. For example, a 5% growth rate, compounded annually, for Mr. Haddock's grant results in a share price of $28.61 per share and a 10% growth rate, compounded annually, results in a share price of $45.55 per share. These potential realizable values are listed to comply with the regulations of the Securities and Exchange Commission (the "Commission"), and the Company cannot predict whether these values will be achieved. Actual gains, if any, on share option exercise are dependent on the future performance of the shares.

(1) Excludes James S. Wassel, who resigned from his position as an executive officer and employee of the General Partner in April 1997. For 1996, the Company granted options to purchase 60,000 Common Shares to Mr. Wassel, representing 1.2% of the total options granted to employees for 1996. The options had an exercise price of $21.8125 per Common Share and, due to Mr. Wassel's resignation, expired in April 1997. The "potential realizable value" of such options (see above note explaining the calculation thereof) at a 5% and 10% assumed annual rate of stock price appreciation for the option term is $823,000 and $2,086,000 respectively.


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

(3) Vest in equal one-fifth installments on November 19, 1997, 1998, 1999, 2000 and 2001.


(4) Options relating to 150,000 Common Shares (i) vest in equal one-fifth installments on November 19, 1997, 1998, 1999, 2000 and 2001, (ii) have an expiration date of November 2006 and (iii) have a potential realizable value of $2,058,000 and $5,215,000 based on 5% and 10%, respectively, assumed annual rates of stock price appreciation for the option term. Options relating to the remaining 60,000 Common Shares (i) vest in equal one-fifth installments on July 16, 1997, 1998, 1999, 2000 and 2001, (ii) have an expiration date of July 2006 and (iii) have a potential realizable value of $662,000 and $1,679,000 based on 5% and 10%, respectively, assumed annual rates of stock price appreciation for the option term.

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

---------------


(1) Excludes James S. Wassel, who resigned from his position as an executive officer and employee of the General Partner in April 1997. At December 31, 1996, Mr. Wassel held exercisable options to acquire 2,000 Common Shares, and unexercisable options to acquire 128,000 Common Shares. The value of the unexercised in-the-money options held by Mr. Wassel at December 31, 1996 was $27,000 for exercisable options and $683,000 for unexercisable options. As a result of Mr. Wassel's resignation, all exercisable options must be exercised by April 1998, and all unexercisable options lapsed.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                  VOTING SECURITIES AND PRINCIPAL SHAREHOLDERS

     The following table sets forth the beneficial ownership of Common Shares and Units for (i) each shareholder of the Company who beneficially owns more than 5% of the Common Shares or Units; (ii) each trust manager and named executive officer of the Company or General Partner; and (iii) the trust managers and executive officers of the Company or General Partner as a group. Unless otherwise indicated in the footnotes, all Common Shares and all Units are owned directly by the listed beneficial owner.


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
                                            (10)(15)

---------------

  *  Less than 1%

 (1) Unless otherwise indicated, the address of each beneficial owner is 777 Main Street, Suite 2100, Fort Worth, Texas 76102.


 (2) All information is as of May 9, 1997 unless otherwise indicated. All information as to number of Units reflects the number of Common Shares issuable (on a one-for-two basis) upon exchange of Units, assuming the availability of Exchange Rights of all Units. As of such date, 96,488,489 Common Shares ("Shares") and 13,267,072 Units were outstanding. For purposes of this table, a person is deemed to have "beneficial ownership" of the number of Shares that such person has the right to acquire within 60 days of May 9, 1997 upon exercise of options to purchase Common Shares ("Options") granted pursuant to the Company's 1994 Stock Incentive Plan and the Amended 1995 Plan or, for Units, upon the exchange of Units for Common Shares on a one-for-two basis (assuming the Company elects to issue Shares rather than pay cash upon such exchange). The total number of Units outstanding represents approximately 12.1% of the total partnership interests in the Operating Partnership.

 (3) For purposes of computing the percentage of outstanding Shares held by each person, all Common Shares that such person has the right to acquire within 60 days pursuant to the exercise of Options or upon the exchange of Units (assuming the availability of Exchange Rights for all Units) for Common Shares are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other person. For purposes of computing the percentage of outstanding Units and the percentage of outstanding Shares and Units held by each person, all Units that such person has the right to acquire within 60 days upon the exchange of Units (assuming the availability of Exchange Rights for all Units) for Common Shares on a one-for-two basis are deemed to be outstanding.


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


 (7) The number of Units beneficially owned by John C. Goff includes 152,560 Units owned by Goff Family, L.P., a Delaware limited partnership, of which Mr. Goff is a general partner, and includes 500,000 Units due to the vesting of Plan Options.

 (8) The number of Units beneficially owned by Gerald W. Haddock includes 101,706 Units owned by Haddock Family, L.P., a Delaware limited partnership, of which Mr. Haddock is a general partner, and includes 500,000 Units due to the vesting of Plan Options.

 (9) The number of Shares beneficially owned by Dallas E. Lucas and David M. Dean includes 13,278 and 5,314 Restricted Shares, respectively that vest in equal amounts during the next four years. Mr. Lucas and Mr. Dean each has sole voting power with respect to all such Restricted Shares owned by him.


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


(14) Excludes James S. Wassel, who resigned from his position as an executive officer and employee of the General Partner in April 1997. As of May 9, 1997, Mr. Wassel was the beneficial owner of 2,908 Common Shares, including 2,000 Common Shares attributable to the vesting of options and 1,196 Units. In addition, this amount includes 908 Common Shares owned by Mr. Wassel at December 31, 1996 through participation in the Company's 401(k) Plan.

(15) The number of shares beneficially owned by the trust managers and executive officers as a group includes an aggregate of 5,576 Restricted Shares held by two executive officers other than Messrs. Lucas and Dean. Such Restricted Shares will vest in equal amounts during the next four years. Each such executive officer has sole voting power with respect to all Restricted Shares owned by him.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     At the end of 1996, the Company owned four hotel properties, Hyatt Regency Beaver Creek, Denver Marriott City Center, Hyatt Regency Albuquerque and Sonoma Mission Inn & Spa, and two destination health and fitness resorts, Canyon Ranch-Tucson and Canyon Ranch-Lenox (collectively, the "Hotel Properties"). The Company has leased each of the Hotel Properties to independent companies (the "Hotel Lessees") pursuant to six separate leases. The independent companies are owned 4.5% by each of John C. Goff and Gerald W. Haddock, each of whom is an officer and trust manager of the Company, and 91% by the Hotel Lessees' asset managers. Under the leases, each having a term of 10 years, the Hotel Lessees have assumed the rights and obligations of the property owner under the management agreement with the hotel operators, as well as the obligation to pay all property taxes and other charges against the property. As part of each of the lease agreements for five of the Hotel Properties, the Company has agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under the applicable management agreements. The only exception is Canyon Ranch-Tucson, in which the Hotel Lessee of such property owns all furniture, fixtures and equipment associated with the property and will fund all related capital expenditures. Each of the leases provides for the payment by the respective Hotel Lessee of (i) base rent, with periodic rent increases, (ii) percentage rent based on a percentage of gross room revenues above a specified amount and (iii) a percentage of gross food and beverage revenues above a specified amount. Under the leases, the Hotel Lessees paid an aggregate of $15,881,117 in rent to the Company during 1996.

     In July 1996, the Company acquired Canyon Ranch-Tucson and in December 1996, the Company acquired Canyon Ranch-Lenox for purchase prices of approximately $57,000,000 and $30,000,000, respectively. Melvin Zuckerman, who became a trust manager of the Company in November 1996, was the principal shareholder of the corporation (the "Seller") which owned Canyon Ranch-Tucson and which was the general partner of the partnership that owned Canyon Ranch-Lenox prior to the sale to the Company. Of the approximately $57,000,000 paid by the Company for Canyon Ranch-Tucson, approximately $27,000,000 was paid through the issuance of Units to the Seller. Each of the purchase prices for the acquisitions was determined as the result of negotiations between the Seller and the Chief Executive Officer of the Company.

     In July 1996, the Company also obtained from the Seller an option to acquire up to 30% of a management company to be formed by the Seller. The management company will have all rights to develop and manage new Canyon Ranch resorts, both within the United States and internationally, and to use and sublicense the Canyon Ranch name and trademarks. The Company must exercise the option on or before July 26, 1997, either in full or in three increments, for an aggregate maximum of $6,000,000, which amount was determined as the result of negotiations between the Seller and the Chief Executive Officer of the Company.

     Effective March 14, 1996 and July 16, 1996, the Company loaned to each of Morton M. Meyerson and Anthony M. Frank, independent directors of the Company, $187,425 on a recourse basis, pursuant to a plan approved by the Board of Trust Managers for all holders of options under the 1994 Crescent Real Estate Equities, Inc. Stock Incentive Plan (the "1994 Plan") and the Amended 1995
Plan. Each of Messrs. Meyerson and Frank used the proceeds of the loan, together with $75.00 in cash, to acquire 15,000 Common Shares pursuant to the exercise of 15,000 options that were granted to Messrs. Meyerson and Frank on May 5, 1994 under the 1994 Plan. Each of the loans bears interest at a fixed annual rate equal to the dividend yield on the Common Shares as of March 14, 1996 (for Mr. Meyerson's loan) and July 16, 1996 (for Mr. Frank's loan), the effective date of the applicable loan. Each loan is payable, interest only, on a quarterly basis from dividends paid with respect to such 15,000 Common Shares, with a final payment of all accrued and unpaid interest plus the entire original principal balance due on March 14, 2001 (for Mr. Meyerson's loan) and July 16, 2001 (for Mr. Frank's loan). Mr. Meyerson's loan is secured by 7,500 Units owned by Mr. Meyerson, and Mr. Frank's loan is secured by 15,000 Common Shares owned by Mr. Frank. In addition, effective March 14, 1997, the Company loaned Mr. Meyerson $45,311 on a recourse basis, and Mr. Meyerson used the proceeds of the loan, together with $14.00 in cash, to acquire 2,800 Common Shares pursuant to the exercise of 2,800 options that were granted to Mr. Meyerson on April 14, 1996 under the Amended 1995 Plan. The loan bears interest at a fixed annual rate equal to the dividend yield on the Common Shares as of March 14, 1997, is secured by the 2,800 Common Shares, and is payable, interest only, on a quarterly basis from distributions paid with respect to such 2,800 Common Shares, with a final payment of all accrued and unpaid interest plus the entire original principal balance due on March 14, 2002.



     Effective in April 1996, the Company purchased 1,187,906 shares of the Series B Non-Voting Participating Convertible Preferred Stock of Fresh Choice, Inc. ("Fresh Choice"), a chain of upscale casual restaurants, for a total of approximately $5,500,000 ($4.63 per share). Mr. Rainwater is currently the holder of approximately 9% of the voting common stock of Fresh Choice. The Company also has the option to purchase up to an additional 593,953 shares of the Series C Participating Non-Voting Convertible Preferred Stock at a price of $6.00 per share for a period of three years following the closing of the initial purchase of preferred stock. The Series C preferred stock is senior to the common stock of Fresh Choice and all other preferred stock of Fresh Choice. The Series B preferred stock is senior to the common stock of Fresh Choice and the Series A preferred stock of Fresh Choice. The Series B preferred stock also is convertible into shares of the common stock of Fresh Choice on a one-for-one basis (and, under certain conditions relating to the earnings of Fresh Choice, may be convertible into another class of preferred stock entitled to elect one-half of the directors of Fresh Choice), provided that, in order to preserve the Company's REIT status, conversion is not permitted if it would cause the Company to be treated as the owner of more than 10% of the outstanding voting securities of Fresh Choice for federal income tax purposes. In addition, the Company will have the option until 2006 to purchase all of Mr. Rainwater's stock in Fresh Choice for $7.34 per share, which represents the cost of such shares to Mr. Rainwater plus Mr. Rainwater's costs associated with the acquisition of such stock and his cost of capital to hold such stock at the rate of LIBOR plus 50 basis points, adjusted on a quarterly basis. As compensation for services rendered in connection with the Fresh Choice investment, the Company also assigned 80,000 of the $6.00 options to Rainwater, Inc.

     On January 29, 1997, the Company entered into an agreement to acquire, for an aggregate purchase price of approximately $390,000,000, approximately 90 behavioral healthcare facilities (the "Facilities") owned and operated by a subsidiary of Magellan Health Services, Inc. ("Magellan") and warrants to purchase shares of Magellan's common stock. The purchase price was determined as the result of negotiations between the Vice Chairman and the Chief Executive Officer of the Company and Magellan. The warrants will permit the Company to purchase up to 1,283,311 shares of common stock of Magellan, at an exercise price of $30.00 per share, with such warrants exercisable, in increments, during the period from May 1998 through May 2009. In connection with the transaction, a new corporation ("Crescent Affiliate") will be formed by the Company (through a spin-off of shares of Crescent Affiliate to all shareholders of the Company and limited partners of the Operating Partnership at the time of the spin-off). It is anticipated that Messrs. Rainwater, Goff and Haddock will be directors of Crescent Affiliate and will serve as executive officers of Crescent Affiliate (in the same capacities as for the Company). Crescent Affiliate and Magellan will form a new limited liability company ("CBHS") to operate the Facilities. Crescent Affiliate and Magellan each will have a 50% interest in CBHS, subject to dilution of up to 5% each in connection with future incentive compensation of management of CBHS. CBHS will lease the Facilities from the Company pursuant to a triple-net lease with an initial 12-year term (subject to four, five-year renewal options) for annual minimum rent of $40,000,000, increasing annually at a 5% compounded annual rate.


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

                                  SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of May, 1997.


                                   CRESCENT REAL ESTATE EQUITIES COMPANY
                                   (Registrant)



                                        BY: /s/ GERALD W. HADDOCK

                                           -------------------------------------
                                                      Gerald W. Haddock
                                           President and Chief Executive Officer




                                        BY: /s/ DALLAS E. LUCAS

                                           -------------------------------------
                                                      Dallas E. Lucas
                                           Senior Vice President, Chief
                                           Financial and Accounting Officer