Form 10-Q
period 1997-06-30
CRESCENT REAL ESTATE EQUITIES INC
filed 1997-08-14
CIK 918958

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED JUNE 30, 1997
                           COMMISSION FILE NO 1-13038

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            (formerly known as Crescent Real Estate Equities, Inc.)
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           TEXAS                                     52-1862813
-------------------------------        ----------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


              777 Main Street, Suite 2100, Fort Worth, Texas 76102
-------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)


       Registrant's telephone number, including area code (817) 877-0477


  Number of shares outstanding of each of the registrant's classes of common shares, as of August 12, 1997

              Common Shares, par value $.01 per share: 102,092,627.

-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.


                              YES  X        NO
                                 -----        -----

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                                   FORM 10-Q
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of June 30, 1997 and
         December 31, 1996 (Audited).....................................   3

         Consolidated Statements of Operations for the three
         and six months ended June 30, 1997 and 1996.....................   4

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 1997 and 1996....................................   5

         Notes to Financial Statements...................................   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Historical Results of Operations..................  14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......  25

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................  25

Item 2.  Changes in Securities...........................................  25

Item 3.  Defaults Upon Senior Securities.................................  25

Item 4.  Submission of Matters to a Vote of Security Holders.............  25

Item 5.  Other Information...............................................  25

Item 6.  Exhibits and Reports on Form 8-K................................  25

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                   (NOTE 1)

                                                                     JUNE 30,       DECEMBER 31,
                                                                      1997             1996
                                                                   -----------      -----------
                                                                   (UNAUDITED)       (AUDITED)
ASSETS:
 Investments in real estate:
   Land                                                            $   343,001      $   146,036
   Building and improvements                                         2,240,096        1,561,639
   Furniture, fixtures and equipment                                    45,695           24,951
   Less -  accumulated depreciation                                   (236,967)        (208,808)
                                                                   -----------      -----------
               Net investment in real estate                         2,391,825        1,523,818

   Cash and cash equivalents                                            55,589           25,592
   Restricted cash and cash equivalents                                 28,429           36,882
   Accounts receivable, net                                             17,324           15,329
   Deferred rent receivable                                             23,266           16,217
   Investments in real estate mortgages and common
       stock of residential development corporations                    41,993           37,069
   Notes receivable, net                                               122,992           28,890
   Other assets, net                                                    98,362           47,125
                                                                   -----------      -----------
               Total assets                                        $ 2,779,780      $ 1,730,922
                                                                   ===========      ===========



LIABILITIES:
   Borrowings under Credit Facility                                $   339,700      $    40,000
   Notes payable                                                       792,796          627,808
   Accounts payable, accrued expenses and other liabilities             62,206           48,462
                                                                   -----------      -----------
              Total liabilities                                      1,194,702          716,270
                                                                   -----------      -----------


MINORITY INTERESTS:
  Operating partnership, 6,631,731 and 6,640,336 units,
       respectively                                                    118,645          120,227
  Investment joint ventures                                             28,369           29,265
                                                                   -----------      -----------
              Total minority interests                                 147,014          149,492
                                                                   -----------      -----------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, authorized 250,000,000 shares,
      97,034,491 and 36,146,380 shares issued and outstanding
      at June 30, 1997 and December 31, 1996, respectively                 970              361
   Additional paid-in capital                                        1,499,477          905,724
   Deferred compensation on restricted shares                             (283)            (364)
   Retained deficit                                                    (62,100)         (40,561)
                                                                   -----------      -----------
              Total shareholders' equity                             1,438,064          865,160
                                                                   -----------      -----------
              Total liabilities and shareholders' equity           $ 2,779,780      $ 1,730,922
                                                                   ===========      ===========


  The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS,
                            EXCEPT PER SHARE DATA)
                                   (NOTE 1)


                                                     FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                        ENDED JUNE 30,                     ENDED JUNE 30,
                                                ------------------------------      -----------------------------
                                                          (UNAUDITED)                        (UNAUDITED)
                                                    1997              1996              1997             1996
                                                ------------      ------------      ------------      -----------
REVENUES:
   Office and retail properties                 $     84,904      $     39,360      $    155,319      $    76,825
   Hotel properties                                    8,436             4,192            17,421            8,724
   Behavioral healthcare properties                    2,142                --             2,142               --
   Interest and other income                           3,647             1,447             8,321            2,510
                                                ------------      ------------      ------------      -----------
          Total revenues                              99,129            44,999           183,203           88,059
                                                ------------      ------------      ------------      -----------

EXPENSES:
   Real estate taxes                                   9,697             4,344            17,622            8,377
   Repairs and maintenance                             5,792             2,679            10,943            4,879
   Other rental property operating                    19,080             9,121            36,600           17,842
   Corporate general and administrative                2,638             1,141             7,483            2,299
   Interest expense                                   16,868             9,859            31,612           19,018
   Amortization of deferred financing costs              571               337             1,220            1,320
   Depreciation and amortization                      16,339             9,227            30,291           18,281
                                                ------------      ------------      ------------      -----------
          Total expenses                              70,985            36,708           135,771           72,016
                                                ------------      ------------      ------------      -----------

         Operating income                             28,144             8,291            47,432           16,043

OTHER INCOME:
   Equity in net income of residential
     development corporations                          1,042             1,364             1,999            2,175
                                                ------------      ------------      ------------      -----------


INCOME BEFORE MINORITY INTERESTS AND
  EXTRAORDINARY ITEM                                  29,186             9,655            49,431           18,218
   Minority interests                                 (4,092)           (2,036)           (7,586)          (3,619)
                                                ------------      ------------      ------------      -----------

INCOME BEFORE EXTRAORDINARY ITEM                      25,094             7,619            41,845           14,599
   Extraordinary item                                     --            (1,306)               --           (1,306)
                                                ------------      ------------      ------------      -----------

NET INCOME                                      $     25,094      $      6,313      $     41,845      $    13,293
                                                ============      ============      ============      ===========


PER SHARE DATA:
   Income before extraordinary item             $       0.28      $       0.16      $       0.52      $      0.31
   Extraordinary item                                     --             (0.03)               --            (0.03)
                                                ------------      ------------      ------------      -----------
   Net income                                   $       0.28      $       0.13      $       0.52      $      0.28
                                                ============      ============      ============      ===========

WEIGHTED AVERAGE
  SHARES OUTSTANDING                              89,591,456        47,120,438        80,996,072       47,095,254
                                                ============      ============      ============      ===========


   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                 (NOTES 1 AND 3)


                                                                       FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                  --------------------------
                                                                          (UNAUDITED)
                                                                      1997            1996
                                                                  -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $    41,845      $  13,293
Adjustments to reconcile net income to
  net cash provided by operating activities:
       Depreciation and amortization                                   31,511         19,601
       Minority interest                                                7,586          3,619
       Extraordinary item                                                  --          1,306
       Non-cash compensation                                              131             91
       Equity in earnings in excess of distributions
         received from residential development corporations              (390)          (365)
       Increase in accounts receivable                                 (1,995)        (2,792)
       Increase in deferred rent receivable                            (7,049)        (1,605)
       Increase in other assets                                       (23,439)        (4,933)
       Decrease in restricted cash and cash equivalents                 9,549         12,874
       Increase (decrease) in accounts payable, accrued
         expenses and other liabilities                                13,744         (9,603)
                                                                  -----------      ---------
            Net cash provided by operating activities                  71,493         31,486
                                                                  -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of investment properties                          (876,903)       (64,017)
       Capital expenditures - rental properties                        (8,169)          (759)
       Tenant improvement and leasing costs
         - rental properties                                          (18,519)        (4,443)
       Increase in restricted cash and cash equivalents                (1,096)        (5,234)
       Investment in residential development corporations              (4,534)       (12,667)
       Investment in unconsolidated companies                         (15,064)            --
       Escrow deposits - acquisition of investment properties          (5,665)        (2,950)
       Increase in notes receivable                                   (94,102)        (2,306)
                                                                  -----------      ---------
            Net cash used in investing activities                  (1,024,052)       (92,376)
                                                                  -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt financing costs                                            (2,948)        (4,066)
       Borrowings under Credit Facility                               430,700         58,355
       Payments under Credit Facility                                (131,000)       (20,000)
       Debt proceeds                                                  315,174        108,638
       Debt payments                                                 (150,186)       (57,113)
       Capital distributions - joint venture                           (1,698)            --
       Proceeds from common shares offering                           593,522             --
       Proceeds from exercise of share options                            475             --
       Issuance of partnership units                                       --          1,574
       Distribution of Crescent Operating, Inc. shares to
            unitholders of Operating Partnership and
            shareholders of Crescent Equities                         (11,907)            --
       Dividends and unitholder distributions                         (59,576)       (31,748)
                                                                  -----------      ---------
            Net cash provided by financing activities                 982,556         55,640
                                                                  -----------      ---------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       29,997         (5,250)
CASH AND CASH EQUIVALENTS,
       Beginning of period                                             25,592         16,931
                                                                  -----------      ---------
CASH AND CASH EQUIVALENTS,
       End of period                                              $    55,589      $  11,681
                                                                  ===========      =========



   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.    ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Company ("Crescent Equities" and, together with its subsidiaries, the "Company") is a fully integrated real estate company operating as a real estate investment trust for federal income tax purposes (a "REIT"). The Company provides management, leasing, and development services with respect to certain of its properties. Crescent Equities is a Texas real estate investment trust which became the successor to Crescent Real Estate Equities, Inc., a Maryland corporation (the "Predecessor Corporation"), on December 31, 1996, through the merger (the "Merger") of the Predecessor Corporation and CRE Limited Partner, Inc., a Delaware corporation, into Crescent Equities. The direct and indirect subsidiaries of Crescent Equities include Crescent Real Estate Equities Limited Partnership (the "Operating Partnership"); Crescent Real Estate Equities, Ltd. (the "General Partner"), which is the sole general partner of the Operating Partnership; seven single purpose limited partnerships (formed for the purpose of obtaining securitized debt) in which the Operating Partnership owns substantially all of the economic interests directly or indirectly, with the remaining interests owned indirectly by the Company through seven separate corporations, each of which is a wholly owned subsidiary of the General Partner and a general partner of one of the seven limited partnerships. The term "Company" includes, unless the context otherwise requires, Crescent Equities, the Predecessor Corporation, the Operating Partnership, and the other subsidiaries of the Company.

         As of June 30, 1997, the Company directly or indirectly owned a portfolio of real estate assets (the "Properties") located primarily in 19 metropolitan submarkets in Texas and Colorado. The Properties include 72 office properties (the "Office Properties") with an aggregate of approximately 21.0 million net rentable square feet, 92 behavioral healthcare facilities, four full-service hotels with a total of 1,471 rooms and two destination health and fitness resorts (the "Hotel Properties"), six retail properties (the "Retail Properties") with an aggregate of approximately .6 million net rentable square feet and real estate mortgages and non-voting common stock in three residential development corporations (the "Residential Development Corporations").

         The Company owns its assets and carries on its operations and other activities through the Operating Partnership and its other subsidiaries. The Company also has an economic interest in the development activities of the Residential Development Corporations.

         The following table sets forth, by subsidiary, the Properties owned by such subsidiary:

Operating Partnership:            Addison Tower, The Amberton, AT&T Building, Bank One
                                  Tower, Canyon Ranch-Tucson, Cedar Springs Plaza,
                                  Chancellor Park(1), Central Park Plaza, Concourse
                                  Office Park, Denver Marriott City Center, Frost Bank
                                  Plaza, Greenway I and IA, Greenway II, MCI Tower, One
                                  Preston Park, Palisades Central I, Palisades Central
                                  II, Reverchon Plaza, Sonoma Mission Inn & Spa,
                                  Spectrum Center(2), Stemmons Place, Three Westlake
                                  Park(3), Trammell Crow Center(4), The Addison, The
                                  Meridian, The Woodlands Office Properties(5), The
                                  Woodlands Retail Properties(5), Valley Centre, Walnut
                                  Green, 44 Cook, 55 Madison, 160 Spear Street, 1615
                                  Poydras, 301 Congress Avenue(6), 3333 Lee Parkway,
                                  5050 Quorum and 6225 North 24th Street

Crescent Real Estate              The Aberdeen, The Avallon, Caltex House, The Citadel,
Funding I, L.P.:                  Continental Plaza, The Crescent Atrium, The Crescent
("Funding I")                     Office Towers, Regency Plaza One, and Waterside Commons

Crescent Real Estate              Albuquerque Plaza, Barton Oaks Plaza One,
Funding II, L.P.:                 Briargate Office and Research Center, Hyatt Regency
("Funding II")                    Albuquerque, Hyatt Regency Beaver Creek, Las
                                  Colinas Plaza, Liberty Plaza I & II, MacArthur
                                  Center I & II, Ptarmigan Place, Stanford Corporate
                                  Centre, Two Renaissance Square, and 12404
                                  Park Central


Crescent Real Estate              Greenway Plaza Portfolio(7)
Funding III, IV, and V, L.P.:
("Funding III, IV and V")

Crescent Real Estate              Canyon Ranch-Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate              Behavioral Healthcare Facilities
Funding VII, L.P.:
("Funding VII")

-------------------
(1) The Operating Partnership owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.

(2) The Operating Partnership owns the principal economic interest in Spectrum Center through an interest in the partnership which owns both a mortgage note secured by the building and the ground lessor's interest in the land underlying the building.

(3) The Operating Partnership owns the principal economic interest in Three Westlake Park through its ownership of a mortgage note secured by the building.

(4) The Operating Partnership owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building.

(5) The Operating Partnership owns a 75% limited partner interest in the partnerships that own The Woodlands Office and Retail Properties (See footnote 10 for change in ownership interest).

(6) The Operating Partnership owns a 49% limited partner interest and Crescent/301, L.L.C., a wholly owned subsidiary of the General Partner and the Operating Partnership, owns a 1% general partner interest in 301 Congress Avenue, L.P., the partnership that owns 301 Congress Avenue.

(7) Funding III owns the Greenway Plaza Portfolio, except for the central heated and chilled water plant building and Coastal Tower Office property, both located within Greenway Plaza, which are owned by Funding IV and Funding V, respectively.

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

2.    NEW ACCOUNTING PRONOUNCEMENT:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS") ("SFAS 128") which supersedes APB No. 15 for periods ending December 15, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. Primary EPS and Fully Diluted EPS are replaced by Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The Company does not expect the effect of its adoption of SFAS 128 to be material.

3.   SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS:

                                                           Six months ended
                                                               June 30,
                                                           ----------------
                                                           1997        1996
                                                           ----        ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

   Interest paid                                          $30,648     $18,952

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

   Two-for-one stock split                                $   361     $    --

  Conversion of operating partnership units to common
    shares with resulting reduction in minority
    interest and increases in common share and
    additional paid-in capital                            $   225     $   825

  Minority interest - joint venture capital               $    --     $21,635

4.   NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:

Following is a summary of the Company's debt financing:

                                                                                      June 30,
                                                                                        1997
                                                                                    --------------
Note payable to LaSalle National Bank, as Trustee for Commercial Mortgage
Pass-Through Certificates, Series 1995-MD IV ("LaSalle Note I") bears interest at 7.83% with an initial seven-year interest-only period (through August 2002), followed by principal amortization based on a 25-year amortization schedule
through maturity in August 2027 (1), secured by the Funding I properties..........     $239,000

Note payable to LaSalle National Bank, as Trustee for Commercial Mortgage
Pass-Through Certificates, Series 1996-MD V ("LaSalle Note II") bears interest at 7.79% with an initial seven-year interest-only period (through March 2003), followed by principal amortization based on a 25-year amortization schedule
through maturity in March 2028(2), secured by the Funding II properties...........      161,000

Note payable to LaSalle National Bank, as Trustee for Commercial Mortgage
Pass-Through Certificates, Series 1994-MD II ("LaSalle Note III") due July
1999, bears interest at 30-day LIBOR plus a weighted average rate of 2.135% (at
June 30, 1997 the rate was 7.82% subject to a rate cap of 10%) with a five-year
interest-only term, secured by the Funding III, IV and V properties...............      115,000

Note payable to Connecticut General Life Insurance Company ("CIGNA") due
December 2002, bears interest at 7.47% with a seven-year interest-only term,
secured by the MCI Tower and Denver Marriott City Center properties...............       63,500

Note payable to Northwestern Mutual Life Insurance Company due January 2004,
bears interest at 7.66% with a seven-year interest-only term, secured by the
301 Congress Avenue property......................................................       26,000

                                                                                      June 30,
                                                                                        1997
                                                                                    --------------
Note payable to Metropolitan Life Insurance Company due September 2001, bears interest at 8.88% with monthly principal and interest payments, secured by five
of The Woodlands Office Properties................................................       12,264

Note payable to Nomura Asset Capital Corporation ("Nomura Funding VI Note")
bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through July 2020(3), secured by the Funding VI
property..........................................................................        8,741

Short-term unsecured note payable to The First National Bank of Boston ("FNBB")
due October 1997, bears interest at Eurodollar rate plus 138 (at June 30, 1997,
the rate was 7.06%)...............................................................      160,000

Short-term construction loan payable to Texas Commerce Bank due September 1997, bears interest at 30-day LIBOR plus 1.7% (at June 30, 1997 the rate was 7.39%)
secured by land and improvements that relate to the construction of an
additional office building that will be part of The Avallon.......................        7,291
                                                                                       --------
Total Notes Payable                                                                    $792,796
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

         In June 1997, the Company amended and restated the $175,000 unsecured credit facility (the "Credit Facility") agreement which is led by FNBB and increased the amount of the Credit Facility to $350,000, decreased the interest rate to Eurodollar rate plus 138 basis points and extended the term to June 2000. The Credit Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, and a minimum net worth requirement. As of June 30, 1997, the Company was in compliance with all covenants except for one financial covenant for which the Company had obtained a bank waiver. As of June 30, 1997, the interest rate was 7.06% and the outstanding balance was $339,700, with availability of $10,300.

5.   MINORITY INTERESTS:

         Minority interests represents (i) the limited partnership interests owned by unitholders in the Operating Partnership ("units") and (ii) joint venture interests held by outside interests. Due to the March 26, 1997 two-for-one stock split, the exchange factor has been adjusted in accordance with the Operating Partnership's limited partnership agreement and each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's investment in the Operating Partnership is increased. During the six months ended June 30, 1997, there were 9,651 units exchanged for 19,302 common shares.

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

         On April 28, 1997, the Company completed an offering (the "April 1997 Offering") of 24,150,000 common shares (including the underwriters' overallotment option) at $25.375 per share. Net proceeds from the April 1997 Offering to the Company after underwriting discount of $29,222 and other offering costs of $3,000 were approximately $580,584. On May 14, 1997, the Company completed an additional offering of 500,000 common shares to several underwriters who participated in the April 1997 Offering. The common shares were sold at $25.875 per share, totaling gross proceeds of approximately $12,938 (collectively referred to as, the "Offerings").

         In the second quarter of 1997, the Company used net proceeds of $593,522 from the Offerings and approximately $314,700 from borrowings under the Credit Facility and $160,000 of short-term borrowings from FNBB (i) to fund approximately $30,000 in connection with the formation and capitalization of Crescent Operating, Inc. ("Crescent Operating"); (ii) to repay the $150,000 FNBB short-term note payable; (iii) to reduce by $131,000 amounts outstanding under the Credit Facility; (iv) to fund approximately $306,300 of the purchase price of the Carter-Crowley Portfolio (as defined below) acquired by the Company and (v) to fund the commitments of the Company and Crescent Operating related to the Magellan transaction totaling approximately $419,700. The remaining $31,222 has been or will be used for working capital purposes.

         On May 14, 1997, the Company paid a cash dividend and unitholder distribution of $33,476 or $.305 per share and equivalent unit, to shareholders and unitholders of record on April 30, 1997. The dividend represented an annualized dividend of $1.22 per share and equivalent unit.

7.   FORMATION AND CAPITALIZATION OF CRESCENT OPERATING, INC.

         In April 1997, the Company established a new Delaware corporation, Crescent Operating to become a lessee and operator of various assets and to perform an agreement (the "Intercompany Agreement") between Crescent Operating and the Operating Partnership, pursuant to which each has agreed to provide the other with rights to participate in certain transactions. Crescent Operating's certificate of incorporation, as amended and restated, generally prohibits Crescent Operating, for so long as the Intercompany Agreement remains in effect, from engaging in activities or making investments that a REIT could make, unless the Operating Partnership was first given the opportunity but elected not to pursue such activities or investments.

         In connection with the formation and capitalization of Crescent Operating, the Company provided to Crescent Operating approximately $50,000 in the form of cash contributions and loans to be used by Crescent Operating to acquire certain assets described below. The Company also made available to Crescent Operating a line of credit in the amount of $20,400 to be used by Crescent Operating to fulfill certain ongoing obligations associated with these assets.

         On June 12, 1997, the Company distributed the outstanding common stock of Crescent Operating to those persons who were unitholders of the Operating Partnership or shareholders of Crescent Equities on May 30, 1997, on the basis of one share of common stock of Crescent Operating for every five units of limited partner interest in the Operating Partnership held on that date and one share of common stock of Crescent Operating for every ten common shares of beneficial interest of Crescent Equities held on that date. The mailing of the shares and account statements representing the ownership of common stock of Crescent Operating occurred on June 26, 1997.

     On June 12, 1997, Crescent Operating's registration statement was declared effective and Crescent Operating became a public company. The shares of Crescent Operating were accepted for quotation on the OTC Bulletin Board and began trading on a when-issued basis on June 13, 1997.

8.   ACQUISITIONS:

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

         Denver Properties. On February 28, 1997, the Company acquired three office buildings in Denver, Colorado, in a single transaction: 44 Cook, 55 Madison and the AT&T Building. 44 Cook, a 10-story Class A office building containing approximately 119,000 net rentable square feet, and 55 Madison, an eight-story Class A office building containing approximately 125,000 net rentable square feet, are both located in the Cherry Creek submarket of Denver, Colorado. The AT&T Building, a 15-story office building, contains approximately 170,000 net rentable square feet and is located in the Denver CBD submarket. The three office properties were acquired for an aggregate purchase price of approximately $42,675, which was funded through a draw under the Credit Facility.

         Carter-Crowley Portfolio. On February 10, 1997, the Company entered into a contract to acquire for approximately $383,300, substantially all of the assets (the "Carter-Crowley Portfolio") of Carter-Crowley Properties, Inc. ("Carter-Crowley"), an unaffiliated company controlled by the family of Donald
J. Carter. At the time the contract was executed, the Carter-Crowley Portfolio included 14 office properties (the "Carter-Crowley Office Portfolio"), with an aggregate of approximately 3.0 million net rentable square feet, approximately 1,216 acres of commercially zoned, undeveloped land located in the Dallas/Fort Worth metropolitan area, two multifamily residential properties located in the Dallas/Fort Worth metropolitan area, marketable securities, an approximately 12% limited partner interest in the limited partnership that owns the Dallas Mavericks NBA basketball franchise, secured and unsecured promissory notes, certain direct non-operating working interests in various oil and gas wells, an approximately 35% limited partner interest in two oil and gas limited partnerships and certain other assets (including operating businesses). Pursuant to an agreement between Carter-Crowley and the Company, Carter-Crowley liquidated approximately $51,000 of such assets originally included in the Carter-Crowley Portfolio, consisting primarily of the marketable securities and the oil and gas investments, resulting in a reduction in the total purchase price by a corresponding amount to approximately $332,300. On May 9, 1997, the Company and Crescent Operating acquired the Carter-Crowley Portfolio.

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

         The remainder of the Carter-Crowley Portfolio was purchased by Crescent Operating utilizing cash contributions and loan proceeds that were provided to Crescent Operating by the Company. These assets, which have an allocated cost of approximately $26,000, consist primarily of the approximately 12% limited partner interest in the limited partnership that owns the Dallas Mavericks, an approximately 1% interest in a private venture capital fund and a 100% interest in a construction equipment sale, leasing and services company.

         Dallas Mavericks Interest. On June 11, 1997, DBL Holdings, Inc. ("DBL"), a wholly owned subsidiary of the Operating Partnership was formed. In connection with the formation of DBL, the Operating Partnership acquired all the voting and non-voting common stock of DBL, for an aggregate purchase price of approximately $2,500 and loaned to DBL approximately $10,100. The voting common stock, which represented a 5% effective interest in DBL, was subsequently sold to Gerald W. Haddock , the President and Chief Executive Officer of the Company and John C. Goff, the Vice Chairman of the Company for $126. On June 11, 1997, DBL acquired from Crescent Operating for approximately $12,550, the limited partner interest in the partnership that owns the Dallas Mavericks.

         Magellan Transaction. On June 17, 1997, the Company acquired substantially all of the real estate assets of Magellan Health Services, Inc.'s ("Magellan") domestic hospital provider business as previously owned and operated by a wholly owned subsidiary of Magellan. The Magellan transaction involved various components, certain of which relate to the Company and certain of which relate to Crescent Operating.

         The total purchase price for the assets acquired in the Magellan transaction was approximately $419,700. Of this amount, the Company paid approximately $387,200 for the acquisition of 92 behavioral healthcare facilities (the "Magellan Facilities") and $12,500 for the acquisition of warrants to purchase 1,283,311 shares of common stock of Magellan. Crescent Operating paid $5,000 for its interest in Charter Behavioral Health Systems, LLC, a limited liability company ("CBHS"), $12,500 for the acquisition of warrants to purchase 1,283,311 shares of common stock of Magellan and $2,500 to CBHS after the closing. CBHS is owned 50% by Crescent Operating and 50% by a wholly owned subsidiary of Magellan, subject to potential dilution of each by up to 5% in connection with future incentive compensation of management of CBHS.

         The principal component of the transaction is the Company's acquisition of the Magellan Facilities, which are leased to CBHS, and the subsidiaries of CBHS, under a triple-net lease. The lease requires the payment of annual minimum rent in the amount of $41,700, increasing in each subsequent year during the 12-year term at a 5% compounded annual rate. The lease provides for four, five-year renewal options. All maintenance and capital improvement costs will be the responsibility of CBHS during the term of the lease. In addition, CBHS will pay annually an additional $20,000 under the lease, at least $10,000 of which must be used, as directed by CBHS, for capital expenditures each year and up to $10,000 of which may be used, if requested by CBHS, to cover capital expenditures, property taxes, insurance premiums and franchise fees.

9.    PRO FORMA FINANCIAL INFORMATION

         The pro forma financial information for the six months ended June 30, 1997 and 1996 assumes the completion, in each case as of January 1, 1996, of
(i) the 11,500,000 common share offering on October 2, 1996 and the additional 450,000 common share offering on October 9, 1996, (ii) the Offerings and,
(iii) the 1996 and 1997 acquisitions.

                                          Six Months Ended    Six Months Ended
                                            June 30,1997        June 30,1996
                                          -----------------   ----------------
                                           (in thousands)      (in thousands)

Total revenue                                $226,989             $210,176
Operating income                               65,014               54,170
Income before minority interests
    and extraordinary item                     67,013               56,345

Net income                                     58,239               47,944

Per share:
    Income before extraordinary item             0.60                 0.51
    Net income                                   0.60                 0.50

         The pro forma operating results combine the Company's historical operating results with the historical incremental rental income and operating expenses including an adjustment for depreciation based on the acquisition price associated with the Office and Retail Property acquisitions. Proforma adjustments primarily represent the following: (i) rental income based on the lease payments from the hotel lessees, of the three hotels acquired subsequent to June 30, 1996, to the Company calculated on a pro forma basis by applying the rent provisions (as set forth in the lease agreements); (ii) rental income based on the lease payment from CBHS to the Company by applying the rent provisions (as set forth in the lease agreement); (iii) adjustment for depreciation expense for destination resorts, full-service hotel properties and Magellan Facilities; (iv) interest income for the notes acquired in the Carter-Crowley transaction and the loans to Crescent Operating; and (v) interest costs assuming the borrowings to finance acquisitions.

         These pro forma amounts are not necessarily indicative of what the actual financial position of the Company would have been assuming the above property acquisitions had been consummated as of the beginning of the period, nor do they purport to represent the future financial position of the Company.

10.   SUBSEQUENT EVENTS

         On July 3, 1997, the Company declared a cash dividend of $.305 per share and equivalent unit, to shareholders and unitholders of record on July 16, 1997. The cash dividend and unitholder distributions were paid on August 5, 1997, and represented an annualized dividend of $1.22 per share and equivalent unit.

         The Woodlands Corporation. On July 31, 1997, the Company and certain Morgan Stanley funds (the "Morgan Stanley Group"), acquired The Woodlands Corporations, a subsidiary of Mitchell Energy Corporation, for approximately $543,000. The Woodlands Corporation was the principal owner, developer and operator of The Woodlands, an approximately 27,000-acre, master-planned residential and commercial community located 27 miles north of downtown Houston. The Woodlands, which is approximately 50% developed, includes a shopping mall, retail centers, office buildings, a hospital, club facilities, a community college, a performance pavilion and numerous other amenities.

         The acquisition was made through two limited partnerships, The Woodlands Commercial Properties Company, L.P. ("Woodlands-CPC"), a limited partnership in which the Morgan Stanley Group holds a 57.5% interest and the Company holds a 42.5% interest, and the Woodlands Land Development Company, L.P. ("Woodlands-LDC"), a limited partnership in which the Morgan Stanley Group holds a 57.5% interest and a newly formed Residential Development Corporation, the Woodlands Land Development Company, Inc. ("Landevco"), holds a 42.5% interest. The Company is currently the sole stockholder of Landevco, although it is anticipated that the Company will sell 100% of the voting stock representing a 5% equity interest, in Landevco to Crescent Operating. The Company is the managing general partner of Woodlands-CPC and Landevco is the managing general partner of Woodlands-LDC.

         Woodlands-CPC and Woodlands-LDC financed the acquisition price and associated acquisition and financing costs of approximately $15,000 through a combination of approximately $369,000 in borrowings and contributions from the Company and the Morgan Stanley Group totaling approximately $189,000. The Company financed its approximately $80,000 equity contribution through short-term borrowings bearing interest at the Eurodollar rate plus 138 basis points.

         In connection with the acquisition, Woodlands-CPC acquired The Woodlands Corporation's 25% general partner interest in the partnership that owns approximately 1.2 million square feet of Office and Retail Properties in The Woodlands. The Company previously held a 75% limited partner interest in this partnership and, as a result of the acquisition, the Company's indirect ownership interest in these Properties increased to approximately 85%. The other assets acquired by Woodlands-CPC consisted primarily of a 364-room executive conference center, a private golf and tennis club serving approximately 1,600 members and offering 81 holes of golf, and approximately 2,900 acres of land that will support commercial development of more than 25 million square feet of office, multi-family, industrial, retail and lodging properties. In addition, Woodlands-CPC acquired The Woodlands Corporation's partnership interests in additional office, retail, multi-family and light industrial properties. The assets acquired by Woodlands-LDC consisted primarily of approximately 6,400 acres of land that will support development of more than 20,000 lots for single-family homes and approximately 2,900 acres of commercial land that will be sold and not developed by Woodlands-LDC. The executive conference center, including the golf and tennis club and golf courses, are operated and leased by a partnership owned 42.5% by Crescent Operating and 57.5% by the Morgan Stanley Group.

         On August 12, 1997, the Company entered into two transactions with affiliates of Union Bank of Switzerland ("UBS"). In one transaction, the Company sold 4,700,000 common shares to UBS Securities, LLC for approximately $148,000 (approximately $145,000 of net proceeds). In the other transaction, the Company entered in to forward share purchase agreement with Union Bank of Switzerland, London Branch which provides that during a preliminary term of one year the Company will have the opportunity to execute a share settlement based on the then market price of the Company's common shares. Alternatively, the Company may complete the settlement for cash.

         The Company has entered into a definitive agreement to acquire Desert Mountain, an exclusive master-planned community located in northern Scottsdale, Arizona, for approximately $229,000. The transaction is expected to close in the third quarter of 1997, subject to due diligence and customary closing conditions.

         The Company has pending acquisitions for 4 to 5 million square feet of office properties located in the Southwest, which the Company anticipates closing in the third quarter of 1997, subject to due diligence and customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND HISTORICAL RESULTS OF OPERATIONS

         The changes in operating results from period to period are primarily the result of increases in the total square feet and number of hotel/resort rooms/guest nights contained in the portfolio due to acquisitions made by the Company. The weighted average square feet of consolidated office and retail properties for the three and six months ended June 30, 1997, were approximately
20.3 and 18.9 million, respectively, compared to 9.4 and 9.1 million for the same periods in 1996. These increases represent an 115.9% and 107.6% increase in square feet for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The weighted average number of rooms/guest nights for consolidated hotel properties for the three months and six months ended June 30, 1997, were approximately 1,913 compared to and 1,303, for the same periods in 1996. This increase represents a 46.8% increase in rooms/guest nights for the three and six months ended June 30, 1997.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 AND 1996

         Total revenues increased approximately $54.1 million, or 120.2% to $99.1 million for the three months ended June 30, 1997, as compared to $45.0 million for the three months ended June 30, 1996. An increase in office and retail property revenues of $45.5 million is primarily attributable to the acquisition of: a) 19 office properties in 1997 which resulted in $15.5 million of incremental revenues; b) 20 office properties and four retail properties in the third and fourth quarters of 1996 which resulted in $27.0 million of incremental revenues; and c) two office properties in the second quarter of 1996 which resulted in $2.1 million of incremental revenues. An increase in hotel property revenues of $4.2 million is primarily attributable to the acquisition of two destination health and fitness resorts and one full-service hotel property in the third and fourth quarters of 1996. Due to the closing of the Magellan transaction in June 1997, the rental revenues from the behavioral healthcare facilities for the quarter was $2.1 million. The increase in interest and other income of $2.2 million is primarily attributable to the $82.1 million increase in notes receivable as a result of the notes acquired in the Carter-Crowley transaction and loans to Crescent Operating, Inc.
("Crescent Operating"), and interest earned on available cash from the Offerings.

         Total expenses increased $34.3 million, or 93.5% to $71.0 million for the three months ended June 30, 1997, as compared to $36.7 million for the three months ended June 30, 1996. The increase in rental property operating expenses of $18.4 million, is primarily attributable to the acquisition of: a) 19 office properties in 1997 which resulted in $7.1 million of incremental expenses; b) 20 office properties and four retail properties in the third and fourth quarters of 1996 which resulted in $11.4 million of incremental expenses; c) two office properties in the second quarter of 1996 which resulted in $.7 million of incremental expenses. Depreciation and amortization increased $7.1 million primarily attributable to the acquisitions of office properties and behavioral healthcare facilities. The increase in interest expense of $7.0 million is primarily attributable to: (i) $.5 million of interest payable under the financing arrangement with Northwestern Mutual Life Insurance Company, which was in-place as of December 1996; (ii) $2.2 million payable under LaSalle Note III, which was assumed in the acquisition of the Greenway Plaza Portfolio in October 1996; (iii) $.5 million of interest payable under the short-term note with the First National Bank of Boston ("FNBB") which was not in-place in 1996; and (iv) $2.8 million of incremental interest payable due to draws under the Credit Facility (average balance outstanding for the second quarter 1997 and 1996 was $166.9 million and $19.5 million, respectively), all of the financing arrangements, except for LaSalle Note III, were used to fund acquisitions. The increase in corporate general and administrative expense of $1.5 million was attributable to incremental costs associated with the corporate operations of the Company as a direct result of recent property additions to the Company's portfolio.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Total revenues increased approximately $95.1 million, or 107.9%, to $183.2 million for the six months ended June 30, 1997, as compared to $88.1 million for the six months ended June 30, 1996. An increase in office and retail property revenues of $78.5 million is primarily attributable to the acquisition of: a) 19 office properties in 1997 which resulted in $18.6 million of incremental revenues; b) 20 office properties and four retail properties in the third and fourth quarters of 1996, which resulted in $52.3 million of incremental revenues; and c) two office properties in the second quarter of 1996 which resulted in $5.9 million of incremental revenues. An increase in hotel property revenues of $8.7 million is primarily attributable to the acquisition of two destination health and fitness resorts and one full-service hotel property subsequent to June 30, 1996, which resulted in $8.3 million of incremental revenues. Due to the closing of the Magellan transaction in June 1997, the rental revenues from the behavioral healthcare facilities was $2.1 million. The increase in interest and other income of $5.8 million for the six months ended June 30, 1997, is primarily attributable to: a) the $3.1 million profit distribution related to the Company's investment in HBCLP, Inc., whose primary asset is its investment in Hudson Bay Partners, L.P., an investment partnership in which the Company holds an effective 95% economic interest; b) the $82.1 million increase in notes receivable as a result of the notes acquired in the Carter-Crowley transaction and loans to Crescent Operating;
and c) interest earned on available cash from the Offerings.

         Total expenses increased $63.8 million, or 88.6%, to $135.8 million for the six months ended June 30, 1997, as compared to $72.0 million for the six months ended June 30, 1996. An increase in rental property operating expenses of $34.1 million is primarily attributable to the acquisition of: a) 19 office properties in 1997 which resulted in $8.2 million of incremental expenses; b) 20 office properties and four retail properties in the third and fourth quarters of 1996, which resulted in $23.5 million of incremental expenses; and c) two office properties in the second quarter of 1996 which resulted in $2.1 million of incremental expenses. Depreciation and amortization increased $12.0 million primarily attributable to the acquisitions of office properties and behavioral healthcare facilities. An increase in interest expense of $12.6 million is primarily attributable to: (i) $1.0 million of interest payable under the financing arrangement with Northwestern Mutual Life Insurance Company, which was in-place as of December 1996; (ii) $4.5 million of interest payable under LaSalle Note III, which was assumed in the acquisition of the Greenway Plaza Portfolio transaction in October 1996; (iii) $.5 million of interest payable under the short-term note with the FNBB, which was not in-place in 1996; (iv) $4.6 million of incremental interest payable due to draws under the Credit Facility (average balance outstanding for six months ended June 30, 1997 and 1996 was $134.7 and $13.1, respectively), all of the financing arrangements, except for LaSalle Note III, were used to fund acquisitions. An increase in corporate general and administrative expense of $5.2 million was primarily attributable to incentive compensation awarded to the Company's executive officers and also to incremental costs associated with the corporate operations of the Company as a direct result of recent property additions to the Company's portfolio.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $55.6 million and $25.6 million at June 30, 1997 and December 31, 1996, respectively. The increase is attributable to $982.6 million and $71.5 million of cash provided by financing and operating activities, respectively, offset by $1,024.1 million used in investing activities. The Company's inflow of cash provided by financing activities is primarily attributable to proceeds received from the Offerings (as defined below) ($593.5 million), the net borrowings under the Credit Facility ($299.7 million) and the borrowings under the short-term FNBB note ($160.0 million), all of which were partially offset by the distributions paid to shareholders and unitholders ($59.6 million) and the distribution of Crescent Operating shares to unitholders of the Operating Partnership and shareholders of the Company ($11.9 million). The cash inflow from operating activities is primarily attributable to: (i) property operations; (ii) a decrease in restricted cash reserves for payment of real estate taxes; and (iii) an increase in accounts payable which is primarily attributable to 1997 acquisitions. The inflows from operating activities were partially offset by an increase in other assets which is primarily attributable to the purchase of the Magellan warrants ($12.5 million). The Company utilized $1,024.1 million of cash flow primarily in the following investing activities: (i) the acquisition of 19 office properties and 92 behavioral healthcare facilities ($876.9 million); (ii) notes receivable ($94.1 million) primarily attributable to the acquisition of a note receivable secured by a hotel property ($6.3 million), the acquisition, as a part of the Carter-Crowley transaction of certain secured and unsecured promissory notes relating primarily to the Dallas Mavericks ($56.1 million), the loans to Crescent Operating ($26.0 million) and Houston Area Development Corporation ($1.9 million); (iii) investment in DBL Holdings, Inc. ($12.6 million); (iv) capital expenditures for rental properties ($8.2 million) primarily attributable to non-recoverable building improvements for the office and retail properties, and replacement of furniture, fixtures and equipment for the hotel properties; and (v) recurring and non-recurring tenant improvement and leasing costs for the office and retail properties ($18.5 million).

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

         On April 28, 1997, the Company completed an offering (the "April 1997 Offering") of 24,150,000 common shares (including the underwriters' overallotment option) at $25.375 per share. Net proceeds from the April 1997 Offering to the Company after underwriting discount of $29.2 million and other offering costs of $3.0 million were approximately $580.6 million. On May 14, 1997, the Company completed an additional offering of 500,000 common shares to several underwriters who participated in the Offering. The common shares were sold at $25.875 per share, totaling gross proceeds of $12.9 million (collectively referred to as, the "Offerings").

         In the second quarter of 1997, the Company used net proceeds of $593.5 million from the Offerings and approximately $314.7 million from borrowings under the Credit Facility and $160.0 million of short-term borrowings from FNBB
(i) to fund approximately $30.0 million in connection with the formation and capitalization of Crescent Operating; (ii) to repay the $150.0 million FNBB short-term note payable; (iii) to reduce by $131.0 million amounts outstanding under the Credit Facility; (iv) to fund approximately $306.3 million of the purchase price of the Carter-Crowley Portfolio acquired by the Company and (v) to fund the commitments of the Company and Crescent Operating related to the Magellan transaction totaling approximately $419.7 million. The remaining $31.2 million has been or will be used for working capital purposes.

         The significant terms of the Company's debt financing arrangements are shown below (dollars in thousands):

                                                       INTEREST                            BALANCE
                                       MAXIMUM         RATE AT        EXPIRATION        OUTSTANDING AT
DESCRIPTION                           BORROWINGS     JUNE 30, 1997       DATE           JUNE 30, 1997
-----------                           ----------     -------------    -----------       --------------
Fixed Rate Debt:
LaSalle Note I(a)                     $  239,000            7.83%     August 2027           $  239,000
LaSalle Note II(b)                       161,000            7.79%     March 2028               161,000
CIGNA Note (c)                            63,500            7.47%     December 2002             63,500
Northwestern Life Note(d)                 26,000            7.66%     January 2004              26,000
Metropolitan Life Note(e)(f)              12,264            8.88%     September 2001            12,264
Nomura Funding VI Note(f)(g)               8,741           10.07%     July 2020                  8,741
                                      ----------            ----                            ----------
    Subtotal /Weighted Average        $  510,505            7.83%                           $  510,505
                                      ----------            ----                            ----------

Variable Rate Debt:
Line of Credit(h)                     $  350,000            7.06%     June 2000             $  339,700
FNBB Note(i)                             160,000            7.06%     October 1997             160,000
LaSalle Note III(j)(f)                   115,000            7.82%     July 1999                115,000
Texas Commerce Bank Note(k)               11,700            7.39%     September 1997             7,291
                                      ----------            ----                            ----------
    Subtotal/Weighted Average         $  636,700            7.21%                           $  621,991
                                      ----------            ----                            ----------
TOTAL/WEIGHTED AVERAGE                $1,147,205            7.49%                           $1,132,496
                                      ==========            ====                            ==========

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

(f) The note was assumed in connection with an acquisition and was not subsequently retired by the Company because of prepayment penalties.

(g) Under the terms of the note, principal and interest are payable based on a 25-year amortization schedule. In July 1998, the Company may defease the note by purchasing Treasury obligations to pay the note without penalty. The Nomura Funding VI Note is secured by the property owned by Funding VI (see Note 1 to Item 1. Financial Statements). In July 2010, the interest rate due under the note will change to a 10-year treasury yield plus 500 basis points or if the Company so elects, it may repay the note without penalty.

(h) The Credit Facility is unsecured with an interest rate of Eurodollar plus 138 basis points.

(i) The note is unsecured with an interest rate of the Eurodollar rate plus 138 basis points. The note requires payments of interest only during its term.

(j) The note bears interest at 30-day LIBOR plus a weighted average rate of 2.135% (subject to a rate cap of 10%) and requires payments of interest only during its term. LaSalle Note III is secured by Funding III, IV and V properties (See Note 1 to Item 1. Financial Statements).

(k) The note bears interest at 30-day LIBOR plus 1.7% and requires payments of interest only during its term. The Texas Commerce Bank Note is secured by land and improvements that relate to the construction of an additional office building that will be part of The Avallon.

         Based on the Company's total market capitalization of $4.6 billion at June 30, 1997 (at a $31.750 share price, which was the closing price of the common shares on the NYSE on June 30, 1997, and including the full conversion of all units of minority interest in the Operating Partnership plus total indebtedness), the Company's debt represented 24.4% of its total market capitalization. The Company currently intends to maintain a conservative capital structure with total debt targeted at 40% of total market capitalization.

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

FUNDS FROM OPERATIONS

         Funds from Operations ("FFO"), based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income (loss) (determined in accordance with generally accepted accounting principles or "GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance of an equity REIT. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the six months ended June 30, 1997 and 1996 were $59.6 and $31.7 million, respectively. An increase in FFO does not necessarily result in an increase in aggregate distributions because the Company's board of trustees is not required to increase distributions on a quarterly basis unless necessary in order to enable the Company to maintain REIT status. However, the Company must distribute 95% of its real estate investment trust taxable income (as defined in the Code), therefore, a significant increase in FFO will generally require an increase in distributions to shareholders and unitholders although not necessarily on a proportionate basis. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net income (loss) and cash flows as reported in the consolidated financial statements and notes thereto. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REIT's because these REIT's may not apply the definition of FFO in the same manner as the Company.

                      STATEMENTS OF FUNDS FROM OPERATIONS
                             (dollars in thousands)

                                                            Three Months Ended                   Six Months Ended
                                                                June 30,                              June 30,
                                                     -------------------------------      ------------------------------
                                                         1997                1996              1997              1996
                                                     -------------      ------------      ------------      ------------
Income before minority interests                     $      29,186      $      9,655      $     49,431      $     18,218

Adjustments:
  Depreciation and amortization of real
    estate assets                                           15,724             8,929            29,220            17,818
  Adjustment for unconsolidated investments
    in real estate mortgages and common stock of
    residential development corporations                       407               690               673             1,012
  Minority interest in joint ventures                         (386)             (320)             (802)             (320)
                                                     -------------      ------------      ------------      ------------

Funds from operations                                $      44,931      $     18,954      $     78,522      $     36,728
                                                     =============      ============      ============      ============


Weighted average common shares outstanding and
issuable in exchange for units                         102,857,612        57,785,748        94,269,446        57,753,882
                                                     =============      ============      ============      ============



          RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
                            BY OPERATING ACTIVITIES
                             (dollars in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                 ----------------------
                                                                   1997          1996
                                                                 --------      --------
Funds from operations                                            $ 78,522      $ 36,728

Adjustments:
  Depreciation and amortization of non-real estate assets             743           345
  Amortization of deferred financing costs                          1,220         1,320
  Minority interest in joint ventures profit and
    depreciation and amortization of real estate assets             1,130           438
  Adjustment in unconsolidated investments in
    real estate mortgages and common stock of
    residential development corporations                             (673)       (1,012)
  Change in deferred rent receivable                               (7,049)       (1,605)
  Change in current assets and liabilities                         (2,141)       (4,454)
  Other                                                              (259)         (274)
                                                                 --------      --------

Net cash provided by operating activities                        $ 71,493      $ 31,486
                                                                 ========      ========


     The following table sets forth certain information about the Office Properties as of June 30, 1997.

                               OFFICE PROPERTIES

                                                                                                             WEIGHTED
                                                                                                              AVERAGE
                                                                                                           FULL-SERVICE
                                                                                     NET                      RENTAL
                                                                                   RENTABLE                    RATE
                                                                     YEAR           AREA         PERCENT    PER LEASED
          STATE, CITY, PROPERTY                  SUBMARKET         COMPLETED      (SQ. FT.)      LEASED     SQ. FT.(1)
          ---------------------                  ---------         ---------      ---------      ------     ----------
TEXAS
    DALLAS
       The Crescent Office Towers.......    Uptown/Turtle Creek      1985          1,210,899       98%       $25.50
       Trammell Crow Center(2)..........    CBD                      1984          1,128,331       80         23.29
       Stemmons Place...................    Stemmons                 1983            634,381       90         13.51
       Spectrum Center(3)...............    Far North Dallas         1983            598,250       93         16.67
       Waterside Commons................    Las Colinas              1986            458,739      100         15.82
       Caltex House.....................    Las Colinas              1982            445,993       95         23.27
       Reverchon Plaza..................    Uptown/Turtle Creek      1985            374,165       83         14.39
       The Aberdeen.....................    Far North Dallas         1986            320,629      100         17.31
       MacArthur Center I &II...........    Las Colinas            1982/1986         294,069       98         17.00
       Stanford Corporate Centre........    Far North Dallas         1985            265,507      100         14.75
       The Amberton ....................    Central Expressway       1982            255,052       79         10.46
       Concourse Office Park ...........    LBJ Freeway            1972-1986         244,879       91         11.39
       12404 Park Central...............    LBJ Freeway              1987            239,103       76(4)      16.08
       Palisades Central II.............    Richardson/Plano         1985            237,731      100         15.08
       3333 Lee Parkway.................    Uptown/Turtle Creek      1983            233,484       41(4)      16.93
       Liberty Plaza I & II.............    Far North Dallas       1981/1986         218,813      100         12.81
       The Addison......................    Far North Dallas         1981            215,016      100         15.00
       The Meridian.....................    LBJ Freeway              1984            213,915       99         12.67
       Palisades Central I..............    Richardson/Plano         1980            180,503      100         13.19
       Walnut Green.....................    Central Expressway       1986            158,669       97         12.89
       Greenway II......................    Richardson/Plano         1985            154,329      100         18.14
       Addison Tower....................    Far North Dallas         1987            145,886       88         12.71
       5050 Quorum......................    Far North Dallas         1981            133,594       93         13.79
       Cedar Springs Plaza..............    Uptown/Turtle Creek      1982            110,923       81         14.93
       Greenway IA......................    Richardson/Plano         1983             94,784      100         12.88
       Valley Centre....................    Las Colinas              1985             74,861       99         13.07
       Greenway I.......................    Richardson/Plano         1983             51,920      100         12.88
       One Preston Park.................    Far North Dallas         1980             40,525       74         12.38
                                                                                   ---------    -----        ------
          Subtotal/Weighted Average.....                                           8,734,950       91%       $17.67
                                                                                   ---------    -----        ------
    FORT WORTH
       Continental Plaza................    CBD                      1982            954,895       63%(4)    $16.67
                                                                                   ---------    -----        ------

                                                                                                             WEIGHTED
                                                                                                             AVERAGE
                                                                                                           FULL-SERVICE
                                                                                     NET                      RENTAL
                                                                                   RENTABLE                    RATE
                                                                     YEAR           AREA         PERCENT    PER LEASED
          STATE, CITY, PROPERTY                  SUBMARKET         COMPLETED      (SQ. FT.)      LEASED     SQ. FT.(1)
          ---------------------                  ---------         ---------      ---------      ------     ----------

HOUSTON
       Greenway Plaza Office
          Portfolio(5)..................    Richmond-Buffalo       1969-1982     4,256,885        79%(4)     $14.37
                                              Speedway
       The Woodlands Office
          Properties(6).................    The Woodlands          1980-1996       812,227        97          13.61
       Three Westlake Park(7)...........    Katy Freeway             1983          414,251       100          13.18
                                                                                 ---------     -----         ------
         Subtotal/Weighted Average......                                         5,483,363        83%        $14.14

AUSTIN
       Frost Bank Plaza.................    CBD                      1984          433,024        72%        $16.28
       301 Congress Avenue(8)...........    CBD                      1986          418,338        95          23.14
       Bank One Tower...................    CBD                      1974          389,503        95          15.37
       The Avallon......................    Northwest                1993          125,959       100          17.72
       Barton Oaks Plaza One............    Southwest                1986           99,792        92          19.30
                                                                                 ---------     -----         ------
         Subtotal/Weighted Average......                                         1,466,616        89%        $18.47
                                                                                 ---------     -----         ------

COLORADO
   DENVER
       MCI Tower........................    CBD                      1982         550,807        98%         $17.20
       Ptarmigan Place..................    Cherry Creek             1984         418,565        83(4)        15.29
       Regency Plaza One................    DTC                      1985         309,862        94           19.58
       AT&T.............................    CBD                      1982         169,610        99           14.16
       The Citadel......................    Cherry Creek             1987         130,652        96           17.93
       55 Madison.......................    Cherry Creek             1982         125,690        90           15.11
       44 Cook..........................    Cherry Creek             1984         119,363        70           16.48
                                                                                 ---------     -----         ------
          Subtotal/Weighted Average.....                                         1,824,549       91%         $16.78
                                                                                 ---------     -----         ------

   COLORADO SPRINGS
       Briargate Office and Research
         Center.........................    Colorado Springs         1988          252,857      100%         $14.15
                                                                                 ---------     -----         ------

ARIZONA
   PHOENIX
       Two Renaissance Square...........    CBD                      1990          476,373       87(4)       $22.59
       6225 North 24th Street...........    Camelback Corridor       1981           86,451       67           21.24
                                                                                 ---------     -----         ------
          Subtotal/Weighted Average.....                                           562,824       84%         $22.43
                                                                                 ---------     -----         ------
LOUISIANA
   NEW ORLEANS
       1615 Poydras.....................    CBD                      1984          508,741       74%         $14.62
                                                                                 ---------     -----         ------
NEBRASKA
   OMAHA
       Central Park Plaza...............    CBD                      1982          409,850       99%         $12.91
                                                                                 ---------     -----         ------


                                                                                                             WEIGHTED
                                                                                                             AVERAGE
                                                                                                           FULL-SERVICE
                                                                                     NET                      RENTAL
                                                                                   RENTABLE                    RATE
                                                                     YEAR           AREA         PERCENT    PER LEASED
          STATE, CITY, PROPERTY                  SUBMARKET         COMPLETED      (SQ. FT.)      LEASED     SQ. FT.(1)
          ---------------------                  ---------         ---------      ---------      ------     ----------
NEW MEXICO
   ALBUQUERQUE
       Albuquerque Plaza................    CBD                      1990          365,952        94%        $18.12
                                                                                ----------     -----         ------

CALIFORNIA
   SAN FRANCISCO
       160 Spear Street.................    South of Market-CBD      1984          276,420        81%        $22.15
                                                                                ----------     -----         ------

   SAN DIEGO
       Chancellor Park..................    UTC                      1988          195,733        85%        $20.50
                                                                                ----------     -----         ------
         TOTAL/WEIGHTED AVERAGE.........                                        21,036,750        87%(4)     $16.73
                                                                                ==========     =====         ======

Notes:

(1) Calculated based on base rent payable as of June 30, 1997, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles, and including adjustments for expenses payable by tenants.

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

(4) The Company has executed leases at certain properties that had not commenced as of June 30, 1997. If such leases had commenced as of June 30, 1997, the percent leased for all Office Properties would have been 90%. The total percent leased for such Properties would have been as follows: 12404 Park Central - 100%; 3333 Lee Parkway - 79%; Continental Plaza - 100%; Greenway Plaza - 82%; Ptarmigan Place - 94% and Two Renaissance Square - 88%.

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

                                HOTEL PROPERTIES

         The following table sets forth certain information about the Hotel Properties for the six months ended June 30, 1997 and 1996. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.


                                                                                 For the six months ended
                                                                                           June 30,
                                                                        ----------------------------------------------
                                                                                                              Revenue
                                                                           Average          Average             Per
                                                    Year                  Occupancy          Daily           Available
                                                  Completed/                Rate              Rate              Room
Property                           Location       Renovated   Rooms     1997     1996     1997    1996    1997      1996
--------                           --------       ---------   -----     ----     ----     ----    ----    ----      ----
FULL-SERVICE HOTELS
Hyatt Regency Beaver  Creek        Avon, CO         1989       295       69%      68%     $270    $253    $186      $173
Denver Marriott City Center       Denver, CO      1982/1994    613       81       81       111     104      90        85
Hyatt Regency Albuquerque       Albuquerque,NM      1990       395       74       78        99      93      74        72
Sonoma Mission Inn & Spa          Sonoma, CA      1927/1987    168       89       93       180     162     161       150
                                                             -----       --       --      ----    ----    ----      ----
    Total / Weighted Average                                 1,471       78%      79%     $145    $134    $113      $106
                                                             =====       ==       ==      ====    ====    ====      ====

DESTINATION HEALTH & FITNESS RESORTS
Canyon Ranch - Tucson             Tucson, AZ        1980       240(1)    86%(2)   85%(2) $527(3)  $503(3) $437(4)   $413(4)
Canyon Ranch - Lenox              Lenox, MA         1989       202(1)    79 (2)   82 (2)  407(3)   367(3)  311(4)    292(4)
                                                             -----       --       --      ----    ----    ----      ----
    Total / Weighted Average                                   442       83%      84%     $475    $442    $379      $358
                                                             =====       ==       ==      ====    ====    ====      ====

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


                AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

                                                                                     PERCENTAGE    ANNUAL
                                                                                      OF TOTAL      FULL
                                        NET RENTABLE     PERCENTAGE                    ANNUAL      SERVICE
                                            AREA         OF LEASED     ANNUAL FULL  FULL SERVICE  RENT PER
                            NUMBER OF    REPRESENTED    NET RENTABLE     SERVICE        RENT        NET
                          TENANTS WITH   BY EXPIRING  AREA REPRESENTED  RENT UNDER   REPRESENTED  RENTABLE
                            EXPIRING       LEASES       BY EXPIRING      EXPIRING    BY EXPIRING    AREA
YEAR OF LEASE EXPIRATION     LEASES     (SQUARE FEET)      LEASES       LEASES(1)      LEASES    EXPIRING(1)
-------------------------------------------------------------------------------------------------------------
1997                          265          1,533,471         8.4%     $22,585,786        6.8%    $   14.73
1998                          337          1,784,061         9.8       29,908,200        9.0         16.77
1999                          292          2,046,420        11.3       35,243,983       10.6         17.22
2000                          222          2,406,113        13.2       38,515,015       11.6         16.01
2001                          196          2,122,859        11.8       40,108,273       12.1         18.90
2002                          100          2,348,461        13.0       43,611,227       13.2         18.57
2003                           38            975,832         5.4       17,835,289        5.4         18.27
2004                           37          1,820,573        10.0       35,870,867       10.8         19.71
2005                           22          1,439,685         7.9       26,230,770        7.9         18.22
2006                           15            444,817         2.4        9,794,119        3.0         22.02
2007 and thereafter            10          1,237,349         6.8       31,783,041        9.6         25.69

(1) Calculated based on base rent payable as of the expiration day of the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles and including expenses payable by tenants.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         Not applicable

                                    PART II

OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders held on June 9, 1997, the Trust Managers were elected and the following proposals were approved:


                                                           AFFIRMATIVE    NEGATIVE     VOTES       BROKER
                                                              VOTES        VOTES      ABSTAIN     NON-VOTE
                                                              -----        -----      -------     --------
                                                                         (VOTES IN THOUSANDS)
1.  To consider and vote upon the proposal to
    approve the right of the Vice Chairman of the
    Board of Trust Managers and the President and
    Chief Executive Officer of the Company, upon
    the vesting and exercise of options previously
    granted to them to purchase of units of
    ownership interest in the Company's operating
    partnership, to exchange such units for common
    shares of beneficial interest of the Company,
    par value $.01 per share, on a one-for-two
    basis or, at the election of the Company, for
    cash equal to the then-current fair market
    value of the number of common shares for which
    such units are exchangeable.                              52,897       508         493         2,604

2.  To approve the appointment of Arthur Andersen
    LLP as the independent auditors of the Company
    for the fiscal year ending December 31, 1997.             56,435         9          57           --


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

4.07 Purchase Agreement, dated as of August 11, 1997, relating to registration rights granted to the purchaser named therein (filed as Exhibit 4.01 to the Registrant's Current Report on Form 8-K dated August 11, 1997 and filed August 13, 1997 and incorporated herein by reference).

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

27.01          Financial Data Schedule (filed herewith)

         (b)      Reports on Form 8-K.

                  The Company's Current Report on Form 8K/A dated January 29, 1997, as amended on April 9, 1997 and April 24, 1997, describing the proposed Carter-Crowley transaction, the proposed Magellan transaction, and the proposed spin-off of Crescent Affiliate, and certain preliminary financial information relating to certain properties included in the Carter-Crowley transaction.

                  The Company's Current Report on Form 8K/A dated January 29, 1997, as amended on May 23, 1997, describing the completion of the Carter-Crowley portfolio acquisition, the proposed Magellan transaction, and the proposed spin-off of Crescent Affiliate, and certain financial information and pro forma financial information relating to the Carter-Crowley transaction.

                  The Company's Current Report on Form 8K dated April 9, 1997 and filed April 10, 1997, containing certain pro forma financial information filed in conjunction with the Company's preliminary prospectus supplement dated April 9, 1997, for the offering of 17,500,000 common shares, as amended April
                  24, 1997 to reflect the increase in the offering to 21,000,000 common shares.

                  The Company's Current Report on Form 8K dated April 22, 1997, and filed April 24, 1997, for the purpose of filing certain exhibits in connection with the Company's public offering of 21,000,000 common shares.

                  The Company's Current Report on Form 8K dated May 8, 1997, and filed May 12, 1997, for the purpose of filing certain exhibits in connection with the Company's additional offering of 500,000 common shares.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CRESCENT REAL ESTATE EQUITIES COMPANY




                                         /s/ Gerald W. Haddock
                                         --------------------------------------
Date: August 13, 1997                    Gerald W. Haddock, President and Chief
                                         Executive Officer






                                         /s/ Dallas E. Lucas
                                         --------------------------------------
Date:    August 13, 1997                 Dallas E. Lucas, Senior Vice
                                         President, Chief Financial Officer
                                         and Chief Accounting Officer

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

4.07 Purchase Agreement, dated as of August 11, 1997, relating to registration rights granted to the purchaser named therein
               (filed as Exhibit 4.01 to the Registrant's Current Report on
               Form 8-K dated August 11, 1997 and filed August 13, 1997 and incorporated herein by reference).

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