Form 10-Q/A
period 1997-06-30
CRESCENT REAL ESTATE EQUITIES INC
filed 1997-08-28
CIK 918958

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


  Number of shares outstanding of each of the registrant's classes of common shares, as of August 26, 1997

              Common Shares, par value $.01 per share:  102,098,059

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

The Form 10-Q of Crescent Real Estate Equities Company (the "Company") for the quarter ended June 30, 1997 is being amended to update the information contained in Item 6 to include additional exhibits required pursuant to Item 601 of Regulation S-K.

                                    PART II

OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

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

4.07 Purchase Agreement, dated as of August 11, 1997, relating to registration rights granted to the purchaser named therein (filed as Exhibit 4.01 to the Registrant's Current Report on Form 8-K dated August 11, 1997 and filed August 13, 1997 and incorporated herein by reference)

10.01          First Amended and Restated Agreement of Limited Partnership of
               Crescent Real Estate Equities Limited Partnership, dated May 5,
               1994 (filed as Exhibit No. 10.01 to the Registrant's
               Registration Statement on Form S-11 (File No. 33-75188) (the
               "1994 S-11") and incorporated herein by reference)

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

10.13          Real Estate Purchase and Sale Agreement, dated as of January 29,
               1997, between Crescent Real Estate Equities Limited Partnership, as purchaser, and Magellan Health Services, Inc., as seller, relating to the acquisition of approximately 90 behavioral healthcare facilities (the "Magellan Facilities"), as amended effective February 28, 1997 and May 29, 1997 (filed herewith)

10.15          First Amended and Restated 1995 Crescent Real Estate Equities
               Company Stock Incentive Plan (filed as Exhibit 10.15 to the 1996
               10-K and incorporated herein by reference)

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

10.24          Lease Agreement, dated July 26, 1996, between Canyon Ranch, Inc.
               and Canyon Ranch Leasing, L.L.C., as assigned by Canyon Ranch,
               Inc. to Crescent Real Estate Equities Limited Partnership pursuant to the Assignment and Assumption of Master Lease, dated
               July 26, 1996 (filed herewith)

10.25          Lease Agreement, dated November 18, 1996, between Crescent Real
               Estate Equities Limited Partnership and Wine Country Hotel, LLC.
               (filed as Exhibit 10.25 to the 1996 10-K and incorporated herein by reference)

10.26          Lease Agreement, dated December 11, 1996, between Canyon
               Ranch-Bellefontaine Associates, L.P., and Vintage Resorts, LLC as assigned by Canyon Ranch-Bellefontaine Associates, L.P. to Crescent Real Estate Funding VI, L.P. pursuant to the
               Assignment and Assumption of  Master Lease, dated December 11,
               1996  (filed herewith)

10.27          Master Lease Agreement, dated June 16, 1997, between Crescent
               Real Estate Funding VII, L.P. and Charter Behavioral Health
               Systems, LLC and its subsidiaries, relating to the Magellan
               Facilities (filed herewith)

10.28          Second Amended and Restated Revolving Credit Agreement, dated
               June 6, 1997 among Crescent Real Estate Equties Limited
               Partnership, BankBoston, N.A. and the other banks named therein
               (filed herewith)

27.01          Financial Data Schedule (previously filed)

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


                                         CRESCENT REAL ESTATE EQUITIES COMPANY




                                         /s/ Gerald W. Haddock
                                         --------------------------------------
Date: August 28, 1997                    Gerald W. Haddock, President and Chief
                                         Executive Officer






                                         /s/ Dallas E. Lucas
                                         --------------------------------------
Date: August 28, 1997                    Dallas E. Lucas, Senior Vice
                                         President, Chief Financial Officer
                                         and Chief Accounting Officer

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

4.07 Purchase Agreement, dated as of August 11, 1997, relating to registration rights granted to the purchaser named therein (filed as Exhibit 4.01 to the Registrant's Current Report on Form 8-K dated August 11, 1997 and filed August 13, 1997 and incorporated herein by reference)

10.01          First Amended and Restated Agreement of Limited Partnership of
               Crescent Real Estate Equities Limited Partnership, dated May 5,
               1994 (filed as Exhibit No. 10.01 to the Registrant's
               Registration Statement on Form S-11 (File No. 33-75188) (the
               "1994 S-11") and incorporated herein by reference)

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

10.13          Real Estate Purchase and Sale Agreement, dated as of January 29,
               1997, between Crescent Real Estate Equities Limited Partnership, as purchaser, and Magellan Health Services, Inc., as seller, relating to the acquisition of approximately 90 behavioral healthcare facilities (the "Magellan Facilities"), as amended effective February 28, 1997 and May 29, 1997, (filed herewith)

10.15          First Amended and Restated 1995 Crescent Real Estate Equities
               Company Stock Incentive Plan (filed as Exhibit 10.15 to the 1996
               10-K and incorporated herein by reference)

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

10.24          Lease Agreement, dated July 26, 1996, between Canyon Ranch, Inc.
               and Canyon Ranch Leasing, L.L.C., as assigned by Canyon Ranch,
               Inc. to Crescent Real Estate Equities Limited Partnership pursuant to the Assignment and Assumption of Master Lease, dated
               July 26, 1996 (filed herewith)

10.25          Lease Agreement, dated November 18, 1996, between Crescent Real
               Estate Equities Limited Partnership and Wine Country Hotel, LLC.
               (filed as Exhibit 10.25 to the 1996 10-K and incorporated herein by reference)

10.26          Lease Agreement, dated December 11, 1996, between Canyon
               Ranch-Bellefontaine Associates, L.P., as assigned by Canyon
               Ranch-Bellefontaine Associates, L.P. to Crescent Real Estate
               Funding VI, L.P. pursuant to the Assignment and Assumption of Master Lease, dated December 11, 1996, and Vintage Resorts,
               LLC (filed herewith)

10.27          Master Lease Agreement, dated June 16, 1997, between Crescent
               Real Estate Funding VII, L.P. and Charter Behavioral Health
               Systems, LLC and its subsidiaries, relating to the Magellan
               Facilities (filed herewith)

10.28          Second Amended and Restated Revolving Credit Agreement

27.01          Financial Data Schedule (previously filed)