Form 10-Q
period 1997-09-30
CRESCENT REAL ESTATE EQUITIES CO
filed 1997-11-14
CIK 918958

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1997
                           COMMISSION FILE NO 1-13038


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


Number of shares outstanding of each of the registrant's classes of common shares, as of November 11, 1997

              Common Shares, par value $.01 per share: 112,555,374
-------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                                    YES [X]  NO [ ]

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION                                                     PAGE
                                                                                   ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of September 30, 1997 and December 31,
         1996 (Audited)............................................................  3

         Consolidated Statements of Operations for the three and nine months ended September 30, 1997 and 1996.........................................  4

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1997 and 1996...............................................  5

         Notes to Financial Statements.............................................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Historical Results of Operations............................ 18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk............... 31

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings......................................................... 31

Item 2.  Changes in Securities..................................................... 31

Item 3.  Defaults Upon Senior Securities........................................... 31

Item 4.  Submission of Matters to a Vote of Security Holders....................... 31

Item 5.  Other Information......................................................... 31

Item 6.  Exhibits and Reports on Form 8-K.......................................... 31

                     CRESCENT REAL ESTATE EQUITIES COMPANY

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                    (NOTE 1)



                                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                                            1997            1996
                                                                                        ------------    ------------
                                                                                         (UNAUDITED)      (AUDITED)
ASSETS:
 Investments in real estate:
   Land                                                                                 $    418,625    $    146,036
   Building and improvements                                                               2,647,981       1,561,639
   Furniture, fixtures and equipment                                                          47,137          24,951
   Less -  accumulated depreciation                                                         (256,204)       (208,808)
                                                                                        ------------    ------------
             Net investment in real estate                                                 2,857,539       1,523,818

   Cash and cash equivalents                                                                  47,082          25,592
   Restricted cash and cash equivalents                                                       32,462          36,882
   Accounts receivable, net                                                                   24,010          15,329
   Deferred rent receivable                                                                   30,649          16,217
   Investments in real estate mortgages and common
       stock of unconsolidated companies                                                     369,779          41,059
   Notes receivable, net                                                                     163,219          28,890
   Other assets, net                                                                          87,293          43,135
                                                                                        ------------    ------------
               Total assets                                                             $  3,612,033    $  1,730,922
                                                                                        ============    ============


LIABILITIES:
   Borrowings under Credit Facility                                                     $    316,500    $     40,000
   Notes payable                                                                           1,460,404         627,808
   Accounts payable, accrued expenses and other liabilities                                   88,230          48,462
                                                                                        ------------    ------------
              Total liabilities                                                            1,865,134         716,270
                                                                                        ------------    ------------


MINORITY INTERESTS:
  Operating partnership, 6,445,227 and 6,640,336 units,
       respectively                                                                          110,648         120,227
  Investment joint ventures                                                                   28,396          29,265
                                                                                        ------------    ------------
              Total minority interests                                                       139,044         149,492
                                                                                        ------------    ------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, authorized 250,000,000 shares, 102,442,050 and
      36,146,380 shares issued and outstanding
      at September 30, 1997 and December 31, 1996, respectively                                1,024             361
   Additional paid-in capital                                                              1,666,978         905,724
   Deferred compensation on restricted shares                                                   (283)           (364)
   Retained deficit                                                                          (59,864)        (40,561)
                                                                                        ------------    ------------
              Total shareholders' equity                                                   1,607,855         865,160
                                                                                        ------------    ------------
              Total liabilities and shareholders' equity                                $  3,612,033    $  1,730,922
                                                                                        ============    ============


    The accompanying notes are integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (NOTE 1)




                                                         FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                     ----------------------------    ----------------------------
                                                         1997            1996            1997            1996
                                                     ------------    ------------    ------------    ------------
                                                              (UNAUDITED)                     (UNAUDITED)
REVENUES:
   Office and retail properties                      $     92,014    $     43,255    $    247,333    $    120,080
   Hotel properties                                         9,032           5,051          26,453          13,775
   Behavioral healthcare properties                        13,824              --          15,966              --
   Interest and other income                                5,187           1,062          13,508           3,572
                                                     ------------    ------------    ------------    ------------
          Total revenues                                  120,057          49,368         303,260         137,427
                                                     ------------    ------------    ------------    ------------

EXPENSES:
   Real estate taxes                                       10,607           5,077          28,229          13,454
   Repairs and maintenance                                  6,301           2,369          17,244           7,248
   Other rental property operating                         22,500           9,452          59,100          27,294
   Corporate general and administrative                     2,372           1,199           9,855           3,498
   Interest expense                                        23,075          11,843          54,687          30,861
   Amortization of deferred financing costs                   937             745           2,157           2,065
   Depreciation and amortization                           20,549          11,058          50,840          29,339
                                                     ------------    ------------    ------------    ------------
          Total expenses                                   86,341          41,743         222,112         113,759
                                                     ------------    ------------    ------------    ------------

         Operating income                                  33,716           7,625          81,148          23,668

OTHER INCOME:
   Equity in net income of unconsolidated
     companies                                              1,119             892           3,118           3,067
                                                     ------------    ------------    ------------    ------------


INCOME BEFORE MINORITY INTERESTS AND
  EXTRAORDINARY ITEM                                       34,835           8,517          84,266          26,735
   Minority interests                                      (4,432)         (2,239)        (12,018)         (5,858)
                                                     ------------    ------------    ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM                           30,403           6,278          72,248          20,877
   Extraordinary item                                          --              --              --          (1,306)
                                                     ------------    ------------    ------------    ------------

NET INCOME                                           $     30,403    $      6,278    $     72,248    $     19,571
                                                     ============    ============    ============    ============


PER SHARE DATA:
   Income before extraordinary item                  $       0.30    $       0.13    $       0.83    $       0.44
   Extraordinary item                                          --              --              --           (0.02)
                                                     ------------    ------------    ------------    ------------
   Net income                                        $       0.30    $       0.13    $       0.83    $       0.42
                                                     ============    ============    ============    ============

WEIGHTED AVERAGE
    SHARES OUTSTANDING                                 99,894,600      47,190,564      87,364,374      47,127,264
                                                     ============    ============    ============    ============




    The accompanying notes are integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY

                     CONSOLIDATED STATEMENTS OF CASHFLOWS
                             (DOLLARS IN THOUSANDS)
                                (NOTES 1 AND 3)




                                                                              FOR THE NINE MONTHS
                                                                              ENDED SEPTEMBER 30,
                                                                         ----------------------------
                                                                                 (UNAUDITED)
                                                                             1997            1996
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $     72,248    $     19,571
Adjustments to reconcile net income to
  net cash provided by operating activities:
       Depreciation and amortization                                           52,997          31,404
       Minority interest                                                       12,018           5,858
       Extraordinary item                                                          --           1,306
       Non-cash compensation                                                      157              91
       Equity in earnings in excess of distributions
         received from unconsolidated companies                                  (252)           (363)
       Increase in accounts receivable                                         (8,681)         (3,997)
       Increase in deferred rent receivable                                   (14,432)         (2,932)
       Increase in other assets                                               (23,879)         (1,445)
       Decrease in restricted cash and cash equivalents                         4,944           1,451
       Increase (decrease) in accounts payable, accrued
         expenses and other liabilities                                        39,768          (1,394)
                                                                         ------------    ------------
            Net cash provided by operating activities                         134,888          49,550
                                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of investment properties                                (1,356,266)       (173,091)
       Capital expenditures - rental properties                               (14,497)         (4,504)
       Tenant improvement and leasing costs - rental properties               (27,121)         (8,738)
       (Increase) decrease in restricted cash and cash equivalents               (524)          1,682
       Investment in unconsolidated companies                                (328,468)        (18,924)
       Increase in escrow deposits - acquisition of investment
          properties                                                           (4,190)         (6,350)
       Increase in notes receivable                                          (134,329)        (11,525)
                                                                         ------------    ------------
            Net cash used in investing activities                          (1,865,395)       (221,450)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt financing costs                                                   (11,329)         (4,317)
       Borrowings under Credit Facility                                       612,500         172,500
       Payments under Credit Facility                                        (336,000)        (20,000)
       Debt proceeds                                                          990,696         124,638
       Debt payments                                                         (158,100)        (57,184)
       Capital contributions - joint venture                                       --             750
       Capital distributions - joint venture                                   (2,061)           (988)
       Proceeds from common shares offering                                   760,460              --
       Proceeds from exercise of share options                                    953              --
       Issuance of partnership units                                               --           1,574
       Distribution of Crescent Operating, Inc. shares to
            unitholders of Operating Partnership and
            shareholders of Crescent Equities                                 (11,907)             --
       Dividends and unitholder distributions                                 (93,215)        (47,637)

                                                                         ------------    ------------
            Net cash provided by financing activities                       1,751,997         169,336
                                                                         ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               21,490          (2,564)
CASH AND CASH EQUIVALENTS,
       Beginning of period                                                     25,592          16,931
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS,
       End of period                                                     $     47,082    $     14,367
                                                                         ============    ============


    The accompanying notes are integral part of these financial statements.

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

         As of September 30, 1997, the Company directly or indirectly owned a portfolio of real estate assets (the "Properties") located primarily in 20 metropolitan submarkets in Texas and Colorado. The Properties include 76 office properties (the "Office Properties") with an aggregate of approximately 24.7 million net rentable square feet, 91 behavioral healthcare facilities ("Behavioral Healthcare Facilities"), five full-service hotels with a total of 1,900 rooms and two destination health and fitness resorts (the "Hotel Properties"), seven retail properties (the "Retail Properties") with an aggregate of approximately .8 million net rentable square feet and real estate mortgages and non-voting common stock representing economic interest ranging from 42.5% to 98% in five unconsolidated residential development corporations (the "Residential Development Corporations"). The Company also, has a 42.5% partnership interest in an unconsolidated entity whose primary holdings consist of a 364-room executive conference center and general partner interests ranging from one to 50%, in additional office, retail, multi-family and industrial properties.

         The Company owns its assets and carries on its operations and other activities through the Operating Partnership and its other subsidiaries.

         The following table sets forth, by subsidiary, the Properties owned by such subsidiary as of September 30, 1997:

Operating Partnership:  The Addison, Addison Tower, The Amberton, AT&T Building,
                        Bank One Tower, Canyon Ranch-Tucson, Cedar Springs Plaza, Central Park Plaza, Chancellor Park(1), Concourse Office Park, Denver Marriott City Center, Four Seasons Hotel-Houston, Frost Bank Plaza, Greenway I and IA, Greenway II, Houston Center Office Properties, MCI Tower, The Meridian, Miami Center, One Preston Park, Palisades Central I, Palisades Central II, The Park Shops in Houston Center, Reverchon Plaza, Sonoma Mission Inn & Spa, Spectrum Center(2), Stemmons Place, Three Westlake Park(3), Trammell Crow Center(4), The Woodlands Office Properties(5), The Woodlands Retail Properties(5), Valley Centre, Walnut Green, 44 Cook, 55 Madison, 160 Spear Street, 301 Congress Avenue(6), 1615 Poydras, 3333 Lee Parkway, 5050 Quorum, and 6225 North 24th Street

Crescent Real Estate    The Aberdeen, The Avallon, Caltex House, The Citadel,
Funding I, L.P.:        Continental Plaza, The Crescent Atrium, The Crescent
("Funding I")           Office Towers, Regency Plaza One, and Waterside Commons

Crescent Real Estate    Albuquerque Plaza, Barton Oaks Plaza One, Briargate
Funding II, L.P.:       Office and Research Center, Hyatt Regency Albuquerque,
("Funding II")          Hyatt Regency Beaver Creek, Las Colinas Plaza, Liberty
                        Plaza I & II, MacArthur Center I & II, Ptarmigan Place,
                        Stanford Corporate Centre, Two Renaissance Square, and
                        12404 Park Central

Crescent Real Estate    Greenway Plaza Portfolio(7)
Funding III, IV, and
V, L.P.: ("Funding
III, IV and V")

Crescent Real Estate    Canyon Ranch-Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate    Behavioral Healthcare Facilities
Funding VII, L.P.:
("Funding VII")

-------------
(1) The Operating Partnership owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.
(2) The Operating Partnership owns the principal economic interest in Spectrum Center through an interest in the limited partnership which owns both a mortgage note secured by Spectrum Center and the ground lessor's interest in the land underlying the building.
(3) The Operating Partnership owns the principal economic interest in Three Westlake Park through its ownership of a mortgage note secured by Three Westlake Park.
(4) The Operating Partnership owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building.
(5) The Operating Partnership owns a 75% limited partner interest and an indirect approximately 10% general partner interest in the partnerships that own The Woodlands Office and Retail Properties.
(6) The Operating Partnership owns a 49% limited partner interest and Crescent/301, L.L.C., a wholly owned subsidiary of the General Partner and the Operating Partnership, owns a 1% general partner interest in 301 Congress Avenue, L.P., the partnership that owns 301 Congress Avenue.
(7) Funding III owns the Greenway Plaza Portfolio, except for the central heated and chilled water plant building and Coastal Tower Office property, both located within Greenway Plaza, which are owned by Funding IV and Funding V, respectively.

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

2.    NEW ACCOUNTING PRONOUNCEMENT:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS") ("SFAS 128") which supersedes APB No. 15 for periods ending after December 15, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. Primary EPS and Fully Diluted EPS are replaced by Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The Company does not expect the effect of its adoption of SFAS 128 to be material.

3. SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS:

                                                                                        Nine months ended
                                                                                           September 30,
                                                                                        -----------------
                                                                                          1997      1996
                                                                                        -------   -------
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW
       INFORMATION:

        Interest paid                                                                   $52,594   $30,930

     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES:

        Two-for-one stock split                                                         $   361   $    --

       Conversion of operating partnership units to common shares with resulting reduction in minority interest and increases in common share and
         additional paid-in capital                                                     $   426   $   857

       Minority interest - joint venture capital                                        $    --   $21,635

       Issuance of operating partnership units in conjunction
       with property acquisition                                                        $    --   $27,056

4. INVESTMENTS IN REAL ESTATE MORTGAGES AND COMMON STOCK OF UNCONSOLIDATED
   COMPANIES:

     The Company reports its share of income and losses based on its ownership interest in the respective equity investments. The following summarized information for all unconsolidated companies (see Note 1) has been presented on an aggregated basis as of September 30, 1997.

                                  For the three       For the nine
                                  months ended        months ended
                               September 30, 1997  September 30, 1997
                               ------------------  ------------------
Total revenues                      $ 27,685         $ 34,105

Total expenses                        26,247           30,853
                                    --------         --------
Net income                          $  1,438         $  3,252
                                    ========         ========
Company equity in net income
  of unconsolidated companies       $  1,119         $  3,118
                                    ========         ========

5. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:

Following is a summary of the Company's debt financing:

                                                                                      September 30,
                                                                                           1997
                                                                                      --------------
Note payable to LaSalle National Bank, as Trustee for Commercial Mortgage
Pass-Through Certificates, Series 1995-MD IV ("LaSalle Note I") bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2027 (1), secured by the Funding I
properties .....................................................................          $239,000

Note payable to LaSalle National Bank, as Trustee for Commercial Mortgage
Pass-Through Certificates, Series 1996-MD V ("LaSalle Note II") bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028(2), secured by the Funding II
properties .....................................................................           161,000

Note payable to LaSalle National Bank, as Trustee for Commercial Mortgage
Pass-Through Certificates, Series 1994-MD II ("LaSalle Note III") due July 1999,
bears interest at 30-day LIBOR plus a weighted average rate of 2.135% (at
September 30, 1997 the rate was 7.82% subject to a rate cap of 10%) with a five-year interest-only term, secured by the Funding III, IV and V
properties .....................................................................           115,000

Note payable to Connecticut General Life Insurance Company ("CIGNA") due
December 2002, bears interest at 7.47% with a seven-year interest-only term,
secured by the MCI Tower and Denver Marriott City Center properties ............            63,500

Note payable to Northwestern Mutual Life Insurance Company due January 2004,
bears interest at 7.66% with a seven-year interest-only term, secured by the 301
Congress Avenue property .......................................................            26,000

Note payable to Metropolitan Life Insurance Company due September 2001, bears interest at 8.88% with monthly principal and interest payments, secured by five
of The Woodlands Office Properties .............................................            12,188

Note payable to Nomura Asset Capital Corporation ("Nomura Funding VI Note")
bears interest at 10.07% with monthly principal and interest payments based on a
25-year amortization schedule through July 2020(3), secured by the Funding VI
property .......................................................................             8,716

Short-term unsecured note payable to BankBoston, N.A. ("BankBoston") due
October 1997, bears interest at Eurodollar rate plus 137.5 basis points (at
September 30, 1997, the rate was 7.03%) ........................................           235,000(4)

Short-term unsecured note payable to BankBoston due August 1998, bears interest at Eurodollar rate plus 120 basis points (at September 30, 1997, the rate was
6.86%) ........................................................................            200,000


                                                                                 September 30,
                                                                                      1997
                                                                                -----------------
Senior unsecured notes to State Street Bank & Trust Company of Missouri,
N.A., as Trustee, bear interest at a fixed rate of 6.63% with a five-year interest-only term, due September 2002 (see description of Notes offering
below) ....................................................................           150,000

Senior unsecured notes to State Street Bank & Trust Company of Missouri,
N.A., as Trustee, bear interest at a fixed rate of 7.13% with a ten-year interest-only term, due September 2007 (see description of Notes offering
below) ....................................................................           250,000
                                                                                   ----------
Total Notes Payable .......................................................        $1,460,404
                                                                                   ==========


(1) In August 2007, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,000.
(2) In March 2006, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,000.
(3) In July 1998, the Company may defease the note by purchasing Treasury obligations to pay the note without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty.
(4) On October 15, 1997, the note was repaid in full through a draw under the Company's Credit Facility (see Note 11 - October 1997 Offering).

         On September 22, 1997, the Company's line of credit from a consortium of banks led by BankBoston (the "Credit Facility") was increased to $450,000 to enhance the Company's financial flexibility in making new real estate investments. Concurrently with such increase, the interest rate on advances under the Credit Facility was decreased from the Eurodollar rate plus 137.5 basis points to the Eurodollar rate plus 120 basis points. The Credit Facility is unsecured and expires in June 2000. The Credit Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, and a minimum net worth requirement. As of September 30, 1997, the Company was in compliance with all covenants. As of September 30, 1997, the interest rate was 6.86% and the outstanding balance was $316,500, with availability of $133,500.

         On September 22, 1997, the Operating Partnership completed a private note offering of senior unsecured notes in an aggregate principal amount of $400,000 (the "Notes"). The Notes were issued in two series, the 6 5/8%, $150,000 notes with maturity on September 15, 2002, yielding a 6.73% effective rate (the "2002 Notes") and the 7 1/8%, $250,000 notes with maturity on September 15, 2007, yielding a 7.151% effective rate (the "2007 Notes"). The Notes pay interest semi-annually in arrears. The interest rate on the Notes is subject to temporary increase by 50 basis points in the event that a registered offer to exchange the Notes for notes of the Operating Partnership with terms identical in all material respects to the Notes is not consummated or a shelf registration statement with respect to the resale of the Notes is not declared effective by the Securities and Exchange Commission (the "SEC") on or before the 180th day following the date of original issuance of the Notes. The interest rate on the Notes also is subject to temporary or permanent increase by 37.5 basis points in the event that, within the period from the date of original issuance of the Notes to the first anniversary of original issuance, the Notes are assigned a rating that is not an investment grade rating (as defined in the Notes) or are not assigned or do not retain, a rating by specified rating agencies. These adjustments may apply simultaneously.

         The Notes are redeemable, in whole or in part, at the option of the Operating Partnership upon payment of principal, accrued and unpaid interest, and the premium specified in the Notes. The Notes also contain certain covenants, including limitations on the ability of the Operating Partnership and its subsidiaries to incur additional debt, other than certain intercompany debt that is subordinate to payment of the Notes, unless certain asset and income tests are satisfied.

         The net proceeds of the Notes offering were used to fund the approximately $327,600 purchase price of Houston Center, to repay approximately $50,000 of borrowings under the Credit Facility, to fund approximately $10,000 of the purchase price of Miami Center, and to repay approximately $7,200 of short term indebtedness.

6.   MINORITY INTERESTS:

         Minority interests represents (i) the limited partnership interests owned by unitholders in the Operating Partnership ("units") and (ii) joint venture interests held by outside interests. Due to the March 26, 1997 two-for-one stock split, the exchange factor has been adjusted in accordance with the Operating Partnership's limited partnership agreement and each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's investment in the Operating Partnership is increased. During the nine months ended September 30, 1997, there were 18,551 units exchanged for 37,102 common shares.

7. SHAREHOLDERS' EQUITY:

         On February 4, 1997, the Company paid a cash dividend and unitholder distribution of $26,100 or $.61 per share and equivalent unit, to shareholders and unitholders of record on January 21, 1997. The dividend represented an annualized distribution of $2.44 per share and equivalent unit.

         On March 2, 1997, the Company declared a two-for-one stock split in the form of a 100% share dividend. The share dividend was paid on March 26, 1997 to shareholders of record on March 20, 1997.

         On April 28, 1997, the Company completed an offering (the "April 1997 Offering") of 24,150,000 common shares (including the underwriters' overallotment option) at $25.375 per share. Net proceeds from the April 1997 Offering to the Company after underwriting discount of $29,222 and other offering costs of $3,000 were approximately $580,584. On May 14, 1997, the Company completed an additional offering of 500,000 common shares to several underwriters who participated in the April 1997 Offering. The common shares were sold at $25.875 per share, totaling gross proceeds of approximately $12,938 (collectively, the "Offerings").

         In the second quarter of 1997, the Company used net proceeds of $593,522 from the Offerings and approximately $314,700 from borrowings under the Credit Facility and $160,000 of short-term borrowings from BankBoston (i) to fund approximately $30,000 in connection with the formation and capitalization of Crescent Operating, Inc. ("Crescent Operating"); (ii) to repay the $150,000 BankBoston short-term note payable; (iii) to reduce by $131,000 borrowings under the Credit Facility; (iv) to fund approximately $306,300 of the purchase price of the Carter-Crowley Portfolio (as defined in Note 9) acquired by the Company; and (v) to fund the commitments of the Company and Crescent Operating related to the Magellan transaction totaling approximately $419,700. The remaining $31,222 has been used for working capital purposes.

         On May 14, 1997, the Company paid a cash dividend and unitholder distribution of $33,476 or $.305 per share and equivalent unit, to shareholders and unitholders of record on April 30, 1997. The dividend represented an annualized distribution of $1.22 per share and equivalent unit.

         On July 23, 1997, the Company sold to Merrill Lynch & Co. 351,185 common shares at $28.475 per share (the "Merrill Offering"). The proceeds were used to repay approximately $10,000 of borrowings under the Credit Facility.

         On August 5, 1997, the Company paid a cash dividend and unitholder distribution of $33,639 or $.305 per share and equivalent unit, to shareholders and unitholders of record on July 16, 1997. The dividend represented an annualized distribution of $1.22 per share and equivalent unit.

         On August 12, 1997, the Company entered into two transactions with affiliates of Union Bank of Switzerland ("UBS"). In one transaction, the Company sold 4,700,000 common shares at $31.5625 per share to UBS Securities, LLC for approximately $148 million (approximately $145 million of net proceeds) ("UBS Offering"). In the other transaction, the Company entered into a forward share purchase agreement with Union Bank of Switzerland, London Branch ("UBS-LB") which provides that the Company will purchase 4,700,000 common shares from UBS-LB within one year. The purchase price will be determined on the date the Company settles the agreement and will include a forward accretion component, minus an adjustment for the Company's distribution rate. The Company may complete the settlement for cash or common shares at its option. The net proceeds were used to repay borrowings under the Credit Facility.

         On September 22, 1997, in connection with the acquisition of Houston Center, the Company sold to the seller of Houston Center, 307,831 common shares at $32.485 per share (the "HC Offering"). The proceeds were used to repay approximately $10,000 of borrowings under the Credit Facility.

8. FORMATION AND CAPITALIZATION OF CRESCENT OPERATING, INC.

         In April 1997, the Company established a new Delaware Corporation, Crescent Operating. All of the outstanding common stock of Crescent Operating was distributed, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997, in a spin-off.

         Crescent Operating was formed to become a lessee and operator of various assets and to perform the Intercompany Agreement between Crescent Operating and the Company, pursuant to which each has agreed to provide the other with rights to participate in certain transactions. As a result of the formation of Crescent Operating and the execution of the Intercompany Agreement, persons who own equity interests in both Crescent Operating and the Company have the opportunity to participate in the benefits of both the real estate investments of the Company (including ownership of real state assets) and the lease of certain of such assets and the ownership of other non-real estate assets by Crescent Operating. The certificate of incorporation, as amended and restated, of Crescent Operating generally prohibits Crescent Operating for so long as the Intercompany Agreement remains in effect, from engaging in activities or making investments that a REIT could make, unless the Company was first given the opportunity but elected not to pursue such activities or investments.

         In connection with the formation and capitalization of Crescent Operating, the Company provided to Crescent Operating approximately $50,000 in the form of cash contributions and loans to be used by Crescent Operating to acquire certain assets described in Note 9. The Company also made available to Crescent Operating a line of credit in the amount of $20,400 to be used by Crescent Operating to fulfill certain ongoing obligations associated with these assets.

9.   ACQUISITIONS:

         Greenway II. On January 17, 1997, the Company acquired Greenway II, a seven-story Class A office building containing approximately 154,000 net rentable square feet and located in the Richardson/Plano submarket of Dallas, Texas. The purchase price was approximately $18,200, which was funded through a draw under the Credit Facility.

         Trammell Crow Center. On February 28, 1997, the Company acquired substantially all of the economic interest in Trammell Crow Center, a 50-story Class A office building, which contains approximately 1,128,000 net rentable square feet. The property is located in the cultural and financial district of the Central Business District ("CBD") submarket of Dallas, Texas. The Company acquired its interest in Trammell Crow Center through the purchase of fee simple title to the property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building. The purchase price was approximately $162,000, of which $150,000 was funded through proceeds from an unsecured, short-term loan with BankBoston and the remaining balance of $12,000 through a draw under the Credit Facility.

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

         Carter-Crowley Portfolio. On February 10, 1997, the Company entered into a contract to acquire for approximately $383,300, substantially all of the assets (the "Carter-Crowley Portfolio") of Carter-Crowley Properties, Inc. ("Carter-Crowley"), an unaffiliated company controlled by the family of Donald
J. Carter. At the time the contract was executed, the Carter-Crowley Portfolio included 14 office properties (the "Carter-Crowley Office Portfolio"), with an aggregate of approximately 3.0 million net rentable square feet, approximately 1,216 acres of commercially zoned, undeveloped land located in the Dallas/Fort Worth metropolitan area, two multifamily residential properties located in the Dallas/Fort Worth metropolitan area, marketable securities, an approximately 12% limited partner interest in the limited partnership that owns the Dallas Mavericks NBA basketball franchise, secured and unsecured promissory notes, certain direct non-operating working interests in various oil and gas wells, an approximately 35% limited partner interest in two oil and gas limited partnerships, and certain other assets (including operating businesses). Pursuant to an agreement between Carter-Crowley and the Company, Carter-Crowley liquidated approximately $51,000 of such assets originally included in the Carter-Crowley Portfolio, consisting primarily of the marketable securities and the oil and gas investments, resulting in a reduction in the total purchase price by a corresponding amount to approximately $332,300. On May 9, 1997, the Company and Crescent Operating acquired the Carter-Crowley Portfolio.

         The Company acquired certain assets from the Carter-Crowley Portfolio, with an aggregate purchase price of approximately $306,300, consisting primarily of the Carter-Crowley Office Portfolio, the two multifamily residential properties, the approximately 1,216 acres of undeveloped land and the secured and unsecured promissory notes relating primarily to the Dallas Mavericks. In addition to the promissory notes relating to the Dallas Mavericks, the Company obtained rights from the current holders of the majority interest in the Dallas Mavericks to a contingent $10,000 payment after a new arena is constructed within a 75-mile radius of Dallas.

         Crescent Operating purchased the remainder of the Carter-Crowley Portfolio utilizing cash contributions and loan proceeds provided to Crescent Operating by the Company. These assets, which have an allocated cost of approximately $26,000, consisted primarily of the approximately 12% limited partner interest in the limited partnership that owns the Dallas Mavericks, an approximately 1% interest in a private venture capital fund, and a 100% interest in a construction equipment sale, leasing and services company.

         Dallas Mavericks Interest. On June 11, 1997, DBL Holdings, Inc. ("DBL"), a wholly owned subsidiary of the Operating Partnership was formed. In connection with the formation of DBL, the Operating Partnership acquired all the voting and non-voting common stock of DBL, for an aggregate purchase price of approximately $2,500 and loaned to DBL approximately $10,100. The voting common stock, which represented a 5% effective interest in DBL, was subsequently sold to Gerald W. Haddock , the President and Chief Executive Officer of the Company and Crescent Operating, and John C. Goff, the Vice Chairman of the Company and Crescent Operating, for $126. On June 11, 1997, DBL acquired from Crescent Operating, for approximately $12,550, the limited partner interest in the partnership that owns the Dallas Mavericks.

         Magellan Transaction. On June 17, 1997, the Company acquired substantially all of the real estate assets of the domestic hospital provider business of Magellan Health Services, Inc. ("Magellan"), as previously owned and operated by a wholly owned subsidiary of Magellan. The Magellan transaction involved various components, certain of which related to the Company and certain of which related to Crescent Operating.

         The total purchase price of the assets acquired in the Magellan transaction was approximately $419,700. Of this amount, the Company paid approximately $387,200 for the acquisition of the 91 Behavioral Healthcare Facilities (and one additional behavioral healthcare facility, which subsequently was sold) and $12,500 for the acquisition of warrants to purchase 1,283,311 shares of common stock of Magellan. Crescent Operating paid $5,000 for its interest in Charter Behavioral Health Systems, LLC, a limited liability company ("CBHS"), $12,500 for the acquisition of warrants to purchase 1,283,311 shares of common stock of Magellan and $2,500 to CBHS after the closing. CBHS is owned 50% by Crescent Operating and 50% by a wholly owned subsidiary of Magellan, subject to potential dilution of each by up to 5% in connection with future incentive compensation of management of CBHS.

         The principal component of the transaction was the Company's acquisition of the Behavioral Healthcare Facilities, which are leased to CBHS, and the subsidiaries of CBHS, under a triple-net lease. The lease requires the payment of annual minimum rent in the amount of $41,700, increasing in each subsequent year during the 12-year term at a 5% compounded annual rate. The lease provides for four, five-year renewal options. All maintenance and capital improvement costs are the responsibility of CBHS during the term of the lease. In addition, CBHS is required to pay annually an additional $20,000 under the lease, at least $10,000 of which must be used, as directed by CBHS, for capital expenditures each year and up to $10,000 of which may be used, if requested by CBHS, to cover capital expenditures, property taxes, insurance premiums, and franchise fees.

         Woodlands Transaction. On July 31, 1997, the Company and certain Morgan Stanley funds (the "Morgan Stanley Group") acquired The Woodlands Corporation, a subsidiary of Mitchell Energy Corporation, for approximately $543,000. In connection with the acquisition, the Company and the Morgan Stanley Group made equity investments of approximately $80,000 and $109,000, respectively. The Company's contribution was funded through the $235,000 BankBoston loan. The remaining approximately $354,000 and associated acquisition and financing costs of approximately $15,000 were financed by the two limited partnerships, described below, through which the investment was made. The Woodlands Corporation was the principal owner, developer and operator of The Woodlands, an approximately 27,000-acre, master-planned residential and commercial community located 27 miles north of downtown Houston, Texas. The Woodlands which is approximately 50% developed, includes a shopping mall, retail centers, office buildings, a hospital, club facilities, a community college, a performance pavilion, and numerous other amenities.

         The acquisition was made through The Woodlands Commercial Properties Company, L.P. ("Woodlands-CPC"), a limited partnership in which the Morgan Stanley Group holds a 57.5% interest and the Company holds a 42.5% interest, and the Woodlands Land Development Company, L.P. ("Woodlands-LDC"), a limited partnership in which the Morgan Stanley Group holds a 57.5% interest and a newly formed Residential Development Corporation, The Woodlands Land Company, Inc. ("WLC"), holds a 42.5% interest. The Company currently owns all of the non-voting common stock, representing a 95% economic interest in WLC and, effective September 29, 1997, Crescent Operating owns all of the voting common stock, representing a 5% economic interest, in WLC. The Company is the managing general partner of Woodlands-CPC and WLC is the managing general partner of Woodlands-LDC.

         In connection with the acquisition, Woodlands-CPC acquired The Woodlands Corporation's 25% general partner interest in the partnerships that own approximately 1.2 million square feet of The Woodlands Office and Retail Properties. The Company previously held a 75% limited partner interest in each of these partnerships and, as a result of the acquisition, the Company's indirect economic ownership interest in these Properties increased to approximately 85%. The other assets acquired by Woodlands-CPC include a 364-room executive conference center, a private golf and tennis club serving approximately 1,600 members and offering 81 holes of golf, and approximately 400 acres of land that will support commercial development of more than 3.5 million square feet of office, multi-family, industrial, retail and lodging properties. In addition, Woodlands-CPC acquired The Woodlands Corporation's general partner interests, ranging from one to 50%, in additional office and retail properties and in multi-family and light industrial properties. Woodlands-LDC acquired approximately 6,400 acres of land that will support development of more than 20,000 lots for single-family homes and approximately 2,500 acres of land that will support more than 21.5 million net rentable square feet of commercial development. The executive conference center, including the golf and tennis club and golf courses, is operated and leased by a wholly owned subsidiary of a partnership owned 42.5% by a subsidiary of Crescent Operating and 57.5% by the Morgan Stanley Group.

         Desert Mountain. On August 29, 1997, the Company acquired, through a newly formed Residential Development Corporation, Desert Mountain Development Corporation ("DMDC"), the majority economic interest in Desert Mountain Properties Limited Partnership ("DMPLP"), the partnership that owns Desert Mountain, a master-planned, luxury residential and recreational community in northern Scottsdale, Arizona. Desert Mountain is an 8,300-acre property that is zoned for the development of approximately 4,500 lots, approximately 1,500 of which have been sold. Desert Mountain also includes The Desert Mountain Club, a private golf, tennis and fitness club serving over 1,600 members. The partnership interest was acquired from a subsidiary of Mobil Land Development Corporation for approximately $214,000, which was funded through the $200,000 BankBoston loan and a draw under the Credit Facility. The sole limited partner of DMPLP is Sonora Partners Limited Partnership ("Sonora") whose principal owner is Lyle Anderson, the original developer of Desert Mountain. A portion of Sonora's interest in DMPLP is exchangeable for common shares of the Company. Sonora currently owns a 7% economic interest in DMPLP, and DMDC, which is the sole general partner of DMPLP, owns the remaining 93% economic interest. The Company owns all of the non-voting common stock, representing a 95% economic interest, and, effective September 29, 1997, Crescent Operating owns all of the voting common stock, representing a 5% economic interest, in DMDC. The Company also holds a residential development property mortgage on Desert Mountain.

         Houston Center. On September 22, 1997, the Company acquired Houston Center, an approximately 3.0 million square foot, mixed-use property located in the CBD submarket of Houston, Texas. Houston Center consists of three high-rise Class A office buildings aggregating approximately 2.8 million net rentable square feet ("Houston Center Office Properties"), a 399-room Four Seasons Hotel-Houston, 114 luxury apartments, The Park Shops in Houston Center (a retail property containing approximately 191,000 net rentable square feet), and approximately 20 acres of contiguous undeveloped commercial land. The aggregate purchase price for Houston Center was approximately $327,600 which was funded from the proceeds of the Notes offering (described in Note 5).

            Miami Center. On September 30, 1997, the Company acquired Miami Center, a 34-story Class A office building containing approximately 783,000 net rentable square feet located in the Downtown-CBD submarket of Miami, Florida. The Company acquired fee simple title, subject to a Condominium Declaration, to Miami Center for approximately $131,500. The purchase price was funded through an approximately $121,500 draw under the Credit Facility and $10,000 from proceeds of the Notes offering. The Company owns the single condominium unit that comprises the Miami Center office building and an unaffiliated party owns the hotel unit. The Condominium Declaration grants each unit a 50% interest in common areas, as well as in the common operating expenses of the condominium.

10.   PRO FORMA FINANCIAL INFORMATION

         The pro forma financial information for the nine months ended September 30, 1997 and 1996 assumes the completion, in each case as of January 1, 1996, of
(i) the 11,500,000 common share offering on October 2, 1996 and the additional 450,000 common share offering on October 9, 1996; (ii) the Offerings; (iii) the Merrill Offering; (iv) the UBS Offering; (v) the Notes offering; (vi) the HC Offering; (vii) the 1996 and 1997 completed acquisitions inclusive of subsequent events (see Note 11), except for the Refrigerated Warehouses transaction (collectively referred to as the, "Acquisitions"); and (viii) the October 1997 Offering (as defined in Note 11). Proforma information assumes as of January 1, 1996, all offering proceeds were used for repayment of indebtedness for Acquisitions.

                                                                    Nine Months Ended      Nine Months Ended
                                                                    September 30,1997      September 30,1996
                                                                    -----------------      -----------------
  Total revenue ..............................................          $437,619               $408,865
  Operating income .............................................        $100,440               $ 79,165
  Income before minority interests
       and extraordinary item ..................................        $120,339               $ 95,185

  Net income ...................................................        $107,694               $ 84,109

    Per share:
       Income before extraordinary item ........................        $    .96               $    .76

       Net income ..............................................        $    .96               $    .75

The pro forma operating results combine the Company's historical operating results with the historical incremental rental income and operating expenses including an adjustment for depreciation based on the acquisition price associated with the Office and Retail Property acquisitions. Pro forma adjustments primarily represent the following: (i) rental income to the Company from the hotels acquired during 1996 and 1997, based on the lease payments from the hotel lessees and calculated on a pro forma basis by applying the rent provisions (as set forth in the lease agreements); (ii) rental income based on the lease payment from CBHS to the Company by applying the rent provisions (as set forth in the lease agreement); (iii) adjustment for depreciation expense for Hotel Properties and Magellan Facilities; (iv) adjustment for equity in net income for the Woodlands and Desert Mountain transactions; (v) interest income for the notes acquired in the Carter-Crowley transaction, the loans to Crescent Operating and the loans to DMPL; and (vi) interest costs assuming the borrowings to finance acquisitions and assumption of debt for property acquisitions.

         These pro forma amounts are not necessarily indicative of what the actual financial position of the Company would have been assuming the above investments had been consummated as of the beginning of the period, nor do they purport to represent the future financial position of the Company.

11.   SUBSEQUENT EVENTS

         Distribution. On September 10, 1997, the Company declared a cash distribution of $.38 per share and equivalent unit, to shareholders and unitholders of record on October 16, 1997. The cash dividend and unitholder distribution were paid on November 4, 1997, and represented an annualized distribution of $1.52 per share and equivalent unit.

         October 1997 Offering. On October 8, 1997, the Company completed an offering (the "October 1997 Offering") of 10,000,000 common shares at $39.00 per share. Net proceeds from the October 1997 Offering to the Company after underwriting discount of $19,900 were approximately $370,100 (with other estimated offering costs of $1,500). The net proceeds of $370,100 were used to partially repay approximately $325,100 of borrowings under the Credit
Facility and to fund approximately $45,000 of the purchase price of the U.S. Home Building.

         U.S. Home Building. On October 15, 1997, the Company acquired U.S. Home Building, a 21-story Class A office building located in the West Loop/Galleria submarket of Houston, Texas, containing approximately 400,000 net rentable square feet. The purchase price was approximately $45,000, which was funded from proceeds of the October 1997 Offering (as defined below).

         Bank One Center. On October 22, 1997, the Company, together with affiliates of TrizecHahn Corporation ("Trizec") acquired Bank One Center, a 60-story Class A office building located in the CBD submarket of Dallas, Texas. Bank One Center contains approximately 1.5 million net rentable square feet. The acquisition was made by Main Street Partners, L.P. (the "Partnership"), a Texas limited partnership in which the Company and Trizec each own a 50% interest. Crescent 1717 Main, L.L.C., a Texas limited liability company that is wholly owned by the Operating Partnership and TrizecHahn 1717 Main St., Inc., a Delaware corporation, serve as the general partners of the Partnership. The Partnership acquired Bank One Center for approximately $238,000 from two unaffiliated entities. The purchase price was funded through (i) proceeds from two secured loans aggregating $155,000 provided by The Travelers Insurance Company and (ii) capital contributions of $41,500 from each of the Company and Trizec partner groups. The Company's capital contribution of $41,500 was funded through a draw under the Credit Facility.

         Registration Statement. On October 29, 1997, the Company filed a shelf registration with the SEC for an aggregate of $1.5 billion of common shares, preferred shares, and warrants exercisable for common shares. Any securities issued under the registration statement may be offered from time to time in amounts, at prices, and on terms to be determined at the time of the offering. Management believes this shelf registration will provide the Company with more efficient and immediate access to the capital markets at such time as it is considered appropriate. Net proceeds from any offering of these securities are expected to be used for general business purposes, including the acquisition and development of additional properties and other acquisition transactions, the payment of certain outstanding debt, and improvements to certain properties in the Company's portfolio.

         Refrigerated Warehouses Transaction. Effective September 28, 1997, the Company entered into a partnership with Vornado Realty Trust ("Vornado" and, collectively with its affiliates, "VNO") to participate in the acquisition of Americold Corporation ("Americold") and URS Logistics, Inc. ("URS"), two suppliers of refrigerated warehouse space in the United States. On October 30, 1997, the Company and VNO agreed to the termination of that partnership and the formation of two new partnerships, one of which was formed to consummate the acquisition of Americold (the "Americold Partnership") and the other to consummate the acquisition of URS (the "URS Partnership"). The Company, through two newly formed subsidiaries ("Crescent Subsidiaries"), will own 40% of these partnerships, and Vornado, through two newly formed subsidiaries ("Vornado Subsidiaries"), will own 60%.

         On October 31, 1997, the Americold Partnership acquired all of the common stock of Americold through the merger of a subsidiary of Vornado into Americold, and the URS Partnership acquired all of the common stock of URS through the merger of a separate subsidiary of Vornado into URS. As a result, the Americold Partnership and the URS Partnership became the owners and operators of approximately 79 refrigerated warehouses with an aggregate of approximately 368 million cubic feet.

          The aggregate purchase price for the acquisition of Americold and URS (including the retention of approximately $660,000 of pre-existing debt of Americold and URS) was approximately $991,000. In accordance with the partnership agreements of the Americold Partnership and the URS Partnership, the Company paid an aggregate of 40% of the approximately $331,000 cash purchase price or approximately $132,400.

          The Company currently owns all of the voting common stock, representing an approximately 95% economic interest, and all of the nonvoting common stock, representing an approximately 5% economic interest, of the Crescent Subsidiaries. The Company expects to offer its interest in the voting common stock to Crescent Operating, but no offer has been made at this time.
It is intended that the transfer of the voting common stock to another entity will take place in the near future and in no event later than December 31, 1997.

         The parties have not yet determined certain matters relating to the future ownership and operations of Americold and URS, including the identification and division of the assets that will continue to be owned by one of the partnerships and those that will be owned by one or more other entities formed to conduct the business operations currently conducted by Americold and URS, and the nature and terms of any lease that may be entered into between the operating entity and the owner of the warehouses.

         Term Loan. On November 3, 1997, the Company negotiated a term loan with BankBoston in the amount of $50,000 (the "BankBoston Term Loan"). The loan bears interest at Eurodollar plus 120 basis points and matures on March 31, 1998. The BankBoston Term Loan can be increased to $150,000 subject to certain conditions.

         Fountain Place. On November 7, 1997, the Company acquired Fountain Place, a 60-story Class A office building located in the CBD submarket of Dallas, Texas containing approximately 1.2 million net rentable square feet. The purchase price was approximately $114,000 of which the Company funded $16,900 through the BankBoston Term Loan and $97,100 through the assumption of nonrecourse indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND HISTORICAL RESULTS OF OPERATIONS

         The changes in operating results from period to period are primarily the result of increases in the total square feet of office and retail properties and number of hotel/resort rooms/guest nights contained in the portfolio due to acquisitions made by the Company. The weighted average square feet of consolidated office and retail properties for the three and nine months ended September 30, 1997, were approximately 21.6 and 19.8 million, respectively, compared to 10.3 and 9.4 million for the same periods in 1996. These increases represent an 120.4% and 110.6% increase in square feet for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The weighted average number of rooms/guest nights for consolidated hotel properties for the three months and nine months ended September 30, 1997, were approximately 1,939 and 1,922 compared to 1,463 and 1,356, for the same periods in 1996. These increases represent a 32.5% and 41.7% increase in rooms/guest nights for the three and nine months ended September 30, 1997.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in real estate conditions (including rental rates and competing properties) or in industries in which the Company's principal tenants compete, the failure to consummate anticipated transactions, the ability to identify acquisition opportunities meeting the Company's investment strategy, timely leasing of unoccupied square footage, timely releasing of occupied square footage upon expiration, and the Company's ability to generate revenues sufficient to meet debt service payments and other operating expenses; and financing risks, such as the availability of equity and debt financing, the Company's ability to service existing debt, the possibility that the Company's outstanding debt (which requires so-called balloon payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and the fact that interest rates under the Credit Facility and certain other loans may increase.

         This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal and recurring nature.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Total revenues increased approximately $70.7 million, or 143.1%, to $120.1 million for the three months ended September 30, 1997, as compared to $49.4 million for the three months ended September 30, 1996. An increase in office and retail property revenues of $48.8 million is primarily attributable to the acquisition of: a) 23 office properties in 1997 which resulted in $19.7 million of incremental revenues; b) 16 office properties and four retail properties in the fourth quarter of 1996 which resulted in $24.0 million of incremental revenues; and c) four office properties in the third quarter of 1996 which resulted in $2.2 million of incremental revenues. An increase in hotel property revenues of $4.0 million is primarily attributable to the acquisition of two destination health and fitness resorts and one full-service hotel property in the third and fourth quarters of 1996. The increase in behavioral healthcare facilities revenues of $13.8 million is attributable to the acquisition of the facilities in June 1997. The increase in interest and other income of $4.1 million is primarily attributable to the $134.3 million increase in notes receivable as a result of the acquisition of certain notes in the Carter-Crowley transaction, loans to Crescent Operating, Inc. ("Crescent Operating"), loans to Desert Mountain Properties Limited Partnership ("DMPLP") and the acquisition of a note receivable secured by a hotel property.

         Total expenses increased $44.6 million, or 107.0%, to $86.3 million for the three months ended September 30, 1997, as compared to $41.7 million for the three months ended September 30, 1996. The increase in rental property operating expenses of $22.5 million is primarily attributable to the acquisition of: a)
23 office properties in 1997 which resulted in $9.7 million of incremental expenses; b) 16 office properties and four retail properties in the fourth quarter of 1996 which resulted in $9.8 million of incremental expenses; and c) four office properties in the third quarter of 1996 which resulted in $1.0 million of incremental expenses during the period. Depreciation and amortization increased $9.5 million due primarily to the acquisition of office properties and behavioral healthcare facilities. The increase in interest expense of $11.2 million is primarily attributable to: (i) $.5 million of interest payable under the financing arrangement with Northwestern Mutual Life Insurance Company, which was in place as of December 1996; (ii) $2.3 million payable under LaSalle Note III, which was assumed in the acquisition of the Greenway Plaza Portfolio in October 1996; (iii) $5.1 million of interest payable under the $200 million and $235 million short-term notes with BankBoston, N.A. ("BankBoston") which were obtained in June and August of 1997, respectively; (iv) $2.6 million of incremental interest payable due to draws under the Credit Facility (average balance outstanding for the third quarter 1997 and 1996 was $294.1 million and $115.4 million, respectively); and (v) $.7 million of interest payable under the senior unsecured notes aggregating $400 million ("Notes"). All of the financing arrangements, except for LaSalle Note III, were used to fund acquisitions. The increase in corporate general and administrative expense of $1.2 million was attributable to incremental costs associated with the corporate operations of the Company as a direct result of recent property additions to the Company's portfolio.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Total revenues increased approximately $165.9 million, or 120.7%, to $303.3 million for the nine months ended September 30, 1997, as compared to $137.4 million for the nine months ended September 30, 1996. An increase in office and retail property revenues of $127.3 million is primarily attributable to the acquisition of: a) 23 office properties in 1997 which resulted in $38.4 million of incremental revenues; b) six office properties during the nine months ended September 30, 1996, which resulted in $14.8 million of incremental revenues; and c) 16 office properties and four retail properties in the fourth quarter of 1996, which resulted in $68.9 million of incremental revenues. In addition, office property revenues increased due to The Crescent's increase in rental rates and occupancy which resulted in $1.7 million of incremental revenues. An increase in hotel property revenues of $12.7 million is primarily attributable to the acquisition of two destination health and fitness resorts and one full-service hotel property in the third and fourth quarters of 1996, which resulted in $11.9 million of incremental revenues. The increase in behavioral healthcare facilities revenues of $16.0 million is attributable to the acquisition of the facilities in June 1997. The increase in interest and other income of $9.9 million for the nine months ended September 30, 1997, is primarily attributable to: a) the $3.1 million profit distribution related to the Company's investment in HBCLP, Inc., the primary asset of which is the investment in Hudson Bay Partners,

L.P., an investment partnership in which the Company holds an effective 95% economic interest; b) the $134.3 million increase in notes receivable as a result of the acquisition of certain notes in the Carter-Crowley transaction, loans to Crescent Operating, loans to DMPLP and the acquisition of a note receivable secured by a hotel property; and c) interest earned on available cash from the Offerings (as defined below).

         Total expenses increased $108.3 million, or 95.2%, to $222.1 million for the nine months ended September 30, 1997, as compared to $113.8 million for the nine months ended September 30, 1996. An increase in rental property operating expenses of $56.6 million is primarily attributable to the acquisition of: a) 23 office properties in 1997 which resulted in $17.2 million of incremental expenses; b) six office properties during the nine months ended September 30, 1996, which resulted in $5.7 million of incremental expenses; and
c) 16 office properties and four retail properties in the fourth quarter of 1996, which resulted in $30.0 million of incremental expenses during the period. Depreciation and amortization increased $21.5 million primarily due to the acquisitions of office properties and behavioral healthcare facilities. An increase in interest expense of $23.8 million is primarily attributable to: (i) $1.5 million of interest payable under the financing arrangement with Northwestern Mutual Life Insurance Company, which was in place as of December 1996; (ii) $6.7 million of interest payable under LaSalle Note III, which was assumed in the acquisition of the Greenway Plaza Portfolio transaction in October 1996; (iii) $5.6 million of interest payable under the $200 million and $235 million short-term notes with BankBoston, which were obtained in June and August of 1997, respectively; (iv) $7.2 million of incremental interest payable due to draws under the Credit Facility (average balance outstanding for nine months ended September 30, 1997 and 1996 was $236.3 and $47.1, respectively); and (v) $.7 million of interest payable under the Notes. All of the financing arrangements, except for LaSalle Note III, were used to fund acquisitions. An increase in corporate general and administrative expense of $6.4 million was primarily attributable to incentive compensation awarded to the Company's executive officers and also to incremental costs associated with the corporate operations of the Company as a direct result of recent property additions to the Company's portfolio.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $47.1 million and $25.6 million at September 30, 1997 and December 31, 1996, respectively. The increase is attributable to $1,752.0 million and $134.9 million of cash provided by financing and operating activities, respectively, offset by $1,865.4 million used in investing activities. The Company's inflow of cash provided by financing activities is primarily attributable to proceeds received from the common share offerings ($760.5 million), the net borrowings under the Credit Facility and borrowings under the short-term BankBoston notes ($711.5 million), and proceeds from the Notes offering ($400.0 million). These sources were partially offset by the distributions paid to shareholders and unitholders ($93.2 million) and the distribution of Crescent Operating shares to unitholders of the Operating Partnership and shareholders of the Company ($11.9 million). The cash inflow from operating activities is primarily attributable to: (i) property operations; (ii) a decrease in restricted cash reserves for payment of real estate taxes; and (iii) an increase in accounts payable which is primarily attributable to 1997 acquisitions. The inflows from operating activities were partially offset by an increase in other assets which is primarily attributable to the purchase of the Magellan warrants ($12.5 million). The Company utilized $1,865.4 million of cash flow primarily in the following investing activities: (i) the acquisition of 23 office properties and 91 behavioral healthcare facilities ($1,356.3 million); (ii) notes receivable ($134.3 million) primarily attributable to the acquisition of a note receivable secured by a hotel property ($6.3 million), the acquisition as a part of the Carter-Crowley transaction of certain secured and unsecured promissory notes relating primarily to the Dallas Mavericks ($56.1 million), loans to Crescent Operating ($37.0 million), loans to DMPLP ($26.2 million) and loans to Houston Area Development Corporation ($3.5 million); (iii) investments in unconsolidated companies ($328.5 million) primarily attributable to DBL Holdings, Inc. ($12.6 million), Desert Mountain Development Corporation ($210.9 million), Woodland Commercial Properties Company, L.P. ($38.6 million), and Woodlands Land Development Company, L.P. ($41.2 million); and (iv) capital expenditures for rental properties ($14.5 million) primarily attributable to non-recoverable building improvements for the office and retail properties, and replacement of furniture, fixtures and equipment for the hotel properties; and
(v) recurring and non-recurring tenant improvement and leasing costs for the office and retail properties ($27.1 million).

         On February 14, 1997, the Company filed a shelf registration with the Securities and Exchange Commission ("SEC") for an aggregate of $1.2 billion of common shares, preferred shares and warrants exercisable for common shares. Securities issued under the registration statement (an aggregate of $1,184 million to date) were offered from time to time in amounts, at prices, and on terms that were determined at the time of the offering. Net proceeds from the offerings of these securities were used as described below (see also, Note 7 to Item 1. Financial Statements), for general business purposes, including the acquisition and development of additional properties and other acquisition transactions, the payment of certain outstanding debt and improvements to certain properties in the Company's portfolio.

         On April 28, 1997, the Company completed an offering (the "April 1997 Offering") of 24,150,000 common shares (including the underwriters' overallotment option) at $25.375 per share. Net proceeds from the April 1997 Offering to the Company after underwriting discount of $29.2 million and other offering costs of $3.0 million were approximately $580.6 million. On May 14, 1997, the Company completed an additional offering of 500,000 common shares to several underwriters who participated in the April 1997 Offering. The common shares were sold at $25.875 per share, with gross proceeds of $12.9 million (collectively, the "Offerings").

         In the second quarter of 1997, the Company used net proceeds of $593.5 million from the Offerings and approximately $314.7 million from borrowings under the Credit Facility and $160.0 million of short-term borrowings from BankBoston (i) to fund approximately $30.0 million in connection with the formation and capitalization of Crescent Operating; (ii) to repay the $150.0 million BankBoston short-term note payable; (iii) to reduce by $131.0 million borrowings under the Credit Facility; (iv) to fund approximately $306.3 million of the purchase price of the Carter-Crowley Portfolio acquired by the Company and (v) to fund the commitments of the Company and Crescent Operating related to the Magellan transaction totaling approximately $419.7 million. The remaining $31.2 million has been used for working capital purposes.

         On August 12, 1997, the Company entered into two transactions with affiliates of Union Bank of Switzerland ("UBS"). In one transaction, the Company sold 4,700,000 common shares at $31.5625 per share to UBS Securities, LLC for approximately $148 million (approximately $145 million of net proceeds) ("UBS Offering"). In the other transaction, the Company entered into a forward share purchase agreement with Union Bank of Switzerland, London Branch ("UBS-LB") which provides that the Company will purchase 4,700,000 common shares from UBS-LB within one year. The purchase price will be determined on the date the Company settles the agreement and will include a forward accretion component, minus an adjustment for the Company's distribution rate. The Company may complete the settlement for cash or common shares at its option. The net proceeds were used to repay borrowings under the Credit Facility.

         On October 8, 1997, the Company completed an offering ("October 1997 Offering") of 10,000,000 common shares at $39.00 per share. Net proceeds from the October 1997 Offering to the Company after underwriting discount of $19.9 million were approximately $371.1 million (with other estimated offering costs of $1.5 million). The net proceeds of $370.1 million were used to partially repay approximately $325.1 million of borrowings under the Credit Facility and to fund approximately $45.0 million of the purchase price of the U.S. Home Building.

         On October 29, 1997, the Company filed a shelf registration with the SEC for an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Any securities issued under the registration statement may be offered from time to time in amounts, at prices, and on terms to be determined at the time of the offering. Management believes this shelf registration will provide the Company with more efficient and immediate access to the capital markets at such time as it is considered appropriate. Net proceeds from any offering of these securities are expected to be used for general business purposes, including the acquisition and development of additional properties and other acquisition transactions, the payment of certain outstanding debt and improvements to certain properties in the Company's portfolio.

         The significant terms of the Company's debt financing arrangements are shown below (dollars in thousands):

                                                            INTEREST                                BALANCE
                                        MAXIMUM             RATE AT          EXPIRATION         OUTSTANDING AT
DESCRIPTION                            BORROWINGS        SEPT. 30, 1997         DATE            SEPT. 30, 1997
-----------                            ----------        --------------         ----            --------------
SECURED FIXED RATE DEBT:
  LaSalle Note I(a)                    $  239,000             7.83%          August 2027           $  239,000
  LaSalle Note II(b)                      161,000             7.79%          March 2028               161,000
  CIGNA Note (c)                           63,500             7.47%          December 2002             63,500
  Northwestern Life Note(d)                26,000             7.66%          January 2004              26,000
  Metropolitan Life Note(e)(f)             12,188             8.88%          September 2001            12,188
  Nomura Funding VI Note(f)(g)              8,716            10.07%          July 2020                  8,716
                                       ----------            -----                                 ----------
     Subtotal /Weighted Average        $  510,404             7.83%                                $  510,404
                                       ----------            -----                                 ----------

SECURED VARIABLE RATE DEBT:
  LaSalle Note III(f)(h)               $  115,000             7.82%          July 1999             $  115,000
                                       ----------            -----                                 ----------

UNSECURED FIXED RATE DEBT:
  The 2002 Notes(i)                    $  150,000             6.63%          September 2002        $  150,000
  The 2007 Notes(i)                       250,000             7.13%          September 2007           250,000
                                       ----------            -----                                 ----------
     Subtotal /Weighted Average        $  400,000             6.94%                                $  400,000
                                       ----------            -----                                 ----------

UNSECURED VARIABLE RATE DEBT:
  Line of Credit(j)                    $  450,000             6.86%          June 2000             $  316,500
  BankBoston Note I(k)                    235,000             7.03%          October 1997             235,000
  BankBoston Note II(l)                   200,000             6.86%          August 1998              200,000
                                       ----------            -----                                 ----------
     Subtotal/Weighted Average         $  885,000             6.91%                                $  751,500
                                       ----------            -----                                 ----------
TOTAL/WEIGHTED AVERAGE                 $1,910,404             7.23%                                $1,776,904
                                       ==========            =====                                 ==========

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

(g) Under the terms of the note, principal and interest are payable based on a 25-year amortization schedule. In July 1998, the Company may defease the note by purchasing Treasury obligations to pay the note without penalty. The Nomura Funding VI Note is secured by Canyon Ranch-Lenox, the Property owned by Funding VI. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty.

(h) The note bears interest at the rate for 30-day LIBOR plus a weighted average rate of 2.135% (subject to a rate cap of 10%) and requires payments of interest only during its term. The LaSalle Note III is secured by the Properties owned by Funding III, IV and V (See Note 1 to Item 1. Financial Statements).

(i) The Notes are unsecured and require payments of interest only during their terms. The interest rate on the Notes is subject to temporary increase by 50 basis points in the event that a registered offer to exchange the Notes for notes of the Operating Partnership with terms identical in all material respects to the Notes is not consummated or a shelf registration statement with respect to the resale of the Notes is not declared effective by the SEC on or before the 180th day following the date of original issuance of the Notes. The interest rate on the Notes also is subject to temporary or permanent increase by 37.5 basis points in the event that, within the period from the date of original issuance of the Notes to the first anniversary of original issuance, the Notes are assigned a rating that is not an investment grade rating (as defined in the Notes) or are not assigned or do not retain, a rating by specified rating agencies. These adjustments may apply simultaneously.

(j) The Credit Facility is unsecured with an interest rate of the Eurodollar rate plus 120 basis points.

(k)   The note is unsecured with an interest rate of the Eurodollar rate plus
      137.5 basis points. The note requires payments of interest only during its term. On October 15, 1997, the note was repaid in full with proceeds from the Credit Facility (See Note 11 to Item 1. Financial Statements).

(l) The note is unsecured with an interest rate of the Eurodollar rate plus 120 basis points. The note requires payments of interest only during its term.

         In September 1997, the Notes along with the Company's cumulative preferred stock and non-cumulative and junior preferred stock issuable under the Company's shelf registration were assigned investment grade ratings from Moody's Investors Service.

         Based on the Company's total market capitalization of $6.4 billion at September 30, 1997 (at a $40.00 share price, which was the closing price of the common shares on the NYSE on September 30, 1997, and including the full conversion of all units of minority interest in the Operating Partnership plus total indebtedness), the Company's debt represented 28% of its total market capitalization. After the October 1997 Offering and subsequent events (see Note 11 to Item 1. Financial Statements) (excluding the Refrigerated Warehouses transaction), the Company's pro forma total market capitalization was $6.3 billion (at a $36.00 share price, which was the closing price of the common shares on the NYSE on October 31, 1997 and including the full conversion of all units of minority interest in the Operating Partnership plus total indebtedness) and the Company's debt represented 28% of its total market capitalization. The Company currently intends to maintain a conservative capital structure with total debt targeted at 40% of total market capitalization.

         The Company expects to meet its short-term liquidity requirements primarily through cash flow provided by operating activities, which the Company believes will be adequate to fund normal recurring operating expenses, debt service requirements, recurring capital expenditures, and distributions to shareholders and unitholders. To the extent the Company's cash flow from operating activities is not sufficient to finance non-recurring capital expenditures, such as investment property acquisition costs or tenant improvement and leasing costs related to previously unoccupied space, the Company expects to finance such activities with proceeds available under the Credit Facility, available cash reserves and other debt and equity financing.

         The Company expects to meet its long-term liquidity requirements, consisting primarily of maturities under the Company's fixed and variable rate debt, through long-term secured and unsecured borrowings and the issuance of debt securities and/or additional equity securities of the Company.

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

FUNDS FROM OPERATIONS

         Funds from Operations ("FFO"), based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income (loss) (determined in accordance with generally accepted accounting principles or "GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance of an equity REIT. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs, and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the nine months ended September 30, 1997 and 1996 were $93.2 and $47.6 million, respectively. An increase in FFO does not necessarily result in an increase in aggregate distributions because the Company's board of trustees is not required to increase distributions on a quarterly basis unless necessary in order to enable the Company to maintain REIT status. However, the Company must distribute 95% of its real estate investment trust taxable income (as defined in the Code), therefore, a significant increase in FFO will generally require an increase in distributions to shareholders and unitholders although not necessarily on a proportionate basis. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net income (loss) and cash flows as reported in the consolidated financial statements and notes thereto. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REIT's because these REIT's may not apply the definition of FFO in the same manner as the Company.

                                  STATEMENTS OF FUNDS FROM OPERATIONS
                                         (dollars in thousands)

                                                             Three Months Ended                   Nine Months Ended
                                                                September 30,                        September 30,
                                                     -------------------------------      -------------------------------
                                                           1997              1996               1997              1996
                                                     -------------      ------------      -------------      ------------
Income before minority interests                     $      34,835      $      8,517      $      84,266      $     26,735

Adjustments:
  Depreciation and amortization of real
    estate assets                                           20,214            10,670             49,434            28,488
  Adjustment for investments in real estate
    mortgages and common stock of
    unconsolidated companies                                 1,434               461              2,107             1,473
  Minority interest in joint ventures                         (390)             (635)            (1,192)             (955)
                                                     -------------      ------------      -------------      ------------

Funds from operations                                $      56,093      $     19,013      $     134,615      $     55,741
                                                     =============      ============      =============      ============

Weighted average common shares outstanding and
issuable in exchange for units                         113,034,099        58,838,944        100,592,573        58,116,124

          RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
                             BY OPERATING ACTIVITIES
                             (dollars in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                 1997          1996
                                                              ---------      --------
Funds from operations                                         $ 134,615      $ 55,741

Adjustments:
  Depreciation and amortization of non-real estate assets           905           578
  Amortization of deferred financing costs                        2,157         2,065
  Minority interest in joint ventures profit and
    depreciation and amortization of real estate assets           1,693         1,228
  Adjustment in investments in real estate mortgages
    and common stock of unconsolidated companies                 (2,107)       (1,473)
  Change in deferred rent receivable                            (14,432)       (2,932)
  Change in current assets and liabilities                       12,152        (5,385)
  Other                                                             (95)         (272)
                                                              ---------      --------
Net cash provided by operating activities                     $ 134,888      $ 49,550
                                                              =========      ========

          The following table sets forth certain information about the Office Properties as of September 30, 1997.

                                OFFICE PROPERTIES

                                                                                                                         WEIGHTED
                                                                                                                          AVERAGE
                                                                                                                        FULL-SERVICE
                                                                                                   NET                     RENTAL
                                                                                                 RENTABLE                   RATE
                                                                                   YEAR            AREA      PERCENT     PER LEASED
          STATE, CITY, PROPERTY                                SUBMARKET         COMPLETED       (SQ. FT.)    LEASED     SQ. FT.(1)
          ---------------------                                ---------         ---------       ---------    ------     ----------
Texas
    DALLAS
       The Crescent Office Towers ..................       Uptown/Turtle Creek          1985     1,210,899      98%        $   25.86
       Trammell Crow Center(2) .....................       CBD                          1984     1,128,331      83(4)          23.25
       Stemmons Place ..............................       Stemmons                     1983       634,381      89             13.45
       Spectrum Center(3) ..........................       Far North Dallas             1983       598,250      93             16.84
       Waterside Commons ...........................       Las Colinas                  1986       458,739     100             13.72
       Caltex House ................................       Las Colinas                  1982       445,993      96             23.43
       Reverchon Plaza .............................       Uptown/Turtle Creek          1985       374,165      92(4)          14.75
       The Aberdeen ................................       Far North Dallas             1986       320,629     100             17.31
       MacArthur Center I &II ......................       Las Colinas             1982/1986       294,069      99             17.02
       Stanford Corporate Centre ...................       Far North Dallas             1985       265,507     100             14.74
       The Amberton ................................       Central Expressway           1982       255,052      79             10.58
       Concourse Office Park .......................       LBJ Freeway             1972-1986       244,879      90             11.61
       12404 Park Central ..........................       LBJ Freeway                  1987       239,103      63(4)          15.59
       Palisades Central II ........................       Richardson/Plano             1985       237,731     100             15.05
       3333 Lee Parkway ............................       Uptown/Turtle Creek          1983       233,484      39(4)          17.38
       Liberty Plaza I & II ........................       Far North Dallas        1981/1986       218,813     100             12.82
       The Addison .................................       Far North Dallas             1981       215,016     100             14.95
       The Meridian ................................       LBJ Freeway                  1984       213,915      97             12.89
       Palisades Central I .........................       Richardson/Plano             1980       180,503     100             13.40
       Walnut Green ................................       Central Expressway           1986       158,669      97             13.05
       Greenway II .................................       Richardson/Plano             1985       154,329     100             19.02
       Addison Tower ...............................       Far North Dallas             1987       145,886      97             12.84
       5050 Quorum .................................       Far North Dallas             1981       133,594      96(4)          14.10
       Cedar Springs Plaza .........................       Uptown/Turtle Creek          1982       110,923      89             15.00
       Greenway IA .................................       Richardson/Plano             1983        94,784     100             14.31
       Valley Centre ...............................       Las Colinas                  1985        74,861      99             13.18
       Greenway I ..................................       Richardson/Plano             1983        51,920     100             14.31
       One Preston Park ............................       Far North Dallas             1980        40,525      87             13.37
                                                                                                 ---------     ---         ---------
          Subtotal/Weighted Average ................                                             8,734,950      92%        $   17.75
                                                                                                 ---------     ---         ---------

    FORT WORTH
       Continental Plaza ...........................       CBD                          1982       954,895      54%(4)     $   15.99
                                                                                                 ---------     ---         ---------

                                                                                                                         WEIGHTED
                                                                                                                          AVERAGE
                                                                                                                        FULL-SERVICE
                                                                                                   NET                     RENTAL
                                                                                                 RENTABLE                   RATE
                                                                                   YEAR            AREA      PERCENT     PER LEASED
          STATE, CITY, PROPERTY                                SUBMARKET         COMPLETED       (SQ. FT.)    LEASED     SQ. FT.(1)
          ---------------------                                ---------         ---------       ---------    ------     ----------
    HOUSTON
       Greenway Plaza Office Portfolio(5) ..........       Richmond-Buffalo        1969-1982     4,286,277      84%(4)     $   13.89
                                                              Speedway
       The Woodlands Office Properties(6) ..........       The Woodlands           1980-1996       812,227      93             14.49
       Houston Center Office Properties(7) .........       CBD                     1974-1983     2,764,418      92             14.14
       Three Westlake Park(8) ......................       Katy Freeway                 1983       414,251      87             13.58
                                                                                                 ---------     ---         ---------
          Subtotal/Weighted Average ................                                             8,277,173      87%        $   14.02
                                                                                                 ---------     ---         ---------
    AUSTIN
       Frost Bank Plaza ............................       CBD                          1984       433,024      74%        $   16.79
       301 Congress Avenue(9) ......................       CBD                          1986       418,338      95             22.90
       Bank One Tower ..............................       CBD                          1974       389,503      95             15.68
       The Avallon .................................       Northwest               1993/1997       232,301      78(10)         17.04
       Barton Oaks Plaza One .......................       Southwest                    1986        99,792      94             19.30
                                                                                                 ---------     ---         ---------
         Subtotal/Weighted Average .................                                             1,572,958      87%        $   18.48
                                                                                                 ---------     ---         ---------

COLORADO
   DENVER
       MCI Tower ...................................       CBD                          1982       550,807      98%        $   17.10
       Ptarmigan Place .............................       Cherry Creek                 1984       418,565      82(4)          15.58
       Regency Plaza One ...........................       DTC                          1985       309,862      86             20.40
       AT&T Building ...............................       CBD                          1982       169,610      92             13.65
       The Citadel .................................       Cherry Creek                 1987       130,652      98             19.03
       55 Madison ..................................       Cherry Creek                 1982       125,690      87             15.47
       44 Cook .....................................       Cherry Creek                 1984       119,363      79(4)          17.82
                                                                                                 ---------     ---         ---------
          Subtotal/Weighted Average ................                                             1,824,549      90%        $   17.07
                                                                                                 ---------     ---         ---------
   COLORADO SPRINGS
       Briargate Office and Research Center ........       Colorado Springs             1988       252,857     100%        $   15.23
                                                                                                 ---------     ---         ---------

FLORIDA
    MIAMI
       Miami Center ................................       Downtown-CBD                 1983       782,686      78%        $   23.50
                                                                                                 ---------     ---         ---------

ARIZONA
   PHOENIX
       Two Renaissance Square ......................       CBD                          1990       476,373      89%        $   23.31
       6225 North 24th Street ......................       Camelback Corridor           1981        86,451      67             21.24
                                                                                                 ---------     ---         ---------
          Subtotal/Weighted Average ................                                               562,824      85%        $   23.06
                                                                                                 ---------     ---         ---------

                                                                                                                         WEIGHTED
                                                                                                                          AVERAGE
                                                                                                                        FULL-SERVICE
                                                                                                   NET                     RENTAL
                                                                                                 RENTABLE                   RATE
                                                                                   YEAR            AREA      PERCENT     PER LEASED
          STATE, CITY, PROPERTY                                SUBMARKET         COMPLETED       (SQ. FT.)    LEASED     SQ. FT.(1)
          ---------------------                                ---------         ---------       ---------    ------     ----------
LOUISIANA
   NEW ORLEANS
       1615 Poydras                                        CBD                          1984       508,741      75%        $   14.62
                                                                                                 ---------     ---         ---------

NEBRASKA
   OMAHA
       Central Park Plaza                                  CBD                          1982       409,850     100%        $   13.21
                                                                                                 ---------     ---         ---------

NEW MEXICO
   ALBUQUERQUE
       Albuquerque Plaza                                   CBD                          1990       366,236      94%        $   18.26
                                                                                                 ---------     ---         ---------

CALIFORNIA
   SAN FRANCISCO
       160 Spear Street                                    South of Market-CBD          1984       276,420      83%        $   22.66
                                                                                                 ---------     ---         ---------

   SAN DIEGO
       Chancellor Park(11)                                 UTC                          1988       195,733      86%        $   20.64
                                                                                                 ---------     ---         ---------

         TOTAL/WEIGHTED AVERAGE                                                                 24,719,872      88%(4)     $   16.65
                                                                                                ==========     ===         =========

Notes:

(1) Calculated based on base rent payable as of September 30, 1997, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles, and including adjustments for expenses payable by or reimbursable from tenants.
(2) The Company owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building.
(3) The Company owns the principal economic interest in Spectrum Center through an interest in the limited partnership which owns both a mortgage note secured by Spectrum Center and the ground lessor's interest in the land underlying the office building.
(4) The Company has executed leases at certain properties that had not commenced as of September 30, 1997. If such leases had commenced as of September 30, 1997, the percent leased for all office properties would have been 92%. The total percent leased for such properties would have been as follows:
    Trammell Crow Center - 87%, Reverchon Plaza - 99%, 12404 Park Central - 100%; 3333 Lee Parkway - 99%; 5050 Quorum - 99%; Continental Plaza - 100%; Greenway Plaza Office Portfolio - 86%; Ptarmigan Place - 95%; and 44 Cook - 95%.
(5) Consists of 10 office properties.
(6) The Company has a 75% limited partner interest and an indirect approximately 10% general partner interest in the partnerships that own the 12 office properties that comprise The Woodlands Office Properties.
(7) Consists of three office properties.
(8) The Company owns the principal economic interest in Three Westlake Park through its ownership of a mortgage note secured by Three Westlake Park.
(9) The Company has a 1% general partner and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.
(10)In August 1997, construction was completed on a 106,342 square foot office property. The entire building is leased to BMC Software, Inc., which is expect to occupy in stages over the next 24 months.
(11)The Company owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.

                                HOTEL PROPERTIES

         The following table sets forth certain information about the Hotel Properties for the nine months ended September 30, 1997 and 1996. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.

                                                                                  For the nine months ended
                                                                                           September
                                                                                               30,
                                                                          -------------------------------------------------------
                                                                                                                      Revenue
                                                                              Average             Average               Per
                                                    Year                     Occupancy             Daily              Available
                                                  Completed/                   Rate                Rate                 Room
Property                         Location         Renovated    Rooms      1997      1996       1997     1996       1997      1996
--------                         --------         ---------    -----      ----      ----       ----     ----       ----      ----
FULL-SERVICE HOTELS
Denver Marriott City Center      Denver, CO       1982/1994     613        84%        83%      $117      $107      $ 98      $ 89
Four Seasons Hotel-Houston       Houston, TX           1982     399        68         65        159       144       108        93
Hyatt Regency Albuquerque        Albuquerque,NM        1990     395        75         79         99        92        74        72
Hyatt Regency Beaver Creek       Avon, CO              1989     295        70         72        231       212       162       151
Sonoma Mission Inn & Spa         Sonoma, CA       1927/1987     198        90         93        205       177       185       165
                                                              -----        --         --       ----      ----      ----      ----
    Total / Weighted Average                                  1,900        77%        77%      $147      $133      $113      $103
                                                              =====        ==         ==       ====      ====      ====      ====

DESTINATION HEALTH & FITNESS RESORTS
Canyon Ranch - Tucson            Tucson, AZ            1980     240(1)     84%(2)     80%(2)   $486(3)   $467(3)   $385(4)   $354(4)
Canyon Ranch - Lenox             Lenox, MA             1989     202(1)     81 (2)     83 (2)    446(3)    401(3)    353(4)    322(4)
                                                              -----        --         --       ----      ----      ----      ----
    Total/Weighted Average                                      442        83%        81%      $468      $436      $370      $339
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

                AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following table sets forth a schedule of aggregate lease expirations for the Office Properties' leases in place as of September 30, 1997, for each of the 10 years beginning with the remainder of 1997, assuming that none of the tenants exercises renewal options and excluding an aggregate of 3,087,787 square feet of unleased space.

                                                                                                  ANNUAL
                                                                                     PERCENTAGE   FULL
                                        NET RENTABLE     PERCENTAGE                   OF TOTAL    -SERVICE
                                            AREA         OF LEASED     ANNUAL FULL     ANNUAL     RENT PER
                            NUMBER OF    REPRESENTED    NET RENTABLE     SERVICE    FULL-SERVICE  NET
                          TENANTS WITH   BY EXPIRING  AREA REPRESENTED  RENT UNDER      RENT      RENTABLE
                            EXPIRING       LEASES       BY EXPIRING      EXPIRING    REPRESENTED  AREA
YEAR OF LEASE EXPIRATION     LEASES     (SQUARE FEET)      LEASES       LEASES(1)    BY EXPIRING  EXPIRING(1)
                                                                                       LEASES
-------------------------------------------------------------------------------------------------------------
1997                           168            660,217        3.1%       $10,932,926       2.8%        $16.56
1998                           422          2,219,561       10.3         33,953,999       8.7          15.30
1999                           346          2,796,387       13.0         47,765,570      12.2          17.08
2000                           279          2,646,648       12.3         41,986,033      10.8          15.86
2001                           237          3,112,899       14.5         55,633,047      14.2          17.87
2002                           165          2,568,527       11.9         48,865,020      12.5          19.02
2003                           57           1,361,435        6.3         23,330,684       6.0          17.14
2004                           48           2,273,047       10.6         44,602,154      11.4          19.62
2005                           29           1,673,621        7.8         30,643,554       7.9          18.31
2006                           16             386,396        1.8          8,099,788       2.1          20.96
2007 and thereafter            22           1,835,789        8.4         44,545,683      11.4          24.27

 (1)Calculated based on base rent payable as of the expiration day of the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles, and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                                     PART II


OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

            On August 31, 1997, the Registrant issued to Sanjay Varma, in consideration of the receipt of $1,561,431 in cash from Mr. Varma, an option to purchase 217,530 common shares at an exercise price of $31.625 per common share. The option, which was issued in a private offering in reliance upon an exemption from the registration requirements of the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933, is exercisable at any time, in whole or in part, on or before August 31, 2000. The Registrant issued the option directly. In connection with the purchase of the option, Mr. Varma represented, among other matters, that he was an "accredited investor" within the meaning of the federal securities laws and a sophisticated investor.

            On August 29, 1997, Desert Mountain Properties Limited Partnership, a Delaware limited partnership ("DMPLP") whose sole partners are a corporation affiliated with the Registrant and Sonora Partners Limited Partnership ("Sonora"), acquired Desert Mountain, a master-planned, luxury residential and recreational community in northern Scottsdale, Arizona. In connection with the acquisition, the Registrant agreed that, subject to the terms set forth in an exchange agreement with Sonora and the terms of the DMPLP limited partnership agreement, a portion of the limited partner interest of Sonora in DMPLP could be exchanged, in whole or in part at any time from and after September 30, 1998 until termination of DMPLP (which may occur as late as December 31, 2020), or an earlier date in certain circumstances for 664,294 common shares of the Registrant or, at the option of the Registrant, cash. Upon any such exchange, the Registrant will be entitled to receive a portion of the capital account balance of the limited partner interest of Sonora and certain preferred return payments attributable thereto. The portion of the capital account balance and related preferred return payments will be based on the number of common shares that Sonora has requested be issued in connection with the exchange, compared to the total number of exchange shares issuable at such time. The Registrant anticipates that any common shares that may be issued upon exchange of a portion of the limited partner interest of Sonora will be issued in a private offering in reliance upon an exemption from the registration requirements of the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933.


Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits                 Description

               10.29 Third Amended and Restated Revolving Credit Agreement, dated September 22, 1997 among Crescent Real Estate Equities Limited Partnership and BankBoston, N.A. and the other banks named therein (filed herewith)

               27.1   Financial Data Schedule (filed herewith)

               Complete exhibit listing on file with Securities and Exchange Commission

         (b)   Reports on Form 8-K.

               The Company's Current Report on Form 8K/A dated January 29, 1997, as amended on July 2, 1997, describing the completion of the Magellan transaction and certain financial information and pro forma financial information relating to the transaction.

               The Company's Current Report on Form 8K dated June 20, 1997 and filed on September 30, 1997, as amended on October 1, 1997, describing the proposed acquisition of Fountain Place and certain financial information relating to this acquisition.

               The Company's Current Report on Form 8K dated July 22, 1997 and filed on July 23, 1997, for the purpose of filing certain exhibits in connection with the Company's offering of 351,185 common shares.

               The Company's Current Report on Form 8K dated August 11, 1997 and filed on August 13, 1997, for the purpose of filing certain exhibits in connection with the Company's offering of 4,700,000 common shares.

               The Company's Current Report on Form 8K dated September 22, 1997 and filed on September 22, 1997, for the purpose of filing certain exhibits in connection with the Company's offering of 307,831 common shares.

               The Company's Current Report on Form 8K dated September 22, 1997 and filed on September 30, 1997, as amended on October 1, 1997, describing the acquisition of Houston Center and certain financial information relating to this acquisition.

               The Company's Current Report on Form 8K dated September 30, 1997 and filed on September 30, 1997, as amended on October 1, 1997, describing the acquisition of Miami Center and certain financial information relating to this acquisition.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CRESCENT REAL ESTATE EQUITIES COMPANY




                                      /s/ Gerald W. Haddock
                                      ----------------------------------------
Date:    November 13, 1997            Gerald W. Haddock, President and Chief
                                      Executive Officer






                                      /s/ Dallas E. Lucas
                                      ----------------------------------------
Date:    November 13, 1997            Dallas E. Lucas, Senior Vice President,
                                      Chief Financial Officer and Chief
                                      Accounting Officer

                               INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibit
------                     ----------------------

10.29 Third Amended and Restated Revolving Credit Agreement, dated September 22, 1997 among Crescent Real Estate Equities Limited Partnership and BankBoston, N.A. and the other banks named therein (filed herewith)

27.1           Financial Data Schedule (filed herewith)