Form 10-Q/A
period 1997-09-30
CRESCENT REAL ESTATE EQUITIES CO
filed 1997-12-05
CIK 918958

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


Number of shares outstanding of each of the registrant's classes of common shares, as of December 3, 1997

              Common Shares, par value $.01 per share: 112,556,374
-------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                                    YES [X]  NO [ ]

The Form 10-Q of Crescent Real Estate Equities Company (the "Company") for the quarter ended September 30, 1997 is being amended to restate the disclosure contained in Part I, Item 1, Notes to the Financial Statements (Note 11) thereof, to reflect certain updated and corrected information relating to the refrigerated warehouse investment made by the Company.

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

         U.S. Home Building. On October 15, 1997, the Company acquired U.S. Home Building, a 21-story Class A office building located in the West Loop/Galleria submarket of Houston, Texas, containing approximately 400,000 net rentable square feet. The purchase price was approximately $45,000, which was funded from proceeds of the October 1997 Offering.

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


          The aggregate purchase price for the acquisition of Americold and URS was approximately $1.0 billion (including transaction costs associated with the acquisition). Of this amount, the purchase price for the acquisition of Americold was approximately $632,000 (consisting of approximately $112,000 in cash for the purchase of the equity, approximately $151,000 in cash for the repayment of certain outstanding bonds issued by Americold, approximately $367,000 in retention of debt and approximately $2,000 in transaction costs), and the purchase price for the acquisition of URS was approximately $372,000 (consisting of approximately $173,000 in cash for the purchase of equity, approximately $192,000 in retention of debt and approximately $7,000 in transaction costs).

         The Company currently owns all of the voting common stock, representing an approximately 5% economic interest, and all of the nonvoting common stock, representing an approximately 95% economic interest, of the Crescent Subsidiaries. The Company expects to offer its interest in the voting common stock to Crescent Operating, but no offer had been made as of November 14, 1997. It is intended that the transfer of the voting common stock to another entity will take place in the near future and in no event later than December 31, 1997.

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


                                      CRESCENT REAL ESTATE EQUITIES COMPANY




                                      /s/ Gerald W. Haddock
                                      ----------------------------------------
Date:    December 5, 1997             Gerald W. Haddock, President and Chief
                                      Executive Officer






                                      /s/ Dallas E. Lucas
                                      ----------------------------------------
Date:    December 5, 1997             Dallas E. Lucas, Senior Vice President,
                                      Chief Financial Officer and Chief
                                      Accounting Officer