Form 10-K
period 1997-12-31
CRESCENT REAL ESTATE EQUITIES CO
filed 1998-03-31
CIK 918958

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

               FOR ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-13038

                     CRESCENT REAL ESTATE EQUITIES COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 TEXAS                                           52-1862813
-------------------------------------------         ------------------------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification Number)
or organization)

             777 Main Street, Suite 2100, Fort Worth, Texas  76102
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

Common Shares of Beneficial Interest
par value $.01 per share                                   New York Stock Exchange, Inc.

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

                     YES      X                NO
                        ---------------          ---------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 25, 1997, the aggregate market value of the 112,466,292 Common Shares held by non-affiliates of the registrant was approximately $4.1 billion, based upon the closing price of $36 7/16 on the New York Stock Exchange.

Number of Common Shares outstanding as of March 25, 1997:  118,722,305

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Registrant's 1997 Annual Meeting of Shareholders to be held in June 1998 are incorporated by reference into Part III.

                               TABLE OF CONTENTS

                                                                                                                      PAGE
                                                                                                                      ----
                                                         PART I.

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25
Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . .      25



                                                         PART II.

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters  . . . . . . . . . . . . . . . . .      25
Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Historical Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29
Item 7A. Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . . . . . .      39
Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      40
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      71


                                                        PART III.

Item 10. Trust Managers and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . .      71
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      71
Item 12. Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . . . . .      72
Item 13. Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      72


                                                         PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .      72

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company (as defined below) believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in real estate conditions (including rental rates and competing properties) or in industries in which the Company's principal tenants compete; changes in general economic conditions; consummation of the proposed merger with Station Casinos, Inc. on terms other than those described herein or the failure to consummate the merger; the ability to identify acquisitions and investment opportunities meeting the Company's investment strategy; timely leasing of unoccupied square footage; timely releasing of occupied square footage upon expiration; the Company's ability to generate revenues sufficient to meet debt service payments and other operating expenses; the Company's inability to control the management and operation of its residential development properties, its tenants and the businesses associated with its investment in refrigerated warehouses; financing risks, such as the availability of funds sufficient to service existing debt, changes in interest rates associated with its variable rate debt, the availability of equity and debt financing terms acceptable to the Company, the possibility that the Company's outstanding debt (which requires so-called "balloon" payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and the fact that interest rates under the Credit Facility (as defined below) and certain of the Company's other financing arrangements may increase; the existence of complex regulations relating to the Company's status as a real estate investment trust and the adverse consequences of the failure to qualify as such; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                     PART I

ITEM 1.  BUSINESS

                                 THE COMPANY

         Crescent Real Estate Equities Company ("Crescent Equities") is a fully integrated real estate company operating as a real estate investment trust for federal income tax purposes (a "REIT"). The Company provides management, leasing, and development services with respect to certain of its properties. Crescent Equities is a Texas real estate investment trust which became the successor to Crescent Real Estate Equities, Inc., a Maryland corporation (the "Predecessor Corporation"), on December 31, 1996, through the merger of the Predecessor Corporation and CRE Limited Partner, Inc., a Delaware corporation, into Crescent Equities. The direct and indirect subsidiaries of Crescent Equities include Crescent Real Estate Equities Limited Partnership (the "Operating Partnership"); Crescent Real Estate Equities, Ltd. (the "General Partner"), which is the sole general partner of the Operating Partnership; and seven single purpose limited partnerships (formed for the purpose of obtaining securitized debt) in which the Operating Partnership owns substantially all of the economic interests directly or indirectly, with the remaining interests owned indirectly by Crescent Equities through seven separate corporations, each of which is a wholly owned subsidiary of the General Partner and a general partner of one of the seven limited partnerships. The term "Company" includes, unless the context otherwise requires, Crescent Equities, the Predecessor Corporation, the Operating Partnership, the General Partner and the other direct and indirect subsidiaries of Crescent Equities.

         As of December 31, 1997, the Company directly or indirectly owned a portfolio of real estate assets (the "Properties") located primarily in 21 metropolitan submarkets in Texas and Colorado. The Properties include 80 office properties (the "Office Properties") with an aggregate of approximately
28.6 million net rentable square feet, 90 behavioral healthcare facilities (the "Behavioral Healthcare Facilities"), six full-service hotels with a total of 1,962 rooms and two destination health and fitness resorts (the "Hotel Properties"), real estate mortgages and non-voting common stock representing interests ranging from 40% to 95% in five unconsolidated residential development corporations (the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, own interests in 12 residential development properties (the "Residential Development Properties"), and seven retail properties (the "Retail Properties") with an aggregate of approximately .8 million net rentable square feet. In addition, the Company owns an indirect 38% interest in each of two corporations (the "Refrigerated Warehouse Companies") that currently own and operate approximately 80 refrigerated warehouses with an aggregate of approximately 394 million cubic feet (the "Refrigerated Warehouse Investment"). The Company also has a 42.5% partnership interest in a partnership whose primary holdings consist of a 364-room executive conference center and general partner interests ranging from one to 50%, in additional office, retail, multi-family and industrial properties.

         From January 1, 1998 through March 25, 1998, the Company acquired six additional Office Properties with an aggregate of approximately 2.2 million net rentable square feet and one additional Hotel Property with a total of 314 rooms. In addition, the Company has entered into an agreement to acquire a corporation (the "Pending Investment") that owns four full-service casino/hotels and two riverboat casinos. See "Recent Developments," below.

         Crescent Equities conducts all of its business directly through the Operating Partnership and its other subsidiaries. The structure of the Company was developed to facilitate and maintain its qualification as a REIT and to permit persons contributing properties (or interests therein) to the Company to defer some or all of the tax liability that they otherwise might have incurred in connection with the formation of the Company.

         See Note 1 of Item 8. "Financial Statements and Supplementary Data" for the table which lists the principal subsidiaries of Crescent Equities and the Properties owned by such subsidiary.

         The Company's executive offices are located at 777 Main Street, Suite 2100, Fort Worth, Texas 76102, and its telephone number is (817) 877-0477.

                 BUSINESS OBJECTIVES AND OPERATING STRATEGIES

         The Company's business objective is to maximize the total return to its shareholders through increases in distributions and share price. From the Company's initial public offering of common shares on May 5, 1994, through March 25, 1998, the total return to shareholders was approximately 225.3%, with distributions having increased by approximately 64.3% and the market price per Common Share having increased by approximately 191.5%. From January 1, 1997 through March 25, 1998, the total return to shareholders was approximately 43.3%, with distributions having increased by approximately 24.6% and the market price per common share having increased by approximately 38.2%.

INVESTMENT STRATEGIES

         Management believes that it will be able to identify substantial opportunities for future real estate investments from a variety of sources, including life insurance companies and pension funds seeking to reduce their direct real estate investments, public and private real estate companies, corporations divesting of nonstrategic real estate assets, public and private sellers requiring complex disposition structures and other domestic and international sources. The Company intends to continue utilizing its extensive network of relationships, its ability to identify underperforming assets, its market reputation and its ready access to equity and debt capital to achieve favorable returns on invested capital and growth in cash flow by:

                 o acquiring high-quality office properties at prices below their estimated replacement cost in selected core markets and submarkets that management expects to experience above-average population and employment growth; and

                 o employing the corporate, transactional and financial skills of the Company's management team to structure innovative investments in other types of real estate assets (such as its recent Refrigerated Warehouse Investment, its acquisition of the Behavioral Healthcare Facilities and its Pending Investment in casino/hotel properties).

         The Company believes that its proven ability to structure innovative transactions provides it with a unique competitive advantage in making real estate investments and enhances its ability to execute its investment strategy.

OPERATING AND FINANCING STRATEGIES

         The Company seeks to enhance its operating performance and financial position by:

                 o applying well-defined leasing strategies in order to capture the potential rental growth in the Company's existing portfolio of Office Properties as occupancy and rental rates increase with the recovery of the markets and submarkets in which the Company has invested;

                 o achieving a high tenant retention rate at the Company's Office Properties through quality service, individualized attention to its tenants and active preventive maintenance programs;

                 o empowering management and employing compensation formulas linked directly with enhanced operating performance of the Company and its Properties; and

                 o optimizing the use of debt and other sources of financing to create a flexible and conservative capital structure that will allow the Company to continue its opportunistic investment strategy.

                                   EMPLOYEES

         The Company, as a fully integrated real estate company, provides management, leasing and development services with respect to certain of its Properties. The Company has more than 475 employees. None of the employees is covered by collective bargaining agreements.


                              RECENT DEVELOPMENTS

         From January 1, 1997 through March 25, 1998, the Company completed approximately $3.05 billion in property acquisitions and other investments. The property acquisitions include 28 Office Properties and one Retail Property acquired on or before December 31, 1997, and six Office Properties acquired subsequent to December 31, 1997, with an aggregate purchase price of approximately $1.52 billion, 90 Behavioral Healthcare Facilities (and two additional behavioral healthcare facilities which subsequently were sold) with an aggregate purchase price of approximately $387.2 million, two Hotel Properties acquired on or before December 31, 1997, and one Hotel Property acquired subsequent to December 31, 1997 with an aggregate purchase price of approximately $125.0 million, an approximately 40.375% and 88.35% interest in two Residential Development Corporations that own two Residential Development Properties, respectively, with an aggregate purchase price of approximately $370.2 million, the Refrigerated Warehouse Investment with an aggregate purchase price of approximately $417.6 million and a 42.5% partnership interest in The Woodlands Commercial Properties Company, L.P. with an aggregate purchase price of approximately $83.9 million.

1997 AND 1998 COMPLETED ACQUISITIONS

         Greenway II. On January 17, 1997, the Company acquired Greenway II, a 7-story Class A office building containing approximately 154,000 net rentable square feet located in the Richardson/Plano submarket of Dallas, Texas. Constructed in 1985, the Property, including an attached three-level, 560-space above ground parking structure, was purchased for approximately $18.2 million.

         Trammell Crow Center. On February 28, 1997, the Company acquired substantially all of the economic interest in Trammell Crow Center ("TCC"), a 50-story Class A office building. The Company acquired its interest in TCC through the purchase of fee simple title to the Property (subject to a ground lease and the lessee's leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building, for approximately $162 million. TCC is located in the cultural and financial district of the Central Business District ("CBD") submarket of Dallas, Texas. Constructed in 1984, TCC contains approximately 1.1 million net rentable square feet with a six-level underground parking structure that accommodates
1,154 cars.

     Denver Properties.   On February 28, 1997, the Company acquired, in a
single transaction, for an aggregate purchase price of $42.7 million, the following three office buildings in Denver, Colorado: 44 Cook, 55 Madison and the AT&T Building. 44 Cook, a 10-story Class A office building constructed in 1984 and containing approximately 124,000 net rentable square feet, and 55 Madison, an eight-story Class A office building constructed in 1982 and containing approximately 137,000 net rentable square feet, are both located in the Cherry Creek submarket. 44 Cook and 55 Madison each have underground parking containing 236 and 171 spaces, respectively, and the buildings also share a four-level, 396-space above ground parking structure. Constructed in 1982, the AT&T Building, a 15-story office building, contains approximately 185,000 net rentable square feet and is located in the Denver CBD submarket. The AT&T Building has a four-level, 207-space above ground parking structure.

     Carter-Crowley Portfolio. On February 10, 1997, the Company entered into a contract to acquire for approximately $383.3 million, substantially all of the assets (the "Carter-Crowley Portfolio") of Carter-Crowley Properties, Inc. ("Carter-Crowley"), an unaffiliated company controlled by the family of Donald
J. Carter. At the time the contract was executed, the Carter-Crowley Portfolio included 14 office buildings (the "Carter-Crowley Office Portfolio"), with an aggregate of approximately 3.0 million net rentable square feet, approximately 1,216 acres of commercially zoned, undeveloped land located in the Dallas/Fort Worth metropolitan area, two multifamily residential properties located in the Dallas/Fort Worth metropolitan area, marketable securities, an approximately 12% limited partner interest in the limited partnership that owns the Dallas Mavericks NBA basketball franchise, secured and unsecured promissory notes, certain direct non-operating working interests in various oil and gas wells, an approximately 35% limited partner interest in two oil and gas limited partnerships, and certain other assets (including operating businesses). Pursuant to an agreement between Carter-Crowley and the Company, Carter-Crowley liquidated approximately $51 million of such assets originally included in the Carter-Crowley Portfolio, consisting primarily of the marketable securities and the oil and gas investments, resulting in a reduction in the total purchase price by a corresponding amount to approximately $332.3 million. On May 9, 1997, the Company and Crescent Operating, Inc. ("COI") acquired the Carter-Crowley Portfolio.

     The Company acquired certain assets from the Carter-Crowley Portfolio, with an aggregate purchase price of approximately $306.3 million consisting primarily of the Carter-Crowley Office Portfolio, the two multi-family residential properties, the approximately 1,216 acres of undeveloped land and the secured and unsecured promissory notes relating primarily to the Dallas Mavericks. In addition to the promissory notes relating to the Dallas Mavericks, the Company obtained rights from the current holders of the majority interest in the Dallas Mavericks to a contingent $10 million payment after a new arena is constructed within a 75-mile radius of Dallas, as well as rights to participate in the ownership and development of the new arena, certain land located adjacent to the arena and proposed commercial properties to be developed on the adjacent land. On December 10, 1997, the City of Dallas and the "Arena Group" (which consists of four corporations, one of which is to be owned almost entirely by the Company) entered into the Arena Master Agreement for the construction and operation of a new arena located adjacent to the Dallas CBD submarket. The taxpayers of Dallas subsequently approved a bond package that includes the funding of the City's portion of the new arena costs. Construction of the new arena is expected to commence prior to the end of 1998. On March 25, 1998, the Company offered COI the opportunity to participate in the corporation in which the Company will own the principal economic interest and in the entity that will participate in ownership and development of the new arena, adjacent land and commercial properties to be developed on the adjacent land. COI has accepted the opportunity, subject to negotiation of satisfactory terms.

     COI purchased the remainder of the Carter-Crowley Portfolio utilizing cash contributions and loan proceeds provided to COI by the Company. These assets, which have an allocated cost of approximately $26 million consisted primarily of the approximately 12% limited partner interest in the limited partnership that owns the Dallas Mavericks, an approximately 1% interest in a private venture capital fund, and a 100% interest in a construction equipment sale, leasing and services company.

     On June 11, 1997, DBL Holdings, Inc. ("DBL"), a wholly owned subsidiary of the Operating Partnership was formed. In connection with the formation of DBL, the Operating Partnership acquired all the voting and non-voting common stock of DBL, for an aggregate purchase price of approximately $2.5 million and loaned to DBL approximately $10.1 million. The voting common stock which represented a 5% effective interest in DBL, was subsequently sold to Gerald W. Haddock, the President and Chief Executive Officer of the Company and COI, and John C. Goff, the Vice Chairman of the Company and COI, for its aggregate original cost of $126,000. On June 11, 1997, DBL acquired from COI, for approximately $12.6 million, the limited partner interest in the partnership that owns the Dallas Mavericks.

         Behavioral Healthcare Facilities. On June 17, 1997, the Company acquired substantially all of the real estate assets of the domestic hospital provider business of Magellan Health Services, Inc. ("Magellan"), as previously owned and operated by a wholly owned subsidiary of Magellan. The transaction involved various components, the principal component of which was the acquisition of the 90 Behavioral Healthcare Facilities (and two additional behavioral healthcare facilities which subsequently were sold) for approximately $387.2 million. The Behavioral Healthcare Facilities, which are located in 27 states, are leased to Charter Behavioral Health Systems, LLC ("CBHS"), and its subsidiaries under a triple-net lease. See Item 2. Properties for a more detailed discussion.

         Woodlands Transaction. On July 31, 1997, the Company and certain Morgan Stanley funds (the "Morgan Stanley Group") acquired The Woodlands Corporation, a subsidiary of Mitchell Energy & Development Corp., for approximately $543 million. In connection with the acquisition, the Company and the Morgan Stanley Group made equity investments of approximately $80 million and $109 million, respectively. The remaining approximately $354 million and associated acquisition and financing costs of approximately $15 million were financed by the two limited partnerships, described below, through which the investment was made. The Woodlands Corporation was the principal owner, developer and operator of The Woodlands, an approximately 27,000-acre, master-planned residential and commercial community located 27 miles north of downtown Houston, Texas. The Woodlands which is approximately 50% developed, includes a shopping mall, retail centers, office buildings, a hospital, club facilities, a community college, a performance pavilion, and numerous other amenities.

         The acquisition was made through The Woodlands Commercial Properties Company, L.P. ("Woodlands-CPC"), a limited partnership in which the Morgan Stanley Group holds a 57.5% interest and the Company holds a 42.5% interest, and the Woodlands Land Development Company, L.P. ("Woodlands-LDC"), a limited partnership in which the Morgan Stanley Group holds a 57.5% interest and a newly formed Residential Development Corporation, The Woodlands Land Company, Inc. ("WLC"), holds a 42.5% interest. The Company owns all of the non-voting common stock, representing a 95% economic interest in WLC and, effective September 29, 1997, COI acquired all of the voting common stock, representing a 5% economic interest, in WLC. The Company is the managing general partner of Woodlands-CPC and WLC is the managing general partner of Woodlands-LDC.

         In connection with the acquisition, Woodlands-CPC acquired The Woodlands Corporation's 25% general partner interest in the partnerships that own approximately 1.2 million square feet of The Woodlands Office and Retail Properties. The Company previously held a 75% limited partner interest in each of these partnerships and, as a result of the acquisition, the Company's indirect economic ownership interest in these Properties increased to approximately 85%. The other assets acquired by Woodlands-CPC include a 364-room executive conference center, a private golf and tennis club, and approximately 400 acres of land that will support commercial development of more than 3.5 million square feet of office, multi-family, industrial, retail and lodging properties. In addition, Woodlands-CPC acquired The Woodlands Corporation's general partner interests, ranging from one to 50%, in additional office and retail properties and in multi-family and light industrial properties. Woodlands-LDC acquired approximately 6,400 acres of land that will support development of more than 20,000 lots for single-family homes and approximately 2,500 acres of land that will support more than 21.5 million net rentable square feet of commercial development. The executive conference center, including the golf and tennis club and golf courses, is operated and leased by a wholly owned subsidiary of a partnership owned 42.5% by a subsidiary of COI and 57.5% by the Morgan Stanley Group.

         Desert Mountain. On August 29, 1997, the Company acquired, through a newly formed Residential Development Corporation, Desert Mountain Development Corporation ("DMDC"), the majority economic interest in Desert Mountain Properties Limited Partnership ("DMPLP"), the partnership that owns Desert Mountain, a master-planned, luxury residential and recreational community in northern Scottsdale, Arizona. Desert Mountain is an 8,300-acre property that is zoned for the development of approximately 4,500 residential lots, approximately 1,539 of which have been sold. Desert Mountain also includes The Desert Mountain Club, a private golf, tennis and fitness club serving over 1,600 members. The partnership interest was acquired from a subsidiary of Mobil Land Development Corporation for approximately $214 million. The sole limited partner of DMPLP is Sonora Partners Limited Partnership ("Sonora") whose principal owner is the original developer of Desert Mountain. A portion of Sonora's interest in DMPLP is exchangeable for common shares of the Company. Sonora currently owns a 7% economic interest in DMPLP, and DMDC, which is the sole general partner of DMPLP, owns the remaining 93% economic interest. The Company owns all of the non-voting common stock, representing a 95% economic interest, and, effective September 29, 1997, COI acquired all of the voting common stock, representing a 5% economic interest, in DMDC. The Company also holds a residential development property mortgage on Desert Mountain.

         Houston Center. On September 22, 1997, the Company acquired Houston Center, an approximately 3.0 million square foot, mixed-use property located in the CBD submarket of Houston, Texas. Houston Center consists of three high-rise Class A office buildings aggregating approximately 2.8 million net rentable square feet, the 399-room Four Seasons- Houston Hotel Property, 114 luxury apartments, approximately 191,000 net rentable square feet of retail space and approximately 20 acres of undeveloped commercial land. Houston Center is located on the east side of downtown Houston within walking distance of the Houston Convention Center and is also near the site of the proposed downtown major league baseball stadium. Built between 1974 and 1983, the three Class A office buildings are situated on approximately 5.7 acres. The Four Seasons-Houston, which was built in 1982, is one of the highest rated luxury hotels in Houston, with a five-diamond rating from American Automobile Association. The upscale, luxury Four Seasons Place apartments, which are located atop the hotel, offer both long-term residential and short-term corporate units at monthly rental rates ranging from approximately $2.00 to $4.00 per leased square foot. The 20-acre tract is one of the largest contiguous underdeveloped parcels in downtown Houston. The Houston Center was purchased for approximately $327.6 million.

         Miami Center. On September 30, 1997, the Company acquired Miami Center, a 34-story Class A office building containing approximately 783,000 net rentable square feet located in the CBD submarket of Miami, Florida. Constructed in 1983, the Property, including an attached nine-level above-ground parking structure that accommodates 893 cars, was purchased for approximately $131.5 million.

         U.S. Home Building. On October 15, 1997, the Company acquired the U.S. Home Building, a 21-story Class A office building located in the West Loop/Galleria suburban office submarket of Houston, Texas, for approximately $45 million. The U.S. Home Building is located approximately five miles west of downtown Houston and approximately 2.5 miles west of the Company's Greenway Plaza properties. Built in 1982, the building is located on approximately 1.9 acres and contains approximately 400,000 net rentable square feet with an attached twelve-level above-ground parking structure that accommodates 964 cars.

         Bank One Center. On October 22, 1997, the Company, together with affiliates of TrizecHahn Corporation ("Trizec"), acquired Bank One Center, a 60-story Class A office building located in the CBD submarket of Dallas, Texas, from two unaffiliated entities. The acquisition was made through a newly formed limited partnership in which the Company and Trizec each own a 50% interest, for an aggregate purchase price of approximately $238 million. Of the approximately $238 million purchase price, approximately $83 million was funded through capital contributions of $41.5 million from each of the Company and Trizec, and the remaining approximately $155 million was funded through two loans to the newly formed limited partnership provided by The Travelers Insurance Company. Construction of the office property was completed in 1987. Bank One Center contains approximately 1.5 million net rentable square feet with a three-level underground parking structure that accommodates
667 cars and an eight-level off site parking garage that accommodates 885 cars.

         Americold Corporation and URS Logistics, Inc.   On October 31, 1997,
the Company, through two newly formed subsidiaries (the "Crescent Subsidiaries"), initially acquired a 40% interest in each of two partnerships, one of which owns Americold Corporation ("Americold") and one of which owns URS Logistics, Inc. ("URS"). Vornado Realty Trust ("Vornado") acquired the remaining
60% interest in the partnerships.   Americold and URS are the two largest
suppliers of refrigerated warehouse space in the United States.

         One of the partnerships acquired all of the common stock of Americold through the merger of a subsidiary of Vornado into Americold, and the other partnership acquired all of the common stock of URS through the merger of a separate subsidiary of Vornado into URS. As a result of the acquisition, the Americold partnership and the URS partnership became the owners and operators of approximately 80 refrigerated warehouses, with an aggregate of approximately 394 million cubic feet, that are operated pursuant to arrangements with national food suppliers.

         The aggregate purchase price for the acquisition of Americold and URS was approximately $1.04 billion (including transaction costs associated with the acquisition). Of this amount, the purchase price for the acquisition of Americold was approximately $645 million (consisting of approximately $112 million in cash for the purchase of the equity, approximately $151 million in cash for the repayment of certain outstanding bonds issued by Americold, approximately $372 million in retention of debt and approximately $10 million in transaction costs), and the purchase price for the acquisition of URS was approximately $399 million (consisting of approximately $173 million in cash for the purchase of the equity, approximately $211 million in retention of debt and approximately $15 million in transaction costs.)

         On December 30, 1997 and effective October 31, 1997, in order to permit the Company to continue to satisfy certain REIT qualification requirements, the Company sold all of the voting common stock, representing a 5% economic interest, in each of the Crescent Subsidiaries to COI. As a result, the Company currently owns a 38% interest in each of the Americold partnership and URS partnership, through its ownership of all of the nonvoting common stock, representing a 95% economic interest, in each of the Crescent Subsidiaries. See Item 2. Properties for a more detailed discussion.

         Fountain Place. On November 7, 1997, the Company acquired Fountain Place, a 60-story Class A office building located in the CBD submarket of Dallas, Texas, approximately three blocks west of the Company's Trammell Crow Center Office Property, for approximately $114 million. Built in 1986, the building contains approximately 1.2 million net rentable square feet with a three level underground parking structure that accommodates approximately 899 cars as well as surface parking that accommodates 343 cars.

         Ventana Country Inn. On December 19, 1997, the Company acquired for approximately $30 million the Ventana Country Inn, a 62-room resort Hotel Property located in Big Sur, California. The Ventana Country Inn is situated on a 243-acre wooded site in the foothills of the Santa Lucia Mountains overlooking the Pacific Ocean. The purchase also included an adjacent 72-acre parcel of undeveloped land offering the potential for single-family residential development. A subsidiary of COI will market and operate the Ventana Country Inn jointly with the Company's Sonoma Mission Inn & Spa Hotel Property pursuant to a lease with the Company.

         Energy Centre. On December 22, 1997, the Company acquired Energy Centre, a 39-story Class A office building located in the CBD submarket of New Orleans, Louisiana. Built in 1984, the building contains approximately 762,000 net rentable square feet with a six-level attached, above-ground parking structure that accommodates approximately 520 cars. Energy Centre was acquired for approximately $75 million.

         Austin Centre. On January 23, 1998, the Company acquired Austin Centre, a mixed-use property developed in 1986, including a Class A office building containing approximately 344,000 net rentable square feet, the 314-room Omni Austin Hotel Property and 61 apartments. The Property is located in the CBD submarket of Austin, Texas, four blocks from the state capitol building and was acquired for approximately $96.4 million. A subsidiary of COI will oversee the marketing and operations of the Omni Austin Hotel Property pursuant to a participating triple-net lease with the Company.

         Post Oak Central. On February 13, 1998, the Company acquired Post Oak Central, a three-building Class A office complex located in the West Loop/Galleria suburban office submarket of Houston, Texas. Built between 1974 and 1981, the three Office Properties contain approximately 1.3 million net rentable square feet with three multi-level detached, but connected via covered walkway or tunnel, above-ground parking structures that in total accommodate approximately 4,400 cars. Post Oak Central was acquired for approximately $155.3 million.

         Washington Harbour. On February 25, 1998, the Company acquired Washington Harbour, a Class A office complex, consisting of a five-story office building and an eight-story office building (the top three stories of which comprise 35 luxury condominiums, which were not included in the purchase), located in the Georgetown submarket of Washington, D.C. Built in 1986, the two Office Properties contain approximately 536,000 net rentable square feet with a two-level attached, below ground parking structure that accommodates
613 cars.  Washington Harbour was purchased for approximately $161 million.

PENDING INVESTMENT

         Station Casinos, Inc. On January 16, 1998, the Company entered into an agreement and plan of merger (the "Merger Agreement") pursuant to which Station Casinos, Inc. ("Station") will merge (the "Merger") with and into the Company. Station is an established multi-jurisdictional casino/hotel company that owns and operates, through wholly owned subsidiaries, six distinctly themed casino/hotel properties, four of which are located in Las Vegas, Nevada, one of which is located in Kansas City, Missouri and one of which is located in St. Charles, Missouri. As a result of the Merger, the Company will acquire the real estate and other assets of Station, except to the extent operating assets are transferred immediately prior to the Merger, as described below.

         As part of the transactions associated with the Merger, it is currently anticipated that certain operating assets and the employees of Station will be transferred to a limited liability company (the "Station Lessee") immediately prior to the Merger. The Station Lessee will be owned 50% by COI or entity designated by the Company, 24.9% by an entity owned by three of the existing directors of Station (including its Chairman, President and Chief Executive Officer) and 25.1% by a separate entity owned by other members of Station management. The Station Lessee will operate the six casino/hotel properties currently operated by Station pursuant to a lease with the Company. The lease will have a 10-year term, with one five-year renewal option. The lease will provide for base and percentage rent but the amount of the rent has not yet been determined. The Station Lessee will be required to maintain the properties in good condition at its own expense. The Company will establish and maintain a reserve account to be used under certain circumstances for the purchase of furniture, fixtures and equipment with respect to the properties. The Company will also enter into a Right of First Refusal and Noncompetition Agreement with the Station Lessee, pursuant to which each party will grant certain rights to the other party to participate in future investment in and operation of casino/hotel properties and will agree not to invest in or operate any such properties without the participation or consent of the other party.

         In order to effect the Merger, the Company will issue 0.466 common shares for each share of common stock of Station (including each restricted share) that is issued and outstanding immediately prior to the Merger. In addition, the Company will create a new class of preferred shares which will be exchanged, upon consummation of the Merger, for the shares of $3.50 Convertible Preferred Stock of Station outstanding immediately prior to the Merger. The new class of preferred shares will have equal priority with the Company's Series A preferred shares as to rights to receive distributions and to participate in distributions or payments upon any liquidation, dissolution or winding up of the Company.

         The total value of the Merger transaction, including the Company's issuance of common shares and preferred shares in connection with consummation of the Merger and the Company's assumption and/or refinancing of approximately $919 million in existing indebtedness of Station and its subsidiaries, is approximately $1.75 billion.

         In connection with the Merger, the Company also has agreed to purchase up to $115 million of a new class of convertible preferred stock of Station prior to consummation of the Merger. The purchase will be made in increments, or in a single transaction, upon call by Station subject to certain conditions, whether or not the Merger is consummated.

         Consummation of the Merger is subject to various conditions, including Station's receipt of the approval of two-thirds of the holders of both its common stock and its preferred stock, expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, and the receipt by the Company and certain of its officers, trust managers and affiliates of the approvals required under applicable gaming laws. The Company anticipates that the Merger and the associated transactions will be consummated in the fourth quarter of 1998, although there can be no assurances that the Merger will be consummated on the terms described above.

FINANCING ACTIVITIES

         On December 19, 1997, the Company's line of credit (the "Credit Facility") from a consortium of banks led by BankBoston, N.A. ("BankBoston") was increased to $550 million. The Credit Facility is unsecured and expires in June 2000.

         On February 13, 1998, the Company increased the maximum borrowings available under its bridge loan with BankBoston to $250 million. The increase in the maximum borrowings available and the additional borrowings thereunder were made in connection with the funding of the purchase price of Post Oak Central. The bridge loan is unsecured and expires in March 1998. The Company has a commitment with BankBoston to extend the term to May 31, 1998, with the same interest rate.

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

                             ENVIRONMENTAL MATTERS

         The Company and its properties are subject to a variety of federal and state environmental laws, ordinances and regulations, including The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, the Superfund Amendments and Reauthorization Act of 1986, the Federal Clean Water Act, the Federal Clean Air Act and the Toxic Substances Control Act. The application of these laws to a specific property owned by the Company will be dependent on a variety of property-specific circumstances, including the former uses to which the property was put and the building materials used at each property. The Company believes that any environmental liability that may be associated with its Properties does not present a material risk to its financial condition or results of operations.

         Under the environmental laws set forth above, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at the property, and may be held liable to a governmental entity or the third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with the contamination whether or not the owner or operator knew of, or was responsible for, the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. The owner or operator of a site may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. Such costs or liabilities could exceed the value of the affected real estate. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties, and the Company is not aware of any other environmental condition with respect to any of the properties that management believes would have a material adverse effect on the Company's business, assets or results of operation. Prior to the Company's acquisition of its Properties, independent environmental consultants conducted or updated Phase I environmental assessments (which generally do not involve invasive techniques such as soil or ground water sampling) on the Properties. None of these Phase I assessments or updates revealed any materially adverse environmental condition not known to the

Company or the independent consultants preparing the assessments. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

COMPETITION

         The Company believes that it does not have a direct competitor with its Office Properties considered as a group. The Company's Office Properties, primarily Class A properties located within the Southwest, individually compete against a wide range of property owners and developers, including property management companies and other REITs, that offer space in similar types of office properties (for example, Class A and Class B properties). A number of these owners and developers may own more than one property. The number and type of competing properties in a particular market or submarket could have a material effect on the Company's ability to lease space or maintain or increase occupancy at its Office Properties or at any newly acquired properties. Management believes, however, that the quality service and individualized attention that the Company offers its tenants, together with its active preventive maintenance program and physical building location, within markets, enhance the Company's ability to attract and retain tenants for its Office Properties. In addition, the Company owns 17% and 12% of the Class A and Class B office space, respectively, in 29 and five submarkets in which the Company owns Class A and Class B Office Properties, respectively. Management believes that ownership of a significant percentage of office space in a particular market offers the Company the opportunity to reduce property operating expenses payable by the Company and its tenants, enhancing the Company's ability to attract and retain tenants and potentially resulting in increases in Company net revenues. For example, during 1997, the Company successfully negotiated bulk contracts for services such as cleaning and elevator maintenance in its core markets of Dallas, Houston and Denver, resulting in discounts of approximately 5% to 10% from contracts previously in place.

         Each of the Behavioral Healthcare Facilities competes with other hospitals, some of which are larger and have greater financial resources. The Behavioral Healthcare Facilities frequently draw patients from areas outside their immediate area and therefore may, in certain markets, compete with both local and distant hospitals. The Behavioral Healthcare Facilities compete not only with other psychiatric hospitals, but also with psychiatric units in general hospitals, and outpatient services provided by the Behavioral Healthcare Facilities may compete with private practicing mental health professionals. The Company believes that its primary competitors are other operators that operate a large number of psychiatric beds in multiple states, such as Behavioral Healthcare Corp., Columbia/HCA Healthcare Corp., Universal Health Services, Ramsey Health Care and Healthcare America.

         The competitive position of a Behavioral Healthcare Facility is, to a significant degree, dependent upon the number and quality of physicians who practice at the hospital and who are members of its medical staff. In recent years, an increasing percentage of the Behavioral Healthcare Facilities' revenues have come from contracts with preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs") and other managed care programs. Such contracts normally involve a discount from the hospital's established charges, but provide a base of patient referrals. As a result of the increasing importance of PPOs, HMOs and other managed care programs, the competitive position of the Behavioral Healthcare Facilities is increasingly affected by their ability to win contracts from these organizations. The importance of obtaining contracts with PPOs, HMOs and other managed care companies varies from market to market, depending on the individual market strength of the managed care companies.

         Certificate of need laws in certain states regulate the Behavioral Healthcare Facilities, and their competitors' ability to build new hospitals and to expand existing hospital facilities and services. These laws provide some protection from competition, as their intent is to prevent duplication of services. In most cases, these state laws do not restrict the ability of the Behavioral Healthcare Facilities or their competitors to offer new outpatient services.

         The Company's Hotel Properties in Denver and Albuquerque are convention center hotels that compete against other convention center hotels, which are owned by a variety of owners, including national hotel chains and local owners. The Company believes, however, that its destination health and fitness resorts are unique properties that do not have direct competitors. In addition, the Company believes that each of the remaining Hotel Properties experiences little to no direct competition due to its high replacement cost and unique concept or location. The Hotel Properties do compete, although to a limited extent, against business class hotels or middle-market resorts in their geographic areas as well as against luxury resorts nationwide and around the world.

         At the time that the Company made the Refrigerated Warehouse Investment, the Refrigerated Warehouse Companies were the two largest owners and operators of refrigerated warehouse space in the country in terms of cubic feet of storage space owned. Industry sources indicate that, in 1997, the Refrigerated Warehouse Companies owned and operated an aggregate of approximately 25% of total refrigerated warehouse space. Among other owners and operators of refrigerated warehouse space, no other owner and operator owned or operated more than 8% of total refrigerated warehouse space. As a result, the Company believes that the Refrigerated Warehouse Companies do not have any competitors of comparable size. The Refrigerated Warehouse Companies operate in an environment in which competition is national, regional and local in nature and in which the breadth of service, warehouse locations, customer mix, warehouse size, service performance and price are the principal competitive factors. Since frozen food manufacturers and distributors incur transportation costs which typically are significantly greater than warehousing costs, breadth of total logistics services and warehouse location are major competitive factors. In addition, in certain locations, customers depend upon pooling shipments, which involves combining their products with the products of others destined for the same markets. In these cases, the mix of customers in a warehouse can significantly influence the cost of delivering products to markets. The size of a warehouse is important because large customers prefer to have all of the products needed to serve a given market in a single location to have the flexibility to increase storage in that single location during seasonal peaks. If there are several warehouse locations which satisfy a customer mix and size requirements, the Company believes that customers generally will select a warehouse facility based upon the types of services available, service performance and price.

         The Company's Residential Development Properties compete against a variety of other housing alternatives in each of their respective areas. These alternatives include other planned developments, pre-existing single-family detached housing, condominiums, townhouses and non-owner occupied housing, such as luxury apartments. Management believes that The Woodlands and Desert Mountain, representing the Company's most significant investments in Residential Development Properties, contain certain features that provide competitive advantages to these developments. For example, The Woodlands, which is an approximately 27,000-acre, master-planned residential and commercial community north of Houston, Texas, is unique among developments in the Houston area because it functions as a self-contained community. Amenities contained in the development, which are not contained within other local developments, include a shopping mall, retail centers, office buildings, a hospital, a community college, places of worship, 60 parks, two man-made lakes and a performance pavilion. Desert Mountain, a luxury residential and recreational community in Scottsdale, Arizona, which also offers four 18-hole golf courses and tennis courts, does not have any significant direct competitors due in part to the types of amenities that it offers. Substantially all of the remaining residential lots for the four developments which traditionally have competed with Desert Mountain were sold during 1997. As a result, these developments have become resale communities that no longer compete with Desert Mountain in any significant respect.

         The Retail Properties compete against other commercial properties in each of their respective areas, including shopping malls, free-standing retail operations and convenience stores.

ITEM 2.  PROPERTIES

                               OFFICE PROPERTIES

         The Company's Office Properties are located primarily in Dallas/Fort Worth and Houston, Texas. As of March 25, 1998, the Company's Office Properties in Dallas/Fort Worth and Houston represent an aggregate of approximately 72% of its office portfolio based on total net rentable square feet (40% and 32% for Dallas/Fort Worth and Houston, respectively).

OFFICE PROPERTIES TABLES

         The following table sets forth, as of December 31, 1997, certain information about the Company's Office Properties after giving effect to the acquisitions of Properties completed after December 31, 1997. Based on annualized base rental revenues from office leases in place as of December 31, 1997 and after giving effect to the acquisitions of Properties completed after December 31, 1997, no single tenant would have accounted for more than 4% of the Company's total annualized Office Property rental revenues for 1997.



                                                                                                            WEIGHTED AVERAGE
                                                                                      NET                     FULL-SERVICE
                                                                                   RENTABLE                    RENTAL RATE
                                                    ACQUISITION      YEAR             AREA      PERCENT         PER LEASED
STATE, CITY, PROPERTY            SUBMARKET             YEAR        COMPLETED        (SQ. FT.)    LEASED         SQ. FT. (1)
---------------------            ---------             ----        ---------        ---------    ------         -----------
TEXAS
 DALLAS
   Bank One Center(3)            CBD                    10/97        1987           1,530,957     73%              $18.41
   The Crescent Office Towers    Uptown/Turtle Creek     (2)         1985           1,210,949      96               27.06
   Fountain Place                CBD                    11/97        1986           1,200,266      95               14.99
   Trammell Crow Center(4)       CBD                     2/97        1984           1,128,331      87               23.28
   Stemmons Place                Stemmons Freeway        5/97        1983             634,381      92               13.73
   Spectrum Center(5)            Far North Dallas        8/95        1983             598,250      94               17.12
   Waterside Commons             Las Colinas            10/94        1986             458,739      98               13.68
   Caltex House                  Las Colinas             5/94        1982             445,993      94               23.75
   Reverchon Plaza               Uptown/Turtle Creek     5/97        1985             374,165      99               16.73
   The Aberdeen                  Far North Dallas        3/95        1986             320,629     100               17.31
   MacArthur Center I & II       Las Colinas             (2)      1982/1986           294,069      99               17.35
   Stanford Corporate Centre     Far North Dallas        1/95        1985             265,507     100               14.80
   The Amberton                  Central Expressway      5/97        1982             255,052      79               10.78
   Concourse Office Park         LBJ Freeway             5/97     1972-1986           244,879      88               12.31
   12404 Park Central            LBJ Freeway             5/95        1987             239,103      96               18.38
   Palisades Central II          Richardson/Plano        5/97        1985             237,731     100               15.68
   3333 Lee Parkway              Uptown/Turtle Creek     1/96        1983             233,484      77(6)            18.77
   Liberty Plaza I & II          Far North Dallas        7/94     1981/1986           218,813     100               12.84
   The Addison                   Far North Dallas        5/97        1981             215,016     100               15.09
   The Meridian                  LBJ Freeway             5/97        1984             213,915      96               14.54
   Palisades Central I           Richardson/Plano        5/97        1980             180,503     100               13.64
   Walnut Green                  Central Expressway      5/97        1986             158,669      96               13.21
   Greenway II                   Richardson/Plano        1/97        1985             154,329     100               19.38
   Addison Tower                 Far North Dallas        5/97        1987             145,886      99               13.27
   5050 Quorum                   Far North Dallas        5/97        1981             133,594      97               14.23
   Cedar Springs Plaza           Uptown/Turtle Creek     5/97        1982             110,923      91               15.08
   Greenway IA                   Richardson/Plano       12/96        1983              94,784     100               14.31
   Valley Centre                 Las Colinas             5/97        1985              74,861      98               13.22
   Greenway I                    Richardson/Plano       12/96        1983              51,920     100               14.31
   One Preston Park              Far North Dallas        5/97        1980              40,525      87               13.55
                                                                                       ------    ----               -----
     Subtotal/Weighted Average                                                     11,466,223     92%              $17.92
                                                                                  ----------    ---               ------
  FORT WORTH
    Continental Plaza                    CBD                  (2)       1982         954,895             53%(6)    $16.34
                                                                                     -------             --        ------

  HOUSTON
   Greenway Plaza Office           Richmond-Buffalo        10/96   1969-1982       4,286,277             85%       $14.64
    Portfolio(7)                      Speedway
   Houston Center(8)                     CBD                9/97   1974-1983       2,764,418             92         17.61
   Post Oak Central(8)(9)         West Loop/Galleria        2/98   1974-1981       1,277,598             94         13.54
   The Woodlands Office              The Woodlands       7/95(11)  1980-1996         812,227             99         14.37
    Properties(10)                                          8/96        1983         414,251            100         13.46

   Three Westlake Park(12)           Katy Freeway
   U.S. Home Building             West Loop/Galleria       10/97        1982         399,777             81         16.37
                                                                                     -------             --        ------
      Subtotal/Weighted Average                                                    9,954,548             90%       $15.32
                                                                                   ---------             --        ------

  AUSTIN
    Frost Bank Plaza                     CBD               12/96        1984         433,024             75%       $17.82
    301 Congress Avenue(13)              CBD                4/96        1986         418,338             96         22.86
    Bank One Tower                       CBD               12/96        1974         389,503             95         16.76
    Austin Centre(9)                     CBD                1/98        1986         343,665             84(6)      17.99
    The Avallon                       Northwest            11/94   1993/1997         232,301(14)         79(6)      17.10
    Barton Oaks Plaza One             Southwest             6/95        1986          99,792             95         19.56
                                                                                      ------             --        ------
        Subtotal/Weighted Average                                                  1,916,623             87%       $18.84
                                                                                   ---------             --        ------
 COLORADO
  DENVER
    MCI Tower                            CBD                6/95        1982         550,807             98%       $17.74
    Ptarmigan Place                  Cherry Creek          10/95        1984         418,565             82(6)      15.52
    Regency Plaza One                    DTC                8/94        1985         309,862             87         20.24
    AT&T Building                        CBD                2/97        1982         184,581             97         14.89
    The Citadel                      Cherry Creek             (2)       1987         130,652             98         18.80
    55 Madison                       Cherry Creek           2/97        1982         137,176             77         16.43
    44 Cook                          Cherry Creek           2/97        1984         124,174             93         17.45
                                                                                     -------             --        ------
        Subtotal/Weighted Average                                                  1,855,817             91%       $17.36
                                                                                   ---------             --        ------
  COLORADO SPRINGS
    Briargate Office and           Colorado Springs        11/95        1988         252,857            100%       $15.55
  Research Center                                                                  ---------            ---        ------


                                                                                                                 WEIGHTED
                                                                                                                 AVERAGE
                                                                                      NET                      FULL-SERVICE
                                                                                   RENTABLE                    RENTAL RATE
                                                        ACQUISITION    YEAR           AREA         PERCENT      PER LEASED
         STATE, CITY, PROPERTY          SUBMARKET          DATE      COMPLETED     (SQ. FT.)       LEASED      SQ. FT. (1)
         ---------------------          ---------          ----      ---------     ---------      ----------    ------------
 LOUISIANA
  NEW ORLEANS
    Energy Centre                        CBD               12/97        1984         761,500             78%       $14.54
    1615 Poydras                         CBD                8/96        1984         508,741             75(6)      15.09
                                                                                     -------             --        ------
        Subtotal/Weighted Average                                                  1,270,241             77%       $14.76
                                                                                   ---------             --        -------

 FLORIDA
  MIAMI
    Miami Center                         CBD                9/97        1983         782,686             79%       $22.31
                                                                                     -------             --        ------

 ARIZONA
  PHOENIX
    Two Renaissance Square           Downtown/CBD          11/94        1990         476,373             89%       $23.09
    6225 North 24th Street        Camelback Corridor       11/95        1981          86,451             67         21.00
                                                                                      ------             --        ------

        Subtotal/Weighted Average                                                    562,824             85%       $22.84
                                                                                     -------             --        -------


 WASHINGTON D.C.
   WASHINGTON D.C.
      Washington Harbour(9)(15)       Georgetown            2/98        1986         536,206             95%       $36.60
                                                                                   ---------             --        ------


 NEBRASKA
  OMAHA
    Central Park Plaza                   CBD                6/96        1982         409,850            100%       $14.71
                                                                                     -------            ---        ------

 NEW MEXICO
  ALBUQUERQUE
    Albuquerque Plaza                    CBD                12/95        1990         366,236        83%(6)      $18.09
                                                                                      -------        --          ------

 CALIFORNIA
  SAN FRANCISCO
    160 Spear Street               South of Market/CBD      12/96        1984         276,420        83%(6)      $22.76
                                                                                      -------        --          ------

  SAN DIEGO
    Chancellor Park(16)                  UTC                10/96        1988         195,733        85%         $20.11
                                                                                      -------        --          ------
        TOTAL WEIGHTED AVERAGE                                                     30,801,159        88%(6)      $17.46
                                                                                   ==========        ==          ======


---------------------------

         (1) Calculated based on base rent payable as of December 31, 1997, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles and including adjustments for expenses payable by or reimbursable from tenants.
         (2)     Property was contributed to the Operating Partnership on May
                 5, 1994.
         (3) The Company has a 50% general partner interest in the partnership that owns Bank One Center.
         (4) The Company owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building.
         (5) The Company owns the principal economic interest in Spectrum Center through an interest in Spectrum Mortgage Associates L.P., which owns both a mortgage note secured by Spectrum Center and the ground lessor's interest in the land underlying the office building.
         (6) Leases have been executed at certain Office Properties but had not commenced as of December 31, 1997. If such leases had commenced as of December 31, 1997, the percent leased for Office Properties would have been 92%. The total percent leased for such Properties would have been as follows: 3333 Lee Parkway -- 98%; Continental Plaza -- 100%; Austin Centre -- 98%; The Avallon -- 100%; Ptarmigan Place -- 99%; 1615 Poydras -- 80%; Albuquerque Plaza -- 96% and 160 Spear Street -- 91%.
         (7)     Consists of ten Office Properties.
         (8)     Consists of three Office Properties.
         (9)     Acquired subsequent to December 31, 1997.
         (10) The Company has a 75% limited partner interest and an indirect approximately 10% general partner interest in the partnership that owns the 12 Office Properties that comprise The Woodlands Office Properties.
         (11)    Two of The Woodlands Office Properties were acquired July 31,
                 1996.
         (12) The Company owns the principal economic interest in Three Westlake Park through its ownership of a mortgage note secured by Three Westlake Park.
         (13) The Company has a 1% general partner and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.
         (14) In August 1997, construction was completed on a 106,342 square foot office property. The entire building is leased to BMC Software, Inc., which is expected to occupy in stages over the next 19 months.
         (15)    Consists of two Office Properties.
         (16) The Company owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.

         The following table provides information, as of December 31, 1997, for the Company's Office Properties by state, city, and submarket after giving effect to the acquisitions of Properties completed after December 31, 1997 as if they had been completed as of December 31, 1997.

                                                                                                                      WEIGHTED
                                                                                                                      AVERAGE
                                                                                              WEIGHTED                COMPANY
                                                                                              AVERAGE     COMPANY      FULL-
                                               PERCENT    PERCENT     OFFICE      COMPANY      QUOTED      QUOTED     SERVICE
                                                  OF    LEASED  AT   SUBMARKET   SHARE OF      MARKET      RENTAL      RENTAL
                                      TOTAL     TOTAL     COMPANY     PERCENT     OFFICE    RENTAL RATE   RATE PER    RATE PER
                         NUMBER OF   COMPANY   COMPANY    OFFICE      LEASED/    SUBMARKET   PER SQUARE    SQUARE      SQUARE
STATE, CITY, SUBMARKET   PROPERTIES  NRA(1)     NRA(1)  PROPERTIES  OCCUPIED(2)  NRA(1)(2)  FOOT(2)(3)    FOOT(4)     FOOT(5)
----------------------   ----------  -------    ------  ----------  -----------  ---------  -----------   ---------   --------
CLASS A OFFICE PROPERTIES
TEXAS
DALLAS
  CBD                         3      3,859,554    14%        84%         81%          21%       $20.37     $23.18     $18.68
  Uptown/Turtle Creek         4      1,929,521     6         94(6)       90           34         25.28      29.32      23.47
  Far North Dallas            7      1,897,695     6         98          92           30         24.12      23.23      15.59
  Las Colinas                 4      1,273,662     4         97          94           18         25.95      23.28      17.94
  Richardson/Plano            5        719,267     2        100          99           20         19.01      21.29      15.68
  Stemmons Freeway            1        634,381     2         92          84           31         17.95      18.75      13.73
  LBJ Freeway                 2        453,018     1         96          95            5         22.89      22.17      16.50
                            ---     ----------   ---       ----        ----          ---      --------   --------   --------
    Subtotal/Weighted
      Average                26     10,767,098    35%        92%         89%          20%       $22.44     $23.87     $18.28
                            ---     ----------   ---       ----        ----          ---      --------   --------   --------
FORT WORTH
  CBD                         1        954,895     3%        53%(6)      84%          23%       $17.24     $17.00     $16.34
                            ---     ----------   ---       ----        ----          ---      --------   --------   --------
HOUSTON
  CBD                         3      2,764,418     9%        92%         94%          11%       $17.82     $18.76     $17.61
  Richmond-Buffalo
    Speedway                  4      1,994,274     6         96          98           51         18.01      19.00      15.43
  West Loop/Galleria(7)       4      1,677,375     5         91          94           13         19.44      19.88      14.14
  The Woodlands               7        486,140     2        100         100          100         15.36      15.36      14.28
  Katy Freeway                1        414,251     1        100         100           15         17.69      18.55      13.46
                            ---     ----------   ---       ----        ----          ---      --------   --------   --------
    Subtotal/Weighted
      Average                19      7,336,458    23%        94%         95%          16%       $18.07     $18.84     $15.74
                            ---     ----------   ---       ----        ----          ---      --------   --------   --------

AUSTIN
  CBD(7)                      4      1,584,530     5%        88%(6)      93%          44%       $23.02     $23.36     $19.03
  Northwest                   1        232,301     1         79 (6)      96           10         22.40      21.00      17.10
  Southwest                   1         99,792     0         95          94            6         24.87      22.00      19.56
                            ---     ----------   ---       ----        ----          ---      --------   --------   --------
      Subtotal/Weighted
        Average               6      1,916,623     6%        87%         94%          25%       $23.04     $23.01     $18.84
                            ---     ----------   ---       ----        ----          ---      --------   --------   --------

COLORADO
  DENVER
    Cherry Creek              4        810,567     3%        86%(6)      91%          38%       $19.42     $20.64     $16.59
    CBD                       2        735,388     2         98          94            7         18.63      18.50      17.00
    DTC                       1        309,862     1         87          90            7         23.21      25.00      20.24
                            ---     ----------   ---       ----        ----          ---      --------   --------   --------
      Subtotal/Weighted
        Average               7      1,855,817     6%        91%         92%          11%       $19.74     $20.52     $17.36
                            ---     ----------   ---       ----        ----          ---      --------   --------   --------
  COLORADO SPRINGS            1        252,857     1%       100%         96%           7%       $17.69(8)  $17.50     $15.55
                            ---     ----------   ---       ----        ----          ---      --------   --------   --------

LOUISIANA
  NEW ORLEANS
    CBD                       2      1,270,241     4%        77%(6)      87%          14%       $15.82     $16.70     $14.76
                            ---     ----------   ---       ----        ----          ---      --------   --------   --------

FLORIDA
  MIAMI
    CBD                       1        782,686     3%        79%         89%          23%       $27.39     $30.25     $22.31
                            ---     ----------   ---       ----        ----          ---      --------   --------   --------

ARIZONA
  PHOENIX
    Downtown/CBD              1        476,373     2%        89%         90%          27%       $21.60     $21.50     $23.09
    Camelback Corridor        1         86,451     0         67          94            3         24.82      21.97      21.00
                            ---     ----------   ---       ----        ----          ---      --------   --------   --------
      Subtotal/Weighted
        Average               2        562,824     2%        85%         93%          11%       $22.09     $21.57     $22.84
                            ---     ----------   ---       ----        ----          ---      --------   --------   --------

WASHINGTON D.C.
  WASHINGTON D.C.
    Georgetown(7)             2        536,206     2%        95%         95%         100%       $40.00     $40.00     $36.60
                            ---     ----------   ---       ----        ----          ---      --------   --------   --------

NEBRASKA
  OMAHA
    CBD                       1        409,850     1%       100%         93%          32%       $18.13     $18.50     $14.71
                            ---     ----------   ---       ----        ----          ---      --------   --------   --------

NEW MEXICO
  ALBUQUERQUE
    CBD                       1        366,236     1%        83%(6)      95%          63%       $18.50     $18.00     $18.09
                            ---     ----------   ---       ----        ----          ---      --------   --------   --------

CALIFORNIA
  SAN FRANCISCO
    South of Market/CBD       1        276,420     1%        83%(6)      99%           3%       $33.28     $34.00     $22.76
                            ---     ----------   ---       ----        ----          ---      --------   --------   --------

                                                                                                                      WEIGHTED
                                                                                                                      AVERAGE
                                                                                              WEIGHTED                COMPANY
                                                                                              AVERAGE     COMPANY      FULL-
                                               PERCENT    PERCENT     OFFICE      COMPANY      QUOTED      QUOTED     SERVICE
                                                  OF    LEASED  AT   SUBMARKET   SHARE OF      MARKET      RENTAL      RENTAL
                                      TOTAL     TOTAL     COMPANY     PERCENT     OFFICE    RENTAL RATE   RATE PER    RATE PER
                         NUMBER OF   COMPANY   COMPANY    OFFICE      LEASED/    SUBMARKET   PER SQUARE    SQUARE      SQUARE
STATE, CITY, SUBMARKET   PROPERTIES  NRA(1)     NRA(1)  PROPERTIES  OCCUPIED(2)  NRA(1)(2)  FOOT(2)(3)    FOOT(4)     FOOT(5)
----------------------   ----------  ---        ---     ----------  -----------  ---        ----          ----        ----
SAN DIEGO
 UTC                          1     195,733        1%         85%          92%        7%      $25.20     $24.36     $20.11
                              -     -------        -          --           --         -       ------     ------     ------
 CLASS A OFFICE PROPERTIES
  SUBTOTAL/WEIGHTED
  AVERAGE                    71  27,483,944       89%         89%          92%       17%      $21.09     $22.01     $17.89
                             ==  ==========       ==          ==           ==        ==       ======     ======     ======

CLASS B OFFICE PROPERTIES
TEXAS
 DALLAS
   Central Expressway         2     413,721        1%         86%          89%       11%      $15.28     $17.73     $11.85
   LBJ Freeway                1     244,879        1          88           93         2        16.94      17.50      12.31
   Far North Dallas           1      40,525        0          87           90         1        17.60      17.00      13.55
                              -      ------        -          --           --         -       ------      -----      -----
   Subtotal/Weighted Average  4     699,125        2%         87%          91%        3%      $16.00     $17.61     $12.12
                              -     -------        -          --           --         -       ------     ------     ------


 HOUSTON
   Richmond-Buffalo Speedway  6   2,292,003        8%         76%          74%       54%      $16.52     $17.00     $13.77
   The Woodlands              5     326,087        1          97           97       100        14.46      14.46      14.50
                              -     -------        -          --           --       ---       ------      -----      -----
  Subtotal/Weighted Average  11   2,618,090        9%         78%          75%       58%      $16.27     $16.69     $13.88
                             --   ---------        -          --           --        --       ------     ------     ------
  CLASS B OFFICE PROPERTIES
   SUBTOTAL/WEIGHTED
   AVERAGE                   15   3,317,215       11%         80%          88%       12%      $16.21     $16.88     $13.48
                             ==   =========       ==          ==           ==        ==       ======     ======     ======
  CLASS A AND CLASS B OFFICE
   PROPERTIES TOTAL/WEIGHTED
   AVERAGE                   86  30,801,159      100%         88%(6)       91%       16%      $20.57     $21.46     $17.46
                             ==  ==========      ===          ==           ==        ==       ======     ======     ======

--------------------
         (1)     NRA means net rentable area in square feet.
         (2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are Jamison Research, Inc. (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway and Central Expressway, Fort Worth CBD and the New Orleans CBD submarkets), Baca Landata, Inc. (for the Houston Richmond-Buffalo Speedway, CBD and West Loop/Galleria submarkets), The Woodlands Operating Company, L.P. (for the Houston The Woodlands submarket), Cushman & Wakefield of Texas, Inc. (for the Houston Katy Freeway submarket), CB Commercial (for the Austin CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and DTC submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD, Camelback Corridor and San Francisco South of Market/CBD submarkets), Jones Lang Wootton (for the Washington D.C. Georgetown submarket) Pacific Realty Group, Inc. (for the Omaha CBD submarket), Building Interests, Inc. (for the Albuquerque CBD submarket), Real Data Information Systems, Inc. (for the Miami CBD submarket) and John Burnham & Co. (for the San Diego UTC submarket).
         (3) Represents full-service quoted market rental rates. These rates do not necessarily represent the amounts at which available space at the Office Properties will be leased. The weighted average subtotals and total are based on total net rentable square feet of Company Office Properties in the submarket.
         (4) For Office Properties, represents weighted average rental rates per square foot quoted by the Company as of December 31, 1997, based on total net rentable square feet of Company Office Properties in the submarket, adjusted, if necessary, based on management estimates, to equivalent full-service quoted rental rates to facilitate comparison to weighted average Class A or Class B, as the case may be, quoted submarket rental rates per square foot. For Office Properties acquired subsequent to December 31, 1997, represents weighted average full-service quoted market rental rates per square foot. These rates do not necessarily represent the amounts at which available space at the Company Office Properties will be leased.
         (5) Calculated based on base rent payable for Company Office Properties and Properties acquired subsequent to December 31, 1997 in the submarket as of December 31, 1997, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles and including adjustments for expenses payable by tenants, divided by total net rentable square feet of Company Office Properties in the submarket.
         (6) Leases have been executed at certain Properties in these submarkets but had not commenced as of December 31, 1997. If such leases had commenced as of December 31, 1997, the percent leased for all Office Properties in the Company's submarkets would have been 92%. The total percent leased at the Company's Office Properties would have been as follows: Dallas Uptown/Turtle Creek -- 98%; Fort Worth CBD -- 100%; Austin CBD -- 92%; Austin Northwest -- 100%; Denver Cherry Creek -- 94%; New Orleans CBD -- 79%; Albuquerque CBD -- 96%; and San Francisco South of Market/CBD -- 91%.
         (7) Includes three properties acquired in the Houston West Loop/Galleria submarket, one property acquired in the Austin CBD submarket, and two properties acquired in the Washington D.C. Georgetown submarket subsequent to December 31, 1997.
         (8) Represents weighted average quoted market triple-net rental rates per square foot, adjusted based on management estimates, to equivalent full-service quoted market rental rates.

         The following table sets forth, as of December 31, 1997, the principal businesses conducted by the tenants at the Company's Office Properties, based on information supplied to the Company from the tenants, after giving effect to the acquisitions of Properties completed after December 31, 1997.

                                        Percent of
        Industry Sector               Leased Sq. Ft.
        ---------------               --------------
Professional Services (1)                   26%
Financial Services (2)                      20%
Energy                                      15%
Telecommunications                           7%
Technology                                   6%
Manufacturing                                5%
Retail                                       3%
Medical                                      3%
Government                                   3%
Food Service                                 3%
Other (3)                                    9%
                                         --------
Total Leased                               100%
                                         ========

----------------------

(1) Includes legal, accounting, engineering, architectural, and advertising services.
(2)      Includes banking, title and insurance and investment services.
(3) Includes construction, real estate, transportation and other industries.

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

         The demographic conditions, economic conditions and trends (population growth and employment growth) favoring the markets in which the Company has invested are projected to continue to be at or above the national average, as illustrated in the following table.

   Projected Population Growth and Employment Growth for all Company Markets

                                                     Population    Employment
                                                       Growth        Growth
Metropolitan Statistical Area (MSA)                   1997-2007     1997-2007
--------------------------------------------------------------------------------
Dallas/Fort Worth, TX                                   17.8%         16.9%
Houston, TX                                             11.2          12.4
Austin, TX                                              29.7          26.7
Denver, CO                                              16.6          16.2
Colorado Springs, CO                                    17.7          19.3
New Orleans, LA                                          4.4          10.0
Miami, FL                                               12.2          13.8
Phoenix, AZ                                             23.2          23.4
Washington, D.C.                                        17.7          18.1
Omaha, NE                                               11.1          14.5
Albuquerque, NM                                         17.2          19.3
San Francisco, CA                                       14.6          14.6
San Diego, CA                                           18.5          18.4
United States                                            8.6          12.6

--------------------------
Source:  Cognetics, Inc.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following table sets forth a schedule of lease expirations for leases in place as of December 31, 1997 at the Company's Office Properties, including six Office Properties acquired subsequent to December 31, 1997, for each of the ten years beginning with 1998, assuming that none of the tenants exercises renewal options and excluding an aggregate 3,991,391 square feet of unleased space.

                                                                               PERCENTAGE      ANNUAL
                                                                                OF TOTAL     FULL-SERVICE
                                  NET RENTABLE   PERCENTAGE OF     ANNUAL        ANNUAL       RENT  PER
                    NUMBER OF         AREA         LEASED NET       FULL-     FULL-SERVICE     SQUARE
                      TENANTS      REPRESENTED    RENTABLE AREA    SERVICE        RENT       FOOT OF NET
                        WITH      BY EXPIRING    REPRESENTED BY  RENT UNDER    REPRESENTED     RENTABLE
   YEAR OF LEASE     EXPIRING        LEASES         EXPIRING      EXPIRING     BY EXPIRING       AREA
     EXPIRATION       LEASES     (SQUARE FEET)       LEASES       LEASES(1)      LEASES      EXPIRING(1)
--------------------------------------------------------------------------------------------------------------
1998                    416        2,454,569           9.2%      $39,165,179       7.8%         $15.96
1999                    418        3,470,357          12.9        59,169,483      11.8           17.05
2000                    372        3,311,919          12.4        60,340,936      12.0           18.22
2001                    288        3,680,753          13.7        63,445,501      12.7           17.24
2002                    277        3,407,331          12.7        66,653,848      13.3           19.56
2003                     74        1,423,950           5.3        24,016,848       4.8           16.87
2004                     70        2,561,029           9.6        49,035,329       9.8           19.15
2005                     47        1,988,191           7.5        40,734,393       8.1           20.49
2006                     20          521,177           1.9        10,096,070       2.0           19.37
2007                     23        1,138,952           4.2        19,837,446       4.0           17.42
2008 and thereafter      30        2,851,334          10.6        68,926,526      13.7           24.17

--------------------------

 (1) Calculated based on base rent payable as of the expiration date of the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

                        BEHAVIORAL HEALTHCARE PROPERTIES

BEHAVIORAL HEALTHCARE LEASES

         On June 17, 1997, the Company acquired substantially all of the real estate assets of the domestic hospital provider business of Magellan, as previously owned and operated by a wholly owned subsidiary of Magellan. The transaction involved various components, the principal component of which was the acquisition of the 90 Behavioral Healthcare Facilities (and two additional behavioral healthcare facilities which subsequently were sold) for approximately $387.2 million. The Behavioral Healthcare Facilities, which are located in 27 states, are leased to CBHS, and its subsidiaries under a triple-net lease. CBHS is a Delaware limited liability company, formed to operate the Behavioral Healthcare Facilities, owned 50% by a subsidiary of Magellan and 50% by COI.
The lease requires the payment of annual minimum rent in the amount of approximately $41.7 million for the period ending June 16, 1998, increasing in each subsequent year during the 12- year term at a 5% compounded annual rate. All maintenance and capital improvement costs are the responsibility of CBHS during the term of the lease. In addition, the obligation of CBHS, pursuant to a franchise agreement, to pay an approximately $78.2 million franchise fee to Magellan and one of its subsidiaries, as franchisor, is subordinated to the obligation of CBHS to pay annual minimum rent to the Company. The franchisor does not have the right to terminate the franchise agreement due to any nonpayment of the franchise fee as a result of the subordination of the franchise fee to the annual minimum rent. The lease is designed to provide the Company with a secure, above-average return on its investment as a result of the priority of annual minimum rent to the franchise fee and the initial amount and annual escalation in the lease payments.

         On March 5, 1998, COI entered into a definitive agreement to acquire Magellan's 50% interest in CBHS in exchange for $30 million in common stock of COI. In a related transaction, CBHS executed a definitive agreement to purchase from Magellan, for approximately $280 million, certain assets and intellectual property rights used by Magellan to supply franchise services to CBHS. The agreement provides for the elimination of the franchise fee that is payable by CBHS to Magellan. The transactions are subject to a number of conditions, including customary closing conditions, a condition that CBHS obtain funds sufficient to finance the purchase and certain regulatory conditions. The transactions, as structured will not affect the arrangements pursuant to which CBHS leases the Behavioral Healthcare Facilities from the Company.

BEHAVIORAL HEALTHCARE FACILITIES TABLE


         The following chart sets forth the locations of the 90 Behavioral Healthcare Facilities by state:

                    Number of                                                 Number of
     State         Facilities                                  State          Facilities
     -----         ----------                                  -----          ----------
Alabama                  2                               Mississippi                 2
Arkansas                 2                               North Carolina              4
Arizona                  2                               New Hampshire               2
California               9                               New Jersey                  1
Delaware                 1                               Nevada                      1
Florida                 10                               Ohio                        1
Georgia                 12                               Pennsylvania                2
Indiana                  8                               South Carolina              3
Kansas                   2                               Tennessee                   1
Kentucky                 4                               Texas                       9
Louisiana                2                               Utah                        1
Maryland                 1                               Virginia                    4
Minnesota                1                               Wisconsin                   2
Missouri                 1                                                          --
                                                         Total                      90
                                                                                    ==

         The Behavioral Healthcare Facilities are located in well-populated urban and suburban locations. Most of the Behavioral Healthcare Facilities offer a full continuum of behavioral care in their service area, including inpatient hospitalization, partial hospitalization, intensive outpatient services and, in some markets, residential treatment services. The Behavioral Healthcare Facilities provide structured and intensive treatment programs for mental health and alcohol and drug dependency disorders in children, adolescents and adults. A significant portion of admissions are provided by referrals from former patients, local marketplace advertising, managed care organizations and physicians. The Behavioral Healthcare Facilities work closely with mental health professionals, non-psychiatric physicians, emergency rooms and community agencies that come in contact with individuals who may need treatment for mental illness or substance abuse.

         The Behavioral Healthcare Facilities in the past have been, and in the future may be, adversely affected by factors influencing the entire psychiatric hospital industry. The industry is subject to governmental regulation in various respects. Factors which may affect the operations and successful results of operations of the Behavioral Healthcare Facilities include (i) the imposition of more stringent length of stay and admission criteria by payers;
(ii) the failure of reimbursement rates received from certain payers that reimburse on a per diem or other discounted basis to offset increases in the cost of providing services; (iii) an increase in the percentage of business that the Behavioral Healthcare Facilities derive from payers that reimburse on a per diem or other discounted basis; (iv) a trend toward higher deductibles and co-insurance for individual patients; and (v) pricing pressure related to increasing rate of claims denials by third party payers. In addition to these regulations, the recently adopted National Mental Health Parity Act of 1997 potentially benefits the industry by imposing an obligation for health insurance issuers and group health plans to place mental health benefits on equal footing with all other medical benefits. Title I of this Act amends the Code to impose on an issuer or group health plan a tax equal to 25% of a health plan's premiums received during the calendar year if the plan imposes limitations or financial requirements on the coverage of benefits relating to certain mental health conditions unless similar limitations or requirements also are imposed on coverage of benefits with respect to conditions other than mental health.

INDUSTRY INFORMATION

         In an era of cost-containment and the reduction of dollars available for care, behavioral health providers have focused attention on developing treatment approaches that respond to payers' increasing demands for shorter stays, lower costs, and expanded access to care. Changes in the mix of services, the prices of services, and the intensity of service are all part of this response. These changes have also been bolstered by a rapidly expanding science base, improved medications management, and the growing availability of non-hospital treatment settings in more and more communities that help to make it possible to manage complex and severe illnesses in less intensive treatment settings. One of the effects that the behavioral healthcare industry is experiencing is an increasing percentage of non-inpatient care. According to the National Association of Psychiatric Health Systems 1997 Annual Survey Report, nearly one in four admissions in 1996 was to a service other than inpatient hospitalization, compared to just one in ten admissions in 1992. Although non-inpatient services are rapidly growing, total inpatient admissions have increased also. In general, inpatient and non-inpatient admissions are increasing, but average length of stay and care costs are decreasing.

         Due to these changes in the behavioral healthcare industry, a hospital's position relative to its competitors has been affected by its ability to obtain contracts with HMOs, PPOs and other managed care plans for the provision of health care services. Although such contracts generally provide for discounted services, pre-admission certification and concurrent length of stay reviews, they also provide a strong patient referral base. The importance of entering into contracts with HMOs, PPOs and other managed care companies varies from market to market and depends upon the market strength of the particular managed care company.

                                                            For the Year Ended December 31,
                                                     ----------------------------------------------
                                                       1996        1995         1994         1993
                                                     -------      -------      -------      -------
                 Total Admissions  . . . . . . . .   476,844      447,525      399,407      325,679
                 Average length of stay (days) . .      11.5         11.7         10.4         16.2

Source:   National Association of Psychiatric Health Systems 1997 Annual Survey
Report

                                HOTEL PROPERTIES

HOTEL LEASES

         Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Hotel Properties directly. The Company has leased the Hotel Properties to subsidiaries of COI (collectively, the "Hotel Lessees") pursuant to nine separate leases. Under the leases, each having a term of 10 years, the Hotel Lessees have assumed the rights and obligations of the property owner under the respective management agreement with the hotel operators, as well as the obligation to pay all property taxes and other charges against the property. As part of each of the lease agreements for eight of the Hotel Properties, the Company has agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under the applicable management agreements. The only exception is Canyon Ranch-Tucson, in which the hotel lessee owns all furniture, fixtures and equipment associated with the property and will fund all related capital expenditures. Each of the leases provides for the payment by the lessee of the Hotel Property of (i) base rent, with periodic rent increases, (ii) percentage rent based on a percentage of gross hotel receipts or gross room revenues, as applicable, above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount for certain Hotel Properties.

HOTEL PROPERTIES TABLES

         The following table sets forth certain information for the years ended December 31, 1997 and 1996, about the Company's Hotel Properties, including the Hotel Property that the Company acquired after December 31, 1997. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure their performance based on available guest nights.

                                                                                 FOR THE YEAR ENDED
                                                                                     DECEMBER 31,
                                                                       --------------------------------------------
                                                                           AVERAGE        AVERAGE        REVENUE PER
                                                                          OCCUPANCY        DAILY          AVAILABLE
                                                   Year                      RATE           RATE            ROOM
                                       Acq.     Completed/                   ----           ----            ----
Hotel Property (1)       Location     Date      Renovated      Rooms    1997    1996    1997   1996    1997     1996
--------------           --------     ----      ---------      -----    ----    ----    ----   ----    ----     ----
Full-Service/Luxury Hotels

Denver Marriott City
 Center                  Denver, CO    6/95      1982/1994        613     80%    79%    $117    $108     $ 94      $85
Four Seasons Hotel-
  Houston               Houston, TX    9/97         1982          399     67     65      161     142      108       93
Hyatt Regency         Albuquerque, NM  12/95        1990          395     74     77       98      93       73       71
  Albuquerque
Omni Austin Hotel(2)     Austin, TX    1/98         1986          314     78     76      103     102       81       77
Hyatt Regency             Avon, CO     1/95         1989          295     66     67      229     207      151      139
  Beaver Creek
Sonoma Mission Inn
  & Spa                  Sonoma, CA    11/96   1927/1987/1997     198(3)  87     92      210     181      183      166
Ventana Country Inn     Big Sur, CA    12/97   1975/1982/1988      62     84     83      337     312      282      258
                                                                -----    ---    ---      ---     ---      ---      ---
 TOTAL / WEIGHTED AVERAGE                                       2,276(3)  75%    75%    $149    $136     $112     $102
                                                                =====    ===    ===     ====    ====     ====     ====

Destination Health & Fitness Resorts


Canyon Ranch - Tucson    Tucson, AZ    7/96        1980           250(4)  81%(5) 80%(5) $508(6) $479(6)  $387(7)  $366(7)
Canyon Ranch - Lenox      Lenox, MA    12/96       1989           202(4)  80 (5) 81 (5)  445(6)  407(6)   347(7)   320(7)
                                                                -----    ---    ---      ---     ---      ---      ---
TOTAL / WEIGHTED AVERAGE                                          452     81%    81%    $477    $446     $370     $345
                                                                =====    ===    ===     ====    ====     ====     ====

----------------------------

(1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Hotel Properties and has leased the Hotel Properties to subsidiaries of COI pursuant to long-term leases.
(2)      Acquired subsequent to December 31, 1997.
(3) Includes, for the period from July 1, 1997 through December 31, 1997, 30 additional rooms completed in July 1997.
(4) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.
(5) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period.
(6) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.
(7) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

         The following table sets forth average occupancy rate, average daily rate ("ADR"), and revenue per available room ("REVPAR") for the Company's Hotel Properties, including the Hotel Property that the Company acquired after December 31, 1997, by full-service/luxury hotels and destination health and fitness resorts for each of the years ended December 31, 1993 through 1997. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tuscon and Canyon Ranch-Lenox, which are destination health and fitness resorts, that measure performance based on available guest nights and calculate average occupancy rate, ADR and REVPAR as described in the footnotes to the preceding table.

                                                                   Year Ended December 31,
                                                --------------------------------------------------------------
                                                   1993        1994         1995         1996          1997
                                                --------     ---------    --------     --------      ---------
       Full-Service/Luxury Hotels
           Average Occupancy Rate                    71%         71%          74%          75%           75%
           ADR                                     $112        $119         $125         $136          $149
           REVPAR                                  $ 80        $ 85         $ 92         $102          $112
       Destination Health and Fitness
       Resorts
           Average Occupancy Rate                    78%         78%          77%          81%           81%
           ADR                                     $393        $418         $437         $446          $477
           REVPAR                                  $290        $312         $321         $345          $370


HOTEL MARKET INFORMATION

         The U.S. hotel industry is experiencing a resurgence in profitability from its downturn in the early 1990's. Increased demand for luxury and destination resort hotel rooms has been met with very limited increase in the supply of such rooms, resulting in increasing occupancies and room rates. According to Smith Travel Research, average occupancies for hotel rooms rose from 62.7% in 1992 to 64.6% in 1997. Average hotel room rental rates grew
6.1%, 6.3%, and 4.9%, in 1997, 1996, and 1995, respectively.   Within the
luxury and upscale segments of the industry, average occupancy increased approximately 7.4% and 2.9%, respectively, between 1992 and 1997, while average room rental rates increased approximately 32.0% and 25.0%, respectively, during the same period.

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

         The average annual growth rates in REVPAR, from 1992 through 1997, for the upscale and luxury hotel segments were 5.2% and 7.2%, respectively, according to Smith Travel Research. This demand comes not only from the business and convention sector, but also from the leisure traveler who vacations increasingly at higher-end hotels.

         The following table sets forth hotel REVPAR by price segment for the years 1992 through 1997.

                                                                                                    Annual
                                                                                                   Average
                            1992        1993        1994       1995        1996       1997       Growth Rate
                           ------      ------      ------     ------      ------     ------      -----------
Luxury(1)                  $69.43      $73.40      $79.15     $83.93      $92.31     $98.33
         % Change                       5.7%        7.8%       6.0%       10.0%       6.5%           7.2%
Upscale(2)                 $46.70      $49.20      $51.76     $54.28      $57.42     $60.05
         % Change                       5.4%        5.2%       4.9%        5.8%       4.6%           5.2%
Mid-Priced                 $34.78      $35.71      $37.57     $39.70      $41.84     $44.20
         % Change                       2.7%        5.2%       5.7%        5.4%       5.6%           4.9%
Economy                    $25.45      $26.16      $27.27     $28.64      $29.63     $30.45
         % Change                       2.8%        4.2%       5.0%        3.5%       2.8%           3.7%
Budget                     $21.53      $21.80      $22.75     $23.77      $24.40     $25.07
         % Change                       1.3%        4.4%       4.5%        2.7%       2.7%           3.1%

-----------------
(1) Includes destination health and fitness resorts such as the Canyon Ranch resorts.
(2)   Includes full-service and limited-service hotels.
Source:  Smith Travel Research

                       REFRIGERATED WAREHOUSE PROPERTIES

          On October 31, 1997, the Company, through the Crescent Subsidiaries, initially acquired a 40% interest in each of two partnerships one of which owns Americold and one of which owns URS. Vornado acquired the remaining 60% interest
in the partnerships.   The Refrigerated Warehouse Companies are the two largest
suppliers of refrigerated warehouse space in the United States.

         One of the partnerships acquired all of the common stock of Americold through the merger of a subsidiary of Vornado into Americold, and the other partnership acquired all of the common stock of URS through the merger of a separate subsidiary of Vornado into URS. As a result of the acquisition, the Americold partnership and the URS partnership became the owners and operators of approximately 80 refrigerated warehouses, with an aggregate of approximately 394 million cubic feet, that are operated pursuant to arrangements with national food suppliers.

         On December 30, 1997 and effective October 31, 1997, in order to permit the Company to continue to satisfy certain REIT qualification requirements, the Company sold all of the voting common stock, representing a 5% economic interest, in each of the Crescent Subsidiaries to COI. As a result, the Company currently owns a 38% interest in each of the Americold partnership and URS partnership, through its ownership of all of the nonvoting common stock, representing a 95% economic interest, in each of the Crescent Subsidiaries.

         Under the terms of the existing partnership agreements for each of the partnerships, Vornado has the right to make all decisions relating to the management and operation of the partnerships other than certain major decisions that require the approval of both the Company and Vornado. The partnership agreement for each of the partnerships provides for a buy-sell arrangement upon a failure of the Company and Vornado to agree on any of the specified major decisions which, until November 1, 2000, can be exercised only by Vornado. Major decisions include approval of the annual capital and operating budgets for each partnership, decisions to deviate from the budgets by 10% or more and additional capital contributions. If the Company and Vornado fail to reach agreement on any of the specified major decisions prior to November 1, 2000, Vornado may purchase the Company's interest at cost (less distributions) plus a 10% per annum return. During the seven years thereafter, Vornado may set a price for the buy-sell arrangement, and the Company then may elect either to sell its interest to Vornado, or to purchase Vornado's interest, at the designated price. After October 31, 2007, either the Company or Vornado may set a price for the buy-sell arrangement, and the party who did not set the price may elect either to sell its interest to the other party, or to purchase the other party's interest, at the designated price. The exercise of the buy-sell arrangement in one partnership requires the purchaser under the arrangement to purchase the interest of the selling party in the other partnership on the same terms.

         The parties have not yet determined certain matters relating to the future ownership structure and operations of Americold and URS, including the identification and division of the assets that will continue to be owned by one of the partnerships and those that may be owned by one or more other entities formed to conduct the business operations currently conducted by Americold and URS, and the nature and terms of any lease that may be entered into between the operating entity and the owner of the warehouses.

SERVICES

         The Refrigerated Warehouse Companies provide frozen food manufacturers with refrigerated warehousing and transportation management services. Refrigerated warehouses consist of production and distribution facilities. Production facilities differ from distribution facilities in that they typically serve one or a small number of customers located nearby. These customers store large quantities of processed or partially processed products in the facility until they are further processed or shipped to the next stage of production or distribution. Distribution facilities primarily serve customers who store a wide variety of finished products to support shipment to end-users, such as food retailers and food service companies, in a specific geographic market.

         Transportation management services offered include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. The Refrigerated Warehouse Companies' temperature-controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

CUSTOMERS

         Customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations including Con-Agra, Inc., H.J. Heinz & Co., Kraft Foods and Tyson Foods.

REFRIGERATED WAREHOUSE PROPERTIES TABLE

         The following table shows the location and size of facility for each of the Refrigerated Warehouse Properties as of December 31, 1997:

                                        Total Cubic                                                Total Cubic
                         Number of        Footage                                  Number of         Footage
      State              Properties    (in millions)    State                     Properties      (in millions)
      ------             ----------    -------------    -----                     ----------      -------------
Alabama                      6               9.9         Missouri                      1                4.8
Arkansas                     3               9.7         Nebraska                      1                2.2
California                  11              45.3         New York                      1               11.8
Colorado                     2               3.3         North Carolina                3                8.5
Florida                      5               7.8         Oklahoma                      2                2.1
Georgia                      6              34.4         Oregon                        6               40.4
Idaho                        2              18.7         Pennsylvania                  2               27.4
Illinois                     1               6.0         South Carolina                1                1.6
Indiana                      1               9.1         Tennessee                     3                9.0
Iowa                         2              12.6         Texas                         1               17.7
Kansas                       2              38.0         Utah                          1                8.6
Maine                        1               1.8         Virginia                      1                1.9
Massachusetts                6              15.2         Washington                    6               28.7
Minnesota                    1               3.8         Wisconsin                     2               14.0
                                                                                      --              -----
                                                             Total                    80              394.3
                                                                                      ==              =====


                       RESIDENTIAL DEVELOPMENT PROPERTIES

         The Company owns economic interests in five Residential Development Corporations through the Residential Development Property Mortgages relating to and the non-voting common stock in these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, own interests in the 12 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

         The following table sets forth certain information as of December 31, 1997, relating to the Residential Development Properties.

                                                     Residential              Total       Total      Average
                 Residential                         Development    Total   Lots/Units  Lots/Units   Closed         Range of
  Residential    Development                        Corporation's   Lots/   Developed    Closed     Sale Price      Proposed
  Development    Properties    Type of                Effective     Units     Since      Since      Per Lot/      Sale Prices
  Corporation(1)    (RDP)       RDP(2)  Location     Ownership %   Planned  Inception   Inception      Unit        Per Lot(3)
  -----------       -----       ---     --------     -----------   -------  ---------   ---------      ----        ----------
Mira Vista      Mira Vista      SF    Fort Worth, TX   100.00%       691       581       526     $   94,300  $   50,000 -   265,000
  Development   The Highlands   SF    Breckenridge, CO  12.25%       750       219       194        140,000      55,000 -   250,000
  Corp.                                                            -----       ---       ---

Total Mira Vista Development Corp.                                 1,441       800       720
                                                                   -----       ---       ---
Houston Area    Falcon Point    SF    Houston, TX      100.0%      1,205       508       227     $   28,000  $   16,000 -    60,000
Development     Spring Lakes    SF    Houston, TX      100.0%        536(4)      -         -              -      21,000 -    45,000
Corp.                                                              -----       ---       ---

Total Houston Area Development Corp.                               1,741       508       227
                                                                   -----       ---       ---

Crescent        One Beaver      CO    Avon, CO          60.0%         18        18        18     $2,181,000  $1,330,000 - 3,420,000
 Development    Creek           CO    Avon, CO          60.0%         26        26        26        896,000     356,000 - 2,161,000
 Management     Market Square
 Corp.          The Reserve at  SF    Frisco, CO        60.0%        134       134        78         95,000      75,000 -   169,000
                  Frisco
                Villa Montane   TH    Avon, CO          30.0%         27(5)      -         -            N/A     600,000 - 1,400,000
                  Townhomes
                Villa Montane   TS    Avon, CO          30.0%        800(5)      -         -            N/A      27,000 -    77,000
                  Club
                Villas at       TH    Avon, CO          30.0%         10(5)      -         -            N/A   1,500,000 - 2,950,000
                Beaver Creek                                       -----       ---       ---

Total Crescent Development Management Corp.                        1,015       178       122
                                                                  ------       ---       ---

The Woodlands  The Woodlands    SF    The Woodlands,    42.5%     38,313    18,508    17,268     $   40,000   $  13,000 -   250,000
Land Company                             TX                       ------    ------    ------
 Inc.
Desert         Desert           SF    Scottsdale, AZ    93.0%      2,573     1,797     1,539     $  327,500   $ 150,000 - 2,500,000
Mountain       Mountain                                           ------     -----     -----
Development
Corp.


Total                                                             45,083  21,791    19,876
                                                                  ======  ======    ======

-------------------

(1) The Company has an approximately 94%, 94%, 90%, 95% and 95% ownership interest in Mira Vista Development Corp., Houston Area Development Corp., Crescent Development Management Corp., The Woodlands Land Company, Inc., and Desert Mountain Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations.
(2)      SF (Single-Family); CO (Condominium); TH (Townhome); TS (Timeshare).
(3) Based on existing inventory of developed lots and lots to be developed.
(4) The initial phase of this project (93 lots) is expected to be completed in the second quarter of 1998.
(5) As of December 31, 1997, eight units were under contract at Villas at Beaver Creek representing $17.9 million in sales proceeds, 14 units were under contract at Villa Montane Townhomes representing $13.0 million in sales proceeds, and 515 contracts were pre-sold at Villa Montane Club representing $31.0 million in sales proceeds.

                               RETAIL PROPERTIES

         The Company owns seven Retail Properties, which in the aggregate contain approximately 771,000 net rentable square feet. Four of the Retail Properties, The Woodlands Retail Properties, with an aggregate of approximately 356,000 net rentable square feet, are located in the Woodlands, a master-planned development located 27 miles north of downtown Houston, Texas. The Company has a 75% limited partner interest and an indirect approximately 10% general partner interest in the partnership that owns The Woodlands Retail Properties. Two of the Retail Properties, Las Colinas Plaza, with approximately 135,000 net rentable square feet, and The Crescent Atrium, with approximately 89,000 net rentable square feet, are located in submarkets of Dallas, Texas. The remaining Retail Property, The Park Shops at Houston Center, with an aggregate of approximately 191,000 net rentable square feet, is located in the CBD submarket of Houston, Texas. As of December 31, 1997, the Retail Properties were 95% leased.


ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor any of the Properties currently is subject to any material litigation nor, to the knowledge of the Company, is any material litigation currently threatened against the Company or any of the Properties.

ITEM 4 .  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended December 31, 1997.

                                    PART II

ITEM 5 .  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Shares have been traded on the New York Stock Exchange under the symbol "CEI" since the completion of its initial public offering at a price of $12.50 per share in May 1994. For each calendar quarter indicated, the following table reflects the high and low sales prices for the common shares and the distributions declared by the Company with respect to each such quarter. All information provided in the table below has been adjusted to reflect the two-for-one stock split effected in the form of 100% share dividend paid by the Company on March 26, 1997 to shareholders of record on March 20, 1997.

                                                 PRICE
                                        ---------------------
                                          HIGH          LOW       DISTRIBUTIONS
   1996                                 --------     --------     -------------
   First Quarter                        $17 7/16     $16 1/16         $.275
   Second Quarter                       $19 1/16     $16 11/16        $.275
   Third Quarter                        $21 3/16     $17 1/2          $.305
   Fourth Quarter                       $26 5/8      $20 5/16         $.305

   1997
   First Quarter                        $31 3/8      $25 1/8          $.305
   Second Quarter                       $32          $25 1/8          $.305(1)
   Third Quarter                        $40 1/8      $30              $ .38
   Fourth Quarter                       $40 7/8      $30              $ .38

   ---------------------------

(1) In addition to the regular quarterly distribution, the Company made a one-time distribution of shares of common stock of COI, valued at $.99 per share, which was distributed to the shareholders of the Company and the partners of the Operating Partnership on a pro rata basis, in a spin-off effective June 12, 1997.

         As of March 25, 1998, there were approximately 477 holders of record of the common shares.

                              DISTRIBUTION POLICY

         On September 10, 1997, the Company announced a 25% increase in the quarterly distribution, increasing the quarterly distribution on its common shares from $.305 per share to $.38 per share. The higher distribution rate commenced with the Company's distribution for the third quarter of 1997, which was paid on November 4, 1997, to shareholders of record as of October 16, 1997.

         The Company's current quarterly distribution is $.38 per common share, an indicated annualized distribution of $1.52 per common share.

         Distributions on the 8,000,000 6-3/4% Series A Convertible Cumulative Preferred Shares (the "Series A Preferred Shares") issued by the Company in February 1998 are payable at the rate of $1.6875 per annum per Series A Preferred Share, prior to distributions on the common shares.

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

         Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to distribute at least 95% of taxable income. Pursuant to this requirement, the Company was required to distribute $103.9 million and $41.8 million for 1997 and 1996, respectively. Actual distributions by the Company were $140.8 million and $73.4 million for 1997 and 1996, respectively.

         Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder's basis in such shareholder's common shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the shareholder's basis in its common shares will have the effect of deferring taxation until the sale of the shareholder's shares. The Company has determined that, for federal income tax purposes, 38.3% of quarterly distributions made in 1996 and 25.7 % of quarterly distributions made in 1997 represented a return of capital to shareholders. Given the dynamic nature of the Company's acquisition strategy and the extent to which any future acquisitions would alter this calculation, no assurances can be given regarding what portion, if any, of distributions in 1998 or subsequent years will constitute a return of capital for federal income tax purposes.

ITEM 6 .  SELECTED FINANCIAL DATA


         The following table sets forth certain financial information for the Company on a consolidated historical basis and for the Rainwater Property Group (the Company's predecessor) on a combined historical basis, which consists of the combined financial statements of the entities that contributed properties in exchange for units or common shares in connection with the formation of the Company. All information relating to Common Shares has been adjusted to reflect the two-for-one stock split effected in the form of a 100% share dividend paid on March 26, 1997 to shareholders of record on March 20, 1997. Such information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Financial Statements and Supplementary Data included in Item 8.


                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   CONSOLIDATED HISTORICAL FINANCIAL DATA AND
                            RAINWATER PROPERTY GROUP
                       COMBINED HISTORICAL FINANCIAL DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     COMPANY
                                       ----------------------------------------------------------------------
                                                                                                 For the
                                                                                                  Period
                                                                                                from May 5,
                                                    Year Ended December 31,                       1994 to
                                       ---------------------------------------------------      December 31,
                                            1997              1996               1995               1994
                                       -------------      -------------      -------------      -------------
OPERATING DATA:
Total revenue ....................     $     450,517      $     208,861      $     129,960      $      50,343
Operating income (loss) ..........           114,425             44,101             30,858             10,864
 Income (loss) before
  minority interests
  and extraordinary
  Item ...........................           135,024             47,951             36,358             12,595
 Basic Earnings Per Common
     Share:
    Income before extraordinary
    Item..........................     $        1.25      $         .72      $         .66      $         .28
    Net income ...................              1.25                .70                .66                .26
Diluted Earnings Per Common Share:
    Income before extraordinary
    Item .........................     $        1.20      $         .70      $         .65      $         .28
    Net income ...................              1.20                .68                .65                .26
BALANCE SHEET DATA
     (AT PERIOD END)
 Total assets ...................     $    4,179,981      $   1,730,922      $     964,171      $     538,354
 Total debt ......................         1,710,124            667,808            444,528            194,642
 Total shareholders' equity ......         2,197,318            865,160            406,531            235,262
OTHER DATA:
 Funds from Operations
     before minority
     interests(1).................     $     214,396      $      87,616      $      64,475      $      32,723
Cash distribution declared
   per Common Share ..............     $        1.37      $        1.16      $        1.05      $         .65
Weighted average
   Common Shares and units
   outstanding - basic ...........       106,835,579         64,684,842         54,182,186         44,997,716
Weighted average
    Common Shares and units
    outstanding - diluted ........       110,973,459         65,865,517         54,499,690         45,039,840
Cash flow provided by
 (used in)
    Operating activities .........     $     211,714      $      77,384      $      65,011      $      21,642
    Investing activities .........        (2,294,428)          (513,038)          (421,406)          (260,666)
    Financing activities .........         2,123,744            444,315            343,079            265,608


                                       RAINWATER PROPERTY GROUP
                                            (PREDECESSOR)
                                    ----------------------------
                                     For the Period
                                     from January 1,  Year Ended
                                     1994 to May 4,  December 31,
                                          1994           1993
                                       ---------      ---------
OPERATING DATA:
Total revenue ....................     $  21,185      $  57,168
Operating income (loss) ..........        (1,599)       (53,024)
 Income (loss) before
  minority interests
  and extraordinary
    Item .........................        (1,599)       (53,024)
 Basic Earnings Per Common
     Share:
    Income before extraordinary
      Item .......................            --             --
    Net income ...................            --             --
Diluted Earnings Per Common Share:
    Income before extraordinary
      Item .......................            --             --
    Net income ...................            --             --
BALANCE SHEET DATA
     (AT PERIOD END)
 Total  assets ...................            --      $ 290,869
 Total debt ......................            --        278,060
 Total shareholders' equity ......            --          2,941
OTHER DATA:
 Funds from Operations
     before minority interests(1)             --             --
Cash distribution declared per
     Common Share ................            --             --
Weighted average
   Common Shares and units
   outstanding - basic ...........            --             --
Weighted average Common Shares and
  units outstanding - diluted ....
Cash flow provided by
 (used in)
    Operating activities .........     $   2,455      $   9,313
    Investing activities .........        (2,379)       (20,572)
    Financing activities .........       (21,310)        28,861

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND HISTORICAL RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the "Selected Financial Data" and the financial statements and notes thereto, appearing elsewhere in this report. Historical results and percentage relationships set forth in "Selected Financial Data", the "Financial Statements and Supplementary Data" and this section should not be taken as indicative of future operations of the Company.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

         Total revenues increased $238.5 million, or 114.2%, to $447.4 million for the year ended December 31, 1997, as compared to $208.9 million for the year ended December 31, 1996. The increase in Office and Retail Property revenues of $181.1 million is primarily attributable to: a) the acquisition of 26 Office Properties and one Retail Property during 1997, which resulted in $79.5 million of incremental revenues; b) the fact that 23 Office Properties and four Retail Properties acquired during 1996 contributed revenues for a full year in 1997 as compared to a partial year in 1996, which resulted in $91.6 million of incremental revenues; and c) an increase in Office and Retail Property revenues of $10.0 million from the 32 Office and Retail Properties owned prior to January 1, 1996, which is primarily due to rental rate increases at these Properties. The increase in Hotel Property revenues of $17.5 million is primarily attributable to: a) the acquisition of two Hotel Properties during 1997, which resulted in $2.1 million of incremental revenues; b) the fact that three Hotel Properties acquired during 1996 contributed revenues for a full year in 1997 as compared to a partial year in 1996, which resulted in $14.5 million of incremental revenues; and c) an increase in Hotel Property revenues of $.9 million from the three Hotel Properties owned prior to January 1, 1996. The increase in Behavioral Healthcare Facilities revenues of $29.8 million is attributable to the acquisition of the facilities in June 1997. The increase in interest and other income of $10.1 million for the year ended December 31, 1997, is primarily attributable to: a) the $127.8 million increase in notes receivable primarily as a result of the acquisition of certain notes included in the Carter-Crowley Portfolio, loans to Crescent Operating, Inc. ("COI"), loans to Desert Mountain Properties Limited Partnership ("DMPLP") and the acquisition of a note receivable secured by a hotel property; and b) interest earned on available cash from the April 1997 Offering (as defined below).

         Total expenses increased $171.3 million, or 103.9%, to $336.1 million for the year ended December 31, 1997, as compared to $164.8 million for the year ended December 31, 1996. The increase in rental property operating expenses of $85.1 million is primarily attributable to: a) the acquisition of 26 Office Properties and one Retail Property during 1997, which resulted in $38.3 million of incremental expenses; b) the fact that 23 Office Properties and four Retail Properties acquired during 1996 contributed expenses for a full year in 1997 as compared to a partial year in 1996, which resulted in $40.8 million of incremental expenses; and c) an increase in expenses of $5.5 million from the 32 Office and Retail Properties owned prior to January 1, 1996. Depreciation and amortization expense increased $33.9 million due primarily to the acquisitions of Office and Retail Properties, Hotel Properties and Behavioral Healthcare Facilities. The increase in interest expense of $43.5 million is primarily attributable to: (i) $6.9 million of interest payable under LaSalle Note III, which was assumed in the acquisition of the Greenway Plaza Portfolio in October 1996; (ii) $.8 million of interest payable to Nomura Asset Capital Corporation under the Nomura Funding VI Note, which was assumed in December 1996; (iii) $2.0 million of interest payable under the financing arrangement with Northwestern Mutual Life Insurance Company, which was in place as of December 1996; (iv) $1.0 million of interest payable under LaSalle Note II secured by the Funding II properties; (v) $10.0 million of interest payable under various short-term notes with BankBoston, N.A. ("BankBoston") with principal amounts ranging between $150 million and $235 million, which were entered into from June through December 1997; (vi) $14.0 million of incremental interest payable due to draws under the Credit Facility (average balance outstanding for the year ended December 31, 1997 and 1996 was $216.8 million and $64.3 million, respectively); (vii) $7.7 million of interest payable under the Notes due 2002 and Notes due 2007, which were issued in a private offering in September 1997 (the "September 1997 Notes Offering"); and (viii) $1.1 million of interest payable under the Chase Manhattan Note, which was assumed in the acquisition of Fountain Place in November 1997. All of these financing arrangements (the terms of which are described in more detail below under "Liquidity and Capital Resources"), were used to fund acquisitions. The increase in corporate general and administrative expense of $8.2 million is primarily attributable to incremental costs associated with the operation of the Company as a result of the acquisition of additional Properties and to incentive compensation paid to the Company's executive officers.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

         Total revenues increased $78.9 million, or 60.7%, to $208.9 million for the year ended December 31, 1996, as compared to $130.0 million for the year ended December 31, 1995. The increase in Office and Retail Property revenues of $66.8 million is primarily attributable to: a) the acquisition of 23 Office Properties and four Retail Properties during 1996, which resulted in $32.8 million of incremental revenues; and b) the fact that 20 Office Properties acquired during 1995 contributed revenues for a full year in 1996 as compared to a partial year in 1995, which resulted in $34.9 million of incremental revenue. This increase reflects a $.9 million decrease in revenues from the Office and Retail Properties owned as of January 1, 1995. The increase in Hotel Property revenues of $11.7 million is primarily attributable to: a) the acquisition of three Hotel Properties in 1996, which resulted in $2.7 million of incremental revenues; and b) the fact that three Hotel Properties acquired during 1995 contributed revenues for a full year in 1996 as compared to a partial year in 1995, which resulted in $9.1 million of incremental revenues.

         Total expenses increased $65.7 million, or 66.3%, to $164.8 million for the year ended December 31, 1996, as compared to $99.1 million for the year ended December 31, 1995. The increase in rental property operating expenses of $27.9 million is primarily attributable to: a) the acquisition of 23 Office Properties and four Retail Properties during 1996, which resulted in $13.9 million of incremental expenses; and b) the fact that 20 Office Properties acquired during 1995 contributed expenses for a full year in 1996 as compared to a partial year in 1995, which resulted in $14.1 million of incremental expenses. This increase reflects a $.2 million decrease in expenses from the Office and Retail Properties owned as of January 1, 1995. Depreciation and amortization expense increased $12.5 million, primarily due to the acquisitions of Office, Retail and Hotel Properties during 1996 and 1995. The increase in interest expense of $24.1 million is primarily attributable to $27.1 million of interest payable under the terms of the three new long-term financing arrangements entered into from August 1995 through March 1996, proceeds of which were used to repay the Credit Facility and to fund property acquisitions in 1995 and 1996, and $2.1 million of interest payable under LaSalle Note III, which was assumed in the acquisition of the Greenway Plaza Portfolio in October 1996. This increase reflects a $5.1 million decrease in interest expense under the Credit Facility, primarily due to a lower average outstanding balance throughout the year. The increase in corporate general and administrative expenses of $.9 million is primarily attributable to incremental costs associated with the operations of the Company as a result of acquisitions of additional Properties.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $66.6 million and $25.6 million at December 31, 1997 and December 31, 1996, respectively. The increase is attributable to $2,123.7 million and $211.7 million of cash provided by financing and operating activities, respectively, offset by $2,294.4 million used in investing activities. The Company's inflow of cash provided by financing activities is primarily attributable to proceeds received from offerings of common shares ($1,345.3 million), net borrowings under the Credit Facility ($310.0 million), net borrowings under the short-term BankBoston notes ($191.9 million) and proceeds from the September 1997 Notes Offering ($400.0 million). The inflow of cash provided by financing activities was partially offset by the distributions paid to shareholders and unitholders ($140.8 million) and the distribution of COI shares to shareholders and unitholders ($11.9 million). The inflow of cash from operating activities is primarily attributable to: (i) Property operations, and (ii) an increase in accounts payable which is primarily attributable to 1997 acquisitions. The inflow of cash from operating activities was partially offset by an increase in other assets and deferred rent receivable ($52.4 million). The Company utilized $2,294.4 million of cash inflow primarily in the following investing activities: (i) the acquisition of 26 Office Properties, one Retail Property, two Hotel Properties and 90 Behavioral Healthcare Facilities ($1,532.7 million); (ii) additional investments in Residential Development Corporations ($270.2 million) primarily attributable to Desert Mountain Development Corporation ($214.0 million) and Woodlands Land Development Company, L.P. ($41.2 million); (iii) investments in unconsolidated companies ($278.0 million) primarily attributable to Woodland Commercial Properties Company, L.P. ($38.6 million), the Refrigerated Warehouse Investment ($160 million), Bank One Center ($41.5 million) and DBL Holding, Inc. ($12.6 million); (iv) notes receivable ($127.8 million) primarily attributable to loans included in the Carter-Crowley Portfolio ($58.4 million), a loan to DMPLP ($17.6 million), loans made to COI ($42.1 million), and the acquisition of a note receivable secured by a hotel property ($7.1 million); (v) capital expenditures for rental properties ($22.0 million), primarily attributable to building improvements for the Office and Retail Properties, and replacement of furniture, fixtures and equipment for the Hotel Properties; and (vi) recurring and non-recurring tenant improvement and leasing costs for the Office and Retail Properties ($53.9 million).

         On February 14, 1997, the Company filed a shelf registration (the "February Shelf Registration Statement") with the Securities and Exchange Commission ("SEC") for an aggregate of $1.2 billion of common shares, preferred shares and warrants exercisable for common shares. An aggregate of $1,184.0 million of common shares have been issued under the registration statement. Net proceeds from the offerings of these securities were used as described below.

         On April 28, 1997, the Company completed an offering (the "April 1997 Offering") of 24,150,000 common shares (including the underwriters' overallotment option) at $25.375 per share under the February Shelf Registration Statement. Net proceeds to the Company from the April 1997 Offering after underwriting discount of $29.2 million and other offering costs of $3.0 million were $580.6 million. On May 14, 1997, the Company completed an additional offering of 500,000 common shares under the February Shelf Registration Statement to several underwriters who participated in the April 1997 Offering. The common shares were sold at $25.875 per share, with gross and net proceeds of $12.9 million (collectively, the "Offerings").

         In the second quarter of 1997, the Company used net proceeds of $593.5 million from the Offerings and $314.7 million from borrowings under the Credit Facility and $160.0 million of short-term borrowings from BankBoston (i) to fund $30.0 million in connection with the formation and capitalization of COI; (ii) to repay the $150.0 million BankBoston short-term note payable; (iii) to reduce by $131.0 million borrowings under the Credit Facility; (iv) to fund $306.3 million of the purchase price of the Carter-Crowley Portfolio acquired by the Company; (v) to fund the $419.7 million commitment of the Company and COI relating to the acquisition of the Behavioral Healthcare Facilities; and (vi) to fund $31.2 million for working capital purposes.

         On August 12, 1997, the Company entered into two transactions with affiliates of Union Bank of Switzerland ("UBS"). In one transaction, pursuant to which the Company obtained additional equity capital through the issuance of common shares, the Company sold 4,700,000 common shares at $31.5625 per share to UBS Securities, LLC for $148.3 million ($145.0 million of net proceeds) ("UBS Offering") under the February Shelf Registration Statement. The net proceeds to the Company from the UBS Offering were used to repay borrowings under the Credit Facility. In the other transaction, which will permit the Company to benefit from any increases in the market price of its common shares, the Company entered into a forward share purchase agreement with Union Bank of Switzerland, London Branch ("UBS-LB") which provides that the Company will purchase 4,700,000 common shares from UBS-LB within one year. The purchase price will be determined on the date the Company settles the agreement and will include a forward accretion component, minus an adjustment for the Company's distribution rate. The Company may complete, at its option, the settlement in cash or common shares.

         On September 22, 1997, the Operating Partnership completed the September 1997 Notes Offering, which was a private offering of unsecured notes in an aggregate principal amount of $400.0 million ($394.8 million of net proceeds), the Notes due 2002 and the Notes due 2007. The net proceeds of the September 1997 Notes Offering were used to fund $327.6 million of the purchase price for Houston Center, to repay $50.0 million of borrowings under the Credit Facility, to fund $10.0 million of the purchase price of Miami Center and to repay $7.2 million of short-term indebtedness.

         In September 1997, the Company's Notes due 2002 and the Notes due 2007 were assigned a rating of Baa3 from Moody's Investors Service, Inc.

         On October 8, 1997, the Company completed an offering (the "October 1997 Offering") of 10,000,000 common shares at $39.00 per share under the February Shelf Registration Statement. Net proceeds to the Company from the October 1997 Offering after underwriting discount of $19.9 million and other offering costs of $1.6 million were

$368.5 million. The net proceeds were used to repay $323.5 million of borrowings under the Credit Facility and to fund $45.0 million of the purchase price of the U.S. Home Building.

     On October 29, 1997, the Company filed a shelf registration statement (the "October Shelf Registration Statement") with the SEC for an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. As of March 25, 1998, the Company has issued $424.0 million of securities under the October Shelf Registration Statement, as described below. Any securities issued in the future under the October Shelf Registration Statement may be offered from time to time in amounts, at prices, and on terms to be determined at the time of the offering. Management believes the October Shelf Registration Statement will provide the Company with more efficient and immediate access to the capital markets at such time as it is considered appropriate. Net proceeds from any future offering of these securities are expected to be used for general business purposes, including the acquisition and development of additional properties and other acquisition transactions, the payment of certain outstanding debt and improvements to certain properties in the Company's portfolio.

     On December 12, 1997 the Company entered into two transactions with Merrill Lynch International. In one transaction, pursuant to which the Company obtained additional equity capital through the issuance of common shares, the Company sold 5,375,000 common shares at $38.125 per share under the October Shelf Registration Statement to Merrill Lynch International for $204.9 million ($199.9 million in net proceeds) (the "Merrill Lynch Offering"). The net proceeds to the Company from the Merrill Lynch Offering were used to repay borrowings under the Credit Facility. In the other transaction, which will permit the Company to benefit from any increases in the market price of its common shares, the Company entered into a swap agreement (the "Swap Agreement") with Merrill Lynch International relating to 5,375,000 common shares (the "Settlement Shares"), pursuant to which Merrill Lynch International will sell, as directed by the Company on or before December 12, 1998, a sufficient number of common shares to achieve net sales proceeds equal to the market value of the Settlement Shares on December 12, 1997, plus a forward accretion component, minus an adjustment for the Company's distribution rate. The precise number of common shares that will be required to be sold pursuant to the Swap Agreement will depend primarily on the market price of the common shares at the time of settlement. The common shares required to be sold by Merrill Lynch International pursuant to the Swap Agreement are expected to be the same common shares initially issued by the Company (although Merrill Lynch International, at its option, may substitute other common shares that it holds). If, however, as a result of a decrease in the market price of the common shares, the number of common shares required to be sold is greater than the number of Settlement Shares, the Company will deliver additional common shares to Merrill Lynch International. In contrast, if such number of common shares is less than the number of Settlement Shares, as a result of an increase in the market price of the common shares, Merrill Lynch International will deliver common shares or, at the option of the Company, cash to the Company. On February 20, 1998, the Company issued an additional 525,000 common shares to Merrill Lynch International under the October Shelf Registration Statement as a result of the decline in market price of the common shares from the date of issuance on December 12, 1997 through February 12, 1998.

     On February 19, 1998, the Company completed an offering (the "February 1998 Preferred Offering") of 8,000,000 6-3/4% Series A convertible cumulative preferred shares (the "Series A Preferred Shares") with a liquidation preference of $25.00 per share under the October Shelf Registration Statement. Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of .6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. Net proceeds to the Company from the February 1998 Preferred Offering after underwriting discount of $8.0 million and other offering costs of $.8 million were $191.3 million. The net proceeds from the February 1998 Preferred Offering were used to repay borrowings under the Credit Facility.

     As of March 25, 1998, the Company had no commitments for material capital expenditures.

         The significant terms of the Company's primary debt financing arrangements are shown below (dollars in thousands):

                                                            INTEREST                                   BALANCE
                                                              RATE                                   OUTSTANDING
       DESCRIPTION                        MAXIMUM              AT            EXPIRATION                   AT
                                         BORROWINGS         12/31/97            DATE                   12/31/97
----------------------------------------------------------------------------------------------------------------
Secured Fixed Rate Debt:
 LaSalle Note I(1)                       $  239,000           7.83%           August 2027            $  239,000
 LaSalle Note II(2)                         161,000           7.79%            March 2028               161,000
 CIGNA Note (3)                              63,500           7.47%          December 2002               63,500
 Metropolitan Life Note II (4)               45,000           6.93%          December 2002               45,000
 Northwestern Life Note (5)                  26,000           7.66%           January 2003               26,000
 Metropolitan Life Note I(6)(7)              12,109           8.88%          September 2001              12,109
 Nomura Funding VI Note(7)(8)                 8,691          10.07%            July 2020                  8,692
 Rigney Promissory Note (9)                     800           8.50%          November 2012                  800
                                         ----------           ----                                   ----------
     Subtotal/Weighted Average           $  556,100           7.75%                                  $  556,101
                                         ==========           ====                                   ==========
Secured Variable Rate Debt:
 LaSalle Note III (7) (10)               $  115,000           8.07%            July 1999             $  115,000
 Chase Manhattan Note (11)                   97,123           7.44%          September 2001              97,123
                                         ----------           ----                                   ----------
     Subtotal/Weighted Average           $  212,123           7.78%                                  $  212,123
                                         ==========           ====                                   ==========
Unsecured Fixed Rate Debt:
 Notes due 2007 (12)                     $  250,000           7.13%          September 2007          $  250,000
 Notes due 2002 (12)                        150,000           6.63%          September 2002             150,000
                                         ----------           ----                                   ----------
     Subtotal/Weighted Average           $  400,000           6.94%                                  $  400,000
                                         ==========           ====                                   ==========
Unsecured Variable Rate Debt:
 Line of Credit (13)                     $  550,000           7.14%            June 2000             $  350,000
 BankBoston Bridge Loan(14)                 150,000           7.14%          March 1998(16)              91,900
 BankBoston Note II (14)                    100,000           7.14%           August 1998               100,000
                                         ----------           ----                                   ----------
     Subtotal/Weighted Average           $  800,000           7.14%                                  $  541,900
                                         ----------           ----                                   ----------
TOTAL/WEIGHTED AVERAGE                   $1,968,223           7.37%                                  $1,710,124
                                         ==========           ====                                   ==========


NOTES:

(1) The note has a seven-year period during which only interest is payable (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity. At the end of 12 years (August 2007), the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220 million. LaSalle Note I is secured by Properties owned by Funding I (See Note 1 to
     Item 8. Financial Statements and Supplementary Data). The note agreement prohibits Funding I from engaging in certain activities, including incurring liens on the Properties securing the note, pledging the Properties securing the note, incurring other indebtedness (except as specifically permitted in the note agreement), canceling a material claim or debt owed to it, entering into an affiliate transaction (except as specifically permitted in the note agreement), distributing funds derived from operation of the Properties securing the note (except as specifically permitted in the note agreement), or creating easements with respect to the Properties securing the note.

(2) The note has a seven-year period during which only interest is payable (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity. At the end of 10 years (March
     2006), the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154 million. LaSalle Note II is secured by Properties owned by Funding II (See Note 1 to Item 8. Financial Statements and Supplementary Data). The note agreement prohibits Funding II from engaging in certain activities, including incurring liens on the Properties securing the note, pledging the Properties securing the note, incurring other indebtedness (except as specifically permitted in the note agreement), canceling a material claim or debt owed to it, entering into an affiliate transaction (except as specifically permitted in the note agreement), distributing funds derived from operation of the Properties securing the note (except as specifically permitted in the note agreement), or creating easements with respect to the Properties securing the note.

(3) The note requires payments of interest only during its term. The CIGNA Note is secured by the MCI Tower and Denver Marriott City Center properties. The note agreement has no negative covenants.

(4) The note requires monthly payments of principal and interest based on a 25-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Metropolitan Life
     Note II is secured by Energy Centre. The note agreement requires the Company to maintain compliance with a number of customary covenants, including maintaining the Property that secures the note and not creating any lien with respect to or otherwise encumbering such Property.

(5) The note requires payments of interest only during its term. The Northwestern Life Note is secured by the 301 Congress Avenue Property. The note agreement requires the Company to maintain compliance with a number of customary covenants, including maintaining the Property that secures the note and not creating any lien with respect to or otherwise encumbering such Property.

(6) The note requires monthly payments of principal and interest based on 20-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Metropolitan Note I is secured by five of The Woodlands Office Properties. The note agreement has no negative covenants.

(7) The note was assumed in connection with an acquisition and was not subsequently retired by the Company because of prepayment penalties.

(8) Under the terms of the note, principal and interest are payable based on a 25-year amortization schedule. In July 1998, the Company may defease the note by purchasing Treasury obligations to pay the note without penalty. The Nomura Funding VI Note is secured by Canyon Ranch-Lenox, the Property owned by Funding VI (see Note 1 to Item 8. Financial Statements and Supplementary Data). In July of 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty. The note agreement requires Funding VI to maintain compliance with a number of customary covenants, including a debt service coverage ratio for the Property that secures the note, a restriction on the ability to transfer or encumber the Property that secures the note, and covenants related to maintaining its single purpose nature, including restrictions on ownership by Funding VI of assets other than the Property that secures the note, restrictions on the ability to incur indebtedness and make loans and restrictions on operations.

(9) The note requires quarterly payments of principal and interest based on a 15-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Rigney Promissory
     Note is secured by a parcel of land owned by the Company and located across from an Office Property. The note agreement has no negative covenants.

(10) The note bears interest at the rate for 30-day LIBOR plus a weighted average rate of 2.135% (subject to a rate cap of 10%), and requires payments of interest only during its term. The LaSalle Note III is secured by the Properties owned by Funding III, IV, and V (see Note 1 to Item 8. Financial Statements and Supplementary Data). The note agreement prohibits Fundings III, IV and V from engaging in certain activities, including using the Properties securing the note in certain ways, imposing any restrictions, agreements or covenants that run with the land upon the Properties securing the note, incurring additional indebtedness (except as specifically permitted in the note agreement), canceling or releasing a material claim or debt owed to it, or distributing funds derived from operation of the Properties securing the note (except as specifically permitted in the note agreement).

(11) The note bears interest at the rate for 30-day LIBOR plus 175 basis points and requires payment of interest only during its term. The Chase Manhattan
     Note is secured by Fountain Place. The note agreement has no negative covenants.

(12) The notes are unsecured and require payments of interest only during their terms. The interest rates on the notes are subject to temporary increase by 50 basis points in the event that a registered offer to exchange the notes for the notes of the Company with terms identical in all material respects to the notes is not consummated or a shelf registration statement with respect to the resale of the notes is not declared effective by the Commission on or before March 21, 1998. The interest rates on the notes will increase by 50 basis points temporarily, since the exchange offer was not completed by March 21, 1998. The Company anticipates that the interest rates will return to the original rates during the second quarter of 1998. The interest rates on the notes also is subject to temporary or permanent increase by 37.5 basis points in the event that, within the period from September 22, 1997 to September 22, 1998, such notes are not assigned, or do not retain, an investment grade rating (as defined in the notes) by specified rating agencies. These adjustments may apply simultaneously. The indenture requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios and debt service coverage ratios, limitations on the incurrence of additional indebtedness and maintaining the Company's Properties.

(13) The Credit Facility is unsecured with an interest rate of the Eurodollar rate plus 120 basis points. The Credit Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement.

(14) The note is unsecured with an interest rate of the Eurodollar rate plus 120 basis points. The note requires payments of the interest only during its term. The note agreement has no negative covenants.

(15) The maximum borrowings under the BankBoston Bridge Loan were increased to $250 million subsequent to December 31, 1997.

(16) The Company has a commitment with BankBoston to extend the term to May 31, 1998 with the same interest rate.


         The combined aggregate principal amounts either at maturity or in the form of scheduled principal installments due pursuant to borrowings under the Credit Facility and other indebtedness of the Company are as follows:

                                                                        (In Thousands)
      1998....................................................             $193,038
      1999....................................................              116,223
      2000....................................................              351,322
      2001....................................................              109,149
      2002....................................................              215,619
      Thereafter..............................................              724,773

     Based on the Company's total market capitalization of $6.9 billion at December 31, 1997 (at a $39.375 stock price, which was the closing price of the common stock on the NYSE on December 31, 1997, and including the full conversion of all units of minority interest in the Operating Partnership plus total indebtedness), the Company's debt represented 25% of its total market capitalization. The Company intends to maintain a flexible and conservative capital structure with total debt targeted at approximately 40% of total market capitalization.

     The Company intends to maintain its qualification as a REIT under the Code. As a REIT, the Company will generally not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute at least 95% of its taxable income to its shareholders.

     The Company expects to meet its short-term liquidity requirements primarily through cash flow provided by operating activities, which the Company believes will be adequate to fund normal recurring operating expenses, debt service requirements, recurring capital expenditures and distributions to shareholders and unitholders. To the extent the Company's cash flow from operating activities is not sufficient to finance non-recurring capital expenditures or investment property acquisition costs, the Company expects to finance such activities with proceeds from the Credit Facility, available cash reserves and other debt and equity financing.

     The Company expects to meet its long-term liquidity requirements, consisting primarily of maturities under the Company's fixed and variable rate debt, through long-term secured and unsecured borrowings and the issuance of debt securities and/or additional equity securities of the Company.

FUNDS FROM OPERATIONS

         Funds from Operations ("FFO"), based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income (loss) (determined in accordance with generally accepted accounting principles or "GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance of an equity REIT. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs, and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the year ended December 31, 1997 and 1996 were $140.8 and $73.4 million, respectively. An increase in FFO does not necessarily result in an increase in aggregate distributions because the Company's board of trustees is not required to increase distributions on a quarterly basis unless necessary in order to enable the Company to maintain REIT status. However, the Company must distribute 95% of its real estate investment trust taxable income (as defined in the Code), therefore, a significant increase in FFO will generally require an increase in distributions to shareholders and unitholders although not necessarily on a proportionate basis. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net income (loss) and cash flows as reported in the consolidated financial statements and notes thereto. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REIT's because these REIT's may not apply the definition of FFO in the same manner as the Company.

                       STATEMENTS OF FUNDS FROM OPERATIONS
                             (dollars in thousands)

                                                                  Years Ended December 31
                                                               ----------------------------
                                                                 1997                1996
                                                               ---------           --------
Income before minority interest                                $ 135,024           $ 47,951

Adjustments:
  Depreciation and amortization of real estate assets             72,503             39,290
  Adjustment for investments in real estate mortgages
   and equity of unconsolidated companies                          8,303              1,857
  Minority interest in joint ventures                             (1,434)            (1,482)
                                                               ---------           --------
Funds from operations                                          $ 214,396           $ 87,616
                                                               =========           ========

          RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
                             BY OPERATING ACTIVITIES
                             (dollars in thousands)

                                                      Years Ended December 31
                                                    ----------------------------
                                                       1997               1996
                                                    ---------           --------
Funds from operations                               $ 214,396           $ 87,616
 Depreciation and amortization of
   non-real estate assets                               1,235                835
 Amortization of deferred financing costs               3,499              2,812
 Minority interest in joint ventures
  profit and depreciation and amortization              2,122              1,892
 Adjustment for investments in real
   estate mortgages and equity of
   unconsolidated companies                            (8,303)            (1,857)
 Change in deferred rent receivable                   (23,371)            (6,210)
 Change in current assets and  liabilities             34,500             (7,493)
 Equity in earnings in excess of
  distributions received from
  unconsolidated companies                            (12,536)              (322)
 Non-cash compensation                                    172                111
                                                    ---------           --------
Net cash provided by operating activities           $ 211,714           $ 77,384
                                                    =========           ========

LEASING

         The Company applies a well-defined leasing strategy in order to capture the potential rental growth in the Company's existing portfolio of Office Properties as occupancy and rental rates increase with the recovery of the markets and the submarkets in which the Company has invested. The Company's strategy is based in part on identifying, and then investing in, submarkets in which weighted average full-service rental rates (representing base rent after giving effect to free rent and scheduled rent increases that would be taken into account under generally accepted accounting principles ("GAAP") and including adjustments for expenses payable by or reimbursed from tenants) are significantly less than weighted average full-service replacement cost rental rates (the rate estimated by management to be necessary to provide a return to a developer of a comparable, multi-tenant building sufficient to justify construction of new buildings) in that submarket. In calculating replacement cost rental rates, management relies on available third party data and its own estimates of construction costs (including materials and labor in a particular market) and assumes replacement cost rental rates are achieved at a 95% occupancy level. The Company believes that the difference between the two rates is a useful measure of the additional revenue that the Company may be able to obtain from a property, because the difference should represent the amount by which rental rates would have to increase before construction of properties that would compete with the Company's Office Properties would cause the Company to risk losing tenants to construction of new buildings. For the Company's Office Properties, inclusive of acquisitions completed through March 25, 1998, the weighted average full-service rental rate as of December 31, 1997 was $18.12 per square foot compared to an estimated weighted average full-service replacement cost rental rate of $28.33 per square foot. Many of the Company's submarkets have experienced substantial rental rate growth during the past two years. For example, Class A office rental rates in Dallas, Houston, Austin and Denver have increased by approximately 30%, 18%, 19% and 15%, respectively, from 1995 to 1997, according to Jamison Research, Inc. in the case of Dallas;

Baca Landata, Inc., The Woodlands Operating Company, LP and Cushman & Wakefield of Texas, Inc. in the case of Houston; CB Commercial in the case of Austin; and Cushman & Wakefield of Colorado, Inc. in the case of Denver. As a result, the Company has been successful in renewing or re-leasing office space in these markets at rental rates significantly above the expiring rental rates. For the year ended December 31, 1997, leases were signed renewing or re-leasing 1,585,769 net rentable square feet of office space at a weighted average full-service rental rate and an annual net effective rate (calculated as weighted average full-service rental rate minus operating expenses) of $19.42 and $12.43 per square foot, respectively, compared to expiring leases with a weighted average full-service rental rate and an annual net effective rate of $15.96 and $8.94 per square foot, respectively. This represents increases in the weighted average full-service rental rate and in the annual net effective rate of 22% and 39%, respectively.

OPERATING INFORMATION

         The following table presents on an aggregate basis, for the years ended December 31, 1997 and 1996, the EBIDA and occupancy rates of the Office and Retail Properties owned as of January 1, 1996 on a stabilized (occupancy rate of 90% or more) and unstabilized (occupancy rate of less than 90%) basis.


                                 Net              EBIDA (1)
                 Number        Rentable         (in millions)                 % Occupied
                   of           Area        --------------------------       --------------------
               Properties   (in millions)     1997            1996          1997            1996
               ----------   ------------- ------------     ----------       ----            ----
Stabilized(3)..    27         5.9          $  75.4         $  71.7           96%             96%
Unstabilized ..     6         3.1          $  21.2         $  19.0           72%(2)          74%


(1) "EBIDA" consists of operating income plus interest, depreciation and amortization. The Company believes that in addition to cash flows and net income, EBIDA is a useful financial performance measurement for assessing the operating performance of the Office and Retail Properties. Together with net income and cash flows, EBIDA provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and to fund acquisitions and other capital expenditures. To evaluate EBIDA and the trends it depicts, the components of EBIDA, such as rental revenues, rental expenses, real estate taxes and general administrative expenses, should be considered. Excluded from EBIDA are financing costs such as interest as well as depreciation and amortization, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's operating performance. Further, EBIDA does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principals ("GAAP") and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

(2) Leases have been executed at certain of "unstabilized" properties but had not commenced as of December 31, 1997. If such leases had commenced as of December 31, 1997, the percent leased for the "unstabilized" properties would have been 96%.

(3) Properties owned as of January 1, 1996, with occupancies equal to 90% or more, in 1997 and 1996.

HISTORICAL RECURRING OFFICE AND RETAIL PROPERTY
CAPITAL EXPENDITURES, TENANT IMPROVEMENT AND LEASING COSTS

         The following table sets forth annual and per square foot recurring capital expenditures (excluding those expenditures which are recoverable from tenants) and tenant improvement and leasing costs for the years ended December 31, 1996 and 1997, attributable to signed leases, all of which have commenced or will commence during the next twelve months (i.e., the renewal or replacement tenant began or will begin to pay rent) for the Office Properties consolidated in the Company's financial statements during each of the periods presented. Tenant improvement and leasing costs for signed leases during a particular period do not equal the cash paid for tenant improvement and leasing costs during such period, due to timing of payments.

                                                     1996               1997
                                                   --------          ----------
CAPITAL EXPENDITURES:
 Capital Expenditures (in thousands) ...          $  1,214          $    3,310
  Per square foot .......................         $    .13          $      .15
TENANT IMPROVEMENT AND LEASING COSTS:(1)
  Replacement Tenant Square Feet ........           390,945             584,116
  Renewal Tenant Square Feet ............           248,603           1,001,653
  Tenant Improvement Costs (in thousands)          $  6,263          $   10,958
  Per square foot leased ................          $   9.79          $     6.91
  Tenant Leasing Costs (in thousands) ...          $  2,877          $    6,601
  Per square foot leased ................          $   4.50          $     4.16
  Total (in thousands) ..................          $  9,140          $   17,559
        Total per square foot ...........          $  14.29          $    11.07
        Average lease term ..............          5.3 years          6.4 years
        Total per square foot per year ..          $   2.38          $     1.73



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

         Tenant improvement and leasing costs also may fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease (renewal or replacement tenant), the involvement of external leasing agents and overall competitive market conditions. Management believes that future recurring tenant improvements and leasing costs for the Company's existing Office Properties will approximate on average for "renewal tenants" $6.00 to $8.00 per square foot, or $1.20 to $1.60 per square foot per year based on an average five-year lease term, and, on average for "replacement tenants", $12.00 to $14.00 per square foot, or $2.40 to $2.80 per square foot per year based on an average five-year lease term.

YEAR 2000 COMPLIANCE

         The Company has reviewed its in-house computer software programs and operating systems, which consist primarily of the accounting and property management systems, to assess the impact of the Year 2000 on these systems. These programs and systems are Year 2000 compliant.

         Based on present information, the Company believes that it will be able to achieve Year 2000 compliance for its property-specific computer systems, such as energy management and security access systems, through a combination of the modification and replacement of systems within its Office Property portfolio. The Company anticipates that the costs associated with achieving Year 2000 compliance will not have a material impact on the Company's financial results. The implementation will take place over the next 12 to 18 months with the assistance of full-time employees and independent contractors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This Item is inapplicable to the Company because its market capitalization was less than $2.5 billion on January 28, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          INDEX TO FINANCIAL STATEMENTS

                                                                                PAGE
                                                                                ----
Report of Independent Public Accountants ....................................... 41

Consolidated Balance Sheets of Crescent Real Estate Equities Company (successor to Crescent Real Estate Equities, Inc.) at December 31, 1997 and 1996 .......... 42

Consolidated Statements of Operations of Crescent Real Estate Equities Company
(successor to Crescent Real Estate Equities, Inc.) for the years ended December
31, 1997, 1996 and 1995 ........................................................ 43

Consolidated Statements of Shareholders' Equity of Crescent Real Estate Equities
Company (successor to Crescent Real Estate Equities, Inc.) for the years ended
December 31, 1997, 1996 and 1995 ............................................... 44

Consolidated Statements of Cash Flows of Crescent Real Estate Equities Company
(successor to Crescent Real Estate Equities, Inc.) for the years ended December
31, 1997, 1996 and 1995 ........................................................ 45

Notes to Financial Statements .................................................. 46

Schedule III Consolidated Real Estate Investments and Accumulated Depreciation . 68

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Trust Managers of Crescent Real Estate Equities Company:

We have audited the accompanying consolidated balance sheets of Crescent Real Estate Equities Company as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crescent Real Estate Equities Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

Dallas, Texas,
January 23, 1998

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                 (NOTES 1 AND 2)



                                                                                                   DECEMBER 31,
                                                                                        ---------------------------------
                                                                                           1997                  1996
                                                                                        -----------           -----------
ASSETS:
 Investments in real estate:
   Land                                                                                 $   448,328           $   146,036
   Building and improvements                                                              2,923,097             1,561,639
   Furniture, fixtures and equipment                                                         51,705                24,951
   Less -  accumulated depreciation                                                        (278,194)             (208,808)
                                                                                        -----------           -----------
             Net investment in real estate                                                3,144,936             1,523,818

   Cash and cash equivalents                                                                 66,622                25,592
   Restricted cash and cash equivalents                                                      41,528                36,882
   Accounts receivable, net                                                                  30,179                15,329
   Deferred rent receivable                                                                  39,588                16,217
   Investments in real estate mortgages and equity
       of unconsolidated companies                                                          601,770                41,059
   Notes receivable, net                                                                    156,676                28,890
   Other assets, net                                                                         98,681                43,135
                                                                                        -----------           -----------
               Total assets                                                             $ 4,179,980           $ 1,730,922
                                                                                        ===========           ===========


LIABILITIES:
   Borrowings under Credit Facility                                                     $   350,000           $    40,000
   Notes payable                                                                          1,360,124               627,808
   Accounts payable, accrued expenses and other liabilities                                 127,258                48,462
                                                                                        -----------           -----------
              Total liabilities                                                           1,837,382               716,270
                                                                                        -----------           -----------


MINORITY INTERESTS:
  Operating partnership, 6,397,072 and 6,640,336 units,
       respectively                                                                         117,103               120,227
  Investment joint ventures                                                                  28,178                29,265
                                                                                        -----------           -----------
              Total minority interests                                                      145,281               149,492
                                                                                        -----------           -----------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, authorized 250,000,000 shares, 117,977,907 and
      72,292,760 shares issued and outstanding
      at December 31, 1997 and 1996, respectively                                             1,179                   361
   Additional paid-in capital                                                             2,253,928               905,724
   Deferred compensation on restricted shares                                                  (283)                 (364)
   Retained deficit                                                                         (57,507)              (40,561)
                                                                                        -----------           -----------
              Total shareholders' equity                                                  2,197,317               865,160
                                                                                        -----------           -----------
              Total liabilities and shareholders' equity                                $ 4,179,980           $ 1,730,922
                                                                                        ===========           ===========




                 The accompanying notes are an integral part of
                           these financial statements

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (NOTES 1 AND 2)


                                                               For the years ended December 31,
                                                      -------------------------------------------------
                                                         1997                1996                1995
                                                      ---------           ---------           ---------
REVENUES:
    Office and retail properties                      $ 363,324           $ 182,198           $ 115,382
    Hotel properties                                     37,270              19,805               8,107
    Behavioral healthcare properties                     29,789                  --                  --
    Interest and other income                            16,990               6,858               6,471
                                                      ---------           ---------           ---------
      Total revenues                                    447,373             208,861             129,960
                                                      ---------           ---------           ---------

EXPENSES:
    Real estate taxes                                    44,154              20,606              12,494
    Repairs and maintenance                              27,783              12,292               7,787
    Other rental property operating                      86,931              40,915              25,668
    Corporate general and administrative                 12,858               4,674               3,812
    Interest expense                                     86,441              42,926              18,781
    Amortization of deferred financing costs              3,499               2,812               2,500
    Depreciation and amortization                        74,426              40,535              28,060
                                                      ---------           ---------           ---------
      Total expenses                                    336,092             164,760              99,102
                                                      ---------           ---------           ---------

      Operating income                                  111,281              44,101              30,858

OTHER INCOME:
    Equity in net income of unconsolidated
        companies                                        23,743               3,850               5,500
                                                      ---------           ---------           ---------

INCOME BEFORE MINORITY INTERESTS
    AND EXTRAORDINARY ITEM                              135,024              47,951              36,358

    Minority interests                                  (17,683)             (9,510)             (8,963)
                                                      ---------           ---------           ---------

INCOME BEFORE EXTRAORDINARY ITEM                        117,341              38,441              27,395
    Extraordinary item                                       --              (1,306)                 --
                                                      ---------           ---------           ---------

NET INCOME                                            $ 117,341           $  37,135           $  27,395
                                                      =========           =========           =========

BASIC EARNINGS PER SHARE DATA:
    Income before extraordinary item                  $    1.25           $    0.72           $    0.66
    Extraordinary item                                       --               (0.02)                 --
                                                      ---------           ---------           ---------

    Net income                                        $    1.25           $    0.70           $    0.66
                                                      =========           =========           =========

DILUTED EARNINGS PER SHARE DATA:
    Income before extraordinary item                  $    1.20           $    0.70           $    0.65
    Extraordinary item                                       --               (0.02)                 --
                                                      ---------           ---------           ---------

    Net income                                        $    1.20           $    0.68           $    0.65
                                                      =========           =========           =========


                 The accompanying notes are an integral part of
                           these financial statements

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                             (DOLLARS IN THOUSANDS)
                               (NOTES 1, 2 AND 10)

                                                                                            Deferred
                                                        Common Stock         Additional   Compensation  Retained
                                                  ------------------------     Paid-in    on Restricted  Earnings
                                                     Shares      Par Value     Capital       Shares      (Deficit)          Total
                                                  -----------    ---------   -----------     ------      ---------      -----------
SHAREHOLDERS' EQUITY, December 31, 1994            16,047,392     $  161     $   239,480      $  --      $  (4,379)     $   235,262

    Common Share Offerings                          5,175,000         51         136,322         --             --          136,373

    Issuance of Restricted Shares                      15,105          1             454       (455)            --               --

    Issuance of Common Shares in Exchange for
       Operating Partnership Units                  2,286,050         23          47,274         --             --           47,297

    Dividends Paid                                         --         --              --         --        (39,796)         (39,796)

    Net Income                                             --         --              --         --         27,395           27,395
                                                  -----------     ------     -----------      -----      ---------      -----------

SHAREHOLDERS' EQUITY, December 31, 1995            23,523,547        236         423,530       (455)       (16,780)         406,531

    Common Share Offerings                         11,950,000        119         456,214         --             --          456,333

    Issuance of Common Shares                         599,794          6          25,014         --             --           25,020

    Issuance of Common Shares in Exchange for
       Operating Partnership Units                     53,789         --             856         --             --              856

    Exercise of Common Share Options                   19,250         --             110         --             --              110

    Amortization of Deferred Compensation                  --         --              --         91             --               91

    Dividends Paid                                         --         --              --         --        (60,916)         (60,916)

    Net Income                                             --         --              --         --         37,135           37,135

                                                  -----------     ------     -----------      -----      ---------      -----------

SHAREHOLDERS' EQUITY, December 31, 1996            36,146,380        361         905,724       (364)       (40,561)         865,160

    Common Share Offerings                         45,076,185        451       1,317,873         --             --        1,318,324

    Issuance of Common Shares                         341,112          3          28,245         --             --           28,248

    Issuance of Restricted Shares                         181         --              10        (10)            --               --

    Common Share Dividend - 2 for 1 Split          36,162,095        362            (362)        --             --               --

    Issuance of Common Shares in Exchange for
       Operating Partnership Units                    133,412          1           1,017         --             --            1,018

    Exercise of Common Share Options                  118,542          1           1,421         --             --            1,422

    Amortization of Deferred Compensation                  --         --              --         91             --               91

    Crescent Operating, Inc. share                         --         --              --         --        (10,474)         (10,474)
    distribution

    Dividends Paid                                         --         --              --         --       (123,813)        (123,813)

    Net Income                                             --         --              --         --        117,341          117,341

                                                  -----------     ------     -----------      -----      ---------      -----------

SHAREHOLDERS' EQUITY, December 31, 1997           117,977,907     $1,179     $ 2,253,928      $(283)     $ (57,507)     $ 2,197,317
                                                  ===========     ======     ===========      =====      =========      ===========


                 The accompanying notes are an integral part of
                           these financial statements

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDDS)
                                 (NOTES 1 AND 2)


                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                        1997           1996            1995
                                                                    -----------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $   117,341      $  37,135      $  27,395
   Adjustments to reconcile net income to
       net cash provided by operating activities:
           Depreciation and amortization                                 77,925         43,347         30,560
           Extraordinary item                                                --          1,306             --
           Minority interests                                            17,683          9,510          8,963
           Non-cash compensation                                            172            111             --
           Equity in earnings in excess of distributions
              received from unconsolidated companies                    (12,536)          (322)            --
           Increase in accounts receivable                              (14,850)        (8,324)        (5,043)
           Increase in deferred rent receivable                         (23,371)        (6,210)          (875)
           Increase in other assets                                     (29,029)          (388)        (7,737)
           Increase in restricted cash and cash equivalents                (417)       (15,537)        (4,700)
           Increase in accounts payable, accrued expenses
              and other liabilities                                      78,796         16,756         16,448
                                                                    -----------      ---------      ---------
              Net cash provided by operating activities                 211,714         77,384         65,011
                                                                    -----------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of investment properties                              (1,532,747)      (460,113)      (420,284)
   Capital expenditures - rental properties                             (22,005)        (2,380)        (1,148)
   Tenant improvement and leasing costs - rental properties             (53,886)       (20,052)       (13,911)
   (Increase) decrease in restricted cash and cash equivalents-
        capital reserves                                                 (4,229)           842         (5,413)
   Investment in unconsolidated companies                              (278,001)        (3,900)            --
   Investment in residential development corporations                  (270,174)       (16,657)        (8,654)
   Increase in notes receivable                                        (127,786)       (10,918)       (12,832)
   Increase (decrease) in escrow deposits - acquisition of
          investment properties                                          (5,600)           140         40,836
                                                                    -----------      ---------      ---------
              Net cash used in investing activities                  (2,294,428)      (513,038)      (421,406)
                                                                    -----------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt financing costs                                                 (12,132)        (7,081)        (8,342)
   Borrowings under Credit Facility                                   1,171,000        191,500        217,450
   Payments under Credit Facility                                      (861,000)      (171,500)      (392,092)
   Debt proceeds                                                      1,127,596        152,755        411,862
   Debt payments                                                       (493,203)       (92,254)           (66)
   Capital distributions - joint venture partner                         (2,522)       (14,505)            --
   Capital contributions - joint venture partner                             --            750            125
   Net proceeds from common share offerings                           1,345,291        456,333        166,926
   Proceeds from exercise of common share options                         1,422            110             --
   Issuance of Operating Partnership units                                   --          1,574             --
   Distribution of Crescent Operating, Inc. shares to
     unitholders of Operating Partnership and shareholders
     of Crescent Equities                                               (11,907)            --             --
   Distributions to shareholders and unitholders                       (140,801)       (73,367)       (52,784)
                                                                    -----------      ---------      ---------
               Net cash provided by financing activities              2,123,744        444,315        343,079
                                                                    -----------      ---------      ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                    41,030          8,661        (13,316)
CASH AND CASH EQUIVALENTS,
   Beginning of period                                                   25,592         16,931         30,247
                                                                    -----------      ---------      ---------
CASH AND CASH EQUIVALENTS,
   End of period                                                    $    66,622      $  25,592      $  16,931
                                                                    ===========      =========      =========


                 The accompanying notes are an integral part of
                           these financial statements

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Company ("Crescent Equities") is a fully integrated real estate company operating as a real estate investment trust for federal income tax purposes (a "REIT"). The Company provides management, leasing, and development services with respect to certain of its properties. Crescent Equities is a Texas real estate investment trust which became the successor to Crescent Real Estate Equities, Inc., a Maryland corporation (the "Predecessor Corporation"), on December 31, 1996, through the merger of the Predecessor Corporation and CRE Limited Partner, Inc., a Delaware corporation, into Crescent Equities. The direct and indirect subsidiaries of Crescent Equities include Crescent Real Estate Equities Limited Partnership (the "Operating Partnership"); Crescent Real Estate Equities, Ltd. (the "General Partner"), which is the sole general partner of the Operating Partnership; seven single purpose limited partnerships (formed for the purpose of obtaining securitized debt) in which the Operating Partnership owns substantially all of the economic interests directly or indirectly, with the remaining interests owned indirectly by Crescent Equities through seven separate corporations, each of which is a wholly owned subsidiary of the General Partner and a general partner of one of the seven limited partnerships. The term "Company" includes, unless the context otherwise requires, Crescent Equities, the Predecessor Corporation, the Operating Partnership, the General Partner and the other direct and indirect subsidiaries of Crescent Equities.

         As of December 31, 1997, the Company directly or indirectly owned a portfolio of real estate assets (the "Properties") located primarily in 21 metropolitan submarkets in Texas and Colorado. The Properties include 80 office properties (the "Office Properties") with an aggregate of approximately 28.6 million net rentable square feet, 90 behavioral healthcare facilities (the "Behavioral Healthcare Facilities"), six full-service hotels with a total of 1,962 rooms and two destination health and fitness resorts (the "Hotel Properties"), real estate mortgages and non-voting common stock representing interests ranging from 40% to 95% in five unconsolidated residential development corporations (the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, own interests in 12 residential development properties (the "Residential Development Properties"), and seven retail properties (the "Retail Properties") with an aggregate of approximately .8 million net rentable square feet. In addition, the Company owns an indirect 38% interest in each of two corporations that currently own and operate approximately 80 refrigerated warehouses with an aggregate of approximately 394 million cubic feet (the "Refrigerated Warehouse Investment"). The Company also has a 42.5% partnership interest in a partnership whose primary holdings consist of a 364-room executive conference center and general partner interests ranging from one to 50%, in additional office, retail, multi-family and industrial properties.

         Crescent Equities owns its assets and carries on its operations and other activities through the Operating Partnership and its other subsidiaries.

         The following table sets forth, by subsidiary, the Properties owned by such subsidiary as of December 31, 1997:

Operating Partnership:     53 Office Properties, five Hotel Properties and five
                           Retail Properties

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

Crescent Real Estate       Greenway Plaza Portfolio(1)
Funding III, IV, and
 V, L.P.:
("Funding III, IV and V")

Crescent Real Estate       Canyon Ranch-Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate       Behavioral Healthcare Facilities
Funding VII, L.P.:
("Funding VII")

-----------------------

(1) Funding III owns the Greenway Plaza Portfolio, except for the central heated and chilled water plant building and Coastal Tower Office property, both located within Greenway Plaza, which are owned by Funding IV and Funding V, respectively.

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

         All information relating to Common Shares has been adjusted to reflect the two-for-one stock split effected in the form of a 100% share dividend paid on March 26, 1997 to shareholders of record on March 20, 1997.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INVESTMENTS IN REAL ESTATE

         Real estate is carried at cost, net of accumulated depreciation. Betterments, major renovations, and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

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

CONCENTRATION OF REAL ESTATE INVESTMENTS

         The majority of the Company's Office and Retail Properties are in the Dallas/Fort Worth, Texas and Houston, Texas metropolitan areas. As of December 31, 1997, these Office and Retail Properties together represented approximately 43% and 31%, respectively, of the Company's total net rentable square feet and accounted for approximately 44% and 27%, respectively, of the Company's office rental revenues for the year ended December 31, 1997. As a result of the geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

RESTRICTED CASH AND CASH EQUIVALENTS

         Restricted cash includes escrows established pursuant to certain mortgage financing arrangements for real estate taxes, insurance, security deposits, ground lease expenditures, capital expenditures, and monthly interest carrying costs paid in arrears.

OTHER ASSETS

         Other assets consist principally of leasing costs and deferred financing costs. Leasing costs are amortized on a straight-line basis over the terms of the respective leases and unamortized lease costs are written off upon early termination of lease agreements. Deferred financing costs are amortized on a straight-line basis over the terms of the respective loans.

DEFERRED COMPENSATION ON RESTRICTED SHARES

         Deferred compensation on restricted shares relates to the issuance of restricted shares to employees of the Company. Such restricted shares are amortized to expense over the applicable vesting period.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company has entered into a forward share purchase agreement with Union Bank of Switzerland and a swap agreement with Merrill Lynch International ("derivative transactions") as further discussed in Note 10.

         At December 31, 1997, no common shares were required to be delivered pursuant to these derivative transactions.

         The carrying values of cash and cash equivalents, and short-term investments are reasonable estimates of their fair values because of the short maturities of these instruments. The fair value of notes receivable, which approximates carrying value, is estimated based on year-end interest rates for receivables of comparable maturity. Notes payable and borrowings under Credit Facility have aggregate carrying values which approximate their estimated fair values based upon the current interest rates for debt with similar terms and remaining maturities, without considering the adequacy of the underlying collateral. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1997 and 1996.

REVENUE RECOGNITION

Office & Retail Properties

         The Company, as a lessor, has retained substantially all of the risks and benefits of ownership of the Office and Retail Properties and accounts for its leases as operating leases. Income on leases which include scheduled increases in rental rates over the lease term and/or abated rent payments for various periods following the tenant's lease commencement date is recognized on a straight-line basis. Deferred rent receivable represents the excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions.

Hotel Properties

         The Company cannot, consistent with its status as a REIT for federal income tax purposes, operate the Hotel Properties directly. It has leased these Hotel Properties to subsidiaries of Crescent Operating, Inc. ("COI") pursuant to eight separate leases. The leases provide for the payment by the lessee of the Hotel Property of (i) base rent, with periodic rent increases,
(ii) percentage rent based on a percentage of gross receipts or gross room revenues, as applicable, above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount for certain Hotel Properties. Base rental income under these leases is recognized on a straight-line basis over the terms of the respective leases.


Behavioral Healthcare Facilities

         The Company has leased the Behavioral Healthcare Facilities to Charter Behavioral Health Systems, LLC ("CBHS") under a triple-net lease. The lease requires the payment of annual minimum rent in the amount of approximately $41,700 for the period ending June 16, 1998, increasing in each subsequent year during the 12-year term at a 5% compounded annual rate. The Company recognizes the rent on a straight-line basis.

INCOME TAXES

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

EARNINGS PER SHARE

         For the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" ("EPS") which supersedes APB No. 15 for periods ending after December 15, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. Primary EPS and Fully Diluted EPS are replaced by Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflected the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                              FOR THE YEARS ENDED DECEMBER 31,
                         ----------------------------------------------------------------------------------------------------------
                                        1997                                1996                                1995
                         ----------------------------------  ----------------------------------   ---------------------------------
                                     Wtd. Avg.   Per Share               Wtd. Avg.   Per Share               Wtd. Avg.    Per Share
                           Income     Shares       Amount      Income     Shares       Amount      Income     Shares        Amount
                         ---------  ----------  -----------  ---------  ----------  -----------   --------  ----------    ---------

Basic EPS --
Net income available      $117,341      93,709     $   1.25   $ 37,135      53,282     $   0.70   $ 27,395      41,743    $   0.66
  to common                                        ========                            ========                           ========
  shareholders

Effect of Dilutive
Securities:
  Share and Unit                         4,138                               1,181                                 318
  Options

Diluted EPS --
Net income available
  to common               $117,341      97,847     $   1.20   $ 37,135      54,463     $   0.68   $ 27,395      42,061    $   0.65
  shareholders                                     ========                            ========                           ========

STATEMENTS OF CASH FLOWS

         For purposes of the statements of cash flows, all highly liquid investments purchased with an original maturity of 90 days or less are included in cash and cash equivalents.

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                     For the years ended December 31,
                                                                     -------------------------------
                                                                     1997         1996          1995
                                                                     ----         ----          ----
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                 $ 78,980      $ 42,488      $ 18,224

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:

    Mortgage notes assumed in property acquisitions               $ 97,923      $142,799      $ 12,732
    Minority interest -  joint venture capital                        --          31,985         8,994
    Conversion of operating partnership units to common
      shares with resulting reduction in minority interest
      and increases in common share and additional
      paid-in capital                                                1,018           856        47,297
    Issuance of operating partnership units in conjunction
      with property acquisitions                                      --          52,236          --
    Issuance of common shares in conjunction with
      property acquisitions                                          1,200        25,000          --
    Issuance of restricted common shares                                10          --             455
    Two-for-one common share dividend                                  362          --            --

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In January 1996, the Company adopted SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation," which requires disclosures based on the fair values of share options at the date of grant. There was no cumulative effect nor any impact on the Company's financial position as a result of the adoption. The Company will continue to measure compensation costs associated with the issue of share options using the guidance provided by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"). Under APB No. 25, compensation costs related to share options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the shares at the measurement date (originally the date of grant) and the grant price and should be charged to expense over the periods during which the grantee performs the related services. All share options issued to date by the Company have grant prices equal to the market price of the shares at the dates of grant (See Note
8).

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes that the Company historically and currently does not have items that would require presentation in a separate statement of comprehensive income.

         In June 1997, the FASB also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and require that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company will implement SFAS No. 131 for fiscal year ended December 31, 1998.

3. INVESTMENT IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

         The Company reports its share of income and losses based on its ownership interest in the respective equity investments. The following summarized information for all unconsolidated companies has been presented on an aggregated basis and classified under the captions "Residential Development Corporations" and "Refrigerated Warehouses and Other," as applicable, as of December 31, 1997 and 1996.

BALANCE SHEET AT DECEMBER 31, 1997:                  RESIDENTIAL     REFRIGERATED
                                                     DEVELOPMENT      WAREHOUSES
                                                    CORPORATIONS      AND OTHER
                                                    ------------     ------------


    Real estate, net..........................          $190,778      $1,617,340
    Cash......................................            44,263          36,818
    Other assets..............................           182,846         384,025
                                                        --------      ----------
        Total Assets..........................          $417,887      $2,038,183
                                                        ========      ==========

    Notes payable.............................          $229,744        $902,449
    Other liabilities.........................            62,483         464,677
    Equity....................................           125,660         671,057
                                                        --------      ----------
         Total Liabilities and Equity.........          $417,887      $2,038,183
                                                        ========      ==========
    Company's Investment in real estate mortgages
        and equity of unconsolidated
        companies.............................          $317,950      $  283,820
                                                        ========      ==========


SUMMARY STATEMENTS OF OPERATIONS:                         FOR THE YEAR ENDED
                                                          DECEMBER 31, 1997
                                                    ------------------------------
                                                     RESIDENTIAL     REFRIGERATED
                                                     DEVELOPMENT    WAREHOUSES AND
                                                    CORPORATIONS         OTHER
                                                    ------------    --------------


    Total revenue.............................          $173,764         $103,796
    Total expenses............................           151,090           90,995
                                                        --------         --------
    Net Income................................          $ 22,674         $ 12,801
                                                        ========         ========
    Company's equity in net income of
        unconsolidated companies..............          $ 18,771         $  4,972
                                                        ========         ========

4.  OTHER ASSETS, NET:

         Other assets, net consist of the following:

                                                                       December 31,
                                                                 -------------------------
                                                                    1997           1996
                                                                 ----------      ---------

                    Leasing Costs ..........................      $  56,740       $  39,483
                    Deferred financing costs ...............         26,088          13,956
                    Escrow deposits ........................          5,810             210
                    Prepaid expenses .......................          3,451           1,329
                    Other ..................................         36,453           9,549
                                                                  ---------       ---------
                                                                    128,542          64,527
                    Less - Accumulated Amortization ........        (29,861)        (21,392)
                                                                  ---------       ---------
                                                                  $  98,681       $  43,135
                                                                  =========       =========


5. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:

Following is a summary of the Company's debt financing:                                             December 31,
                                                                                              ------------------------
                                                                                                1997            1996
                                                                                                ----            ----
SECURED DEBT

LaSalle Note I bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a
25-year amortization schedule through maturity in August 2027(1),
secured by the Funding I properties with a combined book value of $305,163 ..........         $239,000         $239,000

LaSalle Note II bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028(2),
secured by the Funding II properties with a combined book value of $305,761 .........          161,000          161,000

LaSalle Note III due July 1999, bears interest at 30-day LIBOR plus a weighted average rate of 2.135% (at December 31, 1997 the rate was 8.07% subject to a rate cap of 10%) with a five-year interest-only term, secured by the Funding
III, IV and V properties with a combined book value of $225,723......................          115,000          115,000

Chase Manhattan Note due September 2001, bears interest at 30-day LIBOR plus 175 basis points (at December 31, 1997 the rate was 7.44%), and requires payments of interest only during its term, secured by Fountain Place Office
Property with a book value of $113,146 ..............................................           97,123             --

CIGNA Note due December 2002, bears interest at 7.47% with a seven-year interest-only term, secured by the MCI Tower Office Property and Denver
Marriott City Center Hotel Property with a combined book value of $101,375 ..........           63,500           63,500

Metropolitan Life Note II due December 2002, bears interest at 6.93% with monthly principal and interest payments, secured by Energy Centre Office Property with a
book value of $75,204 ...............................................................           45,000             --

                                                                                                        December 31,
                                                                                                 ------------------------
                                                                                                   1997            1996
                                                                                                    ----            ----

Northwestern Note due January 2003, bears interest at 7.66% with a seven-year interest-only term, secured by the 301 Congress Avenue Office Property with a
book value of $45,350 ...............................................................             26,000             26,000

Metropolitan Life Note due September 2001, bears interest at 8.88% with monthly principal and interest payments, secured by five of The Woodlands Office
Properties with a combined book value of  $15,771 ...................................             12,109             12,411

Nomura Funding VI Note bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through July 2020(3),
secured by the Funding VI property with a book value of $30,294 .....................              8,692              8,780

Short-term construction loan due September 1997, beared interest at LIBOR plus
1.7%, secured by land and improvements that relate to the construction of The
Avallon - Phase II (Building 5) .....................................................               --                2,117

Rigney Note due November 2012, bears interest at 8.50% with quarterly principal and interest payments, secured by a parcel of land owned by the Company located
across from an Office Property with a  book value of $16,872 ........................                800               --

UNSECURED DEBT

Line of Credit with  BankBoston,  N.A.  ("BankBoston")  ("Credit  Facility")  (see
description of Credit Facility below) ...............................................            350,000             40,000

Short-term  BankBoston Note II due August 1998,  bears interest at Eurodollar rate
plus 120 basis points (at December 31, 1997, the rate was 7.14%) ....................            100,000               --

Short-term  BankBoston  Note due March 1998(4),  bears interest at Eurodollar rate
plus 120 basis points (at December 31, 1997, the rate was 7.14%) ....................             91,900               --

2007 Notes bear interest at a fixed rate of 7.13% with a ten-year interest-only term, due September 2007 (see "Notes Offering" below for a description of
changes in the interest rate under specified circumstances) .........................            250,000               --

2002 Notes bear interest at a fixed rate of 6.63% with a five-year interest-only term, due September 2002 (see "Notes Offering" below for a
description of changes in the interest rate under specified circumstances) ..........            150,000               --
                                                                                              ----------         ----------

Total Notes Payable .................................................................         $1,710,124         $  667,808
                                                                                              ==========         ==========

-----------
(1) In August 2007, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,000.

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

(4) The Company has a commitment with BankBoston to extend the term to May 31, 1998 with the same interest rate.

Combined aggregate principal maturities of notes payable and borrowings under the Credit Facility are as follows:

                  Year
                  ----

                  1998.............................     $   193,038
                  1999.............................         116,223
                  2000.............................         351,322
                  2001.............................         109,149
                  2002.............................         215,619
              Thereafter...........................         724,773
                                                        -----------
                                                        $ 1,710,124
                                                        ===========


CREDIT FACILITY

         On September 22, 1997, the Credit Facility was increased to $450,000, and subsequently increased to $550,000 on December 19, 1997, to enhance the Company's financial flexibility in making new real estate investments. Concurrently with the September increase, the interest rate on advances under the Credit Facility was decreased from the Eurodollar rate plus 137.5 basis points to the Eurodollar rate plus 120 basis points. The Credit Facility is unsecured and expires in June 2000. The Credit Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, and a minimum net worth requirement. As of December 31, 1997, the Company was in compliance with all covenants. As of December 31, 1997, the interest rate was 7.14% and $200,000 was available under the Credit Facility.

NOTES OFFERING

         On September 22, 1997, the Operating Partnership completed a private offering of senior unsecured notes in an aggregate principal amount of $400,000 (the "Notes"). The Notes were issued in two series, the 6-5/8%, $150,000 notes with maturity on September 15, 2002, yielding a 6.73% effective rate (the "2002 Notes") and the 7-1/8%, $250,000 notes with maturity on September 15, 2007, yielding a 7.151% effective rate (the "2007 Notes"). The Notes pay interest semi-annually in arrears. The interest rates on the Notes are subject to temporary increase by 50 basis points in the event that a registered offer to exchange the Notes for notes of the Operating Partnership with terms identical in all material respects to the Notes is not consummated or a shelf registration statement with respect to the resale of the Notes is not declared effective by the Securities and Exchange Commission (the "SEC") on or before March 21, 1998. The interest rates on the Notes were temporarily increased by 50 basis points, since the exchange offer was not completed by March 21, 1998. The Company anticipates that the interest rates will return to the original rates during the second quarter of 1998. The interest rate on the Notes also is subject to temporary or permanent increase by 37.5 basis points in the event that, within the period from the date of original issuance of the Notes to the first anniversary of original issuance, the Notes are assigned a rating that is not an investment grade rating (as defined in the Notes) or are not assigned, or do not retain, a rating by specified rating agencies. These adjustments may apply simultaneously.

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

6.  RENTALS UNDER OPERATING LEASES:

       The Company receives rental income from the leasing of Office Property, Retail Property, Hotel Property and Behavioral Healthcare Facility space under operating leases. Future minimum rentals (base rents) under noncancelable operating leases over the next five years (excluding tenant reimbursements of operating expenses for Office and Retail Properties) as of December 31, 1997, are as follows:

                                     Office and     Behavioral
                                      Retail        Healthcare         Hotel            Combined
                                    Properties      Facilities       Properties        Properties
                               -----------------------------------------------------------------------
   1998.......................       $359,587       $42,763           $31,636            $433,986
   1999.......................        329,240        44,901            32,937             407,078
   2000.......................        281,150        47,146            33,636             361,932
   2001.......................        243,094        49,504            33,836             326,434
   2002.......................        193,323        51,979            34,036             279,338
   Thereafter.................        668,892       406,910           127,893           1,203,695
                               -----------------------------------------------------------------------
                                   $2,075,286       $643,203         $293,974          $3,012,463
                               =======================================================================

         Generally, the office and retail leases also require that tenants reimburse the Company for increases in operating expenses above operating expenses during the base year of the tenants lease. These amounts totaled $42,385, $20,859 and $8,267 for the years ended December 31, 1997, 1996 and
1995, respectively. These increases are generally payable in equal installments throughout the year, based on estimated increases, with any differences adjusted at year end based upon actual expenses.

         The Company recognized percentage lease revenue from the Hotel Properties of approximately $9,678, $4,493 and $1,797 for the years ended December 31, 1997, 1996, and 1995, respectively.

         COI currently is the largest single lessee of the Company in terms of revenues under its leases. In 1997, total rental revenues from COI and previous Hotel Properties lessees, who were acquired by COI in July 1997, represented 14.9% of the Company's total revenues. Subsidiaries of COI are the lessees of each of the Hotel Properties and COI owns a 50% interest in CBHS, which is the lessee of the Behavioral Healthcare Facilities, the Company's largest tenant in terms of base rental revenues. (See Note 13 for a further discussion of the Behavioral Healthcare Facilities)

7.  COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

         The Company has twelve properties located on land that is subject to long-term ground leases which expire between 2001 and 2079. Ground lease expense during each of the three years ended December 31, 1997, 1996, and 1995 was $1,247, $681, and $442, respectively. Future minimum lease payments due under such ground leases as of December 31, 1997, are as follows:

                  Ground Leases
                  -------------
1998 ..........     $ 1,372
1999 ..........       1,378
2000 ..........       1,391
2001 ..........       1,407
2002 ..........       1,365
Thereafter ....      92,056
                    -------
                    $98,969
                    =======

CONTINGENCIES

         The Company currently is not subject to any material legal proceedings or claims nor, to management's knowledge, are any material legal proceedings or claims currently threatened.

ENVIRONMENTAL MATTERS

         All of the Properties have been subjected to Phase I environmental audits. Such audits have not revealed, nor is management aware of, any environmental liability that management believes would have a material adverse impact on the financial position or results of operations of the Company.

8.  STOCK AND UNIT BASED COMPENSATION PLANS:

STOCK OPTION PLANS

         The Company has two stock incentive plans, the 1995 Stock Incentive Plan ( the "1995 Plan") and the 1994 Stock Incentive Plan (the "1994 Plan"). In June 1996, the shareholders amended the 1995 Plan, which increased the maximum number of options and/or restricted shares that the Company may grant to 2,850,000 shares. The maximum aggregate number of shares of the 1995 Plan shall increase automatically on January 1 of each year by an amount equal to 8.5% of the increase in the number of common shares and units outstanding since January 1 of the preceding year, subject to certain adjustment provisions. As of January 1, 1998, the number of shares the Company may grant under the 1995 Plan is 9,066,177. Under the 1995 Plan, the Company had granted, net of forfeitures, options and restricted shares of 2,601,240 and 30,572, respectively, through December 31, 1997. Due to the approval of the 1995 Plan, additional options and restricted shares will no longer be granted under the 1994 Plan. Under the 1994 Plan, the Company had granted, net of forfeitures, 2,514,800 options and no restricted shares. Under both Plans, options are granted at a price not less than the market value of the shares on the date of grant, and expire ten years from the date of grant. The 1995 Plan options vest over five years with the exception of 500,000 options that vest over two years. The 1994 Plan options vest over periods ranging from one to five years.

         A summary of the status of the Company's 1994 and 1995 Plans as of December 31, 1997, 1996, and 1995 and changes during the years then ended is presented in the table below:

                              STOCK OPTIONS PLANS

                                                    1997                   1996                 1995
                                             -------------------    --------------------   ------------------
                                                        Wtd. Avg.              Wtd. Avg.              Wtd. Avg.
                                             Shares     Exercise     Shares    Exercise    Shares     Exercise
                                              (000)       Price      (000)       Price      (000)       Price
                                             ------     --------    -------    ---------   ------     --------
Outstanding as of January 1,                  4,681      $   15      3,050      $   13      2,442      $   13
Granted                                         485          28      1,760          18        616          15
Exercised                                      (134)         14        (39)         13         --          --
Forfeited                                       (89)         21        (90)         16         (8)         13
Expired                                          --          --         --          --         --          --
                                             ------      ------     ------      ------     ------      ------
Outstanding/Wtd. Avg. as of December 31,      4,943      $   16      4,681      $   15      3,050      $   13
                                             ------      ------     ------      ------     ------      ------
Exercisable/Wtd. Avg. as of December 31,      3,285      $   14      2,258      $   13      1,630      $   13

         The following table summarizes information about the options outstanding at December 31, 1997:

                                     Options Outstanding                             Options Exercisable
                   ----------------------------------------------------        ------------------------------
  Range of             Number              Wtd. Avg.          Wtd. Avg.            Number            Wtd. Avg.
  Exercise         Outstanding at          Remaining           Exercise        Exercisable at        Exercise
   Prices             12/31/97         Contractual Life         Price             12/31/97             Price
----------         --------------      ----------------       ---------        --------------        --------
$12 to 18             3,851,398            7.0 years            $  14             3,160,286           $   13
$21 to 27             1,004,450            9.1                     24               125,000               22
$30 to 38                88,000            9.7                     32                    --               --
                      ---------            ---------            -----             ----------          ------
$12 to 38             4,943,848            7.5 years            $  16             3,285,286           $   14
                      =========            =========            =====             ==========          ======

UNIT PLANS

         The Operating Partnership has two unit incentive plans, the 1995 Unit Incentive Plan (the "1995 Unit Plan") and the 1996 Unit Incentive Plan (the "1996 Unit Plan"). The 1995 Unit Plan is designed to reward persons who are not trust managers, officers or 10% shareholders of the Company. An aggregate of 100,000 common shares are reserved for issuance upon the exchange of 50,000 units available for issuance to employees and advisors under the 1995 Unit Plan. As of December 31, 1997, an aggregate of 7,610 units had been distributed under the 1995 Unit Plan. The 1995 Unit Plan does not provide for the grant of options. The 1996 Unit Plan provides for the grant of options to acquire up to 2,000,000 units, all of which were granted to the Chief Executive Officer and Vice Chairman of the Board of the Company in July 1996. The unit options were priced at fair market value on the date of grant, vesting over seven years, with a ten year term (pursuant to the terms of the unit options; because the fair market value of the Company's common shares equaled or exceeded $25 for each of ten consecutive trading days, the vesting of 500,000 units was accelerated and such units became immediately exercisable in 1996). Under the 1996 Unit Plan, each unit that may be purchased is exchangeable as a result of shareholder approval in June 1997, for two common shares.

        A summary of the status of the Company's 1996 Unit Plan as of December 31, 1997 and 1996, and changes during the years then ended is presented in the table below (assumes each unit is exchanged for two common shares):

                        1996 UNIT INCENTIVE OPTION PLAN

                                                  1997              1996
                                           ------------------  ------------------
                                                     Wtd. Avg.           Wtd. Avg.
                                            Shares   Exercise   Shares   Exercise
                                            (000)      Price    (000)      Price
                                           -------   --------  --------  --------
Outstanding as of  January 1                4,000     $  18        --     $  --
Granted                                        --        --     4,000        18
Exercised                                      --        --        --        --
Forfeited                                      --        --        --        --
Expired                                        --        --        --        --
                                            -----     -----     -----     -----
Outstanding/Wtd. Avg. as of December 31     4,000     $  18     4,000     $  18
                                            -----     -----     -----     -----
Exercisable/Wtd. Avg. as of December 31     1,429     $  18     1,000     $  18

STOCK OPTION AND UNIT PLANS

       The Company applies APB No. 25 in accounting for options granted pursuant to the 1995 Plan, 1994 Plan, and 1996 Unit Plan (collectively, the "Plans"). Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                  1997                         1996                         1995
                                  ----                         ----                         ----
                        As reported    Pro forma     As reported    Pro forma    As reported    Pro forma
                        -----------    ---------     -----------    ---------    -----------    ----------
Net Income              $   117,341    $  114,694    $    37,135    $  33,577    $    27,395    $   26,928

Earnings per share      $      1.25    $     1.22    $       .70    $     .63    $       .66    $      .65

       Because SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting program compensation cost may not be representative of what is to be expected in future years.

       At December 31, 1997, 1996 and 1995, the weighted average fair value of options granted was $6.52, $4.59, and $3.39, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: risk free interest rates of 6.7%, 6.8% and 6.7%; expected dividend yields of 4.0%, 6.2% and 6.8%; expected lives of 10 years; expected volatility of 19.3%, 17.0% and 18.6%.

9.   MINORITY INTEREST:

         Minority interest represents (i) the limited partnership interests owned by limited partners in the Operating Partnership and (ii) joint venture interests held by third parties. Due to the March 26, 1997 two-for-one common share dividend, the exchange factor has been adjusted in accordance with the Operating Partnership's limited partnership agreement and each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's investment in the Operating Partnership will be increased. During 1997 and 1996, 66,706 and 53,789 units, respectively, were exchanged for common shares of the Company.

10.   SHAREHOLDERS' EQUITY:

COMMON SHARE OFFERINGS

         On October 2, 1996, the Company completed a public offering (the "October 1996 Offering") of 23,000,000 common shares (including the underwriters' overallotment option) at $20.1875 per share. Net proceeds from the October 1996 Offering to the Company after underwriting discount of $24,380 and other offering costs of approximately $2,500 were approximately $437,433. The Company used a portion of these net proceeds to repay $16,000 of short-term borrowings from BankBoston and $151,500 of borrowings under the Credit Facility. The remaining net proceeds of $269,933 were used to fund subsequent acquisitions. On October 9, 1996, the Company completed an additional offering of 900,000 common shares to several underwriters who participated in the October 1996 Offering. The shares of common stock were sold at $21 per share. The gross proceeds of $18,900 from the additional offering were used to fund fourth quarter 1996 acquisitions.

         On April 28, 1997, the Company completed an offering (the "April 1997 Offering") of 24,150,000 common shares (including the underwriters' overallotment option) at $25.375 per share. Net proceeds from the April 1997 Offering to the Company after underwriting discount of $29,222 and other offering costs of $3,000 were $580,584. On May 14, 1997, the Company completed an additional offering of 500,000 common shares to several underwriters who participated in the April 1997 Offering. The common shares were sold at $25.875 per share, totaling gross proceeds of approximately $12,938 (collectively, the "Offerings").

         In the second quarter of 1997, the Company used net proceeds of $593,522 from the Offerings and $314,700 from borrowings under the Credit Facility and $160,000 of short-term borrowings from BankBoston (i) to fund $30,000 in connection with the formation and capitalization of COI; (ii) to repay the $150,000 BankBoston short-term note payable; (iii) to reduce by $131,000 borrowings under the Credit Facility; (iv) to fund $306,300 of the purchase price of the Carter-Crowley Portfolio (as defined in Note 13) acquired by the Company; (v) to fund the $419.7 million commitment of the Company and COI relating to the acquisition of the Behavioral Healthcare Facilities and (vi) to fund $31,222 for working capital purposes.

         On August 12, 1997, the Company entered into two transactions with affiliates of Union Bank of Switzerland ("UBS"). In one transaction, pursuant to which the Company obtained additional equity capital through the issuance of common shares, the Company sold 4,700,000 common shares at $31.5625 per share to UBS Securities, LLC for $148,300 ($145,000 of net proceeds) ("UBS Offering"). The net proceeds to the Company from the UBS Offering were used to repay borrowings under the Credit Facility. In the other transaction, which will permit the Company to benefit from any increases in the market price of its common shares, the Company entered into a forward share purchase agreement with Union Bank of Switzerland, London Branch ("UBS-LB") which provides that the Company will purchase 4,700,000 common shares from UBS-LB within one year. The purchase price will be determined on the date the Company settles the agreement and will include a forward accretion component, minus an adjustment for the Company's distribution rate. The Company may complete, at its option, the settlement in cash or common shares.

         On October 8, 1997, the Company completed an offering ("October 1997 Offering") of 10,000,000 common shares at $39.00 per share. Net proceeds to the Company from the October 1997 Offering after underwriting discount of $19,900 and other offering costs of $1,600 were $368,500. The net proceeds were used to repay approximately $323,500 of borrowings under the Credit Facility and to fund approximately $45,000 of the purchase price of the U.S. Home Building.

         On December 12, 1997, the Company entered into two transactions with Merrill Lynch International. In one transaction, pursuant to which the Company obtained additional equity capital through the issuance of common shares, the Company sold 5,375,000 common shares at $38.125 per share to Merrill Lynch International for $204,900 ($199,900 in net proceeds) (the "Merrill Lynch Offering"). The net proceeds to the Company from the Merrill Lynch Offering were used to repay borrowings under the Credit Facility. In the other transaction, which will permit the Company to benefit from any increases in the market price of its common shares, the Company entered into a swap agreement (the "Swap Agreement") with Merrill Lynch International relating to 5,375,000 common shares (the "Settlement Shares"), pursuant to which Merrill Lynch International will sell, as directed by the Company on or before December 12, 1998, a sufficient number of common shares to achieve net sales proceeds equal to the market value of the Settlement Shares on December 12, 1997, plus a forward accretion component, minus an adjustment for the Company's distribution rate. The precise number of common shares that will be required to be sold pursuant to the Swap Agreement will depend primarily on the market price of the common shares at the time of settlement. The common shares required to be sold by Merrill Lynch International pursuant to the Swap Agreement are expected to be the same common shares initially issued by the Company (although Merrill Lynch International, at its option, may substitute other common shares that it holds). If, however, as a result of a decrease in the market price of the common shares, the number of common shares required to be sold is greater than the number of Settlement Shares, the Company will deliver additional common shares to Merrill Lynch International. In contrast, if such number of common shares is less than the number of Settlement Shares as a result of an increase in the market price of the common shares, Merrill Lynch International will deliver common shares or, at the option of the Company, cash to the Company. On February 20, 1998, the Company issued an additional 525,000 common shares to Merrill Lynch International as a result of the decline in market price of the common share price from the date of issuance on December 12, 1997 through February 12, 1998.

DISTRIBUTIONS

         The distribution to shareholders and unitholders paid during the year ended December 31, 1996, was $73,367 or $1.13 per share.

         The distribution to shareholders and unitholders paid during the year ended December 31, 1997, was $140,801 or $1.295 per share.

         Following is the income tax status of dividends paid during the years ended December 31, 1997 and 1996:

                       1997      1996
                       ----     ----
Ordinary income        74.3%    61.7%
Return on capital      25.7%    38.3%

11.  FORMATION AND CAPITALIZATION OF COI

       In April 1997, the Company established a new Delaware corporation, COI. All of the outstanding common stock of COI, valued at $.99 per share, was distributed, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997, in a spin-off.

       COI was formed to become a lessee and operator of various assets to be acquired by the Company and to perform the Intercompany Agreement between COI and the Company, pursuant to which each has agreed to provide the other with rights to participate in certain transactions. As a result of the formation of COI and the execution of the Intercompany Agreement, persons who own equity interests in both COI and the Company have the opportunity to participate in the benefits of both the real estate investments of the Company (including ownership of real estate assets) and the lease of certain of such assets and the ownership of other non-real estate assets by COI. The certificate of incorporation, as amended and restated, of COI generally prohibits COI for so long as the Intercompany Agreement remains in effect, from engaging in activities or making investments that a REIT could make, unless the Company was first given the opportunity but elected not to pursue such activities or investments.

       In connection with the formation and capitalization of COI, the Company provided to COI approximately $50,000 in the form of cash contributions and loans to be used by COI to acquire certain assets described in Note 13. The Company also made available to COI a line of credit in the amount of $20,400 to be used by COI to fulfill certain ongoing obligations associated with these assets. As of December 31, 1997, COI had $13,725 and $25,980 outstanding under the line of credit and term loan, respectively, with the Company.

12.  EXTRAORDINARY ITEMS:

           In April 1996, the Company canceled its $150,000 credit facility led by BankBoston. At that time the Company had no outstanding borrowings under the credit facility. In connection with the cancellation of the credit facility, the Company recognized an extraordinary loss of $1,306, net of minority interests, resulting from the write-off of unamortized deferred financing costs.

13.  ACQUISITIONS:

         During 1997, the Company acquired the following Properties from unrelated third parties (certain of the Properties are owned in fee simple or pursuant to a lessee's interest under a ground lease). The Company funded these acquisitions through cash proceeds from the offerings of common shares, the Notes Offering, borrowings under the Credit Facility, debt assumption, and issuance of common shares.

                                                                                                             NET
                                                                   COMPANY'S                              RENTABLE
                                                                   EFFECTIVE      ACQ.                       AREA
     PROPERTY NAME                  ACQ. DATE   CITY, STATE        OWNERSHIP %    PRICE           ROOMS   (In Sq Ft.)
--------------------------          ---------   -----------        -----------  ---------         -----   ---------
Greenway II                         1/15/97     Dallas, TX           100       $  18,225           --      154,329
Denver Properties                   2/28/97     Denver, CO           100          42,675           --      445,931
Trammell Crow Center                2/28/97     Dallas, TX           100         162,000           --    1,128,331
Carter Crowley Office Portfolio     5/9/97      Dallas, TX           100         192,286           --    3,020,100
Houston Center Office and Retail    9/22/97     Houston, TX          100         250,100           --    2,764,418
Four Seasons Hotel                  9/22/97     Houston, TX          100          50,000          399           --
Miami Center                        9/30/97     Miami, FL            100         131,450           --      782,686
U.S. Home Building                  10/15/97    Houston, TX          100          45,000           --      399,777
Bank One Center                     10/22/97    Dallas, TX            50         119,000           --    1,530,957
Fountain Place                      11/7/97     Dallas, TX           100         114,000           --    1,200,266
Ventana Country Inn                 12/19/97    Big Sur, CA          100          30,000           62           --
Energy Centre                       12/22/97    New Orleans,LA       100          75,000           --      761,500

In addition to property acquisitions, the following represents transactions closed in 1997.

         Carter-Crowley Portfolio. On February 10, 1997, the Company entered into a contract to acquire for approximately $383,300, substantially all of the assets (the "Carter-Crowley Portfolio") of Carter-Crowley Properties, Inc. ("Carter-Crowley"), an unaffiliated company controlled by the family of Donald
J. Carter. At the time the contract was executed, the Carter-Crowley Portfolio included 14 office buildings (the "Carter-Crowley Office Portfolio"), with an aggregate of approximately 3.0 million net rentable square feet, approximately 1,216 acres of commercially zoned, undeveloped land located in the Dallas/Fort Worth metropolitan area, two multifamily residential properties located in the Dallas/Fort Worth metropolitan area, marketable securities, an approximately 12% limited partner interest in the limited partnership that owns the Dallas Mavericks NBA basketball franchise, secured and unsecured promissory notes, certain direct non-operating working interests in various oil and gas wells, an approximately 35% limited partner interest in two oil and gas limited partnerships, and certain other assets (including operating businesses). Pursuant to an agreement between Carter-Crowley and the Company, Carter-Crowley liquidated approximately $51,000 of such assets originally included in the Carter-Crowley Portfolio, consisting primarily of the marketable securities and the oil and gas investments, resulting in a reduction in the total purchase price by a corresponding amount to approximately $332,300. On May 9, 1997, the Company and COI acquired the Carter-Crowley Portfolio.

         The Company acquired certain assets from the Carter-Crowley Portfolio, with an aggregate purchase price of approximately $306,300, consisting primarily of the Carter-Crowley Office Portfolio, the two multifamily residential properties, the approximately 1,216 acres of undeveloped land and the secured and unsecured promissory notes relating primarily to the Dallas Mavericks. In addition to the promissory notes relating to the Dallas Mavericks, the Company obtained rights from the current holders of the majority interest in the Dallas Mavericks to a contingent $10,000 payment after a new arena is constructed within a 75-mile radius of Dallas, as well as rights to participate in the ownership and development of the new arena, certain land located adjacent to the arena and proposed commercial properties to be developed on the adjacent land. On
December 10, 1997, the City of Dallas and the "Arena Group" (which consists of four corporations, one of which is to be owned almost entirely by the Company) entered into the Arena Master Agreement for the construction and operation of a new arena located adjacent to the Dallas CBD submarket. The taxpayers of Dallas have subsequently approved a bond package which included the funding of the City's portion of the new arena costs. Construction of the new arena is expected to commence prior to the end of 1998.

         COI purchased the remainder of the Carter-Crowley Portfolio utilizing cash contributions and loan proceeds provided to COI by the Company. These assets, which have an allocated cost of approximately $26,000, consisted primarily of the approximately 12% limited partner interest in the limited partnership that owns the Dallas Mavericks, an approximately 1% interest in a private venture capital fund, and a 100% interest in a construction equipment sale, leasing and services company.

         On June 11, 1997, DBL Holdings, Inc. ("DBL"), a wholly owned subsidiary of the Operating Partnership was formed. In connection with the formation of DBL, the Operating Partnership acquired all the voting and non-voting common stock of DBL, for an aggregate purchase price of approximately $2,500 and loaned to DBL approximately $10,100. The voting common stock which represented a 5% effective interest in DBL, was subsequently sold to Gerald W. Haddock, the President and Chief Executive Officer of the Company and COI, and John C. Goff, the Vice Chairman of the Company and COI, for its aggregate original cost of $126. On June 11, 1997, DBL acquired from COI for approximately $12,550, the limited partner interest in the partnership that owns the Dallas Mavericks.

      Woodlands Transaction. On July 31, 1997, the Company and certain Morgan Stanley funds (the "Morgan Stanley Group") acquired The Woodlands Corporation, a subsidiary of Mitchell Energy & Development Corp., for approximately $543,000. In connection with the acquisition, the Company and the Morgan Stanley Group made equity investments of approximately $80,000 and $109,000, respectively. The Company's contribution was funded through a $235,000 short-term loan from BankBoston. The remaining approximately $354,000 and associated acquisition and financing costs of approximately $15,000 were financed by the two limited partnerships, described below, through which the investment was made. The Woodlands Corporation was the principal owner, developer and operator of The Woodlands, an approximately 27,000-acre, master-planned residential and commercial community located 27 miles north of downtown Houston, Texas. The Woodlands, which is approximately 50% developed, includes a shopping mall, retail centers, office buildings, a hospital, club facilities, a community college, a performance pavilion, and numerous other amenities.

      The acquisition was made through The Woodlands Commercial Properties Company, L.P. ("Woodlands-CPC"), a limited partnership in which the Morgan Stanley Group holds a 57.5% interest and the Company holds a 42.5% interest, and the Woodlands Land Development Company, L.P. ("Woodlands-LDC"), a limited partnership in which the Morgan Stanley Group holds a 57.5% interest and a newly formed Residential Development Corporation, The Woodlands Land Company, Inc. ("WLC"), holds a 42.5% interest. The Company owns all of the non-voting common stock, representing a 95% economic interest in WLC and, effective September 29, 1997, COI acquired all of the voting common stock, representing a 5% economic interest, in WLC. The Company is the managing general partner of Woodlands-CPC and WLC is the managing general partner of Woodlands-LDC.

      In connection with the acquisition, Woodlands-CPC acquired The Woodlands Corporation's 25% general partner interest in the partnerships that own approximately 1.2 million square feet of The Woodlands Office and Retail Properties. The Company previously held a 75% limited partner interest in each of these partnerships and, as a result of the acquisition, the Company's indirect economic interest in these Properties increased to approximately 85%. The other assets acquired by Woodlands-CPC include a 364-room executive conference center, a private golf and tennis club, and approximately 400 acres of land that will support commercial development of more than 3.5 million square feet of office, multi-family, industrial, retail and lodging properties. In addition, Woodlands-CPC acquired The Woodlands Corporation's general partner interests, ranging from one to 50%, in additional office and retail properties and in multi-family and light industrial properties. Woodlands-LDC acquired approximately 6,400 acres of land that will support development of more than 20,000 lots for single-family homes and approximately 2,500 acres of land that will support more than 21.5 million net rentable square feet of commercial development. The executive conference center, including the golf and tennis club and golf courses, is operated and leased by a wholly owned subsidiary of a partnership owned 42.5% by a subsidiary of COI and 57.5% by the Morgan Stanley Group.

      Desert Mountain. On August 29, 1997, the Company acquired, through a newly formed Residential Development Corporation, Desert Mountain Development Corporation ("DMDC"), the majority economic interest in Desert Mountain Properties Limited Partnership ("DMPLP"), the partnership that owns Desert Mountain, a master-planned, luxury residential and recreational community in northern Scottsdale, Arizona. Desert Mountain is an 8,300-acre property that is zoned for the development of approximately 4,500 residential lots, approximately 1,539 of which have been sold. Desert Mountain also includes The Desert Mountain Club, a private golf, tennis and fitness club serving over 1,600 members. The partnership interest was acquired from a subsidiary of Mobil Land Development Corporation for approximately $214,000, which was funded through a $200,000 loan from BankBoston and a draw under the Credit Facility. The sole limited partner of DMPLP is Sonora Partners Limited Partnership ("Sonora") whose principal owner is the original developer of Desert Mountain. A portion of Sonora's interest in DMPLP is exchangeable for common shares of the Company. Sonora currently owns a 7% economic interest in DMPLP, and DMDC, which is the sole general partner of DMPLP, owns the remaining 93% economic interest. The Company owns all of the non-voting common stock, representing a 95% economic interest, and, effective September 29, 1997, COI acquired all of the voting common stock, representing a 5% economic interest, in DMDC. The Company also holds a residential development property mortgage on Desert Mountain, which is accounted for as an acquisition, development and construction loan. This loan is treated as an investment and is included in the balance sheet caption of "Investments in real estate mortgages and equity of unconsolidated companies."

      Americold Corporation and URS Logistics, Inc. On October 31, 1997, the Company, through two newly formed subsidiaries (the "Crescent Subsidiaries"), initially acquired a 40% interest in each of two partnerships, one of which owns Americold Corporation ("Americold") and one of which owns URS Logistics, Inc. ("URS"). Vornado Realty Trust ("Vornado") acquired the remaining 60% interest in the partnerships. Americold and URS are the two largest suppliers of refrigerated warehouse space in the United States.

      One of the partnerships acquired all of the common stock of Americold through the merger of a subsidiary of Vornado into Americold, and the other partnership acquired all of the common stock of URS through the merger of a separate subsidiary of Vornado into URS. As a result of the acquisition, the Americold partnership and the URS partnership became the owners and operators of approximately 80 refrigerated warehouses, with an aggregate of approximately 394 million cubic feet, that are operated pursuant to arrangements with national food suppliers.

      The aggregate purchase price for the acquisition of Americold and URS was approximately $1,044,000 (including transaction costs associated with the acquisition). Of this amount, the purchase price for the acquisition of Americold was approximately $645,000 (consisting of approximately $112,000 in cash for the purchase of the equity, approximately $151,000 in cash for the repayment of certain outstanding bonds issued by Americold, approximately $372,000 in retention of debt and approximately $10,000 in transaction costs), and the purchase price for the acquisition of URS was approximately $399,000 (consisting of approximately $173,000 in cash for the purchase of the equity, approximately $211,000 in retention of debt and approximately $15,000 in transaction costs.)

      On December 30, 1997 and effective October 31, 1997, in order to permit the Company to continue to satisfy certain REIT qualification requirements, the Company sold all of the voting common stock, representing a 5% economic interest, in each of the Crescent Subsidiaries to COI. As a result, the Company currently owns a 38% interest in each of the Americold partnership and URS partnership, through its ownership of all of the nonvoting common stock, representing a 95% economic interest, in each of the Crescent Subsidiaries.

      Under the terms of the existing partnership agreements for each of the partnerships, Vornado has the right to make all decisions relating to the management and operation of the partnerships other than certain major decisions that require the approval of both the Company and Vornado. The partnership agreement for each of the partnerships provides for a buy-sell arrangement upon a failure of the Company and Vornado to agree on any of the specified major decisions which, until November 1, 2000, can be exercised only by Vornado.

      The parties have not yet determined certain matters relating to the future ownership structure and operations of Americold and URS, including the identification and division of the assets that will continue to be owned by one of the partnerships and those that may be owned by one or more other entities formed to conduct the business operations currently conducted by Americold and URS, and the nature and terms of any lease that may be entered into between the operating entity and the owner of the warehouses.

SIGNIFICANT TRANSACTIONS

      Behavioral Healthcare Facilities. On June 17, 1997, the Company acquired substantially all of the real estate assets of the domestic hospital provider business of Magellan Health Services, Inc. ("Magellan"), as previously owned and operated by a wholly owned subsidiary of Magellan. The transaction involved various components, certain of which related to the Company and certain of which related to COI.

      The total purchase price of the assets acquired in the Magellan transaction was approximately $419,700. Of this amount, the Company paid approximately $387,200 for the acquisition of the 90 Behavioral Healthcare Facilities (and two additional behavioral healthcare facilities, which subsequently were sold) and $12,500 for the acquisition of warrants to purchase 1,283,311 shares of common stock of Magellan. COI paid $5,000 for its interest in CBHS, $12,500 for the acquisition of warrants to purchase 1,283,311 shares of common stock of Magellan and $2,500 to CBHS after the closing in satisfaction of certain obligations to make additional capital contributions. CBHS is owned 50% by COI and 50% by a wholly owned subsidiary of Magellan, subject to potential dilution of each by up to 5% in connection with future incentive compensation of management of CBHS.

      The principal component of the transaction was the Company's acquisition of the Behavioral Healthcare Facilities, which are leased to CBHS, and the subsidiaries of CBHS, under a triple-net lease. The lease requires the payment of annual minimum rent in the amount of $41,700, increasing in each subsequent year during the 12-year term at a 5% compounded annual rate. The lease provides for four, five-year renewal options. All maintenance and capital improvement costs are the responsibility of CBHS during the term of the lease. In addition, CBHS is required to pay annually an additional $20,000 under the lease, at least $10,000 of which must be used, as directed by CBHS, for capital expenditures each year and up to $10,000 of which may be used, if requested by CBHS, to cover capital expenditures, property taxes, insurance premiums, and franchise fees. CBHS' failure to pay the additional rent is not a default under the lease unless the Company has incurred unreimbursed capital expenditures, property taxes, insurance premiums or franchise fees.

PRO FORMA OPERATING RESULTS

      The pro forma financial information for the years ended December 31, 1997 and 1996 assumes completion, in each case as of January 1, 1996, of (i) the 1996 and 1997 common share Offerings; (ii) the September 1997 Notes Offering; (iii) the 1996, 1997 and 1998 acquisitions and pending investment (see Note 14); and
(iv) the February 1998 Preferred Offering (defined in Note 14).

                                             For the years ended December 31,
                                             --------------------------------
                                                 1997              1996
                                                 ----              ----
                                              (unaudited)       (unaudited)
Total revenue .......................          $787,606          $716,717
Operating income ....................           143,852            90,705
Income before minority interest
   and extraordinary item ...........           175,042           104,725

Net income available to common
  shareholders ......................           137,655            72,570

Basic Earnings Per Common Share:
    Income before extraordinary item           $   1.03          $    .55
    Net income ......................              1.03               .54

Diluted Earnings Per Common
  Share:
  Income before extraordinary item             $    .99          $    .53
  Net income ........................               .99               .52

         The pro forma and operating results combine the Company's historical operating results with the historical incremental rental income and operating expenses including an adjustment for depreciation based on the acquisition price associated with the Office and Retail Property acquisitions. Pro forma adjustments primarily represent the following: (i) rental income to the Company from the hotels acquired during 1996, 1997, and 1998 based on the lease payments (base rent and percentage rent, if applicable) from the hotel lessees by applying the rent provisions, (as set forth in the lease agreements) to historical revenues of the hotel property; (ii) rental income based on the lease payment from CBHS to the Company by applying the base rent provisions as set forth in the lease agreement; (iii) calculated an estimated lease payment using the historical operating results of the casino/hotel properties (the historical operations do not represent stabilized casino/hotel operations, as two casino/hotel properties commenced operations in 1997), (iv) adjustment for depreciation expense for Hotel Properties, Behavioral Healthcare Facilities and casino/hotel properties; (v) adjustment for equity in net income for the Woodlands, Desert Mountain and Refrigerated Warehouse transactions; (vi) interest income for the notes acquired in the Carter-Crowley transaction, the loans to COI and loans to DMPLP; and (vii) interest costs assuming the borrowings to finance acquisitions and assumption of debt for investments.

         These pro forma amounts are not necessarily indicative of what the actual financial position of the Company would have been assuming the above property acquisitions had been consummated as of the beginning of the period, nor do they purport to represent the future financial position of the Company.

14. SUBSEQUENT EVENTS (THROUGH MARCH 25, 1998, UNAUDITED):

         Pending Investment - Station Casinos, Inc. On January 16, 1998, the Company entered into an agreement and plan of merger (the "Merger Agreement") pursuant to which Station Casinos, Inc. ("Station") will merge (the "Merger") with and into the Company. Station is an established multi-jurisdictional casino/hotel company that owns and operates, through wholly owned subsidiaries, six distinctly themed casino/hotel properties, four of which are located in Las Vegas, Nevada, one of which is located in Kansas City, Missouri and one of which is located in St. Charles, Missouri. As a result of the Merger, the Company will acquire the real estate and other assets of Station, except to the extent operating assets are transferred immediately prior to the Merger, as described below.

         As part of the transactions associated with the Merger, it is currently anticipated that certain operating assets and the employees of Station will be transferred to a limited liability company (the "Station Lessee") immediately prior to the Merger. The Station Lessee will be owned 50% by COI or another entity designated established by the Company, 24.9% by an entity owned by three of the existing directors of Station (including its Chairman, President and Chief Executive Officer) and 25.1% by a separate entity owned by other members of Station management. The Station Lessee will operate the six casino/hotel properties currently operated by Station pursuant to a lease with the Company. The lease will have a 10-year term, with one five-year renewal option. The lease will provide for base and percentage rent but the amount of the rent has not yet been determined. The Station Lessee will be required to maintain the properties in good condition at its own expense. The Company will establish and maintain a reserve account to be used under certain circumstances for the purchase of furniture, fixtures and equipment with respect to the properties. The Company will also enter into a Right of First Refusal and Noncompetition Agreement with the Station Lessee, pursuant to which each party will grant certain rights to the other party to participate in future investment in and operation of casino/hotel properties and will agree not to invest in or operate any such properties without the participation or consent of the other party.

         In order to effect the Merger, the Company will issue 0.466 common shares of the Company for each share of common stock of Station (including each restricted share) that is issued and outstanding immediately prior to the Merger. In addition, the Company will create a new class of preferred shares which will be exchanged, upon consummation of the Merger, for the shares of $3.50 Convertible Preferred Stock of Station outstanding immediately prior to the Merger. The new class of preferred shares will have equal priority with the Company's Series A preferred shares as to rights to receive distributions and to participate in distributions or payments upon any liquidation, dissolution or winding up of the Company.

         The total value of the Merger transaction, including the Company's issuance of common shares and preferred shares in connection with consummation of the Merger and the Company's assumption and/or refinancing of approximately $919,000 in existing indebtedness of Station and its subsidiaries, is approximately $1,750,000.

         In connection with the Merger, the Company also has agreed to purchase up to $115,000 of a new class of convertible preferred stock of Station prior to consummation of the Merger. The purchase will be made in increments, or in a single transaction, upon call by Station subject to certain conditions, whether or not the Merger is consummated.

         Consummation of the Merger is subject to various conditions, including Station's receipt of the approval of two-thirds of the holders of both its common stock and its preferred stock, expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, and the receipt by the Company and certain of its officers, trust managers and affiliates of the approvals required under applicable gaming laws. The Company anticipates that the Merger and the associated transactions will be consummated in the fourth quarter of 1998, although there can be no assurances that the Merger will be consummated on the terms described above.

         Austin Centre. On January 23, 1998, the Company acquired Austin Centre, a mixed-use property including a Class A office building containing approximately 344,000 net rentable square feet and the Omni Austin Hotel Property consisting of 314 rooms and 61 apartments, located in the CBD submarket of Austin, Texas. The purchase price was approximately $96,400 which was funded through a draw under the Credit Facility. A subsidiary of COI will oversee the marketing and operations of the Omni Austin Hotel Property pursuant to a participating triple-net lease with the Company.

         Post Oak Central. On February 13, 1998 the Company acquired Post Oak Central, a three-building Class A office complex containing approximately 1,278,000 net rentable square feet, located in the West Loop/Galleria suburban office submarket of Houston, Texas. The purchase price was approximately $155,250, of which $100,000 was funded through borrowings under the Company's $250,000 short-term loan provided by BankBoston and $55,250 through a draw under the Credit Facility.

         Preferred Offering. On February 19, 1998, the Company completed an offering (the "February 1998 Preferred Offering") of 8,000,000 shares of 6-3/4% Series A convertible cumulative preferred shares (the "Series A Preferred Shares") with a liquidation preference of $25 per share. Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of

$40.86 per common share (equivalent to a conversion rate of .6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. Net proceeds to the Company from the February 1998 Preferred Offering after underwriting discounts of $8,000 and other offering costs of $750 were approximately $191,250. The net proceeds from the February 1998 Preferred Offering were used to repay borrowings under the Credit Facility.

         Washington Harbour. On February 25, 1998, the Company acquired Washington Harbour, a Class A office complex, consisting of a five-story and an eight-story office building (the top three stories of which contain 35 luxury condominiums, which were not included in the purchase), located in the Georgetown submarket of Washington, D.C. The two Office Properties contain approximately 536,000 net rentable square feet. The purchase price was approximately $161,000, which was funded through a draw under the Credit Facility.

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                                   1997
                                                       -------------------------------------------------------
                                                        March 31,       June 30,   September 30,  December 31,
                                                       ----------     ----------   -------------  ------------
Revenues .........................................     $  84,074      $  99,129      $ 120,057      $ 147,257
Income before minority interests and extraordinary
  item ...........................................        20,245         29,186         34,835         50,758
Minority interests ...............................        (3,494)        (4,092)        (4,432)        (5,665)
Extraordinary item ...............................            --             --             --             --
Net income .......................................        16,751         25,094         30,403         45,093
Per share data:
   Basic Earnings Per Common Share ...............           .23            .28            .30            .40
   Diluted Earnings Per Common Share .............           .22            .27            .29            .38


                                                                                   1996
                                                       -------------------------------------------------------
                                                        March 31,       June 30,   September 30,  December 31,
                                                       ----------     ----------   -------------  ------------
Revenues .........................................     $  43,060      $  44,999      $  49,368      $  71,434
Income before minority interests and extraordinary
     item ........................................         8,563          9,655          8,517         21,216
Minority interests ...............................        (1,583)        (2,036)        (2,239)        (3,652)
Extraordinary item ...............................            --         (1,306)            --             --
Net income .......................................         6,980          6,313          6,278         17,564
Basic Earnings Per Common Share data:
     Income before extraordinary item ............           .15            .16            .13            .25
     Net income ..................................           .15            .13            .13            .25
Diluted Earnings Per Common Share data:
     Income before extraordinary item ............           .15            .16            .13            .24
     Net income ..................................           .15            .13            .13            .24

                                                                    SCHEDULE III


                      CRESCENT REAL ESTATE EQUITIES COMPANY
       CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                             (dollars in thousands)


                                                                          Costs
                                                                       Capitalized
                                                                      Subsequent to     Gross Amount at Which
                                                 Initial Costs         Acquisition    Carried at Close of Period
                                            ----------------------------------------- --------------------------
                                                                     Land, Buildings,              Buildings,
                                                                      Improvements,               Improvements,
                                                                       Furniture,                  Furniture,
                                                      Buildings and   Fixtures and                 Fixtures and
               Description                    Land    Improvements      Equipment        Land      Equipment      Total
------------------------------------------- --------- -------------- ---------------- ------------ -----------  -----------

The Crescent, Dallas, TX                      $6,723       $153,383          $73,244       $6,723    $226,627     $233,350
Continental Plaza, Fort Worth, TX              1,375         66,649           18,271        1,375      84,920       86,295
The Citadel, Denver, CO                        1,803         17,259            3,645        1,803      20,904       22,707
MacArthur Center I & II, Irving, TX              704         17,247            2,454          880      19,525       20,405
Las Colinas Plaza, Irving, TX                  2,576          7,125            1,589        2,582       8,708       11,290
Caltex House, Irving, TX                       2,200         48,744              926        2,200      49,670       51,870
Liberty Plaza I & II, Dallas, TX               1,650         15,956              120        1,650      16,076       17,726
Regency Plaza One, Denver, CO                    950         31,797              606          950      32,403       33,353
Waterside Commons, Irving, TX                  3,650         20,135            1,940        3,650      22,075       25,725
The Avallon, Austin, TX                        1,577         11,207           (1,048)         475      11,261       11,736
Two Renaissance Square, Phoenix, AZ                -         54,412            4,527            -      58,939       58,939
Stanford Corporate Centre, Dallas, TX              -         16,493            1,091            -      17,584       17,584
Hyatt Regency Beaver Creek, Avon, CO          10,882         40,789            1,452       10,882      42,241       53,123
The Aberdeen, Dallas, TX                         850         25,895               22          850      25,917       26,767
Barton Oaks Plaza One, Austin, TX                900          8,207            1,113          900       9,320       10,220
12404 Park Central, Dallas, TX                 1,604         14,504               57        1,604      14,561       16,165
MCI Tower, Denver, CO                              -         56,593              213            -      56,806       56,806
Denver Marriott City Center, Denver, CO            -         50,364            1,723            -      52,087       52,087
The Woodlands Office Properties, Houston, TX  12,007         35,865            2,158       12,073      37,957       50,030
Spectrum Center, Dallas, TX                    2,000         41,096            3,540        2,000      44,636       46,636
Ptarmigan Place, Denver, CO                    3,145         28,815            2,980        3,145      31,795       34,940
6225 North 24th Street, Phoenix, AZ              719          6,566            1,869          719       8,435        9,154
Briargate Office and Research
    Center, Colorado Springs, CO               2,000         18,044              511        2,000      18,555       20,555
Albuquerque Plaza, Albuquerque, NM                 -         36,667            1,237            -      37,904       37,904
Hyatt Regency Albuquerque, Albuquerque, NM         -         32,241            1,586            -      33,827       33,827
3333 Lee Parkway, Dallas, TX                   1,450         13,177            2,631        1,468      15,790       17,258
301 Congress Avenue, Austin, TX                2,000         41,735            3,584        2,000      45,319       47,319
Central Park Plaza, Omaha, NE                  2,514         23,236              103        2,514      23,339       25,853

                                                                                    Life on Which
                                                                                   Depreciation in
                                                                                    Latest Income
                                            Accumulated    Date of    Acquisition   Statement Is
               Description                  Depreciation Construction    Date         Computed
------------------------------------------- ------------ ------------ ------------ ----------------

The Crescent, Dallas, TX                     $ (135,377)    1985           -             (1)
Continental Plaza, Fort Worth, TX               (32,383)    1982         1990            (1)
The Citadel, Denver, CO                         (12,369)    1987         1987            (1)
MacArthur Center I & II, Irving, TX              (4,409)  1982/1986      1993            (1)
Las Colinas Plaza, Irving, TX                    (2,900)    1989         1989            (1)
Caltex House, Irving, TX                         (4,725)    1982         1994            (1)
Liberty Plaza I & II, Dallas, TX                 (1,422)  1981/1986      1994            (1)
Regency Plaza One, Denver, CO                    (2,867)    1985         1994            (1)
Waterside Commons, Irving, TX                    (2,220)    1986         1994            (1)
The Avallon, Austin, TX                            (893)    1986         1994            (1)
Two Renaissance Square, Phoenix, AZ              (5,124)    1990         1994            (1)
Stanford Corporate Centre, Dallas, TX            (1,659)    1985         1995            (1)
Hyatt Regency Beaver Creek, Avon, CO             (2,803)    1989         1995            (1)
The Aberdeen, Dallas, TX                         (2,178)    1986         1995            (1)
Barton Oaks Plaza One, Austin, TX                  (757)    1986         1995            (1)
12404 Park Central, Dallas, TX                     (964)    1987         1995            (1)
MCI Tower, Denver, CO                            (3,540)    1982         1995            (1)
Denver Marriott City Center, Denver, CO          (3,978)    1982         1995            (1)
The Woodlands Office Properties, Houston, TX     (4,945)  1980-1993      1995            (1)
Spectrum Center, Dallas, TX                      (2,850)    1983         1995            (1)
Ptarmigan Place, Denver, CO                      (1,746)    1984         1995            (1)
6225 North 24th Street, Phoenix, AZ                (383)    1981         1995            (1)
Briargate Office and Research
    Center, Colorado Springs, CO                   (978)    1988         1995            (1)
Albuquerque Plaza, Albuquerque, NM               (1,897)    1990         1995            (1)
Hyatt Regency Albuquerque, Albuquerque, NM       (2,059)    1990         1995            (1)
3333 Lee Parkway, Dallas, TX                       (683)    1983         1996            (1)
301 Congress Avenue, Austin, TX                  (1,989)    1986         1996            (1)
Central Park Plaza, Omaha, NE                    (1,124)    1982         1996            (1)

                                                                    SCHEDULE III



                                                                          Costs
                                                                       Capitalized
                                                                      Subsequent to     Gross Amount at Which
                                                 Initial Costs         Acquisition    Carried at Close of Period
                                            ----------------------------------------- --------------------------
                                                                     Land, Buildings,              Buildings,
                                                                      Improvements,               Improvements,
                                                                       Furniture,                  Furniture,
                                                      Buildings and   Fixtures and                 Fixtures and
               Description                    Land    Improvements      Equipment        Land      Equipment      Total
------------------------------------------- --------- -------------- ---------------- ------------ -----------  -----------

Canyon Ranch, Tuscon, AZ                      14,500         43,038               69       14,500      43,107       57,607
The Woodlands Office Properties, Houston, TX   2,393          8,523                -        2,393       8,523       10,916
Three Westlake Park, Houston, TX               2,920         26,512              253        2,920      26,765       29,685
1615 Poydras, New Orleans, LA                      -         37,087            1,401        1,104      37,384       38,488
Greenway Plaza, Houston, TX                   27,204        184,765           22,901       27,204     207,666      234,870
Chancellor Park, San Diego, CA                 8,028         23,430           (6,035)       2,328      23,095       25,423
The Woodlands Retail Properties, Houston, TX  11,340         18,948              294       11,340      19,242       30,582
Sonoma Mission Inn & Spa, Sonoma, CA          10,000         44,922           10,367       10,000      55,289       65,289
Canyon Ranch, Lenox, MA                        4,200         25,218            2,567        4,200      27,785       31,985
160 Spear Street, San Francisco, CA                -         35,656            1,897            -      37,553       37,553
Greenway I & IA, Richardson, TX                1,701         15,312               98        1,701      15,410       17,111
Bank One Tower, Austin, TX                     3,879         35,431              674        3,879      36,105       39,984
Frost Bank Plaza, Austin, TX                       -         36,019            1,244            -      37,263       37,263
Greenway II, Richardson, TX                    1,823         16,421               33        1,823      16,454       18,277
55 Madison, Denver, CO                         1,451         13,253               25        1,451      13,278       14,729
44 Cook, Denver, CO                            1,451         13,253              283        1,451      13,536       14,987
AT&T Building, Denver, CO                      1,366         12,471              786        1,366      13,257       14,623
Trammell Crow Center, Dallas, TX              25,029        137,320            2,180       25,029     139,500      164,529
Carter Crowley Office Portfolio, Dallas, TX   15,599        180,487            2,172       15,599     182,659      198,258
Carter Crowley Land/Multi-Family, Dallas, TX  46,900          3,600               57       46,900       3,657       50,557
Behavioral Healthcare Facilities              89,000        301,269           (4,969)      87,804     297,496      385,300
Houston Center, Houston, TX                   52,504        224,041            3,453       52,504     227,494      279,998
Four Seasons Hotel, Houston, TX                5,569         45,138                -        5,569      45,138       50,707
Miami Center, Miami, FL                       13,145        118,763              278       13,145     119,041      132,186
US Home Building, Houston, TX                  4,165         40,857               78        4,165      40,935       45,100
Fountain Place, Dallas, TX                    10,364        103,212              127       10,364     103,339      113,703
Energy Centre, New Orleans, LA                 7,500         67,704                -        7,500      67,704       75,204
Ventana Country Inn, Big Sur, CA               2,782         26,744                -        2,782      26,744       29,526

                                                                                     Life on Which
                                                                                    Depreciation in
                                                                                     Latest Income
                                             Accumulated    Date of    Acquisition   Statement Is
               Description                   Depreciation Construction    Date         Computed
-------------------------------------------  ------------ ------------ ------------ ----------------

Canyon Ranch, Tuscon, AZ                          (1,602)    1980         1996            (1)
The Woodlands Office Properties, Houston, TX        (588)  1995-1996      1996            (1)
Three Westlake Park, Houston, TX                    (884)    1983         1996            (1)
1615 Poydras, New Orleans, LA                     (1,273)    1984         1996            (1)
Greenway Plaza, Houston, TX                       (7,143)  1969-1982      1996            (1)
Chancellor Park, San Diego, CA                      (662)    1988         1996            (1)
The Woodlands Retail Properties, Houston, TX      (1,205)    1984         1996            (1)
Sonoma Mission Inn & Spa, Sonoma, CA              (1,846)    1927         1996            (1)
Canyon Ranch, Lenox, MA                           (1,396)    1989         1996            (1)
160 Spear Street, San Francisco, CA                 (915)    1984         1996            (1)
Greenway I & IA, Richardson, TX                     (416)    1983         1996            (1)
Bank One Tower, Austin, TX                          (946)    1974         1996            (1)
Frost Bank Plaza, Austin, TX                        (984)    1984         1996            (1)
Greenway II, Richardson, TX                         (410)    1985         1997            (1)
55 Madison, Denver, CO                              (307)    1982         1997            (1)
44 Cook, Denver, CO                                 (315)    1984         1997            (1)
AT&T Building, Denver, CO                           (288)    1982         1997            (1)
Trammell Crow Center, Dallas, TX                  (2,862)    1984         1997            (1)
Carter Crowley Office Portfolio, Dallas, TX       (2,703)  1980/1986      1997            (1)
Carter Crowley Land/Multi-Family, Dallas, TX         (64)      -          1997            (1)
Behavioral Healthcare Facilities                  (7,833)  1850-1992      1997            (1)
Houston Center, Houston, TX                       (1,559)  1974-1983      1997            (1)
Four Seasons Hotel, Houston, TX                     (342)    1983         1997            (1)
Miami Center, Miami, FL                             (495)    1983         1997            (1)
US Home Building, Houston, TX                       (216)    1982         1997            (1)
Fountain Place, Dallas, TX                          (430)    1986         1997            (1)
Energy Centre, New Orleans, LA                         -     1984         1997            (1)
Ventana Country Inn, Big Sur, CA                       -   1975-1988      1997            (1)

                                                                    SCHEDULE III

                                                                          Costs
                                                                       Capitalized
                                                                      Subsequent to     Gross Amount at Which
                                                 Initial Costs         Acquisition    Carried at Close of Period
                                            ----------------------------------------- --------------------------
                                                                     Land, Buildings,              Buildings,
                                                                      Improvements,               Improvements,
                                                                       Furniture,                  Furniture,
                                                      Buildings and   Fixtures and                 Fixtures and
               Description                    Land    Improvements      Equipment        Land      Equipment      Total
------------------------------------------- --------- -------------- ---------------- ------------ -----------  -----------

Avallon Phase II, Building V, Austin, TX       1,178         10,157                -        1,178      10,157       11,335
Crescent Real Estate Equities L.P.                 -              -            3,665            -       3,542        3,542
Other                                         23,270          2,874            8,045       25,686       8,503       34,189
                                            -------------------------------------------------------------------------------
Total                                       $452,540     $2,786,626         $184,087     $448,328  $2,974,802   $3,423,130
                                            ========= ============== ================ ============ ===========  ===========

                                                                                     Life on Which
                                                                                    Depreciation in
                                                                                     Latest Income
                                             Accumulated    Date of    Acquisition   Statement Is
               Description                   Depreciation Construction    Date         Computed
-------------------------------------------  ------------ ------------ ------------ ----------------

Avallon Phase II, Building V, Austin, TX               -     1997           -             (1)
Crescent Real Estate Equities L.P.                (1,122)      -            -             (1)
Other                                               (166)      -            -             (1)
                                             ------------
Total                                         $ (278,194)
                                             ============

(1) Depreciation of the real estate assets is calculated over the following estimated useful lives using the straight-line method:

             Building and improvements                        5 to 49 years
             Tenant improvements                              Terms of leases
             Furniture, fixtures, and equipment               3 to 10 years

A summary of combined real estate investments and accumulated depreciation is as follows:

                                                              1997              1996             1995
                                                              ----              ----             ----

Real estate investments:

     Balance, beginning of year ....................      $ 1,732,626       $ 1,006,706      $   557,675
       Acquisitions ................................        1,643,587           680,148          420,284
       Improvements ................................           58,634            13,787            7,455
       Disposition .................................          (11,717)             --               --
       Consolidation of Joint Venture ..............             --              31,985           21,292
                                                          -----------       -----------      -----------
     Balance, end of year ..........................      $ 3,423,130       $ 1,732,626      $ 1,006,706
                                                          ===========      ===========      ===========

Accumulated depreciation:
     Balance, beginning of year ....................          208,808       $   172,267      $   146,930
       Depreciation ................................           69,457            36,541           25,337
       Disposition .................................              (71)             --               --
                                                          -----------       -----------      -----------
     Balance, end of year ..........................      $   278,194       $   208,808      $   172,267
                                                          ===========       ===========      ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

         Certain information required by Part III is omitted from the Report. The Registrant will file a definitive proxy statement with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10. TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1998.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements

         Report of Independent Public Accountants

         Crescent Real Estate Equities Company Consolidated Balance Sheets at December 31, 1997 and 1996.

         Crescent Real Estate Equities Company Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

         Crescent Real Estate Equities Company Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

         Crescent Real Estate Equities Company Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

         Crescent Real Estate Equities Company Notes to Financial Statements.

(b)      Financial Statement Schedules

         Schedule III - Crescent Real Estate Equities Company Consolidated Real Estate Investments and Accumulated Depreciation at December 31, 1997.

         All other schedules have been omitted either because they are not applicable or because the required information has been disclosed in the Financial Statements and related notes included in the consolidated and combined statements.


(c)      Reports on Form 8-K

         Form 8-K dated September 30, 1997 and filed October 1, 1997, for the purpose of (i) announcing, under Item 5 - Other Events, the Company's underwritten public offering of 8,500,000 common shares and (ii) filing, under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, the Pro Forma Consolidated Balance Sheet of the Company as of June 30, 1997 (unaudited) and notes thereto, and the Pro Forma Consolidated Statements of Operations of the Company for the six months ended June 30, 1997 and the year ended December 31, 1996 (unaudited) and notes thereto.

         Form 8-K/A filed October 1, 1997, to the Form 8-Ks dated June 20, 1997 and filed September 30, 1997, dated September 22, 1997 and filed September 30, 1997, and dated and filed September 30, 1997, for the purpose of including in such reports, under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, the Pro Forma Consolidated Balance Sheet of the Company as of June 30, 1997 (unaudited) and notes thereto, and the Pro Forma Consolidated Statements of Operation of the Company for the six months ended June 30, 1997 and the year ended December 31, 1996 (unaudited) and notes thereto.

         Form 8-K/A filed October 9, 1997, to the Form 8-K dated September 30, 1997 and filed October 1, 1997, for the purpose of (i) reflecting, under Item 5 - Other Events, changes in the amount and price of the Company's underwritten public offering of 10,000,000 common shares and
         (ii) filing, under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, a revised Pro Forma Consolidated Balance Sheet of the Company as of June 30, 1997 (unaudited) and notes thereto, and a revised Pro Forma Consolidated Statements of Operations of the Company for the six months ended June 30, 1997 and the year ended December 31, 1996 (unaudited) and notes thereto.

         Form 8-K dated October 8, 1997 and filed October 14, 1997, for the purpose of filing, under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, certain exhibits in connection with the Company's underwritten public offering of 10,000,000 common shares.

         Form 8-K dated September 28, 1997 and filed October 27, 1997, for the purpose of announcing, under Item 5 - Other Events, the Company's Refrigerated Warehouse Investment.

         Form 8-K dated October 22, 1997 and files October 28, 1997, for the purpose of (i) announcing, under Item 5 - Other Events, the Company's acquisition of Bank One Center, and (ii) filing, under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, the Report of Independent Public Accountants, with respect to Bank One Center, the Statements of Excess of Revenues Over Specific Operating Expenses for the year ended December 31, 1996 and the eight month period ended August 31, 1997 and notes thereto, the Pro Forma Consolidated Balance Sheet as of June 30, 1997 (unaudited) and notes thereto, and the Pro Forma Consolidated Statements of Operation for the six months ended June 30, 1997 and the year ended December 31, 1996 (unaudited) and notes thereto.

         Form 8-K/A filed November 25, 1997, to the Form 8-K dated September 28, 1997 and filed October 27, 1997, updating, under Item 5 - Other Events, certain information relating to the Company's Refrigerated Warehouse Investment.

         Form 8-K dated December 12, 1997 and filed December 18, 1997, for the purpose of filing, under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, certain exhibits in connection with the Company's public offering of 5,375,000 common shares to Merrill Lynch International.

         Form 8-K/A filed December 19, 1997, to the Form 8-K dated December 12, 1997 and filed December 18, 1997, for the purpose of filing, under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, certain revised exhibits in connection with the Company's public offering of 5,375,000 common shares to Merrill Lynch International.

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------
2.01           Agreement and Plan of Merger, dated as of January 16, 1998, as amended, by and between Crescent Real Estate Equities Company and Station Casinos, Inc. (filed herewith without certain
               schedules; the Registrant agrees to furnish supplementally to the Commission a copy of any omitted schedule upon request)

3.03           Restated Declaration of Trust of Crescent Real Estate Equities
               Company (filed as Exhibit No. 4.01 to the Registrant's
               Registration Statement on Form S-3 (File No. 333-21905) (the
               "1997 S-3") and incorporated herein by reference)

3.04           Amended and Restated Bylaws of Crescent Real Estate Equities
               Company, as amended (filed as Exhibit No. 4.02 to the Registrant's Current Report on Form 8-K dated October 8, 1997 and filed October 14, 1997 and incorporated herein by reference)

4.02 Registration Rights Agreement, dated February 16, 1996, by and among the Registrant, Crescent Real Estate Equities Limited
               Partnership and certain of the limited partners of Crescent Real
               Estate Equities Limited Partnership named therein (filed as
               Exhibit No. 4.02 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 10-K") and incorporated herein by reference)

4.03 Registration Rights Agreement, dated January 20, 1997, by and among the Registrant, Crescent Real Estate Equities Limited
               Partnership and certain of the limited partners of Crescent Real
               Estate Equities Limited Partnership named therein (filed as
               Exhibit No. 4.03 to the 1996 10-K and incorporated herein by reference)

4.04 Form of Registration Agreement relating to the acquisition of the Greenway Plaza Portfolio (filed as Exhibit 4.01 to the
               Registrant's Current Report on Form 8-K dated and filed
               September 27, 1996 (the "1996 8-K") and incorporated herein by reference)

4.05 Registration Rights Agreement, dated as of June 26, 1996, relating to Canyon Ranch-Tucson (filed as Exhibit No. 4.02 to the 1996 8-K and incorporated herein by reference)

4.06 Form of Common Share Certificate (filed as Exhibit No. 4.03 to the 1997 S-3 and incorporated herein by reference)

4.07           Statement of Designation of 6-3/4% Series A Convertible
               Cumulative Preferred Shares of Crescent Real Estate Equities
               Company (filed herewith)

4.08           Form of Certificate of 6-3/4% Series A Convertible Cumulative
               Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit 4 to the Registrant's Registration Statement on Form
               8-A/A filed on February 18, 1998 and incorporated by reference)

4.09           Indenture, dated as of September 22, 1997, between Crescent Real
               Estate Equities Limited Partnership and State Street Bank and
               Trust Company, of Missouri, N.A. (filed as Exhibit 4.01 to the
               Registration Statement on Form S-4 (File No. 333-42293) of
               Crescent Real Estate Equities Limited Partnership (the "Form
               S-4") and incorporated herein by reference)

4.10           Form of 6-5/8% Note due 2002 (filed as Exhibit 4.04 to the Form
               S-4 and incorporated herein by reference)

4.11           Form of 7-1/8% Note due 2007 (filed as Exhibit 4.05 to the Form
               S-4 and incorporated herein by reference)

4.12 Registration Rights Agreement, dated as of September 22, 1997, among Crescent Real Estate Equities Limited Partnership, Merrill
               Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc. (filed as Exhibit 4.06 to the Form S-4 and incorporated herein by reference)

4.13           Purchase Agreement, dated as of August 11, 1997, between
               Crescent Real Estate Equities Company, UBS Securities
               (Portfolio), LLC, and Union Bank of Switzerland, London Branch
               (filed as Exhibit 4.01 to the Registrant's Current Report on
               Form 8-K dated August 11, 1997 and filed August 13, 1997 and incorporated herein by reference)

4.13           Purchase Agreement, effective as of December 12, 1997, among
               Crescent Real Estate Equities Company, Crescent Real Estate
               Equities Limited Partnership, Merrill Lynch International and
               Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as
               Exhibit 1.01 to the Registrant's Current Report on Form 8-K/A dated December 12, 1997 and filed December 19, 1997 and incorporated herein by reference)

4.14           Swap Agreement, effective as of December 12, 1997, between
               Crescent Real Estate Equities Company and Merrill Lynch
               International (filed as Exhibit 1.02 to the Registrant's Current
               Report on Form 8-K dated December 12, 1997 and filed December
               18, 1997 and incorporated herein by reference)

4.15           Registration Rights Agreement, dated as of March 2, 1998, among
               Crescent Real Estate Equities Company, Crescent Real Estate
               Equities Limited Partnership and certain limited partners of Crescent Real Estate Equities Limited Partnership (filed as
               Exhibit 4.05 to the Registrant's Registration Statement on Form
               S-3 (File No. 333-47563) and incorporated herein by reference).

10.01          Second Amended and Restated Agreement of Limited Partnership of
               Crescent Real Estate Equities Limited Partnership, dated as of
               November 1, 1997, as amended (filed as Exhibit No. 4.06 to the
               Registrant's Registration Statement on Form S-3 (File No.
               333-41049) and incorporated herein by reference)

10.02          Noncompetition Agreement of Richard E. Rainwater as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994
               (filed herewith)

10.03          Noncompetition Agreement of John C. Goff, as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994
               (filed herewith)

10.04          Noncompetition Agreement of Gerald W. Haddock, as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994
               (filed herewith)

10.05          Employment Agreement of John C. Goff, as assigned to Crescent
               Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed herewith)

10.06          Employment Agreement of Gerald W. Haddock, as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed herewith)

10.07 Form of Registration Rights, Lock-Up and Pledge Agreement (filed as Exhibit No. 10.05 to the 1994 S-11 and incorporated herein by reference)

10.08 Form of Officers' and Trust Managers' Indemnification Agreement as entered into between the Registrant and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Form S-4 and incorporated herein by reference)

10.09          Crescent Real Estate Equities Company 1994 Stock Incentive Plan
               (filed as Exhibit No. 10.07 to the 1994 S-11 and incorporated herein by reference)

10.10          Crescent Real Estate Equities, Ltd. First Amended and Restated
               401(k) Plan (filed herewith)

10.11 Agreement, dated as of August 15, 1996, relating to the acquisition of the Greenway Plaza Portfolio (filed as Exhibit
               No. 10.02 to the 1996 8-K and previously incorporated by reference but no longer incorporated herein by reference)

10.12          Form of Amended and Restated Lease Agreement, dated January 1,
               1996, among Crescent Real Estate Equities Limited Partnership,
               Mogul Management, LLC and RoseStar Management, LLC, relating to the Hyatt Regency Beaver Creek (filed as Exhibit No. 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 10-K") and previously incorporated by reference but no longer incorporated herein by reference)

10.13          Real Estate Purchase and Sale Agreement, dated as of January 29,
               1997, between Crescent Real Estate Equities Limited Partnership, as purchaser, and Magellan Health Services, Inc., as seller, relating to the acquisition of 92 behavioral healthcare facilities (the "Behavioral Healthcare Facilities"), as amended effective February 28, 1997 and May 29, 1997 (filed as Exhibit
               No. 10.13 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997 (the "1997 10-Q") and incorporated herein by reference)

10.15          Second Amended and Restated 1995 Crescent Real Estate Equities
               Company Stock Incentive Plan (filed as Exhibit 10.13 to the Form
               S-4 and incorporated herein by reference)

10.16          Lease Agreement, dated December 19, 1995 between Crescent Real
               Estate Equities Limited Partnership and RoseStar Management,
               LLC, relating to the Hyatt Regency Albuquerque (filed as Exhibit
               No. 10.16 to the 1995 10-K and previously incorporated by reference but no longer incorporated herein by reference)

10.17 Amended and Restated Lease Agreement, dated June 30, 1995 between Crescent Real Estate Equities Limited Partnership and
               RoseStar Management, LLC, relating to the Denver Marriott (filed as Exhibit No. 10.17 to the 1995 10-K and previously incorporated by reference but no longer incorporated herein by reference)

10.18          Loan Agreement, dated August 24, 1995, including Form of Deed of
               Trust, Assignment of Rents, Security Agreement and Fixture
               Filing, and Amendment to Loan Agreement, dated October 19, 1995, between Crescent Real Estate Funding I, L.P. and Nomura Asset
               Capital Corporation (filed as Exhibit 10.15 to the 1995 10-K and previously incorporated by reference but no longer incorporated herein by reference)

10.19          Loan Agreement, dated August 24, 1995, including Form of Deed of
               Trust, Assignment of Rents, Security Agreement and Fixture
               Filing, between Crescent Real Estate Funding II, L.P. and Nomura
               Asset Capital Corporation (filed as Exhibit 10.19 to the 1995
               10-K and previously incorporated by reference but no longer incorporated herein by reference)

10.20 Mortgage Loan Application and Agreement, dated October 3, 1995, as amended by letter agreements dated October 10, 1995 and October 30, 1995, between Crescent Real Estate Equities Limited
               Partnership and CIGNA Investments, Inc., and Secured Promissory
               Note dated December 11, 1995 (filed as Exhibit 10.20 to the 1995
               10-K and previously incorporated herein by reference but no longer incorporated herein by reference)

10.21          Fourth Amended and Restated Revolving Credit Facility, dated
               December 19, 1997, among Crescent Real Estate Equities Limited
               Partnership, BankBoston, N.A. and the other banks named therein
               (filed as Exhibit 10.25 to the Form S-4 and incorporated herein by reference)

10.22          1995 Crescent Real Estate Equities Limited Partnership Unit
               Incentive Plan (filed as Exhibit No. 99.01 to the Registrant's
               Registration Statement on Form S-8 (File No. 333-3452) and incorporated herein by reference)

10.23          1996 Crescent Real Estate Equities Limited Partnership Unit
               Incentive Plan (filed as Exhibit No. 10.01 to the 1996 8-K and incorporated herein by reference)

10.24 Lease Agreement, dated July 26, 1996, between Canyon Ranch, Inc, and Canyon Ranch Leasing, L.L.C., assigned by Canyon Ranch, Inc.
               to Crescent Real Estate Equities Limited Partnership pursuant to the Assignment and Assumption Agreement of Master Lease, dated
               July 26, 1996 (filed as Exhibit 10.24 to the 1997 10-Q and previously incorporated by reference but no longer incorporated herein by reference)

10.25          Lease Agreement, dated November 18, 1996, between Crescent Real
               Estate Equities Limited Partnership and Wine Country Hotel,
               L.L.C. (filed as Exhibit 10.25 to the 1996 10-K and previously incorporated by reference but no longer incorporated herein by reference)

10.26          Lease Agreement, dated December 11, 1996, between Canyon
               Ranch-Bellefontaine Associates, L.P.  and Vintage Resorts,
               L.L.C., as assigned by Canyon Ranch-Bellefontaine Associates,
               L.P. to Crescent Real Estate Funding VI, L.P. pursuant to the
               Assignment and Assumption Agreement of Master Lease, dated
               December 11, 1996 (filed as Exhibit 10.26 to the 1997 10-Q and previously incorporated by reference but no longer incorporated herein by reference)

10.27          Master Lease Agreement, dated June 16, 1997, as amended, between
               Crescent Real Estate Funding VII, L.P.  and Charter Behavioral
               Health Systems, LLC and its subsidiaries, relating to the Behavioral Healthcare Facilities (filed herewith)

10.28          Intercompany Agreement, dated June 3, 1997, between Crescent
               Real Estate Equities Limited Partnership and Crescent Operating,
               Inc. (filed as Exhibit 10.2 to the Registration Statement on
               Form S-1 (File No. 333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

12.01          Statement Regarding Computation of Ratios of Earnings to Fixed
               Charges and Preferred Shares Dividends (filed herewith)

21.01          List of Subsidiaries (filed herewith)

23.01          Consent of Arthur Andersen LLP (filed herewith)

27.01          Financial Data Schedule (filed herewith)

27.02          Restated Financial Data Schedule for the three months ended
               March 31, 1996 reflecting the effect of FASB #128, Earnings Per
               Share (filed herewith)

27.03          Restated Financial Data Schedule for the six months ended June
               30, 1996 reflecting the effect of FASB #128, Earnings Per Share
               (filed herewith)

27.04          Restated Financial Data Schedule for the nine months ended
               September 30, 1996 reflecting the effect of FASB #128, Earnings
               Per Share (filed herewith)

27.05          Restated Financial Data Schedule for the year ended December 31,
               1996 reflecting the effect of FASB #128, Earnings Per Share
               (filed herewith)

27.06          Restated Financial Data Schedule for the three months ended March
               31, 1997 reflecting the effect of FASB #128, Earnings Per Share
               (filed herewith)

27.07          Restated Financial Data Schedule for the six months ended June
               30, 1997 reflecting the effect of FASB #128, Earnings Per Share
               (filed herewith)

27.08          Restated Financial Data Schedule for the nine months ended
               September 30, 1997 reflecting the effect of FASB #128, Earnings
               Per Share (filed herewith)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1998.

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

                SIGNATURE                                     TITLE                                DATE
                ---------                                     -----                                ----


    /s/    Richard E. Rainwater                 Trust Manager and Chairman of the Board           3/27/98
    ---------------------------------
           Richard E. Rainwater


    /s/    John C. Goff                         Trust Manager and Vice Chairman of the Board      3/27/98
    ---------------------------------
           John C. Goff


    /s/    Gerald W. Haddock                    Trust Manager, President and Chief                3/27/98
    ---------------------------------           Executive Officer (Principal Executive Officer)
           Gerald W. Haddock


    /s/    Dallas E. Lucas                      Senior Vice President and Chief                   3/27/98
    ---------------------------------           Financial Officer
           Dallas E. Lucas                      (Principal Financial and Accounting Officer)


    /s/    Anthony M. Frank                     Trust Manager                                     3/27/98
    ---------------------------------
           Anthony M. Frank


    /s/    Morton H. Meyerson                   Trust Manager                                     3/27/98
    ---------------------------------
           Morton H. Meyerson


    /s/    William F. Quinn                     Trust Manager                                     3/27/98
    ---------------------------------
           William F. Quinn


    /s/    Paul E. Rowsey, III                  Trust Manager                                     3/27/98
    ---------------------------------
           Paul E. Rowsey, III

    /s/    Melvin Zuckerman                     Trust Manager                                     3/27/98
    ---------------------------------
           Melvin Zuckerman

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------
2.01           Agreement and Plan of Merger, dated as of January 16, 1998, as amended, by and between Crescent Real Estate Equities Company and Station Casinos, Inc. (filed herewith without certain
               schedules; the Registrant agrees to furnish supplementally to the Commission a copy of any omitted schedule upon request)

3.03           Restated Declaration of Trust of Crescent Real Estate Equities
               Company (filed as Exhibit No. 4.01 to the Registrant's
               Registration Statement on Form S-3 (File No. 333-21905) (the
               "1997 S-3") and incorporated herein by reference)

3.04           Amended and Restated Bylaws of Crescent Real Estate Equities
               Company, as amended (filed as Exhibit No. 4.02 to the Registrant's Current Report on Form 8-K dated October 8, 1997 and filed October 14, 1997 and incorporated herein by reference)

4.02 Registration Rights Agreement, dated February 16, 1996, by and among the Registrant, Crescent Real Estate Equities Limited
               Partnership and certain of the limited partners of Crescent Real
               Estate Equities Limited Partnership named therein (filed as
               Exhibit No. 4.02 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 10-K") and incorporated herein by reference)

4.03 Registration Rights Agreement, dated January 20, 1997, by and among the Registrant, Crescent Real Estate Equities Limited
               Partnership and certain of the limited partners of Crescent Real
               Estate Equities Limited Partnership named therein (filed as
               Exhibit No. 4.03 to the 1996 10-K and incorporated herein by reference)

4.04 Form of Registration Agreement relating to the acquisition of the Greenway Plaza Portfolio (filed as Exhibit 4.01 to the
               Registrant's Current Report on Form 8-K dated and filed
               September 27, 1996 (the "1996 8-K") and incorporated herein by reference)

4.05 Registration Rights Agreement, dated as of June 26, 1996, relating to Canyon Ranch-Tucson (filed as Exhibit No. 4.02 to the 1996 8-K and incorporated herein by reference)

4.06 Form of Common Share Certificate (filed as Exhibit No. 4.03 to the 1997 S-3 and incorporated herein by reference)

4.07           Statement of Designation of 6-3/4% Series A Convertible
               Cumulative Preferred Shares of Crescent Real Estate Equities
               Company (filed herewith)

4.08           Form of Certificate of 6-3/4% Series A Convertible Cumulative
               Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit 4 to the Registrant's Registration Statement on Form
               8-A/A filed on February 18, 1998 and incorporated by reference)

4.09           Indenture, dated as of September 22, 1997, between Crescent Real
               Estate Equities Limited Partnership and State Street Bank and
               Trust Company, of Missouri, N.A. (filed as Exhibit 4.01 to the
               Registration Statement on Form S-4 (File No. 333-42293) of
               Crescent Real Estate Equities Limited Partnership (the "Form
               S-4") and incorporated herein by reference)

4.10           Form of 6-5/8% Note due 2002 (filed as Exhibit 4.04 to the Form
               S-4 and incorporated herein by reference)

4.11           Form of 7-1/8% Note due 2007 (filed as Exhibit 4.05 to the Form
               S-4 and incorporated herein by reference)

4.12 Registration Rights Agreement, dated as of September 22, 1997, among Crescent Real Estate Equities Limited Partnership, Merrill
               Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc. (filed as Exhibit 4.06 to the Form S-4 and incorporated herein by reference)

4.13           Purchase Agreement, dated as of August 11, 1997, between
               Crescent Real Estate Equities Company, UBS Securities
               (Portfolio), LLC, and Union Bank of Switzerland, London Branch
               (filed as Exhibit 4.01 to the Registrant's Current Report on
               Form 8-K dated August 11, 1997 and filed August 13, 1997 and incorporated herein by reference)

4.13           Purchase Agreement, effective as of December 12, 1997, among
               Crescent Real Estate Equities Company, Crescent Real Estate
               Equities Limited Partnership, Merrill Lynch International and
               Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as
               Exhibit 1.01 to the Registrant's Current Report on Form 8-K/A dated December 12, 1997 and filed December 19, 1997 and incorporated herein by reference)

4.14           Swap Agreement, effective as of December 12, 1997, between
               Crescent Real Estate Equities Company and Merrill Lynch
               International (filed as Exhibit 1.02 to the Registrant's Current
               Report on Form 8-K dated December 12, 1997 and filed December
               18, 1997 and incorporated herein by reference)

4.15           Registration Rights Agreement, dated as of March 2, 1998, among
               Crescent Real Estate Equities Company, Crescent Real Estate
               Equities Limited Partnership and certain limited partners of Crescent Real Estate Equities Limited Partnership (filed as
               Exhibit 4.05 to the Registrant's Registration Statement on Form
               S-3 (File No. 333-47563) and incorporated herein by reference).

10.01          Second Amended and Restated Agreement of Limited Partnership of
               Crescent Real Estate Equities Limited Partnership, dated as of
               November 1, 1997, as amended (filed as Exhibit No. 4.06 to the
               Registrant's Registration Statement on Form S-3 (File No.
               333-41049) and incorporated herein by reference)

10.02          Noncompetition Agreement of Richard E. Rainwater as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994
               (filed herewith)

10.03          Noncompetition Agreement of John C. Goff, as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994
               (filed herewith)

10.04          Noncompetition Agreement of Gerald W. Haddock, as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994
               (filed herewith)

10.05          Employment Agreement of John C. Goff, as assigned to Crescent
               Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed herewith)

10.06          Employment Agreement of Gerald W. Haddock, as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed herewith)

10.07 Form of Registration Rights, Lock-Up and Pledge Agreement (filed as Exhibit No. 10.05 to the 1994 S-11 and incorporated herein by reference)

10.08 Form of Officers' and Trust Managers' Indemnification Agreement as entered into between the Registrant and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Form S-4 and incorporated herein by reference)

10.09          Crescent Real Estate Equities Company 1994 Stock Incentive Plan
               (filed as Exhibit No. 10.07 to the 1994 S-11 and incorporated herein by reference)

10.10          Crescent Real Estate Equities, Ltd. First Amended and Restated
               401(k) Plan (filed herewith)

10.11 Agreement, dated as of August 15, 1996, relating to the acquisition of the Greenway Plaza Portfolio (filed as Exhibit
               No. 10.02 to the 1996 8-K and previously incorporated by reference but no longer incorporated herein by reference)

10.12          Form of Amended and Restated Lease Agreement, dated January 1,
               1996, among Crescent Real Estate Equities Limited Partnership,
               Mogul Management, LLC and RoseStar Management, LLC, relating to the Hyatt Regency Beaver Creek (filed as Exhibit No. 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 10-K") and previously incorporated by reference but no longer incorporated herein by reference)

10.13          Real Estate Purchase and Sale Agreement, dated as of January 29,
               1997, between Crescent Real Estate Equities Limited Partnership, as purchaser, and Magellan Health Services, Inc., as seller, relating to the acquisition of 92 behavioral healthcare facilities (the "Behavioral Healthcare Facilities"), as amended effective February 28, 1997 and May 29, 1997 (filed as Exhibit
               No. 10.13 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997 (the "1997 10-Q") and incorporated herein by reference)

10.15          Second Amended and Restated 1995 Crescent Real Estate Equities
               Company Stock Incentive Plan (filed as Exhibit 10.13 to the Form
               S-4 and incorporated herein by reference)

10.16          Lease Agreement, dated December 19, 1995 between Crescent Real
               Estate Equities Limited Partnership and RoseStar Management,
               LLC, relating to the Hyatt Regency Albuquerque (filed as Exhibit
               No. 10.16 to the 1995 10-K and previously incorporated by reference but no longer incorporated herein by reference)

10.17 Amended and Restated Lease Agreement, dated June 30, 1995 between Crescent Real Estate Equities Limited Partnership and
               RoseStar Management, LLC, relating to the Denver Marriott (filed as Exhibit No. 10.17 to the 1995 10-K and previously incorporated by reference but no longer incorporated herein by reference)

10.18          Loan Agreement, dated August 24, 1995, including Form of Deed of
               Trust, Assignment of Rents, Security Agreement and Fixture
               Filing, and Amendment to Loan Agreement, dated October 19, 1995, between Crescent Real Estate Funding I, L.P. and Nomura Asset
               Capital Corporation (filed as Exhibit 10.15 to the 1995 10-K and previously incorporated by reference but no longer incorporated herein by reference)

10.19          Loan Agreement, dated August 24, 1995, including Form of Deed of
               Trust, Assignment of Rents, Security Agreement and Fixture
               Filing, between Crescent Real Estate Funding II, L.P. and Nomura
               Asset Capital Corporation (filed as Exhibit 10.19 to the 1995
               10-K and previously incorporated by reference but no longer incorporated herein by reference)

10.20 Mortgage Loan Application and Agreement, dated October 3, 1995, as amended by letter agreements dated October 10, 1995 and October 30, 1995, between Crescent Real Estate Equities Limited
               Partnership and CIGNA Investments, Inc., and Secured Promissory
               Note dated December 11, 1995 (filed as Exhibit 10.20 to the 1995
               10-K and previously incorporated herein by reference but no longer incorporated herein by reference)

10.21          Fourth Amended and Restated Revolving Credit Facility, dated
               December 19, 1997, among Crescent Real Estate Equities Limited
               Partnership, BankBoston, N.A. and the other banks named therein
               (filed as Exhibit 10.25 to the Form S-4 and incorporated herein by reference)

10.22          1995 Crescent Real Estate Equities Limited Partnership Unit
               Incentive Plan (filed as Exhibit No. 99.01 to the Registrant's
               Registration Statement on Form S-8 (File No. 333-3452) and incorporated herein by reference)

10.23          1996 Crescent Real Estate Equities Limited Partnership Unit
               Incentive Plan (filed as Exhibit No. 10.01 to the 1996 8-K and incorporated herein by reference)

10.24 Lease Agreement, dated July 26, 1996, between Canyon Ranch, Inc, and Canyon Ranch Leasing, L.L.C., assigned by Canyon Ranch, Inc.
               to Crescent Real Estate Equities Limited Partnership pursuant to the Assignment and Assumption Agreement of Master Lease, dated
               July 26, 1996 (filed as Exhibit 10.24 to the 1997 10-Q and previously incorporated by reference but no longer incorporated herein by reference)

10.25          Lease Agreement, dated November 18, 1996, between Crescent Real
               Estate Equities Limited Partnership and Wine Country Hotel,
               L.L.C. (filed as Exhibit 10.25 to the 1996 10-K and previously incorporated by reference but no longer incorporated herein by reference)

10.26          Lease Agreement, dated December 11, 1996, between Canyon
               Ranch-Bellefontaine Associates, L.P.  and Vintage Resorts,
               L.L.C., as assigned by Canyon Ranch-Bellefontaine Associates,
               L.P. to Crescent Real Estate Funding VI, L.P. pursuant to the
               Assignment and Assumption Agreement of Master Lease, dated
               December 11, 1996 (filed as Exhibit 10.26 to the 1997 10-Q and previously incorporated by reference but no longer incorporated herein by reference)

10.27          Master Lease Agreement, dated June 16, 1997, as amended, between
               Crescent Real Estate Funding VII, L.P.  and Charter Behavioral
               Health Systems, LLC and its subsidiaries, relating to the Behavioral Healthcare Facilities (filed herewith)

10.28          Intercompany Agreement, dated June 3, 1997, between Crescent
               Real Estate Equities Limited Partnership and Crescent Operating,
               Inc. (filed as Exhibit 10.2 to the Registration Statement on
               Form S-1 (File No. 333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

12.01          Statement Regarding Computation of Ratios of Earnings to Fixed
               Charges and Preferred Shares Dividends (filed herewith)

21.01          List of Subsidiaries (filed herewith)

23.01          Consent of Arthur Andersen LLP (filed herewith)

27.01          Financial Data Schedule (filed herewith)

27.02          Restated Financial Data Schedule for the three months ended
               March 31, 1996 reflecting the effect of FASB #128, Earnings Per
               Share (filed herewith)

27.03          Restated Financial Data Schedule for the six months ended June
               30, 1996 reflecting the effect of FASB #128, Earnings Per Share
               (filed herewith)

27.04          Restated Financial Data Schedule for the nine months ended
               September 30, 1996 reflecting the effect of FASB #128, Earnings
               Per Share (filed herewith)

27.05          Restated Financial Data Schedule for the year ended December 31,
               1996 reflecting the effect of FASB #128, Earnings Per Share
               (filed herewith)

27.06          Restated Financial Data Schedule for the three months ended March
               31, 1997 reflecting the effect of FASB #128, Earnings Per Share
               (filed herewith)

27.07          Restated Financial Data Schedule for the six months ended June
               30, 1997 reflecting the effect of FASB #128, Earnings Per Share
               (filed herewith)

27.08          Restated Financial Data Schedule for the nine months ended
               September 30, 1997 reflecting the effect of FASB #128, Earnings
               Per Share (filed herewith)