Form 10-K/A
period 1997-12-31
CRESCENT REAL ESTATE EQUITIES CO
filed 1998-05-15
CIK 918958

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

6 3/4% Series A Convertible Cumulative
   Preferred Shares of Beneficial Interest
   par value $.01 per share                                New York Stock Exchange, Inc.

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

                     YES      X                NO
                        ---------------          ---------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


As of May 8, 1998, the aggregate market value of the 113,838,829 Common
Shares and 8,000,000 Preferred Shares held by non-affiliates of the registrant was approximately $4.2 billion, based upon the closing price of $35 9/16 for Common Shares and 24 15/16 for Preferred Shares on the New York Stock Exchange.



Number of Common Shares outstanding as of May 8, 1998:  113,838,829



Number of Preferred Shares outstanding as of May 8, 1998:  8,000,000


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Registrant's 1997 Annual Meeting of Shareholders to be held in June 1998 are incorporated by reference into Part III.

         The Form 10-K of Crescent Real Estate Equities Company (the "Company") for the year ended December 31, 1997 is being amended to (i) amend the cover page to reflect certain additional and updated information relating to the Company's equity, (ii) amend and restate in its entirety Item 7. Management's Discussion and Analysis of Financial Condition and Historical Results of Operations to include certain additional information and to correct certain typographical errors, (iii) to amend and restate Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K to change the manner of presentation of the information contained therein, to include an exhibit, to amend and restate Exhibit 27.01 to correct certain typographical errors therein, and to amend and restate the list of exhibits to reflect such changes and correct certain typographical errors, and (iv) to amend and restate the Exhibit Index to reflect the amendment and restatement of Exhibit 27.01 to correct certain typographical errors therein, the inclusion of an exhibit in this Form 10-K/A, and the correction of certain typographical errors in the Exhibit Index.

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


     As of March 25, 1998, with the exception of the Station transaction, the Company had no commitments for material capital expenditures. The Company principally expects to fund the approximately $1.745 billion required to consummate the Merger with Station through the issuance of common shares and a new series of preferred shares with a value of approximately $700 million, the assumption of approximately $541 million of Station's outstanding debt, the refinancing of approximately $378 million of Station's outstanding debt and the incurrence of approximately $126 million in additional debt primarily related to transaction costs. There are currently no definitive agreements or arrangements relating to refinancing or obtaining any such debt.

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




     Based on the Company's total market capitalization of $6.9 billion at December 31, 1997 (at a $39.375 share price, which was the closing price of the common share on the NYSE on December 31, 1997, and including the full conversion of all units of minority interest in the Operating Partnership plus total indebtedness), the Company's debt represented 25% of its total market capitalization. The Company intends to maintain a flexible and conservative capital structure with total debt targeted at approximately 40% of total market capitalization.

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

FUNDS FROM OPERATIONS


         Funds from Operations ("FFO"), based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income (loss) (determined in accordance with generally accepted accounting principles or "GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance of an equity REIT. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs, and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the years ended December 31, 1997 and 1996 were $140.8 and $73.4 million, respectively. An increase in FFO does not necessarily result in an increase in aggregate distributions because the Company's board of trustees is not required to increase distributions on a quarterly basis unless necessary in order to enable the Company to maintain REIT status. However, the Company must distribute 95% of its real estate investment trust taxable income (as defined in the Code), therefore, a significant increase in FFO will generally require an increase in distributions to shareholders and unitholders although not necessarily on a proportionate basis. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net income (loss) and cash flows as reported in the consolidated financial statements and notes thereto. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REIT's because these REIT's may not apply the definition of FFO in the same manner as the Company.

                       STATEMENTS OF FUNDS FROM OPERATIONS
                             (dollars in thousands)


                                                                  Years Ended December 31
                                                               ----------------------------
                                                                 1997                1996
                                                               ---------           --------
Income before minority interest and extraordinary item         $ 135,024           $ 47,951


Adjustments:
  Depreciation and amortization of real estate assets             72,503             39,290
  Adjustment for investments in real estate mortgages
   and equity of unconsolidated companies                          8,303              1,857
  Minority interest in joint ventures                             (1,434)            (1,482)
                                                               ---------           --------
Funds from operations                                          $ 214,396           $ 87,616
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

HISTORICAL RECURRING OFFICE AND RETAIL PROPERTY
CAPITAL EXPENDITURES, TENANT IMPROVEMENT AND LEASING COSTS


         The following table sets forth annual and per square foot recurring capital expenditures (excluding those expenditures which are recoverable from tenants) and tenant improvement and leasing costs for the years ended December 31, 1996 and 1997, attributable to signed leases, all of which have commenced or will commence during the next twelve months (i.e., the renewal or replacement tenant began or will begin to pay rent) for the Office and Retail Properties consolidated in the Company's financial statements during each of the periods presented. Tenant improvement and leasing costs for signed leases during a particular period do not equal the cash paid for tenant improvement and leasing costs during such period, due to timing of payments.

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

(a) Financial Statements. The following financial statements are filed as part of this report.

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

         Crescent Real Estate Equities Company Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

         Crescent Real Estate Equities Company Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

         Crescent Real Estate Equities Company Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

         Crescent Real Estate Equities Company Notes to Financial Statements.

         Financial Statement Schedules. The financial statement schedules listed in Item 14(d) below are filed as part of this report.

         Exhibits. The exhibits listed in Item 14(c) below are filed as part of this report.


(b)      Reports on Form 8-K

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

         Form 8-K dated October 22, 1997 and filed October 28, 1997, for the purpose of (i) announcing, under Item 5 - Other Events, the Company's acquisition of Bank One Center, and (ii) filing, under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, the Report of Independent Public Accountants, with respect to Bank One Center, the Statements of Excess of Revenues Over Specific Operating Expenses for the year ended December 31, 1996 and the eight month period ended August 31, 1997 and notes thereto, the Pro Forma Consolidated Balance Sheet as of June 30, 1997 (unaudited) and notes thereto, and the Pro Forma Consolidated Statements of Operation for the six months ended June 30, 1997 and the year ended December 31, 1996 (unaudited) and notes thereto.

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

(c)      The following exhibits are filed as part of this report.

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------
*2.01          Agreement and Plan of Merger, dated as of January 16, 1998, as amended, by and between Crescent Real Estate Equities Company and Station Casinos, Inc.

3.03           Restated Declaration of Trust of Crescent Real Estate Equities
               Company (filed as Exhibit No. 4.01 to the Registrant's
               Registration Statement on Form S-3 (File No. 333-21905) (the
               "1997 S-3") and incorporated herein by reference)

3.04           Amended and Restated Bylaws of Crescent Real Estate Equities
               Company, as amended (filed herewith)

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

*4.07          Statement of Designation of 6-3/4% Series A Convertible
               Cumulative Preferred Shares of Crescent Real Estate Equities
               Company

 4.08          Form of Certificate of 6-3/4% Series A Convertible Cumulative
               Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4 to the Registrant's Registration Statement on
               Form 8-A/A filed on February 18, 1998 and incorporated by reference)

 4.09          Indenture, dated as of September 22, 1997, between Crescent Real
               Estate Equities Limited Partnership and State Street Bank and
               Trust Company, of Missouri, N.A. (filed as Exhibit No. 4.01 to the Registration Statement on Form S-4 (File No. 333-42293) of
               Crescent Real Estate Equities Limited Partnership (the "Form
               S-4") and incorporated herein by reference)

 4.10          Form of 6-5/8% Note due 2002 (filed as Exhibit No. 4.04 to the
               Form S-4 and incorporated herein by reference)

 4.11          Form of 7-1/8% Note due 2007 (filed as Exhibit No. 4.05 to the
               Form S-4 and incorporated herein by reference)

 4.12 Registration Rights Agreement, dated as of September 22, 1997, among Crescent Real Estate Equities Limited Partnership, Merrill
               Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc. (filed as Exhibit No. 4.06 to the Form
               S-4 and incorporated herein by reference)

 4.13          Purchase Agreement, dated as of August 11, 1997, between
               Crescent Real Estate Equities Company, UBS Securities
               (Portfolio), LLC, and Union Bank of Switzerland, London Branch
               (filed as Exhibit No. 4.01 to the Registrant's Current Report on
               Form 8-K dated August 11, 1997 and filed August 13, 1997 and incorporated herein by reference)

 4.14          Purchase Agreement, effective as of December 12, 1997, among
               Crescent Real Estate Equities Company, Crescent Real Estate
               Equities Limited Partnership, Merrill Lynch International and
               Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as
               Exhibit No. 1.01 to the Registrant's Current Report on Form 8-K/A dated December 12, 1997 and filed December 19, 1997 and incorporated herein by reference)

 4.15          Swap Agreement, effective as of December 12, 1997, between
               Crescent Real Estate Equities Company and Merrill Lynch
               International (filed as Exhibit No. 1.02 to the Registrant's
               Current Report on Form 8-K dated December 12, 1997 and filed
               December 18, 1997 and incorporated herein by reference)

 4.16          Registration Rights Agreement, dated as of March 2, 1998, among
               Crescent Real Estate Equities Company, Crescent Real Estate
               Equities Limited Partnership and certain limited partners of Crescent Real Estate Equities Limited Partnership (filed as
               Exhibit No. 4.05 to the Registrant's Registration Statement on
               Form S-3 (File No. 333-47563) and incorporated herein by reference).

 10.01         Second Amended and Restated Agreement of Limited Partnership of
               Crescent Real Estate Equities Limited Partnership, dated as of
               November 1, 1997, as amended (filed as Exhibit No. 4.06 to the
               Registrant's Registration Statement on Form S-3 (File No.
               333-41049) and incorporated herein by reference)

*10.02         Noncompetition Agreement of Richard E. Rainwater as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994

*10.03         Noncompetition Agreement of John C. Goff, as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994

*10.04         Noncompetition Agreement of Gerald W. Haddock, as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994

*10.05         Employment Agreement of John C. Goff, as assigned to Crescent
               Real Estate Equities Limited Partnership on May 5, 1994, and as further amended

*10.06         Employment Agreement of Gerald W. Haddock, as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994, and as further amended

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

*10.10         Crescent Real Estate Equities, Ltd. First Amended and Restated
               401(k) Plan

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

10.15          Second Amended and Restated 1995 Crescent Real Estate Equities
               Company Stock Incentive Plan (filed as Exhibit No. 10.13 to the Form
               S-4 and incorporated herein by reference)

10.16          Lease Agreement, dated December 19, 1995 between Crescent Real
               Estate Equities Limited Partnership and RoseStar Management,
               LLC, relating to the Hyatt Regency Albuquerque (filed as Exhibit
               No. 10.16 to the 1995 10-K and previously incorporated by reference but no longer incorporated herein by reference)

10.17 Amended and Restated Lease Agreement, dated June 30, 1995 between Crescent Real Estate Equities Limited Partnership and
               RoseStar Management, LLC, relating to the Denver Marriott (filed as Exhibit No. 10.17 to the 1995 10-K and previously incorporated by reference but no longer incorporated herein by reference)

10.18          Loan Agreement, dated August 24, 1995, including Form of Deed of
               Trust, Assignment of Rents, Security Agreement and Fixture
               Filing, and Amendment to Loan Agreement, dated October 19, 1995, between Crescent Real Estate Funding I, L.P. and Nomura Asset
               Capital Corporation (filed as Exhibit No. 10.15 to the 1995 10-K and previously incorporated by reference but no longer incorporated herein by reference)

10.19          Loan Agreement, dated August 24, 1995, including Form of Deed of
               Trust, Assignment of Rents, Security Agreement and Fixture
               Filing, between Crescent Real Estate Funding II, L.P. and Nomura
               Asset Capital Corporation (filed as Exhibit No. 10.19 to the 1995
               10-K and previously incorporated by reference but no longer incorporated herein by reference)

10.20          Mortgage Loan Application and Agreement, dated October 3, 1995, as amended by letter agreements dated October 10, 1995 and
               October 30, 1995, between Crescent Real Estate Equities Limited
               Partnership and CIGNA Investments, Inc., and Secured Promissory
               Note dated December 11, 1995 (filed as Exhibit No. 10.20 to the 1995
               10-K and previously incorporated herein by reference but no longer incorporated herein by reference)

10.21          Fourth Amended and Restated Revolving Credit Facility, dated
               December 19, 1997, among Crescent Real Estate Equities Limited
               Partnership, BankBoston, N.A. and the other banks named therein
               (filed as Exhibit No. 10.25 to the Form S-4 and incorporated herein by reference)

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

10.24 Lease Agreement, dated July 26, 1996, between Canyon Ranch, Inc, and Canyon Ranch Leasing, L.L.C., assigned by Canyon Ranch, Inc.
               to Crescent Real Estate Equities Limited Partnership pursuant to the Assignment and Assumption Agreement of Master Lease, dated
               July 26, 1996 (filed as Exhibit No. 10.24 to the 1997 10-Q and previously incorporated by reference but no longer incorporated herein by reference)

10.25          Lease Agreement, dated November 18, 1996, between Crescent Real
               Estate Equities Limited Partnership and Wine Country Hotel,
               L.L.C. (filed as Exhibit No. 10.25 to the 1996 10-K and previously incorporated by reference but no longer incorporated herein by reference)

10.26          Lease Agreement, dated December 11, 1996, between Canyon
               Ranch-Bellefontaine Associates, L.P.  and Vintage Resorts,
               L.L.C., as assigned by Canyon Ranch-Bellefontaine Associates,
               L.P. to Crescent Real Estate Funding VI, L.P. pursuant to the
               Assignment and Assumption Agreement of Master Lease, dated
               December 11, 1996 (filed as Exhibit No. 10.26 to the 1997 10-Q and previously incorporated by reference but no longer incorporated herein by reference)

*10.27         Master Lease Agreement, dated June 16, 1997, as amended, between
               Crescent Real Estate Funding VII, L.P.  and Charter Behavioral
               Health Systems, LLC and its subsidiaries, relating to the Behavioral Healthcare Facilities

 10.28         Intercompany Agreement, dated June 3, 1997, between Crescent
               Real Estate Equities Limited Partnership and Crescent Operating,
               Inc. (filed as Exhibit No. 10.2 to the Registration Statement on
               Form S-1 (File No. 333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

*12.01         Statement Regarding Computation of Ratios of Earnings to Fixed
               Charges and Preferred Shares Dividends

*21.01         List of Subsidiaries

*23.01         Consent of Arthur Andersen LLP

 27.01         Financial Data Schedule (filed herewith)

*27.02         Restated Financial Data Schedule for the three months ended
               March 31, 1996 reflecting the effect of FASB #128, Earnings Per
               Share

*27.03         Restated Financial Data Schedule for the six months ended June
               30, 1996 reflecting the effect of FASB #128, Earnings Per Share

*27.04         Restated Financial Data Schedule for the nine months ended
               September 30, 1996 reflecting the effect of FASB #128, Earnings
               Per Share

*27.05         Restated Financial Data Schedule for the year ended December 31,
               1996 reflecting the effect of FASB #128, Earnings Per Share

*27.06         Restated Financial Data Schedule for the three months ended March
               31, 1997 reflecting the effect of FASB #128, Earnings Per Share

*27.07         Restated Financial Data Schedule for the six months ended June
               30, 1997 reflecting the effect of FASB #128, Earnings Per Share

*27.08         Restated Financial Data Schedule for the nine months ended
               September 30, 1997 reflecting the effect of FASB #128, Earnings
               Per Share

(d)     Financial Statement Schedules.

        The following financial statement schedules are filed as part of this report.

        Schedule III - Crescent Real Estate Equities Company Consolidated Real Estate Investments and Accumulated Depreciation at December 31, 1997.

        All other schedules have been omitted either because they are not applicable or because the required information has been disclosed in the Financial Statements and related notes included in the consolidated and combined statements.


------------------------------
* Previously filed as part of the Registrant's Form 10-K for the year ended December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 1998.


                                       CRESCENT REAL ESTATE EQUITIES COMPANY
                                                 (Registrant)

                                       By      /s/  GERALD W. HADDOCK
                                           -------------------------------------
                                                    Gerald W. Haddock
                                           President and Chief Executive Officer


                                       By:     /s/ DALLAS E. LUCAS
                                           -------------------------------------
                                               Dallas E. Lucas
                                               Senior Vice President,
                                               Chief Financial and
                                               Accounting Officer

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------
*2.01          Agreement and Plan of Merger, dated as of January 16, 1998, as amended, by and between Crescent Real Estate Equities Company and Station Casinos, Inc.

 3.03          Restated Declaration of Trust of Crescent Real Estate Equities
               Company (filed as Exhibit No. 4.01 to the Registrant's
               Registration Statement on Form S-3 (File No. 333-21905) (the
               "1997 S-3") and incorporated herein by reference)

 3.04          Amended and Restated Bylaws of Crescent Real Estate Equities
               Company, as amended (filed herewith)

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

*4.07          Statement of Designation of 6-3/4% Series A Convertible
               Cumulative Preferred Shares of Crescent Real Estate Equities
               Company

 4.08          Form of Certificate of 6-3/4% Series A Convertible Cumulative
               Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4 to the Registrant's Registration Statement on
               Form 8-A/A filed on February 18, 1998 and incorporated by reference)

 4.09          Indenture, dated as of September 22, 1997, between Crescent Real
               Estate Equities Limited Partnership and State Street Bank and
               Trust Company, of Missouri, N.A. (filed as Exhibit No. 4.01 to the Registration Statement on Form S-4 (File No. 333-42293) of
               Crescent Real Estate Equities Limited Partnership (the "Form
               S-4") and incorporated herein by reference)

 4.10          Form of 6-5/8% Note due 2002 (filed as Exhibit No. 4.04 to the
               Form S-4 and incorporated herein by reference)

 4.11          Form of 7-1/8% Note due 2007 (filed as Exhibit No. 4.05 to the
               Form S-4 and incorporated herein by reference)

 4.12 Registration Rights Agreement, dated as of September 22, 1997, among Crescent Real Estate Equities Limited Partnership, Merrill
               Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc. (filed as Exhibit No. 4.06 to the Form
               S-4 and incorporated herein by reference)

 4.13          Purchase Agreement, dated as of August 11, 1997, between
               Crescent Real Estate Equities Company, UBS Securities
               (Portfolio), LLC, and Union Bank of Switzerland, London Branch
               (filed as Exhibit No. 4.01 to the Registrant's Current Report on
               Form 8-K dated August 11, 1997 and filed August 13, 1997 and incorporated herein by reference)

 4.14          Purchase Agreement, effective as of December 12, 1997, among
               Crescent Real Estate Equities Company, Crescent Real Estate
               Equities Limited Partnership, Merrill Lynch International and
               Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as
               Exhibit No. 1.01 to the Registrant's Current Report on Form 8-K/A dated December 12, 1997 and filed December 19, 1997 and incorporated herein by reference)

  4.15         Swap Agreement, effective as of December 12, 1997, between
               Crescent Real Estate Equities Company and Merrill Lynch
               International (filed as Exhibit No. 1.02 to the Registrant's
               Current Report on Form 8-K dated December 12, 1997 and filed
               December 18, 1997 and incorporated herein by reference)

  4.16         Registration Rights Agreement, dated as of March 2, 1998, among
               Crescent Real Estate Equities Company, Crescent Real Estate
               Equities Limited Partnership and certain limited partners of Crescent Real Estate Equities Limited Partnership (filed as
               Exhibit No. 4.05 to the Registrant's Registration Statement on
               Form S-3 (File No. 333-47563) and incorporated herein by reference).

 10.01         Second Amended and Restated Agreement of Limited Partnership of
               Crescent Real Estate Equities Limited Partnership, dated as of
               November 1, 1997, as amended (filed as Exhibit No. 4.06 to the
               Registrant's Registration Statement on Form S-3 (File No.
               333-41049) and incorporated herein by reference)

*10.02         Noncompetition Agreement of Richard E. Rainwater as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994

*10.03         Noncompetition Agreement of John C. Goff, as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994

*10.04         Noncompetition Agreement of Gerald W. Haddock, as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994

*10.05         Employment Agreement of John C. Goff, as assigned to Crescent
               Real Estate Equities Limited Partnership on May 5, 1994, and as further amended

*10.06         Employment Agreement of Gerald W. Haddock, as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994, and as further amended

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

*10.10         Crescent Real Estate Equities, Ltd. First Amended and Restated
               401(k) Plan

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

10.15          Second Amended and Restated 1995 Crescent Real Estate Equities
               Company Stock Incentive Plan (filed as Exhibit No. 10.13 to the Form
               S-4 and incorporated herein by reference)

10.16          Lease Agreement, dated December 19, 1995 between Crescent Real
               Estate Equities Limited Partnership and RoseStar Management,
               LLC, relating to the Hyatt Regency Albuquerque (filed as Exhibit
               No. 10.16 to the 1995 10-K and previously incorporated by reference but no longer incorporated herein by reference)

10.17 Amended and Restated Lease Agreement, dated June 30, 1995 between Crescent Real Estate Equities Limited Partnership and
               RoseStar Management, LLC, relating to the Denver Marriott (filed as Exhibit No. 10.17 to the 1995 10-K and previously incorporated by reference but no longer incorporated herein by reference)

10.18          Loan Agreement, dated August 24, 1995, including Form of Deed of
               Trust, Assignment of Rents, Security Agreement and Fixture
               Filing, and Amendment to Loan Agreement, dated October 19, 1995, between Crescent Real Estate Funding I, L.P. and Nomura Asset
               Capital Corporation (filed as Exhibit No. 10.15 to the 1995 10-K and previously incorporated by reference but no longer incorporated herein by reference)

10.19          Loan Agreement, dated August 24, 1995, including Form of Deed of
               Trust, Assignment of Rents, Security Agreement and Fixture
               Filing, between Crescent Real Estate Funding II, L.P. and Nomura
               Asset Capital Corporation (filed as Exhibit No. 10.19 to the 1995
               10-K and previously incorporated by reference but no longer incorporated herein by reference)

10.20          Mortgage Loan Application and Agreement, dated October 3, 1995, as amended by letter agreements dated October 10, 1995 and
               October 30, 1995, between Crescent Real Estate Equities Limited
               Partnership and CIGNA Investments, Inc., and Secured Promissory
               Note dated December 11, 1995 (filed as Exhibit No. 10.20 to the 1995
               10-K and previously incorporated herein by reference but no longer incorporated herein by reference)

10.21          Fourth Amended and Restated Revolving Credit Facility, dated
               December 19, 1997, among Crescent Real Estate Equities Limited
               Partnership, BankBoston, N.A. and the other banks named therein
               (filed as Exhibit No. 10.25 to the Form S-4 and incorporated herein by reference)

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

10.24 Lease Agreement, dated July 26, 1996, between Canyon Ranch, Inc, and Canyon Ranch Leasing, L.L.C., assigned by Canyon Ranch, Inc.
               to Crescent Real Estate Equities Limited Partnership pursuant to the Assignment and Assumption Agreement of Master Lease, dated
               July 26, 1996 (filed as Exhibit No. 10.24 to the 1997 10-Q and previously incorporated by reference but no longer incorporated herein by reference)

10.25          Lease Agreement, dated November 18, 1996, between Crescent Real
               Estate Equities Limited Partnership and Wine Country Hotel,
               L.L.C. (filed as Exhibit No. 10.25 to the 1996 10-K and previously incorporated by reference but no longer incorporated herein by reference)

10.26          Lease Agreement, dated December 11, 1996, between Canyon
               Ranch-Bellefontaine Associates, L.P.  and Vintage Resorts,
               L.L.C., as assigned by Canyon Ranch-Bellefontaine Associates,
               L.P. to Crescent Real Estate Funding VI, L.P. pursuant to the
               Assignment and Assumption Agreement of Master Lease, dated
               December 11, 1996 (filed as Exhibit No. 10.26 to the 1997 10-Q and previously incorporated by reference but no longer incorporated herein by reference)

*10.27         Master Lease Agreement, dated June 16, 1997, as amended, between
               Crescent Real Estate Funding VII, L.P.  and Charter Behavioral
               Health Systems, LLC and its subsidiaries, relating to the Behavioral Healthcare Facilities

 10.28         Intercompany Agreement, dated June 3, 1997, between Crescent
               Real Estate Equities Limited Partnership and Crescent Operating,
               Inc. (filed as Exhibit No. 10.2 to the Registration Statement on
               Form S-1 (File No. 333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

*12.01         Statement Regarding Computation of Ratios of Earnings to Fixed
               Charges and Preferred Shares Dividends

*21.01         List of Subsidiaries

*23.01         Consent of Arthur Andersen LLP

 27.01         Financial Data Schedule

*27.02         Restated Financial Data Schedule for the three months ended
               March 31, 1996 reflecting the effect of FASB #128, Earnings Per
               Share

*27.03         Restated Financial Data Schedule for the six months ended June
               30, 1996 reflecting the effect of FASB #128, Earnings Per Share


*27.04         Restated Financial Data Schedule for the nine months ended
               September 30, 1996 reflecting the effect of FASB #128, Earnings
               Per Share

*27.05         Restated Financial Data Schedule for the year ended December 31,
               1996 reflecting the effect of FASB #128, Earnings Per Share

*27.06         Restated Financial Data Schedule for the three months ended March
               31, 1997 reflecting the effect of FASB #128, Earnings Per Share


*27.07         Restated Financial Data Schedule for the six months ended June
               30, 1997 reflecting the effect of FASB #128, Earnings Per Share


*27.08         Restated Financial Data Schedule for the nine months ended
               September 30, 1997 reflecting the effect of FASB #128, Earnings
               Per Share