Form 10-Q
period 1998-03-31
CRESCENT REAL ESTATE EQUITIES CO
filed 1998-05-15
CIK 918958

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 1998
                           COMMISSION FILE NO 1-13038


                      CRESCENT REAL ESTATE EQUITIES COMPANY
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  TEXAS                                                   52-1862813
---------------------------------------------               ---------------------------------------
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


Number of shares outstanding of each of the registrant's classes of preferred and common shares, as of May 8, 1998.

              Preferred Shares, par value $.01 per share: 8,000,000
              Common Shares, par value $.01 per share: 120,097,948
--------------------------------------------------------------------------------


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



PART I:  FINANCIAL INFORMATION                                                                    PAGE
                                                                                                  ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1998 (Unaudited) and December 31, 1997.....    3

         Consolidated Statements of Operations for the three months ended March 31,
         1998 and 1997 (Unaudited)..............................................................    4

         Consolidated Statements of Cash Flows for the three months ended March 31,
         1998 and 1997 (Unaudited)..............................................................    5

         Notes to Financial
         Statements.............................................................................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Historical Results of Operations.........................................   13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................   18

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................   24

Item 2.  Changes in Securities..................................................................   24

Item 3.  Defaults Upon Senior Securities........................................................   24

Item 4.  Submission of Matters to a Vote of Security Holders....................................   24

Item 5.  Other Information......................................................................   24

Item 6.  Exhibits and Reports on Form 8-K.......................................................   24


                     CRESCENT REAL ESTATE EQUITIES COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                    (NOTE 1)



                                                                                      March 31,        December 31,
                                                                                        1998              1997
                                                                                     -----------       -----------
                                                                                     (unaudited)
     ASSETS:
      Investments in Real Estate:
        Land                                                                         $   485,695       $   448,328
        Building and improvements                                                      3,338,133         2,923,097
        Furniture, fixtures and equipment                                                 53,185            51,705
        Less -  accumulated depreciation                                                (302,826)         (278,194)
                                                                                     -----------       -----------
                  Net investment in real estate                                        3,574,187         3,144,936

        Cash and cash equivalents                                                         68,548            66,622
        Restricted cash and cash equivalents                                              26,519            41,528
        Accounts receivable, net                                                          24,047            30,179
        Deferred rent receivable                                                          48,397            39,588
        Investments in real estate mortgages and equity of
            unconsolidated companies                                                     583,262           601,770
        Notes receivable, net                                                            148,482           156,676
        Other assets, net                                                                118,286            98,681
                                                                                     -----------       -----------
                  Total assets                                                       $ 4,591,728       $ 4,179,980
                                                                                     ===========       ===========


     LIABILITIES:
        Borrowings under credit facility                                             $   457,000       $   350,000
        Notes payable                                                                  1,517,927         1,360,124
        Accounts payable, accrued expenses and other liabilities                          79,222           127,258
                                                                                     -----------       -----------
                  Total liabilities                                                    2,054,149         1,837,382
                                                                                     -----------       -----------


     MINORITY INTERESTS:
       Operating partnership, 6,416,642 and 6,397,072 units,
           respectively                                                                  121,806           117,103
       Investment joint ventures                                                          27,815            28,178
                                                                                     -----------       -----------
                  Total minority interests                                               149,621           145,281
                                                                                     -----------       -----------

     SHAREHOLDERS' EQUITY:
           6 3/4% Series A Convertible Cumulative Preferred Shares,
           $.01 par value, authorized 100,000,000 shares,
           8,000,000 shares issued and outstanding at March 31, 1998                     200,000                 -
       Common shares, $.01 par value, authorized 250,000,000 shares,
          118,725,105 and 117,977,907 shares issued and outstanding
           at March 31, 1998 and December 31, 1997, respectively                           1,186             1,179
        Additional paid-in capital                                                     2,248,628         2,253,928
        Deferred compensation on restricted shares                                          (281)             (283)
        Retained deficit                                                                 (61,575)          (57,507)
                                                                                     -----------       -----------
                  Total shareholders' equity                                           2,387,958         2,197,317
                                                                                     -----------       -----------
                  Total liabilities and shareholder's equity                         $ 4,591,728       $ 4,179,980
                                                                                     ===========       ===========





                     The accompanying notes are in integral
                       part of these financial statements

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS
                             EXCEPT PER SHARE DATA)
                                    (NOTE 1)



                                                             For the three months
                                                               ended March 31,
                                                                 (unaudited)
                                                            1998              1997
                                                       -------------      -------------
     REVENUES:
        Office and retail properties                   $     126,428      $      70,415
        Hotel properties                                      12,874              8,985
        Behavioral healthcare properties                      13,823                --
        Interest and other income                              8,024              1,530
                                                       -------------      -------------
               Total revenues                                161,149             80,930
                                                       -------------      -------------

     EXPENSES:
        Real estate taxes                                     16,097              7,925
        Repairs and maintenance                                8,700              5,151
        Other rental property operating                       29,891             17,520
        Corporate general and administrative                   3,147              4,845
        Interest expense                                      34,283             14,744
        Amortization of deferred financing costs               1,140                649
        Depreciation and amortization                         26,582             13,952
                                                       -------------      -------------
               Total expenses                                119,840             64,786
                                                       -------------      -------------

              Operating income                                41,309             16,144

     OTHER INCOME:
        Equity in net income of unconsolidated
          companies                                            5,845              4,101
                                                       -------------      -------------


     INCOME BEFORE MINORITY INTERESTS                         47,154             20,245
     Minority interests                                       (4,746)            (3,494)
                                                       -------------      -------------

     NET INCOME                                               42,408             16,751

     PREFERRED SHARE DIVIDENDS                                (1,575)               --
                                                       -------------      -------------

     NET INCOME APPLICABLE TO COMMON SHAREHOLDERS      $      40,833      $      16,751
                                                       =============      =============

     PER COMMON SHARE DATA:
        Net Income - Basic                             $        0.35      $        0.23
                                                       =============      =============
        Net Income - Diluted                           $        0.33      $        0.22
                                                       =============      =============

     WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC         118,379,709         72,305,184
                                                       =============      =============
     WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED       123,068,052         75,858,825
                                                       =============      =============



                     The accompanying notes are an integral
                      part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                (NOTES 1 AND 3)


                                                                            For the three months
                                                                              ended March 31,
                                                                          ------------------------
                                                                                (unaudited)
                                                                            1998          1997
                                                                          ---------      ---------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income applicable to common shareholders                         $  40,833      $  16,751
     Adjustments to reconcile net income to
       net cash provided by operating activities:
        Depreciation and amortization                                        27,722         14,601
        Minority interests                                                    4,746          3,494
        Non-cash compensation                                                    24             20
        Equity in earnings in excess of distributions
          received from unconsolidated companies                             (3,635)          (182)
        Decrease (increase) in accounts receivable                            6,132         (4,513)
        Increase in deferred rent receivable                                 (8,809)        (3,276)
        Increase in other assets                                            (18,623)        (3,458)
        Decrease in restricted cash and cash equivalents                     11,140         12,112
        Decrease in accounts payable, accrued
          expenses and other liabilities                                    (48,036)        (5,106)
                                                                          ---------      ---------
           Net cash provided by operating activities                         11,494         30,443
                                                                          ---------      ---------

     CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of investment properties                               (421,354)      (222,158)
        Development of investment properties                                 (5,416)        (3,801)
        Capital expenditures - rental properties                             (8,481)        (2,638)
        Tenant improvement and leasing costs - rental properties            (14,241)        (6,925)
        Decrease (increase) in restricted cash and cash equivalents -
           capital reserves                                                   3,869           (281)
        Investment in unconsolidated companies                               22,143           (930)
        Decrease in escrow deposits - acquisition of investment                 (80)        (4,890)
           properties
        Decrease (increase) in notes receivable                               8,194        (11,642)
                                                                          ---------      ---------
           Net cash used in investing activities                           (415,366)      (253,265)
                                                                          ---------      ---------

     CASH FLOWS FROM FINANCING ACTIVITIES:
        Debt financing costs                                                    127           (564)
        Borrowings under credit facility                                    335,050        116,000
        Payments under credit facility                                     (228,050)           --
        Debt proceeds                                                       158,100        151,039
        Debt payments                                                          (297)           (80)
        Capital distributions - joint venture partner                          (763)          (728)
        Proceeds from exercise of common share options                           78            355
        Net proceeds from preferred share offering                          191,250            --
        Distributions to shareholders and unitholders                       (49,697)       (26,100)
                                                                          ---------      ---------
           Net cash provided by financing activities                        405,798        239,922
                                                                          ---------      ---------


     INCREASE IN CASH AND CASH EQUIVALENTS                                    1,926         17,100
     CASH AND CASH EQUIVALENTS,
        Beginning of period                                                  66,622         25,592
                                                                          ---------      ---------
     CASH AND CASH EQUIVALENTS,
        End of period                                                     $  68,548      $  42,692
                                                                          =========      =========




                     The accompanying notes are an integral
                      part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Company ("Crescent Equities") is a fully integrated real estate company operating as a Texas real estate investment trust for federal income tax purposes (a "REIT"). The Company provides management, leasing, and development services with respect to certain of its properties. The direct and indirect subsidiaries of Crescent Equities include Crescent Real Estate Equities Limited Partnership (the "Operating Partnership"); Crescent Real Estate Equities, Ltd. (the "General Partner"), which is the sole general partner of the Operating Partnership; seven single purpose limited partnerships (formed for the purpose of obtaining securitized debt) in which the Operating Partnership owns substantially all of the economic interests directly or indirectly, with the remaining interests owned indirectly by Crescent Equities through seven separate corporations, each of which is a wholly owned subsidiary of the General Partner and a general partner of one of the seven limited partnerships. The term "Company" includes, unless the context otherwise requires, Crescent Equities, the Operating Partnership, the General Partner and the other direct and indirect subsidiaries of Crescent Equities.

As of March 31, 1998, the Company directly or indirectly owned a portfolio of real estate assets (the "Properties") located primarily in 21 metropolitan submarkets in Texas and Colorado. The Properties include 86 office properties (the "Office Properties") with an aggregate of approximately 30.8 million net rentable square feet, 89 behavioral healthcare facilities (the "Behavioral Healthcare Facilities"), seven full-service hotels with a total of 2,276 rooms and two destination health and fitness resorts that can accommodate up to 452 guests daily (the "Hotel Properties"), real estate mortgages and non-voting common stock representing interests ranging from 40% to 95% in five unconsolidated residential development corporations (the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, own interests in 12 residential development properties (the "Residential Development Properties"), and seven retail properties (the "Retail Properties") with an aggregate of approximately .8 million net rentable square feet. In addition, the Company owns an indirect 38% interest in each of two corporations that currently own and operate approximately 80 refrigerated warehouses with an aggregate of approximately 394 million cubic feet (the "Refrigerated Warehouse Investment"). The Company also has a 42.5% partnership interest in a partnership whose primary holdings consist of a 364-room executive conference center and general partner interests ranging from one to 50%, in additional office, retail, multi-family and industrial properties. In addition, the Company has entered into a merger agreement, pursuant to which the Company will acquire Station Casinos, Inc. ("Station") (see Note 9 - Pending Transactions), a corporation that owns and operates, through wholly owned subsidiaries, four full-service casino/hotels and two riverboat casinos (collectively, the "Casino/Hotel Properties").

         Crescent Equities owns its assets and carries on its operations and other activities through the Operating Partnership and its other subsidiaries.

         The following table sets forth, by subsidiary, the Properties owned by such subsidiary as of March 31, 1998:

Operating Partnership:     59 Office Properties, six Hotel Properties and five
                           Retail Properties

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

Crescent Real Estate               Greenway Plaza Portfolio(1)
Funding III, IV, and V, L.P.:
("Funding III, IV and V")

Crescent Real Estate               Canyon Ranch-Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate               Behavioral Healthcare Facilities
Funding VII, L.P.:
("Funding VII")

------------------------
(1) Funding III owns the Greenway Plaza Portfolio, except for the central heated and chilled water plant building and Coastal Tower Office property, both located within Greenway Plaza, which are owned by Funding IV and Funding V, respectively.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         In March 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", which provides that internal costs of identifying and acquiring operating property should be expensed as incurred. This pronouncement is effective March 19, 1998 and has no material impact on the Company's financial statements.

3. SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS:

                                                                           Three months ended
                                                                                March 31,
                                                                           -------------------
                                                                            1998        1997
                                                                            ----        ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

   Interest paid                                                           $39,854     $13,108

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

  Two-for-one common share dividend                                        $    --     $   362
  Conversion of operating partnership units to common
    shares with resulting reduction in minority interest and
    increases in common shares and additional paid-in
    capital                                                                $ 3,352     $    --
  Issuance of operating partnership units in settlement
   of obligation                                                           $ 8,522     $    --

4.   INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED
     COMPANIES:

         The Company reports its share of income and losses based on its ownership interest in the respective equity investments. The following summarized information for all unconsolidated companies has been presented on an aggregated basis and classified under the captions "Residential Development Corporations" and "Refrigerated Warehouse Investment and Other," as applicable, as of March 31, 1998.

SUMMARY STATEMENTS OF OPERATIONS:                   FOR THE THREE MONTHS ENDED
                                                          MARCH 31, 1998
                                                 ---------------------------------
                                                   RESIDENTIAL         REFRIGERATED
                                                   DEVELOPMENT     WAREHOUSE INVESTMENT
                                                  CORPORATIONS          AND OTHER
                                                 ----------------  --------------------
     Total revenues...........................         $  66,528          $  18,148
     Total expenses...........................            61,450             15,684
                                                      ----------         ----------
     Net income...............................        $    5,078         $    2,464
                                                      ==========         ==========
     Company's equity in net income of
        unconsolidated companies..............        $    4,338         $    1,507
                                                      ==========         ==========


5. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:

Following is a summary of the Company's debt financing:

                                                                                         March 31, 1998
                                                                                         --------------
SECURED DEBT

LaSalle Note I bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization  based on a
25-year amortization schedule through maturity in August 2027(1), secured by
the Funding I properties.............................................................      $  239,000

LaSalle Note II bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028(2),
secured by the Funding II properties.................................................         161,000

LaSalle Note III due July 1999, bears interest at 30-day LIBOR plus a weighted average  rate of 2.135% (at March 31, 1998 the rate was 7.82% subject to a rate cap of 10%) with a five-year interest-only term, secured by the Funding III,
IV and V properties..................................................................         115,000

Chase Manhattan Note due September 2001, bears interest at 30-day LIBOR plus 175 basis points (at March 31, 1998 the rate was 7.44%), and requires payments of
interest only during its term, secured by the Fountain Place Office Property ........          97,123

CIGNA Note due December 2002, bears interest at 7.47% with a seven-year interest-only term, secured by the MCI Tower Office Property and Denver
Marriott City Center Hotel Property..................................................          63,500

                                                                                          March 31, 1998
                                                                                          --------------

Metropolitan Life Note II due December 2002, bears interest at 6.93% with monthly principal and interest payments based on a 25-year amortization schedule, secured
by the Energy Centre Office Property.................................................          44,831

Northwestern Note due January 2003, bears interest at 7.66% with a seven-year
interest-only term, secured by the 301 Congress Avenue Office Property...............          26,000

Metropolitan Life Note due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule, secured
by five of The Woodlands Office Properties...........................................          12,030

Nomura Funding VI Note bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through July 2020(3),
secured by the Funding VI property...................................................           8,666

Rigney Note due November 2012, bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization schedule, secured by a
parcel of land.......................................................................             777

UNSECURED DEBT

Line of Credit with BankBoston, N.A. ("BankBoston") ("Credit Facility") (see
description of Credit Facility below)................................................         457,000

Short-term BankBoston Note due May 1998, bears interest at Eurodollar rate plus
120 basis points (at March 31, 1998, the rate was 6.89%).............................         250,000

Short-term BankBoston Note II due August 1998, bears interest at Eurodollar rate
plus 120 basis points (at March 31, 1998, the rate was 6.89%)........................         100,000

2007 Notes bear interest at a fixed rate of 7.13% with a ten-year interest-only term, due September 2007 (see "Notes Offering" below for a description of
changes in the interest rate under specified circumstances)..........................         250,000

2002 Notes bear interest at a fixed rate of 6.63% with a five-year interest-only term, due September 2002 (see "Notes Offering" below for a
description of changes in the interest rate under specified circumstances)...........         150,000
                                                                                         ------------

Total Notes Payable                                                                      $  1,974,927
                                                                                         ============



----------------------------

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

CREDIT FACILITY

         On December 19, 1997, the Credit Facility was increased to $550,000, to enhance the Company's financial flexibility in making new real estate investments. The interest rate on advances under the Credit Facility is the Eurodollar rate plus 120 basis points. The Credit Facility is unsecured and expires in June 2000. The Credit Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, and a minimum net worth requirement. As of March 31, 1998, the Company was in compliance with all covenants. As of March 31, 1998, the interest rate was 6.89% and $93,000 was available under the Credit Facility.

NOTES OFFERING

         On September 22, 1997, the Operating Partnership completed a private offering of unsecured notes in an aggregate principal amount of $400,000 (the "Notes"). The interest rates on the Notes are subject to temporary increase by 50 basis points in the event that a registered offer to exchange the Notes for notes of the Operating Partnership with terms identical in all material respects to the Notes were not consummated or a shelf registration statement with respect to the resale of the Notes is not declared effective by the Securities and Exchange Commission (the "SEC") on or before March 21, 1998. The interest rates on the Notes were temporarily increased by 50 basis points, since the exchange offer was not completed by March 21, 1998. The Company anticipates that the interest rates on the Notes will return to the original rates in June 1998.

6.   MINORITY INTERESTS:

         Minority interests represent (i) the limited partnership interests owned by unitholders in the Operating Partnership ("units") and (ii) joint venture interests held by outside interests. Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's investment in the Operating Partnership is increased. During the three months ended March 31, 1998, there were 105,585 units exchanged for 211,170 common shares.

7.   SHAREHOLDERS' EQUITY:

         On February 3, 1998, the Company paid a cash dividend and unitholder distribution of $49,697 or $.38 per share and equivalent unit, to shareholders and equivalent unitholders of record on January 20, 1998. The dividend represented an annualized dividend of $1.52 per share and equivalent unit.

         On February 19, 1998, the Company completed an offering (the "February 1998 Preferred Offering") of 8,000,000 shares of 6 3/4% Series A convertible cumulative preferred shares (the "Series A Preferred Shares") with a liquidation preference of $25 per share. Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of .6119 common share per Series A Preferred Share), subject to adjustment in certain circumstances. Net proceeds to the Company from the February 1998 Preferred Offering after underwriting discounts of $8,000 and other offering costs of $750 were approximately $191,250. The net proceeds from the February 1998 Preferred Offering were used to repay borrowings under the Credit Facility. Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable quarterly in arrears commencing on May 15, 1998. The dividend represents an annualized dividend of $1.69 per share, or $.42 per share quarterly. On May 15, 1998, the Company paid the preferred dividend of $3,264.

8.   ACQUISITIONS:

         During the first quarter of 1998, the Company acquired in fee simple the following Properties from unrelated third parties. The Company funded these acquisitions through borrowings under the Credit Facility and borrowings under the Company's $250,000 BankBoston Note.

                                                                                                        Net
                                                                                                      Rentable
                                                          Company's           Hotel                    Area
    Property Name     Acq. Date    City, State    Ownership %  Acq. Price     Rooms   Apartments    (In Sq. Ft.)
    -------------     ---------    -----------    -----------  ----------     -----   ----------    ------------
Austin Centre/Omni
  Austin Hotel        1/23/98     Austin, TX          100      $   96,400      314        61            344,000
Post Oak Central      2/13/98     Houston, TX         100         155,250      N/A        N/A         1,278,000
Washington Harbour    2/25/98     Washington, D.C.    100         161,000      N/A        N/A           536,000


9.   PENDING TRANSACTIONS:
         Station Casinos, Inc.

         On January 16, 1998, the Company entered into an agreement and plan of merger pursuant to which Station will merge (the "Merger") with and into the Company. Station is an established multi-jurisdictional casino/hotel company that owns and operates, through wholly owned subsidiaries, six distinctly themed casino/hotel properties, four full-service casinos/hotels which are located in Las Vegas, Nevada, and two riverboats, one of which is located in Kansas City, Missouri and one of which is located in St. Charles, Missouri. As a result of the Merger, the Company will acquire the real estate and other assets of Station, except to the extent operating assets are transferred immediately prior to the Merger.

         For the additional information regarding the Merger, see the Company's Current Report on Form 8-K dated January 16, 1998 and filed January 27, 1998, and the amendments thereto filed February 13, 1998 and April 27, 1998.

         Refrigerated Warehouse Investment.

         On March 25, 1998, Americold Corporation, a wholly owned subsidiary of the Americold partnership which the Company owns an indirect 38% interest in, entered into an agreement to acquire the assets of Freezer Services, Inc., consisting of nine cold storage warehouses for approximately $134,000, including $22,000 of indebtedness. There can be no assurance that this proposed transaction will ultimately be completed

10.  PRO FORMA FINANCIAL INFORMATION

         The pro forma financial information for the three months ended March 31, 1998 assumes the completion, in each case as of January 1, 1998, of (i) the February 1998 Preferred Share Offering; (ii) the 1998 completed acquisitions, inclusive of the pending transaction with Station (see Note 9); and (iii) the Unit Investment Trust Offering (as defined in Note 11). Pro Forma information assumes as of January 1, 1998, all offering proceeds were used for repayment of indebtedness incurred for acquisitions.

                                                   For the three months ended
                                                          March 31, 1998
                                                   --------------------------
     Total revenues                                         $214,453
     Operating income                                         49,552
     Income before minority
        interests                                             55,397

     Net income available to common
        shareholders                                          44,876

     Per common share data:
        Net income - Basic                                  $   0.38
        Net income - Diluted                                $   0.36

         The pro forma operating results combine the Company's historical operating results with the historical incremental rental income and operating expenses including an adjustment for depreciation based on the acquisition price associated with the Office Property acquisitions. Pro forma adjustments primarily represent the following: (i) rental income to the Company from the Hotel Property acquired during 1998 based on lease payments (base rent and percentage rent) from the hotel lessee by applying the rent provisions (as set forth in the lease agreement) to historical revenues of the hotel property; (ii) rental income to the Company from the Casino/Hotel Properties to be acquired as a result of the Station Merger based on an estimated lease payment from the Casino/Hotel lessee by using the historical operating results of the Casino/Hotel Properties; (iii) an adjustment for depreciation expense for Office and Hotel Properties acquired in 1998 and for the Casino/Hotel
Properties and (iv) interest costs assuming the borrowings to finance acquisitions and assumption of debt for investments.

         These pro forma amounts are not necessarily indicative of what the actual financial position or results of operations of the Company would have been assuming the above investments had been consummated or as of the beginning of the period, nor do they purport to represent the future financial position or results of operations of the Company.

11.  SUBSEQUENT EVENTS:

         On April 8, 1998, the Company declared a cash dividend and unitholder distribution of $.38 per share and equivalent unit to shareholders and equivalent unitholders of record on April 20, 1998. The cash dividend and unitholder distributions were paid May 5, 1998, and represent an annualized dividend of $1.52 per share and equivalent unit.

         On April 23, 1998, the Company completed an offering of 1,365,138 common shares at $32.27 per share to Merrill Lynch & Co. (the "Underwriter"). The Underwriter deposited the common shares with the trustee of the Equity Investor Fund Cohen & Steers Realty Majors Portfolio (A Unit Investment Trust) (the "Trust"), in exchange for units in the Trust (the "Unit Investment Trust Offering"). Net proceeds to the Company from the Unit Investment Trust Offering were $43,960. The net proceeds were used to reduce borrowings outstanding under the Credit Facility.

         On May 1, 1998, the Company acquired, subject to a ground lease, Datran Center, two Class A office buildings, containing approximately 472,000 net rentable square feet located in the South Dade/Kendall submarket of Miami, Florida. The purchase price was approximately $71,000 of which $47,000 was funded through the assumption of two mortgage notes encumbering the leasehold interests in the land and the building and the remaining balance of $24,000 through a borrowing under the Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND HISTORICAL RESULTS OF OPERATIONS

         This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal and recurring nature. The information herein should be read in conjunction with the more detailed information contained in the Company's Form 10-K for the year ended December 31, 1997. Capitalized terms used but not otherwise defined therein, shall have the meanings ascribed to those terms in the footnotes to the financial statements.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are set forth in the Company's Current Report on Form 8-K dated April 17, 1998 and filed April 28, 1998 and include the following: changes in real estate conditions (including rental rates and competing properties) or in industries in which the Company's principal tenants compete; changes in general economic conditions; consummation of the proposed merger with Station on terms other than those described herein or the failure to consummate the merger; the ability to identify acquisitions and investment opportunities meeting the Company's investment strategy; timely leasing of unoccupied square footage; timely releasing of occupied square footage upon expiration; the Company's ability to generate revenues sufficient to meet debt service payments and other operating expenses; the Company's inability to control the management and operation of its residential development properties, its tenants and the businesses associated with its investment in refrigerated warehouses; financing risks, such as the availability of funds sufficient to service existing debt, changes in interest rates associated with its variable rate debt, the availability of equity and debt financing terms acceptable to the Company, the possibility that the Company's outstanding debt (which requires so-called "balloon" payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and the fact that interest rates under the Credit Facility and certain of the Company's other financing arrangements may increase; the existence of complex regulations relating to the Company's status as a real estate investment trust and the adverse consequences of the failure to qualify as such;

and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         Total revenues increased approximately $80.2 million, or 99.1%, to $161.1 million for the three months ended March 31, 1998, as compared to $80.9 million for the three months ended March 31, 1997. An increase in Office and Retail Property revenues of $56.0 million is primarily attributable to: (i) the acquisition of 27 Office Properties and one Retail Property subsequent to March 31, 1997, which resulted in $42.9 million of incremental revenues; (ii) the fact that five Office Properties acquired during the first quarter of 1997 contributed revenues for a full quarter in 1998 as compared to a partial quarter year in 1997, which resulted in $6.0 million of incremental revenues; and (iii) an increase in Office and Retail Property revenues of $7.1 million from the properties owned as of January 1, 1997, which is primarily due to rental rate and occupancy increases at these Properties. The increase in Hotel Property revenues of $3.9 million is primarily attributable to $.6 million from Hotel Properties owned as of January 1, 1997, which is attributable to an increase percentage rent received from the hotel lessee as a result of an increase in revenues at the hotels and $3.2 million from Hotel Properties acquired subsequent to January 1, 1997. The increase in Behavioral Healthcare Facilities revenues of $13.8 million is attributable to the acquisition of the facilities in June 1997. The increase in interest and other income of $6.5 million for the three months ended March 31, 1998, is primarily attributable to the sale of marketable securities and the $100.6 million increase in notes receivable as a result of the acquisition of certain notes included in the Carter-Crowley portfolio, and loans to Crescent Operating, Inc. ("COI").

         Total expenses increased $55.1 million, or 85%, to $119.8 million for the three months ended March 31, 1998, as compared to $64.8 million for the three months ended March 31, 1997. An increase in rental property operating expenses of $24.1 million is primarily attributable to: (i) the acquisition of 27 Office Properties and one Retail Property subsequent to March 31, 1997, which resulted in $19.7 million of incremental expenses, and (ii) the fact that five Office Properties acquired during the first quarter of 1997 contributed expenses for a full quarter in 1998 as compared to a partial quarter in 1997, which resulted in $2.4 million of incremental expenses; and (iii) an increase in expenses of $1.5 million from the Office and Retail Properties owned as of January 1, 1997. Depreciation and amortization increased $12.6 million primarily due to the acquisitions of Office, Retail and Hotel Properties and the Behavioral Healthcare Facilities. An increase in interest expense of $19.5 million is primarily attributable to: (i) $7.1 million of interest payable under the Notes due 2002 and Notes due 2007, which were issued in a private offering in September 1997; (ii) $1.8 million of interest payable under the Chase Manhattan Note, which was assumed in the acquisition of Fountain Place in November 1997; (iii) $1.7 million of interest payable on the BankBoston Note II; and (iv) $8.3 million of incremental interest payable due to draws under the Credit Facility (average balance outstanding for first quarter 1998 and 1997 was $448 million and $156 million, respectively), all of which financing arrangements were used to fund investments.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $68.5 million and $66.6 million at March 31, 1998 and December 31, 1997, respectively. The increase is attributable to $405.8 million and $11.5 million of cash provided by financing and operating activities, respectively, offset by $415.4 million used in investing activities. The Company's inflow of cash provided by financing activities is primarily attributable to net borrowings under the Credit Facility ($107.0 million) and borrowings under the BankBoston Note ($158.1 million) and net proceeds from the February 1998 Preferred Offering ($191.3 million). The inflow from cash provided by financing activities was partially offset by the distributions paid to shareholders and unitholders ($49.7 million). The inflow from operating activities is primarily attributable to property operations, but is partially offset by the decrease in accounts payable due to the payment of real estate taxes. The Company utilized $415.4 million of cash flow primarily in the following investing activities: (i) the acquisition of six office properties and one hotel property ($421.4 million); (ii) recurring and non-recurring tenant improvement and leasing costs for the office and retail properties ($14.2 million); (iii) capital expenditures for rental properties ($8.5 million) primarily attributable to non-recoverable building improvements for the office and retail properties, and replacement of furniture, fixtures and equipment for the hotel properties; and (iv) development of investment properties ($5.4 million). The outflow of cash used in investing activities was partially offset by: (i) net distributions received from the Company's unconsolidated companies ($22.1 million) and (ii) decrease in notes receivable ($8.2 million).

         On February 19, 1998, the Company completed an offering of 8,000,000 shares of 6 3/4% Series A convertible cumulative preferred shares with a liquidation preference of $25.00 per share. Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of .6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. Net proceeds to the Company from the February 1998 Preferred Offering after underwriting discounts of $8.0 million and other offering costs of $.8 million were approximately $191.3 million. The net proceeds from the February 1998 Preferred Offering were used to repay borrowings under the Credit Facility. Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable quarterly in arrears commencing on May 15, 1998. The dividend represents an annualized dividend of $1.69 per share, or $.42 per share quarterly.

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

         The significant terms of the Company's primary debt financing arrangements are shown below (dollars in thousands):

                                                                                                      BALANCE
                                                                 INTEREST                           OUTSTANDING
                                             MAXIMUM               RATE          EXPIRATION             AT
              DESCRIPTION                  BORROWINGS           AT 3/31/98          DATE             3/31/98
---------------------------------------- ---------------- ----- ----------- --------------------- --------------
Secured Fixed Rate Debt:
LaSalle Note I                                $  239,000          7.83%         August 2027(1)       $  239,000
LaSalle Note II                                  161,000          7.79%          March 2028(2)          161,000
CIGNA Note                                        63,500          7.47%        December 2002             63,500
Metropolitan Life Note II                         44,831          6.93%        December 2002             44,831
Northwestern Life Note                            26,000          7.66%         January 2003             26,000
Metropolitan Life Note I                          12,030          8.88%        September 2001            12,030
Nomura Funding VI Note                             8,666         10.07%          July 2020(3)             8,666
Rigney Promissory Note                               777          8.50%        November 2012                777
                                         ----------------       -----------                       --------------
     Subtotal/Weighted Average                $  555,804          7.75%                              $  555,804
                                         ================       ===========                       ==============
Secured Capped Variable Rate Debt:
     LaSalle Note III                        $   115,000          7.82%          July 1999           $  115,000
                                         ================       ===========                       ===============
Secured Variable Rate Debt:
     Chase Manhattan Note                    $    97,123          7.44%        September 2001       $    97,123
                                         ================       ===========                       ==============
Unsecured Fixed Rate Debt:
Notes due 2007                                $  250,000          7.13%        September 2007        $  250,000
Notes due 2002                                   150,000          6.63%        September 2002           150,000
                                         ================       ===========                       ==============
     Subtotal/Weighted Average                $  400,000          6.94%                              $  400,000
                                         ================       ===========                       ==============
Unsecured Variable Rate Debt:
Line of Credit                                $  550,000          6.89%          June 2000           $  457,000
BankBoston Note                                  250,000          6.89%           May 1998              250,000
BankBoston Note II                               100,000          6.89%         August 1998             100,000
                                         ----------------       -----------                       --------------
     Subtotal/Weighted Average                $  900,000          6.89%                               $ 807,000
                                         ================       ===========                       ==============
TOTAL/WEIGHTED AVERAGE                        $2,067,927          7.22%                              $1,974,927
                                         ================       ===========                       ==============

-----------------

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

         Based on the Company's total market capitalization of $6.9 billion at March 31, 1998 (at a $36 share price, which was the closing price of the common shares on the New York Stock Exchange on March 31, 1998, and including the full conversion of all units of minority interest in the Operating Partnership plus total indebtedness), the Company's debt represented 29% of its total market capitalization. The Company currently intends to maintain a conservative capital structure with total debt targeted at 40% of total market capitalization.

         The Company expects to meet its short-term liquidity requirements primarily through cash flow provided by operating activities, which the Company believes will be adequate to fund normal recurring operating expenses, debt service requirements, recurring capital expenditures and distributions to shareholders and unitholders. To the extent the Company's cash flow from operating activities is not sufficient to finance non-recurring capital expenditures, such as tenant improvement and leasing costs related to previously unoccupied space, or investment property acquisition and development costs, the Company expects to finance such activities with proceeds available under the Credit Facility, available cash reserves and other debt and equity financing.

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

FUNDS FROM OPERATIONS

         Funds from Operations ("FFO"), based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income (loss) (determined in accordance with generally accepted accounting principles or "GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance of an equity REIT. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate distributions paid to shareholders and unitholders for the three months ended March 31, 1998 and 1997 were $49.7 and $26.1 million, respectively. An increase in FFO does not necessarily result in an increase in aggregate distributions because the Company's board of trustees is not required to increase distributions on a quarterly basis unless necessary in order to enable the Company to maintain REIT status. Because the Company must distribute 95% of its real estate investment trust taxable income (as defined in the Code), however, a significant increase in FFO will generally require an increase in distributions to shareholders and unitholders although not necessarily on a proportionate basis. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net income (loss) and cash flows as reported in the consolidated financial statements and notes thereto. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REIT's because these REIT's may not apply the definition of FFO in the same manner as the Company.

                       STATEMENTS OF FUNDS FROM OPERATIONS
                             (dollars in thousands)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                               1998         1997
                                                                             --------      --------
     Income Before Minority Interests                                        $ 47,154      $ 20,245

     Adjustments:
       Depreciation and amortization of real estate assets                     26,051        13,496
       Adjustment for investments in real estate mortgages and equity of
         unconsolidated companies                                              12,314           266
       Minority interest in joint ventures                                     (1,575)         (416)
       Preferred stock dividends                                                 (400)           --
                                                                             --------      --------

     Funds From Operations                                                   $ 83,544      $ 33,591
                                                                             ========      ========



          RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
                             BY OPERATING ACTIVITIES
                             (dollars in thousands)

                                                                            Three Months Ended
                                                                                March 31,
                                                                            1998         1997
                                                                          --------      --------
     Funds From Operations                                                $ 83,544      $ 33,591

     Adjustments:
       Depreciation and amortization of non-real estate assets                 345           293
       Amortization of deferred financing costs                              1,140           649
       Minority interest in joint ventures profit and depreciation
          and amortization of real estate assets                               586           579
       Adjustment for investments in real estate mortgages and equity
          of unconsolidated companies                                      (12,314)         (266)
       Change in deferred rent receivable                                   (8,809)       (3,276)
       Change in current assets and liabilities                            (49,387)         (965)
       Equity in earnings in excess of distributions received from
           unconsolidated companies                                         (3,635)         (182)
       Non-cash compensation                                                    24            20
                                                                          --------      --------


     Net Cash Provided by Operating Activities                            $ 11,494      $ 30,443
                                                                          ========      ========


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         This item is inapplicable to the Company because its market capitalization was less than $2.5 billion on January 28, 1997.

                               OFFICE PROPERTIES


              The following table sets forth certain information about the Office Properties as of March 31, 1998.

                                                                                                                  WEIGHTED
                                                                                                                   AVERAGE
                                                                                     NET                        FULL-SERVICE
                                                                                  RENTABLE                       RENTAL RATE
                                     NO. OF                            YEAR         AREA           PERCENT        PER LEASED
         STATE, CITY, PROPERTY     PROPERTIES    SUBMARKET           COMPLETED    (SQ. FT.)         LEASED        SQ. FT.(1)
         ---------------------     ----------    ---------           ---------    ---------         ------        ----------
   TEXAS
    DALLAS
      Bank One Center(2)..........        1    CBD                        1987   1,530,957            73%       $      21.46
      The Crescent Office Towers..        1    Uptown/Turtle Creek        1985   1,210,949            96               28.26
      Fountain Place..............        1    CBD                        1986   1,200,266            95               18.13
      Trammell Crow Center(3).....        1    CBD                        1984   1,128,331            87(5)            25.04
      Stemmons Place..............        1    Stemmons Freeway           1983     634,381            92               14.09
      Spectrum Center(4)..........        1    Far North Dallas           1983     598,250            74               20.67
      Waterside Commons...........        1    Las Colinas                1986     458,739            99               16.60
      Caltex House................        1    Las Colinas                1982     445,993            93               25.68
      Reverchon Plaza.............        1    Uptown/Turtle Creek        1985     374,165            98               17.34
      The Aberdeen................        1    Far North Dallas           1986     320,629           100               18.19
      MacArthur Center I & II.....        1    Las Colinas           1982/1986     294,069            98               18.20
      Stanford Corporate Centre...        1    Far North Dallas           1985     265,507           100               16.36
      The Amberton................        1    Central Expressway         1982     255,052            77(5)            11.15
      Concourse Office Park.......        1    LBJ Freeway           1972-1986     244,879            87(5)            12.73
      12404 Park Central..........        1    LBJ Freeway                1987     239,103            85(5)            18.48
      Palisades Central II........        1    Richardson/Plano           1985     237,731            92               16.79
      3333 Lee Parkway............        1    Uptown/Turtle Creek        1983     233,769            83(5)            19.12
      Liberty Plaza I & II........        1    Far North Dallas      1981/1986     218,813           100               13.45
      The Addison.................        1    Far North Dallas           1981     215,016            99               15.72
      The Meridian................        1    LBJ Freeway                1984     213,915            92               15.34
      Palisades Central I.........        1    Richardson/Plano           1980     180,503            88               14.13
      Walnut Green................        1    Central Expressway         1986     158,669            92               13.90
      Greenway II.................        1    Richardson/Plano           1985     154,329            98               19.45
      Addison Tower...............        1    Far North Dallas           1987     145,886            95(5)            13.37
      5050 Quorum.................        1    Far North Dallas           1981     133,594            94               14.93
      Cedar Springs Plaza.........        1    Uptown/Turtle Creek        1982     110,923            94               16.81
      Greenway IA.................        1    Richardson/Plano           1983      94,784           100               21.95
      Valley Centre...............        1    Las Colinas                1985      74,861            97               15.22
      Greenway I..................        1    Richardson/Plano           1983      51,920           100               21.95
      One Preston Park............        1    Far North Dallas           1980      40,525            82               15.08
                                        ---                                     ----------       -------        ------------
        Subtotal/Weighted Average.       30                                     11,466,508            90%       $      19.70
                                        ---                                     ----------       -------        ------------

    FORT WORTH
      Continental Plaza...........        1    CBD                        1982     954,895            50%(5)    $      15.71
                                       ----                                     ----------       -------        ------------

    HOUSTON
     Greenway Plaza Office
       Portfolio..................       10    Richmond-Buffalo      1969-1982   4,286,277            86%       $      15.16
                                               Speedway
     Houston Center...............        3    CBD                   1974-1983   2,764,418            92               15.00
     Post Oak Central.............        3    West Loop/Galleria    1974-1981   1,277,598            94               15.86
     The Woodlands Office
       Properties(6)..............       12    The Woodlands         1980-1996     810,630            98               15.01
      Three Westlake Park(7)......        1    Katy Freeway               1983     414,251            99               13.45
      U.S. Home Building..........        1    West Loop/Galleria         1982     399,777            83               14.67
                                       ----                                     ----------       -------        ------------
        Subtotal/Weighted Average.       30                                      9,952,951            90%       $      15.10
                                        ---                                     ----------       -------        ------------

    AUSTIN
      Frost Bank Plaza............        1    CBD                        1984     433,024            74%(5)    $      17.81
      301 Congress Avenue(8)......        1    CBD                        1986     418,338            96(5)            23.03
      Bank One Tower..............        1    CBD                        1974     389,503            95               16.63
      Austin Centre...............        1    CBD                        1986     343,665            98               19.21
      The Avallon.................        1    Northwest             1993/1997     232,301(9)         78(5)            18.95
      Barton Oaks Plaza One.......        1    Southwest                  1986      99,792            92               19.71
                                       ----                                     ----------       -------        ------------
          Subtotal/Weighted Average       6                                      1,916,623            89%       $      19.28
                                       ----                                     ----------       -------        ------------

   COLORADO
    DENVER
      MCI Tower...................        1    CBD                        1982     550,807            93%       $      17.96
      Ptarmigan Place.............        1    Cherry Creek               1984     418,565            83(5)            15.97
      Regency Plaza One...........        1    DTC                        1985     309,862            86(5)            20.93

                                                                                                                  WEIGHTED
                                                                                                                   AVERAGE
                                                                                     NET                        FULL-SERVICE
                                                                                  RENTABLE                       RENTAL RATE
                                     NO. OF                            YEAR         AREA           PERCENT        PER LEASED
         STATE, CITY, PROPERTY     PROPERTIES    SUBMARKET           COMPLETED    (SQ. FT.)         LEASED        SQ. FT.(1)
         ---------------------     ----------    ---------           ---------    ---------         ------        ----------
      AT&T Building...............        1    CBD                        1982     184,581            95               14.89
      The Citadel.................        1    Cherry Creek               1987     130,652            97               19.79
      55 Madison..................        1    Cherry Creek               1982     137,176            80(5)            17.20
      44 Cook.....................        1    Cherry Creek               1984     124,174            90               17.98
                                        ---                                     ----------       -------        ------------
          Subtotal/Weighted Average       7                                      1,855,817            89%       $      17.79
                                        ---                                     ----------       -------        ------------

    COLORADO SPRINGS
      Briargate Office and
      Research Center                     1    Colorado Springs           1988     252,857            99%       $      15.35
                                        ---                                     ----------       -------        ------------


   LOUISIANA
    NEW ORLEANS
      Energy Centre...............        1    CBD                        1984     761,500            77%       $      14.58
      1615 Poydras................        1    CBD                        1984     508,741            79               15.08
                                        ---                                     ----------       -------        ------------
          Subtotal/Weighted Average       2                                      1,270,241            78%       $      14.79
                                        ---                                     ----------       -------        ------------

   FLORIDA
    MIAMI
      Miami Center................        1    CBD                        1983     782,686            78%       $      23.42
      Datran Center(10)...........        2    South Dade/Kendall    1986/1988     472,236            91               20.29
                                        ---                                     ----------       -------        ------------
        Subtotal/Weighted Average         2                                      1,254,922            83%       $      22.13
                                        ---                                     ----------       -------        ------------

   ARIZONA
    PHOENIX
      Two Renaissance Square......        1    Downtown/CBD               1990     476,373            88%(5)    $      22.62
      6225 North 24th Street......        1    Camelback Corridor         1981      86,451            67               21.80
                                        ---                                     ----------       -------        ------------
          Subtotal/Weighted Average       2                                        562,824            85%       $      22.52
                                        ---                                     ----------       -------        ------------

   WASHINGTON, D.C.
     WASHINGTON, D.C.
        Washington Harbour........        2    Georgetown                 1986     536,206            95%       $      36.60
                                        ---                                     ----------       -------        ------------

   NEBRASKA
    OMAHA
      Central Park Plaza..........        1    CBD                        1982     409,850            99%       $      15.27
                                        ---                                     ----------       -------        ------------

   NEW MEXICO
    ALBUQUERQUE
      Albuquerque Plaza...........        1    CBD                        1990     366,236            92%(5)    $      18.41
                                        ---                                     ----------       -------        ------------

   CALIFORNIA
    SAN FRANCISCO
      160 Spear Street............        1    South of Market/CBD        1984     276,420            97%       $      24.81
                                        ---                                     ----------       -------        ------------

    SAN DIEGO
      Chancellor Park(11).........        1    UTC                        1988     195,733            86%       $      20.42
                                        ---                                     ----------       -------        ------------

          TOTAL WEIGHTED AVERAGE..       88                                     31,272,083            88%(5)    $      18.20
                                        ===                                     ==========       =======        ============

   ---------------------------------


(1) Calculated based on base rent payable as of March 31, 1998, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles and including adjustments for expenses payable by or reimbursable from tenants.
(2) The Company has a 50% general partner interest in the partnership that owns Bank One Center.
(3) The Company owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building.
(4) The Company owns the principal economic interest in Spectrum Center through an interest in Spectrum Mortgage Associates L.P., which owns both a mortgage note secured by Spectrum Center and the ground lessor's interest in the land underlying the office building.
(5) Leases have been executed at certain Office Properties but had not commenced as of March 31, 1998. If such leases had commenced as of March 31, 1998, the percent leased for Office Properties would have been 92%. The total percent leased for such Properties would have been as follows:
     Trammell Crow Center - 90%; The Amberton - 80%; Concourse Office Park - 90%; 12404 Park Central - 100%; 3333 Lee Parkway - 98%; Addison Tower - 98%; Continental Plaza - 100%; Frost Bank Plaza - 77%; 301 Congress - 100%; The Avallon - 100%; Ptarmigan Place - 94%; Regency Plaza - 95%; 55 Madison
     - 87%; Two Renaissance Square - 91%; and Albuquerque Plaza - 96%.
(6) The Company has a 75% limited partner interest and an indirect approximately 10% general partner interest in the partnership that owns the 12 Office Properties that comprise The Woodlands Office Properties.
(7) The Company owns the principal economic interest in Three Westlake Park through its ownership of a mortgage note secured by Three Westlake Park.
(8) The Company has a 1% general partner and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

(9) In August 1997, construction was completed on a 106,342 square foot office property. The entire building is leased to BMC Software, Inc., which is expected to occupy in stages over the next 16 months.
(10) Acquired subsequent to March 31, 1998.
(11) The Company owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.

                AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

     The following table sets forth a schedule of the lease expirations for leases in place as of March 31, 1998, at the Company's Office Properties for each of the 10 years beginning with the remainder of 1998, assuming that none of the tenants exercises renewal options and excluding an aggregate of 3,817,269 square feet of unleased space.

                                                                                     PERCENTAGE
                                        NET RENTABLE     PERCENTAGE                   OF TOTAL    ANNUAL
                                            AREA         OF LEASED                     ANNUAL     BASE RENT
                            NUMBER OF    REPRESENTED    NET RENTABLE   ANNUAL BASE    BASE RENT   PER NET
                          TENANTS WITH   BY EXPIRING  AREA REPRESENTED  RENT UNDER   REPRESENTED  RENTABLE
                            EXPIRING       LEASES       BY EXPIRING      EXPIRING    BY EXPIRING  AREA
YEAR OF LEASE EXPIRATION     LEASES     (SQUARE FEET)      LEASES       LEASES(1)      LEASES     EXPIRING(1)
-------------------------------------------------------------------------------------------------------------
1998..............             491        1,954,133          7.1%       $32,154,430      6.2%       $16.45
1999..............             436        3,570,346         13.0         61,336,142     11.9         17.18
2000 .............             401        3,403,540         12.4         63,596,755     12.3         18.69
2001..............             328        3,777,740         13.8         66,116,626     12.8         17.50
2002..............             300        3,477,274         12.7         69,783,650     13.5         20.07
2003..............             118        1,788,048          6.7         31,567,157      6.1         17.65
2004 .............              88        2,708,897          9.9         51,534,032     10.0         19.02
2005..............              53        2,047,630          7.5         42,474,396      8.2         20.74
2006..............              21          530,108          1.9         10,234,120      2.0         19.31
2007..............              26        1,144,145          4.2         21,892,193      4.2         19.13
2008 and thereafter             44        3,052,953         11.1         65,063,918     12.6         21.31

(1) Calculated based on base rent payable as of the expiration date of the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

                                HOTEL PROPERTIES

         The following table sets forth certain information about the Hotel Properties for the three months ended March 31, 1998 and 1997. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.

                                                                                         For the three months ended
                                                                                                 March 31,
                                                                            -----------------------------------------------------
                                                                                                                      Revenue
                                                                                            Average      Average        Per
                                                                                           Occupancy       Daily       Available
                                                                                              Rate          Rate         Room
                                                               Year                         -------       -------       -------
                                                            Completed/
        Hotel Property(1)                   Location         Renovated        Rooms     1998   1997   1998    1997   1998   1997
        --------------                      --------         ---------        ------    ----   ----   ----    ----   ----   ----
        Full-Service/Luxury Hotels:
        Denver Marriott City Center        Denver, CO        1982/1994         613
        Four Seasons Hotel-Houston         Houston, TX         1982            399
        Hyatt Regency Albuquerque          Albuquerque/NM      1990            395
        Omni Austin Hotel                  Austin, TX          1986            314
        Hyatt Regency Beaver Creek         Avon, CO            1989            295
        Sonoma Mission Inn & Spa           Sonoma, CA      1927/1987/1997      198(2)
        Ventana Country Inn                Big Sur, CA     1975/1982/1988       62
                                                                             -----    -----  -----  -----    -----  -----    ------
              Total/Weighted Average                                         2,276     73%    77%   $170     $159    $123    $  123
                                                                             =====    =====  =====  =====    =====  =====    ======

                                                                              Guest Nights
                                                                              ------------

        Destination Health & Fitness
        Resorts
        Canyon-Ranch - Tucson              Tucson, AZ          1980            250(3)
        Canyon Ranch - Lenox               Lenox, MA           1989            202(3)
                                                                               ------
              TOTAL/WEIGHTED AVERAGE                                           452     90%(4) 82%(4)$519(5) $488(5) $455(6) $391(6)
                                                                             =====     ===    ===    ===     ====    ====    ====

---------------------------

(1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Hotel Properties and has leased the Hotel Properties to subsidiaries of COI pursuant to long-term leases.
(2)  In July 1997, 30 additional rooms were completed.
(3) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.
(4) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period.
(5) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.
(6) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

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

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

         The following table sets forth certain information as of March 31,1998, relating to the Residential Development Properties.



                                                                                                      Average
                                                                                  Total      Total    Closed
                 Residential                             Residential   Total    Lots/Units Lots/Units  Sale            Range of
Residential      Development                             Development   Lots/    Developed   Closed     Price           Proposed
Development      Properties    Type of                   Corporation's Units      Since     Since     Per Lot/       Sale Prices
Corporation(1)      (RDP)       RDP(2)      Location     Ownership %   Planned  Inception  Inception  Unit ($)      Per Lot ($)(3)
--------------      -----       ------      --------     -----------   -------  ---------  ---------  --------      --------------
Mira Vista       Mira Vista       SF     Fort Worth, TX    100.00%       706       581        537       94,300       50,000-265,000
 Development     The Highlands    SF     Breckenridge, CO   12.25%       750       219        206      140,000       55,000-250,000
 Corp.                                                                ------    ------     ------
     Total Mira Vista Development Corp.                                1,456       800        743
                                                                      ------    ------     ------


Houston Area     Falcon Point     SF     Houston, TX        100.0%     1,205       508        227       28,000        16,000-60,000
 Development     Spring Lakes     SF     Houston, TX        100.0%       536(4)      -          -          N/A        21,000-45,000
 Corp.
                                                                      ------    ------     ------

     Total Houston Area Development Corp                               1,741       508        227
                                                                      ------    ------     ------
Crescent         One Beaver Creek CO     Avon, CO            60.0%        18        18         18   $2,181,000 $1,330,000-3,420,000
Development      Market Square    CO     Avon, CO            60.0%        26        26         26      896,000    356,000-2,161,000
Management       The Reserve at
 Corp.              Frisco        SF     Frisco, CO          60.0%       134       134         81       95,000       75,000-169,000
                 Villa Montane
                   Townhomes      TH     Avon, CO            30.0%        27(5)      -          -          N/A    515,000-1,700,000
                 Villa Montane
                     Club         TS     Avon, CO            30.0%       746(5)      -          -          N/A        27,000-77,000
                 Villas at Beaver
                     Creek        TH     Avon, CO            30.0%        10(5)      -          -          N/A  1,500,000-2,950,000
                                                                      ------    ------     ------

     Total Crescent Development Management Corp.                         961       178        125
                                                                      ------    ------     ------

The Woodlands    The Woodlands    SF     The Woodlands, TX   42.5%    38,313    18,765     17,685       40,000       13,000-250,000
Land Company                                                          ------    ------     ------
Inc.

Desert Mountain  Desert Mountain  SF     Scottsdale, AZ      93.0%     2,544     1,872      1,622      305,000    150,000-2,500,000
Development                                                           ------    ------     ------
Corp.

     Total                                                            45,015    22,123     20,402
                                                                      ======    ======     ======

-------------------------------

(1) The Company has an approximately 94%, 94%, 90%, 95% and 95% ownership interest in Mira Vista Development Corp., Houston Area Development Corp., Crescent Development Management Corp., The Woodlands Land Company, Inc., and Desert Mountain Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations.
(2)  SF (Single-Family); CO (Condominium); TH (Townhome); and TS (Timeshare).
(3)  Based on existing inventory of developed lots and lots to be developed.
(4) The initial phase of this project (93 lots) is expected to be completed in the second quarter of 1998.
(5) As of March 31, 1998, eight units were under contract at Villas at Beaver Creek representing $17.9 million in sales proceeds, 14 units were under contract at Villa Montane Townhomes representing $13.0 million in sales proceeds, and 605 contracts were pre-sold at Villa Montane Club representing $36.9 million in sales proceeds.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other information
         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)



EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------
2.01           Agreement and Plan of Merger, dated as of January 16, 1998, as amended, by and between Crescent Real Estate Equities Company and Station Casinos, Inc. (filed as Exhibit No. 2.01 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997, as amended (the "1997 10-K") and incorporated herein by reference)

3.01           Restated Declaration of Trust of Crescent Real Estate Equities
               Company (filed as Exhibit No. 4.01 to the Registrant's
               Registration Statement on Form S-3 (File No. 333-21905) (the
               "1997 S-3") and incorporated herein by reference)

3.02           Amended and Restated Bylaws of Crescent Real Estate Equities
               Company, as amended (filed as Exhibit No. 3.04 to the 1997 10-K and incorporated herein by reference)

4.01 Registration Rights Agreement, dated February 16, 1996, by and among the Registrant, Crescent Real Estate Equities Limited
               Partnership and certain of the limited partners of Crescent Real
               Estate Equities Limited Partnership named therein (filed as
               Exhibit No. 4.02 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 10-K") and incorporated herein by reference)

4.02 Registration Rights Agreement, dated January 20, 1997, by and among the Registrant, Crescent Real Estate Equities Limited
               Partnership and certain of the limited partners of Crescent Real
               Estate Equities Limited Partnership named therein (filed as
               Exhibit No. 4.03 to the 1996 10-K and incorporated herein by reference)

4.03 Form of Registration Agreement relating to the acquisition of the Greenway Plaza Portfolio (filed as Exhibit No. 4.01 to the
               Registrant's Current Report on Form 8-K dated and filed
               September 27, 1996 (the "1996 8-K") and incorporated herein by reference)

4.04 Registration Rights Agreement, dated as of June 26, 1996, relating to Canyon Ranch-Tucson (filed as Exhibit No. 4.02 to the 1996 8-K and incorporated herein by reference)

4.05 Form of Common Share Certificate (filed as Exhibit No. 4.03 to the 1997 S-3 and incorporated herein by reference)

4.06           Statement of Designation of 6-3/4% Series A Convertible
               Cumulative Preferred Shares of Crescent Real Estate Equities
               Company (filed as Exhibit No. 4.07 to the 1997 10-K and incorporated herein by reference)

4.07           Form of Certificate of 6-3/4% Series A Convertible Cumulative
               Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4 to the Registrant's Registration Statement on
               Form 8-A/A filed on February 18, 1998 and incorporated herein by reference)

4.08           Indenture, dated as of September 22, 1997, between Crescent Real
               Estate Equities Limited Partnership and State Street Bank and
               Trust Company, of Missouri, N.A. (filed as Exhibit No. 4.01 to the Registration Statement on Form S-4 (File No. 333-42293) of
               Crescent Real Estate Equities Limited Partnership (the "Form
               S-4") and incorporated herein by reference)

4.09           Form of 6-5/8% Note due 2002 (filed as Exhibit No. 4.04 to the
               Form S-4 and incorporated herein by reference)

4.10           Form of 7-1/8% Note due 2007 (filed as Exhibit No. 4.05 to the
               Form S-4 and incorporated herein by reference)

4.11 Registration Rights Agreement, dated as of September 22, 1997, among Crescent Real Estate Equities Limited Partnership, Merrill
               Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc. (filed as Exhibit No. 4.06 to the Form
               S-4 and incorporated herein by reference)

4.12           Purchase Agreement, dated as of August 11, 1997, between
               Crescent Real Estate Equities Company, UBS Securities
               (Portfolio), LLC, and Union Bank of Switzerland, London Branch
               (filed as Exhibit No. 4.01 to the Registrant's Current Report on
               Form 8-K dated August 11, 1997 and filed August 13, 1997 and incorporated herein by reference)

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

10.02          Noncompetition Agreement of Richard E. Rainwater as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994
               (filed as Exhibit No. 10.02 to the 1997 10-K and incorporated herein by reference)

10.03          Noncompetition Agreement of John C. Goff, as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994
               (filed as Exhibit No. 10.03 to the 1997 10-K and incorporated herein by reference)

10.04          Noncompetition Agreement of Gerald W. Haddock, as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994
               (filed as Exhibit No. 10.04 to the 1997 10-K and incorporated herein by reference)

10.05          Employment Agreement of John C. Goff, as assigned to Crescent
               Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed as Exhibit No. 10.05 to the 1997 10-K and incorporated herein by reference)

10.06          Employment Agreement of Gerald W. Haddock, as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed as Exhibit No. 10.06 to the 1997
               10-K and incorporated herein by reference)

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

10.10          Crescent Real Estate Equities, Ltd. First Amended and Restated
               401(k) Plan (filed as Exhibit No. 10.10 to the 1997 10-K and incorporated herein by reference)

10.11          Real Estate Purchase and Sale Agreement, dated as of January 29,
               1997, between Crescent Real Estate Equities Limited Partnership, as purchaser, and Magellan Health Services, Inc., as seller, relating to the acquisition of 92 behavioral healthcare facilities (the "Behavioral Healthcare Facilities"), as amended effective February 28, 1997 and May 29, 1997 (filed as Exhibit
               No. 10.13 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997 (the "1997 10-Q") and incorporated herein by reference)

10.12          Second Amended and Restated 1995 Crescent Real Estate Equities
               Company Stock Incentive Plan (filed as Exhibit No. 10.13 to the Form
               S-4 and incorporated herein by reference)


10.13          Fourth Amended and Restated Revolving Credit Facility, dated
               December 19, 1997, among Crescent Real Estate Equities Limited
               Partnership, BankBoston, N.A. and the other banks named therein
               (filed as Exhibit No. 10.25 to the Form S-4 and incorporated herein by reference)

10.14          1995 Crescent Real Estate Equities Limited Partnership Unit
               Incentive Plan (filed as Exhibit No. 99.01 to the Registrant's
               Registration Statement on Form S-8 (File No. 333-3452) and incorporated herein by reference)

10.15          1996 Crescent Real Estate Equities Limited Partnership Unit
               Incentive Plan (filed as Exhibit No. 10.01 to the 1996 8-K and incorporated herein by reference)


10.16          Master Lease Agreement, dated June 16, 1997, as amended, between
               Crescent Real Estate Funding VII, L.P.  and Charter Behavioral
               Health Systems, LLC and its subsidiaries, relating to the Behavioral Healthcare Facilities (filed as Exhibit No. 10.27 to the 1997 10-K and incorporated herein by reference)

10.17          Intercompany Agreement, dated June 3, 1997, between Crescent
               Real Estate Equities Limited Partnership and Crescent Operating,
               Inc. (filed as Exhibit No. 10.2 to the Registration Statement on
               Form S-1 (File No. 333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

27.01          Financial Data Schedule (filed herewith)


         (b)      Reports on Form 8-K.

                  Form 8-K dated and filed January 6, 1998, for the purpose of filing under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, certain exhibits in connection with the Company's offering of 30,933 common shares to the Senterra Real Estate Group, L.L.C.

                  Form 8-K dated January 16, 1998 and filed January 27, 1998, describing under Item 5 - Other Events, the Company's pending merger with Station Casinos.

                  Form 8-K/A filed February 13, 1998, to the Form 8-K dated January 16, 1998 and filed January 27, 1998, for the purpose of updating, under Item 5 - Other Events, certain information related to the Company's pending merger with Stations and filing under Item 7 - Financial Statements and Pro Forma Financial Information and Exhibits, the Financial Statements for the quarter ended December 31, 1997 for Station Casinos, Inc. and the Pro Forma Consolidated Balance Sheet of the Company as of September 30, 1997 (unaudited) and notes thereto, and the Pro Forma Consolidated Statements of Operations of the Company for the nine months ended September 30, 1997 and the year ended December 31, 1996 (unaudited) and notes thereto.

                  Form 8-K dated February 13, 1998 and filed February 18, 1998, for the purpose of filing under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, exhibits in connection with the Company's public offering of 8,000,000 preferred shares.

                  Form 8-K dated February 13, 1998 and filed February 18, 1998, for the purpose of filing under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, the Pro Forma Consolidated Balance Sheet of the Company as of September 30, 1997 and notes thereto, and the Pro Forma Statements of Operations of the Company for the nine months ended September 30, 1997 and the year ended December 31, 1996 and notes thereto in connection with the Company's public offering of 8,000,000 preferred shares.

                  Form 8-K dated February 12, 1998 and filed February 23, 1998, for the purpose of filing under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, exhibits in connection with the Company's offering of 525,000 common shares to Merrill Lynch International.

                  Form 8-K dated December 22, 1997 and filed March 4, 1998, for the purpose of (i) announcing, under Item 5 - Other Events, the Company's acquisitions of Energy Centre, Post Oak Central and Washington Harbour, and (ii) filing, under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, the Report of Independent Public Accountants, with respect to Energy Centre, Post Oak Central and Washington Harbour, the Statements of Excess of Revenues Over Specific Operating Expenses and notes thereto, with respect to Energy Centre, Post Oak Central and Washington Harbour, the Pro Forma Consolidated Balance Sheet as of September 30, 1997 and notes thereto, and Pro Forma Consolidated Statements of Operations for the nine months ended September 30, 1997 and the year ended December 31, 1996 and notes thereto.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CRESCENT REAL ESTATE EQUITIES COMPANY




                                  /s/ Gerald W. Haddock
                                  ----------------------------------------------
Date: May 15, 1998                Gerald W. Haddock, President and Chief
                                  Executive Officer






                                  /s/ Dallas E. Lucas
                                  ----------------------------------------------
Date: May 15, 1998                Dallas E. Lucas, Senior Vice President, Chief
                                  Financial Officer and Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------
2.01           Agreement and Plan of Merger, dated as of January 16, 1998, as amended, by and between Crescent Real Estate Equities Company and Station Casinos, Inc. (filed as Exhibit No. 2.01 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997, as amended (the "1997 10-K") and incorporated herein by reference)

3.01           Restated Declaration of Trust of Crescent Real Estate Equities
               Company (filed as Exhibit No. 4.01 to the Registrant's
               Registration Statement on Form S-3 (File No. 333-21905) (the
               "1997 S-3") and incorporated herein by reference)

3.02           Amended and Restated Bylaws of Crescent Real Estate Equities
               Company, as amended (filed as Exhibit No. 3.04 to the 1997 10-K and incorporated herein by reference)

4.01 Registration Rights Agreement, dated February 16, 1996, by and among the Registrant, Crescent Real Estate Equities Limited
               Partnership and certain of the limited partners of Crescent Real
               Estate Equities Limited Partnership named therein (filed as
               Exhibit No. 4.02 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 10-K") and incorporated herein by reference)

4.02 Registration Rights Agreement, dated January 20, 1997, by and among the Registrant, Crescent Real Estate Equities Limited
               Partnership and certain of the limited partners of Crescent Real
               Estate Equities Limited Partnership named therein (filed as
               Exhibit No. 4.03 to the 1996 10-K and incorporated herein by reference)

4.03 Form of Registration Agreement relating to the acquisition of the Greenway Plaza Portfolio (filed as Exhibit No. 4.01 to the
               Registrant's Current Report on Form 8-K dated and filed
               September 27, 1996 (the "1996 8-K") and incorporated herein by reference)

4.04 Registration Rights Agreement, dated as of June 26, 1996, relating to Canyon Ranch-Tucson (filed as Exhibit No. 4.02 to the 1996 8-K and incorporated herein by reference)

4.05 Form of Common Share Certificate (filed as Exhibit No. 4.03 to the 1997 S-3 and incorporated herein by reference)

4.06           Statement of Designation of 6-3/4% Series A Convertible
               Cumulative Preferred Shares of Crescent Real Estate Equities
               Company (filed as Exhibit No. 4.07 to the 1997 10-K and incorporated herein by reference)

4.07           Form of Certificate of 6-3/4% Series A Convertible Cumulative
               Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4 to the Registrant's Registration Statement on
               Form 8-A/A filed on February 18, 1998 and incorporated herein by reference)

4.08           Indenture, dated as of September 22, 1997, between Crescent Real
               Estate Equities Limited Partnership and State Street Bank and
               Trust Company, of Missouri, N.A. (filed as Exhibit No. 4.01 to the Registration Statement on Form S-4 (File No. 333-42293) of
               Crescent Real Estate Equities Limited Partnership (the "Form
               S-4") and incorporated herein by reference)

4.09           Form of 6-5/8% Note due 2002 (filed as Exhibit No. 4.04 to the
               Form S-4 and incorporated herein by reference)

4.10           Form of 7-1/8% Note due 2007 (filed as Exhibit No. 4.05 to the
               Form S-4 and incorporated herein by reference)

4.11 Registration Rights Agreement, dated as of September 22, 1997, among Crescent Real Estate Equities Limited Partnership, Merrill
               Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc. (filed as Exhibit No. 4.06 to the Form
               S-4 and incorporated herein by reference)

4.12           Purchase Agreement, dated as of August 11, 1997, between
               Crescent Real Estate Equities Company, UBS Securities
               (Portfolio), LLC, and Union Bank of Switzerland, London Branch
               (filed as Exhibit No. 4.01 to the Registrant's Current Report on
               Form 8-K dated August 11, 1997 and filed August 13, 1997 and incorporated herein by reference)

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

10.02          Noncompetition Agreement of Richard E. Rainwater as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994
               (filed as Exhibit No. 10.02 to the 1997 10-K and incorporated herein by reference)

10.03          Noncompetition Agreement of John C. Goff, as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994
               (filed as Exhibit No. 10.03 to the 1997 10-K and incorporated herein by reference)

10.04          Noncompetition Agreement of Gerald W. Haddock, as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994
               (filed as Exhibit No. 10.04 to the 1997 10-K and incorporated herein by reference)

10.05          Employment Agreement of John C. Goff, as assigned to Crescent
               Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed as Exhibit No. 10.05 to the 1997 10-K and incorporated herein by reference)

10.06          Employment Agreement of Gerald W. Haddock, as assigned to
               Crescent Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed as Exhibit No. 10.06 to the 1997
               10-K and incorporated herein by reference)

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

10.10          Crescent Real Estate Equities, Ltd. First Amended and Restated
               401(k) Plan (filed as Exhibit No. 10.10 to the 1997 10-K and incorporated herein by reference)

10.11          Real Estate Purchase and Sale Agreement, dated as of January 29,
               1997, between Crescent Real Estate Equities Limited Partnership, as purchaser, and Magellan Health Services, Inc., as seller, relating to the acquisition of 92 behavioral healthcare facilities (the "Behavioral Healthcare Facilities"), as amended effective February 28, 1997 and May 29, 1997 (filed as Exhibit
               No. 10.13 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997 (the "1997 10-Q") and incorporated herein by reference)

10.12          Second Amended and Restated 1995 Crescent Real Estate Equities
               Company Stock Incentive Plan (filed as Exhibit No. 10.13 to the Form
               S-4 and incorporated herein by reference)

10.13          Fourth Amended and Restated Revolving Credit Facility, dated
               December 19, 1997, among Crescent Real Estate Equities Limited
               Partnership, BankBoston, N.A. and the other banks named therein
               (filed as Exhibit No. 10.25 to the Form S-4 and incorporated herein by reference)

10.14          1995 Crescent Real Estate Equities Limited Partnership Unit
               Incentive Plan (filed as Exhibit No. 99.01 to the Registrant's
               Registration Statement on Form S-8 (File No. 333-3452) and incorporated herein by reference)

10.15          1996 Crescent Real Estate Equities Limited Partnership Unit
               Incentive Plan (filed as Exhibit No. 10.01 to the 1996 8-K and incorporated herein by reference)

10.16          Master Lease Agreement, dated June 16, 1997, as amended, between
               Crescent Real Estate Funding VII, L.P.  and Charter Behavioral
               Health Systems, LLC and its subsidiaries, relating to the Behavioral Healthcare Facilities (filed as Exhibit No. 10.27 to the 1997 10-K and incorporated herein by reference)

10.17          Intercompany Agreement, dated June 3, 1997, between Crescent
               Real Estate Equities Limited Partnership and Crescent Operating,
               Inc. (filed as Exhibit No. 10.2 to the Registration Statement on
               Form S-1 (File No. 333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

27.01          Financial Data Schedule (filed herewith)
