Form 10-Q
period 1998-06-30
CRESCENT REAL ESTATE EQUITIES CO
filed 1998-08-14
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 1998
                           COMMISSION FILE NO 1-13038


                      CRESCENT REAL ESTATE EQUITIES COMPANY
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                TEXAS                                        52-1862813
---------------------------------------------       ----------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                       Identification Number)


              777 Main Street, Suite 2100, Fort Worth, Texas 76102
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)


        Registrant's telephone number, including area code (817) 321-2100


 Number of shares outstanding of each of the registrant's classes of preferred and common shares, as of August 12, 1998.

              Preferred Shares, par value $.01 per share:
                                            Series A:     8,000,000
                                            Series B:     6,948,734
              Common Shares, par value $.01 per share:  120,884,756

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


                             YES     X                 NO
                                ----------                ------------

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS




PART I:  FINANCIAL INFORMATION                                                                    PAGE
Item 1.  Financial Statements

         Consolidated  Balance Sheets as of June 30, 1998  (Unaudited) and December 31,
         1997 (Audited).....................................................................       3

         Consolidated Statements of Operations for the three and six months ended June
         30, 1998 and 1997 (Unaudited)......................................................       4

         Consolidated Statements of Cash Flows for the six months ended June 30, 1998
         and 1997 (Unaudited)...............................................................       5

         Notes to Financial Statements......................................................       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Historical Results of Operations.....................................       15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................       28


PART II: OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................      29

Item 2.  Changes in Securities...............................................................      29

Item 3.  Defaults Upon Senior Securities.....................................................      29

Item 4.  Submission of Matters to a Vote of Security Holders.................................      29

Item 5.  Other Information...................................................................      30

Item 6.  Exhibits and Reports on Form 8-K....................................................      30


                     CRESCENT REAL ESTATE EQUITIES COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                    (Note 1)




                                                                        JUNE 30,      DECEMBER 31,
                                                                          1998           1997
                                                                       -----------    -----------
                                                                       (UNAUDITED)     (AUDITED)
ASSETS:
 Investments in Real Estate:
   Land                                                                $   392,482    $   353,374
   Land held for development or sale                                       103,135         94,954
   Building and improvements                                             3,521,973      2,923,097
   Furniture, fixtures and equipment                                        58,208         51,705
   Less - accumulated depreciation                                        (329,192)      (278,194)
                                                                       -----------    -----------
             Net investment in real estate                               3,746,606      3,144,936

   Cash and cash equivalents                                               121,673         66,622
   Restricted cash and cash equivalents                                     28,368         41,528
   Accounts receivable, net                                                 20,881         30,179
   Deferred rent receivable                                                 55,648         39,588
   Investments in real estate mortgages and equity of
       unconsolidated companies                                            664,765        601,770
   Notes receivable, net                                                   142,052        156,676
   Other assets, net                                                       131,491         98,681
                                                                       -----------    -----------
               Total assets                                            $ 4,911,484    $ 4,179,980
                                                                       ===========    ===========


LIABILITIES:
   Borrowings under credit facility                                    $   610,000    $   350,000
   Notes payable                                                         1,394,596      1,360,124
   Accounts payable, accrued expenses and other liabilities                 94,750        127,258
                                                                       -----------    -----------
              Total liabilities                                          2,099,346      1,837,382
                                                                       -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 11):

MINORITY INTERESTS:
  Operating partnership, 6,576,851 and 6,397,072 units,
       respectively                                                        131,873        117,103
  Investment joint ventures                                                 27,390         28,178
                                                                       -----------    -----------
              Total minority interests                                     159,263        145,281
                                                                       -----------    -----------

SHAREHOLDERS' EQUITY:
   Preferred shares, $.01 par value, authorized 100,000,000 shares:
      6 3/4% Series A Convertible Cumulative Preferred Shares,
        8,000,000 shares issued and outstanding at June 30, 1998           200,000             --
      Series B Convertible Preferred Shares, 6,948,734 shares issued
        and outstanding at June 30, 1998                                   225,000             --
  Common shares, $.01 par value, authorized 250,000,000 shares,
     120,877,294 and 117,977,907 shares issued and outstanding
     at June 30, 1998 and December 31, 1997, respectively                    1,208          1,179
   Additional paid-in capital                                            2,293,481      2,253,928
   Deferred compensation on restricted shares                                 (190)          (283)
   Retained deficit                                                        (66,624)       (57,507)
                                                                       -----------    -----------
              Total shareholders' equity                                 2,652,875      2,197,317
                                                                       -----------    -----------
              Total liabilities and shareholders' equity               $ 4,911,484    $ 4,179,980
                                                                       ===========    ===========



                     The accompanying notes are an integral
                      part of these financial statements.
                                       3

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands,
                             except per share data)
                                    (Note 1)








                                                    FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                        ENDED JUNE 30,                 ENDED JUNE 30,
                                              ------------------------------    ------------------------------
                                                        (UNAUDITED)                     (UNAUDITED)
                                                  1998              1997           1998             1997
                                              -------------    -------------    -------------    -------------

REVENUES:
   Office and retail properties               $     137,472    $      84,904    $     263,900    $     155,319
   Hotel properties                                  12,678            8,436           25,552           17,421
   Behavioral healthcare properties                  13,824            2,142           27,647            2,142
   Interest and other income                          5,130            3,647           13,154            5,178
                                              -------------    -------------    -------------    -------------
          Total revenues                            169,104           99,129          330,253          180,060
                                              -------------    -------------    -------------    -------------

EXPENSES:
   Real estate taxes                                 17,309            9,697           33,406           17,622
   Repairs and maintenance                            9,102            5,792           17,802           10,943
   Other rental property operating                   29,774           19,080           59,665           36,600
   Corporate general and administrative               3,554            2,638            6,701            7,483
   Interest expense                                  37,844           16,868           72,127           31,612
   Amortization of deferred financing costs           1,110              571            2,250            1,220
   Depreciation and amortization                     28,250           16,339           54,832           30,291
                                              -------------    -------------    -------------    -------------
          Total expenses                            126,943           70,985          246,783          135,771
                                              -------------    -------------    -------------    -------------

         Operating income                            42,161           28,144           83,470           44,289

OTHER INCOME:
   Equity in net income of unconsolidated
     companies                                        6,117            1,042           11,962            5,142
                                              -------------    -------------    -------------    -------------


INCOME BEFORE MINORITY INTERESTS                     48,278           29,186           95,432           49,431
Minority interests                                   (4,834)          (4,092)          (9,580)          (7,586)
                                              -------------    -------------    -------------    -------------

NET INCOME                                           43,444           25,094           85,852           41,845

PREFERRED STOCK DIVIDENDS                            (3,375)              --           (4,950)              --
                                              -------------    -------------    -------------    -------------

NET INCOME APPLICABLE TO COMMON
  SHAREHOLDERS                                $      40,069    $      25,094    $      80,902    $      41,845
                                              =============    =============    =============    =============

PER COMMON SHARE DATA:
   Net Income - Basic                         $        0.33    $        0.28    $        0.68    $        0.52
                                              =============    =============    =============    =============

   Net Income - Diluted                       $        0.32    $        0.27    $        0.65    $        0.50
                                              =============    =============    =============    =============

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC                           119,754,049       89,591,456      119,071,111       80,996,072
                                              =============    =============    =============    =============

WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED                         124,348,469       93,020,712      123,712,059       84,488,830
                                              =============    =============    =============    =============


                     The accompanying notes are an integral
                      part of these financial statements.
                                       4

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                 (NOTE 1 AND 3)





                                                                        FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                    --------------------------
                                                                           (UNAUDITED)
                                                                        1998           1997
                                                                    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $    85,852    $    41,845
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation and amortization                                      57,082         31,511
      Minority interests                                                  9,580          7,586
      Non-cash compensation                                                 135            131
      Equity in earnings net of distributions
        received from unconsolidated companies                              441           (390)
      Decrease (increase) in accounts receivable                          9,298         (1,995)
      Increase in deferred rent receivable                              (16,060)        (7,049)
      Increase in other assets                                          (25,741)       (23,439)
      Decrease in restricted cash and cash equivalents                   13,185          9,549
      (Decrease) increase in accounts payable, accrued
        expenses and other liabilities                                  (32,508)        13,744
                                                                    -----------    -----------
          Net cash provided by operating activities                     101,264         71,493
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of investment properties                             (582,036)      (876,903)
      Development of investment properties                              (11,498)            --
      Capital expenditures - rental properties                          (24,930)        (8,169)
      Tenant improvement and leasing costs - rental properties          (34,316)       (18,519)
      Increase in restricted cash and cash equivalents                      (25)        (1,096)
      Investment in unconsolidated companies                            (51,986)       (19,598)
      Escrow deposits - acquisition of investment properties             (2,160)        (5,665)
      Decrease (increase) in notes receivable                            14,624        (94,102)
                                                                    -----------    -----------
          Net cash used in investing activities                        (692,327)    (1,024,052)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt financing costs                                               (2,293)        (2,948)
      Borrowings under credit facility                                  532,150        430,700
      Payments under credit facility                                   (272,150)      (131,000)
      Debt proceeds                                                     205,034        315,174
      Debt payments                                                    (170,562)      (150,186)
      Capital distributions - joint venture partner                      (1,596)        (1,698)
      Proceeds from common shares offerings                              43,959        593,522
      Proceeds from exercise of stock options                               184            475
      Net proceeds from preferred shares offerings                      416,000             --
      Distribution of Crescent Operating, Inc. shares to
        unitholders of Operating Partnership and
        shareholders of Crescent Equities                                    --        (11,907)
      Preferred dividends                                                (4,950)            --
      Dividends and unitholder distributions                            (99,662)       (59,576)
                                                                    -----------    -----------
          Net cash provided by financing activities                     646,114        982,556
                                                                    -----------    -----------


INCREASE IN CASH AND CASH EQUIVALENTS                                    55,051         29,997
CASH AND CASH EQUIVALENTS,
      Beginning of period                                                66,622         25,592
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS,
      End of period                                                 $   121,673    $    55,589
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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Company ("Crescent Equities") operates as a real estate investment trust for federal income tax purposes (a "REIT") and together with its subsidiaries, is a fully integrated real estate company. The direct and indirect subsidiaries of Crescent Equities include Crescent Real Estate Equities Limited Partnership (the "Operating Partnership"); Crescent Real Estate Equities, Ltd. (the "General Partner"), which is the sole general partner of the Operating Partnership; seven single purpose limited partnerships (formed for the purpose of obtaining securitized debt) in which the Operating Partnership owns substantially all of the economic interests directly or indirectly, with the remaining interests owned indirectly by Crescent Equities through seven separate corporations, each of which is a wholly owned subsidiary of the General Partner and a general partner of one of the seven limited partnerships. The term "Company" includes, unless the context otherwise requires, Crescent Equities, the Operating Partnership, the General Partner and the other direct and indirect subsidiaries of Crescent Equities.

         As of June 30, 1998, the Company directly or indirectly owned a portfolio of real estate assets (the "Properties") located primarily in 17 metropolitan submarkets in Texas. The Properties include 89 office properties (the "Office Properties") with an aggregate of approximately 31.8 million net rentable square feet (including pending investments, see Note 9, the Office Properties would include an additional 10 properties with an aggregate of 2.6 million net rentable square feet), 89 behavioral healthcare properties (the "Behavioral Healthcare Properties"), seven full-service hotels with a total of 2,276 rooms and two destination health and fitness resorts that can accommodate up to 452 guests daily (the "Hotel Properties"), real estate mortgages and non-voting common stock representing interests ranging from 40% to 95% in five unconsolidated residential development corporations (the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, own interests in 13 residential development properties (the "Residential Development Properties"), and seven retail properties (the "Retail Properties") with an aggregate of approximately .8 million net rentable square feet. In addition, the Company owns an indirect 38% interest in each of two corporations (collectively referred to as the "Refrigerated Storage Corporations"), that, as of June 30, 1998, owned or operated 89 refrigerated storage properties with an aggregate of approximately 419 million cubic feet (the "Refrigerated Storage Properties"). On July 1, 1998, one of the Refrigerated Storage Corporations acquired an additional five refrigerated storage properties with an aggregate of approximately 61 million cubic feet. The Company also has a 42.5% partnership interest in a partnership whose primary holdings consist of a 364-room executive conference center and general partner interests ranging from one to 50%, in additional office, retail, multi-family and industrial properties.

         Crescent Equities owns its assets and carries on its operations and other activities through the Operating Partnership and it's other subsidiaries.

         The following table sets forth, by subsidiary, the Properties owned by such subsidiary as of June 30, 1998:


Operating Partnership:        62 Office Properties, six Hotel Properties and five Retail Properties

Crescent Real Estate          The Aberdeen,  The Avallon,  Caltex House, The Citadel,  Continental Plaza, The Crescent Atrium,
Funding I, L.P.:              The Crescent Office Towers, Regency Plaza One, and Waterside Commons
("Funding I")



Crescent Real Estate            Albuquerque Plaza, Barton Oaks Plaza One, Briargate Office and Research Center, Hyatt Regency
Funding II, L.P.:               Albuquerque, Hyatt Regency Beaver Creek, Las Colinas Plaza, Liberty Plaza I & II, MacArthur
("Funding II")                  Center I & II, Ptarmigan Place, Stanford Corporate Centre, Two Renaissance Square, and 12404
                                Park Central

Crescent Real Estate            Greenway Plaza Portfolio(1)
Funding III, IV, and V, L.P.:
("Funding III, IV and V")

Crescent Real Estate            Canyon Ranch-Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate            Behavioral Healthcare Properties
Funding VII, L.P.:
("Funding VII")

-------------------------------

(1) Funding III owns the Greenway Plaza Portfolio, except for the central heated and chilled water plant building and Coastal Tower Office property, both located within Greenway Plaza, which are owned by Funding IV and Funding V, respectively.

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

         Certain reclassifications have been made to previously reported amounts to conform with current presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         In March 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", which provides that internal costs of identifying and acquiring operating property should be expensed as incurred. This pronouncement is effective March 19, 1998, and has no material impact on the Company's financial statements.

         In May 1998, the EITF issued EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods", which provides that the lessor should defer recognition of contingent rental income in interim periods until the specified target that triggers the contingent rental income is achieved. This pronouncement is effective May 22, 1998, and has no material impact on the Company's financial statements.

         In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and has no material impact on the Company's financial statements.

3.   SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS:



                                                                           Six months ended
                                                                                 June 30,
                                                                             1998       1997
                                                                         --------   --------
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW
       INFORMATION:

        Interest paid                                                    $ 70,834   $ 30,648

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
      AND FINANCING ACTIVITIES:

       Two-for-one common share dividend                                 $     --   $    362
       Conversion of operating partnership units to common
         shares with resulting reduction in minority interest and
         increases in common shares and additional paid-in
         capital                                                         $  4,384   $    225
       Issuance of operating partnership units in settlement
         of obligation                                                   $  8,522   $     --
       Issuance of operating partnership units in conjunction
         with investments                                                $ 11,450   $     --

4.   INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED
     COMPANIES:

         The Company reports its share of income and losses based on its ownership interest in the respective equity investments. The following summarized information for all unconsolidated companies has been presented on an aggregated basis and classified under the captions "Residential Development Corporations" and "Refrigerated Storage Corporations," as applicable, as of June 30, 1998.



BALANCE SHEET AT JUNE 30, 1998:                  RESIDENTIAL   REFRIGERATED STORAGE
                                                 DEVELOPMENT     CORPORATIONS AND
                                                 CORPORATIONS        OTHER
                                                --------------   --------------

Real estate, net ............................   $      601,466   $    1,746,196
Cash ........................................           30,960           40,674
Other assets ................................          119,937          391,786
                                                --------------   --------------

    Total Assets ............................   $      752,363   $    2,178,656
                                                ==============   ==============

Notes payable ...............................   $      292,414   $      895,829
Notes payable to the Company ................          192,985               --
Other liabilities ...........................           75,877          475,982
Equity ......................................          191,087          806,845
                                                --------------   --------------

     Total Liabilities and Equity ...........   $      752,363   $    2,178,656
                                                ==============   ==============

Company's investment in real estate
  mortgages and equity of uncon-
  solidated companies .......................   $      297,687   $      367,078
                                                ==============   ==============




SUMMARY STATEMENTS OF OPERATIONS:                FOR THE SIX MONTHS ENDED
                                                       JUNE 30, 1998
                                                ---------------------------
                                                               REFRIGERATED
                                                RESIDENTIAL      STORAGE
                                                DEVELOPMENT    CORPORATIONS
                                                CORPORATIONS     AND OTHER
                                                ------------   ------------

Total revenues ..............................   $    158,708   $    276,226
Total expenses ..............................        137,485        275,782
                                                ------------   ------------

Net income ..................................   $     21,223   $        444
                                                ============   ============
Company's equity in net income of
   unconsolidated companies .................   $     11,825   $        137
                                                ============   ============



         On June 1, 1998, one of the Refrigerated Storage Corporations acquired nine refrigerated storage properties from Freezer Services, Inc. for approximately $134,000. On July 1, 1998, one of the Refrigerated Storage Corporations acquired five refrigerated storage properties from Carmar Group for approximately $158,000. These properties contain approximately 90 million cubic feet of refrigerated storage space.

         In April 1998, the Refrigerated Storage Corporations refinanced $607,000 of secured and unsecured debt with a weighted average rate of approximately 12%, with a $550,000 non-recourse, ten-year loan secured by 58 Refrigerated Storage Properties with an interest rate of 6.89%.

5.   NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:



Following is a summary of the Company's debt financing:                               June 30, 1998
                                                                                      -------------
SECURED DEBT

LaSalle Note I bears interest at 7.83% with an initial seven-year  interest-only term  (through  August  2002),  followed by  principal  amortization  based on a
25-year  amortization  schedule through  maturity in August 2027(1),  secured by
the Funding I properties...........................................................        $  239,000


LaSalle   Note  II  bears   interest   at  7.79%  with  an  initial   seven-year
interest-only  term  (through  March 2003),  followed by principal  amortization based on a 25-year  amortization  schedule  through  maturity in March  2028(2),
secured by the Funding II properties...............................................           161,000

LaSalle Note III due July 1999,  bears  interest at 30-day LIBOR plus a weighted average  rate of 2.135% (at June 30,  1998 the rate was 7.79%  subject to a rate cap of 10%) with a five-year  interest-only  term,  secured by the Funding  III,
IV and  V  properties..............................................................           115,000

Chase Manhattan Note due September 2001, bears interest at 30-day LIBOR plus 175 basis points (at June 30, 1998 the rate was 7.41%), and requires payments of interest only during its term, secured by the Fountain Place Office
Property...........................................................................            97,123

CIGNA  Note  due  December  2002,  bears  interest  at 7.47%  with a  seven-year interest-only  term,  secured  by the  MCI  Tower  Office  Property  and  Denver
Marriott City Center Hotel Property................................................            63,500




                                                                                        June 30, 1998
                                                                                        -------------

Metropolitan  Life Note II due December 2002, bears interest at 6.93% with monthly principal and interest payments based on a 25-year amortization schedule,  secured
by the Energy Centre Office Property................................................           44,716

Metropolitan  Life  Note III due  December  1999,  bears  interest  at  7.74%  and requires  monthly  payments  of  interest  only  based on a  25-year  amortization
schedule, secured by the Datran Center Office Property..............................           40,000

Northwestern  Note due January  2003,  bears  interest at 7.65% with a  seven-year
interest-only term, secured by the 301 Congress Avenue Office Property..............           26,000

Metropolitan  Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule,  secured
by five of The Woodlands Office Properties..........................................           11,948

Nomura  Funding  VI Note bears  interest  at 10.07%  with  monthly  principal  and interest payments based on a 25-year  amortization  schedule through July 2020(3),
secured by the Funding VI property..................................................            8,649

Metropolitan  Life Note IV due December 1999, bears interest at 7.11% with monthly principal and interest payments based on a 25-year amortization schedule,  secured
by the Datran Center Office Property................................................            6,890

Rigney Note due November 2012,  bears  interest at 8.50% with quarterly  principal and  interest  payments  based on a 15-year  amortization  schedule,  secured by a
parcel of land......................................................................              770

UNSECURED DEBT

Line of Credit with  BankBoston,  N.A.  ("BankBoston")  ("Credit  Facility")  (see
description of Credit Facility below)...............................................          610,000

Short-term  BankBoston Note due July 1998,  bears interest at Eurodollar rate plus
120 basis points (at June 30, 1998, the rate was 6.83%)(4)..........................           80,000

Short-term  BankBoston Note II due August 1998,  bears interest at Eurodollar rate
plus 120 basis points (at June 30, 1998, the rate was 6.83%)........................          100,000

2007 Notes bear interest at a fixed rate of 7.13% with a ten-year  interest-only
term,  due  September  2007(5)......................................................          250,000

2002  Notes  bear   interest   at  a  fixed  rate  of  6.63%  with  a  five-year
interest-only  term,  due  September  2002(5).......................................          150,000
                                                                                    -----------------

Total Notes Payable                                                                       $ 2,004,596
                                                                                    =================


----------------------------------------------


(1) In August 2007, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,000.
(2) In March 2006, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,000.
(3) Beginning in July 1998, the Company has the option to defease the note by purchasing Treasury obligations to pay the note without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty.
(4)      Repaid on July 1, 1998 with a borrowing under the Credit Facility.
(5) The interest rates on the Notes were subject to temporary increase by 50 basis points in the event that a registered offer to exchange the Notes for notes of the Operating Partnership with terms identical in all material respects to the Notes was not consummated or a shelf registration statement with respect to the resale of the Notes was not declared effective by the Securities and Exchange Commission (the "SEC") on or before March 21, 1998. The interest rates on the Notes were temporarily increased by 50 basis points, since the exchange offer was not completed by March 21, 1998. The interest rates on the Notes returned to the original rates in July 1998, when the registered offer to exchange the Notes became effective. As of July 2, 1998, all of the Notes had been exchanged. The interest rates on the Notes are also subject to adjustment in the event that the Notes are assigned a rating that is not an investment grade rating, do not continue to be assigned a rating or are not assigned a rating by certain rating agencies. In September 1997, the Notes received a Baa3 rating (investment grade) from Moody's Investors Service, Inc. ("Moody's") On July 28, 1998, the Notes received a BB+ rating (one notch below investment grade) from Standard & Poor's ("S&P"). Since the Notes are split rated, the interest rates on the Notes increased 37.5 basis points on July 28, 1998. Should the Notes become investment grade rated from both Moody's and S&P by September 22, 1998, the 37.5 basis point increase would be eliminated.

CREDIT FACILITY

         On June 30, 1998, the Credit Facility was increased to $850,000 (currently limited to $750,000 of borrowing capacity, subject to increase based upon certain events), to enhance the Company's financial flexibility in making new real estate investments. The interest rate on advances under the Credit Facility is the Eurodollar rate plus 120 basis points. The Credit Facility is unsecured and expires in June 2000. The Credit Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, and a minimum net worth requirement. As of June 30, 1998, the Company was in compliance with all covenants. As of June 30, 1998, the interest rate was 6.83% and $140,000 was available under the Credit Facility.

6.   MINORITY INTERESTS:

         Minority interests represent (i) the limited partnership interests owned by unitholders in the Operating Partnership ("units") and (ii) joint venture interests held by outside interests. Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage ownership in the Operating Partnership is increased. During the six months ended June 30, 1998, there were 112,073 units exchanged for 224,146 common shares.

7.   SHAREHOLDERS' EQUITY:

COMMON SHARES OFFERING

         On April 23, 1998, the Company completed an offering of 1,365,138 common shares at $32.27 per share (the "Unit Investment Trust Offering") to Merrill Lynch & Co. Net proceeds to the Company from the Unit Investment Trust Offering were approximately $43,959. The net proceeds were used to reduce borrowings outstanding under the Credit Facility.

PREFERRED SHARES OFFERINGS

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

         On June 29, 1998, the Company completed an offering (the "June 1998 Preferred Offering") of 6,948,734 shares of Series B convertible preferred shares with a liquidation preference of $32.38 per share (the "Series B Preferred Shares") in an aggregate principal amount of approximately $225,000. The Series B Preferred Shares have equal priority with the Series A Preferred Shares. Holders of the Series B Preferred Shares will not be entitled to regular quarterly cash dividends, but will be entitled to receive certain extraordinary cash dividends, and stock and other non-cash dividends, excluding dividends of common shares of the Company, that may be made from time to time to the common shareholders. On June 30, 2001, the Series B Preferred Shares will convert automatically into common shares of the Company at a conversion rate which is calculated based on a comparison of the investment return produced by the common shares of the Company and the investment return of a portfolio of equity REITs as computed by the National Association of Real Estate Investment Trusts ("NAREIT Return"). The Series B Preferred Shares will also be convertible, at the option of the holder thereof, at any time from and after June 30, 2000 or upon the occurrence of certain events. Net proceeds to the Company from the June 1998 Preferred Offering after offering costs of $250 were approximately $224,750. The net proceeds from the June 1998 Preferred Offering were used to repay approximately $170,000 of the amounts outstanding under the Company's short-term BankBoston Note, and to make an indirect investment of approximately $54,750 in five additional refrigerated storage properties. The Company will estimate quarterly non-cash dividends, for the purpose of calculating net income applicable to common shareholders, based on the NAREIT Return. This non-cash dividend will be recorded as an adjustment to retained earnings and additional paid-in capital.

DISTRIBUTIONS

         On February 3, 1998, the Company paid a cash dividend and unitholder distribution of $49,697 or $.38 per share and equivalent unit, to shareholders and equivalent unitholders of record on January 20, 1998. The dividend represented an annualized dividend of $1.52 per share and equivalent unit.

         On May 5, 1998, the Company paid a cash dividend and unitholder distribution of $49,965 or $.38 per share and equivalent unit, to shareholders and equivalent unitholders of record on April 20, 1998. The dividend represented an annualized dividend of $1.52 per share and equivalent unit.

         On May 15, 1998, the Company paid a cash dividend on the Company's Series A Convertible Preferred Shares of $3,264 or $.408 per share. The initial quarterly dividend was prorated from the share issue date (February 19, 1998) to May 15, 1998. The dividend represented an annualized dividend of $1.69 per share.

8.   INVESTMENTS:

         During the six months ended June 30, 1998, the Company acquired the following Properties from unrelated third parties. The Properties are owned in fee simple or pursuant to a lessee's interest under a ground lease. The Company funded these acquisitions through borrowings under the Credit Facility and borrowings under the BankBoston Note.



                                                                                                          Office
                                                                                                         Property
                                                                                                           Net
                                                                                                         Rentable
                                                     Company's                  Hotel                      Area
       Property Name   Acq. Date   City, State      Ownership %   Acq. Price    Rooms    Apartments     (In Sq. Ft.)
       -------------   ---------   -----------      -----------   ----------    -----    ----------     ------------
      Austin
      Centre/Omni       1/23/98    Austin, TX           100        $   96,400    314         61            344,000
        Austin Hotel
      Post Oak          2/13/98    Houston, TX          100        $  155,250    N/A         N/A         1,278,000
      Central
      Washington        2/25/98    Washington,          100        $  161,000    N/A         N/A           536,000
      Harbour                      D.C.
      Datran Center      5/1/98    Miami, FL            100        $   70,550    N/A         N/A           472,000
      BP Plaza          6/30/98    Houston, TX          100        $   83,000    N/A         N/A           561,000


9.   PENDING INVESTMENTS:


         During the month of June, the Company entered into agreements and related amendments to acquire fee simple title to the office properties/complexes of Woodfield Corporate Center, Two Town Center and 6701 Tower (collectively referred to as the "Prudential Portfolio") from unrelated third parties that include the Prudential Insurance Company of America, for an aggregate purchase price of approximately $464,600. Completion of the investments are scheduled to occur in the third quarter of 1998, subject to various closing conditions.



                                                                       Office
                                                                      Property
                                                                         Net
                                                       Company's       Rentable
                                                       Intended          Area
       Property Name               City, State        Ownership %    (In Sq. Ft.)
       -------------               -----------        -----------    ------------
      Woodfield Corporate Center   Chicago, IL          100           1,628,000
      Two Town Center              Costa Mesa, CA       100             732,000
      6701 Tower                   Los Angeles, CA      100             321,000


10.  PRO FORMA FINANCIAL INFORMATION

         The pro forma financial information for the six months ended June 30, 1998 assumes the completion, in each case as of January 1, 1998, of (i) the February 1998 Preferred Offering; (ii) the Unit Investment Trust Offering,
(iii) the June 1998 Preferred Offering; (iv) the 1998 completed investments
(see Note 8), pending investments (see Note 9), subsequent events (see Note 12), and related financing and share and unit issuances. Pro Forma information assumes as of January 1, 1998, all offering proceeds were used for repayment of indebtedness incurred for investments.



                                                 For the six months ended
                                                      June 30, 1998
                                                --------------------------

Total revenues                                            $367,686
Operating income                                          $ 74,468
Income before minority interests                          $ 89,937


Net income applicable to
Common Shareholders                                       $ 74,263

Per common share data:
  Net income - Basic                                      $   0.60
  Net income - Diluted                                    $   0.55



         The pro forma operating results combine the Company's consolidated historical statement of operations for the six months ended June 30, 1998 with the following adjustments:

         (i) Adjustment to rental income and operating expenses for the 1998 acquired and pending office properties
         (ii) Adjustment to depreciation based on acquisition price associated with the 1998 acquired and pending office and hotel properties
         (iii) Adjustment to rental income for the 1998 acquired hotel property to reflect the lease payment (base rent and percentage rent) from the hotel lessee to the Company as calculated by applying the rent provisions (as defined in the lease agreement) to the historical revenues of the hotel property
         (iv) Adjustment to equity in net income of unconsolidated companies for the Refrigerated Storage Corporations 1998 acquired Refrigerated Storage Properties
         (v) Adjustment to equity in net income of unconsolidated companies for the pending investment in Tower Realty Trust (see Note 12)
         (vi) Adjustment to increase interest expense as a result of interest costs for long and short-term financing for investments
         (vii) Adjustment to reflect minority partners' weighted average interest in the net income of the Operating Partnership less joint venture minority interests assuming completion of share and unit issuances as of January 1, 1998
         (viii) Adjustment to reflect prorated preferred dividends in connection with the February 1998 Preferred Offering

         These pro forma amounts are not necessarily indicative of what the actual financial position or results of operations of the Company would have been assuming the above investments had been consummated as of the beginning of the period, nor do they purport to represent the future financial position or results of operations of the Company.

11.  COMMITMENTS AND CONTINGENCIES:

          The Company is a party to an Agreement and Plan of Merger, dated January 16, 1998, as amended (the "Merger Agreement"), between the Company and Station Casinos, Inc. ("Station"). Pursuant to the Merger Agreement, Station would merge with and into the Company (the "Merger"). On July 27, 1998, Station canceled its joint annual and special meeting of its common and preferred stockholders scheduled for August 4, 1998, at which the common and preferred stockholders were to vote on the Merger. Station and the Company have since become involved in litigation relating to the Merger Agreement. Each of Station and the Company are seeking damages from the other and declaratory relief. In addition, the action by Station seeks, among other matters, an order of specific performance requiring the Company to purchase $115,000 of a class of Station's redeemable preferred stock.

          The Company believes that Station's claims are without merit and intends to contest the claims vigorously. As with any litigation, however, it is not possible to predict the resolution of the pending actions. The Company believes, however, that the pending action will not have a material adverse effect on the Company's financial condition or results of operations.

12.   SUBSEQUENT EVENTS:

         On August 4, 1998, the Company paid a cash dividend and unitholder distribution of $50,908 or $.38 per share and equivalent unit, to shareholders and equivalent unitholders of record on July 15, 1998. The dividend represented an annualized dividend of $1.52 per share and equivalent unit.

         On July 9, 1998, the Company announced that, together with Reckson Associates Realty Corporation, ("Reckson"), it had entered into an agreement to acquire Tower Realty Trust ("Tower") for approximately $733 million of cash and common shares of the Company and Reckson, and assumption of debt. The Company's estimated funding requirement consisting of cash and common shares is anticipated to be $168,400. The acquiring entity ("Metropolitan Partners"), which will be newly formed, will be owned equally by the Company and Reckson. Tower owns 2.3 million square feet of office building space in New York City, New York and 2.0 million square feet in Phoenix, Arizona and Orlando, Florida. The Company will account for its investment in Metropolitan Partners under the equity method.

         On July 21, 1998, the Company declared a cash dividend on the Company's Series A Convertible Preferred Shares of $.422 per share. The dividend is payable August 14, 1998, to shareholders of record on July 31, 1998.

         On August 7, 1998, the Company notified Station that it was exercising its termination rights under the Merger Agreement based on Station's alleged material breaches of the Merger Agreement. Under the Merger Agreement, the Company has the right to terminate the Merger Agreement if a material breach by the other party is not cured within 10 business days after notice. As described in Note 11, Station and the Company are currently involved in litigation relating to the Merger Agreement. As a result of these developments, the Company has stated that it no longer considers the Merger to be probable and intends to cancel its previously announced common share rights offerings and increase in quarterly dividend to $.63 per common share, which were dependent on the consummation of the Merger. The Company's board of trust managers will conduct its regular annual evaluation of the Company's dividend policy in September 1998. In addition, the Company has stated that it does not intend to proceed with the formation of a new partnership that would have owned the real estate assets acquired from Station and invested in casinos, gaming properties, and other real estate properties.

         On August 11, 1998, affiliates of Union Bank, AG and the Company exercised the right provided under the forward share purchase agreement dated August 12, 1997 to extend the term of the agreement for one year. In connection with the exercise of the right to extend the forward share purchase agreement, the Company paid a fee of approximately $3.0 million to one of the Union Bank affiliates. Under the forward share purchase agreement, the Company has agreed to purchase 4,700,000 common shares from such Union Bank affiliate by August 12, 1999.

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

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are set forth in the Company's Current Report on Form 8-K/A dated April 17, 1998 and filed August 13, 1998 and include the following: changes in real estate conditions (including rental rates and competing properties) or in industries in which the Company's principal tenants compete; changes in general economic conditions; the ability to identify acquisitions and investment opportunities meeting the Company's investment strategy; timely leasing of unoccupied square footage; timely releasing of occupied square footage upon expiration; the Company's ability to generate revenues sufficient to meet debt service payments and other operating expenses; the Company's inability to control the management and operation of its residential development properties, its tenants and the businesses associated with its investment in refrigerated storage properties; financing risks, such as the availability of funds sufficient to service existing debt, changes in interest rates associated with its variable rate debt, the availability of equity and debt financing terms acceptable to the Company, the possibility that the Company's outstanding debt (which requires so-called "balloon" payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and the fact that interest rates under the Credit Facility and certain of the Company's other financing arrangements may increase; the existence of complex regulations relating to the Company's status as a real estate investment trust and the adverse consequences of the failure to qualify as such; risks related to certain ongoing litigation with Station relating to termination of a proposed merger agreement and other risks detailed from time to time in the Company's filings with the SEC. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         Total revenues increased approximately $70.0 million, or 70.6%, to $169.1 million for the three months ended June 30, 1998, as compared to $99.1 million for the three months ended June 30, 1997. An increase in Office and Retail Property revenues of $52.6 million is primarily attributable to: (i) the acquisition of nine Office Properties in 1998, which resulted in $13.1 million of incremental revenues; (ii) the acquisition of 26 Office Properties and one Retail Property in 1997 which resulted in $31.6 million of incremental revenues; and (iii) an increase in Office and Retail Property revenues of $7.9 million from the properties owned as of January 1, 1997, which is primarily due to rental rate and occupancy increases at these Properties. The increase in Hotel Property revenues of $4.2 million is primarily attributable to $3.4 million from three full-service Hotel Properties acquired subsequent to January 1, 1997. The increase in Behavioral Healthcare Property revenues of $11.7 million is attributable to the acquisition of the Properties in June 1997. The increase in interest and other income of $1.5 million for the three months ended June 30, 1998, is primarily attributable to the $104.7 million increase in notes receivable as a result of the May 1997 acquisition of certain notes included in the Carter-Crowley portfolio, and the loans to Crescent Operating, Inc. ("COI").

         Total expenses increased $55.9 million, or 78.7%, to $126.9 million for the three months ended June 30, 1998, as compared to $71.0 million for the three months ended June 30, 1997. An increase in rental property operating expenses of $21.6 million is primarily attributable to: (i) the acquisition of nine Office Properties in 1998, which resulted in $4.8 million of incremental expenses, (ii) the acquisition of 26 Office Properties and one Retail Property in 1997 which resulted in $14.5 million of incremental expenses; and (iii) an increase in expenses of $2.3 million from the Office and Retail Properties owned as of January 1, 1997, which is primarily due to occupancy increases at these Properties. Depreciation and amortization increased $11.9 million primarily due to the acquisitions of Office, Retail, Hotel and Behavioral Healthcare Properties. An increase in interest expense of $21.0 million is primarily attributable to: (i) $7.5 million of interest payable under the Notes due 2002 and Notes due 2007, which were issued in a private offering in September 1997;
(ii) $1.8 million of interest payable under the Chase Manhattan Note, which was assumed in connection with the acquisition of Fountain Place in November 1997;
(iii) $1.7 million of interest payable on the BankBoston Note II which the Company entered into in August 1997; (iv) $.8 million of interest payable under the Metropolitan Life Note I, which was assumed in connection with the acquisition of Energy Center in December 1997; and (v) $9.1 million of incremental interest payable due to draws under the Credit Facility and short-term borrowings with BankBoston (average balance outstanding for second quarter 1998 and 1997 was $759.2 million and $211.1 million, respectively), all of which financing arrangements were used to fund investments and working capital.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Total revenues increased approximately $150.2 million, or 83.4%, to $330.3 million for the six months ended June 30, 1998, as compared to $180.1 million for the six months ended June 30, 1997. An increase in Office and Retail Property revenues of $108.6 million is primarily attributable to: (i) the acquisition of nine Office Properties in 1998 which resulted in $18.8 million of incremental revenues; (ii) the acquisition of 26 Office Properties and one Retail Property in 1997, which resulted in $74.7 million of incremental revenues; and (iii) an increase in Office and Retail Property revenues of $15.1 million from Properties owned as of January 1, 1997, which is primarily due to rental rate and occupancy increases at these Properties. The increase in Hotel Property revenues of $8.1 million is primarily attributable to the acquisition of three full-service Hotel Properties subsequent to January 1, 1997, which resulted in $6.7 million of incremental revenues. The increase in Behavioral Healthcare Property revenues of $25.5 is attributable to the acquisition of the Properties in June 1997. The increase in interest and other income of $8.0 million for the six months ended June 30, 1998, is primarily attributable to the sale of marketable securities and the $104.7 million increase in notes receivable as a result of the May 1997 acquisition of certain notes included in the Carter-Crowley portfolio, and the loans to COI.

         Total expenses increased $111.0 million, or 81.7%, to $246.8 million for the six months ended June 30, 1998, as compared to $135.8 million for the six months ended June 30, 1997. An increase in rental property operating expenses of $45.7 million is primarily attributable to: (i) the acquisition of nine Office Properties in 1998 which resulted in $6.7 million of incremental expenses; (ii) the acquisition of 26 Office Properties and one Retail Property in 1997, which resulted in $35.6 million of incremental expenses; and (iii) an increase in Office and Retail Property expenses of $3.4 million from Properties owned as of January 1, 1997, which is primarily due to occupancy increases at these Properties. Depreciation and amortization increased $24.5 million primarily due to the acquisitions of Office, Retail, Hotel and the Behavioral Healthcare Properties. An increase in interest expense of $40.5 million is primarily attributable to: (i) $14.6 million of interest payable under the Notes due 2002 and Notes due 2007, which were issued in a private offering in September 1997 ; (ii) $3.6 million of interest payable under the Chase Manhattan Note, which was assumed in connection with the acquisition of Fountain Place in November 1997; (iii) $3.4 million of interest payable on the BankBoston Note II, which the Company entered into in August 1997; (iv) $1.5 million of interest payable under the Metropolitan Life Note I, which was assumed in connection with the acquisition of Energy Center in December 1997; and (v) $17.4 million of incremental interest payable due to draws under the Credit Facility and short-term borrowings with BankBoston (average balance outstanding for six months ended June 30, 1998 and 1997 was $680.7 million and $200.4 million, respectively), all of which financing arrangements were used to fund investments and working capital.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents were $121.7 million and $66.6 million at June 30, 1998 and December 31, 1997, respectively. The increase is attributable to $646.1 million and $101.3 million of cash provided by financing and operating activities, respectively, offset by $692.3 million used in investing activities. The Company's inflow of cash provided by financing activities is primarily attributable to net borrowings under the Credit Facility ($260.0 million), net borrowings under the BankBoston Note ($34.5 million), net proceeds from the February and June 1998 Preferred Offerings ($416.0 million) and net proceeds from the Unit Investment Trust Offering ($44.0 million). The inflow from cash provided by financing activities was partially offset by distributions paid to shareholders and unitholders ($99.7 million). The inflow from operating activities is primarily attributable to property operations, but is partially offset by the decrease in accounts payable due to the payment of real estate taxes and increased investment in marketable securities. The Company utilized $692.3 million of cash flow primarily in the following investing activities: (i) the acquisition of nine Office Properties and one Hotel Property ($582.0 million); (ii) recurring and non-recurring tenant improvement and leasing costs for the Office and Retail Properties ($34.3 million); (iii) capital expenditures for rental properties ($24.9 million) primarily attributable to non-recoverable building improvements for the Office and Retail properties, and replacement of furniture, fixtures and equipment for the Hotel Properties; (iv) development of investment properties ($11.5 million); and (v) increased investment in unconsolidated companies ($52.0 million) which is primarily attributable to the additional investment in the Refrigerated Storage Corporations which included the acquisition of nine additional Refrigerated Storage Properties ($66.6 million) offset by distributions from the Residential Development Corporations. The outflow of cash used in investing activities was partially offset by a decrease in notes receivable ($14.6 million) which is primarily due to the repayment of a mortgage note secured by an office property.

         On February 19, 1998, the Company completed an offering (the "February 1998 Preferred Offering") of 8,000,000 shares of 6 3/4% Series A convertible cumulative preferred shares (the "Series A Preferred Shares") with a liquidation preference of $25.00 per share. Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of .6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. Net proceeds to the Company from the February 1998 Preferred Offering after underwriting discounts of $8.0 million and other offering costs of approximately $.8 million were approximately $191.3 million. The net proceeds from the February 1998 Preferred Offering were used to repay borrowings under the Credit Facility. Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable quarterly in arrears commencing on May 15, 1998. The dividend represents an annualized dividend of $1.69 per share, or $.42 per share quarterly.

         On April 23, 1998, the Company completed an offering of 1,365,138 common shares at $32.27 per share to Merrill Lynch & Co. Net proceeds to the Company from the Unit Investment Trust Offering were approximately $44.0 million. The net proceeds were used to reduce borrowings outstanding under the Credit Facility.

         On June 29, 1998, the Company completed the June 1998 Preferred Offering of 6,948,734 Series B Preferred Shares with a liquidation preference of $32.38 per share in an aggregate principal amount of approximately $225 million. The Series B Preferred Shares have equal priority with the Series A Preferred Shares. Holders of the Series B Preferred Shares will not be entitled to regular quarterly cash dividends, but will be entitled to receive certain extraordinary cash dividends, and stock and other non-cash dividends, excluding dividends of common shares of the Company, that may be made from time to time to the common shareholders. On June 30, 2001, the Series B Preferred Shares will convert automatically into the Company's common shares at a conversion rate which is calculated based on a comparison of the investment return produced by the common shares of the Company and the NAREIT Return. The Series B Preferred Shares will also be convertible, at the option of the holder thereof, at any time from and after June 30, 2000 or upon the occurrence of certain events. Net proceeds to the Company from the June 1998 Preferred Offering after offering costs of $.2 million were approximately $224.8 million. The net proceeds from the June 1998 Preferred Offering were used to repay approximately $170.0 million of the amounts outstanding under the Company's short-term

BankBoston Note, and to make an indirect investment of approximately $54.8 million in five additional refrigerated storage properties. The Company will estimate quarterly non-cash dividends, for the purpose of calculating net income applicable to common shareholders, based on the NAREIT Return. This non-cash dividend will be recorded as an adjustment to retained earnings and additional paid-in capital.

         On February 20, 1998 and June 25, 1998, the Company issued an additional 525,000 common shares and 759,254 common shares, respectively, to Merrill Lynch International as a result of the decline in market price of the common shares from the date of issuance on December 12, 1997 through, respectively, February 12, 1998 and June 12, 1998. The issuance of these shares did not have a material impact on the Company's net income per common share or net book value per common share.

         On August 11, 1998, affiliates of Union Bank, AG and the Company exercised the right provided under the forward share purchase agreement dated August 12, 1997 to extend the term of the agreement for one year. In connection with the exercise of the right to extend the forward share purchase agreement, the Company paid a fee of approximately $3.0 million to one of the Union Bank affiliates. Under the forward share purchase agreement, the Company has agreed to purchase 4,700,000 common shares from such Union Bank affiliate by August 12, 1999.

         The Company is a party to the Merger Agreement, between the Company and Station. Pursuant to the Merger Agreement, Station would merge with and into the Company . On July 27, 1998, Station canceled its joint annual and special meeting of its common and preferred stockholders scheduled for August 4, 1998, at which the common and preferred stockholders were to vote on the Merger. On August 7, 1998, the Company notified Station that it was exercising its termination rights under the Merger Agreement based on Station's alleged material breaches of the Merger Agreement. Under the Merger Agreement, the Company has the right to terminate the Merger Agreement if a material breach by the other party is not cured within 10 business days after notice. Station and the Company are currently involved in litigation relating to the Merger Agreement. Each of Station and the Company are seeking damages from the other and declaratory relief. In addition, the action by Station seeks, among other matters, an order of specific performance requiring the Company to purchase $115 million of a class of Station's redeemable preferred stock.

         The Company has stated that it believes that Station's claims are without merit and intends to contest the claims vigorously. As with any litigation, however, it is not possible to predict the resolution of the pending actions. The Company believes, however, that the pending action will not have a material adverse effect on the Company's financial condition or results of operations.

         As a result of the developments relating to Station, the Company has stated that it no longer considers the Merger to be probable and intends to cancel its previously announced common share rights offerings, and increase in quarterly dividend to $.63 per common share, which were dependent on the consummation of the Merger. The Company's board of trust managers will conduct its regular annual evaluation of the Company's dividend policy in September 1998. In addition, the Company has stated that it does not intend to proceed with the formation of a new partnership that would have owned the real estate assets acquired from Station and invested in casinos, gaming properties and other real estate properties.

         As of August 12, 1998, with the exception of the pending investment in the Prudential Portfolio for approximately $464.6 million and the Tower transaction for approximately $168.4 million, the Company had no commitments for material capital expenditures.

         The Company expects to meet its short-term liquidity requirements primarily through cash flow provided by operating activities, which the Company believes will be adequate to fund normal recurring operating expenses, debt service requirements, recurring capital expenditures and distributions to shareholders and unitholders. To the extent the Company's cash flow from operating activities is not sufficient to finance non-recurring capital expenditures, such as tenant improvement and leasing costs related to previously unoccupied space, or investment property acquisition and development costs, the Company expects to finance such activities with available cash reserves and other debt and equity financing alternatives which are available to the Company. These alternatives include but are not limited to unit and common share issuances, obtaining new debt instruments secured by investment property acquisitions and developments, additional proceeds from the refinancing of existing secured debt and additional unsecured short-term borrowings. The Company will analyze the various alternatives as needed, in order to maintain the most appropriate capital structure to execute upon its strategy.

         The Company expects to meet its long-term liquidity requirements, consisting primarily of maturities under the Company's fixed and variable rate debt through long-term secured and unsecured borrowings and the issuance of additional debt securities or additional equity securities of the Company.

         The Company intends to maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 95% of its taxable income to its shareholders.

         The significant terms of the Company's primary debt financing arrangements are shown below (dollars in thousands):




                                                                    INTEREST                              BALANCE
                                                                      RATE                              OUTSTANDING
                                                  MAXIMUM              AT         EXPIRATION                AT
              DESCRIPTION                        BORROWINGS          6/30/98         DATE                 6/30/98
---------------------------------------------------------------------------------------------------------------------
Secured Fixed Rate Debt:
  LaSalle Note I                              $     239,000            7.83%     August 2027(1)         $  239,000
  LaSalle Note II                                   161,000            7.79       March 2028(2)            161,000
  CIGNA Note                                         63,500            7.47       December 2002             63,500
  Metropolitan Life Note I                           11,948            8.88       September 2001            11,948
  Metropolitan Life Note II                          44,716            6.93       December 2002             44,716
  Metropolitan Life Note III                         40,000            7.74       December 1999             40,000
  Metropolitan Life Note IV                           6,890            7.11       December 1999              6,890
  Northwestern Life Note                             26,000            7.65       January 2003              26,000
  Nomura Funding VI Note                              8,649           10.07        July 2020(3)              8,649
  Rigney Promissory Note                                770            8.50       November 2012                770
                                              -------------          -------                            ----------
     Subtotal/Weighted Average                $     602,473            7.75%                            $  602,473
                                              =============          =======                            ==========

Secured Capped Variable Rate Debt:
  LaSalle Note III                            $     115,000            7.79%       July 1999            $  115,000
                                              =============          =======                            ==========
Secured Variable Rate Debt:
  Chase Manhattan Note                        $      97,123            7.41%     September 2001         $   97,123
                                              =============          =======                            ==========
Unsecured Fixed Rate Debt:
  Notes due 2007(4)                           $    250,000             7.13%     September 2007         $  250,000
  Notes due 2002(4)                                150,000             6.63      September 2002            150,000
                                              -------------          -------                            ----------

     Subtotal/Weighted Average                $    400,000             6.94%                            $  400,000
                                              =============          =======                            ==========
Unsecured Variable Rate Debt:
  Line of Credit                              $    750,000             6.83%       June 2000            $  610,000
  BankBoston Note                                   80,000             6.83        July 1998(5)             80,000
  BankBoston Note II                               100,000             6.83        August 1998             100,000
                                              -------------          -------                            ----------
     Subtotal/Weighted Average                $    930,000             6.83%                            $  790,000
                                              =============          =======                            ==========
TOTAL/WEIGHTED AVERAGE                        $  2,144,596             7.21%                            $2,004,596
                                              =============          =======                            ==========

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

(3) Beginning in July 1998, the Company has the option to defease the note by purchasing Treasury obligations to pay the note without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty.

(4) The interest rates on the Notes were subject to temporary increase by 50 basis points in the event that a registered offer to exchange the Notes for notes of the Operating Partnership with terms identical in all material respects to the Notes was not consummated or a shelf registration statement with respect to the resale of the Notes was not declared effective by the Securities and Exchange Commission (the "SEC") on or before March 21, 1998. The interest rates on the Notes were temporarily increased by 50 basis points, since the exchange offer was not completed by March 21, 1998. The interest rates on the Notes returned to the original rates in July 1998, when the registered offer to exchange the Notes became effective. As of July 2, 1998, all of the Notes had been exchanged. The interest rates on the Notes are also subject to adjustment in the event that the Notes are assigned a rating that is not an investment grade rating, do not continue to be assigned a rating or are not assigned a rating by certain rating agencies. In September 1997, the Notes received a Baa3 rating (investment grade) from Moody's. On July 28, 1998, the Notes received a BB+ rating (one notch below investment grade) from S & P. Since the Notes are split rated, the interest rates on the Notes increased 37.5 basis points on July 28, 1998. Should the Notes become investment grade rated from both Moody's and S&P by September 22, 1998, the 37.5 basis point increase would be eliminated.

(5)      Repaid on July 1, 1998 with a borrowing under the Credit Facility.

         Based on the Company's total market capitalization of $6.9 billion and $6.5 billion at June 30 and August 11, 1998, respectively (at a share price of $33.625 and $29.750 which were the closing prices of the common shares on the New York Stock Exchange on June 30 and August 11, 1998, respectively, and including the full conversion of all units of minority interest in the Operating Partnership plus total indebtedness), the Company's debt represented 29% and 32% of its total market capitalization at June 30 and August 11, 1998, respectively. It is the Company's current policy to pursue a strategy of conservative use of leverage, generally with a ratio of debt to total market capitalization of the Company targeted at approximately 40 percent, although this policy is subject to reevaluation and modification and could be increased above 40 percent.

FUNDS FROM OPERATIONS

         Funds from Operations ("FFO"), based on the definition adopted by the Board of Governors of the NAREIT and as used herein, means net income (loss) (determined in accordance with generally accepted accounting principles or "GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance of an equity REIT. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income),
(ii) is not necessarily indicative of cash flow available to fund cash needs and
(iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate distributions paid to shareholders and unitholders for the six months ended June 30, 1998 and 1997 were $99.7 and $59.6 million, respectively. An increase in FFO does not necessarily result in an increase in aggregate distributions because the Company's board of trustees is not required to increase distributions on a quarterly basis unless necessary in order to enable the Company to maintain REIT status. Because the Company must distribute 95% of its real estate investment trust taxable income (as defined in the Code), however, a significant increase in FFO will generally require an increase in distributions to shareholders and unitholders although not necessarily on a proportionate basis. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net income (loss) and cash flows as reported in the consolidated financial statements and notes thereto. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REIT's because these REIT's may not apply the definition of FFO in the same manner as the Company.

                       STATEMENTS OF FUNDS FROM OPERATIONS
                             (dollars in thousands)



                                               Three Months Ended         Six Months Ended
                                                     June 30,                 June 30,
                                              ----------------------    ----------------------
                                                 1998         1997         1998         1997
                                              ---------    ---------    ---------    ---------

Income before minority interests              $  48,278    $  29,186    $  95,432    $  49,431
Adjustments:
  Depreciation and amortization of real
    estate assets                                27,664       15,724       53,715       29,220
  Adjustment for investments in real estate
   mortgages and equity of
    unconsolidated companies                     15,184          407       27,498          673
  Minority interest in joint ventures              (406)        (386)        (806)        (802)
  Preferred stock dividends                      (3,375)          --       (4,950)          --
                                              ---------    ---------    ---------    ---------

Funds from operations                         $  87,345    $  44,931    $ 170,889    $  78,522
                                              =========    =========    =========    =========
Investment Segments:
  Office and retail properties                $  82,894    $  50,036    $ 156,940    $  89,446
  Hotel properties                               12,486        8,183       25,110       16,997
  Behavioral healthcare properties               13,824        2,142       27,647        2,142
  Refrigerated storage properties                 5,576           --       11,538           --
  Residential development properties             13,712        1,449       23,266        2,673
  Corporate general & administrative             (3,554)      (2,638)      (6,701)      (7,483)
  Interest expense                              (37,844)     (16,868)     (72,127)     (31,612)
  Preferred dividend                             (3,375)          --       (4,950)          --
  Other(1)                                        3,626        2,627       10,166        6,359
                                              ---------    ---------    ---------    ---------

Funds from operations                         $  87,345    $  44,931    $ 170,889    $  78,522
                                              =========    =========    =========    =========



(1) Includes interest and other income less depreciation and amortization of non-real assets and amortization of deferred financing costs.

          RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
                             BY OPERATING ACTIVITIES
                             (dollars in thousands)



                                                                      Six Months Ended
                                                                          June 30,
                                                                   ----------------------
                                                                      1998         1997
                                                                   ---------    ---------

Funds From Operations                                              $ 170,889    $  78,522

Adjustments:
  Depreciation and amortization of non-real estate assets                739          743
  Amortization of deferred financing costs                             2,250        1,220
  Minority interest in joint ventures profit and depreciation
     and amortization of real estate assets                            1,184        1,130
  Adjustment for investments in real estate mortgages and equity
     of unconsolidated companies                                     (27,498)        (673)
  Change in deferred rent receivable                                 (16,060)      (7,049)
  Change in current assets and liabilities                           (35,766)      (2,141)
  Equity in earnings in excess of distributions received from
      unconsolidated companies                                           441         (390)
  Preferred dividends                                                  4,950           --
  Non-cash compensation                                                  135          131
                                                                   ---------    ---------


Net Cash Provided by Operating Activities                          $ 101,264    $  71,493
                                                                   =========    =========

                                OFFICE PROPERTIES

         The following table sets forth certain information about the Office Properties as of June 30, 1998, assuming completion of the pending investment (see Note 9 - financial statements).





                                                                                                                  WEIGHTED
                                                                                                                  AVERAGE
                                                                                     NET                        FULL-SERVICE
                                                                                  RENTABLE                       RENTAL RATE
                                      NO. OF                            YEAR        AREA           PERCENT       PER LEASED
         STATE, CITY, PROPERTY      PROPERTIES      SUBMARKET         COMPLETED   (SQ. FT.)         LEASED       SQ. FT.(1)
         ---------------------      ----------      --------          ---------   ---------        -------       ----------
   TEXAS
    DALLAS
      Bank One Center(2)..........        1    CBD                        1987   1,530,957            73%       $      21.71
      The Crescent Office Towers..        1    Uptown/Turtle Creek        1985   1,210,949            99               28.75
      Fountain Place..............        1    CBD                        1986   1,200,266            96               18.22
      Trammell Crow Center(3).....        1    CBD                        1984   1,128,331            91               24.98
      Stemmons Place..............        1    Stemmons Freeway           1983     634,381            91               14.14
      Spectrum Center(4)..........        1    Far North Dallas           1983     598,250            77(5)            20.75
      Waterside Commons...........        1    Las Colinas                1986     458,739           100               16.76
      Caltex House................        1    Las Colinas                1982     445,993            96               25.47
      Reverchon Plaza.............        1    Uptown/Turtle Creek        1985     374,165            94               17.55
      The Aberdeen................        1    Far North Dallas           1986     320,629           100               18.19
      MacArthur Center I & II.....        1    Las Colinas           1982/1986     294,069            96               18.81
      Stanford Corporate Centre...        1    Far North Dallas           1985     265,507           100               16.42
      The Amberton................        1    Central Expressway         1982     255,052            81(5)            11.24
      Concourse Office Park.......        1    LBJ Freeway           1972-1986     244,879            92               13.07
      12404 Park Central..........        1    LBJ Freeway                1987     239,103            46(5)            19.73
      Palisades Central II........        1    Richardson/Plano           1985     237,731            95               16.63
      3333 Lee Parkway............        1    Uptown/Turtle Creek        1983     233,769            98               19.39
      Liberty Plaza I & II........        1    Far North Dallas      1981/1986     218,813           100               13.45
      The Addison.................        1    Far North Dallas           1981     215,016           100               17.64
      The Meridian................        1    LBJ Freeway                1984     213,915            92               15.48
      Palisades Central I.........        1    Richardson/Plano           1980     180,503            88(5)            14.31
      Walnut Green................        1    Central Expressway         1986     158,669            96               14.03
      Greenway II.................        1    Richardson/Plano           1985     154,329            99               19.45
      Addison Tower...............        1    Far North Dallas           1987     145,886            98               13.43
      Greenway I & IA.............        2    Richardson/Plano           1983     146,704           100               21.95
      5050 Quorum.................        1    Far North Dallas           1981     133,594            95               15.01
      Cedar Springs Plaza.........        1    Uptown/Turtle Creek        1982     110,923            90               17.04
      Valley Centre...............        1    Las Colinas                1985      74,861            99               15.73
      One Preston Park............        1    Far North Dallas           1980      40,525            86               15.63
                                       ----                                     ----------       -------        ------------
        Subtotal/Weighted Average.       31                                     11,466,508            90%       $      19.96
                                        ---                                     ----------       -------        ------------

    FORT WORTH
      Continental Plaza...........        1    CBD                        1982     954,895            48%(5)    $      15.76
                                       ----                                     ----------       -------        ------------

    HOUSTON
     Greenway Plaza Office
       Portfolio..................       10    Richmond-Buffalo      1969-1982   4,286,277            89%       $      15.40
                                               Speedway
     Houston Center...............        3    CBD                   1974-1983   2,764,418            94(5)            15.18
     Post Oak Central.............        3    West Loop/Galleria    1974-1981   1,277,516            95               15.42
     The Woodlands Office
       Properties(6) .............       12    The Woodlands         1980-1996     810,630            96(5)            15.34
     BP Plaza.....................        1    Katy Freeway               1992     561,065           100               17.94
     Three Westlake Park(7).......        1    Katy Freeway               1983     414,251            99               13.45
     U.S. Home Building...........        1    West Loop/Galleria         1982     399,777            85               14.87
                                       ----                                     ----------       -------        ------------
        Subtotal/Weighted Average.       31                                     10,513,934            92%       $      15.38
                                        ---                                     ----------       -------        ------------

    AUSTIN
      Frost Bank Plaza............        1    CBD                        1984     433,024            75%(5)    $      18.31
      301 Congress Avenue(8)......        1    CBD                        1986     418,338            98               22.98
      Bank One Tower..............        1    CBD                        1974     389,503            96               16.94
      Austin Centre...............        1    CBD                        1986     343,665            92               19.90
      The Avallon.................        1    Northwest             1993/1997     232,301(9)         79(5)            18.95
      Barton Oaks Plaza One.......        1    Southwest                  1986      99,792           100               19.91
                                       ----                                     ----------       -------        ------------
          Subtotal/Weighted Average       6                                      1,916,623            89%       $      19.58
                                       ----                                     ----------       -------        ------------




                                                                                                                WEIGHTED
                                                                                                                 AVERAGE
                                                                                   NET                         FULL-SERVICE
                                                                                 RENTABLE                      RENTAL RATE
                                      NO. OF                            YEAR       AREA        PERCENT         PER LEASED
         STATE, CITY, PROPERTY       PROPERTIES   SUBMARKET           COMPLETED  (SQ. FT.)      LEASED         SQ. FT.(1)
         ---------------------       ----------   ---------           ---------  ---------      ------         ------------

   COLORADO
    DENVER
      MCI Tower...................        1    CBD                        1982     550,807            98%       $      17.96
      Ptarmigan Place.............        1    Cherry Creek               1984     418,630            93               16.29
      Regency Plaza One...........        1    DTC                        1985     309,862            90(5)            21.17
      AT&T Building...............        1    CBD                        1982     184,581            83               15.07
      The Citadel.................        1    Cherry Creek               1987     130,652           100               19.75
      55 Madison..................        1    Cherry Creek               1982     137,176            84(5)            17.11
      44 Cook.....................        1    Cherry Creek               1984     124,174            96               17.75
                                        ---                                     ----------       -------        ------------
          Subtotal/Weighted Average       7                                      1,855,882            93%       $      17.92
                                        ---                                     ----------       -------        ------------

    COLORADO SPRINGS
      Briargate Office and
         Research Center..........        1    Colorado Springs           1988     252,857           100        $      15.51
                                        ---                                     ----------       -------        ------------

   ILLINOIS
    CHICAGO
      Woodfield Corporate
        Center(10)................        6    Schaumburg            1978-1986   1,627,769            94        $      23.74
                                        ---                                     ----------       -------        ------------

   LOUISIANA
    NEW ORLEANS
      Energy Centre...............        1    CBD                        1984     761,500            78%       $      14.85
      1615 Poydras................        1    CBD                        1984     508,741            80               15.10
                                        ---                                     ----------       -------        ------------
          Subtotal/Weighted Average       2                                      1,270,241            79%       $      14.95
                                        ---                                     ----------       -------        ------------

   FLORIDA
    MIAMI
      Miami Center................        1    CBD                        1983     782,686            80%       $      23.52
      Datran Center...............        2    South Dade/Kendall    1986/1988     472,236            92               20.29
                                        ---                                     ----------       -------        ------------
        Subtotal/Weighted Average         3                                      1,254,922            84%       $      22.18
                                        ---                                     ----------       -------        ------------

   ARIZONA
    PHOENIX
      Two Renaissance Square......        1    Downtown/CBD               1990     476,373            91%(5)    $      23.30
      6225 North 24th Street......        1    Camelback Corridor         1981      86,451            67(5)            21.66
                                        ---                                     ----------       -------        ------------
          Subtotal/Weighted Average       2                                        562,824            88%       $      23.10
                                        ---                                     ----------       -------        ------------

   WASHINGTON, D.C.
     WASHINGTON, D.C.
        Washington Harbour........        2    Georgetown                 1986    536,206             94%       $      36.47
                                        ---                                     ---------        -------        ------------

   NEBRASKA
    OMAHA
      Central Park Plaza..........        1    CBD                        1982     409,850           100%       $      15.23
                                        ---                                     ----------       -------        ------------

   NEW MEXICO
    ALBUQUERQUE
      Albuquerque Plaza...........        1    CBD                        1990     366,236            96%       $      18.45
                                        ---                                     ----------       -------        ------------

   CALIFORNIA
    SAN FRANCISCO
      160 Spear Street............        1    South of Market/CBD        1984     276,420            99%       $      24.93
                                        ---                                     ----------       -------        ------------

   SAN DIEGO
      Chancellor Park (11)........        1    UTC                        1988     195,733            87%       $      20.35
                                        ---                                     ----------       -------        ------------

   COSTA MESA
      Two Town Center(10).........        3    South Coast Metro    1979-1983      731,969            77%       $      22.61
                                        ---                                     ----------       -------        ------------

   LOS ANGELES
      6701 Tower(10)..............        1    Culver City-West LA        1987     320,982            81%       $      23.38
                                        ---                                     ----------       -------        ------------

        TOTAL/WEIGHTED AVERAGE....       99                                     34,513,851            89%(5)    $      18.75
                                         ==                                     ==========       =======        ============

   (1) Calculated based on base rent payable as of June 30, 1998, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles and including adjustments for expenses payable by or reimbursable from tenants.
   (2) The Company has a 50% general partner interest in the partnership that owns Bank One Center.
   (3) The Company owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building.
   (4) The Company owns the principal economic interest in Spectrum Center through an interest in Spectrum Mortgage Associates L.P., which owns both a mortgage note secured by Spectrum Center and the ground lessor's interest in the land underlying the office building.
   (5) Leases have been executed at certain Office Properties but had not commenced as of June 30, 1998. If such leases had commenced as of June 30, 1998, the percent leased for Office Properties would have been 92%. The total percent leased for such Properties would have been as follows: Spectrum Center - 88%; The Amberton - 85%; 12404 Park Central
          - 100%; Palisades Central I - 99%; Continental Plaza - 100%; Houston Center - 97%; The Woodlands Office Properties - 99%; Frost Bank
          Plaza - 92%; The Avallon - 100%; Regency Plaza One - 97%;
          55 Madison - 89%; Two Renaissance Square - 96%; and 6225 North 24th Street - 83%.
   (6) The Company has a 75% limited partner interest and an indirect approximately 10% general partner interest in the partnership that owns the 12 Office Properties that comprise The Woodlands Office Properties.
   (7) The Company owns the principal economic interest in Three Westlake Park through its ownership of a mortgage note secured by Three Westlake Park.
   (8) The Company has a 1% general partner and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.
   (9) In August 1997, construction was completed on a 106,342 square foot office property. The entire building is leased to BMC Software, Inc., which is expected to occupy in stages over the next 13 months.
   (10)   Pending investment as of June 30, 1998.
   (11) The Company owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.

                AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following table sets forth a schedule of the lease expirations for leases in place as of June 30, 1998, assuming completion of the pending investment (see Note 9 - financial statements), for the Company's Office Properties for each of the 10 years beginning with the remainder of 1998, assuming that none of the tenants exercises renewal options and excluding an aggregate of 6,360,666 square feet of unleased space.





                                                                                                        ANNUAL
                                                              PERCENTAGE                 PERCENTAGE OF   FULL-
                                                              OF LEASED                   TOTAL ANNUAL  SERVICE
                                            NET RENTABLE     NET RENTABLE  ANNUAL FULL-  FULL-SERVICE   RENT PER
                            NUMBER OF           AREA            AREA         SERVICE         RENT         NET
                          TENANTS WITH       REPRESENTED     REPRESENTED    RENT UNDER    REPRESENTED   RENTABLE
                            EXPIRING     BY EXPIRING LEASES  BY EXPIRING     EXPIRING     BY EXPIRING    AREA
YEAR OF LEASE EXPIRATION     LEASES       (SQUARE FEET)(1)     LEASES        LEASES(2)      LEASES     EXPIRING(2)
----------------------------------------------------------------------------------------------------------------
1998..................        382             1,496,733          5.3%      $25,710,906        4.6%       $17.18
1999..................        432             3,542,650         12.6        62,702,859       11.3         17.70
2000 .................        401             3,401,333         12.1        64,247,299       11.6         18.89
2001..................        370             3,798,275         13.5        67,612,166       12.2         17.80
2002..................        299             3,518,162         12.5        71,042,105       12.8         20.19
2003..................        181             2,161,069          7.7        39,886,788        7.2         18.46
2004 .................         94             2,825,922         10.0        55,890,884       10.0         19.78
2005..................         60             2,100,930          7.5        44,203,041        7.9         21.04
2006..................         26               583,247          2.1        11,994,078        2.2         20.56
2007..................         29             1,156,506          4.1        25,345,686        4.6         21.92
2008 and thereafter...         48             3,568,358         12.6        87,569,838       15.6         24.54



(1)  Includes a pending investment (see Note 9 - financial statements).

(2) Calculated based on base rent payable as of the expiration date of the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

                                HOTEL PROPERTIES

         The following table sets forth certain information about the Hotel Properties for the six months ended June 30, 1998 and 1997. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.



                                                                                     For the six months ended June 30,
                                                                                     ---------------------------------
                                                                                                                       Revenue
                                                                                   Average             Average           Per
                                                                                  Occupancy             Daily         Available
                                                     Year                            Rate                Rate            Room
                                                   Completed/                        ----                ----            ----
Hotel Property(1)                  Location        Renovated         Rooms      1998      1997       1998    1997    1998    1997
--------------                     --------        ---------         -----      ----      ----       ----    ----    ----    ----
Full-Service/Luxury Hotels:

Denver Marriott City Center    Denver, CO          1982/1994          613       78%        80%     $  125  $ 116   $  97   $   92
Four Seasons Hotel-Houston     Houston, TX            1982            399       66         69         179    158     119      110
Hyatt Regency Albuquerque      Albuquerque,NM         1990            395       68         74         103     99      70       74
Omni Austin Hotel              Austin, TX             1986            314       80         80         117    106      94       85
Hyatt Regency Beaver Creek     Avon, CO               1989            295       68         69         279    270     190      186
Sonoma Mission Inn & Spa       Sonoma, CA         1927/1987/1997      198(2)    80         89         211    160     168      161
Ventana Country Inn            Big Sur, CA        1975/1982/1988       62       40(7)      82         327    309     132(7)   252
                                                                    -----     ----       ----      ------  -----   -----   ------
     TOTAL/WEIGHTED AVERAGE                                         2,276       72%        76%     $  159  $ 148   $ 115   $  113
                                                                    =====     ====       ====      ======  =====   =====   ======

Destination Health & Fitness                                     Guest Nights
                                                                 ------------
Resorts:
Canyon-Ranch - Tucson          Tucson, AZ             1980           250(3)
Canyon Ranch - Lenox           Lenox, MA              1989           202(3)
                                                                   -----
     TOTAL/WEIGHTED AVERAGE                                          452        89%(4)     83%(4)  $504(5) $476(5) $436(6) $  382(6)
                                                                   =====      ====       ====      ====    ====    ====    ======



(1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Hotel Properties and has leased the Hotel Properties to subsidiaries of Crescent Operating, Inc. pursuant to long-term leases.
(2)  In July 1997, 30 additional rooms were completed.
(3) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.
(4) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period.
(5) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.
(6) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.
(7) Temporarily closed from February 1, 1998 through May 1, 1998 due to flooding in the region affecting the roadway passage to the hotel.

                       RESIDENTIAL DEVELOPMENT PROPERTIES

         The Company owns economic interests in five Residential Development Corporations through the Residential Development Property Mortgages relating to and the non-voting common stock in these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, own interests in the 13 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

         The following table sets forth certain information as of June 30, 1998, relating to the Residential Development Properties.

                                                                                 Total       Total      Average       Range of
                  Residential                          Residential     Total   Lots/Units  Lots/Units   Closed        Proposed
  Residential     Development                          Development     Lots/   Developed    Closed     Sale Price    Sale Prices
  Development     Properties     Type of              Corporation's    Units     Since      Since      Per Lot/     Per Lot/Unit
 Corporation(1)     (RDP)        RDP(2)   Location     Ownership %    Planned  Inception  Inception     Unit($)        ($)(3)
---------------  ------------    -------  --------     ------------   -------  ---------  ---------    --------     --------------
Mira Vista       Mira Vista        SF   Fort Worth, TX   100.00%      710      581         541     95,000       50,000 - 265,000
  Development    The Highlands     SF   Breckenridge, CO  12.25%      750      249         215    140,000       55,000 - 250,000
  Corp.                                                            ------   ------      ------


    Total Mira Vista Development Corp.                              1,460      830         756
                                                                   ------   ------      ------
Houston Area     Falcon Point      SF   Houston, TX      100.0%     1,205      556         294     31,000        22,000 - 60,000
  Development    Spring Lakes      SF   Houston, TX      100.0%       536       93           8     32,200        21,000 - 45,000
  Corp.                                                            ------   ------      ------

    Total Houston Area Development Corp.                            1,741      649         302
                                                                   ------   ------      ------
Crescent         The Reserve at
Development        Frisco          SF   Frisco, CO        60.0%       134      134          90     95,000       60,000 - 165,000
Management       Villa Montane
 Corp.             Townhomes       TH   Avon, CO          30.0%        27(4)     -           -        N/A    515,000 - 1,700,000
                 Villa Montane
                   Club            TS   Avon, CO          30.0%       746(4)     -           -        N/A     18,000 -   150,000
                 Villas at Beaver
                   Creek           TH   Avon, CO          30.0%        10(4)     -           -        N/A  1,625,000 - 3,245,000
                 Deer Trail        SFH  Avon, CO          60.0%        16(4)     -           -        N/A  2,560,000 - 3,325,000
                 Buckhorn
                   Townhomes       TH   Avon, CO          60.0%        24(4)     -           -        N/A    945,000 - 1,850,000
                 Bear Paw Lodge    CO   Avon, CO          60.0%        43(4)     -           -        N/A  1,495,000 - 1,895,000
                                                                   ------   ------      ------

    Total Crescent Development Management Corp.                     1,000      134          90
                                                                   ------   ------      ------
The Woodlands    The Woodlands     SF   The Woodlands, TX 42.5%    38,313   18,949      18,087     40,000       13,000 - 250,000
Land Company
 Inc.
                                                                   ------   ------      ------
Desert Mountain  Desert Mountain   SF   Scottsdale, AZ    93.0%     2,543    1,877       1,689    300,000(5) 150,000 - 2,500,000(5)
 Development                                                       ------   ------      ------
 Corp.

      Total                                                        45,057   22,439      20,924
                                                                   ======   ======      ======

-------------------------------

(1) The Company has an approximately 94%, 94%, 90%, 95% and 95% ownership interest in Mira Vista Development Corp., Houston Area Development Corp., Crescent Development Management Corp., The Woodlands Land Company, Inc., and Desert Mountain Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations.
(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); TS (Timeshare); and SFH (Single-Family Homes).
(3)  Based on existing inventory of developed lots and lots to be developed.
(4) As of June 30, 1998, 15 units were under contract at Villa Montane Townhomes representing $14.5 million in sales proceeds, 638 contracts were pre-sold at Villa Montane Club representing $38.7 million in sales proceeds, eight units were under contract at Villas at Beaver Creek representing $17.9 million in sales proceeds, seven units were under contract at Deer Trail representing $20.2 million in sales, 14 units were under contract at Buckhorn Townhomes representing $18.4 million in sales, and five units were under contract at Bear Paw Lodge representing $8.9 million in sales.
(5)  Excludes golf membership which is approximately $125,000.

YEAR 2000 COMPLIANCE

         The Company has reviewed its in-house computer software programs and operating systems, which consist primarily of the accounting and property management systems, to assess the impact of the Year 2000 on these systems. These programs and systems are Year 2000 compliant.

         Based on current information, the Company believes that it will be able to achieve Year 2000 compliance for its property-specific computer systems, such as energy management and security access systems, through a combination of the modification and replacement of systems within its Office Property portfolio. The Company anticipates that the costs associated with achieving Year 2000 compliance will not have a material impact on the Company's financial results. The implementation will take place over the next 12 months with the assistance of full-time employees and independent contractors.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         This item is inapplicable to the Company because its market capitalization was less than $2.5 billion on January 28, 1997, therefore the Company is not required to respond to this item until its Form 10-K for the year ended December 31, 1998.

                                     PART II


OTHER INFORMATION


Item 1.  Legal Proceedings

     The Company is a party to an Agreement and Plan of Merger, dated January 16, 1998, as amended (the "Merger Agreement"), between the Company and Station Casinos, Inc. ("Station"). On July 27, 1998, Station canceled the joint annual and special meeting of its common and preferred stockholders scheduled for August 4, 1998, at which the common and preferred stockholders were to vote on the Merger.

     On July 30, 1998, Station filed a complaint in Clark County District Court, State of Nevada seeking declaratory relief in connection with the Merger Agreement. The complaint alleges that the Company consented to Station's cancellation of its meeting of stockholders. The action seeks a declaratory judgment that (i) Station has complied in all material respects with its obligations under the Merger Agreement, (ii) Station is not obligated to reschedule immediately a meeting of its common and preferred stockholders,
(iii) the Company has no right to terminate the Merger Agreement, and (iv) the Company is obligated to purchase up to $115 million in redeemable preferred stock of Station in accordance with certain provisions of the Merger Agreement.

     On August 7, 1998, the Company filed a complaint in the United States District Court, Northern District of Texas seeking damages and declaratory relief as a result of Station's alleged breaches of the Merger Agreement. The complaint alleges that Station breached the Merger Agreement by unilaterally canceling its scheduled stockholders meeting and refusing to reschedule and conduct the meeting and that Station's representations and warranties were not true and correct in all material respects. The action seeks (i) compensatory damages, including expenses, (ii) a declaratory judgment that Station's alleged breaches under the Merger Agreement excuse the Company from any further obligations under the Merger Agreement, and (iii) a declaratory judgment that the Company is not required to purchase shares of Station's redeemable preferred stock due to Station's material breaches of the Merger
Agreement.

     On August 11, 1998, Station amended its complaint to expand the matters as to which declaratory relief was sought and to add claims for damages and for specific performance relating to the purchase of Station's redeemable preferred stock. The amended complaint alleges that the Company breached its obligations under the Merger Agreement by failing to use all reasonable efforts to consummate the Merger and by refusing to provide Station with access to additional information concerning the Company. The amended complaint also alleges that the Company had no right to terminate the Merger Agreement or to refuse to purchase 115,000 shares of Station's redeemable preferred stock for an aggregate purchase price of $115,000,000. As amended, the action by Station seeks, in addition to the prior requests for declaratory relief, (i) an order of specific performance requiring the Company to purchase $115,000,000 of the redeemable preferred stock, (ii) damages consisting of compensatory damages (which Station states it believes to be in excess of $400,000,000), costs associated with Station's obtaining capital needed to replace the $115,000,000 that was to have been paid by the Company to purchase the redeemable preferred stock, and expenses incurred by Station in connection with the proposed Merger, and (iii) a declaratory judgment that the Company was in breach of its representations, warranties, and covenants at the time that the Company exercised its termination rights under the Merger Agreement and that the Company's breach and exercise of termination rights excuses Station from any further performance obligation under the Merger Agreement.

     The Company has stated that it believes that Station's claims are without merit and intends to contest the claims vigorously. As with any litigation, however, it is not possible to predict the resolution of the pending actions. The Company has stated it believes however, that the pending action against the Company will not have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of stockholders of the Company was held on June 8, 1998.

         (b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934, as amended, and the regulations promulgated thereunder. There was no solicitation in opposition to management's solicitations. All of management's nominees for director were elected.

         (c) Two proposals were submitted to a vote of shareholders as follows:

             (1) The shareholders approved the election of the following persons as directors of the Company:



                  Name                         For                    Withheld
                  ----                         ---                    --------
                  Gerald W. Haddock         102,068,235                188,293
                  Morton H. Meyerson        102,058,090                198,438



             (2) The shareholders approved, with 102,074,826 affirmative votes, 69,414 negative votes, 112,288 abstentions, and no broker non-votes, the proposal to approve the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998.

Item 5.  Other information

                 Shareholders who intend to submit proposals for consideration at the Company's 1999 annual meeting of shareholders must submit such proposals to the Company no later than December 31, 1998, in order to be considered for inclusion in the proxy statement and form of proxy to be distributed by the Board of Trust Managers in connection with that meeting. Shareholder proposals should be submitted to David M. Dean, Senior Vice President, Law, and Secretary, 777 Main Street, Suite 2100, Fort Worth, Texas 76102.

                  The form of proxy solicited by the Board of Trust Managers in connection with the Company's 1999 annual meeting of shareholders will confer discretionary authority to vote on any matter, if the Company did not have notice of the matter on or before March 15, 1999. Such notice should be submitted to David M. Dean, Senior Vice President, Law, and Secretary, 777 Main Street, Suite 2100, Fort Worth, Texas 76102.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      The following exhibits are filed as part of this report.

                  Exhibits          Description
                   2.01     -- Agreement and Plan of Merger, dated as of January 16,
                               1998, as amended, by and between the Registrant and
                               Station Casinos, Inc. (the "Merger Agreement") (filed as
                               Exhibit 2.01 to the Registrant's Annual Report on Form
                               10-K for the fiscal year ended December 31, 1997 (the
                               "1997 10-K") and incorporated herein by reference)
                   2.02     -- First Amendment to the Merger Agreement, dated as of
                               February 17, 1998 (filed as Exhibit 2.02 to the Registrant's
                               Registration Statement on Form S-4 (File No. 333-57945)
                               (the "1998 S-4") and incorporated herein by reference)
                   2.03     -- Second Amendment to the Merger Agreement, dated as of
                               June 15, 1998 (filed as Exhibit 2.03 to the 1998 S-4 and
                               incorporated herein by reference)
                   2.04     -- Third Amendment to the Merger Agreement, dated as of June
                               26, 1998 (filed as Exhibit 2.04 to the 1998 S-4 and
                               incorporated herein by reference)
                   3.01     -- Restated Declaration of Trust of the Registrant (filed as
                               Exhibit 4.01 to the Registrant's Registration Statement
                               on Form S-3 (File No. 333-21905) (the "1997 S-3") and
                               incorporated herein by reference)
                   3.02     -- Amended and Restated Bylaws of the Registrant, as amended
                               (filed as Exhibit 4.02 to the Registrant's Registration
                               Statement on Form S-3) (File No. 333-56809) and incorporated herein by reference)
                   4.01     -- Form of Common Share Certificate (filed as Exhibit 4.03 to the 1997 S-3 and incorporated herein by reference)
                   4.02     -- Statement of Designation of 6 3/4% Series A Convertible
                               Cumulative Preferred Shares of the Registrant (filed as
                               Exhibit 4.07 to the 1997 10-K and incorporated herein by
                               reference)
                   4.03     -- Form of Certificate of 6 3/4% Series A Convertible
                               Cumulative Preferred Shares of the Registrant (filed as
                               Exhibit 4 to the Registrant's Registration Statement on
                               Form 8-A/A filed on February 18, 1998 and incorporated
                               herein by reference)
                   4.04     -- Statement of Designation of Series B Convertible Preferred
                               Shares of the Registrant (filed as Exhibit 4.01 to the
                               Registrant's Current Report on Form 8-K dated June 29, 1998 and filed June 30, 1998 and incorporated herein by reference)
                   4.05     -- Form of Certificate of Series B Convertible Preferred Shares
                               (filed herewith)
                   4.06     -- Indenture, dated as of September 22, 1997, between
                               Crescent Real Estate Equities Limited Partnership and
                               State Street Bank and Trust Company, of Missouri, N.A.
                               (filed as Exhibit 4.01 to the Registration Statement on
                               Form S-4 (File No. 333-42293) of Crescent Real Estate
                               Equities Limited Partnership (the "1997 S-4") and
                               incorporated herein by reference)
                   4.07     -- 6 5/8% Note due 2002 of Crescent Real Estate Equities
                               Limited Partnership (filed herewith)
                   4.08     -- 7 1/8% Note due 2007 of Crescent Real Estate Equities
                               Limited Partnership (filed herewith)
                   4.09     -- Purchase Agreement, dated as of August 11, 1997, among
                               the Registrant, UBS Securities (Portfolio), LLC, and
                               Union Bank of Switzerland, London Branch (filed as
                               Exhibit 4.01 to the Registrant's Current Report on Form
                               8-K dated August 11, 1997 and filed August 13, 1997 and
                               incorporated herein by reference)
                   4.10     -- Purchase Agreement, effective as of December 12, 1997,
                               among the Registrant, Crescent Real Estate Equities
                               Limited Partnership, Merrill Lynch International and
                               Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed
                               as Exhibit 1.01 to the Registrant's Current Report on
                               Form 8-K/A dated December 12, 1997 and filed December 19,
                               1997 and incorporated herein by reference)
                   4.11     -- Swap Agreement, effective as of December 12, 1997,
                               between the Registrant and Merrill Lynch International
                               (filed as Exhibit 1.02 to the Registrant's Current Report
                               on Form 8-K dated December 12, 1997 and filed December
                               18, 1997 and incorporated herein by reference)
                  10.01     -- Second Amended and Restated Agreement of Limited
                               Partnership of Crescent Real Estate Equities Limited
                               Partnership dated as of November 1, 1997, as amended
                               through June 30, 1998 (filed herewith)
                  10.02     -- Noncompetition Agreement (Rainwater) (filed as Exhibit
                               10.02 to the 1997 10-K and incorporated herein by
                               reference)
                  10.03     -- Noncompetition Agreement (Goff) (filed as Exhibit 10.03 to the 1997 10-K and incorporated herein by reference)
                  10.04     -- Noncompetition Agreement (Haddock) (filed as Exhibit
                               10.04 to the 1997 10-K and incorporated herein by
                               reference)
                  10.05     -- Employment Agreement (Goff) (the "Goff Employment
                               Agreement") (filed as Exhibit 10.05 to the 1997 10-K and
                               incorporated herein by reference)
                  10.06     -- Amendment No. 5 to the Goff Employment Agreement, dated
                               March 10, 1998 (filed as Exhibit 10.29 to the 1997 S-4
                               and incorporated herein by reference)
                  10.07     -- Employment Agreement (Haddock) (the "Haddock Employment
                               Agreement") (filed as Exhibit 10.06 to the 1997 10-K and
                               incorporated herein by reference)
                  10.08     -- Amendment No. 4 to the Haddock Employment Agreement,
                               dated March 10, 1998 (filed as Exhibit 10.30 to the 1997
                               S-4 and incorporated herein by reference)
                  10.09     -- Form of Officers' and Trust Managers' Indemnification
                               Agreement as entered into between the Registrant and each
                               of its executive officers and trust managers (filed as
                               Exhibit 10.07 to the 1997 S-4 and incorporated herein by
                               reference)
                  10.10     -- Crescent Real Estate Equities Company 1994 Stock Incentive
                               Plan (filed as Exhibit 10.07 to the Registrant's Registration
                               Statement on Form S-11 (File No. 33-75188) and incorporated herein by reference)
                  10.11     -- Crescent Real Estate Equities, Ltd. First Amended and
                               Restated 401(k) Plan (filed as Exhibit 10.10 to the 1997
                               10-K and incorporated herein by reference)
                  10.12     -- Second Amended and Restated 1995 Crescent Real Estate
                               Equities Company Stock Incentive Plan (filed as Exhibit
                               10.13 to the 1997 S-4 and incorporated herein by
                               reference)
                  10.13     -- 1995 Crescent Real Estate Equities Limited Partnership
                               Unit Incentive Plan (filed as Exhibit 99.01 to the
                               Registrant's Registration Statement on Form S-8 (File No.
                               333-3452) and incorporated herein by reference)
                  10.14     -- 1996 Crescent Real Estate Equities Limited Partnership
                               Unit Incentive Plan (filed as Exhibit 10.01 to the
                               Registrant's Current Report on Form 8-K dated and filed
                               September 27, 1996 and incorporated herein by reference)
                  10.15     -- Master Lease Agreement, dated June 16, 1997, as amended, between Crescent Real Estate Funding VII, L.P. and
                               Charter Behavioral Health Systems, LLC and its
                               subsidiaries, relating to the Magellan Facilities (filed
                               as Exhibit 10.27 to the 1997 10-K and incorporated herein
                               by reference)
                  10.16     -- Fifth Amended and Restated Revolving Credit Agreement,
                               dated June 30, 1998 among Crescent Real Estate
                               Equities Limited Partnership, BankBoston,
                               N.A. and the other banks named therein (filed herewith)
                  10.17     -- Intercompany Agreement, dated June 3, 1997, between
                               Crescent Real Estate Equities Limited Partnership
                               and Crescent Operating, Inc. (filed as Exhibit 10.2 to
                               the Registration Statement on Form S-1 (File No.
                               333-25223) of Crescent Operating, Inc. and incorporated
                               herein by reference)
                  27.01     -- Financial Data Schedule (filed herewith)


         (b)      Reports on Form 8-K.

                  Form 8-K dated April 17, 1988 and filed April 28, 1998, describing under Item 5 - Other Events, certain factors that may be relevant to the Company's forward looking statements.

                  Form 8-K dated April 23, 1998 and filed April 27, 1998, for the purpose of filing under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, certain exhibits in connection with the Company's offering of 1,365,138 common shares to Merrill Lynch & Co. for deposit with a unit investment trust.

                  Form 8-K/A filed April 27, 1988, to the Form 8-K dated January 16, 1998 and filed January 27, 1988, for the purpose of updating, under Item 5 - Other Events, certain information related to the Company's pending merger with Station Casinos, Inc. and filing under Item 7 - Financial Statements and Pro Forma Financial Information and Exhibits, the Pro Forma Consolidated Balance Sheet of the Company as of December 31, 1997 (unaudited) and notes thereto, and the Pro Forma Consolidated Statements of Operations of the Company for the years ended December 31, 1997 and 1996 (unaudited) and notes thereto.

                  Form 8-K/A filed June 10, 1988, to the Form 8-K dated January 16, 1988 and filed January 27, 1988, for the purpose of updating, under Item 5 - Other Events, certain information related to the Company's pending merger with Station Casinos, Inc. and filing under Item 7 - Financial Statements and Pro Forma Financial Information and Exhibits, the Pro Forma Consolidated Balance Sheet of the Company as of March 31, 1998 (unaudited) and notes thereto, and the Pro Forma Consolidated Statements of Operations of the Company for the three months ended March 31, 1998 and the year ended December 31, 1997 (unaudited) and notes thereto.

                  Form 8-K dated June 15, 1998 and filed June 16, 1998, describing under Item 5 - Other Events, the Company's proposed rights offering to be made following the completion of the merger with Station Casinos, Inc.

                  Form 8-K dated January 6, 1998 and filed June 19, 1998, for the purpose of filing under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, certain exhibits in connection with the Company's offering of 30,933 common shares to Senterra Real Estate Group, L.L.C.

                  Form 8-K/A dated April 17, 1988 and filed June 22, 1998, restating under Item 5 - Other Events, certain factors that may be relevant to the Company's forward looking statements.

                  Form 8-K dated October 15, 1997 and filed June 24, 1998, for the purpose of (i) announcing, under Item 5 - Other Events, the Company's acquisitions of U.S. Home Building, Austin Centre and Datran Center, and (ii) filing, under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, the Report of Independent Public Accountants, with respect to U.S. Home Building, Austin Centre and Datran Center, the Statements of Excess of Revenues Over Specific Operating Expenses and notes thereto, with respect to U.S. Home Building, Austin Centre and Datran Center, the Pro Forma Consolidated Balance Sheet of the Company as of March 31, 1998 and the notes thereto, and Pro Forma Consolidated Statements of Operations of the Company for the three months ended
                  March 31, 1998 and the year ended December 31, 1997 and notes thereto.


                  Form 8-K dated and filed June 25, 1998, for the purpose of filing under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, certain exhibits in connection with the Company's issuance of 759,254 common shares to Merrill Lynch International.

                  Form 8-K dated June 29, 1998 and filed June 30, 1998, for the purpose of filing under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, certain exhibits in connection with the Company's offering of 6,948,734 Series B Convertible Preferred Shares.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CRESCENT REAL ESTATE EQUITIES COMPANY




                                  /s/ Gerald W. Haddock
                                  ------------------------------------------
Date:    August 14, 1998          Gerald W. Haddock, President and Chief
         ------------------       Executive Officer







                                  /s/ Dallas E. Lucas
                                  ----------------------------------------------
Date:    August 14, 1998          Dallas E. Lucas, Senior Vice President, Chief
         ------------------       Financial Officer and Chief Accounting Officer

                               INDEX TO EXHIBITS

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
    NO.                                EXHIBIT                                PAGE
  -------                              -------                            ------------

    2.01     -- Agreement and Plan of Merger, dated as of January 16,
                1998, as amended, by and between the Registrant and Station Casinos, Inc. (the "Merger Agreement") (filed as
                Exhibit 2.01 to the Registrant's Annual Report on Form
                10-K for the fiscal year ended December 31, 1997 (the
                "1997 10-K") and incorporated herein by reference)
    2.02     -- First Amendment to the Merger Agreement, dated as of
                February 17, 1998 (filed as Exhibit 2.02 to the Registrant's
                Registration Statement on Form S-4 (File No. 333-57945)
                (the "1998 S-4") and incorporated herein by reference)
    2.03     -- Second Amendment to the Merger Agreement, dated as of
                June 15, 1998 (filed as Exhibit 2.03 to the 1998 S-4 and incorporated herein by reference)
    2.04     -- Third Amendment to the Merger Agreement, dated as of June
                26, 1998 (filed as Exhibit 2.04 to the 1998 S-4 and incorporated herein by reference)
    3.01     -- Restated Declaration of Trust of the Registrant (filed as
                Exhibit 4.01 to the Registrant's Registration Statement on Form S-3 (File No. 333-21905) (the "1997 S-3") and
                incorporated herein by reference)
    3.02     -- Amended and Restated Bylaws of the Registrant, as amended
                (filed as Exhibit 4.02 to the Registrant's Registration
                Statement on Form S-3) (File No. 333-56809) and incorporated herein by reference)
    4.01     -- Form of Common Share Certificate (filed as Exhibit 4.03 to the 1997 S-3 and incorporated herein by reference)
    4.02     -- Statement of Designation of 6 3/4% Series A Convertible
                Cumulative Preferred Shares of the Registrant (filed as
                Exhibit 4.07 to the 1997 10-K and incorporated herein by reference)
    4.03     -- Form of Certificate of 6 3/4% Series A Convertible
                Cumulative Preferred Shares of the Registrant (filed as
                Exhibit 4 to the Registrant's Registration Statement on
                Form 8-A/A filed on February 18, 1998 and incorporated herein by reference)
    4.04     -- Statement of Designation of Series B Convertible Preferred
                Shares of the Registrant (filed as Exhibit 4.01 to the Registrant's Current Report on Form 8-K dated June 29, 1998 and filed June 30, 1998 and incorporated herein by reference)
    4.05     -- Form of Certificate of Series B Convertible Preferred Shares
                (filed herewith)

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
    NO.                                EXHIBIT                                PAGE
  -------                              -------                            ------------
    4.06     -- Indenture, dated as of September 22, 1997, between
                Crescent Real Estate Equities Limited Partnership and
                State Street Bank and Trust Company, of Missouri, N.A.
                (filed as Exhibit 4.01 to the Registration Statement on
                Form S-4 (File No. 333-42293) of Crescent Real Estate
                Equities Limited Partnership (the "1997 S-4") and
                incorporated herein by reference)
    4.07     -- 6 5/8% Note due 2002 of Crescent Real Estate Equities
                Limited Partnership (filed herewith)
    4.08     -- 7 1/8% Note due 2007 of Crescent Real Estate Equities
                Limited Partnership (filed herewith)
    4.09     -- Purchase Agreement, dated as of August 11, 1997, among
                the Registrant, UBS Securities (Portfolio), LLC, and
                Union Bank of Switzerland, London Branch (filed as
                Exhibit 4.01 to the Registrant's Current Report on Form
                8-K dated August 11, 1997 and filed August 13, 1997 and
                incorporated herein by reference)
    4.10     -- Purchase Agreement, effective as of December 12, 1997,
                among the Registrant, Crescent Real Estate Equities
                Limited Partnership, Merrill Lynch International and
                Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed
                as Exhibit 1.01 to the Registrant's Current Report on
                Form 8-K/A dated December 12, 1997 and filed December 19,
                1997 and incorporated herein by reference)
    4.11     -- Swap Agreement, effective as of December 12, 1997,
                between the Registrant and Merrill Lynch International
                (filed as Exhibit 1.02 to the Registrant's Current Report
                on Form 8-K dated December 12, 1997 and filed December
                18, 1997 and incorporated herein by reference)
   10.01     -- Second Amended and Restated Agreement of Limited
                Partnership of Crescent Real Estate Equities Limited
                Partnership dated as of November 1, 1997, as amended
                through June 30, 1998 (filed herewith)
   10.02     -- Noncompetition Agreement (Rainwater) (filed as Exhibit
                10.02 to the 1997 10-K and incorporated herein by
                reference)
   10.03     -- Noncompetition Agreement (Goff) (filed as Exhibit 10.03 to the 1997 10-K and incorporated herein by reference)

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
    NO.                                EXHIBIT                                PAGE
  -------                              -------                            ------------
   10.04     -- Noncompetition Agreement (Haddock) (filed as Exhibit
                10.04 to the 1997 10-K and incorporated herein by
                reference)
   10.05     -- Employment Agreement (Goff) (the "Goff Employment
                Agreement") (filed as Exhibit 10.05 to the 1997 10-K and
                incorporated herein by reference)
   10.06     -- Amendment No. 5 to the Goff Employment Agreement, dated
                March 10, 1998 (filed as Exhibit 10.29 to the 1997 S-4
                and incorporated herein by reference)
   10.07     -- Employment Agreement (Haddock) (the "Haddock Employment
                Agreement") (filed as Exhibit 10.06 to the 1997 10-K and
                incorporated herein by reference)
   10.08     -- Amendment No. 4 to the Haddock Employment Agreement,
                dated March 10, 1998 (filed as Exhibit 10.30 to the 1997
                S-4 and incorporated herein by reference)
   10.09     -- Form of Officers' and Trust Managers' Indemnification
                Agreement as entered into between the Registrant and each
                of its executive officers and trust managers (filed as
                Exhibit 10.07 to the 1997 S-4 and incorporated herein by
                reference)
   10.10     -- Crescent Real Estate Equities Company 1994 Stock Incentive
                Plan (filed as Exhibit 10.07 to the Registrant's Registration
                Statement on Form S-11 (File No. 33-75188) and incorporated herein by reference)
   10.11     -- Crescent Real Estate Equities, Ltd. First Amended and
                Restated 401(k) Plan (filed as Exhibit 10.10 to the 1997
                10-K and incorporated herein by reference)
   10.12     -- Second Amended and Restated 1995 Crescent Real Estate
                Equities Company Stock Incentive Plan (filed as Exhibit
                10.13 to the 1997 S-4 and incorporated herein by
                reference)
   10.13     -- 1995 Crescent Real Estate Equities Limited Partnership
                Unit Incentive Plan (filed as Exhibit 99.01 to the
                Registrant's Registration Statement on Form S-8 (File No.
                333-3452) and incorporated herein by reference)
   10.14     -- 1996 Crescent Real Estate Equities Limited Partnership
                Unit Incentive Plan (filed as Exhibit 10.01 to the
                Registrant's Current Report on Form 8-K dated and filed
                September 27, 1996 and incorporated herein by reference)
   10.15     -- Master Lease Agreement, dated June 16, 1997, as amended, between Crescent Real Estate Funding VII, L.P. and
                Charter Behavioral Health Systems, LLC and its
                subsidiaries, relating to the Magellan Facilities (filed
                as Exhibit 10.27 to the 1997 10-K and incorporated herein
                by reference)
   10.16     -- Fifth Amended and Restated Revolving Credit Agreement,
                dated June 30, 1998 among Crescent Real Estate Equities
                Limited Partnership, BankBoston, N.A. and the other
                banks named therein (filed herewith)
   10.17     -- Intercompany Agreement, dated June 3, 1997, between
                Crescent Real Estate Equities Limited Partnership and Crescent
                Operating, Inc. (filed as Exhibit 10.2 to the Registration
                Statement on Form S-1 (File No. 333-25223) of Crescent
                Operating, Inc. and incorporated herein by reference)

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
    NO.                                EXHIBIT                                PAGE
  -------                              -------                            ------------
   27.01     -- Financial Data Schedule (filed herewith)