Form 10-Q
period 1998-09-30
CRESCENT REAL ESTATE EQUITIES CO
filed 1998-11-17
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1998
                           COMMISSION FILE NO 1-13038


                      CRESCENT REAL ESTATE EQUITIES COMPANY
-------------------------------------------------------------------------------
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


        Registrant's telephone number, including area code (817) 321-2100


Number of shares outstanding of each of the registrant's classes of preferred and common shares, as of November 9, 1998.


        Preferred Shares, par value $.01 per share:
                                          Series A:     8,000,000
                                          Series B:     6,948,734
           Common Shares, par value $.01 per share:   114,296,903

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


PART I:  FINANCIAL INFORMATION                                                                         PAGE
                                                                                                       ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1998 (Unaudited) and
         December  31, 1997 (Audited) ..................................................                3

         Consolidated Statements of Operations for the three and nine months ended
         September 30, 1998 and 1997 (Unaudited)........................................                4

         Consolidated Statement of Shareholders' Equity for the nine months ended
         September 30, 1998 (Unaudited).................................................                5

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1998 and 1997 (Unaudited) .......................................                6

         Notes to Financial Statements..................................................                7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Historical Results of Operations.................................               19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................               38

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................               38

Item 2.  Changes in Securities..........................................................               39

Item 3.  Defaults Upon Senior Securities................................................               39

Item 4.  Submission of Matters to a Vote of Security Holders............................               39

Item 5.  Other Information..............................................................               40

Item 6.  Exhibits and Reports on Form 8-K...............................................               40

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                (NOTES 1 AND 2)



                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                       1998             1997
                                                                                   -----------      -----------
                                                                                   (UNAUDITED)       (AUDITED)
ASSETS:
 Investments in Real Estate:
   Land                                                                            $   385,487      $   353,374
   Land held for development or sale                                                   105,387           94,954
   Building and improvements                                                         3,549,869        2,923,097
   Furniture, fixtures and equipment                                                    61,463           51,705
   Less -  accumulated depreciation                                                   (356,675)        (278,194)
                                                                                   -----------      -----------
             Net investment in real estate                                           3,745,531        3,144,936

   Cash and cash equivalents                                                            90,052           66,622
   Restricted cash and cash equivalents                                                 37,516           41,528
   Accounts receivable, net                                                             24,928           30,179
   Deferred rent receivable                                                             63,383           39,588
   Investments in real estate mortgages and equity of
       unconsolidated companies                                                        746,211          601,770
   Notes receivable, net                                                               172,027          156,676
   Other assets, net                                                                   102,331           98,681
                                                                                   -----------      -----------
               Total assets                                                        $ 4,981,979      $ 4,179,980
                                                                                   ===========      ===========

LIABILITIES:
   Borrowings under credit facility                                                $   750,000      $   350,000
   Notes payable                                                                     1,523,554        1,360,124
   Accounts payable, accrued expenses and other liabilities                            114,820          127,258
                                                                                   -----------      -----------
              Total liabilities                                                      2,388,374        1,837,382
                                                                                   -----------      -----------

FORWARD SHARE PURCHASE AGREEMENT:                                                      151,013               --

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
  Operating partnership, 6,549,629 and 6,397,072 units,
       respectively                                                                    128,831          117,103
  Investment joint ventures                                                             26,841           28,178
                                                                                   -----------      -----------
              Total minority interests                                                 155,672          145,281
                                                                                   -----------      -----------

SHAREHOLDERS' EQUITY:
   Preferred shares, $.01 par value, authorized 100,000,000 shares:
     6 3/4% Series A Convertible Cumulative Preferred Shares,
        8,000,000 shares issued and outstanding at September 30, 1998                  200,000               --
     Series B Convertible Preferred Shares, 6,948,734 shares issued
        and outstanding at September 30, 1998                                          225,000               --
  Common shares, $.01 par value, authorized 250,000,000 shares,
      120,945,262 shares issued, 114,286,008 shares outstanding, and 6,659,254 shares held in treasury as of September 30, 1998, and 117,977,907 shares issued and outstanding as of
      December 31, 1997                                                                  1,095            1,179
   Additional paid-in capital                                                        1,969,816        2,253,928
   Deferred compensation on restricted shares                                              (90)            (283)
   Retained deficit                                                                    (99,769)         (57,507)
   Accumulated other comprehensive income                                               (9,132)              --
                                                                                   -----------      -----------
              Total shareholders' equity                                             2,286,920        2,197,317
                                                                                   -----------      -----------
              Total liabilities and shareholders' equity                           $ 4,981,979      $ 4,179,980
                                                                                   ===========      ===========





                     The accompanying notes are an integral
                      part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS,
                             EXCEPT PER SHARE DATA)
                               (NOTES 1, 2 AND 3)


                                                     FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                               -------------------------------     ------------------------------
                                                         (UNAUDITED)                        (UNAUDITED)
                                                    1998              1997              1998             1997
                                               -------------     -------------     -------------     ------------
REVENUES:
   Office and retail properties                $     146,037     $      92,014     $     409,937     $    247,333
   Hotel properties                                   12,798             9,032            38,350           26,453
   Behavioral healthcare properties                   13,824            13,824            41,471           15,966
   Interest and other income                           7,134             5,187            20,288           10,364
                                               -------------     -------------     -------------     ------------
          Total revenues                             179,793           120,057           510,046          300,116
                                               -------------     -------------     -------------     ------------

EXPENSES:
   Real estate taxes                                  18,531            10,607            51,937           28,229
   Repairs and maintenance                            10,379             6,301            28,181           17,244
   Other rental property operating                    33,338            22,500            93,003           59,100
   Corporate general and administrative                4,335             2,372            11,036            9,855
   Interest expense                                   39,148            23,075           111,275           54,687
   Amortization of deferred financing costs            2,315               937             4,565            2,157
   Depreciation and amortization                      29,770            20,549            84,602           50,840
   Write-off of costs associated with
     terminated acquisitions                          18,435              --              18,435             --
                                               -------------     -------------     -------------     ------------
          Total expenses                             156,251            86,341           403,034          222,112
                                               -------------     -------------     -------------     ------------

         Operating income                             23,542            33,716           107,012           78,004

OTHER INCOME:
   Equity in net income of unconsolidated
     companies                                         9,253             1,119            21,215            6,262
                                               -------------     -------------     -------------     ------------


INCOME BEFORE MINORITY INTERESTS                      32,795            34,835           128,227           84,266
Minority interests                                    (3,217)           (4,432)          (12,797)         (12,018)
                                               -------------     -------------     -------------     ------------

NET INCOME                                            29,578            30,403           115,430           72,248


PREFERRED STOCK DIVIDENDS                             (3,375)             --              (8,325)            --
                                               -------------     -------------     -------------     ------------

NET INCOME AVAILABLE TO COMMON
  SHAREHOLDERS                                 $      26,203     $      30,403     $     107,105     $     72,248
                                               =============     =============     =============     ============


PER COMMON SHARE DATA:
   Net Income - Basic                          $        0.22     $        0.30     $        0.90     $       0.83
                                               =============     =============     =============     ============

   Net Income - Diluted                        $        0.21     $        0.29     $        0.85     $       0.79
                                               =============     =============     =============     ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC                            120,819,630        99,894,600       119,660,343       87,364,374
                                               =============     =============     =============     ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED                          134,172,062       104,257,252       127,165,200       91,169,765
                                               =============     =============     =============     ============

                     The accompanying notes are an integral
                      part of these financial statements.

                    CRESCENT REAL ESTATE EQUITIES COMPANY
                            CONSOLIDATED STATEMENT
                           OF SHAREHOLDERS' EQUITY

                            (DOLLARS IN THOUSANDS)
                              (NOTES 1, 2 AND 9)






                                                               PREFERRED STOCK                   COMMON STOCK         ADDITIONAL
                                                           -------------------------     -------------------------     PAID-IN
                                                            SHARES         NET VALUE       SHARES        PAR VALUE     CAPITAL
                                                           ----------      ---------     -----------     ---------    -----------
SHAREHOLDERS' EQUITY, December 31, 1997                          --        $    --       117,977,907     $  1,179     $ 2,253,928



  Issuance of common shares                                      --             --         2,651,039           27          65,004

  Issuance of preferred shares                             14,948,734        425,000           --            --            (9,000)

  Exercise of common share options                               --             --            44,364         --               612

  Cancellation of restricted shares                              --             --            (6,638)        --              (100)

  Issuance of  common shares in exchange for Operating
     Partnership units                                           --             --           278,590            3           5,468

  Amortization of deferred compensation                          --             --              --           --              --

  Settlement of forward share purchase agreement                 --             --        (6,659,254)         (67)       (200,766)

  Reclassification of forward share purchase agreement           --             --              --            (47)       (145,330)

  Dividends paid                                                 --             --              --           --              --

  Net income available to common shareholders                    --             --              --           --              --

  Unrealized loss on available-for-sale securities               --             --              --           --              --
                                                           ----------      ---------     -----------     --------     -----------
SHAREHOLDERS' EQUITY, September 30, 1998 (unaudited)       14,948,734      $ 425,000     114,286,008     $  1,095     $ 1,969,816
                                                           ==========      =========     ===========     ========     ===========


                                                           DEFERRED                        ACCUMULATED
                                                         COMPENSATION       RETAINED          OTHER
                                                         ON RESTRICTED      EARNINGS       COMPREHENSIVE
                                                            SHARES          (DEFICIT)         INCOME             TOTAL
                                                           ----------      -----------      ----------        ------------
SHAREHOLDERS' EQUITY, December 31, 1997                    $     (283)     $   (57,507)     $       --        $  2,197,317



  Issuance of common shares                                        --               --              --              65,031

  Issuance of preferred shares                                     --               --              --             416,000

  Exercise of common share options                                 --               --              --                 612

  Cancellation of restricted shares                               100               --              --                  --

  Issuance of  common shares in exchange for Operating
     Partnership units                                                                                               5,471

  Amortization of deferred compensation                            93               --              --                  93

  Settlement of forward share purchase agreement                   --           (8,466)             --            (209,299)

  Reclassification of forward share purchase agreement             --           (5,636)             --            (151,013)

  Dividends paid                                                   --         (135,265)             --            (135,265)

  Net income available to common shareholders                      --          107,105              --             107,105

  Unrealized loss on available-for-sale securities                 --               --          (9,132)             (9,132)
                                                           ----------      -----------      ----------        ------------
SHAREHOLDERS' EQUITY, September 30, 1998 (unaudited)       $      (90)     $   (99,769)     $   (9,132)       $  2,286,920
                                                           ==========      ===========      ==========        ============



                     The accompanying notes are an integral
                      part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                               (NOTES 1, 2 AND 4)


                                                                         FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                            (UNAUDITED)
                                                                      1998              1997
                                                                  -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $     115,430     $      72,248
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation and amortization                                      89,167            52,997
      Minority interests                                                 12,797            12,018
      Non-cash compensation                                                 155               157
      Equity in earnings net of distributions
        received from unconsolidated companies                             --                (252)
      Distributions received in excess of equity in
        earnings from unconsolidated companies                           11,881              --
      Decrease (increase) in accounts receivable                          5,251            (8,681)
      Increase in deferred rent receivable                              (23,795)          (14,432)
      Increase in other assets                                          (21,637)          (23,879)
      Decrease in restricted cash and cash equivalents                    4,560             4,944
      (Decrease) increase in accounts payable, accrued
        expenses and other liabilities                                  (12,438)           39,768
                                                                  -------------     -------------
          Net cash provided by operating activities                     181,371           134,888
                                                                  -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of investment properties                             (527,076)       (1,347,902)
      Development of investment properties                              (14,796)           (8,364)
      Capital expenditures - rental properties                          (35,073)          (14,497)
      Tenant improvement and leasing costs - rental properties          (53,700)          (27,121)
      Increase in restricted cash and cash equivalents                     (548)             (524)
      Investment in unconsolidated companies                           (120,537)         (328,468)
      Decrease (increase) in escrow deposits -
         acquisition of investment properties                             5,360            (4,190)
      Increase in notes receivable                                      (15,351)         (134,329)

                                                                  -------------     -------------
          Net cash used in investing activities                        (761,721)       (1,865,395)
                                                                  -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt financing costs                                               (3,436)          (11,329)
      Borrowings under credit facility                                  672,150           612,500
      Payments under credit facility                                   (272,150)         (336,000)
      Debt proceeds                                                     158,100           990,696
      Debt payments                                                    (250,903)         (158,100)
      Capital distributions - joint venture partner                      (2,343)           (2,061)
      Proceeds from common shares offerings                              43,959           760,460
      Proceeds from exercise of common share options                        612               953
      Net proceeds from preferred shares offerings                      416,000              --
      Distribution of Crescent Operating, Inc. shares to
        unitholders of Operating Partnership and
        shareholders of Crescent Equities                                  --             (11,907)
      Preferred dividends                                                (8,325)             --
      Dividends and unitholder distributions                           (149,884)          (93,215)
                                                                  -------------     -------------
          Net cash provided by financing activities                     603,780         1,751,997
                                                                  -------------     -------------


INCREASE IN CASH AND CASH EQUIVALENTS                                    23,430            21,490
CASH AND CASH EQUIVALENTS,
      Beginning of period                                                66,622            25,592
                                                                  -------------     -------------
CASH AND CASH EQUIVALENTS,
      End of period                                               $      90,052     $      47,082
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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Company ("Crescent Equities") operates as a real estate investment trust for federal income tax purposes (a "REIT"), and together with its subsidiaries, is a fully integrated real estate company. The direct and indirect subsidiaries of Crescent Equities include Crescent Real Estate Equities Limited Partnership (the "Operating Partnership"); Crescent Real Estate Equities, Ltd. (the "General Partner"), which is the sole general partner of the Operating Partnership; seven single purpose limited partnerships (formed for the purpose of obtaining securitized debt) in which the Operating Partnership owns substantially all of the economic interests directly or indirectly, with the remaining interests owned indirectly by Crescent Equities through seven separate corporations, each of which is a wholly owned subsidiary of the General Partner and a general partner of one of the seven limited partnerships. The term "Company" includes, unless the context otherwise requires, Crescent Equities, the Operating Partnership, the General Partner and the other direct and indirect subsidiaries of Crescent Equities.

         As of September 30, 1998, the Company directly or indirectly owned a portfolio of real estate assets (the "Properties") located primarily in 17 metropolitan submarkets in Texas. The Properties include 89 office properties (the "Office Properties") with an aggregate of approximately 31.8 million net rentable square feet, 90 behavioral healthcare properties (the "Behavioral Healthcare Properties"), seven full-service hotels with a total of 2,257 rooms and two destination health and fitness resorts that can accommodate up to 462 guests daily (the "Hotel Properties"), real estate mortgages and non-voting common stock representing interests ranging from 40% to 95% in five unconsolidated residential development corporations (the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, own interests in 13 residential development properties (the "Residential Development Properties"), and seven retail properties (the "Retail Properties") with an aggregate of approximately .8 million net rentable square feet. In addition, the Company owns an indirect 38% interest in each of two corporations (collectively referred to as the "Refrigerated Storage Corporations"), that, as of September 30, 1998, owned or operated 97 refrigerated storage properties with an aggregate of approximately 515 million cubic feet (the "Refrigerated Storage Properties"). The Company also has a 42.5% partnership interest in a partnership, the primary holdings of which consist of a 364-room executive conference center and general partner interests, ranging from one to 50%, in additional office, retail, multi-family and industrial properties.

         Crescent Equities owns its assets and carries on its operations and other activities through the Operating Partnership and its other subsidiaries.

         The following table sets forth, by subsidiary, the Properties owned by such subsidiary as of September 30, 1998:

Operating Partnership:              62 Office Properties, six Hotel Properties and five Retail Properties

Crescent Real Estate                The Aberdeen, The Avallon, Caltex House, The Citadel, Continental Plaza, The Crescent Atrium,
Funding I, L.P.:                    The Crescent Office Towers, Regency Plaza One, and Waterside Commons
("Funding I")

Crescent Real Estate                Albuquerque Plaza, Barton Oaks Plaza One, Briargate Office and
Funding II, L.P.:                   Research Center, Hyatt Regency Albuquerque, Hyatt Regency Beaver Creek, Las Colinas Plaza,
("Funding II")                      Liberty Plaza I & II, MacArthur Center I & II, Ptarmigan Place, Stanford Corporate Centre,
                                    Two Renaissance Square, and 12404 Park Central

Crescent Real Estate                Greenway Plaza Portfolio(1)
Funding III, IV, and V, L.P.:
("Funding III, IV and V")

Crescent Real Estate                Canyon Ranch-Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate                Behavioral Healthcare Properties
Funding VII, L.P.:
("Funding VII")

--------------------------------------
(1) Funding III owns the Greenway Plaza Portfolio, except for the central heated and chilled water plant building and Coastal Tower Office Property, both located within Greenway Plaza, which are owned by Funding IV and Funding V, respectively.

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

         Certain reclassifications have been made to previously reported amounts to conform with the current presentation.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. As a result of the adoption of SFAS No. 130, comprehensive income has been displayed as part of the statement of shareholders' equity. During the nine months ended September 30, 1998, the Company held securities classified as available-for-sale which had unrealized losses during the period of $9,132.

         In March 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which provides that internal costs of identifying and acquiring operating property should be expensed as incurred. This pronouncement is effective March 19, 1998, and has no material impact on the Company's financial statements.

         In May 1998, the EITF issued EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods," which provides that the lessor should defer recognition of contingent rental income in interim periods until the specified target that triggers the contingent rental income is achieved. This pronouncement is effective May 22, 1998, and has no material impact on the Company's financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and has no material impact on the Company's financial statements.

3.    EARNINGS PER SHARE:

          The Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"), for the year ended December 31, 1997, which superseded APB Opinion No. 15 for periods ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. Primary EPS and Fully Diluted EPS are replaced by Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                     ----------------------------------------------------------------------
                                                   1998                                1997
                                     ----------------------------------   ---------------------------------
                                       Net      Wtd. Avg.    Per Share      Net      Wtd. Avg.   Per Share
                                     Income       Shares       Amount      Income      Shares     Amount
                                     -------    ----------   ----------   ---------  ----------  ----------

Basic EPS -
  Net income available
    to common shareholders           $26,203       120,820   $     0.22   $  30,403      99,895  $     0.30
                                                             ==========                          ==========

  Effect of Dilutive Securities:
    Common share and unit                 --         3,565                       --       4,362
      options
    Assumed conversion of                 --         8,311                       --          --
      preferred shares
    Additional common shares
      obligation relating to:
      Forward share purchase
      agreement                        1,579           747                       --          --
      Equity swap agreement               --           729                       --          --
                                     -------    ----------                ---------  ----------

Diluted EPS -
  Net income available
   to common shareholders            $27,782       134,172   $     0.21   $  30,403     104,257  $     0.29
                                     =======    ==========   ==========   =========  ==========  ==========


                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                     ----------------------------------------------------------------------
                                                   1998                                1997
                                     ----------------------------------   ---------------------------------
                                       Net       Wtd. Avg.    Per Share      Net      Wtd. Avg.   Per Share
                                      Income       Shares       Amount      Income      Shares     Amount
                                     --------    ----------   ----------   ---------  ----------  ----------

Basic EPS -                          $107,105       119,660   $     0.90   $  72,248      87,364  $     0.83
                                                              ==========                          ==========
  Net income available
    to common shareholders


  Effect of Dilutive Securities:
    Common share and unit
      options                              --         4,243                       --       3,806
    Assumed conversion of
      preferred shares
    Additional common shares               --         2,770                       --          --
      obligation relating to:
      Forward share purchase
      agreement                         1,579           249                       --          --
      Equity swap agreement                --           243                       --          --
                                     --------    ----------                ---------  ----------

Diluted EPS -
  Net income available
   to common shareholders            $108,684      127,165    $     0.85   $  72,248      91,170  $     0.79
                                     ========     ========    ==========   =========  ==========  ==========

4. SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS:

                                                                  Nine months ended
                                                                    September 30,
                                                                   1998         1997
                                                                 --------     --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

   Interest paid                                                 $110,067     $ 52,594

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

 Two-for-one common share dividend                               $     --     $    362
 Conversion of operating partnership units to common
    shares with resulting reduction in minority interest and
    increases in common shares and additional paid-in
    capital                                                      $  5,471     $    426
 Issuance of operating partnership units in settlement
    of obligation                                                $  8,522     $     --
 Issuance of operating partnership units in conjunction
    with investments                                             $ 11,450     $     --
 Common share obligation in conjunction with an
    investment                                                   $ 21,000     $     --
 Mortgage note assumed in conjunction with property
    acquisitions                                                 $ 46,934     $     --
 Debt incurred in conjunction with termination of equity
    swap agreement                                               $209,299     $     --
 Reclassification of forward share purchase agreement
   from equity to liability in conjunction with the term
   extension                                                     $151,013     $     --
 Unrealized loss on available-for-sale securities                $  9,132     $     --

5.   INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED
     COMPANIES:

        The following is a summary of the Company's ownership in significant unconsolidated companies:

                                                                                           COMPANY'S OWNERSHIP
                  ENTITY                                CLASSIFICATIONS                  AS OF SEPTEMBER 30, 1998
--------------------------------------------  -------------------------------------     --------------------------
Desert Mountain Development Corporation         Residential Development Corporation                 95%(1)
Houston Area Development Corp.                  Residential Development Corporation                 94%(1)
The Woodlands Land Development Company, Inc.    Residential Development Corporation                 95%(1)
Crescent Development Management Corp.           Residential Development Corporation                 90%(1)
Mira Vista Development Corp.                    Residential Development Corporation                 94%(1)
Crescent CS Holdings Corp.                      Crescent Refrigerated Storage Corporation           95%(2)
Crescent CS Holdings II Corp.                   Crescent Refrigerated Storage Corporation           95%(2)
The Woodlands Commercial
  Properties Company, L.P.                      Other (various commercial properties)             42.5%
Main Street Partners, L.P.                      Other (office property - Bank One Center)           50%

---------------------

(1) See Item 2. the Residential Development Properties Table for the Residential Development Corporation's ownership interest in Residential Development Properties.

(2) Each of the Crescent Refrigerated Storage Corporations has a 40% interest in a partnership that owns one of the Refrigerated Storage Corporations. Accordingly, each of the Crescent Refrigerated Storage Corporations has an indirect 40% interest in certain of the Refrigerated Storage Properties.

         The Company reports its share of income and losses based on its ownership interest in the respective equity investments. The following summarized information for all unconsolidated companies has been presented on an aggregated basis and classified under the captions "Residential Development Corporations," "Refrigerated Storage Corporations," and "Other," as applicable, as of September 30, 1998.

 BALANCE SHEETS AT SEPTEMBER 30, 1998:

                                        RESIDENTIAL    REFRIGERATED
                                        DEVELOPMENT      STORAGE
                                        CORPORATIONS   CORPORATIONS      OTHER
                                        ------------   ------------    ----------
Real estate, net                         $  618,830     $1,440,196     $  462,631
Cash                                         20,239         12,230         30,873
Other assets                                164,456        362,777         63,910
                                         ----------     ----------     ----------
     Total Assets                        $  803,525     $1,815,203     $  557,414
                                         ==========     ==========     ==========

Notes payable                            $  308,399     $  630,098     $  250,000
Notes payable to the Company                190,240             --          9,341
Other liabilities                            74,913        464,904         49,254
Equity                                      229,973        720,201        248,819
                                         ----------     ----------     ----------
     Total Liabilities and Equity        $  803,525     $1,815,203     $  557,414
                                         ==========     ==========     ==========

Company's investments in real estate
    mortgages and equity of uncon-
    solidated companies                  $  312,619     $  275,192     $  158,400
                                         ==========     ==========     ==========



          SUMMARY STATEMENTS OF OPERATIONS:

                                                              FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30, 1998
                                                 -----------------------------------------------
                                                   RESIDENTIAL      REFRIGERATED
                                                   DEVELOPMENT        STORAGE
                                                  CORPORATIONS      CORPORATIONS         OTHER
                                                 -------------      ------------        --------
     Total revenues...........................   $     206,566      $    395,413        $ 55,930
     Total expenses...........................         182,316           396,745          47,302
                                                 -------------      ------------        --------
     Net income (loss)........................   $      24,250      $     (1,332)       $  8,628
                                                 =============      ============        ========

     Company's equity in net income (loss)
        of unconsolidated companies...........   $      18,375      $     (1,032)       $  3,872
                                                 =============      ============        ========

6.    NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:

                                                                                          Balance at
Following is a summary of the Company's debt financing at September 30, 1998:             September 30,
                                                                                              1998
                                                                                          -------------

SECURED DEBT

LaSalle Note I bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a
25-year amortization schedule through maturity in August 2027(1), secured by
the Funding I Properties..............................................................     $  239,000

Merrill Lynch Promissory Note due December 14, 1998(2), bears interest at 30-day
LIBOR plus 75 basis points (at September 30, 1998, the rate was 6.09%) with an
interest-only term, secured by the Houston Center mixed-use Property complex..........        209,299

LaSalle Note II bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028(3), secured by the Funding
II Properties.........................................................................        161,000

LaSalle Note III due July 1999, bears interest at 30-day LIBOR plus a weighted average rate of 2.135% (at September 30, 1998 the rate was 7.79% subject to a rate cap of 10%) with an interest-only term, secured by the Funding
III, IV and V Properties..............................................................        115,000

Chase Manhattan Note due September 30, 2001, bears interest at 30-day LIBOR plus an average rate of 1.75% (at September 30, 1998, the rate was 7.41%) with an
interest-only term, secured by Fountain Place Office Property.. ......................         97,123

CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City Center
Hotel Property........................................................................         63,500

Metropolitan Life Note II due December 2002, bears interest at 6.93% with monthly principal and interest payments based on a 25-year amortization schedule, secured
by the Energy Centre Office Property..................................................         44,541

Metropolitan Life Note III, due December 1999, bears interest at 7.74% with an
interest-only term, secured by the Datran Center Office Property......................         40,000

Northwestern Note due January 2003, bears interest at 7.65% with an interest-only
term, secured by the 301 Congress Avenue Office Property..............................         26,000

Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule,
secured by five of The Woodlands Office Properties....................................         11,893

Nomura Funding VI Note bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through July 2020(4), secured by
the Funding VI property...............................................................          8,614

                                                                                                        Balance at
                                                                                                       September 30,
                                                                                                           1998
                                                                                                     -----------------
Metropolitan Life Note IV due December 1999, bears interest at 7.11% with monthly principal and interest payments based on a 25-year amortization
schedule, secured by the Datran Center Office Property.......................................                6,821

Rigney Note due November 2012, bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization schedule, secured by a
parcel of land...............................................................................                  763


UNSECURED DEBT

Line of Credit with BankBoston, N.A. ("BankBoston") ("Credit Facility") (see
description of Credit Facility below)........................................................              750,000

Short-term BankBoston Note II due October 30, 1998, bears interest at Eurodollar rate plus 120 basis points (at September 30, 1998, the rate was 6.83%) with an
interest-only term...........................................................................              100,000(5)

2007 Notes bear interest at a fixed rate of 7.50% with a ten-year interest-only
term, due September 2007(6)..................................................................              250,000

2002 Notes bear interest at a fixed rate of 7.00% with a five-year interest-only
term, due September 2002(6)..................................................................              150,000
                                                                                                       -----------

Total Notes Payable                                                                                    $ 2,273,554
                                                                                                       ===========


----------------------------------------------
(1) In August 2007, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,000.
(2) On November 11, 1998, the Company and Merrill Lynch agreed in principle, subject to negotiation of final documentation, to modify the note (i) to provide for a payment of $25,000 of principal on December 14, 1998, (ii) to extend its term to September 14, 1999 and (iii) to increase the interest rate to approximately 200 basis points above 30-day LIBOR. In connection with this extension, the Company expects to pay an extension fee of approximately $1,500.
(3) In March 2006, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,000.
(4) The Company has the option to defease the note by purchasing Treasury obligations to pay the note without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty.
(5) Prior to the maturity date of the note, the Company repaid the note with proceeds from a new $260,000 secured variable-rate loan with a three-year interest-only term.
(6) The interest rates on the Notes were subject to temporary increase by 50 basis points in the event that a registered offer to exchange the Notes for notes of the Operating Partnership with terms identical in all material respects to the Notes was not consummated or a shelf registration statement with respect to the resale of the Notes was not declared effective by the Securities and Exchange Commission (the "SEC") on or before March 21, 1998. The interest rates on the Notes were temporarily increased by 50 basis points, since the exchange offer was not completed by March 21, 1998. The interest rates on the Notes returned to the original rates in July 1998, when the registered offer to exchange the Notes became effective. As of July 2, 1998, all of the Notes had been exchanged. The interest rates on the Notes were also subject to adjustment in the event that the Notes were assigned a rating that was not an investment grade rating by certain rating agencies. In September 1997, the Notes received a Baa3 rating (investment grade) from Moody's Investors Service, Inc. ("Moody's"). On July 28, 1998, the Notes received a BB+ rating (one level below investment grade) from Standard & Poor's ("S&P"). Because of the rating from S&P, the interest rates on the Notes increased 37.5 basis points on July 28, 1998.

CREDIT FACILITY

         On June 30, 1998, the Credit Facility was increased to $850,000 (currently limited to $750,000 of borrowing capacity, subject to increase based upon certain events), to enhance the Company's financial flexibility in making new real estate investments. The interest rate on advances under the Credit Facility is the Eurodollar rate plus 120 basis points. The Credit Facility is unsecured and expires in June 2000. The Credit Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, and a minimum net worth requirement. As of September 30, 1998, the Company was in compliance with all covenants. As of September 30, 1998, the interest rate was 6.83%.

7.    FORWARD SHARE PURCHASE AGREEMENT:


         On August 12, 1997, the Company entered into two transactions with affiliates of the predecessor of UBS AG ("UBS"). In one transaction, the Company sold 4,700,000 common shares to UBS for approximately $148,000 and received approximately $145,000 in net proceeds. In the other transaction, the Company entered into a forward share purchase agreement with UBS. On August 11, 1998, the Company paid a fee of approximately $3,000 to UBS in connection with the exercise by the Company and UBS of the right to extend the term of the forward share purchase agreement until August 12, 1999. In connection with the extension of the forward share purchase agreement, the Company for financial accounting purposes will account for the forward share purchase agreement as a liability rather than as equity commencing on August 12, 1998, the date of the extension.

         Under the forward share purchase agreement, the Company is committed to settle its obligations under the agreement by purchasing 4,700,000 common shares from UBS by August 12, 1999. The price to be paid by the Company for the 4,700,000 common shares (the "Settlement Price") will be determined on the date the Company settles the forward share purchase agreement and will be calculated based on the gross proceeds received by Company from the original issuance of common shares to UBS, plus a forward accretion component equal to LIBOR plus 75 basis points, minus an adjustment for the Company's distributions paid to UBS. The forward accretion component represents a guaranteed rate of return to UBS.

         The Company may fulfill its settlement obligations under the forward share purchase agreement in cash or common shares, at its option, on or before August 12, 1999. In the event that the Company elects to fulfill its settlement obligations in common shares, UBS will sell, on behalf of the Company, a sufficient number of common shares to realize the Settlement Price. If, as a result of an increase in the market price of the common shares, the number of common shares required to be sold to achieve the Settlement Price is less than the number of common shares previously issued to UBS, UBS will deliver common shares to the Company. In contrast, if, as a result of a decrease in the market price of the common shares, such number of common shares is greater than the number of common shares previously issued to UBS, the Company will deliver additional common shares to UBS.

         On a quarterly basis, if the number of common shares previously delivered to UBS is not sufficient to permit UBS to realize the Settlement Price through the sale of such common shares, the Company is obligated to deliver additional common shares to UBS. The Company included, in the calculation of diluted earnings per share for the quarter ended September 30, 1998, approximately 747,000 contingently issuable common shares. The Company calculated this number of contingently issuable common shares using the Company's average share price for the quarter ended September 30, 1998 of $28.31. According to the terms of the forward share purchase agreement, had the closing share price of $25.25 on September 30, 1998 been used, approximately 1,400,000 common shares would have been contingently issuable. In that event, the Company's net income - diluted per common share would have been $0.21 and $0.85, respectively, for the three and nine months ended September 30, 1998 and the net book value per common share outstanding at September 30, 1998 would have been $17.40.

         On November 12, 1998, the Company was obligated under the forward share purchase agreement, based on the $22.75 closing price of the common shares on the New York Stock Exchange on November 11, 1998, to issue approximately 2,100,000 additional common shares. If the obligation to issue such additional common shares had existed as of September 30, 1998, the Company's net income - diluted per common share would have been $0.20 and $0.85, respectively, for the three and nine months ended September 30, 1998 and the net book value per common share outstanding at September 30, 1998 would have been $17.30. To the extent that the Company is obligated, as a result of a decline in the market price of the common shares, to issue additional common shares in the future under the terms of the forward share purchase agreement, the issuance will reduce the Company's net income per common share and net book value per common share.

8.    MINORITY INTERESTS:

         Minority interests represent (i) the limited partnership interests owned by unitholders in the Operating Partnership ("units") and (ii) joint venture interests held by outside interests. Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage ownership in the Operating Partnership is increased. During the nine months ended September 30, 1998, there were 139,295 units exchanged for 278,590 common shares.

9.    SHAREHOLDERS' EQUITY:

COMMON SHARE OFFERINGS

         On April 23, 1998, the Company completed an offering of 1,365,138 common shares at $32.27 per share (the "April 1998 Unit Investment Trust Offering") to Merrill Lynch. Net proceeds to the Company from the April 1998 Unit Investment Trust Offering were approximately $43,959. The net proceeds were used to reduce borrowings outstanding under the Credit Facility.

          On September 4, 1998, the Company announced a planned rights offering. Under the proposed rights offering by the Company and the proposed rights offering by the Operating Partnership, the Company's shareholders and the Operating Partnership's unitholders will receive rights to purchase the Company's common shares and units at an exercise price of $22 per common share and $44 per unit in an aggregate amount of approximately $215,000. The Company currently is assessing its needs for short-term capital and, based on its evaluation, will determine the appropriate timing and terms of the rights offerings. In the event that the Company proceeds with its rights offerings and the exercise price is less than the then-current market price for the common shares, shareholders who do not exercise their rights in full will experience a decrease in their percentage ownership and economic interests in the Company.

PREFERRED SHARE OFFERINGS

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

          On June 30, 1998, the Company completed an offering (the "June 1998 Preferred Offering") of 6,948,734 Series B convertible preferred shares at $32.38 per share (the "Series B Preferred Shares") in an aggregate principal amount of approximately $225,000 to The Prudential Insurance Company of America and certain of its affiliates. The Company used the proceeds from the offering, net of professional fees, of approximately $224,750, to repay approximately $170,000 of short-term indebtedness and to make an indirect investment of approximately $54,750 in five additional Refrigerated Storage Properties. Based on the underwriting fees the Company has typically paid in connection with past underwritten public offerings, management estimates that if the shares had been sold in an underwritten public offering, the Company would have incurred approximately $12,000 in underwriting fees and offering costs. In that case, the Company would have been required to sell approximately 372,000 additional shares (based on the $32.38 per share price on the date of the offering) to raise the same amount of net proceeds. Holders of the Series B Preferred Shares will not be entitled to regular quarterly cash distributions, but will be entitled to receive certain extraordinary cash distributions, and stock and other non-cash distributions, if any are made. On October 7, 1998, the Series B Preferred Shares became convertible at any time, at the option of the holder. Upon the election of the holder, the Series B Preferred Shares will convert into the Company's common shares at a conversion rate which is calculated by comparing the investment return produced by the common shares of the Company and an investment return of a portfolio of equity REITs as computed by The National Association of Real Estate Investment Trusts ("NAREIT Return"). The Company has calculated that, as of September 30, 1998, the Series B Preferred Shares would have been convertible into approximately 8,300,000 common shares. The Series B Preferred Shares rank senior to the common shares and rank on a parity with the outstanding Series A Preferred Shares as to rights to receive distributions and to participate in distributions or payments upon any liquidation, dissolution or winding up of the Company. The Company will estimate quarterly non-cash dividends, for the purposes of calculating net income available to common shareholders, based on the NAREIT Return. This non-cash dividend will be recorded as an adjustment to retained earnings and additional paid-in capital.

EQUITY SWAP AGREEMENT

         On February 20, 1998 and June 25, 1998, the Company issued 525,000 common shares and 759,254 common shares, respectively, to Merrill Lynch, pursuant to the terms of the equity swap agreement dated December 12, 1997, as a result of the decline in market price of the common shares from December 12, 1997 through, respectively, February 12, 1998 and June 12, 1998. The issuance of these shares did not have a material impact on the Company's net income per share or net book value per common share.

         Effective September 30, 1998, the Company terminated the equity swap agreement with Merrill Lynch. As of that date, the Company repurchased the 6,659,254 common shares held by Merrill Lynch and terminated the additional contingent share obligation provided for under that agreement by issuing a $209,299 promissory note due December 14, 1998. This note, which bears interest at the rate of 75 basis points above 30-day LIBOR is secured by a first mortgage lien on the Houston Center mixed-use Property complex. On November 11, 1998, the Company and Merrill Lynch agreed in principle, subject to negotiation of final documentation, to modify the note (i) to provide for a payment of $25,000 of principal on December 14, 1998, (ii) to extend its term to September 14, 1999 and (iii) to increase the interest rate to approximately 200 basis points above 30-day LIBOR. In connection with this extension, the Company expects to pay an extension fee of approximately $1,500.

DISTRIBUTIONS

COMMON SHARES

         On February 3, 1998, the Company paid a cash dividend and unitholder distribution of $49,697, or $.38 per share and equivalent unit, to shareholders and equivalent unitholders of record on January 20, 1998. The dividend represented an annualized dividend of $1.52 per share and equivalent unit.

         On May 5, 1998, the Company paid a cash dividend and unitholder distribution of $49,965, or $.38 per share and equivalent unit, to shareholders and equivalent unitholders of record on April 20, 1998. The dividend represented an annualized dividend of $1.52 per share and equivalent unit.

         On August 4, 1998, the Company paid a cash dividend and unitholder distribution of $50,908, or $.38 per share and equivalent unit, to shareholders and equivalent unitholders of record on July 15, 1998. The dividend represented an annualized dividend of $1.52 per share and equivalent unit.

PREFERRED SHARES

         On May 15, 1998, the Company paid a cash dividend on the Company's Series A Preferred Shares of $3,264, or $.408 per share, to shareholders of record on April 30, 1998. The initial quarterly dividend was from the issue date (February 19, 1998) of the Series A Preferred Shares to May 15, 1998. The dividend represented an annualized dividend of $1.69 per share.

         On August 14, 1998, the Company paid a cash dividend on the Company's Series A Preferred Shares of $3,376, or $.422 per share, to shareholders of record on July 31, 1998. The dividend represented an annualized dividend of $1.69 per share.

10.   ACQUISITIONS AND RECENT INVESTMENT DEVELOPMENTS:

OFFICE, RETAIL AND HOTEL PROPERTIES

         During the nine months ended September 30, 1998, the Company acquired the following Properties from unrelated third parties. The Properties are owned in fee simple or pursuant to a lessee's interest under a ground lease. The Company funded these acquisitions through borrowings under the Credit Facility and borrowings under a short-term note with BankBoston, which has subsequently been repaid.

                                                                                                               Office
                                                                                                               Property
                                                                                                                 Net
                                                                                                               Rentable
                                                            Company's                  Hotel                     Area
         Property Name        Acq. Date    City, State     Ownership %   Acq. Price    Rooms    Apartments   (In Sq. Ft.)
         -------------        ---------    -----------     -----------   ----------    -----    ----------   ------------
      Austin Centre/Omni       1/23/98    Austin, TX           100        $   96,400    314         61            344,000
        Austin Hotel
      Post Oak Central         2/13/98    Houston, TX          100         $ 155,250    N/A         N/A         1,278,000
      Washington Harbour       2/25/98    Washington, D.C.     100         $ 161,000    N/A         N/A           536,000
      Datran Center             5/1/98    Miami, FL            100         $  70,550    N/A         N/A           472,000
      BP Plaza                 6/30/98    Houston, TX          100         $  79,100    N/A         N/A           561,000


          On September 10, 1998, the Company and The Prudential Insurance Company of America ceased negotiations regarding the purchase of Woodfield Corporate Center, Two Town Center and 6701 Tower office properties.

REFRIGERATED STORAGE PROPERTIES

         In April 1998, the Refrigerated Storage Corporations refinanced $607,000 of secured and unsecured debt with a weighted average rate of approximately 12% with a $550,000 non-recourse, ten-year loan secured by 58 refrigerated storage properties with an interest rate of 6.89%.

         On June 1, 1998, one of the Refrigerated Storage Corporations acquired nine Refrigerated Storage Properties from Freezer Services, Inc. for approximately $134,000. On July 1, 1998, one of the Refrigerated Storage Corporations acquired five Refrigerated Storage Properties from Carmar Group for approximately $163,000. These Properties contain approximately 90 million cubic feet of refrigerated storage space. The Company's cash investment in connection with the acquisitions from Freezer Services, Inc. and Carmar Group was approximately $36,700 and $55,900 respectively.

BEHAVIORAL HEALTHCARE PROPERTIES

           On March 3, 1998, Crescent Operating, Inc. ("COI") entered into an agreement to acquire Magellan's 50% interest in Charter Behavioral Health Systems, LLP ("CBHS") in exchange for $30,000 in common stock of COI. However, on August 19, 1998, Magellan and COI each announced that negotiations for the sale of Magellan's interest in CBHS to COI had been terminated.

11.  PENDING INVESTMENT

        On July 9, 1998, the Company announced that, together with Reckson Associates Realty Corporation ("Reckson"), it had entered into a merger agreement (as amended and restated, the "Merger Agreement") pursuant to which Metropolitan Partners, LLC ("Metropolitan"), a newly formed limited liability company owned equally by the Company and Reckson (collectively, the "Buying Entities"), would acquire Tower Realty Trust ("Tower") for an aggregate purchase price of approximately $733,000 (the "Merger"). The Merger Agreement provides for payment of the purchase price in a combination of cash, common shares of the Company and Reckson, and assumption of debt by Metropolitan.

         On November 2, 1998, Tower filed suit against the Buying Entities for declaratory and other relief, including damages of not less than $75,000, arising out of the alleged anticipatory repudiation by the Buying Entities of the Merger Agreement. Tower's lawsuit followed meetings in which representatives of the Buying Entities had questioned, among other things, whether certain conditions to closing could be met by Tower. The Buying Entities have advised Tower that they have not terminated the Merger Agreement and consider the Merger Agreement to be in full force and effect, subject to its terms and conditions. As with any litigation, it is not possible to predict the outcome of the pending action. The Company believes, however, that the pending action will not have a material adverse effect on the Company's financial condition or results of operations. The Company intends to contest Tower's claims vigorously.

12.   PRO FORMA FINANCIAL INFORMATION

         The pro forma financial information for the nine months ended September 30, 1998 assumes the completion, in each case as of January 1, 1998, of (i) the February 1998 Preferred Offering; (ii) the April 1998 Unit Investment Trust Offering, (iii) the June 1998 Preferred Offering; (iv) the 1998 completed investments (see Note 10), subsequent events (see Note 14), and related financing and share and unit issuances; (v) the termination of the equity swap agreement with Merrill Lynch; and (vi) the reclassification, for financial accounting purposes, of the forward share purchase agreement with UBS as a liability rather than as equity. Due to the pending suit by Tower, and because the Buying Entities believe that Tower may be unable to satisfy certain conditions to closing, the Company has presented the pro forma financial information below to include, and in the alternative, to exclude the Pending Investment (see Note 11). The pro forma information assumes, as of January 1, 1998, that all offering proceeds were used for repayment of indebtedness incurred for investments.

                                                                                        For the nine months ended
                                                 For the nine months ended                 September 30, 1998
                                                     September 30, 1998              (Excluding Pending Investment)
                                              ---------------------------------     ----------------------------------
         Total revenues                                  $522,094                               $522,094
         Operating income                                $ 87,004                               $ 91,144
         Income before minority interests                $116,931                               $113,508


         Net income available to
         Common Shareholders                             $ 94,637                               $ 91,320

         Per common share data:
            Net income - Basic                           $   0.81                               $   0.80
            Net income - Diluted                         $   0.73                               $   0.72

         The pro forma operating results combine the Company's consolidated historical statement of operations for the nine months ended September 30, 1998 with the following adjustments:

         (i) Adjustment to rental income and operating expenses for the 1998 acquired office properties
         (ii) Adjustment to depreciation based on acquisition prices associated with the 1998 acquired office, hotel and golf course properties
         (iii) Adjustment to rental income for the 1998 acquired hotel and golf course properties to reflect the lease payment (base rent and percentage rent) from the hotel and golf course lessee to the Company as calculated by applying the rent provisions (as defined in the lease agreements) to the historical revenues of the hotel and golf course properties
         (iv) Adjustment to equity in net income of unconsolidated companies for the Refrigerated Storage Corporations 1998 acquired Refrigerated Storage Properties
         (v) Adjustment to increase interest expense as a result of interest costs for long and short-term financing for investments
         (vi) Adjustment to reflect minority partners' weighted average interest in the net income of the Operating Partnership less joint venture minority interests assuming completion of share and unit issuances as of January 1, 1998

         (vii) Adjustment to reflect prorated preferred dividends in connection with the February 1998 Preferred Offering

         These pro forma amounts are not necessarily indicative of what the actual financial position or results of operations of the Company would have been assuming the above investments had been consummated as of the beginning of the period, nor do they purport to represent the future financial position or results of operations of the Company.

13.   COMMITMENTS AND CONTINGENCIES:

         The Company was a party to an Agreement and Plan of Merger, dated January 16, 1998, as amended (the "Merger Agreement"), between the Company and Station Casinos, Inc. ("Station"). Pursuant to the Merger Agreement, Station would have merged with and into the Company (the "Merger"). On July 27, 1998, Station canceled its joint annual and special meeting of its common and preferred stockholders scheduled for August 4, 1998, at which the common and preferred stockholders were to vote on the Merger. The Company subsequently notified Station that it was exercising its termination rights under the Merger Agreement based on Station's material breaches of the Merger Agreement. Under the Merger Agreement, the Company has the right to terminate the Merger Agreement if a material breach by the other party is not cured within 10 business days after notice. The Company subsequently notified Station that the Merger Agreement had been terminated in accordance with its terms. Station and the Company are currently involved in litigation relating to the Merger Agreement. Each of Station and the Company are seeking damages from the other and declaratory relief. In addition, the action by Station seeks, among other matters, an order of specific performance requiring the Company to purchase $115,000 of a class of Station's redeemable preferred stock.

         The Company has stated that it intends to contest Station's claims vigorously. As with any litigation, however, it is not possible to predict the resolution of the pending actions. The Company believes, however, that the pending action will not have a material adverse effect on the Company's financial condition or results of operations.

         See Note 11 for a description of pending litigation to which the Company and Tower are parties.

14.   SUBSEQUENT EVENTS:

DISTRIBUTION

         On November 3, 1998, the Company paid a cash dividend and unitholder distribution of $70,045, or $.55 per share and equivalent unit, to shareholders and equivalent unitholders of record on October 14, 1998. The dividend represented an approximately 45% increase over the prior quarter's dividend of $.38 per share and equivalent unit and an annualized dividend of $2.20 per share and equivalent unit.

ACQUISITION

         On October 13, 1998, the Company acquired Sonoma Golf Course, an 18-hole golf course located in Sonoma County, California, for approximately $15,250. The course is near the Sonoma Mission Inn and Spa and has a 4,000 square foot club house with a banquet facility. The Company simultaneously entered into an 8-year lease of the property with COI. The Company believes that the golf course will enhance the amenities provided to the Sonoma Mission Inn and Spa Hotel guests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND HISTORICAL RESULTS OF OPERATIONS

         This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal and recurring nature. The information herein should be read in conjunction with the more detailed information contained in the Company's Form 10-K for the year ended December 31, 1997. Capitalized terms used but not otherwise defined herein, shall have the meanings ascribed to those terms in the footnotes to the financial statements.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are set forth in the Company's Current Report on Form 8-K/A dated April 17, 1998 and filed August 13, 1998. Among the factors that might cause such a difference are the following: changes in real estate conditions (including rental rates and competing properties) or in industries in which the Company's principal tenants compete; the Company's ability to timely lease unoccupied square footage and timely release occupied square footage upon expiration; the Company's ability to generate revenues sufficient to meet debt service payments and other operating expenses; financing risks, such as the availability of funds sufficient to service existing debt, changes in interest rates associated with its variable rate debt, the availability of equity and debt financing terms acceptable to the Company, the possibility that the Company's outstanding debt (which requires so-called "balloon" payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and the fact that interest rates under the Credit Facility and certain of the Company's other financing arrangements may increase; the concentration of a significant percentage of the Company's assets in Texas and Colorado; the existence of complex regulations relating to the Company's status as a real estate investment trust and the adverse consequences of the failure to qualify as such; changes in general economic conditions; risks related to certain ongoing litigation with Station and Tower; the Company's inability to control the management and operation of its residential development properties, its tenants and the businesses associated with its investment in refrigerated storage properties; and other risks detailed from time to time in the Company's filings with the SEC. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Total revenues increased approximately $59.7 million, or 49.7%, to $179.8 million for the three months ended September 30, 1998, as compared to $120.1 million for the three months ended September 30, 1997. The increase in Office and Retail Property revenues of $54.0 million is primarily attributable to: (i) the acquisition of nine Office Properties in 1998, which resulted in $18.2 million of incremental revenues; (ii) the acquisition of 26 Office Properties and one Retail Property in 1997, which resulted in $28.7 million of incremental revenues; and (iii) an increase in Office and Retail Property revenues of $7.1 million from Properties owned as of January 1, 1997, which is primarily due to rental rate and occupancy increases at these Properties. The increase in Hotel Property revenues of $3.8 million is primarily attributable to the acquisition of three full-service Hotel Properties in 1997, which resulted in $3.4 million of incremental revenues. The increase in interest and other income of $1.9 million is primarily attributable to (i) a $23.9 million increase in notes receivable as a result of loans to Crescent Operating, Inc. ("COI") and
(ii) interest earned on available cash.

         Total expenses increased $70.0 million, or 81.1%, to $156.3 million for the three months ended September 30, 1998, as compared to $86.3 million for the three months ended September 30, 1997. The increase in rental property operating expenses of $22.8 million is primarily attributable to: (i) the acquisition of nine Office Properties in 1998, which resulted in $7.4 million of incremental expenses; (ii) the acquisition of 26 Office Properties and one Retail Property in 1997, which resulted in $12.6 million of incremental expenses; and (iii) an increase in Office and Retail Property expenses of $2.8 million from the Properties owned as of January 1, 1997, which is primarily due to occupancy increases at these Properties. Depreciation and amortization expense increased $9.2 million primarily due to the acquisitions of Office, Retail and Hotel Properties in 1997 and 1998. The increase in interest expense of $16.1 million is primarily attributable to: (i) $6.6 million of interest payable under the Notes due 2002 and Notes due 2007, which were issued in a private offering in September 1997; (ii) $1.8 million of interest payable under the Chase Manhattan Note, which was assumed in connection with the acquisition of Fountain Place in November 1997; (iii) $.8 million of interest payable under the Metropolitan Life
Note I, which was assumed in connection with the acquisition of Energy Centre in December 1997; (iv) $.9 million of interest payable under the Metropolitan Life Notes III and IV, which were assumed in connection with the acquisition of Datran Center in May 1998; (v) $1.2 million of incremental interest associated with the reclassification of the UBS forward share purchase agreement to a liability following an extension of the term on August 12, 1998; and (vi) $3.9 million of incremental interest payable due to draws under the Credit Facility and short-term borrowings with BankBoston (average balance outstanding for third quarter 1998 and 1997 was

$728.5 million and $510.3 million, respectively). All of these financing arrangements were used to fund investments and working capital. The increase in corporate general and administrative expense of $2.0 million is primarily attributable to incremental costs associated with the operations of the Company as a result of property additions to the Company's portfolio and the implementation in May 1998 of EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", by the Company. An additional increase in total expenses of $18.4 million is due to a non-recurring write-off of costs associated with terminated acquisitions.

         Equity in net income of unconsolidated companies increased $8.2 million, or 745.5%, to $9.3 million for the three months ended September 30, 1998, as compared to $1.1 million for the three months ended September 30, 1997. The increase is primarily attributable to: (i) an increase in equity in net income of Residential Development Corporations of $4.8 million which is primarily attributable to: (a) the investment in The Woodlands Land Development Company, Inc. in July 1997, and Desert Mountain Development Corporation in August 1997, which resulted in $2.7 million of incremental net income; and (b) an increase in sales of lots by Mira Vista Development Corporation, which resulted in $1.4 million of incremental net income; (ii) an increase in equity in net income of Refrigerated Storage Corporations of $.5 million, which is primarily attributable to the incremental net income as a result of the investment in the Crescent Refrigerated Storage Corporations in October 1997; and (iii) an increase in equity in net income of other unconsolidated companies of $2.9 million is primarily attributable to the investment in The Woodlands Commercial Properties Company, L.P. in July 1997.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Total revenues increased approximately $209.9 million, or 69.9%, to $510.0 million for the nine months ended September 30, 1998, as compared to $300.1 million for the nine months ended September 30, 1997. An increase in Office and Retail Property revenues of $162.6 million is primarily attributable to: (i) the acquisition of nine Office Properties in 1998, which resulted in $37.0 million of incremental revenues; (ii) the acquisition of 26 Office Properties and one Retail Property in 1997, which resulted in $103.4 million of incremental revenues; and (iii) an increase in Office and Retail Property revenues of $22.2 million from Properties owned as of January 1, 1997, which is primarily due to rental rate and occupancy increases at these Properties. The increase in Hotel Property revenues of $11.9 million is primarily attributable to the acquisition of three full-service Hotel Properties in 1997, which resulted in $10.1 million of incremental revenues. The increase in Behavioral Healthcare Property revenues of $25.5 million is attributable to the acquisition of the Behavioral Healthcare Properties in June 1997. The increase in interest and other income of $9.9 million is primarily attributable to (i) the sale of marketable securities and (ii) the $112.9 million increase in notes receivable as a result of (a) the May 1997 acquisition of certain notes included in the Carter-Crowley portfolio and (b) loans to COI.

         Total expenses increased $180.9 million, or 81.4%, to $403.0 million for the nine months ended September 30, 1998, as compared to $222.1 million for the nine months ended September 30, 1997. The increase in rental property operating expenses of $68.5 million is primarily attributable to: (i) the acquisition of nine Office Properties in 1998, which resulted in $14.1 million of incremental expenses; (ii) the acquisition of 26 Office Properties and one Retail Property in 1997, which resulted in $48.2 million of incremental expenses; and (iii) an increase in Office and Retail Property expenses of $6.2 million from Properties owned as of January 1, 1997, which is primarily due to occupancy increases at these Properties. Depreciation and amortization expense increased $33.8 million primarily due to the acquisitions of Office, Retail, Hotel and the Behavioral Healthcare Properties in 1997 and 1998. The increase in interest expense of $56.6 million is primarily attributable to: (i) $21.2 million of interest payable under the Notes due 2002 and Notes due 2007, which were issued in a private offering in September 1997; (ii) $5.6 million of interest payable under the Chase Manhattan Note, which was assumed in connection with the acquisition of Fountain Place in November 1997; (iii) $3.9 million of interest payable on the BankBoston Note II, which the Company entered into in August 1997; (iv) $2.3 million of interest payable under the Metropolitan Life
Note I, which was assumed in connection with the acquisition of Energy Centre in December 1997; (v) $1.5 million of interest payable under the Metropolitan Life Notes III and IV, which were assumed in connection with the acquisition of Datran Center in May 1988; (vi) $1.2 million of incremental interest associated with the reclassification of the UBS forward share purchase agreement to a liability following an extension of the terms on August 11, 1998; and (vii) $21.3 million of incremental interest payable due to draws under the Credit Facility and short-term borrowings with BankBoston (average balance outstanding for nine months ended September 30, 1998 and 1997 was $769.8 million and $352.8 million, respectively). All of these financing arrangements were used to fund investments and working capital. The increase in corporate general and administrative expense of $1.2 million is primarily attributable to the incremental costs associated with the operations of the Company as a result of property additions to the Company's portfolio and the implementation, in May 1998, of EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" by the Company. An additional increase in total expenses of $18.4 million is due to a non-recurring write-off of costs associated with terminated acquisitions.

         Equity in net income of unconsolidated companies increased $14.9 million, or 236.5%, to $21.2 million for the nine months ended September 30, 1998, as compared to $6.3 million for the nine months ended September 30, 1997. The increase is primarily attributable to: (i) an increase in net income of Residential Development Corporations of $14.6 million which is primarily attributable to the investment in The Woodlands Land Development Company, Inc. in July 1997, and Desert Mountain Development Corporation in August 1997, which resulted in $10.9 million of incremental net income and (ii) an increase in equity in net income of other unconsolidated companies of $1.4 million is primarily attributable to the investment in The Woodlands Commercial Properties Company, L.P. in July 1997, which resulted in $4.0 million of incremental net income partially offset by the 1997 distributions received of $3.1 million from the Company's investment in HBCLP, Inc. (the primary asset of which is the investment in Hudson Bay Partners, L.P., an investment partnership in which the Company holds an effective 95% economic interest). The increase in equity in net income of Residential Development Corporations and other unconsolidated companies is partially offset by an incremental loss of $1.0 million from investments in the Crescent Refrigerated Storage Corporations.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $90.1 million and $66.6 million at September 30, 1998 and December 31, 1997, respectively. The increase is attributable to $603.8 million and $181.4 million of cash provided by financing and operating activities, respectively, offset by $761.7 million used in investing activities. The Company's inflow of cash provided by financing activities is primarily attributable to net borrowings under the Credit Facility ($400.0 million), net proceeds from the February and June 1998 Preferred Offerings ($416.0 million) and net proceeds from the April 1998 Unit Investment Trust Offering ($44.0 million). The inflow from cash provided by financing activities is partially offset by (i) distributions paid to common shareholders and unitholders ($149.9 million); (ii) net payments under the short-term $250 million BankBoston Note due July 1998 ($92.8 million); and (iii) distributions paid to preferred shareholders ($8.3 million). The inflow from operating activities is primarily attributable to property operations, and is partially offset by the decrease in accounts payable due to the payment of real estate taxes and increased investment in marketable securities. The Company utilized $761.7 million of cash flow primarily in the following investing activities: (i) the acquisition of nine Office Properties and one Hotel Property ($527.1 million); (ii) recurring and non-recurring tenant improvement and leasing costs for the Office and Retail Properties ($53.7 million); (iii) capital expenditures for rental properties ($35.1 million) primarily attributable to non-recoverable building improvements for the Office and Retail Properties, and replacement of furniture, fixtures and equipment for the Hotel Properties; (iv) development of investment properties ($14.8 million); (v) increased investment in unconsolidated companies ($120.5 million), which is primarily attributable to the additional investment in the Crescent Refrigerated Storage Corporations and
(vi) increased notes receivable ($15.4 million) which is primarily due to loans to COI.

         On February 19, 1998, the Company completed an offering of 8,000,000 shares of 6 3/4% Series A convertible cumulative preferred shares with a liquidation preference of $25 per share. Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of .6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. Net proceeds to the Company from the February 1998 Preferred Offering, after underwriting discounts of $8.0 million and other offering costs of approximately $.8 million, were approximately $191.2 million. The net proceeds from the February 1998 Preferred Offering were used to repay borrowings under the Credit Facility. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears commencing on May 15, 1998. The dividend represents an annualized dividend of $1.69 per share, or $.42 per share quarterly.

         On April 23, 1998, the Company completed an offering of 1,365,138 common shares at $32.27 per share to Merrill Lynch. Net proceeds to the Company from the April 1998 Unit Investment Trust Offering were approximately $44.0 million. The net proceeds were used to reduce borrowings outstanding under the Credit Facility.

         On June 30, 1998, the Company completed an offering of 6,948,734 Series B convertible preferred shares in an aggregate principal amount of approximately $225.0 million to The Prudential Insurance Company of America and certain of its affiliates. The Company used the proceeds from the offering, net of professional fees, of approximately $224,750, to repay approximately $170,000 of short-term indebtedness and to make an indirect investment of approximately $54,750 in five additional Refrigerated Storage Properties. Based on the underwriting fees the Company has typically paid in connection with past underwritten public offerings, management estimates that if the shares had been sold in an underwritten public offering, the Company would have incurred approximately $12 million in underwriting fees and offering costs. In that case, the Company would have been required to sell approximately 372,000 additional shares (based on the $32.38 per share price on the date of the offering) to raise the same amount of net proceeds. Holders of the Series B Preferred Shares will not be entitled to regular quarterly cash distributions, but will be entitled to receive certain extraordinary cash distributions, and stock and other non-cash distributions, if any are made. On October 7, 1998, the Series B Preferred Shares became convertible at any time, at the option of the holder. Upon the election of the holder, the Series B Preferred Shares will convert into the Company's common shares at a conversion rate which is calculated by comparing the investment return produced by the common shares of the Company and an investment return of a portfolio of equity REIT's as computed by NAREIT. The Company has calculated that, as of September 30, 1998, the Series B Preferred Shares would have been convertible into approximately 8.3 million common shares. The Series B Preferred Shares rank senior to the common shares and rank on a parity with the outstanding Series A Preferred Shares as to rights to receive distributions and to participate in distributions or payments upon any liquidation, dissolution or winding up of the Company. The Company will estimate quarterly non-cash dividends, for the purposes of calculating net income available to common shareholders, based on the NAREIT Return. This non-cash dividend will be recorded as an adjustment to retained earnings and additional paid in capital.

          On August 12, 1997, the Company entered into two transactions with affiliates of UBS. In one transaction, the Company sold 4,700,000 common shares to UBS for approximately $148 million and received approximately $145 million in net proceeds. In the other transaction, the Company entered into a forward share purchase agreement with UBS. On August 11, 1998, the Company paid a fee of approximately $3 million to UBS in connection with the exercise by the Company and UBS of the right to extend the term of the forward share purchase agreement until August 12, 1999. In connection with the extension of the forward share purchase agreement, the Company for financial accounting purposes will account for the forward share purchase agreement as the issuance of a liability rather than as equity commencing on August 12, 1998, the date of the extension.

         Under the forward share purchase agreement, the Company is committed to settle its obligations under the agreement by purchasing 4,700,000 common shares from UBS by August 12, 1999. The price to be paid by the Company for the 4,700,000 common shares (the "Settlement Price") will be determined on the date the Company settles the forward share purchase agreement and will be calculated based on the gross proceeds received by Company from the original issuance of common shares to UBS, plus a forward accretion component equal to LIBOR plus 75 basis points, minus an adjustment for the Company's distributions paid to UBS. The forward accretion component represents a guaranteed rate of return to UBS.

         The Company may fulfill its settlement obligations under the forward share purchase agreement in cash or common shares, at its option, at any time on or before August 12, 1999.

         In the event that the Company elects to fulfill its settlement obligations in cash, it will decrease the Company's liquidity. Accordingly, the Company will evaluate its sources of capital and the potential uses of its capital at the time that settlement is required under the forward share purchase agreement or at such earlier time as it determines to settle the agreement.

         In the event that the Company elects to fulfill its settlement obligations in common shares, UBS will sell, on behalf of the Company, a sufficient number of common shares to realize the Settlement Price. If, as a result of an increase in the market price of the common shares, the number of common shares required to be sold to achieve the Settlement Price is less than the number of common shares previously issued to UBS, UBS will deliver common shares to the Company. In contrast, if, as a result of a decrease in the market price of the common shares, such number of common shares is greater than the number of common shares previously issued to UBS, the Company will deliver additional common shares to UBS.

         On a quarterly basis, if the number of common shares previously delivered to UBS is not sufficient to permit UBS to realize the Settlement Price through the sale of such common shares, the Company is obligated to deliver additional common shares to UBS. The Company included, in the calculation of diluted earnings per share for the quarter ended September 30, 1998, approximately 747,000 contingently issuable common shares. The Company calculated this number of contingently issuable common shares using the Company's average share price for the quarter ended September 30, 1998 of $28.31. According to the terms of the forward share purchase agreement, had the closing share price of $25.25 on September 30, 1998 been used, approximately 1,400,000 common shares would have been contingently issuable. In that event, the Company's net income - diluted per common share would have been $0.21 and $0.85, respectively, for the three and nine months ended September 30, 1998 and the net book value per common share outstanding at September 30, 1998 would have been $17.40.

         On November 12, 1998, the Company was obligated under the forward share purchase agreement, based on the $22.75 closing price of the common shares on the New York Stock Exchange on November 11, 1998, to issue approximately 2,100,000 additional common shares. If the obligation to issue such additional common shares had existed as of September 30, 1998, the Company's net income - diluted per common share would have been $0.20 and $0.85, respectively, for the three and nine months ended September 30, 1998 and the net book value per common share outstanding at September 30, 1998 would have been $17.30. To the extent that the Company is obligated, as a result of a decline in the market price of the common shares, to issue additional common shares in the future under the terms of the forward share purchase agreement, the issuance will reduce the Company's net income per common share and net book value per common share.

         The Company currently is evaluating various alternatives that would result in the settlement of the agreement prior to the expiration date on August 12, 1999.

         On February 20, 1998 and June 25, 1998, the Company issued 525,000 common shares and 759,254 common shares, respectively, to Merrill Lynch, pursuant to the terms of the equity swap agreement dated December 12, 1997, as a result of the decline in market price of the common shares from December 12, 1997, through, respectively, February 12, 1998 and June 12, 1998. The issuance of these shares did not have a material impact on the Company's net income per common share or net book value per common share.

         Effective September 30, 1998, the Company terminated the equity swap agreement with Merrill Lynch. As of that date, the Company repurchased the 6,659,254 common shares held by Merrill Lynch and terminated the additional contingent share obligation provided for under that arrangement by issuing a $209.3 million promissory note due December 14, 1998. This note, which bears interest at the rate of 75 basis points above 30-day LIBOR is secured by a first mortgage lien on the Houston Center mixed-use Property complex. On November 11, 1998, the Company and Merrill Lynch agreed in principle, subject to negotiation of final documentation, to modify the note (i) to provide for a payment of $25 million of principal on December 14, 1998, (ii) to extend its term to September 14, 1999 and (iii) to increase the interest rate to approximately 200 basis points above 30-day LIBOR. In connection with this extension, the Company expects to pay an extension fee of approximately $1.5 million.

         On September 4, 1998, the Company announced a planned rights offering. Under the proposed rights offering by the Company and the proposed rights offering by the Operating Partnership, the Company's shareholders and the Operating Partnership's unitholders will receive rights to purchase the Company's common shares and the Operating Partnership's units at an exercise price of $22 per common share in an aggregate amount of approximately $215 million. The Company currently is assessing its needs for short-term capital and, based on its evaluation, will determine the appropriate timing and terms of the rights offerings. In the event that the Company proceeds with its rights offerings and the exercise price is less than the then-current market price for the common shares, shareholders who do not exercise their rights in full will experience a decrease in their percentage ownership and economic interests in the Company.

         The Company was a party to the Merger Agreement between the Company and Station. Pursuant to the Merger Agreement, Station would have merged with and into the Company. On July 27, 1998, Station canceled its joint annual and special meeting of its common and preferred stockholders scheduled for August 4, 1998, at which the common and preferred stockholders were to vote on the Merger. The Company subsequently notified Station that it was exercising its termination rights under the Merger Agreement based on Station's material breaches of the Merger Agreement. Under the Merger Agreement, the Company has the right to terminate the Merger Agreement if a material breach by the other party is not cured within 10 business days after notice. The Company subsequently notified Station that the Merger Agreement had been terminated in accordance with its terms. Station and the Company are currently involved in litigation relating to the Merger Agreement. Each of Station and the Company are seeking damages from the other and declaratory relief. In addition, the action by Station seeks, among other matters, an order of specific performance requiring the Company to purchase $115 million of a class of Station's redeemable preferred stock.

         The Company intends to contest Station's claims vigorously. As with any litigation, however, it is not possible to predict the resolution of the pending actions. The Company believes, however, that the pending action will not have a material adverse effect on the Company's financial condition or results of operations.

         The Company is a party to the Merger Agreement pursuant to which Metropolitan (a newly formed limited liability company owned equally by the Company and Reckson) would merge with Tower. On November 2, 1998, Tower filed suit against Reckson, the Company and the general partner of Metropolitan for declaratory and other relief, including damages of not less than $75 million, arising out of the alleged anticipatory repudiation by Reckson, the Company and the general partner of Metropolitan of the Merger Agreement. The Company has advised Tower that it has not terminated the Merger Agreement and considers the Merger Agreement to be in full force and effect, subject to its terms and conditions.

         The Company intends to contest Tower's claims vigorously. As with any litigation, it is not possible to predict the outcome of the pending action. The Company believes, however, that the pending action will not have a material adverse effect on the Company's financial condition or results of operations.

         As of November 12, 1998, the Company had no commitments for investment property acquisition or development costs or for other material capital expenditures except as described above.

         The Company expects to meet its short-term liquidity requirements primarily through cash flow provided by operating activities. The Company believes that cash flow provided by operating activities will be adequate to fund normal recurring operating expenses, debt service requirements, recurring capital expenditures and distributions to shareholders and unitholders, as well as non-recurring capital expenditures, such as tenant improvement and leasing costs related to previously unoccupied space. To the extent the Company's cash flow from operating activities is not sufficient to finance non-recurring capital expenditures, the Company expects to finance such activities with available cash reserves or additional debt financing.

          The Company expects to meet its long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. As of November 12, 1998, the Company's long-term liquidity requirements consisted primarily of maturities under the Company's fixed and variable rate debt.

         Debt and equity financing alternatives currently available to the Company to satisfy its liquidity requirements and commitments for material capital expenditures include additional proceeds from the refinancing of existing secured and unsecured debt, obtaining additional debt secured by existing investment properties or by investment property acquisitions or developments and issuances of units or common shares to existing holders or in exchange for contributions of investment properties.

         The Company intends to maintain its qualifications as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 95% of its taxable income to its shareholders.

         The significant terms of the Company's primary debt financing arrangements are shown below (dollars in thousands):

                                                                 INTEREST                        BALANCE
                                                                   RATE                        OUTSTANDING
                                                  MAXIMUM           AT      EXPIRATION             AT
              DESCRIPTION                        BORROWINGS       9/30/98      DATE              9/30/98
              -----------                        ----------       -------      ----              -------
Secured Fixed Rate Debt:
         LaSalle Note I                          $  239,000         7.83%  August 2027(1)       $  239,000
         LaSalle Note II                            161,000         7.79   March 2028(2)           161,000
         CIGNA Note                                  63,500         7.47   December 2002            63,500
         Metropolitan Life Note I                    11,893         8.88   September 2001           11,893
         Metropolitan Life Note II                   44,541         6.93   December 2002            44,541
         Metropolitan Life Note III                  40,000         7.74   December 1999            40,000
         Metropolitan Life Note IV                    6,821         7.11   December 1999             6,821
         Northwestern Life Note                      26,000         7.65   January 2003             26,000
         Nomura Funding VI Note                       8,614        10.07   July 2020(3)              8,614
         Rigney Promissory Note                         763         8.50   November 2012               763
                                                 ----------         ----                        ----------
              Subtotal/Weighted Average          $  602,132         7.75%                       $  602,132
                                                 ==========         ====                        ==========
Secured Capped Variable Rate Debt:
         LaSalle Note III                        $  115,000         7.79%  July 1999            $  115,000
                                                 ==========         ====                        ==========


Secured Variable Rate Debt:
         Merrill Lynch Note                      $  209,299         6.09%  December 1998(4)     $  209,299
         Chase Manhattan Note                        97,123         7.41   September 2001           97,123
                                                 ----------         ----                        ----------
              Subtotal/Weighted Average          $  306,422         6.51%                       $  306,422
                                                 ==========         ====                        ==========

Unsecured Fixed Rate Debt:
         Notes due 2007(5)                       $  250,000         7.50%  September 2007       $  250,000
         Notes due 2002(5)                          150,000         7.00   September 2002          150,000
                                                 ----------         ----                        ----------
              Subtotal/Weighted Average          $  400,000         7.31%                       $  400,000
                                                 ==========         ====                        ==========

Unsecured Variable Rate Debt:
         Line of Credit                          $  750,000         6.83%  June 2000            $  750,000
         BankBoston Note II                         100,000         6.83   October 1998            100,000(6)
                                                 ----------         ----                        ----------
              Subtotal/Weighted Average          $  850,000         6.83%                       $  850,000
                                                 ==========         ====                        ==========
         TOTAL/WEIGHTED AVERAGE                  $2,273,554         7.16%                       $2,273,554
                                                 ==========         ====                        ==========

------------------------
(1) In August 2007, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220 million.
(2) In March 2006, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154 million.
(3) The Company has the option to defease the note by purchasing Treasury obligations to pay the note without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty.
(4) On November 11, 1998, the Company and Merrill Lynch agreed in principle, subject to negotiation of final documentation, to modify the note (i) to provide for a payment of $25 million of principal on December 14, 1998, (ii) to extend its term to September 14, 1999 and
         (iii) to increase the interest rate to approximately 200 basis points above 30-day LIBOR. In connection with this extension, the Company expects to pay an extension fee of approximately $1.5 million.
(5) The interest rates on the Notes were subject to temporary increase by 50 basis points in the event that a registered offer to exchange the Notes for notes of the Operating Partnership with terms identical in all material respects to the Notes was not consummated or a shelf registration statement with respect to the resale of the Notes was not declared effective by the Securities and Exchange Commission ( the "SEC") on or before March 21, 1998. The interest rates on the Notes were temporarily increased by 50 basis points, since the exchange offer was not completed by March 21, 1998. The interest rates on the Notes returned to the original rates in July 1998, when the registered offer to exchange the Notes became effective. As of July 2, 1998, all of the Notes had been exchanged. The interest rates on the Notes were also subject to adjustment in the event that the Notes were assigned a rating that was not an investment grade rating, by certain rating agencies. In September 1997, the Notes received a Baa3 rating (investment grade) from Moody's. On July 28, 1998, the Notes received a BB+ rating (one level below investment grade) from S&P. Because of the rating from S&P, the interest rates on the Notes increased 37.5 basis points on July 28, 1998.

(6) Prior to the maturity date of the note, the Company repaid the note with proceeds from a new $260 million secured variable-rate loan with a three-year interest-only term.

         Based on the Company's total market capitalization of $5.9 billion and $5.8 billion at September 30, 1998 and November 9, 1998, respectively, (at a share price of $25.25 and $23.625 which were the closing prices of the common shares on the New York Stock Exchange on September 30, 1998 and November 9, 1998, respectively, and including the full conversion of all units of minority interest in the Operating Partnership plus total indebtedness), the Company's indebtedness (which was $2.3 billion at both September 30, 1998 and November 9,
1998) represented 38% and 40% of its total market capitalization at September 30, 1998 and November 9, 1998, respectively. It is the Company's current policy to pursue a strategy of conservative use of leverage, generally with a ratio of debt to total market capitalization of the Company targeted at approximately 40 percent, although this policy is subject to re-evaluation and modification.

          The Company's debt service coverage ratio for both the three months and the nine months ended September 30, 1998 was approximately 3.2. Debt service coverage for the particular period is generally calculated as net income plus depreciation and amortization plus interest expense plus extraordinary or non-recurring losses minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The most restrictive debt service coverage ratio the company is required to maintain as stipulated by the Company's debt arrangement is 2.5.

FUNDS FROM OPERATIONS

         Funds from Operations ("FFO"), based on the definition adopted by the Board of Governors of the NAREIT and as used herein, means net income (loss) (determined in accordance with generally accepted accounting principles or "GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance of an equity REIT. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income),
(ii) is not necessarily indicative of cash flow available to fund cash needs and
(iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate distributions paid to shareholders and unitholders for the nine months ended September 30, 1998 and 1997 were $149.9 million and $93.2 million, respectively. An increase in FFO does not necessarily result in an increase in aggregate distributions because the Company's board of trustees is not required to increase distributions on a quarterly basis unless necessary in order to enable the Company to maintain REIT status. Because the Company must distribute 95% of its real estate investment trust taxable income (as defined in the Code), however, a significant increase in FFO will generally require an increase in distributions to shareholders and unitholders although not necessarily on a proportionate basis. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net income (loss) and cash flows as reported in the consolidated financial statements and notes thereto. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REIT's because these REIT's may not apply the definition of FFO in the same manner as the Company.

                       STATEMENTS OF FUNDS FROM OPERATIONS
                             (dollars in thousands)

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                 September 30,
                                                                    1998           1997           1998           1997
                                                                  ---------      ---------      ---------      ---------
Income before minority interests                                  $  32,795      $  34,835      $ 128,227      $  84,266
Adjustments:
  Depreciation and amortization of real
     estate assets                                                   29,204         20,214         82,919         49,434
  Write-off of costs associated with
     terminated acquisitions                                         18,435             --         18,435             --
  Adjustment for investments in real estate
     mortgages and equity of
     unconsolidated companies                                        13,237          1,434         40,735          2,107
  Minority interest in joint ventures                                  (200)          (390)        (1,006)        (1,192)
  Interest expense and amortization of deferred
     financing costs related to the
     forward share purchase agreement (1)                             1,579             --          1,579             --
  Preferred stock dividends                                          (3,375)            --         (8,325)            --
                                                                  ---------      ---------      ---------      ---------

Funds from operations                                             $  91,675      $  56,093      $ 262,564      $ 134,615
                                                                  =========      =========      =========      =========

Investment Segments:
  Office and retail properties                                    $  85,118      $  51,612      $ 241,237      $ 141,057
  Hotel properties                                                   12,567          8,818         37,677         25,816
  Behavioral healthcare properties                                   13,824         13,824         41,471         15,966
  Refrigerated storage properties                                     7,729             --         19,267             --
  Residential development properties                                 12,446          3,199         36,533          5,871
  Corporate general & administrative                                 (4,335)        (2,372)       (11,036)        (9,855)
  Interest expense                                                  (37,569)       (23,075)      (109,696)       (54,687)
  Preferred stock dividends                                          (3,375)            --         (8,325)            --
  Other(2)                                                            5,270          4,087         15,436         10,447
                                                                  ---------      ---------      ---------      ---------

Funds from operations                                             $  91,675      $  56,093      $ 262,564      $ 134,615
                                                                  =========      =========      =========      =========


--------------------------


(1) Includes the interest and amortization of deferred financing costs for the UBS forward share purchase agreement commencing August 12, 1998, because the diluted common shares and units outstanding include the Company's obligation to issue common shares pursuant to the forward share purchase agreement.
(2) Includes interest and other income less depreciation and amortization of non-real assets and amortization of deferred financing costs.

          RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
                             BY OPERATING ACTIVITIES
                             (dollars in thousands)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                       1998           1997
                                                                     ---------      ---------
Funds From Operations                                                $ 262,564      $ 134,615

Adjustments:
  Depreciation and amortization of non-real estate assets                1,108            905
  Write-off of costs associated with terminated acquisitions           (18,435)            --
  Amortization of deferred financing costs                               4,565          2,157
  Minority interest in joint ventures profit and depreciation
     and amortization of real estate assets                              1,581          1,693
  Interest expense and amortization of deferred financing costs
     related to the forward share purchase agreement                    (1,579)            --
  Adjustment for investments in real estate mortgages and equity
     of unconsolidated companies                                       (40,735)        (2,107)
  Change in deferred rent receivable                                   (23,795)       (14,432)
  Change in current assets and liabilities                             (24,264)        12,152
  Equity in earnings in excess of distributions received from
      unconsolidated companies                                              --           (252)
  Distributions received in excess of equity in earnings from
      unconsolidated companies                                          11,881             --
  Preferred stock dividends                                              8,325             --
  Non-cash compensation                                                    155            157
                                                                     ---------      ---------

Net Cash Provided by Operating Activities                            $ 181,371      $ 134,888
                                                                     =========      =========


                                OFFICE PROPERTIES

             The following table sets forth certain information about the Office Properties as of September 30, 1998.

                                                                                                                  WEIGHTED
                                                                                                                  AVERAGE
                                                                                       NET                      FULL-SERVICE
                                                                                    RENTABLE                     RENTAL RATE
                                      NO. OF                            YEAR          AREA         PERCENT       PER LEASED
         STATE, CITY, PROPERTY       PROPERTIES      SUBMARKET       COMPLETED      (SQ. FT.)       LEASED       SQ. FT. (1)
         ---------------------       ----------      ---------       ---------      ---------       ------     --------------
   TEXAS
    DALLAS
      Bank One Center(2)..........        1     CBD                       1987     1,530,957          75%       $      21.79
      The Crescent Office Towers..        1     Uptown/Turtle Creek       1985     1,204,720         100               29.09
      Fountain Place..............        1     CBD                       1986     1,200,266          96               18.37
      Trammell Crow Center(3).....        1     CBD                       1984     1,128,331          92               24.90
      Stemmons Place..............        1     Stemmons Freeway          1983       634,381          91               14.19
      Spectrum Center(4)..........        1     Far North Dallas          1983       598,250          80(5)            21.11
      Waterside Commons...........        1     Las Colinas               1986       458,739         100               17.81
      Caltex House................        1     Las Colinas               1982       445,993          96               27.39
      Reverchon Plaza.............        1     Uptown/Turtle Creek       1985       374,165          95               17.73
      The Aberdeen................        1     Far North Dallas          1986       320,629         100               18.19
      MacArthur Center I & II.....        1     Las Colinas          1982/1986       294,069          92(5)            19.33
      Stanford Corporate Centre...        1     Far North Dallas          1985       265,507         100               17.00
      The Amberton................        1     Central Expressway        1982       255,052          84               11.56
      Concourse Office Park.......        1     LBJ Freeway          1972-1986       244,879          91               13.70
      12404 Park Central..........        1     LBJ Freeway               1987       239,103         100               20.79
      Palisades Central II........        1     Richardson/Plano          1985       237,731          90               19.37
      3333 Lee Parkway............        1     Uptown/Turtle Creek       1983       233,769          98               19.40
      Liberty Plaza I & II........        1     Far North Dallas     1981/1986       218,813          98               13.31
      The Addison.................        1     Far North Dallas          1981       215,016         100               17.67
      The Meridian................        1     LBJ Freeway               1984       213,915          92               15.54
      Palisades Central I.........        1     Richardson/Plano          1980       180,503          94               15.25
      Walnut Green................        1     Central Expressway        1986       158,669          94               17.18
      Greenway II.................        1     Richardson/Plano          1985       154,329          99               19.48
      Addison Tower...............        1     Far North Dallas          1987       145,886          95               13.86
      Greenway I & IA.............        2     Richardson/Plano          1983       146,704         100               21.95
      5050 Quorum.................        1     Far North Dallas          1981       133,594          88(5)            15.67
      Cedar Springs Plaza.........        1     Uptown/Turtle Creek       1982       110,923          84               17.28
      Valley Centre...............        1     Las Colinas               1985        74,861          99               15.63
      One Preston Park............        1     Far North Dallas          1980        40,525          84               16.10
                                       ----                                       ----------       -----        ------------
        Subtotal/Weighted Average.       30                                       11,460,279          92%       $      20.38
                                       ----                                       ----------       -----        ------------

    FORT WORTH
      Continental Plaza...........        1     CBD                       1982       954,895          41%(5)    $      15.44
                                       ----                                       ----------       -----        ------------
    HOUSTON
     Greenway Plaza Office
     Portfolio...................        10     Richmond-Buffalo     1969-1982     4,286,277          90%       $      15.62
                                                Speedway
     Houston Center...............        3     CBD                  1974-1983     2,764,418          95               15.40
     Post Oak Central.............        3     West Loop/Galleria   1974-1981     1,277,516          95               16.45
     The Woodlands Office
     Properties(6) ...............       12     The Woodlands        1980-1996       810,630          99               15.36
     BP Plaza.....................        1     Katy Freeway              1992       561,065         100               18.26
     Three Westlake Park(7).......        1     Katy Freeway              1983       414,251          99               13.45
     U.S. Home Building...........        1     West Loop/Galleria        1982       399,777          80               14.96
                                       ----                                       ----------       -----        ------------
        Subtotal/Weighted Average.       31                                       10,513,934          93%       $      15.68
                                       ----                                       ----------       -----        ------------

    AUSTIN
      Frost Bank Plaza............        1     CBD                       1984       433,024          84%(5)    $      18.84
      301 Congress Avenue(8)......        1     CBD                       1986       418,338          89               21.28
      Bank One Tower..............        1     CBD                       1974       389,503          96               16.95
      Austin Centre...............        1     CBD                       1986       343,665          96               20.25
      The Avallon.................        1     Northwest            1993/1997       232,301(9)       89(5)            19.23
      Barton Oaks Plaza One.......        1     Southwest                 1986        99,895         100               19.92
                                       ----                                       ----------       -----        ------------
          Subtotal/Weighted Average       6                                        1,916,726          91%       $      19.31
                                       ----                                       ----------       -----        ------------

                                                                                                                 WEIGHTED
                                                                                                                  AVERAGE
                                                                                    NET                        FULL-SERVICE
                                                                                 RENTABLE                       RENTAL RATE
                                     NO. OF                           YEAR         AREA           PERCENT       PER LEASED
       STATE, CITY, PROPERTY        PROPERTIES      SUBMARKET       COMPLETED    (SQ. FT.)         LEASED       SQ. FT. (1)
       ---------------------        ----------      ---------       ---------    ---------         ------     --------------
   COLORADO
    DENVER
      MCI Tower...................        1    CBD                        1982     550,807            99%       $      18.08
      Ptarmigan Place.............        1    Cherry Creek               1984     418,630            93               16.34
      Regency Plaza One...........        1    DTC                        1985     309,862            98               21.20
      AT&T Building...............        1    CBD                        1982     184,581            80               14.91
      The Citadel.................        1    Cherry Creek               1987     130,652            97(5)            20.72
      55 Madison..................        1    Cherry Creek               1982     137,176            85(5)            17.29
      44 Cook.....................        1    Cherry Creek               1984     124,174            87(5)            17.86
                                        ---                                     ----------         -----        ------------
          Subtotal/Weighted Average       7                                      1,855,882            94%       $      18.10
                                        ---                                     ----------         -----        ------------

    COLORADO SPRINGS
      Briargate Office and                1    Colorado Springs           1988     252,857           100        $      15.56
                                        ---                                     ----------         -----        ------------
   Research Center

   LOUISIANA
    NEW ORLEANS
      Energy Centre...............        1    CBD                        1984     761,500            77%       $      15.16
      1615 Poydras................        1    CBD                        1984     508,741            82               15.04
                                        ---                                     ----------         -----        ------------
          Subtotal/Weighted Average       2                                      1,270,241            79%       $      15.11
                                        ---                                     ----------         -----        ------------

   FLORIDA
    MIAMI
      Miami Center................        1    CBD                        1983     782,686            79%       $      23.60
      Datran Center...............        2    South Dade/Kendall    1986/1988     472,236            91               21.00
                                        ---                                     ----------         -----        ------------
        Subtotal/Weighted Average         3                                      1,254,922            83%       $      22.52
                                        ---                                     ----------         -----        ------------

   ARIZONA
    PHOENIX
      Two Renaissance Square......        1    Downtown/CBD               1990     476,373            94%(5)    $      23.27
      6225 North 24th Street......        1    Camelback Corridor         1981      86,451            83               21.53
                                        ---                                     ----------         -----        ------------

          Subtotal/Weighted Average       2                                        562,824            92%       $      23.03
                                        ---                                     ----------         -----        ------------

   WASHINGTON, D.C.
     WASHINGTON, D.C.
        Washington Harbour........        2    Georgetown                 1986     536,206            91%(5)    $      36.03
                                        ---                                     ----------         -----        ------------

   NEBRASKA
    OMAHA
      Central Park Plaza..........        1    CBD                        1982     409,850           100%       $      15.38
                                        ---                                     ----------         -----        ------------

   NEW MEXICO
    ALBUQUERQUE
      Albuquerque Plaza...........        1    CBD                        1990     366,236            96%       $      18.91
                                        ---                                     ----------         -----        ------------


   CALIFORNIA
    SAN FRANCISCO
     160 Spear Street.............        1    South of Market/CBD        1984     276,420            99%       $      25.31
                                        ---                                     ----------         -----        ------------

    SAN DIEGO
      Chancellor Park (10)........        1    UTC                        1988     195,733            88%(5)    $      21.11
                                        ---                                     ----------         -----        ------------



        TOTAL/WEIGHTED AVERAGE....       89                                     31,827,005            90%(5)   $       18.63
                                        ===                                     ==========         =====       =============


-------------------------------------------

(1) Calculated based on base rent payable as of September 30, 1998, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles and including adjustments for expenses payable by or reimbursable from tenants.
(2) The Company has a 50% general partner interest in the partnership that owns Bank One Center.

(3) The Company owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building.
(4) The Company owns the principal economic interest in Spectrum Center through an interest in Spectrum Mortgage Associates L.P., which owns both a mortgage note secured by Spectrum Center and the ground lessor's interest in the land underlying the office building.
(5) Leases have been executed at certain Office Properties but had not commenced as of September 30, 1998. If such leases had commenced as of September 30, 1998, the percent leased for Office Properties would have been 93%. The total percent leased for such Properties would have been as follows: Spectrum Center - 86%; MacArthur Centers I & II - 97%; 5050 Quorum - 94%; Continental Plaza - 98%; Frost Bank Plaza - 92%; The Avallon - 100%; The Citadel - 100%; 55 Madison - 90%; 44 Cook - 96%; Two Renaissance Square - 97%; Washington Harbour - 94%; and Chancellor Park - 91%.
(6) The Company has a 75% limited partner interest and an indirect approximately 10% general partner interest in the partnership that owns the 12 Office Properties that comprise The Woodlands Office Properties.
(7) The Company owns the principal economic interest in Three Westlake Park through its ownership of a mortgage note secured by Three Westlake Park.
(8) The Company has a 1% general partner and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.
(9) In August 1997, construction was completed on a 106,342 square foot office property. The entire building is leased to BMC Software, Inc., which is expected to occupy in stages over the next 10 months.
(10) The Company owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.

                AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

     The following table sets forth a schedule of the lease expirations for leases in place as of September 30, 1998, for the Company's Office Properties for each of the 10 years beginning with the remainder of 1998, assuming that none of the tenants exercises renewal options and excluding an aggregate of 3,389,395 square feet of unleased space.


                                                                                     PERCENTAGE
                                                          PERCENTAGE                  OF TOTAL      ANNUAL
                                          NET RENTABLE    OF LEASED                    ANNUAL    FULL-SERVICE
                                              AREA       NET RENTABLE     ANNUAL    FULL-SERVICE   RENT PER
                            NUMBER OF      REPRESENTED       AREA      FULL-SERVICE     RENT         NET
                          TENANTS WITH    BY EXPIRING     REPRESENTED   RENT UNDER   REPRESENTED   RENTABLE
                            EXPIRING         LEASES       BY EXPIRING    EXPIRING      LEASES       AREA
YEAR OF LEASE EXPIRATION     LEASES      (SQUARE FEET)      LEASES       LEASES(1)   BY EXPIRING  EXPIRING(1)
------------------------  ------------   -------------   ------------  ------------- -----------  -----------
1998..............             241           882,634          3.2%      $15,703,604      2.8%       $17.79
1999..............             434         3,539,998         12.4        63,585,141     11.1         17.96
2000 .............             402         3,369,645         11.8        64,291,001     11.3         19.08
2001..............             394         3,896,729         13.7        70,341,653     12.3         18.05
2002..............             305         3,568,679         12.5        72,494,834     12.7         20.31
2003..............             238         2,441,882          8.6        45,761,373      8.0         18.74
2004 .............             103         2,907,549         10.2        58,322,593     10.2         20.06
2005..............             67          2,217,071          7.8        47,283,863      8.3         21.33
2006..............             27           645,670           2.3        13,466,561      2.4         20.86
2007..............             31          1,172,105          4.2        26,020,047      4.6         22.20
2008 and thereafter            58          3,795,648         13.3        93,479,035     16.3         24.63

--------------------------
(1) Calculated based on base rent payable as of the expiration date of the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

                        BEHAVIORAL HEALTHCARE PROPERTIES


BEHAVIORAL HEALTHCARE PROPERTIES TABLE

         The following chart sets forth the locations of the 90 Behavioral Healthcare Properties by state:

                Number of      Number of                         Number of      Number of
State          Facilities         Beds           State          Facilities         Beds
-----          ----------         ----           -----          ----------         ----
Alabama                1           70            Mississippi            2          217
Arkansas               2          109            North Carolina         4          410
Arizona                2          170            New Hampshire          2          100
California             8          649            New Jersey             1          150
Delaware               1           72            Nevada                 1           84
Florida               12          648            Ohio                   1           42
Georgia               15          986            Pennsylvania           1          169
Indiana                8          577            South Carolina         3          248
Kansas                 2          160            Tennessee              1          204
Kentucky               3          251            Texas                  9          816
Louisiana              1            0            Utah                   2          196
Maryland               1            0            Virginia               3          285
Minnesota              1           40            Wisconsin              2          160
Missouri               1           96                               -----        -----

                                                 Total                 90(1)     6,909
                                                                    =====        =====

_______________________
(1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Behavioral Healthcare Properties and has leased the Behavioral Healthcare Properties to Charter Behavioral Health Systems, LLC pursuant to a long-term lease.

                                HOTEL PROPERTIES

         The following table sets forth certain information about the Hotel Properties for the nine months ended September 30, 1998 and 1997. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure performance based on available guest nights.

                                                                                    For the nine months ended September 30,
                                                                                    ---------------------------------------

                                                                                                                       Revenue
                                                                               Average            Average              Per
                                                    Year                      Occupancy            Daily             Available
                                                  Completed/                    Rate               Rate               Room
Hotel Property(1)                Location         Renovated     Rooms     1998        1997    1998      1997      1998      1997
                                 --------         ---------     -----     ----        ----    ----      ----      ----      ----
Full-Service/Luxury Hotels:
Denver Marriott City Center     Denver, CO        1982/1994       613        81%        82%   $ 126     $ 118     $ 102     $  96
Four Seasons Hotel-Houston      Houston, TX          1982         399        65         68      179       159       116       108
Hyatt Regency Albuquerque       Albuquerque,NM       1990         395        70         75      102        99        71        74
Omni Austin Hotel               Austin, TX           1986         314        80         78      114       102        90        81
Hyatt Regency Beaver Creek      Avon, CO             1989         276(2)     72         70      240       231       173       162
Sonoma Mission Inn & Spa        Sonoma, CA      1927/1987/1997    198(3)     84         90      230       205       193       183
Ventana Country Inn             Big Sur, CA     1975/1982/1988     62        58(4)      86      380       329       221(4)    284
                                                                -----     -----      -----    -----     -----     -----     -----
     TOTAL/WEIGHTED AVERAGE                                     2,257        74%        77%   $ 158     $ 147     $ 118     $ 113
                                                                =====     =====      =====    =====     =====     =====     =====

Destination Health & Fitness Resorts:                        Guest Nights
                                                             ------------

Canyon-Ranch - Tucson           Tucson, AZ           1980         250(5)
Canyon Ranch - Lenox            Lenox, MA            1989         212(5)
                                                                 ----
     TOTAL/WEIGHTED AVERAGE                                       462        87%(6)    83%(6) $ 493(7)  $ 466(7)  $ 414(8)  $ 370(8)
                                                                =====     =====      =====    =====     =====     =====     =====

----------------------
(1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Hotel Properties and has leased the Hotel Properties to subsidiaries of Crescent Operating, Inc. pursuant to long-term leases.
(2) In 1998, the number of available rooms at Hyatt Regency Beaver Creek has been reduced to 276 due to 19 rooms being converted into a 20,000 square foot spa.
(3)      In July 1997, 30 additional rooms were completed.
(4) Temporarily closed from February 1, 1998 through May 1, 1998 due to flooding in the region affecting the roadway passage to the hotel.
(5) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.
(6) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period.
(7) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.
(8) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

                         REFRIGERATED STORAGE PROPERTIES

         The Company owns an indirect 38% interest in each of the two Refrigerated Storage Corporations, that, as of September 30, 1998, owned or operated 97 Refrigerated Storage Properties with an aggregate of approximately 515 million cubic feet.

         The following table shows the location and size of facility for each of the Refrigerated Storage Properties as of September 30, 1998:

                                         TOTAL CUBIC                                               TOTAL CUBIC
                        NUMBER OF          FOOTAGE                               NUMBER OF           FOOTAGE
 STATE                 PROPERTIES       (IN MILLIONS)     STATE                  PROPERTIES       (IN MILLIONS)
 -----                 ----------       -------------     -----                  ----------        -----------
Alabama                     6                 9.9      Mississippi                    1                 4.7
Arizona                     1                 2.9      Missouri                       2                37.2
Arkansas                    6                31.3      Nebraska                       2                 4.4
California                 11                45.3      New York                       1                11.8
Colorado                    2                 3.3      North Carolina                 3                 8.5
Florida                     5                 7.8      Oklahoma                       2                 2.1
Georgia                     7                41.3      Oregon                         6                40.4
Idaho                       2                18.7      Pennsylvania                   4                51.6
Illinois                    2                11.6      South Carolina                 1                 1.6
Indiana                     1                 9.1      South Dakota                   2                 6.3
Iowa                        2                12.6      Tennessee                      3                10.6
Kansas                      3                41.2      Texas                          3                24.3
Kentucky                    1                 2.7      Utah                           1                 8.6
Maine                       1                 1.8      Virginia                       1                 1.9
Massachusetts               6                15.2      Washington                     6                28.7
Minnesota                   1                 3.8      Wisconsin                      2                14.0
                                                                                  -----             -------

                                                       TOTAL                         97               515.2
                                                                                  =====             =======


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

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

                  The following table sets forth certain information as of September 30, 1998, relating to the Residential Development Properties.

                                                                                                          Total     Total
                    Residential                                            Residential         Total    Lots/Units Lots/Units
Residential         Development                                            Development         Lots/    Developed   Closed
Development          Properties         Type of                            Corporation's       Units      Since     Since
Corporation(1)         (RDP)            RDP(2)            Location         Ownership %        Planned   Inception  Inception
-----------            -----            ------            --------         ------------       -------   ---------  ---------
Mira Vista          Mira Vista            SF           Fort Worth, TX          100.00%          710        677        524
Development Corp.   The Highlands         SF           Breckenridge, CO         12.25%          750        270        227
                                                                                            -------    -------    -------

       Total Mira Vista Development Corp                                                      1,460        947        751
                                                                                            -------    -------    -------

Houston Area        Falcon Point          SF           Houston, TX              100.0%        1,205        556        329
Development Corp.   Spring Lakes          SF           Houston, TX              100.0%          536         93         34
                                                                                            -------    -------    -------

       Total Houston Area Development Corp.                                                   1,741        649        363
                                                                                            -------    -------    -------

Crescent            The Reserve at
Development           Frisco              SF           Frisco, CO                60.0%          134        134        107
Management          Villa Montane
Corp.                 Townhomes           TH           Avon, CO                  30.0%           27(4)       -          -
                    Villa Montane
                      Club                TS           Avon, CO                  30.0%          746(4)       -          -
                    Villas at Beaver
                      Creek               TH           Avon, CO                  30.0%           10(4)       7          7
                    Deer Trail            SFH          Avon, CO                  60.0%           16(4)       -          -
                    Buckhorn
                      Townhomes           TH           Avon, CO                  60.0%           24(4)       -          -
                    Bear Paw Lodge        CO           Avon, CO                  60.0%           43(4)       -          -
                                                                                            -------    -------    -------
       Total Crescent Developement Management Corp.                                           1,000        141        114
                                                                                            -------    -------    -------

The Woodlands       The Woodlands         SF           The Woodlands, TX         42.5%       38,313     19,365     18,502
Land Company                                                                                -------    -------    -------
Inc.

Desert Mountain     Desert Mountain       SF           Scottsdale, AZ            93.0%        2,543      2,000      1,715
Development                                                                                 -------    -------    -------
Corp.

       Total                                                                                 45,057     23,102     21,445
                                                                                            =======    =======    =======





                                              Average
                                               Closed                    Range of
                    Residential                Sale                      Proposed
Residential         Development                Price                   Sale Prices
Development          Properties               Per Lot/                Per Lot/Unit
Corporation(1)         (RDP)                  Unit ($)                    ($)(3)
-----------            -----                  --------                    ------
Mira Vista          Mira Vista                96,000                 50,000 - 265,000
Development         The Highlands            140,000                 55,000 - 250,000
Corp.



Houston Area        Falcon Point              31,000                  22,000 - 60,000
Development         Spring Lakes              31,000                  22,000 - 33,000
Corp.



Crescent            The Reserve at
Development           Frisco                  95,000                 60,000 - 165,000
Management           Villa Montane
Corp.                 Townhomes                  N/A              515,000 - 1,700,000
                    Villa Montane
                      Club                       N/A                 18,000 - 150,000
                    Villas at Beaver
                      Creek                2,070,000            1,625,000 - 3,245,000
                    Deer Trail                   N/A            2,560,000 - 3,325,000
                    Buckhorn
                      Townhomes                  N/A              945,000 - 1,850,000
                    Bear Paw Lodge               N/A            1,495,000 - 1,895,000



The Woodlands       The Woodlands             40,000                 14,500 - 500,000
Land Company
Inc.

Desert Mountain     Desert Mountain          300,000(5)          150,000 -  2,500,000(5)
Development
Corp.

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

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); TS (Timeshare); and SFH (Single Family Homes).

(3) Based on existing inventory of developed lots and lots to be developed.

(4) As of September 30, 1998, 17 units were under contract at Villa Montane Townhomes representing $17.2 million in sales proceeds, 703 contracts were pre-sold at Villa Montane Club representing $42.2 million in sales proceeds, two units were under contract at Villas at Beaver Creek representing $4.9 million in sales proceeds, nine units were under contract at Deer Trail representing $26.6 million in sales, 15 units were under contract at Buckhorn Townhomes representing $20.1 million in sales, and five units were under contract at Bear Paw Lodge representing $8.9 million in sales.

(5)  Excludes golf membership which are approximately $125,000.

YEAR 2000 COMPLIANCE

         The year 2000 issue relates to whether computer systems will properly recognize date-sensitive information to allow accurate processing of transactions and data relating to the year 2000 and beyond. In addition, the year 2000 issue relates to whether non-Information Technology (IT) systems that depend on embedded computer technology will recognize the year 2000. Systems that do not properly recognize such information could generate erroneous information or fail.

         In early 1998, the Company assigned a group of individuals with the task of creating a program to identify, understand and address the myriad of issues associated with the year 2000 problem. The group's initial step in assessing the Company's year 2000 readiness consists of a comprehensive review of IT and non-IT systems at the Company's principal executive offices and at the Company's Properties to identify any systems that are date sensitive and, accordingly, could have potential year 2000 problems.

         The Company is in the process of conducting such comprehensive review of all mission critical IT systems, such as in-house accounting and property management systems, network operating systems, telecommunication systems and desktop software systems, and determining whether they are year 2000 compliant. The Company believes that such review is approximately 60% completed and it is expected that the review will be completed on or before June 30, 1999. In addition, as a result of the Company's normal upgrade and replacement process, most network and desktop equipment currently meets the requirements for year 2000 compliance. Although the initial assessment and testing is not yet complete, we have not identified any significant problem areas and believe that the mission critical systems -AS/400 and accounting system, local network servers, WAN equipment, and the majority of desktop PC's are, or can be, made compliant with minor software upgrades.

         For non-IT systems, the Company is also in the process of conducting such comprehensive review of computer hardware and software in mechanical systems and developing a program to repair or replace non-IT systems that are not year 2000 compliant. The Company believes that such review is approximately 60% completed and it is expected that the review will be completed on or before June 30, 1999. The Company's non-IT systems or embedded technology are primarily property-related and include escalator and elevator service, building automation (e.g. energy management and HVAC systems), security access systems, fire and life safety systems, etc.

         The Company believes that the greatest exposure lies with third parties such as its tenants, vendors, financial institutions and transfer agent and unaffiliated joint venture partners. The Company depends on its tenants for rents and cash flows, its financial institutions for availability of cash, its transfer agent to maintain and track investor information, its vendors for day-to-day services and its unaffiliated joint venture partners for operations and management of certain of the Company's Properties. If any of these third parties are unable to meet their obligations to the Company because of the year 2000 problem, such a failure may have a material adverse effect on the financial condition or results of operations of the Company. Although the Company is in the process of working with such third parties in order to attempt to eliminate its year 2000 concerns, the cost and timing of the third party year 2000 compliance is not within the Company's control and no assurance can be given with respect to the cost and timing of such efforts or the potential effects of any failure to comply.

         The majority of the work performed to date has been performed by employees of the Company without significant additional costs to the Company. Although the program has not yet been fully developed and the total cost to specifically remediate IT and non-IT systems, therefore, has not fully been quantified, the Company currently estimates that the total cost to repair and replace IT and non-IT systems that are not year 2000 compliant (not including costs associated with the Company's normal upgrade and replacement process) will be approximately $1.2 million. Management does not believe that such estimated total cost will have a material adverse effect on the Company's financial condition or results of operations.

         The Company currently believes that it will have performed all year 2000 compliance testing and completed its remedial measures on its IT and non-IT systems prior to September 30, 1999. Based on the progress the Company has made in addressing the Company's year 2000 issues and its plan and timeline to complete its compliance program, the Company does not currently foresee significant risks associated with the Company's year 2000 compliance at this time. Management does not believe that the year 2000 issue will pose significant problems in its IT or non-IT systems, or that resolution of any potential problems with respect to these systems will have a material adverse effect on the Company's financial condition or results of operations. Management believes that the year 2000 risks to the Company's financial condition or results of operation associated with a failure of non-IT systems is immaterial due to the fact that each of the Company's Properties has, for the most part, separate non-IT systems. Accordingly, in general a year 2000 problem that is experienced at one Property should have no effect on the other Company Properties. In addition, management believes that the Company will have sufficient time to correct those system problems within its control before the year 2000. Since the Company's major source of income is rental payments under long-term leases, the failure of the Company's mission critical IT systems is not expected to have a material adverse effect on the Company's financial condition or results of operations. Even if the Company were to experience problems with its IT systems, the payment of rent under the leases would not be excused. In addition, the Company expects to correct those IT system problems within its control before the year 2000, thereby minimizing or avoiding the increased cost of correcting problems after the fact.

         Because the Company is still evaluating the status of its systems and those of third parties with which it conducts business, the Company has not yet developed a comprehensive contingency plan and it is very difficult to identify "the most reasonably likely worst-case scenario" at this time. As the Company identifies significant risks related to the Company's year 2000 compliance or if the Company's year 2000 compliance program's progress deviates substantially from the anticipated timeline, the Company will develop appropriate contingency plans.


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

         On July 30, 1998, Station filed a complaint in Clark County District Court, State of Nevada seeking declaratory relief in connection with the Merger Agreement. The complaint alleges that the Company consented to Station's cancellation of its meeting of stockholders. The action seeks a declaratory judgement that (i) Station has complied in all material respects with its obligations under the Merger Agreement, (ii) Station is not obligated to reschedule immediately a meeting of its common and preferred stockholders, (iii) the Company has no right to terminate the Merger Agreement, and (iv) the Company is obligated to purchase up to $115 million in redeemable preferred stock of Station in accordance with certain provisions of the Merger Agreement.

         On August 7, 1998, the Company filed a complaint in the United States District Court, Northern District of Texas seeking damages and declaratory relief as a result of Station's alleged breaches of the Merger Agreement. The complaint alleges that Station breached the Merger Agreement by unilaterally canceling its scheduled stockholders meeting and refusing to reschedule and conduct the meeting and that Station's representations and warranties were not true and correct in all material respects. The action seeks (i) compensatory damages, including expenses, (ii) a declaratory judgement that Station's alleged breaches under the Merger Agreement excuse the Company from any further obligations under the Merger Agreement, and (iii) a declaratory judgement that the Company is not required to purchase shares of Station's redeemable preferred stock due to Station's material breaches of the Merger Agreement.

         On August 11, 1998, Station amended its complaint to expand the matters as to which declaratory relief was sought and to add claims for damages and for specific performance relating to the purchase of Station's redeemable preferred stock. The amended complaint alleges that the Company breached its obligations under the Merger Agreement by failing to use all reasonable efforts to consummate the Merger and by refusing to provide Station with access to additional information concerning the Company. The amended complaint also alleges that the Company had no right to terminate the Merger Agreement or to refuse to purchase 115,000 shares of Station's redeemable preferred stock for an aggregate purchase price of $115 million. As amended, the action by Station seeks, in addition to the prior requests for declaratory relief, (i) an order of specific performance requiring the Company to purchase $115 million of the redeemable preferred stock, (ii) damages consisting of compensatory damages (which Station states it believes to be in excess of $400 million), costs associated with Station's obtaining capital needed to replace the $115 million that was to have been paid by the Company to purchase the redeemable preferred stock, and expenses incurred by Station in connection with the proposed Merger, and (iii) a declaratory judgement that the Company was in breach of its representations, warranties, and covenants at the time that the Company exercised its termination rights under the Merger Agreement and that the Company's breach and exercise of termination rights excuses Station from any further performance obligation under the Merger Agreement.

         The Company intends to contest Station's claims vigorously. As with any litigation, however, it is not possible to predict the resolution of the pending actions. The Company has stated it believes however, that the pending action against the Company will not have a material adverse effect on the Company's financial condition or results of operations.

         On July 9, 1998, the Company announced that, together with Reckson Associates Realty Corporation ("Reckson"), it had entered into a merger agreement (as amended and restated on August 11, 1998, the "Merger Agreement") pursuant to which Metropolitan Partners, LLC ("Metropolitan"), a newly formed limited liability company owned equally by the Company and Reckson, would acquire Tower Realty Trust ("Tower") for an aggregate purchase price of approximately $733 million (the "Merger"). On November 2, 1998, Tower filed an action in the Supreme Court of the State of New York, County of New York, against Reckson, the Company and Metropolitan (collectively, the "Defendants"), for declaratory and other relief, including damages of not less than $75 million, arising out of the alleged anticipatory repudiation by Reckson, the Company and the general partner of Metropolitan of the Merger Agreement.

         The Company has advised Tower that it has not terminated the Merger Agreement and considers the Merger Agreement to be in full force and effect, subject to its terms and conditions. The Company intends to contest Tower's claims vigorously. As with any litigation, it is not possible to predict the outcome of the pending action. The Company believes, however, that the pending action will not have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other information

         Under the proxy rules of the Securities and Exchange Commission, shareholders who intend to submit proposals for consideration at the Company's 1999 annual meeting of shareholders must submit such proposals to the Company no later than December 31, 1998, in order to be considered for inclusion in the proxy statement and form of proxy to be distributed by the Board of Trust Managers in connection with that meeting. Shareholder proposals should be submitted to David M. Dean, Senior Vice President, Law, and Secretary, 777 Main Street, Suite 2100, Fort Worth, Texas 76102.

         Under the Bylaws, a shareholder must comply with certain procedures to nominate persons for election to the Board of Trust Managers or to propose other business to be considered at an annual meeting of shareholders. These procedures provide that shareholders desiring to make nominations for trust managers and/or to bring a proper subject before a meeting must do so by notice timely delivered to the Secretary of the Company. The Secretary of the Company generally must receive notice of any such proposal not less than seventy (70) days nor more than ninety (90) days prior to the anniversary of the preceding year's annual meeting of shareholders. In the case of proposals for the 1999 annual meeting of shareholders, the Secretary of the Company must receive notice of any such proposal no earlier than March 10, 1998, and no later than March 30, 1998 (other than proposals intended to be included in the proxy statement and form of proxy, which, as noted above, must be received by December 31, 1998). Generally, such shareholder notice must set forth (a) as to each nominee for trust manager, all information relating to such nominee that is required to be disclosed in solicitations of proxies for election of trust managers under the proxy rules of the Commission; (b) as to any other business, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such shareholder; and (c) as to the shareholder, (i) the name and address of such shareholder, (ii) the class or series and number of shares of beneficial interest of the Company which are owned beneficially and of record by such shareholder, and (iii) the date(s) upon which the shareholder acquired ownership of such shares. The chairman of the annual meeting shall have the power to declare that any proposal not meeting these and any other applicable requirements imposed by the Bylaws shall be disregarded. A copy of the Bylaws may be obtained without charge on written request to David M. Dean, Senior Vice President, Law, and Secretary, 777 Main Street, Suite 2100, Fort Worth, Texas 76102.

         In addition, the form of proxy solicited by the Board of Trust Managers in connection with the Company's 1999 annual meeting of shareholders will confer discretionary authority to vote on any matter, unless the Secretary of the Company receives notice of any such matter no earlier than March 10, 1998, and no later than March 30, 1998, and the notice complies with the other requirements described in the preceding paragraph.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)       The following exhibits are filed as part of this report.

          3.01 -- Restated Declaration of Trust of the Registrant (filed as Exhibit 4.01 to the Registrant's Registration Statement
                  on Form S-3 (File No. 333-21905) (the "1997 S-3") and incorporated herein by reference)
          3.02 -- Amended and Restated Bylaws of the Registrant, as amended (filed herewith)
          4.01 -- Form of Common Share Certificate (filed as Exhibit 4.03 to the 1997 S-3 and incorporated herein by reference)
          4.02 -- Statement of Designation of 6 3/4% Series A Convertible Cumulative Preferred Shares of the Registrant (filed as
                  Exhibit 4.07 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997
                  10-K") and incorporated herein by reference)
          4.03 -- Form of Certificate of 6 3/4% Series A Convertible Cumulative Preferred Shares of the Registrant (filed as
                  Exhibit 4 to the Registrant's Registration Statement on Form 8-A/A filed on February 18, 1998 and incorporated herein by reference)
          4.04 -- Statement of Designation of Series B Convertible Preferred Shares of the Registrant (filed as Exhibit 4.01 to the
                  Registrant's Current Report on Form 8-K dated June 29, 1998 and filed June 30, 1998 and incorporated herein by reference)
          4.05 -- Form of Certificate of Series B Convertible Preferred Shares (filed as Exhibit 4.05 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1998 (the "1998 10-Q") and incorporated herein by reference)
          4.06 -- Indenture, dated as of September 22, 1997, between Crescent Real Estate Equities Limited Partnership and
                  State Street Bank and Trust Company, of Missouri, N.A. (filed as Exhibit 4.01 to the Registration Statement on
                  Form S-4 (File No. 333-42293) of Crescent Real Estate Equities Limited Partnership (the "1997 S-4") and
                  incorporated herein by reference)
          4.07 -- 6 5/8% Note due 2002 of Crescent Real Estate Equities Limited Partnership (filed as Exhibit 4.07 to the 1998
                  10-Q and incorporated herein by reference)
          4.08 -- 7 1/8% Note due 2007 of Crescent Real Estate Equities Limited Partnership (filed as Exhibit 4.08 to the
                  1998 10-Q and incorporated herein by reference)
          4.09 -- Purchase Agreement, dated as of August 11, 1997, among the Registrant, UBS Securities (Portfolio), LLC, and
                  Union Bank of Switzerland, London Branch (filed as Exhibit 4.01 to the Registrant's Current Report on Form
                  8-K dated August 11, 1997 and filed August 13, 1997 and incorporated herein by reference)
         10.01 -- Second Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited
                  Partnership dated as of November 1, 1997, as amended through September 30, 1998 (filed herewith)
         10.02 -- Noncompetition Agreement (Rainwater) (filed as Exhibit 10.02 to the 1997 10-K and incorporated herein by reference)
         10.03 -- Noncompetition Agreement (Goff) (filed as Exhibit 10.03 to the 1997 10-K and incorporated herein by reference)
         10.04 -- Noncompetition Agreement (Haddock) (filed as Exhibit 10.04 to the 1997 10-K and incorporated herein by reference)
         10.05 -- Employment Agreement (Goff) (the "Goff Employment Agreement") (filed as Exhibit 10.05 to the 1997 10-K and incorporated herein by reference)
         10.06 -- Amendment No. 5 to the Goff Employment Agreement, dated March 10, 1998 (filed as Exhibit 10.29 to the 1997 S-4 and incorporated herein by reference)
         10.07 -- Employment Agreement (Haddock) (the "Haddock Employment Agreement") (filed as Exhibit 10.06 to the 1997 10-K and incorporated herein by reference)
         10.08 -- Amendment No. 4 to the Haddock Employment Agreement, dated March 10, 1998 (filed as Exhibit 10.30 to the 1997
                  S-4 and incorporated herein by reference)
         10.09 -- Form of Officers' and Trust Managers' Indemnification Agreement as entered into between the Registrant and each of its executive officers and trust managers (filed as Exhibit 10.07 to the 1997 S-4 and incorporated herein by reference)

         10.10 -- Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit 10.07 to the Registrant's
                  Registration Statement on Form S-11 (File No. 33-75188) and incorporated herein by reference)
         10.11 -- Crescent Real Estate Equities, Ltd. First Amended and Restated 401(k) Plan, as amended (filed herewith)
         10.12 -- Second Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as Exhibit
                  10.13 to the 1997 S-4 and incorporated herein by reference)
         10.13 -- 1995 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit 99.01 to the
                  Registrant's Registration Statement on Form S-8 (File No. 333-3452) and incorporated herein by reference)
         10.14 -- 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit 10.01 to the
                  Registrant's Current Report on Form 8-K dated and filed September 27, 1996 and incorporated herein by reference)
         10.15 -- Master Lease Agreement, dated June 16, 1997, as amended, between Crescent Real Estate Funding VII, L.P. and
                  Charter Behavioral Health Systems, LLC and its subsidiaries, relating to the Magellan Facilities (filed as Exhibit 10.27 to the 1997 10-K and incorporated herein by reference)
         10.16 -- Fifth Amended and Restated Revolving Credit Agreement, dated June 30, 1998 among Crescent Real Estate Equities
                  Limited Partnership, BankBoston, N.A. and the other banks named therein (filed as Exhibit 10.17 to the 1998
                  10-Q and incorporated herein by reference)
         10.17 -- Intercompany Agreement, dated June 3, 1997, between Crescent Real Estate Equities Limited Partnership and Crescent
                  Operating, Inc. (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-25223) of Crescent
                  Operating, Inc. and incorporated herein by reference)
         10.18 -- Form of Registration Rights, Lock-Up and Pledge Agreement (filed as Exhibit No. 10.05 to the Registrant's
                  Registration Statement on Form S-11 (File No. 33-90226) and incorporated herein by reference)
         27.01 -- Financial Data Schedule (filed herewith)

         (b)       Reports on Form 8-K.

                  Form 8-K dated June 30, 1998, filed July 9, 1998 for the purpose of (i) announcing, under Item 5 Other Events, the Company's probable acquisitions of 6701 Tower, Two Town Center and Woodfield Corporate Center, and the acquisition of BP Plaza, and (ii) filing under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, the Reports of Independent Public Accountants, with respect to 6701 Tower, Two Town Center, Woodfield Corporate Center and BP Plaza, the Statements of Excess of Revenues Over Specific Operating Expenses and notes thereto, with respect to 6701 Tower, Two Town Center, Woodfield Corporate Center and BP Plaza, the Pro Forma Consolidated Balance Sheet of the Company as of March 31, 1998 and the notes thereto, and Pro Forma Consolidated Statements of Operations of the Company for the three months ended March 31, 1998 and the year ended December 31, 1997 and notes thereto.

                  Form 8-K dated and filed August 7, 1998, describing under Item 5 - Other Events, (i) that the Company is exercising its termination rights under the Merger Agreement with Station because of Station's material breach of the Merger Agreement, (ii) as a result, the Company has filed an action in federal court in Texas seeking damages and declatory relief, (iii) that the Company also intends to cancel its proposed rights offering, and the proposed increase in the quarterly distribution which were both contingent upon the completion of the merger with Station and (iv) that the Company no longer considers the merger with Station to be probable.

                  Form 8-K/A dated April 17, 1998 and filed August 13, 1998 restating under Item 5 - Other Events, certain factors that may be relevant to the Company's forward looking statements.

                  Form 8-K/A dated June 30, 1998 and filed September 16, 1998 stating under Item 5 - Other Events that the Company no longer considers probable the acquisitions of 6701 Tower, Two Town Center and Woodfield Corporate Center and revising Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, to reflect the completed acquisition of BP Plaza only.

                  Form 8-K/A dated January 16, 1998 and filed September 16, 1998 stating under Item 5 - Other Events, that the Company no longer considers the merger with Station probable and eliminating the financial information contained in Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CRESCENT REAL ESTATE EQUITIES COMPANY




                                     /s/ Gerald W. Haddock
                                     -----------------------------------------
Date:    November 16, 1998           Gerald W. Haddock, President and
         ------------------          Chief Executive Officer



                                     /s/ Jerry R. Crenshaw, Jr.
                                     -----------------------------------------
Date:    November 16, 1998           Jerry R. Crenshaw Jr., Vice President,
         ------------------          Controller and Co-Chief Financial Officer






                                     /s/ Bruce A. Picker
                                     -----------------------------------------
Date:    November 16, 1998           Bruce A. Picker, Vice President,
         ------------------          Treasurer and Co-Chief Financial Officer

                               INDEX TO EXHIBITS

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
    NO.                                EXHIBIT                                PAGE
  -------                              -------                            ------------
    3.01     -- Restated Declaration of Trust of the Registrant (filed as
                Exhibit 4.01 to the Registrant's Registration Statement
                on Form S-3 (File No. 333-21905) (the "1997 S-3") and
                incorporated herein by reference)
    3.02     -- Amended and Restated Bylaws of the Registrant, as amended
                (filed herewith)
    4.01     -- Form of Common Share Certificate (filed as Exhibit 4.03 to the 1997 S-3 and incorporated herein by reference)
    4.02     -- Statement of Designation of 6 3/4% Series A Convertible
                Cumulative Preferred Shares of the Registrant (filed as
                Exhibit 4.07 to the Registrant's Annual Report on Form 10-K for
                the fiscal year ended December 31, 1997 (the "1997 10-K") and incorporated herein by reference)
    4.03     -- Form of Certificate of 6 3/4% Series A Convertible
                Cumulative Preferred Shares of the Registrant (filed as
                Exhibit 4 to the Registrant's Registration Statement on
                Form 8-A/A filed on February 18, 1998 and incorporated
                herein by reference)
    4.04     -- Statement of Designation of Series B Convertible Preferred
                Shares of the Registrant (filed as Exhibit 4.01 to the
                Registrant's Current Report on Form 8-K dated June 29, 1998 and filed June 30, 1998 and incorporated herein by reference)
    4.05     -- Form of Certificate of Series B Convertible Preferred Shares
                (filed as Exhibit 4.05 to the Registrant's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 1998 (the "1998 10-Q")
                and incorporated herein by reference)

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
    NO.                                EXHIBIT                                PAGE
  -------                              -------                            ------------
    4.06     -- Indenture, dated as of September 22, 1997, between
                Crescent Real Estate Equities Limited Partnership and
                State Street Bank and Trust Company, of Missouri, N.A.
                (filed as Exhibit 4.01 to the Registration Statement on
                Form S-4 (File No. 333-42293) of Crescent Real Estate
                Equities Limited Partnership (the "1997 S-4") and
                incorporated herein by reference)
    4.07     -- 6 5/8% Note due 2002 of Crescent Real Estate Equities
                Limited Partnership (filed as Exhibit 4.07 to the 1998
                10-Q and incorporated herein by reference)
    4.08     -- 7 1/8% Note due 2007 of Crescent Real Estate Equities
                Limited Partnership (filed as Exhibit 4.08 to the
                1998 10-Q and incorporated herein by reference)
    4.09     -- Purchase Agreement, dated as of August 11, 1997, among
                the Registrant, UBS Securities (Portfolio), LLC, and
                Union Bank of Switzerland, London Branch (filed as
                Exhibit 4.01 to the Registrant's Current Report on Form
                8-K dated August 11, 1997 and filed August 13, 1997 and
                incorporated herein by reference)
   10.01     -- Second Amended and Restated Agreement of Limited
                Partnership of Crescent Real Estate Equities Limited
                Partnership dated as of November 1, 1997, as amended
                through September 30, 1998 (filed herewith)
   10.02     -- Noncompetition Agreement (Rainwater) (filed as Exhibit
                10.02 to the 1997 10-K and incorporated herein by
                reference)
   10.03     -- Noncompetition Agreement (Goff) (filed as Exhibit 10.03 to the 1997 10-K and incorporated herein by reference)

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
    NO.                                EXHIBIT                                PAGE
  -------                              -------                            ------------
   10.04     -- Noncompetition Agreement (Haddock) (filed as Exhibit
                10.04 to the 1997 10-K and incorporated herein by
                reference)
   10.05     -- Employment Agreement (Goff) (the "Goff Employment
                Agreement") (filed as Exhibit 10.05 to the 1997 10-K and
                incorporated herein by reference)
   10.06     -- Amendment No. 5 to the Goff Employment Agreement, dated
                March 10, 1998 (filed as Exhibit 10.29 to the 1997 S-4
                and incorporated herein by reference)
   10.07     -- Employment Agreement (Haddock) (the "Haddock Employment
                Agreement") (filed as Exhibit 10.06 to the 1997 10-K and
                incorporated herein by reference)
   10.08     -- Amendment No. 4 to the Haddock Employment Agreement,
                dated March 10, 1998 (filed as Exhibit 10.30 to the 1997
                S-4 and incorporated herein by reference)
   10.09     -- Form of Officers' and Trust Managers' Indemnification
                Agreement as entered into between the Registrant and each
                of its executive officers and trust managers (filed as
                Exhibit 10.07 to the 1997 S-4 and incorporated herein by
                reference)
   10.10     -- Crescent Real Estate Equities Company 1994 Stock Incentive
                Plan (filed as Exhibit 10.07 to the Registrant's Registration
                Statement on Form S-11 (File No. 33-75188) and incorporated herein by reference)
   10.11     -- Crescent Real Estate Equities, Ltd. First Amended and
                Restated 401(k) Plan, as amended (filed herewith)
   10.12     -- Second Amended and Restated 1995 Crescent Real Estate
                Equities Company Stock Incentive Plan (filed as Exhibit
                10.13 to the 1997 S-4 and incorporated herein by
                reference)
   10.13     -- 1995 Crescent Real Estate Equities Limited Partnership
                Unit Incentive Plan (filed as Exhibit 99.01 to the
                Registrant's Registration Statement on Form S-8 (File No.
                333-3452) and incorporated herein by reference)
   10.14     -- 1996 Crescent Real Estate Equities Limited Partnership
                Unit Incentive Plan (filed as Exhibit 10.01 to the
                Registrant's Current Report on Form 8-K dated and filed
                September 27, 1996 and incorporated herein by reference)
   10.15     -- Master Lease Agreement, dated June 16, 1997, as amended, between Crescent Real Estate Funding VII, L.P. and
                Charter Behavioral Health Systems, LLC and its
                subsidiaries, relating to the Magellan Facilities (filed
                as Exhibit 10.27 to the 1997 10-K and incorporated herein
                by reference)
   10.16     -- Fifth Amended and Restated Revolving Credit Agreement,
                dated June 30, 1998 among Crescent Real Estate Equities
                Limited Partnership, BankBoston, N.A. and the other
                banks named therein (filed as Exhibit 10.17 to the 1998
                10-Q and incorporated herein by reference)
   10.17     -- Intercompany Agreement, dated June 3, 1997, between
                Crescent Real Estate Equities Limited Partnership and Crescent
                Operating, Inc. (filed as Exhibit 10.2 to the Registration
                Statement on Form S-1 (File No. 333-25223) of Crescent
                Operating, Inc. and incorporated herein by reference)
   10.18     -- Form of Registration Rights, Lock-Up and Pledge Agreement
                (filed as Exhibit No. 10.05 to the Registrant's Registration
                Statement on Form S-11 (File No. 33-90226) and incorporated herein by reference)
   27.01     -- Financial Data Schedule (filed herewith)

