Form 10-K
period 1998-12-31
CRESCENT REAL ESTATE EQUITIES CO
filed 1999-03-31
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO ______________

                         COMMISSION FILE NUMBER 1-13038

                      CRESCENT REAL ESTATE EQUITIES COMPANY
  -----------------------------------------------------------------------------
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

                   YES     X                 NO
                         -----                    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 26, 1999, the aggregate market value of the 118,545,354 common shares and 8,000,000 preferred shares held by non-affiliates of the registrant was approximately $2.6 billion, based upon the closing price of $20 13/16 for common shares and $15 11/16 for preferred shares on the New York Stock Exchange.

Number of Common Shares outstanding as of March 26, 1999:       124,710,139
Number of Preferred Shares outstanding as of March 26, 1999:      8,000,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Registrant's 1998 Annual Meeting of Shareholders to be held in June 1999 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                      PART I.

Item 1.    Business..............................................................................        2
Item 2.    Properties............................................................................       16
Item 3.    Legal Proceedings.....................................................................       28
Item 4.    Submission of Matters to a Vote of Security Holders...................................       29



                                                     PART II.

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters.................       30
Item 6.    Selected Financial Data...............................................................       32
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.............................................................       33
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk............................       54
Item 8.    Financial Statements and Supplementary Data...........................................       56
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure................................................       90


                                                     PART III.

Item 10.   Trust Managers and Executive Officers of the Registrant...............................       90
Item 11.   Executive Compensation................................................................       90
Item 12.   Security Ownership of Certain Beneficial Owners and Management........................       90
Item 13.   Certain Relationships and Related Transactions........................................       91


                                                     PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................       91

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

         Crescent Real Estate Equities Company ("Crescent Equities") operates as a real estate investment trust for federal income tax purposes (a "REIT"), and, together with its subsidiaries, is a fully integrated real estate company. The Company, as defined below, provides management, leasing and development services with respect to certain of its properties. Crescent Equities is a Texas real estate investment trust, which became the successor to Crescent Real Estate Equities, Inc., a Maryland corporation, on December 31, 1996, through the merger of Crescent Real Estate Equities, Inc. with CRE Limited Partner, Inc., a Delaware corporation, into Crescent Equities.

         The term "Company" includes, unless the context otherwise requires, all of the direct and indirect subsidiaries of Crescent Equities and the predecessor corporation, Crescent Real Estate Equities, Inc.

         The direct and indirect subsidiaries of Crescent Equities include:

               o        CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP;

                        Operating Partnership

               o        CRESCENT REAL ESTATE EQUITIES, LTD.;

                        Sole General Partner of the Operating Partnership

               o        SEVEN SINGLE-PURPOSE LIMITED PARTNERSHIPS;

                        Formed for the purpose of obtaining securitized debt, substantially all the economic interests owned directly or indirectly by the Operating Partnership and the remaining interests owned indirectly by Crescent Equities through seven separate corporations described below.

               o        SEVEN SEPARATE CORPORATIONS.

                        Wholly owned subsidiaries of the General Partner, each of which is a general partner of one of the seven limited partnerships described above.

         Crescent Equities conducts all of its business directly through the Operating Partnership and its other subsidiaries. The Company is structured to facilitate and maintain its qualification as a REIT. This structure permits persons contributing properties (or interests therein) to the Company to defer some or all of the tax liability that they otherwise might have incurred in connection with the sale of assets to the Company.

         See Note 1 of Item 8. Financial Statements and Supplementary Data for a table that lists the principal subsidiaries of Crescent Equities and the Properties owned by such subsidiaries.

         As of December 31, 1998, the Company's assets and operations were composed of five major industry segments:

o        Office and Retail Segment;

o        Hospitality Segment;

o        Residential Development Segment;

o        Refrigerated Storage Segment; and

o        Behavioral Healthcare Segment.

         Within these segments, the Company, through various entities, owned directly or indirectly the following real estate assets (the "Properties") as of December 31, 1998:

o OFFICE AND RETAIL SEGMENT includes 89 office properties (collectively referred to as the "Office Properties") located primarily in 17 metropolitan submarkets in Texas, with an aggregate of approximately 31.8 million net rentable square feet and seven retail properties (collectively referred to as the "Retail Properties") with an aggregate of approximately 0.8 million net rentable square feet.

o HOSPITALITY SEGMENT includes seven full service hotels with a total of 2,257 rooms and two destination health and fitness resorts that can accommodate up to 462 guests daily (collectively referred to as the "Hotel Properties"). All Hotel Properties, except the Omni Austin Hotel, are leased to subsidiaries of Crescent Operating, Inc. ("COI"). As of January 1, 1999, the Omni Austin Hotel is leased to HCD Austin Corporation, an unrelated third party.

o RESIDENTIAL DEVELOPMENT SEGMENT includes the Company's ownership of real estate mortgages and non-voting common stock representing interests ranging from 40% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, own 13 residential development properties (collectively referred to as the "Residential Development Properties").

o REFRIGERATED STORAGE SEGMENT includes the Company's indirect 38% interest in three partnerships (collectively referred to as the "Refrigerated Storage Partnerships"), each of which owns one or more corporations or limited liability companies (collectively referred to as the "Refrigerated Storage Corporations") which, as of December 31, 1998, directly or indirectly owned or operated approximately 101 refrigerated storage properties (collectively referred to as the "Refrigerated Storage Properties") with an aggregate of approximately 530.1 million cubic feet (21.4 million square feet). The remaining interest in the Refrigerated Storage Partnerships is owned by Vornado Realty Trust ("Vornado") (60% of each Refrigerated Storage Partnership) and COI (2% indirect interest in each Refrigerated Storage Partnership). See "Industry Segments - Refrigerated Storage Segment - New Ownership Structure" below for a description of the Company's restructuring of its investment in the Refrigerated Storage Segment, effective March 12, 1999. As a result of this restructuring, the Company increased its indirect ownership in the Refrigerated Storage Partnerships to 39.6%, and the Refrigerated Storage Corporations own, but no longer operate, the Refrigerated Storage Properties.

o BEHAVIORAL HEALTHCARE SEGMENT includes 89 properties in 26 states (collectively referred to as the "Behavioral Healthcare Properties") that are leased to Charter Behavioral Health Systems, LLC ("CBHS"). CBHS was formed to operate the Behavioral Healthcare Properties and is owned 50% by a subsidiary of Magellan Health Services, Inc. and 50% by Crescent Operating, Inc.


         See Note 3 of Item 8. Financial Statements and Supplementary Data for a table showing revenues, funds from operations and identifiable assets for each of these industry Segments for the last three fiscal years.

                  BUSINESS OBJECTIVES AND OPERATING STRATEGIES

         The Company's business objective is to maximize the total return to its shareholders through increases in distributions and share price. From the Company's initial public offering of common shares on May 5, 1994, through March 26, 1999, the total return to shareholders was approximately 122%, with distributions having increased by approximately 160% and the market price per common share having increased by approximately 67%.

         In response to the challenging market conditions of 1998, management has renewed its focus on the fundamentals of the Company's business. Management believes that the earnings growth in both the Office and Retail Segment and the Hospitality Segment reflects this focus. The Residential Development Segment also continues to generate sales growth, and the Company continues to reinvest in new developments within this Segment.

         Management believes that, as the Company enters 1999, it is well-positioned for another year of growth in revenues, driven not only by revenues generated from leases of existing Office Properties, but also by revenues from additional investments in existing Properties and businesses.

OPERATING AND FINANCING STRATEGIES

         Based on management's assessment of current conditions in the real estate and financial markets, in 1999 the Company will continue to focus on growth in revenues from its existing Property portfolio.

         The Company seeks to enhance its operating performance and financial position by:

o applying well-defined leasing strategies in order to capture the potential rental growth in the Company's portfolio of Office Properties as occupancy and rental rates increase with the continued recovery of the markets and submarkets in which the Company has invested;

o achieving a high tenant retention rate at the Company's Office Properties through quality service, individualized attention to its tenants and active preventive maintenance programs;

o empowering management and employing compensation formulas linked directly with enhanced operating performance of the Company and its Properties; and

o optimizing the use of various sources of capital including the refinancing of existing debt and selectively obtaining additional debt to enhance revenue growth.

INVESTMENT STRATEGIES

       The Company intends, in 1999, to focus primarily on operations but will also continue to assess investment opportunities, consistent with its long-term investment strategy of acquiring premier assets and assets that have been undervalued. The Company will continue to employ the corporate, transactional and financial skills of its management team to assess investment opportunities. The Company expects that its principal investment focus during 1999 will be on internal investment opportunities. These internal investment opportunities include, for example, investments in additional residential development properties and additional refrigerated storage properties, expansion of existing Refrigerated Storage Properties, and resort expansions and upgrades in the Hospitality Segment, such as the construction of additional suites at Sonoma Mission Inn & Spa and the addition of a spa at the Ventana Country Inn.

       Furthermore, the Company will continue to focus, in its assessment of investment opportunities, on office properties that can be acquired at significant discounts from replacement cost and that provide both a favorable current return on invested capital and the opportunity for significant cash flow growth through future increases in rental rates. In particular, the Company will focus on office properties which satisfy these criteria and which are located in the Company's core office markets and submarkets. Consistent with its investment strategies, the Company also will consider innovative real estate investments that offer superior returns on its capital investment.

       Finally, the Company is evaluating the possibility of using proceeds from potential sales of non-core or non-strategic office assets to reinvest in higher return businesses or assets, with a focus on the Company's core business segments.

                                    EMPLOYEES

         As of December 31, 1998, the Company had more than 500 employees. None of these employees are covered by collective bargaining agreements.

                                   TAX STATUS

         The Company elected under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"), to be taxed as a REIT under the Code beginning with its taxable year ended December 31, 1994. As a REIT for federal income tax purposes, the Company generally is not subject to federal income tax on REIT taxable income that it distributes to its shareholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute at least 95% of their REIT taxable income each year. The Company will be subject to federal income tax on its REIT taxable income (including any applicable alternative minimum tax) at regular corporate rates if it fails to qualify as a REIT for tax purposes in any taxable year. The Company will also not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if the Company qualifies as a REIT for federal income tax purposes, it may be subject to certain federal, state and local taxes on its REIT taxable income and property and to federal income and excise tax on its undistributed REIT taxable income. In addition, certain of its subsidiaries are subject to federal, state and local income taxes.

                              ENVIRONMENTAL MATTERS

         The Company and its Properties are subject to a variety of federal and state environmental laws, ordinances and regulations, including:

o Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended;

o        Superfund Amendments and Reauthorization Act of 1986;

o        Federal Clean Water Act;

o        Federal Clean Air Act; and

o        Toxic Substances Control Act.

The application of these laws to a specific property that the Company owns will be dependent on a variety of property-specific circumstances, including the former uses of the property and the building materials used at each property.

         Under the environmental laws listed above, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at the property. They may also be held liable to a governmental entity or the third parties for property damage and for investigation and clean up costs such parties incur in connection with the contamination, whether or not the owner or operator knew of, or was responsible for, the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. The owner or operator of a site may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. Such costs or liabilities could exceed the value of the affected real estate. No governmental authorities have notified the Company of any non-compliance, liability or other claims in connection with any of the Company's Properties. Prior to the Company's acquisition of its Properties, independent environmental consultants conducted or updated Phase I environmental assessments on the Properties and, at some Properties, conducted Phase II soil and ground water sampling as part of the Phase I assessments to also assess the potential for environmental contamination at those Properties. None of these Phase I assessments, updates, or Phase II samplings revealed any materially adverse environmental conditions. Although management does not anticipate any material environmental liabilities, there can be no assurances that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

                                INDUSTRY SEGMENTS

                            OFFICE AND RETAIL SEGMENT

OWNERSHIP STRUCTURE

         Crescent Equities is a REIT which, through its direct and indirect subsidiaries, owns 89 Office Properties located primarily in 17 metropolitan submarkets in Texas with an aggregate of approximately 31.8 million net rentable square feet and seven Retail Properties with an aggregate of approximately 0.8 million net rentable square feet. The Company, as a lessor, has retained substantially all of the risks and benefits of ownership of the Office and Retail Properties and accounts for its leases as operating leases. Additionally, the Company provides management and leasing services for the majority of its Office and Retail Properties.

         See Item 2. Properties for more information about the Company's Office and Retail Properties, and Note 1 of Item 8. Financial Statements and Supplementary Data for a table that lists the principal subsidiaries of Crescent Equities and the Properties owned by such subsidiaries.

MARKET INFORMATION

         The Office and Retail Properties reflect the Company's strategy of investing in premier assets within markets that have significant potential for rental growth. In selecting the Office and Retail Properties, the Company analyzed demographic and economic data to focus on markets expected to benefit from significant employment growth as well as corporate relocations. After identifying and analyzing attractive regional markets, the Company selected submarkets that it believed would be the major beneficiaries of this projected growth and that would integrate a premier office environment with quality of life features such as: affordable residential housing; an environment generally well-protected from crime; effective transportation systems; a significant concentration of retailing alternatives; and cultural centers, entertainment attractions and recreational facilities. Other factors the Company considered in selecting the submarkets in which its Office and Retail Properties are located included proximity to major airports and the relative aggressiveness of local governments in providing tax and other incentives designed to favor business. Currently, the Company's Office and Retail Properties are located primarily in Dallas/Fort Worth and Houston, Texas.

         Within its selected submarkets, the Company has focused on premier locations that management believes are able to attract and retain the highest quality tenants and command premium rents. In addition, several of the Properties benefit from improvements made by prior owners or developers beyond what currently could be justified by expected economic returns. Examples of these improvements, which should not materially increase the future operating cost of the Properties, are the inclusion of various amenities, the use of expensive materials and the addition of extensive landscaping. Such premier locations also tend to be more stable in downward property cycles. Consistent with its long-term investment strategies, the Company has sought situations where it was able to acquire properties that have strong economic returns based on in-place tenancy and have a dominant position within the submarket due to quality and/or location. Accordingly, management's long-term investment strategy not only demands acceptable current cash flow return on invested capital, but also considers long-term cash flow growth prospects.

         The Company does not depend on a single or a few major customers within the Office and Retail Segment, the loss of which would have a material adverse effect on the Company's financial condition or results of operations. Based on rental revenues from office and retail leases in effect as of December 31, 1998, no single tenant accounted for more than 4% of the Company's total Office and Retail Segment rental revenues.

         The demographic conditions, economic conditions and trends (population growth and employment growth) favoring the markets in which the Company has invested are projected to continue to approximate or exceed the national averages (with the exception of New Orleans, Louisiana), as illustrated in the following table.


    Projected Population Growth and Employment Growth for all Company Markets

                                                                           Population    Employment
                                                                             Growth        Growth
                  Metropolitan Statistical Area (MSA)                      1998-2008     1998-2008
                  ------------------------------------------------------- ------------- -------------

                  Dallas/Fort Worth, TX...............................        18.4%         16.3%
                  Houston, TX.........................................        12.4          11.4
                  Austin, TX..........................................        29.2          24.6
                  Denver, CO..........................................        16.4          15.2
                  Colorado Springs, CO................................        16.2          17.8
                  New Orleans, LA.....................................         4.0           8.0
                  Miami, FL...........................................        11.1          12.2
                  Phoenix, AZ.........................................        23.2          22.2
                  Washington, DC......................................        17.2          17.0
                  Omaha, NE...........................................        11.6          13.7
                  Albuquerque, NM.....................................        14.7          16.2
                  San Francisco, CA...................................        14.6          13.8
                  San Diego, CA.......................................        19.3          18.0
                  UNITED STATES.......................................         8.5          11.6

---------------------------------
Source:  Compiled from information published by Cognetics, Inc.

         The Company applies a well-defined leasing strategy in order to capture the potential rental growth in the Company's portfolio of Office Properties as occupancy and rental rates increase with the continued recovery of the markets and the submarkets in which the Company has invested. The Company's strategy has been and continues to be based in part on identifying and making its investments in submarkets in which weighted average full-service rental rates (representing base rent after giving effect to free rent and scheduled rent increases that would be taken into account under generally accepted accounting principles ("GAAP") and including adjustments for expenses payable by or reimbursed from tenants) are significantly less than weighted average full-service replacement cost rental rates (the rate management estimates to be necessary to provide a return to a developer of a comparable, multi-tenant building sufficient to justify construction of new buildings) in that submarket. In calculating replacement cost rental rates, management relies on available third-party data and its own estimates of construction costs (including materials and labor in a particular market) and assumes replacement cost rental rates are achieved at a 95% occupancy level. The Company believes that the difference between the two rates is a useful measure of the additional revenue that the Company may be able to obtain from a property, because the difference should represent the amount by which rental rates would be required to increase in order to justify construction of new properties. For the Company's Office Properties, the weighted average full-service rental rate as of December 31, 1998 was $19.53 per square foot, compared to an estimated weighted average full-service replacement cost rental rate of $28.49 per square foot.

         Many of the Company's submarkets have experienced substantial rental rate growth during the past two years. For example, Class A office rental rates in Dallas, Houston, Austin and Denver have increased approximately 23%, 49%, 30% and 21%, respectively, from year-end 1996 to year-end 1998, according to Jamison Research, Inc. (for Dallas); Baca Landata, Inc., The Woodlands Operating Company, L.P. and Cushman & Wakefield of Texas, Inc. (for Houston); CB Richard Ellis (for Austin); and Cushman & Wakefield of Colorado, Inc. (for Denver). The Company has been successful in renewing or re-leasing office space in these markets at rental rates significantly above the expiring rental rates.

COMPETITION

The Company believes that it does not have any direct competition for its Office Properties considered as a group. The Company's Office Properties, primarily Class A properties located within the Southwest, individually compete against a wide range of property owners and developers, including property management companies and other REITs, that offer space in similar types of office properties (for example, Class A and Class B properties). A number of these owners and developers may own more than one property. The number and type of competing properties in a particular market or submarket could have a material effect on the Company's ability to lease space and maintain or increase occupancy or rents in its existing Office Properties as well as at any newly acquired Office Properties. Management believes, however, that the quality services and individualized attention that the Company offers its tenants, together with its active preventive maintenance program and superior building locations within markets, enhance the Company's ability to attract and retain tenants for its Office Properties. In addition, on a weighted average basis, the Company owns 18% of the Class A office space in the 30 submarkets in which the Company owns Class A office properties, and 9% of the Class B office space in the five submarkets in which the Company owns Class B office properties. Management believes that ownership of a significant percentage of office space in a particular market offers the Company the opportunity to reduce property operating expenses that the Company and its tenants pay, enhancing the Company's ability to attract and retain tenants and potentially resulting in increases in Company net revenues. For example, during 1998, the Company successfully negotiated bulk contracts for services such as elevator maintenance and parking garage management, resulting in discounts of up to 15% from service contracts previously in place. In 1998, the Company also negotiated bulk contracts for supplies and equipment including contracts for general maintenance supplies and energy management systems resulting in discounts of up to 40% from contracts for supplies and equipment previously in place.

1998 COMPLETED ACQUISITIONS

         AUSTIN CENTRE. On January 23, 1998, the Company acquired Austin Centre, a mixed-use property developed in 1986, that includes: a Class A office building containing approximately 344,000 net rentable square feet; an attached, five-level, underground parking structure that accommodates 588 cars; the 314-room Omni Austin Hotel Property (see "Hospitality Segment" below); and 61 apartments. The Property is located in the CBD submarket of Austin, Texas, four blocks from the state capitol building and was purchased for approximately $96.4 million.

         POST OAK CENTRAL. On February 13, 1998, the Company acquired Post Oak Central, a three-building Class A office complex located in the West Loop/Galleria suburban office submarket of Houston, Texas. Built between 1974 and 1981, the office complex contains approximately 1.3 million net rentable square feet with three multi-level detached, but connected via covered walkway or tunnel, above-ground parking structures that accommodate a total of approximately 4,400 cars. Post Oak Central was purchased for approximately $155.3 million.

         WASHINGTON HARBOUR. On February 25, 1998, the Company acquired Washington Harbour, a Class A office complex, consisting of a six-story office building and a seven-story office building (the top three stories of which comprise 35 luxury condominiums, which were not included in the purchase), located in the Georgetown submarket of Washington, D.C. Built in 1986, the two Office Properties contain approximately 536,000 net rentable square feet with a two-level attached, underground parking structure that accommodates 613 cars. Washington Harbour was purchased for approximately $161.0 million.

         DATRAN CENTER. On May 1, 1998, the Company acquired, subject to a ground lease, Datran Center, two Class A office buildings, containing approximately 472,000 net rentable square feet located in the South Dade/Kendall submarket of Miami, Florida. Construction of One Datran Center was completed in 1986 with an eight-level attached parking garage containing 650 covered spaces and 26 uncovered spaces. Construction of Two Datran Center was completed in 1988, with a nine-level attached parking garage containing 771 covered spaces and 65 uncovered spaces. Datran Center was purchased for approximately $70.6 million.

         BP PLAZA. On June 30, 1998, the Company acquired BP Plaza, a 20-story Class A Office Property, and 3.2 acres of adjacent undeveloped land located in the Katy Freeway submarket of Houston, Texas. Construction of the Office Property was completed in 1992. BP Plaza contains approximately 561,000 square feet of net rentable area with an attached six-level above-ground parking structure that accommodates approximately 1,700 cars. BP Plaza and the undeveloped land were purchased for approximately $83.1 million.

RECENT DEVELOPMENTS

         On December 8, 1998, Tower Realty Trust ("Tower"), Reckson Associates Realty Corporation ("Reckson") and Metropolitan Partners, LLC ("Metropolitan"), a newly formed limited liability company owned equally by the Company and Reckson, entered into a revised agreement and plan of merger that superseded the merger agreement with Tower to which the Company was a party. Pursuant to the Revised Tower Merger Agreement, Metropolitan has agreed to acquire Tower for a combination of cash and Reckson exchangeable Class B common shares. The Company, Reckson and Metropolitan have agreed that the Company's investment in Metropolitan will be an $85 million preferred member interest. The investment will have a cash flow preference of 7.5% for a two-year period and may be redeemed by Metropolitan within the two-year period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return to the Company. If Metropolitan does not redeem the preferred interest within the two-year period, the Company may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson at a conversion price of $24.61.

         In connection with the Revised Tower Merger Agreement, the Company contributed $10 million of the $85 million required capital contribution to Metropolitan in December 1998 and agreed to make the additional $75 million capital contribution to Metropolitan when all of the conditions to the funding have been met, which is expected to occur in the second quarter of 1999.


                               HOSPITALITY SEGMENT

OWNERSHIP STRUCTURE

         Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Hotel Properties. The Company has leased all of the Hotel Properties, except the Omni Austin Hotel, to subsidiaries of COI pursuant to eight separate leases. As of January 1, 1999, the Omni Austin Hotel has been leased, under a separate lease, to HCD Austin Corporation, an unrelated third party. Under the leases, each having a term of 10 years, the Hotel Property lessees have assumed the rights and obligations of the property owner under the respective management agreements with the hotel operators, as well as the obligation to pay all property taxes and other charges against the property. The Company has agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under the applicable management agreements as part of each of the lease agreements for eight of the Hotel Properties. The only exception is Canyon Ranch-Tucson, in which the Hotel Property lessee owns all furniture, fixtures and equipment associated with the property and will fund all related capital expenditures.

         Each of the leases provides for the payment by the Hotel Property lessees of all or a combination of the following:

o        base rent, with periodic rent increases if applicable;

o percentage rent based on a percentage of gross hotel receipts or gross room revenues, as applicable, above a specified amount; and

o a percentage of gross food and beverage revenues above a specified amount for certain Hotel Properties.

         See Item 2. Properties for more information about the Company's Hotel Properties.

MARKET INFORMATION

         The following information is derived from various industry sources. Average hotel room rental rates grew 4.4%, 6.2%, and 6.3%, in 1998, 1997, and 1996, respectively. Within the luxury and upscale segment of the industry, average room rental rates increased approximately 4.0% from 1997 to 1998.

         Business and convention travel accounts for approximately two-thirds of room demand and has risen along with the improving economy and increased corporate profits. Domestic leisure travel has also increased, especially among the "baby boomers", who are not only at the prime age for leisure travel but also have a greater tendency to travel than previous generations. A healthier, more active senior population is also contributing to the increase in travel. With the aging of the "baby boomer" generation and the growing interest in quality of life activities, the resort/spa industry also is experiencing significant growth in the United States.

         The average annual growth rates in REVPAR, from 1994 through 1998, for the upscale and luxury hotel segments were 4.6% and 6.7%, respectively, according to Smith Travel Research. This demand comes not only from the business and convention sector, but also from the leisure traveler who vacations increasingly at higher-end hotels.

         The following table sets forth hotel REVPAR by price segment for the years 1994 through 1998.

                                                                                                   Annual
                                                                                                   Average
                                   1998         1997        1996        1995         1994        Growth Rate
                                 ---------     -------     -------     --------    ---------    --------------

Luxury(1)..................       $101.33      $98.33     $92.31       $83.93      $79.15
   % Change................           3.1%        6.5%      10.0%         6.0%        7.8%           6.7%
Upscale(2).................        $61.65      $60.05     $57.42       $54.28      $51.76
   % Change................           2.7%        4.6%       5.8%         4.9%        5.2%           4.6%
Mid-Priced.................        $45.45      $44.20     $41.84       $39.70      $37.57
   % Change................           2.8%        5.6%       5.4%         5.7%        5.2%           4.9%
Economy....................        $31.37      $30.45     $29.63       $28.64      $27.27
   % Change................           3.0%        2.8%       3.5%         5.0%        4.2%           3.7%
Budget.....................        $26.70      $25.07     $24.40       $23.77      $22.75
   % Change................           6.5%        2.7%       2.7%         4.5%        4.4%           4.2%

---------------------------
(1) Includes destination health and fitness resorts, such as the Canyon Ranch resorts.
(2)  Includes full-service and limited-service hotels.
Source:  Compiled from information published by Smith Travel Research

COMPETITION

         The Company's Hotel Properties in Denver, Albuquerque, Austin and Houston are convention center hotels that compete against other convention center hotels, which are owned by different types of owners, including national hotel chains and local owners. The Company believes, however, that its destination health and fitness resorts are unique properties that do not have direct competitors. In addition, the Company believes that each of the remaining Hotel Properties experiences little to no direct competition due to its high replacement cost and unique concept or location. The Hotel Properties do compete, to a limited extent, against business class hotels or middle-market resorts in their geographic areas, as well as against luxury resorts nationwide and around the world.

1998 COMPLETED ACQUISITIONS

         OMNI AUSTIN HOTEL. On January 23, 1998, the Company acquired Austin Centre (see "Office and Retail Segment" above), which included the 314-room Omni Austin Hotel Property. As of January 1, 1999, the Omni

Austin Hotel is leased to HCD Austin Corporation, an unrelated third party and COI will provide limited asset management services for the Property.

         SONOMA GOLF COURSE. On October 13, 1998, the Company acquired Sonoma Golf Course, an 18-hole golf course located in Sonoma County, California, for approximately $15.3 million. The course is near the Sonoma Mission Inn & Spa and has a 4,000 square foot club house with a banquet facility. The Company simultaneously entered into a 10-year lease of the property with COI. The Company believes that the golf course will enhance the amenities provided to the Sonoma Mission Inn & Spa guests.

                         RESIDENTIAL DEVELOPMENT SEGMENT

OWNERSHIP STRUCTURE

         The Company owns economic interests in five Residential Development Corporations through the Residential Development Property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, own interests in 13 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

         See Item 2. Properties for more information about the Company's Residential Development Properties.

COMPETITION

         The Company's Residential Development Properties compete against a variety of other housing alternatives in each of their respective areas. These alternatives include other planned developments, pre-existing single-family detached housing, condominiums, townhouses and non-owner occupied housing, such as luxury apartments. Management believes that The Woodlands Land Company, Inc. and Desert Mountain Development Corp. ("Desert Mountain"), representing the Company's most significant investments in Residential Development Properties, contain certain features that provide competitive advantages to these developments. For example, The Woodlands, which is an approximately 27,000-acre, master-planned residential and commercial community north of Houston, Texas, is unique among developments in the Houston area, because it functions as a self-contained community. Amenities contained in the development, which are not contained within other local developments, include a shopping mall, retail centers, office buildings, a hospital, a community college, places of worship, 60 parks, two man-made lakes and a performing arts pavilion. Desert Mountain, a luxury residential and recreational community in Scottsdale, Arizona, which also offers five 18-hole golf courses and tennis courts, does not have any significant direct competitors due in part to the types of amenities that it offers. Substantially all of the remaining residential lots for the four developments that traditionally have competed with Desert Mountain were sold during 1997. As a result, these developments have become resale communities that no longer compete with Desert Mountain in any significant respect.

                          REFRIGERATED STORAGE SEGMENT

ORIGINAL OWNERSHIP STRUCTURE

         Prior to the restructuring of its investment in the Refrigerated Storage Properties in March 1999, the Company, through two subsidiaries (the "Crescent Subsidiaries"), owned an indirect 38% interest in each of the three Refrigerated Storage Partnerships. One of the Refrigerated Storage Partnerships owned Americold Corporation ("Americold"), the second Refrigerated Storage Partnership owned URS Logistics, Inc. ("URS") and the third Refrigerated Storage Partnership owned the assets and business operations acquired from Freezer Services, Inc. ("Freezer Services") and Carmar Group, Inc. ("Carmar Group") (see "1998 Completed Acquisitions" below). Vornado owned a 60% interest in the Refrigerated Storage Partnerships and COI owned a 2% indirect interest in the Refrigerated Storage Partnerships.

         In order to permit the Company to satisfy certain REIT qualification requirements, the Company (which is not permitted to operate the Refrigerated Storage Properties because of the status of Crescent Equities as a REIT) owned its indirect 38% interest in the Refrigerated Storage Partnerships through its ownership of all of the nonvoting common stock, representing a 95% economic interest, in each of the Crescent Subsidiaries, and COI owned its 2% indirect interest in the Refrigerated Storage Partnerships through its ownership of all of the voting common stock, representing a 5% economic interest, in each of the Crescent Subsidiaries.

         The Refrigerated Storage Partnerships owned or operated, as of December 31, 1998, approximately 101 Refrigerated Storage Properties, with an aggregate of approximately 530.1 million cubic feet (21.4 million square feet), with the operations conducted pursuant to arrangements with national food suppliers.

         See Item 2. Properties for more information about the Company's Refrigerated Storage Properties.

1998 INVESTMENTS

         In April 1998, two of the Refrigerated Storage Corporations refinanced $607 million of secured and unsecured debt that had a weighted average interest rate of approximately 12% with a $550 million non-recourse, ten-year loan with an interest rate of 6.89% secured by 58 Refrigerated Storage Properties.

         On June 1, 1998, the Crescent Subsidiaries and Vornado formed the third Refrigerated Storage Partnership which acquired, through newly formed Refrigerated Storage Corporations, nine Refrigerated Storage Properties and the associated operations from Freezer Services for approximately $134 million. On July 1, 1998, the third Refrigerated Storage Partnership acquired, through newly formed Refrigerated Storage Corporations, five Refrigerated Storage Properties and the associated operations from Carmar Group for approximately $163 million. The Company's cash investments in connection with these acquisitions were approximately $36.7 million and $55.9 million, respectively. These additional 14 Refrigerated Storage Properties contain approximately 90 million cubic feet (4.1 million square feet) of refrigerated storage space.

NEW OWNERSHIP STRUCTURE

         Effective March 12, 1999, the Company, Vornado, the Refrigerated Storage Partnerships, the Refrigerated Storage Corporations (including all affiliated entities that owned any portion of the business operations of the Refrigerated Storage Properties at that time) and COI restructured their investment in the Refrigerated Storage Properties (the "Restructuring"). In the Restructuring, the Refrigerated Storage Corporations (including all affiliated entities that owned any portion of the business operations of the Refrigerated Storage Properties) sold their ownership of the business operations to a newly formed partnership (the "Refrigerated Storage Operating Partnership") owned 60% by Vornado Operating L.P. and 40% by a newly formed subsidiary of COI, in consideration of the payment of $48.7 million by the Refrigerated Storage Operating Partnership. The Refrigerated Storage Operating Partnership, as lessee, entered into triple-net master leases of the Refrigerated Storage Properties with certain of the Refrigerated Storage Corporations. Each of the Refrigerated Storage Properties is subject to one or more of the leases, each of which has an initial term of 15 years, subject to two, five-year renewal options. The leases provide for an aggregate annual base rental rate of $123 million for the first through fifth lease years, $126 million for the sixth through 10th lease years and $130.5 million for the 11th through 15th lease years, plus percentage rent based on the gross revenues received from customers at the Refrigerated Storage Properties above a specified amount.

         As a result of the Restructuring, the Refrigerated Storage Partnerships and the Refrigerated Storage Corporations directly or indirectly own the real estate assets associated with the Refrigerated Storage Properties. The business operations associated with the Refrigerated Storage Properties are owned by the Refrigerated Storage Operating Partnership, in which the Company has no interest.

         Under the terms of the existing partnership agreements for each of the Refrigerated Storage Partnerships, Vornado has the right to make all decisions relating to the management and operations of the Refrigerated Storage Partnerships other than certain major decisions that require the approval of both the Company and Vornado. The partnership agreement for each of the Refrigerated Storage Partnerships provides for a buy-sell arrangement upon a failure of the Company and Vornado to agree on any of the specified major decisions which, until November 1, 2000, can be exercised only by Vornado. Major decisions include approval of the annual capital and operating budgets for each of the Refrigerated Storage Partnerships, decisions to deviate from the budgets by 10% or more and additional capital contributions.

         In addition, in connection with the Restructuring and also effective in March 1999, the Company purchased from COI an additional 4% nonvoting interest in each of the Crescent Subsidiaries for an aggregate purchase price of $13.2 million. As a result, the Company holds an indirect 39.6% interest in the Refrigerated Storage Partnerships and COI holds an indirect 0.4% interest in the Refrigerated Storage Partnerships. The Company also granted COI an option to require the Company to purchase COI's remaining 1% interest in each of the Crescent Subsidiaries at such time as the purchase would not, in the opinion of counsel to the Company, adversely affect the status of Crescent Equities as a REIT for an aggregate price, payable by the Company, of approximately $3.3 million.

         In connection with these transactions, the Company established a new line of credit in the principal amount of $19.5 million available to COI at an interest rate of 9% per annum.


INDUSTRY INFORMATION

         The Refrigerated Storage Corporations provide frozen food manufacturers with refrigerated storage and transportation management services. The Refrigerated Storage Properties consist of production and distribution facilities. Production facilities differ from distribution facilities in that they typically serve one or a small number of customers located nearby. These customers store large quantities of processed or partially processed products in the facility until they are further processed or shipped to the next stage of production or distribution. Distribution facilities primarily serve customers who store a wide variety of finished products to support shipment to end-users, such as food retailers and food service companies, in a specific geographic market.

         Transportation management services offered include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. The temperature-controlled logistics expertise of management of the Refrigerated Storage Corporations and access to both the Refrigerated Storage Properties and distribution channels enable the customers of the Refrigerated Storage Corporations to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

         Customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations, including ConAgra, Inc., H.J. Heinz Company, Kraft Foods, Inc. and Tyson Foods, Inc.

COMPETITION

         The Refrigerated Storage Corporations are the largest owners and operators of public refrigerated storage space in the country in terms of public storage space owned. Including the 1998 acquisitions (see "1998 Investments" above), the Refrigerated Storage Corporations owned or operated an aggregate of approximately 30% of total public refrigerated storage space as of December 31, 1998. Among other owners and operators of public refrigerated storage space, no other owner and operator owned or operated more than 8% of total public refrigerated storage space as of December 31, 1998. As a result, the Company believes that the Refrigerated Storage Corporations do not have any competitors of comparable size. The Refrigerated Storage Corporations operate in an environment in which competition is national, regional and local in nature and in which the range of service, refrigerated storage facilities, customer mix, service performance and price are the principal competitive factors. The range of total logistics services and refrigerated storage locations are major competitive factors because frozen food manufacturers and distributors incur transportation costs which typically are significantly greater than refrigerated storage costs. In addition, in certain locations, customers depend upon pooling shipments, which involves combining their products with the products of other customers destined for the same markets. In these cases, the mix of customers at a refrigerated storage facility can significantly influence the cost of delivering products to markets. The size of a refrigerated storage facility is important because large customers prefer to have all of the products needed to serve a given market in a single location in order to have the flexibility to increase storage in that single location during seasonal peaks. If there are several refrigerated storage facilities that satisfy customer mix and size requirements, the Company believes that customers generally will select a refrigerated storage facility based upon the types of services available, service performance and price.

                          BEHAVIORAL HEALTHCARE SEGMENT

OWNERSHIP STRUCTURE

         On June 17, 1997, the Company acquired substantially all of the real estate assets of the domestic hospital provider business of Magellan Health Services, Inc. ("Magellan") as previously owned and operated by a wholly owned subsidiary of Magellan. The transaction involved various components, the principal component being the acquisition of the Behavioral Healthcare Properties for approximately $387.2 million.

               Because of the Company's REIT status for federal income tax purposes, the Company does not operate the Behavioral Healthcare Properties. The Behavioral Healthcare Properties are leased to CBHS and its subsidiaries under a triple-net lease. CBHS, which is the nation's largest operator of acute-care psychiatric hospitals and other behavioral care treatment facilities, is a Delaware limited liability company, formed to operate the Behavioral Healthcare Properties. CBHS is owned 50% by a subsidiary of Magellan and 50% by COI. The lease requires the payment of annual minimum rent in the amount of approximately $43.8 million for the period ending June 16, 1999, increasing in each subsequent year during the remaining 10-year term at a 5% compounded annual rate. All maintenance and capital improvement costs are the responsibility of CBHS during the term of the lease. In addition, the obligation of CBHS, pursuant to a franchise agreement, to pay an approximately $78.2 million franchise fee to Magellan and one of its subsidiaries, as franchisor, is subordinated to the obligation of CBHS to pay annual minimum rent to the Company. The franchisor does not have the right to terminate the franchise agreement due to any nonpayment of the franchise fee as a result of the subordination of the franchise fee to the annual minimum rent. The lease is designed to provide the Company with a secure, above-average return on its investment as a result of the priority of annual minimum rent to the franchise fee and the initial amount and annual escalation in the lease payments. In December 1998, the independent accountants for CBHS, in connection with their audit of the financial statements for the year ended September 30, 1998, issued a modified auditors' report related to the ability of CBHS to continue as a going concern. In October 1998, CBHS hired a new President and Chief Executive Officer (formerly the Vice President of Operations for the Southeast Region of Tenet Healthcare), who announced a set of initiatives to address cost reductions and revenue enhancements for 1999. CBHS has continued to make timely rent payments to the Company for the first five months of CBHS's fiscal year.

               See Item 2. Properties for more information about the Company's Behavioral Healthcare Properties.

INDUSTRY INFORMATION

         In an era of cost-containment and the reduction of dollars available for care, behavioral healthcare providers such as CBHS have focused attention on developing treatment approaches that respond to payors' increasing demands for shorter stays, lower costs, and expanded access to care. Changes in the mix of services, the prices of services, and the intensity of service are all part of this response. These changes have also been bolstered by a rapidly expanding science base, improved medications management, and the growing availability of non-hospital treatment settings in more and more communities that help to make it possible to manage complex and severe illnesses in less intensive treatment settings. One of the effects that the behavioral healthcare industry is experiencing is an increasing percentage of non-inpatient care. According to the National Association of Psychiatric Health Systems 1997 Annual Survey Report, the most recent available report, nearly one in four admissions in 1996 was to a service other than inpatient hospitalization, compared to just one in ten admissions in 1992. Although non-inpatient admissions are increasing rapidly and inpatient admissions also are increasing, average length of stay and care costs are decreasing.

         Due to these changes in the behavioral healthcare industry, the position of a hospital or other behavioral care facility such as the Behavioral Healthcare Facilities relative to its competitors has been affected by its ability to obtain contracts with HMOs, PPOs and other managed care plans for the provision of health care services.

Although such contracts generally provide for discounted services, pre-admission certification and concurrent length of stay reviews, they also provide a strong patient referral base. The importance of entering into contracts with HMOs, PPOs and other managed care companies varies from market to market and depends upon the market strength of the particular managed care company.

         The behavioral healthcare industry in general, and CBHS in particular, is influenced by the cyclical nature of the business, with a reduced demand for services during the summer months and around major holidays.

COMPETITION

         The Behavioral Healthcare Properties, which are acute-care psychiatric hospitals and other behavioral care treatment facilities, are located in 26 states within well-populated urban and suburban locations. Most of the Behavioral Healthcare Properties offer a full continuum of behavioral care in their service area, including inpatient hospitalization, partial hospitalization, intensive outpatient services and, in some markets, residential treatment services. The Behavioral Healthcare Properties provide structured and intensive treatment programs for mental health, alcohol and drug dependency disorders in children, adolescents and adults. A significant portion of admissions is provided by referrals from former patients, local marketplace advertising, managed care organizations and physicians. The Behavioral Healthcare Properties work closely with mental health professionals, non-psychiatric physicians, emergency rooms and community agencies that come in contact with individuals who may need treatment for mental illness or substance abuse.

          In general, the operation of behavioral healthcare programs is characterized by intense competition. The Company anticipates that competition will become more intense as pressure to contain the rising costs of health care increases, particularly as programs such as those operated by CBHS are perceived to help contain mental health care costs. Each of the Behavioral Healthcare Properties competes with other hospitals and behavioral healthcare facilities, some of which are larger and have greater financial resources than CBHS. Some competing facilities are owned and operated by governmental agencies, others by nonprofit organizations supported by endowments and charitable contributions. The Behavioral Healthcare Properties frequently draw patients from areas outside their immediate locale and, therefore, the Behavioral Healthcare Properties may, in certain markets, compete with both local and distant hospitals and other facilities. In addition, the Behavioral Healthcare Properties compete not only with other psychiatric hospitals, but also with psychiatric units in general hospitals. With respect to outpatient services, CBHS competes with private practicing mental health professionals, publicly funded mental health centers, and partial hospitalization and other intensive outpatient services programs and facilities. The competitive position of a particular facility is, to a significant degree, dependent upon the number and quality of physicians who practice at the facility and who are members of its medical staff. There can be no assurance that CBHS will be able to compete effectively with its present or future competitors, and any such inability could have a material adverse effect on CBHS' business, financial condition and results of operations.

ITEM 2.  PROPERTIES

         The Company considers all of its Properties to be in good condition, well-maintained and suitable and adequate to carry on the Company's business.

                                OFFICE PROPERTIES

         The Company's Office Properties are located primarily in Dallas/Fort Worth and Houston, Texas. As of March 26, 1999, the Company's Office Properties in Dallas/Fort Worth and Houston represent an aggregate of approximately 72% of its office portfolio based on total net rentable square feet (39% for Dallas/Fort Worth and 33% for Houston).

OFFICE PROPERTIES TABLES

         The following table sets forth, as of December 31, 1998, certain information about the Company's Office Properties. Based on rental revenues from office and retail leases in effect as of December 31, 1998, no single tenant accounted for more than 4% of the Company's total Office and Retail Segment rental revenues for 1998.

                                                                                                                   WEIGHTED
                                                                                                                    AVERAGE
                                                                                        NET                      FULL-SERVICE
                                                                                     RENTABLE                     RENTAL RATE
                                       NO. OF                            YEAR          AREA         PERCENT       PER LEASED
      STATE, CITY, PROPERTY          PROPERTIES       SUBMARKET       COMPLETED      (SQ. FT.)       LEASED       SQ. FT. (1)
      -------------------------      ----------  ------------------   ---------     ----------     ---------    --------------

TEXAS
 DALLAS
   Bank One Center(2)..............       1      CBD                       1987      1,530,957         75%(5)    $      22.17
   The Crescent Office Towers......       1      Uptown/Turtle Creek       1985      1,204,720         99               29.43
   Fountain Place..................       1      CBD                       1986      1,200,266         96               18.52
   Trammell Crow Center(3).........       1      CBD                       1984      1,128,331         95               25.38
   Stemmons Place..................       1      Stemmons Freeway          1983        634,381         89               14.28
   Spectrum Center(4)..............       1      Far North Dallas          1983        598,250         85               21.93
   Waterside Commons...............       1      Las Colinas               1986        458,739        100               18.74
   Caltex House....................       1      Las Colinas               1982        445,993         97               28.46
   Reverchon Plaza.................       1      Uptown/Turtle Creek       1985        374,165         95               18.12
   The Aberdeen....................       1      Far North Dallas          1986        320,629        100               18.29
   MacArthur Center I & II.........       1      Las Colinas          1982/1986        294,069         98               19.46
   Stanford Corporate Centre.......       1      Far North Dallas          1985        265,507        100               17.52
   The Amberton....................       1      Central Expressway        1982        255,052         85               12.08
   Concourse Office Park...........       1      LBJ Freeway          1972-1986        244,879         91               14.30
   12404 Park Central..............       1      LBJ Freeway               1987        239,103        100               20.96
   Palisades Central II............       1      Richardson/Plano          1985        237,731         91               19.42
   3333 Lee Parkway................       1      Uptown/Turtle Creek       1983        233,769         98               19.97
   Liberty Plaza I & II............       1      Far North Dallas     1981/1986        218,813         98               15.16
   The Addison.....................       1      Far North Dallas          1981        215,016        100               17.65
   The Meridian....................       1      LBJ Freeway               1984        213,915         86(5)            15.82
   Palisades Central I.............       1      Richardson/Plano          1980        180,503         94               15.58
   Walnut Green....................       1      Central Expressway        1986        158,669         94               17.59
   Greenway II.....................       1      Richardson/Plano          1985        154,329         99               19.86
   Addison Tower...................       1      Far North Dallas          1987        145,886         91(5)            14.36
   Greenway I & IA.................       2      Richardson/Plano          1983        146,704        100               23.22
   5050 Quorum.....................       1      Far North Dallas          1981        133,594         91               16.11
   Cedar Springs Plaza.............       1      Uptown/Turtle Creek       1982        110,923         84               17.44
   Valley Centre...................       1      Las Colinas               1985         74,861         99               15.63
   One Preston Park................       1      Far North Dallas          1980         40,525         87               16.28
                                       ----                                         ----------    -------        ------------
     Subtotal/Weighted Average.....      30                                         11,460,279         92%       $      20.84
                                        ---                                         ----------    -------        ------------

 FORT WORTH
  UPR Plaza........................       1      CBD                       1982        954,895         98%       $      16.40
                                       ----                                         ----------    ---------      ------------

 HOUSTON
  Greenway Plaza Office Portfolio..      10      Richmond-Buffalo     1969-1982      4,286,277         92%       $      16.15
                                                 Speedway
  Houston Center...................       3      CBD                  1974-1983      2,764,418         96               15.54
  Post Oak Central.................       3      West Loop/Galleria   1974-1981      1,277,516         94               15.85
  The Woodlands Office
    Properties(6)..................      12      The Woodlands        1980-1996        810,630         98               15.53
  BP Plaza.........................       1      Katy Freeway              1992        561,065        100               18.26
  Three Westlake Park(7)...........       1      Katy Freeway              1983        414,251         99               14.18
  1800 West Loop South.............       1      West Loop/Galleria        1982        399,777         80               15.88
                                       ----                                         ----------    --------       ------------
     Subtotal/Weighted Average.....      31                                         10,513,934         94%       $      15.93
                                       ----                                         ----------    --------       ------------


 AUSTIN
  Frost Bank Plaza.................       1      CBD                       1984        433,024         84%(5)    $      18.84
  301 Congress Avenue(8)...........       1      CBD                       1986        418,338         89               21.66
  Bank One Tower...................       1      CBD                       1974        389,503         96               17.35
  Austin Centre....................       1      CBD                       1986        343,665         96               20.09
  The Avallon......................       1      Northwest            1993/1997        232,301         93(5)            19.50
  Barton Oaks Plaza One............       1      Southwest                 1986         99,895        100               21.24
                                       ----                                         ----------    --------       ------------
     Subtotal/Weighted Average.....       6                                          1,916,726         92%       $      19.56
                                       ----                                         ----------    --------       ------------

                                                                                                                       WEIGHTED
                                                                                                                        AVERAGE
                                                                                            NET                       FULL-SERVICE
                                                                                          RENTABLE                    RENTAL RATE
                                            NO. OF                             YEAR         AREA        PERCENT       PER LEASED
      STATE, CITY, PROPERTY               PROPERTIES      SUBMARKET          COMPLETED    (SQ. FT.)     LEASED        SQ. FT. (1)
      ------------------------------      ----------   ---------------       ---------    ----------    -------      -------------

COLORADO
 DENVER
  MCI Tower.........................          1        CBD                       1982        550,807       99%        $   18.10
  Ptarmigan Place...................          1        Cherry Creek              1984        418,630       95             16.52
  Regency Plaza One.................          1        DTC                       1985        309,862       98             21.27
  AT&T Building.....................          1        CBD                       1982        184,581       80             14.96
  The Citadel.......................          1        Cherry Creek              1987        130,652      100             19.94
  55 Madison........................          1        Cherry Creek              1982        137,176       97             15.28
  44 Cook...........................          1        Cherry Creek              1984        124,174       87(5)          17.60
                                             --                                           ----------   ------         ---------
       Subtotal/Weighted Average....          7                                            1,855,882       95%        $   17.94
                                             --                                           ----------   ------         ---------

COLORADO SPRINGS
  Briargate Office and
    Research Center.................          1        Colorado Springs          1988        252,857      100%        $   17.17
                                             --                                           ----------   ------         ---------

LOUISIANA
 NEW ORLEANS
  Energy Centre.....................          1        CBD                       1984        761,500       78%        $   15.17
  1615 Poydras......................          1        CBD                       1984        508,741       79             15.10
                                             --                                           ----------   ------         ---------
       Subtotal/Weighted Average....          2                                            1,270,241       78%        $   15.14
                                             --                                           ----------   ------         ---------

FLORIDA
 MIAMI
  Miami Center......................          1        CBD                       1983        782,686       81%(5)     $   23.68
  Datran Center.....................          2        South Dade/Kendall   1986/1988        472,236       91             21.02
                                             --                                           ----------   ------         ---------
       Subtotal/Weighted Average....          3                                            1,254,922       85%        $   22.59
                                             --                                           ----------   ------         ---------

ARIZONA
 PHOENIX
  Two Renaissance Square............          1        Downtown/CBD              1990        476,373       94%(5)     $   23.25
  6225 North 24th Street............          1        Camelback Corridor        1981         86,451       83             21.53
                                             --                                           ----------   ------         ---------
       Subtotal/Weighted Average....          2                                              562,824       93%        $   23.01
                                             --                                           ----------   ------         ---------

WASHINGTON, D.C
 WASHINGTON, D.C
  Washington Harbour................          2        Georgetown                1986        536,206       93%        $   35.84
                                             --                                           ----------   ------         ---------

NEBRASKA
 OMAHA
  Central Park Plaza................          1        CBD                       1982        409,850      100%        $   15.38
                                             --                                           ----------   ------         ---------

NEW MEXICO
 ALBUQUERQUE
  Albuquerque Plaza.................          1        CBD                       1990        366,236       95%        $   18.79
                                             --                                           ----------   ------         ---------

CALIFORNIA
 SAN FRANCISCO
  160 Spear Street..................          1        South of Market/CBD       1984        276,420       99%        $   25.42
                                             --                                           ----------   ------         ---------

SAN DIEGO
 Chancellor Park (9)................          1        UTC                       1988        195,733       90%        $   21.48
                                             --                                           ----------   ------         ---------



    TOTAL/WEIGHTED AVERAGE..........         89                                           31,827,005       92%(5)     $   18.88(10)
                                             ==                                           ==========   ======         =========

-------------------------------------------

   (1) Calculated based on base rent payable as of December 31, 1998, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.

   (2) The Company has a 49.5% limited partner interest and a .5% general partner interest in the partnership that owns Bank One Center.

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

   (5) Leases have been executed at certain Office Properties but had not commenced as of December 31, 1998. If such leases had commenced as of December 31, 1998, the percent leased for Office Properties would have been 94%. The total percent leased for such Properties would have been as follows: Bank One Center - 78%; The Meridian - 90%; Addison Tower - 94%; Frost Bank Plaza - 92%; The Avallon - 100%; 44 Cook - 97%; Miami Center - 86%; and Two Renaissance Square - 98%.

   (6) The Company has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the 12 Office Properties that comprise The Woodlands Office Properties.

   (7) The Company owns the principal economic interest in Three Westlake Park through its ownership of a mortgage note secured by Three Westlake Park.

   (8) The Company has a 1% general partner and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

   (9) The Company owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.

  (10) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties as of December 31, 1998, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants, is $19.53.

         The following table provides information, as of December 31, 1998, for the Company's Office Properties by state, city, and submarket.


                                                                          PERCENT
                                                               PERCENT    LEASED        OFFICE
                                                                 OF         AT         SUBMARKET
                                                     TOTAL      TOTAL     COMPANY       PERCENT
                                         NUMBER OF  COMPANY    COMPANY    OFFICE        LEASED/
     STATE, CITY, SUBMARKET             PROPERTIES   NRA(1)     NRA(1)   PROPERTIES   OCCUPIED(2)
     ----------------------             ----------   ------     ------   ----------   -----------

CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS

   CBD................................       3      3,859,554     12%       87%(6)        84%
   Uptown/Turtle Creek................       4      1,923,577      6        97            92
   Far North Dallas...................       7      1,897,695      6        94            82
   Las Colinas........................       4      1,273,662      4        98            90
   Richardson/Plano...................       5        719,267      2        95            95
   Stemmons Freeway...................       1        634,381      2        89            92
   LBJ Freeway........................       2        453,018      1        93(6)         91
                                            --      ---------     --       ---          ----
     Subtotal/Weighted Average........      26     10,761,154     33%       92%           88%
                                            --     ----------     --       ---          ----
 FORT WORTH
   CBD................................       1        954,895      3%       98%           89%
                                            --      ---------     --       ---          ----
 HOUSTON
   CBD................................       3      2,764,418      9%       96%           96%
   Richmond-Buffalo Speedway                 6      2,735,030      9        92            93
   West Loop/Galleria.................       4      1,677,293      5        91            95
   The Woodlands......................       7        486,867      2        99           100
   Katy Freeway.......................       2        975,316      3       100            98
                                            --      ---------     --       ---         -----
     Subtotal/Weighted Average........      22      8,638,924     28%       94%           96%
                                            --      ---------     --       ---         -----

AUSTIN
   CBD................................       4      1,584,530      5%       91%(6)        97%
   Northwest..........................       1        232,301      1        93(6)         94
   Southwest..........................       1         99,895      0       100            98
                                            --      ---------     --       ---         -----
     Subtotal/Weighted Average........       6      1,916,726      6%       92%           97%
                                            --      ---------     --       ---         -----

COLORADO
 DENVER
   Cherry Creek.......................       4        810,632      3%       95%(6)        87%
   CBD................................       2        735,388      2        94            96
   DTC................................       1        309,862      1        98            95
                                            --      ---------     --       ---         -----
     Subtotal/Weighted Average........       7      1,855,882      6%       95%           95%
                                            --      ---------     --       ---         -----

 COLORADO SPRINGS
   Colorado Springs...................       1        252,857      1%      100%           94%
                                            --      ---------     --       ---         -----


LOUISIANA
 NEW ORLEANS
   CBD................................       2      1,270,241      5%       78%           87%
                                            --      ---------     --       ---         -----




                                                                                    WEIGHTED
                                                                                    AVERAGE
                                                         WEIGHTED                   COMPANY
                                                         AVERAGE        COMPANY     FULL-
                                              COMPANY     QUOTED         QUOTED     SERVICE
                                             SHARE OF     MARKET         RENTAL      RENTAL
                                              OFFICE     RENTAL RATE    RATE PER    RATE PER
                                             SUBMARKET   PER SQUARE      SQUARE     SQUARE
     STATE, CITY, SUBMARKET                  NRA(1)(2)   FOOT(2)(3)      FOOT(4)    FOOT(5)
     ----------------------                  ---------   ----------      -------    -------

CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD................................          21%          $ 22.76    $  25.20   $  21.94
   Uptown/Turtle Creek................          35             26.56       30.44      25.54
   Far North Dallas...................          25             25.34       24.31      18.32
   Las Colinas........................          15             27.04       26.69      22.06
   Richardson/Plano...................          18             22.81       23.65      19.38
   Stemmons Freeway...................          31             20.97       19.50      14.28
   LBJ Freeway........................           4             24.97       22.67      18.72
                                                --           -------    --------   --------
     Subtotal/Weighted Average........          19%          $ 24.39    $  25.61   $  21.23
                                                --           -------    --------   --------
 FORT WORTH
   CBD................................          24%          $ 19.59    $  18.79   $  16.40
                                                --           -------    --------   --------
 HOUSTON
   CBD................................           11%         $ 21.93    $  21.88   $  15.54
   Richmond-Buffalo Speedway..........           56            21.08       23.37      16.94
   West Loop/Galleria.................           13            21.93       23.91      15.86
   The Woodlands......................          100            15.69       15.69      15.62
   Katy Freeway.......................           40            25.00       25.29      16.53
                                                ---          -------    --------   --------
     Subtotal/Weighted Average........           19%         $ 21.66    $  22.78   $  16.15
                                                ---          -------    --------   --------

AUSTIN
   CBD................................           44%         $ 26.19    $  26.16   $  19.45
   Northwest..........................           14            26.15       24.50      19.50
   Southwest..........................            5            26.33       24.00      21.24
                                                ---          -------    --------   --------
     Subtotal/Weighted Average........           26%         $ 26.19    $  25.84   $  19.56
                                                ---          -------    --------   --------

COLORADO
 DENVER
   Cherry Creek.......................           53%         $ 20.30    $  21.16   $  17.05
   CBD................................            7            22.84       20.75      17.40
   DTC................................            6            23.64       25.00      21.27
                                                ---          -------    --------   --------
     Subtotal/Weighted Average........           11%         $ 21.86    $  21.64   $  17.94
                                                ---          -------    --------   --------

COLORADO SPRINGS
  Colorado Springs....................            6%         $ 19.29    $  20.00   $  17.17
                                                ---          -------    --------   --------

LOUISIANA
 NEW ORLEANS
   CBD................................           14%         $ 16.55    $  17.00   $  15.14
                                                ---          -------    --------   --------

                                                                                                                 PERCENT
                                                                                           PERCENT OF           LEASED AT
                                                                        TOTAL                 TOTAL              COMPANY
                                                 NUMBER OF             COMPANY               COMPANY              OFFICE
           STATE, CITY, SUBMARKET               PROPERTIES              NRA(1)               NRA(1)             PROPERTIES
           ----------------------               ----------              ------               ------             ----------

FLORIDA
 MIAMI
   CBD.......................................       1                  782,686                 2%                 81%(6)
   South Dade/Kendall........................       2                  472,236                 1                  91
                                                   --               ----------                --                 ---
     Subtotal/Weighted Average...............       3                1,254,922                 3%                 85%
                                                   --               ----------                --                 ---

ARIZONA
 PHOENIX
   Downtown/CBD..............................       1                  476,373                 1%                 94%(6)
   Camelback Corridor........................       1                   86,451                 0                  83
                                                   --               ----------                --                 ---
     Subtotal/Weighted Average...............       2                  562,824                 1%                 93%
                                                   --               ----------                --                 ---

WASHINGTON D.C.
 WASHINGTON D.C.
   Georgetown................................       2                  536,206                 2%                 93%
                                                   --               ----------                --                 ---

NEBRASKA
 OMAHA
   CBD.......................................       1                  409,850                 1%                100%
                                                   --               ----------                --                 ---

NEW MEXICO
 ALBUQUERQUE
   CBD.......................................       1                  366,236                 1%                 95%
                                                   --               ----------                --                 ---

CALIFORNIA
 SAN FRANCISCO
   South of Market/CBD.......................       1                  276,420                 1%                 99%
                                                   --               ----------                --                 ---

 SAN DIEGO
   UTC.......................................       1                  195,733                 1%                 90%
                                                   --               ----------                --                 ---
     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE...............................      76               29,252,870                92%                 93%
                                                   ==               ==========                ==                 ===

CLASS B OFFICE PROPERTIES
TEXAS
 DALLAS
   Central Expressway........................       2                  413,721                  1%                88%
   LBJ Freeway...............................       1                  244,879                  1                 91
   Far North Dallas..........................       1                   40,525                  0                 87
                                                   --               ----------                ---                 --
     Subtotal/Weighted Average...............       4                  699,125                  2%                89%
                                                   --               ----------                ---                 --

 HOUSTON
   Richmond-Buffalo Speedway.................       4                1,551,247                  5%                93%
   The Woodlands.............................       5                  323,763                  1                 97
                                                   --               ----------                ---                 --
     Subtotal/Weighted Average...............       9                1,875,010                  6%                94%
                                                   --               ----------                ---                 --
     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE...............................      13                2,574,135                  8%                92%
                                                   ==               ==========                ===                 ==
     CLASS A AND CLASS B OFFICE
       PROPERTIES TOTAL/WEIGHTED
       AVERAGE...............................      89               31,827,005                100%                92%(6)
                                                   ==               ==========                ===                 ==


                                                                                                                      WEIGHTED
                                                                                                                       AVERAGE
                                                                                       WEIGHTED                        COMPANY
                                                                                       AVERAGE          COMPANY         FULL-
                                                     OFFICE            COMPANY          QUOTED          QUOTED         SERVICE
                                                   SUBMARKET          SHARE OF          MARKET          RENTAL         RENTAL
                                                    PERCENT            OFFICE        RENTAL RATE       RATE PER       RATE PER
                                                    LEASED/           SUBMARKET       PER SQUARE        SQUARE         SQUARE
           STATE, CITY, SUBMARKET                 OCCUPIED(2)         NRA(1)(2)       FOOT(2)(3)        FOOT(4)        FOOT(5)
           ----------------------                 -----------         ---------       ----------        -------        -------

FLORIDA
 MIAMI
   CBD.......................................         90%                 23%            $ 28.30        $  28.50       $  23.68
   South Dade/Kendall........................         94                 100               23.19           23.19          21.02
                                                   -----                 ---             -------        --------       --------
     Subtotal/Weighted Average...............         90%                 33%            $ 26.38        $  26.50       $  22.59
                                                   -----                 ---             -------        --------       --------

ARIZONA
 PHOENIX
   Downtown/CBD..............................         92%                 27%            $ 23.38        $  23.00       $  23.25
   Camelback Corridor........................         95                   2               26.48           22.00          21.53
                                                   -----                 ---             -------        --------       --------
     Subtotal/Weighted Average...............         94%                 11%            $ 23.86        $  22.85       $  23.01
                                                   -----                 ---             -------        --------       --------

WASHINGTON D.C.
 WASHINGTON D.C.
   Georgetown................................         97%                100%            $ 36.66        $  36.66       $  35.84
                                                   -----                 ---             -------        --------       --------

NEBRASKA
 OMAHA
   CBD.......................................         97%                 32%            $ 18.61        $  18.50       $  15.38
                                                   -----                 ---             -------        --------       --------

NEW MEXICO
 ALBUQUERQUE
   CBD.......................................         97%                 63%            $ 19.30        $  19.50       $  18.79
                                                   -----                 ---             -------        --------       --------

CALIFORNIA
 SAN FRANCISCO
   South of Market/CBD.......................         97%                  3%            $ 45.20        $  38.00       $  25.42
                                                   -----                 ---             -------        --------       --------

 SAN DIEGO
   UTC.......................................         87%                  6%            $ 28.50        $  27.00       $  21.48
                                                   -----                 ---             -------        --------       --------
     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE...............................         92%                 18%            $ 23.38        $  24.03       $  19.24
                                                   =====                 ===             =======        ========       ========

CLASS B OFFICE PROPERTIES
TEXAS
 DALLAS
   Central Expressway........................         82%                 11%            $ 16.73        $  18.35       $  14.37
   LBJ Freeway...............................         91                   2               19.00           18.25          14.30
   Far North Dallas..........................         88                   0               20.61           18.50          16.28
                                                    ----                 ---             -------        --------       --------
     Subtotal/Weighted Average...............         88%                  3%            $ 17.75        $  18.32       $  14.45
                                                    ----                 ---             -------        --------       --------

 HOUSTON
   Richmond-Buffalo Speedway.................         92%                 47%            $ 17.82        $  22.03       $  14.75
   The Woodlands.............................         99                 100               15.17           15.17          15.39
                                                    ----                 ---             -------        --------       --------
     Subtotal/Weighted Average...............         93%                 51%            $ 17.36        $  20.85       $  14.87
                                                    ----                 ---             -------        --------       --------
     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE...............................         89%                  9%            $ 17.47        $  20.16       $  14.75
                                                    ====                 ===             =======        ========       ========
     CLASS A AND CLASS B OFFICE
       PROPERTIES TOTAL/WEIGHTED
       AVERAGE...............................         92%                 16%            $ 22.90        $  23.72       $  18.88(7)
                                                    ====                 ===             =======        ========       ========

--------------------------------

(1) NRA means net rentable area in square feet.
(2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are Jamison Research, Inc. (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway and Central Expressway,
    Fort Worth CBD and the New Orleans CBD submarkets), Baca Landata, Inc. (for the Houston Richmond-Buffalo Speedway, CBD and West Loop/Galleria submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), Cushman & Wakefield of Texas, Inc. (for the Houston Katy Freeway submarket), CB Richard Ellis (for CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and DTC submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD, Camelback Corridor and San Francisco South of Market/CBD submarkets), Grubb and Ellis Company and the Company (for the Washington D.C. Georgetown submarket), Pacific Realty Group, Inc. (for the Omaha CBD submarket), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and John Burnham & Co. (for the San Diego UTC submarket).
(3) Represents full-service quoted market rental rates. These rates do not necessarily represent the amounts at which available space at the Office Properties will be leased. The weighted average subtotals and total are based on total net rentable square feet of Company Office Properties in the submarket.

(4) For Office Properties, represents weighted average rental rates per square foot quoted by the Company as of December 31, 1998, based on total net rentable square feet of Company Office Properties in the submarket, adjusted, if necessary, based on management estimates, to equivalent full-service quoted rental rates to facilitate comparison to weighted average Class A or Class B, as the case may be, quoted submarket rental rates per square foot. These rates do not necessarily represent the amounts at which available space at the Company's Office Properties will be leased.
(5) Calculated based on base rent payable for Company Office Properties in the submarket as of December 31, 1998, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursed from tenants, divided by total net rentable square feet of Company Office Properties in the submarket.
(6) Leases have been executed at certain Properties in these submarkets but had not commenced as of December 31, 1998. If such leases had commenced as of December 31, 1998, the percent leased for all Office Properties in the Company's submarkets would have been 94%. The total percent leased at the Company's Office Properties would have been as follows: Dallas CBD - 89%; LBJ Freeway - 94%; Austin CBD -- 94%; Austin Northwest -- 100%; Denver Cherry Creek -- 98%; Miami CBD - 86%; and Phoenix Downtown CBD - 98%.
(7) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties as of December 31, 1998, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants, is $19.53.

         The following table sets forth, as of December 31, 1998, the principal businesses conducted by the tenants at the Company's Office Properties, based on information supplied to the Company from the tenants.

                                                                       Percent of
                                      Industry Sector                Leased Sq. Ft.
                                      ---------------                --------------

                            Professional Services (1)                       25%
                            Financial Services (2)                          20%
                            Energy(3)                                       20%
                            Telecommunications                               6%
                            Technology                                       6%
                            Manufacturing                                    2%
                            Retail                                           2%
                            Medical                                          3%
                            Government                                       2%
                            Food Service                                     3%
                            Other (4)                                       11%

                                                                    ------------------
                            Total Leased                                   100%

------------------
(1) Includes legal, accounting, engineering, architectural, and advertising services.
(2) Includes banking, title and insurance, and investment services.
(3) Of the 20% of energy tenants at the Company's Office Properties, 65% are located in Houston, 24% are located in Dallas, 6% are located in Denver and 5% are located in New Orleans. Of the 65% of energy tenants located in Houston (approximately 4 million square feet), 65% (approximately 2.6 million square feet) are obligated under long-term leases (expiring in 2003 or later).
(4) Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables set forth schedules of lease expirations for leases in place as of December 31, 1998 at the Company's total Office Properties and for Dallas and Houston, Texas individually, for each of the ten years beginning with 1999, assuming that none of the tenants exercise or have exercised renewal options and excluding an aggregate 2,326,676 square feet of unleased space and 335,984 square feet of leased space for which the leases have not yet commenced.

TOTAL OFFICE PROPERTIES

                                                                                   PERCENTAGE        ANNUAL
                                                                                   OF TOTAL       FULL-SERVICE
                                    NET RENTABLE                                     ANNUAL         RENT PER
                                        AREA        PERCENTAGE OF     ANNUAL      FULL-SERVICE       SQUARE
                      NUMBER OF      REPRESENTED     LEASED NET    FULL-SERVICE       RENT        FOOT OF NET
                     TENANTS WITH   BY EXPIRING     RENTABLE AREA   RENT UNDER     REPRESENTED      RENTABLE
   YEAR OF LEASE       EXPIRING        LEASES      REPRESENTED BY    EXPIRING      BY EXPIRING        AREA
     EXPIRATION         LEASES     (SQUARE FEET)   EXPIRING LEASES   LEASES(1)       LEASES        EXPIRING(1)
   -------------     ------------  -------------   --------------- ------------   ------------    ------------

1999..............       589         3,947,267(2)       13.5%       $72,074,173       12.2%       $18.26
2000..............       407         3,375,059          11.6         64,634,853       10.9         19.15
2001 .............       410         3,937,251          13.5         72,098,759       12.2         18.31
2002..............       302         3,547,240          12.2         72,142,547       12.2         20.34
2003..............       280         2,658,719           9.1         50,784,489        8.6         19.10
2004..............       110         2,961,320          10.2         60,143,639       10.1         20.31
2005..............        74         2,297,346           7.9         49,925,513        8.4         21.73
2006..............        28           711,519           2.4         15,008,808        2.5         21.09
2007..............        32         1,264,512           4.3         28,273,098        4.8         22.36
2008..............        30         1,077,621           3.7         26,513,766        4.5         24.60
2009 and thereafter       31         3,386,491          11.6         81,153,538       13.6         23.96

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

(2) As of December 31, 1998, leases have been signed for approximately 1,500,000 net rentable square feet commencing in 1999.


DALLAS OFFICE PROPERTIES

                                                                                       PERCENTAGE        ANNUAL
                                                                                        OF TOTAL      FULL-SERVICE
                                        NET RENTABLE                                     ANNUAL         RENT PER
                                            AREA        PERCENTAGE OF     ANNUAL      FULL-SERVICE       SQUARE
                          NUMBER OF      REPRESENTED     LEASED NET    FULL-SERVICE       RENT        FOOT OF NET
                         TENANTS WITH   BY EXPIRING     RENTABLE AREA   RENT UNDER     REPRESENTED      RENTABLE
   YEAR OF LEASE           EXPIRING        LEASES      REPRESENTED BY    EXPIRING      BY EXPIRING        AREA
     EXPIRATION             LEASES     (SQUARE FEET)   EXPIRING LEASES   LEASES(1)       LEASES        EXPIRING(1)
   -------------         ------------  -------------   --------------- ------------   ------------    ------------

1999..................       216         1,477,060           14.1%       $31,200,758       13.6%         $21.12
2000..................       153         1,785,125           17.0         36,924,141       16.1           20.68
2001 .................       144         1,157,442           11.0         23,950,375       10.4           20.69
2002..................        81           933,139            8.9         22,280,907        9.7           23.98
2003..................        87         1,127,819           10.8         21,900,757        9.5           19.42
2004..................        23           512,434            4.9         12,951,390        5.6           25.27
2005..................        18         1,140,886           10.9         23,712,921       10.3           20.78
2006..................         9           197,031            1.9          4,889,176        2.1           24.81
2007..................        12           526,184            5.0         12,605,163        5.5           23.96
2008..................        10           553,504            5.3         13,588,530        5.9           24.55
2009 and thereafter...         7         1,077,940           10.2         25,868,424       11.3           24.00

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

HOUSTON OFFICE PROPERTIES

                                                                                       PERCENTAGE        ANNUAL
                                                                                        OF TOTAL      FULL-SERVICE
                                        NET RENTABLE                                     ANNUAL         RENT PER
                                            AREA        PERCENTAGE OF     ANNUAL      FULL-SERVICE       SQUARE
                          NUMBER OF      REPRESENTED     LEASED NET    FULL-SERVICE       RENT        FOOT OF NET
                         TENANTS WITH   BY EXPIRING     RENTABLE AREA   RENT UNDER     REPRESENTED      RENTABLE
   YEAR OF LEASE           EXPIRING        LEASES      REPRESENTED BY    EXPIRING      BY EXPIRING        AREA
     EXPIRATION             LEASES     (SQUARE FEET)   EXPIRING LEASES   LEASES(1)       LEASES        EXPIRING(1)
   -------------         ------------  -------------   --------------- ------------   ------------    ------------

1999..................       188         1,394,659          14.2%       $20,503,413       11.7%         $14.70
2000..................       132           768,009           7.8         11,548,164        6.6           15.04
2001 .................       130         1,865,036          19.0         29,990,561       17.1           16.08
2002..................       123         1,051,584          10.7         18,353,365       10.4           17.45
2003..................        94           798,859           8.1         14,090,838        8.0           17.64
2004..................        44         1,403,068          14.3         24,905,835       14.2           17.75
2005..................        15           185,456           1.9          3,470,307        2.0           18.71
2006..................         9           266,909           2.7          4,660,045        2.7           17.46
2007..................         6           477,167           4.9          9,045,788        5.1           18.96
2008..................         7           183,719           1.9          3,160,729        1.8           17.20
2009 and thereafter...        10         1,437,952          14.5         36,024,423       20.4           25.05

---------------------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under generally accepted accounting principles and including adjustments for expenses payable by or reimbursable from tenants based on current levels.


                                RETAIL PROPERTIES

         The Company owns seven Retail Properties, which in the aggregate contain approximately 777,000 net rentable square feet. Four of the Retail Properties, The Woodlands Retail Properties with an aggregate of approximately 356,000 net rentable square feet, are located in The Woodlands, a master-planned development located 27 miles north of downtown Houston, Texas. The Company has a 75% limited partner interest and an approximately 10% indirect general partner interest in the partnership that owns The Woodlands Retail Properties. Two of the Retail Properties, Las Colinas Plaza with approximately 135,000 net rentable square feet, and The Crescent Atrium with approximately 95,000 net rentable square feet, are located in submarkets of Dallas, Texas. The remaining Retail Property, The Park Shops at Houston Center, with an aggregate of approximately 191,000 net rentable square feet, is located in the CBD submarket of Houston, Texas. As of December 31, 1998, the Retail Properties were 95% leased.

                                HOTEL PROPERTIES

HOTEL PROPERTIES TABLES

         The following table sets forth certain information for the years ended December 31, 1998 and 1997, about the Company's Hotel Properties. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure their performance based on available guest nights.

                                                                                      For the year ended December 31,
                                                                                      -------------------------------
                                                                                                                   Revenue
                                                                                  Average          Average            Per
                                                                                 Occupancy          Daily          Available
                                                      Year                         Rate             Rate            Room
                                                   Completed/                      ----             ----            ----
Hotel Property(1)                   Location       Renovated        Rooms      1998     1997     1998    1997    1998    1997
--------------                      --------       ---------        -----      ----     ----     ----    ----    ----    ----
Full-Service/Luxury Hotels:
---------------------------
Denver Marriott City Center      Denver, CO        1982/1994          613        80%      80%    $124    $117    $100    $ 94
Four Seasons Hotel-Houston       Houston, TX          1982            399        65       67      181     161     118     108
Hyatt Regency Albuquerque        Albuquerque,NM       1990            395        69       74      103      98      71      73
Omni Austin Hotel                Austin, TX           1986            314        77       78      114     103      88      81
Hyatt Regency Beaver Creek       Avon, CO             1989            276(2)     69       66      233     229     162     151
Sonoma Mission Inn & Spa         Sonoma, CA       1927/1987/1997      198(3)     82       87      235     210     194     183
Ventana Country Inn              Big Sur, CA      1975/1982/1988       62        63(4)    84      387     337     245(4)  282
                                                                    -----      ----     ----     ----    ----    ----    ----
     TOTAL/WEIGHTED AVERAGE                                         2,257        74%      75%    $158    $149    $116    $112
                                                                    =====      ====     ====     ====    ====    ====    ====

Destination Health & Fitness
Resorts:                                                         Guest Nights
----------------------------                                     ------------

Canyon Ranch - Tucson            Tucson, AZ           1980            250(5)
Canyon Ranch - Lenox             Lenox, MA            1989            212(5)
                                                                     ----
     TOTAL/WEIGHTED AVERAGE                                           462        86%(6)   81%(6) $508(7) $477(7) $422(8) $370(8)
                                                                    =====      ====     ====     ====    ====    ====    ====


--------------------------
(1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Hotel Properties and has leased all of the Hotel Properties, except the Omni Austin Hotel, to subsidiaries of COI pursuant to long term leases. As of January 1, 1999, the Omni Austin Hotel is leased pursuant to a separate long term lease to HCD Austin Corporation, an unrelated third party.
(2) In 1998, the number of available rooms at Hyatt Regency Beaver Creek was reduced to 276 due to 19 rooms being converted into a 20,000 square foot spa.
(3) In July 1997, 30 additional rooms were completed.
(4) Temporarily closed from February 1, 1998 through May 1, 1998 due to flooding in the region affecting the roadway passage to the hotel.
(5) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.
(6) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period.
(7) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.
(8) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

         The following table sets forth average occupancy rate, average daily rate ("ADR"), and revenue per available room ("REVPAR") for the Company's Hotel Properties by full-service/luxury hotels and destination health and fitness resorts for each of the years ended December 31, 1994 through 1998. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts, that measure performance based on available guest nights and calculate average occupancy rate, ADR and REVPAR as described in the footnotes to the preceding table.

                                                                 Year Ended December 31,
                                              --------------------------------------------------------------
                                                1998          1997         1996         1995         1994
                                              ---------     ---------    ---------    ---------    ---------
Full-Service/Luxury Hotels
   Average Occupancy Rate..............           74%           75%          75%          74%          71%
   ADR.................................         $158          $149         $136         $125         $119
   REVPAR..............................         $116          $112         $102         $ 92         $ 85
Destination Health and Fitness Resorts
   Average Occupancy Rate..............           86%           81%          81%          77%          78%
   ADR.................................         $508          $477         $446         $437         $418
   REVPAR..............................         $422          $370         $345         $321         $312

                         REFRIGERATED STORAGE PROPERTIES

REFRIGERATED STORAGE PROPERTIES TABLE

         The following table shows the number and aggregate size of Refrigerated Storage Properties by state as of December 31, 1998:


                                      TOTAL CUBIC        TOTAL                                        TOTAL CUBIC         TOTAL
                       NUMBER OF        FOOTAGE       SQUARE FEET                       NUMBER OF       FOOTAGE        SQUARE FEET
       STATE         PROPERTIES(1)   (IN MILLIONS)   (IN MILLIONS)      STATE          PROPERTIES(1) (IN MILLIONS)    (IN MILLIONS)
       -----         -------------   -------------   -------------      -----          ----------     -----------     -------------

Alabama                    5              9.5              0.4        Mississippi            1              4.7            0.2
Arizona                    1              2.9              0.1        Missouri(2)            2             37.9            2.2
Arkansas                   6             33.1              1.0        Nebraska               2              4.4            0.2
California                13             50.3              1.9        New Jersey             1              2.7            0.1
Colorado                   2              3.4              0.1        New York               1             11.8            0.4
Florida                    5              7.5              0.3        North Carolina         3              8.5            0.3
Georgia                    7             41.1              1.5        Oklahoma               2              2.1            0.1
Idaho                      2             18.7              0.8        Oregon                 6             40.4            1.7
Illinois                   2             11.6              0.4        Pennsylvania           4             50.8            1.5
Indiana                    1              9.1              0.3        South Carolina         1              1.6            0.1
Iowa                       2             12.5              0.5        South Dakota           2              6.3            0.2
Kansas(2)                  3             40.2              2.5        Tennessee              4             13.0            0.5
Kentucky                   1              2.7              0.1        Texas                  4             27.2            0.8
Maine                      1              1.8              0.2        Utah                   1              8.6            0.4
Massachusetts              6             15.2              0.7        Virginia               1              1.9            0.1
Minnesota                  1              5.9              0.2        Washington             6             28.7            1.1
                                                                      Wisconsin              2             14.0            0.5
                                                                                        ------          -------         ------

                                                                         TOTAL             101            530.1           21.4
                                                                                        ======          =======         ======

(1) The Company has an indirect 38% interest in the Refrigerated Storage Partnerships, each of which owns one or more of the Refrigerated Storage Corporations which, as of December 31, 1998, directly or indirectly owned or operated approximately 101 refrigerated storage properties (collectively referred to as the "Refrigerated Storage Properties") with an aggregate of approximately 530.1 million cubic feet (21.4 million square feet). The remaining interest in the Refrigerated Storage Partnerships is owned by Vornado Realty Trust ("Vornado") (60% of each Refrigerated Storage Partnership) and COI (2% indirect interest in each Refrigerated Storage Partnership). As a result of the Restructuring, effective March 12, 1999, the Company increased its indirect ownership in the Refrigerated Storage Partnerships to 39.6%, and the Refrigerated Storage Corporations own, but no longer operate, the Refrigerated Storage Properties.

(2) Both Kansas and Missouri have one underground storage facility. These underground facilities in Kansas and Missouri approximate 35.2 million and
     33.1 million cubic feet (2.2 million and 2.1 million square feet), respectively. It is anticipated that the underground facility in Kansas will be closed in 1999.

                       RESIDENTIAL DEVELOPMENT PROPERTIES

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

         The following table sets forth certain information as of December 31, 1998, relating to the Residential Development Properties.

                                                                                              Total         Total
                   Residential                                  Residential       Total      Lots/Units     Lots/Units
  Residential      Development                                  Development       Lots/      Developed        Closed
  Development      Properties       Type of                     Corporation's      Units        Since          Since
Corporation (1)       (RDP)         RDP(2)       Location       Ownership %       Planned     Inception      Inception
---------------    -----------     -------       --------       -------------     -------     ---------      ---------
Desert Mountain    Desert Mountain      SF     Scottsdale, AZ             93.0%     2,486         2,050         1,777
 Development                                                                       ------        ------        ------
 Corp.

The Woodlands      The Woodlands        SF     The Woodlands, TX          42.5%    38,313        20,063        18,730
 Land Company                                                                      ------        ------        ------
 Inc.

Crescent           The Reserve at
 Development         Frisco             SF     Frisco, CO                 60.0%       134(5)        134           128
 Management        Villa Montane
 Corp.               Townhomes          TH     Avon, CO                   30.0%        27(5)         27            14
                   Villa Montane
                     Club               TS     Avon, CO                   30.0%        38(5)         38            32
                   Villas at Beaver
                     Creek              TH     Avon, CO                   30.0%        10            10             9
                   Deer Trail          SFH     Avon, CO                   60.0%        16(5)         --            --
                   Buckhorn
                     Townhomes          TH     Avon, CO                   60.0%        24(5)          4             2
                   Bear Paw Lodge       CO     Avon, CO                   60.0%        53(5)         --            --
                                                                                   ------        ------        ------
  Total Crescent Development Management Corp.                                         302           213           185
                                                                                   ------        ------        ------
Mira Vista         Mira Vista           SF     Fort Worth, TX           100.00%       710           677           559
 Development       The Highlands        SF     Breckenridge,CO           12.25%       750           270           245
 Corp.                                                                            ------        ------        ------


  Total Mira Vista Development Corp.                                                1,460           947           804
                                                                                   ------        ------        ------

Houston Area      Falcon Point          SF     Houston, TX               100.0%     1,205           556           375
  Development     Spring Lakes          SF     Houston, TX               100.0%       536            93            35
  Corp.                                                                            ------        ------        ------

     Total Houston Area Development Corp.                                           1,741           649           410
                                                                                   ------        ------        ------

     TOTAL                                                                         44,302        23,922        21,906
                                                                                   ======        ======        ======
                                                     Average
                   Residential                        Closed              Range of
  Residential      Development                          Sale              Proposed
  Development      Properties       Type of            Price             Sale Prices
Corporation (1)       (RDP)         RDP(2)       Per Lot/Unit($)(3)   Per Lot/Unit($)(4)
---------------    -----------     -------       ------------------  --------------------
Desert Mountain    Desert Mountain      SF                430,000     150,000 - 2,500,000
 Development
 Corp.

The Woodlands      The Woodlands        SF                 50,371       14,700 - 500,000
 Land Company
 Inc.

Crescent           The Reserve at
 Development         Frisco             SF                 95,000       60,000 - 165,000
 Management        Villa Montane
 Corp.               Townhomes          TH                905,000      515,000 - 1,700,000
                   Villa Montane
                     Club               TS                 60,000       18,000  - 150,000
                   Villas at Beaver
                     Creek              TH              2,070,000           2,995,000
                   Deer Trail          SFH                    N/A     2,560,000 - 3,325,000
                   Buckhorn
                     Townhomes          TH              1,088,000      945,000 - 1,850,000
                   Bear Paw Lodge       CO                    N/A     1,495,000 - 1,895,000

  Total Crescent Development Management Corp.

Mira Vista         Mira Vista           SF                 97,000       50,000 - 265,000
 Development       The Highlands        SF                143,000       55,000 - 250,000
 Corp.


  Total Mira Vista Development Corp.


Houston Area      Falcon Point          SF                 31,000      22,000 - 60,000
 Development      Spring Lakes          SF                 31,000      22,000 - 33,000
 Corp.

     Total Houston Area Development Corp.



-------------------------

(1) The Company has an approximate 94%, 94%, 90%, 95% and 95% ownership interest in Mira Vista Development Corp., Houston Area Development Corp., Crescent Development Management Corp., The Woodlands Land Company, Inc., and Desert Mountain Development Corporation, respectively, through ownership of non-voting common stock in each of these Residential Development Corporations.

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); TS (Timeshare); and SFH (Single Family Homes).

(3)  Based on Lots/Units closed during the Company's ownership period.

(4)  Based on existing inventory of developed lots and lots to be developed.

(5) As of December 31, 1998, 6 lots were under contract at the Reserve at Frisco representing $.5 million in sales (all 6 of these lots are projected to close in the first quarter of 1999), 4 units were under contract at Villa Montane Townhomes representing $5.5 million in sales (all 4 of these units are projected to close in the first quarter of 1999), 5 units were under contract at Villa Montane Club representing $5.8 million in sales (all 5 of these units are projected to close in the first quarter of 1999), 9 units were under contract at Deer Trail representing $26.6 million in sales (these are projected to close as units are completed over the second and third quarters of 1999), 12 units were under contract at Buckhorn Townhomes representing $17.2 million in sales (these are projected to close as units are completed over the second and third quarters of 1999), and 6 units were under contract at Bear Paw Lodge representing $10.4 million in sales (these are projected to close as units are completed over the second and third quarters of 1999).

                        BEHAVIORAL HEALTHCARE PROPERTIES

BEHAVIORAL HEALTHCARE PROPERTIES TABLE

         The following chart sets forth the locations of the 89 Behavioral Healthcare Properties by state:

                              Number of         Number of                                 Number of        Number of
             State           Properties(1)        Beds                 State             Properties(1)        Beds
             -----           ----------         ---------              -----             ----------         --------
        Alabama                  1                   70         Mississippi                    2               217
        Arkansas                 2                  109         North Carolina                 4               410
        Arizona                  2                  170         New Hampshire                  2               100
        California               8                  649         New Jersey                     1               150
        Delaware                 1                   72         Nevada                         1                84
        Florida                 12                  648         Pennsylvania                   1               169
        Georgia                 15                  986         South Carolina                 3               248
        Indiana                  8                  577         Tennessee                      1               204
        Kansas                   2                  160         Texas                          9               816
        Kentucky                 3                  251         Utah                           2               196
        Louisiana                1                    0         Virginia                       3               285
        Maryland                 1                    0         Wisconsin                      2               160
        Minnesota                1                   40                                   ------            ------
        Missouri                 1                   96         Total                         89             6,867
                                                                                          ======            ======

(1) The Behavioral Healthcare Properties include 89 properties in 26 states that are leased to CBHS. CBHS was formed to operate the Behavioral Healthcare Properties and is owned 50% by a subsidiary of Magellan and 50% by COI.

ITEM 3.  LEGAL PROCEEDINGS

STATION CASINOS, INC.

         The Company was a party to an Agreement and Plan of Merger, dated January 16, 1998, as amended, (the "Merger Agreement") between the Company and Station Casinos, Inc. ("Station"). Pursuant to the Merger Agreement, Station would have merged with and into the Company (the "Merger"). On July 27, 1998, Station canceled the joint annual and special meeting of its common and preferred stockholders scheduled for August 4, 1998, at which the common and preferred stockholders were to vote on the Merger, over the Company's objection. Thereafter, the Company demanded that Station call the stockholders meeting by August 18, 1998, the last date for which the then-existing record date was effective. The Company subsequently notified Station that it was exercising its termination rights under the Merger Agreement based on Station's material breaches of the Merger Agreement and thereafter notified Station that the Merger Agreement had been terminated in accordance with its terms.

         On July 30, 1998, Station filed a complaint in Clark County District Court, State of Nevada seeking declaratory relief in connection with the Merger Agreement. The complaint alleges that the Company consented to Station's cancellation of its meeting of stockholders. The action seeks a declaratory judgment that:

     o Station has complied in all material respects with its obligations under the Merger Agreement;

     o Station is not obligated to reschedule immediately a meeting of its common and preferred stockholders;

     o    the Company has no right to terminate the Merger Agreement; and

     o the Company is obligated to purchase up to $115 million in redeemable preferred stock of Station in accordance with certain provisions of the Merger Agreement.

         On August 7, 1998, the Company filed a complaint in the United States District Court, Northern District of Texas, seeking damages and declaratory relief as a result of Station's alleged breaches of the Merger Agreement. The complaint alleges that Station breached the Merger Agreement by unilaterally canceling its scheduled stockholders meeting and refusing to reschedule and conduct the meeting, and that Station's representations and warranties were not true and correct in all material respects. The action seeks:

     o compensatory damages, including the $54 million breakup fee or its equivalent and the Company's expenses associated with the transaction;

     o a declaratory judgment that Station's alleged breaches under the Merger Agreement excuse the Company from any further obligations under the Merger Agreement; and

     o a declaratory judgment that the Company is not required to purchase shares of Station Casinos, Inc.'s redeemable preferred stock due to Station's material breaches of the Merger Agreement.

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

     As amended, the action by Station seeks, in addition to the prior requests for declaratory relief:

     o an order of specific performance requiring the Company to purchase $115 million of the redeemable preferred stock;

     o damages consisting of compensatory damages (which Station states to be in excess of $400 million);

     o costs associated with Station's obtaining capital needed to replace the $115 million that was to have been paid by the Company to purchase the redeemable preferred stock;

     o    expenses incurred by Station in connection with the proposed Merger;
          and

     o a declaratory judgment that the Company was in breach of its representations, warranties, and covenants at the time that the Company exercised its termination rights under the Merger Agreement and that the Company's breach and exercise of termination rights excuses Station from any further performance obligation under the Merger Agreement.

         On December 22, 1998, the Company filed its answer to Station's Nevada state court action, in which the Company reasserted as a counterclaim all of its original claims against Station for Station's breaches of the Merger Agreement and for declaratory judgments which had previously been included in the Company's Texas federal court suit filed against Station on August 7, 1998. Pursuant to the answer, the Company also vigorously denied the allegations raised by Station. The parties have commenced discovery in the Nevada state court action.

         With respect to the forum for the litigation, the Company has sought to have the dispute tried in federal court either in Texas or Nevada, while Station has sought to maintain the action in state court in Nevada. On August 14, 1998, the Nevada federal district court remanded the action filed by Station to Nevada state court, and on December 15, 1998, the Texas federal court followed suit by dismissing for lack of subject matter jurisdiction the Company's Texas federal action. The Texas federal court's decision is the subject of an expedited appeal by the Company to the Fifth Circuit Court of Appeals. If the Company's appeal is successful, the case (including the Company's claims against Station) would resume in Texas federal court and proceed simultaneously with the Nevada state court action.

         The Company intends to pursue its claims against Station and to continue to contest Station's claims vigorously. As with any litigation it is not possible to predict the resolution of the outcome of the pending litigation with Station. The Company believes that the pending action against the Company will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         All information provided below has been adjusted to reflect the two-for-one stock split effected in the form of 100% share dividend paid by the Company on March 26, 1997 to shareholders of record on March 20, 1997. The Company's common shares have been traded on the New York Stock Exchange under the symbol "CEI" since the completion of its initial public offering at a price of $12.50 per share in May 1994. For each calendar quarter indicated, the following table reflects the high and low sales prices for the common shares and the distributions declared by the Company with respect to each such quarter.


                                                  PRICE
                                          ---------------------
                                            HIGH          LOW       DISTRIBUTIONS
                                          --------     --------     -------------
    1997
    ----
    First Quarter                         $31 3/8      $25 1/8         $.305
    Second Quarter                        $32          $25 1/8         $.305(1)
    Third Quarter                         $40 1/8      $30             $.38
    Fourth Quarter                        $40 7/8      $30             $.38

    1998
    ----
    First Quarter                         $40 3/8      $33 1/16        $.38
    Second Quarter                        $37 7/16     $30 3/4         $.38
    Third Quarter                         $34 11/16    $21 1/8         $.55
    Fourth Quarter                        $26 3/8      $21 1/16        $.55

(1) In addition to the regular quarterly distribution, the Company made a one-time distribution of shares of the common stock of COI valued at $.99 per share, which was distributed to the shareholders of the Company and the partners of the Operating Partnership on a pro rata basis, in a spin-off effective June 12, 1997.

         As of March 26, 1999, there were approximately 901 holders of record of the common shares.

                               DISTRIBUTION POLICY

         On September 2, 1998, the Company announced a 45% increase in the quarterly distribution, increasing the quarterly distribution on its common shares and equivalent units from $.38 per share and equivalent unit to $.55 per share and equivalent unit. This equates to an indicated annualized dividend increase from $1.52 per share and equivalent unit to $2.20 per share and equivalent unit. The higher distribution rate commenced with the Company's distribution for the third quarter of 1998, which was paid on November 3, 1998, to shareholders and equivalent unitholders of record as of October 14, 1998.

         Distributions on the 8,000,000 6 3/4% Series A Convertible Cumulative Preferred Shares issued by the Company in February 1998 are payable at the rate of $1.69 per annum per Series A Convertible Cumulative Preferred Share, prior to distributions on the common shares.



         The actual results of operations of the Company and the amounts actually available for distribution will be affected by a number of factors, including:

     o    the operating and interest expenses of the Company;

     o    the ability of tenants to meet their rent obligations;

     o general leasing activity in the markets in which the Office Properties and Retail Properties are located;

     o    consumer preferences relating to the Hotel Properties;

     o    any additional properties acquired in the future;

     o    the general condition of the United States economy;

     o    federal, state and local taxes payable by the Company;

     o    capital expenditure requirements; and

     o    the adequacy of reserves.


         In addition, the requirements for the Company's line of credit limit distributions to the partners of the Operating Partnership for any four successive quarters to an amount that will not exceed 90% of funds from operations for such period and 100% of funds available for distribution for such period.

         Future distributions by the Company will be at the discretion of the Board of Trust Managers. The Board of Trust Managers has indicated that it will review the adequacy of the Company's distribution rate on a quarterly basis.

         Under the Code, real estate investment trusts are subject to numerous organizational and operational requirements, including the requirement to distribute at least 95% of REIT taxable income. Pursuant to this requirement, the Company was required to distribute $136.8 million and $103.9 million for 1998 and 1997, respectively. Actual distributions by the Company were $220.6 million and $140.8 million for 1998 and 1997, respectively.

         Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder's basis in such shareholder's shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the shareholder's basis in its shares will have the effect of deferring taxation until the sale of the shareholder's shares. Given the dynamic nature of the Company's long-term acquisition strategy and the extent to which any future acquisitions would alter this calculation, no assurances can be given regarding what portion, if any, of distributions in 1999 or subsequent years will constitute a return of capital for federal income tax purposes.

         Following is the income tax status of dividends paid during the years ended December 31, 1998 and 1997 to common shareholders:


                                            1998              1997
                                            ----              ----
                  Ordinary income           58.8 %            74.3%
                  Capital gain               5.6 %              --
                  Return of capital         35.6 %            25.7%

         Following is the income tax status of dividends paid during the years ended December 31, 1998 and 1997 to preferred shareholders:

                                            1998              1997
                                            ----              ----
                  Ordinary income           94.4 %              --
                  Capital gain               5.6 %              --

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


                                                                                                                        RAINWATER
                                                                                                                        PROPERTY
                                                                                                                          GROUP
                                                             COMPANY                                                  (PREDECESSOR)
                                     ------------------------------------------------------------------------------ ----------------
                                                                                                    For the Period
                                                                                                       from May 5,  For the Period
                                               Year Ended December 31,                                   1994 to    from January 1,
                                     ------------------------------------------------------------     December 31,   1994 to May 4,
                                         1998           1997             1996            1995             1994           1994
                                         ----           ----             ----            ----       --------------  ---------------
OPERATING DATA:
Total revenue .................   $    698,343   $      447,373     $    208,861     $    129,960     $     50,343   $ 21,185
Operating income (loss) .......        143,893          111,281           44,101           30,858           10,864     (1,599)
Income (loss) before
    minority interests
    and extraordinary
    item ......................        183,210          135,024           47,951           36,358           12,595     (1,599)
 Basic earnings per common
    share:
    Income before
    extraordinary
    item ......................   $       1.26   $         1.25     $        .72     $        .66     $        .28        N/A
    Net income ................           1.26             1.25              .70              .66              .26        N/A
Diluted earnings per common
    share:
    Income before extraordinary
    item ......................   $       1.21   $         1.20     $        .70     $        .65     $        .28        N/A
    Net income.................           1.21             1.20              .68              .65              .26        N/A
BALANCE SHEET DATA
     (AT PERIOD END)
Total assets ..................   $  5,043,447   $    4,179,980     $  1,730,922     $    964,171     $    538,354        N/A
Total debt ....................      2,318,156        1,710,124          667,808          444,528          194,642        N/A
Total shareholders' equity ....      2,422,545        2,197,317          865,160          406,531          235,262        N/A
OTHER DATA:
Funds from Operations
     before minority
     interests(1) .............   $    360,148   $      214,396     $     87,616     $     64,475     $     32,723        N/A
Cash distribution declared per
     common share .............   $       1.86   $         1.37     $       1.16     $       1.05     $        .65        N/A
Weighted average
     common shares and units
     outstanding - basic ......    132,429,405      106,835,579       64,684,842       54,182,186       44,997,716        N/A
Weighted average
     common shares and units
     outstanding - diluted ....    140,388,063      110,973,459       65,865,517       54,499,690       45,039,840        N/A
Cash flow provided by
 (used in)
    Operating activities ......   $    277,075   $      211,714     $     77,384     $     65,011     $     21,642   $  2,455
    Investing activities ......       (798,085)      (2,294,428)        (513,038)        (421,406)        (260,666)    (2,379)
    Financing activities ......        564,680        2,123,744          444,315          343,079          265,608    (21,310)

NOTES:

 (1) Funds from Operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income (loss) (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. For a more detailed definition and description of FFO, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Selected Financial Data and the financial statements and notes thereto, appearing in Item 6 and Item 8, respectively, of this report. Historical results and percentage relationships set forth in Selected Financial Data, the Financial Statements and Supplementary Data included in Item 6 and Item 8 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined herein, shall have the meanings ascribed to those terms in Items 1 through 6 of this 10-K.

         This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as "believe", "expect" and "may". Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are set forth in the Company's Current Report on Form 8-K/A dated April 17, 1998 and filed November 24, 1998. Among the factors that might cause such a difference are the following: changes in real estate conditions (including rental rates and competing properties); changes in industries in which the Company's principal tenants compete; changes in the financial condition of existing tenants; the Company's ability to timely lease unoccupied square footage and timely release of occupied square footage upon expiration; the Company's ability to generate revenues sufficient to meet debt service payments and other operating expenses; financing risks, such as the availability of funds sufficient to service existing debt, changes in interest rates associated with its variable rate debt, the availability of equity and debt financing terms acceptable to the Company, the possibility that the Company's outstanding debt (which requires so-called "balloon" payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and the fact that interest rates under the line of credit held by BankBoston ("Credit Facility") and certain of the Company's other financing arrangements may increase; the concentration of a significant percentage of the Company's assets in Texas; the existence of complex regulations relating to the Company's status as a REIT and the adverse consequences of the failure to qualify as such; changes in general economic conditions; risks related to certain ongoing litigation with Station Casinos, Inc. ("Station"); the Company's inability to control the management and operation of its Residential Development Properties, its tenants and the businesses associated with its investment in Refrigerated Storage Properties; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"). Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances.

OFFICE AND RETAIL SEGMENT

         Office and Retail net operating income growth for the year ended December 31, 1998, compared to the year ended December 31, 1997, was approximately 15% for the 16.3 million square feet of office properties owned as of January 1, 1997. For these properties, the average occupancy for the year ended December 31, 1998 was approximately 90%, and the average occupancy for the year ended December 31, 1997 was approximately 85%.

         For the year ended December 31, 1998, leases were executed (all of which have commenced or will commence during the next twelve months) renewing or re-leasing 1.8 million net rentable square feet of office space at a weighted average full-service rental rate (including expense recoveries) and a funds from operations ("FFO") annual net effective rate (calculated as weighted average full-service rental rate minus Company-paid operating expenses) of $20.84 and $13.07 per square foot, respectively, compared to expiring leases with a weighted average full-service rental rate and an FFO annual net effective rate of $17.17 and $9.51 per square foot, a 21% and 37% increase, respectively. Weighted average full-service rental rates represent base rent after giving effect to free rent and scheduled rent increases that would be taken into account under GAAP and including adjustments for the tenant's share of expenses payable by or reimbursed to the Company ("expense recoveries").

         The leases executed for the year ended December 31, 1998, all of which have commenced or will commence during the next twelve months, required tenant improvement and leasing costs of $4.82 and $3.02 per square foot, respectively or $.83 and $.61 per square foot per year, respectively. Tenant improvement and leasing costs in 1998 were approximately 30% and 27%, respectively, lower than 1997. The overall office portfolio was approximately 94% leased (based on executed leases) and 92% leased (based on commenced leases) at December 31, 1998.

HOSPITALITY SEGMENT

         Hotel Property rental income growth, including weighted average base rent and percentage rent for the year ended December 31, 1998, compared to the year ended December 31, 1997, was approximately 9% for the full-service hotel properties and two destination health and fitness resorts owned as of January 1, 1997 (weighted average base rent includes scheduled rent increases that would be taken into account under GAAP).

         For the year ended December 31, 1998, weighted average occupancy, average daily rate and revenue per available room for all Hotel Properties were 76%, $223 and $168 respectively, compared to 76%, $204 and $154, respectively, for the same period of 1997.

RESIDENTIAL DEVELOPMENT SEGMENT

         The Company owns economic interests in five Residential Development Corporations through the Residential Development Property Mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, own interests in 13 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties. Management plans to maintain the Residential Development Segment at its current investment level and reinvest returned capital into projects which it expects to achieve comparable rates of return.

         The Woodlands Land Company, Inc. and The Woodlands Commercial Properties Company, L.P., The Woodlands, Texas. For the year ended December 31, 1998, these entities sold 1,462 lots in The Woodlands with an average sales price of $52,500 per lot and 205 acres of commercial land, compared to 1,250 lots with an average sales price of $46,300 per lot and 34 acres of commercial land, for the same period of 1997.

         Desert Mountain Development Corporation ("Desert Mountain"), Scottsdale, Arizona. For the year ended December 31, 1998, Desert Mountain sold 258 lots with an average sales price of $430,000 per lot (including club memberships), compared to 226 lots with an average sales price of $382,000 per lot (including club memberships), for the same period of 1997. Desert Mountain opened three new villages in the fourth quarter of 1998 with approximately 120 residential lots and, as of year-end, more than 50% of the lots had sold with an average sales price of $600,000.

         Crescent Development Management Corp. ("CDMC"), Beaver Creek, Colorado. For the year ended December 31, 1998, CDMC's sales from its five active projects were 48 residential lots, 27 townhomes, and 638 time share units, compared to 1997 sales from its three active projects of 40 residential lots and 44 condominiums. The Company has recently made a long-term commitment to fund an additional $50 million for new projects in CDMC.

         Mira Vista Development Corp. ("Mira Vista"), Fort Worth, Texas. For the year ended December 31, 1998, Mira Vista sold 79 lots with an average sales price of $111,000 per lot, compared to 67 lots with an average sales price of $95,000 per lot, for the same period of 1997.

         Houston Area Development Corp. ("Houston Area Development"), Houston, Texas. For the year ended December 31, 1998, Houston Area Development sold 181 lots with an average sales price of $25,000 per lot, compared to 214 lots with an average sales price of $27,000 per lot, for the same period of 1997.

REFRIGERATED STORAGE SEGMENT

         Growth in earnings generated from the 380 million cubic feet (15.4 million square feet) of Refrigerated Storage Properties owned as of January 1, 1997 before interest, taxes, depreciation and amortization ("EBITDA") for the Refrigerated Storage Corporations, for the year ended December 31, 1998, compared to the year ended December 31, 1997, was approximately 3.5%. The Company believes that in addition to cash flows and net income, EBITDA is a useful financial performance measurement for assessing the operating performance of the Refrigerated Storage Properties. EBITDA does not represent net income or cash flows from operating, financing and investing activities as defined by GAAP.

BEHAVIORAL HEALTHCARE SEGMENT

         In 1998, the Company received rental payments of $42.8 million from CBHS as required under its lease with CBHS. The Company recognizes rent on a straight-line basis, resulting in a deferred rent receivable balance due from CBHS of approximately $20 million at December 31, 1998. In December 1998, the independent accountants for CBHS, in connection with their audit of the financial statements for the year ended September 30, 1998, issued a modified auditors' report related to the ability of CBHS to continue as a going concern. In October 1998, CBHS hired a new President and Chief Executive Officer (formerly the Vice President of Operations for the Southeast Region of Tenet Healthcare), who announced a set of initiatives to address cost reductions and revenue enhancements for 1999. CBHS has continued to make timely rent payments to the Company for the first five months of CBHS's fiscal year; however, management will continue to evaluate the business, financial condition and results of operations of CBHS in connection with the collectibility of the deferred rent receivable balance.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for the reporting and presentation of comprehensive income and its components (generally, total nonowner changes in equity). As a result of the adoption of SFAS No. 130, comprehensive income has been presented as part of the statement of shareholders' equity. During the year ended December 31, 1998, the Company held securities classified as available-for-sale which had unrealized losses during the period of $5 million. Prior to 1998, the Company's comprehensive income was not material to the Company's financial statements.

         In March 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which provides that internal costs of identifying and acquiring operating property should be expensed as incurred. This pronouncement was effective March 19, 1998, and has had no material impact on the Company's 1998 financial statements.

         Beginning with the fiscal year ended December 31, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997. (See Note 3 of Item 8. Financial Statements and Supplementary Data).

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provided that all derivative instruments should be recognized as either assets or liabilities, depending on the rights or obligations under the contract and that all derivative instruments should be measured at fair value. This pronouncement will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and would not have materially impacted the Company's 1998 financial statements.

                             RESULTS OF OPERATIONS

         The following table sets forth the Company's financial data as a percent of total revenues for the years ended December 31, 1998, 1997 and 1996. See Item 8. Financial Statements and Supplementary Data, Note 3 to the Company's Consolidated Financial Statements for financial information about industry segments.

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       1998          1997           1996
                                                     --------      --------       --------
REVENUES
   Office and retail properties                         80.6%         81.2%         87.2%

   Hotel properties                                      7.7%          8.3%          9.5%

   Behavioral healthcare properties                      7.9%          6.7%         --

   Interest and other income                             3.8%          3.8%          3.3%
                                                       -----         -----         -----

      Total revenues                                   100.0%        100.0%        100.0%
                                                       -----         -----         -----

EXPENSES
   Operating Expenses                                   34.8%         35.5%         35.3%

   Corporate general and administrative                  2.3%          2.9%          2.2%

   Interest expense                                     21.8%         19.3%         20.6%

   Amortization of deferred financing costs              0.9%          0.8%          1.4%

   Depreciation and amortization                        16.9%         16.6%         19.4%

   Write-off costs associated with terminated
        acquisitions                                     2.7%         --            --
                                                       -----         -----         -----

   Total expenses                                       79.4%         75.1%         78.9%
                                                       -----         -----         -----
Operating income                                        20.6%         24.9%         21.1%

OTHER INCOME
   Equity in net income of unconsolidated companies:
       Refrigerated storage corporations                 0.1%          0.3%         --
       Residential development corporations              4.4%          4.2%          1.8%
       Other                                             1.1%          0.8%         --
                                                       -----         -----         -----

   Total other income                                    5.6%          5.3%          1.8%
                                                       -----         -----         -----

INCOME BEFORE MINORITY INTERESTS
AND EXTRAORDINARY ITEM                                  26.2%         30.2%         22.9%

   Minority interests                                   (2.5%)        (4.0%)        (4.5%)
                                                       -----         -----         -----

INCOME BEFORE EXTRAORDINARY ITEM                        23.7%         26.2%         18.4%

   Extraordinary item                                   --            --            (0.6%)
                                                       -----         -----         -----

NET INCOME                                              23.7%         26.2%         17.8%

PREFERRED STOCK DIVIDENDS                               (1.7%)        --            --

FORWARD SHARE PURCHASE
   AGREEMENT RETURN                                     (0.4%)        --            --
                                                       -----         -----         -----

NET INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                                         21.6%         26.2%         17.8%
                                                       =====         =====         =====

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

REVENUES

         Total revenues increased $250.9 million, or 56.1%, to $698.3 million for the year ended December 31, 1998, as compared to $447.4 million for the year ended December 31, 1997.

         The increase in Office and Retail Property revenues of $199.7 million, or 55.0%, compared to 1997 is attributable to:

             o the acquisition of nine Office Properties in 1998, which resulted in $54.7 million of incremental revenues;

             o the acquisition of 26 Office Properties and one Retail Property in 1997, which contributed revenues for a full year in 1998, as compared to a partial year in 1997, resulting in $111.3 million of incremental revenues; and

             o increased revenues of $33.7 million from the 59 Office and Retail Properties acquired prior to January 1, 1997, primarily as a result of rental rate and occupancy increases at these Properties.

         The increase in Hotel Property revenues of $16.1 million, or 43.2%, compared to 1997 is attributable to:

             o the acquisition of one full-service Hotel Property and a golf course in 1998, which resulted in $3.9 million of incremental revenues;

             o the acquisition of two full-service Hotel Properties in 1997, which contributed revenues for a full year in 1998, as compared to a partial year in 1997, resulting in $8.9 million of incremental revenues; and

             o increased revenues of $3.3 million from the six Hotel Properties acquired prior to January 1, 1997, which resulted in an increase in revenues, primarily from an increase in percentage rent.

         The increase in Behavioral Healthcare Property revenues of $25.5 million, or 85.6%, compared to 1997 is primarily attributable to the fact that the Behavioral Healthcare Properties contributed revenues for a full year in 1998 as compared to approximately six months in 1997.

         The increase in interest and other income of $9.7 million, or 57.1%, compared to 1997 is primarily attributable to:

             o    the sale of marketable securities in 1998; and

             o the acquisition of certain notes included in the portfolio acquired from Carter-Crowley in May of 1997 and the extension of loans to COI, also in May of 1997, both of which earned interest for a full year in 1998 as compared to a partial year in 1997, resulting in incremental interest income on these notes receivable.

EXPENSES

         Total expenses increased $218.4 million, or 65.0%, to $554.5 million for the year ended December 31, 1998, as compared to $336.1 million for the year ended December 31, 1997.

         The increase in rental property operating expenses of $84.1 million, or 52.9%, compared to 1997 is attributable to:

             o the acquisition of nine Office Properties in 1998, which resulted in $22.1 million of incremental expenses;

             o the acquisition of 26 Office Properties and one Retail Property in 1997, which incurred expenses for a full year in 1998, as compared to a partial year in 1997, resulting in $52.4 million of incremental expenses; and

             o increased expenses of $9.6 million from the 59 Office and Retail Properties acquired prior to January 1, 1997, primarily as a result of occupancy increases at these Properties.

         The increase in depreciation and amortization expense of $43.7 million, or 58.7%, compared to 1997, is primarily attributable to the acquisitions of Office, Retail, Hotel and the Behavioral Healthcare Properties in 1997 and 1998.

         The increase in interest expense of $65.8 million, or 76.2%, compared to 1997 is primarily attributable to:

             o $21.6 million of interest payable under the Notes due 2002 and Notes due 2007, which were issued in a private offering in September 1997 (the "September 1997 Notes Offering");

             o $6.1 million of interest payable under the Chase Manhattan Note, which was assumed in connection with the acquisition of the Fountain Place Office Property in November 1997;

             o $1.2 million of interest payable on the BankBoston N.A. ("BankBoston") Note, which the Company entered into in August 1997;

             o    $3.0 million of interest payable under the Metropolitan
                  Life Note II, which was assumed in connection with the acquisition of the Energy Centre Office Property in December 1997;

             o    $2.3 million of interest payable under the Metropolitan
                  Life Notes III and IV, which were assumed in connection with the acquisition of the Datran Center Office Property in May 1998;

             o $3.3 million of interest payable under the promissory note payable to Merrill Lynch International issued in conjunction with the termination of the equity swap agreement with Merrill Lynch International on September 30, 1998; and

             o $28.0 million of incremental interest payable due to draws under the Credit Facility and short-term borrowings with BankBoston (average balance outstanding for the year ended December 31, 1998 and 1997 was $728.3 million and $329.8 million, respectively).

         All of these financing arrangements were used to fund investments and working capital.

         The increase in corporate general and administrative expense of $3.4 million, or 26.4%, compared to 1997 is primarily attributable to the incremental costs associated with the operations of the Company as a result of property acquisitions.

         An additional increase in expenses of $18.4 million is attributable to a non-recurring write-off of costs associated with terminated acquisitions.

EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES

         Equity in net income of unconsolidated companies increased $15.6 million, or 65.8%, to $39.3 million for the year ended December 31, 1998, as compared to $23.7 million for the year ended December 31, 1997.

         The increase is primarily attributable to:

             o an increase in equity in net income of the Residential Development Corporations of $12.2 million, or 64.9%, compared to 1997 which is primarily attributable to the investments in The Woodlands Land Company, Inc. in July 1997, and Desert Mountain Development Corporation in August 1997, which resulted in $11.6 million of incremental net income; and

             o an increase in equity in net income of other unconsolidated companies of $4.1 million, or 107.9%, compared to 1997, which is primarily attributable to the investment in The Woodlands Commercial Properties Company, L.P. in July 1997, which resulted in $6.5 million of incremental net income, partially offset by the distributions of $3.1 million received in 1997 from the Company's investment in HBCLP, Inc. (the primary asset of which is the investment in Hudson Bay Partners, L.P., an investment partnership in which the Company holds an effective 95% economic interest).

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

REVENUES

         Total revenues increased $238.5 million, or 114.2%, to $447.4 million for the year ended December 31, 1997, as compared to $208.9 million for the year ended December 31, 1996.

         The increase in Office and Retail Property revenues of $181.1 million, or 99.4%, compared to 1996 is attributable to:

             o the acquisition of 26 Office Properties and one Retail Property during 1997, which resulted in $79.5 million of incremental revenues;

             o the acquisition of 23 Office Properties and four Retail Properties during 1996, which contributed revenues for a full year in 1997, as compared to a partial year in 1996, resulting in $91.6 million of incremental revenues; and

             o increased revenues of $10.0 million from the 32 Office and Retail Properties acquired prior to January 1, 1996, primarily as a result of rental rate increases at these Properties.

         The increase in Hotel Property revenues of $17.5 million, or 88.4%, compared to 1996 is attributable to:

             o the acquisition of two Hotel Properties during 1997, which resulted in $2.1 million of incremental revenues;

             o the acquisition of three Hotel Properties during 1996, which contributed revenues for a full year in 1997, as compared to a partial year in 1996, resulting in $14.5 million of incremental revenues; and

             o increased revenues of $0.9 million from the three Hotel Properties acquired prior to January 1, 1996, which resulted from an increase in percentage rent.

         The increase in Behavioral Healthcare Property revenues of $29.8 million is attributable to the fact that the Behavioral Healthcare Properties were not acquired until June 1997.

         The increase in interest and other income of $10.1 million for the year ended December 31, 1997, or 146.4%, compared to 1996 is primarily attributable to:

             o the acquisition of certain notes included in the Carter-Crowley Portfolio, the extension of loans to COI and to Desert Mountain Properties Limited Partnership ("DMPLP") (in which one of the Residential Development Corporations owns a majority economic interest) and the acquisition of a note receivable secured by a hotel property, all of which occurred in 1997, resulting in incremental interest income on these notes receivable; and

             o the interest earned on available cash from the common share offering completed in April 1997.

EXPENSES

         Total expenses increased $171.3 million, or 103.9%, to $336.1 million for the year ended December 31, 1997, as compared to $164.8 million for the year ended December 31, 1996.

         The increase in rental property operating expenses of $85.1 million, or 115.3%, compared to 1996 is primarily attributable to:

             o the acquisition of 26 Office Properties and one Retail Property during 1997, which resulted in $38.3 million of incremental expenses;

             o the acquisition of 23 Office Properties and four Retail Properties during 1996, which incurred expenses for a full year in 1997, as compared to a partial year in 1996, resulting in $40.8 million of incremental expenses; and

             o increased expenses of $5.5 million from the 32 Office and Retail Properties acquired prior to January 1, 1996, primarily as a result of occupancy increases at these Properties.

         The increase in depreciation and amortization expense of $33.9 million, or 83.7%, compared to 1996 is primarily attributable to the acquisitions of Office and Retail Properties, Hotel Properties and Behavioral Healthcare Properties in 1996 and 1997.

         The increase in interest expense of $43.5 million, or 101.4%, compared to 1996 is attributable to:

             o $6.9 million of interest payable under LaSalle Note III, which was assumed in connection with the acquisition of the Greenway Plaza Portfolio in October 1996;

             o $0.8 million of interest payable to Nomura Asset Capital Corporation under the Nomura Funding VI Note, which was assumed in connection with the acquisition of the Canyon Ranch-Lenox Hotel Property in December 1996;

             o $2.0 million of interest payable under the financing arrangement with Northwestern Mutual Life Insurance Company, which was entered into in December 1996 and is secured by the 301 Congress Avenue Office Property;

             o $1.0 million of interest payable under LaSalle Note II secured by the Funding II properties;

             o $10.0 million of interest payable under various short-term notes with BankBoston, with principal amounts ranging between $150 million and $235 million, which were entered into from June through December 1997;

             o $14.0 million of incremental interest payable due to draws under the Company's Credit Facility (average balance outstanding for the year ended December 31, 1997 and 1996 was $216.8 million and $64.3 million, respectively);

             o $7.7 million of interest payable under the Notes due 2002 and Notes due 2007, which were issued in the September 1997 Notes Offering; and

             o $1.1 million of interest payable under the Chase Manhattan Note, which was assumed in connection with the acquisition of the Fountain Place Office Property in November 1997.

         The increase in corporate general and administrative expense of $8.2 million, or 174.5%, compared to 1996 is primarily attributable to incremental costs associated with the operation of the Company as a result of the acquisition of additional Properties and to incentive compensation paid to the Company's executive officers.

EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES

         Equity in net income of unconsolidated companies increased $19.8 million, or 508%, to $23.7 million for the year ended December 31, 1997, as compared to $3.9 million for the year ended December 31, 1996.

         The increase is primarily attributable to the 1997 investments in:

             o    The Woodlands Land Company, Inc;

             o    Desert Mountain Development Corporation; and

             o    The Woodlands Commercial Properties Company, LP.

                        LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $110.3 million and $66.6 million at December 31, 1998 and December 31, 1997, respectively. This 65.6% increase is attributable to $564.7 million and $277.1 million of cash provided by financing and operating activities, respectively, offset by $798.1 million used in investing activities.

FINANCING ACTIVITIES

         The Company's inflow of cash provided by financing activities of $564.7 million is primarily attributable to:

             o    net borrowings under the Credit Facility of $310.0 million;

             o net proceeds from the February 1998 offering of Series A convertible cumulative preferred shares (the "February 1998 Preferred Offering") of $191.2 million;

             o net proceeds from the June 1998 offering of Series B convertible preferred shares (the "June 1998 Preferred Offering") of $224.8 million;

             o net proceeds from the April 1998 common share offering (the "April 1998 Unit Investment Trust Offering") of $43.9 million; and

             o net borrowings under short-term facilities of $41.8 million.

         The inflow of cash provided by financing activities is partially offset by:

             o distributions paid to common shareholders and unitholders of $220.6 million;

             o distributions paid to preferred shareholders of $11.7 million;

             o    debt financing costs of $9.6 million;

             o capital distributions paid to joint venture partners of $2.9 million; and

             o fees paid related to the extension of the forward share purchase agreement with affiliates of the predecessor of UBS AG of $2.9 million.


OPERATING ACTIVITIES

         The Company's inflow of cash provided by operating activities of $277.1 million is primarily attributable to:

             o    inflows from Property operations of $253.8 million;

             o    inflows from minority interests of $17.6 million;

             o inflows from distributions received in excess of equity in earnings from unconsolidated companies of $9.3 million; and

             o inflows from increases in accounts payable, accrued liabilities and other liabilities of $22.2 million.

         The inflow of cash provided by operating activities is partially offset by increases in other assets and restricted cash and cash equivalents of $25.8 million.

INVESTING ACTIVITIES

         The Company utilized $798.1 million of cash flow, primarily in the following investing activities:

             o $530.8 million for the acquisition of nine Office Properties and one Hotel Property;

             o $68.8 million for recurring and non-recurring tenant improvement and leasing costs for the Office and Retail Properties;

             o $31.3 million for capital expenditures on rental properties primarily attributable to non-recoverable building improvements for the Office and Retail Properties, and replacement of furniture, fixtures and equipment for the Hotel Properties;

             o    $31.9 million for the development of investment properties;

             o $147.2 million for investments in unconsolidated companies, which is primarily attributable to the additional investment in the Refrigerated Storage Partnerships; and

             o $27.3 million attributable to increased notes receivable primarily due to loans to COI.

         The outflow of cash used in investing activities is partially offset by:

             o $35.6 million in return of investment received from the Residential Development Corporations; and

             o $5.8 million inflow from a decrease in escrow deposits held for acquisitions of investment properties.

SHELF REGISTRATION STATEMENT

         On October 29, 1997, the Company filed a shelf registration statement (the "October Shelf Registration Statement") with the SEC for an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the October Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets at such time as it is considered appropriate. As of December 31, 1998, approximately $782.7 million was available under the October Shelf Registration Statement for the issuance of securities.

PREFERRED OFFERINGS

         On February 19, 1998, the Company completed the February 1998 Preferred Offering of 8,000,000 shares of 6 3/4% Series A convertible cumulative preferred shares (the "Series A Preferred Shares") with a liquidation preference of $25 per share. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of .6119 common shares per Series A Preferred Share based on the original offering price), subject to adjustment in certain circumstances. Net proceeds to the Company from the February 1998 Preferred Offering, after underwriting discounts of $8.0 million and other offering costs of approximately $.8 million, were approximately $191.2 million. The net proceeds from the February 1998 Preferred Offering were used to repay borrowings under the Credit Facility. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears commencing on May 15, 1998. The dividend represents an annualized dividend of $1.69 per share, or $.42 per share per quarter.

         On June 30, 1998, the Company completed the June 1998 Preferred Offering of 6,948,734 Series B convertible preferred shares at $32.28 per share (the "Series B Preferred Shares") for aggregate total offering proceeds of approximately $225.0 million to The Prudential Insurance Company of America and certain of its affiliates. The Company used the proceeds from the offering, net of professional fees, of approximately $224.8 million to repay approximately $170.0 million of short-term indebtedness and to make an indirect investment of approximately $55.9 million in five additional Refrigerated Storage Properties. Based on the underwriting fees the Company has typically paid in connection with previous underwritten public offerings, management estimates that if the Series B Preferred Shares had been sold in an underwritten public offering, the Company would have incurred approximately $12 million in underwriting fees and offering costs. In that case, the Company would have been required to sell approximately 372,000 additional shares (based on the $32.38 per share price on the date of the offering) to raise the same amount of net proceeds. On October 7, 1998, the Series B Preferred Shares became convertible at any time, at the option of the holder. On November 30, 1998, upon the election of the holder, the Series B Preferred Shares were converted into 8,400,582 of the Company's common shares at a conversion rate which was calculated by comparing the investment return produced by the common shares of the Company and an investment return of a portfolio of equity REIT's as computed by The National Association of Real Estate Investment Trusts ("NAREIT"). On March 17, 1999, the Company agreed to issue an additional 12,356 common shares to the former holder of the Series B Preferred Shares in settlement of a dispute regarding the calculation of the conversion rate used in the conversion, on November 30, 1998, of the Series B Preferred Shares into the Company's common shares.

COMMON OFFERING

         On April 23, 1998, the Company completed the April 1998 Unit Investment Trust Offering of 1,365,138 common shares at $32.27 per share to Merrill Lynch & Co. Net proceeds to the Company from the April 1998 Unit Investment Trust Offering were approximately $43.9 million. The net proceeds were used to reduce borrowings outstanding under the Credit Facility.

FORWARD SHARE PURCHASE AGREEMENT

         On August 12, 1997, the Company entered into two transactions with affiliates of the predecessor of UBS AG ("UBS"). In one transaction, the Company sold 4,700,000 common shares to UBS for approximately $148 million and received approximately $145 million in net proceeds. In the other transaction, the Company entered into a forward share purchase agreement (the "Forward Share Purchase Agreement") with UBS. On August 11, 1998, the Company paid a fee of approximately $3 million to UBS in connection with the exercise by the Company and UBS of the right to extend the term of the Forward Share Purchase Agreement until August 12, 1999. The Forward Share Purchase Agreement with UBS is not considered a debt instrument.

         Under the Forward Share Purchase Agreement, the Company is committed to settle its obligations under the agreement by purchasing 4,700,000 common shares from UBS by August 12, 1999. The price to be paid by the Company for the 4,700,000 common shares (the "Settlement Price") will be determined on the date the Company settles the Forward Share Purchase Agreement and will be calculated based on the gross proceeds that the Company received from the original issuance of common shares to UBS, plus a forward accretion component equal to 90-day LIBOR plus 75 basis points, minus an adjustment for the Company's distributions paid to UBS. The forward accretion component represents a guaranteed rate of return to UBS.

         The Company may fulfill its settlement obligations under the Forward Share Purchase Agreement in cash or common shares, at its option, at any time on or before August 12, 1999.

         The Company currently intends to fulfill its settlement obligations in cash, which will decrease the Company's liquidity and result in an increase in the Company's net income per common share and net book value per common share. The Company, however, will continue to evaluate its sources of capital and the potential uses of its capital until the time that settlement is required under the Forward Share Purchase Agreement or until such earlier time as it determines to settle the Agreement. The Company is currently evaluating various alternatives that would result in the settlement of the Agreement prior to the expiration date on August 12, 1999.

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

         On a quarterly basis, if the number of common shares previously delivered to UBS is not sufficient to permit UBS to realize the Settlement Price through the sale of such common shares, the Company is obligated to deliver additional common shares to UBS. On November 20, 1998, the Company issued 1,852,162 additional common shares to UBS under the Forward Share Purchase Agreement, as a result of the decline in the market price of the Company's common shares.

         The Company included in the calculation of diluted earnings per share for the year ended December 31, 1998, approximately 395,489 common shares. The Company calculated this number of common shares using the Company's average share price for the year. According to the terms of the Forward Share Purchase Agreement, had the forward share purchase agreement been settled and the closing share price of $23 on December 31, 1998 been used, the Company would have had a contingent obligation to issue approximately 249,555 common shares. In that event, the Company's net income - diluted per common share would have remained unchanged at $1.21 for the year ended December 31, 1998 and the net book value per common share outstanding at December 31, 1998 would have remained unchanged at $17.81. On February 18, 1999, the Company delivered cash collateral of $14,700 in lieu of the issuance of additional common shares, as permitted under the Forward Share Purchase Agreement as a result of a decline in the market price of the common shares. The Company may issue additional common shares in substitution for the cash collateral at any time in the future.

         To the extent that the Company is obligated, as a result of a further decline in the market price of the common shares, to issue additional common shares in the future under the terms of the Forward Share Purchase Agreement, the issuance will result in a reduction of the Company's net income per common share and net book value per common share.

EQUITY SWAP AGREEMENT

         On December 12, 1997, the Company entered into two transactions with Merrill Lynch International ("Merrill Lynch"). In one transaction, pursuant to which the Company obtained additional equity capital through the issuance of common shares, the Company sold 5,375,000 common shares at $38.125 per share to Merrill Lynch for $204.9 million ($199.9 million in net proceeds) (the "Merrill Lynch Offering"). The net proceeds to the Company from the Merrill Lynch Offering were used to repay borrowings under the Credit Facility. In the other transaction, the Company entered into an equity swap agreement (the "Swap Agreement") with Merrill Lynch relating to 5,375,000 common shares (the "Settlement Shares"), pursuant to which Merrill Lynch would sell, as directed by the Company on or before December 12, 1998, a sufficient number of common shares to achieve net sales proceeds equal to the market value of the Settlement Shares on December 12, 1997, plus a forward accretion component, minus an adjustment for the Company's distribution rate.

         On February 20, 1998 and June 25, 1998, the Company issued 525,000 common shares and 759,254 common shares, respectively, to Merrill Lynch, pursuant to the terms of the Swap Agreement, as a result of the decline in market price of the common shares from December 12, 1997, through February 12, 1998 and June 12, 1998, respectively. The issuance of these common shares did not have a material impact on the Company's net income per common share or net book value per common share.

         Effective September 30, 1998, the Company terminated the Swap Agreement with Merrill Lynch. As of that date, the Company repurchased the 6,659,254 common shares that Merrill Lynch held and terminated the additional contingent share obligation provided for under the Swap Agreement by issuing a $209.3 million promissory note (the "Merrill Lynch Note") due December 14, 1998. The Merrill Lynch Note, which provided for interest at the rate of 75 basis points above 30-day LIBOR is secured by a first mortgage lien on the Houston Center mixed-use Property complex. On December 14, 1998, the Company and Merrill Lynch modified the Merrill Lynch Note. In connection with the modification, (i) the Company made a payment of $25 million of principal, (ii) the term of the Merrill Lynch Note was extended to September 14, 1999, and
(iii) the interest rate was increased to an initial rate of 200 basis points above 30-day LIBOR. In connection with this extension, the Company paid an extension fee of $1.8 million.

STATION CASINOS, INC.

         The Company was a party to the Merger Agreement between the Company and Station. Pursuant to the Merger Agreement, Station would have merged with and into the Company in the Merger. On July 27, 1998, Station canceled its joint annual and special meeting of its common and preferred stockholders scheduled for August 4, 1998, at which the common and preferred stockholders were to vote on the Merger. The Company subsequently notified Station that it was exercising its termination rights under the Merger Agreement based on Station's material breaches of the Merger Agreement. Under the Merger Agreement, the Company has the right to terminate the Merger Agreement if a material breach by the other party is not cured within 10 business days after notice. The Company subsequently notified Station that the Merger Agreement had been terminated in accordance with its terms. Station and the Company are currently involved in litigation relating to the Merger Agreement. Each of Station and the Company are seeking damages from the other and declaratory relief. In addition, the action by Station seeks, among other matters, an order of specific performance requiring the Company to purchase $115 million of a class of Station's redeemable preferred stock and damages consisting of compensatory damages (which Station states to be in excess of $400 million).

         The Company intends to pursue its claims against Station and to continue to contest Station's claims vigorously. As with any litigation, it is not possible to predict the resolution of the pending actions. However, the Company believes that the outcome of the pending litigation with Station will not have a material adverse effect on the Company's financial condition or results of operations.

TOWER REALTY TRUST, INC.

         The Company was a party to an Amended and Restated Agreement and Plan of Merger, dated August 11, 1998 (the "Tower Merger Agreement"), among the Company, Tower, Reckson and Metropolitan, a newly formed company owned equally by the Company and Reckson (collectively, the "Buying Entities"), pursuant to which Tower would have merged with and into Metropolitan.

         On November 2, 1998, Tower filed suit against the Buying Entities for declaratory and other relief, including damages of not less than $75 million, arising out of the alleged anticipatory repudiation by the Buying Entities of the Tower Merger Agreement. Tower's lawsuit followed meetings in which representatives of the Buying Entities had questioned, among other things, whether Tower could meet certain conditions to closing. The Buying Entities subsequently advised Tower that they had not terminated the Tower Merger Agreement and considered the Tower Merger Agreement to be in full force and effect, subject to its terms and conditions.

         As of December 8, 1998, Tower, Reckson and Metropolitan entered into a revised agreement and plan of merger (the "Revised Tower Merger Agreement") that superseded the Tower Merger Agreement to which the Company was a party. In connection with the Revised Tower Merger Agreement, the Company made a $10 million capital contribution to Metropolitan in December 1998 and agreed to make an additional $75 million capital contribution to Metropolitan in exchange for a preferred interest. In addition, the Company and Tower entered into mutual releases in which each released the other from all claims relating to the Tower Merger Agreement. Tower's release of the Company provides for the dismissal of Tower's suit against the Buying Entities without prejudice, but the release states that it shall become void and unenforceable if all of the conditions to the funding of the $75 million capital contribution by the Company to Metropolitan have been met, but the Company fails to fully fund its $75 million capital contribution to Metropolitan. The Company's release of Tower states that it shall become void and unenforceable if, but only if, the release from Tower to the Company becomes void and unenforceable.

         The funding by the Company of the additional $75 million capital contribution to Metropolitan and the merger of Tower with Metropolitan are expected to close in the second quarter of 1999.

RIGHTS OFFERING

        On September 4, 1998, in anticipation of repaying the $209.3 million Merrill Lynch Note and consummating the Tower Merger Agreement, both originally scheduled for December 1998, the Company announced a planned rights offering (the "Rights Offering") that would grant the Company's shareholders rights to purchase common shares at an exercise price of $22 per share, in an aggregate amount of approximately $215 million. On December 16, 1998, in view of the Company's reduced need for capital in the near term, primarily as a result of the extension of the Merrill Lynch Note and the execution of the Revised Tower Merger Agreement, the Company elected to cancel the previously announced Rights Offering.

CAPITAL COMMITMENTS

         As of March 26, 1999, the Company has an additional $75 million capital commitment due in the second quarter of 1999 relating to the Revised Tower Merger Agreement. The Company expects to fund this obligation through cash flow provided by operating activities and additional borrowings.

LIQUIDITY REQUIREMENTS

         The Company has approximately $347 million of secured debt expiring in 1999, consisting primarily of two major components. The first component is the $115 million LaSalle Note III maturing in July 1999, which is secured by the Greenway Plaza office complex. Management expects to refinance this debt before maturity and is currently in the application phase with a lender for a 10-year $280 million loan with an interest rate comparable to that of the existing debt. At this level, the replacement debt would be sufficient to repay the existing debt and result in additional loan proceeds of approximately $165 million. The Company currently intends to use the net proceeds to settle the UBS forward share purchase agreement. The second component is the $184 million Merrill Lynch Note maturing in

September 1999, which is secured by the Houston Center mixed-use Property complex and the Four Seasons Hotel in Houston. Based on management's estimate of the value of the Properties securing the Merrill Lynch Note, management believes that it will be able to refinance the Merrill Lynch Note with net proceeds after repayment of the Note in the range of $30 million to $40 million. Management is currently engaged in discussions, but has not entered into an agreement, with any lender. In addition, the Metropolitan Life Notes III and IV, in the aggregate principal amount of approximately $47 million, mature in December 1999. The Company intends to refinance these Notes prior to maturity but does not currently expect to obtain additional loan proceeds in connection with the refinancing.

         The Company expects to meet its other short-term liquidity requirements primarily through cash flow provided by operating activities. The Company believes that cash flow provided by operating activities will be adequate to fund normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring capital expenditures and distributions to shareholders and unitholders, as well as non-recurring capital expenditures, such as tenant improvement and leasing costs related to previously unoccupied space. To the extent that the Company's cash flow from operating activities is not sufficient to finance non-recurring capital expenditures, the Company expects to finance such activities with available cash reserves or, as described above, additional debt financing. The Company also anticipates that it will fund any investments during the next 12 months primarily with additional debt financing.

         The Company expects to meet its long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. As of March 26, 1999, the Company's long-term liquidity requirements consisted primarily of maturities under the Company's fixed and variable rate debt.

         Debt and equity financing alternatives currently available to the Company to satisfy its liquidity requirements and commitments for material capital expenditures include additional proceeds from the refinancing of existing secured and unsecured debt, obtaining additional debt secured by existing investment properties or by investment property acquisitions or developments and issuances of Operating Partnership units or common and/or preferred shares to existing holders or in exchange for contributions of investment properties.

                               REIT QUALIFICATION

         The Company intends to maintain its qualifications as a REIT under the Code. As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 95% of its REIT taxable income to its shareholders.

                          DEBT FINANCING ARRANGEMENTS

         The significant terms of the Company's primary debt financing arrangements are shown below (dollars in thousands):

                                                                 INTEREST
                                                                  RATE                               BALANCE
                                                 MAXIMUM           AT            EXPIRATION       OUTSTANDING AT
               DESCRIPTION                      BORROWINGS      12/31/98           DATE               12/31/98
               -----------                      ----------      ---------        --------------    ---------------
Secured Fixed Rate Debt:
LaSalle Note I(1)                               $  239,000         7.83%         August 2027           $  239,000
LaSalle Note II(2)                                 161,000         7.79           March 2028              161,000
CIGNA Note (3)                                      63,500         7.47         December 2002              63,500
Metropolitan Life Note I(4) (5)                     11,777         8.88         September 2001             11,777
Metropolitan Life Note II(6)                        44,364         6.93         December 2002              44,364
Metropolitan Life Note III(7)                       40,000         7.74         December 1999              40,000
Metropolitan Life Note IV(8)                         6,752         7.11         December 1999               6,752
Northwestern Life Note (9)                          26,000         7.65          January 2003              26,000
Nomura Funding VI Note(5) (10)                       8,586        10.07           July 2020                 8,586
Rigney Promissory Note(11)                             755         8.50           June 2012                   755
                                                ----------      -------                                ----------
     Subtotal/Weighted Average                  $  601,734         7.75%                               $  601,734
                                                ==========      =======                                ==========

Secured Capped Variable Rate Debt:
     LaSalle Note III(5) (12)                   $  115,000         7.20%          July 1999            $  115,000
                                                ==========      =======                                ==========

Secured Variable Rate Debt:
     BankBoston Note(13)                        $  320,000         8.31%        October 2001           $  260,000
     Merrill Lynch Note(14)                        184,299         7.06         September 1999            184,299
     Chase Manhattan Note(15)                       97,123         6.81         September 2001             97,123
                                                ----------      -------                                ----------
          Subtotal/Weighted Average             $  601,422         7.62%                               $  541,422
                                                ==========      =======                                ==========

Unsecured Fixed Rate Debt:
Notes due 2007(16)                              $  250,000         7.50%        September 2007         $  250,000
Notes due 2002(16)                                 150,000         7.00         September 2002            150,000
                                                ----------      -------                                ----------
     Subtotal/Weighted Average                  $  400,000         7.31%                               $  400,000
                                                ==========      =======                                ==========

Unsecured Variable Rate Debt:
Line of Credit(17)                              $  660,000         6.44%          June 2000            $  660,000
                                                ==========      =======                                ==========

TOTAL/WEIGHTED AVERAGE                          $2,378,156         7.24%                               $2,318,156
                                                ==========      =======                                ==========

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

(3)  The note requires payments of interest only during its term. The CIGNA
     Note is secured by the MCI Tower and Denver Marriott City Center properties. The note agreement has no negative covenants. The deed of trust requires the Company to maintain the Properties that secure the note, and requires approval to grant liens, transfer the Properties, or issue new leases.

(4) The note requires monthly payments of principal and interest based on 20-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Metropolitan Note I is secured by five of The Woodlands Office Properties. The note agreement has no negative covenants.

(5) The note was assumed in connection with an acquisition and was not subsequently retired by the Company because of prepayment penalties.

(6) The note requires monthly payments of principal and interest based on a 25-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Metropolitan Life
     Note II is secured by Energy Centre. The note agreement requires the Company to maintain compliance with a number of customary covenants, including maintaining the Property that secures the note and not creating any lien with respect to or otherwise encumbering such Property.

(7) The note requires monthly payment of interest only during its term, and is secured by Datran Center. The note agreement requires compliance with a number of customary covenants including the maintenance of the Property and the limitations on other liens and borrowings. The note is cross-defaulted with the Metropolitan Life Note IV.

(8) The note requires monthly payment of principal and interest based on a 15-year amortization until maturity and is secured by Datran Center. The note agreement requires compliance with a number of customary covenants including the maintenance of the property and the limitations on other liens and borrowings. The note is cross-defaulted with the Metropolitan Life Note III.

(9) The note requires payments of interest only during its term. The Northwestern Life Note is secured by the 301 Congress Avenue Property. The note agreement requires the Company to maintain compliance with a number of customary covenants, including maintaining the Property that secures the note and not creating any lien with respect to or otherwise encumbering such Property.

(10) Under the terms of the note, principal and interest are payable based on a 25-year amortization schedule. Beginning in July 1998, the Company obtained the right to defease the note by purchasing Treasury obligations in an amount sufficient to pay the note without penalty. The Nomura Funding VI Note is secured by Canyon Ranch-Lenox, the Property owned by Funding VI (see Note 1 to Item 8. Financial Statements and Supplementary
     Data). In July of 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty. The note agreement requires Funding VI to maintain compliance with a number of customary covenants, including a debt service coverage ratio for the Property that secures the note, a restriction on the ability to transfer or encumber the Property that secures the note, and covenants related to maintaining its single purpose nature, including restrictions on ownership by Funding VI of assets other than the Property that secures the note, restrictions on the ability to incur indebtedness and make loans, and restrictions on operations.

(11) The note requires quarterly payments of principal and interest based on a 15-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Rigney Promissory
     Note is secured by a parcel of land owned by the Company and located across from an Office Property. The note agreement has no negative covenants.

(12) The note bears interest at the rate for 30-day LIBOR plus a weighted average rate of 2.135% (subject to a rate cap of 10%), and requires payments of interest only during its term. The LaSalle Note III is secured by the Properties owned by Funding III, IV, and V (see Note 1 to Item 8. Financial Statements and Supplementary Data). The note agreement prohibits Fundings III, IV and V from engaging in certain activities, including using the Properties securing the note in certain ways, imposing any restrictions, agreements or covenants that run with the land upon the Properties securing the note, incurring additional indebtedness (except as specifically permitted in the note agreement), canceling or releasing a material claim or debt owed to it, or distributing funds derived from operation of the Properties securing the note (except as specifically permitted in the note agreement).

(13) This note requires payments of interest only during its term. The note bears interest at the Company's election of Base Rate plus 100 basis points or Eurodollar plus 325 basis points. The note is secured by a first lien on 3333 Lee Parkway, Frost Bank Plaza, BP Plaza, Central Park Plaza, Bank One Tower, Washington Harbour and Greenway I and IA Office Properties. The term loan requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. On February 10, 1999, this loan was increased to $320 million based on the inclusion of the Addison and Reverchon Plaza Office Properties in the pool of Properties securing this note.

(14) On December 14, 1998, the Company and Merrill Lynch modified the note. In connection with the modification, the Company made a payment of $25 million of principal on December 14, 1998, the term was extended to September 14, 1999 and the interest rate was increased to an initial rate of 200 basis points above the 30-day LIBOR rate. In connection with this extension, the Company paid an extension fee of $1.8 million.

(15) The note bears interest at the rate of LIBOR plus 175 basis points and requires payment of interest only during its term. The Chase Manhattan
     Note is secured by Fountain Place. The note agreement requires that the Company maintain compliance with customary covenants including maintaining the Property that secures the note.

(16) The notes are unsecured and require payments of interest only during their terms. The interest rates on the notes were subject to temporary increase by 50 basis points in the event that a registered offer to exchange the notes for the notes of the Company with terms identical in all material respects to the notes is not consummated or a shelf registration statement with respect to the resale of the notes is not declared effective by the Commission on or before March 21, 1998. The interest rates on the notes were increased by 50 basis points temporarily (until July 2, 1998), because the exchange offer was not completed by March 21, 1998. The interest rates on the notes were also permanently increased (on July 28, 1998) by 37.5 basis points due to a lower than investment grade rating (as defined in the notes) by specified rating agencies. The indenture requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios and debt service coverage ratios, limitations on the incurrence of additional indebtedness and maintaining the Company's Properties.

(17) The Credit Facility is unsecured with an interest rate of the Eurodollar rate plus 137 basis points. In connection with the refinancing of a BankBoston term note, the Company used $90 million of the net proceeds of the refinancing to purchase a 12% participation interest from BankBoston in the $750 million Credit Facility. As a result, the Company's borrowing capacity under the Credit Facility is limited to $660 million. The Credit Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and minimum net worth requirement. See Note 6 of Item 8. Financial Statements and Supplementary Data for a more detailed description of the Credit Facility.

         The combined aggregate principal amounts, either at maturity or in the form of scheduled principal installments due pursuant to borrowings under the Credit Facility and other indebtedness of the Company, are as follows:

                                                                 (In Thousands)
               1999.....................................              $347,302
               2000.....................................               661,351
               2001.....................................               369,181
               2002.....................................               215,655
               2003.....................................                72,201
               Thereafter...............................               652,466

         The Company's policy with regard to the incurrence and maintenance of debt is based on a review and analysis of investment opportunities for which capital is required and the cost of debt in relation to such investment opportunities, the type of debt available (secured or unsecured), the effect of additional debt on existing coverage ratios and the maturity of the proposed debt in relation to maturities of existing debt.

         The Company's debt service coverage ratio for both the three months and the year ended December 31, 1998 was approximately 3.1, compared to approximately 3.5 for the three months and the year ended December 31, 1997. Debt service coverage for the particular period is generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The most restrictive debt service coverage ratio the Company is required to maintain as stipulated by the Company's debt arrangements and calculated as described above is 1.5. In addition, the Company's Credit Facility requires a debt service coverage ratio (which is calculated in a different manner) of 2.5. Under this calculation, the Company's debt service coverage ratio is 3.5.

                             FUNDS FROM OPERATIONS

         FFO, based on the definition adopted by the Board of Governors of the NAREIT and as used herein, means net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance of an equity REIT. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income),
(ii) is not necessarily indicative of cash flow available to fund cash needs, and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the years ended December 31, 1998 and 1997 were $220.6 and $140.8 million, respectively. An increase in FFO does not necessarily result in an increase in aggregate distributions because the Company's Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary in order to enable the Company to maintain REIT status. However, the Company must distribute 95% of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders and unitholders although not necessarily on a proportionate basis. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net income (loss) and cash flows as reported in the consolidated financial statements and notes thereto. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REITs because these REITs may not apply the definition of FFO in the same manner as the Company.

                      STATEMENTS OF FUNDS FROM OPERATIONS
                             (dollars in thousands)

                                                                                      Year Ended December 31,
                                                                                  --------------------------------
                                                                                     1998                1997
                                                                                     ----                ----
Income before minority interest                                                    $   183,210         $   135,024

Adjustments:
     Depreciation and amortization of real estate assets                               115,678              72,503
      Write-off of costs associated with terminated acquisitions                        18,435                   -
      Adjustment for investments in real estate mortgages
        and equity of unconsolidated companies                                          56,024               8,303
      Minority interest in joint ventures                                               (1,499)             (1,434)
      Preferred stock dividends                                                        (11,700)                  -
                                                                                   -----------         -----------

Funds from operations                                                              $   360,148         $   214,396
                                                                                   ===========         ===========

Investment Segments:
  Office and Retail Segment                                                        $   325,442         $   204,243
  Hospitality Segment                                                                   52,375              36,439
  Behavioral Healthcare Segment                                                         55,295              29,789
  Refrigerated Storage Segment                                                          28,626               2,200
  Residential Development Segment                                                       58,892              25,623
  Corporate general & administrative                                                   (16,264)            (12,858)
  Interest expense                                                                    (152,214)            (86,441)
  Preferred stock dividends                                                            (11,700)                  -
  Other(1)                                                                              19,696              15,401
                                                                                   -----------         -----------

Funds from operations                                                              $   360,148         $   214,396
                                                                                   ===========         ===========

--------------------------
(1) Includes interest and other income less depreciation and amortization of non-real assets and amortization of deferred financing costs.

          RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
                            BY OPERATING ACTIVITIES
                             (dollars in thousands)

                                                                Year Ended December 31,
                                                               ------------------------
                                                                  1998        1997
                                                                  ----        ----
Funds from operations                                            360,148     214,396

Adjustments:
  Depreciation and amortization of non-real estate assets          1,631       1,235
  Write-off of costs associated with terminated acquisitions     (18,435)       --
  Amortization of deferred financing costs                         6,486       3,499
  Minority interest in joint ventures profit and depreciation
      and amortization                                             2,272       2,122
  Adjustment for investments in real estate mortgages
      and equity of unconsolidated companies                     (56,024)     (8,303)
  Change in deferred rent receivable                             (34,047)    (23,371)
  Change in current assets and liabilities                        (6,138)     34,500
  Equity in earnings in excess of distributions received from
      unconsolidated companies                                      --       (12,536)
  Distributions received in excess of equity in earnings from
      unconsolidated companies                                     9,308        --
  Preferred Stock Dividends                                       11,700        --
  Non-cash compensation                                              174         172
                                                                --------    --------

Net cash provided by operating activities                        277,075     211,714
                                                                ========    ========

                HISTORICAL RECURRING OFFICE AND RETAIL PROPERTY
           CAPITAL EXPENDITURES, TENANT IMPROVEMENT AND LEASING COSTS

         The following table sets forth annual and per square foot recurring capital expenditures (excluding those expenditures which are recoverable from tenants) and tenant improvement and leasing costs for the years ended December 31, 1998, 1997 and 1996, attributable to signed leases, all of which have commenced or will commence during the next twelve months (i.e., the renewal or replacement tenant began or will begin to pay rent) for the Office and Retail Properties consolidated in the Company's financial statements during each of the periods presented. Tenant improvement and leasing costs for signed leases during a particular period do not equal the cash paid for tenant improvement and leasing costs during such period due to timing of payments.

                                                   1998         1997         1996
                                               -----------  ----------   ----------
CAPITAL EXPENDITURES:
  Capital Expenditures (in thousands) ......   $    5,107   $    3,310   $    1,214
  Per square foot ..........................   $      .16   $      .15   $      .07
TENANT IMPROVEMENT AND LEASING COSTS:(1)
  Replacement Tenant Square Feet ...........      850,325      584,116      390,945
  Renewal Tenant Square Feet ...............      923,854    1,001,653      248,603
  Tenant Improvement Costs (in thousands)...   $    8,552   $   10,958   $    6,263
  Per square foot leased ...................   $     4.82   $     6.91   $     9.79
  Tenant Leasing Costs (in thousands) ......   $    5,358   $    6,601   $    2,877
  Per square foot leased ...................   $     3.02   $     4.16   $     4.50
  Total (in thousands) .....................   $   13,910   $   17,559   $    9,140
        Total per square foot ..............   $     7.84   $    11.07   $    14.29
        Average lease term .................    5.4 years    6.4 years    6.0 years
        Total per square foot per year .....   $     1.44   $     1.73   $     2.38


(1) Excludes leasing activity for leases that have less than a one-year term (i.e., storage and temporary space).

         Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to be made in the Company's Property portfolio. The Company maintains an active preventive maintenance program in order to minimize required capital improvements. In addition, capital improvement costs are recoverable from tenants in many instances.

         Tenant improvement and leasing costs also may fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease (renewal or replacement tenant), the involvement of external leasing agents and overall competitive market conditions. Management believes that future recurring tenant improvements and leasing costs for the Company's existing Office Properties will approximate on average for "renewal tenants" $6.00 to $8.00 per square foot, or $1.20 to $1.60 per square foot per year based on an average five-year lease term, and, on average for "replacement tenants," $12.00 to $14.00 per square foot, or $2.40 to $2.80 per square foot per year based on an average five-year lease term.

                              YEAR 2000 COMPLIANCE

         The year 2000 issue relates to whether computer systems will properly recognize date-sensitive information to allow accurate processing of transactions and data relating to the year 2000 and beyond. In addition, the year 2000 issue relates to whether non-Information Technology ("IT") systems that depend on embedded computer technology will recognize the year 2000. Systems that do not properly recognize such information could generate erroneous information or fail.

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

         The Company is in the process of conducting such comprehensive review of all mission-critical IT systems, such as in-house accounting and property management systems, network operating systems, telecommunication systems and desktop software systems, and determining whether they are year 2000 compliant. The Company believes that such review is approximately 75% completed, and it is expected that the review will be completed on or before June 30, 1999. In addition, as a result of the Company's normal upgrade and replacement process, most network and desktop equipment currently meets the requirements for year 2000 compliance. Although the initial assessment and testing is not yet complete, the Company has not identified any significant problem areas and it believes that the mission-critical systems,

AS/400 and accounting system, local network servers, WAN equipment and the majority of desktop PC's are compliant, or can be made compliant with minor software upgrades.

         For non-IT systems, the Company is also in the process of conducting such comprehensive review of computer hardware and software in mechanical systems and developing a program to repair or replace non-IT systems that are not year 2000 compliant. The Company has identified substantially all of the non-IT systems and is considering the use of an outside specialist company to assist in identifying any year 2000 exposure relating to these systems. While the process was recently commenced, it is expected that the assessment and remediation plan should be completed on or before June 30, 1999. The Company's non-IT systems or embedded technology are primarily property-related and include escalator and elevator service, building automation (e.g., energy management and HVAC systems), security access systems, fire and life safety systems.

         The Company believes that the greatest exposure lies with third parties, such as its tenants, vendors, financial institutions and the Company's transfer agent and unaffiliated joint venture partners. The Company depends on its tenants for rents and cash flows, its financial institutions for availability of cash, its transfer agent to maintain and track investor information, its vendors for day-to-day services and its unaffiliated joint venture partners for operations and management of certain of the Company's Properties. If any of these third parties are unable to meet their obligations to the Company because of the year 2000 problem, such a failure may have a material adverse effect on the financial condition or results of operations of the Company. Although the Company is in the process of working with such third parties in order to attempt to eliminate its year 2000 concerns, the cost and timing of the third party year 2000 compliance is not within the Company's control, and no assurance can be given with respect to the cost and timing of such efforts or the potential effects of any failure to comply.

         The majority of the work performed to date has been performed by employees of the Company without significant additional costs to the Company. Although the full extent of any year 2000 exposure has not been finalized and the total cost to specifically remediate IT and non-IT systems has not fully been quantified, the Company currently estimates that the total cost to repair and replace IT and non-IT systems that are not year 2000 compliant (not including costs associated with the Company's normal upgrade and replacement process) will be approximately $1.2 million. Management does not believe that such estimated total cost will have a material adverse effect on the Company's financial condition or results of operations given current vendor estimates for complete remediation for non-IT systems.

         The Company currently believes that it will have performed all year 2000 compliance testing and completed its remedial measures on its IT and non-IT systems on or before October 31, 1999. Based on the progress the Company has made in addressing the Company's year 2000 issues and its plan and timeline to complete its compliance program, at this time, the Company does not foresee significant risks associated with the Company's year 2000 compliance. Management does not believe that the year 2000 issue will pose significant problems to its IT or non-IT systems, or that resolution of any potential problems with respect to these systems will have a material adverse effect on the Company's financial condition or results of operations. Management believes that the year 2000 risks to the Company's financial condition or results of operation associated with a failure of non-IT systems is immaterial, due to the fact that each of the Company's Properties has, for the most part, separate non-IT systems. Accordingly, a year 2000 problem that is experienced at one Property generally should have no effect on the other Company Properties. In addition, management believes that the Company has sufficient time to correct those system problems within its control before the year 2000. Because the Company's major source of income is rental payments under long-term leases, a failure of the Company's mission-critical IT systems is not expected to have a material adverse effect on the Company's financial condition or results of operations. Even if the Company were to experience problems with its IT systems, the payment of rent under the leases would not be excused. In addition, the Company expects to correct those IT system problems within its control before the year 2000, thereby minimizing or avoiding the increased cost of correcting problems after the fact.

         Because the Company is still evaluating the status of its systems and those of third parties with which it conducts business, the Company has not yet developed a comprehensive contingency plan, and it is very difficult to identify "the most reasonably likely worst-case scenario" at this time. As the Company identifies significant risks related to the Company's year 2000 compliance, or if the Company's year 2000 compliance program's progress deviates substantially from the anticipated timeline, the Company will develop appropriate contingency plans.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's use of financial instruments, such as debt instruments and its Forward Share Purchase Agreement with UBS, subject the Company to market risk which may affect the Company's future earnings and cash flows as well as the fair value of its assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. The Company manages its market risk by attempting to match anticipated inflow of cash from its operating, investing and financing activities with anticipated outflow of cash to fund debt payments, distributions to shareholders, investments, capital expenditures and other cash requirements. The Company does not enter into financial instruments for trading purposes.

         The following discussion of market risk is based solely on hypothetical changes in interest rates related to its variable rate debt and the Forward Share Purchase Agreement and in the market price of the Company's common shares as such changes relate to the Forward Share Purchase Agreement. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.

INTEREST RATE RISK

         The Company's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable rate debt. The Company generally does not use financial instruments to hedge interest rate risk. The Company had total outstanding debt of approximately $2.3 billion at December 31, 1998, of which approximately $1.3 billion or 56.8%, was variable rate debt. The weighted average interest rate on such variable rate debt was 7.0% as of December 31, 1998. A 10% (70 basis point) increase in the weighted average interest rate on such variable rate debt would result in a decrease in net income and cash flows of approximately $9.1 million based on the variable rate debt outstanding as of December 31, 1998, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (70 basis point) decrease in the weighted average interest rate on such variable rate debt would result in an increase in net income and cash flows of approximately $9.1 million based on the variable rate debt outstanding as of December 31, 1998, as a result of the decreased interest expense associated with the change in rate.

         In addition, the Company's settlement obligations under the Forward Share Purchase Agreement with UBS, as described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Share Purchase Agreement, are subject to interest rate risk, specifically changes in the 90-day LIBOR rate.

         The Company has the option to settle the Forward Share Purchase Agreement in common shares or cash. The information in this paragraph assumes a settlement in common shares. If the 90-day LIBOR rate remains unchanged from December 31, 1998, and assuming no change from the $23 per share closing price of the common shares on December 31, 1998 and no change in the fourth quarter dividend rate, the Company would issue an additional 139,988 common shares pursuant to the Forward Share Purchase Agreement by the final settlement date of August 11, 1999. If the 90-day LIBOR rate increases by 10% (51 basis points) from the 90-day LIBOR rate on December 31, 1998, and assuming no change from the $23 per share closing price of the common shares on December 31, 1998 and no change in the fourth quarter dividend rate, the Company would issue 167,899 common shares by the final settlement date of August 12, 1999. If the 90-day LIBOR rate decreases by 10% (51 basis points) from the 90-day LIBOR rate on December 31, 1998, and assuming no change from the $23 per share closing price of the common shares on December 31, 1998 and no change in the fourth quarter dividend rate, the Company would issue 112,076 common shares by the final settlement date of August 12, 1999. The issuance of common shares under the terms of the Forward Share Purchase Agreement will result in a reduction of the Company's net income per common share and net book value per common share.

         The Company also has the option to settle the Forward Share Purchase Agreement in cash rather than common shares, which will reduce cash flow. If the Company elects to settle the Forward Share Purchase Agreement in cash on the final settlement date of August 12, 1999, and assuming the 90-day LIBOR rate and quarterly dividend rate remain unchanged from December 31, 1998, the Company will pay $149.8 million to UBS to settle the Forward Share Purchase Agreement. If the 90-day LIBOR rate increases by 10%, the settlement amount will increase by approximately $.5 million. Conversely, if the 90-day LIBOR rate decreases by 10%, the settlement amount will decrease by approximately $.5 million. Settlement of the Forward Share Purchase Agreement in cash will reduce cash flows.

         The Company includes the Forward Share Purchase Agreement return on the Forward Share Purchase Agreement, which is based on the 90-day LIBOR rate, to arrive at net income available to common shareholders. If the 90-day LIBOR rate remains unchanged from December 31, 1998, the Forward Share Purchase Agreement return through settlement at August 12, 1999 would be approximately $6 million. A 10% increase in the 90-day LIBOR rate from December 31, 1998 would increase the return through settlement at August 12, 1999 by approximately $.5 million. Conversely, if the 90-day LIBOR rate decreases by 10%, the return through settlement at August 12, 1999 would decrease by approximately $.5 million. An increase in the Forward Share Purchase Agreement return will result in a decrease in net income available to common shareholders and net income per common share, and a decrease in the Forward Share Purchase Agreement return will result in an increase in net income available to common shareholders and net income per common share.

MARKET PRICE RISK

         The Forward Share Purchase Agreement is subject to market rate risk because changes in the closing share price for the Company's common shares affect the Company's settlement obligation. If the market price of the common shares decreases by 10% from the $23 per share closing price of the common shares on December 31, 1998, and assuming no change in the 90-day LIBOR rate from the rate at December 31, 1998, the Company will issue an additional 935,782 common shares by the final settlement date of August 12, 1999. If the market price of the common shares increases by 10% from the $23 per share closing price of the common shares of December 31, 1998, and assuming no change in the 90-day LIBOR rate from December 31, 1998, UBS will return to the Company 511,117 common shares by the final settlement date of August 12, 1999. The issuance of additional common shares under the terms of the Forward Share Purchase Agreement will result in the reduction of the Company's net income per common share and net book value per common share. A change in the market price will not affect the amount required to be paid to settle the Forward Share Purchase Agreement in cash.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                  PAGE

Report of Independent Public Accountants.....................................................................      57

Consolidated  Balance Sheets of Crescent Real Estate Equities Company (successor to Crescent
Real Estate Equities,  Inc.) at December 31, 1998 and 1997...................................................      58

Consolidated  Statements  of  Operations  of Crescent  Real Estate  Equities  Company  (successor
to Crescent  Real Estate Equities, Inc.) for the years ended December 31, 1998, 1997 and 1996................      59

Consolidated  Statements of  Shareholders'  Equity of Crescent  Real Estate  Equities  Company
(successor to Crescent Real Estate Equities, Inc.) for the years ended
December 31, 1998, 1997 and 1996.............................................................................      60

Consolidated  Statements  of Cash Flows of Crescent  Real  Estate  Equities  Company  (successor
to  Crescent  Real Estate Equities, Inc.) for the years ended December 31, 1998, 1997 and 1996...............      61

Notes to Financial Statements................................................................................      62

Schedule III Consolidated Real Estate Investments and Accumulated Depreciation ..............................      87


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Trust Managers of Crescent Real Estate Equities Company:

We have audited the accompanying consolidated balance sheets of Crescent Real Estate Equities Company and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crescent Real Estate Equities Company and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                               ARTHUR ANDERSEN LLP


Dallas, Texas,
February 17, 1999 (except with respect to the matters discussed in Note 14, as to which the date is March 19, 1999)

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                (NOTES 1 AND 2)


                                                                                 DECEMBER 31,
                                                                         ----------------------------
                                                                             1998             1997
                                                                             ----             ----
ASSETS:
 Investments in real estate:
   Land                                                                  $   400,690      $   353,374
   Land held for development or sale                                          95,282           94,954
   Building and improvements                                               3,569,774        2,923,097
   Furniture, fixtures and equipment                                          63,626           51,705
   Less -  accumulated depreciation                                         (387,457)        (278,194)
                                                                         -----------      -----------
             Net investment in real estate                                 3,741,915        3,144,936

   Cash and cash equivalents                                                 110,292           66,622
   Restricted cash and cash equivalents                                       46,841           41,528
   Accounts receivable, net                                                   32,730           30,179
   Deferred rent receivable                                                   73,635           39,588
   Investments in real estate mortgages and equity
       of unconsolidated companies                                           743,516          601,770
   Notes receivable, net                                                     183,974          156,676
   Other assets, net                                                         110,544           98,681
                                                                         -----------      -----------
               Total assets                                              $ 5,043,447      $ 4,179,980
                                                                         ===========      ===========


LIABILITIES:
   Borrowings under Credit Facility                                      $   660,000      $   350,000
   Notes payable                                                           1,658,156        1,360,124
   Accounts payable, accrued expenses and other liabilities                  149,444          127,258
                                                                         -----------      -----------
              Total liabilities                                            2,467,600        1,837,382
                                                                         -----------      -----------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
  Operating partnership, 6,545,528 and 6,397,072 units,
       respectively                                                          126,575          117,103
  Investment joint ventures                                                   26,727           28,178
                                                                         -----------      -----------
              Total minority interests                                       153,302          145,281
                                                                         -----------      -----------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par value, authorized 100,000,000 shares:
   6 3/4% Series A Convertible Cumulative Preferred Shares,
      8,000,000 shares issued and outstanding at December 31, 1998           200,000                -
  Common stock, $.01 par value, authorized 250,000,000 shares,
      124,555,447 and 117,977,907 shares issued and outstanding
      at December 31, 1998 and 1997, respectively                              1,245            1,179
   Additional paid-in capital                                              2,336,621        2,253,928
   Deferred compensation on restricted shares                                    (88)            (283)
   Retained deficit                                                         (110,196)         (57,507)
   Accumulated other comprehensive income                                     (5,037)               -
                                                                         -----------      -----------
              Total shareholders' equity                                   2,422,545        2,197,317
                                                                         -----------      -----------
              Total liabilities and shareholders' equity                 $ 5,043,447      $ 4,179,980
                                                                         ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS,EXCEPT PER SHARE DATA)
                                (NOTES 1 AND 2)


                                                          For the year ended December 31,
                                                     ---------------------------------------

                                                       1998            1997          1996
                                                       ----            ----          ----
REVENUES:
    Office and retail properties                     $ 563,005      $ 363,324      $ 182,198
    Hotel properties                                    53,355         37,270         19,805
    Behavioral healthcare properties                    55,295         29,789             --
    Interest and other income                           26,688         16,990          6,858
                                                     ---------      ---------      ---------
      Total revenues                                   698,343        447,373        208,861
                                                     ---------      ---------      ---------

EXPENSES:
    Real estate taxes                                   75,076         44,154         20,606
    Repairs and maintenance                             41,160         27,783         12,292
    Other rental property operating                    126,733         86,931         40,915
    Corporate general and administrative                16,264         12,858          4,674
    Interest expense                                   152,214         86,441         42,926
    Amortization of deferred financing costs             6,486          3,499          2,812
    Depreciation and amortization                      118,082         74,426         40,535
    Write-off of costs associated with terminated
      acquisitions                                      18,435             --             --
                                                     ---------      ---------      ---------

      Total expenses                                   554,450        336,092        164,760
                                                     ---------      ---------      ---------

      Operating income                                 143,893        111,281         44,101

OTHER INCOME:
    Equity in net income of unconsolidated
        companies                                       39,317         23,743          3,850
                                                     ---------      ---------      ---------

INCOME BEFORE MINORITY INTERESTS
    AND EXTRAORDINARY ITEM                             183,210        135,024         47,951

    Minority interests                                 (17,610)       (17,683)        (9,510)
                                                     ---------      ---------      ---------

INCOME BEFORE EXTRAORDINARY ITEM                       165,600        117,341         38,441
    Extraordinary item                                      --             --         (1,306)
                                                     ---------      ---------      ---------

NET INCOME                                             165,600        117,341         37,135

PREFERRED STOCK DIVIDENDS                              (11,700)            --             --

FORWARD SHARE PURCHASE AGREEMENT
    RETURN                                              (3,316)            --             --
                                                     ---------      ---------      ---------

NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                     $ 150,584      $ 117,341      $  37,135
                                                     =========      =========      =========

BASIC EARNINGS PER SHARE DATA:
    Income before extraordinary item                 $    1.26      $    1.25      $    0.72
    Extraordinary item                                      --             --          (0.02)
                                                     ---------      ---------      ---------

    Net income                                       $    1.26      $    1.25      $    0.70
                                                     =========      =========      =========

DILUTED EARNINGS PER SHARE DATA:
    Income before extraordinary item                 $    1.21      $    1.20      $    0.70
    Extraordinary item                                      --             --          (0.02)
                                                     ---------      ---------      ---------

    Net income                                       $    1.21      $    1.20      $    0.68
                                                     =========      =========      =========



                 The accompanying notes are an integral part of
                          these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                            CONSOLIDATED STATEMENTS
                            OF SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)
                               (NOTES 1,2 AND 10)




                                                                        Preferred Stock                Common Stock
                                                            ---------------------------------- ---------------------------------
                                                                  Shares         Net Value       Shares          Par Value
                                                                  ------         ---------       ------          ---------

   SHAREHOLDERS' EQUITY, December 31, 1995                  $          --               --    $  23,523,547    $         236

   Common Share Offerings                                              --               --       11,950,000              119

   Issuance of Common Shares                                           --               --          599,794                6

   Issuance of Common Shares in Exchange for
      Operating Partnership Units                                      --               --           53,789               --

   Exercise of Common Share Options                                    --               --           19,250               --

   Amortization of Deferred Compensation                               --               --               --               --

   Dividends Paid                                                      --               --               --               --

   Net Income                                                          --               --               --               --
                                                            -------------    -------------    -------------    -------------

   SHAREHOLDERS' EQUITY, December 31, 1996                             --               --       36,146,380              361

   Common Share Offerings                                              --               --       45,076,185              451

   Issuance of Common Shares                                           --               --          341,112                3

   Issuance of Restricted Shares                                       --               --              181               --

   Common Share Dividend - 2 for 1 Split                               --               --       36,162,095              362

   Issuance of Common Shares in Exchange for
      Operating Partnership Units                                      --               --          133,412                1

   Exercise of Common Share Options                                    --               --          118,542                1

   Amortization of Deferred Compensation                               --               --               --               --

   Crescent Operating, Inc. share distribution                         --               --               --               --

   Dividends Paid                                                      --               --               --               --

   Net Income                                                          --               --               --               --
                                                            -------------    -------------    -------------    -------------

SHAREHOLDERS' EQUITY, December 31, 1997                                --               --      117,977,907            1,179

   Issuance of common shares                                           --               --        2,651,732               27

   Issuance of preferred shares                                14,948,734          425,000               --               --

   Exercise of common share options                                    --               --           52,164               --

   Cancellation of restricted shares                                   --               --           (6,638)              --

   Amortization of deferred compensation                               --               --               --               --

   Issuance of common shares in exchange for Operating
      Partnership units                                                --               --          286,792                3

   Settlement of equity swap agreement                                 --               --       (6,659,254)             (67)

   Preferred share conversion                                  (6,948,734)        (225,000)       8,400,582               84

   Forward share purchase agreement                                    --               --        1,852,162               19

   Dividends paid                                                      --               --               --               --

   Net income available to common shareholders - diluted               --               --               --               --

   Unrealized loss on available-for-sale securities                    --               --               --               --

                                                            -------------    -------------    -------------    -------------

SHAREHOLDERS' EQUITY, December 31, 1998                     $   8,000,000    $     200,000      124,555,447    $       1,245
                                                            =============    =============    =============    =============


                                                                              Deferred
                                                              Additional    Compensation       Retained
                                                               Paid-in      on Restricted       Earning
                                                               Capital          Shares         (Deficit
                                                               -------          ------         --------

   SHAREHOLDERS' EQUITY, December 31, 1995                  $   423,530    $      (455)   $   (16,780)

   Common Share Offerings                                       456,214             --             --

   Issuance of Common Shares                                     25,014             --             --

   Issuance of Common Shares in Exchange for
      Operating Partnership Units                                   856             --             --

   Exercise of Common Share Options                                 110             --             --

   Amortization of Deferred Compensation                             --             91             --

   Dividends Paid                                                    --             --        (60,916)

   Net Income                                                        --             --         37,135
                                                            -----------    -----------    -----------

   SHAREHOLDERS' EQUITY, December 31, 1996                      905,724           (364)       (40,561)

   Common Share Offerings                                     1,317,873             --             --

   Issuance of Common Shares                                     28,245             --             --

   Issuance of Restricted Shares                                     10            (10)            --

   Common Share Dividend - 2 for 1 Split                           (362)            --             --

   Issuance of Common Shares in Exchange for
      Operating Partnership Units                                 1,017             --             --

   Exercise of Common Share Options                               1,421             --             --

   Amortization of Deferred Compensation                             --             91             --

   Crescent Operating, Inc. share distribution                       --             --        (10,474)

   Dividends Paid                                                    --             --       (123,813)

   Net Income                                                        --             --        117,341
                                                            -----------    -----------    -----------

SHAREHOLDERS' EQUITY, December 31, 1997                       2,253,928           (283)       (57,507)

   Issuance of common shares                                     62,072             --            687

   Issuance of preferred shares                                  (9,000)            --             --

   Exercise of common share options                                 725             --             --

   Cancellation of restricted shares                               (100)           100             --

   Amortization of deferred compensation                             --             95             --

   Issuance of common shares in exchange for Operating
      Partnership units                                           4,846             --             --

   Settlement of equity swap agreement                         (200,766)            --         (8,466)

   Preferred share conversion                                   224,916             --             --

   Forward share purchase agreement                                  --             --             --

   Dividends paid                                                    --             --       (198,810)

   Net income available to common shareholders - diluted             --             --        153,900

   Unrealized loss on available-for-sale securities                  --             --             --
                                                            -----------    -----------    -----------
SHAREHOLDERS' EQUITY, December 31,1998                      $ 2,336,621    $       (88)   $  (110,196)
                                                            ===========    ===========    ===========


                                                              Accumulated
                                                                 Other
                                                             Comprehensive
                                                                Income         Total
                                                                ------         -----

   SHAREHOLDERS' EQUITY, December 31, 1995                  $        --    $   406,531

   Common Share Offerings                                            --        456,333

   Issuance of Common Shares                                         --         25,020

   Issuance of Common Shares in Exchange for
      Operating Partnership Units                                    --            856

   Exercise of Common Share Options                                  --            110

   Amortization of Deferred Compensation                             --             91

   Dividends Paid                                                    --        (60,916)

   Net Income                                                        --         37,135
                                                            -----------    -----------

   SHAREHOLDERS' EQUITY, December 31, 1996                           --        865,160

   Common Share Offerings                                            --      1,318,324

   Issuance of Common Shares                                         --         28,248

   Issuance of Restricted Shares                                     --             --

   Common Share Dividend - 2 for 1 Split                             --             --

   Issuance of Common Shares in Exchange for
      Operating Partnership Units                                    --          1,018

   Exercise of Common Share Options                                  --          1,422

   Amortization of Deferred Compensation                             --             91

   Crescent Operating, Inc. share distribution                       --        (10,474)

   Dividends Paid                                                    --       (123,813)

   Net Income                                                        --        117,341
                                                            -----------    -----------

SHAREHOLDERS' EQUITY, December 31, 1997                              --      2,197,317

   Issuance of common shares                                         --         62,786

   Issuance of preferred shares                                      --        416,000

   Exercise of common share options                                  --            725

   Cancellation of restricted shares                                 --             --

   Amortization of deferred compensation                             --             95

   Issuance of common shares in exchange for Operating
      Partnership units                                              --          4,849

   Settlement of equity swap agreement                               --       (209,299)

   Preferred share conversion                                        --             --

   Forward share purchase agreement                                  --             19

   Dividends paid                                                    --       (198,810)

   Net income available to common shareholders - diluted             --        153,900

   Unrealized loss on available-for-sale securities              (5,037)        (5,037)
                                                            -----------    -----------
SHAREHOLDERS' EQUITY, December 31,1998                      $    (5,037)   $ 2,422,545
                                                            ===========    ===========




  The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                (NOTES 1 AND 2)


                                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------------------
                                                                                1998               1997                 1996
                                                                                ----               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $   165,600         $   117,341         $    37,135
   Adjustments to reconcile net income to
       net cash provided by operating activities:
           Depreciation and amortization                                        124,568              77,925              43,347
           Extraordinary item                                                        --                  --               1,306
           Minority interests                                                    17,610              17,683               9,510
           Non-cash compensation                                                    174                 172                 111
           Distributions received in excess of equity in earnings
              from unconsolidated companies                                       9,308                  --                  --
           Equity in earnings net of distributions received
              from unconsolidated companies                                          --             (12,536)               (322)
           Increase in accounts receivable                                       (2,551)            (14,850)             (8,324)
           Increase in deferred rent receivable                                 (34,047)            (23,371)             (6,210)
           Increase in other assets                                             (22,612)            (29,029)               (388)
           Increase in restricted cash and cash equivalents                      (3,161)               (417)            (15,537)
           Increase in accounts payable, accrued expenses
              and other liabilities                                              22,186              78,796              16,756
                                                                            -----------         -----------         -----------
              Net cash provided by operating activities                         277,075             211,714              77,384
                                                                            -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of investment properties                                        (530,807)         (1,523,735)           (460,113)
   Development of investment properties                                         (31,875)             (9,012)                 --
   Capital expenditures - rental properties                                     (31,339)            (22,005)             (2,380)
   Tenant improvement and leasing costs - rental properties                     (68,779)            (53,886)            (20,052)
   (Increase) decrease in restricted cash and cash equivalents                   (2,152)             (4,229)                842
   Investment in unconsolidated companies                                      (147,208)           (278,001)             (3,900)
   Investment in residential development corporations                            35,613            (270,174)            (16,657)
   Increase in notes receivable                                                 (27,298)           (127,786)            (10,918)
   Decrease (increase) in escrow deposits - acquisition of
          investment properties                                                   5,760              (5,600)                140
                                                                            -----------         -----------         -----------
              Net cash used in investing activities                            (798,085)         (2,294,428)           (513,038)
                                                                            -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt financing costs                                                          (9,567)            (12,132)             (7,081)
   Borrowings under Credit Facility                                             672,150           1,171,000             191,500
   Payments under Credit Facility                                              (362,150)           (861,000)           (171,500)
   Debt proceeds                                                                418,100           1,127,596             152,755
   Debt payments                                                               (376,301)           (493,203)            (92,254)
   Capital distributions - joint venture partner                                 (2,951)             (2,522)            (14,505)
   Capital contributions - joint venture partner                                     --                  --                 750
   Net proceeds from common share offerings                                      40,992           1,345,291             456,333
   Proceeds from exercise of common share options                                   725               1,422                 110
   Net proceeds from preferred share offerings                                  416,000                  --                  --
   Issuance of Operating Partnership units                                           --                  --               1,574
   Distribution of Crescent Operating, Inc. shares to
     unitholders of Operating Partnership and shareholders
     of Crescent Equities                                                            --             (11,907)                 --
   Preferred dividends                                                          (11,700)                 --                  --
   Dividends and unitholder distributions                                      (220,618)           (140,801)            (73,367)
                                                                            -----------         -----------         -----------
               Net cash provided by financing activities                        564,680           2,123,744             444,315
                                                                            -----------         -----------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                            43,670              41,030               8,661
CASH AND CASH EQUIVALENTS,
   Beginning of period                                                           66,622              25,592              16,931
                                                                            -----------         -----------         -----------
CASH AND CASH EQUIVALENTS,
   End of period                                                            $   110,292         $    66,622         $    25,592
                                                                            ===========         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Company ("Crescent Equities") operates as a real estate investment trust for federal income tax purposes (a "REIT"), and, together with its subsidiaries, is a fully integrated real estate company. The Company, as defined below, provides management, leasing, and development services with respect to certain of its properties. Crescent Equities is a Texas real estate investment trust, which became the successor to Crescent Real Estate Equities, Inc., a Maryland corporation (the "Predecessor Corporation"), on December 31, 1996, through the merger of the Predecessor Corporation with CRE Limited Partner, Inc., a Delaware corporation, into Crescent Equities. The direct and indirect subsidiaries of Crescent Equities include Crescent Real Estate Equities Limited Partnership (the "Operating Partnership"); Crescent Real Estate Equities, Ltd. (the "General Partner"), which is the sole general partner of the Operating Partnership; seven single purpose limited partnerships (formed for the purpose of obtaining securitized debt) in which the Operating Partnership owns substantially all of the economic interests directly or indirectly, with the remaining interests owned indirectly by Crescent Equities through seven separate corporations, each of which is a wholly owned subsidiary of the General Partner and a general partner of one of the seven limited partnerships. The term "Company" includes, unless the context otherwise requires, Crescent Equities, the Predecessor Corporation, the Operating Partnership, the General Partner and the other direct and indirect subsidiaries of Crescent Equities.

         As of December 31, 1998, the Company directly or indirectly owned a portfolio of real estate assets (the "Properties"). The Properties include 89 office properties (collectively referred to as the "Office Properties") located primarily in 17 metropolitan submarkets in Texas with an aggregate of approximately 31.8 million net rentable square feet, seven retail properties (collectively referred to as the "Retail Properties") with an aggregate of approximately 0.8 million net rentable square feet, seven full-service hotels (collectively referred to as the "Hotel Properties") with a total of 2,257 rooms and two destination health and fitness resorts that can accommodate up to 462 guests daily, real estate mortgages and non-voting common stock representing interests ranging from 40% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, own interests in 13 residential development properties (collectively referred to as the "Residential Development Properties"), and 89 behavioral healthcare properties (collectively referred to as the "Behavioral Healthcare Properties"). In addition, the Company owned an indirect 38% interest in three partnerships (collectively referred to as the "Refrigerated Storage Partnerships") each of which owned one or more corporations or limited liability companies (collectively referred to as the "Refrigerated Storage Corporations") which, as of December 31, 1998, directly or indirectly owned or operated approximately 101 refrigerated storage properties (collectively referred to as the "Refrigerated Storage Properties") with an aggregate of approximately 530.1 million cubic feet (21.4 million square feet). The Company also has a 42.5% partnership interest in a partnership, the primary holdings of which consist of a 364-room executive conference center and general partner interests, ranging from one to 50%, in additional office, retail, multi-family and industrial properties.

         Crescent Equities owns its assets and carries on its operations and other activities through the Operating Partnership and its other subsidiaries.

         The following table sets forth, by subsidiary, the Properties such subsidiaries own as of December 31, 1998:

Operating Partnership:     62 Office Properties, six Hotel Properties and five Retail Properties

Crescent Real Estate       The Aberdeen, The Avallon, Caltex House, The Citadel, The Crescent Atrium,
Funding I, L.P.:           The Crescent Office Towers, Regency Plaza One, UPR Plaza and Waterside Commons
("Funding I")

Crescent Real Estate       Albuquerque Plaza,  Barton Oaks Plaza One,  Briargate Office and Research Center,  Hyatt Regency
Funding II, L.P.:          Beaver Creek, MacArthur Center I & II, Ptarmigan Place, Stanford Corporate Centre, Two Renaissance Square
("Funding II")             and 12404 Park Central

Crescent Real Estate       Greenway Plaza Portfolio(1)
Funding III, IV and V, L.P.:
("Funding III, IV and V")

Crescent Real Estate       Canyon Ranch-Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate       Behavioral Healthcare Properties
Funding VII, L.P.:
("Funding VII")

----------
(1) Funding III owns the Greenway Plaza Portfolio, except for the central heated and chilled water plant building and Coastal Tower Office Property, both located within Greenway Plaza, which are owned by Funding IV and Funding V, respectively.

BASIS OF PRESENTATION

         The accompanying consolidated financial statements of the Company include all direct and indirect subsidiary entities. The equity interests in those direct and indirect subsidiaries the Company does not own are reflected as minority interests. All significant intercompany balances and transactions have been eliminated.

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

     Buildings and Improvements                    5 to 40 years
     Tenant Improvements                           Terms of leases
     Furniture, Fixtures and Equipment             3 to 10 years

An impairment loss is recognized, on a property by property basis, when expected undiscounted cash flows are less than the carrying value of the asset. In cases where the Company does not expect to recover its carrying costs, the Company reduces its carrying costs to fair value. No such reductions have occurred to date.

CONCENTRATION OF REAL ESTATE INVESTMENTS

         The majority of the Company's Office and Retail Properties are in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of December 31, 1998, these Office and Retail Properties together represented approximately 72% of the Company's total net rentable square feet in the Office and Retail Segment. The Dallas/Fort Worth Office and Retail properties accounted for approximately 39% of that amount, and the Houston Office and Retail Properties accounted for the remaining approximate 33%. As a result of the geographic concentration, the operations of the Company could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

RESTRICTED CASH AND CASH EQUIVALENTS

         Restricted cash includes escrows established pursuant to certain mortgage financing arrangements for real estate taxes, insurance, security deposits, ground lease expenditures, capital expenditures and monthly interest carrying costs paid in arrears.

OTHER ASSETS

         Other assets consist principally of leasing costs and deferred financing costs. Leasing costs are amortized on a straight-line basis during the terms of the respective leases, and unamortized lease costs are written off upon early termination of lease agreements. Deferred financing costs are amortized on a straight-line basis over the terms of the respective loans.

DEFERRED COMPENSATION ON RESTRICTED SHARES

         Deferred compensation on restricted shares relates to the issuance of restricted shares to employees of the Company. Such restricted shares are amortized to expense during the applicable vesting period.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company entered into a forward share purchase agreement with Union Bank of Switzerland ("UBS") and an equity swap agreement with Merrill Lynch International ("Merrill Lynch") as further discussed in Note 10, Shareholders' Equity.

         Effective September 30, 1998, the Company terminated the equity swap agreement with Merrill Lynch. As of that date, the Company repurchased the 6,659,254 common shares Merrill Lynch held and terminated the additional contingent share obligation provided for under that agreement by issuing a $209,299 promissory note due December 14, 1998, which was subsequently extended to September 14, 1999, following a principal payment of $25,000 on December 14, 1998.

         On August 11, 1998, the Company and UBS exercised the right to extend the term of the forward share purchase agreement between the Company and UBS until August 12, 1999.

         At December 31, 1998, the Company had a contingent obligation to deliver approximately an additional 207,471 common shares to UBS under the forward share purchase agreement calculated using the Company's average share price for the quarter.

         The carrying values of cash and cash equivalents and short-term investments are reasonable estimates of their fair values because of the short maturities of these instruments. The fair value of notes receivable, which approximates carrying value, is estimated based on year-end interest rates for receivables of comparable maturity. Notes payable and borrowings under the Company's line of credit ("Credit Facility") have aggregate carrying values which approximate their estimated fair values based upon the current interest rates for debt with similar terms and remaining maturities, without considering the adequacy of the underlying collateral. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1998 and 1997.

REVENUE RECOGNITION


         OFFICE & RETAIL PROPERTIES The Company, as a lessor, has retained substantially all of the risks and benefits of ownership of the Office and Retail Properties and accounts for its leases as operating leases. Income on leases, which includes scheduled increases in rental rates during the lease term and/or abated rent payments for various periods following the tenant's lease commencement date, is recognized on a straight-line basis. Deferred rent receivable represents the excess of rental revenue recognized on a straight-line basis over cash received pursuant to the applicable lease provisions.

         HOTEL PROPERTIES The Company cannot, consistent with its status as a REIT, operate the Hotel Properties directly. It has leased all of the Hotel Properties except The Omni Austin Hotel to subsidiaries of Crescent Operating, Inc. ("COI") pursuant to eight separate leases (See Note 12, Formation and Capitalization of COI). As of January 1, 1999, the Omni Austin Hotel has been leased under a separate lease to HCD Austin Corporation, an unrelated third party. The leases provide for the payment by the lessee of the Hotel Property of
(i) base rent, with periodic rent increases if applicable, (ii) percentage rent based on a percentage of gross receipts or gross room revenues, as applicable, above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount for certain Hotel Properties. Base rental income under these leases is recognized on a straight-line basis over the terms of the respective leases. Percentage rental income is recognized on an accrual basis.

         BEHAVIORAL HEALTHCARE PROPERTIES The Company has leased the Behavioral Healthcare Properties to Charter Behavioral Health Systems, LLC ("CBHS") under a triple-net lease. The lease requires the payment of annual minimum rent in the amount of approximately $43,800 for the period ending June 16, 1999, increasing in each subsequent year during the remaining 10-year term at a 5% compounded annual rate. The Company recognizes the rent on a straight-line basis, resulting in a deferred rent receivable balance due from CBHS of approximately $20,000 at December 31, 1998. In December 1998, the independent accountants for CBHS, in connection with their audit of the financial statements for the year ended September 30, 1998, issued a modified auditors' report related to the ability of CBHS to continue as a going concern. In October 1998, CBHS hired a new President and Chief Executive Officer (formerly the Vice President of Operations for the Southeast Region of Tenet Healthcare), who announced a set of initiatives to address cost reductions and revenue enhancements for 1999. CBHS has continued to make timely rent payments to the Company for the first five months of CBHS's fiscal year; however, management will continue to evaluate the business, financial condition and results of operations of CBHS in connection with the collectibility of the deferred rent receivable balance.

INCOME TAXES

         The ongoing operations of the Properties generally will not be subject to federal income taxes as long as the Company maintains its REIT status. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes such taxable income to its shareholders and complies with certain requirements (including distribution of at least 95% of its REIT taxable income). As a REIT, the Company is allowed to reduce REIT taxable income by all or a portion of its distributions to shareholders. Because distributions have exceeded REIT taxable income, no federal income tax provision (benefit) has been reflected in the accompanying consolidated financial statements. State income taxes are not significant.

EARNINGS PER SHARE

         Beginning with the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"), which supersedes APB No. 15 for periods ending after December 15, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. Primary EPS is replaced by Basic EPS, and Fully Diluted EPS is replaced by Diluted EPS. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.


                                                          For the year ended December 31,
                                ---------------------------------------   -------------------------------------
                                                 1998                                    1997
                                ---------------------------------------   -------------------------------------
                                              Wtd. Avg.      Per Share                   Wtd. Avg.   Per Share
                                   Income      Shares         Amount        Income        Shares       Amount
Basic EPS -
Net income available            $ 150,584       119,443     $    1.26     $ 117,341        93,709     $    1.25
   to common shareholders                                   =========                                 =========

Effect of dilutive
securities:
   Share and unit options              --         3,903                          --         4,138
   Preferred shares                    --         3,478                          --            --
   Equity swap agreement               --           183                          --            --
   Forward share
    purchase agreement              3,316           395                          --            --
                                ---------     ---------                   ---------     ---------
Diluted EPS -
Net income available
   to common shareholders       $ 153,900       127,402     $    1.21     $ 117,341        97,847     $    1.20
                                =========     =========     =========     =========     =========     =========



                                ---------------------------------------
                                                  1996
                                ---------------------------------------
                                                Wtd. Avg.  Per Share
                                   Income        Shares     Amount

Basic EPS -
Net income available            $  37,135        53,282     $    0.70
   to common shareholders                                   =========

Effect of dilutive
securities:
   Share and unit options              --         1,181
   Preferred shares                    --            --
   Equity swap agreement               --            --
   Forward share
    purchase agreement                 --            --
                                ---------     ---------
Diluted EPS -
Net income available
   to common shareholders       $  37,135        54,463     $    0.68
                                =========     =========     =========



STATEMENTS OF CASH FLOWS

         For purposes of the statements of cash flows, all highly liquid investments purchased with an original maturity of 90 days or less are included in cash and cash equivalents.

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                 For the year ended December 31,
                                                               -----------------------------------
                                                                 1998         1997        1996
                                                                 ----         ----        ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                                  $145,603     $ 78,980     $ 42,488

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Mortgage notes assumed in property acquisitions                $ 46,934     $ 97,923     $142,799
Minority interest - joint venture capital                            --           --       31,985
Conversion of operating partnership units to common
   shares with resulting reduction in minority interest
   and increases in common shares and additional
   paid-in capital                                                4,849        1,018          856
Issuance of operating partnership units in conjunction
   with investments and settlement of an obligation              19,972           --       52,236
Issuance of common shares in conjunction with
   investments                                                   21,000        1,200       25,000
Issuance of restricted common shares                                 --           10           --
Two-for-one common share dividend                                    --          362           --
Debt incurred in conjunction with termination of equity
   swap agreement                                               184,299           --           --
Unrealized loss on available-for-sale securities                  5,037           --           --
Guaranteed return on forward share purchase
   agreement return                                               3,316           --           --


ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

          On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components (generally, total nonowner changes in equity). As a result of the adoption of SFAS No. 130, comprehensive income has been presented as part of the statement of shareholders' equity. During the year ended December 31, 1998, the Company held securities classified as available-for-sale which had unrealized losses during the period of $5,037. Prior to 1998, the Company's comprehensive income was not material to the Company's financial statements.

         In March 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which provides that internal costs of identifying and acquiring operating property should be expensed as incurred. This pronouncement was effective March 19, 1998, and had no material impact on the Company's 1998 financial statements.

         Beginning with the fiscal year ended December 31, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997 (See Note 3, Segment Reporting).

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and would not have materially impacted the Company's 1998 financial statements.

3.       SEGMENT REPORTING

         The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" for the year ended December 31, 1998. The Company currently has five major operating segments: the Office and Retail Segment; the Hospitality Segment; the Refrigerated Storage Segment; the Residential Development Segment and the Behavioral Healthcare Segment. Therefore, operating segments for SFAS No. 131 were determined on the same basis. Management organizes the segments within the Company based on property type for making operating decisions and assessing performance.

         The Company uses Funds from Operations ("FFO") as the measure of segment profit or loss. FFO, based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income (loss) (determined in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance of an equity REIT, and therefore for the operating segments contained therein. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REITs because these REITs may not apply the definition of FFO in the same manner as the Company.

     Selected financial information related to each segment for the years ended December 31, 1998, 1997, 1996 is presented below.


                                                                        YEAR ENDED             YEAR ENDED             YEAR ENDED
                                                                    -----------------      -----------------      -----------------
                                                                    DECEMBER 31, 1998      DECEMBER 31, 1997      DECEMBER 31, 1996
                                                                    -----------------      -----------------      -----------------

REVENUES:
     Office and Retail Segment                                      $         563,005      $         363,324      $         182,198
     Hospitality Segment                                                       53,355                 37,270                 19,805
     Behavioral Healthcare Segment                                             55,295                 29,789                     --
     Refrigerated Storage Segment                                                  --                     --                     --
     Residential Development Segment                                               --                     --                     --
     Corporate and other                                                       26,688                 16,990                  6,858
                                                                    -----------------      -----------------      -----------------
     TOTAL CONSOLIDATED REVENUE                                     $         698,343      $         447,373      $         208,861
                                                                    =================      =================      =================

FUNDS FROM OPERATIONS:
     Office and Retail Segment                                      $         325,442      $         204,243      $         106,819
     Hospitality Segment                                                       52,375                 36,439                 19,479
     Behavioral Healthcare Segment                                             55,295                 29,789                     --
     Refrigerated Storage Segment                                              28,626                  2,200                     --
     Residential Development Segment                                           58,892                 25,623                  5,707
     Corporate and other adjustments
         Interest expense                                                    (152,214)               (86,441)               (42,926)
         Preferred dividends                                                  (11,700)                    --                     --
         Interest and other income                                             19,696                 15,401                  3,211
         Corporate G & A                                                      (16,264)               (12,858)                (4,674)
                                                                    -----------------      -----------------      -----------------
     TOTAL FUNDS FROM OPERATIONS:                                   $         360,148      $         214,396      $          87,616
                                                                    -----------------      -----------------      -----------------

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO
CONSOLIDATED NET INCOME:
      Depreciation and amortization of real estate assets           $        (115,678)     $         (72,503)     $         (39,290)
      Write-off costs associated with terminated acquisitions                 (18,435)                    --                     --
      Minority interests in joint ventures                                      1,499                  1,434                  1,482
      Adjustment for investments in real estate mortgages
          and equity of unconsolidated companies                              (56,024)                (8,303)                (1,857)
      Preferred share dividends                                                11,700                     --                     --
                                                                    -----------------      -----------------      -----------------
CONSOLIDATED NET INCOME BEFORE MINORITY INTEREST AND
      EXTRAORDINARY ITEM                                            $         183,210      $         135,024      $          47,951
                                                                    =================      =================      =================


EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES:
      Office and Retail Segment                                     $              --      $              --      $              --
      Hospitality Segment                                                          --                     --                     --
      Behavioral Healthcare Segment                                                --                     --                     --
      Refrigerated Storage Segment                                                512                  1,200                     --
      Residential Development Segment                                          30,979                 18,771                  3,850
      Corporate and other                                                       7,826                  3,772                     --
                                                                    -----------------      -----------------      -----------------
      TOTAL EQUITY IN NET INCOME OF UNCONSOLIDATED
      COMPANIES                                                     $          39,317      $          23,743      $           3,850
                                                                    =================      =================      =================

IDENTIFIABLE ASSETS:
      Office and Retail Segment                                     $       3,214,208      $       2,651,877      $       1,341,252
      Hospitality Segment                                                     453,583                363,424                262,885
      Behavioral Healthcare Segment                                           386,434                384,796                     --
      Refrigerated Storage Segment                                            277,856                153,994                     --
      Residential Development Segment                                         289,615                317,950                 37,069
      Corporate and other                                                     421,751                307,939                 89,716
                                                                    -----------------      -----------------      -----------------
      TOTAL IDENTIFIABLE ASSETS                                     $       5,043,447      $       4,179,980      $       1,730,922
                                                                    =================      =================      =================

         COI and CBHS are the largest single lessees of the Company in terms of total rental revenues derived through their leases. Total rental revenues from each of COI and CBHS for the year ended December 31, 1998 were 8% of the Company's total rental revenues. COI was the sole lessee of the Hotel Properties for the year ended December 31, 1998, and CBHS was the sole lessee of the Behavioral Healthcare Properties during that period. No other lessee individually accounted for more than 4% of the respective segment revenues.


4. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

        The following is a summary of the Company's ownership in significant unconsolidated companies:


                                                                                           COMPANY'S OWNERSHIP
                   ENTITY                                CLASSIFICATIONS                 AS OF DECEMBER 31, 1998
---------------------------------------------- ------------------------------------ -----------------------------------
Desert Mountain Development Corporation        Residential Development Corporation                95%(1)
Houston Area Development Corp.                 Residential Development Corporation                94%(1)
The Woodlands Land Company, Inc.               Residential Development Corporation                95%(1)
Crescent Development Management Corp.          Residential Development Corporation                90%(1)
Mira Vista Development Corp.                   Residential Development Corporation                94%(1)
Crescent CS Holdings Corp.                             Crescent Subsidiary                        95%(2)
Crescent CS Holdings II Corp.                          Crescent Subsidiary                        95%(2)
The Woodlands Commercial
    Properties Company, L.P.                 Other (various commercial properties)              42.5%
Main Street Partners, L.P.                    Other (office property - Bank One                   50%
                                                             Center)


---------------------

(1) See Item 2. Residential Development Properties and the Residential Development Properties Table included in that section for the Residential Development Corporation's ownership interest in Residential Development Properties.

(2) The Crescent Subsidiaries have a 40% interest in three partnerships each of which owns one or more corporations or limited liability companies. Accordingly, each of the Crescent Subsidiaries has an indirect 40% interest in the Refrigerated Storage Properties.

The Company reports its share of income and losses based on its ownership interest in the respective equity investments. The following summarized information for all unconsolidated companies has been presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Refrigerated Storage Corporations," and "Other," as applicable, as of December 31, 1998.

BALANCE SHEETS AT DECEMBER 31, 1998:


                                             RESIDENTIAL      REFRIGERATED
                                             DEVELOPMENT        STORAGE
                                             CORPORATIONS     CORPORATIONS        OTHER
                                             ------------     ------------     ------------

Real estate, net                             $    623,106     $  1,308,059     $    475,322
Cash                                               25,849           14,219           31,582
Other assets                                      156,782          420,934           86,641
                                             ------------     ------------     ------------
     Total Assets                            $    805,737     $  1,743,212     $    593,545
                                             ============     ============     ============

Notes payable                                $    295,998     $    617,166     $    258,000
Notes payable to the Company                      164,578               --           12,085
Other liabilities                                 131,874          396,836           42,192
Equity                                            213,287          729,210          281,268
----------------------------------------     ------------     ------------     ------------

     Total Liabilities and Equity            $    805,737     $  1,743,212     $    593,545
                                             ============     ============     ============

Company's investments in real estate
    mortgages and equity of uncon-
    solidated companies                      $    289,615     $    277,856     $    176,045
                                             ============     ============     ============




          SUMMARY STATEMENTS OF OPERATIONS:


                                                              FOR THE YEAR ENDED
                                                              DECEMBER 31, 1998
                                               ----------------------------------------------
                                                RESIDENTIAL     REFRIGERATED
                                               DEVELOPMENT        STORAGE
                                               CORPORATIONS     CORPORATIONS        OTHER
                                               ------------     ------------     ------------

Total revenues ...........................     $    360,191     $    567,867     $     82,473
Total expenses ...........................          307,546          559,013           66,118
                                               ------------     ------------     ------------
Net income ...............................     $     52,645     $      8,854     $     16,355
                                               ============     ============     ============

Company's equity in net income
   of unconsolidated companies ...........     $     30,979     $        512     $      7,826
                                               ============     ============     ============


5.  OTHER ASSETS, NET:

     Other assets, net consist of the following:



                                              December 31,
                                        ------------------------
                                           1998           1997
                                        ---------      ---------

Leasing costs .....................     $  76,385      $  56,740
Deferred financing costs ..........        35,655         26,088
Escrow deposits ...................            50          5,810
Prepaid expenses ..................         2,829          3,451
Other .............................        44,144         36,453
                                        ---------      ---------
                                          159,063        128,542
Less - Accumulated amortization ...       (48,519)       (29,861)
                                        ---------      ---------
                                        $ 110,544      $  98,681
                                        =========      =========

6.   NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:



The following is a summary of the Company's debt financing at December 31,                        December 31,
1998 and 1997:                                                                             -------------------------

                                                                                            1998                1997
                                                                                           -----                ----
SECURED DEBT

BankBoston Term Note due October 30, 2001, bears interest at Eurodollar plus 325 basis points or Base Rate plus 100 basis points (at December 31, 1998, the rate was 8.31% based on Eurodollar) with a three-year interest-only term secured by
Greenway I and IA, BP Plaza, Washington Harbour, Bank One Tower, Frost Bank
Plaza, Central Park Plaza and 3333 Lee Parkway Office Properties with a combined
book value of $374,679..........................................................          $ 260,000(1)                --

LaSalle Note I bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a
25-year amortization schedule through maturity in August 2027(2), secured by the
Funding I Properties with a combined book value of $305,959.....................            239,000              239,000

Merrill Lynch Promissory Note due September 14, 1999(3), bears interest at
30-day LIBOR plus 200 basis points (at December 31, 1998, the rate was 7.06%)
with an interest-only term, secured by the Houston Center mixed-use Property
complex with a book value of $271,479...........................................            184,299                   --

LaSalle Note II bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028(4), secured by the Funding
II Properties with a combined book value of $308,828............................            161,000              161,000

LaSalle Note III due July 1999, bears interest at 30-day LIBOR plus a weighted average rate of 2.135% (at December 31, 1998 the rate was 7.20%, subject to a rate cap of 10%) with an interest-only term, secured by the Funding III, IV and
V Properties with a combined book value of $242,096.............................            115,000              115,000

Chase Manhattan Note due September 30, 2001, bears interest at 30-day LIBOR plus an average rate of 1.75% (at December 31, 1998, the rate was 6.81%) with an interest-only term, secured by the Fountain Place Office Property with a book
value of $112,927...............................................................             97,123               97,123

CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City Center
Hotel Property with a combined book value of $99,050............................             63,500               63,500

Metropolitan Life Note II due December 2002, bears interest at 6.93% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Energy Centre Office Property with a book value of
$74,389.........................................................................             44,364               45,000

Metropolitan Life Note III due December 1999, bears interest at 7.74% with an interest-only term, secured by the Datran Center Office Property with a book
value of $70,076................................................................             40,000                   --

Northwestern Note due January 2003, bears interest at 7.65% with an interest-only term, secured by the 301 Congress Avenue Office Property with a
book value of $45,607...........................................................             26,000               26,000



Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule, secured by five of The Woodlands Office Properties with a combined
book value of $18,051...........................................................             11,777               12,109

Nomura Funding VI Note bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through July 2020(5),
secured by the Funding VI property with a book value of $33,799.................              8,586                8,692

Metropolitan Life Note IV due December 1999, bears interest at 7.11% with monthly principal and interest payments based on a 15-year amortization schedule, secured by the Datran Center Office Property with a book value of
$70,076.........................................................................              6,752                   --

Rigney Note due June 2012, bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization schedule, secured by a parcel
of land with a book value of $16,885............................................                755                  800


UNSECURED DEBT

Line of Credit with BankBoston, N.A. ("BankBoston") ("Credit Facility") (see
description of Credit Facility below)...........................................            660,000              350,000

BankBoston Term Note due March 1998, bears interest at Eurodollar rate Plus 120
basis points (at December 31, 1997, the rate was 7.14%).........................                 --               91,900

BankBoston Term Note due August 1998, bears interest at Eurodollar rate plus 120
basis points (at December 31, 1997, the rate was 7.14%).........................                 --              100,000

2007 Notes bear interest at a fixed rate of 7.50% with a ten-year interest-only
term, due September 2007(6).....................................................            250,000              250,000

2002 Notes bear interest at a fixed rate of 7.00% with a five-year interest-only
term, due September 2002(6).....................................................            150,000              150,000
                                                                                        -----------          -----------

Total Notes Payable                                                                     $ 2,318,156          $ 1,710,124
                                                                                        ===========          ===========


------------------------------------------------
(1) On February 10, 1999, this term note was increased to $320,000 based on the inclusion of the Addison and Reverchon Plaza Office Properties in the pool of Properties securing this term note.

(2) In August 2007, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,000.

(3) On December 14, 1998, the Company and Merrill Lynch modified the note. In connection with the modification, the Company made a payment of $25,000 of principal on December 14, 1998, the term of the note was extended to September 14, 1999, and the interest rate was increased to an initial rate of 200 basis points above the 30-day LIBOR rate. In connection with this extension, the Company paid an extension rate fee of $1,800.

(4) In March 2006, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,000.

(5) The Company has the option to defease the note by purchasing Treasury obligations in an amount sufficient to pay the note without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty.

(6) The notes are unsecured and require payments of interest only during their terms. The interest rates on the notes were subject to temporary increase by 50 basis points in the event that a registered offer to exchange the notes for the notes of the Company with terms identical in all material respects to the notes is not consummated or a shelf registration statement with respect to the resale of the notes is not declared effective by the Securities and Exchange Commission on or before March 21, 1998. The interest rates on the notes were increased by 50 basis points temporarily (until July 2, 1998), because the exchange offer was not completed by March 21, 1998. The interest rates on the notes were also permanently increased (on July 28, 1998) by 37.5 basis points due to a lower than investment grade rating (as defined in the notes) by specified rating agencies. The indenture requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios and debt service coverage ratios, limitations on the incurrence of additional indebtedness and maintaining the Company's Properties.


Combined aggregate principal maturities of notes payable and borrowings under the Credit Facility are as follows:


Year
----
1999 .........................     $    347,302
2000 .........................          661,351
2001 .........................          369,181
2002 .........................          215,655
2003 .........................           72,201
     Thereafter ..............          652,466
                                   ------------
                                   $  2,318,156
                                   ============

CREDIT FACILITY

         On June 30, 1998, the Credit Facility was increased to $850,000 (currently limited to $750,000 of borrowing capacity, subject to increase based upon certain events) to enhance the Company's financial flexibility in making new real estate investments. The interest rate on advances under the Credit Facility is the Eurodollar rate plus 137 basis points. The Credit Facility is unsecured and expires in June 2000. In connection with the refinancing of a BankBoston term note, the Company used $90,000 of the net proceeds of the refinancing to purchase a 12% participation interest from BankBoston in the Credit Facility. As a result the Company's borrowing capacity under the Credit Facility is limited to $660,000. The Credit Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, and a minimum net worth requirement. As of December 31, 1998, the Company was in compliance with all covenants. As of December 31, 1998, the interest rate was 6.44%.

7.  RENTALS UNDER OPERATING LEASES:

       The Company receives rental income from the leasing of Office Property, Retail Property, Hotel Property and Behavioral Healthcare Property space under operating leases. For noncancelable operating leases that were in effect as of December 31, 1998, future minimum rentals (base rents) during the next five years and thereafter (excluding tenant reimbursements of operating expenses for Office and Retail Properties) are as follows:



                         Office and                          Behavioral
                           Retail             Hotel           Healthcare         Combined
                        Properties         Properties         Properties        Properties
                      --------------     --------------     --------------     --------------

1999 ............     $      440,048     $       37,442     $       44,901     $      522,391
2000 ............            397,857             40,541             47,146            485,544
2001 ............            352,392             41,541             49,504            443,437
2002 ............            282,016             42,241             51,979            376,236
2003 ............            224,810             42,798             54,578            322,186
Thereafter ......            692,196            123,451            352,332          1,167,979
                      --------------     --------------     --------------     --------------
                      $    2,389,319     $      328,014     $      600,440     $    3,317,773
                      ==============     ==============     ==============     ==============

         Generally, the office and retail leases also require that tenants reimburse the Company for increases in operating expenses above operating expenses during the base year of the tenants lease. These amounts totaled $78,708, $42,385 and $20,859 for the years ended December 31, 1998, 1997 and
1996, respectively. These increases are generally payable in equal installments throughout the year, based on estimated increases, with any differences adjusted at year end based upon actual expenses.

         The Company recognized percentage lease revenue from the Hotel Properties of approximately $13,848, $9,678 and $4,493 for the years ended December 31, 1998, 1997 and 1996, respectively.

         (See Note 2, Summary of Significant Accounting Policies, for further discussion of revenue recognition, and Note 3, Segment Reporting, for further discussion of significant tenants.)

8.  COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

         The Company has eleven properties located on land that is subject to long-term ground leases which expire between 2001 and 2080. The Company also leases parking spaces in a parking garage adjacent to one of its Properties pursuant to a lease expiring in 2021. Lease expense associated with these leases during each of the three years ended December 31, 1998, 1997, and 1996 was $2,482, $1,247 and $681, respectively. Future minimum lease payments due under such leases as of December 31, 1998, are as follows:


                                   Leases
                                 Commitments
                               ---------------

1999.......................    $         2,266
2000.......................              2,275
2001.......................              2,258
2002.......................              2,185
2003.......................              2,191
Thereafter.................            101,203
                               ---------------
                               $       112,378
                               ===============

CONTINGENCIES

STATION CASINOS, INC.

         The Company was a party to an Agreement and Plan of Merger dated January 16, 1998, as amended, (the "Merger Agreement"), between the Company and Station Casinos, Inc. ("Station"). Pursuant to the Merger Agreement, Station would have merged with and into the Company (the "Merger"). On July 27, 1998, Station canceled its joint annual and special meeting of its common and preferred stockholders scheduled for August 4, 1998, at which the common and preferred stockholders were to vote on the Merger. The Company subsequently notified Station that it was exercising its termination rights under the Merger Agreement based on Station's material breaches of the Merger Agreement. Under the Merger Agreement, the Company has the right to terminate the Merger Agreement if a material breach by the other party is not cured within 10 business days after notice. The Company subsequently notified Station that the Merger Agreement had been terminated in accordance with its terms. Station and the Company are currently involved in litigation relating to the Merger Agreement. Each of Station and the Company are seeking damages from the other and declaratory relief. In addition, the action by Station seeks, among other matters, an order of specific performance requiring the Company to purchase $115,000 of a class of Station's redeemable preferred stock and damages consisting of compensatory damages (which Station states to be in excess of $400,000).

         The Company intends to pursue its claims against Station and to continue to contest Station's claims vigorously. As with any litigation, it is not possible to predict the resolution of the pending actions. The Company believes that the outcome of the pending litigation with Station will not have a material adverse effect on the Company's financial condition or results of operations.

TOWER REALTY TRUST, INC.

         The Company was a party to an Amended and Restated Agreement and Plan of Merger, dated August 11, 1998 (the "Tower Merger Agreement"), among the Company, Tower Realty Trust, Inc. ("Tower"), Reckson Associates Realty Corporation ("Reckson") and Metropolitan Partners, LLC ("Metropolitan"), a newly formed limited liability company owned equally by the Company and Reckson (collectively, the "Buying Entities"), pursuant to which Tower would have merged with and into Metropolitan.

         On November 2, 1998, Tower filed suit against the Buying Entities for declaratory and other relief, including damages of not less than $75,000, arising out of the alleged anticipatory repudiation by the Buying Entities of the Tower Merger Agreement. Tower's lawsuit followed meetings in which representatives of the Buying Entities had questioned, among other things, whether Tower could meet certain conditions to closing. The Buying Entities subsequently advised Tower that they had not terminated the Tower Merger Agreement and considered the Tower Merger Agreement to be in full force and effect, subject to its terms and conditions.

         As of December 8, 1998, Tower, Reckson, and Metropolitan entered into a revised agreement and plan of merger (the "Revised Tower Merger Agreement") that superseded the Tower Merger Agreement to which the Company was a party. In connection with the Revised Tower Merger Agreement, the Company made a $10,000 capital contribution to Metropolitan in December 1998 and agreed to make an additional $75,000 capital contribution to Metropolitan in exchange for a preferred interest. In addition, the Company and Tower entered into mutual releases, in which each released the other from all claims relating to the Tower Merger Agreement. Tower's release of the Company provides for the dismissal of Tower's suit against the Buying Entities without prejudice, but the release states that it shall become void and unenforceable if all of the conditions to the funding of the $75,000 capital contribution by the Company to Metropolitan have been met, but the Company fails to fully fund its $75,000 capital contribution to Metropolitan. The Company's release of Tower states that it shall become void and unenforceable if, but only if, the release from Tower to the Company becomes void and unenforceable.

         The funding by the Company of the additional $75,000 capital contribution to Metropolitan and the merger of Tower with Metropolitan are expected to close in the second quarter of 1999.

ENVIRONMENTAL MATTERS

         All of the Properties have been subjected to Phase I environmental assessments, and some properties have been subjected to Phase II soil and ground water sampling as part of the Phase I assessments. Such assessments have not revealed, nor is management aware of, any environmental liabilities that management believes would have a material adverse effect on the financial position or results of operations of the Company.

9.  STOCK AND UNIT BASED COMPENSATION PLANS:

STOCK OPTION PLANS

         The Company has two stock incentive plans, the 1995 Stock Incentive Plan (the "1995 Plan") and the 1994 Stock Incentive Plan (the "1994 Plan"). In June 1996, the shareholders amended the 1995 Plan, which increased the maximum number of options and/or restricted shares that the Company may grant to 2,850,000 shares. The maximum aggregate number of shares available for grant under the 1995 Plan increases automatically on January 1 of each year by an amount equal to 8.5% of the increase in the number of common shares and units outstanding since January 1 of the preceding year, subject to certain adjustment provisions. As of January 1, 1999, the number of shares the Company may grant under the 1995 Plan is 9,229,680. Under the 1995 Plan, the Company had granted, net of forfeitures, options and restricted shares of 4,680,272 and 23,934, respectively, through December

31, 1998. Due to the approval of the 1995 Plan, additional options and restricted shares will no longer be granted under the 1994 Plan. Under the 1994 Plan, the Company had granted, net of forfeitures, 2,510,800 options and no restricted shares. Under both Plans, options are granted at a price not less than the market value of the shares on the date of grant and expire ten years from the date of grant. The options that have been granted under the 1995 Plan vest over five years, with the exception of 500,000 options that vest over two years. The options that have been granted under the 1994 Plan vest over periods ranging from one to five years.

         A summary of the status of the Company's 1994 and 1995 Plans as of December 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table below:

                              STOCK OPTION PLANS



                                                      1998                      1997                       1996
                                            -----------------------    ------------------------    ------------------------
                                                                        Options                    Options
                                             Options to                   to                         to
                                             Acquire       Wtd. Avg.    Acquire       Wtd. Avg.    Acquire       Wtd. Avg.
                                              Shares       Exercise      Shares       Exercise     Shares        Exercise
                                              (000)          Price        (000)        Price        (000)         Price
                                             --------      --------     --------      --------     --------      --------

Outstanding as of January 1,                    4,943      $     16        4,681      $     15        3,050      $     13
Granted                                         2,728            32          485            28        1,760            18
Exercised                                         (52)           18         (134)           14          (39)           13
Forfeited                                        (652)           29          (89)           21          (90)           16
Expired                                            --            --           --            --           --            --
                                             --------     --------      --------     --------      --------      --------
Outstanding/Wtd. Avg. as of December 31,        6,967      $     21        4,943      $     16        4,681      $     15
                                             --------      --------     --------      --------     --------      --------
Exercisable/Wtd. Avg. as of December 31,        3,727      $     15        3,285      $     14        2,258      $     13


         The following table summarizes information about the options outstanding and exercisable at December 31, 1998:



                                       Options Outstanding                             Options Exercisable
                        --------------------------------------------------------   -------------------------------------
     Range of           Number Outstanding    Wtd. Avg. Years        Wtd. Avg.      Number Exercisable       Wtd. Avg.
  Exercise Prices         at 12/31/98            Remaining           Exercise          at 12/31/98            Exercise
                             (000)           Before Expiration        Price              Price                Price
--------------------    ------------------   -----------------   ---------------   -------------------   ---------------

   $11 to 18                       3,736           5.8 years     $            14               3,297     $            13
   $19 to 27                         919           8.5                        23                 259                  23
   $28 to 39                       2,312           9.3                        32                 171                  32
                         ---------------     ---------------     ---------------     ---------------     ---------------
   $11 to 39                       6,967           7.3 years     $            21               3,727     $            15
                         ===============     ===============     ===============     ===============     ===============


UNIT PLANS

         The Operating Partnership has two unit incentive plans, the 1995 Unit Incentive Plan (the "1995 Unit Plan") and the 1996 Unit Incentive Plan (the "1996 Unit Plan"). The 1995 Unit Plan is designed to reward persons who are not trust managers, officers or 10% shareholders of the Company. An aggregate of 100,000 common shares are reserved for issuance upon the exchange of 50,000 units available for issuance to employees and advisors under the 1995 Unit Plan. As of December 31, 1998, an aggregate of 7,012 units had been distributed under the 1995 Unit Plan. The 1995 Unit Plan does not provide for the grant of options. The 1996 Unit Plan provides for the grant of options to acquire up to 2,000,000 units, all of which were granted to the Chief Executive Officer and Vice Chairman of the Board of the Company in July 1996. The unit options granted under the 1996 Unit Plan were priced at fair market value on the date of grant, vest over seven years, and expire ten years from the date of grant. Pursuant to the terms of the unit options granted under the 1996 Unit Plan, because the fair market value of the Company's common shares equaled or exceeded $25 for each of ten consecutive trading days, the vesting of an aggregate of 500,000 units was accelerated and such units became immediately exercisable in 1996. Under the 1996 Unit Plan, each unit that may be purchased is exchangeable, as a result of shareholder approval in June 1997, for two common shares.

         A summary of the status of the Company's 1996 Unit Plan as of December 31, 1998 and 1997, and changes during the years then ended is presented in the table below (assumes each unit is exchanged for two common shares):

                         1996 UNIT INCENTIVE OPTION PLAN


                                                           1998                            1997
                                                 ---------------------------   --------------------------
                                                    Shares                        Shares
                                                  Underlying       Wtd. Avg.    Underlying      Wtd. Avg.
                                                 Unit Options      Exercise    Unit Options     Exercise
                                                     (000)           Price        (000)           Price
                                                 ------------     ----------   ------------    ----------

Outstanding as of  January 1                           4,000     $       18          4,000     $       18
Granted                                                   --             --             --             --
Exercised                                                 --             --             --             --
Forfeited                                                 --             --             --             --
Expired                                                   --             --             --             --
                                                  ----------     ----------     ----------     ----------
Outstanding/Wtd. Avg. as of December 31                4,000     $       18          4,000     $       18
                                                  ----------     ----------     ----------     ----------
Exercisable/Wtd. Avg. as of December 31                1,857     $       18          1,429     $       18





                                                            1996
                                                 --------------------------
                                                    Shares
                                                  Underlying      Wtd. Avg.
                                                 Unit Options     Exercise
                                                     (000)         Price
                                                 ------------    ----------

Outstanding as of  January 1                              --     $       --
Granted                                                4,000             18
Exercised                                                 --             --
Forfeited                                                 --             --
Expired                                                   --             --
                                                  ----------     ----------
Outstanding/Wtd. Avg. as of December 31                4,000     $       18
                                                  ----------     ----------
Exercisable/Wtd. Avg. as of December 31                1,000     $       18





STOCK OPTION AND UNIT PLANS

       The Company applies APB No. 25 in accounting for options granted pursuant to the 1995 Plan, 1994 Plan and 1996 Unit Plan (collectively, the "Plans"). Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under the Plans, consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                                           FOR THE YEAR ENDED DECEMBER 31,
                                        1998                           1997                            1996
                            ---------------------------     ---------------------------     ---------------------------
                            As reported      Pro forma      As reported      Pro forma      As reported     Pro forma
                            -----------     -----------     -----------     -----------     -----------     -----------

Basic EPS:
Net Income available to
Common shareholders         $   150,584     $   145,115     $   117,341     $   114,442     $    37,135     $    31,074

Diluted EPS:
Net Income
available to
common shareholders         $   153,900     $   143,431     $   117,341     $   114,442     $    37,135     $    31,074


Basic Earnings per Share    $      1.26     $      1.21     $      1.25     $      1.22     $       .70     $       .58


Diluted Earnings per Share  $      1.21     $      1.17     $      1.20     $      1.17     $       .68     $       .57



       Because SFAS No. 123 was not required to be applied to options granted prior to January 1, 1995, the resulting program compensation cost may not be representative of what is to be expected in future years.

       At December 31, 1998, 1997 and 1996, the weighted average fair value of options granted was $5.01, $6.52 and $4.59, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: risk free interest rates of 7.0%, 6.7% and 6.8%; expected dividend yields of 7.0%, 4.0% and 6.2%; expected lives of 10 years and expected volatility of 26.13%, 19.3% and 17.0%.

10. SHAREHOLDERS' EQUITY:

PREFERRED SHARE OFFERINGS

         On February 19, 1998, the Company completed an offering (the "February 1998 Preferred Offering") of 8,000,000 shares of 6 3/4% Series A convertible cumulative preferred shares (the "Series A Preferred Shares") with a liquidation preference of $25 per share. Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of .6119 common share per Series A Preferred Share based on the original offering price), subject to adjustment in certain circumstances. Net proceeds to the Company from the February 1998 Preferred Offering, after underwriting discounts of $8,000 and other offering costs of $750 were approximately $191,250. The net proceeds from the February 1998 Preferred Offering were used to repay borrowings under the Credit Facility. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears commencing on May 15, 1998. The dividend represents an annualized dividend of $1.69 per share, or $.42 per share per quarter.

         On June 30, 1998, the Company completed an offering (the "June 1998 Preferred Offering") of 6,948,734 Series B convertible preferred shares at $32.38 per share (the "Series B Preferred Shares") for aggregate total offering proceeds of approximately $225,000 to The Prudential Insurance Company of America and certain of its affiliates. The Company used the proceeds from the offering, net of professional fees, of approximately $224,750, to repay approximately $170,000 of short-term indebtedness and to make an indirect investment of approximately $55,900 in five additional Refrigerated Storage Properties. Based on the underwriting fees the Company has typically paid in connection with underwritten public offerings, management estimates that if the shares had been sold in an underwritten public offering, the Company would have incurred approximately $12,000 in underwriting fees and offering costs. In that case, the Company would have been required to sell approximately 372,000 additional shares (based on the $32.38 per share price on the date of the offering) to raise the same amount of net proceeds. On October 7, 1998, the Series B Preferred Shares became convertible at any time, at the option of the holder. On November 30, 1998, upon the election of the holder, the Series B Preferred Shares were converted into 8,400,582 of the Company's common shares at a conversion rate which was calculated by comparing the investment return produced by the common shares of the Company and an investment return of a portfolio of equity REITs as computed by NAREIT. (See Note 14, Subsequent Events)

COMMON SHARE OFFERING

         On April 23, 1998, the Company completed an offering of 1,365,138 common shares at $32.27 per share (the "April 1998 Unit Investment Trust Offering") to Merrill Lynch & Co. Net proceeds to the Company from the April 1998 Unit Investment Trust Offering were approximately $43,959. The net proceeds were used to reduce borrowings outstanding under the Credit Facility.

FORWARD SHARE PURCHASE AGREEMENT

         On August 12, 1997, the Company entered into two transactions with UBS. In one transaction, the Company sold 4,700,000 common shares to UBS for approximately $148,000 and received approximately $145,000 in net proceeds. In the other transaction, the Company entered into a forward share purchase agreement (the "Forward Share Purchase Agreement") with UBS. On August 11, 1998, the Company paid a fee of approximately $3,000 to UBS in connection with the exercise by the Company and UBS of the right to extend the term of the Forward Share Purchase Agreement until August 12, 1999.

         Under the Forward Share Purchase Agreement, the Company is committed to settle its obligations under the agreement by purchasing 4,700,000 common shares from UBS by August 12, 1999. The price to be paid by the Company for the 4,700,000 common shares (the "Settlement Price") will be determined on the date the Company settles the Forward Share Purchase Agreement and will be calculated based on the gross proceeds the Company received from the original issuance of common shares to UBS, plus a forward accretion component equal to 90-day

LIBOR plus 75 basis points, minus an adjustment for the Company's distributions paid to UBS. The forward accretion component represents a guaranteed rate of return to UBS.

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

         On a quarterly basis, if the number of common shares previously delivered to UBS is not sufficient to permit UBS to realize the Settlement Price through the sale of such common shares, the Company is obligated to deliver additional common shares to UBS. On November 20, 1998, the Company issued 1,852,162 additional common shares to UBS under the Forward Share Purchase Agreement as a result of the decline in the market price of the Company's common shares.

         The Company included in the calculation of diluted earnings per share for the year ended December 31, 1998, approximately 395,489 common shares. The Company calculated this number of common shares using the Company's average share price for the year. According to the terms of the Forward Share Purchase Agreement, had the Forward Share Purchase Agreement been settled and the closing share price of $23 on December 31, 1998 been used, the Company would have had a contingent liability to issue approximately 249,555 common shares. In that event, the Company's net income - diluted per common share would have remained unchanged at $1.21 for the year ended December 31, 1998, and the net book value per common share outstanding at December 31, 1998 would have remained unchanged at $17.81. (See Note 14, Subsequent Events, for a description of cash collateral posted on February 18, 1999.)

         To the extent that the Company is obligated, as a result of a further decline in the market price of the common shares, to issue additional common shares in the future under the terms of the Forward Share Purchase Agreement, the issuance will result in a reduction of the Company's net income per common share and net book value per common share.

EQUITY SWAP AGREEMENT

         On December 12, 1997, the Company entered into two transactions with Merrill Lynch. In one transaction, pursuant to which the Company obtained additional equity capital through the issuance of common shares, the Company sold 5,375,000 common shares at $38.125 per share to Merrill Lynch for $204,900 ($199,900 in net proceeds) (the "Merrill Lynch Offering"). The net proceeds to the Company from the Merrill Lynch Offering were used to repay borrowings under the Credit Facility. In the other transaction, the Company entered into an equity swap agreement (the "Swap Agreement") with Merrill Lynch relating to 5,375,000 common shares (the "Settlement Shares"), pursuant to which Merrill Lynch would sell, as directed by the Company on or before December 12, 1998, a sufficient number of common shares to achieve net sales proceeds equal to the market value of the Settlement Shares on December 12, 1997, plus a forward accretion component, minus an adjustment for the Company's distribution rate.

         On February 20, 1998, and June 25, 1998, the Company issued 525,000 common shares and 759,254 common shares, respectively, to Merrill Lynch, pursuant to the terms of the Swap Agreement, as a result of the decline in market price of the common shares from December 12, 1997 through February 12, 1998 and June 12, 1998, respectively. The issuance of these common shares did not have a material impact on the Company's net income per common share or net book value per common share.

         Effective September 30, 1998, the Company terminated the Swap Agreement with Merrill Lynch. As of that date, the Company repurchased the 6,659,254 common shares that Merrill Lynch held and terminated the additional contingent share obligation provided for under the Swap Agreement by issuing a $209,299 promissory note (the "Merrill Lynch Note") due December 14, 1998. The Merrill Lynch Note, which provided for interest at the rate of 75 basis points above 30-day LIBOR, is secured by a first mortgage lien on the Houston Center mixed-use Property complex. On December 14, 1998, the Company and Merrill Lynch modified the Merrill Lynch Note. In connection with the modification, (i) the Company made a payment of $25,000 of principal, (ii) the term of the Merrill Lynch Note was extended to September 14, 1999, and (iii) the interest rate was increased to an initial rate of 200 basis points above 30-day LIBOR. In connection with this extension, the Company paid an extension fee of $1,800.

DISTRIBUTIONS

Common Shares

         The distribution to common shareholders and unitholders paid during the year ended December 31, 1997, was $140,801 or $1.295 per common share and equivalent unit.

         The distribution to common shareholders and unitholders paid during the year ended December 31, 1998, was $220,618 or $1.69 per common share and equivalent unit.

         Following is the income tax status of dividends paid on common shares and equivalent units during the years ended December 31, 1998 and 1997 to common shareholders:


                                               1998       1997
                                             ------     ------

                  Ordinary income            58.8%        74.3%
                  Capital gain                5.6%          --
                  Return of capital          35.6%        25.7%

Preferred Shares

         There were no preferred shares outstanding during the year ended December 31, 1997.

         The distribution to preferred shareholders during the year ended December 31, 1998, was $11,700 or $1.46 per preferred share.

         Following is the income tax status of dividends paid during the years ended December 31, 1998 and 1997 to preferred shareholders:


                          1998       1997
                         ------     ------

Ordinary income          94.4%          --
Capital gain              5.6%          --

11. MINORITY INTEREST:

         Minority interest represents (i) the limited partnership interests owned by limited partners in the Operating Partnership, and (ii) joint venture interests held by third parties. Due to the March 26, 1997 two-for-one common share split (effected in the form of a 100% share dividend), the exchange factor has been adjusted in accordance with the Operating Partnership's limited partnership agreement, and each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During 1998 and 1997, 143,396 and 66,706 units, respectively, were exchanged for common shares of the Company.

12.  FORMATION AND CAPITALIZATION OF COI

       In April 1997, the Company established a new Delaware corporation, COI. All of the outstanding common stock of COI, valued at $.99 per share, was distributed, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997, in a spin-off.

       COI was formed to become a lessee and operator of various assets to be acquired by the Company and to perform the Intercompany Agreement between COI and the Company, pursuant to which each has agreed to provide the other with rights to participate in certain transactions. As a result of the formation of COI and the execution of the Intercompany Agreement, persons who own equity interests in both the Company and COI have the opportunity to participate in the benefits of both the real estate investments of the Company (including ownership of real estate assets) and the lease of certain of such assets and the ownership of other non-real estate assets by COI. The certificate of incorporation, as amended and restated, of COI generally prohibits COI, for so long as the Intercompany Agreement remains in effect, from engaging in activities or making investments that a REIT could make, unless the Company was first given the opportunity, but elected not to pursue such activities or investments.

       In connection with the formation and capitalization of COI, the Company provided to COI approximately $50,000 in the form of cash contributions and loans to be used by COI to acquire certain assets. The Company also made available to COI a line of credit to be used by COI to fulfill certain ongoing obligations associated with these assets. As of December 31, 1998, COI had $27,752 and $34,534 outstanding under the line of credit and term loans, respectively, with the Company.

13.  ACQUISITIONS AND INVESTMENTS:

OFFICE AND HOTEL PROPERTIES

         During 1998, the Company acquired the following Office and Hotel Properties from unrelated third parties (certain of the Properties are owned in fee simple or pursuant to a lessee's interest under a ground lease). The Company funded these acquisitions through borrowings under the Credit Facility and borrowings under short-term notes with BankBoston.



                                                                                                          Office
                                                                                                         Property
                                                                                                           Net
                                                                                                        Rentable
                                                    Company's                   Hotel                      Area
    Property Name      Acq. Date   City, State     Ownership %      Acq. Price  Rooms     Apartments   (In Sq. Ft.)
    -------------      ---------   -----------     ------------     ----------  -----     ----------   ------------

    Austin
    Centre/Omni
      Austin Hotel      1/23/98    Austin, TX           100         $  96,400    314         61            344,000
    Post Oak Central    2/13/98    Houston, TX          100         $ 155,250    N/A         N/A         1,278,000
    Washington Harbour  2/25/98    Washington, D.C.     100         $ 161,000    N/A         N/A           536,000
    Datran Center       5/01/98    Miami, FL            100         $  70,550    N/A         N/A           472,000
    BP Plaza            6/30/98    Houston, TX          100         $  79,100    N/A         N/A           561,000



REFRIGERATED STORAGE PROPERTIES

         In April 1998, two of the Refrigerated Storage Corporations refinanced $607,000 of secured and unsecured debt with a weighted average rate of approximately 12%, with a $550,000 non-recourse, ten-year loan with an interest rate of 6.89%, secured by 58 Refrigerated Storage Properties.

         On June 1, 1998, the Crescent Subsidiaries and Vornado formed the third Refrigerated Storage Partnership which acquired, through newly formed Refrigerated Storage Corporations, nine Refrigerated Storage Properties and the associated operations from Freezer Services, Inc. for approximately $134,000. On July 1, 1998, the third Refrigerated Storage Partnership acquired, through newly formed Refrigerated Storage Corporations, five Refrigerated Storage

Properties and the associated operations from Carmar Group, Inc. for approximately $163,000. The Company's cash investments in connection with these acquisitions were approximately $36,700 and $55,900, respectively. These additional 14 Refrigerated Storage Properties contain approximately 90 million cubic feet (4.1 million square feet) of refrigerated storage space. For a description of the Company's restructuring of this investment, see Note 14, Subsequent Events.

PENDING INVESTMENT

         On December 8, 1998, Tower, Reckson and Metropolitan entered into a revised agreement and plan of merger that superceded the Tower Merger Agreement to which the Company was a party, under which Metropolitan has agreed to acquire Tower for a combination of cash and Reckson exchangeable Class B common shares. The Company, Reckson and Metropolitan have agreed that the Company's investment in Metropolitan will be an $85,000 preferred member interest in Metropolitan. The investment will have a cash flow preference of 7.5% for a two-year period and may be redeemed by Metropolitan within the two-year period for $85,000, plus an amount sufficient to provide a 9.5% internal rate of return to the Company. If Metropolitan does not redeem the preferred interest upon expiration of the two-year period, the Company may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson at a conversion price of $24.61.

         In connection with the Revised Tower Merger Agreement, the Company contributed $10,000 of the $85,000 required capital contribution to Metropolitan in December 1998 and agreed to make the additional $75,000 capital contribution to Metropolitan when all of the conditions to the funding have been met, which is expected to occur in the second quarter of 1999.

PRO FORMA OPERATING RESULTS

       The pro forma financial information for the years ended December 31, 1998 and 1997 assumes completion, in each case as of January 1, 1997, of (i) the common share offerings in 1997 pursuant to which an aggregate of 39,350,000 common shares were issued and an aggregate of $1,107,022 in net proceeds received; (ii) the issuance in 1997 of the 2002 Notes and the 2007 Notes (an aggregate of $400,000) resulting in net proceeds of $394,800; (iii) the 1997 acquisitions of Office, Hotel, Retail, Residential Developments and Refrigerated Storage Properties, and investment in CBHS; the 1998 acquisitions and 1999 pending investment; (iv) the February 1998 Preferred Offering (described in Note
10); (v) the April 1998 Unit Investment Trust Offering (described in Note 10);
(vi) the June 1998 Preferred Offering (described in Note 10); and (vii) the September 1998 termination of the Swap Agreement with Merrill Lynch.




                                           For the year ended December 31,
                                          ---------------------------------
                                              1998               1997
                                          -------------     --------------
                                            (unaudited)     (unaudited)

Total revenue ..........................     $  711,211     $  638,373
Operating income .......................        128,404        110,877
Income before minority interest ........        176,943        156,296

Net income available to common
  shareholders .........................        136,487        117,854

Basic Earnings Per Common Share:
    Net income .........................     $     1.10     $      .95

Diluted Earnings Per Common
  Share:
  Net income ...........................     $     1.06     $      .92


   The pro forma operating results combine the Company's consolidated historical statement of operations for the years ended December 31, 1998 and 1997 with the following adjustments:

         o Adjustment to rental income and operating expenses for the 1997 and 1998 acquired Office Properties;

         o Adjustment to rental income for the 1997 and 1998 acquired Hotel Properties and 1998 acquired golf course to reflect the lease payment (base rent and percentage rent if applicable) from the hotel and golf course lessee to the Company as calculated by applying the rent provisions (as defined in the lease agreements) to the historical revenues of the Hotel Properties and the golf course Property;

         o Adjustment to rental income for the 1997 acquired Behavioral Healthcare Properties to reflect the lease payment from CBHS to the Company by applying the base rent provisions as set forth in the lease agreement;

         o Adjustment to equity in net income for The Woodlands, Desert Mountain and Refrigerated Storage transactions that occurred in 1997;

         o Adjustment to equity in net income of unconsolidated companies for the Refrigerated Storage Corporations 1998 acquired Refrigerated Storage Properties;

         o Adjustment to interest income for the notes acquired in connection with the 1997 acquisition of substantially all of the assets of Carter-Crowley Properties, Inc. and the 1997 loans to COI and Desert Mountain Properties Limited Partnership (in which one of the Residential Development Corporations holds the majority economic interest);

         o Adjustment to interest income for the September 1998 term loan to COI;

         o Adjustment to increase interest expense as a result of interest costs for long and short-term financing for investments;

         o Adjustment to depreciation based on acquisition prices associated with the 1997 and 1998 acquired Office and Hotel Properties, 1998 acquired golf course and 1997 acquired Behavioral Healthcare Properties;

         o Adjustment to reflect prorated preferred dividends in connection with the February 1998 Preferred Offering; and

         o Adjustment to reflect minority partners' weighted average interest in the net income of the Operating Partnership less joint venture minority interests assuming completion of share and unit issuances as of January 1, 1997.

         These pro forma amounts are not necessarily indicative of what the actual financial position of the Company would have been assuming the above investments had been consummated as of the beginning of the period, nor do they purport to represent the future financial position of the Company.

14. SUBSEQUENT EVENTS

         On February 18, 1999, the Company delivered cash collateral of $14.7 million in lieu of the issuance of additional common shares, as permitted under the Forward Share Purchase Agreement, as a result of a decline in the market price of the common shares. The Company may issue additional common shares in substitution for the cash collateral at any time in the future.

         Effective March 12, 1999, the Company, Vornado, the Refrigerated Storage Partnerships, the Refrigerated Storage Corporations (including all affiliated entities that owned any portion of the business operations of the Refrigerated Storage Properties at that time) and COI restructured their investment in the Refrigerated Storage Properties (the "Restructuring"). In the Restructuring, the Refrigerated Storage Corporations (including all affiliated entities that owned any portion of the business operations of the Refrigerated Storage Properties) sold their ownership of the business operations to a newly formed partnership (the "Refrigerated Storage Operating Partnership") owned 60% by Vornado Operating L.P. and 40% by a newly formed subsidiary of COI, in consideration of the payment of $48,700 by the Refrigerated Storage Operating Partnership. The Refrigerated Storage Operating Partnership, as lessee, entered into triple-net master leases of the Refrigerated Storage Properties with certain of the Refrigerated Storage Corporations. Each of the Refrigerated Storage Properties is subject to one or more of the leases, each of which has an initial term of 15 years, subject to two, five-year renewal options. The leases provide for an aggregate annual base rental rate of $123,000 for the first through fifth lease years, $126,000 for the sixth through 10th lease years and $130,500 for the 11th through 15th lease years, plus percentage rent based on the gross revenues received from customers at the Refrigerated Storage Properties above a specified amount.

         As a result of the Restructuring, the Refrigerated Storage Partnerships and the Refrigerated Storage Corporations directly or indirectly own the real estate assets associated with the Refrigerated Storage Properties. The business operations associated with the Refrigerated Storage Properties are owned by the Refrigerated Storage Operating Partnership, in which the Company has no interest.

         In addition, in connection with the Restructuring and also effective in March 1999, the Company purchased from COI an additional 4% nonvoting interest in each of the Crescent Subsidiaries for an aggregate purchase price of $13,200. As a result, the Company holds an indirect 39.6% interest in the Refrigerated Storage Partnerships and COI holds an indirect .4% interest in the Refrigerated Storage Partnerships. The Company also granted COI an option to require the Company to purchase COI's remaining 1% interest in each of the Crescent Subsidiaries at such time as the purchase would not, in the opinion of counsel to the Company, adversely affect the status of Crescent Equities as a REIT for an aggregate price, payable by the Company, of approximately $3,300.

         In connection with these transactions, the Company established a new line of credit in the principal amount of $19,500 available to COI at an interest rate of 9% per annum.

         On March 17, 1999, the Company agreed to issue an additional 12,356 common shares to the former holder of the Series B Preferred Shares in settlement of a dispute regarding the calculation of the conversion rate used in the conversion, on November 30, 1998, of the Series B Preferred Shares into the Company's common shares.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):




                                                                                   1998
                                                     ------------------------------------------------------------------
                                                       March 31,         June 30,        September 30,     December 31,
                                                     ------------      ------------      -------------     ------------

Revenues .......................................     $    161,149      $    169,104      $    179,793      $    188,297
Income before minority interests and
   extraordinary item ..........................           47,154            48,278            32,795            54,983
Minority interests .............................           (4,746)           (4,834)           (3,217)           (4,813)
Net income applicable to common shareholders
     - basic ...................................           40,833            40,069            26,203            43,479
Net income applicable to common shareholders
     - diluted .................................           40,833            40,069            26,203            46,795

Per share data:
   Basic Earnings Per Common Share .............              .35               .33               .22               .37

   Diluted Earnings Per Common Share ...........              .33               .32               .21               .37





                                                                                     1997
                                                     ------------------------------------------------------------------
                                                       March 31,        June 30,         September 30,     December 31,
                                                     ------------      ------------      -------------     ------------

Revenues .......................................     $     84,074      $     99,129      $    120,057      $    147,257
Income before minority interests and
   extraordinary item ..........................           20,245            29,186            34,835            50,758
Minority interests .............................           (3,494)           (4,092)           (4,432)           (5,665)
Net income .....................................           16,751            25,094            30,403            45,093
Per share data:
   Basic Earnings Per Common Share .............              .23               .28               .30               .40
   Diluted Earnings Per Common Share ...........              .22               .27               .29               .38

                                                                    SCHEDULE III

                      CRESCENT REAL ESTATE EQUITIES COMPANY
        CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                             (dollars in thousands)


                                                                             Costs
                                                                          Capitalized    Gross Amount at Which
                                                                         Subsequent to         Carried at
                                                     Initial Costs        Acquisition       Close of Period
                                               ------------------------ --------------- ------------------------
                                                                        Land, Buildings,            Buildings,
                                                                         Improvements,             Improvements,
                                                                           Furniture,               Furniture,
                                                          Buildings and  Fixtures and              Fixtures and
       Description                                Land     Improvements    Equipment       Land      Equipment
--------------------------------------------- ----------- -------------  -------------  ----------   -----------
The Crescent , Dallas, TX                      $    6,723   $  153,383   $    75,284    $    6,723   $  228,667
Continental Plaza, Fort Worth, TX                   1,375       66,649        34,912         1,375      101,561
The Citadel, Denver, CO                             1,803       17,259         3,905         1,803       21,164
MacArthur Center I & II, Irving, TX                   704       17,247         2,633           880       19,704
Las Colinas Plaza, Irving, TX                       2,576        7,125         1,626         2,582        8,745
Caltex House, Irving, TX                            2,200       48,744         1,550         2,200       50,294
Liberty Plaza I & II, Dallas, TX                    1,650       15,956           164         1,650       16,120
Regency Plaza One, Denver, CO                         950       31,797         1,607           950       33,404
Waterside Commons, Irving, TX                       3,650       20,135         1,986         3,650       22,121
The Avallon, Austin, TX                               475       11,207            53           475       11,260
Two Renaissance Square, Phoenix, AZ                  --         54,412         5,599          --         60,011
Stanford Corporate Centre, Dallas, TX                --         16,493         1,123          --         17,616
Hyatt Regency Beaver Creek, Avon, CO               10,882       40,789         9,378        10,882       50,167
The Aberdeen, Dallas, TX                              850       25,895           304           850       26,199
Barton Oaks Plaza One, Austin, TX                     900        8,207         1,261           900        9,468
12404 Park Central, Dallas, TX                      1,604       14,504         1,737         1,604       16,241
MCI Tower, Denver, CO                                --         56,593           689          --         57,282
Denver Marriott City Center, Denver, CO              --         50,364         2,261          --         52,625
The Woodlands Office Properties, Houston, TX       12,007       35,865         2,645        12,153       38,364
Spectrum Center, Dallas, TX                         2,000       41,096         6,046         2,000       47,142
Ptarmigan Place, Denver, CO                         3,145       28,815         4,110         3,145       32,925
6225 North 24th Street, Phoenix, AZ                   719        6,566         2,539           719        9,105
Briargate Office and Research
    Center, Colorado Springs, CO                    2,000       18,044           638         2,000       18,682
Albuquerque Plaza, Albuquerque, NM                   --         36,667         1,708          --         38,375
Hyatt Regency Albuquerque, Albuquerque, NM           --         32,241         2,604          --         34,845
3333 Lee Parkway, Dallas, TX                        1,450       13,177         3,165         1,468       16,324
301 Congress Avenue, Austin, TX                     2,000       41,735         5,209         2,000       46,944
Central Park Plaza, Omaha, NE                       2,514       23,236           106         2,514       23,342
Canyon Ranch, Tucson, AZ                           14,500       43,038         4,077        18,390       43,225
The Woodlands Office Properties, Houston, TX        2,393        8,523          --           2,393        8,523

                                                                                                              Life on Which
                                                                                                             Depreciation in
                                                                                                              Latest Income
                                                              Accumulated      Date of        Acquisition     Statement Is
       Description                                  Total     Depreciation   Construction         Date         Computed
---------------------------------------------    ----------   -----------   ------------    -------------   ---------------
The Crescent , Dallas, TX                        $  235,390   $ (141,057)        1985            --             (1)
Continental Plaza, Fort Worth, TX                   102,936      (35,296)        1982            1990           (1)
The Citadel, Denver, CO                              22,967      (13,133)        1987            1987           (1)
MacArthur Center I & II, Irving, TX                  20,584       (5,456)   1982/1986            1993           (1)
Las Colinas Plaza, Irving, TX                        11,327       (3,356)        1989            1989           (1)
Caltex House, Irving, TX                             52,494       (6,099)        1982            1994           (1)
Liberty Plaza I & II, Dallas, TX                     17,770       (1,843)   1981/1986            1994           (1)
Regency Plaza One, Denver, CO                        34,354       (3,784)        1985            1994           (1)
Waterside Commons, Irving, TX                        25,771       (2,990)        1986            1994           (1)
The Avallon, Austin, TX                              11,735       (1,177)        1986            1994           (1)
Two Renaissance Square, Phoenix, AZ                  60,011       (7,338)        1990            1994           (1)
Stanford Corporate Centre, Dallas, TX                17,616       (2,343)        1985            1995           (1)
Hyatt Regency Beaver Creek, Avon, CO                 61,049       (4,310)        1989            1995           (1)
The Aberdeen, Dallas, TX                             27,049       (3,201)        1986            1995           (1)
Barton Oaks Plaza One, Austin, TX                    10,368       (1,135)        1986            1995           (1)
12404 Park Central, Dallas, TX                       17,845       (1,475)        1987            1995           (1)
MCI Tower, Denver, CO                                57,282       (4,976)        1982            1995           (1)
Denver Marriott City Center, Denver, CO              52,625       (5,881)        1982            1995           (1)
The Woodlands Office Properties, Houston, TX         50,517       (7,420)   1980-1993            1995           (1)
Spectrum Center, Dallas, TX                          49,142       (4,678)        1983            1995           (1)
Ptarmigan Place, Denver, CO                          36,070       (2,674)        1984            1995           (1)
6225 North 24th Street, Phoenix, AZ                   9,824         (867)        1981            1995           (1)
Briargate Office and Research
    Center, Colorado Springs, CO                     20,682       (1,521)        1988            1995           (1)
Albuquerque Plaza, Albuquerque, NM                   38,375       (2,931)        1990            1995           (1)
Hyatt Regency Albuquerque, Albuquerque, NM           34,845       (3,332)        1990            1995           (1)
3333 Lee Parkway, Dallas, TX                         17,792       (1,137)        1983            1996           (1)
301 Congress Avenue, Austin, TX                      48,944       (3,337)        1986            1996           (1)
Central Park Plaza, Omaha, NE                        25,856       (1,869)        1982            1996           (1)
Canyon Ranch, Tucson, AZ                             61,615       (2,591)        1980            1996           (1)
The Woodlands Office Properties, Houston, TX         10,916         (588)   1995-1996            1996           (1)

                                                                    SCHEDULE III


                                                                             Costs
                                                                          Capitalized    Gross Amount at Which
                                                                         Subsequent to         Carried at
                                                     Initial Costs        Acquisition       Close of Period
                                               ------------------------ --------------- ------------------------
                                                                        Land, Buildings,            Buildings,
                                                                         Improvements,             Improvements,
                                                                           Furniture,               Furniture,
                                                          Buildings and  Fixtures and              Fixtures and
       Description                                Land     Improvements    Equipment       Land      Equipment
--------------------------------------------- ----------- -------------  -------------  ----------   -----------
Three Westlake Park, Houston, TX                    2,920       26,512           563         2,920       27,075
1615 Poydras, New Orleans, LA                        --         37,087         1,752         1,104       37,735
Greenway Plaza, Houston, TX                        27,204      184,765        46,550        27,204      231,315
Chancellor Park, San Diego, CA                      8,028       23,430        (5,991)        2,328       23,139
The Woodlands Retail Properties, Houston, TX       11,340       18,948           606        11,340       19,554
Sonoma Mission Inn & Spa, Sonoma, CA               10,000       44,922        12,421        10,000       57,343
Canyon Ranch, Lenox, MA                             4,200       25,218         7,017         4,200       32,235
160 Spear Street, San Francisco, CA                  --         35,656         2,368          --         38,024
Greenway I & IA, Richardson, TX                     1,701       15,312            98         1,701       15,410
Bank One Tower, Austin, TX                          3,879       35,431         1,388         3,879       36,819
Frost Bank Plaza, Austin, TX                         --         36,019         2,763          --         38,782
Greenway II, Richardson, TX                         1,823       16,421            33         1,823       16,454
55 Madison, Denver, CO                              1,451       13,253           276         1,451       13,529
44 Cook, Denver, CO                                 1,451       13,253           354         1,451       13,607
AT&T Building, Denver, CO                           1,366       12,471         1,620         1,366       14,091
Trammell Crow Center, Dallas, TX                   25,029      137,320         5,293        25,029      142,613
The Addison                                         1,990       17,998           583         1,990       18,581
Addison Tower                                         830        7,701           193           830        7,894
Amberton Tower                                      1,050        9,634           538         1,050       10,172
Cedar Springs Plaza                                   700        6,549           488           700        7,037
Concourse Office Park                                 800        7,449           485           800        7,934
The Meridian                                        1,500       13,613           570         1,500       14,183
One Preston Park                                      180        1,694           169           180        1,863
Palidades Central I                                 1,300       11,797           519         1,300       12,316
Palidades Central II                                2,100       19,176           389         2,100       19,565
5050 Quorum                                           898        8,243           198           898        8,441
Reverchon Plaza                                     2,850       26,302           783         2,850       27,085
Stemmons Place                                       --         37,537           349          --         37,886
Valley Centre                                         421        3,873           332           421        4,205
Walnut Green                                          980        8,923           307           980        9,230
Carter-Crowley Land/Multi-Family, Dallas, TX       46,900        3,600       (29,439)       21,061         --
Behavioral Healthcare Facilities                   89,000      301,269        (1,398)       87,270      301,601
Houston Center, Houston, TX                        52,504      224,041         2,416        47,254      231,707
Four Seasons Hotel, Houston, TX                     5,569       45,138         2,203         5,569       47,341
Miami Center, Miami, FL                            13,145      118,763         1,551        13,145      120,314
1800 West Loop, Houston, TX                         4,165       40,857           633         4,165       41,490
Fountain Place, Dallas, TX                         10,364      103,212         2,446        10,364      105,658
Energy Centre, New Orleans, LA                      7,500       67,704           898         7,500       68,602





                                                                                                              Life on Which
                                                                                                             Depreciation in
                                                                                                              Latest Income
                                                              Accumulated      Date of        Acquisition     Statement Is
       Description                                  Total     Depreciation   Construction         Date         Computed
---------------------------------------------    ----------   -----------   ------------    -------------   ---------------
Three Westlake Park, Houston, TX                     29,995       (1,547)        1983            1996           (1)
1615 Poydras, New Orleans, LA                        38,839       (2,306)        1984            1996           (1)
Greenway Plaza, Houston, TX                         258,519      (16,423)   1969-1982            1996           (1)
Chancellor Park, San Diego, CA                       25,467       (1,273)        1988            1996           (1)
The Woodlands Retail Properties, Houston, TX         30,894       (2,302)        1984            1996           (1)
Sonoma Mission Inn & Spa, Sonoma, CA                 67,343       (3,798)        1927            1996           (1)
Canyon Ranch, Lenox, MA                              36,435       (2,636)        1989            1996           (1)
160 Spear Street, San Francisco, CA                  38,024       (2,132)        1984            1996           (1)
Greenway I & IA, Richardson, TX                      17,111         (802)        1983            1996           (1)
Bank One Tower, Austin, TX                           40,698       (1,931)        1974            1996           (1)
Frost Bank Plaza, Austin, TX                         38,782       (2,070)        1984            1996           (1)
Greenway II, Richardson, TX                          18,277         (821)        1985            1997           (1)
55 Madison, Denver, CO                               14,980         (694)        1982            1997           (1)
44 Cook, Denver, CO                                  15,058         (741)        1984            1997           (1)
AT&T Building, Denver, CO                            15,457         (764)        1982            1997           (1)
Trammell Crow Center, Dallas, TX                    167,642       (6,526)        1984            1997           (1)
The Addison                                          20,571         (722)   1980/1986            1997           (1)
Addison Tower                                         8,724         (398)   1980/1986            1997           (1)
Amberton Tower                                       11,222         (402)   1980/1986            1997           (1)
Cedar Springs Plaza                                   7,737         (324)   1980/1986            1997           (1)
Concourse Office Park                                 8,734         (355)   1980/1986            1997           (1)
The Meridian                                         15,683         (561)   1980/1986            1997           (1)
One Preston Park                                      2,043          (88)   1980/1986            1997           (1)
Palidades Central I                                  13,616         (501)   1980/1986            1997           (1)
Palidades Central II                                 21,665         (776)   1980/1986            1997           (1)
5050 Quorum                                           9,339         (362)   1980/1986            1997           (1)
Reverchon Plaza                                      29,935       (1,088)   1980/1986            1997           (1)
Stemmons Place                                       37,886       (1,590)   1980/1986            1997           (1)
Valley Centre                                         4,626         (164)   1980/1986            1997           (1)
Walnut Green                                         10,210         (362)   1980/1986            1997           (1)
Carter-Crowley Land/Multi-Family, Dallas, TX         21,061         --                           --           --
Behavioral Healthcare Facilities                    388,871      (22,297)   1850-1992            1997           (1)
Houston Center, Houston, TX                         278,961       (7,482)   1974-1983            1997           (1)
Four Seasons Hotel, Houston, TX                      52,910       (1,880)        1983            1997           (1)
Miami Center, Miami, FL                             133,459       (3,505)        1983            1997           (1)
1800 West Loop, Houston, TX                          45,655       (1,252)        1982            1997           (1)
Fountain Place, Dallas, TX                          116,022       (3,095)        1986            1997           (1)
Energy Centre, New Orleans, LA                       76,102       (1,713)        1984            1997           (1)

                                                                    SCHEDULE III

                                                                             Costs
                                                                          Capitalized    Gross Amount at Which
                                                                         Subsequent to         Carried at
                                                     Initial Costs        Acquisition       Close of Period
                                               ------------------------ --------------- ------------------------
                                                                        Land, Buildings,            Buildings,
                                                                         Improvements,             Improvements,
                                                                           Furniture,               Furniture,
                                                          Buildings and  Fixtures and              Fixtures and
       Description                                Land     Improvements    Equipment       Land      Equipment
--------------------------------------------- ----------- -------------  -------------  ----------   -----------
Ventana Country Inn, Big Sur, CA                    2,782       26,744           627         2,782       27,371
Avallon Phase II, Building V, Austin, TX            1,102         --          10,147           597       10,652
Austin Centre (including condo's)                   2,007       48,566         1,040         2,007       49,606
Omni Hotel                                          1,896       44,579          --           1,896       44,579
Post Oak                                           15,525      139,777         2,399        15,525      142,176
Washington Harbor                                  16,100      146,438           641        16,100      147,079
Datran Center                                        --         71,091           174          --         71,265
BP Plaza                                            3,910       79,190            24         3,910       79,214
Sonoma Golf Course                                 14,956         --             231        15,187         --
Plaza Park Garage                                   2,032       14,125         1,185         2,032       15,310
Washington Harbor Phase II                         15,279          411          (133)       15,188          369
Crescent Real Estate Equities L.P.                   --           --          14,775          --         14,775
Other                                              23,270        2,874        13,304        29,719        9,729
                                               -------------------------------------------------------------------
Total                                          $  523,067   $3,320,648   $   285,657    $  495,972   $3,633,400
                                               ==========   ==========   ===========    ==========   ==========





                                                                                                              Life on Which
                                                                                                             Depreciation in
                                                                                                              Latest Income
                                                              Accumulated      Date of        Acquisition     Statement Is
       Description                                  Total     Depreciation   Construction         Date         Computed
---------------------------------------------    ----------   -----------   ------------    -------------   ---------------
Ventana Country Inn, Big Sur, CA                     30,153         (795)   1975-1988            1997           (1)
Avallon Phase II, Building V, Austin, TX             11,249         (396)        1997            --             (1)
Austin Centre (including condo's)                    51,613         (850)        1986            1998           (1)
Omni Hotel                                           46,475       (1,251)        1986            1998           (1)
Post Oak                                            157,701       (2,968)   1974-1981            1998           (1)
Washington Harbor                                   163,179       (3,064)        1986            1998           (1)
Datran Center                                        71,265       (1,189)   1986-1992            1998           (1)
BP Plaza                                             83,124         (990)        1992            1998           (1)
Sonoma Golf Course                                   15,187         --           1929            1998           (1)
Plaza Park Garage                                    17,342         --           1998            --             (1)
Washington Harbor Phase II                           15,557         --           1998            --             (1)
Crescent Real Estate Equities L.P.                   14,775       (2,274)        --              --             (1)
Other                                                39,448         (202)        --              --             (1)

                                                 -----------------------
Total                                            $4,129,372   $ (387,457)
                                                 ==========   ==========

 (1) Depreciation of the real estate assets is calculated over the following estimated useful lives using the straight-line method:


                  Building and improvements                   5 to 40 years
                  Tenant improvements                         Terms of leases
                  Furniture, fixtures, and equipment          3 to 10 years

A summary of combined real estate investments and accumulated depreciation is as follows:


                                                 1998             1997             1996
                                             -----------      -----------      -----------

Real estate investments:
     Balance, beginning of year...........   $ 3,423,130      $ 1,732,626      $ 1,006,706
       Acquisitions.......................       580,694        1,643,587          680,148
       Improvements.......................       145,409           58,634           13,787
       Disposition........................       (19,861)         (11,717)              --
       Consolidation of Joint Venture.....            --               --           31,985
                                             -----------      -----------      -----------
     Balance, end of year.................   $ 4,129,372      $ 3,423,130      $ 1,732,626
                                             ===========      ===========      ===========


Accumulated depreciation:
     Balance, beginning of year...........       278,194          208,808      $   172,267
       Depreciation.......................       109,551           69,457           36,541
       Disposition........................          (288)             (71)              --
                                             -----------      -----------      -----------
     Balance, end of year.................   $   387,457      $   278,194      $   208,808
                                             ===========      ===========      ===========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

       Certain information Part III requires is omitted from the Report. The Registrant will file a definitive proxy statement with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10. TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1999.

ITEM 11. EXECUTIVE COMPENSATION

       The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in June 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

         Report of Independent Public Accountants

         Crescent Real Estate Equities Company Consolidated Balance Sheets at December 31, 1998 and 1997.

         Crescent Real Estate Equities Company Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

         Crescent Real Estate Equities Company Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

         Crescent Real Estate Equities Company Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

         Crescent Real Estate Equities Company Notes to Financial Statements.

(a)(2)  Financial Statement Schedules

         Schedule III - Crescent Real Estate Equities Company Consolidated Real Estate Investments and Accumulated Depreciation at December 31, 1998.

         All other schedules have been omitted either because they are not applicable or because the required information has been disclosed in the Financial Statements and related notes included in the consolidated and combined statements.

(a)(3)  Exhibits

     EXHIBIT
     NUMBER       DESCRIPTION OF EXHIBIT

       3.01 Restated Declaration of Trust of Crescent Real Estate Equities Company (filed as Exhibit No. 4.01 to the Registrant's Registration Statement on Form S-3 (File No. 333-21905) (the "1997 S-3") and incorporated herein by reference)

       3.02 Amended and Restated Bylaws of Crescent Real Estate Equities Company, as amended (filed as Exhibit No. 3.02 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 (the "1998 3Q 10-Q") and incorporated herein by reference

       4.01 Form of Common Share Certificate (filed as Exhibit No. 4.03 to the 1997 S-3 and incorporated herein by reference)

       4.02 Statement of Designation of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit 4.07 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 10-K") and incorporated herein by reference)

       4.03 Form of Certificate of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4 to the Registrant's Registration Statement on Form 8-A/A filed on February 18, 1998 and incorporated by reference)

       4.04 Statement of Designation of Series B Convertible Preferred Shares of the Registrant (filed as Exhibit 4.01 to the Registrant's Current Report on Form 8-K dated June 29, 1998 and filed June 30, 1998 and incorporated herein by reference)

       4.05 Form of Certificate of Series B Convertible Preferred Shares (filed as Exhibit 4.05 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "1998 2Q 10-Q") and incorporated herein by reference)

       4.06 Indenture, dated as of September 22, 1997, between Crescent Real Estate Equities Limited Partnership and State Street Bank and Trust Company of Missouri, N.A. (filed as Exhibit No.
                  4.01 to the Registration Statement on Form S-4 (File No. 333-42293) of Crescent Real Estate Equities Limited Partnership (the "Form S-4") and incorporated herein by reference)

       4.07 6-5/8% Note due 2002 (filed as Exhibit No. 4.07 to the 1998 2Q 10-Q and incorporated herein by reference)

       4.08 7-1/8% Note due 2007 (filed as Exhibit No. 4.08 to the 1998 2Q 10-Q and incorporated herein by reference)

       4.09 Purchase Agreement, dated as of August 11, 1997, between Crescent Real Estate Equities Company, UBS Securities (Portfolio), LLC, and Union Bank of Switzerland, London Branch (filed as Exhibit No. 4.01 to the Registrant's Current Report on Form 8-K dated August 11, 1997 and filed August 13, 1997 and incorporated herein by reference)

      EXHIBIT
      NUMBER      DESCRIPTION OF EXHIBIT

       10.01 Second Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of November 1, 1997, as amended (filed herewith)

       10.02 Noncompetition of Richard E. Rainwater, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit 10.02 to the 1997 10-K and incorporated herein by reference)

       10.03 Noncompetition Agreement of John C. Goff, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit 10.03 to the 1997 10-K and incorporated herein by reference)

       10.04 Noncompetition Agreement of Gerald W. Haddock, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit 10.04 to the 1997 10-K and incorporated herein by reference)

       10.05 Employment Agreement with John C. Goff, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed as Exhibit 10.05 to the 1997 10-K and incorporated herein by reference)

       10.06 Amendment No. 5 to the Goff Employment Agreement, dated March 10, 1998 (filed as Exhibit 10.29 to the Form S-4 and incorporated herein by reference)

       10.07 Employment Agreement of Gerald W. Haddock, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed as Exhibit 10.06 to the 1997 10-K and incorporated herein by reference)

       10.08 Amendment No. 4 to the Haddock Employment Agreement, dated March 10, 1998 (filed as Exhibit 10.30 to the Form S-4 and incorporated herein by reference)

       10.09 Amendment No. 5 to the Haddock Employment Agreement, dated March 1, 1999 (filed herewith)

       10.10 Form of Officers' and Trust Managers' Indemnification Agreement as entered into between the Registrant and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Form S-4 and incorporated herein by reference)

       10.11 Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit No. 10.07 to the Registrant's Registration Statement on Form S-11 (File No. 33-75188) (the "Form S-11") and incorporated herein by reference)

       10.12 Crescent Real Estate Equities, Ltd. First Amended and Restated 401(k) Plan, as amended (filed herewith)

       10.13 Second Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as Exhibit 10.13 to the Form S-4 and incorporated herein by reference)

       EXHIBIT
       NUMBER     DESCRIPTION OF EXHIBIT

       10.14 Amended and Restated 1995 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit
                  99.01 to the Registrant's Registration Statement on Form S-8 (File No. 333-3452 and incorporated herein by reference))

       10.15 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit 10.01 to the Registrant's Current Report on Form 8-K dated and filed September 27, 1996 and incorporated herein by reference)

       10.16 Master Lease Agreement, dated June 16, 1997, as amended, between Crescent Real Estate Funding VII, L.P. and Charter Behavioral Health Systems, LLC and its subsidiaries, relating to the Magellan Facilities (filed as Exhibit 10.27 to the 1997 10-K and incorporated herein by reference)

       10.17 Fifth Amended and Restated Revolving Credit Agreement, dated June 30, 1998, among Crescent Real Estate Limited Partnership, BankBoston, N.A. and the other banks named therein (filed as Exhibit 10.17 to the 1998 2Q 10-Q and incorporated herein by reference)

       10.18 Intercompany Agreement, dated June 3, 1997, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

       10.19 Form of Registration Rights, Lock-Up and Pledge Agreement (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

       12.01 Statement Regarding Computation of Ratios of Earnings to Fixed Charges and Preferred Shares Dividends (filed herewith)

       21.01      List of Subsidiaries (filed herewith)

       23.01      Consent of Arthur Andersen LLP (filed herewith)

       27.01      Financial Data Schedule (filed herewith)

(b)      Reports on Form 8-K

                  Form 8-K dated and filed November 24, 1998, for the purpose of filing under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, certain exhibits in connection with the Company's issuance of 1,852,162 common shares to UBS.

                  Form 8-K/A dated April 17, 1998, and filed November 24, 1998, restating under Item 5 - Other Events, certain factors that may be relevant to the Company's forward looking statements.

(c)      Exhibits

         See Item 14(a)(3) above.
                                       94

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1999.

                                 CRESCENT REAL ESTATE EQUITIES COMPANY
                                               (Registrant)

                                 By  /s/ Gerald W. Haddock
                                     ------------------------------------------
                                         Gerald W. Haddock
                                         President and Chief Executive Officer

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



          SIGNATURE                                TITLE                                   DATE
          ---------                                -----                                   ----
/s/   Richard E. Rainwater          Trust Manager and Chairman of the Board               3/26/99
-------------------------------
      Richard E. Rainwater

/s/   John C. Goff                  Trust Manager and Vice Chairman of the Board          3/26/99
-------------------------------
      John C. Goff

/s/   Gerald W. Haddock             Trust Manager, President and Chief Executive          3/26/99
-------------------------------     Officer (Principal Executive Officer)
      Gerald W. Haddock

/s/   Jerry R. Crenshaw  Jr.        Controller and Interim Co-Chief                       3/26/99
-------------------------------     Financial Officer (Principal Accounting
      Jerry R. Crenshaw Jr.         Officer)


/s/   Bruce A. Picker               Vice President, Treasurer and Interim Co-Chief        3/26/99
-------------------------------     Financial Officer (Principal Financial Officer)
      Bruce A. Picker

                                    Trust Manager
-------------------------------
      Anthony M. Frank

/s/   Morton H. Meyerson            Trust Manager                                         3/26/99
-------------------------------
      Morton H. Meyerson

/s/   William F. Quinn              Trust Manager                                         3/26/99
-------------------------------
      William F. Quinn

/s/   Paul E. Rowsey, III           Trust Manager                                         3/26/99
-------------------------------
      Paul E. Rowsey, III

/s/   Melvin Zuckerman              Trust Manager                                         3/26/99
-------------------------------
      Melvin Zuckerman

                               INDEX TO EXHIBITS


     EXHIBIT
     NUMBER       DESCRIPTION OF EXHIBIT
     ------       ----------------------

       3.01       Restated Declaration of Trust of Crescent Real Estate Equities
                  Company (filed as Exhibit No. 4.01 to the Registrant's
                  Registration Statement on Form S-3 (File No. 333-21905) (the
                  "1997 S-3") and incorporated herein by reference)

       3.02       Amended and Restated Bylaws of Crescent Real Estate Equities
                  Company, as amended (filed as Exhibit No. 3.02 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 (the "1998 3Q 10-Q") and incorporated herein by reference)

       4.01 Form of Common Share Certificate (filed as Exhibit No. 4.03 to the 1997 S-3 and incorporated herein by reference)

       4.02       Statement of Designation of 6-3/4% Series A Convertible
                  Cumulative Preferred Shares of Crescent Real Estate Equities
                  Company (filed as Exhibit 4.07 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 10-K") and incorporated herein by reference)

       4.03       Form of Certificate of 6-3/4% Series A Convertible Cumulative
                  Preferred Shares of Crescent Real Estate Equities Company
                  (filed as Exhibit No. 4 to the Registrant's Registration
                  Statement on Form 8-A/A filed on February 18, 1998 and incorporated by reference)

       4.04       Statement of Designation of Series B Convertible Preferred
                  Shares of the Registrant (filed as Exhibit 4.01 to the Registrant's Current Report on Form 8-K dated June 29, 1998 and filed June 30, 1998 and incorporated herein by reference)

       4.05       Form of Certificate of Series B Convertible Preferred Shares
                  (filed as Exhibit 4.05 to the Registrant's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 1998 (the "1998 2Q
                  10-Q") and incorporated herein by reference)

       4.06       Indenture, dated as of September 22, 1997, between Crescent
                  Real Estate Equities Limited Partnership and State Street Bank and Trust Company of Missouri, N.A. (filed as Exhibit No.
                  4.01 to the Registration Statement on Form S-4 (File No.
                  333-42293) of Crescent Real Estate Equities Limited
                  Partnership (the "Form S-4") and incorporated herein by reference)

       4.07       6-5/8% Note due 2002 (filed as Exhibit No. 4.07 to the 1998
                  2Q 10-Q and incorporated herein by reference)

       4.08       7-1/8% Note due 2007 (filed as Exhibit No. 4.08 to the 1998
                  2Q 10-Q and incorporated herein by reference)

       4.09       Purchase Agreement, dated as of August 11, 1997, between
                  Crescent Real Estate Equities Company, UBS Securities
                  (Portfolio), LLC, and Union Bank of Switzerland, London Branch
                  (filed as Exhibit No. 4.01 to the Registrant's Current Report on Form 8-K dated August 11, 1997 and filed August 13, 1997 and incorporated herein by reference)



      EXHIBIT
      NUMBER      DESCRIPTION OF EXHIBIT
      -------     ----------------------

       10.01 Second Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of November 1, 1997, as amended (filed herewith)

       10.02      Noncompetition of Richard E. Rainwater, as assigned to
                  Crescent Real Estate Equities Limited Partnership on May 5,
                  1994 (filed as Exhibit 10.02 to the 1997 10-K and incorporated herein by reference)

       10.03      Noncompetition Agreement of John C. Goff, as assigned to
                  Crescent Real Estate Equities Limited Partnership on May 5,
                  1994 (filed as Exhibit 10.03 to the 1997 10-K and incorporated herein by reference)

       10.04      Noncompetition Agreement of Gerald W. Haddock, as assigned to
                  Crescent Real Estate Equities Limited Partnership on May 5,
                  1994 (filed as Exhibit 10.04 to the 1997 10-K and incorporated herein by reference)

       10.05      Employment Agreement with John C. Goff, as assigned to
                  Crescent Real Estate Equities Limited Partnership on May 5,
                  1994, and as further amended (filed as Exhibit 10.05 to the 1997 10-K and incorporated herein by reference)

       10.06      Amendment No. 5 to the Goff Employment Agreement, dated March
                  10, 1998 (filed as Exhibit 10.29 to the Form S-4 and incorporated herein by reference)

       10.07      Employment Agreement of Gerald W. Haddock, as assigned to
                  Crescent Real Estate Equities Limited Partnership on May 5,
                  1994, and as further amended (filed as Exhibit 10.06 to the 1997 10-K and incorporated herein by reference)

       10.08      Amendment No. 4 to the Haddock Employment Agreement, dated
                  March 10, 1998 (filed as Exhibit 10.30 to the Form S-4 and incorporated herein by reference)

       10.09      Amendment No. 5 to the Haddock Employment Agreement, dated
                  March 1, 1999 (filed herewith)

       10.10      Form of Officers' and Trust Managers' Indemnification
                  Agreement as entered into between the Registrant and each of its executive officers and trust managers (filed as Exhibit
                  No. 10.07 to the Form S-4 and incorporated herein by reference)

       10.11      Crescent Real Estate Equities Company 1994 Stock Incentive
                  Plan (filed as Exhibit No. 10.07 to the Registrant's
                  Registration Statement on Form S-11 (File No. 33-75188) (the
                  "Form S-11") and incorporated herein by reference)

       10.12      Crescent Real Estate Equities, Ltd. First Amended and Restated
                  401(k) Plan, as amended (filed herewith)

       10.13      Second Amended and Restated 1995 Crescent Real Estate Equities
                  Company Stock Incentive Plan (filed as Exhibit 10.13 to the
                  Form S-4 and incorporated herein by reference)



       EXHIBIT
       NUMBER     DESCRIPTION OF EXHIBIT
       -------    ----------------------

       10.14      Amended and Restated 1995 Crescent Real Estate Equities
                  Limited Partnership Unit Incentive Plan (filed as Exhibit
                  99.01 to the Registrant's Registration Statement on Form S-8
                  (File No. 333-3452 and incorporated herein by reference)

       10.15      1996 Crescent Real Estate Equities Limited Partnership Unit
                  Incentive Plan (filed as Exhibit 10.01 to the Registrant's
                  Current Report on Form 8-K dated and filed September 27, 1996 and incorporated herein by reference)

       10.16 Master Lease Agreement, dated June 16, 1997, as amended, between Crescent Real Estate Funding VII, L.P. and Charter
                  Behavioral Health Systems, LLC and its subsidiaries, relating to the Magellan Facilities (filed as Exhibit 10.27 to the 1997 10-K and incorporated herein by reference)

       10.17      Fifth Amended and Restated Revolving Credit Agreement, dated
                  June 30, 1998, among Crescent Real Estate Limited Partnership,
                  BankBoston, N.A. and the other banks named therein (filed as Exhibit 10.17 to the 1998 2Q 10-Q and incorporated herein by reference)

       10.18      Intercompany Agreement, dated June 3, 1997, between Crescent
                  Real Estate Equities Limited Partnership and Crescent
                  Operating, Inc. (filed as Exhibit 10.2 to the Registration
                  Statement on Form S-1 (File No. 333-25223) of Crescent
                  Operating, Inc. and incorporated herein by reference)

       10.19      Form of Registration Rights, Lock-Up and Pledge Agreement
                  (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

       12.01      Statement Regarding Computation of Ratios of Earnings to Fixed
                  Charges and Preferred Shares Dividends (filed herewith)

       21.01      List of Subsidiaries (filed herewith)

       23.01      Consent of Arthur Andersen LLP (filed herewith)

       27.01      Financial Data Schedule (filed herewith)