Form 10-Q
period 1999-03-31
CRESCENT REAL ESTATE EQUITIES CO
filed 1999-05-17
CIK 918958

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 1999
                           COMMISSION FILE NO 1-13038


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


Number of shares outstanding of each of the registrant's classes of preferred and common shares, as of May 11, 1999.

             Preferred Shares, par value $.01 per share: 8,000,000
              Common Shares, par value $.01 per share: 126,820,055
        ----------------------------------------------------------------

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


PART I:   FINANCIAL INFORMATION                                                   PAGE

Item 1.   Financial Statements
          Consolidated Balance Sheets as of March 31, 1999 (Unaudited) and
          December 31, 1998 (audited)...........................................    3

          Consolidated Statements of Operations for the three months ended
          March 31, 1999 and 1998 (Unaudited)...................................    4

          Consolidated Statement of Shareholders' Equity for the three months
          ended March 31, 1999 (Unaudited)......................................    5

          Consolidated Statements of Cash Flows for the three months ended
          March 31, 1999 and 1998 (Unaudited)...................................    6

          Notes to Financial Statements.........................................    7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.....................................               18

Item 3.   Quantitative and Qualitative Disclosures about Market Risk............   41

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................   42

Item 2.   Changes in Securities.................................................   42

Item 3.   Defaults Upon Senior Securities.......................................   42

Item 4.   Submission of Matters to a Vote of Security Holders...................   42

Item 5.   Other Information.....................................................   42

Item 6.   Exhibits and Reports on Form 8-K......................................   42

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                (NOTES 1 AND 2)


                                                                              MARCH 31,         DECEMBER 31,
                                                                                1999               1998
                                                                             -----------        -----------
                                                                             (UNAUDITED)          (AUDITED)
ASSETS:
 Investments in real estate:
   Land                                                                      $   396,491        $   400,690
   Land held for development or sale                                              95,282             95,282
   Building and improvements                                                   3,585,847          3,569,774
   Furniture, fixtures and equipment                                              66,465             63,626
   Less -  accumulated depreciation                                             (418,434)          (387,457)
                                                                             -----------        -----------
             Net investment in real estate                                     3,725,651          3,741,915

   Cash and cash equivalents                                                      76,612            110,292
   Restricted cash and cash equivalents                                           35,870             46,841
   Accounts receivable, net                                                       27,703             32,730
   Deferred rent receivable                                                       81,164             73,635
   Investments in real estate mortgages and equity
       of unconsolidated companies                                               742,698            743,516
   Notes receivable, net                                                         182,382            183,974
   Other assets, net                                                             123,725            110,544
                                                                             -----------        -----------
               Total assets                                                  $ 4,995,805        $ 5,043,447
                                                                             ===========        ===========

LIABILITIES:
   Borrowings under Credit Facility                                          $   634,480        $   660,000
   Notes payable                                                               1,717,792          1,658,156
   Accounts payable, accrued expenses and other liabilities                      109,556            149,444
                                                                             -----------        -----------
              Total liabilities                                                2,461,828          2,467,600
                                                                             -----------        -----------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
  Operating partnership, 6,503,431 and 6,545,528 units,
       respectively                                                              121,451            126,575
  Investment joint ventures                                                       26,209             26,727
                                                                             -----------        -----------
              Total minority interests                                           147,660            153,302
                                                                             -----------        -----------
SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par value, authorized 100,000,000 shares:
   6 3/4% Series A Convertible Cumulative Preferred Shares,
      8,000,000 shares issued and outstanding at March 31, 1999                  200,000            200,000
  Common shares, $.01 par value, authorized 250,000,000 shares,
      124,710,139 and 124,555,447 shares issued and outstanding
      at March 31, 1999 and December 31, 1998, respectively                        1,247              1,245
   Additional paid-in capital                                                  2,339,014          2,336,621
   Deferred compensation on restricted shares                                        (88)               (88)
   Retained deficit                                                             (146,141)          (110,196)
   Accumulated other comprehensive income                                         (7,715)            (5,037)
                                                                             -----------        -----------
              Total shareholders' equity                                       2,386,317          2,422,545
                                                                             -----------        -----------
              Total liabilities and shareholders' equity                     $ 4,995,805        $ 5,043,447
                                                                             ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (NOTE 1 AND 3)


                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                         --------------------------
                                                                 (UNAUDITED)
                                                           1999             1998
                                                         ---------        ---------
REVENUES:
    Office and retail properties                         $ 150,022        $ 126,428
    Hotel properties                                        15,404           12,874
    Behavioral healthcare properties                        13,823           13,823
    Interest and other income                                6,498            8,024
                                                         ---------        ---------
       Total revenues                                      185,747          161,149
                                                         ---------        ---------

EXPENSES:
    Real estate taxes                                       20,746           16,097
    Repairs and maintenance                                 11,024            8,700
    Other rental property operating                         32,612           29,891
    Corporate general and administrative                     4,114            3,147
    Interest expense                                        42,481           34,283
    Amortization of deferred financing costs                 3,069            1,140
    Depreciation and amortization                           33,647           26,582
    Settlement of merger dispute                            15,000             --
                                                         ---------        ---------
       Total expenses                                      162,693          119,840
                                                         ---------        ---------

       Operating income                                     23,054           41,309

OTHER INCOME:
    Equity in net income of unconsolidated
        companies                                           16,606            5,845
                                                         ---------        ---------

INCOME BEFORE MINORITY INTERESTS                            39,660           47,154

    Minority interests                                      (3,649)          (4,746)
                                                         ---------        ---------

NET INCOME                                                  36,011           42,408

PREFERRED SHARE DIVIDENDS                                   (3,375)          (1,575)

FORWARD SHARE PURCHASE AGREEMENT
    RETURN                                                  (2,152)            --
                                                         ---------        ---------

NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                         $  30,484        $  40,833
                                                         =========        =========

PER COMMON SHARE DATA:
    Net Income-Basic                                     $    0.24        $    0.35
                                                         =========        =========
    Net Income-Diluted                                   $    0.24        $    0.33
                                                         =========        =========


                The accompanying notes are an integral part of
                          these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                            CONSOLIDATED STATEMENT
                            OF SHAREHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)
                                (NOTES 1 AND 9)

                                  (UNAUDITED)




                                                     Preferred Shares                  Common Shares                 Additional
                                                ---------------------------       -----------------------------       Paid-in
                                                 Shares          Net Value          Shares           Par Value         Capital
                                                ---------       -----------       -----------       -----------       -----------
SHAREHOLDERS' EQUITY, December 31,1998          8,000,000       $   200,000       124,555,447       $     1,245       $ 2,336,621

    Issuance of Common Shares                        --                --                 870              --                  20

    Exercise of Common Share Options                 --                --              57,272                 1               971

    Issuance of Common Shares in Exchange for
       Operating Partnership Units                   --                --              84,194                 1             1,402

    Preferred Share Conversion Adjustment            --                --              12,356              --                --

    Dividends Paid                                   --                --                --                --                --

    Net Income                                       --                --                --                --                --

    Accumulated Other Comprehensive Income           --                --                --                --                --

                                                ---------       -----------       -----------       -----------       -----------
SHAREHOLDERS' EQUITY, March 31,1999             8,000,000       $   200,000       124,710,139       $     1,247       $ 2,339,014
                                                =========       ===========       ===========       ===========       ===========



                                                     Deferred                            Accumulated
                                                   Compensation         Retained            Other
                                                   on Restricted        Earnings         Comprehensive
                                                      Shares            (Deficit)           Income             Total
                                                    -----------        -----------        -----------        -----------
SHAREHOLDERS' EQUITY, December 31,1998              $       (88)       $  (110,196)       $    (5,037)       $ 2,422,545

    Issuance of Common Shares                              --                 --                 --                   20

    Exercise of Common Share Options                       --                 --                 --                  972

    Issuance of Common Shares in Exchange for
       Operating Partnership Units                         --                 --                 --                1,403

    Preferred Share Conversion Adjustment                  --                 --                 --                 --

    Dividends Paid                                         --              (68,581)              --              (68,581)

    Net Income                                             --               32,636               --               32,636

    Accumulated Other Comprehensive Income                 --                 --               (2,678)            (2,678)
                                                    -----------        -----------        -----------        -----------
SHAREHOLDERS' EQUITY, March 31,1999                 $       (88)       $  (146,141)       $    (7,715)       $ 2,386,317
                                                    ===========        ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                               (NOTES 1, 2 AND 4)


                                                                                 FOR THE THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                             ------------------------------
                                                                                     (UNAUDITED)
                                                                                1999              1998
                                                                             -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        36,011             42,408
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation and amortization                                               36,716             27,722
      Minority interests                                                           3,649              4,746
      Non-cash compensation                                                           20                 24
      Distributions received in excess of equity in earnings
        from unconsolidated companies                                               --                6,905
      Equity in earnings in excess of distributions received
        from unconsolidated companies                                             (9,019)              --
      Decrease in accounts receivable                                              5,027              6,132
      Increase in deferred rent receivable                                        (7,529)            (8,809)
      Decrease (increase) in other assets                                          2,931            (18,623)
      Decrease in restricted cash and cash equivalents                            12,485             11,140
      Decrease in accounts payable, accrued
        expenses and other liabilities                                           (39,888)           (48,036)
                                                                             -----------        -----------
           Net cash provided by operating activities                              40,403             23,609
                                                                             -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of investment properties                                          --             (421,354)
      Development of investment properties                                        (2,471)            (5,416)
      Capital expenditures - rental properties                                    (3,267)            (8,481)
      Tenant improvement and leasing costs - rental properties                   (14,744)           (14,241)
      (Increase) decrease in restricted cash and cash equivalents                 (1,514)             3,869
      Investment in unconsolidated companies                                      (7,421)            (2,289)
      Investment in residential development companies                             13,980             13,892
      Escrow deposits - acquisition of investment properties                        --                  (80)
      Decrease in notes receivable                                                 1,592              8,194
                                                                             -----------        -----------
           Net cash used in investing activities                                 (13,845)          (425,906)
                                                                             -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt financing costs                                                          (741)               127
      Forward Share Purchase Agreement                                           (14,740)              --
      Borrowings under Credit Facility                                            26,400            335,050
      Payments under Credit Facility                                             (51,920)          (228,050)
      Debt proceeds                                                               60,000            158,100
      Debt payments                                                                 (364)              (297)
      Capital distributions - joint venture partner                                 (763)              (763)
      Proceeds from exercise of stock options                                        972                 78
      Net proceeds from Preferred Offering                                          --              191,250
      Preferred dividends                                                         (3,375)            (1,575)
      Dividends and unitholder distributions                                     (75,707)           (49,697)
                                                                             -----------        -----------
           Net cash (used in) provided by financing activities                   (60,238)           404,223
                                                                             -----------        -----------


(DECREASE) INCREASE IN CASH AND
        CASH EQUIVALENTS                                                         (33,680)             1,926
CASH AND CASH EQUIVALENTS,
      Beginning of period                                                        110,292             66,622
                                                                             -----------        -----------
CASH AND CASH EQUIVALENTS,
      End of period                                                               76,612             68,548
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

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Company ("Crescent Equities") operates as a real estate investment trust for federal income tax purposes (a "REIT"), and, together with its subsidiaries, provides management, leasing and development services with respect to certain of its properties. The direct and indirect subsidiaries of Crescent Equities include Crescent Real Estate Equities Limited Partnership (the "Operating Partnership"); Crescent Real Estate Equities, Ltd. (the "General Partner"), which is the sole general partner of the Operating Partnership; seven single purpose limited partnerships (formed for the purpose of obtaining securitized debt) in which the Operating Partnership owns substantially all of the economic interests directly or indirectly, with the remaining interests owned indirectly by Crescent Equities through seven separate corporations, each of which is a wholly owned subsidiary of the General Partner and a general partner of one of the seven limited partnerships. The term "Company" includes, unless the context otherwise requires, Crescent Equities, the Operating Partnership, the General Partner and the other direct and indirect subsidiaries of Crescent Equities.

         As of March 31, 1999, the Company directly or indirectly owned a portfolio of real estate assets (the "Properties"). The Properties include 89 office properties (collectively referred to as the "Office Properties") located primarily in 17 metropolitan submarkets in Texas with an aggregate of approximately 31.8 million net rentable square feet, seven retail properties (collectively referred to as the "Retail Properties") with an aggregate of approximately 0.8 million net rentable square feet, seven full-service hotels with a total of 2,247 rooms and two destination health and fitness resorts that can accommodate up to 462 guests daily (collectively referred to as the "Hotel Properties"), real estate mortgages and non-voting common stock representing interests ranging from 40% to 95% in five unconsolidated residential development corporations (collectively referred to "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, own interests in 13 residential development properties (collectively referred to as the "Residential Development Properties"), and 88 behavioral healthcare properties (collectively referred to as the "Behavioral Healthcare Properties"). As of March 31, 1999, the Company, through two subsidiaries (the "Crescent Subsidiaries"), owned an indirect 39.6% interest in three partnerships (collectively referred to as the "Refrigerated Storage Partnerships") each of which owned one or more corporations or limited liability companies (collectively referred to as the "Refrigerated Storage Corporations") which directly or indirectly owned 92 refrigerated storage properties (collectively referred to as the "Refrigerated Storage Properties") with an aggregate of approximately 463.4 million cubic feet (19.2 million square feet). The Company also has a 42.5% partnership interest in a partnership, the primary holdings of which consist of a 364-room executive conference center and general partner interests, ranging from one to 50%, in additional office, retail, multi-family and industrial properties.

         Crescent Equities owns its assets and carries on its operations and other activities through the Operating Partnership and its other subsidiaries.

         The following table sets forth, by subsidiary, the Properties such subsidiaries own as of March 31, 1999:

Operating Partnership:             62 Office Properties, six Hotel Properties
                                   and five Retail Properties

Crescent Real Estate               The Aberdeen, The Avallon, Caltex House, The
Funding I, L.P.:                   Citadel, The Crescent Atrium, The Crescent
("Funding I")                      Office Towers, Regency Plaza One, UPR Plaza
                                   and Waterside Commons

Crescent Real Estate               Albuquerque Plaza, Barton Oaks Plaza One,
Funding II, L.P.:                  Briargate Office and Research Center, Hyatt
("Funding II")                     Regency Albuquerque, Hyatt Regency Beaver
                                   Creek, Las Colinas Plaza, Liberty Plaza I &
                                   II, MacArthur Center I & II, Ptarmigan
                                   Place, Stanford Corporate Centre, Two
                                   Renaissance Square and 12404 Park Central

Crescent Real Estate               Greenway Plaza Portfolio(1)
Funding  III, IV and V,
L.P.: ("Funding III, IV
and V")

Crescent Real Estate               Canyon Ranch-Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate               Behavioral Healthcare Properties
Funding VII, L.P."
("Funding VII")

---------------------------------------
 (1) Funding III owns the Greenway Plaza Portfolio, except for the central heated and chilled water plant building and Coastal Tower Office Property, both located within Greenway Plaza, which are owned by Funding IV and Funding V, respectively.

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

         Certain reclassifications have been made to previously reported amounts to conform with the current presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and would have had no material impact on the Company's financial statements for the quarter ended March 31, 1999.

3.   EARNINGS PER SHARE

         SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution, while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.


                                                                 For the three months ended March 31,
                                          -----------------------------------------------------------------------------
                                                         1999                                      1998
                                                       --------                                  --------
                                                       Wtd. Avg.     Per Share                   Wtd. Avg.     Per Share
                                          Income        Shares        Amount        Income        Shares        Amount
                                          -------       -------       -------       -------       -------       -------
Basic EPS -
Net income available
     to common shareholders .......       $30,484       124,688       $  0.24       $40,833       118,380       $  0.35
                                                                      =======                                   =======
Effect of dilutive securities:
     Share and unit options .......          --           2,142                        --           4,688
                                          -----------------------------------------------------------------------------
Diluted EPS -
Net income available
     to common shareholders .......       $30,484       126,830       $  0.24       $40,833       123,068       $  0.33
                                          =======       =======       =======       =======       =======       =======


4. SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS:


                                                                               FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                             -------------------------
                                                                                1999           1998
                                                                             -----------     ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid ........................................................       $  48,793       $  39,854

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
Conversion of operating partnership units to common shares
   with resulting reduction in minority interest and increases
   in common shares and additional paid-in capital ...................           1,403           3,352
Issuance of operating partnership units in conjunction with
   settlement of an obligation .......................................            --             8,522
Unrealized loss on available-for-sale securities .....................           2,678            --
Forward Share Purchase Agreement Return ..............................           2,152            --

5.   SEGMENT REPORTING:

         Beginning with the year ended December 31, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company currently has five major operating segments: the Office and Retail Segment; the Hospitality Segment; the Refrigerated Storage Segment; the Residential Development Segment and the Behavioral Healthcare Segment. Therefore, operating segments for SFAS No. 131 were determined on the same basis. Management organizes the segments within the Company based on property type for making operating decisions and assessing performance.

         The Company uses Funds from Operations ("FFO") as the measure of segment profit or loss. FFO, based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income (loss) (determined in accordance with Generally Accepted Accounting Principles, "GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance of an equity REIT, and therefore for the operating segments contained therein. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REITs because these REITs may not apply the definition of FFO in the same manner as the Company.

         Selected financial information related to each segment for the three months ended March 31, 1999 and 1998 is presented below.


                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                                           1999                 1998
                                                                        ------------        ------------
REVENUES:
     Office and Retail Segment                                          $    150,022        $    126,428
     Hospitality Segment                                                      15,404              12,874
     Behavioral Healthcare Segment                                            13,823              13,823
     Refrigerated Storage Segment                                               --                  --
     Residential Development Segment                                            --                  --
     Corporate and other                                                       6,498               8,024
                                                                        ------------        ------------
     TOTAL CONSOLIDATED REVENUE                                         $    185,747        $    161,149
                                                                        ============        ============

     FUNDS FROM OPERATIONS:
          Office and Retail Segment                                     $     89,107        $     74,046
          Hospitality Segment                                                 15,198              12,625
          Behavioral Healthcare Segment                                       13,823              13,823
          Refrigerated Storage Segment                                         8,280               5,962
          Residential Development Segment                                     13,300               9,554
          Corporate and other adjustments:
              Interest expense                                               (42,481)            (34,283)
              Preferred stock dividends                                       (3,375)             (1,575)
              Other                                                            3,179               6,539
              Corporate G & A                                                 (4,114)             (3,147)
                                                                        ------------        ------------
          TOTAL FUNDS FROM OPERATIONS                                   $     92,917        $     83,544
                                                                        ------------        ------------

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO
CONSOLIDATED NET INCOME BEFORE MINORITY INTEREST:
      Depreciation and amortization of real estate assets               $    (32,877)       $    (26,051)
      Settlement of merger dispute                                           (15,000)               --
      Minority interests in joint ventures                                       245                 400
      Adjustment for investments in real estate
          mortgages and equity of unconsolidated companies:
          Office and Retail Segment                                           (1,732)             (1,425)
          Refrigerated Storage Segment                                        (2,571)             (5,893)
          Residential Development Segment                                     (4,671)             (4,979)
          Corporate and other                                                    (26)                (17)
      Preferred stock dividends                                                3,375               1,575
                                                                        ------------        ------------
      CONSOLIDATED NET INCOME BEFORE MINORITY INTEREST                  $     39,660        $     47,154
                                                                        ============        ============

EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES:
      Office and Retail Segment                                         $      1,961        $      1,201
      Hospitality Segment                                                       --                  --
      Behavioral Healthcare Segment                                             --                  --
      Refrigerated Storage Segment                                             5,709                  69
      Residential Development Segment                                          8,629               4,575
      Corporate and other                                                        307                --
                                                                        ------------        ------------
      TOTAL EQUITY IN NET INCOME OF UNCONSOLIDATED
      COMPANIES                                                         $     16,606        $      5,845
                                                                        ============        ============

IDENTIFIABLE ASSETS:
      Office and Retail Segment                                         $  3,212,881        $  3,019,977
      Hospitality Segment                                                    452,362             411,861
      Behavioral Healthcare Segment                                          383,389             384,870
      Refrigerated Storage Segment                                           281,436             155,012
      Residential Development Segment                                        275,720             298,821
      Corporate and other                                                    390,017             321,187
                                                                        ------------        ------------
      TOTAL IDENTIFIABLE ASSETS                                         $  4,995,805        $  4,591,728
                                                                        ============        ============

         Crescent Operating, Inc. and its subsidiaries ("COI") and Charter Behavioral Health Systems, LLC ("CBHS") are the largest single lessees of the Company in terms of total rental revenues derived through their leases. Total rental revenues from each of COI and CBHS for the quarter ended March 31, 1999 were approximately 8% of the Company's total rental revenues. COI was the primary lessee of the Hotel Properties for the quarter ended March 31, 1999, and CBHS was the sole lessee of the Behavioral Healthcare Properties during that period.

6. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

        The following is a summary of the Company's ownership in significant unconsolidated companies:


                                                                                            COMPANY'S OWNERSHIP
                ENTITY                                CLASSIFICATIONS                       AS OF MARCH 31, 1999
----------------------------------------    -------------------------------------    -----------------------------------
Desert Mountain Development Corporation        Residential Development Corporation                  95%(1)
Houston Area Development Corp.                 Residential Development Corporation                  94%(1)
The Woodlands Land Company, Inc.               Residential Development Corporation                  95%(1)
Crescent Development Management Corp.          Residential Development Corporation                  90%(1)
Mira Vista Development Corp.                   Residential Development Corporation                  94%(1)
Crescent CS Holdings Corp.                     Crescent Subsidiary                                  99%(2)
Crescent CS Holdings II Corp.                  Crescent Subsidiary                                  99%(2)
The Woodlands Commercial
    Properties Company, L.P.                   Other (various commercial properties)                42.5%
Main Street Partners, L.P.                     Other (office property - Bank One Center)            50%

---------------------
(1) See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Residential Development Properties Table included in that section for the Residential Development Corporation's ownership interest in the Residential Development Properties.
(2) The Crescent Subsidiaries have a 40% interest in three partnerships each of which owns one or more corporations or limited liability companies. Accordingly, each of the Crescent Subsidiaries has an indirect 40% interest in the Refrigerated Storage Properties. This percentage reflects the restructuring, effective March 12, 1999, of the Company's investment in the Refrigerated Storage Properties, as described in Note 10.

The Company reports its share of income and losses based on its ownership interest in the respective equity investments. The following summarized information for all unconsolidated companies has been presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Refrigerated Storage Corporations," and "Other," as applicable, as of March 31, 1999.


 BALANCE SHEETS AT MARCH 31, 1999:
                                                   RESIDENTIAL      REFRIGERATED
                                                   DEVELOPMENT        STORAGE
                                                  CORPORATIONS      CORPORATIONS        OTHER
                                                  ------------      ------------      ----------
Real estate, net ...............................    $  633,113       $1,275,459       $  472,264
Cash ...........................................        17,573             --             28,661
Other assets ...................................       162,179          138,964           62,691
                                                    ----------       ----------       ----------
    Total Assets ...............................    $  812,865       $1,414,423       $  563,616
                                                    ==========       ==========       ==========

Notes payable ..................................    $  321,121       $  602,298       $  273,291
Notes payable to the Company ...................       157,335             --             15,668
Other liabilities...............................       116,444          154,539           14,940
Equity .........................................       217,965          657,586          259,717
                                                    ----------       ----------       ----------
     Total Liabilities and Equity ..............    $  812,865       $1,414,423       $  563,616
                                                    ==========       ==========       ==========
Company's investments in real estate
  mortgages and equity of uncon-
  solidated companies ..........................    $  275,720       $  281,436       $  185,542
                                                    ==========       ==========       ==========




 SUMMARY STATEMENTS OF OPERATIONS:


                                                              FOR THE THREE MONTHS ENDED
                                                                    MARCH 31, 1999
                                                   ----------------------------------------------
                                                    RESIDENTIAL      REFRIGERATED
                                                    DEVELOPMENT        STORAGE
                                                   CORPORATIONS      CORPORATIONS        OTHER
                                                   ------------      ------------     -----------
     Total revenues ............................    $   90,213       $  140,454       $   25,289
     Expenses:
        Operating expense ......................        69,887           99,632            9,719
        Interest expense .......................           711           11,335            4,431
        Depreciation & Amortization ............         2,424           15,178            4,216
        Taxes ..................................         5,254              419              (12)
                                                    ----------       ----------       ----------
      Total expenses ...........................        78,276          126,564           18,354
                                                    ----------       ----------       ----------
     Net income ................................    $   11,937       $   13,890       $    6,935
                                                    ==========       ==========       ==========
     Company's equity in net income
        of unconsolidated companies ............    $    7,608       $    5,709       $    3,289
                                                    ==========       ==========       ==========


7.       NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:

                                                                                                    BALANCE AT
The following is a summary of the Company's debt financing at March 31, 1999:                       MARCH 31,
                                                                                                      1999
                                                                                                    -----------
SECURED DEBT
BankBoston Term Note due October 30, 2001, bears interest at the Eurodollar rate plus 325 basis points or the Base Rate (as defined in the Note) plus 100 basis points (at March 31, 1999, the rate was 8.19% based on the Eurodollar rate) with a three-year interest-only term secured by Greenway I and IA, BP
Plaza, Washington Harbour, Bank One Tower, Frost Bank Plaza, Central Park
Plaza, 3333 Lee Parkway, The Addison and Reverchon Plaza Office Properties.................         $320,000


                                                                                                  BALANCE AT
                                                                                                   MARCH 31,
                                                                                                     1999
                                                                                                ---------------
LaSalle Note I bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a
25-year amortization schedule through maturity in August 2027(1), secured by
the Funding I Properties.......................................................                     239,000

Merrill Lynch Promissory Note due September 14, 1999, bears interest at an initial rate of 30-day LIBOR plus 200 basis points (at March 31, 1999, the rate was 6.94%) with an interest-only term, secured by the Houston Center mixed-use
Property complex and the Four Seasons Hotel - Houston..........................                     184,299

LaSalle Note II bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028(2),
secured by the Funding II Properties...........................................                     161,000

LaSalle Note III due July 1999, bears interest at 30-day LIBOR plus a weighted average rate of 2.135% (at March 31, 1999 the rate was 7.07%), subject to a rate cap of 10%, with an interest-only term, secured by the Funding III, IV and
V Properties...................................................................                     115,000

Chase Manhattan Note due September 30, 2001, bears interest at 30-day LIBOR plus an average rate of 1.75% (at March 31, 1999, the rate was 6.69%) with an interest-only term, secured by the Fountain Place Office
Property.......................................................................                      97,123

CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City Center
Hotel Property.................................................................                      63,500

Metropolitan Life Note II due December 2002, bears interest at 6.93% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Energy Centre Office
Property.......................................................................                      44,183

Metropolitan Life Note III due December 1999, bears interest at 7.74% with an interest-only term, secured by the Datran Center Office
Property.......................................................................                      40,000

Northwestern Note due January 2003, bears interest at 7.65% with an interest-only term, secured by the 301 Congress Avenue Office
Property.......................................................................                      26,000

Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule, secured by five of The Woodlands Office
Properties.....................................................................                      11,692

Nomura Funding VI Note bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in
July 2020(3), secured by the Funding VI
Property.......................................................................                       8,567

Metropolitan Life Note IV due December 1999, bears interest at 7.11% with monthly principal and interest payments based on a 15-year amortization schedule, secured by the Datran Center Office
Property.......................................................................                       6,681

Rigney Note due June 2012, bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization schedule, secured by a parcel
of land........................................................................                         747


                                                                                                     BALANCE AT
                                                                                                      MARCH 31,
                                                                                                        1999
                                                                                                    --------------
UNSECURED DEBT
Line of Credit with BankBoston, N.A. ("BankBoston") ("Credit Facility") (see
description of Credit Facility
below).........................................................................                         634,480

2007 Notes bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due September
2007(4)........................................................................                         250,000


2002 Notes bear interest at a fixed rate of 7.00% with a five-year interest-only term, due September
2002(4).......................................................................                          150,000
                                                                                                     ----------
     Total Notes Payable.......................................................                      $2,352,272
                                                                                                     ==========

------------------------------------------------
 (1) In August 2007, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,000.
 (2) In March 2006, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,000.
 (3) The Company has the option to defease the note, by purchasing Treasury obligations in an amount sufficient to pay the note, without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty.
 (4) The notes were issued in an offering registered with the Securities and Exchange Commission ("SEC").

         The combined aggregate principal amounts, either at maturity or in the form of scheduled principal installments due pursuant to borrowings under the Credit Facility and other indebtedness of the Company, are as follows:


                                              (In Thousands)
1999 ........................................  $  346,928
2000 ........................................     635,839
2001 ........................................     429,181
2002 ........................................     215,655
2003 ........................................      72,201
Thereafter ..................................     652,468
                                               ----------
                                               $2,352,272
                                               ==========

CREDIT FACILITY

         On June 30, 1998, the Credit Facility was increased to $850,000 (currently limited to $750,000 of borrowing capacity, subject to increase based upon certain events) to enhance the Company's financial flexibility in making new real estate investments. The interest rate on advances under the Credit Facility is the Eurodollar rate plus 137 basis points. As of March 31, 1999, the interest rate was 6.31%. The Credit Facility is unsecured and expires in June 2000. In connection with the refinancing of a BankBoston term note, the Company used $90,000 of the net proceeds of the refinancing to purchase a 12% participation interest from BankBoston in the Credit Facility. As a result, the Company's borrowing capacity under the Credit Facility is currently limited to $660,000. The Credit Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. As of March 31, 1999, the Company was in compliance with all covenants.

8.   MINORITY INTEREST:

         Minority interest represents (i) the limited partnership interests owned by limited partners in the Operating Partnership ("units"), and (ii) joint venture interests held by third parties. Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent Equities' percentage interest in the Operating Partnership increases. During the three months ended March 31, 1999, there were 42,097 units exchanged for 84,194 common shares of Crescent Equities.

9.   SHAREHOLDERS' EQUITY:

COMMON SHARE ISSUANCE

         On March 25, 1999, the Company issued an additional 12,356 common shares to the former holder of the Series B Preferred Shares in settlement of a dispute regarding the calculation of the conversion rate used in the conversion, on November 30, 1998, of the Series B Preferred Shares into the Company's common shares.

FORWARD SHARE PURCHASE AGREEMENT

         On August 12, 1997, the Company entered into two transactions with with affiliates of the predecessor of UBS AG ("UBS"). In one transaction, the Company sold 4,700,000 common shares to UBS for approximately $148,000 and received approximately $145,000 in net proceeds. In the other transaction, the Company entered into a forward share purchase agreement (the "Forward Share Purchase Agreement") with UBS. On August 11, 1998, the Company paid a fee of approximately $3,000 to UBS in connection with the exercise by the Company and UBS of the right to extend the term of the Forward Share Purchase Agreement until August 12, 1999.

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

         On February 18, 1999, the Company delivered cash collateral of approximately $14,700 in lieu of the issuance of additional common shares, as permitted under the Forward Share Purchase Agreement, as a result of a decline in the market price of the common shares. (See Note 12, Subsequent Events).

         At March 31, 1999, this instrument was anti-dilutive using both the Company's average share price for the quarter and the closing price on March 31, 1999. Therefore, no additional common shares were included in the calculation of diluted earnings per share for the three months ended March 31, 1999.

         To the extent that the Company is obligated, as a result of a further decline in the market price of the common shares, to issue additional common shares in the future under the terms of the Forward Share Purchase Agreement, the issuance will result in a reduction of the Company's net income per common share and net book value per common share.

DISTRIBUTIONS

Common Shares

         On February 17, 1999, the Company paid a cash dividend on its common shares and unitholder distribution of $75,707, or $.55 per share and equivalent unit to shareholders and equivalent unitholders of record on January 27, 1999. The dividend represented an annualized dividend of $2.20 per share and equivalent unit.

Preferred Shares

         On February 16, 1999, the Company paid a cash dividend on its Series A Preferred Shares of $3,375, or $.422 per share, to shareholders of record on January 29, 1999. The dividend represented an annualized dividend of $1.69 share.

10.      INVESTMENTS

         Effective March 12, 1999, the Company, Vornado Realty Trust ("Vornado"), the Refrigerated Storage Partnerships, the Refrigerated Storage Corporations (including all affiliated entities that owned any portion of the business operations of the Refrigerated Storage Properties at that time) and COI restructured their investment in the Refrigerated Storage Properties (the "Restructuring"). In the Restructuring, the Refrigerated Storage Corporations (including all affiliated entities that owned any portion of the business operations of the Refrigerated Storage Properties) sold their ownership of the business operations to a newly formed partnership (the "Refrigerated Storage Operating Partnership") owned 60% by Vornado Operating L.P. and 40% by a newly formed subsidiary of COI, in consideration of the payment of $48,700 by the Refrigerated Storage Operating Partnership. The Refrigerated Storage Operating Partnership, as lessee, entered into triple-net master leases of the Refrigerated Storage Properties with certain of the Refrigerated Storage Corporations. Each of the Refrigerated Storage Properties is subject to one or more of the leases, each of which has an initial term of 15 years, subject to two, five-year renewal options. The leases provide for an aggregate annual base rental rate of $123,000 for the first through fifth lease years, $126,000 for the sixth through 10th lease years and $130,500 for the 11th through 15th lease years, plus percentage rent based on the gross revenues received from customers at the Refrigerated Storage Properties above a specified amount.

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

         In addition, in connection with the Restructuring and also effective in March 1999, the Company purchased from COI an additional 4% nonvoting interest in each of the Crescent Subsidiaries for an aggregate purchase price of $13,200. As a result, the Company holds an indirect 39.6% interest in the Refrigerated Storage Partnerships and COI holds an indirect .4% interest in the Refrigerated Storage Partnerships. The Company also granted COI an option to require the Company to purchase COI's remaining 1% interest in each of the Crescent Subsidiaries at such time as the purchase would not, in the opinion of counsel to the Company, adversely affect the status of Crescent Equities as a REIT, for an aggregate price, payable by the Company, of approximately $3,300.

         In connection with these transactions, the Company established a new line of credit in the principal amount of $19,500 available to COI at an interest rate of 9% per annum.

11.  PENDING INVESTMENT

         On December 8, 1998, Tower Realty Trust ("Tower"), Reckson Associates Realty Corporation ("Reckson"), and Metropolitan Partners, LLC ("Metropolitan") entered into a revised agreement and plan of merger that superseded the merger agreement to which the Company was a party at that time, under which Metropolitan has agreed to acquire Tower for a combination of cash and Reckson exchangeable Class B common shares. The Company, Reckson and Metropolitan have agreed that the Company's investment in Metropolitan will be an $85,000 preferred member interest in Metropolitan. The investment will have a cash flow preference of 7.5% for a two-year period and may be redeemed by Metropolitan within the two-year period for $85,000, plus an amount sufficient to provide a 9.5% internal rate of return to the Company. If Metropolitan does not redeem the preferred interest upon expiration of the two-year period, the Company may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson at a conversion price of $24.61.

         In connection with the revised agreement, the Company contributed $10,000 of the $85,000 required capital contribution to Metropolitan in December 1998 and agreed to make the additional $75,000 capital contribution to Metropolitan when all of the conditions to the funding have been met, which is expected to occur in the second quarter of 1999.

12.  SUBSEQUENT EVENTS:

DISTRIBUTIONS

Common Shares

         On April 5, 1999, the Company declared a cash dividend on its commons shares and unitholder distribution of $76,494, or $.55 per share and equivalent unit to shareholders and equivalent unitholders of record on April 27, 1999. The dividend represents an annualized dividend of $2.20 per share and equivalent unit and is payable on May 18, 1999.

Preferred Shares

         On April 15, 1999, the Company declared a cash dividend on its Series A Preferred Shares of $3,376 or $.422 per share to shareholders of record on April 30, 1999. The dividend represents an annualized dividend of $1.69 per share and is payable on May 14, 1999.

STATION CASINOS, INC. ("STATION")

         On April 14, 1999, the Company and Station entered into an agreement (the "Settlement Agreement") for the mutual settlement and release of all claims between the Company and Station arising out of the Agreement and Plan of Merger between the Company and Station, which the Company terminated in August 1998. As part of the Settlement Agreement, the Company paid $15,000 to Station on April 22, 1999, which had been accrued by the Company at March 31, 1999.

FORWARD SHARE PURCHASE AGREEMENT

         On April 29, 1999, the Company issued 747,598 common shares to UBS, in substitution for the $14,700 cash collateral which the Company delivered on February 18, 1999 in lieu of common shares.

INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES

         On April 29, 1999, a partnership in which Crescent Development Management Corp. ("CDMC") has a 64% economic interest, finalized the purchase of "The Commons", a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado. Currently, it is contemplated that the project will include both sale and rental units at multiple price points. An adjacent 28 acres is expected to be commercially developed by another firm, thus providing a major mixed-use community adjacent to the lower downtown area of Denver. The acreage connects with several major entertainment and recreational facilities including Coors Field (home to the major League Baseball's Colorado Rockies), Elitch Gardens (an amusement park) and the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal and recurring nature. The information herein should be read in conjunction with the more detailed information contained in the Company's Form 10-K for the year ended December 31, 1998. Capitalized terms used but not otherwise defined herein, shall have the meanings ascribed to those terms in the footnotes to the financial statements.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as "believe", "expect" and "may". Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are set forth in the Company's Current Report on Form 8-K/A dated April 17, 1998 and filed May 14, 1999. Among the factors that might cause such a difference are the following: changes in real estate conditions (including rental rates and competing properties); changes in industries in which the Company's principal tenants compete; changes in the financial condition of existing tenants; the Company's ability to timely lease unoccupied square footage and timely release occupied square footage upon expiration; the Company's ability to generate revenues sufficient to meet debt service payments and other operating expenses; financing risks, such as the availability of funds sufficient to service existing debt, changes in interest rates associated with its variable rate debt, the availability of equity and debt financing terms acceptable to the Company, the possibility that the Company's outstanding debt (which requires so-called "balloon" payments of principal) may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and the fact that interest rates under the line of credit held by BankBoston ("Credit Facility") and certain of the Company's other financing arrangements may increase; the concentration of a significant percentage of the Company's assets in Texas; the existence of complex regulations relating to the Company's status as a REIT and the adverse consequences of the failure to qualify as such; changes in general economic conditions; the Company's inability to control its tenants and the management and operation of its Residential Development Properties and the Refrigerated Storage Properties; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"). Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances.

OFFICE AND RETAIL SEGMENT

         Office Property net operating income increased by approximately 10% for the three months ended March 31, 1999, compared to the three months ended March 31, 1998, for the 27.1 million square feet of office properties owned as of January 1, 1998. For these properties, the weighted average occupancy for the three months ended March 31, 1999 was approximately 92%, and the weighted average occupancy for the three months ended March 31, 1998 was approximately 89%.

         For the three months ended March 31, 1999, leases were executed (all of which have commenced or will commence during the next twelve months) renewing or re-leasing 665,000 net rentable square feet of office space at a weighted average full-service rental rate (including expense recoveries) and a funds from operations ("FFO") annual net effective rate (calculated as weighted average full-service rental rate minus Company-paid operating expenses) of $22.61 and $14.07 per square foot, respectively, compared to expiring leases with a weighted average full-service rental rate and an FFO annual net effective rate of $18.79 and $10.29 per square foot, a 20% and 37% increase, respectively. Weighted average full-service rental rates represent base rent after giving effect to free rent and scheduled rent increases that would be taken into account under GAAP and including adjustments for the tenant's share of expenses payable by or reimbursed to the Company ("expense recoveries").

         The leases executed for the three months ended March 31, 1999, all of which have commenced or will commence during the next twelve months, required tenant improvement and leasing costs of $6.61 and $3.09 per square foot, respectively, or $1.41 and $.65 per square foot per year, respectively. The overall office portfolio was approximately 93% leased (based on executed leases) and 91% leased (based on commenced leases) at March 31, 1999.

HOSPITALITY SEGMENT

         Hotel Property rental income, including weighted average base rent and percentage rent for the three months ended March 31, 1999, increased by approximately 11% compared to the three months ended March 31, 1998, for the seven full-service hotel properties and two destination health and fitness resorts owned as of January 1, 1998 (weighted average base rent includes scheduled rent increases that would be taken into account under GAAP).

         For the three months ended March 31, 1999, weighted average occupancy, average daily rate and revenue per available room for all Hotel Properties was 79%, $250 and $196, respectively, compared to 76%, $238 and $179, respectively, for the same period of 1998.

RESIDENTIAL DEVELOPMENT SEGMENT

         The Company owns economic interests in five Residential Development Corporations through the residential development property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, own interests in 13 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties. Management plans to maintain the Residential Development Segment at its current investment level and reinvest returned capital into residential development projects that it expects to achieve comparable rates of return.

         The Woodlands Land Company, Inc. The Woodlands, Texas. For the three months ended March 31, 1999, 511 lots with an average sales price of $49,393 per lot and 8.2 acres of commercial land were sold, compared to 417 lots with an average sales price of $51,569 per lot and 80.4 acres of commercial land, for the same period of 1998.

         Desert Mountain Development Corporation ("Desert Mountain"), Scottsdale, Arizona. For the three months ended March 31, 1999, Desert Mountain sold 36 lots with an average sales price of $435,000 per lot (including club memberships), compared to 52 lots with an average sales price of $329,000 per lot (including club memberships), for the same period of 1998. In the first quarter of 1999, Desert Mountain opened three new villages in Saguaro Forest, an exclusive enclave of approximately 380 residential lots, 105 lots of which were available for sale at an average asking price of $847,000. Currently, there are 51 lot reservations for which contracts are being processed. Approximately 50% of these lots are expected to be sold during the second quarter of 1999.

         Crescent Development Management Corp. ("CDMC"), Beaver Creek, Colorado. For the three months ended March 31, 1999, CDMC's sales from its five active projects were six residential lots, 13 townhomes, two single-family homes, and 4.4 time share units, compared to sales from its one active project of three residential lots for the same period of 1998.

         On April 29, 1999, a partnership in which CDMC has a 64% economic interest, finalized the purchase of "The Commons", a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado. Currently, it is contemplated that the project will include both sale and rental units at multiple price points. An adjacent 28 acres is expected to be commercially developed by another firm, thus providing a major mixed-use community adjacent to the lower downtown area of Denver. The acreage connects with several major entertainment and recreational facilities including Coors Field (home to the major League Baseball's Colorado Rockies), Elitch Gardens (an amusement park) and the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets).

         Mira Vista Development Corp. ("Mira Vista"), Fort Worth, Texas. For the three months ended March 31, 1999, Mira Vista sold eight lots with an average sales price of $132,000 per lot, compared to 11 lots with an average sales price of $93,000 per lot, for the same period of 1998.

         Houston Area Development Corp. ("Houston Area Development"), Houston, Texas. For the three months ended March 31, 1999, Houston Area Development sold 46 lots with an average sales price of $27,000 per lot, compared to 24 lots with an average sales price of $28,000 per lot, for the same period of 1998.

REFRIGERATED STORAGE SEGMENT

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Refrigerated Storage Corporations for the three months ended March 31, 1999, increased approximately 1% compared to the same period of 1998 for the 459.0 million cubic feet (19.0 million square feet) of comparable properties. Effective March 12, 1999, pursuant to the Restructuring, the Company ceased to own any interest in the business operations associated with the Refrigerated Storage Properties, although the Company continues to own the related real estate assets directly or indirectly. See Note 10 to the Financial Statements included in Item 1. In connection with the Restructuring, the Company purchased an additional 4% nonvoting interest in each of the Crescent Subsidiaries for an aggregate purchase price of $13.2 million. Management believes that in addition to cash flows and net income, EBITDA is a useful financial performance measurement for assessing the operating performance of the Refrigerated Storage Properties. EBITDA does not represent net income or cash flows from operating, financing and investing activities as defined by GAAP.

BEHAVIORAL HEALTHCARE SEGMENT

         For the three months ended March 31,1999, the Company received rental payments of $11.0 million from CBHS as required under its lease with CBHS. The Company recognizes rent on a straight-line basis, resulting in a deferred rent receivable balance due from CBHS of approximately $22.7 million at March 31, 1999. Management will continue to evaluate the business, financial condition and results of operations of CBHS in connection with the collectibility of the deferred rent receivable balance.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provided that all derivative instruments should be recognized as either assets or liabilities, depending on the rights or obligations under the contract and that all derivative instruments should be measured at fair value. This pronouncement will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and would have had no material impact on the Company's financial statements for the quarter ended March 31, 1999.

                             RESULTS OF OPERATIONS

         The following table sets forth the Company's financial data as a percent of total revenues for the three months ended March 31, 1999 and 1998. See Item 1. Financial Statements, Note 5 to the Company's Consolidated Financial Statements for financial information about industry segments.



                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                --------------------------------------------
                                                      1999            1998
                                                     -------         -------
REVENUES
   Office and retail properties                         80.8%           78.5%
   Hotel properties                                      8.3%            8.0%
   Behavioral healthcare properties                      7.4%            8.5%
   Interest and other income                             3.5%            5.0%
                                                     -------         -------
      TOTAL REVENUES                                   100.0%          100.0%
                                                     -------         -------

EXPENSES
   Operating expenses                                   34.7%           33.9%
   Corporate general and administrative                  2.2%            2.0%
   Interest expense                                     22.9%           21.3%
   Amortization of deferred financing costs              1.7%            0.7%
   Depreciation and amortization                        18.1%           16.5%
   Settlement of merger dispute                          8.0%           --
                                                     -------         -------
      TOTAL EXPENSES                                    87.6%           74.4%
                                                     -------         -------
Operating income                                        12.4%           25.6%

OTHER INCOME
     Equity in net income of unconsolidated
     companies:
       Refrigerated storage corporations                 3.1%            0.2%
       Residential development corporations              4.1%            2.8%
       Other                                             1.8%            0.7%
                                                     -------         -------
      TOTAL OTHER INCOME                                 9.0%            3.7%
                                                     -------         -------

 INCOME BEFORE MINORITY INTERESTS                       21.4%           29.3%
   Minority interests                                   (2.0%)          (3.0%)
                                                     -------         -------

NET INCOME                                              19.4%           26.3%

PREFERRED SHARE DIVIDENDS                               (1.8%)          (1.0%)

FORWARD SHARE PURCHASE
   AGREEMENT RETURN                                     (1.2%)          --
                                                     -------         -------

NET INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                                         16.4%           25.3%
                                                     =======         =======

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 1998

REVENUES

         Total revenues increased $24.6 million, or 15.3%, to $185.7 million for the three months ended March 31, 1999, as compared to $161.1 million for the three months ended March 31, 1998.

         The increase in Office and Retail Property revenues of $23.6 million, or 18.7%, compared to the three months ended March 31, 1998, is attributable to:

            o the acquisition of three Office Properties subsequent to March 31, 1998, resulting in $5.4 million of incremental revenues;

            o the acquisition of six Office Properties during the first quarter of 1998, which contributed revenues for a full quarter in 1999, as compared to a partial quarter in 1998, resulting in $6.2 million in incremental revenues; and

            o increased revenues of $12.0 million from the 80 Office and Retail Properties acquired prior to January 1, 1998, primarily as a result of rental rate and occupancy increases at these Properties.

         The increase in Hotel Property revenues of $2.5 million, or 19.4%, compared to the three months ended March 31, 1998, is attributable to:

            o the acquisition of one golf course affiliated with one of the Hotel Properties subsequent to March 31, 1998, resulting in $0.5 million of incremental revenues;

            o the acquisition of one Hotel Property during the first quarter of 1998, which contributed revenues for a full quarter in 1999, as compared to a partial quarter in 1998, resulting in $0.6 million in incremental revenues; and

            o increased revenues of $1.4 million from the eight Hotel Properties acquired prior to January 1, 1998, primarily as a result of an increase in base rents of $.6 million pursuant to lease amendments entered into in connection with contributions made by the Company for capital improvements at some of the Hotel Properties and an increase in percentage rent of $.8 million.

         The decrease in interest and other income of $1.5 million, or 18.8%, compared to the three months ended March 31, 1998, is primarily attributable to the sale of marketable securities in the first quarter of 1998. No such sales were made during the three months ended March 31, 1999.

EXPENSES

         Total expenses increased $42.9 million, or 35.8%, to $162.7 million for the three months ended March 31, 1999, as compared to $119.8 million for the three months ended March 31, 1998.

         The increase in rental property operating expenses of $9.7 million, or 17.8%, compared to the three months ended March 31, 1998, is attributable to:

            o the acquisition of three Office Properties subsequent to March 31, 1998, resulting in $2.3 million of incremental expenses;

            o the acquisition of six Office Properties during the first quarter of 1998, which incurred expenses for a full quarter in 1999, as compared to a partial quarter in 1998, resulting in $2.2 million of incremental expenses; and

            o increased expenses of $5.2 million from the 80 Office and Retail Properties acquired prior to January 1, 1998, primarily as a result of occupancy increases at these Properties.

         The increase in depreciation and amortization expense of $7.0 million, or 26.3%, compared to the three months ended March 31, 1998, is primarily attributable to the acquisition during 1998 of nine Office Properties.

         The increase in interest expense of $8.2 million, or 23.9%, compared to the three months ended March 31, 1998, is primarily attributable to:

            o $0.9 million of interest payable under the Metropolitan Life Notes III and IV, which were assumed in connection with the acquisition of the Datran Center Office Property in May 1998;

            o $3.2 million of interest payable under the promissory note payable to Merrill Lynch International issued in conjunction with the termination of the equity swap agreement with Merrill Lynch International on September 30, 1998; and

            o $3.5 million of incremental interest payable due to draws under the Credit Facility and term loans with BankBoston (average balance outstanding on the Credit Facility for the three months ended March 31, 1999 and 1998 was $642.1 million and $439.8 million, respectively).

         All of these financing arrangements were used to fund investments and provide working capital.

         An additional increase in expenses of $15.0 million is attributable to non-recurring costs associated with the settlement of litigation relating to the merger agreement entered into in January 1998 between the Company and Station.

EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES

         Equity in net income of unconsolidated companies increased $10.8 million, or 186.2%, to $16.6 million for the three months ended March 31, 1999, as compared to $5.8 million for the three months ended March 31, 1998.

         The increase is primarily attributable to:

            o an increase in equity in net income of the Refrigerated Storage Corporations of $5.6 million, or 100%, compared to 1998, primarily as a result of the acquisitions by one of the Refrigerated Storage Partnerships of 9 and 5 Refrigerated Storage Properties and the associated operations in June 1998 and July 1998, respectively.

            o an increase in equity in net income of the Residential Development Corporations of $3.0 million, or 66.3%, compared to the three months ended March 31, 1998, primarily as a result of the increased sales activity at CDMC, which resulted in $2.2 million of incremental equity in net income to the Company; and

            o an increase in equity in net income of other unconsolidated companies of $2.1 million, or 173.8%, compared to 1998, primarily as a result of the increased operating income at The Woodlands Commercial Properties Company, L.P. ("Woodlands CPC"), which resulted in $1.5 million of incremental equity in net income to the Company. The Woodlands CPC operating income is primarily attributable to a sale of land assets and an increase in operating income attributable to the acquisition of one office building and development of one office building subsequent to March 31, 1998.

                        LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $76.6 million and $110.3 million at March 31, 1999 and December 31, 1998, respectively. This 30.6% decrease is attributable to $60.2 million and $13.8 million used in financing and investing activities, respectively, partially offset by $40.4 million of cash provided by operating activities.

FINANCING ACTIVITIES

         The Company's use of cash for financing activities of $60.2 million is primarily attributable to:

            o     net payments under the Credit Facility of $25.5 million;

            o distributions paid to common shareholders and unitholders of $75.7 million;

            o     distributions paid to preferred shareholders of $3.4 million;
                  and

            o posting of cash collateral in connection with the Forward Share Purchase Agreement of $14.7 million.

         The use of cash for financing activities is partially offset by:

            o     net borrowings under short-term facilities of $59.6 million.

INVESTING ACTIVITIES

         The Company's use of cash for investing activities of $13.8 million is primarily attributable to:

            o $14.7 million for recurring and non-recurring tenant improvement and leasing costs for the Office and Retail Properties;

            o $3.3 million for capital expenditures on rental properties, primarily attributable to non-recoverable building improvements for the Office and Retail Properties, and replacement of furniture, fixtures and equipment for the Hotel Properties;

            o     $2.5 million for the development of investment properties;

            o $7.4 million for increased investments in unconsolidated companies; and

            o $1.5 million attributable to increased restricted cash and cash equivalents.

         The use of cash for investing activities is partially offset by:

            o $14.0 million in return of investment received from the Residential Development Corporations and

            o $1.6 million inflow from a decrease in notes receivable primarily due to payment of principal on notes receivable from COI.

OPERATING ACTIVITIES

         The Company's cash provided by operating activities of $40.4 million is primarily attributable to:

            o     $70.2 million from Property operations;

            o     $3.6 million from minority interests;

            o $12.5 million from a decrease in restricted cash and cash equivalents; and

            o     $2.9 million from a decrease in other assets.

         The cash provided by operating activities is partially offset by:

            o $39.8 million from decreases in accounts payable, accrued liabilities and other liabilities and

            o $9.0 from equity in earnings in excess of distributions received from unconsolidated companies.

SHELF REGISTRATION STATEMENT

         On October 29, 1997, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the SEC for an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets at such time as it is considered appropriate. As of March 31, 1999, approximately $782.7 million was available under the Shelf Registration Statement for the issuance of securities.

COMMON SHARE ISSUANCE

         On March 25, 1999, the Company issued an additional 12,356 common shares to the former holder of the Series B Preferred Shares in settlement of a dispute regarding the calculation of the conversion rate used in the conversion on November 30, 1998, of the Series B Preferred Shares into the Company's common shares.

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

         The Company currently intends to fulfill its settlement obligations in cash, which will decrease the Company's liquidity and result in an increase in the Company's net income per common share and net book value per common share. The Company has signed a loan application commitment with a group of lenders that provides for the refinancing of the Greenway Plaza office complex. The Company intends to use the excess proceeds of this refinancing to settle the Agreement prior to the expiration date on August 12, 1999. The Company, however, will continue to evaluate its sources of capital and the potential uses of its capital until the time that settlement is required under the Forward Share Purchase Agreement or until such earlier time as it determines to settle the Agreement.

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

         On February 18, 1999, the Company delivered cash collateral of $14.7 million in lieu of the issuance of additional common shares, as permitted under the Forward Share Purchase Agreement as a result of a decline in the market price of the common shares. On April 29, 1999, the Company issued 747,598 common shares to UBS in substitution of the $14.7 million cash collateral.

         At March 31, 1999, the Company had a contingent obligation to issue approximately 804,443 common shares. The Company calculated this number of common shares using the Company's average share price for the quarter ended March 31, 1999 of $21.30. According to the terms of the Forward Share Purchase Agreement, had the Forward Share Purchase Agreement been settled and the closing share price of $21.50 on March 31, 1999 been used, the Company would have had a contingent liability to issue approximately 778,457 common shares. In that event, the Company's net income - diluted per common share would have been $0.24 for the three months ended March 31, 1999 and the net book value per common share outstanding at March 31, 1999 would have been $17.42.

         To the extent that the Company is obligated, as a result of a further decline in the market price of the common shares, to issue additional common shares in the future under the terms of the Forward Share Purchase Agreement, the issuance will result in a reduction of the Company's net income per common share and net book value per common share.

STATION CASINOS, INC.

         On April 14, 1999, the Company and Station entered into the Settlement Agreement providing for the mutual settlement and release of all claims between the Company and Station arising out of the merger agreement between the Company and Station, which the Company terminated in August 1998. As part of the Settlement Agreement, the Company paid $15 million to Station on April 22, 1999.

CAPITAL COMMITMENT

         As of December 8, 1998, Tower, Reckson and Metropolitan entered into a revised agreement and plan of merger that superseded the merger agreement to which the Company was a party at that time. In connection with the revised agreement, the Company made a $10 million capital contribution to Metropolitan in December 1998 and agreed to make an additional $75 million capital contribution to Metropolitan in exchange for an $85 million preferred member interest in Metropolitan. The investment will have a cash flow preference of 7.5% for a two-year period and may be redeemed by Metropolitan within the two-year period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return to the Company. If Metropolitan does not redeem the preferred interest upon expiration of the two-year period, the Company may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson at a conversion price of $24.61.

         The funding by the Company of the additional $75 million capital contribution to Metropolitan and the merger of Tower with Metropolitan are expected to occur in the second quarter of 1999. The Company expects to fund this obligation through cash flow provided by operating activities and additional borrowings.

LIQUIDITY REQUIREMENTS

         The Company has approximately $347 million of secured debt expiring in 1999, consisting primarily of two components. The first component is the $115 million LaSalle Note III maturing in July 1999, which is secured by the Greenway Plaza office complex. The Company has signed a loan application commitment with a group of lenders that provides for the refinancing of Greenway Plaza pursuant to a $280 million, 10-year loan with a fixed interest rate of 7.53%. Based on these terms, the refinancing would permit the Company to repay the existing debt and result in additional loan proceeds of approximately $165 million. The Company currently intends to use the net proceeds to settle the Forward Share Purchase Agreement with UBS. The second component is the $184 million Merrill Lynch Note maturing in September 1999, which is secured by the Houston Center mixed-use Property complex and the Four Seasons Hotel - Houston. The Company is currently in negotiations with lenders to refinance the Merrill Lynch Note pursuant to a loan of $200 million to $240 million, which will result in net proceeds to the Company, after repayment of the Merrill Lynch Note, of between $15 and $55 million. Closing of this loan is expected to occur in approximately 90 days In addition, the Metropolitan Life Notes III and IV, in the aggregate principal amount of approximately $47 million, mature in December 1999. The Company intends to refinance these Notes prior to maturity but does not currently expect to obtain additional loan proceeds in connection with the refinancing.

         The Company expects to meet its other short-term liquidity requirements primarily through cash flow provided by operating activities. The Company believes that cash flow provided by operating activities will be adequate to fund normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring capital expenditures and distributions to shareholders and unitholders, as well as non-recurring capital expenditures, such as tenant improvement and leasing costs related to previously unoccupied space. To the extent that the Company's cash flow from operating activities is not sufficient to finance non-recurring capital expenditures, the Company expects to finance such activities with available cash reserves or, as described above, additional debt financing. The Company also anticipates that it will fund any investments during 1999 primarily with additional debt financing.

         The Company expects to meet its long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. As of March 31, 1999, the Company's long-term liquidity requirements consisted primarily of maturities under the Company's fixed and variable rate debt.

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

                               REIT QUALIFICATION

         The Company intends to maintain its qualifications as a REIT under
Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 95% of its REIT taxable income to its shareholders.

                          DEBT FINANCING ARRANGEMENTS

         The significant terms of the Company's primary debt financing arrangements are shown below (dollars in thousands):

                                                                                                                        BALANCE
                                                     MAXIMUM            INTEREST RATE            EXPIRATION          OUTSTANDING AT
                 DESCRIPTION                        BORROWINGS        AT MARCH 31, 1999             DATE             MARCH 31, 1999
---------------------------------------------     -------------       -----------------        ------------          --------------

 SECURED FIXED RATE DEBT:
   LaSalle Note I                                  $  239,000              7.83%              August 2027(1)         $  239,000
   LaSalle Note II                                    161,000              7.79               March 2028(2)             161,000
   CIGNA Note                                          63,500              7.47               December 2002              63,500
   Metropolitan Life Note I                            11,692              8.88               September 2001             11,692
   Metropolitan Life Note II                           44,183              6.93               December 2002              44,183
   Metropolitan Life Note III                          40,000              7.74               December 1999              40,000
   Metropolitan Life Note IV                            6,681              7.11               December 1999               6,681
   Northwestern Life Note                              26,000              7.65                January 2003              26,000
   Nomura Funding VI Note                               8,567             10.07                July 2020(3)               8,567
   Rigney Promissory Note                                 747              8.50                 June 2012                   747
                                                   ----------            ------                                      ----------
        Subtotal/Weighted Average                  $  601,370              7.75%                                     $  601,370
                                                   ----------            ------                                      ----------

 SECURED CAPPED VARIABLE RATE DEBT(4):
      LaSalle Note III                             $  115,000              7.07%                July 1999            $  115,000
                                                   ----------            ------                                      ----------

 SECURED VARIABLE RATE DEBT(4):
      BankBoston Note                              $  320,000              8.19%               October 2001          $  320,000
      Merrill Lynch Note                              184,299              6.94               September 1999            184,299
      Chase Manhattan Note                             97,123              6.69               September 2001             97,123
                                                   ----------            ------                                      ----------
           Subtotal/Weighted Average               $  601,422              7.56%                                     $  601,422
                                                   ----------            ------                                      ----------

 UNSECURED FIXED RATE DEBT:
   Notes due 2007(5)                               $  250,000              7.50%              September 2007         $  250,000
   Notes due 2002(5)                                  150,000              7.00               September 2002            150,000
                                                   ----------            ------                                      ----------
        Subtotal/Weighted Average                  $  400,000              7.31%                                     $  400,000
                                                   ----------            ------                                      ----------

 UNSECURED VARIABLE RATE DEBT:
   Credit Facility(6)                              $  660,000              6.31%                June 2000            $  634,480
                                                   ----------            ------                                      ----------
     TOTAL/WEIGHTED AVERAGE                        $2,377,792              7.21%                                     $2,352,272
                                                   ==========            ======                                      ==========

-----------------------------------------
(1) In August 2007, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220 million.
(2) In March 2006, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154 million.
(3) The Company has the option to defease the note, by purchasing Treasury obligations in an amount sufficient to pay the note, without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty.
(4) For the method of calculation of the interest rate for the Company's variable rate debt (other than the Credit Facility), see Note 7 of Item 1. Financial Statements.
(5)  The notes were issued in an offering registered with the SEC.
(6) The Credit Facility is unsecured with an interest rate of the Eurodollar rate plus 137 basis points. In connection with the refinancing of a BankBoston term note, the Company used $90 million of the net proceeds of the refinancing to purchase a 12% participation interest from BankBoston in the $750 million Credit Facility. As a result, the Company's borrowing capacity under the Credit Facility is currently limited to $660 million. The Credit Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement.

         The combined aggregate principal amounts, either at maturity or in the form of scheduled principal installments due pursuant to borrowings under the Credit Facility and other indebtedness of the Company, are as follows:

                                                                              (In Thousands)

               1999 ..................................................         $  346,928
               2000 ..................................................            635,839
               2001 ..................................................            429,181
               2002 ..................................................            215,655
               2003 ..................................................             72,201
               Thereafter ............................................            652,468
                                                                               ----------
                                                                               $2,352,272
                                                                               ==========

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

         The Company's debt service coverage ratio for both the three months ended March 31, 1999 and the three months ended March 31, 1998 was approximately 3.2. Debt service coverage for a particular period is generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The most restrictive debt service coverage ratio the Company is required to maintain as stipulated by the Company's debt arrangements and calculated as described above is 1.5. In addition, the Company's Credit Facility requires a debt service coverage ratio (which is calculated in a different manner) of 2.5. Under the calculation required by the Credit Facility, the Company's debt service coverage ratio is 3.5.

                             FUNDS FROM OPERATIONS

         FFO, based on the definition adopted by the Board of Governors of the NAREIT and as used herein, means net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance of an equity REIT. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs, and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the three months ended March 31, 1999 and 1998 were $75.7 and $49.7 million, respectively. An increase in FFO does not necessarily result in an increase in aggregate distributions because the Company's Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary in order to enable the Company to maintain REIT status. However, the Company must distribute 95% of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders and unitholders although not necessarily on a proportionate basis. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net income (loss) and cash flows as reported in the consolidated financial statements and notes thereto. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REITs because these REITs may not apply the definition of FFO in the same manner as the Company.

                       STATEMENTS OF FUNDS FROM OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                ------------------------------------
                                                                                     1999                1998
                                                                                ----------------    ----------------

 Income before minority interest ...........................................         $ 39,660          $ 47,154
 Adjustments:
     Depreciation and amortization of real estate assets ...................           32,877            26,051
     Settlement of merger dispute ..........................................           15,000               --

     Adjustment for investments in real estate mortgages
        and equity of unconsolidated companies .............................            9,000            12,314
     Minority interest in joint ventures ...................................             (245)             (400)
     Preferred stock dividends .............................................           (3,375)           (1,575)
                                                                                     --------          --------

 Funds from operations .....................................................         $ 92,917          $ 83,544
                                                                                     ========          ========

 Investment Segments:
     Office and Retail Segment .............................................         $ 89,107          $ 74,046
     Hospitality Segment ...................................................           15,198            12,625
     Behavioral Healthcare Segment .........................................           13,823            13,823
     Refrigerated Storage Segment ..........................................            8,280             5,962
     Residential Development Segment .......................................           13,300             9,554
     Corporate general & administrative ....................................           (4,114)           (3,147)
     Interest expense ......................................................          (42,481)          (34,283)
     Preferred stock dividends .............................................           (3,375)           (1,575)
     Other(1) ..............................................................            3,179             6,539
                                                                                     --------          --------

 Funds from operations .....................................................         $ 92,917          $ 83,544
                                                                                     ========          ========

--------------------------
(1) Includes interest and other income less depreciation and amortization of non-real assets and amortization of deferred financing costs.

          RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
                             BY OPERATING ACTIVITIES
                             (DOLLARS IN THOUSANDS)


                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                   -----------------------------
                                                                                      1999              1998
                                                                                   -----------       -----------

 Funds from operations .....................................................         $ 92,917          $ 83,544
 Adjustments:
       Depreciation and amortization of non-real estate assets .............              556               345
       Settlement of merger dispute ........................................          (15,000)             --
       Amortization of deferred financing costs ............................            3,069             1,140
       Minority interest in joint ventures profit and depreciation
           and amortization ................................................              459               586
       Adjustment for investments in real estate mortgages
           and equity of unconsolidated companies ..........................           (9,000)          (12,314)
       Change in deferred rent receivable ..................................           (7,529)           (8,809)
       Change in current assets and liabilities ............................          (19,445)          (49,387)
       Equity in earnings in excess of distributions received from
           unconsolidated companies ........................................           (9,019)             --
       Distributions received in excess of equity in earnings from
           unconsolidated companies ........................................             --               6,905
       Preferred share dividends ...........................................            3,375             1,575
       Non-cash compensation ...............................................               20                24
                                                                                     --------          --------
 Net cash provided by operating activities .................................         $ 40,403          $ 23,609
                                                                                     ========          ========

                          OFFICE AND RETAIL PROPERTIES

         The Company's Office Properties are located primarily in Dallas/Fort Worth and Houston, Texas. As of March 31, 1999, the Company's Office Properties in Dallas/Fort Worth and Houston represent an aggregate of approximately 72% of its office portfolio based on total net rentable square feet (39% for Dallas/Fort Worth and 33% for Houston).

OFFICE PROPERTIES TABLES

         The following table sets forth, as of March 31, 1999, certain information about the Company's Office Properties.

                                                                                                                        WEIGHTED
                                                                                                                        AVERAGE
                                                                                                 NET                  FULL-SERVICE
                                                                                               RENTABLE               RENTAL RATE
                                               NO. OF                              YEAR          AREA      PERCENT    PER LEASED
      STATE, CITY, PROPERTY                  PROPERTIES        SUBMARKET         COMPLETED     (SQ. FT.)   LEASED      SQ. FT.(1)
      ---------------------                  ----------        ---------         ---------     ---------   ------     -----------

 TEXAS
  DALLAS
    Bank One Center(2) ...................       1         CBD                         1987     1,530,957     78%       $   22.33
    The Crescent Office Towers ...........       1         Uptown/Turtle Creek         1985     1,204,720     99            30.13
    Fountain Place .......................       1         CBD                         1986     1,200,266     89(5)         19.51
    Trammell Crow Center(3) ..............       1         CBD                         1984     1,128,331     94(5)         26.22
    Stemmons Place .......................       1         Stemmons Freeway            1983       634,381     90            15.12
    Spectrum Center(4) ...................       1         Far North Dallas            1983       598,250     83(5)         23.19
    Waterside Commons ....................       1         Las Colinas                 1986       458,739    100            18.78
    Caltex House .........................       1         Las Colinas                 1982       445,993     97            29.13
    Reverchon Plaza ......................       1         Uptown/Turtle Creek         1985       374,165     93            18.77
    The Aberdeen .........................       1         Far North Dallas            1986       320,629    100            19.27
    MacArthur Center I & II ..............       1         Las Colinas            1982/1986       294,069     98            20.39
    Stanford Corporate Centre ............       1         Far North Dallas            1985       265,507     97            19.21
    The Amberton .........................       1         Central Expressway          1982       255,052     86            13.13
    Concourse Office Park ................       1         LBJ Freeway            1972-1986       244,879     90(5)         14.75
    12404 Park Central ...................       1         LBJ Freeway                 1987       239,103    100            21.67
    Palisades Central II .................       1         Richardson/Plano            1985       237,731     64            17.13
    3333 Lee Parkway .....................       1         Uptown/Turtle Creek         1983       233,769     85(5)         20.85
    Liberty Plaza I & II .................       1         Far North Dallas       1981/1986       218,813     98            15.62
    The Addison ..........................       1         Far North Dallas            1981       215,016    100            18.41
    The Meridian .........................       1         LBJ Freeway                 1984       213,915     91            16.54
    Palisades Central I ..................       1         Richardson/Plano            1980       180,503     83            16.21
    Walnut Green .........................       1         Central Expressway          1986       158,669     66(5)         16.00
    Greenway II ..........................       1         Richardson/Plano            1985       154,329    100            20.39
    Addison Tower ........................       1         Far North Dallas            1987       145,886     84(5)         14.89
    Greenway I & IA ......................       2         Richardson/Plano            1983       146,704    100            23.41
    5050 Quorum ..........................       1         Far North Dallas            1981       133,594     88            16.86
    Cedar Springs Plaza ..................       1         Uptown/Turtle Creek         1982       110,923     90(5)         17.98
    Valley Centre ........................       1         Las Colinas                 1985        74,861     92            16.96
    One Preston Park .....................       1         Far North Dallas            1980        40,525     85(5)         16.68
                                                --                                             ----------     --        ---------
      Subtotal/Weighted Average ..........      30                                             11,460,279     90%       $   21.55
                                                --                                             ----------     --        ---------

  FORT WORTH
    UPR Plaza ............................       1         CBD                         1982       954,895     98%       $   16.67
                                                --                                             ----------     --        ---------

  HOUSTON
   Greenway Plaza Office Portfolio .......      10         Richmond-Buffalo       1969-1982     4,286,277     91%       $   16.77
                                                           Speedway
   Houston Center ........................       3         CBD                    1974-1983     2,764,418     96            15.99
   Post Oak Central ......................       3         West Loop/Galleria     1974-1981     1,277,516     93            16.89
   The Woodlands Office Properties(6) ....      12         The Woodlands          1980-1996       810,630     93            15.94
   BP Plaza ..............................       1         Katy Freeway                1992       561,065    100            18.26
   Three Westlake Park(7) ................       1         Katy Freeway                1983       414,251     99            14.05
   1800 West Loop South ..................       1         West Loop/Galleria          1982       399,777     68            16.98
                                                --                                             ----------     --        ---------
      Subtotal/Weighted Average ..........      31                                             10,513,934     93%       $   16.48
                                                --                                             ----------     --        ---------

  AUSTIN
    Frost Bank Plaza .....................       1         CBD                         1984       433,024     86%(5)    $   20.10
    301 Congress Avenue(8) ...............       1         CBD                         1986       418,338     91            22.25
    Bank One Tower .......................       1         CBD                         1974       389,503     94            17.98
    Austin Centre ........................       1         CBD                         1986       343,665     97            21.27
    The Avallon ..........................       1         Northwest              1993/1997       232,301     93(5)         21.04
    Barton Oaks Plaza One ................       1         Southwest                   1986        99,895     98            21.28
                                                --                                             ----------     --        ---------
        Subtotal/Weighted Average ........       6                                              1,916,726     92%       $   20.51
                                                --                                             ----------     --        ---------

                                                                                                                        WEIGHTED
                                                                                                                        AVERAGE
                                                                                                 NET                  FULL-SERVICE
                                                                                               RENTABLE               RENTAL RATE
                                               NO. OF                              YEAR          AREA      PERCENT    PER LEASED
      STATE, CITY, PROPERTY                  PROPERTIES        SUBMARKET         COMPLETED     (SQ. FT.)   LEASED      SQ. FT.(1)
      ---------------------                  ----------        ---------         ---------     ---------   ------     -----------

 COLORADO
  DENVER
    MCI Tower ..........................          1       CBD                         1982       550,807     99%       $   18.21
    Ptarmigan Place ....................          1       Cherry Creek                1984       418,630     97            17.69
    Regency Plaza One ..................          1       DTC                         1985       309,862     98            22.82
    AT&T Building ......................          1       CBD                         1982       184,581     82            15.05
    The Citadel ........................          1       Cherry Creek                1987       130,652     96            21.30
    55 Madison .........................          1       Cherry Creek                1982       137,176     81            17.89
    44 Cook ............................          1       Cherry Creek                1984       124,174     57(5)         18.19
                                                 --                                            ---------    ---        ---------
        Subtotal/Weighted Average ......          7                                            1,855,882     92%       $   18.84
                                                 --                                            ---------    ---        ---------

  COLORADO SPRINGS
    Briargate Office and Research Center          1       Colorado Springs            1988       252,857     89%(5)    $   16.55
                                                 --                                            ---------    ---        ---------

 LOUISIANA
  NEW ORLEANS
    Energy Centre ......................          1       CBD                         1984       761,500     79%       $   15.36
    1615 Poydras .......................          1       CBD                         1984       508,741     79            15.75
                                                 --                                            ---------    ---        ---------
        Subtotal/Weighted Average ......          2                                            1,270,241     79%       $   15.52
                                                 --                                            ---------    ---        ---------

 FLORIDA
  MIAMI
    Miami Center .......................          1       CBD                         1983       782,686     82%       $   24.39
    Datran Center ......................          2       South Dade/Kendall     1986/1988       472,236     96            23.48
                                                 --                                            ---------    ---        ---------
      Subtotal/Weighted Average ........          3                                            1,254,922     87%       $   24.01
                                                 --                                            ---------    ---        ---------

 ARIZONA
  PHOENIX
    Two Renaissance Square .............          1       Downtown/CBD                1990       476,373     92%(5)    $   23.84
    6225 North 24th Street .............          1       Camelback Corridor          1981        86,451     83            21.77
                                                 --                                            ---------    ---        ---------
        Subtotal/Weighted Average ......          2                                              562,824     91%       $   23.55
                                                 --                                            ---------    ---        ---------

 WASHINGTON, D.C .......................
   WASHINGTON, D.C .....................
      Washington Harbour ...............          2       Georgetown                  1986       536,206     91%(5)    $   35.62
                                                 --                                            ---------    ---        ---------

 NEBRASKA
  OMAHA
    Central Park Plaza .................          1       CBD                         1982       409,850     92%       $   15.53
                                                 --                                            ---------    ---        ---------

 NEW MEXICO
  ALBUQUERQUE
    Albuquerque Plaza ..................          1       CBD                         1990       366,236     95%       $   18.88
                                                 --                                            ---------    ---        ---------

 CALIFORNIA
  SAN FRANCISCO
   160 Spear Street ....................          1       South of Market/CBD         1984       276,420    100%       $   25.71
                                                 --                                            ---------    ---        ---------

  SAN DIEGO
    Chancellor Park(9) .................          1       UTC                         1988       195,733     81%       $   21.09
                                                 --                                            ---------    ---        ---------



 TOTAL/WEIGHTED AVERAGE ................         89                                           31,827,005     91%(5)    $   19.51(10)
                                                 ==                                           ==========    ===        =========

-------------------------------------------

(1) Calculated based on base rent payable as of March 31, 1999, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.
(2) The Company has a 49.5% limited partner interest and a .5% general partner interest in the partnership that owns Bank One Center.
(3) The Company owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building.
(4) The Company owns the principal economic interest in Spectrum Center through an interest in Spectrum Mortgage Associates L.P., which owns both a mortgage note secured by Spectrum Center and the ground lessor's interest in the land underlying the office building.

(5) Leases have been executed at certain Office Properties but had not commenced as of March 31, 1999. If such leases had commenced as of March 31, 1999, the percent leased for Office Properties would have been 93%. The total percent leased for such Properties would have been as follows:
     Fountain Place - 92%; Trammell Crow - 97%; Spectrum Center - 86%; Concourse Office Park - 93%; 3333 Lee Parkway - 91%; Walnut Green - 80%; Addison Tower - 98%; Cedar Springs Plaza - 96%; One Preston Park - 88%; Frost Bank Plaza - 96%; The Avallon - 100%; 44 Cook - 67%; Briargate Office and Research Center - 100%; Two Renaissance Square - 96%; and Washington Harbour - 94%.
(6) The Company has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the 12 Office Properties that comprise The Woodlands Office Properties.
(7) The Company owns the principal economic interest in Three Westlake Park through its ownership of a mortgage note secured by Three Westlake Park.
(8) The Company has a 1% general partner and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.
(9) The Company owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.
(10) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties as of March 31, 1999, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $20.05 .

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables set forth schedules of lease expirations for leases in place as of March 31, 1999 at the Company's total Office Properties and for Dallas and Houston, Texas individually, for each of the ten years beginning with the remainder of 1999, assuming that none of the tenants exercise or have exercised renewal options and excluding an aggregate 2,692,898 square feet of unleased space and 449,868 square feet of leased space for which the leases have not yet commenced.

TOTAL OFFICE PROPERTIES

                                                           NET RENTABLE
                                 NUMBER OF                     AREA
                                TENANTS WITH                REPRESENTED              PERCENTAGE OF LEASED NET
    YEAR OF LEASE                 EXPIRING              BY EXPIRING LEASES          RENTABLE AREA REPRESENTED
     EXPIRATION                    LEASES                 (SQUARE FEET)                 BY EXPIRING LEASES
----------------------          ------------            ------------------          -------------------------

1999..................             505                      2,856,532(2)                     10.0%
2000..................             407                      3,350,233                        11.7
2001 .................             408                      3,928,862                        13.7
2002..................             331                      3,632,218                        12.7
2003..................             289                      2,775,751                         9.7
2004..................             151                      3,255,566                        11.3
2005..................              80                      2,306,574                         8.0
2006..................              31                         730,521                        2.5
2007..................              32                      1,280,927                         4.5
2008..................              30                      1,077,330                         3.8
2009 and thereafter...              35                      3,489,725                        12.1


                                                        PERCENTAGE
                                                         OF TOTAL                    ANNUAL
                                  ANNUAL                  ANNUAL                FULL-SERVICE RENT
                               FULL-SERVICE           FULL-SERVICE RENT             PER SQUARE
                                RENT UNDER              REPRESENTED                FOOT OF NET
    YEAR OF LEASE                EXPIRING               BY EXPIRING               RENTABLE AREA
     EXPIRATION                  LEASES(1)                LEASES                   EXPIRING(1)
----------------------        --------------          -----------------         -----------------

1999..................         $ 52,883,375                 8.8%                       $18.51
2000..................           66,558,575                11.1                         19.87
2001 .................           73,588,293                12.3                         18.73
2002..................           76,094,827                12.7                         20.95
2003..................           54,309,794                 9.1                         19.57
2004..................           67,996,807                11.4                         20.89
2005..................           50,762,020                 8.5                         22.01
2006..................           15,750,386                 2.6                         21.56
2007..................           29,395,884                 4.9                         22.95
2008..................           26,922,437                 4.5                         24.99
2009 and thereafter...           84,636,598                14.1                         24.25


---------------------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.
(2) As of March 31, 1999, leases have been signed for approximately 1,463,000 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after March 31, 1999.

DALLAS OFFICE PROPERTIES

                                                                                               PERCENTAGE
                                         NET RENTABLE                                          OF TOTAL
                                             AREA         PERCENTAGE OF        ANNUAL           ANNUAL          ANNUAL FULL-SERVICE
                            NUMBER OF     REPRESENTED      LEASED NET       FULL-SERVICE    FULL-SERVICE RENT     RENT PER SQUARE
                          TENANTS WITH    BY EXPIRING     RENTABLE AREA      RENT UNDER        REPRESENTED          FOOT OF NET
     YEAR OF LEASE          EXPIRING        LEASES       REPRESENTED BY       EXPIRING        BY EXPIRING          RENTABLE AREA
       EXPIRATION            LEASES      (SQUARE FEET)   EXPIRING LEASES      LEASES(1)          LEASES              EXPIRING(1)
------------------------  ------------   -------------   ---------------   --------------   -----------------   -------------------

 1999 ..................     173            967,690(2)        9.4%           $ 21,361,573         9.2%               $ 22.07
 2000 ..................     155          1,775,413          17.3              37,977,321        16.4                  21.39
 2001 ..................     141          1,170,748          11.4              25,043,404        10.8                  21.39
 2002 ..................      93            965,870           9.4              23,668,889        10.2                  24.51
 2003 ..................      91          1,187,946          11.6              23,544,230        10.2                  19.82
 2004 ..................      42            594,216           5.8              15,165,194         6.5                  25.52
 2005 ..................      18          1,140,886          11.1              24,299,233        10.5                  21.30
 2006 ..................      11            211,122           2.1               5,318,970         2.3                  25.19
 2007 ..................      12            535,353           5.2              13,157,913         5.7                  24.58
 2008 ..................      10            555,065           5.4              13,945,404         6.0                  25.12
 2009 and thereafter....      10          1,158,756          11.3              28,477,615        12.2                  24.58

-----------------------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

(2) As of March 31, 1999, leases have been signed for approximately 482,000 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after March 31, 1999.


HOUSTON OFFICE PROPERTIES

                                                                                               PERCENTAGE
                                         NET RENTABLE                                          OF TOTAL
                                             AREA         PERCENTAGE OF        ANNUAL           ANNUAL          ANNUAL FULL-SERVICE
                            NUMBER OF     REPRESENTED      LEASED NET       FULL-SERVICE    FULL-SERVICE RENT     RENT PER SQUARE
                          TENANTS WITH    BY EXPIRING     RENTABLE AREA      RENT UNDER        REPRESENTED          FOOT OF NET
     YEAR OF LEASE          EXPIRING        LEASES       REPRESENTED BY       EXPIRING        BY EXPIRING          RENTABLE AREA
       EXPIRATION            LEASES      (SQUARE FEET)   EXPIRING LEASES      LEASES(1)          LEASES              EXPIRING(1)
------------------------  ------------   -------------   ---------------   --------------   -----------------   -------------------

1999..............            165         1,186,797(2)        12.2%         $ 17,941,438          10.1%               $ 15.12
2000..............            130           769,349            7.9            12,029,954           6.8                  15.64
2001 .............            130         1,852,755           19.1            30,223,852          17.0                  16.31
2002..............            132         1,066,222           11.0            19,108,982          10.7                  17.92
2003..............             95           811,119            8.3            14,579,420           8.2                  17.97
2004..............             53         1,474,034           15.2            26,884,496          15.1                  18.24
2005..............             16           190,368            2.0             3,638,975           2.0                  19.12
2006..............              9           270,067            2.8             4,849,270           2.7                  17.96
2007..............              5           474,024            4.9             9,329,736           5.2                  19.68
2008..............              7           183,719            1.9             3,223,821           1.8                  17.55
2009 and thereafter            10         1,437,952           14.7            36,132,887          20.4                  25.13

---------------------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.
(2) As of March 31, 1999, leases have been signed for approximately 627,000 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after March 31, 1999.

RETAIL PROPERTIES

         The Company owns seven Retail Properties, which in the aggregate contain approximately 777,000 net rentable square feet. Four of the Retail Properties, The Woodlands Retail Properties, with an aggregate of approximately 356,000 net rentable square feet, are located in The Woodlands, a master-planned development located 27 miles north of downtown Houston, Texas. The Company has a 75% limited partner interest and an approximately 10% indirect general partner interest in the partnership that owns The Woodlands Retail Properties. Two of the Retail Properties, Las Colinas Plaza, with approximately 135,000 net rentable square feet, and The Crescent Atrium with approximately 95,000 net rentable square feet, are located in submarkets of Dallas, Texas. The remaining Retail Property, The Park Shops at Houston Center, with an aggregate of approximately 191,000 net rentable square feet, is located in the CBD submarket of Houston, Texas. As of March 31, 1999, the Retail Properties were 93% leased.

                                HOTEL PROPERTIES

HOTEL PROPERTIES TABLES

         The following table sets forth certain information for the three months ended March 31, 1999 and 1998, about the Company's Hotel Properties. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure their performance based on available guest nights.



                                                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                ------------------------------------------------
                                                                                   AVERAGE           AVERAGE       REVENUE PER
                                                       YEAR                       OCCUPANCY           DAILY         AVAILABLE
                                                    COMPLETED/                       RATE              RATE            ROOM
                                                                                --------------  ----------------  ----------------
HOTEL PROPERTY(1)                 LOCATION          RENOVATED           ROOMS     1999   1998     1999     1998     1999    1998
-----------------                 --------          ---------           -----     ----   ----     ----     ----     ----    ----

FULL-SERVICE/LUXURY HOTELS:
Denver Marriott City Center   Denver, CO            1982/1994          613         79%    81%    $ 121    $ 114    $  96    $  92
Four Seasons Hotel-Houston    Houston, TX              1982            399         68     69       193      179      131      123
Hyatt Regency Albuquerque     Albuquerque, NM          1990            395         68     64       107      102       73       65
Omni Austin Hotel             Austin, TX               1986            324(2)      85     79       130      119      111       94
Hyatt Regency Beaver Creek    Avon, CO                 1989            276         82     78       399      377      327      296
Sonoma Mission Inn & Spa      Sonoma, CA          1927/1987/1997       178(3)      75     72       174      190      131      137
Ventana Country Inn           Big Sur, CA         1975/1982/1988        62         81     28(4)    297      270      242       77(4)
                                                                    ------        ---    ---     -----    -----    -----    -----
    TOTAL/WEIGHTED AVERAGE                                           2,247         76%    73%    $ 179    $ 169    $ 136    $ 124
                                                                    ======        ===    ===     =====    =====    =====    =====

    DESTINATION HEALTH &                                           GUEST NIGHTS
      FITNESS RESORTS:                                             ------------

     Canyon Ranch-Tucson      Tucson, AZ               1980            250(5)
     Canyon Ranch-Lenox       Lenox, MA                1989            212(5)
                                                                      ----
    TOTAL/WEIGHTED AVERAGE                                             462         92%(6) 90%(6) $ 543(7) $ 518(7) $ 483(8) $ 455(8)
                                                                      ====        ===    ===     =====    =====    =====    =====


--------------------------------------
(1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Hotel Properties and has leased all of the Hotel Properties, except the Omni Austin Hotel, to COI pursuant to long term leases. As of January 1, 1999, the Omni Austin Hotel is leased pursuant to a separate long term lease to HCD Austin Corporation, an unrelated third party. (2) As of March 31, 1999, 20 condominiums have been converted to hotel suites and 10 of the parlor rooms have been taken out of commission to be renovated. (3) In February 1999, 20 rooms were taken out of commission during construction of the spa. (4) Temporarily closed from February 1, 1998 through May 1, 1998 due to flooding in the region affecting the roadway passage to the hotel. (5) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night. (6) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period. (7) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period. (8) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

                        REFRIGERATED STORAGE PROPERTIES

REFRIGERATED STORAGE PROPERTIES TABLE

         The following table shows the number and aggregate size of Refrigerated Storage Properties by state as of March 31, 1999:

                                   TOTAL CUBIC        TOTAL                                          TOTAL CUBIC        TOTAL
                  NUMBER OF          FOOTAGE       SQUARE FEET                        NUMBER OF        FOOTAGE       SQUARE FEET
  STATE         PROPERTIES(1)     (IN MILLIONS)   (IN MILLIONS)         STATE       PROPERTIES(1)   (IN MILLIONS)   (IN MILLIONS)
  -----         -------------     -------------   -------------         -----       -------------    -----------    -------------

Alabama               5               9.5               0.4        Mississippi          1                  4.7           0.2
Arizona               1               2.9               0.1        Missouri(2)          2                 37.9           2.2
Arkansas              6              33.1               1.0        Nebraska             2                  4.4           0.2
California           11              32.7               1.2        New York             1                 11.8           0.4
Colorado              2               3.4               0.1        North Carolina       3                  8.5           0.3
Florida               5               7.5               0.3        Oklahoma             2                  2.1           0.1
Georgia               7              44.5               1.6        Oregon               6                 40.4           1.7
Idaho                 2              18.7               0.8        Pennsylvania         2                 27.4           0.9
Illinois              2              11.6               0.4        South Carolina       1                  1.6           0.1
Indiana               1               9.1               0.3        South Dakota         1                  2.9           0.1
Iowa                  2              12.5               0.5        Tennessee            3                 10.6           0.4
Kansas(2)             3              40.2               2.4        Texas                2                  6.6           0.2
Kentucky              1               2.7               0.1        Utah                 1                  8.6           0.4
Maine                 1               1.8               0.2        Virginia             1                  1.9           0.1
Massachusetts         6              15.2               0.7        Washington           6                 28.7           1.1
Minnesota             1               5.9               0.2        Wisconsin            2                 14.0           0.5
                                                                                      ---               ------         -----

                                                                   TOTAL               92                463.4          19.2
                                                                                      ===               ======         =====


-----------------------------
(1) The Company has an indirect 39.6% interest in the Refrigerated Storage Partnerships, each of which owns one or more of the Refrigerated Storage Corporations which, as of March 31, 1999, directly or indirectly owned 92 Refrigerated Storage Properties with an aggregate of approximately 463.4 million cubic feet (19.2 million square feet). The remaining interest in the Refrigerated Storage Partnerships is owned by Vornado (60% of each Refrigerated Storage Partnership) and COI (.4% indirect interest of each Refrigerated Storage Partnership). As a result of the Restructuring, effective March 12, 1999, the Refrigerated Storage Corporations own, but no longer operate, the Refrigerated Storage Properties.
(2) Both Kansas and Missouri have one underground storage facility. These underground facilities in Kansas and Missouri approximate 35.2 million and
     33.1 million cubic feet (2.2 million and 2.1 million square feet), respectively. It is anticipated that the underground facility in Kansas will be closed in 1999.

                       RESIDENTIAL DEVELOPMENT PROPERTIES

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

         The following table sets forth certain information as of March 31, 1999, relating to the Residential Development Properties.


                                                                                                                TOTAL        TOTAL
                                 RESIDENTIAL                                    RESIDENTIAL        TOTAL     LOTS/UNITS   LOTS/UNITS
          RESIDENTIAL            DEVELOPMENT                                    DEVELOPMENT        LOTS/      DEVELOPED     CLOSED
          DEVELOPMENT             PROPERTIES   YPE OF                          CORPORATION'S       UNITS        SINCE       SINCE
         CORPORATION(1)             (RDP)      RDP(2)        LOCATION           OWNERSHIP %       PLANNED     INCEPTION   INCEPTION
         ---------------            -----      ------        --------           -----------       -------     ---------   ---------

Desert Mountain           Desert Mountain        SF        Scottsdale, AZ          93.0%            2,486       2,163        1,813
    Development
    Corp.

The Woodlands             The Woodlands          SF        The Woodlands, TX       42.5%           37,000      20,428       19,241
    Land Company
    Inc.

Crescent                  The Reserve at
    Development               Frisco             SF        Frisco, CO              60.0%              134         134          134
    Management            Villa Montane
    Corp.                     Townhomes          TH        Avon, CO                30.0%               27          27           21
                          Villa Montane
                              Club               TS        Avon, CO                30.0%               38(5)       38           36
                          Villas at Beaver
                               Creek             TH        Avon, CO                30.0%               10          10            9
                          Deer Trail            SFH        Avon, CO                60.0%               16(5)        2            2
                          Buckhorn
                               Townhomes         TH        Avon, CO                60.0%               24(5)        8            8
                          Bear Paw Lodge         CO        Avon, CO                60.0%               53(5)       --           --
                                                                                                   ------      ------       ------
        TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.                                                   302         219          210
                                                                                                   ------      ------       ------

Mira Vista                Mira Vista             SF        Fort Worth, TX         100.00%             710         677          567
    Development           The Highlands          SF        Breckenridge, CO        12.25%             750         292          256
    Corp.                                                                                          ------      ------       ------

        TOTAL MIRA VISTA DEVELOPMENT CORP.                                                          1,460         969          823
                                                                                                   ------      ------       ------

Houston Area              Falcon Point           SF        Houston, TX            100.0%            1,205         556          408
    Development           Spring Lakes           SF        Houston, TX            100.0%              536          93           48
    Corp.                                                                                          ------      ------       ------

        TOTAL HOUSTON AREA DEVELOPMENT CORP.                                                        1,741         649          456
                                                                                                   ------      ------       ------
           TOTAL                                                                                   42,989      24,428       22,543
                                                                                                   ======      ======       ======


                                                     AVERAGE
                            RESIDENTIAL               CLOSED                   RANGE OF
   RESIDENTIAL              DEVELOPMENT             SALE PRICE                 PROPOSED
   DEVELOPMENT              PROPERTIES             PER LOT/ UNIT              SALE PRICES
 CORPORATION(1)                (RDP)                   ($)(3)             PER LOT/UNIT ($)(4)
 ---------------               -----                   ------             -------------------

Desert Mountain           Desert Mountain             431,000              275,000 - 2,775,000
    Development
    Corp.

The Woodlands             The Woodlands                50,000               14,700 -   500,000
    Land Company
    Inc.

Crescent                  The Reserve at
    Development               Frisco                   95,000                     --
    Management            Villa Montane
    Corp.                     Townhomes               905,000              515,000 - 1,700,000
                          Villa Montane
                              Club                     60,000               18,000 -   150,000
                          Villas at Beaver
                               Creek                2,070,000                   2,995,000
                          Deer Trail                2,845,000            2,560,000 - 3,325,000
                          Buckhorn
                               Townhomes            1,088,000              945,000 - 1,850,000
                          Bear Paw Lodge                  N/A            1,495,000 - 1,895,000

        TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.


Mira Vista                Mira Vista                   97,000               50,000 -   265,000
    Development           The Highlands               138,000               55,000 -   250,000
    Corp.
        TOTAL MIRA VISTA DEVELOPMENT CORP.


Houston Area              Falcon Point                 31,000               22,000 -    60,000
    Development           Spring Lakes                 31,000               22,000 -    33,000
    Corp.
        TOTAL HOUSTON AREA DEVELOPMENT CORP.
           TOTAL


-----------------------------------------
(1) The Company has an approximately 94%, 94%, 90%, 95% and 95% ownership interest in Mira Vista Development Corp., Houston Area Development Corp., Crescent Development Management Corp., The Woodlands Land Company, Inc., and Desert Mountain Development Corporation, respectively, through ownership of non-voting common stock in each of these Residential Development Corporations.
(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); TS (Timeshare); and SFH (Single Family Homes).
(3)  Based on Lots/Units closed during the Company's ownership period.
(4)  Based on existing inventory of developed lots and lots to be developed.
(5) As of March 31, 1999, 1 unit was under contract at Villa Montane Club representing $0.7 million in sales, 9 units were under contract at Deer Trail representing $26.9 million in sales, 13 units were under contract at Buckhorn Townhomes representing $20.7 million in sales, and 25 units were under contract at Bear Paw Lodge representing $34.7 million in sales.

                        BEHAVIORAL HEALTHCARE PROPERTIES

BEHAVIORAL HEALTHCARE PROPERTIES TABLE

         The following table shows the number of properties and beds by state of the 88 Behavioral Healthcare Properties as of March 31, 1999:

                     NUMBER OF       NUMBER OF                              NUMBER OF         NUMBER OF
      STATE        PROPERTIES(1)       BEDS                    STATE      PROPERTIES(1)         BEDS
      -----        -------------       ----                    -----      -------------         ----

Alabama                  1               70         Mississippi                 2                 217
Arkansas                 2              109         North Carolina              4                 410
Arizona                  2              170         New Hampshire               2                 100
California               8              649         New Jersey                  1                 150
Delaware                 1               72         Nevada                      1                  84
Florida                 12              648         Pennsylvania                1                 169
Georgia                 15              986         South Carolina              3                 248
Indiana                  7              517         Tennessee                   1                 204
Kansas                   2              160         Texas                       9                 816
Kentucky                 3              251         Utah                        2                 196
Louisiana                1                0         Virginia                    3                 285
Maryland                 1                0         Wisconsin                   2                 160
Minnesota                1               40                                   ---              ------
Missouri                 1               96
                                                       TOTAL                   88               6,807
                                                                              ===               =====

-------------------

(1) The Behavioral Healthcare Properties include 88 properties in 26 states that are leased to CBHS. One property was sold in January 1999. CBHS was formed to operate the Behavioral Healthcare Properties and is owned 50% by a subsidiary of Magellan and 50% by COI.

                              YEAR 2000 COMPLIANCE

OVERVIEW

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

YEAR 2000 READINESS DISCLOSURE

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

         For non-IT systems, the Company is also in the process of conducting such comprehensive review of computer hardware and software in mechanical systems and developing a program to repair or replace non-IT systems that are not year 2000 compliant. The Company has identified substantially all of the non-IT systems and has retained an outside specialist company to assist in identifying any year 2000 exposure relating to these systems. As of May 10, 1999, approximately 60% of the systems for which manufacturer's statements are available are deemed compliant. The balance of the systems are being reviewed to determine whether, and to what extent, upgrades or remediation are required. This process is currently ongoing, therefore, these estimates will change as more information is received. It is expected that the assessment and remediation plan should be completed on or before June 30, 1999. The Company's non-IT systems or embedded technology are primarily property-related and include escalator and elevator service, building automation (e.g., energy management and HVAC systems), security access systems, fire and life safety systems.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Since December 31, 1998, there have been no material changes in the information regarding market risk that was provided in the Company's Form 10-K for the year ended December 31, 1998.

                                     PART II


OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As of April 14, 1999, the Company and Station Casinos, Inc. ("Station") entered into an agreement (the "Settlement Agreement") relating to certain litigation arising out of a merger agreement entered into between the Company and Station in January 1998.

         As discussed in the Registrant's Form 10-K for the year ended December 31, 1998, Station had filed and subsequently amended a complaint in Clark County District Court, State of Nevada seeking, primarily, declaratory relief against, and damages from, the Company, and the Company had filed a complaint in the United States District Court, Northern District of Texas, seeking damages from, and declaratory relief against, Station. In addition, the Company had sought to have the dispute tried in federal court either in Texas or Nevada, while Station had sought to maintain the action in state court in Nevada. Although the Nevada federal district court had remanded the case to Nevada state court and the Texas federal court had followed suit, the Company had filed an appeal in the Fifth Circuit Court of Appeals.

         The Settlement Agreement provides for the mutual settlement and release of all claims between the Company and Station arising out of the merger agreement and the dismissal with prejudice of the litigation described above as to all claims and counterclaims in connection therewith. The Settlement Agreement also provides that each party will be responsible for the payment of its own attorney's fees and costs of litigation, including attorney's fees and costs associated with the dismissal. As part of the Settlement Agreement, the Company paid $15 million to Station on April 22, 1999.

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

                  4.02 Statement of Designation of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit 4.07 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 10-K") and incorporated herein by reference)

                  4.03 Form of Certificate of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4 to the Registrant's Registration Statement on Form 8-A/A filed on February 18, 1998 and incorporated by reference)

                  4.04 Indenture, dated as of September 22, 1997, between Crescent Real Estate Equities Limited Partnership and State Street Bank and Trust Company of Missouri, N.A. (filed as Exhibit No. 4.01 to the Registration Statement on Form S-4 (File No. 333-42293) of Crescent Real Estate Equities Limited Partnership (the "Form S-4") and incorporated herein by reference)

                  4.05 6-5/8% Note due 2002 (filed as Exhibit No. 4.07 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "1998 2Q 10-Q") and incorporated herein by reference)

                  4.06 7-1/8% Note due 2007 (filed as Exhibit No. 4.08 to the 1998 2Q 10-Q and incorporated herein by reference)

                  4.07 Purchase Agreement, dated as of August 11, 1997, between Crescent Real Estate Equities Company, UBS Securities (Portfolio), LLC, and Union Bank of Switzerland, London Branch (filed as Exhibit No.
                            4.01 to the Registrant's Current Report on Form 8-K dated August 11, 1997 and filed August 13, 1997 and incorporated herein by reference)

                 10.01 Second Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of November 1, 1997, as amended (filed herewith)

                 10.02 Noncompetition of Richard E. Rainwater, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit 10.02 to the 1997 10-K and incorporated herein by reference)

                 10.03 Noncompetition Agreement of John C. Goff, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit 10.03 to the 1997 10-K and incorporated herein by reference)

                 10.04 Noncompetition Agreement of Gerald W. Haddock, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit 10.04 to the 1997 10-K and incorporated herein by reference)

                 10.05 Employment Agreement with John C. Goff, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed as Exhibit 10.05 to the 1997 10-K and incorporated herein by reference)

                 10.06 Amendment No. 5 to the Goff Employment Agreement, dated March 10, 1998 (filed as Exhibit 10.29 to the Form S-4 and incorporated herein by reference)

                 10.07 Employment Agreement of Gerald W. Haddock, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed as Exhibit 10.06 to the 1997 10-K and incorporated herein by reference)

                 10.08 Amendment No. 5 to the Haddock Employment Agreement, dated March 1, 1999 (filed as Exhibit No. 10.09 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K") and incorporated herein by reference)

                 10.09 Form of Officers' and Trust Managers' Indemnification Agreement as entered into between the Registrant and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Form S-4 and incorporated herein by reference)

                 10.10 Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit No. 10.07 to the Registrant's Registration Statement on Form S-11 (File No. 33-75188) (the "Form S-11") and
                            incorporated herein by reference)

                 10.11 Crescent Real Estate Equities, Ltd. First Amended and Restated 401(k) Plan, as amended (filed as Exhibit No. 10.12 to the 1998 10-K and incorporated herein by reference)

                 10.12 Second Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as Exhibit 10.12 to the Form S-4 and incorporated herein by reference)

                 10.13 Amended and Restated 1995 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit 99.01 to the Registrant's Registration Statement on Form S-8 (File No. 333-3452) and incorporated herein by reference)

                 10.14 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit
                            10.01 to the Registrant's Current Report on Form 8-K dated and filed September 27, 1996 and incorporated herein by reference)

                 10.15 Master Lease Agreement, dated June 16, 1997, as amended, between Crescent Real Estate Funding VII, L.P. and Charter Behavioral Health Systems, LLC and its subsidiaries, relating to the Magellan Facilities (filed as Exhibit 10.27 to the 1997 10-K and incorporated herein by reference)

                 10.16 Fifth Amended and Restated Revolving Credit Agreement, dated June 30, 1998, among Crescent Real Estate Limited Partnership, BankBoston, N.A. and the other banks named therein (filed as Exhibit 10.17 to the 1998 2Q 10-Q and incorporated herein by reference)

                 10.17 Intercompany Agreement, dated June 3, 1997, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

                 10.18 Form of Registration Rights, Lock-Up and Pledge Agreement (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

                 27.01      Financial Data Schedule (filed herewith)

         (b)    Reports on Form 8-K.

                 None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CRESCENT REAL ESTATE EQUITIES COMPANY




                                            /s/ Gerald W. Haddock
Date:    May 14, 1999                   -------------------------------------
         ------------------             Gerald W. Haddock, President and Chief
                                        Executive Officer





                                            /s/ Jack I. Tompkins
Date:    May 14, 1999                   ---------------------------------------
         ------------------             Jack I. Tompkins, Executive Vice
                                          President and Chief
                                        Financial Officer (Principal Financial
                                          and Accounting Officer)

                                INDEX TO EXHIBIT




                EXHIBITS
                 NUMBER                     DESCRIPTION
                --------                    -----------


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

                  4.04      Indenture, dated as of September 22, 1997, between
                            Crescent Real Estate Equities Limited Partnership and State Street Bank and Trust Company of Missouri,
                            N.A. (filed as Exhibit No. 4.01 to the Registration
                            Statement on Form S-4 (File No. 333-42293) of
                            Crescent Real Estate Equities Limited Partnership
                            (the "Form S-4") and incorporated herein by reference)

                  4.05 6-5/8% Note due 2002 (filed as Exhibit No. 4.07 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "1998 2Q 10-Q") and incorporated herein by reference)

                  4.06 7-1/8% Note due 2007 (filed as Exhibit No. 4.08 to the 1998 2Q 10-Q and incorporated herein by reference)

                  4.07 Purchase Agreement, dated as of August 11, 1997, between Crescent Real Estate Equities Company, UBS
                            Securities (Portfolio), LLC, and Union Bank of
                            Switzerland, London Branch (filed as Exhibit No.
                            4.01 to the Registrant's Current Report on Form 8-K dated August 11, 1997 and filed August 13, 1997 and incorporated herein by reference)

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

                 10.08 Amendment No. 5 to the Haddock Employment Agreement, dated March 1, 1999 (filed as Exhibit No. 10.09 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K") and incorporated herein by reference)

                 10.09      Form of Officers' and Trust Managers'
                            Indemnification Agreement as entered into between the Registrant and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Form S-4 and incorporated herein by reference)

                 10.10      Crescent Real Estate Equities Company 1994 Stock
                            Incentive Plan (filed as Exhibit No. 10.07 to the
                            Registrant's Registration Statement on Form S-11
                            (File No. 33-75188) (the "Form S-11") and
                            incorporated herein by reference)

                 10.11 Crescent Real Estate Equities, Ltd. First Amended and Restated 401(k) Plan, as amended (filed as Exhibit No. 10.12 to the 1998 10-K and incorporated herein by reference)

                 10.12      Second Amended and Restated 1995 Crescent Real
                            Estate Equities Company Stock Incentive Plan (filed as Exhibit 10.13 to the Form S-4 and incorporated herein by reference)

                 10.13      Amended and Restated 1995 Crescent Real Estate
                            Equities Limited Partnership Unit Incentive Plan
                            (filed as Exhibit 99.01 to the Registrant's
                            Registration Statement on Form S-8 (File No.
                            333-3452) and incorporated herein by reference)

                 10.14      1996 Crescent Real Estate Equities Limited
                            Partnership Unit Incentive Plan (filed as Exhibit
                            10.01 to the Registrant's Current Report on Form 8-K dated and filed September 27, 1996 and incorporated herein by reference)

                 10.15 Master Lease Agreement, dated June 16, 1997, as amended, between Crescent Real Estate Funding VII,
                            L.P. and Charter Behavioral Health Systems, LLC and its subsidiaries, relating to the Magellan
                            Facilities (filed as Exhibit 10.27 to the 1997 10-K and incorporated herein by reference)

                 10.16      Fifth Amended and Restated Revolving Credit
                            Agreement, dated June 30, 1998, among Crescent Real
                            Estate Limited Partnership, BankBoston, N.A. and the other banks named therein (filed as Exhibit 10.17 to the 1998 2Q 10-Q and incorporated herein by reference)

                 10.17      Intercompany Agreement, dated June 3, 1997, between
                            Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No.
                            333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

                 10.18      Form of Registration Rights, Lock-Up and Pledge
                            Agreement (filed as Exhibit No. 10.05 to the Form
                            S-11 and incorporated herein by reference)

                 27.01      Financial Data Schedule (filed herewith)


         (b)    Reports on Form 8-K.

                 None