Form 10-Q
period 1999-06-30
CRESCENT REAL ESTATE EQUITIES CO
filed 1999-08-16
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 1999
                           COMMISSION FILE NO. 1-13038


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


Number of shares outstanding of each of the registrant's classes of preferred and common shares, as of August 11, 1999.

              Preferred Shares, par value $.01 per share: 8,000,000 Common Shares, par value $.01 per share: 119,898,368

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

PART I:  FINANCIAL INFORMATION                                                                                          PAGE
Item 1.  Financial Statements

         Consolidated  Balance Sheets as of June 30, 1999  (unaudited) and December 31,
         1998 (audited) .............................................................................................    3

         Consolidated Statements of Operations for the three and six months ended June
         30, 1999 and 1998 (unaudited) ..............................................................................    4

         Consolidated Statement of Shareholders' Equity for the six months ended
         June 30, 1999 (unaudited) ..................................................................................    5

         Consolidated Statements of Cash Flows for the six months ended June 30, 1999
         and 1998 (unaudited) .......................................................................................    6

         Notes to Financial Statements ..............................................................................    7

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...................................................................   21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .................................................   51

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ..........................................................................................   51

Item 2.  Changes in Securities.....................................................................................     51

Item 3.  Defaults Upon Senior Securities ............................................................................   51

Item 4.  Submission of Matters to a Vote of Security Holders ........................................................   51

Item 5.  Other Information ..........................................................................................   52

Item 6.  Exhibits and Reports on Form 8-K ...........................................................................   52

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                               (NOTES 1, 2 AND 3)

                                                                        JUNE 30,        DECEMBER 31,
                                                                          1999             1998
                                                                       -----------      -----------
                                                                       (UNAUDITED)       (AUDITED)
ASSETS:
 Investments in real estate:
   Land                                                                $   399,434      $   400,690
   Land held for development or sale                                        95,282           95,282
   Building and improvements                                             3,606,474        3,569,774
   Furniture, fixtures and equipment                                        69,018           63,626
   Less -  accumulated depreciation                                       (448,829)        (387,457)
                                                                       -----------      -----------
             Net investment in real estate                               3,721,379        3,741,915

   Cash and cash equivalents                                               105,444          110,292
   Restricted cash and cash equivalents                                     62,619           46,841
   Accounts receivable, net                                                 33,597           32,730
   Deferred rent receivable                                                 89,143           73,635
   Investments in real estate mortgages and equity
       of unconsolidated companies                                         912,141          743,516
   Notes receivable, net                                                   193,520          183,974
   Other assets, net                                                       108,907          110,544
                                                                       -----------      -----------
               Total assets                                            $ 5,226,750      $ 5,043,447
                                                                       ===========      ===========

LIABILITIES:
   Borrowings under Credit Facility                                    $   660,000      $   660,000
   Notes payable                                                         2,032,421        1,658,156
   Accounts payable, accrued expenses and other liabilities                135,397          149,444
                                                                       -----------      -----------
              Total liabilities                                          2,827,818        2,467,600
                                                                       -----------      -----------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
  Operating partnership, 6,389,524 and 6,545,528 units,
       respectively                                                        119,976          126,575
  Investment joint ventures                                                 25,458           26,727
                                                                       -----------      -----------
              Total minority interests                                     145,434          153,302
                                                                       -----------      -----------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par value, authorized 100,000,000 shares:
   6 3/4% Series A Convertible Cumulative Preferred Shares,
      8,000,000 shares issued and outstanding at June 30, 1999
      and December 31, 1998                                                200,000          200,000
  Common shares, $.01 par value, authorized 250,000,000 shares,
      119,851,329 and 124,555,447 shares issued and outstanding
      at June 30, 1999 and December 31, 1998, respectively                   1,196            1,245
   Additional paid-in capital                                            2,214,498        2,336,621
   Deferred compensation on restricted shares                                  (47)             (88)
   Retained deficit                                                       (167,672)        (110,196)
   Accumulated other comprehensive income                                    5,523           (5,037)
                                                                       -----------      -----------
              Total shareholders' equity                                 2,253,498        2,422,545
                                                                       -----------      -----------
              Total liabilities and shareholders' equity               $ 5,226,750      $ 5,043,447
                                                                       ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                               (NOTES 1, 3 AND 4)

                                                  FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                      ENDED JUNE 30,                ENDED JUNE 30,
                                                 ------------------------      ------------------------
                                                       (UNAUDITED)                   (UNAUDITED)
                                                   1999           1998           1999           1998
                                                 ---------      ---------      ---------      ---------
REVENUES:
    Office and retail properties                 $ 155,713      $ 137,472      $ 305,735      $ 263,900
    Hotel properties                                16,107         12,678         31,511         25,552
    Behavioral healthcare properties                13,825         13,824         27,648         27,647
    Interest and other income                        6,752          5,130         13,250         13,154
                                                 ---------      ---------      ---------      ---------
      Total revenues                               192,397        169,104        378,144        330,253
                                                 ---------      ---------      ---------      ---------

EXPENSES:
    Real estate taxes                               22,454         17,309         43,200         33,406
    Repairs and maintenance                         10,668          9,102         21,692         17,802
    Other rental property operating                 32,498         29,774         65,110         59,665
    Corporate general and administrative             3,816          3,554          7,930          6,701
    Interest expense                                44,917         37,844         87,398         72,127
    Amortization of deferred financing costs         2,755          1,110          5,824          2,250
    Depreciation and amortization                   33,010         28,250         66,657         54,832
    Settlement of merger dispute                        --             --         15,000             --
                                                 ---------      ---------      ---------      ---------
      Total expenses                               150,118        126,943        312,811        246,783
                                                 ---------      ---------      ---------      ---------

      Operating income                              42,279         42,161         65,333         83,470

OTHER INCOME AND EXPENSE:
    Equity in net income of unconsolidated
        companies
        Office and retail properties                    (5)          (372)         1,956            829
        Refrigerated storage properties              4,021         (1,585)         9,730         (1,516)
        Residential development properties          14,415          8,074         23,044         12,649
        Other                                          603             --            910             --
                                                 ---------      ---------      ---------      ---------
             Total other income and expense         19,034          6,117         35,640         11,962
                                                 ---------      ---------      ---------      ---------

INCOME BEFORE MINORITY INTERESTS:                   61,313         48,278        100,973         95,432
    Minority interests                              (6,149)        (4,834)        (9,798)        (9,580)
                                                 ---------      ---------      ---------      ---------

NET INCOME                                          55,164         43,444         91,175         85,852

PREFERRED SHARE DIVIDENDS                           (3,375)        (3,375)        (6,750)        (4,950)
FORWARD SHARE PURCHASE
  AGREEMENT RETURN                                  (2,165)            --         (4,317)            --
                                                 ---------      ---------      ---------      ---------

NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                 $  49,624      $  40,069      $  80,108      $  80,902
                                                 =========      =========      =========      =========

PER COMMON SHARE DATA:
    Net Income - Basic                           $    0.39      $    0.33      $    0.64      $    0.68
                                                 =========      =========      =========      =========
    Net Income - Diluted                         $    0.39      $    0.32      $    0.63      $    0.65
                                                 =========      =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                             CONSOLIDATED STATEMENT
                            OF SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)
                                (NOTES 1 AND 11)
                                  (UNAUDITED)


                                                               Preferred Shares               Common Shares            Additional
                                                           ------------------------    ---------------------------      Paid-in
                                                            Shares      Net Value        Shares        Par Value         Capital
                                                           ---------   ------------    -----------    ------------    ------------
SHAREHOLDERS' EQUITY, December 31, 1998                    8,000,000   $    200,000    124,555,447    $      1,245    $  2,336,621

  Issuance of Common Shares                                       --             --        166,328               1           3,813

  Exercise of Common Share Options                                --             --      1,260,532              12          17,910

  Amortization of Deferred Compensation                           --             --             --              --              --

  Issuance of Common Shares in Exchange for Operating
    Partnership Units                                             --             --        408,828               4           1,484

  Preferred Share Conversion Adjustment                           --             --         12,356              --              --

  Forward Share Purchase Agreement                                --             --        747,598               7              --

  Settlement of Forward Share Purchase Agreement                  --             --     (7,299,760)            (73)       (145,330)

  Dividends Paid                                                  --             --             --              --              --

  Net Income                                                      --             --             --              --              --

  Accumulated Other Comprehensive Income                          --             --             --              --              --

                                                           ---------   ------------    -----------    ------------    ------------

SHAREHOLDERS' EQUITY,  June 30, 1999                       8,000,000   $    200,000    119,851,329    $      1,196    $  2,214,498
                                                           =========   ============    ===========    ============    ============


                                                              Deferred                      Accumulated
                                                             Compensation    Retained          Other
                                                            on Restricted    Earnings       Comprehensive
                                                               Shares        (Deficit)         Income           Total
                                                            ------------    ------------    ------------    ------------
SHAREHOLDERS' EQUITY, December 31,1998                      $        (88)   $   (110,196)   $     (5,037)   $  2,422,545

  Issuance of Common Shares                                           --              --              --           3,814

  Exercise of Common Share Options                                    --              --              --          17,922

  Amortization of Deferred Compensation                               41              --              --              41

  Issuance of Common Shares in Exchange for Operating
    Partnership Units                                                 --              --              --           1,488

  Preferred Share Conversion Adjustment                               --              --              --              --

  Forward Share Purchase Agreement                                    --              --              --               7

  Settlement of Forward Share Purchase Agreement                      --          (3,981)             --        (149,384)

  Dividends Paid                                                      --        (137,920)             --        (137,920)

  Net Income                                                          --          84,425              --          84,425

  Accumulated Other Comprehensive Income                              --              --          10,560          10,560

                                                            ------------    ------------    ------------    ------------

SHAREHOLDERS' EQUITY,  June 30, 1999                        $        (47)   $   (167,672)   $      5,523    $  2,253,498
                                                            ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                               (NOTES 1, 2 AND 5)

                                                                        FOR THE SIX MONTHS
                                                                          ENDED JUNE 30,
                                                                     -------------------------
                                                                            (UNAUDITED)
                                                                       1999            1998
                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $  91,175       $  85,852
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation and amortization                                     72,481          57,082
      Minority interests                                                 9,798           9,580
      Non-cash compensation                                                 81             135
      Distributions received in excess of equity in earnings
        from unconsolidated companies                                       --           9,000
      Equity in earnings in excess of distributions received
        from unconsolidated companies                                  (14,621)             --
      (Increase) decrease in accounts receivable                          (867)          9,298
      Increase in deferred rent receivable                             (15,508)        (16,060)
      Decrease (increase) in other assets                               20,894         (25,741)
      Decrease in restricted cash and cash equivalents                   3,766          13,185
      Decrease in accounts payable, accrued
        expenses and other liabilities                                 (14,047)        (32,508)
                                                                     ---------       ---------
          Net cash provided by operating activities                    153,152         109,823
                                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of investment properties                                  --        (582,036)
      Development of investment properties                              (5,106)        (11,498)
      Capital expenditures - rental properties                         (14,723)        (24,930)
      Tenant improvement and leasing costs - rental properties         (29,060)        (34,316)
      Increase in restricted cash and cash equivalents                 (19,544)            (25)
      Investment in unconsolidated companies                          (127,422)        (74,608)
      Investment in residential development companies                  (21,688)             --
      Return of investment in residential development companies             --          14,063
      Escrow deposits - acquisition of investment properties                --          (2,160)
      (Increase) decrease in notes receivable                           (9,546)         14,624

                                                                     ---------       ---------
          Net cash used in investing activities                       (227,089)       (700,886)
                                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt financing costs                                             (12,864)         (2,293)
      Borrowings under credit facility                                  51,920         532,150
      Payments under credit facility                                   (51,920)       (272,150)
      Debt proceeds                                                    490,000         205,034
      Debt payments                                                   (115,735)       (170,562)
      Capital distributions - joint venture partner                     (1,753)         (1,596)
      Proceeds from common shares offerings                                 --          43,959
      Proceeds from exercise of share options                           17,922             184
      Net proceeds from preferred shares offerings                          --         416,000
      Settlement of Forward Share Purchase Agreement                  (149,384)             --
      Preferred dividends                                               (6,750)         (4,950)
      Dividends and unitholder distributions                          (152,347)        (99,662)
                                                                     ---------       ---------
          Net cash provided by financing activities                     69,089         646,114
                                                                     ---------       ---------


(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (4,848)         55,051
CASH AND CASH EQUIVALENTS,
      Beginning of period                                              110,292          66,622
                                                                     ---------       ---------
CASH AND CASH EQUIVALENTS,
      End of period                                                  $ 105,444       $ 121,673
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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Company ("Crescent Equities") operates as a real estate investment trust for federal income tax purposes (a "REIT"), and, together with its subsidiaries, provides management, leasing and development services to some of its properties.

         The term "Company" includes, unless the context otherwise requires, all of the direct and indirect subsidiaries of Crescent Equities.

         The direct and indirect subsidiaries of Crescent Equities include:

              o CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP; The Operating Partnership

              o     CRESCENT REAL ESTATE EQUITIES, LTD.;
                    The General Partner of the Operating Partnership

              o     SEVEN SEPARATE SINGLE-PURPOSE LIMITED PARTNERSHIPS;
                    Formed for the purpose of obtaining securitized debt, substantially all the economic interests owned directly or indirectly by the Operating Partnership and the remaining interests owned indirectly by Crescent Equities through seven separate corporations described below.

              o     SEVEN SEPARATE CORPORATIONS.
                    Wholly owned subsidiaries of the General Partner, each of which is a general partner of one of the seven limited partnerships described above.

         Crescent Equities conducts all of its business directly through the Operating Partnership and its other subsidiaries. The Company is structured to facilitate and maintain the qualification of Crescent Equities as a REIT.

SEGMENTS

         As of June 30, 1999, the Company's assets and operations were composed of five major industry segments:

         o  Office and Retail Segment;

         o  Hospitality Segment;

         o  Residential Development Segment;

         o  Refrigerated Storage Segment; and

         o  Behavioral Healthcare Segment.

         Within these segments, the Company owned directly or indirectly the following real estate assets (the "Properties") as of June 30, 1999:

         o OFFICE AND RETAIL SEGMENT consists of 89 office properties (collectively referred to as the "Office Properties") located in 31 metropolitan submarkets in nine states, with an aggregate of approximately

            31.8 million net rentable square feet and seven retail properties (collectively referred to as the "Retail Properties") with an aggregate of approximately 0.8 million net rentable square feet.

         o HOSPITALITY SEGMENT consists of eight full service hotels with a total of 2,636 rooms and two destination health and fitness resorts that can accommodate up to 462 guests daily (collectively referred to as the "Hotel Properties"). All Hotel Properties, except the Omni Austin Hotel, are leased to subsidiaries of Crescent Operating, Inc. ("COI"). The Omni Austin Hotel is leased to an unrelated third party.

         o RESIDENTIAL DEVELOPMENT SEGMENT consists of the Company's ownership of real estate mortgages and non-voting common stock representing interests ranging from 40% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, own 13 residential development properties (collectively referred to as the "Residential Development Properties").

         o REFRIGERATED STORAGE SEGMENT consists of the Company's indirect 39.6% interest in three partnerships (collectively referred to as the "Refrigerated Storage Partnerships"), each of which owns one or more corporations or limited liability companies (collectively referred to as the "Refrigerated Storage Corporations") which, as of June 30, 1999, directly or indirectly owned approximately 86 refrigerated storage properties (collectively referred to as the "Refrigerated Storage Properties") with an aggregate of approximately 416.2 million cubic feet (16.6 million square feet).

         o BEHAVIORAL HEALTHCARE SEGMENT consists of 88 properties in 26 states (collectively referred to as the "Behavioral Healthcare Properties") that are leased to Charter Behavioral Health Systems, LLC ("CBHS"). CBHS was formed to operate the Behavioral Healthcare Properties and is owned 50% by a subsidiary of Magellan Health Services, Inc. ("Magellan") and 50% by COI. See Note 14. Proposed CBHS Recapitalization for a description of the current status of the Company's lease with CBHS.

See Note 6. Segment Reporting for a table showing revenues, funds from operations and identifiable assets for each of these industry segments for the three and six months ended June 30, 1999 and 1998.

The following table shows, by subsidiary, the Properties such subsidiaries owned as of June 30, 1999:


Operating Partnership:      62 Office Properties, six Hotel Properties and five
                            Retail Properties

Crescent Real Estate        The Aberdeen, The Avallon, Caltex House, The
Funding I, L.P.:            Citadel, The Crescent Atrium, The Crescent Office
("Funding I")               Towers, Regency Plaza One, UPR Plaza and Waterside
                            Commons

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

Crescent Real Estate        Greenway Plaza Portfolio(1)
Funding III, IV and V,
L.P.:
("Funding III, IV and V")

Crescent Real Estate        Canyon Ranch-Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate        Behavioral Healthcare Properties
Funding VII, L.P."
("Funding VII")

 ------------------------
 (1) Funding III owns the Greenway Plaza Portfolio (inclusive of one Hotel Property), except for the central heated and chilled water plant building and Coastal Tower Office Property, both located within Greenway Plaza, which are owned by Funding IV and Funding V, respectively.

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 1998.

         Certain previously reported amounts have been reclassified to conform with the current presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and would have had no material impact on the Company's financial statements for the three or six months ended June 30, 1999.

3.    PROPERTIES HELD FOR DISPOSITION:

         In pursuit of management's objective to dispose of non-strategic or non-core assets to generate funds for future growth, the Company is actively marketing for sale 12 Office Properties. These 12 Office Properties held for disposition are included in the Net Investment in Real Estate of $3,721,379. Eight of the Properties are in Dallas, two are in New Orleans, one is in Denver and one is in Omaha. The disposition of these Properties is subject to identification of a purchaser, negotiation of acceptable terms and other customary conditions.

         The following table summarizes the condensed results of operations for the six months ended June 30, 1999, and 1998 for the 12 Office Properties held for disposition.

                          FOR THE SIX MONTHS ENDED JUNE 30,
                          ---------------------------------
                                1999         1998
                               -------      -------
Revenue                        $22,030      $21,728
Operating Expenses              10,034        8,994
                               -------      -------

Net Operating Income           $11,996      $12,734
                               =======      =======

         The Company does not intend to sell these Office Properties at prices below management's assessment of fair value, which exceeds the net book value of these Office Properties at June 30, 1999. Additionally, there is not expected to be any impairment to the portfolio of real estate assets remaining as a result of any sale of these Office Properties.

4.   EARNINGS PER SHARE:

         SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution, while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                        FOR THE THREE MONTHS ENDED JUNE 30,
                                   ----------------------------------------------------------------------------------
                                                   1999                                      1998
                                                   ----                                      ----
                                                 Wtd. Avg.      Per Share                   Wtd. Avg.      Per Share
                                   Income         Shares          Amount      Income         Shares          Amount
                                   -------        -------        --------     -------        -------        ---------
Basic EPS -
Net income available
     to common shareholders ....   $49,624        126,367        $   0.39     $40,069        119,754        $    0.33

Effect of dilutive
securities:
     Share and unit options ....        --          2,127                          --          4,594
                                   -------        -------        --------     -------        -------        ---------
Diluted EPS -
Net income available
     to common shareholders ....   $49,624        128,494        $   0.39     $40,069        124,348        $    0.32
                                   =======        =======        ========     =======        =======        =========

                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                   ----------------------------------------------------------------------------------
                                                   1999                                      1998
                                                   ----                                      ----
                                                 Wtd. Avg.      Per Share                   Wtd. Avg.      Per Share
                                   Income         Shares          Amount      Income         Shares          Amount
                                   -------        -------        --------     -------        -------        ---------
Basic EPS -
Net income available
     to common shareholders ....   $80,108        125,533        $   0.64     $80,902        119,071        $    0.68


Effect of dilutive
securities:
     Share and unit options ....        --          2,138                          --          4,641
                                   -------        -------        --------     -------        -------        ---------
Diluted EPS -
Net income available
     to common shareholders ....   $80,108        127,671        $   0.63     $80,902        123,712        $    0.65
                                   =======        =======        ========     =======        =======        =========

         The effect of the conversion of the Series A Convertible Cumulative Preferred Shares is not included in the computation of diluted EPS for the three or six months ended June 30, 1999 or 1998 since the effect of their conversion is antidilutive. Also, the Company's obligation under the Forward Share Purchase Agreement (which terminated as of June 30, 1999) is not included in the computation of diluted EPS for the three or six months ended June 30, 1999 or 1998 since the effect of the obligation is antidilutive.

5. SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS:

                                                                      FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                    ----------------------
                                                                      1999           1998
                                                                    -------        -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid ..............................................        $87,781        $70,834
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
Conversion of Operating Partnership units to common
   shares with resulting reduction in minority interest
   and increases in common shares and additional
   paid-in capital .........................................          1,488          4,384
Issuance of Operating Partnership units in conjunction
    with settlement of an obligation .......................             --          8,522
Issuance of Operating Partnership units in conjunction
    with investments .......................................             --         11,450
Acquisition of partnership interests .......................          3,775             --
Unrealized gain on available-for-sale securities ...........         10,560             --
Forward Share Purchase Agreement Return ....................          4,317             --

6.   SEGMENT REPORTING:

         The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" beginning with the year ended December 31, 1998. The Company currently has five major operating segments: the Office and Retail Segment; the Hospitality Segment; the Refrigerated Storage Segment; the Residential Development Segment and the Behavioral Healthcare Segment. Management organizes the segments within the Company based on property type for making operating decisions and assessing performance. Operating segments for SFAS No. 131 are determined on the same basis.

         The Company uses funds from operations ("FFO") as the measure of segment profit or loss. FFO, based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used in this document, means:

         o   Net Income (Loss) - determined in accordance with GAAP;

               o excluding gains (or losses) from debt restructuring and sales of property;

               o   plus depreciation and amortization of real estate assets; and

               o after adjustments for unconsolidated partnerships and joint ventures.

         NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance for an equity REIT, and for its operating segments. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REITs because these REITs may apply the definition of FFO in a different manner than the Company.

     Selected financial information related to each operating segment for the three and six months ended June 30, 1999 and 1998 is presented below.

                                                             FOR THE THREE MONTHS ENDED JUNE 30,  FOR THE SIX MONTHS ENDED JUNE 30,
                                                             -----------------------------------  ---------------------------------
                                                                   1999              1998             1999             1998
                                                                -----------       -----------       ---------       ---------
REVENUES:
     Office and Retail Segment                                  $   155,713       $   137,472       $ 305,735       $ 263,900
     Hospitality Segment                                             16,107            12,678          31,511          25,552
     Behavioral Healthcare Segment                                   13,825            13,824          27,648          27,647
     Refrigerated Storage Segment                                        --                --              --              --
     Residential Development Segment                                     --                --              --              --
     Corporate and other                                              6,752             5,130          13,250          13,154
                                                                -----------       -----------       ---------       ---------
     TOTAL CONSOLIDATED REVENUE                                 $   192,397       $   169,104       $ 378,144       $ 330,253
                                                                ===========       ===========       =========       =========

FUNDS FROM OPERATIONS:
     Office and Retail Segment                                  $    92,373       $    82,071       $ 181,479       $ 156,116
     Hospitality Segment                                             15,896            12,486          31,094          25,110
     Behavioral Healthcare Segment                                   13,825            13,824          27,648          27,647
     Refrigerated Storage Segment                                     9,208             5,398          17,488          11,538
     Residential Development Segment                                 21,037            14,713          34,338          24,090
     Corporate and other adjustments:
         Interest expense                                           (44,917)          (37,844)        (87,398)        (72,127)
         Preferred share dividends                                   (3,375)           (3,375)         (6,750)         (4,950)
         Other                                                        4,195             3,626           7,374          10,166
         Corporate general & administrative                          (3,816)           (3,554)         (7,930)         (6,701)
                                                                -----------       -----------       ---------       ---------
     TOTAL FUNDS FROM OPERATIONS                                $   104,426       $    87,345       $ 197,343       $ 170,889
                                                                -----------       -----------       ---------       ---------

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO
CONSOLIDATED NET INCOME AFTER MINORITY INTEREST:
      Depreciation and amortization of real estate
          assets                                                $   (32,149)      $   (27,664)      $ (65,026)      $ (53,715)
      Settlement of merger dispute                                       --                --         (15,000)             --
      Unitholder minority interest                                   (5,910)           (4,428)         (9,314)         (8,774)
      Adjustment for investments in real estate
          mortgages and equity of unconsolidated companies:
          Office and Retail Segment                                  (2,597)           (1,562)         (4,354)         (3,003)
          Refrigerated Storage Segment                               (5,187)           (6,983)         (7,758)        (13,054)
          Residential Development Segment                            (6,622)           (6,639)        (11,294)        (11,441)
          Corporate and other                                          (172)               --            (172)             --
      Preferred share dividends                                       3,375             3,375           6,750           4,950
                                                                -----------       -----------       ---------       ---------
      CONSOLIDATED NET INCOME AFTER MINORITY
           INTEREST                                             $    55,164       $    43,444       $  91,175       $  85,852
                                                                ===========       ===========       =========       =========

EQUITY IN NET INCOME OF UNCONSOLIDATED
       COMPANIES:
      Office and Retail Segment                                 $        (5)      $      (372)      $   1,956       $     829
      Hospitality Segment                                                --                --              --              --
      Behavioral Healthcare Segment                                      --                --              --              --
      Refrigerated Storage Segment                                    4,021            (1,585)          9,730          (1,516)
      Residential Development Segment                                14,415             8,074          23,044          12,649
      Corporate and other                                               603                --             910              --
                                                                -----------       -----------       ---------       ---------
      TOTAL EQUITY IN NET INCOME OF UNCONSOLIDATED
         COMPANIES                                              $    19,034       $     6,117       $  35,640       $  11,962
                                                                ===========       ===========       =========       =========


                                                                JUNE 30, 1999    JUNE 30, 1998
                                                                -------------    -------------
IDENTIFIABLE ASSETS:
      Office and Retail Segment                                 $ 3,329,219       $ 3,228,985
      Hospitality Segment                                           457,391           418,657
      Behavioral Healthcare Segment                                 382,600           383,397
      Refrigerated Storage Segment                                  285,791           222,908
      Residential Development Segment                               316,294           297,689
      Corporate and other                                           455,455           359,848
                                                                -----------       -----------
      TOTAL IDENTIFIABLE ASSETS                                 $ 5,226,750       $ 4,911,484
                                                                ===========       ===========

         COI and CBHS are the two largest lessees of the Company in terms of total consolidated rental revenues derived from leases. Total rental revenues from each of COI and CBHS for the six months ended June 30, 1999 were approximately 8% of the Company's total consolidated rental revenues. COI was the primary lessee of the Hotel Properties for the six months ended June 30, 1999, and CBHS was the sole lessee of the Behavioral Healthcare Properties during that period. See Note 14. Proposed CBHS Recapitalization.

         See Note 12. Investments and Potential Dispositions for a description of the sole lessee of the Refrigerated Storage Properties.

7. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

        The following is a summary of the Company's ownership in significant unconsolidated companies:

                                                                                           COMPANY'S OWNERSHIP
                ENTITY                               CLASSIFICATIONS                       AS OF JUNE 30, 1999
---------------------------------------    ------------------------------------     -----------------------------------
Desert Mountain Development
Corporation                                Residential Development Corporation                     95%(1)
Houston Area Development Corp.             Residential Development Corporation                     94%(1)
The Woodlands Land Company, Inc.           Residential Development Corporation                     95%(1)
Crescent Development Management Corp.      Residential Development Corporation                     90%(1)
Mira Vista Development Corp.               Residential Development Corporation                     94%(1)
Crescent CS Holdings Corp.                         Crescent Subsidiary                             99%(2)
Crescent CS Holdings II Corp.                      Crescent Subsidiary                             99%(2)
The Woodlands Commercial                       Office and Retail (various
    Properties Company, L.P.                    commercial properties)(3)                        42.5%
Main Street Partners, L.P.                 Office and Retail (office property
                                                   - Bank One Center)                              50%
DBL Holdings, Inc.                                        Other(4)                                 95%
Metropolitan Partners, LLC                                Other                                    (5)
CRL Investments, Inc.                                     Other                                    95%

---------------------
(1) See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Residential Development Properties Table included in that section for the Residential Development Corporation's ownership interest in the Residential Development Properties.

(2) The Crescent Subsidiaries have a 40% interest in each of the Refrigerated Storage Partnerships. Accordingly, each of the Crescent Subsidiaries has an indirect 40% interest in the Refrigerated Storage Properties.

(3) The Woodlands Commercial Properties Company, L.P. is actively marketing for sale certain commercial property assets in The Woodlands.

(4) See Note 15. Pending Divestiture for more information regarding certain interests that the Company has agreed to sell.

(5) See Note 12. Investments and Potential Dispositions for a description of the Company's investment in Metropolitan Partners, LLC.

The Company reports its share of income and losses based on its ownership interest in its respective equity investments. The following summarized information for all unconsolidated companies is presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Refrigerated Storage Corporations," "Office and Retail" and "Other," as applicable, as of June 30, 1999.

BALANCE SHEETS AT JUNE 30, 1999:

                                                 RESIDENTIAL    REFRIGERATED
                                                 DEVELOPMENT      STORAGE           OFFICE AND
                                                CORPORATIONS    CORPORATIONS          RETAIL          OTHER
                                                ------------    ------------         --------        --------
Real estate, net ........................        $668,125        $ 1,270,376         $469,000
Cash ....................................          24,386             20,981           27,866
Other assets ............................         175,801            197,264           16,363
                                                 --------        -----------         --------
    Total assets ........................        $868,312        $ 1,488,621         $513,229
                                                 ========        ===========         ========

Notes payable ...........................        $318,095        $   592,430         $274,359
Notes payable to the Company ............         174,506                 --               --
Other liabilities .......................         165,044            165,173           17,511
Equity ..................................         210,667            731,018          221,359
                                                 --------        -----------         --------
     Total liabilities and equity .......        $868,312        $ 1,488,621         $513,229
                                                 ========        ===========         ========

Company's share of unconsolidated debt ..        $155,511        $   234,602         $128,228
                                                 ========        ===========         ========

Company's investments in real estate
  mortgages and equity of uncon-
  solidated companies ...................        $316,294        $   285,791         $105,916        $204,140
                                                 ========        ===========         ========        ========

SUMMARY STATEMENTS OF OPERATIONS:

                                                                FOR THE SIX MONTHS ENDED
                                                                      JUNE 30, 1999
                                                -------------------------------------------------------------
                                                 RESIDENTIAL    REFRIGERATED
                                                 DEVELOPMENT      STORAGE           OFFICE AND
                                                CORPORATIONS    CORPORATIONS          RETAIL          OTHER
                                                ------------    ------------         --------        --------
 Total revenues .........................        $211,786        $   171,777         $ 46,542
 Expenses:
    Operating expense ...................         164,128            102,882           19,707
    Interest expense ....................           1,507             23,058            8,794
    Depreciation and amortization .......           5,405             28,195            8,844
    Taxes ...............................          10,959             (5,964)              --
                                                 --------        -----------         --------
  Total expenses ........................         181,999            148,171           37,345
                                                 --------        -----------         --------

 Net income .............................        $ 29,787        $    23,606         $  9,197
                                                 ========        ===========         ========

 Company's equity in net income
    of unconsolidated companies .........        $ 23,044        $     9,730         $  1,956        $    910
                                                 ========        ===========         ========        ========

8. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:

                                                                                                         BALANCE AT
The following is a summary of the Company's debt financing at June 30, 1999:                              JUNE 30,
                                                                                                            1999
                                                                                                         ----------
SECURED DEBT
BankBoston, N.A. ("BankBoston") Term Note due October 30, 2001, bears interest at the
Eurodollar rate plus 325 basis points or the Base Rate (as defined in the Term Note
Agreement) plus 100 basis points (at June 30, 1999, the rate was 8.49% based on the
Eurodollar rate), with a three-year interest-only term, secured by Greenway I and IA, BP
Plaza, Washington Harbour, Bank One Tower, Frost Bank Plaza, Central Park Plaza, 3333 Lee
Parkway, The Addison and Reverchon Plaza Office Properties........................................      $ 320,000

AEGON Note due July 1, 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule (1) , secured by the Funding III, IV and V
Properties........................................................................................        280,000

LaSalle Note I bears interest at 7.83% with an initial seven-year interest-only term
(through August 2002), followed by principal amortization based on a 25-year amortization
schedule through maturity in August 2027(2), secured by the Funding I Properties..................        239,000

Salomon Brothers Realty Corp. ("Salomon Brothers") Note due September 14, 1999, bears interest at an initial rate of 30-day LIBOR plus 200 basis points (at June 30, 1999, the rate was 7.24%) with an interest-only term(3), secured by the Houston Center mixed-use
Office Property complex and the Four Seasons Hotel - Houston......................................        184,299

LaSalle Note II bears interest at 7.79% with an initial seven-year interest-only term
(through March 2003), followed by principal amortization based on a 25-year amortization
schedule through maturity in March 2028(4), secured by the Funding II Properties..................        161,000


BankBoston Bridge Loan, due August 31, 1999, bears interest at 30-day LIBOR plus 350 basis points (at June 30, 1999, the rate was 8.74%), secured by investment interests in
Metropolitan Partners LLC and the Desert Mountain Loans(5)........................................        150,000

SFT Whole Loans, Inc. ("SFT") Note due September 30, 2001, bears interest at 30-day LIBOR plus an average rate of 1.75% (at June 30, 1999, the rate was 6.99%) with an interest-only
term, secured by the Fountain Place Office Property...............................................         97,123

CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the  MCI Tower Office Property and Denver Marriott City Center Hotel
Property..........................................................................................         63,500

Metropolitan Life Note II due December 2002, bears interest at 6.93% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Energy Centre
Office Property...................................................................................         44,000


Metropolitan Life Note III due December 1999, bears interest at 7.74% with an interest-only
term, secured by the Datran Center Office Property................................................         40,000


Northwestern Note due January 2004, bears interest at 7.65% with an interest-only term,
secured by the 301 Congress Avenue Office Property................................................         26,000

                                                                                                         BALANCE AT
                                                                                                          JUNE 30,
                                                                                                            1999
                                                                                                        --------------
Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule, secured by five of The
Woodlands Office Properties.......................................................................         11,603

Nomura Funding VI Note bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in July 2020(6), secured by the
Funding VI Property...............................................................................          8,539

Metropolitan Life Note IV due December 1999, bears interest at 7.11% with monthly principal and interest payments based on a 15-year amortization schedule, secured by the Datran Center
Office Property...................................................................................          6,610

Rigney Note due June 2012, bears interest at 8.50% with quarterly principal and interest
payments based on a 15-year amortization schedule, secured by a parcel of land....................            747

UNSECURED DEBT

Line of Credit with BankBoston ("Credit Facility") (see description of Credit Facility below) ....        660,000

2007 Notes bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due
September 2007(7).................................................................................        250,000

2002 Notes bear interest at a fixed rate of 7.00% with a five-year interest-only term, due
September 2002(7).................................................................................        150,000
                                                                                                       ----------

     Total Notes Payable..........................................................................     $2,692,421
                                                                                                       ==========


----------------------

(1) On June 30, 1999, the Company refinanced the $115,000 La Salle Note III due July 1999 with this $280,000 AEGON Note. The proceeds were primarily used to repay the existing debt of $115,000 and to settle the Company's remaining Forward Share Purchase Agreement. (See Note 11. Shareholder's Equity) The outstanding principal balance at maturity will be approximately $223,000.

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

(3) On May 28, 1999, the Company refinanced the $184,299 Merrill Lynch Promissory Note with this Salomon Brothers Note.

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

(5) Prior to expiration on July 15, 1999, the Company extended the term of this loan to August 31, 1999.

(6) The Company has the option to defease the note, by purchasing Treasury obligations in an amount sufficient to pay the note, without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty at that date.

(7) The notes were issued in an offering registered with the Securities and Exchange Commission ("SEC").

         Below are the aggregate principal amounts due under the Credit Facility and other indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.

                                  SECURED           UNSECURED           TOTAL
                                 ----------        ----------        ----------
     (in thousands)
1999 ....................        $  381,528        $       --        $  381,528
2000 ....................             1,359           660,000           661,359
2001 ....................           429,208                --           429,208
2002 ....................            65,655           150,000           215,655
2003 ....................            72,201                --            72,201
Thereafter ..............           682,470           250,000           932,470
                                 ----------        ----------        ----------
                                 $1,632,421        $1,060,000        $2,692,421
                                 ==========        ==========        ==========

         The Company has approximately $381,528 of secured debt expiring during the remainder of 1999, consisting of two major components.

         The first component is $184,299 due under the Salomon Brothers Note maturing in September 1999, which is secured by the Houston Center mixed-use Office Property complex and the Four Seasons Hotel - Houston. The Company has a commitment from a commingled trust fund advised by J.P. Morgan Investment Management, Inc. to refinance the Salomon Brothers Note with a seven-year term loan of $200,000 bearing interest at an 8.3% fixed interest rate. Closing of this loan is expected to occur by August 31, 1999. This refinancing will retain the Houston Center mixed-use Office Property complex as collateral for the loan but will not include the Four Seasons Hotel - Houston, which currently serves as partial collateral for the existing loan.

         The second component is a $150,000 short-term Bridge Loan with BankBoston maturing August 31, 1999. The Company has a commitment from BankBoston for a $200,000 note secured by partnership interests in two pools of assets which currently also secure the LaSalle Notes I and II. This new loan is expected to have a four-year term and a floating interest rate based on 30-day LIBOR plus 325 basis points. The Company has entered into a four-year $200,000 interest rate swap agreement with Salomon Brothers Holding Company, Inc. ("Salomon") in a separate transaction related to this financing. Pursuant to this agreement, the Company will pay Salomon on a quarterly basis a 6.183% fixed interest rate, and Salomon will pay the Company a floating 90-day LIBOR rate based on the same quarterly reset dates. This loan is also expected to close by August 31, 1999, and the interest rate swap agreement becomes effective September 1, 1999.

CREDIT FACILITY

         On June 30, 1998, the Credit Facility was increased to $850,000 (currently limited to $750,000 of borrowing capacity, subject to increase based upon certain events) to enhance the Company's financial flexibility in making new real estate investments. The interest rate on advances under the Credit Facility is the Eurodollar rate plus 137 basis points. As of June 30, 1999, the interest rate on advances under the Credit Facility is unsecured and expires in June 2000. In connection with the refinancing of a BankBoston term note, the Company used $90,000 of the net proceeds of the refinancing to purchase a 12% participation interest from BankBoston in the Credit Facility. As a result, the Company's borrowing capacity under the Credit Facility is currently limited to $660,000. The Credit Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. The Company has entered into an agreement with its lender group to amend the Credit Facility to (i) provide for a reduction in the rent coverage level for CBHS, effective as of June 30, 1999, (ii) reduce the Company's reliance on the CBHS assets as support for the Credit Facility through a combination of the payment of certain amounts outstanding under the Credit Facility and the provision of substitute value to support the Credit Facility, and (iii) provide for a decrease in the size of the Credit Facility. As a result of this agreement, the Company was in compliance with the financial covenants related to the Credit Facility for the June 30, 1999 reporting period. The Company expects to make the short-term payments on the Credit Facility, as amended, with cash from operations and proceeds from asset sales.

9.    SETTLEMENT OF MERGER DISPUTE:

STATION CASINOS, INC. ("STATION")

         As of April 14, 1999, the Company and Station entered into a settlement agreement for the mutual settlement and release of all claims between the Company and Station arising out of the agreement and plan of merger between the Company and Station, which the Company terminated in August 1998. As part of the settlement agreement, the Company paid $15,000 to Station on April 22, 1999, which had been accrued by the Company at March 31, 1999.

10.  MINORITY INTEREST:

         Minority interest represents (i) the limited partnership interests owned by limited partners in the Operating Partnership ("units"), and (ii) joint venture interests held by third parties. Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent Equities' percentage interest in the Operating Partnership increases. During the six months ended June 30, 1999, there were 204,414 units exchanged for 408,828 common shares of Crescent Equities.

11.   SHAREHOLDERS' EQUITY:

COMMON SHARE ISSUANCE

         On March 25, 1999, the Company issued 12,356 additional common shares to the former holder of the Series B Preferred Shares, settling a dispute regarding the calculation of the conversion rate used in the conversion of the Series B Preferred Shares into the Company's common shares on November 30, 1998.

FORWARD SHARE PURCHASE AGREEMENT

         On June 30, 1999, the Company settled the forward share purchase agreement (the "Forward Share Purchase Agreement") with affiliates of the predecessor of UBS AG ("UBS"). As settlement of the Forward Share Purchase Agreement, the Company made a cash payment of approximately $149,000 (the "Settlement Price") to UBS in exchange for the return by UBS to the Company of 7,299,760 common shares.

         The number of common shares returned to the Company is equal to the 4,700,000 common shares originally issued to UBS plus 2,599,760 common shares subsequently issued by the Company, because of a decline in its stock price. The additional shares were issued as collateral for the Company's obligation to purchase 4,700,000 common shares from UBS by August 12, 1999. The Settlement Price was calculated based on the gross proceeds the Company received from the original issuance of 4,700,000 common shares to UBS, plus a forward accretion component equal to 90-day LIBOR plus 75 basis points, minus an adjustment for the Company's distributions paid to UBS. The forward accretion component represented a guaranteed rate of return to UBS.

         Upon settlement of this agreement, the Company had no forward share purchase agreements as of June 30, 1999.

DISTRIBUTIONS

Common Shares

       On February 17, 1999, the Company paid a cash dividend and unitholder distribution of $75,707, or $.55 per share and equivalent unit, to shareholders and equivalent unitholders of record on January 27, 1999. The dividend represented an annualized dividend of $2.20 per share and equivalent unit.

       On May 18, 1999, the Company paid a cash dividend and unitholder distribution of $76,494, or $.55 per share and equivalent unit, to shareholders and equivalent unitholders of record on April 27, 1999. The dividend represented an annualized dividend of $2.20 per share and equivalent unit.

       On July 12, 1999, the Company declared a cash dividend and unitholder distribution of $72,989, or $.55 per share and equivalent unit, to shareholders and equivalent unitholders of record on July 27, 1999. The dividend represents an annualized dividend of $2.20 per share and equivalent unit and is payable August 17, 1999.

Preferred Shares

       On February 16, 1999, the Company paid a cash dividend on its Series A Preferred Shares of $3,375, or $.422 per preferred share, to shareholders of record on January 29, 1999. The dividend represented an annualized dividend of $1.69 per preferred share.

       On May 14, 1999, the Company paid a cash dividend on its Series A Preferred Shares of $3,375, or $.422 per preferred share, to shareholders of record on April 30, 1999. The dividend represented an annualized dividend of $1.69 per preferred share.

       On July 12, 1999, the Company declared a cash dividend on its Series A Preferred Shares of $3,375, or $.422 per preferred share, to shareholders of record on July 30, 1999. The dividend represents an annualized dividend of $1.69 per preferred share and is payable on August 16, 1999.

12.   INVESTMENTS AND POTENTIAL DISPOSITIONS:

OFFICE AND RETAIL SEGMENT

       The Woodlands Commercial Properties Company, L.P., whose partners are the Company and Morgan Stanley Real Estate Fund II, L.P., is actively marketing for sale certain commercial property assets in The Woodlands.

REFRIGERATED STORAGE SEGMENT

         As of June 30, 1999, the Refrigerated Storage Partnerships and the Refrigerated Storage Corporations directly or indirectly owned the real estate assets associated with the Refrigerated Storage Properties. The business operations associated with the Refrigerated Storage Properties are owned by a recently formed partnership (the "Refrigerated Storage Operating Partnership"), owned 60% by Vornado Operating L.P. and 40% by a newly formed subsidiary of COI, in which the Company has no interest. The Company holds an indirect 39.6% interest in the Refrigerated Storage Partnerships and COI holds an indirect 0.4% interest in the Refrigerated Storage Partnerships. COI has an option to require the Company to purchase COI's remaining 1% interest in each of the Crescent Subsidiaries at such time as the purchase would not, in the opinion of counsel to the Company, adversely affect the status of Crescent Equities as a REIT, for an aggregate price, payable by the Company, of approximately $3,300.

         The Refrigerated Storage Operating Partnership, as sole lessee of the Refrigerated Storage Properties, entered into triple-net master leases with certain of the Refrigerated Storage Corporations. Each of the Refrigerated Storage Properties is subject to one or more of the leases, each of which has an initial term of 15 years, subject to two, five-year renewal options. The leases provide for an aggregate annual base rental rate of $123,000 for the first through fifth lease years, $126,000 for the sixth through 10th lease years and $130,500 for the 11th through 15th lease years, plus percentage rent based on the gross revenues received from customers at the Refrigerated Storage Properties above a specified amount.

RESIDENTIAL DEVELOPMENT SEGMENT

       On April 29, 1999, a partnership in which Crescent Development Management Corp. ("CDMC") has a 64% economic interest, finalized the purchase of "The Commons," a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado for approximately $25,000. Currently, it is contemplated that the project will include both sale and rental units at multiple price points. An adjacent 28 acres are expected to be commercially developed by another firm, providing a major mixed-use community adjacent to the lower downtown area of Denver. The acreage connects with several major entertainment and recreational facilities including Coors Field (home to the Major League's Colorado Rockies), Elitch Gardens (an amusement park) and the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets).

OTHER

         On December 8, 1998, Tower Realty Trust ("Tower"), Reckson Associates Realty Corporation ("Reckson"), and Metropolitan Partners, LLC ("Metropolitan") entered into a revised agreement and plan of merger that superseded the merger agreement to which the Company was a party. Under the revised agreement, Metropolitan agreed to acquire Tower for a combination of cash and Reckson exchangeable Class B common shares. The Company, Reckson and Metropolitan agreed that the Company's investment in Metropolitan would be an $85,000 preferred member interest in Metropolitan. In connection with the revised agreement, the Company contributed $10,000 of the $85,000 required capital contribution to Metropolitan in December 1998 and contributed the remaining $75,000 to Metropolitan upon satisfaction of all of the conditions to the funding on May 19, 1999. The Company's $85,000 preferred member interest in Metropolitan at June 30, 1999 would equate to an approximate 20% equity interest.

        The investment has a cash flow preference of 7.5% for a two-year period and may be redeemed by Metropolitan within the two-year period for $85,000, plus an amount sufficient to provide a 9.5% internal rate of return to the Company. If Metropolitan does not redeem the preferred interest upon expiration of the two-year period, the Company may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson at a conversion price of $24.61.

       The Company is actively marketing for sale its preferred interest in Metropolitan and does not intend to sell it at a price below management's assessment of the investment's fair value.

13.   RELATED PARTY INVESTMENT:

       On June 9, 1999, the Company, upon the approval of the independent members of its Board of Trust Managers, contributed approximately $17,000 of a $25,000 commitment to DBL Holdings, Inc. ("DBL"). The Operating Partnership has a 95% non-voting interest in DBL. DBL's primary holdings consist of the limited partner interest in the partnership that has equity and debt interests in the Dallas Mavericks, interests in the new Dallas sports arena development and surrounding mixed-use development projects.

       The contribution was used by DBL to invest in DBL-ABC, Inc., which, in turn, acquired a limited partnership interest of 12.5% in the G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and is managed by an entity that is owned equally by Goff Moore Strategic Partners, LP ("GMSP") and GMAC Commercial Mortgage Corporation. John Goff, Vice-Chairman of the Board of Trust Managers and President and Chief Executive Officer of the Company, and Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, each own 50% of the entity that ultimately controls GMSP. Mr. Rainwater is a limited partner of GMSP.

14.  PROPOSED CBHS RECAPITALIZATION:

BEHAVIORAL HEALTHCARE SEGMENT

         During the six months ended June 30,1999, the Company received rental payments of $21,900 from CBHS as required under its lease with CBHS. CBHS has been negatively affected by many factors including adverse industry conditions. As a result, CBHS is no longer performing in accordance with its operating budget. The Company's management is working with other constituents to recapitalize CBHS and has entered into a letter agreement with the Company, COI, Magellan and CBHS pursuant to which (i) the Company has agreed to defer the payment of the August rent by CBHS to the last four months of 1999, (ii) the Company, Magellan, COI and CBHS have agreed to enter into certain mutual releases at closing, and (iii) Magellan has agreed that it will, at the closing of the transactions, transfer its remaining hospital-based assets (including Charter Advantage, Charter Franchise Services, LLC, the call center assets, the Charter name and related intellectual property and certain other assets) to CBHS, and cancel its accrued franchise fees. The closing of the transactions is expected to occur in thirty days. If the transactions do not close within thirty days, the letter agreement will terminate and CBHS potentially will be unable to satisfy all of its lease obligations to the Company. Although management continues to work on this recapitalization, the Company may have downside exposure on its original investment and on income associated with its lease with CBHS. The Company's investment in CBHS represented approximately 7% of its total assets at June 30, 1999, and approximately 8% of consolidated rental revenues for the six months ended June 30, 1999.

         CBHS was not able to make its rental payment of $3,800 that was due August 10, 1999 and requested to pay August rent in four equal installments beginning in September, 1999. The Company agreed to amend its lease with CBHS on August 10, 1999, to allow CBHS to defer the August, 1999 payment by making additional rental payments that effectively bear interest at approximately 11% to the Company during the period from September 1999 through December 1999. These additional payments will be due and payable along with CBHS's regular monthly rental payments. The master lease between the Company and CBHS, as amended, remains in full force and effect.

15.   PENDING DIVESTITURE:

         On July 26, 1999, the Company announced that the Company and DBL have agreed to sell their non-core equity and debt interests in the Dallas Mavericks, interest in the new Dallas sports arena development and surrounding mixed-use development projects and certain promissory notes related to the Dallas Mavericks for approximately $89,000 in cash. Certain of the transactions are subject to approval by the National Basketball Association. The sale is not expected to have a material impact on the Company's financial position or results of operations. The proceeds from the sale are expected to be used to pay down the Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in Item 1. Financial Statements of this document and the more detailed information contained in the Company's Form 10-K for the year ended December 31, 1998. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in the notes to the financial statements in Item 1. Financial Statements.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by terms such as "believe", "expect" and "may."

         Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those given in the forward-looking statements. Certain factors that might cause such a difference are detailed in the Company's Current Report on Form 8-K/A dated April 17, 1998 and filed May 14, 1999.

         The following factors might cause such a difference:

          o Failure to complete the recapitalization of CBHS which would adversely affect CBHS's ability to fulfill all of its lease obligations;

          o Adverse changes in the financial condition of existing tenants;

          o The Company's ability to generate revenues sufficient to meet debt service payments, satisfy existing financial covenants and other operating expenses;

          o Financing risks, such as the availability of funds sufficient to service existing debt, increases in debt service associated with variable rate debt and the Company's ability to consummate planned financings and refinancings on the terms and within the time frames anticipated;

          o The Company's ability to timely lease unoccupied square footage and timely release occupied square footage upon expiration;

          o Changes in real estate conditions (including rental rates and competition from other properties);

          o The concentration of a significant percentage of the Company's assets in Texas;

          o The existence of complex regulations relating to the Company's status as a REIT and the adverse consequences of the failure to qualify as such; and

          o Other risks detailed from time to time in the Company's filings with the SEC.

         Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company is not obligated to update these forward-looking statements to reflect any future events or circumstances.

STRATEGY

         John C. Goff, Vice-Chairman of the Board of Trust Managers of the Company, was appointed to the additional positions of President and Chief Executive Officer of the Company on June 11, 1999. The immediate objectives of Mr. Goff and the management team are to:

          o Resolve the issues surrounding the Company's investment in CBHS;

          o       Reduce the Company's exposure on variable rate debt; and

          o Dispose of non-strategic or non-core assets in order to generate funds for future growth.

CBHS

         The Company's management is working with other constituents to recapitalize CBHS. Any recapitalization will be designed to preserve value for the Company's shareholders while permitting CBHS to strengthen its business to provide the Company with greater security regarding the collectibility of its lease payments from CBHS.

Variable-rate Debt

         Management is reviewing alternative means of reducing the Company's exposure on its variable-rate debt to create greater predictability of interest expense and earnings. Among the alternatives being considered are asset sales to reduce debt, refinancings and interest rate swaps and hedges.

Asset Dispositions

         On July 26, 1999, the Company announced that the Company and DBL have agreed to sell their non-core equity and debt interests in the Dallas Mavericks, interest in the new Dallas sports arena development and surrounding mixed-use development projects and certain promissory notes related to the Dallas Mavericks for approximately $89 million in cash.

         The Company is also actively marketing for sale certain non-strategic or non-core assets consisting of 12 Office Properties and its preferred interest in Metropolitan (which acquired Tower in May 1999) in an effort to refocus the Company's business objectives and generate funds for future growth.

         Additionally, The Woodlands Commercial Properties Company, L.P., whose partners are the Company and Morgan Stanley Real Estate Fund II, L.P., is actively marketing for sale certain commercial property assets in The Woodlands.

         The Company does not intend to dispose of any assets at prices below management's assessment of the property's or investment's fair value.

OFFICE AND RETAIL SEGMENT

         Office Property net operating income increased by approximately 4% for the three months ended June 30, 1999, compared to the three months ended June 30, 1998, for the 27.1 million square feet of office properties owned as of January 1, 1998. This increase is composed of a 6% increase in same-store revenues offset by a 10% increase in same-store expenses. For these properties, the weighted average occupancy for the three months ended June 30, 1999 was approximately 90.9%, and the weighted average occupancy for the six months ended June 30, 1998 was approximately 89.7%.

         For the three months ended June 30, 1999, leases were executed (all of which have commenced or will commence during the next twelve months) renewing or re-leasing 900,379 net rentable square feet of office space at a weighted average full-service rental rate (weighted average full-service rental rates include free rent, scheduled rent increases that would be taken into account under GAAP, and expense recoveries) and an FFO annual net effective rental rate (calculated as weighted average full-service rental rate minus Company-paid operating expenses) of $20.72 and $13.20 per square foot, respectively. These rates represent a 17% and 30% increase, respectively, over expiring leases, which had a weighted average full-service rental rate of $17.65 per square foot and an FFO annual net effective rental rate of $10.14 per square foot.

         Office Property net operating income increased by approximately 7% for the six months ended June 30, 1999, compared to the six months ended June 30, 1998, for the 27.1 million square feet of office properties owned as of January 1, 1998. This increase is composed of an 8% increase in same-store revenues offset by a 10% increase in same-store expenses. For these properties, the weighted average occupancy for the six months ended June 30, 1999 was approximately 91.5%, and the weighted average occupancy for the six months ended June 30, 1998 was approximately 89.3%.

         For the six months ended June 30, 1999, leases were executed (all of which have commenced or will commence during the next twelve months) renewing or re-leasing 1,565,515 net rentable square feet of office space at a weighted average full-service rental rate (weighted average full-service rental rates include free rent, scheduled rent increases that would be taken into account under GAAP and expense recoveries) and an FFO annual net effective rate (calculated as weighted average full-service rental rate minus Company-paid operating expenses) of $21.52 and $13.57 per square foot, respectively. These rates represent a 19% and 33% increase, respectively, over expiring leases, which had a weighted average full-service rental rate of $18.14 per square foot and an FFO annual net effective rate of $10.20 per square foot.

         The leases executed for the six months ended June 30, 1999, all of which have commenced or will commence during the next twelve months, required tenant improvement and leasing costs of $5.80 and $2.99 per square foot, respectively, or $1.21 and $0.73 per square foot per year, respectively. The overall office portfolio was approximately 91% leased (based on executed leases) and 90% leased (based on commenced leases) at June 30, 1999.

HOSPITALITY SEGMENT

         Hotel Property rental income growth, including weighted average base rent and percentage rent, was approximately 17% and 15%, respectively, for the three and six months ended June 30, 1999, compared to the same period of 1998, for the six full-service hotel properties and two destination health and fitness resorts owned as of January 1, 1998 (weighted average base rent includes scheduled rent increases that would be taken into account under GAAP). The growth primarily represents the return on capital invested during 1998 and early 1999.

         For the three months ended June 30, 1999, weighted average occupancy, average daily rate and revenue per available room for all Hotel Properties were 75%, $226 and $167, respectively, compared to 75%, $214 and $159, respectively, for the same period of 1998. For the six months ended June 30, 1999, the weighted average occupancy, average daily rate and revenue per available room for all Hotel Properties were 77%, $238 and $182, respectively, compared to 75%, $226 and $169, respectively, for the same period of 1998.

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

         The Woodlands Land Company, Inc. The Woodlands, Texas. For the three months ended June 30, 1999, 407 lots with an average sales price of $48,031 per lot and 19 acres of commercial land were sold, compared to 402 lots with an average sales price of $54,986 per lot and 24 acres of commercial land, for the same period of 1998. For the six months ended June 30, 1999, 918 lots with an average sales price of $48,789 per lot and 27 acres of commercial land were sold, compared to 819 lots with an average sales price of $53,246 per lot and 105 acres of commercial land, for the same period of 1998.

         Desert Mountain Development Corporation ("Desert Mountain"), Scottsdale, Arizona. For the three months ended June 30, 1999, Desert Mountain sold 88 lots with an average sales price of $594,000 per lot (including club membership), compared to 71 lots with an average sales price of $398,000 per lot (including club membership), for the same period of 1998. Of the 88 lots sold during the second quarter of 1999, Desert Mountain sold 42 lots with an average sales price of $640,000 per lot, in the initial three villages in Saguaro Forest, which consist of 105 lots. The Saguro Forest is an exclusive community of 380 lots surrounding the new Chiricahua Jack Nicklaus signature golf course at Desert Mountain. For the six months ended June 30, 1999, Desert Mountain sold 124 lots with an average sales price of $548,000 per lot (including club membership), compared to 123 lots with an average sales price of $382,000 per lot (including club membership), for the same period of 1998.

         Crescent Development Management Corp. ("CDMC"), Beaver Creek, Colorado. For the three months ended June 30, 1999, CDMC's sales from its five active projects were eight townhomes, two single-family homes and one equivalent timeshare unit, compared to sales from its one active project of nine residential lots for the same period of 1998. For the six months ended June 30, 1999, CDMC's sales from its five active projects were six residential lots, 21 townhomes, four single-family homes, and 5 equivalent timeshare units, compared to sales from its one active project of 12 residential lots for the same period of 1998.

         On April 29, 1999, a partnership in which Crescent Development Management Corp. ("CDMC") has a 64% economic interest, finalized the purchase of "The Commons," a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado for approximately $25 million. Currently, it is contemplated that the project will include both sale and rental units at multiple price points. An adjacent 28 acres is expected to be commercially developed by another firm, thus providing a major mixed-use community adjacent to the lower downtown area of Denver. The acreage connects with several major entertainment and recreational facilities including Coors Field (home to the Major League's Colorado Rockies), Elitch Gardens (an amusement park) and the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets).

         Mira Vista Development Corp. ("Mira Vista"), Fort Worth, Texas. For the three months ended June 30, 1999, Mira Vista sold 11 lots with an average sales price of $118,000 per lot, compared to four lots with an average sales price of $179,000 for the same period of 1998. For the six months ended June 30, 1999, Mira Vista sold 19 lots with an average sales price of $124,000 per lot, compared to 15 lots with an average sales price of $116,000 per lot, for the same period of 1998.

         Houston Area Development Corp. ("Houston Area Development"), Houston, Texas. For the three months ended June 30, 1999, Houston Area Development sold 67 lots with an average sales price of $30,000 per lot and 16 acres of commercial land, compared to 41 lots with an average sales price of $28,000 per lot for the same period of 1998. For the six months ended June 30, 1999, Houston Area Development sold 113 lots with an average sales price of $29,000 per lot and 16 acres of commercial land, compared to 65 lots with an average sales price of $28,000 per lot, for the same period of 1998.

REFRIGERATED STORAGE SEGMENT

         As of June 30, 1999, the Refrigerated Storage Partnerships and the Refrigerated Storage Corporations directly or indirectly owned real estate assets associated with the Refrigerated Storage Properties. The business operations associated with the Refrigerated Storage Properties are owned by the recently formed Refrigerated Storage Operating Partnership, in which the Company has no interest. The Company holds an indirect 39.6% interest in the Refrigerated Storage Partnerships which are entitled to receive 39.6% of the lease payments (base rent and percentage rent) from the Refrigerated Storage Operating Partnership.

         Management believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is a useful financial performance measure for assessing the financial condition of the Refrigerated Storage Operating Partnership, which is the sole lessee of the Refrigerated Storage Properties.

         This table shows (i) the Refrigerated Storage Operating Partnership's proforma EBITDA for the six months ended June 30, 1999 and 1998, assuming that the acquisitions by one of the Refrigerated Storage Partnerships of 14 Refrigerated Storage Properties occurred January 1, 1998, and (ii) the proforma lease payment for the six months ended June 30, 1999, assuming the restructuring of the Refrigerated Storage Corporations' investment in the Refrigerated Storage Properties had occurred on January 1, 1999.

    EBITDA FOR THE SIX MONTHS          PROFORMA LEASE PAYMENT FOR THE
          ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
    --------------------------         ------------------------------
          (in millions)                        (in millions)
     1999                 1998                     1999
    -----                -----                    -----
    $75.6                $73.0                    $75.1


Comparative EBITDA has been provided for the six months ended June 30, 1999 and 1998 to illustrate the relative stability of the Refrigerated Storage Operating Partnership's financial condition. EBITDA does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP, but management believes that it is a good indication of the Refrigerated Storage Operating Partnership's ability to make its lease payments to the Refrigerated Storage Partnerships, in which the Company has an indirect 39.6% interest.

BEHAVIORAL HEALTHCARE SEGMENT

         During the six months ended June 30,1999, the Company received rental payments of $21.9 million from CBHS as required under its lease with CBHS. CBHS has been negatively affected by many factors including adverse industry conditions. As a result, CBHS is no longer performing in accordance with its operating budget. The Company's management is working with other constituents to recapitalize CBHS and has entered into a letter agreement with the Company, COI, Magellan and CBHS pursuant to which (i) the Company has agreed to defer the payment of the August rent by CBHS to the last four months of 1999, (ii) the Company, Magellan, COI and CBHS have agree to enter into certain mutual releases at closing, and (iii) Magellan has agreed that it will, at the closing of the transactions, transfer its remaining hospital-based assets (including Charter Advantage, Charter Franchise Services, LLC, the call center assets, the Charter name and related intellectual property and certain other assets) to CBHS, and cancel its accrued franchise fees. The closing of the transactions is expected to occur in thirty days. If the transactions do not close within thirty days, the letter agreement will terminate and CBHS potentially will be unable to satisfy all of its lease obligations to the Company. Although management continues to work on this recapitalization, the Company may have downside exposure on its original investment or on income associated with its lease with CBHS.

The Company's investment in CBHS represented approximately 7% of its total assets at June 30, 1999 and approximately 8% of consolidated rental revenues for the six months ended June 30, 1999.

         CBHS was not able to make its rental payment of $3.8 million that was due August 10, 1999 and requested to pay August rent in four equal installments beginning in September, 1999. The Company agreed to amend its lease with CBHS on August 10, 1999, to allow CBHS to defer the August 1999 payment by making additional rental payments that effectively bear interest at approximately 11% to the Company during the period from September 1999 through December 1999. These additional payments will be due and payable along with CBHS's regular monthly rental payments. The master lease between the Company and CBHS, as amended, remains in full force and effect.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides that all derivative instruments should be recognized as either assets or liabilities, depending on the rights or obligations under the contract and that all derivative instruments should be measured at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and would have had no material impact on the Company's financial statements for the three or six months ended June 30, 1999.

RESULTS OF OPERATIONS

         The following table shows the Company's financial data as a percentage of total revenues for the three and six months ended June 30, 1999 and 1998 and the variance in dollars between the three and six months ended June 30, 1999 and the same periods in 1998. (See Note 6 Segment Reporting included in Item 1. Financial Statements for financial information about industry segments).

                                       ------------------------------------------------   -----------------------------------
                                       FINANCIAL DATA AS A PERCENTAGE OF TOTAL REVENUES   TOTAL VARIANCE       TOTAL VARIANCE
                                                                                            IN DOLLARS          IN DOLLARS
                                                                                           BETWEEN THE          BETWEEN THE
                                                                                           THREE MONTHS          SIX MONTHS
                                           FOR THE THREE MONTHS   FOR THE SIX MONTHS      ENDED JUNE 30,       ENDED JUNE 30,
                                              ENDED JUNE 30,        ENDED JUNE 30,        1999 AND 1998        1999 AND 1998
                                           -------------------    ------------------      --------------       --------------
                                            1999        1998       1999       1998               (DOLLARS IN MILLIONS)
REVENUES
   Office and retail
     properties                               80.9%       81.3%      80.9%      79.9%        $  18.2               $  41.8
   Hotel properties                            8.4         7.5        8.3        7.8             3.4                   5.9
   Behavioral healthcare
     properties                                7.2         8.2        7.3        8.4            --                    --
   Interest and other income                   3.5         3.0        3.5        3.9             1.7                   0.1
                                           -------     -------    -------    -------         -------               -------
        TOTAL REVENUES                       100.0       100.0      100.0      100.0            23.3                  47.8
                                           -------     -------    -------    -------         -------               -------

EXPENSES
    Operating expenses                        34.0        33.2       34.4       33.6             9.4                  19.1
    Corporate general and
     administrative                            2.0         2.1        2.1        2.0             0.2                   1.2
    Interest expense                          23.3        22.4       23.1       21.8             7.1                  15.3
    Amortization of
     deferred financing costs                  1.5         0.7        1.5        0.7             1.7                   3.5
    Depreciation and
     amortization                             17.2        16.7       17.6       16.6             4.7                  11.9
    Settlement of merger
     dispute                                  --          --          4.0       --              --                    15.0
                                           -------     -------    -------    -------         -------               -------
       TOTAL EXPENSES                         78.0        75.1       82.7       74.7            23.1                  66.0
                                           -------     -------    -------    -------         -------               -------
Operating income                              22.0        24.9       17.3       25.3             0.2                 (18.2)


OTHER INCOME
    Equity in net income of
    unconsolidated Companies:
        Office and retail
          properties                           0.0        (0.3)       0.5        0.3             0.4                   1.2
        Refrigerated storage
          corporations                         2.1        (0.9)       2.6       (0.5)            5.6                  11.2
        Residential
          development corporations             7.5         4.8        6.1        3.8             6.3                  10.4
        Other                                  0.3        --          0.2       --               0.6                   0.9
                                           -------     -------    -------    -------         -------               -------
        TOTAL OTHER INCOME                     9.9         3.6        9.4        3.6            12.9                  23.7
                                           -------     -------    -------    -------         -------               -------

INCOME BEFORE MINORITY
   INTERESTS                                  31.9        28.5       26.7       28.9            13.1                   5.5
        Minority interests                    (3.2)       (2.8)      (2.6)      (2.9)           (1.3)                 (0.2)
                                           -------     -------    -------    -------         -------               -------

NET INCOME                                    28.7        25.7       24.1       26.0            11.8                   5.3

PREFERRED SHARE DIVIDENDS                     (1.8)       (2.0)      (1.8)      (1.5)           --                    (1.9)

FORWARD SHARE PURCHASE
   AGREEMENT RETURN                           (1.1)       --         (1.1)      --              (2.2)                 (4.3)
                                           -------     -------    -------    -------         -------               -------

NET INCOME AVAILABLE TO
   COMMON SHAREHOLDERS                        25.8%       23.7%      21.2%      24.5%        $   9.6               $  (0.9)
                                           =======     =======    =======    =======         =======               =======


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 1998

REVENUES

         Total revenues increased $23.3 million, or 13.8%, to $192.4 million for the three months ended June 30, 1999, as compared to $169.1 million for the three months ended June 30, 1998.

         The increase in Office and Retail Property revenues of $18.2 million, or 13.2%, compared to the three months ended June 30, 1998, is attributable to:

          o the acquisition of three Office Properties during the second quarter of 1998, which contributed revenues for a full quarter in 1999, as compared to a partial quarter in 1998, resulting in $4.0 million in incremental revenues;

          o increased revenues of $9.5 million from the 86 Office and Retail Properties acquired prior to April 1, 1998, primarily as a result of rental rate and occupancy increases at these Properties; and

          o increased revenues of $4.7 million as a result of the receipt of a lease termination fee from a tenant at one of the Company's Office Properties in Houston.

         The increase in Hotel Property revenues of $3.4 million, or 26.8%, compared to the three months ended June 30, 1998, is primarily attributable to:

          o the acquisition of one golf course affiliated with one of the Hotel Properties subsequent to June 30, 1998, resulting in $0.6 million of incremental revenues;

          o increased revenues of $0.3 million from the re-leasing of the Omni Austin Hotel to an unrelated third party as of January 1, 1999; and

          o increased revenues of $2.3 million from the eight Hotel Properties acquired prior to April 1, 1998, primarily as a result of an increase in base rents of $1.5 million because of lease amendments entered into in connection with contributions made by the Company for capital improvements at some of the Hotel Properties and an increase in percentage rent of $0.8 million.

         The increase in interest and other income of $1.7 million, or 33.3%, compared to the three months ended June 30, 1998, is primarily attributable to:

          o increased interest income of $0.5 million on additional loans to COI;

          o increased interest income of $0.6 million due to additional notes receivable; and

          o       preferred dividends of $0.4 million from Metropolitan.

EXPENSES

         Total expenses increased $23.1 million, or 18.2%, to $150.1 million for the three months ended June 30, 1999, as compared to $127.0 million for the three months ended June 30, 1998.

         The increase in rental property operating expenses of $9.4 million, or 16.7%, compared to the three months ended June 30, 1998, is attributable to:

          o the acquisition of three Office Properties during the second quarter of 1998, which incurred expenses for a full quarter in 1999, as compared to a partial quarter in 1998, resulting in $1.7 million of incremental expenses; and

          o increased expenses of $7.7 million from the 86 Office and Retail Properties acquired prior to April 1, 1998, primarily as a result of real estate taxes ($5.0 million) and occupancy increases at these Properties.

         The increase in depreciation and amortization expense of $4.7 million, or 16.6%, compared to the three months ended June 30, 1998, is primarily attributable to the acquisition during the second quarter of 1998 of three Office Properties.

         The increase in interest expense of $7.1 million, or 18.8%, compared to the three months ended June 30, 1998, is primarily attributable to:

          o       $3.3 million of interest payable under the Salomon Brothers
                  Note issued in conjunction with the termination of the equity swap agreement with Merrill Lynch International on September 30, 1998; and

          o $3.8 million of incremental interest payable due to draws under the Credit Facility and term loans with BankBoston (average balance outstanding on the Credit Facility and under the term loans for the three months ended June 30, 1999 and 1998 was $1,029.7 million and $759.2 million, respectively). All of these financing arrangements were used to fund investments and obligations associated with investments and to provide working capital.

EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES

         Equity in net income of unconsolidated companies increased $12.9 million, or 211.5%, to $19.0 million for the three months ended June 30, 1999, as compared to $6.1 million for the three months ended June 30, 1998.

         The increase is primarily attributable to:

          o an increase in equity in net income of the Refrigerated Storage Corporations of $5.6 million, or 350.0 %, compared to the three months ended June 30, 1998, primarily as a result of the acquisitions by one of the Refrigerated Storage Partnerships of nine and five Refrigerated Storage Properties and the associated operations in June 1998 and July 1998, respectively, (as of March 12, 1999, the Refrigerated Storage Corporations no longer owned the operations associated with the Refrigerated Storage Properties but collect a lease payment from the Refrigerated Storage Operating Partnership) and the Refrigerated Storage Corporations' refinancing of approximately $607 million of debt in April 1998, which reduced interest expense for the three months ended June 30, 1999 as compared to the same period in 1998; and

          o an increase in equity in net income of the Residential Development Corporations of $6.3 million, or 77.8%, compared to the three months ended June 30, 1998, primarily as a result of an increase in sales activity and the increased average sales price per lot at Desert Mountain, which resulted in $5.6 million of incremental equity in net income to the Company, and an increase in sales activity at Houston Area Development, which resulted in $2.6 million of incremental equity in net income to the Company. These increases in equity in net income were partially offset by a $1.4 million decease in revenues at The Woodlands due to lower average sales prices per lot for the three months ended June 30, 1999 compared to the same period of 1998. The number of lots sold at the Woodlands remained constant for both periods.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998

REVENUES

         Total revenues increased $47.8 million, or 14.5%, to $378.1 million for the six months ended June 30, 1999, as compared to $330.3 million for the six months ended June 30, 1998.

         The increase in Office and Retail Property revenues of $41.8 million, or 15.8%, compared to the six months ended June 30, 1998, is attributable to:

          o the acquisition of nine Office Properties during the first six months of 1998, which contributed revenues during the full six-months of 1999, as compared to only a portion of the period of 1998, resulting in $16.9 million in incremental revenues; and

          o increased revenues of $20.2 million from the 80 Office and Retail Properties acquired prior to January 1, 1998, primarily as a result of rental rate and occupancy increases at these Properties; and

          o Increased revenues of $4.7 million as a result of the receipt of a lease termination fee from a tenant at one of the Company's Office Properties in Houston.

         The increase in Hotel Property revenues of $5.9 million, or 23.0%, compared to the six months ended June 30, 1998, is primarily attributable to:

          o the acquisition of one golf course affiliated with one of the Hotel Properties subsequent to June 30, 1998, resulting in $1.1 million of incremental revenues;

          o increased revenues of $0.9 million from the re-leasing of the Omni Austin Hotel to an unrelated third party as of January 1, 1999; and

          o increased revenues of $3.7 million from the eight Hotel Properties acquired prior to January 1, 1998, primarily as a result of an increase in base rents of $1.9 million because of lease amendments entered into in connection with contributions made by the Company for capital improvements at some of the Hotel Properties and an increase in percentage rent of $1.8 million.

EXPENSES

         Total expenses increased $66.0 million, or 26.7%, to $312.8 million for the six months ended June 30, 1999, as compared to $246.8 million for the six months ended June 30, 1998.

         The increase in rental property operating expenses of $19.1 million, or 17.2%, compared to the six months ended June 30, 1998, is attributable to:

          o the acquisition of nine Office Properties during the first six months of 1998, which incurred expenses during the full six-month period of 1999, as compared to only a portion of the period of 1998, resulting in $7.3 million of incremental expenses; and

          o increased expenses of $11.8 million from the 80 Office and Retail Properties acquired prior to January 1, 1998, primarily as a result of real estate taxes ($7.0 million) and occupancy increases at these Properties.

         The increase in depreciation and amortization expense of $11.9 million, or 21.7%, compared to the six months ended June 30, 1998, is primarily attributable to the acquisition during 1998 of nine Office Properties.

         The increase in interest expense of $15.3 million, or 21.2%, compared to the six months ended June 30, 1998, is primarily attributable to:

          o $1.2 million of interest payable under the Metropolitan Life Notes III and IV, which were assumed in connection with the acquisition of the Datran Center Office Property in May 1998;

          o       $6.6 million of interest payable under the Salomon Brothers
                  Note issued in conjunction with the termination of the equity swap agreement with Merrill Lynch International on September 30, 1998; and

          o $7.3 million of incremental interest payable due to draws under the Credit Facility and under the term loans with BankBoston (average balance outstanding on the Credit Facility and under the term loans for the six months ended June 30, 1999 and 1998 was $982.5 million and $680.7 million, respectively). All of these financing arrangements were used to fund investments and obligations associated with investments and to provide working capital.

         An additional increase in expenses of $15.0 million is attributable to non-recurring costs associated with the settlement of litigation relating to the merger agreement entered into in January 1998 between the Company and Station.

EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES

         Equity in net income of unconsolidated companies increased $23.7 million, or 199.2%, to $35.6 million for the six months ended June 30, 1999, as compared to $11.9 million for the six months ended June 30, 1998.

         The increase is primarily attributable to:

          o an increase in equity in net income of the Refrigerated Storage Corporations of $11.2 million, or 746.7%, compared to the six months ended June 30, 1998, primarily as a result of the acquisitions by one of the Refrigerated Storage Partnerships of nine and five Refrigerated Storage Properties and the associated operations in June 1998 and July 1998, respectively, (as of March 12, 1999 the Refrigerated Storage Corporations no longer owned the operations associated with the Refrigerated Storage Properties but collect a lease payment from the Refrigerated Storage Operating Partnership) and the Refrigerated Storage Corporations' refinancing of approximately $607 million of debt in April 1998, which reduced interest expense for the six months ended June 30, 1999 as compared to the same period in 1998.

          o an increase in equity in net income of the Residential Development Corporations of $10.4 million, or 82.5%, compared to the six months ended June 30, 1998, primarily as a result of (i) the increased sales activity at CDMC and Houston Area Development, which resulted in $2.0 million and $2.5 million, respectively, of incremental equity in net income to the Company, and ii) the increased average sales price per lot at Desert Mountain which resulted in $5.9 million of incremental equity in net income to the Company; and

          o an increase in equity in net income of the other unconsolidated companies of $1.2 million, or 150.0%, compared to the six months ended June 30, 1998, primarily as a result of increased operating income at The Woodlands Commercial Properties Company, L.P., attributable to the acquisition of one office building and the development of one office building in the second quarter of 1998, which contributed revenues during the full six months of 1999, as compared to only a portion of the period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $105.4 million and $110.3 million at June 30, 1999 and December 31, 1998, respectively. This 4.4% decrease is attributable to $227.1 million used in investing activities, partially offset by $153.2 million and $69.1 million of cash provided by operating activities and financing activities, respectively.

INVESTING ACTIVITIES

         The Company's cash used in investing activities of $227.1 million is primarily attributable to:

          o $127.4 million for increased investments in unconsolidated companies;

          o $29.1 million for recurring and non-recurring tenant improvement and leasing costs for the Office and Retail Properties;

          o $21.7 million for increased investments in the Residential Development Corporations;

          o $19.5 million attributable to increased restricted cash and cash equivalents primarily due to the escrow requirements related to the refinancing of the Greenway Plaza Office Property complex;

          o $14.7 million for capital expenditures on rental properties, primarily attributable to: i) non-recoverable building improvements for the Office and Retail Properties, ii) replacement of furniture, fixtures and equipment for the Hotel Properties and iii) improvements and renovations at the Hotel Properties;

          o $9.5 million outflow from an increase in notes receivable primarily due to advances made to unconsolidated companies; and

          o       $5.1 million for the development of investment properties.

OPERATING ACTIVITIES

         The Company's cash provided by operating activities of $153.2 million is primarily attributable to:

          o       $147.3 million from Property operations;

          o $20.9 million from a decrease in other assets, primarily due to the sale of marketable securities ($18.8 million);

          o       $9.8 million from minority interests; and

          o $3.8 million from a decrease in restricted cash and cash equivalents.

         The cash provided by operating activities is partially offset by:

          o $14.0 million from a decrease in accounts payable, accrued liabilities and other liabilities; and

          o $14.6 million from equity in earnings in excess of distributions received from unconsolidated companies.

FINANCING ACTIVITIES

         The Company's use of cash for financing activities of $69.1 million is primarily attributable to:

          o distributions paid to common shareholders and unitholders of $152.3 million;

          o settlement of the Forward Share Purchase Agreement for $149.4 million;

          o debt financing costs of $12.9 million primarily related to the refinancing of the Greenway Plaza Office Property complex; and

          o       distributions paid to preferred shareholders of $6.8 million.

         The use of cash for financing activities is partially offset by:

          o net proceeds under short-term and long-term facilities of $374.3 million primarily due to proceeds from the refinancing of the Greenway Plaza Office Property complex ($165 million), the BankBoston Bridge Loan ($150 million) and the BankBoston Term Note ($60 million); and

          o proceeds from exercise of common share options of $17.9 million.

SHELF REGISTRATION STATEMENT

         On October 29, 1997, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the SEC for an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets when considered appropriate. As of June 30, 1999, approximately $782.7 million was available under the Shelf Registration Statement for the issuance of securities.

FORWARD SHARE PURCHASE AGREEMENT

         On June 30, 1999, the Company settled the Forward Share Purchase Agreement with UBS. As settlement of the Forward Share Purchase Agreement, the Company made a cash payment of approximately $149 million to UBS in exchange for the return by UBS to the Company of 7,299,760 common shares.

         The number of common shares returned to the Company is equal to the 4,700,000 common shares originally issued to UBS plus 2,599,760 common shares subsequently issued by the Company, because of a decline in its stock price. The additional shares were issued as collateral for the Company's obligation to purchase 4,700,000 common shares from UBS by August 12, 1999. The Settlement Price was calculated based on the gross proceeds the Company received from the original issuance 4,700,000 of common shares to UBS, plus a forward accretion component equal to 90-day LIBOR plus 75 basis points, minus an adjustment for the Company's distributions paid to UBS. The forward accretion component represented a guaranteed rate of return to UBS.

         Upon settlement of this agreement, the Company had no forward share purchase agreements as of June 30, 1999.

STATION CASINOS, INC.

         On April 14, 1999, the Company and Station entered into a settlement agreement for the mutual settlement and release of all claims between the Company and Station arising out of the agreement and plan of merger between the Company and Station, which the Company terminated in August 1998. As part of the settlement agreement, the Company paid $15 million to Station on April 22, 1999.

CREDIT FACILITY

         The Company has entered into an agreement with its lender group to amend the Credit Facility to (i) provide for a reduction in the rent coverage level for CBHS, effective as of June 30, 1999, (ii) reduce the Company's reliance on the CBHS assets as support for the Credit Facility through a combination of the payment of certain amounts outstanding under the Credit Facility and the provision of substitute value to support the Credit Facility, and (iii) provide for a decrease in the size of the Credit Facility. As a result of this agreement, the Company was in compliance with the financial covenants related to the Credit Facility for the June 30, 1999 reporting period. The Company expects to make the short-term payments on the Credit Facility, as amended, with cash from operations and proceeds from asset sales.

LIQUIDITY REQUIREMENTS

         On June 30, 1999, the Company refinanced the Greenway Plaza Office Property complex with a $280 million, secured, fixed-rate mortgage loan, bearing interest at a fixed rate of 7.53%. The proceeds were primarily used to repay the $115 million existing note on the complex and to pay approximately $149 million in settlement of the Forward Share Purchase Agreement with UBS.

         The Company has approximately $381 million of secured debt expiring during the remainder of 1999, consisting of two major components.

         The first component is $184 million due under the Salomon Brothers Note maturing in September 1999, which is secured by the Houston Center mixed-use Office Property complex and the Four Seasons Hotel - Houston. The Company has a commitment from a commingled trust fund advised by J.P. Morgan Investment Management, Inc. to refinance the Salomon Brothers Note with a seven-year term loan of $200 million bearing interest at an 8.3% fixed interest rate. Closing of this loan is expected to occur by August 31, 1999. This refinancing will retain the Houston Center mixed-use Office Property complex as collateral for the loan but will not include the Four Seasons Hotel - Houston, which currently serves as partial collateral for the existing loan.

         The second component is a $150 million short-term Bridge Loan with BankBoston maturing on August 31, 1999. The Company has a commitment from BankBoston for a $200 million note secured by partnership interests in two pools of assets which currently also secure the La Salle Notes I and II. This new loan is expected to have a four-year term and a floating interest rate based on 30-day LIBOR plus 325 basis points. The Company has entered into a four-year $200 million interest rate swap agreement with Salomon in a separate transaction related to this financing. Pursuant to this agreement, the Company will pay Salomon on a quarterly basis a 6.183% fixed interest rate, and Salomon will pay the Company a floating 90-day LIBOR rate based on the same quarterly reset dates. This loan is also expected to close by August 31, 1999, and the interest rate swap becomes effective September 1, 1999.

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

         The Company expects to meet its long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. As of June 30, 1999, the Company's long-term liquidity requirements consisted primarily of maturities under the Company's fixed and variable rate debt.

         Debt and equity financing alternatives currently available to the Company to satisfy its liquidity requirements and commitments for material capital expenditures include:

          o Additional proceeds from the refinancing of existing secured and unsecured debt;

          o Obtaining additional debt secured by existing investment properties or by investment property acquisitions or developments; and

          o Issuances of Operating Partnership units or common and/or preferred shares of the Company.

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

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Company's primary debt financing arrangements are shown below (dollars in thousands):

                                                              INTEREST RATE                              BALANCE
                                             MAXIMUM           AT JUNE 30,         EXPIRATION        OUTSTANDING AT
       DESCRIPTION                         BORROWINGS              1999               DATE            JUNE 30, 1999
-------------------------------------    ----------------     ---------------     -------------    --------------------
SECURED FIXED RATE DEBT:

    AEGON Note                              $  280,000             7.53%      July 2009 (1)          $  280,000
    LaSalle Note I                             239,000             7.83       August 2027(2)            239,000
    LaSalle Note II                            161,000             7.79       March 2028(3)             161,000
    CIGNA Note                                  63,500             7.47       December 2002              63,500
    Metropolitan Life Note I                    11,603             8.88       September 2001             11,603
    Metropolitan Life Note II                   44,000             6.93       December 2002              44,000
    Metropolitan Life Note III                  40,000             7.74       December 1999              40,000
    Metropolitan Life Note IV                    6,610             7.11       December 1999               6,610
    Northwestern Life Note                      26,000             7.65       January 2003               26,000
    Nomura Funding VI Note                       8,539            10.07       July 2020(4)                8,539
    Rigney Promissory Note                         747             8.50       June 2012                     747
                                            ----------         --------                              ----------
         Subtotal/Weighted Average          $  880,999             7.68%                             $  880,999
                                            ----------         --------                              ----------

SECURED VARIABLE RATE DEBT(5):

     BankBoston Bridge Loan                 $  150,000             8.74%      August 1999(6)         $  150,000
     BankBoston Note                           320,000             8.49       October 2001              320,000
     Salomon Brothers Note(7)                  184,299             7.24       September 1999            184,299
     SFT Note                                   97,123             6.99       September 2001             97,123
                                            ----------         --------                              ----------
          Subtotal/Weighted Average         $  751,422             8.04%                             $  751,422
                                            ----------         --------                              ----------

UNSECURED FIXED RATE DEBT:

    Notes due 2007(8)                       $  250,000             7.50%      September 2007         $  250,000
    Notes due 2002(8)                          150,000             7.00       September 2002            150,000
                                            ----------         --------                              ----------
         Subtotal/Weighted Average          $  400,000             7.31%                             $  400,000
                                            ----------         --------                              ----------

UNSECURED VARIABLE RATE DEBT:

    Credit Facility(9)                      $  660,000             6.61%      June 2000              $  660,000
                                            ----------         --------                              ----------
      TOTAL/WEIGHTED AVERAGE                $2,692,421             7.46%                             $2,692,421
                                            ==========         ========                              ==========

--------------------
(1) On June 30, 1999, the Company refinanced the $115 million La Salle Note III due July 1999 with this $280 million AEGON Note. The proceeds primarily were used to repay the existing debt of $115 million and to settle the Company's remaining Forward Share Purchase Agreement. The outstanding principal balance at maturity will be approximately $223 million. (See Note 11 Shareholders' Equity of Item 1. Financial Statements)

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

(4) The Company has the option to defease the note, by purchasing Treasury obligations in an amount sufficient to pay the note, without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty at that date.

(5) For the method of calculation of the interest rate for the Company's variable rate debt (other than the Credit Facility), see Note 8 Notes Payable and Borrowings under Credit Facility of Item 1. Financial Statements.

(6) Prior to expiration on July 15, 1999, the Company extended the term of this loan to August 31, 1999.

(7) On May 28,1999, the Company refinanced the $184,299 Merrill Lynch Promissory Note with this Salomon Brothers Note.

(8)  The notes were issued in an offering registered with the SEC.

(9) The Credit Facility is unsecured with an interest rate of the Eurodollar rate plus 137 basis points. In connection with the refinancing of a BankBoston term note, the Company used $90 million of the net proceeds of the refinancing to purchase a 12% participation interest from BankBoston in the $750 million Credit Facility. As a result, the Company's borrowing capacity under the Credit Facility is currently limited to $660 million. The Credit Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. The Company has entered into an agreement with its lender group to amend the Credit Facility to (i) provide for a reduction in the rent coverage level for CBHS, effective as of June 30, 1999, (ii) reduce the Company's reliance on the CBHS assets as support for the Credit Facility through a combination of the payment of certain amounts outstanding under the Credit Facility and the provision of substitute value to support the Credit Facility, and (iii) provide for a decrease in the size of the Credit Facility. As a result of this agreement, the Company was in compliance with the financial covenants related to the Credit Facility for the June 30, 1999 reporting period.

         Below are the aggregate principal amounts due under the Credit Facility and other indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.

                               SECURED           UNSECURED            TOTAL
                             ----------         ----------         ----------
   (in thousands)
1999 ...............         $  381,528         $       --         $  381,528
2000 ...............              1,359            660,000            661,359
2001 ...............            429,208                 --            429,208
2002 ...............             65,655            150,000            215,655
2003 ...............             72,201                 --             72,201
Thereafter .........            682,470            250,000            932,470
                             ----------         ----------         ----------
                             $1,632,421         $1,060,000         $2,692,421
                             ==========         ==========         ==========

         The Company's policy with regard to the incurrence and maintenance of debt is based on a review and analysis of:

          o investment opportunities for which capital is required and the cost of debt in relation to such investment opportunities;

          o       the type of debt available (secured or unsecured);

          o       the effect of additional debt on existing coverage ratios;

          o the maturity of the proposed debt in relation to maturities of existing debt; and

          o exposure to variable-rate debt and alternatives such as interest rate swaps and hedges to reduce this exposure.

         The Company's debt service coverage ratio for the six months ended June 30, 1999 was approximately 3.2 and for the six months ended June 30, 1998 was approximately 3.1. Debt service coverage for a particular period is generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The most restrictive debt service coverage ratio the Company is required to maintain as stipulated by the Company's debt arrangements and calculated as described above is 1.5. In addition, the Company's Credit Facility requires a debt service coverage ratio (which is calculated in a different manner) of 2.5. Under the calculation required by the Credit Facility, the Company's debt service coverage ratio was
3.5 at June 30, 1999.

FUNDS FROM OPERATIONS

         FFO, based on the definition adopted by the Board of Governors of the NAREIT and as used in this document, means:

          o       Net Income (Loss) - determined in accordance with GAAP;

                  o excluding gains (or losses) from debt restructuring and sales of property;

                  o plus depreciation and amortization of real estate assets; and

                  o after adjustments for unconsolidated partnerships and joint ventures.

         NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance of an equity REIT. However, FFO:

          o does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income);

          o is not necessarily indicative of cash flow available to fund cash needs; and

          o should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions.

         The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the six months ended June 30, 1999 and 1998 were $152.3 and $99.7 million, respectively.

         An increase or decrease in FFO does not necessarily result in an increase or decrease in aggregate distributions because the Company's Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary for the Company to maintain REIT status. However, the Company must distribute 95% of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders and unitholders although not necessarily on a proportionate basis.

         Accordingly, the Company believes that to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net income (loss) and cash flows reported in the consolidated financial statements and notes to the financial statements. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REITs because these REITs may apply the definition of FFO in a different manner than the Company.

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND SHARES/UNITS IN THOUSANDS)

                                                      THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------     -------------------------
                                                         1999            1998            1999            1998
                                                       ---------       --------       ---------       ---------
Income after minority interest ..................      $  55,164       $ 43,444       $  91,175       $  85,852
Adjustments:
    Depreciation and amortization of real
       estate assets ............................         32,149         27,664          65,026          53,715
    Settlement of merger dispute ................             --             --          15,000              --
    Adjustment for investments in real
       estate mortgages and equity of
       unconsolidated companies:
           Office and retail properties .........          2,597          1,562           4,354           3,003
           Refrigerated storage properties ......          5,187          6,983           7,758          13,054
           Residential development properties ...          6,622          6,639          11,294          11,441
           Other ................................            172             --             172              --
    Unitholder minority interest ................          5,910          4,428           9,314           8,774
    Preferred stock dividends ...................         (3,375)        (3,375)         (6,750)         (4,950)
                                                       ---------       --------       ---------       ---------
Funds from operations(1) ........................      $ 104,426       $ 87,345       $ 197,343       $ 170,889
                                                       =========       ========       =========       =========

                                                   THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------    --------------------------
                                                      1999            1998           1999            1998
                                                   ---------       ---------       ---------       ---------
Investment Segments:
    Office and Retail Segment ...............      $  92,373       $  82,071       $ 181,479       $ 156,116
    Hospitality Segment .....................         15,896          12,486          31,094          25,110
    Behavioral Healthcare Segment ...........         13,825          13,824          27,648          27,647
    Refrigerated Storage Segment ............          9,208           5,398          17,488          11,538
    Residential Development Segment .........         21,037          14,713          34,338          24,090
    Corporate general & administrative ......         (3,816)         (3,554)         (7,930)         (6,701)
    Interest expense ........................        (44,917)        (37,844)        (87,398)        (72,127)
    Preferred share dividends ...............         (3,375)         (3,375)         (6,750)         (4,950)
    Other(2) ................................          4,195           3,626           7,374          10,166
                                                   ---------       ---------       ---------       ---------

Funds from operations .......................      $ 104,426       $  87,345       $ 197,343       $ 170,889
                                                   =========       =========       =========       =========

Basic weighted average shares ...............        126,367         119,754         125,533         119,071
                                                   =========       =========       =========       =========
Diluted weighted average shares/units(3) ....        141,675         137,368         141,168         136,564
                                                   =========       =========       =========       =========

-----------------
(1) To calculate basic funds from operations, deduct Unitholder minority interest.

(2) Includes interest and other income less depreciation and amortization of non-real assets and amortization of deferred financing costs.

(3) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Company's basic weighted average shares to the diluted weighted average shares/units presented above:

                                               THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                               ---------------------------  -------------------------
    (SHARES IN THOUSANDS)                           1999         1998         1999         1998
                                                   -------      -------      -------      -------
    Basic weighted average
             shares: ........................      126,367      119,754      125,533      119,071
    Add: Weighted average units..............       12,943       13,020       12,976       12,852
             Weighted average
              preferred shares ..............           --           69           --           35
             Share and unit options .........        2,127        4,525        2,139        4,606
             Forward Share Purchase
                  Agreement .................          238           --          520           --
                                                   -------      -------      -------      -------
    Diluted weighted average
             shares/units....................      141,675      137,368      141,168      136,564
                                                   =======      =======      =======      =======

RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES
 (DOLLARS IN THOUSANDS)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                         -------------------------
                                                                            1999            1998
                                                                         ---------       ---------
Funds from operations .............................................      $ 197,343       $ 170,889
Adjustments:
    Depreciation and amortization of non-real estate assets .......          1,134             739
    Settlement of merger dispute ..................................        (15,000)             --
    Amortization of deferred financing costs ......................          5,824           2,250
    Minority interest in joint ventures profit and depreciation
        and amortization ..........................................            981           1,184
    Adjustment for investments in real estate mortgages
        and equity of unconsolidated companies ....................        (23,578)        (27,498)
    Change in deferred rent receivable ............................        (15,508)        (16,060)
    Change in current assets and liabilities ......................          9,746         (35,766)
    Equity in earnings in excess of distributions received from
        unconsolidated companies ..................................        (14,621)             --

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                          ----------------------
                                                                            1999          1998
                                                                          --------      --------
    Distributions received in excess of equity in earnings from
        unconsolidated companies ...................................            --         9,000
    Preferred share dividends ......................................         6,750         4,950
    Non-cash compensation ..........................................            81           135
                                                                          --------      --------
Net cash provided by operating activities ..........................      $153,152      $109,823
                                                                          ========      ========

OFFICE AND RETAIL PROPERTIES

         The Company's Office Properties are located primarily in Dallas/Fort Worth and Houston, Texas. As of June 30, 1999, the Company's Office Properties in Dallas/Fort Worth and Houston represent an aggregate of approximately 72% of its office portfolio based on total net rentable square feet (39% for Dallas/Fort Worth and 33% for Houston).

OFFICE PROPERTIES TABLES

         The following table shows certain information about the Company's Office Properties as of June 30, 1999.

                                                                                                              WEIGHTED
                                                                                                              AVERAGE
                                                                                   NET                      FULL-SERVICE
                                                                                 RENTABLE                   RENTAL RATE
                                  NO. OF                            YEAR           AREA         PERCENT      PER LEASED
      STATE, CITY, PROPERTY     PROPERTIES       SUBMARKET        COMPLETED     (SQ. FT.)        LEASED       SQ. FT.(1)
      ---------------------     ----------       ---------        ---------     ---------        ------     ------------
TEXAS
 DALLAS
   Bank One Center(2)..........      1      CBD                        1987    1,530,957           78%          $22.19
   The Crescent Office Towers..      1      Uptown/Turtle Creek        1985    1,204,670           97            30.01
   Fountain Place..............      1      CBD                        1986    1,200,266           91            19.58
   Trammell Crow Center(3).....      1      CBD                        1984    1,128,331           94(5)         25.71
   Stemmons Place..............      1      Stemmons Freeway           1983      634,381           90            15.28
   Spectrum Center(4)..........      1      Far North Dallas           1983      598,250           85(5)         23.42
   Waterside Commons...........      1      Las Colinas                1986      458,739          100            19.65
   Caltex House................      1      Las Colinas                1982      445,993           96            29.08
   Reverchon Plaza.............      1      Uptown/Turtle Creek        1985      374,165           96            18.98
   The Aberdeen................      1      Far North Dallas           1986      320,629          100            19.27
   MacArthur Center I & II.....      1      Las Colinas           1982/1986      294,069           99            20.52
   Stanford Corporate Centre...      1      Far North Dallas           1985      265,507           87            18.96
   The Amberton................      1      Central Expressway         1982      255,052           78            13.07
   Concourse Office Park.......      1      LBJ Freeway           1972-1986      244,879           90            14.81
   12404 Park Central..........      1      LBJ Freeway                1987      239,103          100            21.44
   Palisades Central II........      1      Richardson/Plano           1985      237,731           64            17.05
   3333 Lee Parkway............      1      Uptown/Turtle Creek        1983      233,769           89(5)         20.84
   Liberty Plaza I & II........      1      Far North Dallas      1981/1986      218,813          100            15.72
   The Addison.................      1      Far North Dallas           1981      215,016          100            18.44
   The Meridian................      1      LBJ Freeway                1984      213,915           91            16.95
   Palisades Central I.........      1      Richardson/Plano           1980      180,503           82            16.52
   Walnut Green................      1      Central Expressway         1986      158,669           75            16.06
   Greenway II.................      1      Richardson/Plano           1985      154,329          100            20.23
   Addison Tower...............      1      Far North Dallas           1987      145,886           97            15.75
   Greenway I & IA.............      2      Richardson/Plano           1983      146,704          100            23.19
   5050 Quorum.................      1      Far North Dallas           1981      133,594           87            17.30
   Cedar Springs Plaza.........      1      Uptown/Turtle Creek        1982      110,923           96            17.94
   Valley Centre...............      1      Las Colinas                1985       74,861           92            17.05
   One Preston Park............      1      Far North Dallas           1980       40,525           84            16.90
                                  ----                                        ----------          ---           ------
     Subtotal/Weighted
      Average..................     30                                        11,460,229           90%          $21.53
                                  ----                                        ----------          ---           ------

 FORT WORTH
   UPR Plaza...................      1      CBD                        1982      954,895           96%          $16.39
                                  ----                                        ----------          ---           ------

                                                                                                              WEIGHTED
                                                                                                              AVERAGE
                                                                                   NET                      FULL-SERVICE
                                                                                 RENTABLE                   RENTAL RATE
                                  NO. OF                            YEAR           AREA         PERCENT      PER LEASED
      STATE, CITY, PROPERTY     PROPERTIES       SUBMARKET        COMPLETED     (SQ. FT.)        LEASED       SQ. FT.(1)
      ---------------------     ----------       ---------        ---------     ---------        ------     ------------
 HOUSTON
  Greenway Plaza Office
   Portfolio...................     10      Richmond-Buffalo      1969-1982    4,286,277           89%          $16.90
                                            Speedway
  Houston Center...............      3      CBD                   1974-1983    2,764,418           96            16.51
  Post Oak Central.............      3      West Loop/Galleria    1974-1981    1,277,516           92            17.36
  The Woodlands Office
   Properties(6)...............     12      The Woodlands         1980-1996      810,630           98            15.98
  BP Plaza.....................      1      Katy Freeway               1992      561,065          100            18.84
  Three Westlake Park(7)(8)....      1      Katy Freeway               1983      414,251           --(5)         15.03
  1800 West Loop South.........      1      West Loop/Galleria         1982      399,777           66            17.54
                                  ----                                        ----------          ---           ------
     Subtotal/Weighted
       Average.................     31                                        10,513,934           88%          $16.91
                                  ----                                        ----------          ---           ------

 AUSTIN
   Frost Bank Plaza............      1      CBD                        1984      433,024           96%          $20.30
   301 Congress Avenue(9)......      1      CBD                        1986      418,338           92            22.42
   Bank One Tower..............      1      CBD                        1974      389,503           94            18.18
   Austin Centre...............      1      CBD                        1986      343,665           97            21.35
   The Avallon.................      1      Northwest             1993/1997      232,301          100            20.56
   Barton Oaks Plaza One.......      1      Southwest                  1986       99,895           97            21.37
                                  ----                                        ----------          ---           ------
       Subtotal/Weighted
        Average................      6                                         1,916,726           95%          $20.59
                                  ----                                        ----------          ---           ------

COLORADO
 DENVER
   MCI Tower...................      1      CBD                        1982      550,807           99%          $18.04
   Ptarmigan Place.............      1      Cherry Creek               1984      418,630           96(5)         18.11
   Regency Plaza One...........      1      DTC                        1985      309,862           97            23.03
   AT&T Building...............      1      CBD                        1982      184,581           82            15.07
   The Citadel.................      1      Cherry Creek               1987      130,652           93            21.50
   55 Madison..................      1      Cherry Creek               1982      137,176           92(5)         16.23
   44 Cook.....................      1      Cherry Creek               1984      124,174           57            18.61
                                  ----                                        ----------          ---           ------
       Subtotal/Weighted
        Average................      7                                         1,855,882           93%          $18.83
                                  ----                                        ----------          ---           ------

 COLORADO SPRINGS
   Briargate Office and
   Research Center.............      1      Colorado Springs           1988      252,857          100%          $17.98
                                  ----                                        ----------          ---           ------

LOUISIANA
 NEW ORLEANS
   Energy Centre...............      1      CBD                        1984      761,500           81%          $15.46
   1615 Poydras................      1      CBD                        1984      508,741           80            16.45
                                  ----                                        ----------          ---           ------
       Subtotal/Weighted
        Average................      2                                         1,270,241           81%          $15.85
                                  ----                                        ----------          ---           ------

FLORIDA
 MIAMI
   Miami Center................      1      CBD                        1983      782,686           80%(5)       $24.42
   Datran Center...............      2      South Dade/Kendall    1986/1988      472,236           94            23.16
                                  ----                                        ----------          ---           ------
     Subtotal/Weighted
      Average..................      3                                         1,254,922           85%          $23.89
                                  ----                                        ----------          ---           ------

ARIZONA
 PHOENIX
   Two Renaissance Square......      1      Downtown/CBD               1990      476,373           95%(5)       $23.70
   6225 North 24th Street......      1      Camelback Corridor         1981       86,451           83            21.96
                                  ----                                        ----------          ---           ------
       Subtotal/Weighted
        Average...............       2                                           562,824           93%          $23.46
                                  ----                                        ----------          ---           ------

WASHINGTON, D.C.
  WASHINGTON, D.C.
     Washington Harbour........      2      Georgetown                 1986      536,206           91%(5)       $36.62
                                  ----                                        ----------          ---           ------

NEBRASKA
 OMAHA
   Central Park Plaza..........      1      CBD                        1982      409,850           92%          $15.84
                                  ----                                        ----------          ---           ------

                                                                                                              WEIGHTED
                                                                                                              AVERAGE
                                                                                   NET                      FULL-SERVICE
                                                                                 RENTABLE                   RENTAL RATE
                                  NO. OF                            YEAR           AREA         PERCENT      PER LEASED
      STATE, CITY, PROPERTY     PROPERTIES       SUBMARKET        COMPLETED     (SQ. FT.)        LEASED       SQ. FT.(1)
      ---------------------     ----------       ---------        ---------     ---------        ------     ------------

NEW MEXICO
 ALBUQUERQUE
   Albuquerque Plaza...........      1      CBD                        1990      366,236           95%          $18.86
                                  ----                                        ----------          ---           ------

CALIFORNIA
 SAN FRANCISCO
  160 Spear Street.............      1      South of Market/CBD        1984      276,420           98%          $25.53
                                  ----                                        ----------          ---           ------

 SAN DIEGO
   Chancellor Park (10)........      1      UTC                        1988      195,733           85%(5)       $21.25
                                  ----                                        ----------          ---           ------
TOTAL/WEIGHTED AVERAGE              89                                        31,826,955           90%(5)       $19.72(11)
                                  ====                                        ==========          ===           ======

------------------

   (1) Calculated based on base rent payable as of June 30, 1999, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.

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

   (5) Leases have been executed at certain Office Properties but had not commenced as of June 30, 1999. If such leases had commenced as of June 30, 1999, the percent leased for Office Properties would have been 91%. The total percent leased for such Properties would have been as follows: Trammell Crow - 97%; Spectrum Center - 89%; 3333 Lee Parkway - 92%; Three Westlake - 41%; Ptarmigan Place - 99%; 55 Madison - 98%; Miami Center - 84%; Two Renaissance Square - 98%; Washington Harbour - 94%; and Chancellor Park - 89%.

   (6) The Company has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the 12 Office Properties that comprise The Woodlands Office Properties.

   (7) The property was primarily occupied by a major tenant until June, 1999, at which time the tenant made a payment of $4.7 million in connection with its termination of the lease. Simultaneously with the lease termination, the Company leased approximately 41% of the space to a new tenant pursuant to a lease which will commence no later than September 1, 1999.

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

   (11) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties as of June 30, 1999, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $20.28.

         The following table provides information, as of June 30, 1999, for the Company's Office Properties by state, city, and submarket.




                                                                                                                    WEIGHTED
                                                                                                                    AVERAGE
                                                                                           WEIGHTED                 COMPANY
                                                      PERCENT                              AVERAGE      COMPANY      FULL-
                                           PERCENT    LEASED      OFFICE       COMPANY      QUOTED       QUOTED      SERVICE
                                             OF         AT        SUBMARKET   SHARE OF      MARKET       RENTAL      RENTAL
                                 TOTAL      TOTAL     COMPANY     PERCENT      OFFICE     RENTAL RATE   RATE PER    RATE PER
  STATE, CITY,      NUMBER OF   COMPANY    COMPANY    OFFICE      LEASED/     SUBMARKET   PER SQUARE     SQUARE      SQUARE
   SUBMARKET       PROPERTIES    NRA(1)     NRA(1)  PROPERTIES   OCCUPIED(2)  NRA(1)(2)   FOOT(2)(3)     FOOT(4)    FOOT(5)
   ---------       ----------   -------     ------  ----------   -----------  ---------   -----------   --------   ----------
CLASS A OFFICE
 PROPERTIES
TEXAS
 DALLAS
   CBD...............    3     3,859,554      12%       87%           85%        21%         $ 22.80    $  25.81   $  22.45
   Uptown/Turtle
    Creek............    4     1,923,527       6        96            93         36            26.58       30.48      26.15
   Far North
    Dallas...........    7     1,897,695       6        92            79         22            25.25       24.20      19.47
   Las Colinas.......    4     1,273,662       4        98            86         12            25.97       25.34      22.95
   Richardson/Plano..    5       719,267       2        84            85         16            22.89       23.32      19.22
   Stemmons Freeway..    1       634,381       2        90            91         31            23.15       19.50      15.28
   LBJ Freeway.......    2       453,018       1        96            88          5            24.96       22.32      19.43
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------
    Subtotal/Weighted
     Average.........   26    10,761,104      33%       91%           86%        18%         $ 24.40    $  25.62   $  21.93
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------

FORT WORTH
   CBD...............    1       954,895       3%       96%           84%        24%         $ 20.20    $  20.29   $  16.39
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------

HOUSTON
   CBD...............    3     2,764,418       9%       96%           97%        11%         $ 22.28    $  23.41   $  16.51
   Richmond-Buffalo
   Speedway..........    6     2,735,030       9        91            93         56            20.71       23.30      17.96
   West
    Loop/Galleria....    4     1,677,293       5        86            94         13            21.98       23.04      17.40
   The Woodlands.....    7       486,867       2        98            99        100            15.48       15.48      16.21
   Katy Freeway......    2       975,316       3        58(6)         85         13            22.21       24.44      18.83
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------
Subtotal/Weighted
Average..............   22     8,638,924      28%       88%           94%        17%         $ 21.33    $  22.97   $  17.30
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------

AUSTIN
   CBD...............    4     1,584,530       5%       95%           98%        44%         $ 28.61    $  28.30   $  20.54
   Northwest.........    1       232,301       1       100            72         10            26.51       25.00      20.56
   Southwest.........    1        99,895       0        97            99          5            26.76       25.00      21.37
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------
Subtotal/Weighted
Average..............    6     1,916,726       6%       95%           91%        24%         $ 28.26    $  27.73   $  20.59
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------

COLORADO
 DENVER
   Cherry Creek......    4       810,632       3%       89%(6)        74%        46%         $ 23.14    $  22.64   $  18.42
   CBD...............    2       735,388       2        95            97          7            23.47       22.00      17.37
   DTC...............    1       309,862       1        97            92          6            24.45       26.00      23.03
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------
Subtotal/Weighted
Average..............    7     1,855,882       6%       93%           93%        11%         $ 23.49    $  22.95   $  18.83
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------

 COLORADO SPRINGS
   Colorado
    Springs..........    1       252,857       1%      100%           93%         6%         $ 19.56    $  22.00   $  17.98
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------

LOUISIANA
 NEW ORLEANS
   CBD...............    2     1,270,241       5%       81%           88%        14%         $ 16.43    $  17.00   $  15.85
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------

FLORIDA
 MIAMI
   CBD...............    1       782,686       2%       80%(6)        91%        23%         $ 28.94    $  30.75   $  24.42
   South
    Dade/Kendall.....    2       472,236       1        94            95        100            23.46       25.00      23.16
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------
Subtotal/Weighted
Average..............    3     1,254,922       3%       85%           92%        33%         $ 26.88    $  28.59   $  23.89
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------

ARIZONA
 PHOENIX
   Downtown/CBD......    1       476,373       1%       95%(6)        95%        27%         $ 23.59    $  23.00   $  23.70
   Camelback
    Corridor.........    1        86,451       0        83            93          2            27.21       22.00      21.96
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------
Subtotal/Weighted
Average..............    2       562,824       1%       93%           94%        11%         $ 24.15    $  22.85   $  23.46
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------

WASHINGTON D.C.
 WASHINGTON D.C.
   Georgetown........    2       536,206       2%       91%(6)        97%       100%         $ 36.68    $  36.68   $  36.62
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------

NEBRASKA
 OMAHA
   CBD...............    1       409,850       1%       92%           96%        32%         $ 18.61    $  18.50   $  15.84
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------

NEW MEXICO
 ALBUQUERQUE
   CBD...............    1       366,236       1%       95%           93%        63%         $ 19.30    $  19.50   $  18.86
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------


                                                                                                                    WEIGHTED
                                                                                                                    AVERAGE
                                                                                           WEIGHTED                 COMPANY
                                                      PERCENT                              AVERAGE      COMPANY      FULL-
                                           PERCENT    LEASED      OFFICE       COMPANY      QUOTED       QUOTED      SERVICE
                                             OF         AT        SUBMARKET   SHARE OF      MARKET       RENTAL      RENTAL
                                 TOTAL      TOTAL     COMPANY     PERCENT      OFFICE     RENTAL RATE   RATE PER    RATE PER
  STATE, CITY,      NUMBER OF   COMPANY    COMPANY    OFFICE      LEASED/     SUBMARKET   PER SQUARE     SQUARE      SQUARE
   SUBMARKET       PROPERTIES    NRA(1)     NRA(1)  PROPERTIES   OCCUPIED(2)  NRA(1)(2)   FOOT(2)(3)     FOOT(4)    FOOT(5)
   ---------       ----------   -------     ------  ----------   -----------  ---------   -----------   --------   ----------
CALIFORNIA
 SAN FRANCISCO
   South of
    Market/CBD.......    1       276,420       1%       98%           96%         2%         $ 44.34    $  44.00   $  25.53
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------

 SAN DIEGO
   UTC...............    1       195,733       1%       85%(6)        85%         5%         $ 29.40    $  26.00   $  21.25
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------
     CLASS A
OFFICE PROPERTIES
SUBTOTAL/WEIGHTED
       AVERAGE.......   76    29,252,820      92%       90%           90%        16%         $ 23.57    $  24.50   $  20.12
                       ===    ==========     ===       ===          ====        ===          =======    ========   ========

CLASS B OFFICE
PROPERTIES
TEXAS
 DALLAS
   Central
    Expressway.......    2       413,721       1%       77%           83%        11%         $ 17.27    $  18.53   $  14.21
   LBJ Freeway.......    1       244,879       1        90            88          2            19.01       17.15      14.81
   Far North
    Dallas...........    1        40,525       0        84            85          0            20.57       19.50      16.90
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------
Subtotal/Weighted
Average..............    4       699,125       2%       82%           86%         3%         $ 18.07    $  18.10   $  14.61
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------

 HOUSTON

   Richmond-Buffalo
    Speedway.........    4     1,551,247       5%       86%           89%        47%         $ 18.61    $  22.03   $  14.92
   The Woodlands.....    5       323,763       1        98            99        100            15.01       15.01      15.62
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------
Subtotal/Weighted
Average..............    9     1,875,010       6%       88%           90%        51%         $ 17.99    $  20.82   $  15.05
                       ---    ----------     ---       ---          ----        ---          -------    --------   --------

   CLASS B
    OFFICE PROPERTIES
    SUBTOTAL/WEIGHTED
    AVERAGE..........   13     2,574,135       8%       86%           86%         9%         $ 18.01    $  20.08   $  14.93
                       ===    ==========     ===       ===          ====        ===          =======    ========   ========
   CLASS A AND
    CLASS B OFFICE
    PROPERTIES
    TOTAL/WEIGHTED
    AVERAGE..........   89    31,826,955     100%       90%(6)        90%        15%         $ 23.12    $  24.15   $  19.72(7)
                       ===    ==========     ===       ===          ====        ===          =======    ========   ========

-------------------

   (1)   NRA means net rentable area in square feet.

   (2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are CoStar/Jamison. (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway and Central Expressway, Fort Worth CBD and the New Orleans CBD submarkets), The Baca Group (for the Houston Richmond-Buffalo Speedway, CBD and West Loop/Galleria and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), CB Richard Ellis (for the Austin CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and DTC submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD, Camelback Corridor and San Francisco South of Market/CBD submarkets), Grubb and Ellis Company and the Company (for the Washington D.C. Georgetown submarket), Grubb and Ellis/Pacific Realty Group, Inc. (for the Omaha CBD submarket), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and CoStar/John Burnham (for the San Diego UTC submarket).

   (3) Represents full-service quoted market rental rates. These rates do not necessarily represent the amounts at which available space at the Office Properties will be leased. The weighted average subtotals and total are based on total net rentable square feet of Company Office Properties in the submarket.

   (4) For Office Properties, represents weighted average rental rates per square foot quoted by the Company as of June 30, 1999, based on total net rentable square feet of Company Office Properties in the submarket, adjusted, if necessary, based on management estimates, to equivalent full-service quoted rental rates to facilitate comparison to weighted average Class A or Class B, as the case may be, quoted submarket rental rates per square foot. These rates do not necessarily represent the amounts at which available space at the Company's Office Properties will be leased.

   (5) Calculated based on base rent payable for Company Office Properties in the submarket as of June 30, 1999, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursed from tenants, divided by total net rentable square feet of Company Office Properties in the submarket.

   (6) Leases have been executed at certain Properties in these submarkets but had not commenced as of June 30, 1999. If such leases had commenced as of June 30, 1999, the percent leased for all Office Properties in the Company's submarkets would have been 91%. The total percent leased at the Company's Office Properties would have been as follows: Katy Freeway - 75%; Denver Cherry Creek -- 92%; Miami CBD - 84%; Phoenix Downtown CBD - 98%; Washington Georgetown - 94%; and San Diego UTC - 89%.

   (7) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties as of June 30, 1999, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants, is $20.28.

         The following table shows, as of June 30, 1999, the principal businesses conducted by the tenants at the Company's Office Properties, based on information supplied to the Company from the tenants.

                                                   Percent of
                   Industry Sector               Leased Sq. Ft.
                   ---------------               --------------
          Professional Services (1)                     25%
          Energy(2)                                     20
          Financial Services (3)                        19
          Technology                                     7
          Telecommunications                             6
          Manufacturing                                  2
          Retail                                         2
          Medical                                        3
          Government                                     3
          Food Service                                   3
          Other(4)                                      10
                                                      ----
          Total Leased                                 100%
                                                      ====

------------

   (1) Includes legal, accounting, engineering, architectural, and advertising services.

   (2) Of the 20% of energy tenants at the Company's Office Properties, 63% are located in Houston, 25% are located in Dallas, 7% are located in Denver and 5% are located in New Orleans. Of the 63% of energy tenants located in Houston (approximately 3.7 million square feet), 73% (approximately 2.7 million square feet) are obligated under long-term leases (expiring in 2003 or later).

   (3)   Includes banking, title and insurance, and investment services

   (4) Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of June 30, 1999 for the Company's total Office Properties and for Dallas and Houston, Texas, individually, for each of the ten years beginning with the remainder of 1999, assuming that none of the tenants exercises or has exercised renewal options.

TOTAL OFFICE PROPERTIES


                                                                                                             ANNUAL
                                                                                       PERCENTAGE         FULL-SERVICE
                                     NET RENTABLE    PERCENTAGE                         OF TOTAL            RENT PER
                                         AREA       OF LEASED NET                        ANNUAL              SQUARE
                                     REPRESENTED      RENTABLE          ANNUAL        FULL-SERVICE           FOOT OF
                      NUMBER OF      BY EXPIRING        AREA         FULL-SERVICE         RENT                NET
                     TENANTS WITH       LEASES       REPRESENTED      RENT UNDER       REPRESENTED          RENTABLE
  YEAR OF LEASE        EXPIRING        (SQUARE       BY EXPIRING       EXPIRING        BY EXPIRING            AREA
    EXPIRATION          LEASES          FEET)          LEASES          LEASES(1)         LEASES           EXPIRING(1)
-------------------  -------------   -------------  --------------  ---------------- ----------------    ---------------
1999..............        379           2,160,351(2)       7.6%      $  41,345,695          6.9%             $19.14
2000..............        416           3,336,582         11.8          65,889,771         11.0               19.75
2001 .............        409           3,599,194         12.7          69,641,593         11.6               19.35
2002..............        365           3,784,930         13.4          79,911,520         13.4               21.11
2003..............        287           2,817,019          9.9          55,219,161          9.2               19.60
2004..............        198           3,613,138         12.8          75,913,707         12.7               21.01
2005..............         84           2,371,973          8.4          52,645,161          8.8               22.19
2006..............         35             802,195          2.8          17,373,581          2.9               21.66
2007..............         34           1,304,182          4.6          30,031,958          5.0               23.03
2008..............         31           1,089,281          3.8          27,190,287          4.5               24.96
2009 and
thereafter........         36           3,446,824         12.2          83,332,362         14.0               24.18
                        -----          ----------        -----        ------------        -----              ------
Totals............      2,274          28,325,669(3)     100.0%(3)    $598,494,796        100.0%             $21.13
                        =====          ==========        =====        ============        =====              ======

---------------------

   (1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

   (2) As of June 30, 1999, leases have been signed for approximately 1,472,520 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after June 30, 1999.

   (3)   Reconciliation to the Company's total net rentable area is as follows:

                                                           SQUARE FEET    PERCENTAGE OF TOTAL
                                                           -----------    -------------------
           Square footage leased to tenants                 28,325,669          89.0%
           Square footage used for
             management offices, building use,
             and remeasurement adjustments                     303,704           1.0

           Square footage vacant                             3,197,582          10.0
                                                            ----------         -----

           Total net rentable square footage                31,826,955         100.0%
                                                            ==========         =====

DALLAS OFFICE PROPERTIES

                                                                                         PERCENTAGE
                                                                                          OF TOTAL           ANNUAL
                                      NET RENTABLE                                         ANNUAL         FULL-SERVICE
                                          AREA         PERCENTAGE OF       ANNUAL       FULL-SERVICE        RENT PER
                        NUMBER OF      REPRESENTED      LEASED NET      FULL-SERVICE        RENT             SQUARE
                       TENANTS WITH    BY EXPIRING     RENTABLE AREA     RENT UNDER      REPRESENTED      FOOT OF NET
   YEAR OF LEASE         EXPIRING        LEASES       REPRESENTED BY      EXPIRING       BY EXPIRING     RENTABLE AREA
     EXPIRATION           LEASES      (SQUARE FEET)   EXPIRING LEASES    LEASES(1)         LEASES         EXPIRING(1)
---------------------  ------------- ---------------- ---------------- --------------- ----------------  ---------------
1999..............         128            797,958(2)        7.8%         $ 18,085,546         7.8%          $22.66
2000..............         158          1,766,055          17.2            37,401,958        16.1            21.18
2001 .............         143          1,197,225          11.6            25,626,105        11.0            21.40
2002..............         105          1,011,276           9.8            24,725,344        10.6            24.45
2003..............          89          1,182,778          11.5            23,350,164        10.0            19.74
2004..............          60            699,466           6.8            17,465,121         7.5            24.97
2005..............          20          1,170,382          11.4            25,239,876        10.9            21.57
2006..............          12            213,550           2.1             5,378,432         2.3            25.19
2007..............          14            558,608           5.4            13,600,238         5.8            24.35
2008..............          11            565,853           5.5            14,072,781         6.1            24.87
2009 and
 thereafter.......          10          1,132,649          10.9            27,577,531        11.9            24.35
                           ---         ----------         -----          ------------       -----           ------
Totals............         750         10,295,800         100.0%         $232,523,096       100.0%          $22.58
                           ===         ==========         =====          ============       =====           ======

-----------------------
   (1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

   (2) As of June 30, 1999, leases have been signed for approximately 442,505 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after June 30, 1999.


HOUSTON OFFICE PROPERTIES

                                                                                         PERCENTAGE
                                                                                          OF TOTAL           ANNUAL
                                      NET RENTABLE                                         ANNUAL         FULL-SERVICE
                                          AREA         PERCENTAGE OF       ANNUAL       FULL-SERVICE        RENT PER
                        NUMBER OF      REPRESENTED      LEASED NET      FULL-SERVICE        RENT             SQUARE
                       TENANTS WITH    BY EXPIRING     RENTABLE AREA     RENT UNDER      REPRESENTED      FOOT OF NET
   YEAR OF LEASE         EXPIRING        LEASES       REPRESENTED BY      EXPIRING       BY EXPIRING     RENTABLE AREA
     EXPIRATION           LEASES      (SQUARE FEET)   EXPIRING LEASES    LEASES(1)         LEASES         EXPIRING(1)
---------------------  ------------- ---------------- ---------------- --------------- ----------------  ---------------
1999..............         131            891,031(2)        9.7%         $ 13,853,510         8.0%          $15.55
2000..............         132            793,731           8.6            12,636,784         7.3            15.92
2001 .............         130          1,462,726          15.8            24,907,034        14.3            17.03
2002..............         139          1,090,370          11.8            19,727,666        11.3            18.09
2003..............          96            824,128           8.9            14,969,440         8.6            18.16
2004..............          62          1,572,260          17.0            29,301,678        16.8            18.64
2005..............          16            190,368           2.1             3,649,682         2.1            19.17
2006..............           9            310,229           3.4             5,856,144         3.4            18.88
2007..............           5            474,024           5.1             9,489,812         5.5            20.02
2008..............           7            183,719           2.0             3,231,625         1.9            17.59
2009 and
  thereafter......          10          1,437,952          15.6            36,380,383        20.8            25.30
                           ---         ----------         -----          ------------       -----           ------
Totals............         737          9,230,538         100.0%         $174,003,758       100.0%          $18.85
                           ===         ==========         =====          ============       =====           ======

---------------------
   (1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

   (2) As of June 30, 1999, leases have been signed for approximately 697,195 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after June 30, 1999.

 RETAIL PROPERTIES

         The Company owns seven Retail Properties, which in the aggregate contain approximately 777,000 net rentable square feet. Four of the Retail Properties, The Woodlands Retail Properties, with an aggregate of approximately 356,000 net rentable square feet, are located in The Woodlands, a master-planned development located 27 miles north of downtown Houston, Texas. The Company has a 75% limited partner interest and an approximately 10% indirect general partner interest in the partnership that owns The Woodlands Retail Properties. Two of the Retail Properties, Las Colinas Plaza, with approximately 135,000 net rentable square feet, and The Crescent Atrium with approximately 95,000 net rentable square feet, are located in submarkets of Dallas, Texas. The remaining Retail Property, The Park Shops at Houston Center, with an aggregate of approximately 191,000 net rentable square feet, is located in the CBD submarket of Houston, Texas. As of June 30, 1999, the Retail Properties were 95% leased.

HOTEL PROPERTIES

HOTEL PROPERTIES TABLES

         The following table shows certain information for the six months ended June 30, 1999 and 1998, about the Company's Hotel Properties. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure their performance based on available guest nights.

                                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                                                   ----------------------------------------------------
                                                                      AVERAGE             AVERAGE           REVENUE PER
                                                                     OCCUPANCY             DAILY             AVAILABLE
                                        YEAR                            RATE                RATE               ROOM
     HOTEL                            COMPLETED/                   -------------       -------------       ------------
  PROPERTY(1), (9)   LOCATION         RENOVATED        ROOMS       1999     1998       1999     1998       1999    1998
  ----------------   --------         ---------        -----       ----     ----       ----     ----       ----    ----
FULL-SERVICE/LUXURY
HOTELS:
Denver Marriott
City Center        Denver, CO        1982/1994           613        77%     79%       $123     $123        $ 95   $  97

Four Seasons
Hotel-Houston      Houston, TX       1982                399        66      66         196      179         128     119

Hyatt Regency
Albuquerque        Albuquerque, NM   1990                395        71      68         106      103          75      70

Omni Austin
Hotel              Austin, TX        1986                324(2)     82      80         127      117         104      94

Hyatt Regency
Beaver Creek       Avon, CO          1989                276        70      68         296      279         207     190

Sonoma Mission
Inn & Spa          Sonoma, CA        1927/1987/1997      178(3)     79      79         196      214         155     170

Ventana Country
Inn                Big Sur, CA       1975/1982/1988       62        77      41(4)      329      319         254     130(4)
                                                       -----        --      --        ----     ----        ----    ----
TOTAL/WEIGHTED
AVERAGE                                                2,247        74%     73%       $166     $159        $122    $115
                                                       -----        --      --        ----     ----        ----    ----

DESTINATION                                             GUEST
HEALTH &                                                NIGHTS
FITNESS RESORTS:                                        ------
Canyon
Ranch-Tucson       Tucson, AZ        1980                250(5)

Canyon
Ranch-Lenox        Lenox, MA         1989                212(5)
                                                       -----
TOTAL/WEIGHTED
AVERAGE                                                  462        90%(6)  89%(6)    $536(7)  $504(7)     $464(8) $436(8)
                                                       -----        --      --        ----     ----        ----    ----

-----------------

   (1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Hotel Properties and has leased all of the Hotel Properties, except the Omni Austin Hotel, to COI pursuant to long term leases. As of January 1, 1999, the Omni Austin Hotel is leased pursuant to a separate long term lease to an unrelated third party.

   (2) As of June 30, 1999, 20 condominiums have been converted to hotel suites and 10 of the parlor rooms have been taken out of commission to be renovated.

   (3) In February 1999, 20 rooms were taken out of commission for construction of the spa.

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

   (9) The Houston Renaissance hotel with 389 rooms, will be included in these hotel statistics for the nine months ended September 30, 1999.

REFRIGERATED STORAGE PROPERTIES

REFRIGERATED STORAGE PROPERTIES TABLE

         The following table shows the number and aggregate size of Refrigerated Storage Properties leased to the newly formed partnership, the Refrigerated Storage Operating Partnership, by state as of June 30, 1999:

                                TOTAL CUBIC          TOTAL                                     TOTAL CUBIC      TOTAL
                                  FOOTAGE         SQUARE FEET                                    FOOTAGE     SQUARE FEET
                 NUMBER OF          (IN              (IN                       NUMBER OF           (IN           (IN
    STATE       PROPERTIES(1)    MILLIONS)         MILLIONS)       STATE      PROPERTIES(1)     MILLIONS)     MILLIONS)
    -----       -------------   -----------       -----------      -----      -------------    -----------   -----------
Alabama              4                9.4              0.3     Mississippi         1                 4.7          0.2
Arizona              1                2.9              0.1     Missouri(2)         2                37.9          2.2
Arkansas             6               33.1              1.0     Nebraska            2                 4.4          0.2
California           8               26.7              1.1     New York            1                11.8          0.4
Colorado             2                3.4              0.1     North Carolina      3                 8.5          0.3
Florida              5                7.5              0.3     Oklahoma            2                 2.1          0.1
Georgia              7               44.5              1.6     Oregon              6                40.4          1.7
Idaho                2               18.7              0.8     Pennsylvania        2                27.4          0.9
Illinois             2               11.6              0.4     South Carolina      1                 1.6          0.1
Indiana              1                9.1              0.3     South Dakota        1                 2.9          0.1
Iowa                 2               12.5              0.5     Tennessee           3                10.6          0.4
Kansas               2                5.0              0.2     Texas               2                 6.6          0.2
Kentucky             1                2.7              0.1     Utah                1                 8.6          0.4
Maine                1                1.8              0.2     Virginia            1                 1.9          0.1
Massachusetts        6               15.2              0.7     Washington          6                28.7          1.1
                                                               Wisconsin           2                14.0          0.5
                                                                               -----               -----         ----

                                                               TOTAL              86(3)            416.2(3)      16.6(3)
                                                                               =====               =====         ====

----------------------------

   (1) As of June 30, 1999, the Refrigerated Storage Partnerships and the Refrigerated Storage Corporations directly or indirectly owned real estate assets associated with the Refrigerated Storage Properties. The business operations associated with the Refrigerated Storage Properties are owned by the recently formed Refrigerated Storage Operating Partnership, in which the Company has no interest. The Company holds an indirect 39.6% interest in the Refrigerated Storage Partnerships which are entitled to receive lease payments (base rent and percentage rent) from the Refrigerated Storage Operating Partnership.

   (2) Missouri has an underground storage facility, with approximately 33.1 million cubic feet.

   (3) As of June 30, 1999, the Refrigerated Storage Operating Partnership operated 102 refrigerated storage properties with an aggregate of approximately 537.1 million cubic feet (21.6 million square feet).

RESIDENTIAL DEVELOPMENT PROPERTIES

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

         The following table shows certain information as of June 30, 1999, relating to the Residential Development Properties.


                                                                                      TOTAL        TOTAL
                  RESIDENTIAL                             RESIDENTIAL      TOTAL    LOTS/UNITS   LOTS/UNITS
RESIDENTIAL       DEVELOPMENT                             DEVELOPMENT      LOTS/    DEVELOPED     CLOSED
DEVELOPMENT       PROPERTIES      TYPE OF                 CORPORATION'S    UNITS      SINCE        SINCE
CORPORATION(1)      (RDP)         RDP(2)   LOCATION       OWNERSHIP %     PLANNED   INCEPTION    INCEPTION
--------------    -----------     -------  --------       -------------   -------   ---------    ---------
Desert Mountain  Desert Mountain  SF     Scottsdale, AZ      93.0%         2,665      2,155        1,869
  Development                                                             ------     ------       ------
  Corp.


The Woodlands    The Woodlands    SF     The Woodlands, TX   42.5%        36,845     20,805       19,648
  Land                                                                    ------     ------       ------
  Company
  Inc.

Crescent         Villa Montane
  Development     Townhomes       TH     Avon, CO            30.0%            27         27           24
  Management     Villa Montane
  Corp.           Club            TS     Avon, CO            30.0%            38         38           37
                 Deer Trail       SFH    Avon, CO            60.0%            16(6)       4            4
                 Buckhorn
                  Townhomes       TH     Avon, CO            60.0%            24(6)      14           14
                 Bear Paw Lodge   CO     Avon, CO            60.0%            53(6)      --           --
                 Eagle Ranch      SF     Eagle, CO           60.0%         1,100(6)      --           --
                 Main Street
                  Junction        CO     Breckenridge, CO    60.0%            36(6)      --           --
                                                                          ------     ------       ------
TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.                                1,294         83           79
                                                                          ------     ------       ------

Mira             Mira Vista       SF     Fort Worth, TX     100.0%           710        693          578
  Vista          The Highlands    SF     Breckenridge, CO    12.3%           750        294          281
  Development                                                             ------     ------       ------
  Corp.

TOTAL MIRA VISTA DEVELOPMENT CORP.                                         1,460        987          859
                                                                          ------     ------       ------

Houston          Falcon Point     SF     Houston, TX        100.0%         1,205        556          448
  Area           Spring Lakes     SF     Houston, TX        100.0%           536         93           75
  Development                                                             ------     ------       ------
  Corp.

TOTAL HOUSTON AREA DEVELOPMENT CORP.                                       1,741        649          523
                                                                          ------     ------       ------

               TOTAL                                                      44,005     24,679       22,978
                                                                          ======     ======       ======



                                              AVERAGE
                                              CLOSED
                  RESIDENTIAL                  SALE                RANGE OF
RESIDENTIAL       DEVELOPMENT                PRICE PER             PROPOSED
DEVELOPMENT       PROPERTIES                 LOT/UNIT             SALE PRICES
CORPORATION(1)      (RDP)                     ($)(3)          PER LOT/UNIT ($)(4)
--------------    -----------                ---------        -------------------
Desert Mountain  Desert Mountain              469,000(5)       350,000 - 3,000,000(5)
  Development
  Corp.


The Woodlands    The Woodlands                 49,879           15,300 - 500,000
  Land
  Company
  Inc.

Crescent         Villa Montane
  Development     Townhomes                 1,090,000        1,325,000 - 1,450,000
  Management     Villa Montane
  Corp.           Club                         60,000(6)        18,000 - 150,000(7)
                 Deer Trail                 2,980,000        2,560,000 - 3,995,000
                 Buckhorn
                  Townhomes                 1,300,000        1,420,000 - 1,870,000
                 Bear Paw Lodge                   N/A          665,000 - 2,025,000
                 Eagle Ranch                      N/A           80,000 - 150,000
                 Main Street
                  Junction                        N/A          300,000 - 580,000

TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.


Mira             Mira Vista                    98,000           50,000 - 265,000
  Vista          The Highlands                132,000           55,000 - 250,000
  Development
  Corp.

TOTAL MIRA VISTA DEVELOPMENT CORP.


Houston          Falcon Point                  31,000           22,000 - 60,000
  Area           Spring Lakes                  31,000           22,000 - 33,000
  Development
  Corp.

TOTAL HOUSTON AREA DEVELOPMENT CORP.


               TOTAL


--------------------
   (1) The Company has an approximately 95%, 95%, 90%, 94%, and 94%, ownership interest in Desert Mountain Development Corporation, The Woodlands Land Company, Inc., Crescent Development Management Corp., Mira Vista Development Corp., and Houston Area Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations.

   (2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); TS (Timeshare); and SFH (Single Family Homes).

   (3)   Based on Lots/Units closed during the Company's ownership period.

   (4)   Based on existing inventory of developed lots and lots to be developed.

   (5)   Includes golf membership, which for 1999, is approximately $175,000.

   (6) As of June 30, 1999, six units were under contract at Deer Trail representing $17.4 million in sales, eight units were under contract at Buckhorn Townhomes representing $13.6 million in sales, 26 units were under contract at Bear Paw Lodge representing $36.1 million in sales, 124 lots were under contract at Eagle Ranch representing $15.5 million in sales, and 13 units were under contract at Main Street Junction representing $6.1 million in sales.

   (7)   Represents amounts per timeshare (1/20 of a timeshare unit).

BEHAVIORAL HEALTHCARE PROPERTIES

BEHAVIORAL HEALTHCARE PROPERTIES TABLE

         The following table shows the number of properties and beds by state of the 88 Behavioral Healthcare Properties as of June 30, 1999:

                               NUMBER OF         NUMBER OF                                 NUMBER OF        NUMBER OF
               STATE         PROPERTIES(1)         BEDS                 STATE            PROPERTIES(1)         BEDS
               -----         -------------         ----                 -----            -------------         ----
          Alabama             1                      70         Mississippi                    2                217
          Arkansas            2                     109         North Carolina                 4                410
          Arizona             2                     170         New Hampshire                  2                100
          California          8                     649         New Jersey                     1                150
          Delaware            1                      72         Nevada                         1                 84
          Florida            12                     648         Pennsylvania                   1                169
          Georgia            15                     986         South Carolina                 3                248
          Indiana             7                     517         Tennessee                      1                204
          Kansas              2                     160         Texas                          9                816
          Kentucky            3                     251         Utah                           2                196
          Louisiana           1                       0         Virginia                       3                285
          Maryland            1                       0         Wisconsin                      2                160
          Minnesota           1                      40                                      ---              -----
          Missouri            1                      96            TOTAL                      88              6,807
                                                                                             ===              =====

-----------------
   (1) The Behavioral Healthcare Properties include 88 properties in 26 states that are leased to CBHS. One property was sold in January 1999. CBHS was formed to operate the Behavioral Healthcare Properties and is owned 50% by a subsidiary of Magellan and 50% by COI.

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

         In early 1998, the Company assigned a group of individuals with the task of creating a program to identify, understand and address the myriad issues associated with the year 2000 problem. The group has completed its assessment of the Company's year 2000 readiness by way of a comprehensive review of IT and non-IT systems at the Company's principal executive offices and at the Company's Properties. The group is in its final stages of remediation and testing of any systems that were identified as being date sensitive and, accordingly, could have potential year 2000 problems.

YEAR 2000 READINESS DISCLOSURE

         The Company has completed its assessment of all mission-critical IT systems, such as in-house accounting and property management systems, network operating systems, telecommunication systems and desktop software systems as to their year 2000 compliance. The Company is currently involved in remediating all items that were deemed non-compliant. Although remediation and testing is not yet complete, the Company has not identified any significant problem areas and it believes that the mission-critical systems, AS/400 and accounting system, local network servers, WAN equipment and the majority of desktop PC's are compliant, or can be made compliant with minor software upgrades.

         For non-IT systems, the Company has completed its comprehensive review of computer hardware and software in mechanical systems and has developed a program to repair or replace non-IT systems that are not year 2000 compliant. As of July 15, 1999, approximately 96% of the systems have been deemed compliant based upon manufacturers' statements, and the combined research efforts of a retained outside specialist company, retained technology consultants, and third party vendors. The remaining 4% have been reviewed and plans are in place to upgrade or remediate these systems prior to October 31, 1999. Management does not believe that the resolution of any problems with respect to these systems will have a material adverse effect on the Company's financial condition or results of operations. The Company's non-IT systems or embedded technology are primarily property-related and include escalator and elevator service, building automation (e.g., energy management and HVAC systems), security access systems, fire and life safety systems.

         The Company believes that potential exposure lies with third parties, such as its tenants, vendors, financial institutions and the Company's transfer agent and unaffiliated joint venture partners. The Company depends on its tenants for rents and cash flows, its financial institutions for availability of cash, its transfer agent to maintain and track investor information, its vendors for day-to-day services and its unaffiliated joint venture partners for operations and management of certain of the Company's Properties. If any of these third parties are unable to meet their obligations to the Company because of the year 2000 problem, such a failure may have a material adverse effect on the financial condition or results of operations of the Company. The Company is actively pursuing information from third parties regarding their year 2000 compliance status. As of July 15, 1999, 97% of the third parties who have responded to inquiries are either compliant, are employing plans to bring themselves into compliance, or do not have any issues with year 2000 date sensitivity. Although the Company continues to work with third parties in order to attempt to eliminate its year 2000 concerns, the cost and timing of the third party year 2000 compliance is not within the Company's control, and no assurance can be given with respect to the cost and timing of these third-party efforts or the potential effects of any failure to comply.

         The majority of the work performed to date has been performed by employees of the Company without significant additional cost to the Company. The Company currently estimates that the total cost to repair and replace IT and non-IT systems that are not year 2000 compliant (not including costs associated with the Company's normal upgrade and replacement process) will be approximately $1.2 million of which, approximately $0.3 million has been incurred to date. Management does not believe that such estimated total cost will have a material adverse effect on the Company's financial condition or results of operations.

         The Company currently believes that it will have performed all year 2000 compliance testing and completed its remedial measures on its IT and non-IT systems on or before October 31, 1999. Based on the progress the Company has made in addressing the Company's year 2000 issues and its plan and timeline to complete its compliance program, at this time, the Company does not foresee significant risks associated with the Company's year 2000 compliance. Management does not believe that the year 2000 issue will pose significant problems in its IT or non-IT systems, or that resolution of any potential problems with respect to these systems will have a material adverse effect on the Company's financial condition or results of operations. Management believes that the year 2000 risks to the Company's financial condition or results of operations associated with a failure of non-IT systems is immaterial, due to the fact that each of the Company's Properties has, for the most part, separate non-IT systems. Accordingly, a year 2000 problem that is experienced at one Property generally should have no effect on the other Company Properties. In addition, management believes that the Company has sufficient time to correct those system problems within its control before the year 2000. Because the Company's major source of income is rental payments under long-term leases, a failure of the Company's mission-critical IT systems is not expected to have a material adverse effect on the Company's financial condition or results of operations. Even if the Company were to experience problems with its IT systems, the payment of rent under the leases would not be excused. In addition, the Company expects to correct those IT system problems within its control before the year 2000, thereby minimizing or avoiding the increased cost of correcting problems after the fact.

         The Company is in the process of developing contingency plans for its IT and non-IT systems. Non-IT systems contingency plans are being tailored for each of the Company's Properties, due to the fact that each of the Properties has, for the most part, separate non-IT systems. As the Company identifies significant risks related to the

Company's year 2000 compliance, or if the Company's year 2000 compliance program's progress deviates substantially from the anticipated timeline, the Company will adjust contingency plans appropriately.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's Form 10-K for the year ended December 31, 1998 contains information regarding its interest rate risk from changes in the 90-day LIBOR rate and its market price risk from changes in the price of its common shares in connection with its settlement obligations under its Forward Share Purchase Agreement with UBS. The Company settled its Forward Share Purchase Agreement on June 30, 1999 and, as a result, this information is no longer applicable.

         The Company's Form 10-K for the year ended December 31, 1999 also contains information regarding its interest rate risk from fluctuations in interest rates on its short-term variable rate debt. There have been no material changes in this information.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Effective April 15, 1999, the Company issued an aggregate of 164,564 common shares in exchange for limited partner interests in Spectrum Mortgage Associates, L.P. ("Spectrum") valued at $3,681,132.12. The common shares were issued to the holders of such limited partner interests in Spectrum in satisfaction of an obligation of the Operating Partnership pursuant to the terms of Spectrum's agreement of limited partnership. The Operating Partnership is the general partner of Spectrum. The common shares were issued in a private offering exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) or Rule 506 of Regulation D of the Securities Act to the holders of the limited partner interests in Spectrum. These holders were "accredited investors" under Rule 501 of the Securities Act and fewer than 35 unaccredited investors with such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment in the Company. There was no general solicitation in connection with the offering of the common shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) The annual meeting of stockholders of the Company was held on June 7, 1999.

   (b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934, as amended, and the regulations promulgated thereunder. There was no solicitation in opposition to management's solicitations. All of management's nominees for director were elected.

   (c)   Three proposals were submitted to a vote of shareholders as follows:

         (1) The shareholders approved the election of the following persons as directors of the Company:

                  Name                    For                       Withheld
                  ----                    ---                       --------
                  John C. Goff            110,759,133               279,492
                  Paul E. Rowsey, III     110,760,062               278,563

         (2) The shareholders approved, with 110,057,135 affirmative votes, 236,991 negative votes, 744,499 abstentions, and no broker non-votes, the proposal to approve the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999.

         (3) The proposal to approve the amendment of the Restated Declaration of Trust of the Company to allow the Board of Trust Managers to increase the limit on the percentage of the issued and outstanding common shares that Mr. Rainwater, Chairman of the Board of Trust Managers of the Company, and related persons may own, or be deemed to own, to 9.5% required at least two-thirds of the votes to be affirmative to pass. The proposal received 67,704,964 affirmative votes, 24,318,351 negative votes, 537,262 abstentions, and 18,478,048 broker non-votes and did not pass.


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

                 10.01 Second Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of November 1, 1997, as amended (filed herewith)

                 10.02 Noncompetition Agreement of Richard E. Rainwater, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit 10.02 to the 1997 10-K and incorporated herein by reference)

                 10.03 Noncompetition Agreement of John C. Goff, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit 10.03 to the 1997 10-K and incorporated herein by reference)

                 10.04 Noncompetition Agreement of Gerald W. Haddock, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit 10.04 to the 1997 10-K and incorporated herein by reference)

                 10.05 Employment Agreement with John C. Goff, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed as Exhibit 10.05 to the 1997 10-K and incorporated herein by reference)

                 10.06 Amendment No. 5 to the Goff Employment Agreement, dated March 10, 1998 (filed as Exhibit 10.29 to the Form S-4 and incorporated herein by reference)

                 10.07 Employment Agreement of Gerald W. Haddock, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed as Exhibit 10.06 to the 1997 10-K and incorporated herein by reference)

                 10.08 Amendment No. 5 to the Haddock Employment Agreement, dated March 1, 1999 (filed as Exhibit No. 10.09 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K") and incorporated herein by reference)

                 10.09 Form of Officers' and Trust Managers' Indemnification Agreement as entered into between the Registrant and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Form S-4 and incorporated herein by reference)

                 10.10 Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit No. 10.07 to the Registrant's Registration Statement on Form S-11 (File No. 33-75188) (the "Form S-11") and
                            incorporated herein by reference)

                 10.11 Crescent Real Estate Equities, Ltd. First Amended and Restated 401(k) Plan, as amended (filed as Exhibit No. 10.12 to the 1998 10-K and incorporated herein by reference)

                 10.12 Second Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as Exhibit 10.12 to the Form S-4 and incorporated herein by reference)

                 10.13 Amended and Restated 1995 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit 99.01 to the Registrant's Registration Statement on Form S-8 (File No. 333-3452) and incorporated herein by reference)

                 10.14 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit
                            10.01 to the Registrant's Current Report on Form 8-K dated and filed September 27, 1996 and incorporated herein by reference)

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

                 10.19      Agreement dated June 11, 1999 by and between Gerald
                            W. Haddock and Crescent Real Estate Equities
                            Company, Crescent Real Estate Equities Limited Partnership and Crescent Real Estate Equities, Ltd. (filed herewith)

                 27.01      Financial Data Schedule (filed herewith)


                            Complete exhibit listing on file with the Securities
                  and Exchange Commission.

         (b)      Reports on Form 8-K.

         Form 8-K dated - April 29, 1999 and filed April 30, 1999, for the purpose of filing under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, certain exhibits in connection with the Company's issuance of 747,598 common shares to Union Bank, AG, London Branch.

         Form 8-K dated April 17, 1998 and filed May 14, 1999 restating under
Item 5 - Other Events, certain factors that may be relevant to the Company's forward looking statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CRESCENT REAL ESTATE EQUITIES COMPANY




                                       /s/ John C. Goff
                                       --------------------------------------
Date:    August 16, 1999               John C. Goff, Vice Chairman of the Board,
         ------------------            President and Chief Executive Officer






                                       /s/ Jack I. Tompkins
                                       --------------------------------------
Date:    August 16, 1999               Jack I. Tompkins, Executive Vice
         ------------------            President and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                               INDEX TO EXHIBITS

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

                 10.02 Noncompetition Agreement of Richard E. Rainwater, as assigned to Crescent Real Estate Equities Limited
                            Partnership on May 5, 1994 (filed as Exhibit 10.02 to the 1997 10-K and incorporated herein by reference)

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

                 10.18      Form of Registration Rights, Lock-Up and Pledge
                            Agreement (filed as Exhibit No. 10.05 to the Form
                            S-11 and incorporated herein by reference)

                 10.19      Agreement dated June 11, 1999 by and between Gerald
                            W. Haddock and Crescent Real Estate Equities
                            Company, Crescent Real Estate Equities Limited
                            Partnership and Crescent Real Estate Equities, Ltd.
                            (filed herewith)

                 27.01      Financial Data Schedule (filed herewith)
