Form 10-Q
period 1999-09-30
CRESCENT REAL ESTATE EQUITIES CO
filed 1999-11-15
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1999
                           COMMISSION FILE NO. 1-13038


                      CRESCENT REAL ESTATE EQUITIES COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            TEXAS                                      52-1862813
--------------------------------        ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


              777 Main Street, Suite 2100, Fort Worth, Texas 76102
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)


        Registrant's telephone number, including area code (817) 321-2100


Number of shares outstanding of each of the registrant's classes of preferred and common shares, as of November 12, 1999.

          Preferred Shares, par value $.01 per share:    8,000,000
          Common Shares, par value $.01 per share:     120,349,329


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

PART I:  FINANCIAL INFORMATION                                                            PAGE
Item 1.  Financial Statements

         Consolidated  Balance Sheets as of September 30, 1999 (unaudited) and
         December 31, 1998 (audited) .................................................      3

         Consolidated Statements of Operations for the three and nine months ended
         September 30, 1999 and 1998 (unaudited) .....................................      4

         Consolidated Statement of Shareholders' Equity for the nine months ended
         September 30, 1999 (unaudited) ..............................................      5

         Consolidated Statements of Cash Flows for the nine months ended September 30,
         1999 and 1998 (unaudited) ...................................................      6

         Notes to Financial Statements ...............................................      7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .........................................     22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..................     57

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................................     57

Item 2.  Changes in Securities .......................................................     57

Item 3.  Defaults Upon Senior Securities .............................................     57

Item 4.  Submission of Matters to a Vote of Security Holders .........................     57

Item 5.  Other Information ...........................................................     57

Item 6.  Exhibits and Reports on Form 8-K ............................................     57

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                            1999             1998
                                                                        -----------      -----------
                                                                        (UNAUDITED)       (AUDITED)
ASSETS:
 Investments in real estate:
   Land                                                                 $   398,703      $   400,690
   Land held for development or sale                                         95,282           95,282
   Building and improvements                                              3,517,383        3,569,774
   Furniture, fixtures and equipment                                         70,160           63,626
   Less - accumulated depreciation                                         (476,438)        (387,457)
                                                                        -----------      -----------
             Net investment in real estate                                3,605,090        3,741,915

   Cash and cash equivalents                                                 67,557          110,292
   Restricted cash and cash equivalents                                      76,219           46,841
   Accounts receivable, net                                                  34,322           32,730
   Deferred rent receivable                                                  68,537           73,635
   Investments in real estate mortgages and equity
       of unconsolidated companies                                          920,321          743,516
   Notes receivable, net                                                    184,573          183,974
   Other assets, net                                                        103,039          110,544
                                                                        -----------      -----------
               Total assets                                             $ 5,059,658      $ 5,043,447
                                                                        ===========      ===========


LIABILITIES:
   Borrowings under Credit Facility                                     $   585,000      $   660,000
   Notes payable                                                          2,097,127        1,658,156
   Accounts payable, accrued expenses and other liabilities                 160,089          149,444
                                                                        -----------      -----------
              Total liabilities                                           2,842,216        2,467,600
                                                                        -----------      -----------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
  Operating partnership, 6,404,524 and 6,545,528 units,
       respectively                                                         103,012          126,575
  Investment joint ventures                                                  25,003           26,727
                                                                        -----------      -----------
              Total minority interests                                      128,015          153,302
                                                                        -----------      -----------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par value, authorized 100,000,000 shares:
   6 3/4% Series A Convertible Cumulative Preferred Shares,
      8,000,000 shares issued and outstanding at September 30, 1999
      and December 31, 1998                                                 200,000          200,000
  Common shares, $.01 par value, authorized 250,000,000 shares,
      119,898,368 and 124,555,447 shares issued and outstanding
      at September 30, 1999 and December 31, 1998, respectively               1,196            1,245
   Additional paid-in capital                                             2,214,990        2,336,621
   Deferred compensation on restricted shares                                   (41)             (88)
   Retained deficit                                                        (339,276)        (110,196)
   Accumulated other comprehensive income (loss)                             12,558           (5,037)
                                                                        -----------      -----------
              Total shareholders' equity                                  2,089,427        2,422,545
                                                                        -----------      -----------
              Total liabilities and shareholders' equity                $ 5,059,658      $ 5,043,447
                                                                        ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                        ------------------------      ------------------------
                                                               (UNAUDITED)                  (UNAUDITED)
                                                          1999            1998          1999           1998
                                                        ---------      ---------      ---------      ---------
REVENUES:
    Office and retail properties                        $ 153,012      $ 146,037      $ 458,747      $ 409,937
    Hotel properties                                       16,999         12,798         48,510         38,350
    Behavioral healthcare properties                        8,634         13,824         36,282         41,471
    Interest and other income                               6,880          7,134         20,130         20,288
                                                        ---------      ---------      ---------      ---------
       Total revenues                                     185,525        179,793        563,669        510,046
                                                        ---------      ---------      ---------      ---------

EXPENSES:
    Real estate taxes                                      21,169         18,531         64,369         51,937
    Repairs and maintenance                                10,421         10,379         32,113         28,181
    Other rental property operating                        32,504         33,338         97,614         93,003
    Corporate general and administrative                    4,083          4,335         12,013         11,036
    Interest expense                                       51,084         37,940        138,482        110,067
    Amortization of deferred financing costs                2,033          1,944          7,857          4,194
    Depreciation and amortization                          30,344         29,770         97,001         84,602
    Settlement of merger dispute                               --             --         15,000             --
    Impairment and other charges related to the
         behavioral healthcare assets                     162,038             --        162,038             --
    Write-off of costs associated with
         unsuccessful acquisitions                             --         18,435             --         18,435
                                                        ---------      ---------      ---------      ---------
    Total expenses                                        313,676        154,672        626,487        401,455
                                                        ---------      ---------      ---------      ---------

       Operating income (loss)                           (128,151)        25,121        (62,818)       108,591

OTHER INCOME AND EXPENSES:
    Equity in net income of unconsolidated
        companies:
         Office and retail properties                       3,778           (318)         5,734            511
         Refrigerated storage properties                    1,746            484         11,476         (1,032)
         Residential development properties                 7,944          8,265         30,988         20,914
         Other                                              1,367            822          2,277            822
                                                        ---------      ---------      ---------      ---------
             Total other income and expenses               14,835          9,253         50,475         21,215
                                                        ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE MINORITY INTERESTS                  (113,316)        34,374        (12,343)       129,806
    Minority interests                                     11,034         (3,217)         1,236        (12,797)
                                                        ---------      ---------      ---------      ---------

NET INCOME  (LOSS)                                       (102,282)        31,157        (11,107)       117,009

PREFERRED SHARE DIVIDENDS                                  (3,375)        (3,375)       (10,125)        (8,325)
FORWARD SHARE PURCHASE
  AGREEMENT RETURN                                             --             --         (4,317)            --
                                                        ---------      ---------      ---------      ---------

NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                        $(105,657)     $  27,782      $ (25,549)     $ 108,684
                                                        =========      =========      =========      =========

PER COMMON SHARE DATA:
    Net Income (Loss) - Basic                           $   (0.88)     $    0.23      $   (0.21)     $    0.91
                                                        =========      =========      =========      =========
    Net Income (Loss) - Diluted                         $   (0.88)     $    0.21      $   (0.21)     $    0.85
                                                        =========      =========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                             CONSOLIDATED STATEMENTS
                            OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   Preferred Shares                   Common Shares
                                                            -----------------------------     -----------------------------
                                                               Shares          Net Value         Shares          Par Value
                                                            ------------     ------------     ------------      ------------
SHAREHOLDERS' EQUITY, December 31,1998                         8,000,000     $    200,000      124,555,447      $      1,245


    Issuance of Common Shares                                         --               --          167,183                 1

    Exercise of Common Share Options                                  --               --        1,261,932                12

    Cancellation of restricted shares                                 --               --             (216)               --

    Amortization of Deferred Compensation                             --               --               --                --

    Issuance of Common Shares in Exchange for Operating
       Partnership Units                                              --               --          453,828                 4

    Preferred Share Conversion Adjustment                             --               --           12,356                --

    Forward Share Purchase Agreement                                  --               --          747,598                 7

    Settlement of Forward Share Purchase Agreement                    --               --       (7,299,760)              (73)

    Dividends Paid                                                    --               --               --                --

    Net Income (Loss)                                                 --               --               --                --

    Accumulated Other Comprehensive Income                            --               --               --                --
                                                            ------------     ------------     ------------      ------------
SHAREHOLDERS' EQUITY,  September 30, 1999                      8,000,000     $    200,000      119,898,368      $      1,196
                                                            ============     ============     ============      ============

                                                                                Deferred                          Accumulated
                                                             Additional       Compensation        Retained           Other
                                                              Paid-in         on Restricted       Earnings       Comprehensive
                                                              Capital            Shares           (Deficit)          Income
                                                            ------------      ------------      ------------      ------------
SHAREHOLDERS' EQUITY, December 31,1998                      $  2,336,621      $        (88)     $   (110,196)     $     (5,037)


    Issuance of Common Shares                                      3,833                --                --                --

    Exercise of Common Share Options                              17,937                --                --                --

    Cancellation of restricted shares                                 (6)                6                --                --

    Amortization of Deferred Compensation                             --                41                --

    Issuance of Common Shares in Exchange for Operating
       Partnership Units                                           1,935                --                --

    Preferred Share Conversion Adjustment                             --                --                --                --

    Forward Share Purchase Agreement                                  --                --                --                --

    Settlement of Forward Share Purchase Agreement              (145,330)               --            (3,981)               --

    Dividends Paid                                                    --                --          (203,867)               --

    Net Income (Loss)                                                 --                --           (21,232)               --

    Accumulated Other Comprehensive Income                            --                --                --            17,595
                                                            ------------      ------------      ------------      ------------

SHAREHOLDERS' EQUITY,  September 30, 1999                   $  2,214,990      $        (41)     $   (339,276)     $     12,558
                                                            ============      ============      ============      ============

                                                                Total
                                                            ------------
SHAREHOLDERS' EQUITY, December 31,1998                      $  2,422,545


    Issuance of Common Shares                                      3,834

    Exercise of Common Share Options                              17,949

    Cancellation of restricted shares                                 --

    Amortization of Deferred Compensation                             41

    Issuance of Common Shares in Exchange for Operating
       Partnership Units                                           1,939

    Preferred Share Conversion Adjustment                             --

    Forward Share Purchase Agreement                                   7

    Settlement of Forward Share Purchase Agreement              (149,384)

    Dividends Paid                                              (203,867)

    Net Income (Loss)                                            (21,232)

    Accumulated Other Comprehensive Income                        17,595
                                                            ------------

SHAREHOLDERS' EQUITY,  September 30, 1999                   $  2,089,427
                                                            ============


   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                         FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                      ------------------------
                                                                             (UNAUDITED)
                                                                         1999          1998
                                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $ (11,107)     $ 117,009
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                                     104,858         88,796
      Impairment charge related to the
         behavioral healthcare real estate assets                       103,773             --
      Minority interests                                                 (1,236)        12,797
      Non-cash compensation                                                 101            155
      Distributions received in excess of equity in earnings
        from unconsolidated companies                                        --         11,804
      Equity in earnings in excess of distributions received
        from unconsolidated companies                                   (17,985)            --
      (Increase) decrease in accounts receivable                         (1,592)         5,251
      Decrease (increase) in deferred rent receivable                     5,098        (23,795)
      Decrease (increase) in other assets                                36,597        (21,637)
      (Increase) decrease in restricted cash and cash equivalents        (1,559)         4,560
      Increase (decrease) in accounts payable, accrued
         expenses and other liabilities                                  10,645        (13,646)
                                                                      ---------      ---------
            Net cash provided by operating activities                   227,593        181,294
                                                                      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of investment properties                                   --       (527,076)
      Development of investment properties                               (5,961)       (14,796)
      Capital expenditures - rental properties                          (22,945)       (35,073)
      Tenant improvement and leasing costs - rental properties          (39,098)       (53,700)
      Increase in restricted cash and cash equivalents                  (27,819)          (548)
      Investment in unconsolidated companies                           (115,875)      (137,702)
      Investment in residential development companies                   (38,624)        17,242
      Escrow deposits - acquisition of investment properties                 --          5,360
      Increase in notes receivable                                         (599)       (15,351)
                                                                      ---------      ---------
            Net cash used in investing activities                      (250,921)      (761,644)
                                                                      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt financing costs                                              (14,054)        (3,436)
      Borrowings under credit facility                                   51,920        672,150
      Payments under credit facility                                   (126,920)      (272,150)
      Debt proceeds                                                     890,000        158,100
      Debt payments                                                    (451,029)      (250,903)
      Capital distributions - joint venture partner                      (2,461)        (2,343)
      Proceeds from common shares offerings                                  --         43,959
      Proceeds from exercise of share options                            17,949            612
      Net proceeds from preferred shares offerings                           --        416,000
      Settlement of Forward Share Purchase Agreement                   (149,384)            --
      Preferred dividends                                               (10,125)        (8,325)
      Dividends and unitholder distributions                           (225,303)      (149,884)
                                                                      ---------      ---------
            Net cash (used in) provided by financing activities         (19,407)       603,780
                                                                      ---------      ---------


(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (42,735)        23,430
CASH AND CASH EQUIVALENTS,
      Beginning of period                                               110,292         66,622
                                                                      ---------      ---------
CASH AND CASH EQUIVALENTS,
      End of period                                                   $  67,557      $  90,052
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

SEGMENTS

         As of September 30, 1999, the Company's assets and operations were composed of five major industry segments:

         o        Office and Retail Segment;

         o        Hospitality Segment;

         o        Residential Development Segment;

         o        Refrigerated Storage Segment; and

         o        Behavioral Healthcare Segment.

         Within these segments, the Company owned directly or indirectly the following real estate assets (the "Properties") as of September 30, 1999:

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

         o HOSPITALITY SEGMENT consists of eight full service hotels with a total of 2,674 rooms and two destination health and fitness resorts that can accommodate up to 462 guests daily (collectively referred to as the "Hotel Properties"). All Hotel Properties, except the Omni Austin Hotel, are leased to subsidiaries of Crescent Operating, Inc. ("COI"). The Omni Austin Hotel is leased to an unrelated third party.

         o RESIDENTIAL DEVELOPMENT SEGMENT consists of the Company's ownership of real estate mortgages and non-voting common stock representing interests ranging from 40% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, own 15 residential development properties (collectively referred to as the "Residential Development Properties").

         o REFRIGERATED STORAGE SEGMENT consists of the Company's indirect 39.6% interest in three partnerships (collectively referred to as the "Refrigerated Storage Partnerships"), each of which owns one or more corporations or limited liability companies (collectively referred to as the "Refrigerated Storage Corporations") which, as of September 30, 1999, directly or indirectly owned 89 refrigerated storage properties (collectively referred to as the "Refrigerated Storage Properties") with an aggregate of approximately 428.3 million cubic feet (17.0 million square feet).

         o BEHAVIORAL HEALTHCARE SEGMENT consists of 87 properties in 25 states (collectively referred to as the "Behavioral Healthcare Properties") that are leased to Charter Behavioral Health Systems, LLC ("CBHS"). CBHS was formed to operate the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan Health Services, Inc. ("Magellan") and 90% by COI and an affiliate of COI. See Note 13. CBHS Recapitalization and Strategy for a description of the current status of the Company's lease with CBHS.

See Note 6. Segment Reporting for a table showing revenues and funds from operations for each of these industry segments for the three and nine months ended September 30, 1999 and 1998 and identifiable assets for each of these industry segments at September 30, 1999 and 1998.

The following table shows, by subsidiary, the Properties such subsidiaries owned as of September 30, 1999:

Operating Partnership:         62 Office Properties, six Hotel Properties and five
                               Retail Properties

Crescent Real Estate           The Aberdeen, The Avallon, Caltex House, The Citadel,
Funding I, L.P.:               The Crescent Atrium, The Crescent Office Towers,
("Funding I")                  Regency Plaza One, UPR Plaza and Waterside Commons


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

-----------------------------

(1) Funding III owns the Greenway Plaza Portfolio (inclusive of one Hotel Property), except for the central heated and chilled water plant building and Coastal Tower Office Property, both located within Greenway Plaza, which are owned by Funding IV and Funding V, respectively.

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management's opinion, all adjustments (consisting of normal recurring adjustments and the impairment and other charges associated with the Behavioral Healthcare segment see Note 13. CBHS Recapitalization and Strategy for a description of these charges) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 1998.

         Certain previously reported amounts have been reclassified to conform with the current presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has elected to implement SFAS No. 133 in the third quarter of 1999; however, this early implementation had no material impact on the Company's financial statements for the three or nine months ended September 30, 1999 or 1998.

3.   PROPERTIES HELD FOR DISPOSITION:

         In pursuit of management's objective to dispose of non-strategic or non-core assets, the Company is actively marketing for sale its wholly-owned interests in 12 Office Properties, which are currently included in the Net Investment in Real Estate of $3,605,090. Eight of the properties are located in Dallas, Texas, two are located in New Orleans, Louisiana, one is located in Denver, Colorado and one is located in Omaha, Nebraska. During the third quarter of 1999, bids were received on these properties either individually or in various combinations. Management is currently in the process of evaluating the bids to determine their economic viability as well as the credit-worthiness of the potential purchasers and their ability to close the transactions. The disposition of these properties remains subject to the negotiation of acceptable terms and other customary conditions once one or more purchasers have been selected. The Company anticipates completing any economically justified sales of these Office Properties to one or more buyers in the fourth quarter of 1999 or the first quarter of 2000.

         The following table summarizes the condensed results of operations for the nine months ended September 30, 1999 and 1998 for the 12 Office Properties held for disposition. These properties are classified as held for sale, and depreciation expense has not been recognized since June 30, 1999.

                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                    ---------------------------------------
                                         1999                   1998
                                    ----------------       ----------------
         Revenue                       $ 33,211                $ 32,980
         Operating Expenses              15,394                  14,174
                                       --------                --------

         Net Operating Income          $ 17,817                $ 18,806
                                       ========                ========

         The Company does not intend to sell these Office Properties at prices below management's assessment of fair value, which exceeds the net book value of these Office Properties at September 30, 1999. Additionally, there is not expected to be any impairment to the portfolio of real estate assets remaining as a result of any sale of these Office Properties.

4.   EARNINGS PER SHARE:

         SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution, while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                        ------------------------------------------------------------------------------------
                                                          1999                                         1998
                                                       ---------                                    ----------
                                                        Wtd. Avg.     Per Share                      Wtd. Avg.     Per Share
                                          (Loss)          Shares        Amount          Income         Shares        Amount
                                        ---------      ---------     ----------        ---------    ----------     ---------
Basic EPS -
Net income (loss) available
     to common shareholders .......     $(105,657)       119,892     $   (0.88)        $  27,782       120,820     $    0.23
                                                                     =========                                     =========
Effect of dilutive securities:
     Share and unit options .......            --          1,387                              --         3,565

Assumed conversion of
     preferred shares .............            --             --                              --         8,311

Additional common shares
     obligation relating to:
     Forward Share Purchase
     Agreement ....................            --             --                              --           747

    Equity swap agreement .........            --             --                              --           729
                                        ---------      ---------     ---------         ---------     ---------     ---------
Diluted EPS -
Net income (loss) available
     to common shareholders .......     $(105,657)       121,279     $   (0.88)(1)     $  27,782       134,172     $    0.21
                                        =========      =========     =========         =========    ==========     =========

                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                        ------------------------------------------------------------------------------------
                                                          1999                                         1998
                                                       ---------                                    ----------
                                                        Wtd. Avg.     Per Share                      Wtd. Avg.     Per Share
                                          (Loss)          Shares        Amount          Income         Shares        Amount
                                        ---------      ---------     ----------        ---------    ----------     ---------
Basic EPS -
Net income (loss) available
     to common shareholders .......     $ (25,549)       123,632     $   (0.21)        $ 108,684       119,660     $    0.91
                                                                     =========                                     =========

Effect of dilutive securities:
     Share and unit options .......            --          1,876                              --         4,243

Assumed conversion of
     preferred shares .............            --             --                              --         2,770

Additional common shares
     obligation relating to:
     Forward Share Purchase
     Agreement ....................            --            391                              --           249

     Equity swap agreement ........            --             --                              --           243
                                        ---------      ---------     ---------         ---------    ----------     ---------
Diluted EPS -
Net income (loss) available
     to common shareholders .......     $ (25,549)       125,899     $   (0.21)(1)     $ 108,684       127,165     $    0.85
                                        =========      =========     =========         =========    ==========     =========


---------------------------
(1) Diluted earnings per share does not recalculate from amounts shown for the three and nine months ended September 30, 1999. The share and unit options and the additional common shares relating to the Forward Share Purchase Agreement shown for the three and nine months ended September 30, 1999 are typically dilutive by nature; however, due to the net losses for the 1999 reporting periods, these items are antidilutive with respect to the net losses per share.

         The effect of the conversion of the Series A Convertible Cumulative Preferred Shares is not included in the computation of Diluted EPS for the three or nine months ended September 30, 1999 or 1998 since the effect of their conversion is antidilutive.

5.   SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS:

                                                                  FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,
                                                                 ---------------------
                                                                   1999         1998
                                                                 --------     --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid ..............................................     $144,086     $110,067

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Conversion of Operating Partnership units to common
   shares with resulting reduction in minority interest
   and increases in common shares and additional
   paid-in capital .........................................        1,939        5,471
Issuance of Operating Partnership units in conjunction
    with settlement of an obligation .......................        1,786        8,522
Issuance of Operating Partnership units in conjunction
    with investments .......................................           --       11,450
Common share obligation in conjunction with an
    investment .............................................           --       21,000
Mortgage note assumed in conjunction with property
   acquisitions ............................................           --       46,934
Debt incurred in conjunction with the termination of
    equity swap agreement ..................................           --      209,299
Acquisition of partnership interests .......................        3,774           --
Unrealized gain on available-for-sale securities ...........       10,003        9,132
Forward Share Purchase Agreement Return ....................        4,317           --
Impairment and other charges related to the behavioral
    healthcare assets ......................................      162,038           --

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

                    o excluding adjustments not of a normal or recurring nature;

                    o plus depreciation and amortization of real estate assets; and

                    o after adjustments for unconsolidated partnerships and joint ventures;

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

         Selected financial information related to each operating segment for the three and nine months ended September 30, 1999 and 1998 is presented below.

                                                                      FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                                      ---------------------------     ---------------------------
                                                                         1999             1998            1999            1998
                                                                      -----------     -----------     -----------     -----------
REVENUES:
     Office and Retail Segment                                        $   153,012     $   146,037     $   458,747     $   409,937
     Hospitality Segment                                                   16,999          12,798          48,510          38,350
     Behavioral Healthcare Segment                                          8,634          13,824          36,282          41,471
     Refrigerated Storage Segment                                              --              --              --              --
     Residential Development Segment                                           --              --              --              --
     Corporate and other                                                    6,880           7,134          20,130          20,288
                                                                      -----------     -----------     -----------     -----------
     TOTAL CONSOLIDATED REVENUE                                       $   185,525     $   179,793     $   563,669     $   510,046
                                                                      ===========     ===========     ===========     ===========

FUNDS FROM OPERATIONS:
     Office and Retail Segment                                        $    91,916     $    85,121     $   273,395     $   241,237
     Hospitality Segment                                                   16,564          12,567          47,658          37,677
     Behavioral Healthcare Segment                                        (16,969)         13,824          10,679          41,471
     Refrigerated Storage Segment                                           6,791           7,729          24,279          19,267
     Residential Development Segment                                       11,401          12,449          45,739          36,537
     Corporate and other adjustments:
         Corporate general & administrative                                (4,083)         (4,335)        (12,013)        (11,036)
         Interest expense                                                 (51,084)        (37,940)       (138,482)       (110,067)
         Preferred share dividends                                         (3,375)         (3,375)        (10,125)         (8,325)
         Other                                                              6,036           5,635          13,410          15,803
                                                                      -----------     -----------     -----------     -----------
     TOTAL FUNDS FROM OPERATIONS                                      $    57,197     $    91,675     $   254,540     $   262,564
                                                                      -----------     -----------     -----------     -----------

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO CONSOLIDATED
NET INCOME (LOSS) AFTER MINORITY INTEREST:
      Depreciation and amortization of real estate
          assets                                                      $   (29,516)    $   (29,204)    $   (94,542)    $   (82,919)
      Settlement of merger dispute                                             --              --         (15,000)             --
      Impairment and other charges related to the behavioral
           healthcare assets                                             (136,435)             --        (136,435)             --
      Write-off of costs associated with unsuccessful acquisitions             --         (18,435)             --         (18,435)
      Unitholder minority interest                                         11,287          (3,017)          1,973         (11,791)
      Adjustment for investments in real estate
          mortgages and equity of unconsolidated companies:
          Office and Retail Segment                                           751          (1,808)         (3,603)         (4,813)
          Refrigerated Storage Segment                                     (5,045)         (7,245)        (12,803)        (20,299)
          Residential Development Segment                                  (3,457)         (4,184)        (14,751)        (15,623)
          Other                                                              (439)             --            (611)             --
      Preferred share dividends                                             3,375           3,375          10,125           8,325
                                                                      -----------     -----------     -----------     -----------
      CONSOLIDATED NET INCOME (LOSS) AFTER MINORITY
           INTEREST                                                   $  (102,282)    $    31,157     $   (11,107)    $   117,009
                                                                      ===========     ===========     ===========     ===========

EQUITY IN NET INCOME OF UNCONSOLIDATED
       COMPANIES:
      Office and Retail Segment                                       $     3,778     $      (318)    $     5,734     $       511
      Hospitality Segment                                                      --              --              --              --
      Behavioral Healthcare Segment                                            --              --              --              --
      Refrigerated Storage Segment                                          1,746             484          11,476          (1,032)
      Residential Development Segment                                       7,944           8,265          30,988          20,914
      Other                                                                 1,367             822           2,277             822
                                                                      -----------     -----------     -----------     -----------
      TOTAL EQUITY IN NET INCOME OF UNCONSOLIDATED
         COMPANIES                                                    $    14,835     $     9,253     $    50,475     $    21,215
                                                                      ===========     ===========     ===========     ===========

                                                                     SEPTEMBER 30,    SEPTEMBER 30,
                                                                         1999              1998
                                                                     -------------    -------------
IDENTIFIABLE ASSETS:
      Office and Retail Segment                                       $ 3,292,500     $ 3,202,220
      Hospitality Segment                                                 472,114         441,674
      Behavioral Healthcare Segment                                       245,033         388,993
      Refrigerated Storage Segment                                        289,463         275,192
      Residential Development Segment                                     332,758         312,617
      Other                                                               427,790         361,283
                                                                      -----------     -----------
      TOTAL IDENTIFIABLE ASSETS                                       $ 5,059,658     $ 4,981,979
                                                                      ===========     ===========

         At September 30, 1999, COI and CBHS are the Company's two largest lessees in terms of total consolidated rental revenues derived from leases. Total rental revenues from COI and total cash rental revenues from CBHS for the nine months ended September 30, 1999 were approximately 8% and 5% respectively, of the Company's total consolidated rental revenues. COI was the lessee for nine of the Hotel Properties for the nine months ended September 30, 1999, and CBHS was the sole lessee of the Behavioral Healthcare Properties during that period. See Note 13. CBHS Recapitalization and Strategy.

         See Note 7. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies for a description of the sole lessee of the Refrigerated Storage Properties.

7. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

         The following is a summary of the Company's ownership in significant unconsolidated companies:


                                                                                            COMPANY'S OWNERSHIP
                ENTITY                                CLASSIFICATIONS                     AS OF SEPTEMBER 30, 1999
---------------------------------------     -------------------------------------    -----------------------------------
Desert Mountain Development Corporation     Residential Development Corporation                    95%(1)
Houston Area Development Corp.              Residential Development Corporation                    94%(1)
The Woodlands Land Company, Inc.            Residential Development Corporation                    95%(1)
Crescent Development Management Corp.       Residential Development Corporation                    90%(1)
Mira Vista Development Corp.                Residential Development Corporation                    94%(1)
Crescent CS Holdings Corp.                          Crescent Subsidiary                            99%(2)
Crescent CS Holdings II Corp.                       Crescent Subsidiary                            99%(2)
The Woodlands Commercial                    Office and Retail (various commercial
    Properties Company, L.P.                          properties)(3)                             42.5%
Main Street Partners, L.P.                   Office and Retail (office property -
                                                      Bank One Center)                             50%
DBL Holdings, Inc.                                         Other(4)                                95%
Metropolitan Partners, LLC                                 Other                                      (5)
CRL Investments, Inc.                                      Other                                   95%


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

(3) See the "Office and Retail Segment" section below for more information regarding certain commercial property assets that the Company intends to sell.

(4) See Note 14. Disposition for more information regarding certain interests that the Company has sold.

(5) See "Other" Section below for a description of the Company's investment in Metropolitan Partners, LLC.


RESIDENTIAL DEVELOPMENT SEGMENT

         On April 29, 1999, a partnership in which Crescent Development Management Corp. ("CDMC") has a 64% economic interest finalized the purchase of Riverfront Plaza (previously known as "The Commons"), a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado for approximately $25,000. Currently, it is contemplated that the project will include both sale and rental units at multiple price points. An adjacent 28 acres are expected to be commercially developed by another firm, providing a major mixed-use community adjacent to the lower downtown area of Denver. The acreage is in close proximity to several major entertainment and recreational facilities including Coors Field (home to the Major League's Colorado Rockies), Elitch Gardens (an amusement park) and the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets).

REFRIGERATED STORAGE SEGMENT

         As of September 30, 1999, the Refrigerated Storage Partnerships and the Refrigerated Storage Corporations directly or indirectly own the real estate assets associated with the Refrigerated Storage Properties. The business operations associated with the Refrigerated Storage Properties are owned by a recently formed partnership (the "Refrigerated Storage Operating Partnership"), owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COI, in which the Company has no interest. The Company holds an indirect 39.6% interest in the Refrigerated Storage Partnerships and COI holds an indirect 0.4% interest in the Refrigerated Storage Partnerships. COI has an option to require the Company to purchase COI's remaining 1% interest in each of the Crescent Subsidiaries at such time as the purchase would not, in the opinion of counsel to the Company, adversely affect the status of Crescent Equities as a REIT, for an aggregate price, payable by the Company, of approximately $3,300.

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

OFFICE AND RETAIL SEGMENT

         The Woodlands Commercial Properties Company, L.P., owned by the Company and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain commercial property assets (multi-family, retail and office/venture tech) in The Woodlands. As of September 30, 1999, the multi-family portfolio had been sold. The sale of the retail portfolio, including the Company's four Retail Properties located in The Woodlands, is expected to close during the fourth quarter of 1999. The sale of the office/venture tech portfolio, including the Company's 12 Office Properties located in The Woodlands, is expected to close during the first quarter of 2000.

OTHER

         On December 8, 1998, Tower Realty Trust ("Tower"), Reckson Associates Realty Corporation ("Reckson"), and Metropolitan Partners, LLC ("Metropolitan") entered into a revised agreement and plan of merger that superseded the merger agreement to which the Company was a party. Under the revised agreement, Metropolitan agreed to acquire Tower for a combination of cash and Reckson exchangeable Class B common shares. The Company, Reckson and Metropolitan agreed that the Company's investment in Metropolitan would be an $85,000 preferred member interest in Metropolitan. In connection with the revised agreement, the Company contributed $10,000 of the $85,000 required capital contribution to Metropolitan in December 1998 and contributed the remaining $75,000 to Metropolitan upon satisfaction of all of the conditions to the funding on May 19, 1999. The Company's $85,000 preferred member interest in Metropolitan at September 30, 1999 would equate to an approximate 20% equity interest.

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

         The Company reports its share of income and losses based on its ownership interest in its respective equity investments. The following summarized information for all unconsolidated companies is presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Refrigerated Storage Corporations," "Office and Retail" and "Other," as applicable, as of September 30, 1999.

BALANCE SHEETS AT SEPTEMBER 30, 1999:

                                                  RESIDENTIAL   REFRIGERATED
                                                  DEVELOPMENT     STORAGE      OFFICE AND
                                                 CORPORATIONS   CORPORATIONS     RETAIL         OTHER
                                                 ------------   ------------   ----------     ----------
Real estate, net ...........................     $  708,850     $1,305,997     $  427,283
Cash .......................................         23,141          8,649         57,102
Other assets ...............................        192,648        186,128         43,179
                                                 ----------     ----------     ----------
    Total assets ...........................     $  924,639     $1,500,774     $  527,564
                                                 ==========     ==========     ==========

Notes payable ..............................     $  321,230     $  585,068     $  273,234
Notes payable to the Company ...............        176,645          5,333             --
Other liabilities ..........................        195,574        178,387         20,054
Equity .....................................        231,190        731,986        234,276
                                                 ----------     ----------     ----------
    Total liabilities and equity ...........     $  924,639     $1,500,774     $  527,564
                                                 ==========     ==========     ==========

Company's share of unconsolidated debt .....     $  216,120     $  231,687     $  127,749
                                                 ==========     ==========     ==========
Company's investments in real estate
  mortgages and equity of uncon-
  solidated companies ......................     $  332,757     $  289,463     $  138,473     $  159,628
                                                 ==========     ==========     ==========     ==========


SUMMARY STATEMENTS OF OPERATIONS:

                                                                FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 1999
                                                  ------------------------------------------------------
                                                  RESIDENTIAL   REFRIGERATED
                                                  DEVELOPMENT     STORAGE      OFFICE AND
                                                 CORPORATIONS   CORPORATIONS     RETAIL         OTHER
                                                 ------------   ------------   ----------     ----------
Total revenues .............................     $  334,714     $  213,405      $   59,997
Expenses:
  Operating expense ........................        259,095        108,398          19,051
  Interest expense .........................          2,762         34,166          13,774
  Depreciation and amortization ............          8,406         41,212          13,580
  Taxes ....................................         15,484         (3,488)             --
                                                 ----------     ----------      ----------
Total expenses .............................        285,747        180,288          46,405
                                                 ----------     ----------      ----------

Net income .................................     $   48,967     $   33,117      $   13,592
                                                 ==========     ==========      ==========
Company's equity in net income
  of unconsolidated companies ..............     $   30,988     $   11,476      $    5,734     $    2,277
                                                 ==========     ==========      ==========     ==========

8.  NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:



The following is a summary of the Company's debt financing at September 30, 1999:                     BALANCE AT
                                                                                                     SEPTEMBER 30,
                                                                                                        1999
                                                                                                     -------------
SECURED DEBT

BankBoston, N.A. ("BankBoston") Term Note due October 30, 2001, bears interest at the
Eurodollar rate plus 325 basis points or the Base Rate (as defined in the Term Note
Agreement) plus 100 basis points (at September 30, 1999, the rate was 8.63% based on the
Eurodollar rate) with a three-year interest-only term, secured by Greenway I and IA, Four
Westlake Park, Washington Harbour, Bank One Tower, Frost Bank Plaza, Central Park Plaza, 3333
Lee Parkway, The Addison and Reverchon Plaza Office Properties.....................................   $320,000

AEGON Note due July 1, 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule(1), secured by the Funding III, IV and V
Properties.........................................................................................    279,362

LaSalle Note I bears interest at 7.83% with an initial seven-year interest-only term (through
August 2002), followed by principal amortization based on a 25-year amortization schedule
through maturity in August 2027(2), secured by the Funding I Properties............................    239,000

BankBoston Mezzanine Loan due September 13, 2003, bears interest at the 30-day LIBOR rate plus
325 basis points (at September 30, 1999, the interest rate was 8.69%)(3) with a four-year
interest only term, secured by equity interests in Funding I and II................................    200,000

JP Morgan Mortgage Note due September 15, 2006, bears interest at a fixed rate of 8.31% with a two-year interest-only term(4), secured by the Houston Center mixed-use Office Property
complex............................................................................................    200,000

LaSalle Note II bears interest at 7.79% with an initial seven-year interest-only term
(through March 2003), followed by principal amortization based on a 25-year amortization
schedule through maturity in March 2028(5), secured by the Funding II Properties...................    161,000

SFT Whole Loans, Inc. ("SFT") Note due September 30, 2001, bears interest at 30-day LIBOR plus an average rate of 1.75% (at September 30, 1999, the rate was 7.15%) with an
interest-only term, secured by the Fountain Place Office Property..................................     97,123

CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by
the MCI Tower Office Property and Denver Marriott City Center Hotel Property.......................     63,500

Metropolitan Life Note II due December 2002, bears interest at 6.93% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Energy Centre Office
Property...........................................................................................     43,813

Metropolitan Life Note III due December 1999, bears interest at 7.74% with an interest-only
term, secured by the Datran Center Office Property.................................................     40,000

Northwestern Note due January 2004, bears interest at 7.65% with an interest-only term, secured
by the 301 Congress Avenue Office Property.........................................................     26,000



                                                                                                       BALANCE AT
                                                                                                      SEPTEMBER 30,
                                                                                                          1999
                                                                                                      -------------
Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule, secured by five of The Woodlands
Office Properties...................................................................................      11,543

Nomura Funding VI Note bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in July 2020(6), secured by the
Funding VI Property.................................................................................       8,510

Metropolitan Life Note IV due December 1999, bears interest at 7.11% with monthly principal and interest payments based on a 15-year amortization schedule, secured by the Datran Center Office
Property............................................................................................       6,537

Rigney Note due June 2012, bears interest at 8.50% with quarterly principal and interest
payments based on a 15-year amortization schedule, secured by a parcel of land......................         739

UNSECURED DEBT

Line of Credit with BankBoston ("Credit Facility") (see description of Credit Facility below).......     585,000

2007 Notes bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due
September 2007(7)...................................................................................     250,000

2002 Notes bear interest at a fixed rate of 7.00% with a five-year interest-only term, due
September 2002(7)...................................................................................     150,000
                                                                                                      ----------

     Total Notes Payable............................................................................  $2,682,127
                                                                                                      ==========


---------------

(1) The outstanding principal balance at maturity of this note will be approximately $223,000.

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

(3) The Company entered into the Mezzanine Loan on September 14, 1999. This loan is secured by partnership interests in two pools of underleveraged assets. The proceeds were used to pay-off the $150,000 BankBoston Bridge Loan and pay-down $50,000 of the BankBoston Credit Facility. The Company entered into a four-year $200,000 interest rate swap agreement effective September 1, 1999 with Salomon Brothers Holding Company, Inc. in a separate transaction related to the BankBoston Mezzanine Loan. Pursuant to this agreement, the Company will pay Salomon Brothers Holding Company, Inc. on a quarterly basis a 6.183% fixed interest rate and Salomon Brothers Holding Company, Inc. will pay the Company a floating 90-day LIBOR rate based on the same quarterly reset dates.

(4) On September 15, 1999, the Company refinanced the $184,299 Salomon Brothers Realty Corp. Note with this note. The additional proceeds of $15,701 were used to pay-down the BankBoston Credit Facility. The refinancing did not include the Four Seasons Hotel that had served as partial collateral for the Salomon Brothers Realty Corp. Note.

(5) In March 2006, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,000.

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


                                    SECURED      UNSECURED        TOTAL
                                 ------------   ------------   ------------
            (in thousands)
         1999 ................   $     47,843   $       --     $     47,843

         2000 ................          5,431        585,000        590,431

         2001 ................        444,509           --          444,509

         2002 ................        104,991        150,000        254,991

         2003 ................        314,894           --          314,894

         Thereafter ..........        779,459        250,000      1,029,459
                                 ------------   ------------   ------------
                                 $  1,697,127   $    985,000   $  2,682,127
                                 ============   ============   ============

         The Company has approximately $47,843 of secured debt expiring during the remainder of 1999, consisting primarily of two components. The first component is $40,000 due under the Metropolitan Life Note III which matures in December 1999. The Company anticipates modifying and extending the existing loan at $40,350 for six years at a fixed-rate of 8.49% by December 1, 1999. The second component is $6,537 due under the Metropolitan Life Note IV which matures in December 1999. This amount is expected to be paid-off at maturity with cash from operations.

CREDIT FACILITY

         On June 30, 1998, the Credit Facility was increased to $850,000 (currently limited to $750,000 of borrowing capacity, subject to increase based upon certain events) to enhance the Company's financial flexibility in making new real estate investments. The interest rate on advances under the Credit Facility is the Eurodollar rate plus 137 basis points. As of September 30, 1999, the interest rate was 6.78%. The Credit Facility is unsecured and expires in June 2000. In connection with the refinancing of a BankBoston term note, the Company used $90,000 of the net proceeds of the refinancing to purchase a 12% participation interest from BankBoston in the Credit Facility. As a result, the Company's borrowing capacity under the Credit Facility is currently limited to $660,000. The Credit Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. The Company has entered into an agreement with its lender group to amend the Credit Facility to (i) provide for a reduction in the rent coverage level for CBHS, effective as of June 30, 1999, (ii) reduce the Company's reliance on the CBHS assets as support for the Credit Facility through a combination of the payment of certain amounts outstanding under the Credit Facility and the provision of substitute value to support the Credit Facility, and (iii) provide for a decrease in the size of the Credit Facility. In accordance with this agreement, the Company made payments totaling $75,000 during the third quarter of 1999. The Company expects to make payments totaling approximately $75,000 during the fourth quarter of 1999, expected to be funded with proceeds from asset sales and cash flow provided by operating activities. The Company was in compliance with the financial covenants related to the Credit Facility as amended for the September 30, 1999 reporting period.

9.  SETTLEMENT OF MERGER DISPUTE:

STATION CASINOS, INC. ("STATION")

         As of April 14, 1999, the Company and Station entered into a settlement agreement for the mutual settlement and release of all claims between the Company and Station arising out of the agreement and plan of merger between the Company and Station, which the Company terminated in August 1998. As part of the settlement agreement, the Company paid $15,000 to Station on April 22, 1999.

10. MINORITY INTEREST:

         Minority interest represents (i) the limited partnership interests owned by limited partners in the Operating Partnership ("units"), and (ii) joint venture interests held by third parties. Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent Equities' percentage interest in the Operating Partnership increases. During the nine months ended September 30, 1999, there were 226,914 units exchanged for 453,828 common shares of Crescent Equities.

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

SHARE REPURCHASE

         On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of its outstanding common shares from time to time in the open market or through privately negotiated transactions, in an amount not to exceed $500,000. The proposed repurchases will be subject to prevailing market conditions and other considerations.

         The Company expects the share repurchase program to be funded through a combination of asset sales and financing arrangements, which, in some cases, may be secured by the repurchased shares. The amount of shares that the Company actually will purchase will be determined from time to time, in its reasonable judgement, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of shares actually will be purchased within any particular time period.

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

       On August 17, 1999, the Company paid a cash dividend and unitholder distribution of $72,952, or $.55 per share and equivalent unit, to shareholders and equivalent unitholders of record on July 27, 1999. The dividend represents an annualized dividend of $2.20 per share and equivalent unit.

       On October 8, 1999, the Company declared a cash dividend and unitholder distribution of $72,992, or $.55 per share and equivalent unit, to shareholders and equivalent unitholders of record on October 26, 1999. The dividend represents an annualized dividend of $2.20 per share and equivalent unit and is payable on November 16, 1999.

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

       On August 16, 1999, the Company paid a cash dividend on its Series A Preferred Shares of $3,375, or $.422 per preferred share, to shareholders of record on July 30, 1999. The dividend represents an annualized dividend of $1.69 per preferred share.

       On October 8, 1999, the Company declared a cash dividend on its Series A preferred shares of $3,375, or $.422 per preferred share, to shareholders of record on October 29, 1999. The dividend represents an annualized dividend of $1.69 per preferred share and is payable on November 15, 1999.

12. RELATED PARTY INVESTMENT:

       On June 9, 1999, the Company, upon the approval of the independent members of its Board of Trust Managers, contributed approximately $17,000 of a $25,000 commitment to DBL Holdings, Inc. ("DBL"). Additionally, in the third quarter, the Company funded approximately $4,000 of this commitment. The Operating Partnership has a 95% non-voting interest in DBL. At September 30, 1999, DBL's primary holdings consisted of the limited partner interest in the partnership that has equity and debt interests in the Dallas Mavericks, interests in the new Dallas sports arena development and surrounding mixed-use development projects. See Note 14. Disposition regarding the subsequent sale of the Company's equity and debt interests in the Dallas Mavericks.

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

\
13. CBHS RECAPITALIZATION AND STRATEGY:

BEHAVIORAL HEALTHCARE SEGMENT

        During the three and nine months ended September 30,1999, the Company received cash rental payments of $8,600 and $30,500, respectively, from CBHS. CBHS has been negatively affected by many factors including adverse industry conditions. CBHS is no longer performing in accordance with its operating budget. On September 13, 1999, the Company, COI, Magellan and CBHS completed the first phase of a recapitalization of CBHS, which included the following:

     o The Company agreed to defer the payment of August 1999 rent by CBHS to the last four months of 1999;

     o The Company, Magellan, COI and CBHS entered into certain mutual releases at closing; and

     o Magellan transferred its remaining hospital-based assets (including Charter Advantage, Charter Franchise Services, LLC, the call center assets, the Charter name and related intellectual property and certain other assets) to CBHS, canceled its accrued franchise fees and terminated the franchise agreement.

     Upon the completion of the first phase of the recapitalization of CBHS, the Company began working on the second phase of the recapitalization. This phase included the following:

     o The Company commissioned an independent public accounting firm of national recognition to assist in evaluating the alternatives related to CBHS, which included an appraisal of the underlying behavioral healthcare real estate assets;

     o The Company agreed to defer cash rent payments by CBHS for November and December 1999; and

     o The Company amended its master lease agreement with CBHS and agreed that, upon the sale of any of up to 53 of the Behavioral Healthcare Properties, the monthly minimum rent due under the master lease would be reduced by a specified percentage of the net proceeds of such sale.

     The Company and CBHS agreed that the master lease would terminate with respect to 53 of the Behavioral Healthcare Properties on January 31, 2000, unless the Company elects to extend the master lease on a month-to-month basis as to any one or more of these Properties.

     The following financial statement charges were made in the third quarter of 1999:

     o CBHS rent is reflected on a cash basis for the third quarter of 1999 at $8,600 and CBHS rent will continue to be reflected on a cash basis going forward;

     o Cash revenue received was impacted by the deferral of the August, 1999 rent. The amount deferred was $3,800, of which $950 was received through September 1999;

     o The Company wrote-off the rent that was deferred according to the CBHS lease agreement from the commencement of the lease in June of 1997 through June 30, 1999. The balance written-off totaled $25,600; and

     o The Company wrote-down its behavioral healthcare real estate assets to an estimated fair value of $245,000 at September 30, 1999.

     At September 30, 1999, the Company's investment in the Behavioral Healthcare Properties represented approximately 5% of its total assets (after the impairment and other charges related to the behavioral healthcare assets) and approximately 5% of consolidated rental revenues for the nine months ended September 30, 1999 (after the write-off of the rent that was deferred for 1999).

     The Company's decision regarding CBHS is dependent upon whether a viable capital structure exists for CBHS that will provide acceptable coverage for rental payments to the Company. Management believes that the underlying real estate has substantial value and alternative uses and that a core group of 34 properties and nine CBHS joint venture properties would provide acceptable rent coverage on a stabilized basis, assuming cash rent is reduced to $25,000, all rent is deferred from November 1999 through December 2000, additional equity and debt financing in excess of $50,000 is made available to CBHS and CBHS management is able to modify the business to provide out-patient care as well as in-patient care. Although the Company intends to provide CBHS with approximately $15,000 to be used by CBHS as working capital in November and December 1999, the Company does not intend to provide the additional approximately $50,000 of financing. CBHS, however, is exploring financing alternatives with various parties who have expressed interest in participating in CBHS's business. In addition, the Company anticipates that it may sell up to 53 of the Behavioral Healthcare Properties. If the current plan for the recapitalization and restructuring of CBHS is completed, management believes that the Company would benefit from the new capital structure, by reducing its exposure to the Behavioral Healthcare segment in the future, significantly improving its rent coverage and monetizing a portion of is initial investment.

14. DISPOSITION:

         On October 27, 1999, the Company completed the sale of its non-core equity and debt interests in the Dallas Mavericks, interest in the new Dallas sports arena development and surrounding mixed-use development projects and certain promissory notes related to the Dallas Mavericks for approximately $89,000 in cash. The sale had no material impact on the Company's financial position or results of operations for the three or nine months ended September 30, 1999 or 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in Item 1. Financial Statements of this document and the more detailed information contained in the Company's Form 10-K for the year ended December 31, 1998. In management's opinion, all adjustments (consisting of normal and recurring adjustments and the impairment and other charges associated with the Behavioral Healthcare segment see the "Behavioral Healthcare Segment" below for a description of these charges) considered necessary for a fair presentation of the unaudited interim financial statements are included. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in the notes to the financial statements in Item 1. Financial Statements.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by terms such as "believe", "expect" and "may".

         Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those given in the forward-looking statements.

         The following factors might cause such a difference:

               o The failure of CBHS to locate an investment partner and to procure sufficient debt and equity capital to complete a restructuring and pay deferred rent payments on that date;

               o The failure of CBHS, following any restructuring, to fulfill all of its lease obligations over the long term;

               o The Company's ability to generate revenues sufficient to meet debt service payments, satisfy existing financial covenants and other operating expenses;

               o The Company's ability to close anticipated sales of assets, including sales of non-core behavioral healthcare facilities;

               o Financing risks, such as the availability of funds sufficient to service existing debt, increases in debt service associated with variable-rate debt and the Company's ability to consummate planned financings and refinancings on the terms and within the time frames anticipated;

               o The Company's ability to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration;

               o Changes in real estate conditions (including rental rates and competition from other properties);

               o The concentration of a significant percentage of the Company's assets in Texas;

               o The existence of complex regulations relating to the Company's status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT;

               o Adverse changes in the financial condition of existing tenants; and

               o Other risks detailed from time to time in the Company's filings with the SEC.

         Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company is not obligated to update these forward-looking statements to reflect any future events or circumstances.

STRATEGY UPDATE

         John C. Goff, Vice-Chairman of the Board of Trust Managers of the Company, was appointed to the positions of President and Chief Executive Officer of the Company on June 11, 1999. The immediate objectives of Mr. Goff and the management team were to:

          o    Resolve the issues surrounding the Company's investment in CBHS;

          o    Reduce the Company's exposure on variable-rate debt; and

          o Dispose of non-strategic or non-core assets within the Company's business segments.

CBHS

         On September 13, 1999, the first phase of the recapitalization of CBHS was completed. This phase eliminated CBHS's franchise fee and simplified the capital structure, which was designed to permit CBHS to strengthen its business to provide the Company with greater security regarding the collectibility of its lease payments from CBHS. Upon completion of the phase one transactions, the Company began phase two of the recapitalization of CBHS and commissioned an independent public accounting firm of national recognition to assist in the evaluation of alternatives related to CBHS, which included an appraisal of the underlying behavioral healthcare real estate assets. The Company's decision regarding CBHS is dependent upon whether a viable capital structure exists for CBHS that will provide acceptable coverage for rental payments to the Company. Management believes that the underlying real estate has substantial value and alternative uses and that a core group of 34 of the Behavioral Healthcare Properties and nine CBHS joint venture properties would provide acceptable rent coverage on a stabilized basis, assuming cash rent is reduced to $25 million, all rent is deferred from November 1999 through December 2000, additional equity and debt financing in excess of $50 million is made available to CBHS and CBHS management is able to modify the business to provide out-patient care as well as in-patient care. Although the Company intends to provide CBHS with approximately $15 million to be used by CBHS as working capital in November and December 1999, the Company does not intend to provide the additional approximately $50 million of financing. CBHS, however, is exploring financing alternatives with various parties who have expressed interest in participating in CBHS's business. In addition, the Company anticipates that it may sell up to 53 of the Behavioral Healthcare Properties. If the current plan for the recapitalization and restructuring of CBHS is completed, management believes that the Company would benefit from the new capital structure by reducing its exposure to the Behavioral Healthcare segment in the future, significantly improving its rent coverage and monetizing a portion of its initial investment.

Exposure to variable-rate debt

         During the three months ended September 30, 1999, the Company fixed or hedged approximately $400 million of its variable-rate debt. Management intends to further reduce the Company's variable-rate debt by an additional $300 to $400 million by the end of the first quarter of 2000. This further reduction is expected to be funded with proceeds from asset dispositions and/or refinancings of variable-rate debt with fixed-rate debt.

Asset Dispositions

         The Company has identified the following assets for disposition which are either non-strategic or non-core assets within the Company's business segments. The proceeds generated from these asset sales are expected to be used to reduce the Company's variable-rate debt, make investments, fund a share repurchase program, or any combination of these options.

         On October 27, 1999, the Company completed the sale of its non-core equity and debt interests in the Dallas Mavericks, interest in the new Dallas sports arena development and surrounding mixed-use development projects and certain promissory notes related to the Dallas Mavericks for approximately $89 million in cash.

         The Woodlands Commercial Properties Company, L.P., owned by the Company and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain commercial property assets (multi-family, retail and office/venture tech) in The Woodlands. As of September 30, 1999, the multi-family portfolio had been sold. The sale of the retail portfolio, including the Company's four Retail Properties located in the Woodlands, is expected to close during the fourth quarter of 1999. The sale of the office/venture tech portfolio, including the Company's 12 Office Properties located in The Woodlands, is expected to close during the first quarter of 2000.

 The Company is actively marketing for sale its wholly-owned interests in 12 Office Properties. During the third quarter of 1999 bids were received on these properties either individually or in various combinations. Management is currently in the process of evaluating the bids to determine their economic viability as well as the credit-worthiness of the potential purchasers and their ability to close the transactions. The disposition of these properties remains subject to the negotiation of acceptable terms and other customary conditions once one or more purchasers have been selected. The Company anticipates completing any economically justified sales of these Office Properties to one or more buyers in the fourth quarter of 1999 or the first quarter of 2000.

         If all of the pending asset sales discussed above are made at the current offering prices, the Company will realize net sales proceeds, including net sales proceeds from the completed sale of the Company's interest in the Dallas Mavericks, in excess of $380 million after paying off secured debt of $75 million encumbering certain of the properties.

OFFICE AND RETAIL SEGMENT

         The following tables show the same-store net operating income growth for the 27.1 million square feet of office property space owned as of January 1, 1998.


                                        THREE MONTHS ENDED    THREE MONTHS ENDED      PERCENTAGE/POINT
                                        SEPTEMBER 30, 1999    SEPTEMBER 30, 1998          INCREASE
                                        ------------------    ------------------      ----------------
Same-store Revenues                        $        129.1       $        123.1                  4.9%
Same-store Expenses                                 (54.9)               (52.9)                 3.6%
                                           --------------       --------------
Net Operating Income                       $         74.2       $         70.2                  5.7%
                                           ==============       ==============

Weighted Average Occupancy                           90.4%                90.3%              0.1 pt


                                        NINE MONTHS ENDED     NINE MONTHS ENDED      PERCENTAGE/POINT
                                        SEPTEMBER 30, 1999    SEPTEMBER 30, 1998          INCREASE
                                        ------------------    ------------------      ----------------
Same-store Revenues                        $        385.1       $        359.2                  7.2%
Same-store Expenses                                (166.6)              (153.8)                 8.3%
                                           --------------       --------------
Net Operating Income                       $        218.5       $        205.4                  6.4%
                                           ==============       ==============

Weighted Average Occupancy                           91.1%                89.6%              1.5 pt


         The following tables show the leasing and rental rates for the 31.8 million square feet of office property owned as of September 30, 1999.

                                             THREE MONTHS ENDED SEPTEMBER 30, 1999
                               ---------------------------------------------------------------------
                                  SIGNED LEASES            EXPIRING LEASES       PERCENTAGE INCREASE
                               --------------------       ------------------     -------------------
Renewed or re-leased (1)        528,000 sq. ft.                  N/A                     N/A
Weighted average full-
     service rental rate (2)     $22.08 per sq. ft.       $19.01 per sq. ft.             16%
FFO annual net effective
     rental rate (3)             $14.10 per sq. ft.       $11.21 per sq. ft.             26%

                                             NINE MONTHS ENDED SEPTEMBER 30, 1999
                               ---------------------------------------------------------------------
                                  SIGNED LEASES            EXPIRING LEASES       PERCENTAGE INCREASE
                               ---------------------       ------------------    -------------------
Renewed or re-leased (1)         2,094,000 sq. ft.              N/A                     N/A
Weighted average full-
     service rental rate (2)        $21.66 per sq. ft.     $18.36 per sq. ft.           18%
FFO annual net effective
     rental rate (3)                $13.70 per sq. ft.     $10.46 per sq. ft.           31%

(1)  All of which have commenced or will commence during the next twelve months.

(2) Including free rent, scheduled rent increases taken into account under generally accepted accounting principles, and expense recoveries.

(3) Calculated as weighted average full-service rental rate minus operating expenses.

o For the nine months ended September 30, 1999 executed, renewals of existing leases and leases of space re-leased within six months of expiring leases required tenant improvements of $1.36 per square foot per year and leasing costs of $0.70 per square foot per year.

o Based on executed leases, the overall office portfolio was approximately 92.4% leased, or approximately 90.4% leased based on commenced leases, at September 30, 1999.

INVESTMENT IN BROADBAND OFFICE, INC.:

     The Company, along with seven other real estate companies, joined with venture capitalist Kleiner Perkins Caufield and Buyers as a founding shareholder in Broadband Office, Inc. ("Broadband"), a national telecommunications company. Broadband is dedicated to providing state of the art broadband telecommunications services to commercial office properties across the country. In addition to significantly improving the Company's office tenant amenity package to take advantage of evolving technologies, the Company also received an equity interest and representation on the board of directors of Broadband in exchange for granting Broadband marketing access to the tenants within the Company's Office Property portfolio.

HOSPITALITY SEGMENT

         The following table shows the percentage increases in occupancy, average daily rate and revenue per available room for the Hotel Properties for the three and nine months ended September 30, 1999, as compared with the same periods of 1998.


                                       THREE MONTHS ENDED        THREE MONTHS ENDED       PERCENTAGE/POINT
                                       SEPTEMBER 30, 1999        SEPTEMBER 30, 1998            CHANGE
                                       ------------------        ------------------       ----------------
Weighted average occupancy                      76%                       76%                    0 pt
Average daily rate                            $247                      $233                     6%
Revenue per available room                    $186                      $176                     6%



                                        NINE MONTHS ENDED        NINE MONTHS ENDED       PERCENTAGE/POINT
                                       SEPTEMBER 30, 1999        SEPTEMBER 30, 1998           CHANGE
                                       ------------------        ------------------     -----------------
Weighted average occupancy                      75%                       76%                  -1 pt
Average daily rate                            $220                      $208                    6%
Revenue per available room                    $165                      $157                    5%

o For the nine months ended September 30, 1999, hotel property rental income growth, including weighted average base rent(1) and percentage rent, was approximately 16%(2) compared with the same period of 1998, for the eight hotel and resort properties owned as of January 1, 1998.

--------------

(1) Including scheduled rent increases that would be taken into account under generally accepted accounting principles.

(2) This growth primarily represents the return on approximately $22 million of capital invested during 1998 and 1999 in connection with the construction of The Allegra Spa at the Hyatt Beaver Creek hotel, the construction of the spa facility at Ventana Country Inn and the renovation of the Four Seasons - Houston hotel.

RESIDENTIAL DEVELOPMENT SEGMENT

         The Company owns economic interests in five Residential Development Corporations through the residential development property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, own interests in 15 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties. Management plans to maintain the Residential Development segment at its current investment level and reinvest returned capital into residential development projects that it expects to achieve comparable rates of return.

THE WOODLANDS LAND DEVELOPMENT, L.P. AND THE WOODLANDS COMMERCIAL PROPERTIES COMPANY, L.P. (COLLECTIVELY "THE WOODLANDS"), WOODLANDS, TEXAS:

                                    THREE MONTHS ENDED         THREE MONTHS ENDED
                                    SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                    ------------------         ------------------
Residential lot sales                         534                       415
Average sales price per lot               $44,000                   $53,000
Commercial land sales                          --                  19 acres
Average sales price per acre                   --                  $346,000


                                     NINE MONTHS ENDED         NINE MONTHS ENDED
                                    SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                    ------------------         ------------------
Residential lot sales                       1,452                     1,234
Average sales price per lot               $47,000                   $53,000
Commercial land sales                    27 acres                 124 acres
Average sales price per acre             $316,000                  $205,000

o Future buildout of The Woodlands is estimated at approximately 16,700 residential lots and approximately 2,021 acres of commercial land, of which 1,174 residential lots and 1,040 acres are currently in inventory.

o The Woodlands estimates that sales of 588 residential lots and 58 acres of commercial land will close during the fourth quarter of 1999, which would result in 1999 sales in excess of initial sales estimates of 2,000 residential lots and in line with initial sales estimates of 85 commercial acres.

DESERT MOUNTAIN PROPERTIES LIMITED PARTNERSHIP ("DESERT MOUNTAIN"), SCOTTSDALE,
ARIZONA:


                                    THREE MONTHS ENDED        THREE MONTHS ENDED
                                    SEPTEMBER 30, 1999        SEPTEMBER 30, 1998
                                    ------------------        ------------------
Residential lot sales                          37                        25
Average sales price per lot(1)           $488,000                  $374,000


                                     NINE MONTHS ENDED         NINE MONTHS ENDED
                                    SEPTEMBER 30, 1999        SEPTEMBER 30, 1998
                                    ------------------        ------------------
Residential lot sales                         161                       148
Average sales price per lot(1)           $534,000                  $381,000

(1)  Including equity golf membership.

o Since the March 1999 opening of the initial Saguaro Forest villages, Desert Mountain has sold 49 lots with an average sales price of $643,000 per lot. Continued marketing efforts relating to the remaining lots, which range in price from $500,000 to $2.5 million, are anticipated to result in 15 to 25 additional closings during the fourth quarter of 1999.

o In October 1999, Desert Mountain opened two new villages in Saguaro Forest consisting of 55 additional lots. Approximately 50% of the lots are anticipated to close during the fourth quarter of 1999 with an estimated average closing price of approximately $650,000 per lot.

o In addition to the Saguaro Forest lot inventory, Desert Mountain is marketing approximately 200 lots in other villages of Desert Mountain, with prices ranging from $400,000 to $2.6 million, and estimates approximately 20% of these 200 lots will close during the fourth quarter of 1999.

CRESCENT DEVELOPMENT MANAGEMENT CORPORATION ("CDMC"), BEAVER CREEK, COLORADO:


                                        THREE MONTHS ENDED         THREE MONTHS ENDED
                                        SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                        ------------------         ------------------
Active projects                                   5                         2
Residential lot sales                            36                        17
Townhome sales                                    6                         7
Single-family home sales                          4                        --
Condominium sales                                 7                        --
Total CMDC Revenues (in thousands)          $41,911                    $6,591




                                         NINE MONTHS ENDED         NINE MONTHS ENDED
                                        SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                        ------------------         ------------------
Active projects                                   8                         2
Residential lot sales                            42                        29
Townhome sales                                   27                         7
Single-family home sales                          8                        --
Equivalent timeshare unit sales                   5                        --
Condominium sales                                 7                        --
Total CDMC Revenues (in thousands)          $89,131                   $19,513


o For the fourth quarter of 1999, CDMC estimates the following sales from eight active projects and three projects expected to be introduced during the fourth quarter of 1999: 370 residential lots, four townhomes, one single-family home, one equivalent timeshare unit and 18 condominiums.

o 99% of the sales anticipated during the fourth quarter of 1999 were under contract as of September 30, 1999.

o On April 29, 1999, a partnership in which CDMC has a 64% economic interest finalized the purchase of Riverfront Plaza (previously known as "The Commons"), a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado for approximately $25 million. Currently, it is contemplated that the project will include both sale and rental units at multiple price points. An adjacent 28 acres is expected to be commercially developed by another firm, thus providing a major mixed-use community adjacent to the lower downtown area of Denver. The acreage is in close proximity to several major entertainment and recreational facilities including Coors Field (home to the Major League's Colorado Rockies), Elitch Gardens (an amusement park) and the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets).

MIRA VISTA DEVELOPMENT CORP. ("MIRA VISTA"), FORT WORTH, TEXAS:

                                    THREE MONTHS ENDED         THREE MONTHS ENDED
                                    SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                    ------------------         ------------------
Residential lot sales                           8                         28
Average sales price per lot              $125,000                   $106,000


                                     NINE MONTHS ENDED         NINE MONTHS ENDED
                                    SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                    ------------------         ------------------
Residential lot sales                          27                         44
Average sales price per lot              $124,000                   $106,000


HOUSTON AREA DEVELOPMENT CORP. ("HOUSTON AREA DEVELOPMENT"), HOUSTON, TEXAS:


                                    THREE MONTHS ENDED         THREE MONTHS ENDED
                                    SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                    ------------------         ------------------
Residential lot sales                          87                        69
Average sales price per lot               $30,000                   $23,000



                                     NINE MONTHS ENDED         NINE MONTHS ENDED
                                    SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                    ------------------         ------------------
Residential lot sales                         200                       134
Average sales price per lot               $29,000                   $26,000
Commercial land sales                    16 acres                        --

REFRIGERATED STORAGE SEGMENT

         As of September 30, 1999, the Refrigerated Storage Partnerships and the Refrigerated Storage Corporations directly or indirectly owned real estate assets associated with the Refrigerated Storage Properties. The business operations associated with the Refrigerated Storage Properties are owned by the recently formed Refrigerated Storage Operating Partnership, in which the Company has no interest. The Company holds an indirect 39.6% interest in the Refrigerated Storage Partnerships, which are entitled to receive lease payments (base rent and percentage rent) from the Refrigerated Storage Operating Partnership.

         Management believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is a useful financial performance measure for assessing the relative stability of the financial condition of the Refrigerated Storage Operating Partnership, which is the sole lessee of the Refrigerated Storage Properties.

This table shows (i) the Refrigerated Storage Operating Partnership's pro forma EBITDA for the nine months ended September 30, 1999 and the year ended December 31,1998, assuming that the acquisitions by one of the Refrigerated Storage Partnerships of 14 Refrigerated Storage Properties had occurred on January 1, 1998, and (ii) the pro forma lease payments for the nine months ended September 30, 1999 and the year ended December 31, 1998, assuming the restructuring of the Refrigerated Storage Corporations' investment in the Refrigerated Storage Properties had occurred on January 1, 1998.

                                                   PRO FORMA
       PRO FORMA              PRO FORMA          LEASE PAYMENT
   EBITDA(1) FOR THE        EBITDA FOR THE     FOR THE NINE MONTHS        PRO FORMA LEASE
   NINE MONTHS ENDED          YEAR ENDED       ENDED SEPTEMBER 30,      PAYMENT FOR THE YEAR
   SEPTEMBER 30, 1999     DECEMBER 31, 1998           1999             ENDED DECEMBER 31, 1998
   ------------------     -----------------  -----------------------   -----------------------
                 (IN MILLIONS)                                (IN MILLIONS)
       $114.4                  $145.7               $113.7                      $143.0

-------------
(1) EBITDA does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.

BEHAVIORAL HEALTHCARE SEGMENT

        During the three and nine months ended September 30,1999, the Company received cash rental payments of $8.6 million and $30.5 million, respectively, from CBHS. CBHS has been negatively affected by many factors, including adverse industry conditions. CBHS is no longer performing in accordance with its operating budget. On September 13, 1999, the Company, COI, Magellan and CBHS completed the first phase of a recapitalization of CBHS, which included the following:

        o The Company agreed to defer the payment of August 1999 rent by CBHS to the last four months of 1999;

        o The Company, Magellan, COI and CBHS entered into certain mutual releases at closing; and

        o Magellan transferred its remaining hospital-based assets (including Charter Advantage, Charter Franchise Services, LLC, the call center assets, the Charter name and related intellectual property and certain other assets) to CBHS, canceled its accrued franchise fees and terminated the franchise agreement.

     Upon the completion of the first phase of the recapitalization of CBHS, the Company began working on the second phase of the recapitalization. This phase included the following:

        o The Company commissioned an independent public accounting firm of national recognition to assist in the evaluation of alternatives related to CBHS, which included an appraisal of the behavioral healthcare real estate assets;

        o The Company agreed to defer cash rent payments by CBHS for November and December 1999; and

         o The Company amended its master lease agreement with CBHS and agreed that, upon the sale of any of up to 53 of the Behavioral Healthcare Properties, the monthly minimum rent due under the master lease would be reduced by a specified percentage of the net proceeds of such sale.

         The Company and CBHS agreed that the master lease would terminate with respect to 53 of the Behavioral Healthcare Properties on January 31, 2000, unless the Company elects to extend the master lease on a month-to-month basis as to any one or more of these properties.

The following financial statement charges were made in the third quarter of 1999:

         o CBHS rent is reflected on a cash basis for the third quarter of 1999 at $8.6 million and CBHS rent will continue to be reflected on a cash basis going forward;

         o Cash revenue received was impacted by the deferral of the August, 1999 rent. The amount deferred was $3.8 million, of which $1.0 million was received through September 1999;

         o The Company wrote-off the rent that was deferred according to the CBHS lease agreement from the commencement of the lease in June of 1997 through June 30, 1999. The balance written-off totals $25.6 million; and

         o The Company wrote-down its behavioral healthcare real estate assets to an estimated fair value of $245.0 million at September 30, 1999.

         At September 30, 1999, the Company's investment in the Behavioral Healthcare Properties represented approximately 5% of its total assets (after the impairment and other charges related to the behavioral healthcare assets) and approximately 5% of consolidated rental revenues for the nine months ended September 30, 1999 (after the write-off of the rent that was deferred for 1999).

         The Company's decision regarding CBHS is dependent upon whether a viable capital structure exists for CBHS that will provide acceptable coverage for rental payments to the Company. Management believes that the underlying real estate has substantial value and alternative uses and that a core group of 34 properties and nine CBHS joint venture properties would provide acceptable rent coverage on a stabilized basis, assuming cash rent is reduced to $25 million, all rent is deferred from November 1999 through December 2000, additional equity and debt financing in excess of $50 million is made available to CBHS and CBHS management is able to modify the business to provide out-patient care as well as in-patient care. Although the Company intends to provide CBHS with approximately $15 million to be used by CBHS as working capital in November and December 1999, the Company does not intend to provide the additional approximately $50 million of financing. CBHS, however, is exploring financing alternatives with various parties who have expressed interest in participating in CBHS's business. In addition, the Company anticipates that it may sell up to 53 of the Behavioral Healthcare Properties. If the current plan for the recapitalization and restructuring of CBHS is completed, management believes that the Company would benefit from the new capital structure by reducing its exposure to the Behavioral Healthcare segment in the future, significantly improving its rent coverage and monetizing a portion of its initial investment.

RESULTS OF OPERATIONS

     The following table shows the Company's financial data as a percentage of total revenues for the three and nine months ended September 30, 1999 and 1998 and the variance in dollars between the three and nine months ended September 30, 1999 and the same periods in 1998. (See Note 6. Segment Reporting included in Item 1. Financial Statements for financial information about industry segments)

                                                   ----------------------------------------------
                                                                 FINANCIAL DATA AS A
                                                             PERCENTAGE OF TOTAL REVENUES


                                                   FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                   ---------------------     --------------------
                                                     1999         1998         1999         1998
REVENUES
   Office and retail properties                       82.5%        81.3%        81.4%        80.4%
   Hotel properties                                    9.2          7.1          8.6          7.5
   Behavioral healthcare properties                    4.6          7.7          6.4          8.1
   Interest and other income                           3.7          3.9          3.6          4.0
                                                   -------      -------      -------      -------
        TOTAL REVENUES                               100.0        100.0        100.0        100.0
                                                   -------      -------      -------      -------

EXPENSES
     Operating expenses                               34.5         34.6         34.4         33.9
     Corporate general and administrative              2.2          2.4          2.1          2.2
     Interest expense                                 27.5         21.1         24.6         21.6
     Amortization of deferred financing costs          1.1          1.1          1.4          0.8
     Depreciation and amortization                    16.3         16.6         17.2         16.6
     Settlement of merger dispute                     --           --            2.7         --
    Write-off of costs associated with
      unsuccessful acquisitions                       --           10.2         --            3.6
     Impairment and other charges related to
         the behavioral healthcare assets             87.3         --           28.7         --
                                                   -------      -------      -------      -------
       TOTAL EXPENSES                                168.9         86.0        111.1         78.7
                                                   -------      -------      -------      -------
Operating Income (Loss)                              (68.9)        14.0        (11.1)        21.3

OTHER INCOME
    Equity in net income of unconsolidated
    Companies:
       Office and retail properties                    2.0         (0.2)         1.0          0.1
       Refrigerated storage corporations               0.9          0.3          2.0         (0.2)
       Residential development corporations            4.3          4.6          5.5          4.1
       Other                                           0.8          0.4          0.4          0.2
                                                   -------      -------      -------      -------
        TOTAL OTHER INCOME                             8.0          5.1          8.9          4.2
                                                   -------      -------      -------      -------

INCOME (LOSS) BEFORE MINORITY INTERESTS              (60.9)        19.1         (2.2)        25.5
     Minority interests                                5.9         (1.8)         0.2         (2.5)
                                                   -------      -------      -------      -------

NET INCOME (LOSS)                                    (55.0)        17.3         (2.0)        23.0

PREFERRED SHARE DIVIDENDS                             (1.8)        (1.9)        (1.8)        (1.6)

FORWARD SHARE PURCHASE
   AGREEMENT RETURN                                   --           --           (0.8)        --
                                                   -------      -------      -------      -------

NET INCOME (LOSS) AVAILABLE TO COMMON
   SHAREHOLDERS                                      (56.8)%       15.4%        (4.6)%       21.4%
                                                   =======      =======      =======      =======

                                                   ------------------------------------------

                                                    TOTAL VARIANCE IN      TOTAL VARIANCE IN
                                                   DOLLARS BETWEEN THE    DOLLARS BETWEEN THE
                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                   SEPTEMBER 30, 1999        SEPTEMBER 30,
                                                         AND 1998           1999 AND 1998
                                                   ------------------     ------------------
                                                          (DOLLARS IN MILLIONS)
REVENUES
   Office and retail properties                       $    7.0                  $   48.8
   Hotel properties                                        4.2                      10.1
   Behavioral healthcare properties                       (5.2)                     (5.2)
   Interest and other income                              (0.3)                     --
                                                      --------                  --------
        TOTAL REVENUES                                     5.7                      53.7
                                                      --------                  --------

EXPENSES
     Operating expenses                                    1.8                      21.0
     Corporate general and administrative                 (0.2)                      1.0
     Interest expense                                     13.2                      28.4
     Amortization of deferred financing costs              0.1                       3.6
     Depreciation and amortization                         0.5                      12.4
     Settlement of merger dispute                         --                        15.0
    Write-off of costs associated with
      unsuccessful acquisitions                          (18.4)                    (18.4)
     Impairment and other charges related to
         the behavioral healthcare assets                162.0                     162.0
                                                      --------                  --------
       TOTAL EXPENSES                                    159.0                     225.0
                                                      --------                  --------
Operating Income (Loss)                                 (153.3)                   (171.3)

OTHER INCOME
    Equity in net income of unconsolidated
    Companies:
       Office and retail properties                        4.1                       5.2
       Refrigerated storage corporations                   1.2                      12.5
       Residential development corporations               (0.4)                     10.1
       Other                                               0.6                       1.5
                                                      --------                  --------
        TOTAL OTHER INCOME                                 5.5                      29.3
                                                      --------                  --------

INCOME (LOSS) BEFORE MINORITY INTERESTS                 (147.8)                   (142.0)
     Minority interests                                   14.2                      14.0
                                                      --------                  --------

NET INCOME (LOSS)                                       (133.6)                   (128.0)

PREFERRED SHARE DIVIDENDS                                 --                        (1.8)

FORWARD SHARE PURCHASE
   AGREEMENT RETURN                                       --                        (4.3)
                                                      --------                  --------

NET INCOME (LOSS) AVAILABLE TO COMMON
   SHAREHOLDERS                                       $ (133.6)                 $ (134.1)
                                                      ========                  ========


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

         Total revenues increased $5.7 million, or 3.2%, to $185.5 million for the three months ended September 30, 1999, as compared to $179.8 million for the three months ended September 30, 1998.

         The increase in Office and Retail Property revenues of $7.0 million, or 4.8%, compared to the three months ended September 30, 1998, is primarily attributable to rental rate increases and lease termination fees of $1.6 million at the Office and Retail Properties.

         The increase in Hotel Property revenues of $4.2 million, or 32.8%, compared to the three months ended September 30, 1998, is attributable to:

         o the acquisition of one golf course affiliated with one of the Hotel Properties subsequent to September 30, 1998, resulting in $0.6 million of incremental revenues,

         o the reclassification of one Hotel Property subsequent to July 1, 1998, resulting in $1.3 million of incremental revenues; and

         o increased revenues of $2.3 million from the nine Hotel Properties acquired prior to July 1, 1998, primarily as a result of an increase in base rents of $2.2 million because of lease amendments entered into in connection with contributions made by the Company for capital improvements at some of the Hotel Properties, and an increase in percentage rent of $0.7 million.

         The decrease in Behavioral Healthcare Property revenue of $5.2 million, or 37.7%, is attributable to the reflection of rent from CBHS on a cash basis in the third quarter of 1999.

EXPENSES

         Total expenses increased $159.0 million, or 102.8%, to $313.7 million for the three months ended September 30, 1999, as compared to $154.7 million for the three months ended September 30, 1998.

         The increase in rental property operating expenses of $1.8 million, or 2.9%, compared to the three months ended September 30, 1998, is attributable to an increase in real estate taxes on the 89 Office and Retail Properties.

         The increase in interest expense of $13.2 million, or 34.8%, compared to the three months ended September 30, 1998, is primarily attributable to:

              o     $2.6 million of interest payable under the Salomon Brothers
                    Note issued in conjunction with the termination of the equity swap agreement with Merrill Lynch International on September 30, 1998;

              o $6.9 million of incremental interest payable due to draws under the Credit Facility and term loans with BankBoston (average balance outstanding on the Credit Facility and under the term loans for the three months ended September 30, 1999 and 1998 was $1,128.7 million and $728.5 million, respectively). All of these financing arrangements were used to fund investments and obligations associated with investments and to provide working capital;

              o $3.0 million of incremental interest payable due to the refinancing of the Greenway Plaza Office Property complex in June, 1999; and

         An additional increase in expenses of $143.6 million is attributable to:

              o an increase of $162.0 million due to the impairment and other charges related to the behavioral healthcare assets; and

              o a decrease of $18.4 million due to a non-recurring write-off in 1998 of costs associated with unsuccessful acquisitions.

EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES

         Equity in net income of unconsolidated companies increased $5.5 million, or 59.1%, to $14.8 million for the three months ended September 30, 1999, as compared to $9.3 million for the three months ended September 30, 1998.

         The increase is primarily attributable to:

               o an increase in equity in net income of the unconsolidated office and retail properties of $4.1 million, or 1366.7%, compared to the three months ended September 30, 1998, primarily attributable to increased revenues at The Woodlands Commercial Properties Company, L.P. due to the sale of the multi-family portfolio in the third quarter of 1999; and

               o an increase in equity in net income of the Refrigerated Storage Corporations of $1.2 million, or 240.0%, compared to the three months ended September 30, 1998, primarily as a result of the Refrigerated Storage Corporations applying customary purchase price adjustments to basis, resulting in a reduction of depreciation recorded in the third quarter of 1999. (As of March 12, 1999, the Refrigerated Storage Corporations no longer owned the operations associated with the Refrigerated Storage Properties but collect a lease payment from the Refrigerated Storage Operating Partnership).

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

         Total revenues increased $53.7 million, or 10.5%, to $563.7 million for the nine months ended September 30, 1999, as compared to $510.0 million for the nine months ended September 30, 1998.

         The increase in Office and Retail Property revenues of $48.8 million, or 11.9%, compared to the nine months ended September 30, 1998, is attributable to:

               o the acquisition of nine Office Properties during the first nine months of 1998, which contributed revenues during the full nine months of 1999, as compared to only a portion of the period of 1998, resulting in $16.7 million in incremental revenues;

               o increased revenues of $25.8 million from the 80 Office and Retail Properties acquired prior to January 1, 1998, primarily as a result of rental rate and occupancy increases at these Properties; and

               o increased revenues of $6.3 million as a result of the receipt of lease termination fees in the second and third quarters of 1999.

         The increase in Hotel Property revenues of $10.1 million, or 26.3%, compared to the nine months ended September 30, 1998, is attributable to:

               o the acquisition of one golf course affiliated with one of the Hotel Properties subsequent to September 30, 1998, resulting in $1.6 million of incremental revenues;

               o the reclassification of one Hotel Property subsequent to July 1, 1998, resulting in $1.5 million of incremental revenues;

               o increased revenues of $1.0 million from the re-leasing of the Omni Austin Hotel to an unrelated third party as of January 1, 1999; and

               o increased revenues of $6.0 million from the eight Hotel Properties acquired prior to January 1, 1998, as a result of an increase in base rents of $4.1 million because of lease amendments entered into in connection with contributions made by the Company for capital improvements at some of the Hotel Properties, and an increase in percentage rent of $1.9 million.

         The decrease in Behavioral Healthcare Property revenue of $5.2 million, or 12.5%, is attributable to the reflection of rent from CBHS on a cash basis in the third quarter of 1999.

EXPENSES

         Total expenses increased $225.0 million, or 56.0%, to $626.5 million for the nine months ended September 30, 1999, as compared to $401.5 million for the nine months ended September 30, 1998.

         The increase in rental property operating expenses of $21.0 million, or 12.1%, compared to the nine months ended September 30, 1998, is primarily attributable to:

               o the acquisition of nine Office Properties during the first nine months of 1998, which incurred expenses during the full nine-month period of 1999, as compared to only a portion of the period of 1998, resulting in $7.2 million of incremental expenses; and

               o increased expenses of $13.6 million from the 80 Office and Retail Properties acquired prior to January 1, 1998, primarily as a result of an increase in real estate taxes of $10.1 million and occupancy increases at these Office Properties.

         The increase in depreciation and amortization expense of $12.4 million, or 14.7%, compared to the nine months ended September 30, 1998, is primarily attributable to the acquisition during 1998 of nine Office Properties.

         The increase in interest expense of $28.4 million, or 25.8%, compared to the nine months ended September 30, 1998, is primarily attributable to:

               o $1.1 million of incremental interest payable under the Metropolitan Life Notes III and IV, which were assumed in connection with the acquisition of the Datran Center Office Property in May 1998;

               o    $9.2 million of interest payable under the Salomon Brothers
                    Note issued in conjunction with the termination of the equity swap agreement with Merrill Lynch International on September 30, 1998;

               o $14.2 million of incremental interest payable due to draws under the Credit Facility and under the term loans with BankBoston (average balance outstanding on the Credit Facility and under the term loans for the nine months ended September 30, 1999 and 1998 was $982.5 million and $680.7 million, respectively). All of these financing arrangements were used to fund investments and obligations associated with investments and to provide working capital;

               o $3.0 million of incremental interest payable due to the refinancing of the Greenway Plaza Office Property complex in June 1999; and

         An additional increase in expenses of $158.6 million is attributable to:

               o an increase of $162.0 million due to the impairment and other charges related to the behavioral healthcare assets;

               o non-recurring costs of $15.0 million associated with the settlement of litigation relating to the merger agreement entered into in January 1998 between the Company and Station; and

               o a decrease of $18.4 million due to a non-recurring write-off in 1998 of costs associated with unsuccessful acquisitions.

EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES

         Equity in net income of unconsolidated companies increased $29.3 million, or 138.2%, to $50.5 million for the nine months ended September 30, 1999, as compared to $21.2 million for the nine months ended September 30, 1998.

         The increase is attributable to:

               o An increase in equity in net income of the unconsolidated office and retail properties of $5.2 million, or 1040.0% compared to the nine months ended September 30, 1998, primarily attributable to increased revenues at the Woodlands Commercial Properties Company L.P., due to the sale of the multi-family portfolio in the third quarter of 1999;

               o an increase in equity in net income of the Refrigerated Storage Corporations of $12.5 million, or 1250.0%, compared to the nine months ended September 30, 1998, primarily as a result of the acquisitions by one of the Refrigerated Storage Partnerships of nine and five Refrigerated Storage Properties and the associated operations in June 1998 and July 1998, respectively, and the Refrigerated Storage Corporations' refinancing of approximately $607 million of debt in April 1998, which reduced interest expense for the nine months ended September 30, 1999 as compared to the same period in 1998 (as of March 12, 1999 the Refrigerated Storage Corporations no longer owned the operations associated with the Refrigerated Storage Properties but collect a lease payment from the Refrigerated Storage Operating Partnership);

               o an increase in equity in net income of the Residential Development Corporations of $10.1 million, or 48.3%, compared to the nine months ended September 30, 1998, primarily as a result of i) the increased sales activity at CDMC and Houston Area Development which resulted in $4.5 million and $3.0 million, respectively, of incremental equity in net income to the Company, ii) the increase in sales activity and average sales price per lot at Desert Mountain which resulted in $3.2 million of incremental equity in net income to the Company, iii) an increase in sales activity at The Woodlands which resulted in $1.2 million of incremental equity in net income to the Company and iv) a decrease in sales activity at Mira
                    Vista, which resulted in a decrease of $1.9 million in equity in net income to the Company; and

               o an increase in equity in net income of the other unconsolidated companies of $1.5 million, or 187.5%, compared to the nine months ended September 30, 1998, primarily attributable to a preferred member interest in Metropolitan, which the Company purchased in December 1998 and May 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $67.6 million and $110.3 million at September 30, 1999 and December 31, 1998, respectively. This 38.7% decrease is attributable to $250.9 million and $19.4 million used in investing and financing activities, respectively, partially offset by $227.6 million of cash provided by operating activities.

INVESTING ACTIVITIES

         The Company's cash used in investing activities of $250.9 million is primarily attributable to:

               o $115.9 million for increased investments in unconsolidated companies;

               o $39.1 million for recurring and non-recurring tenant improvement and leasing costs for the Office and Retail Properties;

               o $38.6 million for increased investments in the residential development companies;

               o $27.8 million attributable to increased restricted cash and cash equivalents primarily due to the escrow requirements related to the refinancings of the Greenway Plaza Office Property complex and the Houston Center Office Property complex.

               o $22.9 million for capital expenditures on rental properties, primarily attributable to: i) non-recoverable building improvements for the Office and Retail Properties; ii) replacement of furniture, fixtures and equipment for the Hotel Properties and iii) improvements and renovations at the Hotel Properties; and

               o    $6.0 million for the development of investment properties.

OPERATING ACTIVITIES

         The Company's cash provided by operating activities of $227.6 million is attributable to:

               o $10.7 million from an increase in accounts payable, accrued liabilities and other liabilities;

               o    $201.1 million from property operations; and

               o $36.6 million from a decrease in other assets, primarily due to the sale of $18.8 million of marketable securities.

         The cash provided by operating activities is partially offset by:

               o $18.0 million from equity in earnings in excess of distributions received from unconsolidated companies;

               o    $1.2 million from minority interests; and

               o $1.6 million from an increase in restricted cash and cash equivalents.

FINANCING ACTIVITIES

         The Company's use of cash for financing activities of $19.4 million is attributable to:

               o distributions paid to common shareholders and unitholders of $225.3 million;

               o settlement of the Forward Share Purchase Agreement for $149.4 million;

               o debt financing costs of $14.1 million primarily related to the refinancing of the Greenway Plaza Office Property complex, the Houston Center Office Property complex, and the BankBoston Mezzanine Loan;

               o distributions paid to preferred shareholders of $10.1 million;

               o    net payments under the Credit Facility of $75.0 million; and

               o capital distributions to a joint venture partner of $2.4 million.

         The use of cash for financing activities is partially offset by:

               o net proceeds under short-term and long-term facilities of $440.0 million due to net proceeds from the refinancing of the Greenway Plaza Office Property complex of $165 million; net proceeds from the refinancing of the BankBoston Term Note of $60 million; gross proceeds from the refinancing of the BankBoston Mezzanine Loan of $200 million and net proceeds of $15 million from the refinancing of the Houston Center Office Property complex; and

               o proceeds from the exercise of common share options of $17.9 million.

SHELF REGISTRATION STATEMENT

         On October 29, 1997, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the SEC for an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets when considered appropriate. As of September 30, 1999, approximately $782.7 million was available under the Shelf Registration Statement for the issuance of securities.

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

SHARE REPURCHASE

         On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of its outstanding common shares from time to time in the open market or through privately negotiated transactions, in an amount not to exceed $500 million. The proposed repurchases will be subject to prevailing market conditions and other considerations.

         The Company expects the share repurchase program to be funded through a combination of asset sales and financing arrangements, which, in some cases, may be secured by the repurchased shares. The amount of shares that the Company actually will purchase will be determined from time to time, in its reasonable judgement, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of shares actually will be purchased within any particular time period.

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

CREDIT FACILITY

         On June 30, 1998, the Credit Facility was increased to $850 million (currently limited to $750 million of borrowing capacity, subject to increase based upon certain events) to enhance the Company's financial flexibility in making new real estate investments. The interest rate on advances under the Credit Facility is the Eurodollar rate plus 137 basis points. As of September 30, 1999, the interest rate was 6.78%. The Credit Facility is unsecured and expires in June 2000. In connection with the refinancing of a BankBoston term note, the Company used $90 million of the net proceeds of the refinancing to purchase a 12% participation interest from BankBoston in the Credit Facility. As a result, the Company's borrowing capacity under the Credit Facility is currently limited to $660 million. The Credit Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. The Company has entered into an agreement with its lender group to amend the Credit Facility to (i) provide for a reduction in the rent coverage level for CBHS, effective as of June 30, 1999, (ii) reduce the Company's reliance on the CBHS assets as support for the Credit Facility through a combination of the payment of certain amounts outstanding under the Credit Facility and the provision of substitute value to support the Credit Facility, and (iii) provide for a decrease in the size of the Credit Facility. The Company was in compliance with the financial covenants related to the Credit Facility as amended for the September 30, 1999 reporting period.

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

         On September 14, 1999, the Company obtained a $200 million note from BankBoston secured by partnership interests in two pools of assets which also secure the La Salle Notes I and II. This new loan has a four-year term and a floating interest rate based on 30-day LIBOR plus 325 basis points. The proceeds were used to repay the $150 million short-term Bridge Loan with BankBoston in full and reduce the amount outstanding under the BankBoston Credit Facility by $50 million. The Company has entered into a four-year $200 million interest rate swap agreement with Salomon, effective September 1, 1999, in a separate transaction related to this financing. Pursuant to this agreement, the Company will pay Salomon a 6.183% fixed interest rate on a quarterly basis, and Salomon will pay the Company a floating 90-day LIBOR rate based on the same quarterly reset dates.

         On September 15, 1999, the Company refinanced the $184 million Salomon Brothers Note which secured the Houston Center mixed-use Office Property complex, with a $200 million, secured, fixed-rate mortgage loan through J.P. Morgan Investment Management, Inc. The replacement loan has a seven-year term and bears interest at a fixed rate of 8.31%. The Houston Center mixed-use Office Property secures the replacement loan but the Four Seasons Hotel - Houston, which served as partial collateral for the original loan, does not serve as collateral for the replacement loan. The proceeds of the replacement loan were primarily used to repay the $184 million Salomon Brothers Note in full and to reduce the amount outstanding under the BankBoston Credit Facility by approximately $15 million.

         The Company made payments totaling $75 million during the third quarter of 1999 on the Credit Facility. The Company expects to make payments totaling approximately $75 million during the fourth quarter of 1999. These payments are expected to be funded with proceeds from asset sales and cash flow provided by operating activities.

         Approximately $47.8 million of secured debt expires during the remainder of 1999, consisting primarily of two components. The first component is $40 million due under the Metropolitan Life Note III which matures in December 1999. The Company anticipates that, by December 1, 1999, it will modify and extend the existing loan with a $40.4 million, six-year note that would bear interest at a fixed rate of 8.49%. The second component is approximately $6.5 million due under the Metropolitan Life Note IV which matures in December 1999. This amount is expected to be paid in full at maturity with cash flow provided by operating activities.

         The Company expects to meet its other short-term liquidity requirements primarily through cash flow provided by operating activities. The Company believes that cash flow provided by operating activities will be adequate to fund normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring capital expenditures and distributions to shareholders and unitholders, as well as non-recurring capital expenditures, such as tenant improvement and leasing costs related to previously unoccupied space. To the extent that the Company's cash flow from operating activities is not sufficient to finance non-recurring capital expenditures, the Company expects to finance such activities with available cash or additional debt financing.

         The Company expects to meet its long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. As of September 30, 1999, the Company's long-term liquidity requirements consisted primarily of maturities under the Company's fixed and variable-rate debt.

         Debt and equity financing alternatives currently available to the Company to satisfy its liquidity requirements and commitments for material capital expenditures include:

o Additional proceeds from the refinancing of existing secured and unsecured debt;

o Obtaining additional debt secured by existing investment properties or by investment property acquisitions or developments;

o    Issuances of Operating Partnership units; and

o    Joint ventures arrangements.

REIT QUALIFICATION

         The Company intends to maintain its qualification as a REIT under
Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 95% of its REIT taxable income to its shareholders.

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Company's primary debt financing arrangements are shown below (dollars in thousands):

                                                              INTEREST RATE                               BALANCE
                                           MAXIMUM           AT SEPTEMBER 30,        EXPIRATION        OUTSTANDING AT
          DESCRIPTION                     BORROWINGS              1999                  DATE         SEPTEMBER 30, 1999
-----------------------------------      ------------        ----------------      ---------------   -------------------
SECURED FIXED RATE DEBT:

  AEGON Note                             $    279,362               7.53%          July 2009(1)       $     279,362
  LaSalle Note I                              239,000               7.83           August 2027              239,000
  JP Morgan Mortgage Note(3)                  200,000               8.31           September 2006(3)        200,000
  LaSalle Note II                             161,000               7.79           March 2028(4)            161,000
  CIGNA Note                                   63,500               7.47           December 2002             63,500
  Metropolitan Life Note I                     11,543               8.88           September 2001            11,543
  Metropolitan Life Note II                    43,813               6.93           December 2002             43,813
  Metropolitan Life Note III                   40,000               7.74           December 1999             40,000
  Metropolitan Life Note IV                     6,537               7.11           December 1999              6,537
  Northwestern Life Note                       26,000               7.65           January 2004              26,000
  Nomura Funding VI Note                        8,510              10.07           July 2020(5)               8,510
  Rigney Promissory Note                          739               8.50           June 2012                    739
                                         ------------             ------                              -------------
       Subtotal/Weighted Average         $  1,080,004               7.79%                             $   1,080,004
                                         ------------             ------                              -------------

SECURED VARIABLE RATE DEBT(6):
     BankBoston Term Note                     320,000               8.63           October 2001             320,000
     BankBoston Mezzanine Loan(7)             200,000               8.69           September 2003           200,000
     SFT Note                                  97,123               7.15           September 2001            97,123
                                         ------------             ------                              -------------
       Subtotal/Weighted Average         $    617,123               8.42%                             $     617,123
                                         ------------             ------                              -------------

UNSECURED FIXED RATE DEBT:
  Notes due 2007(8)                      $    250,000               7.50%          September 2007     $     250,000
  Notes due 2002(8)                           150,000               7.00           September 2002           150,000
                                         ------------             ------                              -------------
       Subtotal/Weighted Average         $    400,000               7.31%                             $     400,000
                                          -----------             ------                              -------------

UNSECURED VARIABLE RATE DEBT:
  Credit Facility(9)                     $    660,000               6.78%          June 2000          $     585,000
                                          -----------             ------                              -------------
    TOTAL/WEIGHTED AVERAGE               $  2,757,127               7.64%                             $   2,682,127
                                         ============             ======                              =============


-----------------------------------------

(1) The outstanding principal balance at maturity of this note will be approximately $223 million.

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

(3) On September 15, 1999, the Company refinanced the $184,299 Salomon Brothers Realty Corp. Note with this note. The additional proceeds of $15,701 were used to pay-down the BankBoston Credit Facility. The refinancing did not include the Four Seasons Hotel that had served as partial collateral for the Salomon Brothers Realty Corp. Note.

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

(5) The Company has the option to defease the note, by purchasing Treasury obligations in an amount sufficient to pay the note, without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty at that date.

(6) For the method of calculation of the interest rate for the Company's variable-rate debt (other than the Credit Facility), see Note 8. Notes Payable and Borrowings under Credit Facility of Item 1. Financial Statements.

(7) The Company entered into this Mezzanine Loan on September 14, 1999. This loan is secured by partnership interests in two pools of underleveraged assets. The proceeds were used to pay-off the $150 million BankBoston Bridge Loan and pay-down $50 million of the BankBoston Credit Facility. The Company entered into a four-year $200 million interest rate swap agreement effective September 1, 1999 with Salomon Brothers Holding Company, Inc. in a separate transaction related to the BankBoston Mezzanine Loan. Pursuant to this agreement, the Company will pay Salomon Brothers Holding Company, Inc. on a quarterly basis a 6.183% fixed interest rate, and Salomon Brothers Holding Company, Inc. will pay the Company a floating 90-day LIBOR rate based on the same quarterly reset dates.

(8) The notes were issued in an offering registered with the SEC.

(9) The Credit Facility is unsecured with an interest rate of the Eurodollar rate plus 137 basis points. In connection with the refinancing of a BankBoston Term Note, the Company used $90 million of the net proceeds of the refinancing to purchase a 12% participation interest from

    BankBoston in the $750 million Credit Facility. As a result, the Company's borrowing capacity under the Credit Facility is currently limited to $660 million. The Credit Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. The Company has entered into an agreement with its lender group to amend the Credit Facility to (i) provide for a reduction in the rent coverage level for CBHS, effective as of June 30, 1999, (ii) reduce the Company's reliance on the CBHS assets as support for the Credit Facility through a combination of the payment of certain amounts outstanding under the Credit Facility and the provision of substitute value to support the Credit Facility, and (iii) provide for a decrease in the size of the Credit Facility. The Company was in compliance with the financial covenants related to the Credit Facility for the September 30, 1999 reporting period.

         Below are the aggregate principal amounts due under the Credit Facility and other indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.

                                          SECURED       UNSECURED      TOTAL
                                         ----------     ---------    ----------
                  (in thousands)
         1999 .......................    $   47,843     $    --      $   47,843
         2000 .......................         5,431       585,000       590,431
         2001 .......................       444,509            --       444,509
         2002 .......................       104,991       150,000       254,991
         2003 .......................       314,894            --       314,894
         Thereafter .................       779,459       250,000     1,029,459
                                         ----------     ---------    ----------
                                         $1,697,127     $ 985,000    $2,682,127
                                         ==========     =========    ==========

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

         The Company's debt service coverage ratio for the nine months ended September 30, 1999 was approximately 2.9 and for the nine months ended September 30, 1998 was approximately 3.2. Debt service coverage for a particular period is generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The debt service coverage ratio the Company is required to maintain as stipulated by the Company's debt arrangements and calculated as described above is 1.5. In addition, the Company's Credit Facility requires a debt service coverage ratio (which is calculated in a different manner) of 2.5. Under the calculation required by the Credit Facility, the Company's debt service coverage ratio was
3.2 at September 30, 1999.

FUNDS FROM OPERATIONS

         FFO, based on the definition adopted by the Board of Governors of the NAREIT and as used in this document, means:

               o    Net Income (Loss) - determined in accordance with GAAP;

                    o excluding gains (or losses) from debt restructuring and sales of property;

                    o excluding adjustments not of a normal or recurring nature;

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

         The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the nine months ended September 30, 1999 and 1998 were $225.2 and $149.9 million, respectively.

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

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND SHARES/UNITS IN THOUSANDS)

                                                           THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------   -------------------------------
                                                               1999                1998          1999              1998
                                                           ------------       -------------   ----------       --------------
Income (loss) after minority interest ...................      $(102,282)      $  31,157       $ (11,107)      $ 117,009
Adjustments:
Depreciation and amortization of real estate assets......         29,516          29,204          94,542          82,919
Settlement of merger dispute ............................             --              --          15,000              --
Impairment and other charges related to the
      behavioral healthcare assets ......................        136,435              --         136,435              --
Write-off of costs associated with unsuccessful
      acquisitions ......................................             --          18,435              --          18,435
Adjustment for investments in real estate
      mortgages and equity of unconsolidated
      companies:
           Office and retail properties .................           (751)          1,808           3,603           4,813
           Refrigerated storage properties ..............          5,045           7,245          12,803          20,299
           Residential development properties ...........          3,457           4,184          14,751          15,623
           Other ........................................            439              --             611              --
Unitholder minority interest ............................        (11,287)          3,017          (1,973)         11,791
Preferred share dividends ...............................         (3,375)         (3,375)        (10,125)         (8,325)
                                                               ---------       ---------       ---------       ---------
Funds from operations(1) ................................      $  57,197       $  91,675       $ 254,540       $ 262,564
                                                               =========       =========       =========       =========

Investment Segments:
    Office and Retail Segment ...........................      $  91,916       $  85,121       $ 273,395       $ 241,237
    Hospitality Segment .................................         16,564          12,567          47,658          37,677
    Behavioral Healthcare Segment .......................        (16,969)         13,824          10,679          41,471
    Refrigerated Storage Segment ........................          6,791           7,729          24,279          19,267
    Residential Development Segment .....................         11,401          12,449          45,739          36,537
    Corporate general & administrative ..................         (4,083)         (4,335)        (12,013)        (11,036)
    Interest expense ....................................        (51,084)        (37,940)       (138,482)       (110,067)
    Preferred share dividends ...........................         (3,375)         (3,375)        (10,125)         (8,325)
    Other(2) ............................................          6,036           5,635          13,410          15,803
                                                               ---------       ---------       ---------       ---------

Funds from operations ...................................      $  57,197       $  91,675       $ 254,540       $ 262,564
                                                               =========       =========       =========       =========

Basic weighted average shares ...........................        119,892         120,820         123,632         119,660
                                                               =========       =========       =========       =========
Diluted weighted average shares/units(3) ................        134,094         147,316         138,830         140,116
                                                               =========       =========       =========       =========

--------------------------
(1) To calculate basic funds from operations, deduct Unitholder minority interest.
(2) Includes interest and other income less depreciation and amortization of non-real assets and amortization of deferred financing costs.
(3) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Company's basic weighted average shares to the diluted weighted average shares/units presented above:

                                                           THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------   -------------------------------
  (SHARES IN THOUSANDS)                                        1999               1998           1999               1998
                                                           ------------       -------------   ----------       --------------
Basic weighted average shares: .....................         119,892            120,820         123,632            119,660
Add: Weighted average units ........................          12,815             13,144          12,930             12,951
         Weighted average preferred shares .........              --              8,311              --              2,770
         Share and unit options ....................           1,387              3,565           1,877              4,243
         Forward Share Purchase Agreement ..........              --                747             391                249
         Equity Swap Agreement .....................              --                729              --                243
                                                             -------            -------         -------            -------
Diluted weighted average shares/units ..............         134,094            147,316         138,830            140,116
                                                             =======            =======         =======            =======

RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                ----------------------------
                                                                                   1999             1998
                                                                                -----------      -----------
Funds from operations .....................................................     $   254,540      $   262,564
Adjustments:
      Depreciation and amortization of non-real estate assets .............           1,752            1,108
      Settlement of merger dispute ........................................         (15,000)            --
      Write-off costs associated with unsuccessful acquisitions ...........            --            (18,435)
      Other charges related to the behavioral healthcare
          assets ..........................................................         (32,665)            --
      Amortization of deferred financing costs ............................           7,857            4,194
      Minority interest in joint ventures profit and depreciation
          and amortization ................................................           1,444            1,581
      Adjustment for investments in real estate mortgages
          and equity of unconsolidated companies ..........................         (31,768)         (40,735)
      Change in deferred rent receivable ..................................           5,098          (23,795)
      Change in current assets and liabilities ............................          44,091          (25,472)
      Equity in earnings in excess of distributions received from
          unconsolidated companies ........................................         (17,985)            --
      Distributions received in excess of equity in earnings from
          unconsolidated companies ........................................            --             11,804
      Preferred share dividends ...........................................          10,125            8,325
      Non-cash compensation ...............................................             101              155
                                                                                -----------      -----------
Net cash provided by operating activities .................................     $   227,593      $   181,294
                                                                                ===========      ===========

OFFICE AND RETAIL PROPERTIES

         The Company's Office Properties are located primarily in Dallas/Fort Worth and Houston, Texas. As of September 30, 1999, the Company's Office Properties in Dallas/Fort Worth and Houston represent an aggregate of approximately 72% of its office portfolio based on total net rentable square feet (39% for Dallas/Fort Worth and 33% for Houston).

OFFICE PROPERTIES TABLES

         The following table shows certain information about the Company's Office Properties as of September 30, 1999.

                                                                                                                  WEIGHTED
                                                                                                                   AVERAGE
                                                                                        NET                     FULL-SERVICE
                                                                                     RENTABLE                    RENTAL RATE
                                       NO. OF                            YEAR          AREA         PERCENT      PER LEASED
      STATE, CITY, PROPERTY          PROPERTIES      SUBMARKET        COMPLETED      (SQ. FT.)       LEASED        SQ. FT.(1)
      ------------------------------ ----------      ---------        ---------      ---------       ------    ---------------
TEXAS
 DALLAS
   Bank One Center(2)..........           1      CBD                       1987     1,530,957          77%          $21.81
   The Crescent Office Towers..           1      Uptown/Turtle Creek       1985     1,204,670          99            30.11
   Fountain Place..............           1      CBD                       1986     1,200,266          93            19.43
   Trammell Crow Center(3).....           1      CBD                       1984     1,128,331          94            25.55
   Stemmons Place..............           1      Stemmons Freeway          1983       634,381          88            15.33
   Spectrum Center(4)..........           1      Far North Dallas          1983       598,250          90            23.44
   Waterside Commons...........           1      Las Colinas               1986       458,739         100            19.80
   Caltex House................           1      Las Colinas               1982       445,993          95            29.14
   Reverchon Plaza.............           1      Uptown/Turtle Creek       1985       374,165          98            19.37
   The Aberdeen................           1      Far North Dallas          1986       320,629         100            18.21
   MacArthur Center I & II.....           1      Las Colinas          1982/1986       294,069          99            20.63
   Stanford Corporate Centre...           1      Far North Dallas          1985       265,507          88            18.97
   The Amberton................           1      Central Expressway        1982       255,052          79            13.38
   Concourse Office Park.......           1      LBJ Freeway          1972-1986       244,879          89            15.16
   12404 Park Central..........           1      LBJ Freeway               1987       239,103         100            21.09
   Palisades Central II........           1      Richardson/Plano          1985       237,731          64 (5)        17.26
   3333 Lee Parkway............           1      Uptown/Turtle Creek       1983       233,769          92            20.85
   Liberty Plaza I & II........           1      Far North Dallas     1981/1986       218,813         100            15.73

                                                                                                                  WEIGHTED
                                                                                                                   AVERAGE
                                                                                        NET                     FULL-SERVICE
                                                                                     RENTABLE                    RENTAL RATE
                                       NO. OF                            YEAR          AREA         PERCENT      PER LEASED
      STATE, CITY, PROPERTY          PROPERTIES      SUBMARKET        COMPLETED      (SQ. FT.)       LEASED        SQ. FT.(1)
      ------------------------------ ----------      ---------        ---------      ---------       ------    ---------------
   The Addison.................           1      Far North Dallas          1981       215,016         100            18.44
   The Meridian................           1      LBJ Freeway               1984       213,915          91 (5)        16.92
   Palisades Central I.........           1      Richardson/Plano          1980       180,503          85            17.32
   Walnut Green................           1      Central Expressway        1986       158,669          70            15.58
   Greenway II.................           1      Richardson/Plano          1985       154,329         100            19.85
   Addison Tower...............           1      Far North Dallas          1987       145,886          96            15.72
   Greenway I & IA.............           2      Richardson/Plano          1983       146,704         100            23.19
   5050 Quorum.................           1      Far North Dallas          1981       133,594          87            17.30
   Cedar Springs Plaza.........           1      Uptown/Turtle Creek       1982       110,923          96            17.94
   Valley Centre...............           1      Las Colinas               1985        74,861          87            17.80
   One Preston Park............           1      Far North Dallas          1980        40,525          84            17.19
                                        ---                                       -----------        ----          -------
     Subtotal/Weighted Average.          30                                        11,460,229          91%         $ 21.50
                                        ---                                       -----------        ----          -------

 FORT WORTH
   UPR Plaza...................           1      CBD                       1982       954,895          95%         $ 15.50
                                        ---                                       -----------        ----          -------

 HOUSTON
  Greenway Plaza Office Portfolio        10      Richmond-Buffalo     1969-1982     4,286,277          90%(5)      $ 17.03
                                                 Speedway
  Houston Center...............           3      CBD                  1974-1983     2,764,418          94 (5)        16.81
  Post Oak Central.............           3      WestLoop/Galleria    1974-1981     1,277,516          92            17.49
  The Woodlands Office
  Properties(6)................           12     The Woodlands        1980-1996       811,067          99            16.09
  Four Westlake Park...........           1      Katy Freeway              1992       561,065         100            18.61
  Three Westlake Park(7)(8)....           1      Katy Freeway              1983       414,251          41 (5)        18.95
  1800 West Loop South.........           1      WestLoop/Galleria         1982       399,777          68 (5)        17.60
                                        ---                                       -----------        ----          -------
     Subtotal/Weighted Average.          31                                        10,514,371          90%         $ 17.09
                                        ---                                       -----------        ----          -------

 AUSTIN
   Frost Bank Plaza............           1      CBD                       1984       433,024          94%         $ 22.67
   301 Congress Avenue(9)......           1      CBD                       1986       418,338          91 (5)        23.74
   Bank One Tower..............           1      CBD                       1974       389,503          94            19.32
   Austin Centre...............           1      CBD                       1986       343,665          97            21.95
   The Avallon.................           1      Northwest            1993/1997       232,301          89(5)         21.89
   Barton Oaks Plaza One.......           1      Southwest                 1986        99,895          97            21.39
                                        ---                                       -----------        ----          -------
       Subtotal/Weighted Average          6                                         1,916,726          93%         $ 21.92
                                        ---                                       -----------        ----          -------

COLORADO
 DENVER
   MCI Tower...................           1      CBD                       1982       550,807         100%         $ 18.05
   Ptarmigan Place.............           1      Cherry Creek              1984       418,630          99            18.59
   Regency Plaza One...........           1      DTC                       1985       309,862          98            23.27
   AT&T Building...............           1      CBD                       1982       184,581          82            15.22
   The Citadel.................           1      Cherry Creek              1987       130,652          89 (5)        22.26
   55 Madison..................           1      Cherry Creek              1982       137,176          85 (5)        19.11
   44 Cook.....................           1      Cherry Creek              1984       124,174          55 (5)        19.06
                                        ---                                       -----------        ----          -------
       Subtotal/Weighted Average          7                                         1,855,882          93%         $ 19.27
                                        ---                                       -----------        ----          -------

 COLORADO SPRINGS
   Briargate Office and Research
    Center......................          1      Colorado Springs          1988       252,857         100%         $ 18.00
                                        ---                                       -----------        ----          -------


LOUISIANA
 NEW ORLEANS
   Energy Centre...............           1      CBD                       1984       761,500          81%(5)      $ 15.48
   1615 Poydras................           1      CBD                       1984       508,741          81            16.44
                                        ---                                       -----------        ----          -------
       Subtotal/Weighted Average          2                                         1,270,241          81%         $ 15.86
                                        ---                                       -----------        ----          -------

FLORIDA
 MIAMI
   Miami Center................           1      CBD                       1983       782,686          76%(5)      $ 23.30
   Datran Center...............           2      South Dade/Kendall   1986/1988       472,236          93 (5)        21.50
                                        ---                                       -----------        ----          -------
     Subtotal/Weighted Average.           3                                         1,254,922          82%         $ 22.53
                                        ---                                       -----------        ----          -------

                                                                                                                  WEIGHTED
                                                                                                                   AVERAGE
                                                                                        NET                     FULL-SERVICE
                                                                                     RENTABLE                    RENTAL RATE
                                       NO. OF                            YEAR          AREA         PERCENT      PER LEASED
      STATE, CITY, PROPERTY          PROPERTIES      SUBMARKET        COMPLETED      (SQ. FT.)       LEASED        SQ. FT.(1)
      ------------------------------ ----------      ---------        ---------      ---------       ------    ---------------
ARIZONA
 PHOENIX
   Two Renaissance Square........         1      Downtown/CBD              1990       476,373          95%         $ 23.88
   6225 North 24th Street........         1      Camelback Corridor        1981        86,451          83 (5)        21.98
                                        ---                                       -----------        ----          -------
    Subtotal/Weighted Average....         2                                           562,824          93%         $ 23.62
                                        ---                                       -----------        ----          -------

WASHINGTON, D.C.
  WASHINGTON, D.C.
     Washington Harbour.........          2      Georgetown                1986       536,206          94%(5)      $ 36.27
                                        ---                                       -----------        ----          -------

NEBRASKA
 OMAHA
   Central Park Plaza...........          1      CBD                       1982       409,850          94%         $ 15.93
                                        ---                                       -----------        ----          -------

NEW MEXICO
 ALBUQUERQUE
   Albuquerque Plaza............          1      CBD                       1990       366,236          92%         $ 19.19
                                        ---                                       -----------        ----          -------

CALIFORNIA
 SAN FRANCISCO
  160 Spear Street..............          1      South of Market/CBD       1984       276,420          98%         $ 25.68
                                        ---                                       -----------        ----          -------

 SAN DIEGO
   Chancellor Park (10).........          1      UTC                       1988       195,733          90%(5)      $ 21.64
                                        ---                                       -----------        ----          -------
TOTAL/WEIGHTED AVERAGE                   89                                        31,827,392          90%(5)      $ 19.79(11)
                                        ===                                       -----------        ----          -------


--------------------------------

     (1) Calculated based on base rent payable as of September 30, 1999, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.

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

     (5) Leases have been executed at certain Office Properties but had not commenced as of September 30, 1999. If such leases had commenced as of September 30, 1999, the percent leased for all Office Properties would have been 92%. The total percent leased for these Properties would have been as follows: Palisades Central II - 68%; Meridian - 98%; Greenway Plaza - 92%; Houston Center - 97%; Three Westlake - 62%; 1800 West Loop South - 73%; 301 Congress - 99%; Avallon - 100%; Citadel - 93%; 55 Madison - 93%; 44 Cook - 99%; Energy Centre - 84%; Miami Center - 80%; Datran - 96%; 6225 N. 24th St. - 100%; Washington Harbour - 97%; and Chancellor Park - 93%.

     (6) The Company has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the 12 Office Properties that comprise The Woodlands Office Properties.

     (7) The property was primarily occupied by a major tenant until June 1999, at which time the tenant made a payment of $4.7 million in connection with its termination of the lease. Simultaneously with the lease termination, the Company leased approximately 41% of the space to a new tenant pursuant to a lease which commenced September 1, 1999.

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

     (11) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties as of September 30, 1999, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $20.27.

         The following table provides information, as of September 30, 1999, for the Company's Office Properties by state, city, and submarket.




                                                                                   PERCENT
                                                                    PERCENT         LEASED              OFFICE         COMPANY
                                                                      OF              AT               SUBMARKET       SHARE OF
                                                       TOTAL         TOTAL          COMPANY             PERCENT         OFFICE
                                       NUMBER OF      COMPANY       COMPANY          OFFICE              LEASED/      SUBMARKET
     STATE, CITY, SUBMARKET           PROPERTIES       NRA(1)        NRA(1)        PROPERTIES         OCCUPIED(2)      NRA(1)(2)
     -----------------------         -----------    -----------    -----------     -----------        -----------     -----------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD ..........................              3      3,859,554             12%             87%                85%             21%
   Uptown/Turtle Creek ..........              4      1,923,527              6              98                 92              34
   Far North Dallas .............              7      1,897,695              6              94                 75              20
   Las Colinas ..................              4      1,273,662              4              97                 84              12
   Richardson/Plano .............              5        719,267              2              84                 79              14
   Stemmons Freeway .............              1        634,381              2              88                 89              26
   LBJ Freeway ..................              2        453,018              1              96(6)              88               5
                                     -----------    -----------    -----------     -----------        -----------     -----------
     Subtotal/Weighted Average ..             26     10,761,104             34%             91%                84%             18%
                                     -----------    -----------    -----------     -----------        -----------     -----------

FORT WORTH
   CBD ..........................              1        954,895              3%             95%                84%             24%
                                     -----------    -----------    -----------     -----------        -----------     -----------

HOUSTON
   CBD ..........................              3      2,764,418              9%             94%(6)             97%             11%
   Richmond-Buffalo Speedway ....              6      2,735,030              9              91(6)              92              56
   West Loop/Galleria ...........              4      1,677,293              5              86                 94              13
   The Woodlands ................              7        487,320              2              99                 97             100
   Katy Freeway .................              2        975,316              3              75(6)              86              13
                                     -----------    -----------    -----------     -----------        -----------     -----------
     Subtotal/Weighted Average ..             22      8,639,377             27%             89%                94%             17%
                                     -----------    -----------    -----------     -----------        -----------     -----------

AUSTIN
   CBD ..........................              4      1,584,530              5%             94%(6)             98%             44%
   Northwest ....................              1        232,301              1              89(6)              82              10
   Southwest ....................              1         99,895              0              97                 98               4
                                     -----------    -----------    -----------     -----------        -----------     -----------
     Subtotal/Weighted Average ..              6      1,916,726              6%             93%                93%             23%
                                     -----------    -----------    -----------     -----------        -----------     -----------

COLORADO
 DENVER
   Cherry Creek .................              4        810,632              3%             88%(6)             83%             46%
   CBD ..........................              2        735,388              2              95                 97               7
   DTC ..........................              1        309,862              1              98                 87               6
                                     -----------    -----------    -----------     -----------        -----------     -----------
     Subtotal/Weighted Average ..              7      1,855,882              6%             93%                93%             11%
                                     -----------    -----------    -----------     -----------        -----------     -----------

 COLORADO SPRINGS
   Colorado Springs .............              1        252,857              1%            100%                93%              6%
                                     -----------    -----------    -----------     -----------        -----------     -----------

LOUISIANA
 NEW ORLEANS
   CBD ..........................              2      1,270,241              4%             81%(6)             87%             14%
                                     -----------    -----------    -----------     -----------        -----------     -----------

FLORIDA
 MIAMI
   CBD ..........................              1        782,686              3%             76%(6)             91%             23%
   South Dade/Kendall ...........              2        472,236              2              93(6)              94             100
                                     -----------    -----------    -----------     -----------        -----------     -----------
     Subtotal/Weighted Average ..              3      1,254,922              4%             82%                91%             33%
                                     -----------    -----------    -----------     -----------        -----------     -----------




ARIZONA
 PHOENIX
   Downtown/CBD .................              1        476,373              2%             95%                95%             27%
   Camelback Corridor ...........              1         86,451              0              83(6)              97               2
                                     -----------    -----------    -----------     -----------        -----------     -----------
     Subtotal/Weighted Average ..              2        562,824              2%             93%                97%             11%
                                     -----------    -----------    -----------     -----------        -----------     -----------

WASHINGTON D.C.
 WASHINGTON D.C.
   Georgetown ...................              2        536,206              2%             94%(6)             97%            100%
                                     -----------    -----------    -----------     -----------        -----------     -----------

NEBRASKA
 OMAHA
   CBD ..........................              1        409,850              1%             94%                96%             32%
                                     -----------    -----------    -----------     -----------        -----------     -----------

NEW MEXICO
 ALBUQUERQUE
   CBD ..........................              1        366,236              1%             92%                95%             64%
                                     -----------    -----------    -----------     -----------        -----------     -----------
                                                                       WEIGHTED
                                                                        AVERAGE
                                        WEIGHTED                        COMPANY
                                         AVERAGE       COMPANY          FULL-
                                         QUOTED         QUOTED         SERVICE
                                         MARKET         RENTAL         RENTAL
                                       RENTAL RATE     RATE PER       RATE PER
                                       PER SQUARE       SQUARE         SQUARE
     STATE, CITY, SUBMARKET            FOOT(2)(3)       FOOT(4)        FOOT(5)
     -----------------------           -----------    -----------    -----------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD ..........................      $     22.50    $     25.81    $     22.19
   Uptown/Turtle Creek ..........            26.69          30.48          26.27
   Far North Dallas .............            25.09          24.17          19.34
   Las Colinas ..................            25.95          25.80          23.09
   Richardson/Plano .............            22.83          23.25          19.36
   Stemmons Freeway .............            22.99          19.50          15.33
   LBJ Freeway ..................            24.90          22.32          19.22
                                       -----------    -----------    -----------
     Subtotal/Weighted Average ..      $     24.27    $     25.66    $     21.87
                                       -----------    -----------    -----------

FORT WORTH
   CBD ..........................      $     19.99    $     20.58    $     15.50
                                       -----------    -----------    -----------

HOUSTON
   CBD ..........................      $     22.47    $     23.48    $     16.81
   Richmond-Buffalo Speedway ....            20.43          21.43          18.17
   West Loop/Galleria ...........            21.98          23.04          17.51
   The Woodlands ................            15.73          15.73          16.38
   Katy Freeway .................            22.25          24.44          18.69
                                       -----------    -----------    -----------
     Subtotal/Weighted Average ..      $     21.32    $     22.42    $     17.53
                                       -----------    -----------    -----------

AUSTIN
   CBD ..........................      $     29.02    $     29.37    $     21.96
   Northwest ....................            26.71          25.50          21.89
   Southwest ....................            26.79          25.25          21.39
                                       -----------    -----------    -----------
     Subtotal/Weighted Average ..      $     28.62    $     28.68    $     21.92
                                       -----------    -----------    -----------

COLORADO
 DENVER
   Cherry Creek .................      $     23.99    $     21.87    $     19.32
   CBD ..........................            25.85          21.75          17.42
   DTC ..........................            25.50          26.00          23.27
                                       -----------    -----------    -----------
     Subtotal/Weighted Average ..      $     24.98    $     22.51    $     19.27
                                       -----------    -----------    -----------

 COLORADO SPRINGS
   Colorado Springs .............      $     19.11    $     19.45    $     18.00
                                       -----------    -----------    -----------

LOUISIANA
 NEW ORLEANS
   CBD ..........................      $     16.43    $     16.10    $     15.86
                                       -----------    -----------    -----------

FLORIDA
 MIAMI
   CBD ..........................      $     28.76    $     30.75    $     23.30
   South Dade/Kendall ...........            23.75          23.75          21.50
                                       -----------    -----------    -----------
     Subtotal/Weighted Average ..      $     26.87    $     28.12    $     22.53
                                       -----------    -----------    -----------




ARIZONA
 PHOENIX
   Downtown/CBD .................      $     23.02    $     23.50    $     23.88
   Camelback Corridor ...........            27.28          21.50          21.98
                                       -----------    -----------    -----------
     Subtotal/Weighted Average ..      $     23.67    $     23.19    $     23.62
                                       -----------    -----------    -----------

WASHINGTON D.C.
 WASHINGTON D.C.
   Georgetown ...................      $     36.68    $     36.68    $     36.27
                                       -----------    -----------    -----------

NEBRASKA
 OMAHA
   CBD ..........................      $     18.61    $     18.50    $     15.93
                                       -----------    -----------    -----------

NEW MEXICO
 ALBUQUERQUE
   CBD ..........................      $     19.10    $     19.50    $     19.19
                                       -----------    -----------    -----------

                                                                                     PERCENT
                                                                    PERCENT           LEASED             OFFICE          COMPANY
                                                                      OF                AT              SUBMARKET        SHARE OF
                                                       TOTAL         TOTAL           COMPANY             PERCENT          OFFICE
                                       NUMBER OF      COMPANY       COMPANY           OFFICE             LEASED/        SUBMARKET
     STATE, CITY, SUBMARKET           PROPERTIES       NRA(1)        NRA(1)         PROPERTIES         OCCUPIED(2)       NRA(1)(2)
     ----------------------           -----------    -----------    -----------    ------------        -----------     -----------
CALIFORNIA
 SAN FRANCISCO
   South of Market/CBD ............             1        276,420              1%             98%                97%              2%
                                      -----------    -----------    -----------     -----------        -----------     -----------

 SAN DIEGO
   UTC ............................             1        195,733              1%             90%(6)             87%              5%
                                      -----------    -----------    -----------     -----------        -----------     -----------
     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE ....................            76     29,253,273             92%             91%                90%             16%
                                      ===========    ===========    ===========     ===========        ===========     ===========

CLASS B OFFICE PROPERTIES
TEXAS
 DALLAS
   Central Expressway .............             2        413,721              1%             75%                83%             11%
   LBJ Freeway ....................             1        244,879              1              89                 85               2
   Far North Dallas ...............             1         40,525              0              84                 82               0
                                      -----------    -----------    -----------     -----------        -----------     -----------
     Subtotal/Weighted Average ....             4        699,125              2%             81%                83%              3%
                                      -----------    -----------    -----------     -----------        -----------     -----------

 HOUSTON
   Richmond-Buffalo Speedway ......             4      1,551,247              5%             89%                94%             47%
   The Woodlands ..................             5        323,747              1              99                 99             100
                                      -----------    -----------    -----------     -----------        -----------     -----------
     Subtotal/Weighted Average ....             9      1,874,994              6%             91%                94%             51%
                                      -----------    -----------    -----------     -----------        -----------     -----------
     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE ....................            13      2,574,119              8%             88%                85%              9%
                                      ===========    ===========    ===========     ===========        ===========     ===========
     CLASS A AND CLASS B OFFICE
       PROPERTIES TOTAL/WEIGHTED
       AVERAGE ....................            89     31,827,392            100%             90%(6)             89%             15%
                                      ===========    ===========    ===========     ===========        ===========     ===========
                                                                      WEIGHTED
                                                                      AVERAGE
                                        WEIGHTED                      COMPANY
                                         AVERAGE       COMPANY         FULL-
                                         QUOTED         QUOTED        SERVICE
                                         MARKET         RENTAL         RENTAL
                                       RENTAL RATE     RATE PER       RATE PER
                                       PER SQUARE       SQUARE         SQUARE
     STATE, CITY, SUBMARKET             FOOT(2)(3)      FOOT(4)        FOOT(5)
     ----------------------           -----------    -----------    -----------
CALIFORNIA
 SAN FRANCISCO
   South of Market/CBD ............    $     46.36    $     42.00    $     25.68
                                       -----------    -----------    -----------

 SAN DIEGO
   UTC ............................    $     29.70    $     26.00    $     21.64
                                       -----------    -----------    -----------
     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE ....................    $     23.63    $     24.31    $     20.20
                                       ===========    ===========    ===========

CLASS B OFFICE PROPERTIES
TEXAS
 DALLAS
   Central Expressway .............    $     17.41    $     18.63    $     14.18
   LBJ Freeway ....................          19.14          18.15          15.16
   Far North Dallas ...............          20.56          19.50          17.19
                                       -----------    -----------    -----------
     Subtotal/Weighted Average ....    $     18.20    $     18.51    $     14.74
                                       -----------    -----------    -----------

 HOUSTON
   Richmond-Buffalo Speedway ......    $     18.74    $     20.08    $     14.92
   The Woodlands ..................          15.09          15.09          15.65
                                       -----------    -----------    -----------
     Subtotal/Weighted Average ....    $     18.11    $     19.22    $     15.06
                                       -----------    -----------    -----------
     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE ....................    $     18.13    $     19.03    $     14.98
                                       ===========    ===========    ===========
     CLASS A AND CLASS B OFFICE
       PROPERTIES TOTAL/WEIGHTED
       AVERAGE ....................    $     23.19    $     23.88    $     19.79(7)
                                       ===========    ===========    ===========

--------------------------------

     (1)  NRA means net rentable area in square feet.

     (2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are CoStar/Jamison, (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway and Central Expressway, Fort Worth CBD and the New Orleans CBD submarkets), The Baca Group (for the Houston Richmond-Buffalo Speedway, CBD and West Loop/Galleria and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), CB Richard Ellis (for the Austin CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and DTC submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD, Camelback Corridor and San Francisco South of Market/CBD submarkets), Grubb and Ellis Company and the Company (for the Washington D.C. Georgetown submarket), Grubb and Ellis/Pacific Realty Group, Inc. (for the Omaha CBD submarket), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and CoStar/John Burnham (for the San Diego UTC submarket).

     (3) Represents full-service quoted market rental rates. These rates do not necessarily represent the amounts at which available space at the Office Properties will be leased. The weighted average subtotals and total are based on total net rentable square feet of Company Office Properties in the submarket.

     (4) For Office Properties, represents weighted average rental rates per square foot quoted by the Company as of September 30, 1999, based on total net rentable square feet of Company Office Properties in the submarket, adjusted, if necessary, based on management estimates, to equivalent full-service quoted rental rates to facilitate comparison to weighted average Class A or Class B, as the case may be, quoted submarket rental rates per square foot. These rates do not necessarily represent the amounts at which available space at the Company's Office Properties will be leased.

     (5) Calculated based on base rent payable for Company Office Properties in the submarket as of September 30, 1999, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursed from tenants, divided by total net rentable square feet of Company Office Properties in the submarket.

     (6) Leases have been executed at certain Properties in these submarkets but had not commenced as of September 30, 1999. If such leases had commenced as of September 30, 1999, the percent leased for all Office Properties in the Company's submarkets would have been 92%. The total percent leased for these Class A Company submarkets would have been as follows: Dallas LBJ Freeway - 99%; Houston CBD - 97%; Houston Richmond
          - Buffalo Speedway - 93%; Houston Katy Freeway - 84%; Austin CBD - 97%; Austin Northwest - 100%; Denver Cherry Creek -- 97%; New Orleans CBD - 84%; Miami CBD - 80%; Miami South Dade/Kendall - 96%; Phoenix Camelback Corridor - 100%; Washington D.C. Georgetown - 97%; and San Diego UTC - 93%.

     (7) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties as of September 30, 1999, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $20.27.

         The following table shows, as of September 30, 1999, the principal businesses conducted by the tenants at the Company's Office Properties, based on information supplied to the Company from the tenants.

                                                      Percent of
                        Industry Sector             Leased Sq. Ft.
                        ---------------             --------------
                 Professional Services (1)               25%
                 Energy(2)                               20
                 Financial Services (3)                  19
                 Technology                               7
                 Telecommunications                       6
                 Medical                                  3
                 Government                               3
                 Food Service                             3
                 Manufacturing                            2
                 Retail                                   2
                 Other(4)                                10
                                                       ----

                 Total Leased                           100%
                                                       ====

-------------------

     (1) Includes legal, accounting, engineering, architectural, and advertising services.

     (2) Of the 20% of energy tenants at the Company's Office Properties, 64% are located in Houston, 24% are located in Dallas, 7% are located in Denver and 5% are located in New Orleans. Of the 64% of energy tenants located in Houston (approximately 3.8 million square feet), 71% (approximately 2.7 million square feet) are obligated under long-term leases (expiring in 2003 or later).

     (3)  Includes banking, title and insurance, and investment services

     (4) Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of September 30, 1999 for the Company's total Office Properties and for Dallas and Houston, Texas, individually, for each of the ten years beginning with the remainder of 1999, assuming that none of the tenants exercises or has exercised renewal options.

TOTAL OFFICE PROPERTIES


                                                                                                                       ANNUAL
                                                                                                     PERCENTAGE      FULL-SERVICE
                                             NET RENTABLE        PERCENTAGE                            OF TOTAL        RENT PER
                                                 AREA          OF LEASED NET                            ANNUAL          SQUARE
                                              REPRESENTED         RENTABLE             ANNUAL        FULL-SERVICE      FOOT OF
                               NUMBER OF       BY EXPIRING          AREA            FULL-SERVICE         RENT            NET
                             TENANTS WITH        LEASES          REPRESENTED         RENT UNDER       REPRESENTED      RENTABLE
  YEAR OF LEASE                EXPIRING         (SQUARE          BY EXPIRING          EXPIRING       BY EXPIRING         AREA
    EXPIRATION                  LEASES           FEET)             LEASES             LEASES(1)         LEASES        EXPIRING(1)
  --------------             ------------    ------------       ------------        ------------    ------------     ------------
1999 ....................             265       1,480,500(2)             5.2%       $ 29,227,027             4.9%    $      19.74
2000 ....................             435       3,362,913               11.8          66,143,069            11.0            19.67
2001 ....................             410       3,767,545               13.2          72,397,518            12.0            19.22
2002 ....................             389       3,905,953               13.7          82,048,599            13.6            21.01
2003 ....................             292       2,872,387               10.1          55,945,333             9.3            19.48
2004 ....................             256       3,969,431               13.9          84,109,748            14.0            21.19
2005 ....................              86       2,414,756                8.5          53,752,790             8.9            22.26
2006 ....................              39         837,593                2.9          18,544,371             3.1            22.14
2007 ....................              36       1,317,982                4.6          30,142,040             5.0            22.87
2008 ....................              31       1,096,600                3.8          27,243,636             4.5            24.84
2009 and thereafter .....              35       3,461,922               12.3          82,243,893            13.7            23.76
                             ------------    ------------       ------------        ------------    ------------     ------------
Totals ..................           2,274      28,487,582(3)           100.0%(3)    $601,798,024           100.0%    $      21.12
                             ============    ============       ============        ============    ============     ============

---------------------

     (1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

     (2) As of September 30, 1999, leases have been signed for approximately 1,240,275 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after September 30, 1999.

     (3) Reconciliation to the Company's total office net rentable area is as follows:

                                                   SQUARE FEET   PERCENTAGE OF TOTAL
                                                   ------------  --------------------
         Square footage leased to tenants            28,487,582             89.5%
         Square footage used for
           management offices, building use,
           and remeasurement adjustments                291,685              0.9

         Square footage vacant                        3,048,125              9.6
                                                   ------------     ------------

         Total net rentable square footage           31,827,392            100.0%
                                                   ============     ============

DALLAS OFFICE PROPERTIES

                                                                                                PERCENTAGE
                                                                                                 OF TOTAL           ANNUAL
                                            NET RENTABLE                                          ANNUAL         FULL-SERVICE
                                                AREA         PERCENTAGE OF       ANNUAL        FULL-SERVICE        RENT PER
                             NUMBER OF      REPRESENTED        LEASED NET      FULL-SERVICE        RENT             SQUARE
                            TENANTS WITH    BY EXPIRING       RENTABLE AREA     RENT UNDER      REPRESENTED      FOOT OF NET
   YEAR OF LEASE              EXPIRING         LEASES         REPRESENTED BY     EXPIRING       BY EXPIRING     RENTABLE AREA
     EXPIRATION                LEASES       (SQUARE FEET)    EXPIRING LEASES     LEASES(1)         LEASES         EXPIRING(1)
   --------------           ------------    ------------     ---------------    ------------    ------------    --------------
1999 ...................              94         652,502(2)             6.3%    $ 14,980,885             6.5%    $      22.96
2000 ...................             168       1,767,381               17.1       36,777,285            15.8            20.81
2001 ...................             141       1,164,912               11.3       24,688,999            10.6            21.19
2002 ...................             115       1,031,775               10.0       24,975,464            10.8            24.21
2003 ...................              88       1,158,667               11.2       22,694,047             9.8            19.59
2004 ...................              80         867,285                8.4       21,828,912             9.4            25.17
2005 ...................              20       1,199,492               11.6       25,588,845            11.0            21.33
2006 ...................              13         223,326                2.2        5,784,130             2.5            25.90
2007 ...................              13         558,608                5.4       13,529,447             5.8            24.22
2008 ...................              11         571,209                5.5       14,113,446             6.1            24.71
2009 and thereafter ....               9       1,132,649               11.0       27,128,918            11.7            23.95
                            ------------    ------------       ------------     ------------    ------------     ------------
Totals .................             752      10,327,806              100.0%    $232,090,378           100.0%    $      22.47
                            ============    ============       ============     ============    ============     ============

-----------------------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

(2) As of September 30, 1999, leases have been signed for approximately 364,193 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after September 30, 1999.

HOUSTON OFFICE PROPERTIES

                                                                                                PERCENTAGE
                                                                                                 OF TOTAL           ANNUAL
                                            NET RENTABLE                                          ANNUAL         FULL-SERVICE
                                                AREA         PERCENTAGE OF       ANNUAL        FULL-SERVICE        RENT PER
                             NUMBER OF      REPRESENTED        LEASED NET      FULL-SERVICE        RENT             SQUARE
                            TENANTS WITH    BY EXPIRING       RENTABLE AREA     RENT UNDER      REPRESENTED      FOOT OF NET
   YEAR OF LEASE              EXPIRING         LEASES         REPRESENTED BY     EXPIRING       BY EXPIRING     RENTABLE AREA
     EXPIRATION                LEASES       (SQUARE FEET)    EXPIRING LEASES     LEASES(1)         LEASES         EXPIRING(1)
   --------------           ------------    ------------     ---------------    ------------    ------------    --------------
1999 ...................              86         628,679(2)             6.7%    $ 10,015,829             5.6%    $      15.93
2000 ...................             136         783,040                8.3       12,458,252             7.0            15.91
2001 ...................             132       1,658,458               17.6       28,467,363            16.0            17.16
2002 ...................             149       1,166,984               12.4       21,245,614            11.9            18.21
2003 ...................              98         878,917                9.3       15,795,847             8.9            17.97
2004 ...................              86       1,697,124               18.0       31,698,292            17.8            18.68
2005 ...................              18         194,584                2.1        3,731,596             2.1            19.18
2006 ...................               9         310,229                3.3        5,823,114             3.3            18.77
2007 ...................               6         476,874                5.1        9,434,382             5.3            19.78
2008 ...................               7         183,719                2.0        3,238,829             1.8            17.63
2009 and thereafter ....              10       1,437,952               15.2       36,288,800            20.3            25.24
                            ------------    ------------       ------------     ------------    ------------     ------------
Totals .................             737       9,416,560              100.0%    $178,197,918           100.0%    $      18.92
                            ============    ============       ============     ============    ============     ============

---------------------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

(2) As of September 30, 1999, leases have been signed for approximately 554,939 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after September 30, 1999.

RETAIL PROPERTIES

         The Company owns seven Retail Properties, which in the aggregate contain approximately 779,000 net rentable square feet. Four of the Retail Properties, The Woodlands Retail Properties, with an aggregate of approximately 358,000 net rentable square feet (remeasured), are located in The Woodlands, a master-planned development located 27 miles north of downtown Houston, Texas. The Company has a 75% limited partner interest and an approximately 10% indirect general partner interest in the partnership that owns The Woodlands Retail Properties. Two of the Retail Properties, Las Colinas Plaza, with approximately 135,000 net rentable square feet, and The Crescent Atrium with approximately 95,000 net rentable square feet, are located in submarkets of Dallas, Texas. The remaining Retail Property, The Park Shops at Houston Center, with an aggregate of approximately 191,000 net rentable square feet, is located in the CBD submarket of Houston, Texas. As of September 30, 1999, the Retail Properties were 95% leased.

HOTEL PROPERTIES

HOTEL PROPERTIES TABLES

         The following table shows certain information for the nine months ended September 30, 1999 and 1998, about the Company's Hotel Properties. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination health and fitness resorts that measure their performance based on available guest nights.

                                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -------------------------------------------------------

                                                                             AVERAGE               AVERAGE          REVENUE PER
                                                                            OCCUPANCY               DAILY            AVAILABLE
                                               YEAR                            RATE                 RATE                ROOM
                                             COMPLETED/                   ---------------      --------------      --------------
  HOTEL PROPERTY(1)          LOCATION        RENOVATED       ROOMS       1999       1998       1999      1998      1999      1998
  --------------             --------        ---------       -----       ----       ----       ----      ----      ----      ----
FULL-SERVICE/LUXURY HOTELS:
Denver Marriott City Center  Denver, CO      1982/1994         613         81%        81%      $125      $126      $100      $102
Four Seasons Hotel-Houston   Houston, TX     1982              399         65         65        197       179       128       116
Hyatt Regency Albuquerque    Albuquerque, NM 1990              395         69         70        105       102        72        71
Omni Austin Hotel            Austin, TX      1986              362(2)      79         80        123       114        96        90
Hyatt Regency Beaver Creek   Avon, CO        1989              276         75         72        254       240       191       173
Sonoma Mission Inn & Spa     Sonoma, CA      1927/1987/1997    178(3)      82         84        218       230       178       193
Ventana Country Inn          Big Sur, CA     1975/1982/1988     62         80         58(4)     371       380       297       221(4)
Renaissance Houston Hotel    Houston, TX     1975              389         63         68         94        92        59        63
                                                             -----       ----       ----       ----      ----      ----      ----

     TOTAL/WEIGHTED AVERAGE                                  2,674         73%        74%      $156      $150      $114      $110
                                                             =====       ====       ====       ====      ====      ====      ====


DESTINATION HEALTH &                                       GUESTNIGHTS
FITNESS RESORTS:                                           -----------
Canyon Ranch-Tucson          Tucson, AZ      1980              250(5)
Canyon Ranch-Lenox           Lenox, MA       1989              212(5)
                                                             =====

     TOTAL/WEIGHTED AVERAGE                                    462         88%(6)     87%(6)   $529(7)   $493(7)   $446(8)   $414(8)
                                                             =====       ====       ====       ====      ====      ====      ====

     -------------------------------

     (1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Hotel Properties and has leased all of the Hotel Properties, except the Omni Austin Hotel, to COI pursuant to long term leases. As of January 1, 1999, the Omni Austin Hotel is leased pursuant to a separate long term lease to an unrelated third party.

     (2) As of September 30, 1999, 48 condominiums have been converted to hotel suites.

     (3) In February 1999, 20 rooms were taken out of commission for construction of the spa.

     (4) Temporarily closed from February 1, 1998 through May 1, 1998 due to flooding in the region, affecting the roadway passage to the hotel.

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

REFRIGERATED STORAGE PROPERTIES

REFRIGERATED STORAGE PROPERTIES TABLE

         The following table shows the number and aggregate size of Refrigerated Storage Properties leased to the newly formed partnership, the Refrigerated Storage Operating Partnership, by state as of September 30, 1999:

                                   TOTAL CUBIC         TOTAL                                     TOTAL CUBIC      TOTAL
                  NUMBER OF          FOOTAGE        SQUARE FEET                  NUMBER OF         FOOTAGE      SQUARE FEET
     STATE       PROPERTIES(1)    (IN MILLIONS)    (IN MILLIONS)    STATE      PROPERTIES(1)    (IN MILLIONS)  (IN MILLIONS)
     -----       -------------    -------------    -------------    -----      -------------    -------------  -------------
Alabama               4                9.4              0.3       Mississippi         1                 4.7          0.2
Arizona               1                2.9              0.1       Missouri(2)         2                37.9          2.2
Arkansas              6               33.1              1.0       Nebraska            2                 4.4          0.2
California            9               28.6              1.1       New York            1                11.8          0.4
Colorado              2                3.4              0.1       North Carolina      3                 8.5          0.3
Florida               5                7.5              0.3       Oklahoma            2                 2.1          0.1
Georgia               7               44.5              1.6       Oregon              6                40.4          1.7
Idaho                 2               18.7              0.8       Pennsylvania        2                27.4          0.9
Illinois              2               11.6              0.4       South Carolina      1                 1.6          0.1
Indiana               1                9.1              0.3       South Dakota        1                 2.9          0.1
Iowa                  2               12.5              0.5       Tennessee           3                10.6          0.4
Kansas                2                5.0              0.2       Texas               2                 6.6          0.2
Kentucky              1                2.7              0.1       Utah                1                 8.6          0.4
Maine                 1                1.8              0.2       Virginia            2                 8.7          0.3
Massachusetts         6               15.2              0.7       Washington          6                28.7          1.1
                                                                  Wisconsin           3                17.4          0.7
                                                                                    ---              ------        -----

                                                                  TOTAL              89(3)            428.3(3)      17.0(3)
                                                                                    ===              ======        =====


-----------------------------

(1) As of September 30, 1999, the Refrigerated Storage Partnerships and the Refrigerated Storage Corporations directly or indirectly owned real estate assets associated with the Refrigerated Storage Properties. The business operations associated with the Refrigerated Storage Properties are owned by the recently formed Refrigerated Storage Operating Partnership, in which the Company has no interest. The Company holds an indirect 39.6% interest in the Refrigerated Storage Partnerships which are entitled to receive lease payments (base rent and percentage rent) from the Refrigerated Storage Operating Partnership.

(2) Missouri has an underground storage facility, with approximately 33.1 million cubic feet.

(3) As of September 30, 1999, the Refrigerated Storage Operating Partnership operated 103 refrigerated storage properties with an aggregate of approximately 514.4 million cubic feet (19.8 million square feet).

RESIDENTIAL DEVELOPMENT PROPERTIES

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

         The following table shows certain information as of September 30, 1999, relating to the Residential Development Properties.

                                                                                                                       AVERAGE
                                                                                                 TOTAL      TOTAL      CLOSED
                   RESIDENTIAL                                        RESIDENTIAL     TOTAL    LOTS/UNITS LOTS/UNITS    SALE
  RESIDENTIAL      DEVELOPMENT                                        DEVELOPMENT     LOTS/    DEVELOPED   CLOSED      PRICE
  DEVELOPMENT      PROPERTIES              TYPE OF                    CORPORATION'S   UNITS      SINCE      SINCE      PER Lot/
  CORPORATION(1)      (RDP)                 RDP(2)      LOCATION      OWNERSHIP %    PLANNED   INCEPTION  INCEPTION   UNIT($)(3)
  --------------   -----------             -------      --------      -----------    -------   ---------  ---------  ----------
Desert Mountain   Desert Mountain             SF       Scottsdale, AZ       93.0%      2,665      2,210      1,900    470,000(5)
    Development                                                                     --------   --------   --------
    Corp.

The Woodlands     The Woodlands               SF       The Woodlands, TX    42.5%     36,845     21,356     20,182     49,554
    Land Company                                                                    ========   ========   ========
    Inc.

Crescent          Villa Montane
    Development       Townhomes               TH       Avon, CO             30.0%         27(6)      27         25  1,125,000
    Management    Villa Montane
    Corp.             Club                    TS       Avon, CO             30.0%         38         38         37     60,000(7)
                  Deer Trail                  SFH      Avon, CO             60.0%         16(6)       8          8  2,930,000
                  Buckhorn
                       Townhomes              TH       Avon, CO             60.0%         24(6)      19         19  1,300,000
                  Bear Paw Lodge              CO       Avon, CO             60.0%         53(6)       7          7  1,675,000
                  Eagle Ranch                 SF       Eagle, CO            60.0%      1,100(6)      --         --        N/A
                  Main Street
                        Junction              CO       Breckenridge,CO      60.0%         36(6)      --         --        N/A
                  Riverbend/
                        Valleydale            SF       Charlotte, NC        60.0%        915(6)      --         --        N/A
                  Three Peaks
                         (Eagle's Nest)       SF       Silverthorne, CO     30.0%        391(6)      36         36    213,000
                                                                                    --------   --------   --------

TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.                                            2,600        135        132
                                                                                    --------   --------   --------


Mira Vista        MiraVista                   SF       Fort Worth,TX       100.0%        757        693        539     98,000
    Development   The Highlands               SF       Breckenridge,CO      12.3%        750        317        305    143,000
    Corp.                                                                           --------   --------   --------

TOTAL MIRA VISTA DEVELOPMENT CORP.                                                     1,507      1,010        844
                                                                                    --------   --------   --------



Houston Area      FalconPoint                 SF       Houston,TX          100.0%      1,205        556        512     31,000
    Development   SpringLakes                 SF       Houston,TX          100.0%        536        161         98     28,000
    Corp.                                                                           --------   --------   --------


TOTAL HOUSTON AREA DEVELOPMENT CORP.                                                   1,741        717        610
                                                                                    --------   --------   --------

               TOTAL                                                                  45,358     25,428     23,668
                                                                                    ========   ========   ========


                   RESIDENTIAL                      RANGE OF
  RESIDENTIAL      DEVELOPMENT                       PROPOSED
  DEVELOPMENT      PROPERTIES                       SALE PRICES
  CORPORATION(1)      (RDP)                     PER LOT/UNIT($)(4)
  --------------   -----------               -----------------------
Desert Mountain   Desert Mountain             375,000 - 3,000,000(5)
    Development
    Corp.

The Woodlands     The Woodlands                15,300 -   500,000
    Land Company
    Inc.

Crescent          Villa Montane
    Development       Townhomes             1,325,000 - 1,355,000
    Management    Villa Montane
    Corp.             Club                     18,000 -   150,000(7)
                  Deer Trail                2,695,000 - 4,075,000
                  Buckhorn
                       Townhomes            1,420,000 - 1,870,000
                  Bear Paw Lodge              665,000 - 2,025,000
                  Eagle Ranch                  80,000 -   150,000
                  Main Street
                        Junction              300,000 -   580,000
                  Riverbend/
                        Valleydale             23,000 -    30,000
                  Three Peaks
                         (Eagle's Nest)       135,000 -   425,000


TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.



Mira Vista        MiraVista                    50,000 -   265,000
    Development   The Highlands                55,000 -   450,000
    Corp.

TOTAL MIRA VISTA DEVELOPMENT CORP.




Houston Area      FalconPoint                  22,000 -    60,000
    Development   SpringLakes                  22,000 -    33,000
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

     (6) As of September 30, 1999, 1 unit was under contract at Villa Montane Townhomes representing $1.3 million in sales, 2 units were under contract at Deer Trail representing $5.5 million in sales, 5 units were under contract at Buckhorn Townhomes representing $7.9 million in sales, 27 units were under contract at Bear Paw Lodge representing $34.0 million in sales, 148 lots were under contract at Eagle Ranch representing $18.9 million in sales, 16 units were under contract at Main Street Junction representing $7.4 million in sales, 244 lots (bulk sale undeveloped lots) were under contract at Valleydale representing $1.5 million in sales, and 56 lots were under contract at Three Peaks representing $12.9 million in sales.

     (7)  Represents amounts per timeshare (1/20 of a timeshare unit).

BEHAVIORAL HEALTHCARE PROPERTIES

BEHAVIORAL HEALTHCARE PROPERTIES TABLE

         The following table shows the number of properties and beds by state of the 87 Behavioral Healthcare Properties as of September 30, 1999:

                    NUMBER OF    NUMBER OF                       NUMBER OF        NUMBER OF
 STATE          PROPERTIES(1)(2)   BEDS       STATE          PROPERTIES(1)(2)       BEDS
 -----          ---------------- ---------    -----          -----------------    ---------
Alabama                 1            70     Mississippi            2                217
Arkansas                2           109     North Carolina         4                410
Arizona                 2           170     New Hampshire          2                100
California              8           649     New Jersey             1                150
Delaware                1            72     Nevada                 1                 84
Florida                12           648     Pennsylvania           1                169
Georgia                15           986     South Carolina         3                248
Indiana                 7           517     Tennessee              1                204
Kansas                  2           160     Texas                  9                816
Kentucky                3           251     Utah                   2                196
Maryland                1             0     Virginia               3                285
Minnesota               1            40     Wisconsin              2                160
Missouri                1            96                        -----              -----
                                               TOTAL              87              6,807
                                                               =====              =====

-------------------

     (1) The Behavioral Healthcare Properties include 87 properties in 25 states that are leased to CBHS. One property was sold in January 1999. CBHS was formed to operate the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan, 90% of common shares and 100% preferred shares by COI.

     (2)  The property in Louisiana was closed in the second quarter of 1999.

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

         For non-IT systems, the Company has completed its comprehensive review of computer hardware and software in mechanical systems and has developed a program to repair or replace non-IT systems that are not year

2000 compliant. As of November 1, 1999, approximately 99% of the systems have been deemed compliant based upon manufacturers' statements, and the combined research efforts of a retained outside specialist company, retained technology consultants, and third party vendors. The remaining 1% have been reviewed and plans are in place to upgrade or remediate these systems prior to November 30, 1999. Management does not believe that the resolution of any problems with respect to these systems will have a material adverse effect on the Company's financial condition or results of operations. The Company's non-IT systems or embedded technology are primarily property-related and include escalator and elevator service, building automation (e.g., energy management and HVAC systems), security access systems, fire and life safety systems.

         The Company believes that potential exposure lies with third parties, such as its tenants, vendors, financial institutions and the Company's transfer agent and unaffiliated joint venture partners. The Company depends on its tenants for rents and cash flows, its financial institutions for availability of cash, its transfer agent to maintain and track investor information, its vendors for day-to-day services and its unaffiliated joint venture partners for operations and management of certain of the Company's Properties. If any of these third parties are unable to meet their obligations to the Company because of the year 2000 problem, such a failure may have a material adverse effect on the financial condition or results of operations of the Company. The Company is actively pursuing information from third parties regarding their year 2000 compliance status. As of November 1, 1999, 97% of the third parties who have responded to inquiries are either compliant, are employing plans to bring themselves into compliance, or do not have any issues with year 2000 date sensitivity. Although the Company continues to work with third parties in order to attempt to eliminate its year 2000 concerns, the cost and timing of the third party year 2000 compliance is not within the Company's control, and no assurance can be given with respect to the cost and timing of these third-party efforts or the potential effects of any failure to comply.

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

         The Company currently believes that it will have performed all year 2000 compliance testing and completed its remedial measures on its IT and non-IT systems on or before November 30, 1999. Based on the progress the Company has made in addressing the Company's year 2000 issues and its plan and timeline to complete its compliance program, at this time, the Company does not foresee significant risks associated with the Company's year 2000 compliance. Management does not believe that the year 2000 issue will pose significant problems in its IT or non-IT systems, or that resolution of any potential problems with respect to these systems will have a material adverse effect on the Company's financial condition or results of operations. Management believes that the year 2000 risks to the Company's financial condition or results of operations associated with a failure of non-IT systems is immaterial, due to the fact that each of the Company's Properties has, for the most part, separate non-IT systems. Accordingly, a year 2000 problem that is experienced at one Property generally should have no effect on the other Company Properties. In addition, management believes that the Company has sufficient time to correct those system problems within its control before the year 2000. Because the Company's major source of income is rental payments under long-term leases, a failure of the Company's mission-critical IT systems is not expected to have a material adverse effect on the Company's financial condition or results of operations. Even if the Company were to experience problems with its IT systems, the payment of rent under the leases would not be excused. In addition, the Company expects to correct those IT system problems within its control before the year 2000, thereby minimizing or avoiding the increased cost of correcting problems after the fact.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's use of financial instruments, such as debt instruments, subject the Company to market risk which may affect the Company's future earnings and cash flows as well as the fair value of its assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. The Company manages its market risk by attempting to match anticipated inflow of cash from its operating, investment and financing activities with anticipated outflow of cash to fund debt payments, distributions to shareholders, investments, capital expenditures and other cash requirements. The Company does not enter into financial instruments for trading purposes.

         The following discussion of market risk is based solely on hypothetical changes in interest rates related to the Company's variable rate debt. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.

Interest Rate Risk

         The Company's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable rate debt. The Company had total outstanding debt of approximately $2.7 billion at September 30, 1999, of which approximately $1.2 billion, or 44%, was variable rate debt. The weighted average interest rate on such variable rate debt was 7.64% as of September 30, 1999. A 10% (76.4 basis point) increase in the weighted average interest rate on such variable rate debt would result in an annual decrease in net income and cash flows of approximately $9.2 million based on the variable rate debt outstanding as of September 30, 1999, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (76.4 basis point) decrease in the weighted average interest rate on such variable rate debt would result in an annual increase in net income and cash flows of approximately $9.2 million based on the variable rate debt outstanding as of September 30, 1999, as a result of the decreased interest expense associated with the change in rate.

         Effective September 1, 1999, the Company entered into a four-year interest rate swap agreement for a notional amount of $200 million. The swap agreement is designed to mitigate the impact of changes in interest rates on $200 million of the Company's $1.2 billion of variable rate debt.

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

                 10.01 Second Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of November 1, 1997, as amended (filed as Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the "1999 2Q 10-Q") and incorporated herein by reference)

                 10.02 Noncompetition Agreement of Richard E. Rainwater, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit 10.02 to the 1997 10-K and incorporated herein by reference)

                 10.03 Noncompetition Agreement of John C. Goff, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit 10.03 to the 1997 10-K and incorporated herein by reference)

                 10.04 Employment Agreement with John C. Goff, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed as Exhibit 10.05 to the 1997 10-K and incorporated herein by reference)

                 10.05 Amendment No. 5 to the Goff Employment Agreement, dated March 10, 1998 (filed as Exhibit 10.29 to the Form S-4 and incorporated herein by reference)

                 10.06 Employment Agreement of Gerald W. Haddock, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed as Exhibit 10.06 to the 1997 10-K and incorporated herein by reference)

                 10.07 Amendment No. 5 to the Haddock Employment Agreement, dated March 1, 1999 (filed as Exhibit No. 10.09 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K") and incorporated herein by reference)

                 10.08 Form of Officers' and Trust Managers' Indemnification Agreement as entered into between the Registrant and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Form S-4 and incorporated herein by reference)

                 10.09 Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit No. 10.07 to the Registrant's Registration Statement on Form S-11 (File No. 33-75188) (the "Form S-11") and
                            incorporated herein by reference)

                 10.10 Crescent Real Estate Equities, Ltd. First Amended and Restated 401(k) Plan, as amended (filed as Exhibit No. 10.12 to the 1998 10-K and incorporated herein by reference)

                 10.11 Second Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as Exhibit 10.13 to the Form S-4 and incorporated herein by reference)

                 10.12 Amended and Restated 1995 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit 99.01 to the Registrant's Registration Statement on Form S-8 (File No. 333-3452) and incorporated herein by reference)

                 10.13 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit
                            10.01 to the Registrant's Current Report on Form 8-K dated and filed September 27, 1996 and incorporated herein by reference)

                 10.14 Master Lease Agreement, dated June 16, 1997, as amended, between Crescent Real Estate Funding VII, L.P. and Charter Behavioral Health Systems, LLC and its subsidiaries, relating to the Magellan Facilities (filed as Exhibit 10.27 to the 1997 10-K and incorporated herein by reference)

                 10.15 Fifth Amended and Restated Revolving Credit Agreement, dated June 30, 1998, among Crescent Real Estate Limited Partnership, BankBoston, N.A. and the other banks named therein (filed as Exhibit 10.17 to the 1998 2Q 10-Q and incorporated herein by reference)

                 10.16 Intercompany Agreement, dated June 3, 1997, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

                 10.17 Form of Registration Rights, Lock-Up and Pledge Agreement (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

                 10.18      Agreement dated June 11, 1999 by and between Gerald
                            W. Haddock and Crescent Real Estate Equities
                            Company, Crescent Real Estate Equities Limited Partnership and Crescent Real Estate Equities, Ltd. (incorporated as exhibit 10.19 to the 1999 2Q 10-Q and incorporated herein by reference)

                 27.01      Financial Data Schedule (filed herewith)

         (b)   Reports on Form 8-K

               None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CRESCENT REAL ESTATE EQUITIES COMPANY



                                     /s/ John C. Goff
                                     ------------------------------------------
Date: November 15, 1999              John C. Goff, Vice Chairman of the Board,
      ------------------------       President and Chief Executive Officer






                                     /s/ Jerry R. Crenshaw
                                     ------------------------------------------
Date: November 15, 1999              Jerry R. Crenshaw, Senior Vice President
      ------------------------       and Chief Financial Officer (Principal
                                     Financial and Accounting Officer)

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

                 10.01      Second Amended and Restated Agreement of Limited
                            Partnership of Crescent Real Estate Equities Limited
                            Partnership, dated as of November 1, 1997, as amended (filed as Exhibit 10.01 to the Registrant's
                            Quarterly Report on Form 10-Q for the quarter ended
                            June 30, 1999 (the "1999 2Q 10-Q") and incorporated herein by reference)

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

                 10.04 Employment Agreement with John C. Goff, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed as Exhibit 10.05 to the 1997 10-K and incorporated herein by reference)

                 10.05 Amendment No. 5 to the Goff Employment Agreement, dated March 10, 1998 (filed as Exhibit 10.29 to the
                            Form S-4 and incorporated herein by reference)

                 10.06 Employment Agreement of Gerald W. Haddock, as assigned to Crescent Real Estate Equities Limited
                            Partnership on May 5, 1994, and as further amended
                            (filed as Exhibit 10.06 to the 1997 10-K and incorporated herein by reference)

                 10.07 Amendment No. 5 to the Haddock Employment Agreement, dated March 1, 1999 (filed as Exhibit No. 10.09 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K") and incorporated herein by reference)

                 10.08      Form of Officers' and Trust Managers'
                            Indemnification Agreement as entered into between the Registrant and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Form S-4 and incorporated herein by reference)

                 10.09      Crescent Real Estate Equities Company 1994 Stock
                            Incentive Plan (filed as Exhibit No. 10.07 to the
                            Registrant's Registration Statement on Form S-11
                            (File No. 33-75188) (the "Form S-11") and
                            incorporated herein by reference)

                 10.10 Crescent Real Estate Equities, Ltd. First Amended and Restated 401(k) Plan, as amended (filed as Exhibit No. 10.12 to the 1998 10-K and incorporated herein by reference)

                 10.11      Second Amended and Restated 1995 Crescent Real
                            Estate Equities Company Stock Incentive Plan (filed as Exhibit 10.13 to the Form S-4 and incorporated herein by reference)

                 10.12      Amended and Restated 1995 Crescent Real Estate
                            Equities Limited Partnership Unit Incentive Plan
                            (filed as Exhibit 99.01 to the Registrant's
                            Registration Statement on Form S-8 (File No.
                            333-3452) and incorporated herein by reference)

                 10.13      1996 Crescent Real Estate Equities Limited
                            Partnership Unit Incentive Plan (filed as Exhibit
                            10.01 to the Registrant's Current Report on Form 8-K dated and filed September 27, 1996 and incorporated herein by reference)

                 10.14 Master Lease Agreement, dated June 16, 1997, as amended, between Crescent Real Estate Funding VII,
                            L.P. and Charter Behavioral Health Systems, LLC and its subsidiaries, relating to the Magellan
                            Facilities (filed as Exhibit 10.27 to the 1997 10-K and incorporated herein by reference)

                 10.15      Fifth Amended and Restated Revolving Credit
                            Agreement, dated June 30, 1998, among Crescent Real
                            Estate Limited Partnership, BankBoston, N.A. and the other banks named therein (filed as Exhibit 10.17 to the 1998 2Q 10-Q and incorporated herein by reference)

                 10.16      Intercompany Agreement, dated June 3, 1997, between
                            Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No.
                            333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

                 10.17      Form of Registration Rights, Lock-Up and Pledge
                            Agreement (filed as Exhibit No. 10.05 to the Form
                            S-11 and incorporated herein by reference)

                 10.18      Agreement dated June 11, 1999 by and between Gerald
                            W. Haddock and Crescent Real Estate Equities
                            Company, Crescent Real Estate Equities Limited
                            Partnership and Crescent Real Estate Equities, Ltd.
                            (incorporated as exhibit 10.19 to the 1999 2Q 10-Q and incorporated herein by reference)

                 27.01      Financial Data Schedule (filed herewith)