Form 10-K
period 1999-12-31
CRESCENT REAL ESTATE EQUITIES CO
filed 2000-04-07
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
       (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

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

               (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code (817) 321-2100
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                Name of Each Exchange
Title of each class:                                             on Which Registered:
--------------------                                            ---------------------
Common Shares of Beneficial Interest par value $.01 per share   New York Stock Exchange

6 3/4% Series A Convertible Cumulative Preferred Shares of
  Beneficial Interest par value $.01 per share                  New York Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                             YES [X]      NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 24, 2000, the aggregate market value of the 113,005,779 common shares and 8,000,000 preferred shares held by non-affiliates of the registrant was approximately $2.1 billion, based upon the closing price of $17 15/16 for common shares and $14 for preferred shares on the New York Stock Exchange.

Number of Common Shares outstanding as of March 24, 2000:       121,645,289
Number of Preferred Shares outstanding as of March 24, 2000:      8,000,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Registrant's 2000 Annual Meeting of Shareholders to be held in June 2000 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                   PART I.

Item 1.    Business..............................................................................        2
Item 2.    Properties............................................................................       17
Item 3.    Legal Proceedings.....................................................................       29
Item 4.    Submission of Matters to a Vote of Security Holders...................................       29


                                                  PART II.

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters.................       30
Item 6.    Selected Financial Data...............................................................       32
Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       33
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk............................       60
Item 8.    Financial Statements and Supplementary Data...........................................       62
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..................................................................      101


                                                  PART III.

Item 10.   Trust Managers and Executive Officers of the Registrant...............................      101
Item 11.   Executive Compensation................................................................      102
Item 12.   Security Ownership of Certain Beneficial Owners and Management........................      102
Item 13.   Certain Relationships and Related Transactions........................................      102


                                                  PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................      102

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

         Crescent Real Estate Equities Company ("Crescent Equities") operates as a real estate investment trust (a "REIT") for federal income tax purposes, and, together with its subsidiaries, is a fully integrated real estate company. The Company, as defined below, provides management, leasing and development services with respect to some of its properties.

         The term "Company" includes, unless the context otherwise requires, Crescent Equities, a Texas REIT, and all of its direct and indirect subsidiaries.

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

         Crescent Equities conducts all of its business directly through the Operating Partnership and its other subsidiaries. The Company is structured to facilitate and maintain its qualification as a REIT. This structure permits persons contributing properties (or interests in properties) to the Company to defer some or all of the tax liability that they otherwise might have incurred in connection with the sale of assets to the Company.

         See Note 1. Organization and Basis of Presentation of Item 8. Financial Statements and Supplementary Data for a table that lists the principal subsidiaries of Crescent Equities and the Properties owned by such subsidiaries.

         As of December 31, 1999, the Company's assets and operations were composed of five major investment segments:

         o        Office and Retail Segment;

         o        Hospitality Segment;

         o        Residential Development Segment;

         o        Temperature-Controlled Logistics Segment; and

         o        Behavioral Healthcare Segment.

         Within these segments, the Company owned directly or indirectly the following real estate assets (the "Properties") as of December 31, 1999:

         o OFFICE AND RETAIL SEGMENT consisted of 89 office properties (collectively referred to as the "Office Properties") located in 31 metropolitan submarkets in nine states, with an aggregate of approximately 31.8 million net rentable square feet, and seven retail properties (collectively referred to as the "Retail Properties") with an aggregate of approximately
                  0.8 million net rentable square feet. See "Industry Segments - Office and Retail Segment - Recent Developments - Property Dispositions" for a description of the disposition of six of the Office Properties and four of the Retail Properties subsequent to December 31, 1999.

         o HOSPITALITY SEGMENT consisted of five upscale business class hotels with a total of 2,168 rooms, three luxury resorts and spas with a total of 516 rooms and two Canyon Ranch destination fitness resorts and spas that can accommodate up to 462 guests daily (collectively referred to as the "Hotel Properties"). All Hotel Properties, except the Omni Austin Hotel, are leased to subsidiaries of Crescent Operating, Inc. ("COI"). The Omni Austin Hotel is leased to HCD Austin Corporation.

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Company's ownership of real estate mortgages and non-voting common stock representing interests ranging from 40% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, currently own 14 residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT (FORMERLY THE REFRIGERATED STORAGE SEGMENT) consisted of the Company's indirect 39.6% interest in three partnerships (collectively referred to as the "Temperature-Controlled Logistics Partnerships"), each of which owns one or more corporations or limited liability companies (collectively referred to as the "Temperature-Controlled Logistics Corporations") which, as of December 31, 1999, directly or indirectly owned 89 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 428.3 million cubic feet (17.0 million square feet). This segment was restructured in 1999, and the new ownership structure was effective as of March 12, 1999.

         o BEHAVIORAL HEALTHCARE SEGMENT consisted of 88 properties in 24 states (collectively referred to as the "Behavioral Healthcare Properties") that were leased to Charter Behavioral Health Systems, LLC ("CBHS") and its subsidiaries. CBHS was formed to operate the behavioral healthcare business located at the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan Health Services, Inc. ("Magellan") and 90% by COI and an affiliate of COI. On February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. Of the 88 Behavioral Healthcare Properties, 37 are designated as the "Core Properties" for the conduct of CBHS's business and remain subject to the master lease. Since December 31, 1999, CBHS has ceased or is planning to cease operations at the remaining 51 Behavioral Healthcare Properties which are designated as the "Non-Core Properties" and the Company is actively marketing these Properties for sale. From January 1 through March 24, 2000, the Company sold 11 of these Behavioral Healthcare Properties and entered into contracts or letters of intent to sell an additional six of these Behavioral Healthcare Properties. The Company intends to sell the remaining 37 Core Behavioral Healthcare Properties or lease them to new tenants. See "Industry Segments - Behavioral Healthcare Segment" for a description of the current status of CBHS and the Company's investment in the Behavioral Healthcare Properties.

         See Note 4. Segment Reporting of Item 8. Financial Statements and Supplementary Data for a table showing revenues and funds from operations for the years ended December 31, 1999, 1998 and 1997 and identifiable assets for each of these investment segments at December 31, 1999 and 1998.

                  BUSINESS OBJECTIVES AND OPERATING STRATEGIES

         The Company's business objective is to provide its shareholders with attractive but predictable growth in cash flow and underlying asset value. In addition, the Company seeks to create value by distinguishing itself as the leader in each of its investment segments through customer service and asset quality.

STRATEGIC PLAN

         In August 1999, the Company announced a strategic plan for the years 2000 - 2002. Under the plan, the Company is intently focused, during this period, on increasing:

         o        net asset value per share;

         o funds from operations and cash available for distribution per share; and

         o corresponding growth rates in net asset value per share, funds from operations and cash available for distribution per share.

         The strategic plan also includes short-term goals designed to meet these objectives. These short-term goals are to:

         o        resolve the issues surrounding the Behavioral Healthcare
                  Segment;

         o refinance 2000 and 2001 debt maturities and reduce exposure to variable-rate debt;

         o dispose of non-strategic or non-core assets within the investment segments;

         o market certain of the Office Properties for joint ventures; and

         o        engage in a share repurchase program.

OPERATING AND FINANCING STRATEGIES

         Based on management's assessment of current conditions in the real estate and financial markets, the Company will focus in 2000 on growth in revenues from its existing Property portfolio. The Company seeks to enhance its operating performance and financial position by:

         o continuing to operate the Office Properties as long-term investments, providing exceptional tenant services, improving occupancies, increasing in-place rents to market rates and seeking to increase revenues by providing tenants with a broad spectrum of additional services;

         o achieving a high tenant retention rate at the Office Properties through quality service, individualized attention to its tenants and active preventive maintenance programs;

         o        seeking to sell the non-core, non-strategic Office
                  Properties;

         o seeking to sell the Non-Core Behavioral Healthcare Properties and, in cooperation with CBHS, sell or lease the Core Behavioral Healthcare Properties;

         o seeking, over the next two years, to reduce the Company's investment in its upscale business class Hotel Properties;

         o optimizing the use of various sources of capital, including the refinancing of existing debt to extend debt maturities and to reducing exposure to variable-rate debt;

         o entering into venture arrangements with private equity partners under arrangements where the Company would hold a minority interest in the Properties and would continue to lease and manage the Properties;

         o repurchasing and retiring up to $500 million of common shares over the next two years;

         o entering into arrangements with other businesses, such as venture capital and technology firms, to exchange office space, which is difficult to lease due to location, size, or configuration, for an equity interest in those businesses, and

         o empowering management and employing compensation plans which are designed to continue to attract and retain the best talent available and are aligned with the interests of the Company's shareholders.

INVESTMENT STRATEGIES

         In 2000, the Company intends to focus primarily on assessing investment opportunities within each of its existing investment segments that are consistent with its long-term investment strategy of acquiring value investments at a significant discount to replacement cost in an environment where the Company believes values will appreciate to or above replacement cost and acquiring investments offering growth in cash flow after applying management skills, renovation and expansion capital, and strategic vision.

         The Company's investment strategies include:

         o        capitalizing on the luxury resorts and spas business through
                  (a) the formation of an investment partnership headed by one of the Company's former executives, which will acquire new resorts that can be converted into luxury spa destinations and operated under the "Sonoma Spa Resorts" brand and (b) investments in a management company which will operate and manage the property or assets of some of the Company's Hotel Properties as well as any new resort properties acquired by the investment partnership;

         o expansion of the Canyon Ranch franchise and capitalizing on the "Canyon Ranch" brand through the Company's indirect approximately 20% equity ownership (the Company has the opportunity to acquire an additional indirect 10% equity ownership through July 2000) in a management company that has all rights to develop and manage any new Canyon Ranch resorts or spa concepts, both in the United States and internationally;

         o seeking, within the Office Property segment, to provide tenants a broad spectrum of services, such as telecommunications services, by providing the vendors of those services with access to the tenants of the Company's Office Property portfolio in exchange for potential royalty income and an equity investment;

         o seeking private equity partners for joint ventures, in which the Company would invest for selected office property development; and

         o continuing to monetize current development through the Company's five Residential Development Corporations, and reinvesting in other land developments as capital is returned.

                                    EMPLOYEES

         As of March 24, 2000, the Company had 634 employees. None of these employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

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

         On December 17, 1999, President Clinton signed into law the REIT Modernization Act which will become effective after December 31, 2000, and contains a provision that would permit the Company to own and operate certain types of investments that are currently owned by COI. The REIT Modernization Act is expected to reduce the number of business opportunities that the Company would otherwise offer to COI pursuant to the Intercompany Agreement between the Company and COI, which provides each party with rights to participate in certain transactions. The Company has expressed an interest to COI in certain of the businesses currently owned or operated by COI that the REIT Modernization Act would allow the Company to own or operate. The Company is exploring alternatives with COI regarding a potential future transaction with respect to certain of COI's assets.

                              ENVIRONMENTAL MATTERS

         The Company and its Properties are subject to a variety of federal, state and local environmental, health and safety laws, including:

         o Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA");

         o        Resource Conservation & Recovery Act;

         o        Federal Clean Water Act;

         o        Federal Clean Air Act;

         o        Toxic Substances Control Act; and

         o        Occupational Safety & Health Act.

         The application of these laws to a specific property that the Company owns will be dependent on a variety of property-specific circumstances, including the former uses of the property and the building materials used at each property. Under certain environmental laws, principally CERCLA, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at the property. They may also be held liable to a governmental entity or third parties for property damage and for investigation and clean up costs such parties incur in connection with the contamination, whether or not the owner or operator knew of, or was responsible for, the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The owner or operator of a site also may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. Such costs or liabilities could exceed the value of the affected real estate. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

         Compliance by the Company with existing environmental, health and safety laws has not had a material adverse effect on the Company's financial condition and results of operations, and management does not believe it will have such an impact in the future. In addition, the Company has not incurred, and does not expect to incur any material costs or liabilities due to environmental contamination at Properties it currently owns or has owned in the past. However, the Company cannot predict the impact of new or changed laws or regulations on its current Properties or on properties that it may acquire in the future. Except as set forth below, the Company has no current plans for substantial capital expenditures with respect to compliance with environmental, health and safety laws.

                                INDUSTRY SEGMENTS

                            OFFICE AND RETAIL SEGMENT

OWNERSHIP STRUCTURE

         As of December 31, 1999, the Company owned 89 Office Properties located in 31 metropolitan submarkets in nine states, with an aggregate of approximately
31.8 million net rentable square feet and seven Retail Properties with an aggregate of approximately 0.8 million net rentable square feet. The Company, as lessor, has retained substantially all of the risks and benefits of ownership of the Office and Retail Properties and accounts for its leases as operating leases. Additionally, the Company provides management and leasing services for substantially all of its Office and Retail Properties. From January 1 through March 24, 2000, the Company sold six of the Office Properties and four of the Retail Properties. See "Recent Developments - Property Dispositions" below.

         See Item 2. Properties for more information about the Company's Office and Retail Properties, and Note 1. Organization and Basis of Presentation of
Item 8. Financial Statements and Supplementary Data for a table that lists the principal subsidiaries of the Company and the Properties owned by such subsidiaries.

MARKET INFORMATION

         The Office and Retail Properties reflect the Company's strategy of investing in premier assets within markets that have significant potential for rental growth. In selecting the Office and Retail Properties, the Company analyzed demographic and economic data to focus on markets expected to benefit from significant employment growth as well as corporate relocations. After identifying and analyzing attractive regional markets, the Company selected submarkets that it believed would be the major beneficiaries of this projected growth and that would integrate a premier office environment with quality of life features such as: affordable residential housing; an environment generally well-protected from crime; effective transportation systems; a significant concentration of retailing alternatives; and cultural centers, entertainment attractions and recreational facilities. Other factors the Company considered in selecting the submarkets in which its Office and Retail Properties are located included proximity to major airports and the relative aggressiveness of local governments in providing tax and other incentives designed to favor business. Currently, the Company's Office and Retail Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. The southwestern markets are expected to continue experiencing some of the strongest growth in the country being "demand-driven" markets because of high levels of in-migration by corporations and labor. Companies continue to migrate to the southwest with its friendly state and local governments, lower cost of living, outstanding transportation systems, strong educational base, and central United States location.

         Within its selected submarkets, the Company has focused on premier locations that management believes are able to attract and retain the highest quality tenants and command premium rents. In addition, several of the Office and Retail Properties benefit from improvements made by prior owners or developers beyond what currently could be justified by expected economic returns. Examples of these improvements, which should not materially increase the future operating cost of the Properties, are the inclusion of various amenities, the use of expensive materials and the addition of extensive landscaping. Such premier locations also tend to be more stable in downward property cycles. Consistent with its long-term investment strategies, the Company has sought transactions where it was able to acquire properties that have strong economic returns based on in-place tenancy and have a dominant position within the submarket due to quality and/or location. Accordingly, management's long-term investment strategy not only demands acceptable current cash flow return on invested capital, but also considers long-term cash flow growth prospects.

         The Company does not depend on a single or a few major customers within the Office and Retail segment, the loss of which would have a material adverse effect on the Company's financial condition or results of operations. Based on rental revenues from office and retail leases in effect as of December 31, 1999, no single tenant accounted for more than 4% of the Company's total Office and Retail segment rental revenues for 1999.

         The demographic conditions, economic conditions and trends (population growth and employment growth) favoring the markets in which the Company has invested are projected to continue to approximate or exceed the national averages (with the exception of: New Orleans, Louisiana; Omaha, Nebraska; and San Francisco, California), as illustrated in the following table. Subsequent to December 31, 1999, the Company disposed of its Office Property located in Omaha, Nebraska and one of its two Office Properties located in New Orleans, Louisiana and is actively marketing the remaining property in New Orleans, Louisiana for sale. See "Recent Developments - Property Dispositions" below.

    PROJECTED POPULATION GROWTH AND EMPLOYMENT GROWTH FOR ALL COMPANY MARKETS

                                                 Population            Employment
                                                  Growth                Growth
Metropolitan Statistical Area (MSA)              1999-2009             1999-2009
------------------------------------------      -----------            ----------
Albuquerque, NM                                         13.9%             24.4%
Austin, TX                                              22.7              26.3
Colorado Springs, CO                                    12.7              21.9
Dallas, TX                                              15.5              20.7
Denver, CO                                              12.7              26.0
Fort Worth, TX                                          19.2              22.8
Houston, TX                                             15.5              21.9
Miami, FL                                                9.3              16.8
New Orleans, LA                                          1.4              10.1
Omaha, NE                                                6.8              10.7
Phoenix, AZ                                             26.8              36.4
San Diego, CA                                           17.4              19.7
San Francisco, CA                                        6.4              12.9
Washington, D.C                                         10.1              21.5
UNITED STATES                                            8.4              13.6
------------------------------------------

Source:  Compiled from information published by RFA/Dismal Sciences, Inc.

         The Company applies a well-defined leasing strategy in order to capture the potential rental growth in the Company's portfolio of Office Properties as occupancy and rental rates increase with the continued recovery of the markets and the submarkets in which the Company has invested. The Company's strategy has been and continues to be based in part on identifying and making its investments in submarkets in which weighted average full-service rental rates (representing base rent after giving effect to free rent and scheduled rent increases that would be taken into account under generally accepted accounting principles ("GAAP") and including adjustments for expenses payable by or reimbursed from tenants) are significantly less than weighted average full-service replacement cost rental rates (the rate management estimates to be necessary to provide a return to a developer of a comparable, multi-tenant building sufficient to justify construction of new buildings) in that submarket. In calculating replacement cost rental rates, management relies on available third-party data and its own estimates of construction costs (including materials and labor in a particular market) and assumes replacement cost rental rates are achieved at a 95% occupancy level. The Company believes that the difference between the two rates is a useful measure of the additional revenue that the Company may be able to obtain from a property, because the difference should represent the amount by which rental rates would be required to increase in order to justify construction of new properties. For the Company's Office Properties, the weighted average full-service rental rate as of December 31, 1999 was $20.38 per square foot, compared to an estimated weighted average full-service replacement cost rental rate of $28.49 per square foot.

COMPETITION

         The Company's Office Properties, primarily Class A properties located within the Southwest, individually compete against a wide range of property owners and developers, including property management companies and other REITs, that offer space in similar types of office properties (for example, Class A and Class B properties). A number of these owners and developers may own more than one property. The number and type of competing properties in a particular market or submarket could have a material effect on the Company's ability to lease space and maintain or increase occupancy or rents in its existing Office Properties. Management believes, however, that the quality services and individualized attention that the Company offers its tenants, together with its active preventive maintenance program and superior building locations within markets, enhance the Company's ability to attract and retain tenants for its Office Properties. In addition, as of December 31, 1999, on a weighted average basis, the Company owned 16% of the Class A office space in the 30 submarkets in which the Company owned Class A office properties, and 9% of the Class B office space in the five submarkets in which the Company owned Class B office properties. Management believes that ownership of a significant percentage of office space in a particular market offers the Company the opportunity to reduce property operating expenses that the Company and its tenants pay, enhancing the Company's ability to attract and retain tenants and potentially resulting in increases in Company net revenues.

RECENT DEVELOPMENTS

Property Dispositions

         For the year ended December 31, 1999, the Company recognized an impairment loss of approximately $16.8 million on one Office Property held for disposition, which was sold during the first quarter of 2000. The impairment loss represented the difference between the carrying value of the Office Property and the sales price less costs of the sale. As of March 24, 2000, the Company completed the sale of six wholly-owned Office Properties, which were included in a group of ten Office Properties held for disposition at December 31, 1999, and were actively being marketed for sale. The sales generated approximately $146.6 million of net proceeds. Excluding the impairment loss on one of the six Office Properties held for disposition at December 31, 1999, the Company recognized a net gain of approximately $13.3 million in the first quarter of 2000, related to the sales of the other five Office Properties that were classified as held for disposition at December 31, 1999. In addition, the Company entered into contracts relating to the sale of two additional Office Properties. The sales of the additional Office Properties are expected to close by the end of the second quarter of 2000. Management expects to complete any economically justified sales of the remaining two Office Properties held for disposition at December 31, 1999 by the end of the second quarter of 2000. Management is currently in the process of evaluating the bids for the remaining Office Properties to determine their economic viability as well as the credit-worthiness of the potential purchasers and their ability to close the transactions. The disposition of these Office Properties remains subject to the negotiation of acceptable terms and other customary conditions.

         The Woodlands Commercial Properties Company, L.P., owned by the Company and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain property assets (multi-family, retail and office/venture tech portfolios), located in The Woodlands, which includes the Company's four Retail Properties and 12 Office Properties located in The Woodlands. The sale of the four Retail Properties located in The Woodlands, closed on January 5, 2000, generating net proceeds of approximately $49.8 million, of which the Company's portion was approximately $37.3 million and a net gain of approximately $9.0 million, of which the Company's portion was approximately $7.7 million. The sale of The Woodlands Office Properties, is expected to close in the second quarter of 2000.

Investment in Broadband Office, Inc.

         In October 1999, the Company, along with seven other real estate companies, joined with an unrelated third party venture capitalist as a founding shareholder in Broadband Office, Inc. ("Broadband"), a national telecommunications company. Broadband is dedicated to providing state of the art broadband telecommunications services to commercial office properties across the country. In addition to significantly improving the Company's office tenant amenity package to take advantage of evolving technologies, the Company received an equity interest and representation on the board of directors of Broadband in exchange for granting Broadband marketing access to the tenants within the Company's Office Property portfolio.

                               HOSPITALITY SEGMENT

OWNERSHIP STRUCTURE

         Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Hotel Properties. The Company has leased all of the Hotel Properties, except the Omni Austin Hotel, to subsidiaries of COI pursuant to nine separate leases. The Omni Austin Hotel has been leased, under a separate lease, to HCD Austin Corporation. Under the leases, each having a term of 10 years, the Hotel Property lessees have assumed the rights and obligations of the property owner under the respective management agreements with the hotel operators, as well as the obligation to pay all property taxes and other costs related to the Properties. The Company has agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under the applicable management agreements as part of each of the lease agreements for nine of the Hotel Properties. The only exception is Canyon Ranch-Tucson, in which the Hotel Property lessee owns all furniture, fixtures and equipment associated with the property and will fund all related capital expenditures.

         The leases provide for the payment by the Hotel Property lessees of all or a combination of the following:

         o base rent, with periodic rent increases if applicable (for 1999, base rent represented approximately 70% of total hotel rental revenues received from the hotel lessees);

         o percentage rent based on a percentage of gross hotel receipts or gross room revenues, as applicable, above a specified amount; and

         o a percentage of gross food and beverage revenues above a specified amount.

CRL INVESTMENTS, INC.

         The Company has a 95% economic interest, representing all of the non-voting stock in CRL Investments, Inc. ("CRL"), which has a 20% economic interest in CR License, LLC, the entity which owns the right to the future use of the "Canyon Ranch" name. CRL has the opportunity through July 2000 to pay $3.0 million to obtain an additional 10% interest in CR License, LLC. CRL also has an effective 60% economic interest in the Canyon Ranch Spa Club in the Venetian Hotel in Las Vegas, Nevada. The Canyon Ranch Spa Club opened in June 1999 and is the first project to expand the franchise value of the "Canyon Ranch" name.

         See Item 2. Properties for more information about the Company's Hotel Properties.

MARKET INFORMATION

         Average hotel room rental rates in the United States grew 4.0%, 4.4%, 6.2% and 6.3%, in 1999, 1998, 1997, and 1996, respectively. Within the luxury and upscale segments of the industry, average room rental rates increased approximately 3.3% from 1998 to 1999. Industry information was compiled from information published by Smith Travel Research.

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

COMPETITION

         Most of the Company's upscale business class Hotel Properties in Denver, Albuquerque, Austin and Houston are business and convention center hotels that compete against other business and convention center hotels. The Company believes, however, that its luxury resorts and spas and destination fitness resorts and spas are unique properties that have insignificant direct competitors due either to their high replacement cost or unique concept and location. The Hotel Properties do compete, to a limited extent, against business class hotels or middle-market resorts in their geographic areas, as well as against luxury resorts nationwide and around the world.

RECENT DEVELOPMENTS

         In February 2000, the Company entered into an agreement with Sanjay Varma, a former senior executive officer of the Company, to form an investment partnership which will seek luxury spa resorts and hotels to acquire and manage under the "Sonoma Spa Resorts" brand and concept. The Company and Mr. Varma acquired a 93% and 7% interest, respectively, in this new partnership. Mr. Varma has also established a new management company, which has contracted with COI to manage either the property or assets of the Company's existing portfolio of Hotel Properties (excluding the Canyon Ranch resorts and the Hyatt Regency Beaver Creek), in addition to new properties the investment partnership acquires. The Company currently holds a 30% non-voting interest in this management company.

         As part of its strategic plan, the Company will seek to reduce its investment in the upscale business class Hotel Properties over the next two years. However, these Hotel Properties are not currently being actively marketed for sale.

                         RESIDENTIAL DEVELOPMENT SEGMENT

OWNERSHIP STRUCTURE

         The Company owns economic interests in five Residential Development Corporations through the Residential Development Property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, currently own interests in 14 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

         See Item 2. Properties for more information about the Company's Residential Development Properties.

COMPETITION

         The Company's Residential Development Properties compete against a variety of other housing alternatives in each of their respective areas. These alternatives include other planned developments, single-family homes, condominiums, townhouses and non-owner occupied housing, such as luxury apartments. Management believes that The Woodlands Land Company, Inc., Crescent Development Management Corp. ("CDMC") and Desert Mountain Development Corp. ("Desert Mountain"), representing the Company's most significant investments in Residential Development Properties, contain certain features that provide competitive advantages to these developments. The Woodlands, which is an approximately 27,000-acre, master-planned residential and commercial community north of Houston, Texas, is unique among developments in the Houston area, because it functions as a self-contained community. Amenities contained in the development, which are not contained within other local developments, include a shopping mall, retail centers, office buildings, a hospital, a community college, places of worship, a conference center, 60 parks, 81 holes of golf, two man-made lakes and a performing arts pavilion. The Woodlands could be adversely affected by downturns in the Houston economy. CDMC was formed for investing in resort residential real estate and resort operating opportunities primarily in Colorado. Management believes CDMC does not have any direct competitors because the locations of the projects are unique, the land is limited and CDMC owns most of the land in each location. Desert Mountain, a luxury residential and recreational community in Scottsdale, Arizona, which also offers five 18-hole golf courses and tennis courts, does not have any significant direct competitors due in part to the types of amenities that it offers. Substantially all of the remaining residential lots for the four developments that traditionally have competed with Desert Mountain were sold during 1997. As a result, these developments have become resale communities that no longer compete with Desert Mountain in any significant respect.

RECENT DEVELOPMENTS

         On April 29, 1999, a partnership in which CDMC has a 64% economic interest finalized the purchase of Riverfront Park (previously known as "The Commons"), a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado for approximately $25 million. The development of Riverfront Park is expected to begin in the spring of 2000. The first phase will consist of one condominium project and two loft projects with prices ranging from $0.2 million to $2.5 million. One of the first residential projects, consisting of 71 lofts, commenced pre-selling in January 2000. As of March 24, 2000, contracts had been signed on 83% of the 71 lofts. In the first quarter of 2000, the partnership has entered into contracts relating to the sale of 9.7 acres of Riverfront Park, which is expected to close in the second quarter of 2000. The acreage is in close proximity to several major entertainment and recreational facilities including Coors Field (home to the Major League Baseball's Colorado Rockies), Elitch Gardens (an amusement park), the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets) and the new downtown Commons Park. An adjacent 28 acres is expected to be commercially developed by another company, thus providing a major mixed-use community adjacent to the lower downtown area of Denver.

                    TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

ORIGINAL OWNERSHIP STRUCTURE

         Prior to the restructuring of its investment in the Temperature-Controlled Logistics Properties in March 1999, the Company, through two subsidiaries (the "Crescent Subsidiaries"), owned an indirect 38% interest in each of the three Temperature-Controlled Logistics Partnerships. One of the Temperature-Controlled Logistics Partnerships owned AmeriCold Corporation ("AmeriCold"), the second Temperature-Controlled Logistics Partnership owned URS Logistics, Inc. ("URS") and the third Temperature-Controlled Logistics Partnership owned the assets and business operations acquired from Freezer Services, Inc. ("Freezer Services") and Carmar Group, Inc. ("Carmar Group"). Vornado Realty Trust ("Vornado") owned a 60% interest in the Temperature-Controlled Logistics Partnerships and COI owned a 2% indirect interest in the Temperature-Controlled Logistics Partnerships.

         In order to permit the Company to satisfy certain REIT qualification requirements, the Company owned its indirect 38% interest in the Temperature-Controlled Logistics Partnerships through its ownership of all of the nonvoting common stock, representing a 95% economic interest, in each of the Crescent Subsidiaries, and COI owned its 2% indirect interest in the Temperature-Controlled Logistics Partnerships through its ownership of all of the voting common stock, representing a 5% economic interest, in each of the Crescent Subsidiaries.

NEW OWNERSHIP STRUCTURE

         Effective March 12, 1999, the Company, Vornado, the Temperature-Controlled Logistics Partnerships, the Temperature-Controlled Logistics Corporations (including all affiliated entities that owned any portion of the business operations of the Temperature-Controlled Logistics Properties at that time) and COI restructured their investment in the Temperature-Controlled Logistics Properties (the "Restructuring"). In the Restructuring, the Temperature-Controlled Logistics Corporations (including all affiliated entities that owned any portion of the business operations of the Temperature-Controlled Logistics Properties) sold their ownership of the business operations to a newly formed partnership ("AmeriCold Logistics") owned 60% by Vornado Operating L.P. and 40% by a newly formed subsidiary of COI, in consideration of the payment of $48.7 million by AmeriCold Logistics. AmeriCold Logistics, as lessee, entered into triple-net master leases of the Temperature-Controlled Logistics Properties with certain of the Temperature-Controlled Logistics Corporations. Each of the Temperature-Controlled Logistics Properties is subject to one or more of the leases, each of which has an initial term of 15 years, subject to two, five-year renewal options. Under the leases, AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance, and repair of properties as well as property capital expenditures in excess of $5.0 million annually.

For the period of March 12, 1999 to December 31, 1999, base rent and percentage rent was approximately $135.8 million of which base rent represented approximately 80%. AmeriCold Logistics has the right to defer a portion of the rent for up to three years beginning on March 12, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent, and pursuant thereto, rent was deferred as of December 31, 1999, of which the Company's share was approximately $2.1 million.

         In addition, in connection with the Restructuring and also effective in March 1999, the Company purchased from COI an additional 4% nonvoting economic interest in each of the Crescent Subsidiaries for an aggregate purchase price of $13.2 million. As a result, the Company holds an indirect 39.6% interest in the Temperature-Controlled Logistics Partnerships and COI holds an indirect 0.4% interest in the Temperature-Controlled Logistics Partnerships. The Company also granted COI an option to require the Company to purchase COI's remaining 1% economic interest, representing all of the voting stock, in each of the Crescent Subsidiaries at any time within the next two years, provided that such purchase would not, in the opinion of counsel to the Company, adversely affect the status of Crescent Equities as a REIT for an aggregate price, payable by the Company, of approximately $3.4 million.

         The Temperature-Controlled Logistics Corporations, directly or indirectly owned, as of December 31, 1999, approximately 89
Temperature-Controlled Logistics Properties, with an aggregate of approximately
428.3 million cubic feet (17.0 million square feet), with the operations conducted pursuant to arrangements with national food suppliers.

         See Item 2. Properties for more information about the Company's Temperature-Controlled Logistics Properties.

INDUSTRY INFORMATION

         AmeriCold Logistics provides frozen food manufacturers with refrigerated warehousing and transportation management services. The Temperature-Controlled Logistics Properties consist of production and distribution facilities. Production facilities differ from distribution facilities in that they typically serve one or a small number of customers located nearby. These customers store large quantities of processed or partially processed products in the facility until they are further processed or shipped to the next stage of production or distribution. Distribution facilities primarily serve customers who store a wide variety of finished products to support shipment to end-users, such as food retailers and food service companies, in a specific geographic market.

         Transportation management services offered include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold Logistics' temperature-controlled logistics expertise and access to both the frozen food warehouses and distribution channels enable the customers of AmeriCold Logistics to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

         Customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations, including ConAgra, Inc., H.J. Heinz Company, Kraft Foods, Inc., McCain Foods and Tyson Foods, Inc.

COMPETITION

         AmeriCold Logistics is the largest operator of public refrigerated warehouse space in the country. AmeriCold Logistics operated an aggregate of approximately 30% of total public refrigerated warehouse space as of December 31, 1999. No other person or entity operated more than 8% of total public refrigerated warehouse space as of December 31, 1999. As a result, AmeriCold Logistics does not have any competitors of comparable size. AmeriCold Logistics operates in an environment in which competition is national, regional and local in nature and in which the range of service, temperature-controlled logistics facilities, customer mix, service performance and price are the principal competitive factors.

                          BEHAVIORAL HEALTHCARE SEGMENT

OWNERSHIP STRUCTURE AND RECAPITALIZATION

         As of December 31, 1999, the Behavioral Healthcare Segment consisted of 88 Behavioral Healthcare Properties, all of which were leased to CBHS and its subsidiaries under a triple-net master lease. CBHS is a Delaware limited liability company which was formed to operate the behavioral healthcare businesses located at the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan and 90% by COI and an affiliate of COI. CBHS operates the Behavioral Healthcare Properties through wholly owned subsidiaries.

         CBHS's business has been negatively affected by many factors, including adverse industry conditions. During 1999, CBHS failed to perform in accordance with its operating budget. In the fourth quarter of 1999, the Company, COI, Magellan and CBHS completed a recapitalization of CBHS. Pursuant to the recapitalization, Magellan transferred its remaining hospital-based assets to CBHS, canceled its accrued franchise fees and terminated the franchise agreements, pursuant to which Magellan had provided certain services to CBHS in exchange for certain franchise fees. The Company also deferred the monthly rental payments due from CBHS for November and December 1999 and amended its master lease with CBHS to provide a mechanism to terminate the master lease as to certain Non-Core Behavioral Healthcare Properties, and agreed that, upon each sale by the Company of Non-Core Behavioral Healthcare Properties, the monthly minimum rent due from CBHS under the master lease would be reduced by a specified percentage of the net proceeds of such sale. The Non-Core Behavioral Healthcare Properties consist of 51 Properties at which CBHS has ceased operations or is planning to cease operations.

PROPERTY ACQUISITIONS AND DISPOSITIONS

         During the fourth quarter of 1999, the Company purchased two Behavioral Healthcare Properties from Magellan for an aggregate purchase price of approximately $7.1 million in satisfaction of its obligations under an agreement with Magellan entered into in November 1998. In addition, during the fourth quarter of 1999, the Company disposed of one Behavioral Healthcare Property for approximately $1.4 million in net proceeds.

BANKRUPTCY PROCEEDINGS

         On February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. CBHS has stated in its bankruptcy petitions that it intends to sell all of the ongoing businesses of CBHS and its subsidiaries by mid-May of 2000 or develop an appropriate liquidation procedure if the sales have not taken place by that time.

         Effective February 29, 2000, pursuant to the referenced amendments to the master lease, the Non-Core Properties ceased to be subject to the master lease, although the aggregate rent due under the master lease was not reduced as a result, except as described above with respect to sales of Non-Core Properties. The Company is actively marketing these Properties for sale. From January 1 through March 24, 2000, the Company sold 11 Non-Core Properties for approximately $34.9 million in net proceeds. As a result of these sales and the sale of the one Behavioral Healthcare Property during the fourth quarter of 1999, the amount of rent due under the master lease was reduced in accordance with the amendments to the master lease. The Company has also entered into contracts or letters of intent to sell an additional six Non-Core Properties. The Company continues to actively market the remaining 34 Non-Core Properties for sale.

         As of December 31, 1999, the 37 Behavioral Healthcare Properties that were not designated as Non-Core Properties are designated as Core Properties. The Core Properties remain subject to the master lease. Payment and treatment of rent for the Behavioral Healthcare Properties is subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding.

         In conjunction with the bankruptcy proceedings, a new subsidiary of COI entered into an agreement for the purchase of CBHS's core operating assets, subject to certain conditions, and the Company agreed to lease the Core Properties to the new subsidiary if it is successful in acquiring the core operating assets of CBHS, subject to agreement on various terms of the lease and certain additional conditions. COI has since announced that it does not expect that the conditions will be satisfied and, therefore, does not expect to conclude the purchase. The agreements expire on April 16, 2000 if the conditions are not satisfied.

         On April 24, 2000, an auction will be held for the core operating assets of CBHS as part of the bankruptcy proceedings. The Company has agreed to provide an acceptable sales price for each of the remaining 37 Behavioral Healthcare Properties and, to the extent possible, acceptable lease terms for continued operation of the Behavioral Healthcare Properties. Bidders will have the opportunity to bid for any or all of the core operating assets of CBHS and, in connection with a bid, either to bid to purchase the related Behavioral Healthcare Property or Properties or to seek approval from the Company to lease the Property or Properties. Proceeds from the sale of core operating assets of CBHS will be available to pay creditors of CBHS. Proceeds from any sales of the Behavioral Healthcare Properties will belong to the Company.

INDUSTRY INFORMATION

         In an era of cost-containment and the reduction of dollars available for care, behavioral healthcare providers such as CBHS have focused attention on developing treatment approaches that respond to payors' increasing demands for shorter stays, lower costs, and expanded access to care. Changes in the mix of services, the prices of services, and the intensity of service are all part of this response. These changes have also been bolstered by a rapidly expanding science base, improved medications management, and the growing availability of non-hospital treatment settings in more and more communities that help to make it possible to manage complex and severe illnesses in less intensive treatment settings. One of the effects that the behavioral healthcare industry is experiencing is an increasing percentage of outpatient care. According to the National Association of Psychiatric Health Systems 1998 Annual Survey Report, the most recent available report, nearly one in four admissions in 1997 was to a service other than inpatient hospitalization, compared to just one in ten admissions in 1992. Although outpatient admissions are increasing and inpatient admissions also are increasing, average length of stay is decreasing.

         Due to these changes in the behavioral healthcare industry, the position of a hospital or other behavioral care facility, such as the facilities operated at the Behavioral Healthcare Properties, relative to its competitors has been affected by its ability to obtain contracts with HMOs, PPOs and other managed care plans for the provision of health care services. Although such contracts generally provide for discounted services, pre-admission on certification and concurrent length of stay reviews, they also provide a strong patient referral base. The importance of entering into contracts with HMOs, PPOs and other managed care companies varies from market to market and depends upon the market strength of the particular managed care company.

         The behavioral healthcare industry in general, and the facilities operated at the Behavioral Healthcare Properties in particular, are influenced by the cyclical nature of the business, with a reduced demand for services during the summer months and around major holidays.

COMPETITION

         In general, the operation of behavioral healthcare programs is characterized by intense competition. The Company anticipates that competition will become more intense as pressure to contain the rising costs of health care increases, particularly as programs such as those that are or may be operated at the Behavioral Healthcare Properties are perceived to help contain mental health care costs. Each of the facilities operated at the Behavioral Healthcare Properties competes with other hospitals and behavioral healthcare facilities. Some competing facilities are owned and operated by governmental agencies, others by nonprofit organizations supported by endowments and charitable contributions. The facilities operated at the Behavioral Healthcare Properties frequently draw patients from areas outside their immediate locale and, therefore, these facilities may, in certain markets, compete with both local and distant hospitals and other facilities. In addition, the facilities operated at the Behavioral Healthcare Properties compete not only with other psychiatric hospitals, but also with psychiatric units in general hospitals. With respect to outpatient services, the facilities operated at the Behavioral Healthcare Properties compete with private practicing mental health professionals, publicly funded mental health centers, and partial hospitalization and other intensive outpatient services programs and facilities. The competitive position of a particular facility is, to a significant degree, dependent upon the number and quality of physicians who practice at the facility and who are members of its medical staff. There can be no assurance that any operator of the behavioral healthcare facilities will be able to compete effectively with its present or future competitors, and any such inability could have a material adverse effect on the operator's business, financial condition and results of operations and, accordingly, on its ability to make rental payments to the Company.

ITEM 2.  PROPERTIES

         The Company considers all of its Properties to be in good condition, well-maintained and suitable and adequate to carry on the Company's business.

                                OFFICE PROPERTIES

         As of December 31, 1999, the Company owned 89 Office Properties located in 31 metropolitan submarkets in nine states with an aggregate of approximately
31.8 million net rentable square feet. The Company's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of December 31, 1999, the Company's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 72% of its office portfolio based on total net rentable square feet (39% for Dallas/Fort Worth and 33% for Houston).

         In pursuit of management's objective to dispose of non-strategic and non-core assets, the Company was actively marketing for sale its wholly owned interests in 10 Office Properties at December 31, 1999. The Office Properties targeted for disposition represented an aggregate of approximately 2.9 million net rentable square feet in Dallas, Texas; Denver, Colorado; New Orleans, Louisiana; and Omaha, Nebraska. As of March 24, 2000, the Company completed the sale of six of the 10 Office Properties. The Office Properties sold were: The Amberton, Concourse Office Park, The Meridian, and Walnut Green Office Properties located in Dallas, Texas; the Energy Centre Office Property located in New Orleans, Louisiana; and the Central Park Plaza Office Property located in Omaha, Nebraska.

         In addition, the Company has entered into contracts relating to the sale of two additional Office Properties: the AT&T Building located in Denver, Colorado; and One Preston Park located in Dallas, Texas. The sales of these Properties are expected to close by the end of the second quarter of 2000. Management expects to complete any economically justified sales of the remaining two Office Properties (Valley Centre located in Dallas, Texas; and 1615 Poydras located in New Orleans, Louisiana) by the end of the second quarter of 2000. Management is currently in the process of evaluating the bids for the remaining Properties to determine their economic viability as well as the credit-worthiness of the potential purchasers and their ability to close the transactions. The disposition of these Office Properties remains subject to the negotiation of acceptable terms and other customary conditions.


         The Woodlands Commercial Properties Company, L.P., owned by the Company and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain office/venture tech properties located in The Woodlands, which includes the Company's 12 Office Properties located in The Woodlands with an aggregate of approximately 0.8 million net rentable square feet. The sale of The Woodlands Office Properties is expected to close in the second quarter of 2000.

OFFICE PROPERTIES TABLES

         The following table shows, as of December 31, 1999, certain information about the Company's Office Properties. Based on rental revenues from office and retail leases in effect as of December 31, 1999, no single tenant accounted for more than 4% of the Company's total Office and Retail segment rental revenues for 1999.

                                                                                                                   WEIGHTED
                                                                                                                    AVERAGE
                                                                                           NET                    FULL-SERVICE
                                                                                         RENTABLE                  RENTAL RATE
                                          NO. OF                            YEAR           AREA         PERCENT    PER LEASED
 STATE, CITY, PROPERTY                  PROPERTIES      SUBMARKET         COMPLETED      (SQ. FT.)      LEASED     SQ. FT.(1)
 ---------------------                  ----------      ---------         ---------     -----------     -------   ------------
TEXAS
 DALLAS
  Bank One Center (2)                            1   CBD                        1987      1,530,957        76%       $21.94
  The Crescent Office Towers                     1   Uptown/Turtle Creek        1985      1,204,670        98         30.67
  Fountain Place                                 1   CBD                        1986      1,200,266        94         19.42
  Trammell Crow Center (3)                       1   CBD                        1984      1,128,331        78(5)      23.87
  Stemmons Place                                 1   Stemmons Freeway           1983        634,381        86         15.48
  Spectrum Center (4)                            1   Far North Dallas           1983        598,250        91         22.99
  Waterside Commons                              1   Las Colinas                1986        458,739       100         19.79
  Caltex House                                   1   Las Colinas                1982        445,993        95         28.78
  Reverchon Plaza                                1   Uptown/Turtle Creek        1985        374,165        96         19.77
  The Aberdeen                                   1   Far North Dallas           1986        320,629       100         18.44
  MacArthur Center I & II                        1   Las Colinas           1982/1986        294,069        99         21.04
  Stanford Corporate Centre                      1   Far North Dallas           1985        265,507        86(5)      18.69
  The Amberton                                   1   Central Expressway         1982        255,052        79         13.94
  Concourse Office Park                          1   LBJ Freeway           1972-1986        244,879        89         15.54
  12404 Park Central                             1   LBJ Freeway                1987        239,103       100         21.24
  Palisades Central II                           1   Richardson/Plano           1985        237,731        62(5)      17.52
  3333 Lee Parkway                               1   Uptown/Turtle Creek        1983        233,769        92         21.13
  Liberty Plaza I & II                           1   Far North Dallas      1981/1986        218,813       100         15.71
  The Addison                                    1   Far North Dallas           1981        215,016       100         18.54
  The Meridian                                   1   LBJ Freeway                1984        213,915        94         17.32
  Palisades Central I                            1   Richardson/Plano           1980        180,503        84(5)      17.63
  Walnut Green                                   1   Central Expressway         1986        158,669        72         16.21
  Greenway II                                    1   Richardson/Plano           1985        154,329       100         22.59
  Addison Tower                                  1   Far North Dallas           1987        145,886        91         16.82
  Greenway I & IA                                2   Richardson/Plano           1983        146,704       100         23.00
  5050 Quorum                                    1   Far North Dallas           1981        133,594        89         17.19
  Cedar Springs Plaza                            1   Uptown/Turtle Creek        1982        110,923        96         18.20
  Valley Centre                                  1   Las Colinas                1985         74,861        87(5)      17.70
  One Preston Park                               1   Far North Dallas           1980         40,525        71         18.08
                                                --                                       ----------       ---        ------
   Subtotal/Weighted Average                    30                                       11,460,229        89%       $21.47
                                                --                                       ----------       ---        ------

 FORT WORTH
  UPR Plaza                                      1   CBD                        1982        954,895        95%       $15.29
                                                --                                       ----------       ---        ------

 HOUSTON
  Greenway Plaza Office Portfolio               10   Richmond-Buffalo      1969-1982      4,286,277        91%(5)    $17.34
                                                     Speedway
  Houston Center                                 3   CBD                   1974-1983      2,764,418        96         17.21
  Post Oak Central                               3   West Loop/Galleria    1974-1981      1,277,516        93         17.80
  The Woodlands Office Properties (6)           12   The Woodlands         1980-1996        811,067        92         16.33
  Four Westlake Park                             1   Katy Freeway               1992        561,065       100         18.53
  Three Westlake Park (7)(8)                     1   Katy Freeway               1983        414,251        62         19.81
  1800 West Loop South                           1   West Loop/Galleria         1982        399,777        60(5)      17.31
                                                --                                       ----------       ---        ------
   Subtotal/Weighted Average                    31                                       10,514,371        91%       $17.42
                                                --                                       ----------       ---        ------

 AUSTIN
  Frost Bank Plaza                               1   CBD                        1984        433,024        96%       $22.54
  301 Congress Avenue (9)                        1   CBD                        1986        418,338        97         23.84
  Bank One Tower                                 1   CBD                        1974        389,503        94         19.41
  Austin Centre                                  1   CBD                        1986        343,665        91         21.61
  The Avallon                                    1   Northwest             1993/1997        232,301       100         22.40
  Barton Oaks Plaza One                          1   Southwest                  1986         99,895       100         21.93
                                                --                                       ----------       ---        ------
   Subtotal/Weighted Average                     6                                        1,916,726        96%       $22.00
                                                --                                       ----------       ---        ------

                                                                                                                   WEIGHTED
                                                                                                                    AVERAGE
                                                                                           NET                    FULL-SERVICE
                                                                                         RENTABLE                  RENTAL RATE
                                          NO. OF                            YEAR           AREA         PERCENT    PER LEASED
 STATE, CITY, PROPERTY                  PROPERTIES      SUBMARKET         COMPLETED      (SQ. FT.)      LEASED     SQ. FT.(1)
 ---------------------                  ----------      ---------         ---------     -----------     -------   ------------
COLORADO
 DENVER
  MCI Tower                                      1   CBD                        1982        550,807        99%       $18.08
  Ptarmigan Place                                1   Cherry Creek               1984        418,630        97(5)      18.49
  Regency Plaza One                              1   DTC                        1985        309,862        97         22.88
  AT&T Building                                  1   CBD                        1982        184,581        82(5)      15.33
  The Citadel                                    1   Cherry Creek               1987        130,652        92         21.97
  55 Madison                                     1   Cherry Creek               1982        137,176        86(5)      18.90
  44 Cook                                        1   Cherry Creek               1984        124,174        99         19.27
                                                --                                       ----------       ---        ------
   Subtotal/Weighted Average                     7                                        1,855,882        95%       $19.18
                                                --                                       ----------       ---        ------

 COLORADO SPRINGS
  Briargate Office and
   and Research Center                           1   Colorado Springs           1988        252,857       100%       $18.98
                                                --                                       ----------       ---        ------

LOUISIANA
 NEW ORLEANS
  Energy Centre                                  1   CBD                        1984        761,500        82%(5)    $15.53
  1615 Poydras                                   1   CBD                        1984        508,741        83         16.33
                                                --                                       ----------       ---        ------
   Subtotal/Weighted Average                     2                                        1,270,241        83%       $15.85
                                                --                                       ----------       ---        ------

FLORIDA
 MIAMI
  Miami Center                                   1   CBD                        1983        782,686        79%(5)    $23.46
  Datran Center                                  2   South Dade/Kendall    1986/1988        472,236        91(5)      21.68
                                                --                                       ----------       ---        ------
   Subtotal/Weighted Average                     3                                        1,254,922        83%       $22.72
                                                --                                       ----------       ---        ------

ARIZONA
 PHOENIX
  Two Renaissance Square                         1   Downtown/CBD               1990        476,373        96%       $23.90
  6225 North 24th Street                         1   Camelback Corridor         1981         86,451       100         21.86
                                                --                                       ----------       ---        ------
   Subtotal/Weighted Average                     2                                          562,824        97%       $23.57
                                                --                                       ----------       ---        ------

WASHINGTON, D.C.
 WASHINGTON, D.C.
  Washington Harbour                             2   Georgetown                 1986        536,206        94%(5)    $37.04
                                                --                                       ----------       ---        ------

NEBRASKA
 OMAHA
  Central Park Plaza                             1   CBD                        1982        409,850        94%       $15.88
                                                --                                       ----------       ---        ------

NEW MEXICO
 ALBUQUERQUE
  Albuquerque Plaza                              1   CBD                        1990        366,236        92%       $18.97
                                                --                                       ----------       ---        ------

CALIFORNIA
 SAN FRANCISCO
  160 Spear Street                               1   South of Market/CBD        1984        276,420        99%       $25.82
                                                --                                       ----------       ---        ------

 SAN DIEGO
  Chancellor Park (10)                           1   UTC                        1988        195,733        91%(5)    $22.40
                                                --                                       ----------       ---        ------


   TOTAL/WEIGHTED AVERAGE                       89                                       31,827,392        91%(5)    $19.90(11)
                                                ==                                       ==========       ===        ======

----------------

   (1) Calculated based on base rent payable as of December 31, 1999, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.

   (2) The Company has a 49.5% limited partner interest and a 0.5% general partner interest in the partnership that owns Bank One Center.

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

   (5) Leases have been executed at certain Office Properties but had not commenced as of December 31, 1999. If such leases had commenced as of December 31, 1999, the percent leased for all Office Properties would have been 93%. The total percent leased for these Properties would have been as follows: Trammell Crow Center - 89%; Stanford Corporate Center
         - 92%; Palisades Central II - 69%; Palisades Central I - 95%; Valley Centre - 90%; Greenway Plaza Office Portfolio- 96%; 1800 West Loop South - 65%; Ptarmigan Place - 100%; AT&T Building - 89%; 55 Madison - 93%; Energy Centre - 86%; Miami Center - 87%; Datran Center - 95%; Washington Harbour - 100%; and Chancellor Park - 94%.

   (6) The Company has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the 12 Office Properties that comprise The Woodlands Office Properties.

   (7) The Property was primarily occupied by a major tenant until June 1999, at which time the tenant made a payment of $4.7 million in connection with its termination of the lease. Simultaneously with the lease termination, the Company leased approximately 41% of the vacated space to a new tenant pursuant to a lease which commenced September 1, 1999. An additional 21% of the vacated space was leased and commenced prior to December 31, 1999.

   (8) As of December 31, 1999, the Company owned the principal economic interest in Three Westlake Park through its ownership of a mortgage note secured by Three Westlake Park. Effective January 7, 2000, the Property was conveyed to the Company by a deed in lieu of foreclosure, and as a result, the Company now owns Three Westlake Park in fee simple.

   (9) The Company has a 1% general partner interest and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

   (10) The Company owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.

   (11) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties as of December 31, 1999, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $20.38.

    The following table provides information, as of December 31, 1999, for the Company's Office Properties by state, city, and submarket.


                                                                                  PERCENT      OFFICE      COMPANY
                                                                 PERCENT OF      LEASED AT   SUBMARKET     SHARE OF
                                                  TOTAL            TOTAL          COMPANY      PERCENT      OFFICE
                                   NUMBER OF      COMPANY         COMPANY         OFFICE       LEASED/     SUBMARKET
STATE, CITY, SUBMARKET             PROPERTIES      NRA(1)          NRA(1)        PROPERTIES  OCCUPIED(2)   NRA(1)(2)
--------------------------         ----------     -------        ----------      ----------  -----------   ---------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                     3          3,859,554         12%          82%(6)         86%          21%
   Uptown/Turtle Creek                     4          1,923,527          6           97             90           32
   Far North Dallas                        7          1,897,695          6           94             76           18
   Las Colinas                             4          1,273,662          4           97             83           12
   Richardson/Plano                        5            719,267          2           84(6)          82           14
   Stemmons Freeway                        1            634,381          2           86             76           26
   LBJ Freeway                             2            453,018          1           97             84            5
                                          --         ----------        ---          ---             --          ---
     Subtotal/Weighted Average            26         10,761,104         33%          90%            83%          17%
                                          --         ----------        ---          ---             --          ---

 FORT WORTH
   CBD                                     1            954,895          3%          95%            87%          24%
                                          --         ----------        ---          ---             --          ---

 HOUSTON
   CBD                                     3          2,764,418          8%          96%            97%          11%
   Richmond-Buffalo Speedway               6          2,735,030          8           91(6)          95           56
   West Loop/Galleria                      4          1,677,293          5           85             94           13
   Katy Freeway                            2            975,316          3           84             80           13
   The Woodlands                           7            487,320          2           90             88          100
                                          --         ----------        ---          ---             --          ---
     Subtotal/Weighted Average            22          8,639,377         26%          90%            93%          17%
                                          --         ----------        ---          ---             --          ---

AUSTIN
   CBD                                     4          1,584,530          5%          95%            98%          44%
   Northwest                               1            232,301          1          100             87           10
   Southwest                               1             99,895          0          100             99            4
                                          --         ----------        ---          ---             --          ---
     Subtotal/Weighted Average             6          1,916,726          6%          96%            95%          23%
                                          --         ----------        ---          ---             --          ---

COLORADO
 DENVER
   Cherry Creek                            4            810,632          3%          95%            87%          45%
   CBD                                     2            735,388          2           95             97            7
   DTC                                     1            309,862          1           97             89            6
                                          --         ----------        ---          ---             --          ---
     Subtotal/Weighted Average             7          1,855,882          6%          95%            93%          11%
                                          --         ----------        ---          ---             --          ---

 COLORADO SPRINGS
   Colorado Springs                        1            252,857          1%         100%            93%           6%
                                          --         ----------        ---          ---             --          ---

LOUISIANA
 NEW ORLEANS
   CBD                                     2          1,270,241          4%          83%            87%          14%
                                          --         ----------        ---          ---             --          ---

FLORIDA
 MIAMI
   CBD                                     1            782,686          3%          79%(6)         93%          23%
   South Dade/Kendall                      2            472,236          2           91(6)          93          100
                                          --         ----------        ---          ---             --          ---
     Subtotal/Weighted Average             3          1,254,922          5%          83%            93%          33%
                                          --         ----------        ---          ---             --          ---

ARIZONA
 PHOENIX
   Downtown/CBD                            1            476,373          2%          97%            97%          27%
   Camelback Corridor                      1             86,451          0          100             95            2
                                          --         ----------        ---          ---             --          ---
     Subtotal/Weighted Average             2            562,824          2%          97%            96%          10%
                                          --         ----------        ---          ---             --          ---

WASHINGTON D.C.
 WASHINGTON D.C.
   Georgetown                              2            536,206          2%          94%(6)         98%         100%
                                          --         ----------        ---          ---             --          ---

NEBRASKA
 OMAHA
   CBD                                     1            409,850          1%          94%            96%          32%
                                          --         ----------        ---          ---             --          ---

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                         WEIGHTED                 COMPANY
                                                         AVERAGE     COMPANY       FULL-
                                                          QUOTED      QUOTED      SERVICE
                                                          MARKET      RENTAL      RENTAL
                                                        RENTAL RATE  RATE PER    RATE PER
                                                        PER SQUARE    SQUARE      SQUARE
STATE, CITY, SUBMARKET                                  FOOT(2)(3)    FOOT(4)     FOOT(5)
--------------------------                              -----------  --------    --------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                                   $22.63       $25.99      $21.57
   Uptown/Turtle Creek                                    26.55        30.06       26.79
   Far North Dallas                                       24.53        24.26       19.33
   Las Colinas                                            25.09        25.39       23.05
   Richardson/Plano                                       23.47        23.25       20.17
   Stemmons Freeway                                       23.10        19.75       15.48
   LBJ Freeway                                            24.00        21.61       19.46
                                                         ------       ------      ------
     Subtotal/Weighted Average                           $24.10       $25.61      $21.83
                                                         ------       ------      ------

 FORT WORTH
   CBD                                                   $19.38       $19.54      $15.29
                                                         ------       ------      ------

 HOUSTON
   CBD                                                   $23.00       $23.82      $17.21
   Richmond-Buffalo Speedway                              20.60        21.38       18.43
   West Loop/Galleria                                     22.07        23.04       17.71
   Katy Freeway                                           22.26        24.44       18.94
   The Woodlands                                          16.54        16.54       16.81
                                                         ------       ------      ------
     Subtotal/Weighted Average                           $21.61       $22.56      $17.85
                                                         ------       ------      ------

AUSTIN
   CBD                                                   $30.04       $31.08      $21.94
   Northwest                                              27.81        27.00       22.40
   Southwest                                              27.57        24.50       21.93
                                                         ------       ------      ------
     Subtotal/Weighted Average                           $29.64       $30.24      $22.00
                                                         ------       ------      ------

COLORADO
 DENVER
   Cherry Creek                                          $23.59       $22.30      $19.23
   CBD                                                    24.71        22.75       17.46
   DTC                                                    25.41        26.00       22.88
                                                         ------       ------      ------
     Subtotal/Weighted Average                           $24.34       $23.09      $19.18
                                                         ------       ------      ------

 COLORADO SPRINGS
   Colorado Springs                                      $19.99       $21.29      $18.98
                                                         ------       ------      ------

LOUISIANA
 NEW ORLEANS
   CBD                                                   $16.43       $16.10      $15.85
                                                         ------       ------      ------

FLORIDA
 MIAMI
   CBD                                                   $28.96       $30.50      $23.46
   South Dade/Kendall                                     23.46        23.46       21.68
                                                         ------       ------      ------
     Subtotal/Weighted Average                           $26.89       $27.85      $22.72
                                                         ------       ------      ------

ARIZONA
 PHOENIX
   Downtown/CBD                                          $23.02       $22.00      $23.90
   Camelback Corridor                                     27.36        21.00       21.86
                                                         ------       ------      ------
     Subtotal/Weighted Average                           $23.69       $21.85      $23.57
                                                         ------       ------      ------

WASHINGTON D.C.
 WASHINGTON D.C.
   Georgetown                                            $36.68       $36.68      $37.04
                                                         ------       ------      ------

NEBRASKA
 OMAHA
   CBD                                                   $18.61       $18.50      $15.88
                                                         ------       ------      ------

                                                                                  PERCENT      OFFICE      COMPANY
                                                                 PERCENT OF      LEASED AT   SUBMARKET     SHARE OF
                                                  TOTAL            TOTAL          COMPANY      PERCENT      OFFICE
                                   NUMBER OF      COMPANY         COMPANY         OFFICE       LEASED/     SUBMARKET
STATE, CITY, SUBMARKET             PROPERTIES      NRA(1)          NRA(1)        PROPERTIES  OCCUPIED(2)   NRA(1)(2)
--------------------------         ----------     -------        ----------      ----------  -----------   ---------
NEW MEXICO
 ALBUQUERQUE
   CBD                                     1            366,236          1%          92%            95%          64%
                                          --         ----------        ---          ---             --          ---

CALIFORNIA
 SAN FRANCISCO
   South of Market/CBD                     1            276,420          1%          99%            98%           2%
                                          --         ----------        ---          ---             --          ---

 SAN DIEGO
   UTC                                     1            195,733          1%          91%(6)         93%           7%
                                          --         ----------        ---          ---             --          ---

     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                            76         29,253,273         92%          91%            90%          16%
                                          ==         ==========        ===          ===             ==          ===

CLASS B OFFICE PROPERTIES
TEXAS
 DALLAS
   Central Expressway                      2            413,721          1%          76%            84%          11%
   LBJ Freeway                             1            244,879          1           89             81            2
   Far North Dallas                        1             40,525          0           71             83            0
                                          --         ----------        ---          ---             --          ---
     Subtotal/Weighted Average             4            699,125          2%          80%            82%           3%
                                          --         ----------        ---          ---             --          ---

 HOUSTON
   Richmond-Buffalo Speedway               4          1,551,247          5%          90%            94%          47%
   The Woodlands                           5            323,747          1           96             96          100
                                          --         ----------        ---          ---             --          ---
     Subtotal/Weighted Average             9          1,874,994          6%          91%            94%          51%
                                          --         ----------        ---          ---             --          ---

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                            13          2,574,119          8%          88%            84%           9%
                                          ==         ==========        ===          ===             ==          ===
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE             89         31,827,392        100%          91%(6)         89%          15%
                                          ==         ==========        ===          ===             ==          ===


                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                         WEIGHTED                 COMPANY
                                                         AVERAGE     COMPANY       FULL-
                                                          QUOTED      QUOTED      SERVICE
                                                          MARKET      RENTAL      RENTAL
                                                        RENTAL RATE  RATE PER    RATE PER
                                                        PER SQUARE    SQUARE      SQUARE
STATE, CITY, SUBMARKET                                  FOOT(2)(3)    FOOT(4)     FOOT(5)
--------------------------                              -----------  --------    --------
NEW MEXICO
 ALBUQUERQUE
   CBD                                                   $19.10       $19.50      $18.97
                                                         ------       ------      ------

CALIFORNIA
 SAN FRANCISCO
   South of Market/CBD                                   $49.30       $42.00      $25.82
                                                         ------       ------      ------

 SAN DIEGO
   UTC                                                   $29.88       $30.30      $22.40
                                                         ------       ------      ------

     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                                           $23.70       $24.44      $20.28
                                                         ------       ------      ------

CLASS B OFFICE PROPERTIES
TEXAS
 DALLAS
   Central Expressway                                    $18.44       $18.78      $14.78
   LBJ Freeway                                            19.03        18.40       15.54
   Far North Dallas                                       19.88        19.50       18.08
                                                         ------       ------      ------
     Subtotal/Weighted Average                           $18.73       $18.69      $15.25
                                                         ------       ------      ------

 HOUSTON
   Richmond-Buffalo Speedway                             $18.85       $20.24      $15.37
   The Woodlands                                          15.07        15.07       15.65
                                                         ------       ------      ------
     Subtotal/Weighted Average                           $18.20       $19.35      $15.42
                                                         ------       ------      ------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                                           $18.34       $19.17      $15.38
                                                         ======       ======      ======
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE                            $23.27       $24.01      $19.90(7)
                                                         ======       ======      ======

-----------------------
(1) NRA means net rentable area in square feet.

(2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are CoStar/Jamison, (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway and Central Expressway, Fort Worth CBD and the New Orleans CBD submarkets), The Baca Group (for the Houston Richmond-Buffalo Speedway, CBD and West Loop/Galleria and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), CB Richard Ellis (for the Austin CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and DTC submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD, Camelback Corridor and San Francisco South of Market/CBD submarkets), Grubb and Ellis Company and the Company (for the Washington D.C. Georgetown submarket), Grubb and Ellis/Pacific Realty Group, Inc. (for the Omaha CBD submarket), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and CoStar/John Burnham & Company (for the San Diego UTC submarket).

 (3)Represents full-service quoted market rental rates. These rates do not necessarily represent the amounts at which available space at the Office Properties will be leased. The weighted average subtotals and total are based on total net rentable square feet of Company Office Properties in the submarket.

 (4)For Office Properties, represents weighted average rental rates per square foot quoted by the Company as of December 31, 1999, based on total net rentable square feet of Company Office Properties in the submarket, adjusted, if necessary, based on management estimates, to equivalent full-service quoted rental rates to facilitate comparison to weighted average Class A or Class B, as the case may be, quoted submarket rental rates per square foot. These rates do not necessarily represent the amounts at which available space at the Company's Office Properties will be leased.

(5) Calculated based on base rent payable for Company Office Properties in the submarket as of December 31, 1999, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursed from tenants, divided by total net rentable square feet of Company Office Properties in the submarket.

(6) Leases have been executed at certain Properties in these submarkets but had not commenced as of December 31, 1999. If such leases had commenced as of December 31, 1999, the percent leased for all Office Properties in the Company's submarkets would have been 93%. The total percent leased for these Class A Company submarkets would have been as follows: Dallas CBD - 86%; Dallas Richardson/Plano - 88%; Houston Richmond - Buffalo Speedway - 96%; Miami CBD - 87%; Miami South Dade/Kendall - 95%; Washington D.C. Georgetown
    - 100%; and San Diego UTC - 94%.

(7) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties as of December 31, 1999, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $20.38.

         The following table shows, as of December 31, 1999, the principal businesses conducted by the tenants at the Company's Office Properties, based on information supplied to the Company from the tenants.

                                                 Percent of
       Industry Sector                         Leased Sq. Ft.
------------------------------                -----------------
Professional Services (1)                                   27%
Financial Services (2)                                      20
Energy (3)                                                  19
Telecommunications                                           7
Technology                                                   6
Retail                                                       4
Medical                                                      3
Food Service                                                 3
Manufacturing                                                3
Government                                                   2
Other (4)                                                    6
                                                           ---
TOTAL LEASED                                               100%
                                                           ===

----------
(1) Includes legal, accounting, engineering, architectural, and advertising services.

(2) Includes banking, title and insurance, and investment services.

(3) Of the 19% of energy tenants at the Company's Office Properties, 63% are located in Houston, 24% are located in Dallas, 7% are located in Denver and 6% are located in New Orleans. Of the 63% of energy tenants located in Houston (approximately 3.7 million square feet), 66% (approximately 2.4 million square feet) are obligated under long-term leases (expiring in 2004 or later).

(4) Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of December 31, 1999 for the Company's total Office Properties and for Dallas and Houston, Texas, individually, for each of the 10 years beginning with 2000, assuming that none of the tenants exercises or has exercised renewal options.


TOTAL OFFICE PROPERTIES

                                                                                              PERCENTAGE
                                       NET RENTABLE      PERCENTAGE OF                         TOTAL OF       ANNUAL FULL-
                                          AREA            LEASED NET            ANNUAL        ANNUAL FULL-    SERVICE RENT
                        NUMBER OF      REPRESENTED       RENTABLE AREA       FULL-SERVICE     SERVICE RENT     PER SQUARE
                      TENANTS WITH     BY EXPIRING        REPRESENTED         RENT UNDER      REPRESENTED      FOOT OF NET
   YEAR OF LEASE        EXPIRING         LEASES           BY EXPIRING         EXPIRING        BY EXPIRING     RENTABLE AREA
    EXPIRATION           LEASES       (SQUARE FEET)         LEASES            LEASES (1)        LEASES        EXPIRING (1)
--------------------  ------------  ------------------  ---------------  ------------------  -------------   --------------
2000                         588         3,733,754(2)           13.1%           72,033,578          11.9%           $19.29
2001                         413         3,757,711              13.2            72,588,010          12.0             19.32
2002                         407         4,054,356              14.2            85,179,300          14.0             21.01
2003                         294         2,892,182              10.1            56,714,636           9.3             19.61
2004                         297         4,436,077              15.6            95,012,506          15.7             21.42
2005                          91         2,475,989               8.7            55,123,113           9.0             22.26
2006                          44         1,173,796               4.1            26,581,991           4.4             22.65
2007                          40         1,406,752               4.9            32,078,424           5.3             22.80
2008                          32         1,111,917               3.9            27,829,120           4.6             25.03
2009                          19           624,431               2.2            16,345,094           2.7             26.18
2010 and thereafter           25         2,851,241              10.0            67,484,874          11.1             23.67
                           -----        ----------             -----          ------------         -----            ------
                           2,250        28,518,206(3)          100.0%         $606,970,646         100.0%           $21.28
                           =====        ==========             =====          ============         =====            ======

----------
     (1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

     (2) As of December 31, 1999, leases have been signed for approximately 1,655,276 net rentable square feet (including renewed leases and leases of previously unleased space) commencing in 2000.

     (3) Reconciliation to the Company's total Office Property net rentable area is as follows:

                                                SQUARE          PERCENTAGE
                                                 FEET           OF TOTAL
                                                ------          ----------
Square footage leased to tenants               28,518,206            89.6 %
Square footage reflecting
    management offices, building use,
    and remeasurement adjustments                 284,295             0.9
Square footage vacant                           3,024,891             9.5
                                               ----------           -----
Total net rentable square footage              31,827,392           100.0%
                                               ==========           =====


DALLAS OFFICE PROPERTIES

                                                                                         PERCENTAGE
                                     NET RENTABLE     PERCENTAGE OF                        TOTAL OF       ANNUAL FULL-
                                         AREA          LEASED NET          ANNUAL         ANNUAL FULL-    SERVICE RENT
                        NUMBER OF     REPRESENTED     RENTABLE AREA     FULL-SERVICE      SERVICE RENT     PER SQUARE
                       TENANTS WITH   BY EXPIRING      REPRESENTED        RENT UNDER       REPRESENTED      FOOT OF NET
   YEAR OF LEASE        EXPIRING        LEASES        BY EXPIRING         EXPIRING        BY EXPIRING     RENTABLE AREA
    EXPIRATION           LEASES      (SQUARE FEET)       LEASES          LEASES (1)         LEASES        EXPIRING (1)
--------------------  ------------  ---------------  ---------------  ----------------   --------------  --------------
2000                          212      1,873,892(2)          18.5 %      $ 39,003,440          17.1%            $20.81
2001                          143      1,171,410             11.6          24,947,776          10.9              21.30
2002                          123      1,068,631             10.5          25,562,095          11.2              23.92
2003                           88      1,185,742             11.7          23,486,432          10.3              19.81
2004                           95      1,088,124             10.7          26,986,381          11.8              24.80
2005                           20      1,199,492             11.8          25,654,231          11.3              21.39
2006                           14        240,536              2.4           6,341,975           2.8              26.37
2007                           15        606,309              6.0          14,603,527           6.4              24.09
2008                           12        586,526              5.8          14,519,218           6.4              24.75
2009                            8        380,025              3.7           9,516,050           4.2              25.04
2010 and thereafter             4        738,666              7.3          17,399,764           7.6              23.56
                              ---     ----------            -----        ------------         -----             ------
                              734     10,139,353            100.0%       $228,020,889         100.0%            $22.49
                              ===     ==========            =====        ============         =====             ======

----------
  (1)Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

  (2)As of December 31, 1999, leases have been signed for approximately 738,506 net rentable square feet (including renewed leases and leases of previously unleased space) commencing in 2000.


HOUSTON OFFICE PROPERTIES

                                                                                           PERCENTAGE
                                    NET RENTABLE      PERCENTAGE OF                          TOTAL OF     ANNUAL FULL-
                                        AREA           LEASED NET           ANNUAL         ANNUAL FULL-   SERVICE RENT
                        NUMBER OF    REPRESENTED      RENTABLE AREA      FULL-SERVICE      SERVICE RENT    PER SQUARE
                      TENANTS WITH   BY EXPIRING       REPRESENTED        RENT UNDER       REPRESENTED     FOOT OF NET
   YEAR OF LEASE        EXPIRING       LEASES          BY EXPIRING         EXPIRING        BY EXPIRING    RENTABLE AREA
    EXPIRATION           LEASES     (SQUARE FEET)        LEASES           LEASES (1)          LEASES       EXPIRING (1)
--------------------  ------------  -------------     -------------      ------------      ------------   -------------
2000                          194         959,986(2)          10.1%      $ 15,058,758          8.2%           $15.69
2001                          131       1,640,539             17.3         28,202,207         15.4             17.19
2002                          150       1,288,025             13.6         23,726,974         12.9             18.42
2003                           96         849,835              9.0         15,321,601          8.3             18.03
2004                           98       1,817,969             19.2         34,374,426         18.7             18.91
2005                           19         201,470              2.1          3,900,181          2.1             19.36
2006                           12         604,927              6.4         12,553,291          6.8             20.75
2007                            8         502,817              5.3          9,986,515          5.4             19.86
2008                            7         183,719              1.9          3,242,296          1.8             17.65
2009                            2          48,538              0.5          1,150,095          0.6             23.69
2010 and thereafter            10       1,394,957             14.6         36,004,607         19.8             25.81
                              ---       ---------            -----       ------------        -----            ------
                              727       9,492,782            100.0%      $183,520,951        100.0%           $19.33
                              ===       =========            =====       ============        =====            ======

----------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current levels.

(2) As of December 31, 1999, leases have been signed for approximately 469,939 net rentable square feet (including renewed leases and leases of previously unleased space) commencing in 2000.

                                RETAIL PROPERTIES

         As of December 31, 1999, the Company owned seven Retail Properties, which in the aggregate contain approximately 779,000 net rentable square feet. Four of the Retail Properties, The Woodlands Retail Properties, with an aggregate of approximately 358,000 net rentable square feet, were located in The Woodlands, a master-planned development located 27 miles north of downtown Houston, Texas. On January 5, 2000, the sale of The Woodlands Retail Properties was completed. Two of the Retail Properties, Las Colinas Plaza, with approximately 135,000 net rentable square feet, and The Crescent Atrium with approximately 95,000 net rentable square feet, are located in submarkets of Dallas, Texas. The remaining Retail Property, The Park Shops at Houston Center, with an aggregate of approximately 191,000 net rentable square feet, is located in the CBD submarket of Houston, Texas. As of December 31, 1999, the Retail Properties were 95% leased.

                                HOTEL PROPERTIES

HOTEL PROPERTIES TABLES

         The following table shows certain information for the year ended December 31, 1999 and 1998, about the Company's Hotel Properties. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination resorts and spas that measure their performance based on available guest nights.


                                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------------

                                                                                          AVERAGE               AVERAGE
                                                                                         OCCUPANCY               DAILY
                                                             YEAR                           RATE                  RATE
                                                           COMPLETED/                  ---------------       ---------------
HOTEL PROPERTY(1)                        LOCATION          RENOVATED         ROOMS     1999       1998       1999       1998
-----------------                        --------          ---------         -----     ----       ----       ----       ----
  UPSCALE BUSINESS CLASS HOTELS:
   Denver Marriott City Center          Denver, CO         1982/1994          613       80%        80%       $124       $124
   Four Seasons Hotel-Houston(2)        Houston, TX          1982             399       66         65         197        181
   Hyatt Regency Albuquerque            Albuquerque,NM       1990             395       66         69         106        103
   Omni Austin Hotel                    Austin, TX           1986             372(4)    76         77         125        114
   Renaissance Houston Hotel(3)         Houston, TX          1975             389       63         67          94         93
                                                                            -----       --         --        ----       ----
          TOTAL/WEIGHTED AVERAGE                                            2,168       71%        72%       $129       $123
                                                                            =====       ==         ==        ====       ====

  LUXURY RESORTS AND SPAS:
   Hyatt Regency Beaver Creek           Avon, CO             1989             276(5)    72%        69%       $244       $233
   Sonoma Mission Inn & Spa             Sonoma, CA      1927/1987/1997        178(6)    79         82         225        235
   Ventana Inn & Spa                    Big Sur, CA     1975/1982/1988         62       78         63(7)      388        387
                                                                            -----       --         --        ----       ----
          TOTAL/WEIGHTED AVERAGE                                              516       75%        73%       $255       $249
                                                                            =====       ==         ==        ====       ====


                                                                          GUEST
                                                                          NIGHTS
                                                                          ------

  DESTINATION FITNESS RESORTS AND SPAS:
     Canyon Ranch-Tucson               Tucson, AZ            1980             250(8)
     Canyon Ranch-Lenox                Lenox, MA             1989             212(8)
                                                                            -----       --         --        ----       ----
          TOTAL/WEIGHTED AVERAGE                                              462       87%(9)     86%(9)    $543(10)   $508(10)
                                                                            =====       ==         ==        ====       ====

GRAND TOTAL/WEIGHTED AVERAGE FOR ALL HOTEL PROPERTIES                       3,146       74%        75%       $218       $207
                                                                            =====       ==         ==        ====       ====


                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                                       REVENUE
                                                                         PER
                                                                       AVAILABLE
                                                                         ROOM
                                                                    --------------
HOTEL PROPERTY(1)                                                   1999      1998
-----------------                                                   ----      ----
  UPSCALE BUSINESS CLASS HOTELS:
   Denver Marriott City Center                                     $ 99       $100
   Four Seasons Hotel-Houston(2)                                    129        118
   Hyatt Regency Albuquerque                                         70         71
   Omni Austin Hotel                                                 94         88
   Renaissance Houston Hotel(3)                                      59         62
                                                                   ----       ----
          TOTAL/WEIGHTED AVERAGE                                   $ 91       $ 89
                                                                   ====       ====

  LUXURY RESORTS AND SPAS:
   Hyatt Regency Beaver Creek                                      $175       $162
   Sonoma Mission Inn & Spa                                         179        194
   Ventana Inn & Spa                                                302        245(7)
                                                                   ----       ----
          TOTAL/WEIGHTED AVERAGE                                   $191       $183
                                                                   ====       ====



   DESTINATION FITNESS RESORTS AND SPAS:
     Canyon Ranch-Tucson
     Canyon Ranch-Lenox
                                                                   ----       ----
          TOTAL/WEIGHTED AVERAGE                                   $451(11)   $422(11)
                                                                   ====       ====

GRAND TOTAL/WEIGHTED AVERAGE FOR ALL HOTEL PROPERTIES              $161       $154
                                                                   ====       ====

----------
(1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Hotel Properties and has leased all of the Hotel Properties, except the Omni Austin Hotel, to COI pursuant to long term leases. As of January 1, 1999, the Omni Austin Hotel is leased, pursuant to a separate long term lease, to HCD Austin Corporation.

(2) The hotel is undergoing a $5 million renovation of all guest rooms and common areas scheduled to be completed during the third quarter of 2000.

(3) The hotel is undergoing a $15 million renovation project scheduled to be completed in October 2000. The renovation includes improvements to all guest rooms, the lobby, corridor, and exterior and interior systems.

(4) As of December 31, 1999, 58 condominiums have been converted to hotel suites.

(5) In 1998, the number of rooms was reduced to 276 due to 19 rooms being converted into a 20,000 square foot spa.

(6) In February 1999, 20 rooms were taken out of commission for construction of the spa, which is part of an approximately $20 million expansion scheduled to be completed in April 2000. The expansion will also include the construction of 30 additional guest rooms. Rates were discounted during the construction period, which resulted in a lower average daily rate and revenue per available room in 1999, as compared to 1998.

(7) Temporarily closed from February 1, 1998 through May 1, 1998 due to flooding in the region, affecting the roadway passage to the hotel.

(8) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

(9) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights for the period.

(10) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.

(11) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

                   TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES TABLE

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of December 31, 1999:


                                  TOTAL CUBIC       TOTAL                                        TOTAL CUBIC       TOTAL
                   NUMBER OF        FOOTAGE      SQUARE FEET                     NUMBER OF        FOOTAGE       SQUARE FEET
    STATE         PROPERTIES(1)   (IN MILLIONS)  (IN MILLIONS)     STATE        PROPERTIES(1)    (IN MILLIONS)  (IN MILLIONS)
    -----         -------------   -------------  -------------     -----        -------------    -------------  -------------
Alabama                      4            9.4            0.3    Mississippi                1            4.7             0.2
Arizona                      1            2.9            0.1    Missouri(2)                2           37.9             2.2
Arkansas                     6           33.1            1.0    Nebraska                   2            4.4             0.2
California                   9           28.6            1.1    New York                   1           11.8             0.4
Colorado                     2            3.4            0.1    North Carolina             3            8.5             0.3
Florida                      5            7.5            0.3    Oklahoma                   2            2.1             0.1
Georgia                      7           44.5            1.6    Oregon                     6           40.4             1.7
Idaho                        2           18.7            0.8    Pennsylvania               2           27.4             0.9
Illinois                     2           11.6            0.4    South Carolina             1            1.6             0.1
Indiana                      1            9.1            0.3    South Dakota               1            2.9             0.1
Iowa                         2           12.5            0.5    Tennessee                  3           10.6             0.4
Kansas                       2            5.0            0.2    Texas                      2            6.6             0.2
Kentucky                     1            2.7            0.1    Utah                       1            8.6             0.4
Maine                        1            1.8            0.2    Virginia                   2            8.7             0.3
Massachusetts                6           15.2            0.7    Washington                 6           28.7             1.1
                                                                Wisconsin                  3           17.4             0.7
                                                                                          --          -----            ----
                                                                TOTAL                     89(3)       428.3(3)         17.0(3)
                                                                                          ==          =====            ====

----------
(1) As of December 31, 1999, the Company held an indirect 39.6% interest in the Temperature-Controlled Logistics Partnerships, which own the Temperature-Controlled Logistics Corporations, which directly or indirectly owned the Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Company has no interest. The Temperature-Controlled Logistics Corporations are entitled to receive lease payments (base rent and percentage rent) from AmeriCold Logistics.

(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.

(3) As of December 31, 1999, AmeriCold Logistics operated 104 temperature-controlled logistics properties with an aggregate of approximately 519.2 million cubic feet (19.9 million square feet).

                       RESIDENTIAL DEVELOPMENT PROPERTIES

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

         The following table shows certain information as of December 31, 1999, relating to the Residential Development Properties.


                                                                                         TOTAL       TOTAL       AVERAGE
                    RESIDENTIAL                             RESIDENTIAL     TOTAL      LOTS/UNITS  LOTS/UNITS     CLOSED
   RESIDENTIAL      DEVELOPMENT                             DEVELOPMENT     LOTS/      DEVELOPED    CLOSED      SALE PRICE
   DEVELOPMENT      PROPERTIES    TYPE OF                  CORPORATION'S    UNITS        SINCE       SINCE       PER LOT/
 CORPORATION (1)       (RDP)      RDP(2)   LOCATION         OWNERSHIP %    PLANNED     INCEPTION   INCEPTION    UNIT ($)(3)
----------------    -----------   -------  --------        -------------   -------     ----------  ----------   -----------
Desert Mountain   Desert Mountain   SF     Scottsdale, AZ
    Development                                                93.0%        2,665         2,265       1,980       480,000
    Corp.                                                                  ------        ------      ------


The Woodlands     The Woodlands     SF   The Woodlands, TX
    Land Company,                                              42.5%       36,385        22,240      20,721        48,131
    Inc.                                                                   ------        ------      ------


Crescent          Deer Trail       SFH   Avon, CO              60.0%           16(6)         11          11     2,930,000
    Development   Buckhorn
    Management        Townhomes     TH   Avon, CO              60.0%           24(6)         22          22     1,300,000
    Corp.         Bear Paw Lodge    CO   Avon, CO              60.0%           53(6)         11          11     1,675,000
                  QuarterMoon       TH   Avon, CO              64.0%           13(6)         --          --      N/A
                  Eagle Ranch       SF   Eagle, CO             60.0%        1,100(6)         90          88       111,500
                  Main Street
                      Junction      CO   Breckenridge, CO      60.0%           36(6)         18          13       475,000

                  Riverbend         SF   Charlotte, NC         60.0%          650            --          --      N/A
                  Three Peaks
                      (Eagle's Nest)SF   Silverthorne, CO      30.0%          391(6)         75          71       220,000
                                                                           ------        ------      ------
          TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.                       2,283           227         216
                                                                           ------        ------      ------

Mira Vista        Mira Vista        SF   Fort Worth, TX       100.0%          757           740         628       100,000
    Development   The Highlands     SF   Breckenridge, CO      12.3%          750           323         311       148,000
    Corp.                                                                  ------        ------      ------

          TOTAL MIRA VISTA DEVELOPMENT CORP.                                1,507         1,063         939
                                                                           ------        ------      ------

Houston Area      Falcon Point      SF   Houston, TX          100.0%        1,205           556         543       31,000
    Development   Spring Lakes      SF   Houston, TX          100.0%          536           161         110       28,000
    Corp.                                                                  ------        ------      ------

          TOTAL HOUSTON AREA DEVELOPMENT CORP.                              1,741           717         653
                                                                           ------        ------      ------

              TOTAL                                                        44,581        26,512      24,509
                                                                           ======        ======      ======



                    RESIDENTIAL                                                                         RANGE OF
   RESIDENTIAL      DEVELOPMENT                                                                         PROPOSED
   DEVELOPMENT      PROPERTIES    TYPE OF                                                              SALE PRICES
 CORPORATION (1)       (RDP)      RDP(2)   LOCATION                                                PER LOT/UNIT ($)(4)
----------------    -----------   -------  --------                                                -------------------
Desert Mountain   Desert Mountain   SF     Scottsdale, AZ                                            375,000 - 3,000,000(5)
    Development
    Corp.


The Woodlands     The Woodlands     SF   The Woodlands, TX                                            13,600 -   500,000
    Land Company,
    Inc.


Crescent          Deer Trail       SFH   Avon, CO                                                  2,695,000 - 4,075,000
    Development   Buckhorn
    Management        Townhomes     TH   Avon, CO                                                  1,420,000 - 1,870,000
    Corp.         Bear Paw Lodge    CO   Avon, CO                                                    665,000 - 2,025,000
                  QuarterMoon       TH   Avon, CO                                                  1,850,000 - 2,795,000
                  Eagle Ranch       SF   Eagle, CO                                                    80,000 -   150,000
                  Main Street
                      Junction      CO   Breckenridge, CO                                            300,000 -   580,000

                  Riverbend         SF   Charlotte, NC                                                23,000 -    30,000
                  Three Peaks
                      (Eagle's Nest)SF   Silverthorne, CO                                            135,000 -   425,000

          TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.


Mira Vista        Mira Vista        SF   Fort Worth, TX                                               50,000 -   265,000
    Development   The Highlands     SF   Breckenridge, CO                                             55,000 -   450,000
    Corp.

          TOTAL MIRA VISTA DEVELOPMENT CORP.


Houston Area      Falcon Point      SF   Houston, TX                                                  22,000 -    60,000
    Development   Spring Lakes      SF   Houston, TX                                                  22,000 -    33,000
    Corp.

          TOTAL HOUSTON AREA DEVELOPMENT CORP.


              TOTAL

(1) The Company has an approximately 95%, 95%, 90%, 94% and 94%, ownership interest in Desert Mountain Development Corp., The Woodlands Land Company, Inc., Crescent Development Management Corp., Mira Vista Development Corp., and Houston Area Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations.

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); TS (Timeshare); and SFH (Single Family Homes).

(3)  Based on lots/units closed during the Company's ownership period.

(4)  Based on existing inventory of developed lots and lots to be developed.

(5)  Includes golf membership, which for 1999, is approximately $175,000.

(6) As of December 31, 1999, two units were under contract at Deer Trail representing $5.9 million in sales, two units were under contract at Buckhorn Townhomes representing $3.3 million in sales, 32 units were under contract at Bear Paw Lodge representing $43.6 million in sales, 11 units were under contract at QuarterMoon representing $24.7 million in sales, 73 lots were under contract at Eagle Ranch representing $10.5 million in sales, six units were under contract at Main Street Junction representing $2.5 million in sales, and 27 lots were under contract at Three Peaks representing $6.4 million in sales.

                        BEHAVIORAL HEALTHCARE PROPERTIES

BEHAVIORAL HEALTHCARE PROPERTIES

         As of December 31, 1999, the Behavioral Healthcare Segment consisted of 88 Behavioral Healthcare Properties, all of which were leased to CBHS and its subsidiaries under a triple-net master lease. CBHS is a Delaware limited liability company which was formed to operate the behavioral healthcare businesses located at the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan and 90% by COI and an affiliate of COI. CBHS operates the Behavioral Healthcare Properties through wholly owned subsidiaries.

         During the fourth quarter of 1999, the Company purchased two Behavioral Healthcare Properties from Magellan for an aggregate purchase price of approximately $7.1 million in satisfaction of its obligations under an agreement with Magellan entered into in November 1998. In addition, during the fourth quarter of 1999, the Company disposed of one Behavioral Healthcare Property for approximately $1.4 million in net proceeds.

         On February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. CBHS has stated in its bankruptcy petitions that it intends to sell all of the ongoing businesses of CBHS and its subsidiaries by mid-May of 2000 or develop an appropriate liquidation procedure if the sales have not taken place by that time.

         Effective February 29, 2000, the Non-Core Properties ceased to be subject to the master lease, although the aggregate rent due under the master lease was not reduced as a result except with respect to sales of Non-Core Properties. The Company is actively marketing these Properties for sale. From January 1 through March 24, 2000, the Company sold 11 Non-Core Properties for approximately $34.9 million in net proceeds. As a result of these sales and the sale of the one Behavioral Healthcare Property during the fourth quarter of 1999, the amount of rent due under the master lease was reduced in accordance with the amendments to the master lease. The Company has also entered into contracts or letters of intent to sell an additional six Non-Core Properties. The Company continues to actively market the remaining 34 Non-Core Properties for sale.

         The Core Properties remain subject to the master lease. The Company intends to sell the Core Properties or lease them to new tenants in connection with CBHS's bankruptcy proceedings.

         For more information on CBHS, the voluntary filing of the Chapter 11 bankruptcy petitions, the Company's investment in the Behavioral Healthcare Properties and the master lease, see Item 1. Business - Industry Segments - Behavioral Healthcare Segment and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Behavioral Healthcare Segment.

ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common shares have been traded on the New York Stock Exchange under the symbol "CEI" since the completion of its initial public offering at a price of $12.50 per share in May 1994. For each calendar quarter indicated, the following table reflects the high and low sales prices during the quarter for the common shares and the distributions declared by the Company with respect to each quarter.


                                                  PRICE
                                     --------------------------------
                                         HIGH               LOW                   DISTRIBUTIONS
                                     -------------     --------------           -----------------
1998
First Quarter                           $ 40.38           $ 33.06                     $ 0.38
Second Quarter                          $ 37.44           $ 30.75                     $ 0.38
Third Quarter                           $ 34.69           $ 21.13                     $ 0.55
Fourth Quarter                          $ 26.38           $ 21.06                     $ 0.55

1999
First Quarter                           $ 23.94           $ 20.50                     $ 0.55
Second Quarter                          $ 24.94           $ 20.00                     $ 0.55
Third Quarter                           $ 24.13           $ 17.38                     $ 0.55
Fourth Quarter                          $ 18.44           $ 15.13                     $ 0.55

         As of March 24, 2000, there were approximately 1,274 holders of record of the common shares.

                               DISTRIBUTION POLICY

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

         o        cash flows from unconsolidated entities;

         o        the general condition of the United States economy;

         o        federal, state and local taxes payable by the Company;

         o        capital expenditure requirements; and

         o        the adequacy of cash reserves.

         Future distributions by the Company will be at the discretion of the Board of Trust Managers. The Board of Trust Managers has indicated that it will review the adequacy of the Company's distribution rate on a quarterly basis.

         Under the Code, real estate investment trusts are subject to numerous organizational and operational requirements, including the requirement to distribute at least 95% of REIT taxable income. Pursuant to this requirement, the Company was required to distribute $140.6 million and $136.8 million for 1999 and 1998, respectively. Actual distributions by the Company were $298.1 million and $220.6 million for 1999 and 1998, respectively.

         Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder's basis in such shareholder's shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the shareholder's basis in its shares will have the effect of deferring taxation until the sale of the shareholder's shares. No assurances can be given regarding what portion, if any, of distributions in 2000 or subsequent years will constitute a return of capital for federal income tax purposes.

         Following is the income tax status of distributions paid during the years ended December 31, 1999 and 1998 to common shareholders:


                        1999        1998
                        ----        ----
Ordinary income         50.1%       58.8%
Capital gain             2.0%        5.6%
Return of capital       47.9%       35.6%

         Distributions on the 8,000,000 6 3/4% Series A Convertible Cumulative Preferred Shares issued by the Company in February 1998 are payable at the rate of $1.69 per annum per Series A Convertible Cumulative Preferred Share, prior to distributions on the common shares.

         Following is the income tax status of distributions paid during the years ended December 31, 1999 and 1998 to preferred shareholders:


                        1999        1998
                        ----        ----
Ordinary income         96.4%       94.4%
Capital gain             3.6%        5.6%

ITEM 6.  SELECTED FINANCIAL DATA

         The following table includes certain financial information for the Company on a consolidated historical basis. All information relating to common shares has been adjusted to reflect the two-for-one stock split effected in the form of a 100% share dividend paid on March 26, 1997 to shareholders of record on March 20, 1997. You should read this section in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED HISTORICAL FINANCIAL DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------------------
                                                  1999            1998             1997             1996              1995
                                             -------------    -------------    -------------    -------------    -------------
OPERATING DATA:
     Total revenue .......................   $     746,279    $     698,343    $     447,373    $     208,861    $     129,960
     Operating income (loss) .............         (54,954)         143,893          111,281           44,101           30,858
     Income before minority
           interests and extraordinary
           item ..........................          13,343          183,210          135,024           47,951           36,358
     Basic earnings per common share:
        Income (loss) before extraordinary
           item ..........................   $       (0.06)   $        1.26    $        1.25    $        0.72    $        0.66
        Net income (loss) ................   $       (0.06)            1.26             1.25             0.70             0.66
     Diluted earnings per common share:
        Income (loss) before extraordinary
           item ..........................   $       (0.06)   $        1.21    $        1.20    $        0.70    $        0.65
        Net income (loss) ................   $       (0.06)            1.21             1.20             0.68             0.65
BALANCE SHEET DATA
     (AT PERIOD END):
     Total assets ........................   $   4,950,561    $   5,043,447    $   4,179,980    $   1,730,922    $     964,171
     Total debt ..........................       2,598,929        2,318,156        1,710,124          667,808          444,528
     Total shareholders' equity ..........       2,056,774        2,422,545        2,197,317          865,160          406,531
OTHER DATA:
     Funds from Operations(1) ............   $     355,777    $     360,148    $     214,396    $      87,616    $      64,475
     Cash distribution declared per
        common share .....................   $        2.20    $        1.86    $        1.37    $        1.16    $        1.05
     Weighted average
        common shares and units
        outstanding - basic ..............     135,954,043      132,429,405      106,835,579       64,684,842       54,182,186
     Weighted average
        common shares and units
        outstanding - diluted ............     137,891,561      140,388,063      110,973,459       65,865,517       54,499,690
     Cash flow provided by
        (used in):
        Operating activities .............   $     296,377    $     277,075    $     211,714    $      77,384    $      65,011
        Investing activities .............        (166,128)        (798,085)      (2,294,428)        (513,038)        (421,406)
        Financing activities .............        (167,615)         564,680        2,123,744          444,315          343,079

------------------------------
(1) Funds from Operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income (loss) (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, excluding adjustments not of a normal recurring nature, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. For a more detailed definition and description of FFO, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this section in conjunction with the selected financial data and the consolidated financial statements and the accompanying notes in
Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data, respectively, of this report. Historical results and percentage relationships set forth in these Items and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in Items 1 - 6 of this Form 10-K.

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

            o Changes in real estate conditions (including rental rates and competition from other properties and new development of competing properties);

            o The concentration of a significant percentage of the Company's assets in Texas;

            o Financing risks, such as the ability to generate revenue sufficient to service existing debt, increases in debt service associated with variable-rate debt, the ability to meet existing financial covenants and the Company's ability to consummate planned financings and refinancings on the terms and within the time frames anticipated;

            o The Company's ability to close anticipated sales of assets or joint venture transactions or other pending transactions;

            o The failure of CBHS as debtor in possession to negotiate or consummate an acceptable sale of its core operating assets in the on-going bankruptcy proceedings;

            o The failure of CBHS, any successful purchaser or purchasers of such core operating assets out of bankruptcy, and the Company to negotiate and consummate leases for the core facilities or the inability of the Company to secure on a timely basis the release of hospital facilities from the debtor in possession;

            o The failure of the purchaser or purchasers of the core operating assets of CBHS, following any purchase and bankruptcy restructuring, to fulfill all new lease obligations to the Company over the long term;

            o The Company's ability to close sales of the Behavioral Healthcare Properties;

            o The Company's ability to find acquisition and development opportunities which meet the Company's investment strategy;

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

STRATEGIC PLAN UPDATE

         John C. Goff, Vice-Chairman of the Board of Trust Managers of the Company, was appointed to the positions of President and Chief Executive Officer of the Company on June 11, 1999. As announced in August, 1999, Mr. Goff and the management team outlined the following immediate objectives:

            o     resolve the issues surrounding the Behavioral Healthcare
                  Segment;

            o refinance 2000 and 2001 debt maturities and reduce exposure to variable-rate debt;

            o dispose of non-strategic or non-core assets within the investment segments;

            o     market certain of the Office Properties for joint ventures;
                  and

            o     engage in a share repurchase program.

CBHS

         CBHS's business has been negatively affected by many factors, including adverse industry conditions. During 1999, CBHS failed to perform in accordance with its operating budget. In the fourth quarter of 1999, the Company, COI, Magellan and CBHS completed a recapitalization of CBHS. Pursuant to the recapitalization, Magellan transferred its remaining hospital-based assets to CBHS, canceled its accrued franchise fees and terminated the franchise agreements, pursuant to which Magellan had provided certain services to CBHS in exchange for certain franchise fees. The Company also has deferred the monthly rental payments due from CBHS for November and December 1999 and amended its master lease with CBHS to provide a mechanism to terminate the master lease as to certain non-core Behavioral Healthcare Properties, and agreed that, upon each sale by the Company of non-core Behavioral Healthcare Properties, the monthly minimum rent due from CBHS under the master lease would be reduced by a specified percentage of the net proceeds of such sale. The non-core Behavioral Healthcare Properties consists of 51 properties at which CBHS has ceased operations or is planning to cease operations (the "Non-Core Properties").

         As of December 31, 1999, the Behavioral Healthcare Segment consisted of 88 Behavioral Healthcare Properties in 24 states, all of which were leased to CBHS and its subsidiaries under a triple-net master lease. On February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. CBHS has stated in its bankruptcy petitions that it intends to sell all of the ongoing businesses of CBHS and its subsidiaries by mid-May of 2000 or develop an appropriate liquidation procedure if the sales have not taken place by that time.

         Effective February 29, 2000, pursuant to the referenced amendments to the master lease, the Non-Core Properties ceased to be subject to the master lease, although the aggregate rent due under the master lease was not reduced as a result except as described above with respect to Non-Core Properties. The Company is actively marketing these Properties for sale. From January 1 through March 24, 2000, the Company sold 11 Non-Core Properties for approximately $34.9 million in net proceeds. As a result of these sales and the sale of the one Behavioral Healthcare Property during the fourth quarter of 1999, the amount of rent due under the master lease was reduced in accordance with the amendments to the master lease. The Company has also entered into contracts or letters of intent to sell an additional six Non-Core Properties. The Company continues to actively market the remaining 34 Non-Core Properties for sale.

         As of December 31, 1999, the 37 Behavioral Healthcare Properties that were not designated as Non-Core Properties are designated as "Core Properties." The Core Properties remain subject to the master lease. Payment and treatment of rent for the Behavioral Healthcare Properties is subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding.

         The Company intends to sell the Core Properties or lease them to new tenants.

         On April 24, 2000, an auction will be held for the core operating assets of CBHS as part of the bankruptcy proceedings. The Company has agreed to provide an acceptable sales price for each of the remaining 37 Behavioral Healthcare Properties and, to the extent possible, acceptable lease terms for continued operation of the Behavioral Healthcare Properties. Bidders will have the opportunity to bid for any or all of the core operating assets of CBHS and, in connection with a bid, either to bid to purchase the related Behavioral Healthcare Property or Properties or to seek approval from the Company to lease the Property or Properties. Proceeds from the sale of core operating assets of CBHS will be available to pay creditors of CBHS. Proceeds from any sales of the Behavioral Healthcare Properties will belong to the Company.

Exposure to Variable-rate Debt

         Since the announcement of the Company's Strategic Plan in August 1999, the Company fixed or hedged approximately $400 million of its variable-rate debt in 1999. During the first quarter of 2000, the Company repaid and retired its unsecured, variable-rate credit facility (the "Credit Facility") from a group of banks led by BankBoston, N.A ("BankBoston") and its term note with BankBoston primarily with the proceeds of a new secured, variable-rate facility (the "New Facility") from UBS AG ("UBS"). Effective February 4, 2000, the Company entered into a three-year cash flow hedge agreement with Fleet Boston Financial, relating to a portion of the New Facility, for a notional amount of $200.0 million. As a result, 200.0 million of the amount due under the note, which was originally issued at a floating rate of LIBOR plus 250 basis points, was effectively converted to a fixed weighted average interest rate of 9.61% through maturity. The refinancings and cash flow hedges reduced the Company's variable-rate debt exposure to less than 30% of total debt. See "Liquidity and Capital Resources - New Facility" and "Liquidity and Capital Resources - Interest Rate Hedging Transactions" for additional information.

Assets Held for Disposition

         During 1999, the Company identified the following assets for disposition. These assets are either non-strategic or non-core assets within the Company's investment segments. The proceeds generated from the remaining assets held for disposition are expected to be used to further reduce the Company's remaining variable-rate debt, make investments, fund a share repurchase program, or any combination of these options.

   o Dallas Mavericks Interest - On October 27, 1999, the Company completed the sale of its non-core equity and debt interests in the Dallas Mavericks, interest in the new Dallas sports arena development and surrounding mixed-use development projects and certain promissory notes related to the Dallas Mavericks for approximately $89 million in cash. In connection with the sale, the Company recognized a net loss of approximately $0.7 million. The proceeds were primarily used to pay down variable-rate debt.

   o The Woodlands Commercial Properties - The Woodlands Commercial Properties Company, L.P., owned by the Company and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain property assets (multi-family, retail and office/venture tech portfolios) located in The Woodlands. As of December 31, 1999, the multi-family portfolio had been sold, generating net proceeds of approximately $28.8 million, of which the Company's portion was approximately $12.2 million. The sale generated a net gain of approximately $11.6 million, of which the Company's portion was approximately $4.9 million. The sale of the retail portfolio, including the Company's four Retail Properties located in The Woodlands, closed on January 5, 2000, and generated approximately $49.8 million of net proceeds, of which the Company's portion was approximately $37.3 million. The Woodlands Retail Properties were sold at a net gain of approximately $9.0 million, of which the Company's portion was approximately $7.7 million. The proceeds from these sales were used primarily to pay down variable-rate debt. In addition, the sale of the office/venture tech portfolio, consisting of the Company's 12 Office Properties located in The Woodlands, is expected to close in the second quarter of 2000.

   o Office Properties - For the year ended December 31, 1999, the Company recognized an impairment loss of approximately $16.8 million on one of the Office Properties held for disposition at December 31, 1999, which was sold during the first quarter of 2000. The impairment loss represented the difference between the carrying value of the Office Property and the sales price less costs of the sale. As of March 24, 2000, the Company completed the sale of six wholly-owned Office Properties which were included in the group of ten Office Properties held for disposition at December 31, 1999 and were being actively marketed for sale. The sales generated approximately $146.6 million of net proceeds. The proceeds were primarily used to pay down variable-rate debt. Excluding the impairment loss on one of the six Office Properties held for disposition at December 31, 1999, the Company recognized a net gain of approximately $13.3 million in the first quarter of 2000 related to the sales of the other five Office Properties that were classified as held for disposition at December 31, 1999. The Company has entered into contracts relating to the sale of two additional Office Properties. The sale of these Properties are expected to close by the end of the second quarter of 2000. Management expects to complete any economically justified sales of the remaining two Office Properties held for disposition as of December 31, 1999, by the end of the second quarter of 2000.

    o Behavioral Healthcare Properties - The Behavioral Healthcare Segment consisted of 88 Properties in 24 states as of December 31, 1999. From January 1 through March 24, 2000, 11 Non-Core Properties were sold for approximately $34.9 million in net proceeds. The proceeds were primarily used to pay down variable-rate debt. The Company has also entered into contracts or letters of intent to sell an additional six Non-Core Properties. The Company continues to actively market the remaining 34 Non-Core Properties for sale. The Company intends to sell the 37 Core Properties or lease them to new tenants.


         Management is currently in the process of evaluating the bids for the remaining Properties held for disposition to determine their economic viability as well as the credit-worthiness of the potential purchasers and their ability to close the transactions. The disposition of these Properties remains subject to the negotiation of acceptable terms and other customary conditions.

Joint Ventures

         The Company is currently seeking to enter into venture arrangements with private equity partners for arrangements where the Company would hold a minority interest in the Properties and would continue to lease and manage the Properties.

Share Repurchase Program

         On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of its outstanding common shares from time to time in the open market or through privately negotiated transactions, in an amount not to exceed $500.0 million. The proposed repurchases will be subject to prevailing market conditions and other considerations. The Company expects the share repurchase program to be funded through a combination of asset sales and financing arrangements, which, in some cases, may be secured by the repurchased shares. The amount of shares that the Company actually will purchase will be determined from time to time, in its reasonable judgement, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of shares actually will be purchased within any particular time period.

         On November 19, 1999, the Company entered into an agreement with UBS which was amended on January 4, 2000 and which, as amended, obligates the Company to repurchase approximately 5.8 million common shares from UBS, or settle in common shares, on specified terms, before January 4, 2001. See "Liquidity and Capital Resources - Share Repurchase Agreement" for a description of this transaction.

OFFICE AND RETAIL SEGMENT

         The following tables show the same-store net operating income growth for the 27.1 million square feet of Office Property space owned as of January 1, 1998.


                                               FOR THE YEAR                 PERCENTAGE/
                                             ENDED DECEMBER 31,                POINT
                                        --------------------------
                                         1999               1998              INCREASE
                                        -------            -------          -----------
Same-store Revenues                     $ 518.0            $ 488.8                 6.0%
Same-store Expenses                      (225.4)            (213.8)                5.4%
                                        -------            -------
Net Operating Income                    $ 292.6            $ 275.0                 6.4%
                                        =======            =======

Weighted Average Occupancy                 91.1%              90.1%                1.0 pt


         The following table shows selected leasing and rental rate information for the 31.8 million square feet of Office Property owned as of December 31, 1999.

                                                    FOR THE YEAR ENDED DECEMBER 31, 1999
                                   ---------------------------------------------------------------------
                                           SIGNED                   EXPIRING              PERCENTAGE
                                           LEASES                    LEASES                INCREASE
                                   -----------------------   ------------------------  -----------------
Renewed or re-leased (1)               2,646,000 sq. ft.                   N/A                      N/A
Weighted average full-
     service rental rate (2)              $21.72 per sq. ft.        $18.30 per sq. ft.              19%
FFO annual net effective
     rental rate (3)                      $13.63 per sq. ft.        $10.26 per sq. ft.              33%


(1) All of which have commenced or will commence during the next twelve months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and expense recoveries.

(3) Calculated as weighted average full-service rental rate minus operating expenses.

     o For the year ended December 31, 1999, leases executed for renewal or re-leased Office Property space required tenant improvements of $1.15 per square foot per year and leasing costs of $0.72 per square foot per year. "Renewal" refers to leases executed by existing tenants for exactly the same net rentable area currently occupied by those tenants. "Re-lease" refers to leases executed by new or existing tenants for net rentable area which has been vacant for six months or less.

     o The overall office portfolio was approximately 92.7% leased, based on executed leases, or approximately 90.5% leased based on commenced leases, at December 31, 1999. Average occupancy for 1999 based on commenced leases was approximately 90.9%.

Investment in Broadband Office, Inc.:

         In October 1999, the Company, along with seven other real estate companies, joined with an unrelated third party venture capitalist as a founding shareholder in Broadband, a national telecommunications company. Broadband is dedicated to providing state of the art broadband telecommunications services to commercial office properties across the country. In addition to significantly improving the Company's office tenant amenity package to take advantage of evolving technologies, the Company received an equity interest and representation on the board of directors of Broadband in exchange for granting Broadband marketing access to the tenants within the Company's Office Property portfolio.

HOSPITALITY SEGMENT

         The following table shows the percentage increases in occupancy, average daily rate and revenue per available room for the Hotel Properties for the years ended December 31, 1999 and 1998.



                                            FOR THE YEAR                    PERCENTAGE/
                                          ENDED DECEMBER 31,                  POINT
                                   --------------------------------          INCREASE
                                       1999               1998              (DECREASE)
                                   -------------      -------------       -------------
Weighted average occupancy                   74%                75%                 (1)pt
Average daily rate                        $ 218              $ 207                   5%
Revenue per available room                $ 161              $ 154                   5%


     o For the year ended December 31, 1999, hotel property rental income growth, including weighted average base rent(1) and percentage rent, was approximately 12.3%(2) compared with the same period of 1998, for the eight Hotel Properties owned as of January 1, 1998.
-----------------------
(1) Including scheduled rent increases that would be taken into account under GAAP.

(2) This growth was impacted by returns generated on approximately $38 million of capital invested during 1998 and 1999 in connection with the construction of The Allegria Spa at the Hyatt Regency Beaver Creek hotel, the construction of The Allegria Spa at Ventana Inn & Spa, the Sonoma Mission Inn & Spa expansion and the renovation of guest rooms at the Four Seasons - Houston hotel.

Investment Partnership:

         In February 2000, the Company entered into an agreement with Sanjay Varma, a former senior executive officer of the Company, to form an investment partnership, which will seek luxury spa resorts and hotels to acquire and manage under the "Sonoma Spa Resorts" brand and concept. The Company and Mr. Varma acquired a 93% and 7% interest, respectively, in this new partnership. Mr. Varma has also established a new management company, which has contracted with COI to manage either the property or assets of the Company's existing portfolio of Hotel Properties (excluding the Canyon Ranch resorts and the Hyatt Regency Beaver Creek), in addition to new properties the investment partnership acquires. The Company currently holds a 30% non-voting interest in this management company.

CRL Investments, Inc.:

         The Company has a 95% economic interest, representing all of the non-voting stock in CRL Investments, Inc. ("CRL"), which has a 20% economic interest in CR License, LLC, the entity which owns the right to the future use of the "Canyon Ranch" name. CRL has the opportunity through July 2000 to pay $3.0 million to obtain an additional 10% interest in CR License, LLC. CRL also has an effective 60% economic interest in the Canyon Ranch Spa Club in the Venetian Hotel in Las Vegas, Nevada. The Canyon Ranch Spa Club opened in June 1999 and is the first project to expand the franchise value of the "Canyon Ranch" name.

RESIDENTIAL DEVELOPMENT SEGMENT

         The Company owns economic interests in five Residential Development Corporations through the residential development property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, currently own interests in 14 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties. Management plans to maintain the Residential Development segment at its current investment level and reinvest returned capital into residential development projects that it expects to achieve comparable rates of return.

The Woodlands Land Development, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:


                                                         FOR THE YEAR
                                                       ENDED DECEMBER 31,
                                         ----------------------------------------------
                                             1999                       1998
                                         -------------------        -------------------
Residential lot sales                            1,991                      1,462
Average sales price per lot(1)               $  45,843                  $  52,581
Commercial land sales                               76 acres                  205 acres
Average sales price per acre                 $ 344,995                  $ 227,383

----------
(1) Decrease in average sales price per lot between years is due to a change in product mix.


     o Residential lot sales increased by 529 or 36%, in 1999 compared with 1998.

     o Future buildout of The Woodlands is estimated at approximately 15,600 residential lots and approximately 1,972 acres of commercial land, of which 1,519 residential lots and 991 acres are currently in inventory.

     o The Woodlands estimates that sales of approximately 2,000 to 2,100 residential lots and 75 to 85 acres of commercial land will close during 2000.

Desert Mountain Properties Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:


                                              FOR THE YEAR
                                            ENDED DECEMBER 31,
                                       ----------------------------
                                         1999               1998
                                       ---------          ---------
Residential lot sales                        258                258
Average sales price per lot(1)         $ 533,000          $ 430,000

----------
(1)  Including equity golf memberships.

     o The average price per lot for the year ended 1999 increased 24% compared to the year ended 1998, as a result of a higher price product mix sold in 1999 versus 1998.

     o During 1999, Desert Mountain opened five new villages in Saguaro Forest consisting of 160 additional lots. Desert Mountain has sold 95 of these lots with an average sales price of $619,000 per lot.

     o Future buildout of Desert Mountain is estimated at approximately 685 residential lots, of which 285 are currently in inventory.

     o Desert Mountain is anticipating the release in the year 2000 of three new villages within Saguaro Forest consisting of approximately 106 lots with prices from $500,000 to $2.6 million per lot.

Crescent Development Management Corporation ("CDMC"), Beaver Creek, Colorado:


                                                  FOR THE YEAR
                                                ENDED DECEMBER 31,
                                         -------------------------------
                                              1999             1998
                                         ---------------   -------------
Active projects                                      11               5
Residential lot sales                               410              48
Townhome sales                                       32              27
Single-family home sales                             11              --
Equivalent timeshare unit sales                       6              32
Condominium sales                                    24              --


o On April 29, 1999, a partnership in which CDMC has a 64% economic interest finalized the purchase of Riverfront Park (previously known as "The Commons"), a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado for approximately $25 million. The development of Riverfront Park is expected to begin in the spring of 2000. The first phase will consist of one condominium project and two loft projects with prices ranging from $0.2 million to $2.5 million. One of the first residential projects, consisting of 71 lofts, commenced pre-selling in January 2000. As of March 24, 2000, contracts had been signed on 83% of the 71 lofts. In the first quarter of 2000, the partnership has entered into contracts relating to the sale of 9.7 acres of Riverfront Park, which is expected to close in the second quarter of 2000. The acreage is in close proximity to several major entertainment and recreational facilities including Coors Field (home to the Major League Baseball's Colorado Rockies), Elitch Gardens (an amusement park), the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets) and the new downtown Commons Park. An adjacent 28 acres is expected to be commercially developed by another company, thus providing a major mixed-use community adjacent to the lower downtown area of Denver.

o CDMC estimates the following sales for the year 2000 from its 10 active projects: 383 residential lots, 17 townhomes, 5 single-family homes, and 44 condominiums.

o 99% of the sales anticipated during the first quarter and 71% of the sales anticipated for the full year of 2000 have been pre-sold as of December 31, 1999.

Mira Vista Development Corp. ("Mira Vista"), Fort Worth, Texas:

                                            FOR THE YEAR
                                          ENDED DECEMBER 31,
                                   -------------------------------
                                       1999             1998
                                   -------------    --------------
Residential lot sales                        69                79
Average sales price per lot            $121,000          $111,000


Houston Area Development Corp. ("Houston Area Development"), Houston, Texas:

                                            FOR THE YEAR
                                          ENDED DECEMBER 31,
                                   -------------------------------
                                       1999             1998
                                   -------------    --------------
Residential lot sales                       243               181
Average sales price per lot            $ 28,000          $ 25,000

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of December 31, 1999, the Company held an indirect 39.6% interest in the Temperature-Controlled Logistics Partnerships, which owns the Temperature-Controlled Logistics Corporations, which directly or indirectly owned the Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Company has no interest. The Temperature-Controlled Logistics Corporations are entitled to receive lease payments (base rent and percentage rent) from AmeriCold Logistics.

         Management believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is a useful financial performance measure for assessing the relative stability of the financial condition of the AmeriCold Logistics, which is the sole lessee of the Temperature-Controlled Logistics Properties.

         This table shows AmeriCold Logistics, pro forma EBITDA for the year ended December 31, 1999 and 1998, assuming that the acquisitions by one of the Temperature-Controlled Logistics Corporations of 14 Temperature-Controlled Logistics Properties had occurred on January 1, 1998.


                                                      FOR THE YEAR
                                                   ENDED DECEMBER 31,
                                                     (IN MILLIONS)
                                        -------------------------------------
                                             1999                 1998
                                        ----------------     ----------------
Pro forma EBITDA(1)                             $ 164.8              $ 152.4
Pro forma lease payment                         $ 164.0              $ 149.1

----------
(1) EBITDA does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.

o During 1999, the Temperature-Controlled Logistics Corporations completed and opened $46 million of expansion and new product, representing approximately 15.1 million cubic feet (0.5 million square feet).

o The Temperature-Controlled Logistics Corporations currently have approximately $30.6 million of expansion and new temperature-controlled logistics facilities under construction, which management of AmeriCold Logistics expects will be completed in the second quarter of 2000, and which are expected to contain approximately 16.6 million cubic feet (0.8 million square feet).

o The Temperature-Controlled Logistics Corporations have approximately $50 to $75 million of expansion and new product temperature-controlled logistics facilities under review for development or acquisition during 2000.

BEHAVIORAL HEALTHCARE SEGMENT

         During the year ended December 31, 1999, the Company received cash rental payments of approximately $35.3 million from CBHS. CBHS's business has been negatively affected by many factors, including adverse industry conditions. During 1999, CBHS failed to perform in accordance with its operating budget. See "Strategic Plan Update - CBHS" above for a complete description of the current status of CBHS, the voluntary filing of Chapter 11 bankruptcy petitions by CBHS and its subsidiaries and the Company's investment in the Behavioral Healthcare Properties.

         The following financial statement charges were made with respect to the Company's investment in the Behavioral Healthcare Properties for the year ended December 31, 1999:

         o CBHS rent is reflected on a cash basis beginning in the third quarter of 1999 and CBHS rent will continue to be reflected on a cash basis going forward;

         o The Company wrote-off the rent that was deferred according to the CBHS lease agreement from the commencement of the lease in June of 1997 through June 30, 1999. The balance written-off totaled $25.6 million;

         o The Company wrote-down its behavioral healthcare real estate assets by approximately $103.8 million to a book value of $245.0 million;

         o The Company recorded approximately $15.0 million of additional expense to be used by CBHS as working capital; and

         o The Company has not recorded depreciation expense on the Non-Core Properties since November 1999 when such Properties were classified as held for disposition.

         At December 31, 1999, the Company's investment in the Behavioral Healthcare Properties represented approximately 5% of its total assets (after the impairment and other charges related to the behavioral healthcare assets) and approximately 5% of consolidated rental revenues for the year ended December 31, 1999 (after the write-off of the rent that was deferred for 1999).

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 prohibits contingent revenue from being accrued until the thresholds upon which it is based have been met. In 1999, percentage rental income was recognized on an accrual basis. However, SAB No. 101 had no material impact on the Company's financial statements for the year ended December 31, 1999 because all of the thresholds upon which percentage rental income is based had been met by December 31, 1999. In accordance with SAB No. 101, percentage rental income will not be recognized in the year 2000 until the thresholds upon which it is based are met. Management does not believe this change will have a material impact on its interim or annual financial statements.

                              RESULTS OF OPERATIONS

         The following table shows the Company's financial data as a percentage of total revenues for the three years ended December 31, 1999, 1998, and 1997 and the variance in dollars between the years ended December 31, 1999 and 1998 and the years ended December 31, 1998 and 1997. See Note 4. Segment Reporting included in Item 8. Financial Statements and Supplementary Data for financial information about investment segments.


                                                   FINANCIAL DATA AS A PERCENTAGE OF TOTAL   TOTAL VARIANCE IN DOLLARS BETWEEN
                                                   REVENUES FOR THE YEAR ENDED DECEMBER 31,    THE YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------  ---------------------------------
                                                         1999       1998       1997           1999 AND 1998    1998 AND 1997
                                                        ------     ------     ------          -------------    -------------
REVENUES
    Office and retail properties                          82.3%      80.6%      81.2%         $        51.5    $       199.7
    Hotel properties                                       8.8        7.7        8.3                   11.9             16.0
    Behavioral healthcare properties                       5.5        7.9        6.7                  (14.2)            25.5
    Interest and other income                              3.4        3.8        3.8                   (1.2)             9.7
                                                        ------     ------     ------          -------------    -------------
      TOTAL REVENUES                                     100.0      100.0      100.0                   48.0            250.9
                                                        ------     ------     ------          -------------    -------------

EXPENSES
    Operating expenses                                    34.4       34.8       35.5                   14.1             84.1
    Corporate general and administrative                   2.2        2.3        2.9                     --              3.4
    Interest expense                                      25.7       21.8       19.3                   39.8             65.8
    Amortization of deferred financing costs               1.4        0.9        0.8                    3.8              3.0
    Depreciation and amortization                         17.6       16.9       16.6                   13.6             43.7
    Settlement of merger dispute                           2.0         --         --                   15.0               --
    Carrying value in excess of market value of
      asset held for sale                                  2.3         --         --                   16.8               --
    Impairment and other charges related to
      the behavioral healthcare assets                    21.7         --         --                  162.0               --
    Write-off of costs associated with
      unsuccessful acquisitions                             --        2.7         --                  (18.4)            18.4
                                                        ------     ------     ------          -------------    -------------
      TOTAL EXPENSES                                     107.3       79.4       75.1                  246.7            218.4
                                                        ------     ------     ------          -------------    -------------
OPERATING INCOME (LOSS)                                   (7.3)      20.6       24.9                 (198.7)            32.5

OTHER INCOME
    Equity in net income of unconsolidated companies:
      Office and retail properties                         0.7        0.6        0.1                    1.1              3.6
      Temperature-controlled logistics properties          2.0        0.1        0.3                   14.5             (0.7)
      Residential development properties                   5.7        4.8        4.2                    9.4             14.7
      Other                                                0.7        0.1        0.7                    4.0             (2.0)
                                                        ------     ------     ------          -------------    -------------
      TOTAL OTHER INCOME                                   9.1        5.6        5.3                   29.0             15.6
                                                        ------     ------     ------          -------------    -------------

INCOME BEFORE MINORITY INTERESTS                           1.8       26.2       30.2                 (169.7)            48.1

    Minority interests                                    (0.3)      (2.5)      (4.0)                  15.2              0.1
                                                        ------     ------     ------          -------------    -------------

NET INCOME                                                 1.5       23.7       26.2                 (154.5)            48.2

    Preferred share dividends                             (1.8)      (1.7)        --                   (1.8)           (11.7)
    Return on share repurchase agreement                  (0.1)        --         --                   (0.6)              --
    Forward share purchase
         agreement return                                 (0.6)      (0.4)        --                   (1.0)            (3.3)
                                                        ------     ------     ------          -------------    -------------

NET INCOME (LOSS) AVAILABLE TO
    COMMON SHAREHOLDERS                                   (1.0)%     21.6%      26.2%         $      (157.9)   $        33.2
                                                        ======     ======     ======          =============    =============

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998

REVENUES

         Total revenues increased $48.0 million, or 6.9%, to $746.3 million for the year ended December 31, 1999, as compared to $698.3 million for the year ended December 31, 1998.

         The increase in Office and Retail Property revenues of $51.5 million, or 9.1%, compared to the year ended December 31, 1998, is attributable to:

            o the acquisition of nine Office Properties in 1998, which contributed revenues for a full year in 1999, as compared with a partial year in 1998, resulting in $17.1 million in incremental revenues;

            o increased revenues of $27.8 million from the 80 Office and Retail Properties acquired prior to January 1, 1998, primarily as a result of rental rate increases at these Properties; and

            o increased revenues of $6.6 million as a result of the receipt of lease termination fees during 1999.

         The increase in Hotel Property revenues of $11.9 million, or 22.3%, compared to the year ended December 31, 1998, is attributable to:

            o the acquisition of one golf course affiliated with one of the Hotel Properties during 1998, which contributed to revenues for a full year in 1999, as compared with a partial year in 1998, resulting in $1.7 million of incremental revenues;

            o the reclassification of the Renaissance Houston Hotel from the Office Property segment to the Hotel Property segment as a result of the restructuring of its lease on July 1, 1999, which contributed $2.8 million of incremental revenues under the new lease;

            o increased revenues of $1.3 million from the re-leasing of the Omni Austin Hotel to HCD Austin Corporation as of January 1, 1999; and

            o increased revenues of $6.1 million from the eight Hotel Properties acquired prior to January 1, 1998, as a result of an increase in base rents of $4.8 million because of lease amendments entered into in connection with contributions made by the Company for capital improvements at some of the Hotel Properties, and an increase in percentage rent of $1.3 million.

         The decrease in Behavioral Healthcare Property revenue of $14.2 million, or 25.7%, is attributable to the reflection of rent from CBHS on a cash basis beginning in the third quarter of 1999, and also is attributable to the deferral of the November and December 1999 rent payments from CBHS.

EXPENSES

         Total expenses increased $246.7 million, or 44.5%, to $801.2 million for the year ended December 31, 1999, as compared to $554.5 million for the year ended December 31, 1998.

         The increase in rental property operating expenses of $14.1 million, or 5.8%, compared to the year ended December 31, 1998, is attributable to:

            o the acquisition of nine Office Properties during 1998, which incurred expenses during the full year of 1999, as compared to only a portion of the year of 1998, resulting in $7.1 million of incremental expenses; and

            o increased expenses of $7.0 million from the 80 Office and Retail Properties acquired prior to January 1, 1998, primarily as a result of an increase in real estate taxes.

         The increase in interest expense of $39.8 million, or 26.1%, compared to the year ended December 31, 1998, is primarily attributable to:

            o $0.9 million of incremental interest payable under the Metropolitan Life Notes III and IV, which were assumed in connection with the acquisition of the Datran Center Office Property in May 1998;

            o $5.9 million of incremental interest payable due to the promissory note secured by the Houston Center Office Property complex, contributing approximately 8 months of interest in 1999 compared with only three months of interest in 1998. This promissory note was issued in conjunction with the termination of the equity swap agreement with Merrill Lynch International on September 30, 1998;

            o $4.9 million of incremental interest payable due to the refinancing of the Houston Center Office Property complex in September 1999;

            o $20.4 million of incremental interest payable due to draws under the Credit Facility and under the term loans with BankBoston N.A. (average balance outstanding on the Credit Facility and under the term loans for the year ended December 31, 1999 and 1998 was $1,043.3 million and $745.0 million, respectively); and

            o $5.7 million of incremental interest payable due to the refinancing of the Greenway Plaza Office Property complex in June 1999 with a $280 million secured, fixed-rate note which generated $165.0 million in net proceeds which were primarily used to settle the Forward Share Purchase Agreement with UBS.



         All of these financing arrangements were used to fund investments, obligations associated with investments, and to provide working capital.

         The increase in amortization of deferred financing costs of $3.8 million, or 58.5%, compared to the year ended December 31, 1998, is primarily attributable to the incremental amortization of financing costs associated with new debt obtained in 1998 and 1999.

         The increase in depreciation and amortization expense of $13.6 million, or 11.5%, compared to the year ended December 31, 1998, is primarily attributable to the acquisition during 1998 of nine Office Properties.

         An additional increase in expenses of $175.4 million is attributable to:

            o $162.0 million due to the impairment and other charges related to the Behavioral Healthcare Properties;

            o $16.8 million due to the impairment charge on one of the Office Property assets held for disposition which represents the difference between the carrying value of this property and the subsequent sales price less costs of sale;

            o non-recurring costs of $15.0 million associated with the settlement of litigation relating to the merger agreement entered into in January 1998 between the Company and Station Casinos, Inc.; and

            o offset by a decrease of $18.4 million due to a non-recurring write-off in 1998 of costs associated with unsuccessful acquisitions.

EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES

         Equity in net income of unconsolidated companies increased $29.0 million, or 73.8%, to $68.3 million for the year ended December 31, 1999, as compared to $39.3 million for the year ended December 31, 1998.

         The increase is attributable to:

            o An increase in equity in net income of the unconsolidated office and retail properties of $1.1 million, or 26.2% compared to the year ended December 31, 1998, attributable to increased revenues at the Woodlands Commercial Properties Company L.P., due to the sale of the multi-family portfolio in the third quarter of 1999;

            o an increase in equity in net income of the Temperature-Controlled Logistics Corporations of $14.5 million, or 2900.0%, compared to the year ended December 31, 1998, primarily as a result of the change in ownership. Prior to March 12, 1999 the Temperature-Controlled Logistics Corporations reflected its equity in the operations of the Temperature-Controlled Logistics Properties. Subsequent to

                  March 12, 1999, the Temperature-Controlled Logistics Corporations receives rent from AmeriCold Logistics, the lessee and owner of business operations. In addition, the Company's 1999 equity in net income includes 12 months of income from nine and five Temperature-Controlled Logistics Properties which were acquired in June 1998 and July 1998, respectively.

            o an increase in equity in net income of the Residential Development Corporations of $9.4 million, or 28.1%, compared to the year ended December 31, 1998, primarily as a result of
                  (i) the increased sales activity at CDMC, primarily due to increased residential lot sales, which resulted in $5.1 million of incremental equity in net income to the Company;
                  (ii) the increased lot sales and average price per lot sold and the sale of 16 acres at Houston Area Development, which resulted in $3.0 million of incremental equity in net income to the Company, (iii) an increase in sales activity at The Woodlands, which resulted in $1.6 million of incremental equity in net income to the Company; (iv) the increase in average sales price per lot at Desert Mountain with constant lot absorption between years, which resulted in $0.6 million of incremental equity in net income to the Company; and (v) a decrease in lot sales at Mira Vista, which resulted in a decrease of $0.9 million in equity in net income to the Company; and

            o an increase in equity in net income of the other unconsolidated companies of $4.0 million, or 363.6%, compared to the year ended December 31, 1998, primarily attributable to the 7.5% dividend income from the $85 million preferred member interest in Metropolitan Partners, LLC, which the Company purchased in May 1999.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997

REVENUES

         Total revenues increased $250.9 million, or 56.1%, to $698.3 million for the year ended December 31, 1998, as compared to $447.4 million for the year ended December 31, 1997.

         The increase in Office and Retail Property revenues of $199.7 million, or 55.0%, compared to 1997 is primarily attributable to:

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

         The increase in Hotel Property revenues of $16.0 million, or 42.9%, compared to 1997 is primarily attributable to:

            o the acquisition of one Hotel Property and a golf course in 1998, which resulted in $3.9 million of incremental revenues;

            o the acquisition of two Hotel Properties in 1997, which contributed revenues for a full year in 1998, as compared to a partial year in 1997, resulting in $8.9 million of incremental revenues; and

            o increased revenues of $3.3 million from the six Hotel Properties acquired prior to January 1, 1997, which resulted primarily from an increase in percentage rent.

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

            o     $1.2 million of interest payable on the BankBoston Term
                  Note I, which the Company entered into in August 1997;

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

         An additional increase in expenses of $18.4 million is attributable to a non-recurring write-off of costs associated with unsuccessful acquisitions.

EQUITY IN NET INCOME OF UNCONSOLIDATED COMPANIES

         Equity in net income of unconsolidated companies increased $15.6 million, or 65.8%, to $39.3 million for the year ended December 31, 1998, as compared to $23.7 million for the year ended December 31, 1997.

         The increase is primarily attributable to:

            o an increase in equity in net income of the Residential Development Corporations of $14.7 million, or 78.2%, compared to 1997 which is primarily attributable to the investments in The Woodlands Land Company, Inc. in July 1997, and Desert Mountain Development Corporation in August 1997, which resulted in $14.2 million of incremental net income;

            o an increase in equity in net income of other unconsolidated office and retail properties of $3.5 million, or 600.0%, compared to 1997, which is primarily attributable to the investment in The Woodlands Commercial Properties Company, L.P. in July 1997, which resulted in $4.0 million of incremental net income; partially offset by

            o a decrease in equity in net income of the other unconsolidated companies of $2.0 million, or 64.5%, compared to 1997, which is primarily attributable to distributions of $3.1 million received in 1997 from the Company's investment in HBCLP, Inc. (the primary asset of which is the investment in Hudson Bay Partners, L.P., an investment partnership in which the Company holds an effective 95% economic interest).

                         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $72.9 million and $110.3 million at December 31, 1999 and 1998, respectively. This 33.9% decrease is attributable to $166.1 million and $167.6 million used in investing and financing activities, respectively, partially offset by $296.4 million of cash provided by operating activities.

INVESTING ACTIVITIES

         The Company's cash used in investing activities of $166.1 million is primarily attributable to:

            o $93.9 million for increased investments in unconsolidated companies primarily as a result of a $75.0 million preferred interest in Metropolitan Partners, LLC;

            o $58.5 million for recurring and non-recurring tenant improvement and leasing costs for the Office and Retail Properties;

            o $20.3 million for capital expenditures on rental properties, primarily attributable to non-recoverable building improvements for the Office and Retail Properties and replacement of furniture, fixtures and equipment for the Hotel Properties;

            o $31.4 million attributable to increased restricted cash and cash equivalents primarily due to the escrow requirements related to the refinancings of the Greenway Plaza Office Property complex and the Houston Center Office Property complex. Escrow funds of $23.0 million will be released during the renovation phase of the Renaissance Houston Hotel over the next 12 to 18 months; and

            o $27.8 million for the development of investment properties, including expansions and renovations at the Hotel Properties.

              The cash used in investing activities is partially offset by:

            o $52.4 million for decreased notes receivable, primarily due to the sale of certain promissory notes related to the Dallas Mavericks; and

            o $13.7 million for return of investment in the Residential Development Corporations.

OPERATING ACTIVITIES

         The Company's cash provided by operating activities of $296.4 million is primarily attributable to:

            o     $268.4 million from property operations;

            o $21.5 million from an increase in accounts payable, accrued liabilities and other liabilities;

            o $30.9 million from a decrease in other assets, primarily due to the sale of marketable securities; and

            o     $2.4 million from minority interests.

         The cash provided by operating activities is partially offset by:

            o $17.2 million from equity in earnings in excess of distributions received from unconsolidated companies; and

            o $9.7 million from an increase in restricted cash and cash equivalents primarily as a result of increased property tax escrow amounts related to 1999 debt refinancings.

FINANCING ACTIVITIES

         The Company's use of cash for financing activities of $167.6 million is primarily attributable to:

            o distributions paid to common shareholders and unitholders of $298.3 million;

            o settlement of the Forward Share Purchase Agreement with UBS for $149.4 million;

            o debt financing costs of $16.7 million primarily related to the refinancing of the Greenway Plaza Office Property complex, the Houston Center Office Property complex and the BankBoston
                  Term Note II;

            o     distributions paid to preferred shareholders of $13.5 million;

            o     net payments under the Credit Facility of $150.0 million; and

            o capital distributions to a joint venture partner of $3.2 million.

         The use of cash for financing activities is partially offset by:

            o net proceeds under short-term and long-term facilities of $430.8 million primarily due to net proceeds from the refinancing of the Greenway Plaza Office Property complex of $165.0 million; net proceeds from the refinancing of the BankBoston Term Note I of $60.0 million; net proceeds from the refinancing of the BankBoston Term Note II of $200.0 million; net proceeds of $15.0 million from the refinancing of the Houston Center Office Property complex; and net payments of $7.1 million from the refinancing of the Datran Center Office Property; and

            o proceeds from the exercise of common share options of $32.6 million.

CBHS

         In 1999, the Company experienced a decrease in liquidity as a result of its investment in the Behavioral Healthcare Properties. The Behavioral Healthcare Properties were leased to CBHS and its subsidiaries under a triple-net lease. CBHS is a Delaware limited liability company which was formed to operate the behavioral healthcare business located at the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan and 90% by COI and an affiliate of COI. CBHS's business has been negatively affected by many factors, including adverse industry conditions. During 1999, CBHS failed to perform in accordance with its operating budget. On February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the District of Delaware. See "Strategic Plan Update - CBHS" above for a complete description of the current status of CBHS, the voluntary filing of Chapter 11 bankruptcy petitions by CBHS and its subsidiaries, and the Company's investment in the Behavioral Healthcare Properties.

SHELF REGISTRATION STATEMENT

         On October 29, 1997, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the SEC relating to the future offering of up to an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets when considered appropriate. As of December 31, 1999, approximately $782.7 million was available under the Shelf Registration Statement for the issuance of securities.

FORWARD SHARE PURCHASE AGREEMENT

         On June 30, 1999, the Company settled the Forward Share Purchase Agreement with UBS. As settlement of the Forward Share Purchase Agreement, the Company made a cash payment of approximately $149.0 million to UBS in exchange for the return by UBS to the Company of 7,299,760 common shares. The payment was made with proceeds generated from the refinancing of the Greenway Plaza Office Property complex.

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

SHARE REPURCHASE PROGRAM

         On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of its outstanding common shares from time to time in the open market or through privately negotiated transactions, in an amount not to exceed $500.0 million. The proposed repurchases will be subject to prevailing market conditions and other considerations. The Company expects the share repurchase program to be funded through a combination of asset sales and financing arrangements, which, in some cases, may be secured by the repurchased shares. The amount of shares that the Company actually will purchase will be determined from time to time, in its reasonable judgement, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of shares actually will be purchased within any particular time period.

SHARE REPURCHASE AGREEMENT

         On November 19, 1999, the Company entered into an agreement with UBS to repurchase a portion of its common shares from UBS. As of December 31, 1999, the Company was obligated to repurchase 4,789,580 common shares, or approximately $84.1 million of the Company's common shares. The agreement was amended on January 4, 2000, increasing the number of common shares the Company was obligated to repurchase from UBS by January 4, 2001 to approximately 5,800,000 common shares, or approximately $102.0 million of the Company's common shares, (as amended, the "Share Repurchase Agreement"). The price the Company will pay for the common shares (the "Settlement Price") will be calculated based on the average cost of the common shares purchased by UBS in connection with the Share Repurchase Agreement plus a return to UBS of 30-day LIBOR plus 250 basis points, minus an adjustment for the Company's distributions during the term of the Share Repurchase Agreement. The guaranteed rate of return to UBS under the agreement is equal to 30-day LIBOR plus 250 basis points.

         The Company may settle the Share Repurchase Agreement in cash or common shares. The Company currently intends to settle the Share Repurchase Agreement to UBS in cash, by purchasing and retiring the shares with proceeds from Office Property joint ventures and financing arrangements. This will decrease the Company's liquidity and result in an increase in the Company's net income per common share and net book value per common share. The Company, however, will continue to evaluate its sources of capital and the potential uses of its capital until the time that settlement is required under the Share Repurchase Agreement or until such earlier time as it determines to settle the Share Repurchase Agreement.

         In the event that the Company elects to fulfill the Share Repurchase Agreement in common shares, UBS will sell the common shares on behalf of the Company on the open market. If, as a result of a decrease in the market price of the common shares, the number of common shares required to be sold to achieve the Settlement Price exceeds the number of common shares purchased by UBS in connection with the agreement, the Company will deliver additional cash or common shares to UBS. If the Company elects to fulfill the Share Repurchase Agreement in common shares, and the market price of the common shares is greater than the Settlement Price, UBS will return a portion of the common shares that it purchased in the open market to the Company.

         If the common share price on the NYSE falls below the Settlement Price calculated approximately every two weeks, the Company is required to remit cash collateral to UBS equal to the product of the number of common shares purchased by UBS and 115% of the difference between the Settlement Price and the closing price of the common shares as reported on the NYSE. If the Company elects to settle the Share Repurchase Agreement in cash, any cash collateral held by UBS will be used to "pay-down" the Settlement Price. If the Company elects to settle the Share Repurchase Agreement in common shares, UBS will release all claims to any cash collateral they hold at that time. As of December 31, 1999, no cash collateral was due to UBS. On February 18, 2000, the Company posted cash collateral of $8.7 million to UBS, as a result of a decline in the common share price.

         According to the terms of the Share Repurchase Agreement, had the agreement been settled, and the average cost of common shares to UBS on December 31, 1999 of approximately $17.55 been used, the Company would have had to repurchase the 4,789,580 common shares from UBS for approximately $84.1 million. In that event, the Company's liquidity would have decreased and the Company's net income - diluted per common share would have been approximately $(0.06) for the year ended December 31, 1999 and the net book value per common share outstanding at December 31, 1999 would have been approximately $15.93.

STATION CASINOS, INC. ("STATION")

         On April 14, 1999, the Company and Station entered into a settlement agreement for the mutual settlement and release of all claims between the Company and Station arising out of the agreement and plan of merger between the Company and Station, which the Company terminated in August 1998. As part of the settlement agreement, the Company paid $15.0 million to Station on April 22, 1999.

METROPOLITAN

         On December 8, 1998, Tower Realty Trust ("Tower"), Reckson Associates Realty Corporation ("Reckson"), and Metropolitan Partners, LLC ("Metropolitan") entered into a revised agreement and plan of merger that superseded the merger agreement to which the Company was a party. Under the revised agreement, Metropolitan agreed to acquire Tower for a combination of cash and Reckson exchangeable Class B common shares. The Company, Reckson and Metropolitan agreed that the Company's investment in Metropolitan would be an $85.0 million preferred member interest in Metropolitan. In connection with the revised agreement, the Company contributed $10.0 million of the $85.0 million required capital contribution to Metropolitan in December 1998 and contributed the remaining $75.0 million to Metropolitan upon satisfaction of all of the conditions to the funding on May 19, 1999. The Company's $85.0 million preferred member interest in Metropolitan at December 31, 1999 would equate to an approximate 20% equity interest.

         The investment has a cash flow preference of 7.5% for a two-year period and may be redeemed by Metropolitan within the two-year period for $85.0 million, plus an amount sufficient to provide a 9.5% internal rate of return to the Company. If Metropolitan does not redeem the preferred interest upon expiration of the two-year period, the Company may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson at a conversion price of $24.61.

CREDIT FACILITY

         At December 31, 1999, the Company's borrowing capacity under the Credit Facility was limited to $560.0 million, of which $510.0 million was outstanding. The interest rate on advances under the Credit Facility was the Eurodollar rate plus 137 basis points. As of December 31, 1999, the weighted average interest rate was 7.65%. The Credit Facility was unsecured and was scheduled to expire in June 2000. The Credit Facility required the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. The Company was in compliance with the financial covenants related to the Credit Facility for the December 31, 1999 reporting period. During the first quarter of 2000, the Credit Facility was repaid and retired primarily with the proceeds of the New Facility described below.

NEW FACILITY

         On February 4, 2000, the Company repaid and retired the Credit Facility and the BankBoston Term Note I primarily with the proceeds of the New Facility, a new $850.0 million secured, variable-rate facility fully underwritten and funded by UBS. The New Facility is comprised of three tranches: a three-year $300.0 million revolving line of credit (the "UBS Line of Credit"), a $275.0 million three-year term loan ("UBS Term Loan I") and a $275.0 million four-year term loan ("UBS Term Loan II"). Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at March 24, 2000 were approximately $258.5 million, $257.2 million and $257.2 million, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. The Company also entered into a cash flow hedge agreement related to a portion of the New Facility in a separate transaction subsequent to December 31, 1999, which is intended to mitigate its exposure to variable rate debt as more fully described in "Interest Rate Hedging Transactions" below. The New Facility is secured by 41 Office Properties and four Hotel Properties.

INTEREST RATE HEDGING TRANSACTIONS

         The Company does not use derivative financial instruments for trading purposes, but utilizes them to manage exposure to variable rate debt. The Company accounts for its derivative instruments under SFAS 133, which was adopted in the third quarter of 1999. On September 1, 1999, the Company entered into a four-year cash flow hedge agreement with Salomon Brothers Holding Company, Inc.("Salomon"), relating to the BankBoston Term Note II, for a notional amount of $200.0 million. The underlying note, which was originally issued at a floating interest rate of 30-day LIBOR plus 325 basis points was effectively converted to a fixed weighted average interest rate of 9.43% through maturity. Effective February 1, 2000, the Company renegotiated certain terms and covenants under the BankBoston Term Note II. At such time, the interest rate on the facility increased to 30-day LIBOR plus 400 basis points, and consequently increased the effective fixed weighted average interest rate to 10.18% through maturity. As of December 31, 1999, the cash flow hedge agreement with Salomon resulted in approximately $0.3 million of additional interest expense.

         Effective February 4, 2000, the Company entered into a three-year cash flow hedge agreement with Fleet Boston Financial, relating to a portion of the New Facility, for a notional amount of $200.0 million. As a result, $200.0 million of the amount due under the note which was originally issued at a floating interest rate of LIBOR plus 250 basis points, was effectively converted to a fixed weighted average interest rate of 9.61% through maturity.

ASSET JOINT VENTURES

         The Company has entered into agreements with Chadwick Saylor & Co., Inc. and Warburg Dillon Read to provide investment advisory services to the Company in the successful execution of the Company's joint-venture strategy. The Company intends to hold a minority interest in these assets and will continue to lease and manage these Properties.

LIQUIDITY REQUIREMENTS

         As of December 31, 1999, the Company's short-term liquidity requirements consisted of secured and unsecured debt maturities, its obligations under the Share Repurchase Agreement with UBS and amounts payable in connection with the expansion or renovation of two Hotel Properties. The Company had approximately $515.9 million of secured and unsecured debt that was scheduled to expire during 2000, consisting primarily of $510.0 million due under the Credit Facility with BankBoston, which was scheduled to expire in June 2000. In addition, the Company, at that time, had approximately $445.0 million of secured debt that was scheduled to expire in 2001, consisting primarily of $320.0 million due under the BankBoston Term Note I. Effective January 31, 2000, the Company entered into the New Facility. The Company used the proceeds of the New Facility to retire the Credit Facility and BankBoston Term Note I, which made up 86% of the Company's maturing debt in 2000 and 2001.

         The Company's Share Repurchase Agreement with UBS, as described in "Share Repurchase Agreement" above, expires on January 4, 2001, at which time the Company is required to settle in cash or common shares. The Company currently intends to fulfill the Share Repurchase Agreement to UBS in cash, by purchasing and retiring the shares with proceeds from Office Property joint ventures and financing arrangements. This will decrease the Company's liquidity and result in an increase in the Company's net income per common share and net book value per common share. The Company, however, will continue to evaluate its sources of capital and the potential uses of its capital until the time that settlement is required under the Share Repurchase Agreement or until such earlier time as it determines to settle the Share Repurchase Agreement.


         The Sonoma Mission Inn & Spa, located north of San Francisco, California, is scheduled to complete its estimated $20 million expansion consisting of 30 additional guest rooms and a 30,000 square foot full-service spa in April of 2000. The 389 guest room Renaissance Houston Hotel, located in the center of Greenway Plaza, will undergo substantial renovation including improvements to all guest rooms, the lobby, corridors and exterior and interior systems. The estimated $15.0 million renovation project is scheduled to be completed in October of 2000. Both of these projects will be funded from cash flows provided by operating activities, additional debt financing or combination thereof.

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

         The Company expects to meet its long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. As of December 31, 1999, the Company's long-term liquidity requirements consisted primarily of maturities under the Company's fixed and variable-rate debt.

         Debt and equity financing alternatives currently available to the Company to satisfy its liquidity requirements and commitments for material capital expenditures include:

     o Additional proceeds from the refinancing of existing secured and unsecured debt;

     o Additional debt secured by existing unencumbered properties, investment properties, or by investment property acquisitions or developments;

     o   Issuances of Operating Partnership units; and

     o   Joint venture arrangements.

REIT QUALIFICATION

         The Company intends to maintain its qualification as a REIT under
Section 856(c) of the Code. As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 95% of its REIT taxable income to its shareholders.

         On December 17, 1999, President Clinton signed into law the REIT Modernization Act which will become effective after December 31, 2000, and contains a provision that would permit the Company to own and operate certain types of investments that are currently owned by COI. The REIT Modernization Act is expected to reduce the number of business opportunities that the Company would otherwise offer to COI pursuant to the Intercompany Agreement between the Company and COI, which provides each party with rights to participate in certain transactions. The Company has expressed an interest to COI in certain of the businesses currently owned or operated by COI that the REIT Modernization Act would allow the Company to own or operate. The Company is exploring alternatives with COI regarding a potential future transaction with respect to certain of COI's assets.

                           DEBT FINANCING ARRANGEMENTS

         The significant terms of the Company's primary debt financing arrangements existing as of December 31, 1999 are shown below (dollars in thousands):

                                                                  INTEREST                                  BALANCE
                                                                  RATE AT                                OUTSTANDING AT
                                               MAXIMUM          DECEMBER 31,          EXPIRATION          DECEMBER 31,
              DESCRIPTION                     BORROWINGS            1999                 DATE                 1999
----------------------------------------    ---------------    ---------------    --------------------   ---------------
Secured Fixed Rate Debt:
    AEGON Note (1)                             $   278,392               7.53%         July 2009            $   278,392
    LaSalle Note I (2)                             239,000               7.83         August 2027               239,000
    JP Morgan Mortgage Note (3)                    200,000               8.31        October 2016               200,000
    LaSalle Note II (4)                            161,000               7.79         March 2028                161,000
    CIGNA Note (5)                                  63,500               7.47        December 2002               63,500
    Metropolitan Life Note I (6)(7)                 11,388               8.88       September 2001               11,388
    Metropolitan Life Note II (8)                   43,623               6.93        December 2002               43,623
    Metropolitan Life Note V (9)                    39,700               8.49        December 2005               39,700
    Northwestern Life Note (10)                     26,000               7.65        January 2003                26,000
    Nomura Funding VI Note (7)(11)                   8,480              10.07          July 2020                  8,480
    Rigney Promissory Note (12)                        723               8.50        November 2012                  723
                                               -----------              -----                               -----------
      Subtotal/Weighted Average                $ 1,071,806               7.83%                              $ 1,071,806
                                               -----------              -----                               -----------

Secured Variable Rate Debt (13):
    BankBoston Term Note I (14)(18)            $   320,000               9.38%       October 2001           $   320,000
    BankBoston Term Note II (15)                   200,000               9.38         August 2003               200,000
    SFT Whole Loans, Inc. Note (16)                 97,123               7.36       September 2001               97,123
                                               -----------              -----                               -----------
      Subtotal/Weighted Average                $   617,123               9.06%                              $   617,123
                                               -----------              -----                               -----------

Unsecured Fixed Rate Debt:
    Notes due 2007 (17)                        $   250,000               7.50%      September 2007          $   250,000
    Notes due 2002 (17)                            150,000               7.00       September 2002              150,000
                                               -----------              -----                               -----------
      Subtotal/Weighted Average                $   400,000               7.31%                              $   400,000
                                               -----------              -----                               -----------

Unsecured Variable Rate Debt:
    Credit Facility (18)                       $   560,000               7.65%         June 2000            $   510,000
                                               -----------              -----                               -----------
      Total/Weighted Average                   $ 2,648,929               8.01%                              $ 2,598,929
                                               ===========              =====                               ===========

----------
(1) The outstanding principal balance at maturity of this note will be approximately $223 million.

(2) The note has a seven-year period during which only interest is payable (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity. At the end of 12 years (August 2007), the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220 million. LaSalle Note I is secured by Properties owned by Funding I (See Note 1. Organization and Basis of Presentation of Item 8. Financial Statements and Supplementary Data). The note agreement restricts Funding I from engaging in certain activities, including incurring liens on the Properties securing the note, pledging the Properties securing the note, incurring certain other indebtedness canceling a material claim or debt owed to it, entering into certain transactions distributing funds derived from operation of the Properties securing the note (except as specifically permitted in the note agreement), or creating easements with respect to the Properties securing the note.

(3) On September 14, 1999, the Company refinanced the $184,299 Salomon Brothers Realty Corp. Note with this note. The additional proceeds of $15,701 were used to pay indebtedness outstanding under the BankBoston Credit Facility. The refinancing did not include the Four Seasons Hotel - Houston that had served as partial collateral for the Salomon Brothers Realty Corp. Note. At the end of seven years (October 2006), the loan reprices based on current interest rates at this time. It is the Company's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $179.0 million.

(4) The note has a seven-year period during which only interest is payable (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity. At the end of 10 years (March
     2006), the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154.0 million. LaSalle Note II is secured by Properties owned by Funding II (See Note 1. Organization and Basis of Presentation of Item 8. Financial Statements and Supplementary
     Data). The note agreement restricts Funding II from engaging in certain activities, including incurring liens on the Properties securing the note, pledging the Properties securing the note, incurring certain other indebtedness canceling a material claim or debt owed to it, entering into certain affiliate transactions, distributing funds derived from operation of the Properties securing the note (except as specifically permitted in the note agreement), or creating easements with respect to the Properties securing the note.

(5) The note requires payments of interest only during its term. The CIGNA Note is secured by the MCI Tower and Denver Marriott City Center Hotel Property. The note agreement has no negative covenants. The deed of trust requires the Company to maintain the Properties that secure the note, and requires approval to grant liens, transfer the Properties, or issue new leases.

(6) The note requires monthly payments of principal and interest based on 20-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Metropolitan Note I is secured by five of The Woodlands Office Properties which are under contract for sale. The note agreement has no negative covenants.

(7) The note was assumed in connection with an acquisition and was not subsequently retired by the Company because of prepayment penalties.

(8) The note requires monthly payments of principal and interest based on a 25-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Metropolitan Life
     Note II is secured by the Energy Centre Office Property. The note agreement requires the Company to maintain compliance with a number of customary covenants, including maintaining the Property that secures the note and not creating any lien with respect to or otherwise encumbering such Property. This note was transferred to the new owner of Energy Centre upon its sale on January 18, 2000.

(9) On December 1, 1999, the Company refinanced the Metropolitan Life Note III with the Metropolitan Life Note V. The original note of $40 million had a fixed interest rate of 7.74% and was scheduled to mature on December 1, 1999. The Metropolitan Life Note V requires monthly principal and interest payments based on a 25-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Metropolitan Note is secured by the Datran Center Office Property.

(10) The note requires payments of interest only during its term. The Northwestern Life Note is secured by the 301 Congress Avenue Office Property. The note agreement requires the Company to maintain compliance with a number of customary covenants, including maintaining the Property that secures the note and not creating any lien with respect to or otherwise encumbering such Property.

(11) Under the terms of the note, principal and interest are payable based on a 25-year amortization schedule. Beginning in July 1998, the Company obtained the right to defease the note by purchasing Treasury obligations in an amount sufficient to pay the note without penalty. The Nomura Funding VI
     Note is secured by Canyon Ranch-Lenox, the Property owned by Funding VI (see Note 1. Organization and Basis of Presentation of Item 8. Financial Statements and Supplementary Data). In July of 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty. The note agreement requires Funding VI to maintain compliance with a number of customary covenants, including a debt service coverage ratio for the Property that secures the note, a restriction on the ability to transfer or encumber the Property that secures the note, and covenants related to maintaining its single purpose nature, including restrictions on ownership by Funding VI of assets other than the Property that secures the note, restrictions on the ability to incur indebtedness and make loans, and restrictions on operations.

(12) The note requires quarterly payments of principal and interest based on a 15-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Rigney Promissory
     Note is secured by a parcel of land owned by the Company and located across from an Office Property. The note agreement has no negative covenants.

(13) For the method of calculation of the interest rate for the Company's variable-rate debt (other than the Credit Facility), see Note 7. Notes Payable and Borrowings under Credit Facility of Item 8. Financial Statements and Supplementary Data.

(14) This note requires payments of interest only during its term. The note bears interest at the Company's election of Base Rate plus 100 basis points or Eurodollar plus 325 basis points. On February 10, 1999, this loan was increased to $320 million based on the inclusion of The Addison and Reverchon Plaza Office Properties in the pool of Properties securing this note. The note is secured by a first lien on the 3333 Lee Parkway, Frost Bank Plaza, Four Westlake, Central Park Plaza, Bank One Tower, Washington Harbour and Greenway I and IA Office Properties in addition to the two Properties listed above. The term loan requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement.

(15) The Company entered into the BankBoston Term Note II on September 14, 1999. The loan bears interest at LIBOR plus 325 basis points. This loan is secured by partnership interests in two pools of underleveraged assets. The term loan requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. The proceeds were used to repay the $150 million BankBoston Bridge Loan, and to repay $50 million of outstanding indebtedness under the BankBoston Credit Facility. On February 1, 2000, the Company renegotiated certain terms and covenants under this note. As a result, the interest rate on the facility increased to 30-day LIBOR plus 400 basis points. The Company entered into a four-year $200 million cash flow hedge agreement with Salomon in a separate transaction related to the BankBoston Term Note II. Pursuant to this agreement, the Company will pay Salomon on a quarterly basis a 6.183% fixed interest rate, and Salomon will pay the Company a floating 90-day LIBOR rate based on the same quarterly reset dates.

(16) The note bears interest at the rate of LIBOR plus 175 basis points and requires payment of interest only during its term. The SFT Note is secured by Fountain Place. The note agreement requires that the Company maintain compliance with customary covenants including maintaining the Property that secures the note.

(17) The notes are unsecured and require payments of interest only during their terms. The indenture requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios and debt service coverage ratios, limitations on the incurrence of additional indebtedness and maintaining the Company's Properties. The notes were issued in an offering registered with the SEC.

(18) At December 31, 1999, the Company's borrowing capacity under the Credit Facility was limited to $560.0 million, of which $510.0 million was outstanding. The interest rate on advances under the Credit Facility was the Eurodollar rate plus 137 basis points. The Credit Facility required the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. The Company was in compliance with the financial covenants related to the Credit Facility for the December 31, 1999 reporting period. On February 4, 2000, the Credit Facility and the BankBoston Term Note I were repaid and retired primarily with the proceeds from the New Facility, a new $850.0 million secured, variable-rate facility from UBS. See "Liquidity and Capital Resources - New Facility" for a description of the New Facility.

         Below are the aggregate principal amounts due as of December 31, 1999 under the Credit Facility and other indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.


                            SECURED           UNSECURED           TOTAL
                          -----------         ---------        -----------
   (in thousands)
2000                      $     5,913         $ 510,000        $   515,913
2001                          444,975                 -            444,975
2002                          105,560           150,000            255,560
2003                          315,515                 -            315,515
2004                           53,129                 -             53,129
Thereafter                    763,837           250,000          1,013,837
                          -----------         ---------        -----------
                          $ 1,688,929         $ 910,000        $ 2,598,929
                          ===========         =========        ===========


         See "Liquidity and Capital Resources - New Facility" above for a description of the repayment and retiring of the Credit Facility subsequent to December 31, 1999, primarily with the proceeds of the New Facility.

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

         o the maturity of the proposed debt in relation to maturities of existing debt; and

         o exposure to variable-rate debt and alternatives such as interest rate swaps and cash flow hedges to reduce this exposure.

         The Company's debt service coverage ratio for the years ended December 31, 1999 and 1998 was approximately 2.8 and 3.1, respectively. Debt service coverage for a particular period is generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The debt service coverage ratio the Company is required to maintain as stipulated by the Company's debt arrangements and calculated as described above is 1.5. The Company's New Facility requires a debt service coverage ratio of 2.0.

SIGNIFICANT DEBT REFINANCINGS

         On June 30, 1999, the Company refinanced the Greenway Plaza Office Property complex with a $280 million, secured, fixed-rate mortgage loan, bearing interest at a fixed rate of 7.53%. The proceeds were primarily used to repay the $115 million existing note on the complex and to pay approximately $149 million in settlement of the Forward Share Purchase Agreement with UBS.

         On September 14, 1999, the Company obtained a $200 million note from BankBoston ("BankBoston Term Note II") secured by partnership interests in two pools of assets which also secure the La Salle Notes I an II. This new loan has a four-year term and a floating interest rate based on 30-day LIBOR plus 325 basis points. On February 1, 2000, the Company renegotiated certain terms and covenants under this note. As a result, the interest rate on the facility increased to 30-day LIBOR plus 400 basis points. The proceeds were used to repay the $150 million short-term Bridge Loan with BankBoston in full and reduce the amount outstanding under the BankBoston Credit Facility by $50 million. The Company has entered into a four-year $200 million cash flow hedge agreement with Salomon in a separate transaction related to this financing. Pursuant to this agreement, the Company will pay Salomon a 6.183% fixed interest rate on a quarterly basis, and Salomon will pay the Company a floating 90-day LIBOR rate based on the same quarterly reset dates.

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

         The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the year ended December 31, 1999 and 1998 were $298.1 and $220.6 million, respectively.

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

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND SHARES/UNITS IN THOUSANDS)


                                                              FOR THE
                                                       YEAR ENDED DECEMBER 31,
                                                       ----------------------
                                                          1999         1998
                                                       ---------    ---------
Net income                                             $  10,959    $ 165,600
Adjustments:
Depreciation and amortization of real estate assets      128,403      115,678
Settlement of merger dispute                              15,000           --
Gain on behavioral healthcare facility disposition          (439)          --
Carrying value in excess of market value of
      assets held for sale                                16,800           --
Impairment and other charges related to the
     behavioral healthcare assets                        136,435           --
Write-off of costs associated with unsuccessful
     acquisitions                                             --       18,435
Adjustment for investments in real estate mortgages
     and equity of unconsolidated companies:
         Office and retail properties                      6,110        2,530
         Temperature-Controlled Logistics Segment         22,400       28,115
         Residential development properties               31,725       25,379
         Other                                               611           --
Unitholder minority interest                               1,273       16,111
Preferred share dividends                                (13,500)     (11,700)
                                                       ---------    ---------
Funds from operations(1)                               $ 355,777    $ 360,148
                                                       =========    =========

Investment Segments:
     Office and Retail Segment                         $ 367,830    $ 325,442
     Hospitality Segment                                  64,079       52,375
     Behavioral Healthcare Segment                        15,488       55,295
     Temperature-Controlled Logistics Segment             37,439       28,626
     Residential Development Segment                      74,597       58,892
     Corporate general & administrative                  (16,274)     (16,264)
     Interest expense                                   (192,033)    (152,214)
     Preferred share dividends                           (13,500)     (11,700)
     Other(2)                                             18,151       19,696
                                                       ---------    ---------
Funds from operations                                  $ 355,777    $ 360,148
                                                       =========    =========

Basic weighted average shares/units                      135,954      132,429
                                                       =========    =========
Diluted weighted average shares/units(3)                 137,892      140,388
                                                       =========    =========

------------------------
(1) To calculate basic funds from operations, deduct Unitholder minority interest.

(2) Includes interest and other income, net of gain on behavioral healthcare facility dispostion, less depreciation and amortization of non-real assets and amortization of deferred financing costs.

(3) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Company's basic weighted average shares/units to the diluted weighted average shares/units presented above:

                                            YEAR ENDED DECEMBER 31,
                                              -----------------
(SHARES/UNITS IN THOUSANDS)                     1999      1998
                                              -------   -------
Basic weighted average shares/units:          135,954   132,429
Add: Assumed conversion of preferred shares        --     3,478
     Share and unit options                     1,675     3,903
     Forward Share Purchase Agreement             263       395
     Equity Swap Agreement                         --       183
                                              -------   -------
Diluted weighted average shares/units         137,892   140,388
                                              =======   =======

RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES
 (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                                   ----------------------
                                                                      1999         1998
                                                                   ---------    ---------
Funds from operations                                              $ 355,777    $ 360,148
Adjustments:
     Depreciation and amortization of non-real estate assets           2,311        1,631
     Settlement of merger dispute                                    (15,000)          --
     Write-off costs associated with unsuccessful acquisitions            --      (18,435)
     Other charges related to the behavioral healthcare assets       (32,662)          --
     Gain on behavioral healthcare property disposition                  439           --
     Amortization of deferred financing costs                         10,283        6,486
     Minority interest in joint ventures profit and depreciation
         and amortization                                              2,054        2,272
     Adjustment for investments in real estate mortgages
         and equity of unconsolidated companies                      (60,846)     (56,024)
     Change in deferred rent receivable                                 (636)     (34,047)
     Change in current assets and liabilities                         38,241       (6,138)
     Equity in earnings in excess of distributions received from
         unconsolidated companies                                    (17,202)          --
     Distributions received in excess of equity in earnings from
         unconsolidated companies                                         --        9,308
     Preferred share dividends                                        13,500       11,700
     Non-cash compensation                                               118          174
                                                                   ---------    ---------
Net cash provided by operating activities                          $ 296,377    $ 277,075
                                                                   =========    =========


                 HISTORICAL RECURRING OFFICE AND RETAIL PROPERTY
           CAPITAL EXPENDITURES, TENANT IMPROVEMENT AND LEASING COSTS

         The following table sets forth annual and per square foot recurring capital expenditures (excluding those expenditures which are recoverable from tenants) and tenant improvement and leasing costs for the years ended December 31, 1999, 1998 and 1997, attributable to signed leases, all of which have commenced or will commence during the next twelve months (i.e. the renewal or replacement tenant began or will begin to pay rent) for the Office and Retail Properties consolidated in the Company's financial statements during each of the periods presented. Tenant improvement and leasing costs for signed leases during a particular period do not necessarily equal the cash paid for tenant improvement and leasing costs during such period due to timing of payments.


                                                 1999         1998         1997
                                              ----------   ----------   ----------
CAPITAL EXPENDITURES:
    Capital Expenditures (in thousands)       $    6,048   $    5,107   $    3,310
    Per square foot                           $     0.19   $     0.16   $     0.15
TENANT IMPROVEMENT AND LEASING COSTS:(1)
    Replacement Tenant Square Feet             1,259,660      850,325      584,116
    Renewal Tenant Square Feet                 1,385,911      923,854    1,001,653
    Tenant Improvement Costs (in thousands)   $   14,339   $    8,552   $   10,958
    Per square foot leased                    $     5.42   $     4.82   $     6.91
    Tenant Leasing Costs (in thousands)       $    7,804   $    5,358   $    6,601
    Per square foot leased                    $     2.95   $     3.02   $     4.16
    Total (in thousands)                      $   22,143   $   13,910   $   17,559
       Total per square foot                  $     8.37   $     7.84   $    11.07
       Average lease term                      4.5 years    5.4 years    6.4 years
       Total per square foot per year         $     1.87   $     1.44   $     1.73

-------------------------
(1) Excludes leasing activity for leases that have less than a one-year term (i.e., storage and temporary space).

         Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to be made in the Company's Office and Retail Property portfolio. The Company maintains an active preventive maintenance program in order to minimize required capital improvements. In addition, certain capital improvement costs are recoverable from tenants.

         Tenant improvement and leasing costs also may fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease (renewal or replacement tenant), the involvement of external leasing agents and overall competitive market conditions. Management believes that future recurring tenant improvements and leasing costs for the Company's existing Office and Retail Properties will approximate on average for "renewal tenants" $6.00 to $10.00 per square foot, or $1.20 to $2.00 per square foot per year based on an average five-year lease term, and, on average for "replacement tenants," $12.00 to $16.00 per square foot, or $2.40 to $3.20 per square foot per year based on an average five-year lease term.

YEAR 2000 COMPLIANCE

Overview

         The year 2000 issue related to whether computer systems will properly recognize date-sensitive information to allow accurate processing of transactions and data relating to the year 2000 and beyond. In addition, the year 2000 issue related to whether non-Information Technology ("IT") systems that depend on embedded computer technology would recognize the year 2000. Systems that did not properly recognize such information could generate erroneous information or fail.

         In early 1998, the Company assigned a group of individuals with the task of creating a program to identify, understand and address the myriad issues associated with the year 2000 problem. The group completed its assessment of the Company's year 2000 readiness by way of a comprehensive review of IT and non-IT systems at the Company's principal executive offices and at the Company's Properties. The group completed its remediation and testing of any systems that were identified as being date sensitive.

YEAR 2000 DISCLOSURE

         The Company did not experience any significant disruptions as a result of the year 2000 issues. The Company dismantled the year 2000 command center and re-deployed the members of the year 2000 project team. However, the Company will continue to monitor all areas of the Company for any year 2000 related issues that may surface, but with the passing of time, the likelihood of an issue is negligible.

         The total costs to repair and replace IT and non-IT systems were $0.75 million which was below the estimated costs of $1.2 million, and did not have a material adverse effect on the Company's financial condition or results of operations.

         Although unlikely, given that the Company has not experienced any year 2000 problems to date, there can be no certainty that any future unforeseen year 2000 problem will not adversely affect the Company's results of operations, liquidity or financial position or adversely affect the Company's relationships with its customers, suppliers, vendors or others.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's use of financial instruments, such as debt instruments and its Share Repurchase Agreement with UBS, subject the Company to market risk which may affect the Company's future earnings and cash flows as well as the fair value of its assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. The Company manages its market risk by attempting to match anticipated inflow of cash from its operating, investment and financing activities with anticipated outflow of cash to fund debt payments, distributions to shareholders, investments, capital expenditures and other cash requirements. The Company does not enter into financial instruments for trading purposes.

         The following discussion of market risk is based solely on hypothetical changes in interest rates related to the Company's variable-rate debt and the Share Repurchase Agreement and in the market price of the Company's common shares as such changes relate to the Share Repurchase Agreement. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.

INTEREST RATE RISK

         The Company's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Company had total outstanding debt of approximately $2.6 billion at December 31, 1999, of which approximately $0.9 billion, or 34.6%, was variable-rate unhedged debt. The weighted average interest rate on such variable-rate debt was 8.22% as of December 31, 1999. A 10% (82.2 basis point) increase in the weighted average interest rate on such variable-rate debt would result in an annual decrease in net income and cash flows of approximately $7.6 million based on the variable-rate debt outstanding as of December 31, 1999, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (82.2 basis point) decrease in the weighted average interest rate on such variable-rate debt would result in an annual increase in net income and cash flows of approximately $7.6 million based on the variable rate debt outstanding as of December 31, 1999, as a result of the decreased interest expense associated with the change in rate.

         In September 1999, the Company entered into a four-year cash flow hedge agreement with Salomon Brothers Holding Company, Inc. ("Salomon") The cash flow hedge agreement has a notional amount of $200.0 million relating to the BankBoston Term Note II. Pursuant to this agreement, the Company will pay Salomon on a quarterly basis at 6.183% fixed interest rate and Salomon will pay the Company at a floating 90-day LIBOR rate based on the same quarterly reset dates. The underlying note, which was originally issued at a floating interest rate of 30-day LIBOR plus 325 basis points, was effectively converted to a fixed weighted average interest rate of 9.43% through maturity. Effective February 1, 2000, the Company renegotiated certain terms and covenants under the BankBoston Term Note II. At such time, the interest rate on the facility increased to 30-day LIBOR plus 400 basis points, and consequently increased the effective fixed weighted average interest rate to 10.18% through maturity. As of December 31, 1999, the cash flow hedge agreement resulted in $0.3 million of additional interest expense.

         In addition, the Company's settlement obligations under the Share Repurchase Agreement with UBS described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Share Repurchase Agreement, are subject to interest rate risk, specifically changes in the 30-day LIBOR rate.

MARKET PRICE RISK

         The Share Repurchase Agreement is subject to market rate risk because changes in the closing share price for the Company's common shares affect the Company's settlement obligation. Assuming the Company elects to settle in common shares on January 4, 2001 and the market price of the common shares decreases by 10% from the $18.38 per share closing price of the common shares on December 31, 1999, and assuming no change in the 30-day LIBOR rate from the rate at December 31, 1999, the Company will issue an additional 133,982 common shares. Assuming the Company elects to settle in common shares on January 4, 2001, and the market price of the common shares increases by 10% from the $18.38 per share closing price of the common shares of December 31, 1999, and assuming no change in the 30-day LIBOR rate from December 31, 1999, UBS will return to the Company 133,982 common shares. The issuance of additional common shares under the terms of the Share Repurchase Agreement would result in the reduction of the Company's net income per common share and net book value per common share. A change in the market price will not affect the amount required to be paid to settle the Share Repurchase Agreement in cash.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                         PAGE
                                                                                                         ----

Report of Independent Public Accountants.........................................................         63

Consolidated Balance Sheets at December 31, 1999 and 1998........................................         64

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.......         65

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998
and 1997 ........................................................................................         66

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.......         67

Notes to Consolidated Financial Statements.......................................................         68

Schedule III Consolidated Real Estate Investments and Accumulated Depreciation ..................         98

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Trust Managers of Crescent Real Estate Equities Company:

We have audited the accompanying consolidated balance sheets of Crescent Real Estate Equities Company and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crescent Real Estate Equities Company and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                ARTHUR ANDERSEN LLP

Dallas, Texas,
March 24, 2000

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                 1999           1998
                                                                              -----------    -----------
ASSETS:
 Investments in real estate:
   Land                                                                       $   398,754    $   400,690
   Land held for development or sale                                               95,760         95,282
   Buildings and improvements                                                   3,529,344      3,569,774
   Furniture, fixtures and equipment                                               71,716         63,626
   Less -  accumulated depreciation                                              (507,520)      (387,457)
                                                                              -----------    -----------
             Net investments in real estate                                     3,588,054      3,741,915

   Cash and cash equivalents                                                       72,926        110,292
   Restricted cash and cash equivalents                                            87,939         46,841
   Accounts receivable, net                                                        37,204         32,730
   Deferred rent receivable                                                        74,271         73,635
   Investments in real estate mortgages and equity
       of unconsolidated companies                                                812,494        743,516
   Notes receivable, net                                                          131,542        183,974
   Other assets, net                                                              146,131        110,544
                                                                              -----------    -----------
             Total assets                                                     $ 4,950,561    $ 5,043,447
                                                                              ===========    ===========

LIABILITIES:
   Borrowings under Credit Facility                                           $   510,000    $   660,000
   Notes payable                                                                2,088,929      1,658,156
   Accounts payable, accrued expenses and other liabilities                       170,984        149,444
                                                                              -----------    -----------
             Total liabilities                                                  2,769,913      2,467,600
                                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS:
  Operating partnership, 6,975,952 and 6,545,528 units,
       respectively                                                                99,226        126,575
  Investment joint ventures                                                        24,648         26,727
                                                                              -----------    -----------
             Total minority interests                                             123,874        153,302
                                                                              -----------    -----------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par value, authorized 100,000,000 shares:
   6 3/4% Series A Convertible Cumulative Preferred Shares,
      8,000,000 shares issued and outstanding at December 31, 1999
      and 1998                                                                    200,000        200,000
  Common shares, $.01 par value, authorized 250,000,000 shares,
      121,537,353 and 124,555,447 shares issued and outstanding
      at December 31, 1999 and 1998, respectively                                   1,208          1,245
   Additional paid-in capital                                                   2,229,680      2,336,621
   Deferred compensation on restricted shares                                         (41)           (88)
   Retained deficit                                                              (386,532)      (110,196)
   Accumulated other comprehensive income (loss)                                   12,459         (5,037)
                                                                              -----------    -----------
             Total shareholders' equity                                         2,056,774      2,422,545
                                                                              -----------    -----------
             Total liabilities and shareholders' equity                       $ 4,950,561    $ 5,043,447
                                                                              ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                 1999          1998          1997
                                                                 ----          ----          ----
REVENUES:
    Office and retail properties                               $ 614,493    $ 563,005    $ 363,324
    Hotel properties                                              65,237       53,355       37,270
    Behavioral healthcare properties                              41,091       55,295       29,789
    Interest and other income                                     25,458       26,688       16,990
                                                               ---------    ---------    ---------
       Total revenues                                            746,279      698,343      447,373
                                                               ---------    ---------    ---------

EXPENSES:
    Real estate taxes                                             84,401       75,076       44,154
    Repairs and maintenance                                       44,024       41,160       27,783
    Other rental property operating                              128,723      126,733       86,931
    Corporate general and administrative                          16,274       16,264       12,858
    Interest expense                                             192,033      152,214       86,441
    Amortization of deferred financing costs                      10,283        6,486        3,499
    Depreciation and amortization                                131,657      118,082       74,426
    Settlement of merger dispute                                  15,000           --           --
    Carrying value in excess of market value of
      asset held for sale                                         16,800           --           --
    Impairment and other charges related to the
      behavioral healthcare properties                           162,038           --           --
    Write-off of costs associated with
      unsuccessful acquisitions                                       --       18,435           --
                                                               ---------    ---------    ---------
       Total expenses                                            801,233      554,450      336,092
                                                               ---------    ---------    ---------

       Operating income (loss)                                   (54,954)     143,893      111,281

OTHER INCOME AND EXPENSES:
    Equity in net income of unconsolidated
        companies:
         Office and retail properties                              5,265        4,159          629
         Temperature-controlled logistics properties              15,039          512        1,200
         Residential development properties                       42,871       33,517       18,770
         Other                                                     5,122        1,129        3,144
                                                               ---------    ---------    ---------
             Total other income and expenses                      68,297       39,317       23,743
                                                               ---------    ---------    ---------

INCOME BEFORE MINORITY INTERESTS                                  13,343      183,210      135,024
    Minority interests                                            (2,384)     (17,610)     (17,683)
                                                               ---------    ---------    ---------

NET INCOME                                                        10,959      165,600      117,341

PREFERRED SHARE DISTRIBUTIONS                                    (13,500)     (11,700)          --
RETURN ON SHARE REPURCHASE AGREEMENT                                (583)          --           --
FORWARD SHARE PURCHASE
  AGREEMENT RETURN                                                (4,317)      (3,316)          --
                                                               ---------    ---------    ---------

NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                               $  (7,441)   $ 150,584    $ 117,341
                                                               =========    =========    =========

PER COMMON SHARE DATA:
    Net Income (loss) - Basic                                  $   (0.06)   $    1.26    $    1.25
                                                               =========    =========    =========
    Net Income (loss) - Diluted                                $   (0.06)   $    1.21    $    1.20
                                                               =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                             CONSOLIDATED STATEMENTS
                             OF SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)



                                                                   Preferred Shares                  Common Shares
                                                             ----------------------------    ----------------------------
                                                                Shares        Net Value         Shares        Par Value
                                                             ------------    ------------    ------------    ------------
SHAREHOLDERS' EQUITY, December 31, 1996                                --    $         --      36,146,380    $        361

   Common Share Offerings                                              --              --      45,076,185             451

   Issuance of Common Shares                                           --              --         341,112               3

   Issuance of Restricted Shares                                       --              --             181              --

   Common Share Dividend - 2 for 1 Split                               --              --      36,162,095             362

   Issuance of Common Shares in Exchange for
      Operating Partnership Units                                      --              --         133,412               1

   Exercise of Common Share Options                                    --              --         118,542               1

   Amortization of Deferred Compensation                               --              --              --              --

   Crescent Operating, Inc. share distribution                         --              --              --              --

   Dividends Paid                                                      --              --              --              --

   Net Income                                                          --              --              --              --

                                                             ------------    ------------    ------------    ------------

SHAREHOLDERS' EQUITY, December 31, 1997                                --              --     117,977,907           1,179

   Issuance of Common Shares                                           --              --       2,651,732              27

   Issuance of Preferred Shares                                14,948,734         425,000              --              --

   Exercise of Common Share Options                                    --              --          52,164              --

   Cancellation of Restricted Shares                                   --              --          (6,638)             --

   Amortization of Deferred Compensation                               --              --              --              --

   Issuance of Common Shares in Exchange for Operating
      Partnership Units                                                --              --         286,792               3

   Settlement of Equity Swap Agreement                                 --              --      (6,659,254)            (67)

   Preferred Share Conversion                                  (6,948,734)       (225,000)      8,400,582              84

   Forward Share Purchase Agreement                                    --              --       1,852,162              19

   Dividends Paid                                                      --              --              --              --

   Net Income                                                          --              --              --              --

   Unrealized Net Loss on Available-For-Sale Securities                --              --              --              --

                                                             ------------    ------------    ------------    ------------
SHAREHOLDERS' EQUITY, December 31, 1998                         8,000,000         200,000     124,555,447           1,245

   Issuance of Common Shares                                           --              --         168,140               1

   Exercise of Common Share Options                                    --              --       2,899,960              24

   Cancellation of Restricted Shares                                   --              --            (216)             --

   Amortization of Deferred Compensation                               --              --              --              --

   Issuance of Common Shares in Exchange for Operating
      Partnership Units                                                --              --         453,828               4

   Preferred Share Conversion Adjustment                               --              --          12,356              --

   Forward Share Purchase Agreement                                    --              --         747,598               7

   Settlement of Forward Share Purchase Agreement                      --              --      (7,299,760)            (73)

   Dividends Paid                                                      --              --              --              --

   Net Loss                                                            --              --              --              --

   Unrealized Net Gain on Available-For-Sale Securities                --              --              --              --

   Other Comprehensive Income                                          --              --              --              --

                                                             ------------    ------------    ------------    ------------

SHAREHOLDERS' EQUITY,  December 31, 1999                        8,000,000    $    200,000     121,537,353    $      1,208
                                                             ============    ============    ============    ============


                                                                             Deferred                   Accumulated
                                                           Additional    Compensation     Retained         Other
                                                            Paid-in      on Restricted    Earnings      Comprehensive
                                                            Capital         Shares        (Deficit)       Income          Total
                                                           -----------   -------------    -----------   -----------    -----------
   SHAREHOLDERS' EQUITY, December 31, 1996                 $   905,724    $      (364)   $   (40,561)   $        --    $   865,160

   Common Share Offerings                                    1,317,873             --             --             --      1,318,324

   Issuance of Common Shares                                    28,245             --             --             --         28,248

   Issuance of Restricted Shares                                    10            (10)            --             --             --

   Common Share Dividend - 2 for 1 Split                          (362)            --             --             --             --

   Issuance of Common Shares in Exchange for
      Operating Partnership Units                                1,017             --             --             --          1,018

   Exercise of Common Share Options                              1,421             --             --             --          1,422

   Amortization of Deferred Compensation                            --             91             --             --             91

   Crescent Operating, Inc. share distribution                      --             --        (10,474)            --        (10,474)

   Dividends Paid                                                   --             --       (123,813)            --       (123,813)

   Net Income                                                       --             --        117,341             --        117,341

                                                           -----------    -----------    -----------    -----------    -----------

SHAREHOLDERS' EQUITY, December 31, 1997                      2,253,928           (283)       (57,507)            --      2,197,317

   Issuance of Common Shares                                    62,072             --            687             --         62,786

   Issuance of Preferred Shares                                 (9,000)            --             --             --        416,000

   Exercise of Common Share Options                                725             --             --             --            725

   Cancellation of Restricted Shares                              (100)           100             --             --             --

   Amortization of Deferred Compensation                            --             95             --             --             95

   Issuance of Common Shares in Exchange for Operating
      Partnership Units                                          4,846             --             --             --          4,849

   Settlement of Equity Swap Agreement                        (200,766)            --         (8,466)            --       (209,299)

   Preferred Share Conversion                                  224,916             --             --             --             --

   Forward Share Purchase Agreement                                 --             --             --             --             19

   Dividends Paid                                                   --             --       (198,810)            --       (198,810)

   Net Income                                                       --             --        153,900             --        153,900

   Unrealized Net Loss on Available-For-Sale Securities             --             --             --         (5,037)        (5,037)

                                                           -----------    -----------    -----------    -----------    -----------

SHAREHOLDERS' EQUITY, December 31,1998                       2,336,621            (88)      (110,196)        (5,037)     2,422,545

   Issuance of Common Shares                                     3,850             --             --             --          3,851

   Exercise of Common Share Options                             32,610             --             --             --         32,634

   Cancellation of Restricted Shares                                (6)             6             --             --             --

   Amortization of Deferred Compensation                            --             41             --             --             41

   Issuance of Common Shares in Exchange for Operating
      Partnership Units                                          1,935             --             --             --          1,939

   Preferred Share Conversion Adjustment                            --             --             --             --             --

   Forward Share Purchase Agreement                                 --             --             --             --              7

   Settlement of Forward Share Purchase Agreement             (145,330)            --         (3,981)            --       (149,384)

   Dividends Paid                                                   --             --       (269,814)            --       (269,814)

   Net Loss                                                         --             --         (2,541)            --         (2,541)

   Unrealized Net Gain on Available-For-Sale Securities             --             --             --         17,216         17,216

   Other Comprehensive Income                                       --             --             --            280            280

                                                           -----------    -----------    -----------    -----------    -----------

SHAREHOLDERS' EQUITY,  December 31, 1999                   $ 2,229,680    $       (41)   $  (386,532)   $    12,459    $ 2,056,774
                                                           ===========    ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                                   -----------------------------------------
                                                                                      1999           1998           1997
                                                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $    10,959    $   165,600    $   117,341
   Adjustments to reconcile net income to
       net cash provided by operating activities:
           Depreciation and amortization                                               141,940        124,568         77,925
           Impairment charge related to the
              behavioral healthcare real estate assets                                 103,773             --             --
           Carrying value in excess of market value of
              asset held for sale                                                       16,800             --             --
           Minority interests                                                            2,384         17,610         17,683
           Non-cash compensation                                                           118            174            172
           Distributions received in excess of equity in earnings
              from unconsolidated companies                                                 --          9,308             --
           Equity in earnings net of distributions received
              from unconsolidated companies                                            (17,202)            --        (12,536)
           Changes in assets and liabilities:
              Accounts receivable                                                       (4,474)        (2,551)       (14,850)
              Deferred rent receivable                                                    (636)       (34,047)       (23,371)
              Other assets                                                              30,857        (22,612)       (29,029)
              Restricted cash and cash equivalents                                      (9,682)        (3,161)          (417)
              Accounts payable, accrued expenses and other
                 liabilities                                                            21,540         22,186         78,796
                                                                                   -----------    -----------    -----------
              Net cash provided by operating activities                                296,377        277,075        211,714
                                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of investment properties                                                     --       (530,807)    (1,523,735)
   Development of investment properties                                                (27,781)       (31,875)        (9,012)
   Capital expenditures - rental properties                                            (20,254)       (31,339)       (22,005)
   Tenant improvement and leasing costs - rental properties                            (58,462)       (68,779)       (53,886)
   Changes in assets and liabilities:
      Restricted cash and cash equivalents                                             (31,416)        (2,152)        (4,229)
      Investment in unconsolidated companies                                           (93,869)      (147,208)      (278,001)
      Investment in residential development corporations                                13,722         35,613       (270,174)
      Notes receivable                                                                  52,432        (27,298)      (127,786)
      Escrow deposits                                                                     (500)         5,760         (5,600)
                                                                                   -----------    -----------    -----------
              Net cash used in investing activities                                   (166,128)      (798,085)    (2,294,428)
                                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt financing costs                                                                (16,665)        (9,567)       (12,132)
   Borrowings under Credit Facility                                                     51,920        672,150      1,171,000
   Payments under Credit Facility                                                     (201,920)      (362,150)      (861,000)
   Debt proceeds                                                                       929,700        418,100      1,127,596
   Debt payments                                                                      (498,927)      (376,301)      (493,203)
   Capital distributions - joint venture partner                                        (3,190)        (2,951)        (2,522)
   Net proceeds from common share offerings                                                 --         40,992      1,345,291
   Proceeds from exercise of common share options                                       32,634            725          1,422
   Net proceeds from preferred share offerings                                              --        416,000             --
   Distribution of Crescent Operating, Inc. shares to
     unitholders of Operating Partnership and shareholders
     of Crescent Equities                                                                   --             --        (11,907)
   Settlement of Forward Share Purchase Agreement                                     (149,384)            --             --
   Preferred dividends                                                                 (13,500)       (11,700)            --
   Dividends and unitholder distributions                                             (298,283)      (220,618)      (140,801)
                                                                                   -----------    -----------    -----------
               Net cash (used in) provided by financing activities                    (167,615)       564,680      2,123,744
                                                                                   -----------    -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (37,366)        43,670         41,030
CASH AND CASH EQUIVALENTS,
   Beginning of period                                                                 110,292         66,622         25,592
                                                                                   -----------    -----------    -----------
CASH AND CASH EQUIVALENTS,
   End of period                                                                   $    72,926    $   110,292    $    66,622
                                                                                   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Company ("Crescent Equities") operates as a real estate investment trust (a "REIT") for federal income tax purposes, and, together with its subsidiaries, provides management, leasing and development services to some of its properties.

         The term "Company" includes, unless the context otherwise requires, Crescent Equities, a Texas REIT, and all of its direct and indirect subsidiaries.

         The direct and indirect subsidiaries of Crescent Equities at December 31, 1999 include:

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

SEGMENTS

         As of December 31, 1999, the Company's assets and operations were composed of five major investment segments:

         o     Office and Retail Segment;

         o     Hospitality Segment;

         o     Residential Development Segment;

         o     Temperature-Controlled Logistics Segment; and

         o     Behavioral Healthcare Segment.

         Within these segments, the Company owned directly or indirectly the following real estate assets (the "Properties") as of December 31, 1999:

         o OFFICE AND RETAIL SEGMENT consisted of 89 office properties (collectively referred to as the "Office Properties") located in 31 metropolitan submarkets in nine states, with an aggregate of approximately 31.8 million net rentable square feet and seven retail properties (collectively referred to as the "Retail

               Properties") with an aggregate of approximately 0.8 million net rentable square feet. See Note 17. Dispositions.

         o HOSPITALITY SEGMENT consisted of five upscale business class hotels with a total of 2,168 rooms, three luxury resorts and spas with a total of 516 rooms and two Canyon Ranch destination fitness resorts and spas that can accommodate up to 462 guests daily (collectively referred to as the "Hotel Properties"). All Hotel Properties, except the Omni Austin Hotel, are leased to subsidiaries of Crescent Operating, Inc. ("COI"). The Omni Austin Hotel is leased to HCD Austin Corporation.

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Company's ownership of real estate mortgages and non-voting common stock representing interests ranging from 40% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, currently own 14 residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT (FORMERLY THE REFRIGERATED STORAGE SEGMENT) consisted of the Company's indirect 39.6% interest in three partnerships (collectively referred to as the "Temperature-Controlled Logistics Partnerships"), each of which owns one or more corporations or limited liability companies (collectively referred to as the "Temperature-Controlled Logistics Corporations") which, as of December 31, 1999, directly or indirectly owned 89 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 428.3 million cubic feet (17.0 million square feet). This segment was restructured in 1999, and the new ownership structure was effective as of March 12, 1999. See Note 5. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies.

         o BEHAVIORAL HEALTHCARE SEGMENT consisted of 88 properties in 24 states (collectively referred to as the "Behavioral Healthcare Properties") that were leased to Charter Behavioral Health Systems, LLC ("CBHS") and its subsidiaries. CBHS was formed to operate the behavioral healthcare business located at the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan Health Services, Inc. ("Magellan") and 90% by COI and an affiliate of COI. On February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court of the District of Delaware. Of these 88 Behavioral Healthcare Properties, 37 are designated as the "Core Properties" for the conduct of CBHS's business and remain subject to a master lease. The other 51 Behavioral Healthcare Properties, at which CBHS has ceased operations or is planning to cease operations, are designated as the "Non-Core Properties", and were being actively marketed for sale at December 31, 1999. See Note 17. Dispositions and Note 18. CBHS for a description of the current status of CBHS and the Company's investment in the Behavioral Healthcare Properties.

         See Note 4. Segment Reporting for a table showing revenues and funds from operations for each of these investment segments for the years ended December 31, 1999, 1998, and 1997 and identifiable assets for each of these investment segments at December 31, 1999 and 1998.

The following table shows, by subsidiary, the Properties such subsidiaries owned as of December 31, 1999:


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

Crescent Real Estate               Greenway Plaza Office Properties and Renaissance
Funding III, IV and V, L.P.:       Houston Hotel(1)
("Funding III, IV and V")

Crescent Real Estate               Canyon Ranch-Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate               88 Behavioral Healthcare
Properties
Funding VII, L.P.
("Funding VII")

-------------------

(1) Funding III owns nine of the 10 Office Properties in the Greenway Plaza Office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns Coastal Tower, the remaining Office Property in the Greenway Plaza Office portfolio.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NET INVESTMENTS IN REAL ESTATE

         Real estate is carried at cost, net of accumulated depreciation. Betterments, major renovations, and certain costs directly related to the acquisition, improvements and leasing of real estate are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:


     Buildings and Improvements                    5 to 40 years
     Tenant Improvements                           Terms of leases
     Furniture, Fixtures and Equipment             3 to 10 years

         An impairment loss is recognized on a property by property basis on Properties classified as held for use, when expected undiscounted cash flows are less than the carrying value of the Property. In cases where the Company does not expect to recover its carrying costs on a Property, the Company reduces its carrying costs to fair value, and for Properties held for disposition, the Company reduces its carrying costs to the fair value less costs to sell. See
Note 17. Dispositions and Note 18. CBHS for a description of impairment losses recognized during 1999 for one of the Office Properties and the Behavioral Healthcare Properties.

         Depreciation expense is not recognized on Properties once classified as held for disposition.

CONCENTRATION OF REAL ESTATE INVESTMENTS

         The Company's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of December 31, 1999, the Office Properties in Dallas/Fort Worth and Houston represented approximately 72% of the Company's office portfolio based on total net rentable square feet. The Dallas/Fort Worth Office Properties accounted for approximately 39% of that amount, and the Houston Office Properties accounted for the remaining approximately 33%. As a result of the geographic concentration, the operations of the Company could be adversely affected by a recession or general economic downturn in the areas where these Properties are located.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents.

RESTRICTED CASH AND CASH EQUIVALENTS

         Restricted cash includes escrows established pursuant to certain mortgage financing arrangements for real estate taxes, insurance, security deposits, ground lease expenditures, capital expenditures and monthly interest carrying costs paid in arrears.

OTHER ASSETS

         Other assets consist principally of leasing costs, deferred financing costs, and marketable securities. Leasing costs are amortized on a straight-line basis during the terms of the respective leases, and unamortized leasing costs are written off upon early termination of lease agreements. Deferred financing costs are amortized on a straight-line basis over the terms of the respective loans. Marketable securities are considered available-for-sale and are marked to market value on a monthly basis. The corresponding unrealized gains and losses are included in accumulated other comprehensive income.

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

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company does not use derivative financing instruments for trading purposes, but utilizes them to manage exposure to variable rate debt. The Company accounts for its derivative instruments under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was adopted in the third quarter of 1999.

         Under SFAS No. 133, the Company's derivatives are considered cash flow hedges which are used to mitigate the variability of cash flows. On a monthly basis, the cash flow hedge is marked to fair value through comprehensive income (outside earnings), and on a monthly basis the cash flow hedge's gain or loss is reported in earnings when the interest on the underlying debt affects earnings.

         On November 19, 1999, the Company entered into an agreement with UBS AG ("UBS") that UBS would purchase the Company's common shares, and the Company would be obligated to repurchase a portion of its common shares from UBS. The Company may settle the agreement in cash or common shares at its option. Therefore, the Company accounts for the transaction as an equity transaction. The guaranteed return to UBS is equal to 30-day LIBOR plus 250 basis points, and is accounted for as a preferred dividend.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents and short-term investments are reasonable estimates of their fair values because of the short maturities of these instruments. The fair value of notes receivable, which approximates carrying value, is estimated based on year-end interest rates for receivables of comparable maturity. Notes payable and borrowings under the Company's line of credit with BankBoston N.A. ("Credit Facility") have aggregate carrying values which approximate their estimated fair values based upon the current interest rates for debt with similar terms and remaining maturities, without considering the adequacy of the underlying collateral. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1999 and 1998.

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

         HOTEL PROPERTIES The Company cannot, consistent with its status as a REIT, operate the Hotel Properties directly. It has leased all of the Hotel Properties except The Omni Austin Hotel to subsidiaries of COI pursuant to nine separate leases (See Note 16. Formation and Capitalization of COI). As of January 1, 1999, the Omni Austin Hotel has been leased under a separate lease to HCD Austin Corporation. The leases provide for the payment by the lessee of the Hotel Property of (i) base rent, with periodic rent increases if applicable,
(ii) percentage rent based on a percentage of gross receipts or gross room revenues, as applicable, above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount for certain Hotel Properties. Base rental income under these leases is recognized on a straight-line basis over the terms of the respective leases. In 1999, percentage rental income was recognized on an accrual basis. In December 1999, the SEC staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which prohibits contingent revenue from being accrued until the thresholds upon which it is based have been met. However, SAB No. 101 had no material impact on the Company's financial statements for the year ended December 31, 1999, because all of the thresholds upon which percentage rental income is based had been met by December 31, 1999. In accordance with SAB No. 101, percentage rental income will not be recognized in the year 2000 until the thresholds upon which it is based are met. Management does not believe this change will have a material impact on its interim or annual financial statements.

         BEHAVIORAL HEALTHCARE PROPERTIES The Company has leased the Behavioral Healthcare Properties to CBHS and its subsidiaries under a triple-net lease. CBHS's business has been negatively affected by many factors, including adverse industry conditions. During 1999, CBHS failed to perform in accordance with its operating budget. In the third quarter of 1999, the Company began to reflect CBHS rent on a cash basis, and will continue to reflect rent on a cash basis going forward. In the third quarter of 1999, the Company wrote-off the rent that was deferred according to the CBHS lease agreement from the commencement of the lease in June 1997 through June 30, 1999. The balance written-off totaled $25,600. The Company deferred cash rent payments for November and December 1999 due from CBHS. See Note 18. CBHS for further discussion regarding the status of CBHS, including the filing of voluntary Chapter 11 bankruptcy petitions subsequent to December 31, 1999, and the status of the Company's investment in the Behavioral Healthcare Properties.

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

EARNINGS PER SHARE

         SFAS No. 128 "Earnings Per Share" ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.



                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------------------
                                                           1999                                 1998
                                           ----------------------------------    -----------------------------------
                                                         Wtd. Avg.  Per Share                 Wtd. Avg.  Per Share
                                             Loss         Shares     Amount       Income       Shares     Amount
                                           ---------     ---------  ---------    ---------     -------   ---------
Basic EPS -
Net income (loss) available
   to common shareholders                  $  (7,441)     122,876   $   (0.06)   $ 150,584     119,443   $    1.26
                                                                    =========                            =========
Effect of dilutive securities:
   Share and unit options                         --        1,674                       --       3,903
   Assumed conversion of Series B
     preferred shares                             --           --                       --       3,478
Additional common shares
     obligation relating to:
     Equity swap agreement                        --           --                       --         183
     Forward share purchase
       agreement                                  --          263                    3,316         395
                                           ---------    ---------   ---------    ---------   ---------   ---------
Diluted EPS -
Net income (loss) available
   to common shareholders                  $  (7,441)     124,813   $   (0.06)   $ 153,900     127,402   $    1.21
                                           =========    =========   =========    =========   =========   =========




                                             FOR THE YEAR ENDED DECEMBER 31,
                                            ---------------------------------
                                                          1997
                                            ---------------------------------
                                                          Wtd. Avg. Per Share
                                             Income        Shares     Amount
                                            ---------      ------   ---------
Basic EPS -
Net income (loss) available
   to common shareholders                   $ 117,341      93,709   $    1.25
                                                                    =========

Effect of dilutive securities:
   Share and unit options                          --       4,138
   Assumed conversion of
     preferred shares                              --          --
Additional common shares
     obligation relating to:
     Equity swap agreement                         --          --
     Forward share purchase
       agreement                                   --          --
                                            ---------   ---------   ---------
Diluted EPS -
Net income (loss) available
   to common shareholders                   $ 117,341      97,847   $    1.20
                                            =========   =========   =========

         The effect of the conversion of the Series A Convertible Cumulative Preferred Shares is not included in the computation of Diluted EPS for the years ended December 31, 1999 and 1998, since the effect of their conversion is antidilutive.

STATEMENTS OF CASH FLOWS

         For purposes of the statements of cash flows, all highly liquid investments purchased with an original maturity of 90 days or less are included in cash and cash equivalents.

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS



                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------
                                                                       1999        1998         1997
                                                                    ----------   ----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid ...................................................   $  188,819   $  145,603   $   78,980
Additional interest paid in conjunction with cash flow
   hedge ........................................................          344           --           --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Conversion of Operating Partnership units to common
   shares with resulting reduction in minority interest
   and increases in common shares and additional
   paid-in capital ..............................................   $    1,939   $    4,849   $    1,018
Issuance of Operating Partnership units in conjunction
    with settlement of an obligation ............................        1,786       19,972           --
Common share obligation in conjunction with an
    investment...................................................           --       21,000        1,200
Two-for-one common share dividend ...............................           --           --          362
Mortgage note assumed in conjunction with property
   acquisitions .................................................           --       46,934       97,923
Debt incurred in conjunction with the termination of
    equity swap agreement .......................................           --      184,299           --
Acquisition of partnership interests ............................        3,774           --           --
Unrealized gain (loss) on available-for-sale securities .........       17,216        5,037           --
Forward Share Purchase Agreement Return .........................        4,317        3,316           --
Return on Share Repurchase Agreement ............................          583           --           --
Impairment and other charges related to the
     behavioral healthcare assets ...............................      162,038           --           --
Carrying value in excess of market value of asset held
     for sale ...................................................       16,800           --           --
Adjustment of cash flow hedge to fair value......................          280           --           --

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and presentation of comprehensive income and its components (generally, total nonowner changes in equity). As a result of the adoption of SFAS No. 130, comprehensive income has been presented as part of the statements of shareholders' equity. At December 31, 1999, the Company's comprehensive income balance was $12,459, primarily attributable to unrealized gains on marketable securities. In 1998, the Company's comprehensive income balance was ($5,037), primarily attributable to unrealized losses on marketable securities. Prior to 1998, the Company's comprehensive income was not material to the Company's financial statements.

         Beginning with the fiscal year ended December 31, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement was effective for financial statements for periods beginning after December 15, 1997. See Note 4. Segment Reporting.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133", which deferred the effective date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company elected to implement SFAS No. 133 in the third quarter of 1999. See Note 8. Cash Flow Hedges for a description of the impact on the Company's financial statements for the year ended December 31,1999.

         In December 1999, the SEC staff released SAB No. 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 prohibits contingent revenue from being accrued until the thresholds upon which it is based have been met. In 1999, percentage rental income was recognized on an accrual basis. However, SAB No. 101 had no material impact on the Company's financial statements for the year ended December 31, 1999, because all of the thresholds upon which percentage rental income is based had been met by December 31, 1999. In accordance with SAB No. 101, percentage rental income will not be recognized in the year 2000 until the thresholds upon which it is based are met. Management does not believe this change will have a material impact on its interim or annual financial statements.

3.       PROPERTIES HELD FOR DISPOSITION:

Office and Retail Segment

          In pursuit of management's objective to dispose of non-strategic or non-core assets, at December 31, 1999, the Company was actively marketing for sale its wholly-owned interests in 10 Office Properties, which are included in the Net Investment in Real Estate of $3,588,054. The carrying value of these Properties at December 31, 1999 was approximately $183,323. The Company continually evaluates the portfolio of Properties held for disposition. In the fourth quarter of 1999, two Properties in Dallas, Texas were removed from the original pool of 12 Properties held for disposition. Six of the Properties are located in Dallas, Texas, two are located in New Orleans, Louisiana, one is located in Denver, Colorado and one is located in Omaha, Nebraska. During the year ended December 31, 1999, bids were received on these Properties either individually or in various combinations. Management is currently in the process of evaluating the bids for the remaining Office Properties to determine their economic viability as well as the credit-worthiness of the potential purchasers and their ability to close the transactions. The disposition of these Properties remains subject to the negotiation of acceptable terms and other customary conditions. The Company anticipates completing any economically justified sales of these Office Properties by the end of the second quarter of 2000.

         The following table summarizes the condensed results of operations for the year ended December 31, 1999 and 1998 for the 10 Office Properties held for disposition. These Properties are classified as held for sale, and depreciation expense has not been recognized since June 30, 1999.


                         FOR THE YEAR ENDED DECEMBER 31,
                         -------------------------------
                             1999            1998
                            -------        -------
Revenue                     $39,214        $38,190
Operating Expenses           18,120         16,390
                            -------        -------
Net Operating Income        $21,094        $21,800
                            =======        =======

         See Note 17. Dispositions for a description of the impairment loss recognized on one of these Office Properties and a description of the disposition of certain properties subsequent to December 31, 1999.

Behavioral Healthcare Segment


         The 51 Non-Core Behavioral Healthcare Properties were classified as held for disposition at December 31, 1999, and depreciation expense has not been recognized since November 10, 1999. The carrying value for these Properties at December 31, 1999 was approximately $124,700. The Company is actively marketing the Non-Core Properties for sale. See Note 17. Dispositions for a description of the sale of certain Non-Core Properties.

Other

         The Woodlands Commercial Properties Company, L.P., owned by the Company and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain property assets (multi-family, retail, and office/venture tech portfolios) located in The Woodlands. These assets include the Company's 12 Office Properties and four Retail Properties located in The Woodlands.

4.   SEGMENT REPORTING

         The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" beginning with the year ended December 31, 1998. The Company currently has five major investment segments: the Office and Retail Segment; the Hospitality Segment; the Temperature-Controlled Logistics Segment; the Residential Development Segment; and the Behavioral Healthcare Segment. Management organizes the segments within the Company based on property type for making operating decisions and assessing performance. Investment segments for SFAS No. 131 are determined on the same basis.

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

         Selected financial information related to each segment for the years ended December 31, 1999, 1998 and 1997 is presented below.




                                                                              YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                        1999          1998            1997
                                                                    -----------    -----------    -----------
REVENUES:
    Office and Retail Properties                                    $   614,493    $   563,005    $   363,324
    Hospitality Properties                                               65,237         53,355         37,270
    Behavioral Healthcare Properties                                     41,091         55,295         29,789
    Temperature-Controlled Logistics Properties                              --             --             --
    Residential Development Properties                                       --             --             --
    Corporate and Other                                                  25,458         26,688         16,990
                                                                    -----------    -----------    -----------
    TOTAL CONSOLIDATED REVENUE                                      $   746,279    $   698,343    $   447,373
                                                                    ===========    ===========    ===========

FUNDS FROM OPERATIONS:
    Office and Retail Segment                                       $   367,830    $   325,442    $   204,243
    Hospitality Segment                                                  64,079         52,375         36,439
    Behavioral Healthcare Segment                                        15,488         55,295         29,789
    Temperature-Controlled Logistics Segment                             37,439         28,626          2,200
    Residential Development Segment                                      74,597         58,892         25,623
    Corporate and other adjustments
      Interest expense                                                 (192,033)      (152,214)       (86,441)
      Preferred share dividends                                         (13,500)       (11,700)            --
      Interest and other income                                          18,151         19,696         15,401
      Corporate general & administrative                                (16,274)       (16,264)       (12,858)
                                                                    -----------    -----------    -----------
    TOTAL FUNDS FROM OPERATIONS                                     $   355,777    $   360,148    $   214,396
                                                                    -----------    -----------    -----------

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO
    CONSOLIDATED NET INCOME:
    Depreciation and amortization of real estate assets             $  (128,403)   $  (115,678)   $   (72,503)
    Settlement of merger dispute                                        (15,000)            --             --
    Carrying value in excess of market value of asset
      held for sale                                                     (16,800)            --             --
    Impairment and other charges related to the
      behavioral healthcare assets                                     (136,435)            --             --
    Write-off costs associated with unsuccessful acquisitions                --        (18,435)            --
    Gain on behavioral healthcare property disposition                      439             --             --
    Unitholder minority interests                                        (1,273)       (16,111)       (16,249)
    Adjustment for investments in real estate mortgages
      and equity of unconsolidated companies:
      Office and Retail Properties                                       (6,110)        (2,530)          (451)
      Temperature-Controlled Logistics Properties                       (22,400)       (28,115)        (1,000)
      Residential Development Properties                                (31,725)       (25,379)        (6,852)
      Other                                                                (611)            --             --
    Preferred share dividends                                            13,500         11,700             --
                                                                    -----------    -----------    -----------
CONSOLIDATED NET INCOME                                             $    10,959    $   165,600    $   117,341
                                                                    ===========    ===========    ===========

EQUITY IN NET INCOME OF UNCONSOLIDATED
    COMPANIES:
    Office and Retail Properties                                    $     5,265    $     4,159    $       629
    Hospitality Properties                                                   --             --             --
    Behavioral Healthcare Properties                                         --             --             --
    Temperature-Controlled Logistics Properties                          15,039            512          1,200
    Residential Development Properties                                   42,871         33,517         18,770
    Corporate and other                                                   5,122          1,129          3,144
                                                                    -----------    -----------    -----------
    TOTAL EQUITY IN NET INCOME OF
      UNCONSOLIDATED COMPANIES                                      $    68,297    $    39,317    $    23,743
                                                                    ===========    ===========    ===========

IDENTIFIABLE ASSETS:
    Office and Retail Segment                                       $ 3,301,979    $ 3,214,208    $ 2,651,877
    Hospitality Segment                                                 458,266        453,583        363,424
    Behavioral Healthcare Segment                                       249,049        386,434        384,796
    Temperature-Controlled Logistics Segment                            293,243        277,856        153,994
    Residential Development Segment                                     279,197        289,615        317,950
    Other                                                               368,827        421,751        307,939
                                                                    -----------    -----------    -----------
    TOTAL IDENTIFIABLE ASSETS                                       $ 4,950,561    $ 5,043,447    $ 4,179,980
                                                                    ===========    ===========    ===========

         During 1999, COI and CBHS were the Company's two largest lessees in terms of total consolidated rental revenues derived from leases. Total rental revenues from COI and total cash rental revenues from CBHS for the year ended December 31, 1999 were approximately 8% and 5% respectively, of the Company's total consolidated rental revenues. COI was the lessee for nine of the Hotel Properties for the year ended December 31, 1999, and CBHS was the sole lessee of the Behavioral Healthcare Properties during that period. Due to its reorganization and bankruptcy proceedings, CBHS will no longer be one of the Company's largest lessees. See Note 18. CBHS.

         See Note 5. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies for a description of the sole lessee of the Temperature-Controlled Logistics Properties.

5. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

         The following is a summary of the Company's ownership in significant unconsolidated companies:




                                                                                         COMPANY'S OWNERSHIP
                  Entity                               CLASSIFICATIONS                 AS OF DECEMBER 31, 1999
-------------------------------------------- ------------------------------------- --------------------------------
Desert Mountain Development Corporation       Residential Development Corporation                 95%(1)
Houston Area Development Corp.                Residential Development Corporation                 94%(1)
The Woodlands Land Company, Inc.              Residential Development Corporation                 95%(1)
Crescent Development Management Corp.         Residential Development Corporation                 90%(1)
Mira Vista Development Corp.                  Residential Development Corporation                 94%(1)
Crescent CS Holdings Corp.                    Crescent Subsidiary                                 99%(2)
Crescent CS Holdings II Corp.                 Crescent Subsidiary                                 99%(2)
The Woodlands Commercial                      Office and Retail (various commercial
    Properties Company, L.P.                    properties)(3)                                 42.50%
Main Street Partners, L.P.                    Office and Retail (office property -
                                              Bank One Center)                                    50%
DBL Holdings, Inc.                            Other(4)                                            95%
Metropolitan Partners, LLC                    Other                                                  (5)
CRL Investments, Inc.                         Other                                               95%

---------------------

(1) See Item 2. Properties and the Residential Development Properties Table included in that section for the Residential Development Corporation's ownership interest in the Residential Development Properties.

(2) The Crescent Subsidiaries have a 39.6% interest in each of the Temperature-Controlled Logistics Partnerships. Accordingly, each of the Crescent Subsidiaries has an indirect 39.6% interest in the Temperature-Controlled Logistics Properties. See "Temperature-Controlled Logistics" section below.

(3) See the "Office and Retail Segment" section below for more information regarding certain commercial property assets that the Company intends to sell.

(4) See Note 17. Dispositions for more information regarding certain interests that the Company has sold.

(5) See "Other" section below for a description of the Company's investment in Metropolitan Partners, LLC.

RESIDENTIAL DEVELOPMENT PROPERTIES

         On April 29, 1999, a partnership in which Crescent Development Management Corporation ("CDMC") has a 64% economic interest finalized the purchase of Riverfront Park (previously known as "The Commons"), a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado for approximately $25,000. In the first quarter of 2000, the partnership has entered into contracts relating to the sale of 9.7 acres of Riverfront Park, which is expected to close in the second quarter of 2000. The acreage is in close proximity to several major entertainment and recreational facilities including Coors Field (home to the Major League Baseball's Colorado Rockies), Elitch Gardens (an amusement park) the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets), and the new downtown Commons Park.

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         As of December 31, 1999, the Company held an indirect 39.6% interest in the Temperature-Controlled Logistics Partnerships, which own the Temperature-Controlled Logistics Corporations, which directly or indirectly own the Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, which is owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COI, in which the Company has no interest. COI holds an indirect 0.4% interest in the Temperature-Controlled Logistics Partnerships. COI has an option to require the Company to purchase COI's remaining 1% economic interest, representing all of the voting stock, in each of the Crescent Subsidiaries at such time as the purchase would not, in the opinion of counsel to the Company, adversely affect the status of Crescent Equities as a REIT, for an aggregate price, payable by the Company, of approximately $3,400.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, entered into triple-net master leases of the Temperature-Controlled Logistics Properties with certain of the Temperature-Controlled Logistics Corporations. Each of the Temperature-Controlled Logistics Properties is subject to one or more of the leases, each of which has an initial term of 15 years, subject to two, five-year renewal options. Under the leases, AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance and repair of property, as well as property capital expenditures in excess of $5,000 annually. For the period of March 12, 1999 to December 31, 1999, base rent and percentage rent was approximately $135,800 of which base rent represented approximately 80%. AmeriCold Logistics has the right to defer a portion of the rent for up to three years beginning on March 12, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent, and pursuant thereto, rent was deferred as of December 31, 1999, of which the Company's share was $2,138.

OFFICE AND RETAIL PROPERTIES

         The Woodlands Commercial Properties Company, L.P., owned by the Company and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain property assets (multi-family, retail and office/venture tech portfolios) located in The Woodlands. As of December 31, 1999, the multi-family portfolio had been sold. See Note 17. Dispositions for a description of the sale of these properties.

OTHER

Metropolitan

         On December 8, 1998, Tower Realty Trust ("Tower"), Reckson Associates Realty Corporation ("Reckson"), and Metropolitan Partners, LLC ("Metropolitan") entered into a revised agreement and plan of merger that superseded the merger agreement to which the Company was a party. Under the revised agreement, Metropolitan agreed to acquire Tower for a combination of cash and Reckson exchangeable Class B common shares. The Company, Reckson and Metropolitan agreed that the Company's investment in Metropolitan would be an $85,000 preferred member interest in Metropolitan. In connection with the revised agreement, the Company contributed $10,000 of the $85,000 required capital contribution to Metropolitan in December 1998 and contributed the remaining $75,000 to Metropolitan upon satisfaction of all of the conditions to the funding on May 19, 1999. The Company's $85,000 preferred member interest in Metropolitan at December 31, 1999 would equate to an approximate 20% equity interest.

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


CRL Investments, Inc.

         The Company has a 95% economic interest, representing all of the non-voting stock in CRL Investments, Inc. ("CRL"), which has a 20% economic interest in CR License, LLC, the entity which owns the right to the future use of the "Canyon Ranch" name. CRL has the opportunity through July 2000 to pay $3,000 to obtain an additional 10% interest in CR License, LLC. CRL also has an effective 60% economic interest in the Canyon Ranch Spa Club in the Venetian Hotel in Las Vegas, Nevada. The Canyon Ranch Spa Club opened in June 1999 and is the first project to expand the franchise value of the "Canyon Ranch" name.

         The Company reports its share of income and losses based on its ownership interest in its respective equity investments. The following summarized information for all unconsolidated companies is presented on an aggregate basis and classified under the captions "Residential Development Corporations", "Temperature-Controlled Logistics Corporations", "Office and Retail" and "Other", as applicable, as of December 31, 1999, 1998, and 1997.

BALANCE SHEETS:

                                                                      DECEMBER 31, 1999
                                         ------------------------------------------------------------------------
                                                            TEMPERATURE-
                                           RESIDENTIAL       CONTROLLED
                                           DEVELOPMENT        LOGISTICS         OFFICE AND
                                          CORPORATIONS      CORPORATIONS          RETAIL            OTHER
                                         ----------------  ----------------   ---------------   ---------------
Real estate, net                           $  692,033        $1,335,326          $  433,632
Cash                                           30,184             8,295              24,223
Other assets                                  193,712           187,695              40,067
                                           ----------        ----------          ----------
     Total assets                          $  915,929        $1,531,316          $  497,922
                                           ==========        ==========          ==========

Notes payable                              $  321,655        $  594,398          $  296,858
Notes payable to the Company                  148,990            11,333                  --
Other liabilities                             228,657           168,777              24,467
Equity                                        216,627           756,808             176,597
                                           ----------        ----------          ----------
      Total liabilities and equity         $  915,929        $1,531,316          $  497,922
                                           ==========        ==========          ==========


Company's share of unconsolidated debt     $  160,169        $  235,382          $  137,779
                                           ==========        ==========          ==========

Company's investments in real estate
  mortgages and equity of uncon-
  solidated companies                      $  279,197        $  293,243          $  100,131         $139,923
                                           ==========        ==========          ==========         ========


SUMMARY STATEMENTS OF OPERATIONS:


                                                         FOR THE YEAR ENDED DECEMBER 31, 1999
                                         ------------------------------------------------------------------------
                                                            TEMPERATURE-
                                           RESIDENTIAL       CONTROLLED
                                           DEVELOPMENT        LOGISTICS         OFFICE AND
                                          CORPORATIONS      CORPORATIONS          RETAIL            OTHER
                                         ----------------  ----------------   ---------------   ---------------
Total revenues                             $ 502,583         $ 264,266          $  78,534
Expenses:
   Operating expense                         394,858           127,516 (1)         27,008
   Interest expense                            4,920            47,273             19,321
   Depreciation and amortization              14,295            54,574             19,273
   Taxes                                      22,549            (6,084)                --
                                           ---------          --------           --------
Total expenses                               436,622           223,279             65,602
                                           ---------          --------           --------

Net income                                 $  65,961         $  40,987 (1)      $  12,932
                                           =========          ========          =========

Company's equity in net income
  of unconsolidated companies              $  42,871         $  15,039          $   5,265        $   5,122
                                           =========         =========          =========        =========

----------------------------

(1) Inclusive of the management fee paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

BALANCE SHEETS:


                                                                      DECEMBER 31, 1998
                                        ---------------------------------------------------------------------------
                                                                  TEMPERATURE-
                                             RESIDENTIAL           CONTROLLED
                                             DEVELOPMENT           LOGISTICS          OFFICE AND
                                            CORPORATIONS          CORPORATIONS          RETAIL            OTHER
                                        ----------------------  ----------------- ------------------- -------------
Real estate, net                             $  623,106          $1,308,059           $  475,322
Cash                                             25,849              14,219               31,047
Other assets                                    156,782             420,934               16,485
                                             ----------          ----------           ----------
     Total assets                            $  805,737          $1,743,212           $  522,854
                                             ==========          ==========           ==========

Notes payable                                $  295,998          $  617,166           $  258,000
Notes payable to the Company                    164,578                  --                   --
Other liabilities                               131,874             396,836               42,193
Equity                                          213,287             729,210              222,662
                                             ----------          ----------           ----------
      Total liabilities and equity           $  805,737          $1,743,212           $  522,855
                                             ==========          ==========           ==========



Company's share of unconsolidated debt       $  137,098          $  234,523           $  121,275
                                             ==========          ==========           ==========

Company's investments in real estate
  mortgages and equity of
  unconsolidated companies                   $  289,615          $  277,856           $  113,625       $   62,421
                                             ==========          ==========           ==========       ==========


SUMMARY STATEMENTS OF OPERATIONS:


                                                                      DECEMBER 31, 1998
                                        ---------------------------------------------------------------------------
                                                                  TEMPERATURE-
                                             RESIDENTIAL           CONTROLLED
                                             DEVELOPMENT           LOGISTICS          OFFICE AND
                                            CORPORATIONS          CORPORATIONS          RETAIL            OTHER
                                        ----------------------  ----------------- ------------------- -------------
Total revenues                               $  372,378           $  567,845         $   69,326
Expenses:
   Operating expense                            283,138              448,972(1)          28,259
   Interest expense                               4,231               45,701             17,962
   Depreciation and amortization                  8,572               59,363             13,959
   Taxes                                         21,227                4,548                 --
                                             ----------           ----------         ----------
Total expenses                                  317,168              558,584             60,180
                                             ----------           ----------         ----------

Net income                                   $   55,210           $    9,261(1)      $    9,146
                                             ==========           ==========         ==========

Company's equity in net income
  of unconsolidated companies                $   33,517           $      512         $    4,159        $    1,129
                                             ==========           ==========         ==========        ==========

-----------------
(1) Inclusive of the management fee paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).



SUMMARY STATEMENTS OF OPERATIONS:



                                       FOR THE YEAR ENDED
                                       DECEMBER 31, 1997
                                 -----------------------------------
                                                     TEMPERATURE-
                                                     CONTROLLED
                                                     LOGISTICS
                                 RESIDENTIAL       CORPORATIONS,
                                 DEVELOPMENT      OFFICE AND RETAIL,
                                 CORPORATIONS        AND OTHER
                                 ------------     -----------------
Total revenues                    $  173,764         $  103,796
Total expenses                       151,090             90,995(1)
                                  ----------         ----------
Net income                        $   22,674         $   12,801(1)
                                  ==========         ==========

Company's equity in net income
  of unconsolidated companies     $   18,770         $    4,973
                                  ==========         ==========

-----------------
(1) Inclusive of the management fee paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

6.       OTHER ASSETS, NET:

         Other assets, net consist of the following:



                                      BALANCE AT DECEMBER 31,
                                      ----------------------
                                        1999          1998
                                      ---------    ---------
Leasing costs                         $  99,232    $  76,385
Deferred financing costs                 41,564       35,655
Escrow deposits                             550           50
Prepaid expenses                          2,759        2,829
Marketable securities                    40,944       17,688
Other                                    21,548       26,456
                                      ---------    ---------
                                        206,597      159,063
Less - Accumulated amortization         (60,466)     (48,519)
                                      ---------    ---------
                                      $ 146,131    $ 110,544
                                      =========    =========

7.       NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:

The following is a summary of the Company's debt financing at December 31, 1999 and 1998:


                                                                                 BALANCE AT DECEMBER 31,
                                                                                     1999       1998
                                                                                 ----------   ----------
SECURED DEBT

BankBoston, N.A. ("BankBoston") Term Note I(1) due October 30, 2001, bears interest at the Eurodollar rate plus 325 basis points or the Base Rate (as defined in the Term Note Agreement) plus 100 basis points (at December 31,
1999, the rate was 9.38% based on the Eurodollar rate) with a three-year interest-only term, secured by Greenway I and IA, Four Westlake Park,
Washington Harbour, Bank One Tower, Frost Bank Plaza, Central Park Plaza, 3333
Lee Parkway, The Addison, and Reverchon Plaza Office Properties with
a combined  book value of $416,852 .............................................   $320,000   $260,000


AEGON Note(2) due July 1, 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the
Funding III, IV and V Properties with a combined book value of $234,700 ........    278,392         --

LaSalle Note I(3) bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2027, secured by the Funding I Properties with a combined book value of
$292,385 .......................................................................    239,000    239,000

BankBoston Term Note II(4) due August 13, 2003, bears interest at the 30-day
LIBOR rate plus 325 basis points (at December 31, 1999, the interest rate was
9.38%) with a four-year interest only term, secured by equity interests in
Funding I and II valued at approximately $200,000 ..............................    200,000         --

JP Morgan Mortgage Note(5) due October 1, 2016, bears interest at a fixed rate of 8.31% with a two- year interest-only term, secured by the Houston Center
mixed-use Office Property complex with a combined book value of $245,865 .......    200,000         --


                                                                                           BALANCE AT DECEMBER 31,
                                                                                              1999           1998
                                                                                           ---------    ----------
Merrill Lynch Promissory Note (subsequently sold in 1999 to Salomon Brothers
Realty Corp.) due September 14, 1999, bears interest at 30-day LIBOR plus 200 basis points (at December 31, 1998, the rate was 7.06%) with an interest-only term, secured by the Houston Center mixed-use Property complex with a book
value of $271,479 at December 31, 1998 ..............................................           --      184,299

LaSalle Note II(6) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028, secured
by the Funding II Properties with a combined book value of $302,881..................      161,000      161,000

LaSalle Note III(7) due July 1999, bears interest at 30-day LIBOR plus a weighted average interest rate of 2.135% (at December 31, 1998 the rate was 7.20%, subject to a rate cap of 10%) with an interest- only term, secured by the
Funding III, IV and V Properties with a combined book value of $242,096 at
December, 31, 1998 ..................................................................           --      115,000

SFT Whole Loans, Inc. ("SFT") Note due September 30, 2001, bears interest at 30-day
LIBOR plus an average rate of 1.75% (at December 31, 1999, the rate was 7.36%)
with an interest-only term, secured by the Fountain Place Office Property with
a combined book value of $112,794 ...................................................       97,123       97,123

CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City Center
Hotel Property with a combined book value of $97,116 ................................       63,500       63,500

Metropolitan Life Note II(8) due December 2002, bears interest at 6.93% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Energy Centre Office Property with a combined book
value of $56,731 ....................................................................       43,623       44,364

Metropolitan Life Note III(9) due December 1999, bears interest at 7.74% with an interest-only term, secured by the Datran Center Office Property with a combined
book value of $70,076 at December 31, 1998 ..........................................           --       40,000

Metropolitan Life Note V(9) due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran Center Office Property with a combined book
value of $70,374 ....................................................................       39,700           --

Northwestern Life Note due January 2003, bears interest at 7.65% with an interest-only term, by the 301 Congress Avenue Office Property with a combined
book value of $45,275 ...............................................................       26,000       26,000

Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule, secured by five of The Woodlands Office Properties with a combined
book value of $14,677 ...............................................................       11,388       11,777

Nomura Funding VI Note(10) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in
July 2020, secured by the Funding VI Property with a combined book value of
$33,418 .............................................................................        8,480        8,586


                                                                                   BALANCE AT DECEMBER 31,
                                                                                      1999         1998
                                                                                   ----------   ----------
Metropolitan Life Note IV due December 1999, bears interest at 7.11% with monthly principal and interest payments based on a 15-year amortization schedule, secured by the Datran Center Office Property with a book value of
$70,076 at December 31, 1998 ...................................................           --        6,752

Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization
schedule, secured by a parcel of land with a value of $16,886 ..................          723          755

UNSECURED DEBT

Line of Credit with BankBoston ("Credit Facility")(1) (see description of
Credit Facility below) .........................................................      510,000      660,000

2007 Notes(11) bear interest at a fixed rate of 7.50% with a ten-year
interest-only term, due September 2007 .........................................      250,000      250,000

2002 Notes(11) bear interest at a fixed rate of 7.00% with a five-year
interest-only term, due September 2002 .........................................      150,000      150,000
                                                                                   ----------   ----------
  Total Notes Payable                                                              $2,598,929   $2,318,156
                                                                                   ==========   ==========

--------------------

(1) On February 4, 2000, the BankBoston Term Note I and the Credit Facility were repaid and retired primarily with the proceeds of a new facility ("New Facility"), an $850,000 secured, variable-rate facility from UBS described in greater detail below.

(2) The outstanding principal balance at maturity of this note will be approximately $223,000.

(3) In August 2007, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,000.

(4) The Company entered into the BankBoston Term Note II Loan on September 14, 1999. This loan is secured by partnership interests in two pools of underleveraged assets. The proceeds were used to repay the $150,000 BankBoston Bridge Loan and to repay $50,000 of outstanding indebtedness under the BankBoston Credit Facility. On February 1, 2000, the Company renegotiated certain terms and covenants under this Note. As a result, the interest rate on the facility increased to 30-day LIBOR plus 400 basis points. The Company entered into a four-year $200,000 cash flow hedge agreement effective September 1, 1999 with Salomon Brothers Holding Company, Inc. in a separate transaction related to the BankBoston Term
     Note II. See Note 8. Cash Flow Hedges.

(5) On September 14, 1999, the Company refinanced the $184,299 Salomon Brothers Realty Corp. Note with this note. The additional proceeds of $15,701 were used to pay indebtedness outstanding under the BankBoston Credit Facility. The refinancing did not include the Four Seasons Hotel that had served as partial collateral for the Salomon Brothers Realty Corp. Note. At the end of seven years (October 2006), the loan reprices based on current interest rates at this time. It is the Company's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $1,790.

(6) In March 2006, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,000.

(7) In June, 1999, the Company refinanced the Greenway Plaza Office Property complex with a $280,000 AEGON Note, which was used to repay this note.

(8) In the first quarter of 2000, this note was paid off with proceeds from the disposition of the Energy Centre Office Property.

(9) On December 1, 1999, the Company refinanced the Metropolitan Life Note III with the Metropolitan Life Note V.

(10) The Company has the option to defease the note, by purchasing Treasury obligations in an amount sufficient to pay the note, without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty at that date.

(11) The notes were issued in an offering registered with the SEC.

         Below are the aggregate principal amounts due as of December 31, 1999 under the Credit Facility and other indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.



                       SECURED        UNSECURED         TOTAL
                     ------------   ------------     ------------
 (in thousands)
2000                 $      5,913   $    510,000     $    515,913
2001                      444,975             --          444,975
2002                      105,560        150,000          255,560
2003                      315,515             --          315,515
2004                       53,129             --           53,129
Thereafter                763,837        250,000        1,013,837
                     ------------   ------------     ------------
                     $  1,688,929   $    910,000     $  2,598,929
                     ============   ============     ============

         The Company had approximately $515,913 of secured and unsecured debt that was scheduled to expire during 2000, consisting primarily of $510,000 due under the Credit Facility with BankBoston, which was scheduled to expire in June 2000. In addition, the Company had approximately $444,975 of secured debt scheduled to expire in 2001, consisting primarily of $320,000 due under the BankBoston Term Note I. Effective January 31, the Company entered into the New Facility, a $850,000 secured, variable-rate facility from UBS which refinanced and extended these debt maturities described in greater detail below.

CREDIT FACILITY

         At December 31, 1999, the Company's borrowing capacity under the Credit Facility was limited to $560,000, of which $510,000 was outstanding. The interest rate on advances under the Credit Facility was the Eurodollar rate plus 137 basis points. As of December 31, 1999, the weighted average interest rate was 7.65%. The Credit Facility was unsecured and was scheduled to expire in June 2000. The Credit Facility required the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement. The Company was in compliance with the financial covenants related to the Credit Facility for the December 31, 1999 reporting period. During the first quarter of 2000, the Credit Facility was repaid and retired primarily with the proceeds of the New Facility described below.

NEW FACILITY

         On February 4, 2000, the Company repaid and retired the Credit Facility and the BankBoston Term Note I primarily with the proceeds of the New Facility, a new $850,000 secured, variable-rate facility fully underwritten and funded by UBS. The New Facility is comprised of three tranches: a three-year $300,000 revolving line of credit (the "UBS Line of Credit"), a $275,000 three-year term loan ("UBS Term Loan I") and a $275,000 four-year term loan ("UBS Term Loan II"). Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at March 24, 2000 were approximately $258,527, $257,213 and $257,213, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. The New Facility is secured by 41 Office Properties and four Hotel Properties. The Company has also entered into a cash flow hedge agreement related to a portion of the New Facility in a separate transaction subsequent to December 31, 1999, which is intended to mitigate its exposure to variable-rate debt. See Note 8. Cash Flow Hedges for a description of this agreement.

8.   CASH FLOW HEDGES

         The Company does not use derivative financial instruments for trading purposes, but occasionally utilizes them to manage exposure to variable rate debt. The Company accounts for its derivative instruments under SFAS No. 133, which was adopted in the third quarter of 1999.

         In September 1999, the Company entered into a four-year cash flow hedge agreement with Salomon Brothers Holding Company, Inc.("Saloman") The cash flow hedge agreement is designated as such because it is intended to mitigate the variability of cash flows. On a monthly basis, the cash flow hedge is marked to fair value and the cash flow hedge's gain or loss is reported in earnings when the interest on the underlying debt affects earnings. The cash flow hedge agreement has a notional amount of $200,000, relating to the BankBoston Term
Note II. Pursuant to this agreement, the Company will pay Salomon on a quarterly basis at 6.183% fixed interest rate and Salomon will pay the Company a floating 90-day LIBOR rate based on the same quarterly reset dates. The underlying note, which was originally issued at a floating interest rate of 30-day LIBOR plus 325 basis points, was effectively converted to a fixed weighted average interest rate of 9.43% through maturity. Effective February 1, 2000, the Company renegotiated certain terms and covenants under the BankBoston Term Note II. At such time, the interest rate on the facility increased to 30-day LIBOR plus 400 basis points, and consequently increased the effective fixed weighted average interest rate to 10.18% through maturity. As of December 31, 1999, the cash flow hedge agreement resulted in $344 of additional interest expense.

         Effective February 4, 2000, the Company entered into a three-year cash flow hedge agreement with Fleet Boston Financial, for a notional amount of $200,000, relating to a portion of the New Facility. As a result, $200,000 of the amount under the note, which was originally issued at a floating interest rate of LIBOR plus 250 basis points, was effectively converted to a fixed weighted average interest rate of 9.61% through maturity.

9.       RENTALS UNDER OPERATING LEASES:

         The Company receives rental income from the leasing of Office Property, Retail Property, Hotel Property and Behavioral Healthcare Property space under operating leases. For noncancelable operating leases that were in effect as of December 31, 1999 for Properties owned as of March 24, 2000, future minimum rentals (base rents) during the next five years and thereafter (excluding tenant reimbursements of operating expenses for Office and Retail Properties) are as follows:


             OFFICE AND                BEHAVIORAL
               RETAIL       HOTEL      HEALTHCARE    COMBINED
             PROPERTIES   PROPERTIES   PROPERTIES   PROPERTIES
             ----------   ----------   ----------   ----------
2000         $  424,937   $   44,036   $       --   $  468,973
2001            387,864       46,961           --      434,825
2002            323,476       48,161           --      371,637
2003            267,603       48,561           --      316,164
2004            199,964       49,618           --      249,582
Thereafter      580,040      107,552           --      687,592
             ----------   ----------   ----------   ----------
             $2,183,884   $  344,889   $       --   $2,528,773
             ==========   ==========   ==========   ==========

         For purposes of this Note, the Company has assumed that it will not receive any future minimum rental revenues from the Behavioral Healthcare Properties, due to the status of the bankruptcy proceedings of CBHS. See Note
18. CBHS.

         Generally, the Office and Retail Property leases also require that tenants reimburse the Company for increases in operating expenses above operating expenses during the base year of the tenants lease. These amounts totaled $92,865, $78,708, and $42,385 for the years ended December 31, 1999, 1998 and 1997, respectively. These increases are generally payable in equal installments throughout the year, based on estimated increases, with any differences adjusted at year end based upon actual expenses.

         The Company recognized percentage rental income from the Hotel Properties of approximately $19,648, $13,848, and $9,678 for the years ended December 31, 1999, 1998 and 1997, respectively.

         See Note 2. Summary of Significant Accounting Policies, for further discussion of revenue recognition, and Note 4. Segment Reporting, for further discussion of significant tenants.

10. COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

         The Company has 14 Properties located on land that is subject to long-term ground leases which expire between 2015 and 2080. The Company also leases parking spaces in a parking garage adjacent to one of its Properties pursuant to a lease expiring in 2021. Lease expense associated with these leases during each of the three years ended December 31, 1999, 1998, and 1997 was $2,642, $2,482, and $1,247, respectively. Future minimum lease payments due under such leases as of December 31, 1999, are as follows:


                             LEASES
                          COMMITMENTS
                          -----------
          2000             $   2,275
          2001                 2,258
          2002                 2,185
          2003                 2,191
          2004                 2,195
          Thereafter          99,008
                           ---------
                           $ 110,112
                           =========


CONTINGENCIES

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

11.      STOCK AND UNIT BASED COMPENSATION PLANS:

STOCK OPTION PLANS

         The Company has two stock incentive plans, the 1995 Stock Incentive Plan (the "1995 Plan") and the 1994 Stock Incentive Plan (the "1994 Plan"). In June 1996, the shareholders amended the 1995 Plan, which increased the maximum number of options and/or restricted shares that the Company may grant to 2,850,000 shares. The maximum aggregate number of shares available for grant under the 1995 Plan increases automatically on January 1 of each year by an amount equal to 8.5% of the increase in the number of common shares and units outstanding since January 1 of the preceding year, subject to certain adjustment provisions. As of January 1, 2000, the number of shares the Company may grant under the 1995 Plan is 9,650,505. Under the 1995 Plan, the Company had granted, net of forfeitures, options and restricted shares of 7,275,494 and 23,718 respectively, through December 31, 1999. Due to the approval of the 1995 Plan, additional options and restricted shares will no longer be granted under the 1994 Plan. Under the 1994 Plan, the Company had granted, net of forfeitures, 2,509,800 options and no restricted shares. Under both Plans, options are granted at a price not less than the market value of the shares on the date of grant and expire ten years from the date of grant. The options that have been granted under the 1995 Plan vest over five years, with the exception of 500,000 options that vest over two years, 250,000 options that vest over three and a half years and 60,000 options that vest six months from the initial date of grant. The options that have been granted under the 1994 Plan vest over periods ranging from one to five years.

         A summary of the status of the Company's 1994 and 1995 Plans as of December 31, 1999, 1998 and 1997 and changes during the years then ended is presented in the table below:

                               STOCK OPTIONS PLANS


                                                       1999                     1998                      1997
                                             ----------------------    ----------------------    -----------------------
                                             OPTIONS TO                OPTIONS TO                OPTIONS TO
                                              ACQUIRE     WTD. AVG.     ACQUIRE     WTD. AVG.     ACQUIRE     WTD. AVG.
                                              SHARES      EXERCISE       SHARES     EXERCISE       SHARES     EXERCISE
                                               (000)       PRICE         (000)       PRICE         (000)       PRICE
                                             ----------   ---------    ----------   ---------    -----------  ----------
Outstanding as of January 1,                   6,967       $   21       4,943        $   16       4,681       $   15
Granted                                        3,489           16       2,728            32         485           28
Exercised                                     (2,900)          13         (52)           18        (134)          14
Forfeited                                       (895)          30        (652)           29         (89)          21
Expired                                           --           --          --            --          --           --
                                              ------       ------       -----        ------       -----       ------
Outstanding/Wtd. Avg. as of December 31,       6,661       $   21       6,967        $   21       4,943       $   16
                                              ------       ------       -----        ------       -----       ------
Exercisable/Wtd. Avg. as of December 31,       1,721       $   24       3,727        $   15       3,285       $   14



         The following table summarizes information about the options outstanding and exercisable at December 31, 1999:



                                     OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                    ----------------------------------------------------       ---------------------------------
                       NUMBER         WTD. AVG. YEARS                            NUMBER
                    OUTSTANDING         REMAINING                              EXERCISABLE
   RANGE OF         AT 12/31/99           BEFORE             WTD. AVG.         AT 12/31/99          WTD. AVG.
EXERCISE PRICES        (000)            EXPIRATION        EXERCISE PRICE          (000)          EXERCISE PRICE
---------------     -----------       ---------------     --------------       -----------       --------------
$11 to 18            4,210              8.9 years           $     16                674              $     16
$19 to 27              974                   7.9                  23                391                    23
$28 to 39            1,477                   8.2                  33                656                    32
                     -----              ---------           --------              -----              --------
$11 to 39            6,661              8.6 years           $     21              1,721              $     24
                     =====              =========           ========              =====              ========


UNIT PLANS

         The Operating Partnership has two unit incentive plans, the 1995 Unit Incentive Plan (the "1995 Unit Plan") and the 1996 Unit Incentive Plan (the "1996 Unit Plan"). The 1995 Unit Plan is designed to reward persons who are not trust managers, officers or 10% shareholders of the Company. An aggregate of 100,000 common shares are reserved for issuance upon the exchange of 50,000 units available for issuance to employees and advisors under the 1995 Unit Plan. As of December 31, 1999, an aggregate of 7,012 units had been distributed under the 1995 Unit Plan. The 1995 Unit Plan does not provide for the grant of options. There was no activity in the 1995 Unit Plan in 1999. The 1996 Unit Plan provides for the grant of options to acquire up to 2,000,000 units, all of which were granted. The unit options granted under the 1996 Unit Plan were priced at fair market value on the date of grant, vest over seven years, and expire ten years from the date of grant. Pursuant to the terms of the unit options granted under the 1996 Unit Plan, because the fair market value of the Company's common shares equaled or exceeded $25 for each of ten consecutive trading days, the vesting of an aggregate of 500,000 units was accelerated and such units became immediately exercisable in 1996. Under the 1996 Unit Plan, each unit that may be purchased is exchangeable, as a result of shareholder approval in June 1997, for two common shares. In June 1999, Gerald Haddock forfeited approximately 322,000 units as part of his resignation as an officer and director of the Company. These options are available for grant to participants. In addition, the 1996 Unit Plan was amended in November 1999, to provide for an additional grant of 100,000 unit options, available from such forfeitures, and to allow such unit options to vest over five years.

         A summary of the status of the Company's 1996 Unit Plan as of December 31, 1999, 1998 and 1997, and changes during the years then ended is presented in the table below (assumes each unit is exchanged for two common shares):

                         1996 UNIT INCENTIVE OPTION PLAN


                                                       1999                           1998                          1997
                                           --------------------------     --------------------------    --------------------------
                                              SHARES                         SHARES                        SHARES
                                            UNDERLYING      WTD. AVG.      UNDERLYING      WTD. AVG.     UNDERLYING     WTD. AVG.
                                           UNIT OPTIONS     EXERCISE      UNIT OPTIONS     EXERCISE     UNIT OPTIONS     EXERCISE
                                               (000)         PRICE           (000)          PRICE          (000)          PRICE
                                           ------------     ---------     ------------     ---------    ------------    ----------
Outstanding as of January 1,                  4,000          $   18         4,000          $   18         4,000           $   18
Granted                                         200              16            --              --            --               --
Exercised                                    (1,143)             18            --              --            --               --
Forfeited                                      (643)             18            --              --            --               --
Expired                                          --              --            --              --            --               --
                                             ------          ------         -----          ------         -----           ------
Outstanding/Wtd. Avg. as of December 31,      2,414          $   17         4,000          $   18         4,000           $   18
                                             ------          ------         -----          ------         -----           ------
Exercisable/Wtd. Avg. as of December 31,      1,143          $   18         1,857          $   18         1,429           $   18

STOCK OPTION AND UNIT PLANS

         The Company applies APB No. 25 in accounting for options granted pursuant to the 1995 Plan, the 1994 Plan and the 1996 Unit Plan (collectively, the "Plans"). Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under the Plans, consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------------------
                                                       1999                            1998                          1997
                                           ---------------------------------------------------------------------------------------
                                           AS REPORTED     PRO FORMA     AS REPORTED       PRO FORMA     AS REPORTED   PRO FORMA
                                           -----------    -----------    -----------       -----------   -----------   -----------
Basic EPS:
  Net Income (Loss) available to
    common shareholders                    $    (7,441)   $   (12,998)   $   150,584       $   145,155   $   117,341   $   114,442
Diluted EPS:
  Net Income (Loss) available to
    common shareholders                    $    (7,441)   $   (12,998)   $   153,900       $   143,431   $   117,341   $   114,442
Basic Earnings (Loss) per Share            $     (0.06)   $     (0.11)   $      1.26       $      1.21   $      1.25   $      1.22
Diluted Earnings per Share                 $     (0.06)   $     (0.11)   $      1.21       $      1.17   $      1.20   $      1.17

         Because SFAS No. 123 was not required to be applied to options granted prior to January 1, 1995, the resulting compensation cost may not be representative of what is to be expected in future years.

         At December 31, 1999, 1998 and 1997, the weighted average fair value of options granted was $2.80, $5.01, and $6.52, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model using the following expected weighted average assumptions in the calculation.





                                         FOR THE YEAR ENDED DECEMBER 31,
                                        ------------------------------------
                                          1999          1998          1997
                                        --------      --------      --------
Life of options                         10 years      10 years      10 years
Risk-free interest rates                     8.0%          7.0%          6.7%
Dividend yields                             12.0%          7.0%          4.0%
Stock price volatility                      27.0%         26.1%         19.3%

12.  SHAREHOLDERS' EQUITY:

PREFERRED SHARE OFFERINGS

         On February 19, 1998, the Company completed an offering (the "February 1998 Preferred Offering") of 8,000,000 shares of 6 3/4% Series A convertible cumulative preferred shares (the "Series A Preferred Shares") with a liquidation preference of $25 per share. Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of .6119 common share per Series A Preferred Share based on the original offering price), subject to adjustment in certain circumstances. Net proceeds to the Company from the February 1998 Preferred Offering, after underwriting discounts of $8,000 and other offering costs of $750 were approximately $191,250. The net proceeds from the February 1998 Preferred Offering were used to repay borrowings under the BankBoston Credit Facility. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears commencing on May 15, 1998. The dividend represents an annualized dividend of $1.69 per share, or $.42 per share per quarter.

         On June 30, 1998, the Company completed an offering (the June 1998 Preferred Offering") of 6,948,734 Series B convertible preferred shares at $32.38 per share (the "Series B Preferred Shares") for aggregate total offering proceeds of approximately $225,000 to The Prudential Insurance Company of America and certain of its affiliates. The Company used the proceeds from the offering, net of professional fees, of approximately $224,750, to repay approximately $170,000 of short-term indebtedness and to make an indirect investment of approximately $55,900 in five additional Temperature-Controlled Logistics Properties. On October 7, 1998, the Series B Preferred Shares became convertible at any time, at the option of the holder. On November 30, 1998, upon the election of the holder, the Series B Preferred Shares were converted into 8,400,582 of the Company's common shares at a conversion rate which was calculated by comparing the investment return produced by the common shares of the Company and an investment return of a portfolio of equity REIT's as computed by NAREIT.

COMMON SHARE OFFERING

         On April 23, 1998, the Company completed an offering of 1,365,138 common shares at $32.27 per share (the "April 1998 Unit Investment Trust Offering") to Merrill Lynch & Co. Net proceeds to the Company from the April 1998 Unit Investment Trust Offering were approximately $43,959. The net proceeds were used to reduce borrowings outstanding under the BankBoston Credit
Facility.

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

         On June 30, 1999, the Company settled the forward share purchase agreement (the "Forward Share Purchase Agreement") with affiliates of the predecessor of UBS. As settlement of the Forward Share Purchase Agreement, the Company made a cash payment of approximately $149,000 to UBS in exchange for the return by UBS to the Company of 7,299,760 common shares.

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

EQUITY SWAP AGREEMENT

         On December 12, 1997, the Company entered into two transactions with Merrill Lynch. In one transaction, pursuant to which the Company obtained additional equity capital through the issuance of common shares, the Company sold 5,375,000 common shares at $38.125 per share to Merrill Lynch for $204,900 ($199,900 in net proceeds) (the "Merrill Lynch Offering"). The net proceeds to the Company from the Merrill Lynch Offering were used to repay borrowings under the BankBoston Credit Facility. In the other transaction, the Company entered into an equity swap agreement (the "Swap Agreement") with Merrill Lynch relating to 5,375,000 common shares (the "Settlement Shares"), pursuant to which Merrill Lynch would sell, as directed by the Company on or before December 12, 1998, a sufficient number of common shares to achieve net sales proceeds equal to the market value of the Settlement Shares on December 12, 1997, plus a forward accretion component, minus an adjustment for the Company's distribution rate.

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

         Effective September 30, 1998, the Company terminated the Swap Agreement with Merrill Lynch. As of that date, the Company repurchased the 6,659,254 common shares that Merrill Lynch held and terminated the additional contingent share obligation provided for under the Swap Agreement by issuing a $209,299 promissory note (the "Merrill Lynch Note") due December 14, 1998. The Merrill Lynch Note, which provided for interest at the rate of 75 basis points above 30-day LIBOR, is secured by a first mortgage lien on the Houston Center mixed-use Property complex. On December 14, 1998, the Company and Merrill Lynch modified the Merrill Lynch Note. In connection with the modification, (i) the Company made a payment of $25,000 of principal, (ii) the term of the Merrill Lynch Note was extended to September 14, 1999, and (iii) the interest rate was increased to an initial rate of 200 basis points above 30-day LIBOR. In connection with this extension, the Company paid an extension fee of $1,800. On September 14, 1999, this note was refinanced with the JP Morgan Mortgage Note.

SHARE REPURCHASE PROGRAM

         On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of its outstanding common shares from time to time in the open market or through privately negotiated transactions, in an amount not to exceed $500,000. The proposed repurchases will be subject to prevailing market conditions and other considerations.

         The Company expects the share repurchase program to be funded through a combination of asset sales and financing arrangements, which, in some cases, may be secured by the repurchased shares. The amount of shares that the Company actually will purchase will be determined from time to time, in its reasonable judgment, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of shares actually will be purchased within any particular time period.

SHARE REPURCHASE AGREEMENT

         On November 19, 1999, the Company entered into an agreement with UBS to repurchase a portion of its common shares from UBS. As of December 31, 1999, the Company was obligated to repurchase 4,789,580 common shares, or approximately $84,100 of the Company's common shares. The agreement was amended on January 4, 2000, increasing the number of common shares the Company was obligated to repurchase from UBS by January 4, 2001 to approximately 5,800,000 common shares, or approximately $102,000 of the Company's common shares (as amended, the "Share Repurchase Agreement"). The price the Company will pay for the common shares (the "Settlement Price") will be calculated based on the average cost of the common shares purchased by UBS in connection with the Share Repurchase Agreement plus 30-day LIBOR plus 250 basis points, minus an adjustment for the Company's distributions during the term of the Share Repurchase Agreement. The guaranteed rate of return under the agreement is equal to 30-day LIBOR plus 250 basis points.

         The Company may settle the Share Repurchase Agreement in cash or common shares. In the event that the Company elects to fulfill the Share Repurchase Agreement in common shares, UBS will sell the common shares on behalf of the Company on the open market. If, as a result of a decrease in the market price of the common shares, the number of common shares required to be sold to achieve the Settlement Price exceeds the number of common shares purchased by UBS in connection with the agreement, the Company will deliver additional cash or common shares to UBS. If the Company elects to fulfill the Share Repurchase Agreement in common shares, and the market price of the common shares is greater than the Settlement Price, UBS will return a portion of the common shares that it purchased in the open market to the Company.

         If the common share price on the NYSE falls below the Settlement Price calculated approximately every two weeks, the Company is required to remit cash collateral to UBS equal to the product of the number of common shares purchased by UBS and 115% of the difference between the Settlement Price and the closing price of the common shares as reported on the NYSE. If the Company elects to settle the Share Repurchase Agreement in cash, any cash collateral held by UBS will be used to "pay-down" the Settlement Price. If the Company elects to settle the Share Repurchase Agreement in common shares, UBS will release all claims to any cash collateral they hold at that time. As of December 31, 1999, no cash collateral was due to UBS. On February 18, 2000, the Company posted cash collateral of $8,700 to UBS, as a result of a decline in the common share price.

DISTRIBUTIONS

Common Shares

         The distributions to common shareholders and unitholders paid during the year ended December 31, 1999, were $298,125 or $2.20 per common share and equivalent unit.

         The distributions to common shareholders and unitholders paid during the year ended December 31, 1998, were $220,618 or $1.69 per common share and equivalent unit.

         Following is the income tax status of distributions paid on common shares and equivalent units during the years ended December 31, 1999 and 1998 to common shareholders:


                                           1999    1998
                                           ----    ----
               Ordinary income             50.1%   58.8%
               Capital gain                 2.0%    5.6%
               Return of capital           47.9%   35.6%

Preferred Shares


         The distribution to preferred shareholders during the year ended December 31, 1999, were $13,500 or $1.69 per preferred share.

         The distributions to preferred shareholders during the year ended December 31, 1998, were $11,700 or $1.46 per preferred share.

         Following is the income tax status of distributions paid during the years ended December 31, 1999 and 1998 to preferred shareholders:


                                           1999    1998
                                           ----    ----
               Ordinary income             96.4%   94.4%
               Capital gain                 3.6%    5.6%

13. SETTLEMENT OF MERGER DISPUTE:

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

14. MINORITY INTEREST:

         Minority interest represents (i) the limited partnership interests owned by limited partners in the Operating Partnership ("units"), and (ii) joint venture interests held by third parties. Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent Equities' percentage interest in the Operating Partnership increases. During the year ended December 31, 1999, there were 226,914 units exchanged for 453,828 common shares of Crescent Equities.

15. RELATED PARTY INVESTMENT:

         As of December 31, 1999, the Company, upon the approval of the independent members of its Board of Trust Managers, contributed approximately $22,500 of a $25,000 commitment to DBL Holdings, Inc. ("DBL"). The Operating Partnership has a 95% non-voting interest in DBL.

       The contribution was used by DBL to invest in DBL-ABC, Inc., which, in turn, acquired a limited partnership interest of 12.5% in the G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and is managed by an entity that is owned equally by Goff Moore Strategic Partners, LP ("GMSP") and GMAC Commercial Mortgage Corporation. John Goff, Vice-Chairman of the Board of Trust Managers and President and Chief Executive Officer of the Company, and Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, each own 50% of the entity that ultimately controls GMSP. Mr. Rainwater is a limited partner of GMSP. At December 31, 1999, DBL's primary holdings consisted of the 12.5% investment in G2.

16.  FORMATION AND CAPITALIZATION OF COI

         In April 1997, the Company established a new Delaware corporation, COI. All of the outstanding common stock of COI, valued at $0.99 per share, was distributed, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997, in a spin-off.

         COI was formed to become a lessee and operator of various assets to be acquired by the Company and to perform the "Intercompany Agreement" between COI and the Company, pursuant to which each has agreed to provide the other with rights to participate in certain transactions. As a result of the formation of COI and the execution of the "Intercompany Agreement", persons who own equity interests in both the Company and COI have the opportunity to participate in the benefits of both the real estate investments of the Company (including ownership of real estate assets) and the lease of certain of such assets and the ownership of other non-real estate assets by COI. The certificate of incorporation, as amended and restated, of COI generally prohibits COI, for so long as the Intercompany Agreement remains in effect, from engaging in activities or making investments that a REIT could make, unless the Company was first given the opportunity, but elected not to pursue such activities or investments.

         In connection with the formation and capitalization of COI, the Company provided to COI approximately $50,000 in the form of cash contributions and loans to be used by COI to acquire certain assets. The Company also made available to COI a line of credit to be used by COI to fulfill certain ongoing obligations associated with these assets. As of December 31, 1999, COI had $36,700 and $22,824 outstanding under the line of credit and term loans, respectively, with the Company.

17.  DISPOSITIONS:

Office & Retail Segment

         For the year ended December 31, 1999, the Company recognized an impairment loss of approximately $16,800 on one of the Office Properties held for disposition, which was sold during the first quarter of 2000. The impairment loss represented the difference between the carrying value of the Office Property and the sales price less costs of the sale. As of March 24, 2000, the Company completed the sale of six wholly-owned Office Properties, which were included in the group of ten Office Properties held for disposition at December 31, 1999 and were being actively marketed for sale. The sales generated approximately $146,600 of net proceeds. The proceeds were primarily used to pay down variable-rate debt. Excluding the impairment loss on one of the six Office Properties held for disposition at December 31, 1999, the Company recognized a net gain of approximately $13,300 in the first quarter of 2000, related to the sales of the other five Office Properties that were classified as held for disposition at December 31, 1999. In addition, the Company has entered into contracts relating to the sale of two additional Office Properties.

Behavioral Healthcare Segment

         The Company is actively marketing the Non-Core Properties for sale. The Non-Core Properties were classified as held for disposition at December 31, 1999, and depreciation expense has not been recognized since November 10, 1999. From January 1 through March 24, 2000, the Company completed the sale of 11 Non-Core Properties. The sales generated approximately $34,900 in net proceeds. The proceeds were primarily used to pay down variable-rate debt. The Company has also entered into contracts or letters of intent to sell an additional six Non-Core Properties. See Note 18. CBHS.

Other

         On October 27, 1999, the Company completed the sale of its non-core equity and debt interests in the Dallas Mavericks, interest in the new Dallas sports arena development and surrounding mixed-use development projects, and certain promissory notes related to the Dallas Mavericks for approximately $89,000 in cash. In connection with the sale, the Company recognized a net loss of approximately $700. The proceeds were primarily used to pay down variable-rate debt.

         The Woodlands Commercial Properties Company, L.P., owned by the Company and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain property assets (multi-family, retail and office/venture tech portfolios) located in The Woodlands. As of December 31, 1999, the multi-family portfolio had been sold, generating net proceeds of approximately $28,800, of which the Company's portion was approximately $12,200. The sale generated a net gain of approximately $11,600, of which the Company's portion was approximately 4,900. The sale of the retail portfolio, including the Company's four Retail Properties located in The Woodlands, closed on January 5, 2000, and generated approximately $49,800 of net proceeds, of which the Company's portion was approximately $37,300. The Woodlands Retail Properties were sold at a net gain of approximately $9,000, of which the Company's portion was approximately $7,700. All of the proceeds were primarily used to pay down variable-rate debt.

18.  CBHS:

BEHAVIORAL HEALTHCARE SEGMENT

         During the year ended December 31,1999, the Company received cash rental payments of approximately $35,300 from CBHS. CBHS's business has been negatively affected by many factors, including adverse industry conditions. During 1999, CBHS failed to perform in accordance with its operating budget.

         In the fourth quarter of 1999, the Company, COI, Magellan and CBHS completed a recapitalization of CBHS. Pursuant to the recapitalization, Magellan transferred its remaining hospital-based assets to CBHS, canceled its accrued franchise fees and terminated the franchise agreements, pursuant to which Magellan had provided certain services to CBHS in exchange for certain franchise fees. The Company also deferred the monthly rental payments due from CBHS for November and December 1999 and amended its master lease with CBHS to provide a mechanism to terminate the master lease as to the Non-Core Properties, and agreed that, upon each sale by the Company of a Non-Core Property, the monthly minimum rent due from CBHS under the master lease would be reduced by a specified percentage of the net proceeds of such sale. In addition, the Company obtained appraisals of the underlying behavioral healthcare real estate assets completed in November 1999.

         In connection with the above events, the following financial statement charges were made with respect to the Company's investment in the Behavioral Healthcare Properties for the year ended December 31, 1999:


o CBHS rent is reflected on a cash basis beginning in the third quarter of 1999 and CBHS rent will continue to be reflected on a cash basis going forward;

o The Company wrote-off the rent that was deferred according to the CBHS lease agreement from the commencement of the lease in June of 1997 through June 30, 1999. The balance written-off totaled $25,600;

o The Company wrote-down its behavioral healthcare real estate assets by approximately $103,800, to a book value of $245,000;

o The Company recorded approximately $15,000 of additional expense to be used by CBHS as working capital; and

o The Company has not recorded depreciation expense on the Non-Core Properties (as described below) since November 1999, when such Properties were classified as held for disposition.

     As of December 31, 1999, the Behavioral Healthcare Segment consisted of 88 Behavioral Healthcare Properties in 24 states, all of which were leased to CBHS and its subsidiaries under a triple-net master lease. Of these 88 Behavioral Healthcare Properties, 51 are designated as Non-Core Properties and the remaining 37 are designated as Core Properties. The 51 Non-Core Properties, which are the Properties at which CBHS has ceased operations or is planning to cease operations, were being actively marketed for sale at December 31, 1999.

     On February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. CBHS has announced that it intends to sell all of the ongoing businesses of CBHS and its subsidiaries by mid-May of 2000 or develop an appropriate liquidation procedure if the sales have not taken place by that time.

     Effective February 29, 2000, the Non-Core Properties were terminated from the master lease. See Note 17. Dispositions for a description of recent dispositions of Non-Core Properties. The Core Properties remain subject to the master lease. Payment and treatment of rent for the Behavioral Healthcare Properties is subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding.

19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):




                                                                                1999
                                                          ---------------------------------------------------
                                                          MARCH 31,    JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                                          ---------    ---------  -------------  ------------
Revenues                                                  $ 185,747    $ 192,397    $ 185,525    $ 182,610
Income before minority interests                             39,660       61,313     (113,316)      25,686
Minority interests                                           (3,649)      (6,149)      11,034       (3,620)
Net income (loss) applicable to common shareholders
   - basic                                                   30,484       49,624     (105,657)      18,108
   - diluted                                                 30,484       49,624     (105,657)      18,108
Per share data:
   Basic Earnings (loss) Per Common Share                      0.24         0.39        (0.88)        0.19
   Diluted Earnings (loss) Per Common Share                    0.24         0.39        (0.88)        0.19




                                                                                1998
                                                          ---------------------------------------------------
                                                          MARCH 31,    JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                                          ---------    ---------  -------------  ------------
Revenues                                                  $ 161,149    $ 169,104    $ 179,793    $ 188,297
Income before minority interests                             47,154       48,278       32,795       54,983
Minority interests                                           (4,746)      (4,834)      (3,217)      (4,813)
Net income applicable to common shareholders
   - basic                                                   40,833       40,069       26,203       43,479
   - diluted                                                 40,833       40,069       26,203       46,795
Per share data:
   Basic Earnings Per Common Share                             0.35         0.33         0.22         0.37
   Diluted Earnings Per Common Share                           0.33         0.32         0.21         0.37

                                                                    SCHEDULE III

                      CRESCENT REAL ESTATE EQUITIES COMPANY
        CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (dollars in thousands)


                                                                                         Costs
                                                                                      Capitalized           Impairment
                                                                                     Subsequent to         to Carrying
                                                              Initial Costs           Acquisition             Value
                                                        ------------------------   -----------------      -------------
                                                                                    Land, Buildings,        Buildings,
                                                                                     Improvements,        Improvements,
                                                                                       Furniture,           Furniture,
                                                                   Buildings and      Fixtures and         Fixtures and
                  Description                             Land     Improvements        Equipment            Equipment
------------------------------------------------        ---------- --------------  -----------------      -------------
The Crescent Office Towers, Dallas, TX                  $    6,723   $   153,383   $     77,016           $      --
UPR Plaza, Fort Worth, TX                                    1,375        66,649         35,444                  --
The Citadel, Denver, CO                                      1,803        17,259          3,928                  --
MacArthur Center I & II, Irving, TX                            704        17,247          2,984                  --
Las Colinas Plaza, Irving, TX                                2,576         7,125          1,744                  --
Caltex House, Irving, TX                                     2,200        48,744          1,870                  --
Liberty Plaza I & II, Dallas, TX                             1,650        15,956            495                  --
Regency Plaza One, Denver, CO                                  950        31,797          1,704                  --
Waterside Commons, Irving, TX                                3,650        20,135          1,985                  --
The Avallon, Austin, TX                                        475        11,207             52                  --
Two Renaissance Square, Phoenix, AZ                             --        54,412          6,308                  --
Stanford Corporate Centre, Dallas, TX                           --        16,493          1,426                  --
Hyatt Regency Beaver Creek, Avon, CO                        10,882        40,789          9,562                  --
The Aberdeen, Dallas, TX                                       850        25,895            322                  --
Barton Oaks Plaza One, Austin, TX                              900         8,207          1,435                  --
12404 Park Central, Dallas, TX                               1,604        14,504          4,846                  --
MCI Tower, Denver, CO                                           --        56,593            708                  --
Denver Marriott City Center, Denver, CO                         --        50,364          3,966                  --
The Woodlands Office Properties, Houston, TX                12,007        35,865          4,911                  --
Spectrum Center, Dallas, TX                                  2,000        41,096         10,460                  --
Ptarmigan Place, Denver, CO                                  3,145        28,815          5,039                  --
6225 North 24th Street, Phoenix, AZ                            719         6,566          3,182                  --
Briargate Office and Research                                                                                    --
    Center, Colorado Springs, CO                             2,000        18,044            940                  --
Albuquerque Plaza, Albuquerque, NM                              --        36,667          1,996                  --
Hyatt Regency Albuquerque, Albuquerque, NM                      --        32,241          2,449                  --
3333 Lee Parkway, Dallas, TX                                 1,450        13,177          3,699                  --
301 Congress Avenue, Austin, TX                              2,000        41,735          6,314                  --
Central Park Plaza, Omaha, NE(2)                             2,514        23,236            113                  --
Canyon Ranch, Tucson, AZ                                    14,500        43,038          5,079                  --
The Woodlands Office Properties, Houston, TX                 2,393         8,523             --                  --
Three Westlake Park, Houston, TX                             2,920        26,512            735                  --
1615 Poydras, New Orleans, LA(2)                                --        37,087          2,279                  --
Greenway Plaza Office Portfolio, Houston, TX                27,204       184,765         59,226                  --
Chancellor Park, San Diego, CA                               8,028        23,430         (5,688)                 --



                                                           Gross Amount at Which
                                                        Carried at Close of Period
                                                   --------------------------------------
                                                                        Buildings,
                                                                       Improvements,
                                                                        Furniture,
                                                                       Fixtures and                    Accumulated       Date of
                  Description                           Land             Equipment          Total      Depreciation    Construction
------------------------------------------------  ---------------- -------------------- ------------- -------------    ------------
The Crescent Office Towers, Dallas, TX               $    6,723      $  230,399         $  237,122      $ (147,037)         1985
UPR Plaza, Fort Worth, TX                                 1,375         102,093            103,468         (40,171)         1982
The Citadel, Denver, CO                                   1,803          21,187             22,990         (13,902)         1987
MacArthur Center I & II, Irving, TX                         880          20,055             20,935          (6,470)    1982/1986
Las Colinas Plaza, Irving, TX                             2,581           8,864             11,445          (3,823)         1989
Caltex House, Irving, TX                                  2,200          50,614             52,814          (7,557)         1982
Liberty Plaza I & II, Dallas, TX                          1,650          16,451             18,101          (2,279)    1981/1986
Regency Plaza One, Denver, CO                               950          33,501             34,451          (4,884)         1985
Waterside Commons, Irving, TX                             3,650          22,120             25,770          (3,772)         1986
The Avallon, Austin, TX                                     475          11,259             11,734          (1,461)         1986
Two Renaissance Square, Phoenix, AZ                          --          60,720             60,720          (9,694)         1990
Stanford Corporate Centre, Dallas, TX                        --          17,919             17,919          (3,004)         1985
Hyatt Regency Beaver Creek, Avon, CO                     10,882          50,351             61,233          (5,812)         1989
The Aberdeen, Dallas, TX                                    850          26,217             27,067          (4,247)         1986
Barton Oaks Plaza One, Austin, TX                           900           9,642             10,542          (1,519)         1986
12404 Park Central, Dallas, TX                            1,604          19,350             20,954          (2,332)         1987
MCI Tower, Denver, CO                                        --          57,301             57,301          (6,438)         1982
Denver Marriott City Center, Denver, CO                      --          54,330             54,330          (8,077)         1982
The Woodlands Office Properties, Houston, TX             12,204          40,579             52,783          (9,560)    1980-1993
Spectrum Center, Dallas, TX                               5,125          48,431             53,556          (6,721)         1983
Ptarmigan Place, Denver, CO                               3,145          33,854             36,999          (4,453)         1984
6225 North 24th Street, Phoenix, AZ                         719           9,748             10,467          (1,450)         1981
Briargate Office and Research
    Center, Colorado Springs, CO                          2,000          18,984             20,984          (2,234)         1988
Albuquerque Plaza, Albuquerque, NM                           --          38,663             38,663          (4,044)         1990
Hyatt Regency Albuquerque, Albuquerque, NM                   --          34,690             34,690          (4,713)         1990
3333 Lee Parkway, Dallas, TX                              1,468          16,858             18,326          (1,843)         1983
301 Congress Avenue, Austin, TX                           2,000          48,049             50,049          (4,775)         1986
Central Park Plaza, Omaha, NE(2)                          2,514          23,349             25,863          (2,234)         1982
Canyon Ranch, Tucson, AZ                                 17,846          44,771             62,617          (3,662)         1980
The Woodlands Office Properties, Houston, TX              2,393           8,523             10,916          (1,026)    1995-1996
Three Westlake Park, Houston, TX                          2,920          27,247             30,167          (2,267)         1983
1615 Poydras, New Orleans, LA(2)                          1,104          38,262             39,366          (2,825)         1984
Greenway Plaza Office Portfolio, Houston, TX             27,204         243,991            271,195         (26,946)    1969-1982
Chancellor Park, San Diego, CA                            2,328          23,442             25,770          (1,972)         1988




                                                                      Life on Which
                                                                     Depreciation in
                                                                      Latest Income
                                                     Acquisition       Statement Is
                  Description                           Date            Computed
------------------------------------------------    ------------     ---------------
The Crescent Office Towers, Dallas, TX                       --           (1)
UPR Plaza, Fort Worth, TX                                  1990           (1)
The Citadel, Denver, CO                                    1987           (1)
MacArthur Center I & II, Irving, TX                        1993           (1)
Las Colinas Plaza, Irving, TX                              1989           (1)
Caltex House, Irving, TX                                   1994           (1)
Liberty Plaza I & II, Dallas, TX                           1994           (1)
Regency Plaza One, Denver, CO                              1994           (1)
Waterside Commons, Irving, TX                              1994           (1)
The Avallon, Austin, TX                                    1994           (1)
Two Renaissance Square, Phoenix, AZ                        1994           (1)
Stanford Corporate Centre, Dallas, TX                      1995           (1)
Hyatt Regency Beaver Creek, Avon, CO                       1995           (1)
The Aberdeen, Dallas, TX                                   1995           (1)
Barton Oaks Plaza One, Austin, TX                          1995           (1)
12404 Park Central, Dallas, TX                             1995           (1)
MCI Tower, Denver, CO                                      1995           (1)
Denver Marriott City Center, Denver, CO                    1995           (1)
The Woodlands Office Properties, Houston, TX               1995           (1)
Spectrum Center, Dallas, TX                                1995           (1)
Ptarmigan Place, Denver, CO                                1995           (1)
6225 North 24th Street, Phoenix, AZ                        1995           (1)
Briargate Office and Research
    Center, Colorado Springs, CO                           1995           (1)
Albuquerque Plaza, Albuquerque, NM                         1995           (1)
Hyatt Regency Albuquerque, Albuquerque, NM                 1995           (1)
3333 Lee Parkway, Dallas, TX                               1996           (1)
301 Congress Avenue, Austin, TX                            1996           (1)
Central Park Plaza, Omaha, NE(2)                           1996           (1)
Canyon Ranch, Tucson, AZ                                   1996           (1)
The Woodlands Office Properties, Houston, TX               1996           (1)
Three Westlake Park, Houston, TX                           1996           (1)
1615 Poydras, New Orleans, LA(2)                           1996           (1)
Greenway Plaza Office Portfolio, Houston, TX               1996           (1)
Chancellor Park, San Diego, CA                             1996           (1)

                                                                    SCHEDULE III

                                                                                       Costs
                                                                                      Capitalized           Impairment
                                                                                     Subsequent to         to Carrying
                                                              Initial Costs           Acquisition             Value
                                                        ------------------------   -----------------      -------------
                                                                                    Land, Buildings,        Buildings,
                                                                                     Improvements,        Improvements,
                                                                                       Furniture,           Furniture,
                                                                   Buildings and      Fixtures and         Fixtures and
                  Description                             Land     Improvements        Equipment            Equipment
------------------------------------------------        ---------- --------------  -----------------      -------------
The Woodlands Retail Properties, Houston, TX             11,340       18,948              1,613                  --
Sonoma Mission Inn & Spa, Sonoma, CA                     10,000       44,922             25,803                  --
Canyon Ranch, Lenox, MA                                   4,200       25,218              7,639                  --
160 Spear Street, San Francisco, CA                          --       35,656              2,624                  --
Greenway I & IA, Richardson, TX                           1,701       15,312                458                  --
Bank One Tower, Austin, TX                                3,879       35,431              1,622                  --
Frost Bank Plaza, Austin, TX                                 --       36,019              4,617                  --
Greenway II, Richardson, TX                               1,823       16,421                144                  --
55 Madison, Denver, CO                                    1,451       13,253                548                  --
44 Cook, Denver, CO                                       1,451       13,253              1,105                  --
AT&T Building, Denver, CO(2)                              1,366       12,471              1,667                  --
Trammell Crow Center, Dallas, TX                         25,029      137,320              8,589                  --
The Addison, Dallas, TX                                   1,990       17,998                606                  --
Addison Tower, Dallas, TX                                   830        7,701                373                  --
The Amberton, Dallas, TX(2)                               1,050        9,634              1,038                  --
Cedar Springs Plaza, Dallas, TX                             700        6,549                776                  --
Concourse Office Park, Dallas, TX(2)                        800        7,449                620                  --
The Meridian, Dallas, TX(2)                               1,500       13,613                933                  --
One Preston Park, Dallas, TX(2)                             180        1,694                290                  --
Palidades Central I, Dallas, TX                           1,300       11,797                643                  --
Palidades Central II, Dallas, TX                          2,100       19,176                650                  --
5050 Quorum, Dallas, TX                                     898        8,243                317                  --
Reverchon Plaza, Dallas, TX                               2,850       26,302              1,126                  --
Stemmons Place, Dallas, TX                                   --       37,537                950                  --
Valley Centre, Dallas, TX(2)                                421        3,873                454                  --
Walnut Green, Dallas, TX(2)                                 980        8,923                833                  --
Carter-Crowley Land/Multi-Family, Dallas, TX             46,900        3,600            (29,439)                 --
Behavioral Healthcare Facilities(3)(4)                   89,000      301,269             (2,751)           (103,773)
Houston Center, Houston, TX                              52,504      224,041              5,620                  --
Four Seasons Hotel, Houston, TX                           5,569       45,138              6,273                  --
Miami Center, Miami, FL                                  13,145      118,763              3,720                  --
1800 West Loop South, Houston, TX                         4,165       40,857                976                  --
Fountain Place, Dallas, TX                               10,364      103,212              5,242                  --
Energy Centre, New Orleans, LA(2)(5)                      7,500       67,704              1,820             (16,800)
Ventana Country Inn, Big Sur, CA                          2,782       26,744              3,112                  --
Avallon Phase II,  Austin, TX                             1,102           --             11,377                  --
Austin Centre,  Austin, TX                                2,007       48,566              1,931                  --
Omni Hotel,  Austin, TX                                   1,896       44,579              1,716                  --
Post Oak Central, Houston, TX                            15,525      139,777              3,471                  --
Washington Harbor, Washington, D.C                       16,100      146,438              1,663                  --
Datran Center, Miami, FL                                     --       71,091              2,276                  --



                                                           Gross Amount at Which
                                                        Carried at Close of Period
                                                 ---------------------------------------
                                                                        Buildings,
                                                                       Improvements,
                                                                        Furniture,
                                                                       Fixtures and                    Accumulated     Date of
                  Description                           Land             Equipment          Total      Depreciation  Construction
------------------------------------------------ ------------------ -------------------- ------------- ------------  ------------
The Woodlands Retail Properties, Houston, TX            11,360            20,541              31,901      (3,537)            1984
Sonoma Mission Inn & Spa, Sonoma, CA                    10,000            70,725              80,725      (5,945)            1927
Canyon Ranch, Lenox, MA                                  4,200            32,857              37,057      (3,639)            1989
160 Spear Street, San Francisco, CA                         --            38,280              38,280      (3,420)            1984
Greenway I & IA, Richardson, TX                          1,701            15,770              17,471      (1,186)            1983
Bank One Tower, Austin, TX                               3,879            37,053              40,932      (2,970)            1974
Frost Bank Plaza, Austin, TX                                --            40,636              40,636      (3,301)            1984
Greenway II, Richardson, TX                              1,823            16,565              18,388      (1,231)            1985
55 Madison, Denver, CO                                   1,451            13,801              15,252      (1,121)            1982
44 Cook, Denver, CO                                      1,451            14,358              15,809      (1,207)            1984
AT&T Building, Denver, CO(2)                             1,366            14,138              15,504      (1,462)            1982
Trammell Crow Center, Dallas, TX                        25,029           145,909             170,938     (10,550)            1984
The Addison, Dallas, TX                                  1,990            18,604              20,594      (1,213)       1980/1986
Addison Tower, Dallas, TX                                  830             8,074               8,904        (665)       1980/1986
The Amberton, Dallas, TX(2)                              1,050            10,672              11,722        (563)       1980/1986
Cedar Springs Plaza, Dallas, TX                            700             7,325               8,025        (621)       1980/1986
Concourse Office Park, Dallas, TX(2)                       800             8,069               8,869        (654)       1980/1986
The Meridian, Dallas, TX(2)                              1,500            14,546              16,046        (760)       1980/1986
One Preston Park, Dallas, TX(2)                            180             1,984               2,164        (121)       1980/1986
Palidades Central I, Dallas, TX                          1,300            12,440              13,740        (880)       1980/1986
Palidades Central II, Dallas, TX                         2,100            19,826              21,926      (1,311)       1980/1986
5050 Quorum, Dallas, TX                                    898             8,560               9,458        (620)       1980/1986
Reverchon Plaza, Dallas, TX                              2,850            27,428              30,278      (1,931)       1980/1986
Stemmons Place, Dallas, TX                                  --            38,487              38,487      (2,713)       1980/1986
Valley Centre, Dallas, TX(2)                               421             4,327               4,748        (232)       1980/1986
Walnut Green, Dallas, TX(2)                                980             9,756              10,736        (487)       1980/1986
Carter-Crowley Land/Multi-Family, Dallas, TX            21,061                --              21,061          --
Behavioral Healthcare Facilities(3)(4)                  85,805           197,940             283,745     (34,696)       1850-1992
Houston Center, Houston, TX                             47,388           234,777             282,165     (13,881)       1974-1983
Four Seasons Hotel, Houston, TX                          5,569            51,411              56,980      (4,222)            1983
Miami Center, Miami, FL                                 13,145           122,483             135,628      (6,673)            1983
1800 West Loop South, Houston, TX                        4,165            41,833              45,998      (2,368)            1982
Fountain Place, Dallas, TX                              10,364           108,454             118,818      (6,023)            1986
Energy Centre, New Orleans, LA(2)(5)                     7,500            52,724              60,224      (2,581)            1984
Ventana Country Inn, Big Sur, CA                         2,782            29,856              32,638      (1,792)       1975-1988
Avallon Phase II,  Austin, TX                            1,188            11,291              12,479        (837)            1997
Austin Centre,  Austin, TX                               2,007            50,497              52,504      (1,819)            1986
Omni Hotel,  Austin, TX                                  1,896            46,295              48,191      (3,445)            1986
Post Oak Central, Houston, TX                           15,525           143,248             158,773      (6,444)       1974-1981
Washington Harbor, Washington, D.C                      16,100           148,101             164,201      (6,750)            1986
Datran Center, Miami, FL                                    --            73,367              73,367      (2,993)       1986-1992



                                                                      Life on Which
                                                                     Depreciation in
                                                                      Latest Income
                                                     Acquisition       Statement Is
                  Description                           Date            Computed
------------------------------------------------    ------------     ---------------
The Woodlands Retail Properties, Houston, TX            1996               (1)
Sonoma Mission Inn & Spa, Sonoma, CA                    1996               (1)
Canyon Ranch, Lenox, MA                                 1996               (1)
160 Spear Street, San Francisco, CA                     1996               (1)
Greenway I & IA, Richardson, TX                         1996               (1)
Bank One Tower, Austin, TX                              1996               (1)
Frost Bank Plaza, Austin, TX                            1996               (1)
Greenway II, Richardson, TX                             1997               (1)
55 Madison, Denver, CO                                  1997               (1)
44 Cook, Denver, CO                                     1997               (1)
AT&T Building, Denver, CO(2)                            1997               (1)
Trammell Crow Center, Dallas, TX                        1997               (1)
The Addison, Dallas, TX                                 1997               (1)
Addison Tower, Dallas, TX                               1997               (1)
The Amberton, Dallas, TX(2)                             1997               (1)
Cedar Springs Plaza, Dallas, TX                         1997               (1)
Concourse Office Park, Dallas, TX(2)                    1997               (1)
The Meridian, Dallas, TX(2)                             1997               (1)
One Preston Park, Dallas, TX(2)                         1997               (1)
Palidades Central I, Dallas, TX                         1997               (1)
Palidades Central II, Dallas, TX                        1997               (1)
5050 Quorum, Dallas, TX                                 1997               (1)
Reverchon Plaza, Dallas, TX                             1997               (1)
Stemmons Place, Dallas, TX                              1997               (1)
Valley Centre, Dallas, TX(2)                            1997               (1)
Walnut Green, Dallas, TX(2)                             1997               (1)
Carter-Crowley Land/Multi-Family, Dallas, TX              --               --
Behavioral Healthcare Facilities(3)(4)                  1997               (1)
Houston Center, Houston, TX                             1997               (1)
Four Seasons Hotel, Houston, TX                         1997               (1)
Miami Center, Miami, FL                                 1997               (1)
1800 West Loop South, Houston, TX                       1997               (1)
Fountain Place, Dallas, TX                              1997               (1)
Energy Centre, New Orleans, LA(2)(5)                    1997               (1)
Ventana Country Inn, Big Sur, CA                        1997               (1)
Avallon Phase II,  Austin, TX                             --               (1)
Austin Centre,  Austin, TX                              1998               (1)
Omni Hotel,  Austin, TX                                 1998               (1)
Post Oak Central, Houston, TX                           1998               (1)
Washington Harbor, Washington, D.C                      1998               (1)
Datran Center, Miami, FL                                1998               (1)

                                                                    SCHEDULE III



                                                                                         Costs
                                                                                      Capitalized           Impairment
                                                                                     Subsequent to         to Carrying
                                                              Initial Costs           Acquisition             Value
                                                        ------------------------   -----------------      -------------
                                                                                    Land, Buildings,        Buildings,
                                                                                     Improvements,        Improvements,
                                                                                       Furniture,           Furniture,
                                                                   Buildings and      Fixtures and         Fixtures and
                  Description                             Land     Improvements        Equipment            Equipment
------------------------------------------------        ---------- --------------  -----------------      -------------
Four Westlake Plaza,  Houston, TX                            3,910       79,190              213                 --
Sonoma Golf Course, Sonoma, CA                              14,956           --            1,016                 --
Plaza Park Garage                                            2,032       14,125              472                 --
Washington Harbor Phase II, Washington, D.C                 15,279          411              347                 --
Crescent Real Estate Equities L.P.                              --           --           16,620                 --
Other                                                       23,270        2,874           14,190                 --

                                                        ----------   ----------       ----------         ----------
Total                                                   $  523,067   $3,320,648       $  372,432         $ (120,573)
                                                        ==========   ==========       ==========         ==========





                                                           Gross Amount at Which
                                                        Carried at Close of Period
                                                 ----------------------------------------
                                                                        Buildings,
                                                                       Improvements,
                                                                        Furniture,
                                                                       Fixtures and                    Accumulated       Date of
                  Description                           Land             Equipment          Total      Depreciation     Construction
------------------------------------------------ ------------------ -------------------- ------------- ------------     ------------
Four Westlake Plaza,  Houston, TX                         3,910           79,403              83,313       (2,975)         1992
Sonoma Golf Course, Sonoma, CA                           11,795            4,177              15,972         (353)         1929
Plaza Park Garage                                         2,032           14,597              16,629          (78)         1998
Washington Harbor Phase II, Washington, D.C              15,322              715              16,037           --          1998
Crescent Real Estate Equities L.P.                           --           16,620              16,620       (4,046)           --
Other                                                    29,608           10,726              40,334           --            --

                                                     ----------       ----------          ----------    ---------
Total                                                $  494,514       $3,601,060          $4,095,574   $ (507,520)
                                                     ==========       ==========          ==========    =========


                                                                      Life on Which
                                                                     Depreciation in
                                                                      Latest Income
                                                     Acquisition       Statement Is
                  Description                           Date            Computed
------------------------------------------------    ------------     ---------------
Four Westlake Plaza,  Houston, TX                      1998              (1)
Sonoma Golf Course, Sonoma, CA                         1998              (1)
Plaza Park Garage                                        --              (1)
Washington Harbor Phase II, Washington, D.C              --              (1)
Crescent Real Estate Equities L.P.                       --              (1)
Other                                                    --              (1)

--------------------------

(1) Depreciation of the real estate assets is calculated over the following estimated useful lives using the straight-line method:


          Building and improvements               5 to 40 years
          Tenant improvements                     Terms of leases
          Furniture, fixtures, and equipment      3 to 10 years

(2) Depreciation on these Office Properties held for sale ceased from 7/1/99 through 12/31/99 (the period over which these properties were held for sale).

(3) Depreciation on Behavioral Healthcare Properties held for sale ceased from 11/11/99 through 12/31/99 (the period over which these properties were held for sale).

(4) Write-down on Behavioral Healthcare Properties represents adjustment to estimated fair value.

(5) Write-down on Energy Centre represents the difference between the carrying value of the asset and the expected selling price less costs to sell.

A summary of combined real estate investments and accumulated depreciation is as follows:


                                      1999                 1998                1997
                                   -----------          -----------         -----------
Real estate investments:
  Balance, beginning of year       $ 4,129,372          $ 3,423,130         $ 1,732,626
    Acquisitions                            --              580,694           1,643,587
    Improvements                        95,210              145,409              58,634
    Disposition                         (8,435)             (19,861)            (11,717)
    Impairments                       (120,573)                  --                  --
                                   -----------          -----------         -----------
  Balance, end of year             $ 4,095,574          $ 4,129,372         $ 3,423,130
                                   ===========          ===========         ===========

Accumulated depreciation:
  Balance, beginning of year       $   387,457          $   278,194         $   208,808
    Depreciation                       120,745              109,551              69,457
    Disposition                           (682)                (288)                (71)
                                   -----------          -----------         -----------
  Balance, end of year             $   507,520          $   387,457         $   278,194
                                   ===========          ===========         ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

         Certain information Part III requires is omitted from the Report. The Registrant will file a definitive proxy statement with the SEC pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10. TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2000.

ITEM 11.  EXECUTIVE COMPENSATION

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         Report of Independent Public Accountants

         Crescent Real Estate Equities Company Consolidated Balance Sheets at December 31, 1999 and 1998.

         Crescent Real Estate Equities Company Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

         Crescent Real Estate Equities Company Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

         Crescent Real Estate Equities Company Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

         Crescent Real Estate Equities Company Notes to Financial Statements.

(a)(2)   Financial Statement Schedules

         Schedule III - Crescent Real Estate Equities Company Consolidated Real Estate Investments and Accumulated Depreciation at December 31, 1999.

         All other schedules have been omitted either because they are not applicable or because the required information has been disclosed in the Financial Statements and related notes included in the consolidated and combined statements.

(a)(3)   Exhibits

          EXHIBIT
          NUMBER         DESCRIPTION OF EXHIBIT
          -------        ----------------------

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

           4.08 7-1/8% Note due 2007 (filed as Exhibit No. 4.08 to the 1998 2Q 10-Q and incorporated herein by reference)

           4* Pursuant to Regulation S-K Item 601 (6) (4) (iii), the Registrant by this filing agrees, upon request to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Registrant

          EXHIBIT
          NUMBER         DESCRIPTION OF EXHIBIT
          -------        ----------------------

           10.01 Second Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of November 1, 1997, as amended (filed herewith)

           10.02 Noncompetition of Richard E. Rainwater, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit 10.02 to the 1997 10-K and incorporated herein by reference)

           10.03 Noncompetition Agreement of John C. Goff, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit 10.03 to the 1997 10-K and incorporated herein by reference)

           10.04 Employment Agreement with John C. Goff, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed herewith)

           10.05 Employment Agreement of Gerald W. Haddock, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed as Exhibit
                         10.06 to the 1997 10-K and incorporated herein by reference)

           10.06 Amendment No. 4 to the Haddock Employment Agreement, dated March 10, 1998 (filed as Exhibit 10.30 to the Form S-4 and incorporated herein by reference)

           10.07 Amendment No. 5 to the Haddock Employment Agreement, dated March 1, 1999 (filed as Exhibit 10.09 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K") and incorporated herein by reference )

           10.08 Employment Agreement of Jerry R. Crenshaw, Jr. dated as of December 14, 1998 (filed herewith)

           10.09 Form of Officers' and Trust Managers' Indemnification Agreement as entered into between the Registrant and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Form S-4 and incorporated herein by reference)

           10.10 Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit No. 10.07 to the Registrant's Registration Statement on Form S-11 (File No. 33-75188) (the "Form S-11") and incorporated herein by reference)

           10.11 Crescent Real Estate Equities, Ltd. First Amended and Restated 401(k) Plan, as amended (filed as Exhibit
                         10.12 to the 1998 10-K and incorporated herein by reference)

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

           10.14 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan, as amended (filed herewith)

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

           10.18 Agreement dated June 11, 1999 by and between Gerald Haddock and Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership and Crescent Real Estate Equities, Ltd. (filed as Exhibit
                         10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference)

           21.01         List of Subsidiaries (filed herewith)

           23.01         Consent of Arthur Andersen LLP (filed herewith)

           27.01         Financial Data Schedule (filed herewith)

(b)      Reports on Form 8-K

          None.

(c)      Exhibits

          See Item 14(a)(3) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2000.

                              CRESCENT REAL ESTATE EQUITIES COMPANY
                                           (Registrant)

                              By /s/ John C. Goff
                                -----------------------------------------
                                     John C. Goff
                                     Vice Chairman of the Board, Chief Executive
                                     Officer and President

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


           SIGNATURE                                  TITLE                                    DATE
           ---------                                  -----                                    ----
  /s/  Richard E. Rainwater             Trust Manager and Chairman of the Board                   4/4/00
-------------------------------
       Richard E. Rainwater

  /s/  John C. Goff                     Vice Chairman of the Board, Chief Executive               4/4/00
-------------------------------         Officer and President (Principal Executive Officer)
       John C. Goff

  /s/  Jerry R. Crenshaw Jr.            Senior Vice President and Chief Financial                 4/4/00
-------------------------------         Officer (Principal Accounting and Financial Officer)
       Jerry R. Crenshaw Jr.

  /s/  Anthony M. Frank                 Trust Manager                                             4/4/00
-------------------------------
       Anthony M. Frank

  /s/  Morton H. Meyerson               Trust Manager                                             4/4/00
-------------------------------
       Morton H. Meyerson

  /s/  William F. Quinn                 Trust Manager                                             4/4/00
-------------------------------
       William F. Quinn

  /s/  Paul E. Rowsey, III              Trust Manager                                             4/4/00
-------------------------------
       Paul E. Rowsey, III

                               INDEX TO EXHIBITS



          EXHIBIT
          NUMBER         DESCRIPTION OF EXHIBIT
          -------        ----------------------

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

           4.07          6-5/8% Note due 2002 (filed as Exhibit No. 4.07 to the
                         1998 2Q 10-Q and incorporated herein by reference)

           4.08          7-1/8% Note due 2007 (filed as Exhibit No. 4.08 to the
                         1998 2Q 10-Q and incorporated herein by reference)

           4*            Pursuant to Regulation S-K Item 601 (6) (4) (iii), the
                         Registrant by this filing agrees, upon request to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Registrant


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

           10.05 Employment Agreement of Gerald W. Haddock, as assigned to Crescent Real Estate Equities Limited Partnership on
                         May 5, 1994, and as further amended (filed as Exhibit
                         10.06 to the 1997 10-K and incorporated herein by reference)

           10.06 Amendment No. 4 to the Haddock Employment Agreement, dated March 10, 1998 (filed as Exhibit 10.30 to the
                         Form S-4 and incorporated herein by reference)

           10.07 Amendment No. 5 to the Haddock Employment Agreement, dated March 1, 1999 (filed as Exhibit 10.09 to the
                         Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K") and incorporated herein by reference )

           10.08 Employment Agreement of Jerry R. Crenshaw, Jr. dated as of December 14, 1998 (filed herewith)

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

           10.11         Crescent Real Estate Equities, Ltd. First Amended and
                         Restated 401(k) Plan, as amended (filed as Exhibit
                         10.12 to the 1998 10-K and incorporated herein by reference)

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

           10.14         1996 Crescent Real Estate Equities Limited Partnership
                         Unit Incentive Plan, as amended (filed herewith)

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

           10.17         Form of Registration Rights, Lock-Up and Pledge
                         Agreement (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

           10.18         Agreement dated June 11, 1999 by and between Gerald
                         Haddock and Crescent Real Estate Equities Company,
                         Crescent Real Estate Equities Limited Partnership and
                         Crescent Real Estate Equities, Ltd. (filed as Exhibit
                         10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference)

           21.01         List of Subsidiaries (filed herewith)

           23.01         Consent of Arthur Andersen LLP (filed herewith)

           27.01         Financial Data Schedule (filed herewith)
