Form 10-Q
period 2000-03-31
CRESCENT REAL ESTATE EQUITIES CO
filed 2000-05-15
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2000
                           COMMISSION FILE NO. 1-13038


                      CRESCENT REAL ESTATE EQUITIES COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    TEXAS                                              52-1862813
---------------------------------------------           ---------------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer Identification Number)
              or organization)

              777 Main Street, Suite 2100, Fort Worth, Texas 76102
              ----------------------------------------------------
               (Address of principal executive offices)(Zip code)

        Registrant's telephone number, including area code (817) 321-2100

Number of shares outstanding of each of the registrant's classes of preferred and common shares, as of May 10, 2000.

            Preferred Shares, par value $.01 per share:   8,000,000
            Common Shares, par value $.01 per share:    115,574,870

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

                                                                                                       PAGE

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999
           (audited).............................................................................        2

           Consolidated Statements of Operations for the three months ended March 31, 2000
           and 1999 (unaudited)..................................................................        3

           Consolidated Statements of Shareholders' Equity for the three months ended
           March 31, 2000 and 1999 (unaudited)...................................................        4

           Consolidated Statements of Cash Flows for the three months ended March 31,
           2000 and 1999 (unaudited).............................................................        5

           Notes to Financial Statements.........................................................        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       23

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................       56


PART II: OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................       57

Item 2.    Changes in Securities.................................................................       57

Item 3.    Defaults Upon Senior Securities.......................................................       57

Item 4.    Submission of Matters to a Vote of Security Holders...................................       57

Item 5.    Other Information.....................................................................       58

Item 6.    Exhibits and Reports on Form 8-K......................................................       58

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                        MARCH 31,       DECEMBER 31,
                                                                          2000              1999
                                                                       -----------      ------------
                                                                       (UNAUDITED)        (AUDITED)

ASSETS:
 Investments in real estate:
   Land                                                                $   362,149      $   398,754
   Land held for development or sale                                       110,811           95,760
   Building and improvements                                             3,385,937        3,529,344
   Furniture, fixtures and equipment                                        72,332           71,716
   Less -  accumulated depreciation                                       (520,799)        (507,520)
                                                                       -----------      -----------
             Net investment in real estate                               3,410,430        3,588,054

   Cash and cash equivalents                                               137,044           72,926
   Restricted cash and cash equivalents                                     63,360           87,939
   Accounts receivable, net                                                 42,855           37,204
   Deferred rent receivable                                                 76,864           74,271
   Investments in real estate mortgages and equity
       of unconsolidated companies                                         827,128          812,494
   Notes receivable, net                                                   131,557          131,542
   Other assets, net                                                       162,934          146,131
                                                                       -----------      -----------
               Total assets                                            $ 4,852,172      $ 4,950,561
                                                                       ===========      ===========

LIABILITIES:
   Borrowings under Bank Boston Credit Facility                        $        --      $   510,000
   UBS Facility                                                            754,952               --
   Notes payable                                                         1,724,147        2,088,929
   Accounts payable, accrued expenses and other liabilities                120,872          170,984
                                                                       -----------      -----------
              Total liabilities                                          2,599,971        2,769,913
                                                                       -----------      -----------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
  Operating partnership, 7,024,823 and 6,975,952 units,
       respectively                                                         99,637           99,226
  Investment joint ventures                                                116,464           24,648
                                                                       -----------      -----------
              Total minority interests                                     216,101          123,874
                                                                       -----------      -----------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par value, authorized 100,000,000 shares:
   6 3/4% Series A Convertible Cumulative Preferred Shares,
      8,000,000 shares issued and outstanding at March 31, 2000
      and December 31, 1999, respectively                                  200,000          200,000
  Common shares, $.01 par value, authorized 250,000,000 shares,
      121,658,689 and 121,537,353 shares issued
      at March 31, 2000 and December 31, 1999, respectively                  1,209            1,208
   Additional paid-in capital                                            2,229,706        2,229,680
   Deferred compensation on restricted shares                                  (41)             (41)
   Retained deficit                                                       (405,686)        (386,532)
   Accumulated other comprehensive income                                   13,735           12,459
                                                                       -----------      -----------
                                                                         2,038,923        2,056,774
   Less - shares held in treasury, at cost, 161,000 common
      shares at March 31, 2000                                              (2,823)              --
                                                                       -----------      -----------
              Total shareholders' equity                                 2,036,100        2,056,774
                                                                       -----------      -----------
              Total liabilities and shareholders' equity               $ 4,852,172      $ 4,950,561
                                                                       ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              FOR THE THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                             ------------------------
                                                                               2000           1999
                                                                             ---------      ---------
                                                                                (UNAUDITED)

REVENUES:
   Office and retail properties                                              $ 149,108      $ 150,022
   Hotel properties                                                             17,544         15,404
   Behavioral healthcare properties                                              2,079         13,823
   Interest and other income                                                     7,057          6,498
                                                                             ---------      ---------
          Total revenues                                                       175,788        185,747
                                                                             ---------      ---------

EXPENSES:
   Real estate taxes                                                            22,671         20,746
   Repairs and maintenance                                                      12,197         11,024
   Other rental property operating                                              30,266         32,612
   Corporate general and administrative                                          5,245          4,114
   Interest expense                                                             52,250         42,481
   Amortization of deferred financing costs                                      2,347          3,069
   Depreciation and amortization                                                30,902         33,647
   Settlement of merger dispute                                                     --         15,000
                                                                             ---------      ---------
          Total expenses                                                       155,878        162,693
                                                                             ---------      ---------

          Operating income                                                      19,910         23,054

OTHER INCOME AND EXPENSE:
   Equity in net income of unconsolidated
    companies:
          Office and retail properties                                           2,704          1,961
          Temperature-controlled logistics properties                            4,036          5,709
          Residential development properties                                    10,464          8,629
          Other                                                                  2,341            307
                                                                             ---------      ---------
         Total equity in net income of unconsolidated companies:                19,545         16,606
                                                                             ---------      ---------

   Gain on property sales, net                                                  22,627             --

                                                                             ---------      ---------
         Total other income and expense                                         42,172         16,606
                                                                             ---------      ---------


INCOME BEFORE MINORITY INTERESTS
  AND EXTRAORDINARY ITEM                                                        62,082         39,660
Minority interests                                                              (7,032)        (3,649)
                                                                             ---------      ---------

INCOME BEFORE EXTRAORDINARY ITEM                                                55,050         36,011
Extraordinary item - extinguishment of debt                                     (3,928)            --
                                                                             ---------      ---------

NET INCOME                                                                      51,122         36,011

Preferred share dividends                                                       (3,375)        (3,375)
Share repurchase agreement return                                               (2,076)            --
Forward share purchase agreement return                                             --         (2,152)
                                                                             ---------      ---------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                  $  45,671      $  30,484
                                                                             =========      =========


BASIC EARNINGS PER SHARE DATA:
   Net income available to common shareholders before extraordinary item     $    0.41      $    0.24
   Extraordinary item - extinguishment of debt                                   (0.03)            --
                                                                             ---------      ---------

   Net income available to common shareholders                               $    0.38      $    0.24
                                                                             =========      =========

DILUTED EARNINGS PER SHARE DATA:
   Net income available to common shareholders before extraordinary item     $    0.41      $    0.24
   Extraordinary item - extinguishment of debt                                   (0.03)            --
                                                                             ---------      ---------

   Net income available to common shareholders                               $    0.38      $    0.24
                                                                             =========      =========

   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                             CONSOLIDATED STATEMENTS
                            OF SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)


                                                  Preferred Shares       Treasury Shares            Common Shares         Additional
                                                -------------------- ---------------------  ---------------------------    Paid-in
                                                 Shares    Net Value  Shares     Net Value     Shares        Par Value     Capital
                                                ---------  --------- ---------   ---------  ------------    -----------  -----------

SHAREHOLDERS' EQUITY,  December 31, 1999        8,000,000 $ 200,000         --   $      --   121,537,353    $     1,208  $ 2,229,680

   Issuance of Common Shares                           --        --         --          --         1,212             --           20

   Exercise of Common Share Options                    --        --         --          --        91,000              1           --

   Issuance of Shares in Exchange for Operating
      Partnership Units                                --        --         --          --        29,124             --            6

   Share repurchases                                   --        --    161,000      (2,823)           --             --           --

   Dividends Paid                                      --        --         --          --            --             --           --

   Net Income                                          --        --         --          --            --             --           --

   Accumulated Other Comprehensive Income              --        --         --          --            --             --           --
                                                --------- ---------  ---------   ---------   -----------    -----------  -----------
SHAREHOLDERS' EQUITY, March 31, 2000            8,000,000 $ 200,000    161,000   $  (2,823)  121,658,689    $     1,209  $ 2,229,706
                                                ========= =========  =========   =========   ===========    ===========  ===========

                                                   Deferred                   Accumulated
                                                Compensation     Retained        Other
                                                on Restricted    Earnings    Comprehensive
                                                    Shares       (Deficit)       Income         Total
                                                  -----------   -----------   -----------    -----------

SHAREHOLDERS' EQUITY,  December 31, 1999          $       (41)  $  (386,532)  $    12,459    $ 2,056,774

   Issuance of Common Shares                               --            --            --             20

   Exercise of Common Share Options                        --            --            --              1

   Issuance of Shares in Exchange for Operating
      Partnership Units                                    --            --            --              6

   Share repurchases                                       --            --            --         (2,823)

   Dividends Paid                                          --       (66,901)           --        (66,901)

   Net Income                                              --        47,747            --         47,747

   Accumulated Other Comprehensive Income                  --            --         1,276          1,276
                                                  -----------   -----------   -----------   -----------
SHAREHOLDERS' EQUITY, March 31, 2000              $       (41)  $  (405,686)  $    13,735    $ 2,036,100
                                                  ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                        ------------------------
                                                                              (UNAUDITED)
                                                                          2000           1999
                                                                        ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  51,122      $  36,011
Adjustments to reconcile net income to
  net cash provided by operating activities:
       Depreciation and amortization                                       33,249         36,716
       Extraordinary item - extinguishment of debt                          3,928             --
       Gain on property sales, net                                        (22,627)            --
       Minority interests                                                   7,032          3,649
       Non-cash compensation                                                   20             20
       Equity in earnings net of distributions received
         from unconsolidated companies                                     (8,455)        (9,019)
       (Increase) decrease in accounts receivable                          (5,651)         5,027
       Increase in deferred rent receivable                                (2,593)        (7,529)
       (Increase) decrease in other assets                                 (1,476)         2,931
       Decrease in restricted cash and cash equivalents                    21,528         12,485
       Decrease in accounts payable, accrued
         expenses and other liabilities                                   (54,197)       (39,888)
                                                                        ---------      ---------
           Net cash provided by operating activities                       21,880         40,403
                                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of land held for development or sale                   (15,051)            --
       Proceeds from property sales                                       215,508             --
       Development of investment properties                                (8,526)        (2,471)
       Capital expenditures - rental properties                            (3,291)        (3,267)
       Tenant improvement and leasing costs - rental properties           (16,646)       (14,744)
       Decrease (increase) in restricted cash and cash equivalents         11,735         (1,514)
       Investment in unconsolidated companies                              (1,174)        (7,421)
       Investment in residential development companies                     (5,006)        13,980
       Escrow deposits - acquisition of investment properties                 500             --
       (Increase) decrease in notes receivable                                (15)         1,592

                                                                        ---------      ---------
           Net cash provided by (used in) investing activities            178,034        (13,845)
                                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt financing costs                                               (17,708)          (741)
       Share Repurchase Agreement                                          (8,685)            --
       Forward Share Purchase Agreement                                        --        (14,740)
       Borrowings under Bank Boston Credit Facility                            --         26,400
       Payments under Bank Boston Credit Facility                        (510,000)       (51,920)
       Borrowings under UBS Facility                                      833,000             --
       Payments under UBS Facility                                        (78,047)            --
       Notes Payable proceeds                                                  --         60,000
       Notes Payable payments                                            (364,782)          (364)
       Capital proceeds - joint venture partner                            98,212             --
       Capital distributions - joint venture partner                       (7,046)          (763)
       Proceeds from exercise of share options                                 --            972
       Treasury share repurchases                                          (2,823)            --
       Preferred dividends                                                 (3,375)        (3,375)
       Dividends and unitholder distributions                             (74,542)       (75,707)
                                                                        ---------      ---------
           Net cash used in financing activities                         (135,796)       (60,238)
                                                                        ---------      ---------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           64,118        (33,680)
CASH AND CASH EQUIVALENTS,
       Beginning of period                                                 72,926        110,292
                                                                        ---------      ---------
CASH AND CASH EQUIVALENTS,
       End of period                                                    $ 137,044      $  76,612
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

     The term "Company" includes, unless the context otherwise requires, Crescent Equities, a Texas real estate investment trust, and all of its direct and indirect subsidiaries.

     The direct and indirect subsidiaries of Crescent Equities at March 31, 2000 include:

          o    CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
               The "Operating Partnership"

          o    CRESCENT REAL ESTATE EQUITIES, LTD.
               The "General Partner" of the Operating Partnership

          o    NINE SEPARATE LIMITED-PURPOSE LIMITED PARTNERSHIPS
               Eight of these limited partnerships were formed for the purpose of obtaining securitized debt and all or substantially all the economic interests in these partnerships are owned directly or indirectly by the Operating Partnership, with the remaining interests, if any, owned indirectly by Crescent Equities through eight separate corporations or limited liability companies described below. The ninth limited partnership was formed for the purpose of obtaining equity financing through the sale of preferred equity interests, with substantially all of the common equity interests owned directly by the Operating Partnership, the remaining economic interests owned indirectly by Crescent Equities through a separate limited liability company described below, and all of the preferred equity interests owned by an unrelated third party.

          o    TEN SEPARATE CORPORATIONS OR LIMITED LIABILITY COMPANIES
               Nine of these entities are wholly owned subsidiaries of the General Partner or the Operating Partnership and serve as the general partner of one of the nine limited partnerships described above. The tenth entity is a wholly owned subsidiary of Crescent Equities formed for the purpose of repurchasing and holding common shares of beneficial interest of Crescent Equities.

     Crescent Equities conducts all of its business directly through the Operating Partnership and its other subsidiaries. The Company is structured to facilitate and maintain the qualification of Crescent Equities as a REIT.

     The following table shows, by subsidiary, the Properties such subsidiaries, directly or indirectly, owned as of March 31, 2000(1):

Operating Partnership:                     26 Office Properties, Denver Marriott City Center and The Park Shops at Houston Center

Crescent Real Estate                       The Aberdeen, The Avallon, Caltex House, The Citadel, The Crescent Atrium, The Crescent
Funding I, L.P.:                           Office Towers, Regency Plaza One, UPR Plaza and Waterside Commons
("Funding I")

Crescent Real Estate                       Albuquerque Plaza,  Barton Oaks Plaza One,  Briargate Office and Research Center,  Hyatt
Funding II, L.P.:                          Regency  Albuquerque,  Hyatt Regency Beaver Creek, Las Colinas Plaza,  Liberty Plaza I &
("Funding II")                             II,  MacArthur  Center  I  &  II,  Ptarmigan  Place,   Stanford  Corporate  Centre,  Two
                                           Renaissance Square and 12404 Park Central

Crescent Real Estate                       Greenway Plaza Office Properties and Renaissance Houston Hotel(2)
Funding III, IV and V, L.P.:
("Funding III, IV and V")

Crescent Real Estate                       Canyon Ranch-Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate                       77 Behavioral Healthcare Properties
Funding VII, L.P.
("Funding VII")

Crescent Real Estate                       24 Office Properties and four Hotel Properties
Funding VIII, L.P.
("Funding VIII")

Crescent Real Estate                       Chancellor Park, Four Seasons - Houston, Miami Center, Reverchon Plaza, 44 Cook Street,
Funding IX, L.P.                           55 Madison and 6225 N. 24th Street
("Funding IX")

---------------------------

(1) As of March 31, 2000, Crescent SH IX, Inc. owned 161,000 common shares of beneficial interest in Crescent Equities.

(2) Funding III owns nine of the 10 Office Properties in the Greenway Plaza Office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns Coastal Tower, the remaining Office Property in the Greenway Plaza Office portfolio.

SEGMENTS

     As of March 31, 2000, the Company's assets and operations were composed of five major investment segments:

     o    Office and Retail Segment;

     o    Hotel/Resort Segment;

     o    Residential Development Segment;

     o    Temperature-Controlled Logistics Segment; and

     o    Behavioral Healthcare Segment.

     Within these segments, the Company owned directly or indirectly the following real estate assets (the "Properties") as of March 31, 2000:

     o OFFICE AND RETAIL SEGMENT consisted of 83 office properties (collectively referred to as the "Office Properties") located in 29 metropolitan submarkets in eight states, with an aggregate of approximately 29.8 million net rentable square feet and three retail properties (collectively referred to as the "Retail Properties") with an aggregate of approximately 0.4 million net rentable square feet. See Note 16. Dispositions.

     o HOTEL/RESORT SEGMENT consisted of five upscale business class hotels with a total of 2,168 rooms, three luxury spa resorts with a total of 536 rooms and two Canyon Ranch destination fitness resorts and spas that can accommodate up to 462 guests daily (collectively referred to as the "Hotel Properties"). All Hotel Properties, except the Omni Austin Hotel, are leased to subsidiaries of Crescent Operating, Inc. ("COI"). The Omni Austin Hotel is leased to HCD Austin Corporation.

     o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Company's ownership of real estate mortgages and non-voting common stock representing interests ranging from 90% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, currently own 18 residential development properties (collectively referred to as the "Residential Development Properties").

     o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Company's indirect 39.6% interest in three partnerships (collectively referred to as the "Temperature-Controlled Logistics Partnerships"), each of which owns one or more corporations or limited liability companies (collectively referred to as the "Temperature-Controlled Logistics Corporations") which, as of March 31, 2000, directly or indirectly owned 90 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 444.9 million cubic feet (17.8 million square feet).

     o BEHAVIORAL HEALTHCARE SEGMENT consisted of 77 properties in 24 states (collectively referred to as the "Behavioral Healthcare Properties"), 37 of which were leased to Charter Behavioral Health Systems, LLC. ("CBHS") and its subsidiaries under a master lease. CBHS was formed to operate the behavioral healthcare business located at the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan Health Services, Inc. ("Magellan") and 90% by COI and an affiliate of COI. On February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. Of these 77 Behavioral Healthcare Properties, the 37 Behavioral Healthcare Properties that remain subject to the master lease are designated as the "Core Properties" for the conduct of CBHS's business. The other 40 Behavioral Healthcare Properties, at which CBHS has ceased operations or is planning to cease operations, are designated as the "Non-Core Properties." Subsequent to March 31, 2000, the Company sold two of the Non-Core Properties. The Company also has entered into contracts or letters of intent to sell 11 additional Non-Core Properties. The remaining 27 Non-Core Properties are being actively marketed for sale. See Note 15. CBHS and Note 16. Dispositions for a description of the current status of CBHS and the Company's investment in the Behavioral Healthcare Properties.

     See Note 6. Segment Reporting for a table showing consolidated revenues and funds from operations for each of these investment segments for the three months ended March 31, 2000 and 1999 and identifiable assets for each of these investment segments at March 31, 2000 and 1999.

BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 1999.

     Certain previously reported amounts have been reclassified to conform with the current presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133", which deferred the effective date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company elected to implement SFAS No. 133 in the third quarter of 1999. See Note 9. Cash Flow Hedges for a description of the impact on the Company's financial statements for the three months ended March 31, 2000.

3.   PROPERTIES HELD FOR DISPOSITION:

Office and Retail Segment

     In pursuit of management's objective to dispose of non-strategic or non-core assets, at March 31, 2000, the Company was actively marketing for sale its wholly owned interests in four Office Properties, which are included in the Net Investment in Real Estate of $3,410,430. The carrying value of these Properties at March 31, 2000 was approximately $57,824. Two of the Properties are located in Dallas, Texas, one is located in New Orleans, Louisiana, and one is located in Denver, Colorado. Subsequent to March 31, 2000, the Company completed the sale of two of these Office Properties. The Company has also entered into contracts to sell the remaining two Properties. The Company anticipates completing any economically justified sales of these Office Properties by the end of the second quarter of 2000.

     The following table summarizes the condensed results of operations for the three months ended March 31, 2000 and 1999 for the four Office Properties held for disposition. These Properties are classified as held for sale, and depreciation expense has not been recognized since June 30, 1999.

                              FOR THE THREE MONTHS ENDED MARCH 31,
                              ------------------------------------
                                2000                        1999
                              --------                    --------

Revenue                       $  3,028                    $  2,929
Operating Expenses               1,190                       1,092
                              --------                    --------
Net Operating Income          $  1,838                    $  1,837
                              ========                    ========

     Subsequent to March 31, 2000, the Company has begun actively marketing one additional Office Property for sale, and has classified that Property, which is located in San Francisco, California, as held for disposition. The carrying value of this Property at March 31, 2000 was approximately $34,563. The Net Operating Income of this Property for the three months ended March 31, 2000 and 1999, was $947 and $1,144, respectively.

Behavioral Healthcare Segment

     The 40 Non-Core Properties were classified as held for disposition at March 31, 2000, and no depreciation expense for these Properties was recognized for the three months ended March 31, 2000. The carrying value for these Properties at March 31, 2000 was approximately $98,100. See Note 16. Dispositions for a description of the sale of certain Non-Core Properties subsequent to March 31, 2000 and the execution of contracts or letters of intent relating to the sale of additional Non-Core Properties as of May 10, 2000.

Other

     The Woodlands Commercial Properties Company, L.P., owned by the Company and Morgan Stanley Real Estate Fund II, L.P., is actively marketing for sale its office/venture tech portfolio located in The Woodlands. These assets include the Company's 12 Office Properties located in The Woodlands.

4.   EARNINGS PER SHARE

     SFAS No. 128 "Earnings Per Share" ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                       --------------------------------------------------------------------------------------
                                                         2000                                           1999
                                       --------------------------------------------   ---------------------------------------
                                                           Wtd. Avg.     Per Share                     Wtd. Avg.  Per Share
                                          Income            Shares        Amount        Income          Shares      Amount
                                       -----------         -------      -----------   -----------       -------   -----------

BASIC EPS -
Income before extraordinary item       $    55,050                                    $    36,011
Preferred share dividends                   (3,375)                                        (3,375)
Share repurchase agreement return           (2,076)                                            --
Forward share purchase
 agreement return                               --                                         (2,152)
                                       -----------         -------      -----------   -----------       -------   -----------
Net income available to common         $    49,599         121,607      $      0.41   $    30,484       124,688   $      0.24
   shareholders before extraordinary
    item
Extraordinary item -
   extinguishment of debt                   (3,928)                           (0.03)           --                          --
                                       -----------         -------      -----------   -----------       -------   -----------
Net income available to common
   shareholders                        $    45,671         121,607      $      0.38   $    30,484       124,688   $      0.24
                                       ===========         =======      ===========   ===========       =======   ===========

DILUTED EPS -
   Net income available to common
    shareholders before extraordinary
    item                               $    49,599         121,607      $      0.41   $    30,484       124,688   $      0.24
Effect of dilutive securities:
   Share and unit options                       --             457                             --         2,142
                                       -----------         -------      -----------   -----------       -------   -----------

Net income available to common         $    49,599         122,064      $      0.41   $    30,484       126,830   $      0.24
   shareholders before extraordinary
    item
Extraordinary item -
   extinguishment of debt                   (3,928)                           (0.03)           --                          --
                                       -----------         -------      -----------   -----------       -------   -----------
Diluted EPS -
Net income available to common
   shareholders                        $    45,671         122,064      $      0.38   $    30,484       126,830   $      0.24
                                       ===========         =======      ===========   ===========       =======   ===========

     The effect of the conversion of the Series A Convertible Cumulative Preferred Shares is not included in the computation of Diluted EPS for the three months ended March 31, 2000 or 1999, since the effect of their conversion is antidilutive.

5.   SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                                           FOR THE THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                           ---------------------
                                                                                            2000          1999
                                                                                           -------       -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid ......................................................................       $58,326       $48,793

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Conversion of Operating Partnership units to common shares with resulting reduction in minority interest and increases in common shares and additional
   paid-in capital .................................................................       $     6       $ 1,403
Issuance of Operating Partnership units in conjunction
   with settlement of an obligation ................................................         2,125            --
Unrealized loss on available-for-sale securities ...................................         3,009         2,678
Forward Share Purchase Agreement Return ............................................            --         2,152
Share Repurchase Agreement Return ..................................................         2,076            --
Increase of cash flow hedges to fair value .........................................         4,285            --
Equity investment in a tenant in exchange for office space .........................         2,700            --

6.   SEGMENT REPORTING

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" beginning with the year ended December 31, 1998. The Company currently has five major investment segments: the Office and Retail Segment; the Hotel/Resort Segment; the Temperature-Controlled Logistics Segment; the Residential Development Segment; and the Behavioral Healthcare Segment. Management organizes the segments within the Company based on property type for making operating decisions and assessing performance. Investment segments for SFAS No. 131 are determined on the same basis.

     The Company uses funds from operations ("FFO") as the measure of segment profit or loss. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), effective January 1, 2000, and as used in this document, means:

     o    Net Income (Loss) - determined in accordance with GAAP;

          o excluding gains (or losses) from sales of depreciable operating property;

          o    excluding extraordinary items (as defined by GAAP);

          o    plus depreciation and amortization of real estate assets; and

          o after adjustments for unconsolidated partnerships and joint ventures.

     NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events, except for those that are defined as "extraordinary items" under GAAP and gains or losses from sales of depreciable operating property. The Company has adopted the revised definition of FFO effective as of January 1, 2000. Under the prior definition of FFO, for the three months ended March 31, 1999, FFO was approximately $92,900, which excluded $15,000 paid in connection with the settlement and release of all claims between the Company and Station Casinos, Inc. ("Station") arising out of the agreement and plan of merger between the Company and Station. Because this settlement is not considered an "extraordinary item" under GAAP, FFO for the three months ended March 31, 1999 would have been approximately $77,900, which included the $15,000 settlement payment, if the revised definition of FFO had been in effect. The Company considers FFO an appropriate measure of performance for an equity REIT, and for its investment segments. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REITs because these REITs may apply the definition of FFO in a different manner than the Company.

     Selected financial information related to each segment at or for the three months ended March 31, 2000 and 1999 is presented below.

                                                                  FOR THE THREE MONTHS
                                                                     ENDED MARCH 31,
                                                             ------------------------------
                                                                2000               1999
                                                             -----------        -----------

Revenues:
   Office and Retail Segment                                 $   149,108        $   150,022
   Hotel/Resort Segment                                           17,544             15,404
   Behavioral Healthcare Segment                                   2,079             13,823
   Temperature-Controlled Logistics Segment                           --                 --
   Residential Development Segment                                    --                 --
   Corporate and other                                             7,057              6,498
                                                             -----------        -----------
   TOTAL REVENUE                                             $   175,788        $   185,747
                                                             ===========        ===========

FUNDS FROM OPERATIONS:
   Office and Retail Segment                                 $    86,211        $    89,107
   Hotel/Resort Segment                                           17,291             15,198
   Behavioral Healthcare Segment                                   2,079             13,823
   Temperature-Controlled Logistics Segment                        9,487              8,280
   Residential Development Segment                                15,043             13,300
   Corporate and other adjustments
     Interest expense                                            (52,250)           (42,481)
     Preferred share dividends                                    (3,375)            (3,375)
     Interest and other income                                     5,939              3,179
     Corporate general & adminstrative                            (5,245)            (4,114)
     Settlement of merger dispute                                     --            (15,000)
                                                             -----------        -----------
   TOTAL FUNDS FROM OPERATIONS                               $    75,180        $    77,917
                                                             -----------        -----------

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO
   CONSOLIDATED NET INCOME:
   Depreciation and amortization of real estate assets       $   (29,792)       $   (32,877)
   Gain on property sales, net                                    22,627                 --
   Extraordinary item - extinguishment of debt                    (3,928)                --
   Unitholder minority interests                                  (6,382)            (3,404)
   Adjustment for investments in real estate mortgages
     and equity of unconsolidated companies:
     Office and Retail Properties                                     72             (1,758)
     Temperature-Controlled Logistics Properties                  (5,451)            (2,571)
     Residential Development Properties                           (4,579)            (4,671)
   Preferred share dividends                                       3,375              3,375
                                                             -----------        -----------
NET INCOME                                                   $    51,122        $    36,011
                                                             ===========        ===========

EQUITY IN NET INCOME OF UNCONSOLIDATED
   COMPANIES:
   Office and Retail Properties                              $     2,704        $     1,961
   Hotel/Resort Properties                                            --                 --
   Behavioral Healthcare Properties                                   --                 --
   Temperature-Controlled Logistics Properties                     4,036              5,709
   Residential Development Properties                             10,464              8,629
   Corporate and other                                             2,341                307
                                                             -----------        -----------
   TOTAL EQUITY IN NET INCOME OF
     UNCONSOLIDATED COMPANIES                                $    19,545        $    16,606
                                                             ===========        ===========

                                                                        MARCH 31,
                                                             ------------------------------
                                                                 2000              1999
                                                             -----------        -----------

IDENTIFIABLE ASSETS:
   Office and Retail Segment                                 $ 3,220,159        $ 3,212,881
   Hotel/Resort Segment                                          465,774            452,362
   Behavioral Healthcare Segment                                 220,882            383,389
   Temperature-Controlled Logistics Segment                      298,329            281,436
   Residential Development Segment                               288,744            275,720
   Other                                                         358,284            390,017
                                                             -----------        -----------
   TOTAL IDENTIFIABLE ASSETS                                 $ 4,852,172        $ 4,995,805
                                                             ===========        ===========

     At March 31, 2000, COI was the Company's largest lessee in terms of total consolidated rental revenues derived from leases. Total rental revenues received from COI for the three months ended March 31, 2000 was approximately 5% of the Company's total consolidated rental revenues. COI was the lessee for nine of the Hotel Properties for the three months ended March 31, 2000.

     See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Temperature-Controlled Logistics Segment for a description of the sole lessee of the Temperature-Controlled Logistics Properties.

7.   INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED
     COMPANIES:

     The following is a summary of the Company's ownership in significant unconsolidated companies, or equity investments:

                                                                                         COMPANY'S OWNERSHIP
                  ENTITY                               CLASSIFICATIONS                  AS OF MARCH 31, 2000
---------------------------------------      --------------------------------------     --------------------
Desert Mountain Development Corporation      Residential Development Corporation                 95%(1)
Houston Area Development Corp.               Residential Development Corporation                 94%(1)
The Woodlands Land Company, Inc.             Residential Development Corporation                 95%(1)
Crescent Development Management Corp.        Residential Development Corporation                 90%(1)
Mira Vista Development Corp.                 Residential Development Corporation                 94%(1)
Crescent CS Holdings Corp.                           Crescent Subsidiary                         99%(2)
Crescent CS Holdings II Corp.                        Crescent Subsidiary                         99%(2)
The Woodlands Commercial                     Office and Retail (office/venture tech
    Properties Company, L.P.                            portfolio)(3)                          42.5%
Main Street Partners, L.P.                   Office and Retail (office property -
                                                       Bank One Center)                          50%
DBL Holdings, Inc.                                          Other                                95%
Metropolitan Partners, LLC                                  Other                                (4)
CRL Investments, Inc.                                       Other                                95%

---------------------
(1) See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Residential Development Properties Table included in that section for the Residential Development Corporation's ownership interest in the Residential Development Properties.

(2) The Crescent Subsidiaries have a 40% interest in each of the Temperature-Controlled Logistics Partnerships, which own the Temperature-Controlled Logistics Corporations, which directly or indirectly own the Temperature-Controlled Logistics Properties. Accordingly, the Company has an indirect 39.6% interest in the Temperature-Controlled Logistics Properties. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Temperature Controlled Logistics Segment for additional information regarding the ownership of the Temperature-Controlled Logistics Properties.

(3)  See Note 3. Properties Held for Disposition - Other.

(4) The Company has an $85,000 preferred member interest in Metropolitan Partners, LLC ("Metropolitan"), representing an approximately 20% equity interest at March 31, 2000. The investment has a cash flow preference of 7.5% until May 19, 2001 and may be redeemed by Metropolitan until May 19, 2001 for $85,000, plus an amount sufficient to provide a 9.5% internal rate of return to the Company. If Metropolitan does not redeem the preferred interest by May 19, 2001, the Company may convert the interest either into
     (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson Associates Realty Corporation at a conversion price of $24.61.

     The Company reports its share of income and losses based on its ownership interest in its respective equity investments. The following summarized information for all unconsolidated companies is presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Temperature-Controlled Logistics Corporations," "Office and Retail" and "Other," as applicable, as of March 31, 2000.

BALANCE SHEETS:
                                                                        MARCH 31, 2000
                                             -------------------------------------------------------------------
                                                               TEMPERATURE-
                                             RESIDENTIAL        CONTROLLED
                                             DEVELOPMENT        LOGISTICS         OFFICE AND
                                             CORPORATIONS      CORPORATIONS         RETAIL             OTHER
                                             ------------      ------------       -----------        -----------

Real estate, net                             $   710,027       $ 1,332,342        $   412,131
Cash                                              32,026            10,669             24,494
Other assets                                     198,031            92,734             40,024
                                             -----------       -----------        -----------
     Total assets                            $   940,084       $ 1,435,745        $   476,649
                                             ===========       ===========        ===========

Notes payable                                $   324,503       $   591,467        $   282,074
Notes payable to the Company                     152,953            11,333                 --
Other liabilities                                232,332            62,868             17,225
Equity                                           230,296           770,077            177,350
                                             -----------       -----------        -----------
      Total liabilities and equity           $   940,084       $ 1,435,745        $   476,649
                                             ===========       ===========        ===========
Company's share of unconsolidated debt       $   163,730       $   234,221        $   131,475
                                             ===========       ===========        ===========

Company's investments in real estate
  mortgages and equity of uncon-
  solidated companies                        $   288,744       $   298,329        $    97,373        $   142,682
                                             ===========       ===========        ===========        ===========

SUMMARY STATEMENTS OF OPERATIONS:
                                                          FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                             -------------------------------------------------------------------
                                                              TEMPERATURE-
                                             RESIDENTIAL       CONTROLLED
                                             DEVELOPMENT        LOGISTICS         OFFICE AND
                                             CORPORATIONS      CORPORATIONS         RETAIL             OTHER
                                             ------------      ------------       -----------        -----------
  Total revenues                             $   111,621       $    41,577        $    20,060
  Expenses:
     Operating expense                            82,211             5,185(1)           3,896
     Interest expense                              1,708            11,445              5,878
     Depreciation and amortization                 3,497            14,543              4,362
     Taxes                                         6,418               876                 --
     Other (income)/expense                           --              (223)                --
                                             -----------       -----------        -----------
  Total expenses                                  93,834            31,826             14,136
                                             -----------       -----------        -----------
  Net income                                 $    17,787       $     9,751        $     5,924
                                             ===========       ===========        ===========

  Company's equity in net income
    of unconsolidated companies              $    10,464       $     4,036        $     2,704        $     2,341
                                             ===========       ===========        ===========        ===========

-------------------
(1) Inclusive of the management fee paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

8.   NOTES PAYABLE AND BORROWINGS UNDER UBS FACILITY

The following is a summary of the Company's debt financing at March 31, 2000:

                                                                                                          BALANCE AT
                                                                                                           MARCH 31,
                                                                                                             2000
                                                                                                           --------

Secured Debt

AEGON Note(1) due July 1, 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the
Funding III, IV and V Properties ...................................................................       $277,402

UBS Term Loan I(2) (see description of UBS Facility below) .........................................        257,213

UBS Term Loan II(2) (see description of UBS Facility below) ........................................        257,213

UBS Line of Credit(2) (see description of UBS Facility below) ......................................        240,526

LaSalle Note I(3) bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2027, secured
by the Funding I Properties ........................................................................        239,000

BankBoston Term Note II(4) due August 31, 2003, bears interest at the 30-day
LIBOR rate plus 400 basis points (at March 31, 2000, the interest rate was
9.94%) with a four-year interest only term, secured by equity interests
in Funding I and II ................................................................................        200,000

JP Morgan Mortgage Note(5) due October 1, 2016, bears interest at a fixed rate of 8.31% with a two-year interest-only term, secured by the Houston Center
mixed-use Office Property complex ..................................................................        200,000

LaSalle Note II(6) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028,
secured by the Funding II Properties ...............................................................        161,000

SFT Whole Loans, Inc. ("SFT") Note due September 30, 2001, bears interest at
30-day LIBOR plus 1.75% (at March 31, 2000, the rate was 7.58%) with an
interest-only term, secured by the Fountain Place Office Property ..................................         97,123

CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured
by the MCI Tower Office Property and Denver Marriott City Center Hotel Property ....................         63,500

Metropolitan Life Note V due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran
Center Office Property .............................................................................         39,584

Northwestern Life Note due January 2003, bears interest at 7.66% with an interest-only term,
secured by the 301 Congress Avenue Office Property .................................................         26,000

Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization
schedule, secured by five of The Woodlands Office Properties .......................................         11,356

                                                                                                           BALANCE AT
                                                                                                            MARCH 31,
                                                                                                              2000
                                                                                                           ----------

Nomura Funding VI Note(7) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in
July 2020, secured by the Funding VI Property ....................................................              8,459

Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and
interest payments based on a 15-year amortization schedule, secured by a parcel of land ..........                723

UNSECURED DEBT
2007 Notes(8) bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due
September 2007 ...................................................................................            250,000

2002 Notes(8) bear interest at a fixed rate of 7.00% with a five-year interest-only term, due
September 2002 ...................................................................................            150,000
                                                                                                           ----------

       Total Notes Payable .......................................................................         $2,479,099
                                                                                                           ==========


-------------------------
(1) The outstanding principal balance of this note at maturity will be approximately $223,000.

(2)  The Company entered into the UBS Facility which consists of three tranches:
     UBS Line of Credit, UBS Term Loan I and UBS Term Loan II effective January 31, 2000. The proceeds were primarily used to repay and retire the Company's prior credit facility with BankBoston, N.A. (the "BankBoston Credit Facility") and an additional term loan (the "BankBoston Term Note I"). For a further description of the UBS Facility, see "UBS Facility" below.

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

(4) This loan is secured by partnership interests in two pools of underleveraged assets. On February 1, 2000, the Company renegotiated certain terms and covenants under this note. As a result, the interest rate on the facility increased to 30-day LIBOR plus 400 basis points. The Company entered into a four-year $200,000 cash flow hedge agreement effective September 1, 1999 with Salomon Brothers Holding Company, Inc. in a separate transaction related to the BankBoston Term Note II. See Note 9. Cash Flow Hedges.

(5) At the end of seven years (October 2006), the loan reprices based on current interest rates at this time. It is the Company's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $179,000.

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

(7) The Company has the option to defease the note, by purchasing Treasury obligations in an amount sufficient to pay the note, without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty at that date.

(8)  The notes were issued in an offering registered with the SEC.

     Below are the aggregate principal amounts due as of March 31, 2000 under the UBS Facility and other indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.

                   SECURED         UNSECURED         TOTAL
                 ----------       ----------       ----------
 (in thousands)

2000             $    3,897       $       --       $    3,897
2001                113,887               --          113,887
2002                 73,911          150,000          223,911
2003                738,796               --          738,796
2004                274,067               --          274,067
Thereafter          874,541          250,000        1,124,541
                 ----------       ----------       ----------
                 $2,079,099       $  400,000       $2,479,099
                 ==========       ==========       ==========

UBS FACILITY

     On February 4, 2000, the Company repaid and retired the BankBoston Credit Facility and the BankBoston Term Note I primarily with the proceeds of the UBS Facility. The UBS Facility is an $850,000 secured, variable-rate facility fully underwritten by UBS AG ("UBS") and currently funded by UBS and Fleet Boston Financial ("Fleet"). The UBS Facility consists of three tranches: the UBS Line of Credit, a three-year $300,000 revolving line of credit; the UBS Term Loan I, a $275,000 three-year term loan; and the UBS Term Loan II, a $275,000 four-year term loan. Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at March 31, 2000 were approximately $240,500, $257,200 and $257,200, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. As of March 31, 2000, the interest rate on the UBS Line of Credit and UBS Term Loan I was 8.63% and the interest rate on the UBS Term Loan II was 8.88%. In order to mitigate its exposure to variable-rate debt, the Company has entered into two cash flow hedge agreements related to a portion of the UBS Facility. See Note 9. Cash Flow Hedges for a description of these agreements. As of March 31, 2000, the UBS Facility was secured by 40 Office Properties and four Hotel Properties. Subsequent to March 31, 2000, the Company sold two Office Properties securing the UBS Facility. The net proceeds of the sale of these Properties were used to repay amounts outstanding under the UBS Facility. The UBS Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on allocated property values and debt service coverage ratios, and, with respect solely to Funding VIII, limitations on additional secured and total indebtedness, distributions, additional investments and the incurrence of additional liens. The Company was in compliance with all covenants related to the UBS Facility for the March 31, 2000 reporting period.

9.   CASH FLOW HEDGES

     The Company does not use derivative financial instruments for trading purposes, but utilizes them to manage exposure to variable rate debt. The Company accounts for its derivative instruments under SFAS No. 133, which was adopted in the third quarter of 1999.

     In September 1999, the Company entered into a four-year cash flow hedge agreement with Salomon Brothers Holding Company, Inc. ("Salomon") for a notional amount of $200,000 relating to the BankBoston Term Note II. As a result of the cash flow hedge agreement, the interest rate on the underlying note, which was originally issued at a floating interest rate of 30-day LIBOR plus 325 basis points, was effectively converted to a fixed weighted average interest rate of 9.43% through maturity. Effective February 1, 2000, the Company renegotiated certain terms and covenants under the BankBoston Term Note II. At such time, the interest rate on the underlying note increased to 30-day LIBOR plus 400 basis points, and consequently, the effective fixed weighted average interest rate increased to 10.18% through maturity. During the three months ended March 31, 2000, the cash flow hedge agreement with Salomon resulted in approximately $50 of additional interest expense.

     Effective February 4, 2000, the Company entered into a three-year cash flow hedge agreement with Fleet, for a notional amount of $200,000, relating to a portion of the UBS Term Loan I and the UBS Line of Credit. As a result, the interest rate on $200,000 of the amount under the UBS Term Loan I and the UBS Line of Credit, which were originally issued at a floating interest rate of LIBOR plus 250 basis points, was effectively converted to a fixed weighted average interest rate of 9.61% through maturity. During the three months ended March 31, 2000, the cash flow hedge agreement with Fleet resulted in approximately $384 of additional interest expense.

     Effective April 18, 2000, the Company entered into a four-year cash flow hedge agreement with Fleet, for a notional amount of $100,000, relating to a portion of the UBS Term Loan II. As a result, the interest rate on $100,000 of this loan, which was originally issued at a floating interest rate of LIBOR plus 275 basis points, was effectively converted to a fixed weighted average interest rate of 9.51% through maturity. Fleet has an option to terminate the agreement at the end of the third year of the agreement.

10.  SETTLEMENT OF MERGER DISPUTE:

     On April 14, 1999, the Company and Station entered into a settlement agreement for the mutual settlement and release of all claims between the Company and Station arising out of the agreement and plan of merger between the Company and Station, which the Company terminated in August 1998. As part of the settlement agreement, the Company paid $15,000 to Station on April 22, 1999.

11.  MINORITY INTEREST:

     Minority interest represents (i) the limited partner interests owned by limited partners in the Operating Partnership ("units"), and (ii) joint venture and preferred equity interests held by third parties in other consolidated subsidiaries. Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent Equities' percentage interest in the Operating Partnership increases. During the three months ended March 31, 2000, there were 14,562 units exchanged for 29,124 common shares of Crescent Equities.

12.  SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY:

     During the first quarter of 2000, the Company formed Funding IX and contributed six Office Properties and one Hotel Property to Funding IX. The Company owns 100% of the voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

     As of March 31, 2000, the Company had sold $100,000 of non-voting, redeemable preferred Class A Units in Funding IX to GMAC Commercial Mortgage Corporation ("GMACCM"). The Class A Units receive a preferred variable rate dividend based on 30-day LIBOR, or approximately 10.6% per annum as of March 31, 2000, and are redeemable at the option of the Company at the original purchase price. Subsequent to March 31, 2000, the Company sold an additional $10,000 of Class A Units in Funding IX to GMACCM.

     As of May 10, 2000, the net proceeds of $108,100 from the sale of the Class A Units were used to repurchase 6,089,604 of the Company's outstanding common shares. See Note 13. Shareholders' Equity-Share Repurchase Program. The repurchased common shares are consolidated as treasury shares in accordance with GAAP. However, these shares will be held in a wholly owned subsidiary of the Company until the Class A Units are redeemed. Distributions will continue to be paid on the repurchased common shares and will be used to pay dividends on the Class A Units.

     The Company expects to contribute an additional Office Property and an additional Hotel Property to Funding IX during the second quarter of 2000. Following the contribution of these Properties and the satisfaction of other conditions relating to the Properties, the Company will have the right to sell to GMACCM an aggregate of $275,000 of Class A Units.

     The Company is actively marketing the Office Properties held by Funding IX for joint venture and will use the proceeds from any joint venture or sale of a Property held by Funding IX, to redeem the preferred Class A Units.

13.  SHAREHOLDERS' EQUITY:

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

     During the three months ended March 31, 2000, the Company repurchased 161,000 common shares in the open market at an average price of $17.53 per common share for an aggregate of approximately $2,823. Subsequent to March 31, 2000, the Company repurchased 1,926,500 common shares in the open market at an average price of $18.16 per common share for an aggregate of $34,976. In addition, subsequent to March 31, 2000, the Company repurchased 4,002,104 common shares at an average price of $17.49 per common share for an aggregate of approximately $70,000, substantially settling the "Share Repurchase Agreement" with UBS. See "Share Repurchase Agreement" below for a description of the agreement.

     The purchase of the 6,089,604 common shares was financed with the proceeds of the sale of Class A Units in Funding IX. See Note 12. Sale of Preferred Equity Interests in Subsidiary.

SHARE REPURCHASE AGREEMENT

     On November 19, 1999, the Company entered into an agreement with UBS to repurchase a portion of its common shares from UBS. As of December 31, 1999, the Company was obligated to repurchase 4,789,580 common shares, or approximately $84,100 of the Company's common shares. The agreement was amended on January 4, 2000, increasing the number of common shares the Company was obligated to repurchase from UBS by January 4, 2001 to approximately 5,800,000 common shares, or approximately $102,000 of the Company's common shares (as amended, the "Share Repurchase Agreement"). The price the Company is obligated to pay for the common shares (the "Settlement Price") is calculated based on the average cost of the common shares purchased by UBS in connection with the Share Repurchase Agreement plus a return to UBS of 30-day LIBOR plus 250 basis points, minus an adjustment for the Company's distributions during the term of the Share Repurchase Agreement. The guaranteed rate of return to UBS under the agreement is equal to 30-day LIBOR plus 250 basis points.

     The Company may settle the Share Repurchase Agreement in cash or common shares. In the event that the Company elects to fulfill the Share Repurchase Agreement in common shares, UBS will sell the common shares on behalf of the Company in the open market. If, as a result of a decrease in the market price of the common shares, the number of common shares required to be sold to achieve the Settlement Price exceeds the number of common shares purchased by UBS in connection with the agreement, the Company will deliver additional cash or common shares to UBS. If the Company elects to fulfill the Share Repurchase Agreement in common shares, and the market price of the common shares is greater than the Settlement Price, UBS will return a portion of the common shares that it purchased in the open market to the Company.

     If the common share price on the NYSE falls below the Settlement Price calculated approximately every two weeks, the Company is required to remit cash collateral to UBS equal to the product of the number of common shares purchased by UBS and 115% of the difference between the Settlement Price and the closing price of the common shares as reported on the NYSE. If the Company elects to settle the Share Repurchase Agreement in cash, any cash collateral held by UBS will be used to "pay-down" the Settlement Price. If the Company elects to settle the Share Repurchase Agreement in common shares, UBS will release all claims to any cash collateral they hold at that time. On February 18, 2000, the Company posted cash collateral of $8,700 to UBS, as a result of a decline in the common share price. As of March 31, 2000, no additional cash collateral was due to UBS.

     Subsequent to March 31, 2000, the Company had purchased 4,002,104 common shares from UBS at an average cost of $17.49 per common share, substantially settling the Share Repurchase Agreement. In connection with this purchase, UBS returned approximately $5,980 of the cash collateral posted to the Company. The purchase was funded through the sale of Class A Units in Funding IX. See Note
12. Sale of Preferred Equity Interests in Subsidiary.

DISTRIBUTIONS

Common Shares

     On February 17, 2000, the Company paid a cash dividend on its common shares and unitholder distribution of $74,542, or $0.55 per share and equivalent unit to shareholders and equivalent unitholders of record on January 28, 2000. The dividend represented an annualized dividend of $2.20 per share and equivalent unit.

     On April 17, 2000, the Company declared a cash dividend on its common shares and unitholder distribution of $74,628, or $0.55 per share and equivalent unit, to shareholders and equivalent unitholders of record on April 28, 2000. The dividend represents and annualized dividend of $2.20 per share and is payable on May 15, 2000.

Preferred Shares

     On February 17, 2000, the Company paid a cash dividend on its Series A Preferred Shares of $3,375, or $0.421875 per share, to shareholders of record on January 28, 2000. The dividend represented an annualized dividend of $1.6875 share.

     On April 17, 2000, the Company declared a cash dividend on its Series A Preferred Shares of $3,375, or $0.421875 per share, to shareholders of record on April 28, 2000. The dividend represents and annualized dividend of $1.6875 per preferred share and is payable on May 15, 2000.

14.  RELATED PARTY INVESTMENT:

     As of March 31, 2000, the Company, upon the approval of the independent members of its Board of Trust Managers, had contributed approximately $23,500 of a $25,000 commitment to DBL Holdings, Inc. ("DBL"). The total contribution will be made though a combination of loans and equity investments. The Operating Partnership has a 97.4% non-voting interest in DBL.

     The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., a wholly-owned subsidiary, which committed to purchase $25,000 of limited partnership interests in G2 Opportunity Fund, LP ("G2"), representing a limited partnership interest of approximately 12.5%. DBL-ABC, Inc. is committed to contribute the balance of $1,500 upon demand of the general partner of G2. G2 was formed for the purpose of investing in commercial mortgage backed securities and is managed by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMAC. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, and Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, each own 50% of the entity that ultimately controls GMSP. Mr.

Rainwater is a limited partner of GMSP. At March 31, 2000, DBL's primary holdings consisted of the 12.5% investment in G2.

15.  CBHS:

BEHAVIORAL HEALTHCARE SEGMENT

     As of December 31, 1999, all of the Behavioral Healthcare Properties were leased by the Company to CBHS under a master lease. CBHS's business has been negatively affected by many factors, including adverse industry conditions, and on February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. CBHS has stated in its bankruptcy petitions that it intends to sell all of the ongoing businesses of CBHS and its subsidiaries by mid-May of 2000 or develop an appropriate liquidation procedure if the sales have not taken place by that time.

     Effective February 29, 2000, the Non-Core Properties were terminated from the master lease, although the aggregate rent due under the master lease was not reduced as a result, except as described below with respect to sales of Non-Core Properties. See Note 16. Dispositions for a description of recent dispositions of Non-Core Properties. The Core Properties remain subject to the master lease. The Company agreed with CBHS that, upon each sale by the Company of Non-Core Properties, the monthly minimum rent due from CBHS under the master lease would be reduced by a specified percentage of the net proceeds of such sale. Payment and treatment of rent for the Behavioral Healthcare Properties is subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding.

     As of March 31, 2000, the Behavioral Healthcare Segment consisted of 77 Behavioral Healthcare Properties in 24 states, 37 of which are designated as Core Properties and were leased to CBHS and its subsidiaries under a triple-net master lease, and 40 of which are designated as Non-Core Properties. Subsequent to March 31, 2000, the Company sold two of the Non-Core Properties. The Company has also entered into contracts or letters of intent to sell 11 additional Non-Core Properties. The remaining 27 Non-Core Properties, which are the Properties at which CBHS has ceased operations or is planning to cease operations, are being actively marketed for sale.

     An auction for the core operating assets of CBHS was held on May 10, 2000, as part of the bankruptcy proceedings relating to CBHS. The results of the auction are preliminary pending court approval.

16.  DISPOSITIONS:

Office & Retail Segment

     During the three months ended March 31, 2000, the Company completed the sale of six wholly owned Office Properties and was actively marketing four additional Office Properties for sale as of March 31, 2000. The six Office Properties sold were previously classified as held for disposition. The sales of the six Office Properties generated approximately $146,600 of net proceeds. The proceeds were used primarily to pay down variable-rate debt. The Company recognized a net gain of approximately $13,200 in the first quarter of 2000, related to the sales of five of the Office Properties that were sold during the three months ended March 31, 2000, and, during the year ended December 31, 1999, recognized an impairment loss of $16,800 on the remaining Office Property. For the three months ended March 31, 2000, the Company recognized an impairment loss of approximately $5,000 on one Office Property classified as held for disposition, which was sold subsequent to March 31, 2000. The impairment loss represented the difference between the carrying value of the Office Property and the sales price less costs of the sale, and is included in Gain on Property Sales, net. Subsequent to March 31, 2000, the Company had completed the sale of two of the four Office Properties held for disposition at March 31, 2000. The sales of these Office Properties generated approximately $34,800 of net proceeds, which were used primarily to pay down variable-rate debt. The Company has also entered into contracts relating to the sale of the remaining two Office Properties. The sales of these Properties are expected to close by the end of the second quarter of 2000.

Behavioral Healthcare Segment

     During the three months ended March 31, 2000, the Company completed the sale of 11 of the 51 Non-Core Properties classified as held for disposition. The sales generated approximately $38,300 in net proceeds and a net gain of approximately $9,600. As of March 31, 2000, 40 Non-Core Properties were classified as held for disposition. Subsequent to March 31, 2000, the Company completed the sale of two additional Non-Core Properties held for disposition. The sale generated approximately $2,800 in net proceeds and a net gain of approximately $500. The net proceeds from the sale of all 13 Non-Core Properties sold subsequent to December 31, 1999 were primarily used to pay down variable-rate debt. The Company has also entered into contracts or letters of intent to sell an additional 11 Non-Core Properties. See Note 15. CBHS.

Other

     The Woodlands Commercial Properties Company, L.P., owned by the Company and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain property assets (retail and office/venture tech portfolio) located in The Woodlands. The sale of the retail portfolio, including the Company's four Retail Properties located in The Woodlands, closed on January 5, 2000, and generated approximately $49,800 of net proceeds, of which the Company's portion was approximately $37,300. The Woodlands Retail Properties were sold at a net gain of approximately $9,000, of which the Company's portion was approximately $6,900. The proceeds to the Company were used primarily to pay down variable-rate debt.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

         You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in Item 1. Financial Statements of this document and the more detailed information contained in the Company's Form 10-K for the year ended December 31, 1999. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Capitalized terms used but not otherwise defined in this section have the meanings given to them in the notes to the financial statements in Item 1. Financial Statements.

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by terms such as "believe," "expect" and "may".

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

         The following sections include information for each of the Company's investment segments for the three months ended March 31, 2000.

OFFICE AND RETAIL SEGMENT

         The following tables show the same-store net operating income growth for the approximately 28.3 million square feet of Office Property space owned as of March 31, 2000, excluding approximately 1.5 million square feet of Office Property space at Bank One Center, in which the Company owns a 50% non-controlling interest.



                                 FOR THE THREE MONTHS   PERCENTAGE/
                                    ENDED MARCH 31,        POINT
                                 --------------------    INCREASE
                                   2000         1999     (DECREASE)
                                 -------      -------    -----------
   (IN MILLIONS)
Same-store Revenues              $ 142.5      $ 138.6       2.8%
Same-store Expenses                (61.1)       (59.2)      3.2%
                                 -------      -------
Net Operating Income             $  81.4      $  79.4       2.5%
                                 =======      =======

Weighted Average Occupancy          90.9%(1)     93.0%     (2.1)pt

------------------------
(1) The decline in weighted average occupancy is due to three significant lease expirations; two at year-end 1999 and one in the first quarter of 2000. To date, approximately 61% of the expiring space has been re-leased, with commencement dates over the next two quarters.

         The following table shows renewed or re-leased leasing activity and the percentage increase of leasing rates for signed leases compared to expiring leasing rates at the Company's Office Properties owned as of March 31, 2000.



                                       FOR THE THREE MONTHS ENDED MARCH 31, 2000
                              -------------------------------------------------------------
                                    SIGNED                EXPIRING            PERCENTAGE
                                    LEASES                 LEASES              INCREASE
                              --------------------   --------------------    --------------
Renewed or re-leased(1)         819,000 sq. ft.              N/A                  N/A
Weighted average full-
     service rental rate(2)     $24.51 per sq. ft.     $21.36 per sq. ft.          15%
FFO annual net effective
     rental rate(3)             $15.25 per sq. ft.     $12.09 per sq. ft.          26%

---------------------

(1) All of which have commenced or will commence during the next twelve months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and expense recoveries.

(3) Calculated as weighted average full-service rental rate minus operating expenses.

HOTEL/RESORT SEGMENT

         The following table shows weighted average occupancy, average daily rate and revenue per available room/guest for the Hotel Properties for the three months ended March 31, 2000 and 1999.

                                                  FOR THE THREE MONTHS    PERCENTAGE/
                                                     ENDED MARCH 31,        POINT
                                                -----------------------    INCREASE
                                                   2000         1999      (DECREASE)
                                                ----------   ----------   ----------
Upscale Business Class Hotels:
Weighted average occupancy                              74%          74%         0pt
Average daily rate                              $      131   $      129          2%
Revenue per available room                      $       97   $       95          2%

Luxury Spa Resorts:
Weighted average occupancy                              76%          79%        (3)pt(1)
Average daily rate                              $      361   $      313         15%
Revenue per available room                      $      275   $      248         11%

Destination Fitness Resorts and Spas:
Weighted average occupancy (2)                          91%          91%         0pt
Average daily rate (3)                          $      589   $      544          8%
Revenue per available guest (4)                 $      525   $      483          9%
                                                ----------   ----------   --------

Total Hotel Properties:
Weighted average occupancy                              77%          77%         0pt
Average daily rate                              $      250   $      234          7%
Revenue per available room/guest                $      192   $      180          7%

-----------------

(1) This decline in occupancy is primarily due to inclement weather conditions in northern California in the first quarter of 2000.

(2) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights, which is the maximum number of guests that the resort can accommodate per night, for the period.

(3) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.

(4) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

         The following table shows proforma Hotel Property same-store rental income for the three months ended March 31, 2000 and 1999, including weighted average base rent with scheduled rent increases that would be taken into account under GAAP, and percentage rent, for the nine Hotel Properties owned as of January 1, 1999. Management believes that the proforma rental income, which excludes the effect of the change in accounting for contingent rental revenues that was adopted January 1, 2000, are the best measure of same-store rental income growth for both periods.

                                            FOR THE THREE MONTHS
                                               ENDED MARCH 31,
                                            ---------------------  PERCENTAGE
                                              2000         1999     INCREASE
                                            ---------   ---------   ---------
          (IN THOUSANDS)
Upscale Business Class Hotels               $   6,685   $   6,661         0%
Luxury Spa Resorts                              6,644       5,471        21(1)
Destination Fitness Resorts and Spas            3,518       3,271         8
                                            ---------   ---------    ------
All Hotel Properties                        $  16,847   $  15,403         9%
                                            =========   =========    ======

------------------------

(1) Of the 21% same-store rental income growth, approximately 13 percentage points are due to the $21.0 million expansion project at Sonoma Mission Inn and Spa.

RESIDENTIAL DEVELOPMENT SEGMENT

         The Company owns economic interests in five Residential Development Corporations through the residential development property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, own interests in 18 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties. Management plans to maintain the Residential Development segment at its current investment level and reinvest returned capital into residential development projects that it expects to achieve comparable rates of return.

The Woodlands Land Development, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:


                                            FOR THE THREE MONTHS
                                               ENDED MARCH 31,
                                      --------------------------------
                                        2000                  1999
                                      ----------            ----------
Residential lot sales                        563                   511
Average sales price per lot           $   46,195            $   49,393
Commercial land sales                         21 acres               8 acres
Average sales price per acre          $  312,761            $  377,665

    o Residential lot sales increased by 52 lots or 10.2%, for the three months ended March 31, 2000 compared to the same period in 1999.

    o The Woodlands estimates that additional sales of approximately 1,500 residential lots and 60 acres of commercial land will close during the remainder of 2000.

    o Future buildout of The Woodlands is estimated at approximately 14,000 residential lots and approximately 1,900 acres of commercial land, of which approximately 1,000 residential lots and 1,400 acres are currently in inventory.

Desert Mountain Properties Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:


                                      FOR THE THREE MONTHS
                                         ENDED MARCH 31,
                                      -------------------
                                        2000       1999
                                      --------   --------
Residential lot sales                       44         36
Average sales price per lot(1)        $533,000   $435,000

-----------------------

(1)   Including equity golf memberships.

    o The average sales price per lot increased by $98,000 or 23%, as a reflection of a higher price product mix sold for the three months ended March 31, 2000 compared to the same period in 1999

    o Future buildout of Desert Mountain is estimated at approximately 650 residential lots, of which approximately 140 are currently in inventory.

Crescent Development Management Corporation ("CDMC"), Beaver Creek, Colorado:


                                     FOR THE THREE MONTHS
                                        ENDED MARCH 31,
                                     --------------------
                                       2000       1999
                                      -----      -----
Active projects                          13          7
Residential lot sales                     1          6
Townhome sales                            2         11
Single-family home sales                  5          2
Equivalent timeshare unit sales          --          4
Condominium sales                         1         --
Total Revenue (in millions)           $30.1      $25.9

    o CDMC experienced 16% growth in total revenue for the first quarter of 2000 compared to the first quarter of 1999.

    o In April 1999, a partnership in which CDMC has a 64% economic interest completed the purchase of Riverfront Park (previously known as "The Commons"), a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado for approximately $25.0 million. The development of Riverfront Park is expected to begin in the summer of 2000. The first phase will consist of one condominium project and two loft projects with prices ranging from $0.2 million to $2.5 million. Park Place, one of the first residential projects in this first phase, consisting of 71 lofts, commenced pre-selling in January 2000. As of May 10, 2000, contracts had been signed on 85% of the 71 lofts. In the first quarter of 2000, the partnership has entered into contracts relating to the sale of 8.3 acres of Riverfront Park, which are expected to close by the end of the fourth quarter of 2000. The acreage is in close proximity to several major entertainment and recreational facilities including Coors Field (home to the Major League Baseball's Colorado Rockies), Elitch Gardens (an amusement park), the new Pepsi Center (home to the National Hockey League's Colorado Avalanche and the National Basketball Association's Denver Nuggets) and the new downtown Commons Park. An adjacent 28 acres is expected to be commercially developed by another company, thus providing a major mixed-use community adjacent to the lower downtown area of Denver.

    o Main Street Station, a premier slope-side residential development in Breckenridge, Colorado, is expected to begin development in the late spring of this year. Contracts on all of the 82 condominiums were signed within the first six hours of pre-selling. Prices range from $0.2 million to $2.5 million.

    o CDMC estimates the following sales for the year 2000 from its 13 active projects: approximately 380 residential lots, 15 townhomes, five single-family homes, and 40 condominiums.

    o As of March 31, 2000, contracts relating to 80% of the sales anticipated during the full year 2000 had been executed.

Mira Vista Development Corp. ("Mira Vista"), Fort Worth, Texas:


                                      FOR THE THREE MONTHS
                                         ENDED MARCH 31,
                                      --------------------
                                        2000        1999
                                      --------    --------
Residential lot sales                       11           8
Average sales price per lot (1)       $ 88,182    $131,875

-----------------------

(1) Decrease in average sales price per lot between years is due to a change in product mix.

Houston Area Development Corp. ("Houston Area Development"), Houston, Texas:


                                       FOR THE THREE MONTHS
                                          ENDED MARCH 31,
                                      -----------------------
                                         2000         1999
                                      ----------   ----------
Residential lot sales                         55           46
Average sales price per lot           $   29,909   $   27,022

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

     As of March 31, 2000, the Company held an indirect 39.6% interest in the Temperature-Controlled Logistics Partnerships, which own the Temperature-Controlled Logistics Corporations, which directly or indirectly own the Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, which is owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COI, in which the Company has no interest. COI holds an indirect 0.4% interest in the Temperature-Controlled Logistics Partnerships. COI has an option to require the Company to purchase COI's remaining 1% economic interest, representing all of the voting stock, in each of the Crescent Subsidiaries at such time as the purchase would not, in the opinion of counsel to the Company, adversely affect the status of Crescent Equities as a REIT, for an aggregate price, payable by the Company, of approximately $3.4 million.

     AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, entered into triple-net master leases of the Temperature-Controlled Logistics Properties with certain of the Temperature-Controlled Logistics Corporations. Each of the Temperature-Controlled Logistics Properties is subject to one or more of the leases, each of which has an initial term of 15 years, subject to two, five-year renewal options. Under the leases, AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance, and repair of property as well as property capital expenditures in excess of $5.0 million annually. For the three months ended March 31, 2000, rental revenues were approximately $41.6 million of which base rent represented approximately 80%. AmeriCold Logistics has the right to defer a portion of the rent for up to three years beginning on March 12, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. As of March 31, 2000, the Company's share of deferred rent was approximately $2.1 million.

     Management believes that earnings before interest, taxes, depreciation and amortization and rent ("EBITDAR") is a useful financial performance measure for assessing the relative stability of the financial condition of AmeriCold Logistics.

     This table shows EBITDAR and lease payments for AmeriCold Logistics for the three months ended March 31, 2000.


                       FOR THE THREE
                       MONTHS ENDED
                       MARCH 31, 2000
                       --------------
EBITDAR(1)                $   38.5
Lease Payment             $   41.9

------------------

(1) EBITDAR does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.

o During the first quarter of 2000, the Temperature-Controlled Logistics Corporations completed and opened $30.6 million of expansion and new product, representing approximately 16.6 million cubic feet (0.8 million square feet).

o The Temperature-Controlled Logistics Corporations have approximately $50.0 to $75.0 million of expansion and new product temperature-controlled logistics facilities under review for development or acquisition during 2000.

BEHAVIORAL HEALTHCARE SEGMENT

     As of December 31, 1999, all of the Behavioral Healthcare Properties were leased by the Company to CBHS under a master lease. CBHS's business has been negatively affected by many factors, including adverse industry conditions, and on February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. CBHS has stated in its bankruptcy petitions that it intends to sell all of the ongoing businesses of CBHS and its subsidiaries by mid-May of 2000 or develop an appropriate liquidation procedure if the sales have not taken place by that time.

     During the three months ended March 31, 2000, the Company received cash rental payments of approximately $2.1 million from CBHS. See "Liquidity and Capital Resources - CBHS" below for a complete description of the current status of CBHS, the voluntary filing of Chapter 11 bankruptcy petitions by CBHS and its subsidiaries and the Company's investment in the Behavioral Healthcare Properties.

     At March 31, 2000, the Company's investment in the Behavioral Healthcare Properties represented approximately 5% of its total assets and approximately 1% of consolidated rental revenues for the three months ended March 31, 2000.

                              RESULTS OF OPERATIONS

     The following table shows the Company's financial data as a percentage of total revenues for the three month periods ended March 31, 2000 and 1999 and the variance in dollars between the three month periods ended March 31, 2000 and 1999. See Note 6. Segment Reporting included in Item 1. Financial Statements for financial information about investment segments.



                                                        FINANCIAL DATA AS A PERCENTAGE     TOTAL VARIANCE IN
                                                          OF TOTAL REVENUES FOR THE         DOLLARS BETWEEN
                                                         THREE MONTHS ENDED MARCH 31,       THE THREE MONTHS
                                                     -----------------------------------     ENDED MARCH 31,
                                                           2000                1999           2000 AND 1999
                                                     ---------------     ---------------   -----------------
REVENUES
  Office and retail properties                                  84.8%               80.8%    $          (0.9)
  Hotel properties                                              10.0                 8.3                 2.1
  Behavioral healthcare properties                               1.2                 7.4               (11.7)
  Interest and other income                                      4.0                 3.5                 0.6
                                                     ---------------     ---------------     ---------------
   Total Revenues                                              100.0               100.0                (9.9)
                                                     ---------------     ---------------     ---------------

EXPENSES
  Operating expenses                                            37.1                34.7                 0.7
  Corporate general and administrative                           3.0                 2.2                 1.2
  Interest expense                                              29.7                22.9                 9.8
  Amortization of deferred financing costs                       1.3                 1.7                (0.8)
  Depreciation and amortization                                 17.6                18.1                (2.7)
  Settlement of merger dispute                                    --                 8.0               (15.0)
                                                     ---------------     ---------------     ---------------
   TOTAL EXPENSES                                               88.7                87.6                (6.8)
                                                     ---------------     ---------------     ---------------
OPERATING INCOME                                                11.3                12.4                (3.1)

OTHER INCOME
  Equity in net income of unconsolidated
   companies:
   Office and retail properties                                  1.5                 1.1                 0.7
   Temperature-controlled logistics properties                   2.3                 3.1                (1.7)
   Residential development properties                            6.0                 4.6                 1.9
   Other                                                         1.3                 0.2                 2.0
                                                     ---------------     ---------------     ---------------
   TOTAL EQUITY IN NET INCOME FROM
     UNCONSOLIDATED COMPANIES:                                  11.1                 9.0                 2.9
  Gain on property sales, net                                   12.9                  --                22.6
                                                     ---------------     ---------------     ---------------
   Total Other Income                                           24.0                 9.0                25.5
                                                     ---------------     ---------------     ---------------

INCOME BEFORE MINORITY INTERESTS
  AND EXTRAORDINARY ITEM                                        35.3                21.4                22.4

  Minority interests                                            (4.0)               (2.0)               (3.4)
                                                     ---------------     ---------------     ---------------

INCOME BEFORE EXTRAORDINARY ITEM                                31.3                19.4                19.0

  Extraordinary item                                            (2.2)                 --                (3.9)
                                                     ---------------     ---------------     ---------------

NET INCOME                                                      29.1                19.4                15.1

  Preferred share dividends                                     (1.9)               (1.8)                 --
  Share repurchase agreement return                             (1.2)                 --                (2.1)
  Forward share purchase
       agreement return                                           --                (1.2)                2.2
                                                     ---------------     ---------------     ---------------

NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                                           26.0%               16.4%    $          15.2
                                                     ===============     ===============     ===============

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999

REVENUES

     Total revenues decreased $9.9 million, or 5.3%, to $175.8 million for the three months ended March 31, 2000, as compared to $185.7 million for the three months ended March 31, 1999.

     The decrease in Office and Retail Property revenues of $0.9 million for the three months ended March 31, 2000, or 0.6%, compared to the three months ended March 31, 1999, is attributable to:

         o a decrease in incremental revenue of $4.5 million due to the sale of the Office and Retail Properties in the first quarter of 2000; offset by

         o increased revenues of $3.6 million primarily as a result of increased weighted average full-service rental rates.

     The increase in Hotel Property revenues of $2.1 million for the three months ended March 31, 2000, or 13.6%, compared to the three months ended March 31, 1999, is primarily attributable to:

         o increased revenues of $0.8 million primarily due to an increase in base rents resulting from lease amendments entered into in connection with amounts paid by the Company for capital improvements at Sonoma Mission Inn & Spa; and

         o the reclassification of the Renaissance Houston Hotel from the Office Property segment to the Hotel Property segment as a result of the restructuring of its lease on July 1, 1999, which resulted in $1.3 million of incremental revenues under the new lease.

     The decrease in Behavioral Healthcare Property revenue of $11.7 million for the three months ended March 31, 2000, or 84.8%, is attributable to the reflection of rent from CBHS on a cash basis beginning in the third quarter of 1999, and CBHS's failure to perform in accordance with its operating budget and subsequent filing of voluntary bankruptcy petitions by CBHS and its subsidiaries on February 16, 2000, which have resulted in a reduction of rent received to $2.1 million for the three months ended March 31, 2000.

EXPENSES

     Total expenses decreased $6.8 million, or 4.2%, to $155.9 million for the three months ended March 31, 2000, as compared to $162.7 million for the three months ended March 31, 1999.

     The increase in rental property operating expenses of $0.7 million for the three months ended March 31, 2000, or 1.1%, compared to the three months ended March 31, 1999, is attributable to:

         o a net increase in expenses of $1.9 million as a result of increased real estate taxes of $2.3 million, offset by a decrease in real estate taxes of $0.4 million due to Office Property dispositions; offset by

         o a decrease in expenses of $1.2 million due to the sale of the Office and Retail Properties.

     The increase in interest expense of $9.8 million for the three months ended March 31, 2000, or 23.1%, compared to the three months ended March 31, 1999, is primarily attributable to:

         o $10.7 million of incremental interest payable due to draws under the UBS Facility;

         o $5.0 million of incremental interest payable due under the BankBoston Term Note II which was obtained on September 14, 1999;

         o $1.0 million of incremental interest payable due to the refinancing of the Houston Center Office Property complex in September 1999; and

         o $3.2 million of incremental interest payable due to the refinancing of the Greenway Plaza Office Property complex in June 1999.

    The increase in interest expense is partially offset by:

         o a decrease of $9.9 million of interest payable due to the repayment and retiring of the BankBoston Credit Facility and the BankBoston Term Note I on February 4, 2000.

    The decrease in amortization of deferred financing costs of $0.8 million for the three months ended March 31, 2000, or 25.8%, compared to the three months ended March 31, 1999, is primarily attributable to the write-off of approximately $3.9 million in unamortized financing costs associated with the BankBoston Credit Facility and BankBoston Term Note II as a result of the repayment and retiring of these loans on February 4, 2000.

    The decrease in depreciation and amortization expense of $2.7 million, or 8.0%, compared to the three months ended March 31, 1999, is primarily attributable to the fact that no depreciation was recognized during the first quarter of 2000 on the Office Properties and Behavioral Healthcare Properties held for disposition.

    An additional decrease in expenses of $15.0 million is attributable to a decrease in non-recurring costs incurred during the three months ended March 31, 1999 in connection with the settlement of litigation relating to the merger agreement entered into January 1998 between the Company and Station Casinos, Inc.

OTHER INCOME

    Other income increased $25.5 million, or 153.6% to $42.2 million for the three months ended March 31, 2000, as compared to $16.6 million for the three months ended March 31, 1999. The components of the increase in other income are discussed below.

    The increase in equity in net income of unconsolidated companies of $2.9 million for the three months ended March 31, 2000, or 17.5%, compared to the three months ended March 31, 1999, is attributable to:

         o an increase in equity in net income of the unconsolidated Office and Retail Properties of $0.7 million, or 35.0% compared to the three months ended March 31, 1999, attributable to increased revenues at The Woodlands Commercial Properties Company L.P., due to the sale of its retail portfolio, including the Company's four Retail Properties located in The Woodlands, during the three months ended March 31, 2000;

         o an increase in equity in net income of the Residential Development Corporations of $1.9 million for the three months ended March 31, 2000, or 22.1%, compared to the three months ended March 31, 1999, primarily as a result of (i) the increase in average sales price per lot at Desert Mountain, which, due to constant lot absorption between years, resulted in $1.2 million of incremental equity in net income to the Company; (ii) an increase in residential lot sales at The Woodlands by 52 lots, which resulted in $0.8 million of incremental equity in net income to the Company; and (iii) the increased in lot sales and average price per lot sold at Houston Area Development, which resulted in $0.4 million of incremental equity in net income to the Company; partially offset by (iv) a decrease in sales activity at CDMC, which resulted in a decrease of $0.4 million of incremental equity in net income to the Company; and
            (v) a decrease in average sales price per lot at Mira Vista, which resulted in a decrease of $0.1 million in equity in net income to the Company; and

         o an increase in equity in net income of the other unconsolidated companies of $2.0 million for the three months ended March 31, 2000, or 666.7%, compared to the three months ended March 31, 1999, primarily as a result of the dividend income attributable to the 7.5% per annum cash flow preference of the Company's $85.0 million preferred member interest in Metropolitan Partners, LLC, which the Company purchased in May 1999.

    The increase in equity in net income of unconsolidated companies is partially offset by a decrease in equity in net income of the Temperature-Controlled Logistics Partnerships of $1.7 million for the three months ended March 31, 2000, or 29.8%, compared to the three months ended March 31, 1999, resulting primarily from:

         o the one-time tax benefit of approximately $2.9 million in the three months ended March 31, 1999, which resulted from the election of REIT status by one of the Temperature-Controlled Logistics Corporations in 1999; offset by

         o the change in ownership structure which created a $1.2 million increase in equity in net income from the Temperature-Controlled Logistics Partnerships for the three months ended March 31, 2000. Prior to March 12, 1999, the Temperature-Controlled Logistics Corporations reflected its equity in the operations of the Temperature-Controlled Logistics Properties. Subsequent to March 12, 1999, the Temperature-Controlled Logistics Corporations reflect equity in the rent it receives from AmeriCold Logistics, the lessee and owner of business operations.

    The increase in net gain on property sales of $22.6 million represents a gain recognized on property sales during the three months ended March 31, 2000, reduced by an impairment loss of $5.0 million recognized during the three months ended March 31, 2000 on one Office Property sold subsequent to March 31, 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $137.0 million and $76.6 million at March 31, 2000 and December 31, 1999, respectively. This 78.9% increase is attributable to $21.9 million and $178.0 million provided by operating and investing activities, respectively, partially offset by $135.8 million of cash used in financing activities.

OPERATING ACTIVITIES

    The Company's cash provided by operating activities of $21.9 million is primarily attributable to:

         o    $80.2 million from Property operations;

         o $21.5 million from a decrease in restricted cash and cash equivalents, primarily as a result of a decrease in property tax escrow deposits due to the payment of property taxes in January 2000; and

         o    $7.0 million from minority interests.

    The cash provided by operating activities is partially offset by:

         o $54.2 million from an decrease in accounts payable, accrued liabilities and other liabilities primarily due to the payment of property taxes during the three months ended March 31, 2000;

         o $22.6 million attributable to a net gain on the sale of Office, Retail and Behavioral Healthcare Properties;

         o $8.5 million representing equity in earnings in excess of distributions received from unconsolidated Companies; and

         o $1.5 million from an increase in other assets, primarily attributable to an increase in prepaid assets.

INVESTING ACTIVITIES

    The Company's cash provided by investing activities of $178.0 million is primarily attributable to:

         o $215.5 million of net sales proceeds attributable to the disposition of Office, Retail and Behavioral Healthcare Properties; and

         o $11.7 million attributable to a decrease in restricted cash and cash equivalents primarily due to a decrease in capital reserves at certain Office Properties.

    The Company's cash provided by investing activities is partially offset by:

         o $16.6 million for recurring and non-recurring tenant improvement and leasing costs for the Office and Retail Properties;

         o $15.1 million for the acquisition of land held for development in Houston;

         o $8.5 million for the development of investment properties, including expansions and renovations at the Hotel Properties;

         o $3.3 million for capital expenditures on rental properties, primarily attributable to non-recoverable building improvements for the Office and Retail Properties and replacement of furniture, fixtures and equipment for the Hotel Properties;

         o $5.0 million of additional investment in the Residential Development Corporations; and

         o $1.2 million of additional investment in unconsolidated companies.

FINANCING ACTIVITIES

    The Company's use of cash for financing activities of $135.8 million is primarily attributable to:

         o    payments under the BankBoston Credit Facility of $510.0 million;

         o payments of $364.8 million of long-term debt, primarily attributable to payments of (i) $320.0 million on the BankBoston Term Note II, and (ii) $43.6 million for the retirement of the Metropolitan Life II Note;

         o distributions paid to common shareholders and unitholders of $74.5 million;

         o debt financing costs of $17.7 million primarily related to capitalized financing costs in connection with the UBS Facility;

         o posting of cash collateral in connection with the Share Repurchase Agreement of $8.7 million;

         o    distributions paid to preferred shareholders of $3.4 million; and

         o    share repurchases of $2.8 million.

     The use of cash for financing activities is partially offset by:


         o    net proceeds under the UBS Facility of $755.0 million; and

         o net capital proceeds from a joint venture partner of $91.2 million.

PROPERTY DISPOSITIONS

Office & Retail Segment

     During the three months ended March 31, 2000, the Company completed the sale of six wholly owned Office Properties and was actively marketing four additional Office Properties for sale as of March 31, 2000. The six Office Properties sold were previously classified as held for disposition. The sales of the six Office Properties generated approximately $146.6 million of net proceeds. The proceeds were used primarily to pay down variable-rate debt. The Company recognized a net gain of approximately $13.2 million in the first quarter of 2000, related to the sales of five of the Office Properties that were sold during the three months ended March 31, 2000, and, during the year ended December 31, 1999, recognized an impairment loss of $16.8 million on the remaining Office Property. For the three months ended March 31, 2000, the Company recognized an impairment loss of approximately $5.0 million on one Office Property classified as held for disposition, which was sold subsequent to March 31, 2000. The impairment loss represented the difference between the carrying value of the Office Property and the sales price less costs of the sale. Subsequent to March 31, 2000, the Company had completed the sale of two of the four Office Properties held for disposition at March 31, 2000. The sales of these Office Properties generated approximately $34.8 million of net proceeds, which were used primarily to pay down variable-rate debt. The Company has also entered into contracts relating to the sale of the remaining two Office Properties. The sales of these Properties are expected to close by the end of the second quarter of 2000.

Behavioral Healthcare Segment

     During the three months ended March 31, 2000, the Company completed the sale of 11 of the 51 Non-Core Properties classified as held for disposition. The sales generated approximately $38.3 million in net proceeds and a net gain of approximately $9.6 million. As of March 31, 2000, 40 Non-Core Properties were classified as held for disposition. Subsequent to March 31, 2000, the Company completed the sales of two additional Non-Core Properties held for disposition. The sales generated approximately $2.8 million in net proceeds and a net gain of approximately $0.5 million. The net proceeds from the sale of all 13 Non-Core Properties sold subsequent to December 31, 1999 were primarily used to pay down variable-rate debt. The Company has also entered into contracts or letters of intent to sell an additional 11 Non-Core Properties. See "CBHS" below.

Other

     The Woodlands Commercial Properties Company, L.P., owned by the Company and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain property assets (retail and office/venture tech portfolio) located in The Woodlands. The sale of the retail portfolio, including the Company's four Retail Properties located in The Woodlands, closed on January 5, 2000, and generated approximately $49.8 million of net proceeds, of which the Company's portion was approximately $37.3 million. The Woodlands Retail Properties were sold at a net gain of approximately $9.0 million, of which the Company's portion was approximately $6.9 million. The proceeds to the Company were used primarily to pay down variable-rate debt.

CBHS

     As of December 31, 1999, all of the Behavioral Healthcare Properties were leased by the Company to CBHS under a master lease. CBHS's business has been negatively affected by many factors, including adverse industry conditions, and on February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. CBHS has stated in its bankruptcy petitions that it intends to sell all of the ongoing businesses of CBHS and its subsidiaries by mid-May of 2000 or develop an appropriate liquidation procedure if the sales have not taken place by that time.

     Effective February 29, 2000, the Non-Core Properties were terminated from the master lease, although the aggregate rent due under the master lease was not reduced as a result, except as described below with respect to sales of Non-Core Properties. The Core Properties remain subject to the master lease. The Company agreed with CBHS that, upon each sale by the Company of Non-Core Properties, the monthly minimum rent due from CBHS under the master lease would be reduced by a specified percentage of the net proceeds of such sale. Payment and treatment of rent for the Behavioral Healthcare Properties is subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding.

     As of March 31, 2000, the Behavioral Healthcare Segment consisted of 77 Behavioral Healthcare Properties in 24 states, 37 of which are designated as Core Properties and were leased to CBHS and its subsidiaries under a triple-net master lease, and 40 of which are designated as Non-Core Properties. Subsequent to March 31, 2000, the Company sold two of the Non-Core Properties. The Company has also entered into contracts or letters of intent to sell 11 additional Non-Core Properties. The remaining 27 Non-Core Properties, which are the Properties at which CBHS has ceased operations or is planning to cease operations, are being actively marketed for sale.

     An auction for the core operating assets of CBHS was held on May 10, 2000, as part of the bankruptcy proceedings relating to CBHS. The results of the auction are preliminary pending court approval.

SHELF REGISTRATION STATEMENT

     On October 29, 1997, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the SEC relating to the future offering of up to an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets when considered appropriate. As of March 31, 2000, approximately $782.7 million was available under the Shelf Registration Statement for the issuance of securities.

SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY

     During the first quarter of 2000, the Company formed Funding IX and contributed six Office Properties and one Hotel Property to Funding IX. The Company owns 100% of the voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

     As of March 31, 2000, the Company had sold $100.0 million of non-voting, redeemable preferred Class A Units in Funding IX to GMACCM. The Class A Units receive a preferred variable rate dividend based on 30-day LIBOR plus 450 basis points, or approximately 10.6% per annum as of March 31, 2000, and are redeemable at the option of the Company at the original purchase price. Subsequent to March 31, 2000, the Company sold an additional $10.0 million of Class A Units in Funding IX to GMACCM.

     As of May 10, 2000, the net proceeds of $108.1 million from the sale of the Class A Units were used to repurchase 6,089,604 of the Company's outstanding common shares. See "Share Repurchase Program" below. The Company also will use the net proceeds from any future sales of Class A Units to GMACCM to repurchase common shares. The repurchased common shares are consolidated as treasury shares in accordance with GAAP. However, these shares will be held in a wholly owned subsidiary of the Company until the Class A Units are redeemed. Distributions will continue to be paid on the repurchased common shares and will be used to pay dividends on the Class A Units.

     The Company expects to contribute an additional Office Property and an additional Hotel Property to Funding IX during the second quarter of 2000. Following the contribution of these Properties and the satisfaction of other conditions relating to the Properties, the Company will have the right to sell to GMACCM an aggregate of $275.0 million of Class A Units.

     The Company is actively marketing the Office Properties held by Funding IX for joint venture and will use the proceeds from any joint venture or sale of a Property held by Funding IX, to redeem the preferred Class A Units.

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

     During the three months ended March 31, 2000, the Company repurchased 161,000 common shares in the open market at an average price of $17.53 per common share for an aggregate of approximately $2.8 million. Subsequent to March 31, 2000, the Company repurchased 1,926,500 common shares in the open market at an average price of $18.16 per common share for an aggregate of $35.0 million. In addition, subsequent to March 31, 2000, the Company repurchased 4,002,104 common shares at an average price of $17.49 per common share for an aggregate of approximately $70.0 million, substantially settling the "Share Repurchase Agreement" with UBS. See "Share Repurchase Agreement" below for a description of the agreement.

     The purchase of the 6,089,604 common shares was financed with the proceeds of the sale of Class A Units in Funding IX. See "Sale of Preferred Equity Interests in Subsidiary" above.

SHARE REPURCHASE AGREEMENT

     On November 19, 1999, the Company entered into an agreement with UBS to repurchase a portion of its common shares from UBS. As of December 31, 1999, the Company was obligated to repurchase 4,789,580 common shares, or approximately $84,100 of the Company's common shares. The agreement was amended on January 4, 2000, increasing the number of common shares the Company was obligated to repurchase from UBS by January 4, 2001 to approximately 5,800,000 common shares, or approximately $102,000 of the Company's common shares (as amended, the "Share Repurchase Agreement"). The price the Company is obligated to pay for the common shares (the "Settlement Price") is calculated based on the average cost of the common shares purchased by UBS in connection with the Share Repurchase Agreement plus a return to UBS of 30-day LIBOR plus 250 basis points, minus an adjustment for the Company's distributions during the term of the Share Repurchase Agreement. The guaranteed rate of return to UBS under the agreement is equal to 30-day LIBOR plus 250 basis points.

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

     If the common share price on the NYSE falls below the Settlement Price calculated approximately every two weeks, the Company is required to remit cash collateral to UBS equal to the product of the number of common shares purchased by UBS and 115% of the difference between the Settlement Price and the closing price of the common shares as reported on the NYSE. If the Company elects to settle the Share Repurchase Agreement in cash, any cash collateral held by UBS will be used to "pay-down" the Settlement Price. If the Company elects to settle the Share Repurchase Agreement in common shares, UBS will release all claims to any cash collateral they hold at that time. On February 18, 2000, the Company posted cash collateral of $8.7 million to UBS, as a result of a decline in the common share price. As of March 31, 2000, no cash collateral was due to UBS.

     According to the terms of the Share Repurchase Agreement, had the agreement been settled, and the average cost of common shares to UBS on March 31, 2000 of approximately $17.45 been used, the Company would have had to repurchase the 5,800,000 common shares from UBS for approximately $101.4 million. In that event, the Company's liquidity would have decreased and the Company's net income
- diluted per common share would have been approximately $0.45 for the quarter ended March 31, 2000 and the net book value per common share outstanding at March 31, 2000 would have been approximately $14.99.

     Subsequent to March 31, 2000, the Company purchased 4,002,104 common shares from UBS, at an average cost of $17.49 per common share, substantially settling the Share Repurchase Agreement. In connection with this purchase, UBS returned approximately $6.0 million of the cash collateral posted to the Company. The purchase was funded through the sale of Class A Units in Funding IX. See "Sale of Preferred Equity Interests in Subsidiary" above.

METROPOLITAN

     The Company's $85.0 million preferred member interest in Metropolitan Partners, LLC ("Metropolitan") at March 31, 2000 would equate to an approximately 20% equity interest. The investment has a cash flow preference of 7.5% until May 19, 2001 and may be redeemed by Metropolitan on or before May 19, 2001 for $85.0 million, plus an amount sufficient to provide a 9.5% internal rate of return to the Company. If Metropolitan does not redeem the preferred interest by May 19, 2001, the Company may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson at a conversion price of $24.61.

UBS FACILITY

     On February 4, 2000, the Company repaid and retired the BankBoston Credit Facility and the BankBoston Term Note I primarily with the proceeds of the UBS Facility. The UBS Facility is an $850.0 million secured, variable-rate facility fully underwritten by UBS and currently funded by UBS and Fleet. The UBS Facility consists of three tranches: the UBS Line of Credit, a three-year $300.0 million revolving line of credit, the UBS Term Loan I, a $275.0 million three-year term loan and the UBS Term Loan II, a $275.0 million four-year term loan. Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at March 31, 2000 were approximately $240.5 million, $257.2 million and $257.2 million, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. As of March 31, 2000, the interest rate on the UBS Line of Credit and UBS Term Loan I was 8.63% and the interest rate on the UBS Term Loan II was 8.88%. In order to mitigate its exposure to variable rate debt, the Company entered into two cash flow hedge agreements related to a portion of the UBS Facility, as more fully described in "Interest Rate Hedging Transactions" below. As of March 31, 2000, the UBS Facility was secured by 40 Office Properties and four Hotel Properties. Subsequent to March 31, 2000, the Company sold two Office Properties securing the UBS Facility. The net proceeds of the sale of these Properties were used to repay amounts outstanding under the UBS Facility. The UBS Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on allocated property values and debt service coverage ratios, and, with respect solely to the Funding VIII, limitations on additional secured and total indebtedness, distributions, additional investments and the incurrence of additional liens. The Company was in compliance with all covenants related to the UBS Facility for the March 31, 2000 reporting period.

INTEREST RATE HEDGING TRANSACTIONS

     The Company does not use derivative financial instruments for trading purposes, but utilizes them to manage exposure to variable rate debt. The Company accounts for its derivative instruments under SFAS 133, which was adopted in the third quarter of 1999.

     On September 1, 1999, the Company entered into a four-year cash flow hedge agreement with Salomon, relating to the BankBoston Term Note II, for a notional amount of $200.0 million. As a result of the cash flow hedge agreement, the interest rate on the underlying note, which was originally issued at a floating interest rate of 30-day LIBOR plus 325 basis points was effectively converted to a fixed weighted average interest rate of 9.43% through maturity. Effective February 1, 2000, the Company renegotiated certain terms and covenants under the BankBoston Term Note II. At such time, the interest rate on the underlying note increased to 30-day LIBOR plus 400 basis points, and consequently, the effective fixed weighted average interest rate increased to 10.18% through maturity. During the three months ended March 31, 2000, the cash flow hedge agreement with Salomon resulted in approximately $0.05 million of additional interest expense.

     Effective February 4, 2000, the Company entered into a three-year cash flow hedge agreement with Fleet, relating to a portion of the UBS Term Loan I and the UBS Line of Credit, for a notional amount of $200.0 million. As a result, the interest rate on $200.0 million of the amount due under the UBS Term Loan I and the UBS Line of Credit, which were originally issued at a floating interest rate of LIBOR plus 250 basis points, was effectively converted to a fixed weighted average interest rate of 9.61% through maturity. During the three months ended March 31, 2000, the cash flow hedge agreement with Fleet resulted in approximately $0.4 million of additional interest expense.

     Effective April 18, 2000, the Company entered into a four-year cash flow hedge agreement with Fleet, for a notional amount of $100.0 million, relating to a portion of the UBS Term Loan II. As a result, the interest rate on $100.0 million of this loan, which was originally issued at a floating interest rate of LIBOR plus 275 basis points, was effectively converted to a fixed weighted average interest rate of 9.51% through maturity. Fleet has an option to terminate the agreement at the end of the third year of the agreement.

ASSET JOINT VENTURES

     The Company has agreements with Chadwick Saylor & Co., Inc. and Warburg Dillon Read pursuant to which they are providing investment advisory services to the Company regarding the Company's joint-venture strategy. The Company intends to hold a minority equity interest in these assets and will continue to lease and manage these Properties. Marketing memorandums for seven Office Properties are currently being reviewed by prospective joint venture partners.

LIQUIDITY REQUIREMENTS

     In the first quarter of 2000, the Company entered into the UBS Facility, which is described above under "UBS Facility". The Company used the proceeds of the UBS Facility to retire the BankBoston Credit Facility and BankBoston Term
Note I, which made up 86% of the Company's maturing debt in 2000 and 2001.

     The Company's Share Repurchase Agreement with UBS, as described in "Share Repurchase Agreement" above, expires on January 4, 2001, at which time the Company is required to settle in cash or common shares. The Company currently intends to fulfill the Share Repurchase Agreement to UBS in cash, by purchasing and retiring the shares with proceeds from Office Property joint ventures and financing arrangements. As of May 10, 2000, the Company had repurchased 4,002,104 common shares from UBS at an average cost of $17.49 per common share. The purchase was funded through the sale of the Class A Units in Funding IX, as described in "Sale of Preferred Equity Interests in Subsidiary" above. This decreased the Company's liquidity and resulted in an increase in the Company's net income per common share and net book value per common share. The Company, however, will continue to evaluate its sources of capital and the potential uses of its capital until the time that settlement is required under the Share Repurchase Agreement or until such earlier time as it determines to settle the remainder of Share Repurchase Agreement.

     The Sonoma Mission Inn & Spa, located north of San Francisco, California, is scheduled to complete its estimated $21.0 million expansion, consisting of 30 additional guest rooms and a 30,000 square foot full-service spa by the end of the second quarter of 2000. The Company has incurred costs of $17.0 million related to the expansion prior to March 31, 2000. In the first quarter of 2000, the 389 guest room Renaissance Houston Hotel, located in the center of Greenway Plaza, has commenced a substantial renovation, including improvements to all guest rooms, the lobby, corridors and exterior and interior systems. The estimated $15.0 million renovation project, of which the Company has incurred costs of $1.7 million prior to March 31, 2000, is scheduled to be completed in the fourth quarter of 2000. Both of these projects will be funded from cash flows provided by operating activities, additional debt financing or a combination thereof.

     The Company expects to meet its other short-term liquidity requirements primarily through cash flow provided by operating activities. The Company believes that cash flow provided by operating activities will be adequate to fund normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring capital expenditures and distributions to shareholders and unitholders, as well as non-recurring capital expenditures, such as tenant improvement and leasing costs related to previously unoccupied space. To the extent that the Company's cash flow from operating activities is not sufficient to finance non-recurring capital expenditures, the Company expects to finance such activities with available cash, property sales, proceeds received from joint venture arrangements or additional debt financing.

         The Company expects to meet its long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. As of March 31, 2000, the Company's long-term liquidity requirements consisted primarily of maturities under the Company's fixed and variable-rate debt.

         Debt and equity financing alternatives currently available to the Company to satisfy its liquidity requirements and commitments for material capital expenditures include:

    o Additional proceeds from the refinancing of existing secured and unsecured debt;

    o Additional debt secured by existing underleveraged properties, investment properties, or by investment property acquisitions or developments;

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

                           DEBT FINANCING ARRANGEMENTS

         The significant terms of the Company's primary debt financing arrangements existing as of March 31, 2000 are shown below (dollars in thousands):



                                                               INTEREST                           BALANCE
                                                                RATE AT                        OUTSTANDING AT
                                               MAXIMUM          MARCH 31,       EXPIRATION        MARCH 31,
        DESCRIPTION                          BORROWINGS           2000             DATE             2000
-------------------------------            --------------    --------------   --------------   --------------
SECURED FIXED RATE DEBT:
   AEGON Note(1)                           $      277,402             7.53%        July 2009   $      277,402
   LaSalle Note I(2)                              239,000             7.83       August 2027          239,000
   JP Morgan Mortgage Note(3)                     200,000             8.31      October 2016          200,000
   LaSalle Note II(4)                             161,000             7.79        March 2028          161,000
   CIGNA Note                                      63,500             7.47     December 2002           63,500
   Metropolitan Life Note V                        39,584             8.49     December 2005           39,584
   Northwestern Life Note                          26,000             7.66      January 2003           26,000
   Metropolitan Life Note I                        11,356             8.88    September 2001           11,356
   Nomura Funding VI Note(5)                        8,459            10.07         July 2020            8,459
   Rigney Promissory Note                             723             8.50     November 2012              723
                                           --------------    -------------                     --------------
    Subtotal/Weighted Average              $    1,027,024             7.87%                    $    1,027,024
                                           --------------    -------------                     --------------

SECURED VARIABLE RATE DEBT(6):
   UBS Line of Credit(7)                   $      300,000             8.63%    February 2003   $      240,526
   UBS Term Loan I(7)                             275,000             8.63     February 2003          257,213
   UBS Term Loan II(7)                            275,000             8.88     February 2004          257,213
   BankBoston Term Note II(8)                     200,000             9.94       August 2003          200,000
   SFT Whole Loans, Inc. Note(9)                   97,123             7.58    September 2001           97,123
                                           --------------    -------------                     --------------
    Subtotal/Weighted Average              $    1,147,123             8.79%                    $    1,052,075
                                           --------------    -------------                     --------------


UNSECURED FIXED RATE DEBT:
   Notes due 2007(10)                      $      250,000             7.50%   September 2007   $      250,000
   Notes due 2002(10)                             150,000             7.00    September 2002          150,000
                                           --------------    -------------                     --------------
    Subtotal/Weighted Average              $      400,000             7.31%                    $      400,000
                                           --------------    -------------                     --------------

    TOTAL/WEIGHTED AVERAGE                 $    2,574,147             8.17%(11)                $    2,479,099
                                           ==============    =============                     ==============

-----------------

(1) The outstanding principal balance of this note at maturity will be approximately $223.0 million.

(2) In August 2007, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220.0 million.

(3) At the end of seven years (October 2006), the loan reprices based on current interest rates at that time. It is the Company's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $179.0 million.

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

(6) For the method of calculation of the interest rate for the Company's variable-rate debt, see Note 8. Notes Payable and Borrowings under the UBS Facility of Item 1. Financial Statements.

(7) The Company entered into the UBS Facility which consists of three tranches, the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II, effective January 31, 2000. The proceeds were primarily used to repay and retire the BankBoston Credit Facility and the BankBoston Term Note I. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. In the first quarter of 2000, the Company entered into two cash flow hedge agreements related to a portion of the UBS Facility, which are intended to mitigate its exposure to variable rate debt as more fully described in "Interest Rate Hedging Transactions" above. As of March 31, 2000, the UBS Facility was secured by 40 Office Properties and four Hotel Properties. Subsequent to March 31, 2000, the Company sold two Office Properties securing the UBS Facility. The net proceeds of the sale of these Properties were used to repay amounts outstanding under the UBS Facility. The UBS Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on allocated property values and debt service coverage ratios, and, with respect solely to Funding VIII, limitations on additional secured and total indebtedness, distributions, additional investments and the incurrence of additional liens. The Company was in compliance with all covenants related to the UBS Facility for the March 31, 2000 reporting period.

(8) This loan is secured by partnership interests in two pools of underleveraged assets. On February 1, 2000, the Company renegotiated certain terms and covenants under this note. As a result, the interest rate on the underlying note increased to 30-day LIBOR plus 400 basis points. The Company entered into a four-year $200 million cash flow hedge agreement effective September 1, 1999 with Salomon in a separate transaction related to the BankBoston Term Note II. Pursuant to this agreement, the Company will pay Salomon on a quarterly basis a 6.183% fixed interest rate, and Salomon will pay the Company a floating 90-day LIBOR rate based on the same quarterly reset dates.

(9)  The SFT Whole Loans, Inc. Note bears interest at 30-day LIBOR plus
     1.75%.

(10) The notes were issued in an offering registered with the SEC.

(11) The overall weighted average interest rate does not include the effect of the Company's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 8.32%.

         Below are the aggregate principal amounts due as of March 31, 2000 under the UBS Facility and other indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.




                     SECURED            UNSECURED              TOTAL
                    ----------          ----------           ----------
      (in thousands)
      2000          $    3,897          $       --           $    3,897
      2001             113,887                  --              113,887
      2002              73,911             150,000              223,911
      2003             738,796                  --              738,796
      2004             274,067                  --              274,067
      Thereafter       874,541             250,000            1,124,541
                    ----------          ----------           ----------
                    $2,079,099          $  400,000           $2,479,099
                    ==========          ==========           ==========


         The Company has approximately $3,897 of secured and unsecured debt that was scheduled to expire during 2000, consisting primarily of monthly principal payments due under the AEGON Note during 2000, which are expected to be funded through cash flows provided by operating activities.

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

         The Company's debt service coverage ratio for the three months ended March 31, 2000 and 1999 was approximately 2.4 and 3.2, respectively. Debt service coverage for a particular period is generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The debt service coverage ratio the Company is required to maintain as stipulated by the Company's $400.0 million unsecured notes and calculated as described above is 1.5. The Company's UBS Facility requires a debt service coverage ratio (which is calculated in a different manner) of 2.0. Under the calculation required by the UBS Facility, the Company's debt service coverage ratio was 2.4 at March 31, 2000.

FUNDS FROM OPERATIONS

         FFO, based on the revised definition adopted by the Board of Governors of the NAREIT, effective January 1, 2000, and as used in this document, means:

          o    Net Income (Loss) - determined in accordance with GAAP;

               o excluding gains (or losses) from sales of depreciable operating property;

               o    excluding extraordinary items (as defined by GAAP);

               o    plus depreciation and amortization of real estate assets;
                    and

               o after adjustments for unconsolidated partnerships and joint ventures.

         NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events, except for those that are defined as "extraordinary items" under GAAP and gains or losses from sales of depreciable operating property. The Company has adopted the revised definition of FFO effective as of January 1, 2000. Under the prior definition of FFO, for the three months ended March 31, 1999, FFO was approximately $92.9 million, which excluded $15.0 million paid in connection with the settlement and release of all claims between the Company and Station arising out of the agreement and plan of merger between the Company and Station. Because this settlement is not considered an "extraordinary item" under GAAP, FFO for the three months ended March 31, 1999 would have been approximately $77.9 million, which included the $15.0 million settlement payment, if the revised definition of FFO had been in effect. The Company considers FFO an appropriate measure of performance of an equity REIT. However, FFO:

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

         The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the three months ended March 31, 2000 and 1999 were $74.5 and $75.7 million, respectively.

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

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND SHARES/UNITS IN THOUSANDS)





                                                              For the Three Months Ended
                                                                       March 31,
                                                              --------------------------
                                                                 2000            1999
                                                              ----------      ----------
Net income                                                    $   51,122      $   36,011
Adjustments:
Depreciation and amortization of real estate assets               29,792          32,877
Gain on property sales, net                                      (22,627)             --
Settlement of merger dispute                                          --          15,000
Extraordinary item - extinguishment of debt                        3,928              --
Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies:
       Office and retail properties                                  (72)          1,758
       Temperature-Controlled Logistics properties                 5,451           2,571
       Residential development properties                          4,579           4,671
       Other
Unitholder minority interest                                       6,382           3,404
Preferred share dividends                                         (3,375)         (3,375)
                                                              ----------      ----------
Funds from operations - old definition(1)(2)                  $   75,180      $   92,917
                                                              ----------      ----------
Adjustments:
Settlement at merger dispute                                          --         (15,000)
                                                              ----------      ----------

Funds from operations - new definition(1)(2)                  $   75,180      $   77,917
                                                              ==========      ==========

Investment Segments:
    Office and Retail Segment                                 $   86,211      $   89,107
    Hospitality Segment                                           17,291          15,198
    Behavioral Healthcare Segment                                  2,079          13,823
    Temperature-Controlled Logistics Properties                    9,487           8,280
    Residential Development Segment                               15,043          13,300
    Corporate general & administrative                            (5,245)         (4,114)
    Interest expense                                             (52,250)        (42,481)
    Preferred share dividends                                     (3,375)         (3,375)
    Other(3)                                                       5,939           3,179
    Settlement of merger dispute                                      --         (15,000)
                                                              ----------      ----------
Funds from operations - new definition(1)(2)                  $   75,180      $   77,917
                                                              ==========      ==========

Basic weighted average shares/units                              135,537         137,700
                                                              ==========      ==========
Diluted weighted average shares/units(4)                         135,994         140,646
                                                              ==========      ==========

----------------------
(1) To calculate basic funds from operations, deduct Unitholder minority interest.

(2) For the periods beginning after January 1, 2000. the Company has adopted the revised definition of FFO adopted by NAREIT effective on January 1, 2000. The revised definition modifies the prior FFO calculation to include certain nonrecurring charges.

(3) Includes interest and other income, net of gains on Behavioral Healthcare Properties and Office Property dispositions, preferred return paid to GMAC less depreciation and amortization of non-real estate assets and amortization of deferred financing costs.

(4) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Company's basic weighted average shares/units to the diluted weighted average shares/units presented above:



                                             Three Months Ended March 31
                                             ----------------------------
(shares/units in thousands)                     2000               1999
                                             ---------          ---------
Basic weighted average shares/units:           135,537            137,700
Add: Share and unit options                        457              2,142
     Forward Share Purchase Agreement               --                804
                                             ---------          ---------
Diluted weighted average shares/units          135,994            140,646
                                             =========          =========


RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)






                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                        2000               1999
                                                                      ---------          ---------
Funds from operations - new definition                                $  75,180          $  77,917
Adjustments:
    Depreciation and amortization of non-real estate assets                 861                556
    Amortization of deferred financing costs                              2,347              3,069
    Minority interest in joint ventures profit and depreciation
       and amortization                                                     899                459
    Adjustment for investments in real estate mortgages
       and equity of unconsolidated companies                            (9,958)            (9,000)
    Change in deferred rent receivable                                   (2,593)            (7,529)
    Change in current assets and liabilities                            (39,796)           (19,445)
    Equity in earnings in excess of distributions received from
       unconsolidated companies                                          (8,455)            (9,019)
    Preferred share dividends                                             3,375              3,375
    Non-cash compensation                                                    20                 20
                                                                      ---------          ---------
Net cash provided by operating activities                             $  21,880          $  40,403
                                                                      =========          =========

                          OFFICE AND RETAIL PROPERTIES

         As of March 31, 2000, the Company owned 83 Office Properties located in 29 metropolitan submarkets in eight states with an aggregate of approximately
29.8 million net rentable square feet. The Company's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of March 31, 2000, the Company's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 71% of its office portfolio based on total net rentable square feet (36% for Dallas/Fort Worth and 35% for Houston).

         In pursuit of management's objective of disposing of non-strategic and non-core assets, the Company sold six Office Properties in the first quarter of 2000 and the Company was actively marketing for sale its wholly owned interests in four additional Office Properties at March 31, 2000. The Office Properties sold were The Amberton, Concourse Office Park, The Meridian, and Walnut Green Office Properties located in Dallas, Texas; the Energy Centre Office Property located in New Orleans, Louisiana; and the Central Park Plaza Office Property located in Omaha, Nebraska. Subsequent to March 31, 2000, the Company had completed the sale of two of the four Office Properties held for disposition at March 31, 2000. The Office Properties sold were One Preston Park located in Dallas, Texas and 1615 Poydras located in New Orleans, Louisiana.

         In addition, the Company has entered into contracts relating to the sale of the two remaining Office Properties held for disposition at March 31, 2000, AT&T Building located in Denver, Colorado and Valley Centre located in Dallas, Texas. The sales of these Properties are expected to close by the end of the second quarter of 2000. The disposition of these Properties remains subject to the negotiation of acceptable terms and other customary conditions. Subsequent to March 31, 2000, the Company has begun actively marketing for sale its wholly owned interests in one additional Office Property, 160 Spear located in San Francisco, California, and has classified this Property as held for disposition.

OFFICE PROPERTIES TABLES

         The following table shows, as of March 31, 2000, certain information about the Company's Office Properties. "CBD," as used in the table below, means central business district.


                                                                                                                 WEIGHTED
                                                                                                                 AVERAGE
                                                                                         NET                   FULL-SERVICE
                                                                                       RENTABLE                 RENTAL RATE
                                         NO. OF                            YEAR          AREA        PERCENT    PER LEASED
       STATE, CITY, PROPERTY            PROPERTIES     SUBMARKET        COMPLETED     (SQ. FT.)      LEASED      SQ. FT.(1)
       ---------------------            ----------     ---------        ---------    -----------     ------     -----------
TEXAS
DALLAS
   Bank One Center(2)                          1   CBD                        1987     1,530,957         75%    $   22.99
   The Crescent Office Towers                  1   Uptown/Turtle Creek        1985     1,204,670         87         31.05
   Fountain Place                              1   CBD                        1986     1,200,266         96         19.43
   Trammell Crow Center(3)                     1   CBD                        1984     1,128,331         76(5)      24.12
   Stemmons Place                              1   Stemmons Freeway           1983       634,381         88         15.90
   Spectrum Center(4)                          1   Far North Dallas           1983       598,250         90         23.05
   Waterside Commons                           1   Las Colinas                1986       458,739        100         20.18
   Caltex House                                1   Las Colinas                1982       445,993         92         29.78
   Reverchon Plaza                             1   Uptown/Turtle Creek        1985       374,165         77         20.35
   The Aberdeen                                1   Far North Dallas           1986       320,629        100         18.77
   MacArthur Center I & II                     1   Las Colinas           1982/1986       294,069         95         22.27
   Stanford Corporate Centre                   1   Far North Dallas           1985       265,507         34(5)      20.31
   12404 Park Central                          1   LBJ Freeway                1987       239,103        100         21.67
   Palisades Central II                        1   Richardson/Plano           1985       237,731         75(5)      18.15
   3333 Lee Parkway                            1   Uptown/Turtle Creek        1983       233,769         92         21.48
   Liberty Plaza I & II                        1   Far North Dallas      1981/1986       218,813        100         15.98
   The Addison                                 1   Far North Dallas           1981       215,016        100         19.50
   Palisades Central I                         1   Richardson/Plano           1980       180,503         87         18.04
   Greenway II                                 1   Richardson/Plano           1985       154,329        100         22.78
   Addison Tower                               1   Far North Dallas           1987       145,886         92         17.55
   Greenway I & IA                             2   Richardson/Plano           1983       146,704        100         23.46
   5050 Quorum                                 1   Far North Dallas           1981       133,594         89         17.87
   Cedar Springs Plaza                         1   Uptown/Turtle Creek        1982       110,923         96         18.54
   Valley Centre                               1   Las Colinas                1985        74,861         90         18.77
   One Preston Park(6)                         1   Far North Dallas           1980        40,525         59         18.54
                                        --------                                     -----------     ------     ---------
    Subtotal/Weighted Average                 26                                      10,587,714         86%    $   22.28
                                        --------                                     -----------     ------     ---------

FORT WORTH
   UPR Plaza                                   1   CBD                        1982       954,895         95%    $   15.57
                                        --------                                     -----------     ------     ---------

HOUSTON
   Greenway Plaza Office Portfolio            10   Richmond-Buffalo      1969-1982     4,286,277         93%    $   17.83
                                                   Speedway
   Houston Center                              3   CBD                   1974-1983     2,764,418         96         17.83
   Post Oak Central                            3   West Loop/Galleria    1974-1981     1,277,516         93         18.44
   The Woodlands Office Properties(7)         12   The Woodlands         1980-1996       811,067         96         16.35
   Four Westlake Park                          1   Katy Freeway               1992       561,065         96(5)      19.42
   Three Westlake Park(8)                      1   Katy Freeway               1983       414,251         62(5)      21.26
   1800 West Loop South                        1   West Loop/Galleria         1982       399,777         68         17.35
                                        --------                                     -----------     ------     ---------
    Subtotal/Weighted Average                 31                                      10,514,371         92%    $   17.95
                                        --------                                     -----------     ------     ---------

AUSTIN
   Frost Bank Plaza                            1   CBD                        1984       433,024         93%    $   23.33
   301 Congress Avenue(8)                      1   CBD                        1986       418,338         98         25.35
   Bank One Tower                              1   CBD                        1974       389,503         97         19.84
   Austin Centre                               1   CBD                        1986       343,665         92         22.61
   The Avallon                                 1   Northwest             1993/1997       232,301        100         23.07
   Barton Oaks Plaza One                       1   Southwest                  1986        99,895        100         21.47
                                        --------                                     -----------     ------     ---------
    Subtotal/Weighted Average                  6                                       1,916,726         96%    $   22.83
                                        --------                                     -----------     ------     ---------

                                                                                                                 WEIGHTED
                                                                                                                 AVERAGE
                                                                                         NET                    FULL-SERVICE
                                                                                       RENTABLE                 RENTAL RATE
                                          NO. OF                          YEAR           AREA        PERCENT    PER LEASED
       STATE, CITY, PROPERTY            PROPERTIES     SUBMARKET        COMPLETED     (SQ. FT.)      LEASED      SQ. FT.(1)
       ---------------------            ----------     ---------        ---------    -----------     ------     -----------
COLORADO
   DENVER
      MCI Tower                                   1   CBD                        1982       550,807         99%     $  18.06
      Ptarmigan Place                             1   Cherry Creek               1984       418,630         97         18.73
      Regency Plaza One                           1   DTC                        1985       309,862         96         23.80
      AT&T Building                               1   CBD                        1982       184,581         89         16.43
      The Citadel                                 1   Cherry Creek               1987       130,652         91         22.58
      55 Madison                                  1   Cherry Creek               1982       137,176         80(5)      19.41
      44 Cook                                     1   Cherry Creek               1984       124,174         97         20.06
                                           --------                                     -----------     ------      --------
       Subtotal/Weighted Average                  7                                       1,855,882         95%     $  19.59
                                           --------                                     -----------     ------      --------

   COLORADO SPRINGS
      Briargate Office and
       Research Center                           1   Colorado Springs           1988       252,857        100%     $  18.72
                                           --------                                     -----------     ------      --------

LOUISIANA
   NEW ORLEANS
      1615 Poydras(6)                             1   CBD                        1984       508,741         83%     $  16.63
                                           --------                                     -----------     ------      --------

FLORIDA
   MIAMI
      Miami Center                                1   CBD                        1983       782,686         79%(5)  $  25.13
      Datran Center                               2   South Dade/Kendall    1986/1988       472,236         91         22.28
                                           --------                                     -----------     ------      --------
       Subtotal/Weighted Average                  3                                       1,254,922         84%     $  23.95
                                           --------                                     -----------     ------      --------

ARIZONA
   PHOENIX
      Two Renaissance Square                      1   Downtown/CBD               1990       476,373         96%     $  24.50
      6225 North 24th Street                      1   Camelback Corridor         1981        86,451        100         21.82
                                           --------                                     -----------     ------      --------
       Subtotal/Weighted Average                  2                                         562,824         96%     $  24.07
                                           --------                                     -----------     ------      --------

WASHINGTON, D.C.
   WASHINGTON, D.C.
      Washington Harbour                          2   Georgetown                 1986       536,206         96%(5)  $  38.74
                                           --------                                     -----------     ------      --------

NEW MEXICO
   ALBUQUERQUE
      Albuquerque Plaza                           1   CBD                        1990       366,236         90%     $  18.77
                                           --------                                     -----------     ------      --------

CALIFORNIA
   SAN FRANCISCO
      160 Spear Street                            1   South of Market/CBD        1984       276,420        100%     $  26.32
                                           --------                                     -----------     ------      --------

   SAN DIEGO
      Chancellor Park(10)                         1   UTC                        1988       195,733         92%     $  22.72
                                           --------                                     -----------     ------      --------


        TOTAL/WEIGHTED AVERAGE                   83                                      29,783,527         90%(5)  $  20.65(11)
                                           ========                                     ===========     ======      ========


---------------------------------
(1) Calculated based on base rent payable as of March 31, 2000, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.

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

(4) The Company owns the principal economic interest in Spectrum Center through an interest in Spectrum Mortgage Associates, L.P. which owns both a mortgage note secured by Spectrum Centre and the ground lessor's interest in the land underlying the office building.

(5) Leases have been executed at certain Office Properties but had not commenced as of March 31, 2000. If such leases had commenced as of March 31, 2000, the percent leased for all Office Properties would have been 93%. The total percent leased for these Properties would have been as follows: Trammell Crow Center - 85%; Stanford Corporate Centre
         - 63%; Palisades Central II - 93%; Four Westlake Park - 100%; Three Westlake Park - 67%; 55 Madison - 92%; Miami Center - 86%; and Washington Harbour - 99%.

(6)      Sold subsequent to March 31, 2000.

(7) The Company has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the 12 Office Properties that comprise The Woodlands Office Properties.

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

(11) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties as of March 31, 2000, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $21.18.

         The following table shows, as of March 31, 2000, the principal businesses conducted by the tenants at the Company's Office Properties, based on information supplied to the Company from the tenants.





                                       Percent of
      Industry Sector                 Leased Sq. Ft.
---------------------------          --------------

Professional Services(1)                        26%
Energy                                          21
Financial Services(2)                           20
Telecommunications                               8
Technology                                       6
Manufacturing                                    3
Retail                                           3
Food Service                                     3
Medical                                          2
Government                                       2
Other(3)                                         6
                                     -------------
TOTAL LEASED                                   100%
                                     =============


-----------------------
(1) Includes legal, accounting, engineering, architectural, and advertising services.

(2)      Includes banking, title and insurance, and investment services.

(3) Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of March 31, 2000 for the Company's total Office Properties and for Dallas and Houston, Texas, individually, for each of the 10 years beginning with 2000, assuming that none of the tenants exercises or has exercised renewal options.





TOTAL OFFICE PROPERTIES

                                                                                              PERCENTAGE
                                      NET RENTABLE      PERCENTAGE OF                          TOTAL OF      ANNUAL FULL-
                                          AREA           LEASED NET           ANNUAL          ANNUAL FULL-   SERVICE RENT
                          NUMBER OF    REPRESENTED      RENTABLE AREA      FULL-SERVICE       SERVICE RENT    PER SQUARE
                        TENANTS WITH   BY EXPIRING      REPRESENTED         RENT UNDER        REPRESENTED     FOOT OF NET
      YEAR OF LEASE       EXPIRING       LEASES         BY EXPIRING          EXPIRING         BY EXPIRING    RENTABLE AREA
       EXPIRATION          LEASES     (SQUARE FEET)        LEASES            LEASES(1)          LEASES        EXPIRING(1)
    ------------------  ------------  ---------------   --------------   -----------------  --------------  ---------------
    2000                        406       2,252,981 (2)          8.5%    $      42,205,574         7.2%     $        18.73
    2001                        366       3,344,096             12.6            66,000,795        11.3               19.74
    2002                        355       3,591,001             13.5            79,600,198        13.6               22.17
    2003                        282       2,798,936             10.5            56,931,457         9.7               20.34
    2004                        268       4,374,532             16.4            96,328,587        16.4               22.02
    2005                        137       2,661,425             10.0            61,606,873        10.5               23.15
    2006                         47       1,297,330              4.9            30,685,593         5.2               23.65
    2007                         42       1,719,236              6.5            39,769,006         6.8               23.13
    2008                         25         974,391              3.7            25,487,520         4.3               26.16
    2009                         21         647,984              2.4            17,621,774         3.0               27.19
    2010 and thereafter          27       2,941,404             11.0            70,191,197        12.0               23.86
                        -----------   -------------     ------------     ------------------ ----------      --------------
                              1,976      26,603,316            100.0%    $     586,428,574       100.0%     $        22.04
                        ===========   =============     ============     =================  ==========      ==============


----------------------------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of March 31, 2000, leases have been signed for approximately 1,306,309 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after March 31, 2000 and on or before December 31, 2000.

(3) Reconciliation to the Company's total Office Property net rentable area is as follows:




                                                SQUARE         PERCENTAGE
                                                 FEET           OF TOTAL
                                             -------------     -----------

Square footage leased to tenants               26,603,316            89.3%
Square footage reflecting
    management offices, building use,
    and remeasurement adjustments                 267,923             0.9
Square footage vacant                           2,912,288             9.8
                                             ------------      ----------
Total net rentable square footage              29,783,527           100.0%
                                             ============      ==========

DALLAS OFFICE PROPERTIES

                                                                                          PERCENTAGE
                                    NET RENTABLE      PERCENTAGE OF                         TOTAL OF       ANNUAL FULL-
                                        AREA           LEASED NET           ANNUAL         ANNUAL FULL-    SERVICE RENT
                        NUMBER OF    REPRESENTED      RENTABLE AREA      FULL-SERVICE      SERVICE RENT     PER SQUARE
                      TENANTS WITH  BY EXPIRING       REPRESENTED         RENT UNDER       REPRESENTED      FOOT OF NET
   YEAR OF LEASE        EXPIRING       LEASES         BY EXPIRING          EXPIRING        BY EXPIRING     RENTABLE AREA
    EXPIRATION           LEASES     (SQUARE FEET)        LEASES            LEASES(1)         LEASES         EXPIRING(1)
--------------------  ------------  -------------    ---------------  ------------------  -------------   --------------
2000                          126        767,200(2)           8.5%    $      14,807,126          7.0%     $       19.30
2001                          102        911,494             10.0            19,637,634          9.3              21.54
2002                           89        901,421              9.9            23,364,231         11.1              25.92
2003                           73      1,086,438             12.0            22,844,049         10.8              21.03
2004                           84      1,082,010             11.9            27,658,489         13.1              25.56
2005                           38      1,371,919             15.1            30,105,151         14.3              21.94
2006                           17        367,114              4.0             9,964,500          4.7              27.14
2007                           15        894,977              9.9            21,364,841         10.1              23.87
2008                            9        571,209              6.3            14,423,688          6.8              25.25
2009                            8        380,641              4.2             9,612,569          4.6              25.25
2010 and thereafter             4        738,666              8.2            17,465,524          8.2              23.64
                      -----------   ------------     ------------     -----------------   ----------      -------------
                              565      9,073,089            100.0%    $     211,247,802        100.0%     $       23.28
                      ===========   ============     ============     =================   ==========      =============


-----------------------------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of March 31, 2000, leases have been signed for approximately 649,695 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after March 31, 2000 and on or before December 31, 2000.





HOUSTON OFFICE PROPERTIES

                                                                                            PERCENTAGE
                                       NET RENTABLE      PERCENTAGE OF                        TOTAL OF        ANNUAL FULL-
                                           AREA           LEASED NET           ANNUAL        ANNUAL FULL-     SERVICE RENT
                          NUMBER OF     REPRESENTED      RENTABLE AREA      FULL-SERVICE     SERVICE RENT      PER SQUARE
                         TENANTS WITH   BY EXPIRING      REPRESENTED         RENT UNDER      REPRESENTED      FOOT OF NET
      YEAR OF LEASE       EXPIRING        LEASES         BY EXPIRING          EXPIRING       BY EXPIRING     RENTABLE AREA
       EXPIRATION          LEASES      (SQUARE FEET)        LEASES            LEASES(1)        LEASES         EXPIRING(1)
    ------------------  ------------  ---------------   --------------   ------------------ --------------  ---------------
    2000                        162         862,987(2)           9.0%    $      13,983,969         7.3%     $        16.20
    2001                        133       1,605,333             16.7            28,292,517        14.8               17.62
    2002                        151       1,302,480             13.5            24,586,537        12.9               18.88
    2003                        104         902,916              9.4            16,508,993         8.6               18.28
    2004                         94       1,820,744             18.9            35,222,137        18.4               19.34
    2005                         42         349,471              3.6             7,154,339         3.7               20.47
    2006                         12         615,683              6.4            13,058,994         6.8               21.21
    2007                          8         502,817              5.2            10,221,368         5.3               20.33
    2008                          5         183,719              1.9             3,319,233         1.7               18.07
    2009                          2          48,538              0.5             1,175,034         0.6               24.21
    2010 and thereafter          11       1,439,091             14.9            37,542,268        19.9               26.09
                        -----------   -------------     ------------     -----------------  ----------      --------------
                                724       9,633,779            100.0%    $     191,065,389       100.0%     $        19.83
                        ===========   =============     ============     =================  ==========      ==============


-----------------------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of March 31, 2000, leases have been signed for approximately 373,881 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after March 31, 2000 and on or before December 31, 2000.

                                RETAIL PROPERTIES

         As of March 31, 2000, the Company owned three Retail Properties, which in the aggregate contain approximately 421,000 net rentable square feet. Two of the Retail Properties, Las Colinas Plaza, with approximately 135,000 net rentable square feet, and The Crescent Atrium with approximately 95,000 net rentable square feet, are located in submarkets of Dallas, Texas. The remaining Retail Property, The Park Shops at Houston Center, with an aggregate of approximately 191,000 net rentable square feet, is located in the CBD submarket of Houston, Texas. As of March 31, 2000, the Retail Properties were 90% leased.

         On January 5, 2000, the sale of the Company's four Retail Properties located in The Woodlands, a master-planned development located 27 miles north of downtown Houston, Texas, was completed.

                                HOTEL PROPERTIES

HOTEL PROPERTIES TABLES

         The following table shows certain information for the three months ended March 31, 2000 and 1999, about the Company's Hotel Properties. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination fitness resorts and spas that measure their performance based on available guest nights.






                                                                                         FOR THE THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                         --------------------

                                                                                               AVERAGE
                                                                                              OCCUPANCY
                                                               YEAR                             RATE
                                                            COMPLETED/                   -------------------
HOTEL PROPERTY(1)                          LOCATION         RENOVATED       ROOMS         2000         1999
-----------------                          --------         ---------       ------       ------       ------

UPSCALE BUSINESS CLASS HOTELS:
   Denver Marriott City Center            Denver, CO         1982/1994         613           79%          79%
   Four Seasons Hotel-Houston(2)          Houston, TX           1982           399           74           68
   Hyatt Regency Albuquerque              Albuquerque,NM        1990           395           62           68
   Omni Austin Hotel                      Austin, TX            1986           372           80           85
   Renaissance Houston Hotel(3)           Houston, TX           1975           389           75           69
                                                                            ------       ------       ------
        TOTAL/WEIGHTED AVERAGE                                               2,168           74%          74%
                                                                            ======       ======       ======

LUXURY SPA RESORTS:
   Hyatt Regency Beaver Creek             Avon, CO              1989           276           85%          82%
   Sonoma Mission Inn & Spa               Sonoma, CA       1927/1987/1997      198(4)        67           75
   Ventana Inn & Spa                      Big Sur, CA      1975/1982/1988       62           68           81
                                                                            ------       ------       ------
        TOTAL/WEIGHTED AVERAGE                                                 536           76%          79%
                                                                            ======       ======       ======

                                                                             GUEST
DESTINATION FITNESS RESORTS AND SPAS:                                       NIGHTS
   Canyon Ranch-Tucson                    Tucson, AZ            1980           250(5)
   Canyon Ranch-Lenox                     Lenox, MA             1989           212(5)
                                                                            ------       ------       ------
        TOTAL/WEIGHTED AVERAGE                                                 462           91%(6)       92%(6)
                                                                            ======       ======       ======

        GRAND TOTAL/WEIGHTED AVERAGE FOR HOTEL PROPERTIES                                    77%          77%
                                                                                         ======       ======



                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                           -------------------------------------------
                                                                                        REVENUE
                                                               AVERAGE                    PER
                                                                DAILY                  AVAILABLE
                                                                 RATE                  ROOM/GUEST
                                                           ------------------      ------------------
HOTEL PROPERTY(1)                          LOCATION         2000        1999        2000        1999
-----------------                          --------        ------      ------      ------      ------

UPSCALE BUSINESS CLASS HOTELS:
   Denver Marriott City Center            Denver, CO       $  114      $  121      $   90      $   96
   Four Seasons Hotel-Houston(2)          Houston, TX         206         193         152         131
   Hyatt Regency Albuquerque              Albuquerque,NM      104         107          64          73
   Omni Austin Hotel                      Austin, TX          135         130         109         111
   Renaissance Houston Hotel(3)           Houston, TX          98          96          73          66
                                                           ------      ------      ------      ------
        TOTAL/WEIGHTED AVERAGE                             $  131      $  129      $   97      $   95
                                                           ======      ======      ======      ======

LUXURY SPA RESORTS:
   Hyatt Regency Beaver Creek             Avon, CO         $  417      $  399      $  353      $  327
   Sonoma Mission Inn & Spa               Sonoma, CA          256         174(4)      171         131(4)
   Ventana Inn & Spa                      Big Sur, CA         379         297         257         242
                                                           ------      ------      ------      ------
        TOTAL/WEIGHTED AVERAGE                             $  361      $  313      $  275      $  248
                                                           ======      ======      ======      ======


DESTINATION FITNESS RESORTS AND SPAS:
-------------------------------------
   Canyon Ranch-Tucson                    Tucson, AZ
   Canyon Ranch-Lenox                     Lenox, MA
                                                           ------      ------      ------      ------
        TOTAL/WEIGHTED AVERAGE                             $  589(7)   $  543(7)   $  525(8)   $  483(8)
                                                           ======      ======      ======      ======

        GRAND TOTAL/WEIGHTED AVERAGE FOR HOTEL PROPERTIES  $  250      $  234      $  192      $  180
                                                           ======      ======      ======      ======


------------------------------------
(1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Hotel Properties and has leased all of the Hotel Properties, except the Omni Austin Hotel, to COI pursuant to long term leases. As of March 31, 2000, the Omni Austin Hotel is leased pursuant to a separate long term lease, to HCD Austin Corporation.

(2) The hotel is undergoing a $5.0 million renovation of all guest rooms scheduled to be completed by the end of the third quarter of 2000.

(3) The hotel is undergoing a $15.0 million renovation project scheduled to be completed in the fourth quarter of 2000. The renovation includes improvements to all guest rooms, the lobby, corridor, and exterior and interior systems.

(4) In January 2000, 20 rooms, which were previously taken out of commission for construction of a 30,000 square foot full-service spa in connection with an approximately $21.0 million expansion of the hotel, were returned to service. The expansion is scheduled to be completed in the second quarter of 2000. The expansion will also include the construction of 30 additional guest rooms. Rates were discounted during the construction period which resulted in a lower average daily rate and revenue per available room for the three months ended March 31, 1999 as compared to March 31, 2000.

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

                  TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES TABLE

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of March 31, 2000:






                                   TOTAL CUBIC       TOTAL                                        TOTAL CUBIC       TOTAL
                   NUMBER OF         FOOTAGE      SQUARE FEET                    NUMBER OF          FOOTAGE      SQUARE FEET
    STATE         PROPERTIES(1)   (IN MILLIONS)  (IN MILLIONS)     STATE        PROPERTIES(1)    (IN MILLIONS)  (IN MILLIONS)
    -----         -------------   -------------  -------------     -----        -------------    -------------  -------------

Alabama                      4            9.4            0.3    Missouri(2)                2           48.8             2.8
Arizona                      1            2.9            0.1    Nebraska                   2            4.4             0.2
Arkansas                     6           33.1            1.0    New York                   1           11.8             0.4
California                   9           28.6            1.1    North Carolina             3            8.5             0.3
Colorado                     2            3.4            0.1    Ohio                       1            5.7             0.2
Florida                      5            7.5            0.3    Oklahoma                   2            2.1             0.1
Georgia                      7           44.5            1.6    Oregon                     6           40.4             1.7
Idaho                        2           18.7            0.8    Pennsylvania               2           27.4             0.9
Illinois                     2           11.6            0.4    South Carolina             1            1.6             0.1
Indiana                      1            9.1            0.3    South Dakota               1            2.9             0.1
Iowa                         2           12.5            0.5    Tennessee                  3           10.6             0.4
Kansas                       2            5.0            0.2    Texas                      2            6.6             0.2
Kentucky                     1            2.7            0.1    Utah                       1            8.6             0.4
Maine                        1            1.8            0.2    Virginia                   2            8.7             0.3
Massachusetts                6           15.2            0.7    Washington                 6           28.7             1.1
Mississippi                  1            4.7            0.2    Wisconsin                  3           17.4             0.7
                                                                                ------------     ----------     -----------
                                                                TOTAL                     90(3)       444.9(3)         17.8(3)
                                                                                ============     ==========     ===========




----------------
(1) As of March 31, 2000, the Company held an indirect 39.6% interest in the Temperature-Controlled Logistics Partnerships, which own the Temperature-Controlled Logistics Corporations, which directly or indirectly owned the Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Company has no interest. The Temperature-Controlled Logistics Corporations are entitled to receive lease payments (base rent and percentage rent) from AmeriCold Logistics.

(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.

(3) As of March 31, 2000, AmeriCold Logistics operated 104 temperature-controlled logistics properties with an aggregate of approximately 533.0 million cubic feet (20.6 million square feet).

                       RESIDENTIAL DEVELOPMENT PROPERTIES

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

The following table shows certain information as of March 31, 2000, relating to the Residential Development Properties.

                                                                                    TOTAL      TOTAL
                    RESIDENTIAL                        RESIDENTIAL      TOTAL      LOTS/UNITS LOTS/UNITS
   RESIDENTIAL      DEVELOPMENT                        DEVELOPMENT      LOTS/      DEVELOPED   CLOSED
   DEVELOPMENT      PROPERTIES   TYPE OF               CORPORATION'S    UNITS       SINCE      SINCE
  CORPORATION(1)       (RDP)     RDP(2)    LOCATION    OWNERSHIP %     PLANNED     INCEPTION  INCEPTION
 ---------------    ----------   ------    --------    -------------   -------     ---------  ----------
Desert Mountain   Desert Mountain  SF    Scottsdale, AZ
    Development                                               93.0%       2,665       2,236       2,014
    Corp.                                                              --------    --------    --------

The Woodlands     The Woodlands    SF    The Woodlands, TX
    Land Company,                                             42.5%      36,385      22,303      21,284
    Inc.                                                               --------    --------    --------

Crescent          Deer Trail       SFH   Avon, CO             60.0%          16(6)       12          12
    Development   Bear Paw Lodge   CO    Avon, CO             60.0%          53(6)       11          11
    Management    QuarterMoon      TH    Avon, CO             64.0%          13(6)        -           -
    Corp.         Eagle Ranch      SF    Eagle, CO            60.0%       1,260(6)       93          92
                  Main Street
                   Junction        CO    Breckenridge, CO     60.0%          36(6)       18          14
                  Main Street
                   Station         CO    Breckenridge, CO     60.0%          82(6)        -           -
                  Riverbend        SF    Charlotte, NC        60.0%         650(6)        -           -
                  Three Peaks
                   (Eagle's Nest)  SF    Silverthorne, CO     30.0%         391(6)       75          71
                  Park Place at
                   Riverfront      CO    Denver, CO           64.0%          71(6)        -           -
                  Park Tower at
                   Riverfront      CO    Denver, CO           64.0%          58(6)        -           -
                  Bridge Lofts
                   at Riverfront   CO    Denver, CO           64.0%          53           -           -
                  Cresta         TH/SFH  Edwards, CO          60.0%          25(6)        -           -
                                                                       --------    --------    --------
          TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.                     2,708         209         200
                                                                       --------    --------    --------

Mira Vista        Mira Vista       SF    Fort Worth, TX      100.0%         757         740         639
    Development   The Highlands    SF    Breckenridge, CO     12.3%         750         332         327
    Corp.                                                              --------    --------    --------
          TOTAL MIRA VISTA DEVELOPMENT CORP.                              1,507       1,072         966
                                                                       --------    --------    --------

Houston Area      Falcon Point     SF    Houston, TX         100.0%       1,205         688         560
    Development   Spring Lakes     SF    Houston, TX         100.0%         536         161         136
    Corp.
                                                                       --------    --------    --------
          TOTAL HOUSTON AREA DEVELOPMENT CORP.                            1,741         849         696
                                                                       --------    --------    --------

              TOTAL                                                      45,006      26,669      25,160
                                                                       ========    ========    ========

                                                                 AVERAGE
                    RESIDENTIAL                                  CLOSED           RANGE OF
   RESIDENTIAL      DEVELOPMENT                                SALE PRICE         PROPOSED
   DEVELOPMENT      PROPERTIES  TYPE OF                         PER LOT/         SALE PRICES
  CORPORATION(1)       (RDP)     RDP(2)    LOCATION             UNIT($)(3)   PER LOT/UNIT($)(4)
 ---------------    ----------   ------    --------            -----------   ------------------
Desert Mountain   Desert Mountain  SF    Scottsdale, AZ
    Development                                                  467,000    375,000 - 3,000,000(5)
    Corp.


The Woodlands     The Woodlands    SF    The Woodlands, TX
    Land Company,                                                 47,893     13,600 -   500,000
    Inc.


Crescent          Deer Trail       SFH   Avon, CO              2,930,000  2,695,000 - 4,075,000
    Development   Bear Paw Lodge   CO    Avon, CO              1,675,000    665,000 - 2,025,000
    Management    QuarterMoon      TH    Avon, CO                 N/A     1,850,000 - 2,795,000
    Corp.         Eagle Ranch      SF    Eagle, CO               111,500     80,000 -   150,000
                  Main Street
                   Junction        CO    Breckenridge, CO        475,000    300,000 -   580,000
                  Main Street
                   Station         CO    Breckenridge, CO         N/A       215,000 - 1,065,000
                  Riverbend        SF    Charlotte, NC            N/A        25,000 -    38,000
                  Three Peaks
                   (Eagle's Nest)  SF    Silverthorne, CO        220,000    135,000 -   425,000
                  Park Place at
                   Riverfront      CO    Denver, CO               N/A       195,000 - 1,445,000
                  Park Tower at
                   Riverfront      CO    Denver, CO               N/A       180,000 - 2,100,000
                  Bridge Lofts
                   at Riverfront   CO    Denver, CO               N/A       180,000 - 2,100,000
                  Cresta         TH/SFH  Edwards, CO              N/A     1,900,000 - 2,600,000

          TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.


Mira Vista        Mira Vista       SF    Fort Worth, TX          100,000     50,000 -   265,000
    Development   The Highlands    SF    Breckenridge, CO        150,000     55,000 -   450,000
    Corp.

          TOTAL MIRA VISTA DEVELOPMENT CORP.


Houston Area      Falcon Point     SF    Houston, TX              28,000     22,000 -    60,000
    Development   Spring Lakes     SF    Houston, TX              26,000     22,000 -    33,000
    Corp.

          TOTAL HOUSTON AREA DEVELOPMENT CORP.


              TOTAL


--------------------------
(1) The Company has an approximately 95%, 95%, 90%, 94% and 94%, ownership interest in Desert Mountain Development Corp., The Woodlands Land Company, Inc., Crescent Development Management Corp., Mira Vista Development Corp., and Houston Area Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations.

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); and SFH (Single Family Homes).

(3)      Based on lots/units closed during the Company's ownership period.

(4)      Based on existing inventory of developed lots and lots to be developed.

(5)      Includes golf membership, which for 2000, is approximately $175,000.

(6) As of March 31, 2000, four units were under contract at Deer Trail frepresenting $14.2 million in sales, 34 units were under contract at Bear Paw Lodge representing $47.4 million in sales, 13 units were under contract at QuarterMoon representing $29.8 million in sales, 74 lots were under contract at Eagle Ranch representing $10.6 million in sales, six units were under contract at Main Street Junction representing $2.4 million in sales; 82 units were under contract at Main Street Station representing $40.9 million in sales; 117 lots were under contract at Riverbend representing $3.5 million in sales; 28 lots were under contract at Three Peaks representing $6.6 million in sales; 58 units were under contract at Park Place representing $23.5 million in sales and 16 units were under contract at Park Tower representing $10.8 million in sales; and nine units were under contract at Cresta representing $15.4 million in sales.

                        BEHAVIORAL HEALTHCARE PROPERTIES

BEHAVIORAL HEALTHCARE PROPERTIES

        As of December 31, 1999, all of the Behavioral Healthcare Properties were leased by the Company to CBHS under a master lease. CBHS's business has been negatively affected by many factors, including adverse industry conditions, and on February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. CBHS has stated in its bankruptcy petitions that it intends to sell all of the ongoing businesses of CBHS and its subsidiaries by mid-May of 2000 or develop an appropriate liquidation procedure if the sales have not taken place by that time.

         Effective February 29, 2000, the Non-Core Properties were terminated from the master lease, although the aggregate rent due under the master lease was not reduced as a result, except as described below with respect to sales of Non-Core Properties. The Core Properties remain subject to the master lease. The Company agreed with CBHS that, upon each sale by the Company of Non-Core Properties, the monthly minimum rent due from CBHS under the master lease would be reduced by a specified percentage of the net proceeds of such sale. Payment and treatment of rent for the Behavioral Healthcare Properties is subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding.

         During the three months ended March 31, 2000, the Company sold 11 Non-Core Properties for approximately $38.3 million in net proceeds. The sale of these properties generated a net gain of approximately $9.6 million. As of March 31, 2000, the Behavioral Healthcare Segment consisted of 77 Behavioral Healthcare Properties in 24 states, 37 of which are designated as Core Properties and were leased to CBHS and its subsidiaries under a triple-net master lease, and 40 of which are designated as Non-Core Properties. Subsequent to March 31, 2000, the Company sold two of the Non-Core Properties for approximately $2.8 million of net proceeds. The sales generated a net gain of approximately $0.5 million. The Company has also entered into contracts or letters of intent to sell 11 additional Non-Core Properties. The remaining 27 Non-Core Properties, which are the Properties at which CBHS has ceased operations or is planning to cease operations, are being actively marketed for sale.

         An auction for the core operating assets of CBHS was held on May 10, 2000, as part of the bankruptcy proceedings relating to CBHS. The results of the auction are preliminary pending court approval.

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

INTEREST RATE RISK

         The Company's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Company had total outstanding debt of approximately $2.5 billion at March 31, 2000, of which approximately $0.7 billion, or 28%, was variable-rate unhedged debt. The weighted average interest rate on such variable-rate debt was 8.57% as of March 31, 2000. A 10% (85.7 basis point) increase in the weighted average interest rate on such variable-rate debt would result in an annual decrease in net income and cash flows of approximately $5.6 million based on the variable-rate unhedged debt outstanding as of March 31, 2000, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (85.7 basis point) decrease in the weighted average interest rate on such variable-rate debt would result in an annual increase in net income and cash flows of approximately $5.6 million based on the variable rate debt outstanding as of March 31, 2000, as a result of the decreased interest expense associated with the change in rate.

         In addition, the Company's settlement obligations under the Share Repurchase Agreement with UBS described in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Share Repurchase Agreement, are subject to interest rate risk, specifically changes in the 30-day LIBOR rate.

MARKET PRICE RISK

         The Share Repurchase Agreement is subject to market rate risk because changes in the closing share price for the Company's common shares affect the Company's settlement obligation. Assuming the Company elects to settle in common shares on January 4, 2001, and the market price of the common shares decreases by 10% from the $17.50 per share closing price of the common shares on March 31, 2000, and assuming no change in the 30-day LIBOR rate from the rate at March 31, 2000, the Company will issue an additional 416,249 common shares based on its obligation under the Share Repurchase Agreement as of March 31, 2000, which related to 5,800,000 common shares. Assuming the Company elects to settle in common shares on January 4, 2001, and the market price of the common shares increases by 10% from the $17.50 per share closing price of the common shares of March 31, 2000, and assuming no change in the 30-day LIBOR rate from March 31, 2000, UBS will return to the Company 416,249 common shares based on its obligation under the Share Repurchase Agreement as of March 31, 2000, which related to 5,800,000 common shares. The issuance of additional common shares under the terms of the Share Repurchase Agreement would result in the reduction of the Company's net income per common share and net book value per common share. A change in the market price will not affect the amount required to be paid to settle the Share Repurchase Agreement in cash.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits



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

       EXHIBIT
        NUMBER    DESCRIPTION OF EXHIBIT
        ------    ----------------------

                  defining the rights of holders of long-term debt of the Registrant

         10.01 Second Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of November 1, 1997, as amended (filed as Exhibit 10.01 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "1999 10-K") and incorporated herein by reference)

         10.02 Noncompetition of Richard E. Rainwater, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit 10.02 to the 1997 10-K and incorporated herein by reference)

         10.03 Noncompetition Agreement of John C. Goff, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit 10.03 to the 1997 10-K and incorporated herein by reference)

         10.04 Employment Agreement with John C. Goff, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed as Exhibit 10.04 to the 1999 10-K and incorporated herein by reference)

         10.05 Employment Agreement of Jerry R. Crenshaw, Jr. dated as of December 14, 1998 (filed as Exhibit 10.08 to the 1999 10-K and incorporated herein by reference)

         10.06 Form of Officers' and Trust Managers' Indemnification Agreement as entered into between the Registrant and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Form S-4 and incorporated herein by reference)

         10.07 Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit No. 10.07 to the Registrant's Registration Statement on Form S-11 (File No. 33-75188) (the "Form S-11") and incorporated herein by reference)

         10.08 Crescent Real Estate Equities, Ltd. First Amended and Restated 401(k) Plan, as amended (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 10-K") and incorporated herein by reference)

         10.09 Second Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as Exhibit 10.13 to the Form S-4 and incorporated herein by reference)

         10.10 Amended and Restated 1995 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit
                  99.01 to the Registrant's Registration Statement on Form S-8 (File No. 333-3452) and incorporated herein by reference )

         10.11 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan, as amended (filed as Exhibit 10.14 to the 1999 10-K and incorporated herein by reference)

         10.12 Secured Loan Agreement, dated as of January 31, 2000, among Crescent Real Estate Funding VIII, L.P. and UBS AG, Standard Branch (filed herewith)

         10.13 Intercompany Agreement, dated June 3, 1997, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

       EXHIBIT
        NUMBER    DESCRIPTION OF EXHIBIT
        ------    ----------------------

         10.14 Form of Registration Rights, Lock-Up and Pledge Agreement (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

         27.01    Financial Data Schedule (filed herewith)


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CRESCENT REAL ESTATE EQUITIES COMPANY
                                              (Registrant)

                                  By /s/ John C. Goff
                                     -----------------------------------------------------------
                                         John C. Goff
         Date:  May 15, 2000             Vice Chairman of the Board and Chief Executive Officer



                                  By /s/ Jerry R. Crenshaw
                                     -----------------------------------------------------------
                                         Jerry R. Crenshaw
                                         Senior Vice President and Chief Financial Officer
         Date:  May 15, 2000             (Principal Financial and Accounting Officer)

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

         4.07     6-5/8% Note due 2002 (filed as Exhibit No. 4.07 to the 1998 2Q
                  10-Q and incorporated herein by reference)

         4.08     7-1/8% Note due 2007 (filed as Exhibit No. 4.08 to the 1998 2Q
                  10-Q and incorporated herein by reference)

         4*       Pursuant to Regulation S-K Item 601 (6) (4) (iii), the
                  Registrant by this filing agrees, upon request to furnish to the SEC a copy of other instruments

       EXHIBIT
        NUMBER    DESCRIPTION OF EXHIBIT
        ------    ----------------------

                  defining the rights of holders of long-term debt of the Registrant

         10.01 Second Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of November 1, 1997, as amended (filed as Exhibit 10.01 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "1999 10-K") and incorporated herein by reference)

         10.02    Noncompetition of Richard E. Rainwater, as assigned to
                  Crescent Real Estate Equities Limited Partnership on May 5,
                  1994 (filed as Exhibit 10.02 to the 1997 10-K and incorporated herein by reference)

         10.03    Noncompetition Agreement of John C. Goff, as assigned to
                  Crescent Real Estate Equities Limited Partnership on May 5,
                  1994 (filed as Exhibit 10.03 to the 1997 10-K and incorporated herein by reference)

         10.04    Employment Agreement with John C. Goff, as assigned to
                  Crescent Real Estate Equities Limited Partnership on May 5,
                  1994, and as further amended (filed as Exhibit 10.04 to the 1999 10-K and incorporated herein by reference)

         10.05    Employment Agreement of Jerry R. Crenshaw, Jr. dated as of
                  December 14, 1998 (filed as Exhibit 10.08 to the 1999 10-K and incorporated herein by reference)

         10.06    Form of Officers' and Trust Managers' Indemnification
                  Agreement as entered into between the Registrant and each of its executive officers and trust managers (filed as Exhibit
                  No. 10.07 to the Form S-4 and incorporated herein by reference)

         10.07    Crescent Real Estate Equities Company 1994 Stock Incentive
                  Plan (filed as Exhibit No. 10.07 to the Registrant's
                  Registration Statement on Form S-11 (File No. 33-75188) (the
                  "Form S-11") and incorporated herein by reference)

         10.08    Crescent Real Estate Equities, Ltd. First Amended and Restated
                  401(k) Plan, as amended (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 10-K") and incorporated herein by reference)

         10.09    Second Amended and Restated 1995 Crescent Real Estate Equities
                  Company Stock Incentive Plan (filed as Exhibit 10.13 to the
                  Form S-4 and incorporated herein by reference)

         10.10    Amended and Restated 1995 Crescent Real Estate Equities
                  Limited Partnership Unit Incentive Plan (filed as Exhibit
                  99.01 to the Registrant's Registration Statement on Form S-8
                  (File No. 333-3452) and incorporated herein by reference )

         10.11    1996 Crescent Real Estate Equities Limited Partnership Unit
                  Incentive Plan, as amended (filed as Exhibit 10.14 to the 1999
                  10-K and incorporated herein by reference)

         10.12    Secured Loan Agreement, dated as of January 31, 2000, among
                  Crescent Real Estate Funding VIII, L.P. and UBS AG, Standard
                  Branch (filed herewith)

         10.13    Intercompany Agreement, dated June 3, 1997, between Crescent
                  Real Estate Equities Limited Partnership and Crescent
                  Operating, Inc. (filed as Exhibit 10.2 to the Registration
                  Statement on Form S-1 (File No. 333-25223) of Crescent
                  Operating, Inc. and incorporated herein by reference)

       EXHIBIT
        NUMBER    DESCRIPTION OF EXHIBIT
        ------    ----------------------

         10.14    Form of Registration Rights, Lock-Up and Pledge Agreement
                  (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

         27.01    Financial Data Schedule (filed herewith)