Form 10-Q
period 2000-06-30
CRESCENT REAL ESTATE EQUITIES CO
filed 2000-08-14
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 2000
                           COMMISSION FILE NO. 1-13038


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
               (Address of principal executive offices)(Zip code)


        Registrant's telephone number, including area code (817) 321-2100


Number of shares outstanding of each of the registrant's classes of preferred and common shares, as of August 9, 2000.

                       Preferred Shares, par value $.01 per share:   8,000,000
                       Common Shares, par value $.01 per share:    109,603,066



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

                                                                                                      PAGE
                                                                                                      ----
PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999
           (audited).............................................................................        2

           Consolidated Statements of Operations for the three and six months ended June 30,
           2000 and 1999 (unaudited).............................................................        3

           Consolidated Statements of Shareholders' Equity for the six months ended
           June 30, 2000 and 1999 (unaudited)....................................................        4

           Consolidated Statements of Cash Flows for the six months ended June 30,
           2000 and 1999 (unaudited).............................................................        5

           Notes to Financial Statements.........................................................        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       24

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................       61

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................       62

Item 2.    Changes in Securities.................................................................       62

Item 3.    Defaults Upon Senior Securities.......................................................       62

Item 4.    Submission of Matters to a Vote of Security Holders...................................       62

Item 5.    Other Information.....................................................................       63

Item 6.    Exhibits and Reports on Form 8-K......................................................       63

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                           JUNE 30,       DECEMBER 31,
                                                                             2000             1999
                                                                         ------------     ------------
                                                                          (UNAUDITED)       (AUDITED)
ASSETS:
 Investments in real estate:
   Land                                                                  $    356,488     $    398,754
   Land held for development or sale                                          110,811           95,760
   Building and improvements                                                3,347,882        3,529,344
   Furniture, fixtures and equipment                                           72,971           71,716
   Less -  accumulated depreciation                                          (543,189)        (507,520)
                                                                         ------------     ------------
             Net investment in real estate                                  3,344,963        3,588,054

   Cash and cash equivalents                                                   40,235           72,926
   Restricted cash and cash equivalents                                        66,678           87,939
   Accounts receivable, net                                                    45,798           37,204
   Deferred rent receivable                                                    80,117           74,271
   Investments in real estate mortgages and equity
       of unconsolidated companies                                            816,362          812,494
   Notes receivable, net                                                      135,883          131,542
   Other assets                                                               168,836          146,131
                                                                         ------------     ------------
               Total assets                                              $  4,698,872     $  4,950,561
                                                                         ============     ============


LIABILITIES:
   Borrowings under BankBoston Credit Facility                           $         --     $    510,000
   Borrowings under UBS Facility                                              713,452               --
   Notes payable                                                            1,722,852        2,088,929
   Accounts payable, accrued expenses and other liabilities                   140,799          170,984
                                                                         ------------     ------------
              Total liabilities                                             2,577,103        2,769,913
                                                                         ------------     ------------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
  Operating partnership, 7,010,823 and 6,975,952 units,
       respectively                                                            96,151           99,226
  Investment in joint ventures                                                178,551           24,648
                                                                         ------------     ------------
              Total minority interests                                        274,702          123,874
                                                                         ------------     ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par value, authorized 100,000,000 shares:
   6 3/4% Series A Convertible Cumulative Preferred Shares,
      8,000,000 shares issued and outstanding at June 30, 2000
      and December 31, 1999                                                   200,000          200,000
  Common shares, $.01 par value, authorized 250,000,000 shares,
      121,756,960 and 121,537,353 shares issued at June 30, 2000
      and December 31, 1999, respectively                                       1,211            1,208
   Additional paid-in capital                                               2,224,270        2,229,680
   Deferred compensation on restricted shares                                     (41)             (41)
   Retained deficit                                                          (436,655)        (386,532)
   Accumulated other comprehensive income                                      13,101           12,459
                                                                         ------------     ------------
                                                                            2,001,886        2,056,774
   Less - shares held in treasury, at cost, 8,422,420 common
      shares at June 30, 2000                                                (154,819)              --
                                                                         ------------     ------------
              Total shareholders' equity                                    1,847,067        2,056,774
                                                                         ------------     ------------

              Total liabilities and shareholders' equity                 $  4,698,872     $  4,950,561
                                                                         ============     ============


   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                                 ENDED JUNE 30,             ENDED JUNE 30,
                                                                            -----------------------     -----------------------
                                                                               2000          1999          2000          1999
                                                                            ---------     ---------     ---------     ---------
REVENUES:
   Office and retail properties                                             $ 147,534     $ 155,713     $ 296,642     $ 305,735
   Hotel properties                                                            18,463        16,107        36,007        31,511
   Behavioral healthcare properties                                             3,304        13,825         5,383        27,648
   Interest and other income                                                    5,928         6,752        12,985        13,250
                                                                            ---------     ---------     ---------     ---------
          Total revenues                                                      175,229       192,397       351,017       378,144
                                                                            ---------     ---------     ---------     ---------

EXPENSES:
   Real estate taxes                                                           21,579        22,454        44,250        43,200
   Repairs and maintenance                                                     10,569        10,668        22,766        21,692
   Other rental property operating                                             29,776        32,498        60,042        65,110
   Corporate general and administrative                                         4,082         3,816         9,327         7,930
   Interest expense                                                            51,836        44,917       104,086        87,398
   Amortization of deferred financing costs                                     2,341         2,755         4,688         5,824
   Depreciation and amortization                                               31,718        33,010        62,620        66,657
   Settlement of merger dispute                                                    --            --            --        15,000
                                                                            ---------     ---------     ---------     ---------
          Total expenses                                                      151,901       150,118       307,779       312,811
                                                                            ---------     ---------     ---------     ---------

         Operating income                                                      23,328        42,279        43,238        65,333

OTHER INCOME AND EXPENSE:
   Equity in net income of unconsolidated
    companies:
         Office and retail properties                                             396            (5)        3,100         1,956
         Temperature-controlled logistics properties                              192         4,021         4,228         9,730
         Residential development properties                                    11,717        14,415        22,181        23,044
         Other                                                                  2,978           603         5,319           910
                                                                            ---------     ---------     ---------     ---------
     Total equity in net income of unconsolidated companies                    15,283        19,034        34,828        35,640

   Gain on property sales, net                                                  6,126            --        28,753            --
                                                                            ---------     ---------     ---------     ---------
         Total other income and expense                                        21,409        19,034        63,581        35,640
                                                                            ---------     ---------     ---------     ---------

INCOME BEFORE MINORITY INTERESTS                                               44,737        61,313       106,819       100,973
  AND EXTRAORDINARY ITEM
   Minority interests                                                          (8,675)       (6,149)      (15,707)       (9,798)
                                                                            ---------     ---------     ---------     ---------

NET INCOME BEFORE EXTRAORDINARY ITEM                                           36,062        55,164        91,112        91,175
   Extraordinary item - extinguishment of debt                                     --            --        (3,928)           --
                                                                            ---------     ---------     ---------     ---------

NET INCOME                                                                     36,062        55,164        87,184        91,175

6 3/4% Series A Preferred Share dividends                                      (3,375)       (3,375)       (6,750)       (6,750)
Share repurchase agreement return                                                (718)           --        (2,794)           --
Forward share purchase agreement return                                            --        (2,165)           --        (4,317)
                                                                            ---------     ---------     ---------     ---------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                 $  31,969     $  49,624     $  77,640     $  80,108
                                                                            =========     =========     =========     =========



BASIC EARNINGS PER SHARE DATA:
   Net income available to common shareholders before extraordinary item    $    0.28     $    0.39     $    0.69     $    0.64
   Extraordinary item - extinguishment of debt                                     --            --         (0.03)           --
                                                                            ---------     ---------     ---------     ---------

   Net income available to common shareholders                              $    0.28     $    0.39     $    0.66     $    0.64
                                                                            =========     =========     =========     =========

DILUTED EARNINGS PER SHARE DATA:
   Net income available to common shareholders before extraordinary item    $    0.27     $    0.39     $    0.68     $    0.63
   Extraordinary item - extinguishment of debt                                     --            --         (0.03)           --
                                                                            ---------     ---------     ---------     ---------

   Net income available to common shareholders                              $    0.27     $    0.39     $    0.65     $    0.63
                                                                            =========     =========     =========     =========


   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                            CONSOLIDATED STATEMENTS
                            OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                          Preferred Shares                Treasury Shares
                                                   ----------------------------    -----------------------------
                                                      Shares         Net Value        Shares         Net Value
                                                   ------------    ------------    ------------     ------------
SHAREHOLDERS' EQUITY,  December 31, 1999              8,000,000    $    200,000              --     $         --

   Issuance of Common Shares                                 --              --              --               --

   Exercise of Common Share Options                          --              --              --               --

   Preferred Equity Issuance Cost                            --              --              --               --

   Issuance of Shares in Exchange for Operating
      Partnership Units                                      --              --              --               --

   Share Repurchases                                         --              --       4,400,030          (84,418)

   Share Repurchase Agreement                                --              --       4,022,390          (70,401)

   Dividends Paid                                            --              --              --               --

   Net Income                                                --              --              --               --

   Unrealized Net Loss on
     Available-for-Sale Securities                           --              --              --               --

   Other Comprehensive Income                                --              --              --               --

                                                   ------------    ------------    ------------     ------------

SHAREHOLDERS' EQUITY, June 30, 2000                   8,000,000    $    200,000       8,422,420     $   (154,819)
                                                   ============    ============    ============     ============

                                                                                                         Deferred
                                                            Common Shares              Additional      Compensation
                                                     ----------------------------       Paid-in        on Restricted
                                                        Shares        Par Value         Capital           Shares
                                                     ------------    ------------     ------------     ------------
SHAREHOLDERS' EQUITY,  December 31, 1999             $121,537,353    $      1,208     $  2,229,680     $        (41)

   Issuance of Common Shares                                2,283              --               39               --

   Exercise of Common Share Options                       160,200               2              971               --

   Preferred Equity Issuance Cost                              --              --           (5,888)              --

   Issuance of Shares in Exchange for Operating
      Partnership Units                                    57,124               1              502               --

   Share Repurchases                                           --              --              (34)              --

   Share Repurchase Agreement                                  --              --           (1,000)              --

   Dividends Paid                                              --              --               --               --

   Net Income                                                  --              --               --               --

   Unrealized Net Loss on
     Available-for-Sale Securities                             --              --               --               --

   Other Comprehensive Income                                  --              --               --               --

                                                     ------------    ------------     ------------     ------------

SHAREHOLDERS' EQUITY, June 30, 2000                   121,756,960    $      1,211     $  2,224,270     $        (41)
                                                     ============    ============     ============     ============

                                                                         Accumulated
                                                         Retained          Other
                                                         Earnings       Comprehensive
                                                         (Deficit)         Income            Total
                                                       ------------     ------------     ------------
SHAREHOLDERS' EQUITY,  December 31, 1999               $   (386,532)    $     12,459     $  2,056,774

   Issuance of Common Shares                                     --               --               39

   Exercise of Common Share Options                              --               --              973

   Preferred Equity Issuance Cost                                --               --           (5,888)

   Issuance of Shares in Exchange for Operating
      Partnership Units                                          --               --              503

   Share Repurchases                                             --               --          (84,452)

   Share Repurchase Agreement                                    --               --          (71,401)

   Dividends Paid                                          (130,557)              --         (130,557)

   Net Income                                                80,434               --           80,434

   Unrealized Net Loss on
     Available-for-Sale Securities                               --           (3,562)          (3,562)

   Other Comprehensive Income                                    --            4,204            4,204

                                                       ------------     ------------      -----------

SHAREHOLDERS' EQUITY, June 30, 2000                    $   (436,655)    $     13,101      $ 1,847,067
                                                       ============     ============      ===========


   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                     FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,
                                                                     2000          1999
                                                                  ---------     ---------
                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $  87,184     $  91,175
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation and amortization                                  67,308        72,481
      Extraordinary item - extinguishment of debt                     3,928            --
      Gain on property sales, net                                   (28,753)           --
      Minority interests                                             15,707         9,798
      Non-cash compensation                                              39            81
      Distributions received in excess of earnings
        from unconsolidated companies                                 5,815            --
      Equity in earnings net of distributions received
        from unconsolidated companies                                    --       (14,621)
      Increase in accounts receivable                                (8,594)         (867)
      Increase in deferred rent receivable                           (5,846)      (15,508)
      (Increase) decrease in other assets                            (3,692)       20,894
      Decrease in restricted cash and cash equivalents               21,524         3,766
      Decrease in accounts payable, accrued
        expenses and other liabilities                              (38,361)      (14,047)
                                                                  ---------     ---------
          Net cash provided by operating activities                 116,259       153,152
                                                                  ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of land held for development or sale              (15,051)           --
      Proceeds from property sales                                  282,040            --
      Development of investment properties                          (14,951)       (5,106)
      Capital expenditures - rental properties                       (7,097)      (14,723)
      Tenant improvement and leasing costs - rental properties      (35,391)      (29,060)
      Increase in restricted cash and cash equivalents               (263)      (19,544)
      Return of investment in unconsolidated companies                1,589            --
      Investment in unconsolidated companies                             --      (127,422)
      Investment in residential development companies               (11,272)      (21,688)
      Escrow deposits - acquisition of investment properties            500            --
      Increase in notes receivable                                   (4,341)       (9,546)
                                                                  ---------     ---------
          Net cash provided by (used in) investing activities       195,763      (227,089)
                                                                  ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt financing costs                                          (19,008)      (12,864)
      Settlement of Forward Share Purchase Agreement                     --      (149,384)
      Borrowings under BankBoston Credit Facility                        --        51,920
      Payments under BankBoston Credit Facility                    (510,000)      (51,920)
      Borrowings under UBS Facility                                 902,819            --
      Payments under UBS Facility                                  (189,367)           --
      Notes Payable proceeds                                             --       490,000
      Notes Payable payments                                       (366,077)     (115,735)
      Capital proceeds - joint venture partner                      154,083            --
      Capital distributions - joint venture partner                 (10,681)       (1,753)
      Proceeds from exercise of share options                           973        17,922
      Treasury share repurchases                                   (154,819)           --
      6 3/4% Series A Preferred Share dividends                      (6,750)       (6,750)
      Dividends and unitholder distributions                       (145,886)     (152,347)
                                                                  ---------     ---------
          Net cash (used in) provided by financing activities      (344,713)       69,089
                                                                  ---------     ---------


DECREASE IN CASH AND CASH EQUIVALENTS                               (32,691)       (4,848)
CASH AND CASH EQUIVALENTS,
      Beginning of period                                            72,926       110,292
                                                                  ---------     ---------
CASH AND CASH EQUIVALENTS,
      End of period                                               $  40,235     $ 105,444
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

         The term "Company" includes, unless the context otherwise indicates, Crescent Equities, a Texas real estate investment trust, and all of its direct and indirect subsidiaries.

         The direct and indirect subsidiaries of Crescent Equities at June 30, 2000 include:

                  o CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP The "Operating Partnership."

                  o        CRESCENT REAL ESTATE EQUITIES, LTD.
                           The "General Partner" of the Operating Partnership.

                  o NINE SEPARATE LIMITED-PURPOSE LIMITED PARTNERSHIPS Eight of these limited partnerships were formed for the purpose of obtaining securitized debt and all or substantially all the economic interests in these partnerships are owned directly or indirectly by the Operating Partnership, with the remaining interests, if any, owned indirectly by Crescent Equities through eight separate corporations or limited liability companies described below. The ninth limited partnership was formed for the purpose of obtaining equity financing through the sale of preferred equity interests, with substantially all of the common equity interests owned directly by the Operating Partnership, the remaining common equity interests owned indirectly by Crescent Equities through a separate limited liability company described below, and all of the preferred equity interests owned by an unrelated third party.

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

         The following table shows, by subsidiary, the Properties such subsidiaries, directly or indirectly, owned as of June 30, 2000(1):

Operating Partnership:       25 Office Properties and The Park Shops at Houston Center

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

Crescent Real Estate         Greenway Plaza Office Properties and Renaissance Houston Hotel(2)
Funding III, IV and V, L.P.:
("Funding III, IV and V")

Crescent Real Estate         Canyon Ranch - Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate         70 Behavioral Healthcare Properties
Funding VII, L.P.:
("Funding VII")

Crescent Real Estate         21 Office Properties and four Hotel Properties
Funding VIII, L.P.:
("Funding VIII")

Crescent Real Estate         Chancellor Park, Denver Marriott City Center, Four Seasons - Houston, MCI Tower, Miami
Funding IX, L.P.:            Center, Reverchon Plaza, 44 Cook Street, 55 Madison and 6225 N. 24th Street
("Funding IX")

---------------------
(1) As of June 30, 2000, Crescent SH IX, Inc. owned 8,402,134 common shares of beneficial interest in Crescent Equities.
(2) Funding III owns nine of the 10 Office Properties in the Greenway Plaza Office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns Coastal Tower, the remaining Office Property in the Greenway Plaza Office portfolio.

SEGMENTS

         As of June 30, 2000, the Company's assets and operations were composed of five major investment segments:

         o        Office and Retail Segment;
         o        Hotel/Resort Segment;
         o        Residential Development Segment;
         o        Temperature-Controlled Logistics Segment; and
         o        Behavioral Healthcare Segment.

         Within these segments, the Company owned directly or indirectly the following real estate assets (the "Properties") as of June 30, 2000:

         o OFFICE AND RETAIL SEGMENT consisted of 80 office properties (collectively referred to as the "Office Properties") located in 28 metropolitan submarkets in seven states, with an aggregate of approximately 29.0 million net rentable square feet and three retail properties (collectively referred to as the "Retail Properties") with an aggregate of approximately
                  0.4 million net rentable square feet. See Note 16.
                  Dispositions.

         o HOTEL/RESORT SEGMENT consisted of five upscale business class hotels with a total of 2,168 rooms, three luxury spa resorts with a total of 566 rooms and two Canyon Ranch destination fitness resorts and spas that can accommodate up to 462 guests daily (collectively referred to as the "Hotel Properties"). All Hotel Properties, except the Omni Austin Hotel, are leased to subsidiaries of Crescent Operating, Inc. ("COPI"). The Omni Austin Hotel is leased to HCD Austin Corporation.

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Company's ownership of real estate mortgages and non-voting common stock representing interests ranging from 90% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, owned

                  19 residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Company's indirect 39.6% interest in three partnerships (collectively referred to as the "Temperature-Controlled Logistics Partnerships"), each of which owns one or more corporations or limited liability companies (collectively referred to as the "Temperature-Controlled Logistics Corporations") which, as of June 30, 2000, directly or indirectly owned 90 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 444.9 million cubic feet (17.8 million square feet).

         o BEHAVIORAL HEALTHCARE SEGMENT consisted of 70 properties in 22 states (collectively referred to as the "Behavioral Healthcare Properties"). Charter Behavioral Health Systems, LLC. ("CBHS") was formed to operate the behavioral healthcare business located at the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan Health Services, Inc. ("Magellan") and 90% by COPI and an affiliate of COPI. On February 16, 2000, CBHS and all of its subsidiaries that were subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. As of June 30, 2000, CBHS was continuing to operate 37 of the Behavioral Healthcare Properties, (the "Core Properties") and had ceased operations at the other 33 Behavioral Healthcare Properties (the "Non-Core Properties"). CBHS intends to cease operations at all of the Core Properties, either in connection with a sale of operating assets or by closing Core Properties. The Company intends to sell all of the Behavioral Healthcare Properties. Subsequent to June 30, 2000, the Company sold three Core Properties and two Non-Core Properties. The Company has entered into contracts or letters of intent to sell 26 additional Core Properties and nine additional Non-Core Properties and is actively marketing for sale the remaining eight Core Properties and 22 Non-Core Properties. See Note 15. CBHS and Note 16. Dispositions for a description of the current status of CBHS and the Company's investment in the Behavioral Healthcare Properties.

         See Note 6. Segment Reporting for a table showing total revenues, funds from operations and equity in net income of unconsolidated companies for each of these investment segments for the three and six months ended June 30, 2000 and 1999 and identifiable assets for each of these investment segments at June 30, 2000 and 1999.

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information, as well as in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133", which deferred the effective date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company elected to implement SFAS No. 133 in the third quarter of 1999. See Note 9. Cash Flow Hedges for a description of the impact of the cash flow hedges on the Company's financial statements for the six months ended June 30, 2000.

3. PROPERTIES HELD FOR DISPOSITION:

Office and Retail Segment

         In pursuit of management's objective to dispose of non-strategic or non-core assets, at June 30, 2000, the Company was actively marketing for sale its wholly owned interests in three Office Properties, which are included in the Net Investment in Real Estate of $3,344,963. The Properties are: 160 Spear located in San Francisco, California; Valley Centre located in Dallas, Texas; and Washington Harbour located in Washington, D.C. The carrying value of these Properties at June 30, 2000 was approximately $195,852. The Company has entered into contracts or letters of intent to sell the three Office Properties held for disposition at June 30, 2000. The Company anticipates completing the sales of these Properties by the end of the fourth quarter of 2000.

         The following table summarizes the condensed results of operations for the six months ended June 30, 2000 and 1999 for the three Office Properties held for disposition. Depreciation expense has not been recognized from the dates these Properties were classified as held for sale.

                             FOR THE SIX MONTHS ENDED JUNE 30,
                             ---------------------------------
                                    2000                1999
                              ----------          ----------
Revenue                       $   15,796          $   14,325
Operating Expenses                 4,963               4,250
                              ----------          ----------
Net Operating Income          $   10,833          $   10,075
                              ==========          ==========

Behavioral Healthcare Segment

         As of June 30, 2000, the Company owned 70 Behavioral Healthcare Properties, including 37 Core Properties and 33 Non-Core Properties. The carrying value for the 70 Behavioral Healthcare Properties at June 30, 2000 was approximately $212,126. The 37 Core Properties were classified as held for disposition at June 30, 2000, and no depreciation expense for these Properties has been recognized since May 25, 2000. The 33 Non-Core Properties were also classified as held for disposition at June 30, 2000, and no depreciation expense for these Properties was recognized for the six months ended June 30, 2000.

         Subsequent to June 30, 2000, the Company sold three Core Properties and two Non-Core Properties. The Company also has entered into contracts or letters of intent to sell 26 additional Core Properties and nine additional Non-Core Properties and is actively marketing for sale the remaining eight Core Properties and 22 Non-Core Properties.

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


                                                                FOR THE THREE MONTHS ENDED JUNE 30,
                                             -------------------------------------------------------------------------
                                                            2000                                   1999
                                             ----------------------------------     ----------------------------------
                                                          Wtd. Avg.   Per Share                  Wtd. Avg.   Per Share
                                              Income        Shares      Amount       Income       Shares      Amount
                                             ---------    ---------   ---------     ---------    ---------   ---------
BASIC EPS -
Net Income                                   $  36,062      115,368                 $  55,164      126,367
6 3/4% Series A Preferred Share dividends       (3,375)
Share repurchase agreement return                 (718)                                (3,375)
Forward share purchase
   agreement return                                 --                                 (2,165)
                                             ---------    ---------   ---------     ---------    ---------   ---------

Net income available to common
   shareholders                              $  31,969      115,368   $    0.28     $  49,624      126,367   $    0.39
                                             =========    =========   =========     =========    =========   =========

DILUTED EPS -
Net income available to common
   shareholders                              $  31,969      115,368   $    0.28     $  49,624      126,367   $    0.39

Effect of dilutive securities:
   Share and unit options                           --          973                        --        2,127
                                             ---------    ---------   ---------     ---------    ---------   ---------

Net income available to common
   shareholders                              $  31,969      116,341   $    0.27     $  49,624      128,494   $    0.39
                                             =========    =========   =========     =========    =========   =========

                                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                             -----------------------------------------------------------------------------
                                                             2000                                     1999
                                             ------------------------------------     ------------------------------------
                                                           Wtd. Avg.    Per Share                   Wtd. Avg.    Per Share
                                               Income       Shares       Amount        Income        Shares        Amount
                                             ---------     ---------    ---------     ---------     ---------    ---------
BASIC EPS -
Net Income before extraordinary item         $  91,112       118,487                  $  91,175       125,533
6 3/4% Series A Preferred Share dividends       (6,750)                                  (6,750)
Share repurchase agreement return               (2,794)                                      --
Forward share purchase
 agreement return                                   --                                   (4,317)
                                             ---------     ---------    ---------     ---------     ---------    ---------

Net income available to common
   shareholders before extraordinary
    item                                     $  81,568       118,487    $    0.69     $  80,108       125,533    $    0.64
Extraordinary item -
   extinguishment of debt                       (3,928)                     (0.03)           --                         --
                                             ---------     ---------    ---------     ---------     ---------    ---------
Net income available to common
   shareholders                              $  77,640       118,487    $    0.66     $  80,108       125,533    $    0.64
                                             =========     =========    =========     =========     =========    =========

DILUTED EPS -
Net income available to common
   shareholders before extraordinary
    item                                     $  81,568       118,487    $    0.69     $  80,108       125,533    $    0.64
Effect of dilutive securities:
   Share and unit options                           --           669                         --         2,138
                                             ---------     ---------    ---------     ---------     ---------    ---------

Net income available to common
   shareholders before extraordinary
    item                                     $  81,568       119,156    $    0.68     $  80,108       127,671    $    0.63
Extraordinary item -
   extinguishment of debt                       (3,928)                     (0.03)           --                         --
                                             ---------     ---------    ---------     ---------     ---------    ---------

Net income available to common
   shareholders                              $  77,640       119,156    $    0.65     $  80,108       127,671    $    0.63
                                             =========     =========    =========     =========     =========    =========

         The effect of the conversion of the 6 3/4% Series A Preferred Shares is not included in the computation of Diluted EPS for the three or six months ended June 30, 2000 or 1999, since the effect of their conversion is antidilutive.

5. SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS:

                                                                                     FOR THE SIX MONTHS
                                                                                       ENDED JUNE 30,
                                                                                   -----------------------
                                                                                     2000          1999
                                                                                   ---------     ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid .................................................................    $ 102,996     $  87,781

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Conversion of Operating Partnership units to common shares with resulting reduction in minority interest and increases in common shares and additional
   paid-in capital ............................................................    $     503     $   1,488
Issuance of Operating Partnership units in conjunction
    with settlement of an obligation ..........................................        2,125            --
Acquisition of partnership interests ..........................................           --         3,775
Unrealized net gain/(loss) on available-for-sale securities ...................       (3,562)       10,560
Forward Share Purchase Agreement Return .......................................           --         4,317
Share Repurchase Agreement Return .............................................        2,794            --
Increase of cash flow hedges to fair value ....................................        4,204            --
Equity investment in a tenant in exchange
     for office space/other investment ventures ...............................        4,485            --


6. SEGMENT REPORTING:

         The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" beginning with the year ended December 31, 1998. The Company currently has five major investment segments: the Office and Retail Segment; the Hotel/Resort Segment; the Residential Development Segment; the Temperature-Controlled Logistics Segment; and the Behavioral Healthcare Segment. Management organizes the segments within the Company based on property type for making operating decisions and assessing performance. Investment segments for SFAS No. 131 are determined on the same basis.

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

         NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events, except for those that are defined as "extraordinary items" under GAAP and gains or losses from sales of depreciable operating property. The Company has adopted the revised definition of FFO effective as of January 1, 2000. Under the prior definition of FFO, for the six months ended June 30, 1999, FFO was approximately $197,343, which excluded $15,000 paid in connection with the settlement and release of all claims between the Company and Station Casinos, Inc. ("Station") arising out of the agreement and plan of merger between the Company and Station. Because this settlement is not considered an "extraordinary item" under GAAP, FFO for the six months ended June 30, 1999 would have been approximately $182,343, which would have included the $15,000 settlement payment, if the revised definition of FFO had been in effect. The Company considers FFO an appropriate measure of performance for an equity REIT, and for its investment segments. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REITs because these REITs may apply the definition of FFO in a different manner than the Company.

         Selected financial information related to each segment at or for the three and six months ended June 30, 2000 and 1999 is presented below.

                                                            FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                               ENDED JUNE 30,              ENDED JUNE 30,
                                                          -----------------------     -----------------------
                                                             2000          1999          2000          1999
                                                          ---------     ---------     ---------     ---------
REVENUES:
   Office and Retail Segment                              $ 147,534     $ 155,713     $ 296,642     $ 305,735
   Hotel/Resort Segment                                      18,463        16,107        36,007        31,511
   Behavioral Healthcare Segment                              3,304        13,825         5,383        27,648
   Temperature-Controlled Logistics Segment                      --            --            --            --
   Residential Development Segment                               --            --            --            --
   Corporate and other                                        5,928         6,752        12,985        13,250
                                                          ---------     ---------     ---------     ---------
   TOTAL REVENUE                                          $ 175,229     $ 192,397     $ 351,017     $ 378,144
                                                          =========     =========     =========     =========

FUNDS FROM OPERATIONS:
   Office and Retail Segment                              $  87,213     $  92,373     $ 173,424     $ 181,479
   Hotel/Resort Segment                                      18,346        15,896        35,637        31,094
   Behavioral Healthcare Segment                              3,304        13,825         5,383        27,648
   Temperature-Controlled Logistics Segment                   7,630         9,208        17,117        17,488
   Residential Development Segment                           22,861        21,037        37,904        34,338
   Corporate and other adjustments:
    Interest expense                                        (51,836)      (44,917)     (104,086)      (87,398)
    6 3/4 Series A Preferred Share dividends                 (3,375)       (3,375)       (6,750)       (6,750)
    Other                                                     1,936         4,195         7,875         7,374
    Corporate general & administrative                       (4,082)       (3,816)       (9,327)       (7,930)
   Settlement of merger dispute                                  --            --            --       (15,000)
                                                          ---------     ---------     ---------     ---------
   TOTAL FUNDS FROM OPERATIONS                            $  81,997     $ 104,426     $ 157,177     $ 182,343
                                                          ---------     ---------     ---------     ---------

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO
   CONSOLIDATED NET INCOME:
   Depreciation and amortization of real estate assets    $ (30,353)    $ (32,149)    $ (60,145)    $ (65,026)
   Gain on property sales, net                                6,126            --        28,753            --
   Extraordinary item - extinguishment of debt                   --            --        (3,928)           --
   Unitholder minority interests                             (4,712)       (5,910)      (11,094)       (9,314)
   Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies:
          Office and Retail Properties                       (1,789)       (2,597)       (1,717)       (4,354)
          Temperature-Controlled Logistics Properties        (7,438)       (5,187)      (12,889)       (7,758)
          Residential Development Properties                (11,144)       (6,622)      (15,723)      (11,294)
          Corporate and other                                    --          (172)           --          (172)
          6 3/4 Series A Preferred Share dividends            3,375         3,375         6,750         6,750
                                                          ---------     ---------     ---------     ---------
NET INCOME                                                $  36,062     $  55,164     $  87,184     $  91,175
                                                          =========     =========     =========     =========

EQUITY IN NET INCOME OF UNCONSOLIDATED
   COMPANIES:
   Office and Retail Properties                           $     396     $      (5)    $   3,100     $   1,956
   Hotel/Resort Properties                                       --            --            --            --
   Behavioral Healthcare Properties                              --            --            --            --
   Temperature-Controlled Logistics Properties                  192         4,021         4,228         9,730
   Residential Development Properties                        11,717        14,415        22,181        23,044
   Other                                                      2,978           603         5,319           910
                                                          ---------     ---------     ---------     ---------
   TOTAL EQUITY IN NET INCOME OF
    UNCONSOLIDATED COMPANIES                              $  15,283     $  19,034     $  34,828     $  35,640
                                                          =========     =========     =========     =========

                                                                                         BALANCE AT JUNE 30,
                                                                                      ------------------------
IDENTIFIABLE ASSETS:                                                                     2000          1999
                                                                                      ----------    ----------
   Office and Retail Segment                                                          $3,035,973    $3,329,219
   Hotel/Resort Segment                                                                  527,495       457,391
   Behavioral Healthcare Segment                                                         212,126       382,600
   Temperature-Controlled Logistics Segment                                              298,522       285,791
   Residential Development Segment                                                       279,548       316,294
   Other                                                                                 345,208       455,455
                                                                                      ----------    ----------
   TOTAL IDENTIFIABLE ASSETS                                                          $4,698,872    $5,226,750
                                                                                      ==========    ==========

         At June 30, 2000, COPI was the Company's largest lessee in terms of total revenues. Total revenues received from COPI for the six months ended June 30, 2000 were approximately 9% of the Company's total revenues. COPI was the lessee of nine of the Hotel Properties for the six months ended June 30, 2000.

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

7. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

        The following is a summary of the Company's ownership in significant unconsolidated companies, or equity investments:


                                                                                         COMPANY'S OWNERSHIP
          ENTITY                                       CLASSIFICATION                    AS OF JUNE 30, 2000
-------------------------------------------- ------------------------------------- --------------------------------
Desert Mountain Development Corp.            Residential Development Corporation               95%(1)
The Woodlands Land Company, Inc.             Residential Development Corporation               95%(1)
Crescent Development Management Corp.        Residential Development Corporation               90%(1)
Mira Vista Development Corp.                 Residential Development Corporation               94%(1)
Houston Area Development Corp.               Residential Development Corporation               94%(1)
Crescent CS Holdings Corp.                           Crescent Subsidiary                       99%(2)
Crescent CS Holdings II Corp.                        Crescent Subsidiary                       99%(2)
The Woodlands Commercial                     Office and Retail (office/venture tech
    Properties Company, L.P.                            portfolio)(3)                           42.5%
Main Street Partners, L.P.                   Office and Retail (office property -
                                                       Bank One Center)                          50%
DBL Holdings, Inc.                                          Other                               97.4%
Metropolitan Partners, LLC                                  Other                                (4)
CRL Investments, Inc.                                       Other                                95%

---------------------
(1) See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Residential Development Properties Table included in that section for the Residential Development Corporation's ownership interest in the Residential Development Properties.
(2) The Crescent Subsidiaries have a 40% interest in each of the three Temperature-Controlled Logistics Partnerships, which own the Temperature-Controlled Logistics Corporations, which directly or indirectly own the Temperature-Controlled Logistics Properties. Accordingly, the Company has an indirect 39.6% interest in the Temperature-Controlled Logistics Properties. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Temperature Controlled Logistics Segment for additional information regarding the ownership of the Temperature-Controlled Logistics Properties.
(3)  See Note 3. Properties Held for Disposition - Other.
(4) The Company's $85,000 preferred member interest in Metropolitan Partners, LLC ("Metropolitan") at June 30, 2000 would equate to an approximately 20% equity interest. The investment has a cash flow preference of 7.5% until May 19, 2001 and may be redeemed by Metropolitan on or before May 19, 2001 for $85,000, plus an amount sufficient to provide a 9.5% internal rate of return to the Company. If Metropolitan does not redeem the preferred interest by May 19, 2001, the Company may convert the interest either into
     (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson Associates Realty Corporation ("Reckson") at a conversion price of $24.61.

        The Company reports its share of income and losses based on its ownership interest in its respective equity investments. The following summarized information for all unconsolidated companies is presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Temperature-Controlled Logistics Corporations," "Office and Retail" and "Other," as applicable, as of June 30, 2000.

                                                        BALANCE AT JUNE 30, 2000
                                         ------------------------------------------------------
                                                       TEMPERATURE-
                                          RESIDENTIAL  CONTROLLED
                                          DEVELOPMENT   LOGISTICS     OFFICE AND
BALANCE SHEETS:                          CORPORATIONS  CORPORATIONS     RETAIL         OTHER
                                         ------------  ------------   ----------     ----------
Real estate, net                          $  736,654    $1,329,227    $  407,394
Cash                                          43,352        22,281        18,421
Other assets                                 200,225        92,675(2)     37,998
                                          ----------    ----------    ----------
     Total assets                         $  980,231    $1,444,183    $  463,813
                                          ==========    ==========    ==========

Notes payable                             $  250,601    $  571,174    $  282,364
Notes payable to the Company                 152,708        11,333            --
Other liabilities                            345,444        82,339        11,773
Equity                                       231,478       779,337       169,676
                                          ----------    ----------    ----------
      Total liabilities and equity        $  980,231    $1,444,183    $  463,813
                                          ==========    ==========    ==========

Company's share of unconsolidated debt    $  101,180    $  226,185    $  131,545
                                          ==========    ==========    ==========

Company's investments in real
  estate mortgages and equity of
  unconsolidated companies               $   279,548    $  298,522    $   95,220     $  143,072
                                          ==========    ==========    ==========     ==========


                                             FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   ----------------------------------------------------------
                                                  TEMPERATURE-
                                    RESIDENTIAL    CONTROLLED
                                    DEVELOPMENT     LOGISTICS      OFFICE AND
SUMMARY STATEMENTS OF OPERATIONS:  CORPORATIONS   CORPORATIONS      RETAIL           OTHER
                                   ------------   ------------    -----------     -----------
Total revenues                      $   227,577    $    83,592    $    38,954
Expenses:
   Operating expense                    183,398         11,125(1)      11,831
   Interest expense                       3,231         23,872          9,147
   Depreciation and amortization          6,374         28,918         11,810
   Taxes                                  2,678          1,476             --
   Other expense                             --          2,625(2)          --
                                    -----------    -----------    -----------
Total expenses                          195,681         68,016         32,788
                                    -----------    -----------    -----------

Net income                          $    31,896    $    15,576    $     6,166
                                    ===========    ===========    ===========


Company's equity in net income
  of unconsolidated companies       $    22,181    $     4,228    $     3,100     $     5,319
                                    ===========    ===========    ===========     ===========

--------------
(1) Inclusive of the management fee paid to Vornado Realty Trust (1% per annum of the acquisition price of assets plus cost of development properties.
(2) During the three months ended June 30, 2000, the tenant of the Temperature-Controlled Logistics Properties elected to defer approximately $6,700 of rent, of which the Company's share was approximately $2,700. During the three months ended June 30, 2000, the Temperature-Controlled Logistics Corporations recorded a rent receivable valuation allowance of approximately $4,000, of which the Company's portion was approximately $1,600. The reserve was recorded in connection with the probable restructuring of the leases.

8. NOTES PAYABLE AND BORROWINGS UNDER UBS FACILITY:

The following is a summary of the Company's debt financing at June 30, 2000:

                                                                                                                         BALANCE
                                                                                                                      OUTSTANDING AT
                                                                                                                      JUNE 30, 2000
                                                                                                                      --------------
SECURED DEBT

  UBS Term Loan II(1) (see description of UBS Facility below) .......................................................    $326,677

  AEGON Note(2) due July 1, 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Funding III, IV and V
  Properties ........................................................................................................     276,394

  UBS Line of Credit(1) (see description of UBS Facility below) .....................................................     240,000

  LaSalle Note I(3) bears interest at 7.83% with an initial seven-year interest-only term (through
  August 2002), followed by principal amortization based on a 25-year amortization schedule
  through maturity in August 2027, secured by the Funding I Properties ..............................................     239,000

  BankBoston Term Note II(4) due August 31, 2003, bears interest at the 30-day LIBOR rate plus
  400 basis points (at June 30, 2000, the interest rate was 10.69%) with a four-year interest
  only term, secured by equity interests in Funding I and II ........................................................     200,000

  JP Morgan Mortgage Note(5) due October 1, 2016, bears interest at a fixed rate of 8.31% with a two-year interest-only term (through October 2001), followed by principal amortization based on a 15-year amortization schedule through maturity in October 2016, secured by the Houston
  Center mixed-use Office Property complex ..........................................................................     200,000

  LaSalle Note II(6) bears interest at 7.79% with an initial seven-year interest-only term (through
  March 2003), followed by principal amortization based on a 25-year amortization schedule
  through maturity in August 2028, secured by the Funding II Properties .............................................     161,000

  UBS Term Loan I(1) (see description of UBS Facility below) ........................................................     146,775

  SFT Whole Loans, Inc. ("SFT") Note due September 30, 2001, bears interest at
  30-day LIBOR plus 1.75% (at June 30, 2000, the rate was 8.39%) with an
  interest-only term, secured by the Fountain Place Office Property .................................................      97,123

  CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured
  by the MCI Tower Office Property and Denver Marriott City Center Hotel Property ...................................      63,500

  Metropolitan Life Note V due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran
  Center Office Property ............................................................................................      39,464

  Northwestern Life Note due January 2003, bears interest at 7.66% with an interest-only term,
  secured by the 301 Congress Avenue Office Property ................................................................      26,000

  Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule, secured by five of The
  Woodlands Office Properties .......................................................................................      11,260

                                                                                                     BALANCE
                                                                                                  OUTSTANDING AT
                                                                                                  JUNE 30, 2000
                                                                                                  --------------
SECURED DEBT

  Nomura Funding VI Note(7) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in
  July 2020, secured by the Funding VI Property ................................................         8,397


  Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and
  interest payments based on a 15-year amortization schedule, secured by a parcel of land ......           714

UNSECURED DEBT
  2007 Notes(8) bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due
  September 2007 ...............................................................................       250,000

  2002 Notes(8) bear interest at a fixed rate of 7.00% with a five-year interest-only term, due
  September 2002 ...............................................................................       150,000
                                                                                                    ----------

       Total Notes Payable .....................................................................    $2,436,304
                                                                                                    ==========

-----------------
(1) Effective January 31, 2000, the Company entered into the UBS Facility, which was amended on May 10, 2000 and May 18, 2000, and, as amended, consists of three tranches: the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II. For a further description of the UBS Facility, see "UBS Facility" below.
(2) The outstanding principal balance of this note at maturity will be approximately $223,000.
(3) In August 2007, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,000.
(4) This loan is secured by partnership interests in two pools of underleveraged assets. On February 1, 2000, the Company renegotiated certain terms and covenants under this note. As a result, the interest rate on the underlying note increased to 30-day LIBOR plus 400 basis points. The Company entered into a four-year $200,000 cash flow hedge agreement effective September 1, 1999 with Salomon Brothers Holding Company, Inc. ("Salomon") in a separate transaction related to the BankBoston Term Note
     II. See Note 9. Cash Flow Hedges.
(5) At the end of seven years (October 2006), the interest rate will adjust based on current interest rates at that time. It is the Company's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $179,000.
(6) In March 2006, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,000.
(7) The Company has the option to defease the note, by purchasing Treasury obligations in an amount sufficient to pay the note, without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty at that date.
(8)  The notes were issued in an offering registered with the SEC.

         Below are the aggregate principal amounts due as of June 30, 2000 under the UBS Facility and other indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.

                   SECURED       UNSECURED       TOTAL
                  ----------    ----------    ----------
 (in thousands)
2000              $    2,602    $       --    $    2,602
2001                 113,891            --       113,891
2002                  73,913       150,000       223,913
2003                 627,835            --       627,835
2004                 343,533            --       343,533
Thereafter           874,530       250,000     1,124,530
                  ----------    ----------    ----------
                  $2,036,304    $  400,000    $2,436,304
                  ==========    ==========    ==========


UBS FACILITY

        On February 4, 2000, the Company repaid and retired the Company's prior credit facility with BankBoston, N.A. (the "BankBoston Credit Facility") and the BankBoston Term Note I primarily with the proceeds of the UBS Facility. The UBS Facility is a secured, variable-rate facility that is currently funded by a syndicate of 23 banks and institutions led by UBS AG ("UBS") and Fleet Boston Financial ("Fleet"). The borrowing capacity under the UBS Facility is currently limited to $760,245. The UBS Facility was entered into effective January 31, 2000 and amended on May 10, 2000 and May 18, 2000, and, as amended, consists of three tranches: the UBS Line of Credit, a three-year $300,000 revolving line of credit (currently limited to $286,793 of borrowing capacity); the UBS Term Loan I, a $146,775 three-year term loan; and the UBS Term Loan II, a $326,677 four-year term loan. Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at June 30, 2000, were approximately $240,000, $146,775 and $326,677, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. As of June 30, 2000, the interest rate on the UBS Line of Credit and UBS Term Loan I was 9.18% and the interest rate on the UBS Term Loan II was 9.43%. In order to mitigate its exposure to variable-rate debt, the Company has entered into two cash flow hedge agreements related to a portion of the UBS Facility. See Note 9. Cash Flow Hedges for a description of these agreements. During the six months ended June 30, 2000, the Company sold six Office Properties securing the UBS Facility. The net proceeds of the sale of these Properties were used to repay amounts outstanding under the UBS Facility. As of June 30, 2000, the UBS Facility was secured by 34 Office Properties and four Hotel Properties. The UBS Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on allocated property values and debt service coverage ratios, and, with respect solely to Funding VIII, limitations on additional secured and total indebtedness, distributions, additional investments and the incurrence of additional liens. The Company was in compliance with all covenants related to the UBS Facility for the June 30, 2000 reporting period.

9. CASH FLOW HEDGES:

         The Company does not use derivative financial instruments for trading purposes, but utilizes them to manage exposure to variable-rate debt. The Company accounts for its derivative instruments under SFAS No. 133, which was adopted in the third quarter of 1999.

         On September 1, 1999, the Company entered into a four-year cash flow hedge agreement with Salomon for a notional amount of $200,000 relating to the BankBoston Term Note II. As a result of the cash flow hedge agreement, the interest rate on the underlying note, which currently has a floating interest rate of 30-day LIBOR plus 400 basis points, has been effectively converted to a fixed interest rate of 10.18% through maturity. During the six months ended June 30, 2000, the cash flow hedge agreement with Salomon resulted in a reduction of approximately $34 of interest expense.

         Effective February 4, 2000, the Company entered into a three-year cash flow hedge agreement with Fleet, for a notional amount of $200,000, relating to a portion of the UBS Term Loan I and the UBS Line of Credit. As a result, the interest rate on $200,000 of the amount due under the UBS Term Loan I and the UBS Line of Credit, which were originally issued at a floating interest rate of LIBOR plus 250 basis points, was effectively converted to a fixed interest rate of 9.61% through maturity. During the six months ended June 30, 2000, the cash flow hedge agreement with Fleet resulted in approximately $781 of additional interest expense.

         Effective April 18, 2000, the Company entered into a four-year cash flow hedge agreement with Fleet, for a notional amount of $100,000, relating to a portion of the UBS Term Loan II. As a result, the interest rate on $100,000 of this loan, which was originally issued at a floating interest rate of LIBOR plus 275 basis points, was effectively converted to a fixed interest rate of 9.51% through maturity. Fleet has an option to terminate the agreement at the end of the third year of the agreement. During the six months ended June 30, 2000, the cash flow hedge agreement with Fleet resulted in approximately $77 of additional interest expense.

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

11. MINORITY INTEREST:

         Minority interest represents (i) the limited partner interests owned by limited partners in the Operating Partnership ("units"), and (ii) joint venture and preferred equity interests held by third parties in other consolidated subsidiaries. Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent Equities' percentage interest in the Operating Partnership increases. During the six months ended June 30, 2000, there were 28,562 units exchanged for 57,124 common shares of Crescent Equities.

12. SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY:

         During the six months ended June 30, 2000, the Company formed Funding IX and contributed seven Office Properties and two Hotel Properties to Funding
IX. The Company owns 100% of the voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of June 30, 2000, the Company had sold $160,000 of non-voting, redeemable preferred Class A Units in Funding IX to GMAC Commercial Mortgage Corporation ("GMACCM"). The Class A Units receive a preferred variable-rate dividend currently calculated at 30-day LIBOR plus 450 basis points, or approximately 11.2% per annum as of June 30, 2000, and are redeemable at the option of the Company at the original purchase price. Subsequent to June 30, 2000, the Company sold an additional $90,000 of Class A Units in Funding IX to GMACCM. The Company has the right to sell to GMACCM an additional $25,000 of Class A Units, for an aggregate of $275,000, on or before August 11, 2000.

         As of August 9, 2000, $233,740 of the net proceeds of $240,941 from the sale of the Class A Units had been used to repurchase 12,388,823 of the Company's outstanding common shares. See Note 13. Shareholders' Equity - Share Repurchase Program. The repurchased common shares are consolidated as treasury shares in accordance with GAAP. However, these shares will be held in a wholly-owned subsidiary of the Company until the Class A Units are redeemed. Distributions will continue to be paid on the repurchased common shares and will be used to pay dividends on the Class A Units.

         The Company is actively marketing the Office Properties held by Funding IX for joint venture and will use the proceeds from any joint venture of a Property held by Funding IX to redeem the Class A Units.

13. SHAREHOLDERS' EQUITY:

SHARE REPURCHASE PROGRAM

         On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of its outstanding common shares from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"), in an amount not to exceed $500,000.

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

         The Company commenced its Share Repurchase Program in March 2000. During the six months ended June 30, 2000, the Company repurchased 4,400,030 common shares in the open market at an average price of $19.19 per common share for an aggregate of approximately $84,418. Subsequent to June 30, 2000, the Company repurchased 2,220,200 common shares in the open market at an average price of $21.94 per common share for an aggregate of $48,701.

         In addition, during the six months ended June 30, 2000, the Company repurchased 4,042,691 common shares at an average price of $17.49 per common share for an aggregate of approximately $70,712, under the "Share Repurchase Agreement" with UBS. This amount includes 20,301 common shares purchased outside of the Share Repurchase Program in connection with a management incentive plan. On July 5, 2000, the Company fulfilled its settlement obligations under the Share Repurchase Agreement with UBS by repurchasing the remaining 1,766,489 common shares at an average cost of $17.33 per common share for an aggregate cost of approximately $30,621. See "Share Repurchase Agreement" below for a description of the agreement.

         The purchase of 12,429,410 common shares was primarily financed with the proceeds of the sale of Class A Units in Funding IX. See Note 12. Sale of Preferred Equity Interests in Subsidiary.

SHARE REPURCHASE AGREEMENT

         On November 19, 1999, the Company entered into an agreement with UBS to purchase a portion of its common shares from UBS. As of December 31, 1999, the Company was obligated to purchase 4,789,580 common shares, or approximately $84,100 of the Company's common shares. The agreement was amended on January 4, 2000, increasing the number of common shares the Company was obligated to purchase from UBS by January 4, 2001 to 5,809,180 common shares, or approximately $101,000 of the Company's common shares (as amended, the "Share Repurchase Agreement"). The price the Company was obligated to pay for the common shares was calculated based on the average cost of the common shares purchased by UBS in connection with the Share Repurchase Agreement plus a return to UBS of 30-day LIBOR plus 250 basis points, minus an adjustment for the Company's distributions during the term of the Share Repurchase Agreement. The guaranteed rate of return to UBS under the agreement is equal to 30-day LIBOR plus 250 basis points.

         The Company had the option to settle the Share Repurchase Agreement in cash or common shares. During the six months ended June 30, 2000, the Company purchased 4,042,691 common shares from UBS at an average cost of $17.49 per common share. On July 5, 2000, the Company fulfilled its settlement obligations under the Share Repurchase Agreement with UBS by purchasing the remaining 1,766,489 common shares from UBS at an average cost of $17.33 per common share. The Company has no further obligation under the Share Repurchase Agreement. The purchases were funded primarily through the sale of Class A Units in Funding IX. See Note 12. Sale of Preferred Equity Interests in Subsidiary.

DISTRIBUTIONS

Common Shares

         On February 17, 2000, the Company paid a cash dividend on its common shares and unitholder distribution of $74,542, or $0.55 per share and equivalent unit to shareholders and equivalent unitholders of record on January 28, 2000. The dividend represented an annualized dividend of $2.20 per share and equivalent unit.

         On May 15, 2000, the Company paid a cash dividend on its common shares and unitholder distribution of $74,628, or $0.55 per share and equivalent unit, to shareholders and equivalent unitholders of record on April 28, 2000. The dividend represented an annualized dividend of $2.20 per share and equivalent unit.

         On July 14, 2000, the Company declared a cash dividend on its common shares and unitholder distribution of $74,675, or $0.55 per share and equivalent unit, to shareholders and equivalent unitholders of record on July 31, 2000. The dividend represents an annualized dividend of $2.20 per share and equivalent unit and is payable on August 15, 2000.

Preferred Shares

         On February 17, 2000, the Company paid a cash dividend on its 6 3/4% Series A Preferred Shares of $3,375, or $0.421875 per share, to shareholders of record on January 28, 2000. The dividend represented an annualized dividend of $1.6875 per preferred share.

         On May 15, 2000, the Company paid a cash dividend on its 6 3/4% Series A Preferred Shares of $3,375, or $0.421875 per share, to shareholders of record on April 28, 2000. The dividend represented an annualized dividend of $1.6875 per preferred share.

         On July 14, 2000, the Company declared a cash dividend on its 6 3/4% Series A Preferred Shares of $3,375, or $0.421875 per share, to shareholders of record on July 31, 2000. The dividend represents an annualized dividend of $1.6875 per preferred share and is payable on August 15, 2000.

14. RELATED PARTY INVESTMENT:

       As of June 30, 2000, the Company, upon the approval of the independent members of its Board of Trust Managers, had contributed approximately $23,800 of a $25,000 commitment to DBL Holdings, Inc. ("DBL"). The total contribution will be made through a combination of loans and equity investments. The Operating Partnership has a 97.4% non-voting interest in DBL.

       The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., a wholly-owned subsidiary, which committed to purchase $25,000 of limited partnership interests in G2 Opportunity Fund, LP ("G2"), representing a limited partnership interest of approximately 12.5%. DBL-ABC, Inc. is committed to contribute the balance of $1,200 upon demand of the general partner of G2. G2 was formed for the purpose of investing in commercial mortgage backed securities and is managed by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, and Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, each own 50% of the entity that ultimately controls GMSP. Mr. Rainwater is a limited partner of GMSP. At June 30, 2000, DBL's primary holdings consisted of the 12.5% investment in G2.

15. CBHS:

        As of December 31, 1999, the Company owned 88 behavioral healthcare properties, all of which were leased by the Company to CBHS under a master lease. CBHS's business has been negatively affected by many factors, including adverse industry conditions, and on February 16, 2000, CBHS and all of its subsidiaries that were subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware.

        Payment and treatment of rent for the Behavioral Healthcare Properties is subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding. The Company received approximately $3,304 and $5,383 in rent from CBHS during the three and six months ended June 30, 2000, respectively.

        The Company sold 18 behavioral healthcare properties during the six months ended June 30, 2000, generating approximately $11,273 and $49,573 in net proceeds, during the three and six months ended June 30, 2000, respectively.

        As of June 30, 2000, the Behavioral Healthcare Segment consisted of 70 Behavioral Healthcare Properties in 22 states. CBHS was continuing to operate the 37 Core Properties and had ceased operations at the 33 Non-Core Properties as of June 30, 2000. CBHS intends to cease operations at all of the Core Properties, either in connection with a sale of operating assets or by closing Core Properties. The Company intends to sell all of the Behavioral Healthcare Properties.

        Subsequent to June 30, 2000, the Company sold three Core Properties and two Non-Core Properties. The Company also has entered into contracts or letters of intent to sell 26 additional Core Properties and nine additional Non-Core Properties and is actively marketing for sale the remaining eight Core Properties and 22 Non-Core Properties.

16. DISPOSITIONS:

Office & Retail Segment

        During the six months ended June 30, 2000, the Company completed the sale of nine wholly owned Office Properties. The sale of the nine Office Properties generated approximately $198,478 of net proceeds. The proceeds were used primarily to pay down debt. The Company recognized a net gain, which is included in Gain on Property Sales, Net, of approximately $9,644 related to the sale of eight of the nine Office Properties during the six months ended June 30, 2000. During the year ended December 31, 1999, the Company recognized an impairment loss of approximately $16,800 on one Office Property which was sold during the six months ended June 30, 2000. The Company also recognized an impairment loss, which is included in Gain on Property Sales, Net, of approximately $5,000 during the six months ended June 30, 2000 on one of the nine Properties sold. The impairment losses represented the differences between the carrying values of the Office Properties and the sales prices less costs of the sales.

Behavioral Healthcare Segment

        During the six months ended June 30, 2000, the Company completed the sale of 18 behavioral healthcare properties previously classified as held for disposition. The sales generated approximately $49,573 in net proceeds and a net gain of approximately $14,717 for the six months ended June 30, 2000. Subsequent to June 30, 2000, the Company sold three Core Properties and two Non-Core Properties. The sales generated approximately $21,725 in net proceeds and a net gain of approximately $3,917. The net proceeds from the sale of the 18 behavioral healthcare properties sold during the six months ended June 30, 2000 and the three Core Properties and two Non-Core Properties sold subsequent to June 30, 2000 were used primarily to pay down variable-rate debt. The Company has also entered into contracts or letters of intent to sell 26 additional Core Properties and nine additional Non-Core Properties.

Other

         The Woodlands Commercial Properties Company, L.P., owned by the Company and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain property assets (retail and office/venture tech portfolio) located in The Woodlands. The sale of the retail portfolio, including the Company's four Retail Properties located in The Woodlands, closed on January 5, 2000, and generated approximately $49,800 of net proceeds, of which the Company's portion was approximately $37,300. The Woodlands Retail Properties were sold at a net gain of approximately $9,000, of which the Company's portion was approximately $6,900. The proceeds to the Company were used primarily to pay down debt.

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

               o The Company's ability to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration on favorable terms;

               o The Company's ability to locate purchasers and close sales of the Behavioral Healthcare Properties;

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

         The following sections include information for each of the Company's investment segments for the six months ended June 30, 2000.

OFFICE AND RETAIL SEGMENT

         The following tables show the same-store net operating income growth for the approximately 27.5 million square feet of Office Property space owned as of June 30, 2000, which excludes approximately 1.5 million square feet of Office Property space at Bank One Center, in which the Company owns a 50% non-controlling interest.

                                FOR THE THREE MONTHS ENDED JUNE 30,        FOR THE SIX MONTHS ENDED JUNE 30,
                              --------------------------------------    --------------------------------------
                                                          PERCENTAGE/                               PERCENTAGE/
                                                            POINT                                     POINT
                                                           INCREASE                                  INCREASE
                                  2000          1999      (DECREASE)       2000          1999       (DECREASE)
                              ----------    ----------    ----------    ----------    ----------    ----------
     (IN MILLIONS)
Same-store Revenues           $    142.3    $    137.0           3.9%   $    282.0    $    272.9           3.3%
Same-store Expenses                 60.0          58.8           2.0%        120.3         117.1           2.7%
                              ----------    ----------                  ----------    ----------
Net Operating Income          $     82.3    $     78.2           5.2%   $    161.7    $    155.8           3.8%
                              ==========    ==========                  ==========    ==========

Weighted Average Occupancy          92.1%         92.1%          -- pt        91.6%         92.7%         (1.1)pt(1)

----------

(1) This decline in weighted average occupancy is due to three significant lease expirations totaling 524,000 square feet; two at year-end 1999 and one in the first quarter of 2000. As of August 9, 2000, approximately 79% of the expiring space has been re-leased, with commencement dates over the next two quarters.

         The following table shows renewed or re-leased leasing activity and the percentage increase of leasing rates for signed leases compared to expiring leasing rates at the Company's Office Properties owned as of June 30, 2000.

                                         FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                 ----------------------------------------------------------
                                        SIGNED                EXPIRING           PERCENTAGE
                                        LEASES                 LEASES             INCREASE
                                 --------------------   --------------------     ----------
Renewed or re-leased (1)          575,000 sq. ft.            N/A                    N/A
Weighted average full-
     service rental rate (2)     $  25.14 per sq. ft.   $20.43 per sq. ft.         23.1%
FFO annual net effective
     rental rate (3)             $  15.93 per sq. ft.   $11.23 per sq. ft.         41.9%


                                          FOR THE SIX MONTHS ENDED JUNE 30, 2000
                              ------------------------------------------------------------------
                                    SIGNED                     EXPIRING            PERCENTAGE
                                    LEASES                      LEASES              INCREASE
                              --------------------        --------------------    --------------
Renewed or re-leased (1)        1,394,000 sq. ft.                 N/A                 N/A
Weighted average full-
     service rental rate (2)       $24.77 per sq. ft.     $20.98 per sq. ft.         18.1%
FFO annual net effective
     rental rate (3)               $15.53 per sq. ft.     $11.74 per sq. ft.         32.3%

----------

(1)  All of which have commenced or will commence during the next twelve months.
(2) Including free rent, scheduled rent increases taken into account under GAAP and expense recoveries.
(3) Calculated as weighted average full-service rental rate minus operating expenses.

HOTEL/RESORT SEGMENT

     The following table shows weighted average occupancy, average daily rate and revenue per available room/guest for the Hotel Properties for the three and six months ended June 30, 2000 and 1999.


                                         FOR THE THREE MONTHS ENDED JUNE 30,    FOR THE SIX MONTHS ENDED JUNE 30,
                                         ------------------------------------   ------------------------------------
                                                                  PERCENTAGE/                            PERCENTAGE/
                                                                    POINT                                  POINT
                                                                   INCREASE                               INCREASE
                                           2000         1999      (DECREASE)      2000         1999      (DECREASE)
                                         --------     --------     --------     --------     --------     --------
UPSCALE BUSINESS CLASS HOTELS:
Weighted average occupancy                     78%          71%           7 pt        76%          72%         4 pt
Average daily rate                       $    134     $    130            3 %   $    132     $    129          2 %
Revenue per available room               $    105     $     92           14 %   $    101     $     94          7 %

LUXURY SPA RESORTS:
Weighted average occupancy                     66%          69%          (3)pt        71%          74%        (3)pt
Average daily rate                       $    272     $    205           33 %   $    319     $    263         21 %
Revenue per available room               $    179     $    141           27 %   $    226     $    195         16 %

DESTINATION FITNESS RESORTS AND SPAS:
Weighted average occupancy (1)                 85%          87%          (2)pt        88%          89%        (1)pt
Average daily rate (2)                   $    583     $    529           10 %   $    587     $    537          9 %
Revenue per available guest (3)          $    482     $    446            8 %   $    503     $    464          8 %
                                         --------     --------     --------     --------     --------     --------

TOTAL HOTEL PROPERTIES:
Weighted average occupancy                     77%          73%           4 pt        77%          75%         2 pt
Average daily rate                       $    228     $    213            7 %   $    239     $    224          7 %
Revenue per available room/guest         $    175     $    155           13 %   $    183     $    167         10 %

---------------------

(1) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights, which is the maximum number of guests that the resort can accommodate per night, for the period.
(2) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.
(3) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

         The following table shows pro-forma Hotel Property same-store rental income for the three and six months ended June 30, 2000 and 1999, for the nine Hotel Properties owned as of January 1, 1999. Pro-forma rental income includes weighted average base rent with scheduled rent increases that would be taken into account under GAAP, and percentage rent. Management believes that the pro-forma rental income, which includes the effect of the change in accounting for contingent rental revenues that was adopted January 1, 2000, is the best measure of same-store rental income growth for both periods.

                                       FOR THE THREE MONTHS ENDED JUNE 30,  FOR THE SIX MONTHS ENDED JUNE 30,
                                       ----------------------------------   ---------------------------------
                                                               PERCENTAGE                          PERCENTAGE
                                          2000        1999      INCREASE      2000        1999      INCREASE
                                        --------    --------    --------    --------    --------    --------
          (IN THOUSANDS)
Upscale Business Class Hotels           $  7,307    $  6,455          13%   $ 13,728    $ 12,885           7%
Luxury Spa Resorts                         6,586       6,227           6      13,049      11,707          11 (1)
Destination Fitness Resorts and Spas       3,272       3,182           3       6,635       6,245           6
                                        --------    --------    --------    --------    --------    --------
All Hotel Properties                    $ 17,165    $ 15,864           8%   $ 33,412    $ 30,837           8%
                                        ========    ========    ========    ========    ========    ========


----------

(1) Of the 11% same-store rental income growth, approximately 7 percentage points are due to the $21.0 million expansion project and favorable operations at Sonoma Mission Inn and Spa.

RESIDENTIAL DEVELOPMENT SEGMENT

         The Company owns economic interests in five Residential Development Corporations through the residential development property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, own interests in 19 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties. Management plans to maintain the Residential Development segment at its current investment level and reinvest returned capital into residential development projects that it expects to achieve comparable rates of return.

The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:


                                      FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                         ENDED JUNE 30,                  ENDED JUNE 30,
                                    ------------------------        ------------------------
                                      2000            1999            2000            1999
                                    --------        --------        --------        --------
Residential lot sales                    449             407           1,012             918
Average sales price per lot         $ 43,622        $ 48,031        $ 45,053        $ 48,789
Commercial land sales                      6 acres        19 acres        27 acres        27 acres
Average sales price per acre        $427,649        $289,375        $337,952        $316,019


     o Residential lot sales increased by 94 lots or 10%, for the six months ended June 30, 2000 compared to the same period in 1999.

     o The Woodlands estimates that additional sales of approximately 1,100 residential lots and 60 acres of commercial land will close during the remainder of 2000.

     o Future buildout of The Woodlands is estimated at approximately 13,500 residential lots and approximately 1,900 acres of commercial land, of which approximately 1,100 residential lots and 1,350 acres are currently in inventory.

Desert Mountain Properties Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:


                                        FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                           ENDED JUNE 30,                   ENDED JUNE 30,
                                      ------------------------        ------------------------
                                        2000            1999            2000            1999
                                      --------        --------        --------        --------
Residential lot sales                       73              88             117             124
Average sales price per lot(1)        $635,000        $594,000        $597,000        $548,000

----------

(1) Including equity golf memberships.

     o The average sales price per lot increased by $49,000 or 9%, as a reflection of a higher price product mix sold in the six months ended June 30, 2000 compared to the same period in 1999.
     o Future buildout of Desert Mountain is estimated to be in excess of 500 residential lots, of which approximately 180 are currently in inventory.

Crescent Development Management Corporation ("CDMC"), Beaver Creek, Colorado:


                                       FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                          ENDED JUNE 30,              ENDED JUNE 30,
                                       --------------------        --------------------
                                        2000          1999          2000          1999
                                       ------        ------        ------        ------
Active projects                            13             5            13             5
Residential lot sales                      21            --            26             6
Townhome sales                             --             8             2            21
Single-family home sales                    3             2             4             4
Equivalent timeshare unit sales            --             1            --             5
Condominium sales                           5            --             6            --
Total Revenue (in millions)            $ 22.0        $ 21.3        $ 52.1        $ 47.2


o CDMC experienced 10% growth in total revenue for the six months ended June 30, 2000 compared to the same period in 1999.
o In April 1999, a partnership in which CDMC has a 64% economic interest completed the purchase of Riverfront Park (previously known as "The Commons"), a master planned residential development on 23 acres in the Central Platte Valley near downtown Denver, Colorado for approximately $25.0 million. The development of Riverfront Park began in May 2000. The first phase consists of condominiums and lofts with prices ranging from $0.2 million to $2.1 million. Park Place, the first residential project in this first phase, consists of 71 lofts for which pre-selling commenced in January 2000. As of June 30, 2000, contracts had been signed on 93% of the lofts. Pre-selling had also commenced on the 58 Park Tower condominiums and the 53 Promenade lofts, which are also first phase developments. As of June 30, 2000, contracts had been signed on 45% of the condominiums and 66% of the lofts. As of June 30, 2000, the partnership had also entered into contracts relating to the sale of 8.3 acres of Riverfront Park, which are expected to close by the end of the fourth quarter of 2000.
o Development of Main Street Station, a premier slope-side residential development in Breckenridge, Colorado, began in April 2000. All of the 82 condominiums are pre-sold with prices ranging from $0.2 million to $1.1 million per unit.
o CDMC estimates the following sales for the year 2000 from its 13 active projects: 357 residential lots, 15 townhomes, 41 condominiums, and one single-family home.
o As of June 30, 2000, contracts relating to 85% of the sales anticipated during the full year 2000 had been executed.

Mira Vista Development Corp. ("Mira Vista"), Fort Worth, Texas:

                                         FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                            ENDED JUNE 30,                 ENDED JUNE 30,
                                       ------------------------        ------------------------
                                         2000            1999            2000            1999
                                       --------        --------        --------        --------
Residential lot sales                         8              11              19              19
Average sales price per lot (1)        $107,000        $118,000        $ 96,000        $124,000


-----------------------
(1) Decrease in average sales price per lot between years is due to a change in product mix.

Houston Area Development Corp. ("Houston Area Development"), Houston, Texas:

                                    FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                        ENDED JUNE 30,               ENDED JUNE 30,
                                   ----------------------        ----------------------
                                    2000           1999           2000           1999
                                   -------        -------        -------        -------
Residential lot sales                   56             67            111            113
Average sales price per lot        $26,000        $30,000        $27,000        $29,000


TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of June 30, 2000, the Company held an indirect 39.6% interest in the Temperature-Controlled Logistics Partnerships, which own the Temperature-Controlled Logistics Corporations, which directly or indirectly own the Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, which is owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COPI, in which the Company has no interest. COPI holds an indirect 0.4% interest in the Temperature-Controlled Logistics Partnerships, through its ownership of a 1% economic interest, representing all of the voting common stock, in each of the Crescent Subsidiaries. COPI has an option to require the Company to purchase COPI's interest in each of the Crescent Subsidiaries at such time as the purchase would not, in the opinion of counsel to the Company, adversely affect the status of Crescent Equities as a REIT, for an aggregate price, payable by the Company, of approximately $3.8 million.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, entered into triple-net master leases of the Temperature-Controlled Logistics Properties with certain of the Temperature-Controlled Logistics Corporations. Each of the Temperature-Controlled Logistics Properties is subject to one or more of the leases, each of which has an initial term of 15 years, subject to two, five-year renewal options. Under the leases, AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance, and repair of the properties as well as capital expenditures for the properties in excess of $5.0 million annually. For the six months ended June 30, 2000, rental revenues were approximately $83.6 million (inclusive of deferred rent), of which base rent represented approximately 80%. AmeriCold Logistics has the right to defer a portion of the rent for the Properties for up to three years beginning on March 12, 1999, to the extent that available cash, as defined in the leases, is insufficient to pay such rent. As of December 31, 1999, AmeriCold Logistics had deferred approximately $5.4 million of rent, of which the Company's share was approximately $2.1 million. During the three months ended June 30, 2000, AmeriCold Logistics deferred approximately $6.7 million of rent, of which the Company's share was approximately $2.7 million. During the three months ended June 30, 2000, the Temperature-Controlled Logistics Corporations recorded a rent receivable valuation allowance of approximately $4.0 million, of which the Company's portion was approximately $1.6 million. The reserve was recorded in connection with the probable restructuring of the leases.

         Management believes that earnings before interest, taxes, depreciation and amortization and rent ("EBITDAR") is a useful financial performance measure for assessing the relative stability of the financial condition of AmeriCold Logistics. The following table shows EBITDAR and lease payments for AmeriCold Logistics for the six months ended June 30, 2000 and 1999.


                     FOR THE SIX
                     MONTHS ENDED
                      JUNE 30,
                     ------------
                         2000
                      ----------
EBITDAR(1)            $  78.0
Lease Payment         $  83.6 (2)

----------

(1) EBITDAR does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.
(2) Includes deferred rent of $6.7 million.

o During the first quarter of 2000, the Temperature-Controlled Logistics Corporations completed and opened $30.6 million of expansion and new product space, representing approximately 16.6 million cubic feet (0.8 million square feet).
o The Temperature-Controlled Logistics Corporations have approximately $25.0 to $50.0 million of expansion and new product temperature-controlled logistics facilities under review for development or acquisition during 2000.

BEHAVIORAL HEALTHCARE SEGMENT

        As of June 30, 2000, the Behavioral Healthcare Segment consisted of 70 Behavioral Healthcare Properties in 22 states. CBHS was formed to operate the behavioral healthcare business located at the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan and 90% by COPI and an affiliate of COPI. On February 16, 2000, CBHS and all of its subsidiaries that were subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. As of June 30, 2000, CBHS was continuing to operate the 37 Core Properties and had ceased operations at the 33 Non-Core Properties. CBHS intends to cease operations at all of the Core Properties, either in connection with a sale of operating assets or by closing Core Properties. The Company intends to sell all of the Behavioral Healthcare Properties.

         Subsequent to June 30, 2000, the Company sold three Core Properties and two Non-Core Properties. The Company has entered into contracts or letters of intent to sell 26 additional Core Properties and nine additional Non-Core Properties and is actively marketing for sale the remaining eight Core Properties and 22 Non-Core Properties.

         During the six months ended June 30, 2000, the Company received cash rental payments of approximately $5.4 million from CBHS. See "Liquidity and Capital Resources - CBHS" below for a complete description of the current status of CBHS, the voluntary filing of Chapter 11 bankruptcy petitions by CBHS and its subsidiaries and the Company's investment in the Behavioral Healthcare Properties.

         At June 30, 2000, the Company's investment in the Behavioral Healthcare Properties represented approximately 5% of its total assets and approximately 2% of consolidated rental revenues for the six months ended June 30, 2000.

                             RESULTS OF OPERATIONS

         The following table shows the Company's financial data as a percentage of total revenues for the three and six months ended June 30, 2000 and 1999 and the variance in dollars between the three and six months ended June 30, 2000 and 1999. See Note 6. Segment Reporting included in Item 1. Financial Statements for financial information about investment segments.

                                                                                                        TOTAL VARIANCE IN DOLLARS
                                                       FOR THE THREE MONTHS      FOR THE SIX MONTHS           BETWEEN THE
                                                          ENDED JUNE 30,            ENDED JUNE 30,     THREE MONTHS    SIX MONTHS
                                                      ---------------------   ----------------------  ENDED JUNE 30, ENDED JUNE 30,
                                                        2000        1999        2000         1999     2000 AND 1999  2000 AND 1999
                                                      ---------   ---------   ---------    ---------  -------------  -------------
REVENUES
     Office and retail properties                          84.2%       80.9%       84.5%        80.9%   $    (8.2)   $    (9.1)
     Hotel properties                                      10.6         8.4        10.3          8.3          2.4          4.5
     Behavioral healthcare properties                       1.9         7.2         1.5          7.3        (10.5)       (22.2)
     Interest and other income                              3.3         3.5         3.7          3.5         (0.9)        (0.3)
                                                      ---------   ---------   ---------    ---------    ---------    ---------
        TOTAL REVENUES                                    100.0       100.0       100.0        100.0        (17.2)       (27.1)
                                                      ---------   ---------   ---------    ---------    ---------    ---------

EXPENSES
     Operating expenses                                    35.4        34.0        36.3         34.4         (3.7)        (2.9)
     Corporate general and administrative                   2.3         2.0         2.6          2.1          0.4          1.4
     Interest expense                                      29.6        23.3        29.7         23.1          6.9         16.7
     Amortization of deferred financing costs               1.3         1.5         1.3          1.5         (0.5)        (1.1)
     Depreciation and amortization                         18.1        17.2        17.8         17.6         (1.3)        (4.1)
     Settlement of merger dispute                            --          --          --          4.0           --        (15.0)
                                                      ---------   ---------   ---------    ---------    ---------    ---------
        TOTAL EXPENSES                                     86.7        78.0        87.7         82.7          1.8         (5.0)
                                                      ---------   ---------   ---------    ---------    ---------    ---------
OPERATING INCOME                                           13.3        22.0        12.3         17.3        (19.0)       (22.1)

OTHER INCOME AND EXPENSE
     Equity in net income of unconsolidated companies:
        Office and retail properties                        0.2          --         0.9          0.5          0.4          1.1
        Temperature-controlled logistics properties         0.1         2.1         1.2          2.6         (3.8)        (5.5)
        Residential development properties                  6.7         7.5         6.3          6.1         (2.7)        (0.8)
        Other                                               1.8         0.3         1.5          0.2          2.4          4.4
                                                      ---------   ---------   ---------    ---------    ---------    ---------
        TOTAL EQUITY IN NET INCOME FROM
          UNCONSOLIDATED COMPANIES:                         8.8         9.9         9.9          9.4         (3.7)        (0.8)

     Gain on property sales, net                            3.4          --         8.2           --          6.1         28.8

                                                      ---------   ---------   ---------    ---------    ---------    ---------
        TOTAL OTHER INCOME AND EXPENSE                     12.2         9.9        18.1          9.4          2.4         28.0
                                                      ---------   ---------   ---------    ---------    ---------    ---------

INCOME BEFORE MINORITY INTERESTS
     AND EXTRAORDINARY ITEM                                25.5        31.9        30.4         26.7        (16.6)         5.9

     Minority interests                                    (4.9)       (3.2)       (4.5)        (2.6)        (2.5)        (5.9)
                                                      ---------   ---------   ---------    ---------    ---------    ---------

NET INCOME BEFORE EXTRAORDINARY ITEM                       20.6        28.7        25.9         24.1        (19.1)         0.0

     Extraordinary item -- extinguishment of debt            --          --        (1.1)          --           --         (3.9)
                                                      ---------   ---------   ---------    ---------    ---------    ---------

NET INCOME                                                 20.6        28.7        24.8         24.1        (19.1)        (3.9)

     6 3/4% Series A Preferred Share dividends             (1.9)       (1.8)       (1.9)        (1.8)          --           --
     Share repurchase agreement return                     (0.4)         --        (0.8)          --         (0.7)        (2.8)
     Forward share purchase
          agreement return                                   --        (1.1)         --         (1.1)         2.2          4.4
                                                      ---------   ---------   ---------    ---------    ---------    ---------

NET INCOME AVAILABLE TO
     COMMON SHAREHOLDERS                                   18.3%       25.8%       22.1%        21.2%   $   (17.6)   $    (2.3)
                                                      =========   =========   =========    =========    =========    =========

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999


REVENUES

         Total revenues decreased $17.2 million, or 8.9%, to $175.2 million for the three months ended June 30, 2000, as compared to $192.4 million for the three months ended June 30, 1999.

         The decrease in Office and Retail Property revenues of $8.2 million, or 5.3%, for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999, is attributable to:

               o decreased revenues of $8.0 million due to the disposition of six Office Properties and four Retail Properties during the first quarter of 2000;
               o decreased revenues of $3.0 million as a result of a lease termination fee of $4.6 million received in June 1999; and
               o decreased revenues of $1.8 million due to the disposition of three Office Properties during the second quarter of 2000, which contributed revenues for a full quarter in 1999, as compared to a partial quarter in 2000; partially offset by
               o increased revenues of $4.6 million from the 80 Office and three Retail Properties owned as of June 30, 2000, primarily as a result of increased weighted average full-service rental rates at these Properties.

     The increase in Hotel Property revenues of $2.4 million, or 14.9%, for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999, is primarily attributable to:

               o the reclassification of the Renaissance Houston Hotel from the Office and Retail segment to the Hotel/Resort segment as a result of the restructuring of its lease on July 1, 1999, which resulted in $1.1 million of incremental revenues under the new lease;
               o increased revenues of $0.6 million primarily due to an increase in percentage rents at Omni Austin Hotel as a result of higher room rates and higher occupancy rates; and
               o increased revenues of $0.4 million primarily due to an increase in percentage rents resulting from higher room rates and lease amendments entered into in connection with amounts paid by the Company for capital improvements at Sonoma Mission Inn & Spa.

         The decrease in Behavioral Healthcare Property revenue of $10.5 million, or 76.1%, for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999, is attributable to the reflection of rent from CBHS on a cash basis beginning in the third quarter of 1999, and the filing of voluntary bankruptcy petitions by CBHS and its subsidiaries on February 16, 2000, which resulted in a reduction in Behavioral Healthcare Property revenues to $3.3 million for the three months ended June 30, 2000.

EXPENSES

         Total expenses increased $1.8 million, or 1.2%, to $151.9 million for the three months ended June 30, 2000, as compared to $150.1 million for the three months ended June 30, 1999.

         The decrease in rental property operating expenses of $3.7 million, or 5.6%, for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999, is attributable to:

               o decreased expenses of $4.0 million due to the disposition of six Office Properties and four Retail Properties during the first quarter of 2000; and
               o decreased expenses of $0.6 million due to the disposition of three Office Properties during the second quarter of 2000, which incurred expenses for a full quarter in 1999, as compared to a partial quarter in 2000; partially offset by
               o increased expenses of $0.9 million from the 80 Office and three Retail Properties owned as of June 30, 2000, as a result of an increase in real estate taxes of $0.5 million and other operating expenses of $0.4 million.

         The increase in interest expense of $6.9 million, or 15.4%, for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999, is primarily attributable to:

               o $16.6 million of incremental interest payable due to draws under the UBS Facility;
               o $5.3 million of incremental interest payable under the BankBoston Term Note II which was obtained on September 14, 1999;
               o $3.0 million of incremental interest payable due to the refinancing of the Greenway Plaza Office Property complex in June 1999; and
               o $0.7 million of incremental interest payable due to the refinancing of the Houston Center Office Property complex in September 1999.

         The increase in interest expense is partially offset by:

               o a decrease of $18.5 million in interest payable due to the repayment and retiring of the BankBoston Credit Facility and the BankBoston Term Note I on February 4, 2000.

         The decrease in depreciation and amortization expense of $1.3 million, or 3.9%, as compared to the three months ended June 30, 1999, is primarily attributable to the cessation of the recognition of depreciation expense on Office Properties and Behavioral Healthcare Properties from the dates they were classified as held for disposition.

OTHER INCOME

         Other income increased $2.4 million, or 12.6%, to $21.4 million for the three months ended June 30, 2000, as compared to $19.0 million for the three months ended June 30, 1999. The components of the increase in other income are discussed below.

         The decrease in equity in net income of unconsolidated companies of $3.7 million, or 19.5%, for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999, is attributable to:

               o a decrease in equity in net income of the Temperature-Controlled Logistics Partnerships of $3.8 million, or 95.0%, resulting primarily from (i) the recognition of a rent receivable valuation allowance at June 30, 2000 of $1.6 million; (ii) an increase in tax expense of $1.4 million in the three months ended June 30, 2000; and
               o a decrease in equity in net income of the Residential Development Corporations of $2.7 million, or 18.8%, primarily due to a decrease in commercial acreage sales at Houston Area Development Company and The Woodlands Land Development Company, L.P.; partially offset by
               o an increase in equity in net income of the other unconsolidated companies of $2.4 million, or 400.0%, primarily as a result of the dividend income attributable to the 7.5% per annum cash flow preference of the Company's $85.0 million preferred member interest in Metropolitan, which the Company purchased in May 1999; and
               o an increase in equity in net income of the unconsolidated Office and Retail Properties of $0.4 million, or 100.0%, attributable to a reduction in operating expenses at The Woodlands Commercial Properties Company, L.P.

         The increase in net gain on property sales of $6.1 million represents a gain recognized on Office and Behavioral Healthcare Property sales during the three months ended June 30, 2000.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

REVENUES

         Total revenues decreased $27.1 million, or 7.2%, to $351.0 million for the six months ended June 30, 2000, as compared to $378.1 million for the six months ended June 30, 1999.

         The decrease in Office and Retail Property revenues of $9.1 million, or 3.0%, for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, is attributable to:

               o decreased revenues of $12.5 million due to the disposition of six Office Properties and four Retail Properties during the first quarter of 2000, which contributed revenues during the full six months of 1999, as compared to only a portion of the period of 2000;
               o    decreased revenues of $3.0 million as a result of a lease
                    termination fee of $4.6 million received in June 1999;
               o    decreased revenues of $1.7 million due to the disposition of three Office Properties during the second quarter of 2000, which contributed revenues during the full six months of 1999, as compared to only a portion of the period of 2000; partially offset by
               o increased revenues of $8.1 million from the 80 Office and three Retail Properties owned as of June 30, 2000, primarily as a result of increased weighted average full-service rental rates at these Properties.

         The increase in Hotel Property revenues of $4.5 million, or 14.3%, for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, is primarily attributable to:

               o the reclassification of the Renaissance Houston Hotel from the Office and Retail segment to the Hotel/Resort segment as a result of the restructuring of its lease on July 1, 1999, which resulted in $2.4 million of incremental revenues under the new lease;
               o increased revenues of $1.4 million primarily due to an increase in percentage rents resulting from higher room rates and lease amendments entered into in connection with amounts paid by the Company for capital improvements at Sonoma Mission Inn & Spa; and
               o increased revenues of $0.5 million primarily due to an increase in percentage rents at Omni Austin Hotel due to higher room rates and higher occupancy rates.

         The decrease in Behavioral Healthcare Property revenue of $22.2 million, or 80.4%, for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, is attributable to the reflection of rent from CBHS on a cash basis beginning in the third quarter of 1999, and the filing of voluntary bankruptcy petitions by CBHS and its subsidiaries on February 16, 2000, which resulted in a reduction in Behavioral Healthcare Property revenues to $5.4 million for the six months ended June 30, 2000.

EXPENSES

         Total expenses decreased $5.0 million, or 1.6%, to $307.8 million for the six months ended June 30, 2000, as compared to $312.8 million for the six months ended June 30, 1999.

         The decrease in rental property operating expenses of $2.9 million, or 2.2%, for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, is attributable to:

               o decreased expenses of $5.4 million due to the disposition of six Office Properties and four Retail Properties during the first quarter of 2000, which incurred expenses during the full six months of 1999, as compared to only a portion of the period of 2000; and
               o decreased expenses of $0.6 million due to the disposition of three Office Properties during the second quarter of 2000, which incurred expenses during the full six months of 1999, as compared to only a portion of the period of 2000; partially offset by
               o increased expenses of $3.1 million from the 80 Office and three Retail Properties owned as of June 30, 2000, primarily as a result of an increase in real estate taxes of $3.0 million.

         The increase in interest expense of $16.7 million, or 19.1%, for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, is primarily attributable to:

               o $27.4 million of incremental interest payable due to draws under the UBS Facility;
               o $10.3 million of incremental interest payable under the BankBoston Term Note II which was obtained on September 14, 1999;
               o $6.2 million of incremental interest payable due to the refinancing of the Greenway Plaza Office Property complex in June 1999; and
               o $1.7 million of incremental interest payable due to the refinancing of the Houston Center Office Property complex in September 1999.

         The increase in interest expense is partially offset by:

               o a decrease of $28.4 million in interest payable due to the repayment and retiring of the BankBoston Credit Facility and the BankBoston Term Note I on February 4, 2000.

         The decrease in depreciation and amortization expense of $4.1 million, or 6.1%, as compared to the six months ended June 30, 1999, is primarily attributable to the cessation of the recognition of depreciation expense on Office Properties and Behavioral Healthcare Properties from the dates they were classified as held for disposition.

         An additional decrease in expenses of $15.0 million is attributable to a decrease in non-recurring costs incurred during the six months ended June 30, 1999 in connection with the settlement of litigation relating to the merger agreement entered into January 1998 between the Company and Station.

OTHER INCOME

         Other income increased $28.0 million, or 78.7%, to $63.6 million for the six months ended June 30, 2000, as compared to $35.6 million for the six months ended June 30, 1999. The components of the increase in other income are discussed below.

         The decrease in equity in net income of unconsolidated companies of $0.8 million, or 2.2%, for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, is attributable to:

               o a decrease in equity in net income of the Temperature-Controlled Logistics Partnerships of $5.5 million, or 56.7%, resulting primarily from (i) the recognition of a rent receivable valuation allowance at June 30, 2000 of $1.6 million; (ii) the one-time tax benefit of approximately $2.9 million in the six months ended June 30, 1999, which resulted from the election of REIT status by one of the Temperature-Controlled Logistics Corporations in 1999; (iii) an increase in tax expense of 1.4 million in the six months ended June 30, 2000; partially offset by
                    (iv) the change in ownership structure which created an approximate $0.3 million increase in equity in net income from the Temperature-Controlled Logistics Partnerships for the six months ended June 30, 2000. Prior to March 12, 1999, the Temperature-Controlled Logistics Corporations reflected their equity in the operations of the Temperature-Controlled Logistics Properties. Subsequent to March 12, 1999, the Temperature-Controlled Logistics Corporations reflect equity in the rent they receive from AmeriCold Logistics, the lessee and owner of business operations; and

               o a decrease in equity in net income of the Residential Development Corporations of $0.8 million, or 3.5%, primarily as a result of (i) the decrease in commercial acreage sales at Houston Area Development, which resulted in a decrease of $1.9 million in equity in net income to the Company; partially offset by (ii) the increase in average sales price per lot at Desert Mountain, due to constant lot absorption between years, and an increase in membership conversion revenue, which resulted in $1.3 million of incremental equity in net income to the Company.

         The decrease in equity in net income of unconsolidated companies is partially offset by;

               o an increase in equity in net income of the other unconsolidated companies of $4.4 million, or 488.9%, primarily as a result of the dividend income attributable to the 7.5% per annum cash flow preference of the Company's $85.0 million preferred member interest in Metropolitan, which the Company purchased in May 1999; and
               o an increase in equity in net income of the unconsolidated Office and Retail Properties of $1.1 million, or 55.0%, as compared to the six months ended June 30, 1999, attributable to the sale of the retail portfolio in the first quarter of 2000 at The Woodlands Commercial Properties Company, L.P.

         The increase in net gain on property sales of $28.8 million represents a gain recognized on Office, Retail and Behavioral Healthcare Property sales during the six months ended June 30, 2000, reduced by an impairment loss of $5.0 million recognized during the six months ended June 30, 2000 on one Office Property sold during the second quarter of 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $40.2 million and $72.9 million at June 30, 2000 and December 31, 1999, respectively. This 44.9% decrease is attributable to $344.7 million used in financing activities, partially offset by $116.3 million and $195.8 million provided by operating and investing activities, respectively.

FINANCING ACTIVITIES

         The Company's use of cash for financing activities of $344.7 million is primarily attributable to:

               o payments under the BankBoston Credit Facility of $510.0 million;
               o payments of $366.0 million of long-term debt, primarily attributable to payments of (i) $320.0 million on the BankBoston Term Note II, and (ii) $43.6 million for the retirement of the Metropolitan Life Note II;
               o    share repurchases of $154.8 million;
               o distributions paid to common shareholders and unitholders of $145.9 million;
               o debt financing costs of $19.0 million primarily related to capitalized financing costs in connection with the UBS Facility; and
               o distributions paid to preferred shareholders of $6.8 million.

         The use of cash for financing activities is partially offset by:

               o    net proceeds under the UBS Facility of $713.5 million; and
               o net capital proceeds from joint ventures of $143.4 million, primarily due to net proceeds of $154.1 million from the sale of Class A Units to GMACCM.

OPERATING ACTIVITIES

         The Company's cash provided by operating activities of $116.3 million is primarily attributable to:

               o    $140.3 million from Property operations;
               o $21.5 million from a decrease in restricted cash and cash equivalents, primarily as a result of a decrease in property tax escrow deposits due to the payment of property taxes in January 2000;
               o    $15.7 million from minority interests; and
               o $5.8 million representing distributions received from unconsolidated companies in excess of equity in earnings.

         The cash provided by operating activities is partially offset by:

               o $38.4 million attributable to a decrease in accounts payable, accrued liabilities and other liabilities primarily due to the payment of property taxes during the six months ended June 30, 2000; and
               o $28.8 million primarily attributable to a net gain on the sale of Office, Retail and Behavioral Healthcare Properties.

INVESTING ACTIVITIES

         The Company's cash provided by investing activities of $195.8 million is primarily attributable to:

               o $282.0 million of net sales proceeds primarily attributable to the disposition of Office, Retail and Behavioral Healthcare Properties; and
               o $1.6 million from return of investment in unconsolidated companies.

         The Company's cash provided by investing activities is partially offset by:

               o $35.4 million for recurring and non-recurring tenant improvement and leasing costs for the Office and Retail Properties;
               o $15.1 million for the acquisition of land held for development in Houston;
               o $15.0 million for the development of investment properties, including expansions and renovations at the Hotel Properties;
               o $11.3 million of additional investment in the Residential Development Corporations;
               o $7.1 million for capital expenditures on rental properties, primarily attributable to non-recoverable building improvements for the Office and Retail Properties and replacement of furniture, fixtures and equipment for the Hotel Properties; and
               o    $4.3 million increase in notes receivable.

PROPERTY DISPOSITIONS

Office & Retail Segment

         During the six months ended June 30, 2000, the Company completed the sale of nine wholly owned Office Properties. The sales of the nine Office Properties generated approximately $198.5 million of net proceeds. The proceeds were used primarily to pay down debt. The Company recognized a net gain of approximately $9.6 million related to the sales of eight of the nine Office Properties during the six months ended June 30, 2000. During the year ended December 31, 1999, the Company recognized an impairment loss of approximately $16.8 million on one Office Property which was sold during the six months ended June 30, 2000. The Company also recognized an impairment loss of approximately $5.0 million during the six months ended June 30, 2000 on one of the nine Properties sold. The impairment losses represented the differences between the carrying values of the Office Properties and the sales prices less costs of the sales. The Company has entered into contracts or letters of intent relating to the sale of the three additional Office Properties that were classified as held for disposition as of June 30, 2000. The sales of these Properties are expected to close by the end of the fourth quarter of 2000.

Behavioral Healthcare Segment

         During the six months ended June 30, 2000, the Company completed the sale of 18 behavioral healthcare properties previously classified as held for disposition. The sales generated approximately $49.6 million in net proceeds and a net gain of approximately $14.7 million for the six months ended June 30, 2000. As of June 30, 2000, all 70 of the Behavioral Healthcare Properties, including 37 Core Properties and 33 Non-Core Properties, were classified as held for disposition. Subsequent to June 30, 2000, the Company sold three Core Properties and two Non-Core Properties. The sales generated approximately $21.7 million in net proceeds and a net gain of approximately $3.9 million. The net proceeds from the sale of the 18 behavioral healthcare properties sold during the six months ended June 30, 2000 and the three Core Properties and two Non-Core Properties sold subsequent to June 30, 2000 were used primarily to pay down variable-rate debt. The Company also has entered into contracts or letters of intent to sell 26 additional Core Properties and nine additional Non-Core Properties. The sales of these Properties are expected to close by the end of the fourth quarter of 2000.

Other

         The Woodlands Commercial Properties Company, L.P., owned by the Company and Morgan Stanley Real Estate Fund II, L.P., has been actively marketing for sale certain property assets (retail and office/venture tech portfolio) located in The Woodlands. The sale of the retail portfolio, including the Company's four Retail Properties located in The Woodlands, closed on January 5, 2000, and generated approximately $49.8 million of net proceeds, of which the Company's portion was approximately $37.3 million. The Woodlands Retail Properties were sold at a net gain of approximately $9.0 million, of which the Company's portion was approximately $6.9 million. The proceeds to the Company were used primarily to pay down debt.

CBHS

        As of December 31, 1999, the Company owned 88 behavioral healthcare properties, all of which were leased by the Company to CBHS under a master lease. CBHS's business has been negatively affected by many factors, including adverse industry conditions, and on February 16, 2000, CBHS and all of its subsidiaries that were subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware.

        Payment and treatment of rent for the Behavioral Healthcare Properties is subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding. The Company received approximately $3.3 million and $5.4 million in rent from CBHS during the three and six months ended June 30, 2000, respectively.

         The Company sold 18 behavioral healthcare properties during the six months ended June 30, 2000, generating approximately $11.3 million and $49.6 million in net proceeds, during the three and six months ended June 30, 2000, respectively.

         As of June 30, 2000, the Behavioral Healthcare Segment consisted of 70 Behavioral Healthcare Properties in 22 states. CBHS was continuing to operate the 37 Core Properties and had ceased operations at the 33 Non-Core Properties as of June 30, 2000. CBHS intends to cease operations at all of the Core Properties, either in connection with a sale of operating assets or by closing Core Properties. The Company intends to sell all of the Behavioral Healthcare Properties.

           Subsequent to June 30, 2000, the Company sold three Core Properties and two Non-Core Properties. The Company also has entered into contracts or letters of intent to sell 26 additional Core Properties and nine additional Non-Core Properties and is actively marketing for sale the remaining eight Core Properties and 22 Non-Core Properties.

TXU ENERGY SERVICE AGREEMENT

         On June 5, 2000, the Company entered into a five-year energy services agreement with TXU Energy Services ("TXU"), under which TXU will manage a full range of energy services on behalf of the Company. The agreement provides that TXU will consolidate, audit, and pay all utility bills, provide real-time metering technology and offer on-line access to customized utility management reports. In addition, TXU will manage supply-side services, including review of existing rate structure and negotiation and procurement of energy supply in competitive areas, and invest in energy efficiency and local management technologies. Furthermore, TXU will design, finance, and build energy-related projects on site-specific programs for the Company. The first phase of the agreement focuses on the Company's Class A Office Properties with future plans to incorporate the Company's Hotel Properties.

SHELF REGISTRATION STATEMENT

         On October 29, 1997, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the SEC relating to the future offering of up to an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets when considered appropriate. As of June 30, 2000, approximately $782.7 million was available under the Shelf Registration Statement for the issuance of securities.

SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY

         During the six months ended June 30, 2000, the Company formed Funding IX and contributed seven Office Properties and two Hotel Properties to Funding
IX. The Company owns 100% of the voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of June 30, 2000, the Company had sold $160.0 million of non-voting, redeemable preferred Class A Units in Funding IX to GMAC Commercial Mortgage Corporation ("GMACCM"). The Class A Units receive a preferred variable rate dividend currently calculated at 30-day LIBOR plus 450 basis points, or approximately 11.2% per annum as of June 30, 2000, and are redeemable at the option of the Company at the original purchase price. Subsequent to June 30, 2000, the Company sold an additional $90.0 million of Class A Units in Funding IX to GMACCM. The Company has the right to sell to GMACCM an additional $25.0 million of Class A Units, for an aggregate of $275.0 million, on or before August 11, 2000.

         As of August 9, 2000, $233.7 million of the net proceeds of $240.9 million from the sale of the Class A Units had been used to repurchase 12,388,823 of the Company's outstanding common shares. See "Share Repurchase Program" below. The Company also will use the net proceeds from any future sales of Class A Units to GMACCM to repurchase common shares. The repurchased common shares are consolidated as treasury shares in accordance with GAAP. However, these shares will be held in a wholly owned subsidiary of the Company until the Class A Units are redeemed. Distributions will continue to be paid on the repurchased common shares and will be used to pay dividends on the Class A Units.

         The Company is actively marketing the Office Properties held by Funding IX for joint venture and will use the proceeds from any joint venture of a Property held by Funding IX to redeem the Class A Units.

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

         The Company commenced its Share Repurchase Program in March 2000. During the six months ended June 30, 2000, the Company repurchased 4,400,030 common shares in the open market at an average price of $19.19 per common share for an aggregate of approximately $84.4 million. Subsequent to June 30, 2000, the Company repurchased 2,220,200 common shares in the open market at an average price of $21.94 per common share for an aggregate of $48.7 million.

         In addition, during the six months ended June 30, 2000, the Company repurchased 4,042,691 common shares at an average price of $17.49 per common share for an aggregate of approximately $70.7 million, under the "Share Repurchase Agreement" with UBS. This amount includes 20,301 common shares purchased outside of the Share Repurchase Program in connection with a management incentive plan. On July 5, 2000, the Company fulfilled its settlement obligations under the Share Repurchase Agreement with UBS by repurchasing the remaining 1,766,489 common shares at an average cost of $17.33 per common share for an aggregate cost of approximately $30.6 million. See "Share Repurchase Agreement" below for a description of the agreement.

         The purchase of 12,429,410 common shares was primarily financed with the proceeds of the sale of Class A Units in Funding IX. See "Sale of Preferred Equity Interests in Subsidiary" above.

SHARE REPURCHASE AGREEMENT

         On November 19, 1999, the Company entered into an agreement with UBS to purchase a portion of its common shares from UBS. As of December 31, 1999, the Company was obligated to purchase 4,789,580 common shares, or approximately $84.1 million of the Company's common shares. The agreement was amended on January 4, 2000, increasing the number of common shares the Company was obligated to purchase from UBS by January 4, 2001 to 5,809,100 common shares, or approximately $101.0 million of the Company's common shares. The price the Company was obligated to pay for the common shares was calculated based on the average cost of the common shares purchased by UBS in connection with the Share Repurchase Agreement plus a return to UBS of 30-day LIBOR plus 250 basis points, minus an adjustment for the Company's distributions during the term of the Share Repurchase Agreement. The guaranteed rate of return to UBS under the agreement is equal to 30-day LIBOR plus 250 basis points.

         The Company had the option to settle the Share Repurchase Agreement in cash or common shares. During the six months ended June 30, 2000, the Company purchased 4,042,691 common shares from UBS, at an average cost of $17.49 per common share. This decreased the Company's liquidity and resulted in an increase in the Company's net income per common share and net book value per common share. On July 5, 2000, the Company fulfilled its settlement obligations under the Share Repurchase Agreement with UBS by purchasing the remaining 1,766,489 common shares at an average cost of $17.33 per common share. This decreased the Company's liquidity and will result in an increase in the Company's net income per common share and net book value per common share for the third quarter of 2000. The Company has no further obligation under the Share Repurchase Agreement. The purchases were funded primarily through the sale of Class A Units in Funding IX. See "Sale of Preferred Equity Interests in Subsidiary" above.

METROPOLITAN

         The Company's $85.0 million preferred member interest in Metropolitan at June 30, 2000 would equate to an approximately 20% equity interest. The investment has a cash flow preference of 7.5% until May 19, 2001 and may be redeemed by Metropolitan on or before May 19, 2001 for $85.0 million, plus an amount sufficient to provide a 9.5% internal rate of return to the Company. If Metropolitan does not redeem the preferred interest by May 19, 2001, the Company may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson at a conversion price of $24.61.

UBS Facility

         On February 4, 2000, the Company repaid and retired the BankBoston Credit Facility and the BankBoston Term Note I primarily with the proceeds of the UBS Facility. The UBS Facility is a secured, variable-rate facility that is currently funded by a syndicate of 23 banks and institutions led by UBS and Fleet. The borrowing capacity under the UBS facility is currently limited to $760.3 million. The UBS Facility was entered into effective January 31, 2000 and amended on May 10, 2000 and May 18, 2000, and, as amended, consists of three tranches: the UBS Line of Credit, a three-year $300.0 million revolving line of credit (currently limited to $286.8 million of borrowing capacity); the UBS Term Loan I, a $146.8 million three-year term loan; and the UBS Term Loan II, a $326.7 million four-year term loan. Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at June 30, 2000, were approximately $240.0 million, $146.8 million and $326.7 million, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. As of June 30, 2000, the interest rate on the UBS Line of Credit and UBS Term Loan I was 9.18% and the interest rate on the UBS Term Loan II was 9.43%. In order to mitigate its exposure to variable-rate debt, the Company has entered into two cash flow hedge agreements related to a portion of the UBS Facility. See "Cash Flow Hedging Transactions" below for a description of these agreements. During the six months ended June 30, 2000, the Company sold six Office Properties securing the UBS Facility. The net proceeds of the sale of these Properties were used to repay amounts outstanding under the UBS Facility. As of June 30, 2000, the UBS Facility was secured by 34 Office Properties and four Hotel Properties. The UBS Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on allocated property values and debt service coverage ratios, and, with respect solely to Funding VIII, limitations on additional secured and total indebtedness, distributions, additional investments and the incurrence of additional liens. The Company was in compliance with all covenants related to the UBS Facility for the June 30, 2000 reporting period.

CASH FLOW HEDGING TRANSACTIONS

         The Company does not use derivative financial instruments for trading purposes, but utilizes them to manage exposure to variable rate debt. The Company accounts for its derivative instruments under SFAS No. 133, which was adopted in the third quarter of 1999.

         On September 1, 1999, the Company entered into a four-year cash flow hedge agreement with Salomon for a notional amount of $200.0 million, relating to the BankBoston Term Note II. As a result of the cash flow hedge agreement, the interest rate on the underlying note, which currently has a floating interest rate of 30-day LIBOR plus 400 basis points, has been effectively converted to a fixed interest rate of 10.18% through maturity. During the six months ended June 30, 2000, the cash flow hedge agreement with Salomon resulted in a reduction of approximately $0.03 million of interest expense.

         Effective February 4, 2000, the Company entered into a three-year cash flow hedge agreement with Fleet, for a notional amount of $200.0 million, relating to a portion of the UBS Term Loan I and the UBS Line of Credit. As a result, the interest rate on $200.0 million of the amount due under the UBS Term Loan I and the UBS Line of Credit, which were originally issued at a floating interest rate of LIBOR plus 250 basis points, was effectively converted to a fixed interest rate of 9.61% through maturity. During the six months ended June 30, 2000, the cash flow hedge agreement with Fleet resulted in approximately $0.78 million of additional interest expense.

         Effective April 18, 2000, the Company entered into a four-year cash flow hedge agreement with Fleet, for a notional amount of $100.0 million, relating to a portion of the UBS Term Loan II. As a result, the interest rate on $100.0 million of this loan, which was originally issued at a floating interest rate of LIBOR plus 275 basis points, was effectively converted to a fixed interest rate of 9.51% through maturity. Fleet has an option to terminate the agreement at the end of the third year of the agreement. During the six months ended June 30, 2000, the cash flow hedge agreement with Fleet resulted in approximately $0.08 million of additional interest expense.

ASSET JOINT VENTURES

         The Company has agreements with Chadwick Saylor & Co., Inc. and Warburg Dillon Read pursuant to which they are providing investment advisory services to the Company regarding the Company's joint-venture strategy. The Company intends to hold a minority equity interest in these joint-ventured assets and will continue to lease and manage these Properties.

LIQUIDITY REQUIREMENTS

         During the six months ended June 30, 2000, the Company entered into the UBS Facility, which is described above under "UBS Facility." The Company used the proceeds of the UBS Facility to retire the BankBoston Credit Facility and BankBoston Term Note I, which made up 86% of the Company's maturing debt in 2000 and 2001.

         The Company's Share Repurchase Agreement with UBS, as described in "Share Repurchase Agreement" above, was scheduled to expire on January 4, 2001, at which time the Company would have been required to settle in cash or common shares. During the six months ended June 30, 2000, the Company purchased 4,042,691 common shares from UBS at an average cost of $17.49 per common share. In addition, on July 5, 2000, the Company fulfilled its settlement obligations under the Share Repurchase Agreement with UBS by purchasing 1,766,489 common shares from UBS at an average cost of $17.33 per common share. The purchases were funded primarily through the sale of the Class A Units in Funding IX, as described in "Sale of Preferred Equity Interests in Subsidiary" above.

         The Sonoma Mission Inn & Spa, located north of San Francisco, California, completed its estimated $21.0 million expansion, consisting of 30 additional guest rooms and a 30,000 square foot full-service spa during the second quarter of 2000. The Company has incurred costs of $18.2 million related to the expansion as of June 30, 2000. In the first quarter of 2000, the 389 guest room Renaissance Houston Hotel, located in the center of Greenway Plaza, commenced a substantial renovation, including improvements to all guest rooms, the lobby, corridors and exterior and interior systems. The estimated $15.0 million renovation project, of which the Company has incurred costs of $3.3 million as of June 30, 2000, is scheduled to be completed in the fourth quarter of 2000. Both of these projects will be funded from cash flow provided by operating activities, additional debt financing or a combination of the two.

         In July, 2000, the Company began the development of an office building adjacent to The Avallon in Austin, Texas. The approximately 88,000 square foot building has been 100% pre-leased. The $12.0 million project is scheduled to be completed within the next 12 months, and will be funded through additional debt financing.

         The Company expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring capital expenditures, non-recurring capital expenditures, such as tenant improvement and leasing costs, and distributions to shareholders and unitholders, primarily through cash flow provided by operating activities. To the extent that the Company's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Company expects to finance such requirements with available cash, property sales, proceeds received from joint venture arrangements or additional debt financing.

         The Company expects to meet its long-term liquidity requirements through long-term secured and unsecured borrowings and other debt and equity financing alternatives. As of June 30, 2000, the Company's long-term liquidity requirements consisted primarily of maturities under the Company's fixed and variable-rate debt.

         Debt and equity financing alternatives currently available to the Company to satisfy its liquidity requirements and commitments for material capital expenditures include:

               o Additional proceeds from the refinancing of existing secured and unsecured debt;
               o Additional debt secured by existing underleveraged properties, investment properties, or by investment property acquisitions or developments;
               o    Joint venture arrangements; and
               o    Issuances of Operating Partnership units.

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

         On December 17, 1999, President Clinton signed into law the REIT Modernization Act which will become effective after December 31, 2000, and contains a provision that would permit the Company to own and operate certain types of investments that are currently owned by COPI. The REIT Modernization Act is expected to reduce the number of business opportunities that the Company would otherwise offer to COPI pursuant to the Intercompany Agreement between the Company and COPI, which provides each party with rights to participate in certain transactions. The Company has expressed an interest to COPI in certain of the businesses currently owned or operated by COPI that the REIT Modernization Act would allow the Company to own or operate. The Company is exploring alternatives with COPI regarding a potential future transaction with respect to certain of COPI's assets.

                          DEBT FINANCING ARRANGEMENTS

         The significant terms of the Company's primary debt financing arrangements existing as of June 30, 2000 are shown below (dollars in thousands):

                                                    INTEREST                      BALANCE
                                                    RATE AT                   OUTSTANDING AT
                                       MAXIMUM      JUNE 30,    EXPIRATION        JUNE 30,
           DESCRIPTION                BORROWINGS      2000         DATE            2000
           -----------              -------------  ----------  -------------  ---------------
SECURED FIXED RATE DEBT:
   AEGON Note (1)                   $     276,394        7.53%    July 2009    $    276,394
   LaSalle Note I (2)                     239,000        7.83    August 2027        239,000
   JP Morgan Mortgage Note (3)            200,000        8.31   October 2016        200,000
   LaSalle Note II (4)                    161,000        7.79    August 2028        161,000
   CIGNA Note                              63,500        7.47   December 2002        63,500
   Metropolitan Life Note V                39,464        8.49   December 2005        39,464
   Northwestern Life Note                  26,000        7.66   January 2003         26,000
   Metropolitan Life Note I                11,260        8.88   September 2001       11,260
   Nomura Funding VI Note (5)               8,397       10.07     July 2020           8,397
   Rigney Promissory Note                     714        8.50   November 2012           714
                                    -------------  ----------                  ------------
    Subtotal/Weighted Average       $   1,025,729        7.87%                 $  1,025,729
                                    -------------  ----------                  ------------

SECURED VARIABLE RATE DEBT (6):
   UBS Term Loan II (7)             $     326,677        9.43%  February 2004  $    326,677
   UBS Line of Credit (7) (8)             286,793        9.18   February 2003       240,000
   UBS Term Loan I (7)                    146,775        9.18   February 2003       146,775
   BankBoston Term Note II (9)            200,000       10.69    August 2003        200,000
   SFT Whole Loans, Inc. Note              97,123        8.39   September 2001       97,123
                                    -------------  ----------                  ------------
    Subtotal/Weighted Average       $   1,057,368        9.48%                 $  1,010,575
                                    -------------  ----------                  ------------

UNSECURED FIXED RATE DEBT:
   Notes due 2007 (10)              $     250,000        7.50%  September 2007 $    250,000
   Notes due 2002 (10)                    150,000        7.00   September 2002      150,000
                                    -------------  ----------                  ------------
    Subtotal/Weighted Average       $     400,000        7.31%                 $    400,000
                                    -------------  ----------                  ------------

    TOTAL/WEIGHTED AVERAGE          $   2,483,097        8.45% (11)            $  2,436,304
                                    =============  ==========                  ============

---------------------
(1) The outstanding principal balance of this note at maturity will be approximately $223.0 million.
(2) In August 2007, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220.0 million.
(3) At the end of seven years (October 2006), the interest rate will adjust based on current interest rates at that time. It is the Company's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $179.0 million.
(4) In March 2006, the interest rate increases, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154.0 million.
(5) The Company has the option to defease the note, by purchasing Treasury obligations in an amount sufficient to pay the note, without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty at that date.
(6) For the method of calculation of the interest rate for the Company's variable-rate debt, see Note 8. Notes Payable and Borrowings under the UBS Facility of Item 1. Financial Statements.
(7) Effective January 31, 2000, the Company entered into the UBS Facility, which was amended on May 10, 2000 and May 18, 2000 and, as amended, consists of three tranches, the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II. For a description of the UBS Facility, see "Liquidity and Capital Resources - UBS Facility."
(8) Maximum borrowing is calculated based on borrowing capacity at June 30, 2000, and cannot exceed $300.0 million.
(9) This loan is secured by partnership interests in two pools of assets that secure the LaSalle Note I and the LaSalle Note II. On February 1, 2000, the Company renegotiated certain terms and covenants under this note. As a result, the interest rate on the underlying note increased to 30-day LIBOR plus 400 basis points. The Company entered into a four-year $200.0 million cash flow hedge agreement effective September 1, 1999 with Salomon in a separate transaction related to the BankBoston Term Note II. See "Liquidity and Capital Resources - Cash Flow Hedging Transactions."
(10) The notes were issued in an offering registered with the SEC.
(11) The overall weighted average interest rate does not include the effect of the Company's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 8.44%.

         Below are the aggregate principal amounts due as of June 30, 2000 under the UBS Facility and other indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.

                                                                         DRAFT 4

                      SECURED        UNSECURED       TOTAL
                    -----------     ----------     ----------
 (in thousands)
      2000           $    2,602     $       --     $    2,602
      2001              113,891             --        113,891
      2002               73,913        150,000        223,913
      2003              627,835             --        627,835
      2004              343,533             --        343,533
      Thereafter        874,530        250,000      1,124,530
                     ----------     ----------     ----------
                     $2,036,304     $  400,000     $2,436,304
                     ==========     ==========     ==========

         The Company has approximately $2.6 million of principal on secured debt payable during 2000, consisting primarily of monthly principal payments due under the AEGON Note during 2000, which are expected to be funded through cash flows provided by operating activities.

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

         o the maturity of the proposed debt in relation to maturities of existing debt; and

         o exposure to variable-rate debt and alternatives such as interest-rate swaps and cash flow hedges to reduce this exposure.

         The Company's debt service coverage ratio for the six months ended June 30, 2000 and 1999 was approximately 2.4 and 3.2, respectively. Debt service coverage for a particular period is generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The debt service coverage ratio the Company is required to maintain as stipulated by the Company's $400.0 million unsecured notes and calculated as described above is 1.5. The Company's UBS Facility requires a minimum debt service coverage ratio (which is calculated in a different manner) of 2.0. Under the calculation required by the UBS Facility, the Company's debt service coverage ratio was 2.2 at June 30, 2000.

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

         NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events, except for those that are defined as "extraordinary items" under GAAP and gains or losses from sales of depreciable operating property. The Company has adopted the revised definition of FFO effective as of January 1, 2000. Under the prior definition of FFO, for the six months ended June 30, 1999, FFO was approximately $197.3 million, which excluded $15.0 million paid in connection with the settlement and release of all claims between the Company and Station arising out of the agreement and plan of merger between the Company and Station. Because this settlement is not considered an "extraordinary item" under GAAP, FFO for the six months ended June 30, 1999 would have been approximately $182.3 million, which would have included the $15.0 million settlement payment, if the revised definition of FFO had been in effect. The Company considers FFO an appropriate measure of performance for an equity REIT, and for its investment segments. However, FFO:

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

         The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the six months ended June 30, 2000 and 1999 were $145.9 and $152.3 million, respectively.

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

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND SHARES/UNITS IN THOUSANDS)

                                                       FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                       --------------------------     ------------------------
                                                          2000            1999          2000            1999
                                                       ----------      ----------     ---------      ---------
Net income                                              $  36,062      $  55,164      $  87,184      $  91,175
Adjustments:
Depreciation and amortization of real estate assets        30,353         32,149         60,145         65,026
Gain on property sales, net                                (6,126)            --        (28,753)            --
Settlement of merger dispute                                   --             --             --         15,000
Extraordinary item - extinguishment of debt                    --             --          3,928             --
Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies:
       Office and Retail Properties                         1,789          2,597          1,717          4,354
       Temperature-Controlled Logistics Properties          7,438          5,187         12,889          7,758
       Residential Development Properties                  11,144          6,622         15,723         11,294
       Other                                                   --            172             --            172
Unitholder minority interest                                4,712          5,910         11,094          9,314
6 3/4% Series A Preferred Share dividends                  (3,375)        (3,375)        (6,750)        (6,750)
                                                        ---------      ---------      ---------      ---------
Funds from operations - old definition (1)(2)           $  81,997      $ 104,426      $ 157,177      $ 197,343
                                                        ---------      ---------      ---------      ---------
Adjustments:
Settlement of merger dispute                                   --             --             --        (15,000)
                                                        ---------      ---------      ---------      ---------
Funds from operations - new definition(1)(2)            $  81,997      $ 104,426      $ 157,177      $ 182,343
                                                        =========      =========      =========      =========
Investment Segments:
    Office and Retail Segment                           $  87,213      $  92,373      $ 173,424      $ 181,479
    Hotel/Resort Segment                                   18,346         15,896         35,637         31,094
    Behavioral Healthcare Segment                           3,304         13,825          5,383         27,648
    Temperature-Controlled Logistics Segment                7,630          9,208         17,117         17,488
    Residential Development Segment                        22,861         21,037         37,904         34,338
    Corporate general & administrative                     (4,082)        (3,816)        (9,327)        (7,930)
    Interest expense                                      (51,836)       (44,917)      (104,086)       (87,398)
    6 3/4% Series A Preferred Share dividend               (3,375)        (3,375)        (6,750)        (6,750)
    Other(3)                                                1,936          4,195          7,875          7,374
    Settlement of merger dispute                               --             --             --        (15,000)
                                                        ---------      ---------      ---------      ---------
Funds from operations - new definition(1)(2)            $  81,997      $ 104,426      $ 157,177      $ 182,343
                                                        =========      =========      =========      =========

Basic weighted average shares/units                       129,418        139,310        132,499        138,509
                                                        =========      =========      =========      =========
Diluted weighted average shares/units(4)                  130,391        141,675        133,168        141,168
                                                        =========      =========      =========      =========




------------------------
(1) To calculate basic funds from operations, deduct Unitholder minority interest.
(2) For the periods beginning after January 1, 2000, the Company has adopted the revised definition of FFO adopted by NAREIT effective on January 1, 2000. The revised definition modifies the prior FFO calculation to include certain nonrecurring charges.
(3) Includes interest and other income, net of gains on Behavioral Healthcare Properties and Office Property dispositions, preferred return paid to GMACCM less depreciation and amortization of non-real estate assets and amortization of deferred financing costs.
(4) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Company's basic weighted average shares/units to the diluted weighted average shares/units presented above:

                                              THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                              ---------------------------   -------------------------
(shares/units in thousands)                        2000           1999          2000            1999
                                                 -------        -------        -------        -------
Basic weighted average shares/units:             129,418        139,310        132,499        138,509
Add: Share and unit options                          973          2,127            669          2,138
     Forward Share Purchase Agreement                 --            238             --            521
                                                 -------        -------        -------        -------
Diluted weighted average shares/units            130,391        141,675        133,168        141,168
                                                 =======        =======        =======        =======


RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                       ---------------------------
                                                                         2000               1999
                                                                       ---------         ---------
Funds from operations - new definition                                 $ 157,177         $ 182,343
Adjustments:
    Depreciation and amortization of non-real estate assets                1,102             1,134
    Amortization of deferred financing costs                               2,341             5,824
    Minority interest in joint ventures profit and depreciation
       and amortization                                                    8,333               981
    Adjustment for investments in real estate mortgages
       and equity of unconsolidated companies                            (30,329)          (23,578)
    Change in deferred rent receivable                                    (5,846)          (15,508)
    Change in current assets and liabilities                             (29,123)            9,746
    Equity in earnings in excess of distributions received from
       unconsolidated companies                                            5,815           (14,621)
    6 3/4% Series A Preferred Share dividends                              6,750             6,750
    Non-cash compensation                                                     39                81
                                                                       ---------         ---------
Net cash provided by operating activities                              $ 116,259         $ 153,152
                                                                       =========         =========

                          OFFICE AND RETAIL PROPERTIES

       As of June 30, 2000, the Company owned 80 Office Properties located in 28 metropolitan submarkets in seven states with an aggregate of approximately 29.0 million net rentable square feet. The Company's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of June 30, 2000, the Company's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 76% of its office portfolio based on total net rentable square feet (40% for Dallas/Fort Worth and 36% for Houston).

       In pursuit of management's objective to dispose of non-strategic and non-core assets, the Company sold nine Office Properties during the six months ended June 30, 2000 and was actively marketing for sale its wholly owned interests in three additional Office Properties at June 30, 2000. The office properties sold were The Amberton, Concourse Office Park, The Meridian, One Preston Park, and Walnut Green Office Properties located in Dallas, Texas; the Energy Centre and 1615 Poydras Office Properties located in New Orleans, Louisiana; the AT&T Building located in Denver, Colorado; and the Central Park Plaza Office Property located in Omaha, Nebraska.

       In addition, the Company has entered into contracts or letters of intent to sell the three Properties held for disposition at June 30, 2000: 160 Spear located in San Francisco, California; Valley Centre located in Dallas, Texas; and Washington Harbour located in Washington, D.C. The Company anticipates completing the sales of these Office Properties by the end of the fourth quarter of 2000.

OFFICE PROPERTIES TABLES

               The following table shows, as of June 30, 2000, certain information about the Company's Office Properties. In the table below "CBD," means central business district.


                                                                                                            WEIGHTED
                                                                                                           AVERAGE
                                                                                    NET                    FULL-SERVICE
                                                                                 RENTABLE                  RENTAL RATE
                                   NO. OF                            YEAR          AREA        PERCENT     PER LEASED
        STATE, CITY, PROPERTY     PROPERTIES     SUBMARKET        COMPLETED     (SQ. FT.)      LEASED      SQ. FT. (1)
        ---------------------     ----------     ---------        ---------    -----------     ------      -----------
TEXAS
   DALLAS
    Bank One Center (2)                  1   CBD                        1987      1,530,957        74%(5)   $ 23.08
    The Crescent Office Towers           1   Uptown/Turtle Creek        1985      1,204,670        89(5)      30.77
    Fountain Place                       1   CBD                        1986      1,200,266        96         19.32
    Trammell Crow Center (3)             1   CBD                        1984      1,128,331        80         23.95
    Stemmons Place                       1   Stemmons Freeway           1983        634,381        88         16.11
    Spectrum Center (4)                  1   Far North Dallas           1983        598,250        95         23.64
    Waterside Commons                    1   Las Colinas                1986        458,739       100         20.18
    Caltex House                         1   Las Colinas                1982        445,993        90         29.39
    Reverchon Plaza                      1   Uptown/Turtle Creek        1985        374,165        77(5)      20.47
    The Aberdeen                         1   Far North Dallas           1986        320,629       100         18.51
    MacArthur Center I & II              1   Las Colinas           1982/1986        294,069        97         22.01
    Stanford Corporate Centre            1   Far North Dallas           1985        265,507        37(5)      21.27
    12404 Park Central                   1   LBJ Freeway                1987        239,103       100         21.52
    Palisades Central II                 1   Richardson/Plano           1985        237,731        87(5)      18.80
    3333 Lee Parkway                     1   Uptown/Turtle Creek        1983        233,769        92         21.90
    Liberty Plaza I & II                 1   Far North Dallas      1981/1986        218,813       100         16.00
    The Addison                          1   Far North Dallas           1981        215,016       100         19.54
    Palisades Central I                  1   Richardson/Plano           1980        180,503        97         19.09
    Greenway II                          1   Richardson/Plano           1985        154,329       100         22.81
    Greenway I & IA                      2   Richardson/Plano           1983        146,704       100         23.50
    Addison Tower                        1   Far North Dallas           1987        145,886        92         17.56
    5050 Quorum                          1   Far North Dallas           1981        133,594        85         17.77
    Cedar Springs Plaza                  1   Uptown/Turtle Creek        1982        110,923        89         18.91
    Valley Centre                        1   Las Colinas                1985         74,861        87(5)      19.71
                                      ----                                       ----------      ----       -------
     Subtotal/Weighted Average          25                                       10,547,189        87%      $ 22.34
                                      ----                                       ----------      ----       -------

   FORT WORTH
    UPR Plaza                            1   CBD                        1982        954,895        98%      $ 15.66
                                      ----                                       ----------      ----       -------

   HOUSTON
    Greenway Plaza Office Portfolio     10   Richmond-Buffalo      1969-1982      4,286,277        95%      $ 18.20
                                             Speedway
    Houston Center                       3   CBD                   1974-1983      2,764,418        97         18.16
    Post Oak Central                     3   West Loop/Galleria    1974-1981      1,277,516        92         18.47
    The Woodlands Office Properties(6)  12   The Woodlands         1980-1996        811,067        95         16.42
    Four Westlake Park                   1   Katy Freeway               1992        561,065       100         19.47
    Three Westlake Park                  1   Katy Freeway               1983        414,251        73         20.30
    1800 West Loop South                 1   West Loop/Galleria         1982        399,777        69(5)      17.96
                                      ----                                       ----------      ----       -------
     Subtotal/Weighted Average          31                                       10,514,371        93%      $ 18.21
                                      ----                                       ----------      ----       -------

   AUSTIN
    Frost Bank Plaza                     1   CBD                        1984        433,024        99%      $ 23.87
    301 Congress Avenue (7)              1   CBD                        1986        418,338        98         25.21
    Bank One Tower                       1   CBD                        1974        389,503        95         20.16
    Austin Centre                        1   CBD                        1986        343,665        96         23.15
    The Avallon                          1   Northwest             1993/1997        232,301       100         22.98
    Barton Oaks Plaza One                1   Southwest                  1986         99,895       100         21.63
                                      ----                                       ----------      ----       -------
     Subtotal/Weighted Average           6                                        1,916,726        98%      $ 23.10
                                      ----                                       ----------      ----       -------

                                                                                                            WEIGHTED
                                                                                                           AVERAGE
                                                                                    NET                    FULL-SERVICE
                                                                                 RENTABLE                  RENTAL RATE
                                   NO. OF                            YEAR          AREA        PERCENT     PER LEASED
        STATE, CITY, PROPERTY     PROPERTIES     SUBMARKET        COMPLETED     (SQ. FT.)      LEASED      SQ. FT. (1)
        ---------------------     ----------     ---------        ---------    -----------     ------      -----------
COLORADO
   DENVER
    MCI Tower                            1   CBD                        1982        550,807        99%      $ 18.12
    Ptarmigan Place                      1   Cherry Creek               1984        418,630       100         19.26
    Regency Plaza One                    1   Denver Technology
                                             Center                     1985        309,862        97(5)      23.16
    The Citadel                          1   Cherry Creek               1987        130,652        92(5)      22.68
    55 Madison                           1   Cherry Creek               1982        137,176        89(5)      19.43
    44 Cook                              1   Cherry Creek               1984        124,174        99         20.27
                                      ----                                       ----------      ----       -------
     Subtotal/Weighted Average           6                                        1,671,301        97%      $ 19.97
                                      ----                                       ----------      ----       -------

   COLORADO SPRINGS
    Briargate Office and
     and Research Center                 1   Colorado Springs           1988        252,857       100%      $ 18.69
                                      ----                                       ----------      ----       -------

FLORIDA
   MIAMI
    Miami Center                         1   CBD                        1983        782,686        78%(5)   $ 24.89
    Datran Center                        2   South Dade/Kendall    1986/1988        472,236        90(5)      22.55
                                      ----                                       ----------      ----       -------
     Subtotal/Weighted Average           3                                        1,254,922        83%      $ 23.93
                                      ----                                       ----------      ----       -------

ARIZONA
   PHOENIX
    Two Renaissance Square               1   Downtown/CBD               1990        476,373        96%      $ 24.49
    6225 North 24th Street               1   Camelback Corridor         1981         86,451       100         22.59
                                      ----                                       ----------      ----       -------
     Subtotal/Weighted Average           2                                          562,824        97%      $ 24.18
                                      ----                                       ----------      ----       -------

WASHINGTON, D.C.
   WASHINGTON, D.C.
    Washington Harbour                   2   Georgetown                 1986        536,206        99%(5)   $ 38.54
                                      ----                                       ----------      ----       -------

NEW MEXICO
   ALBUQUERQUE
    Albuquerque Plaza                    1   CBD                        1990        366,236        89%      $ 19.22
                                      ----                                       ----------      ----       -------

CALIFORNIA
   SAN FRANCISCO
    160 Spear Street                     1   South of Market/CBD        1984        276,420       100%      $ 26.34
                                      ----                                       ----------      ----       -------

   SAN DIEGO
    Chancellor Park (9)                  1   University Town
                                             Center                     1988        195,733        96%      $ 22.90
                                      ----                                       ----------      ----       -------

     TOTAL/WEIGHTED AVERAGE             80                                       29,049,680        92%(5)   $ 20.88(9)
                                      ====                                       ==========      ====       =======

----------
(1) Calculated based on base rent payable as of June 30, 2000, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.

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

(5) Leases have been executed at certain Office Properties but had not commenced as of June 30, 2000. If such leases had commenced as of June 30, 2000, the percent leased for all Office Properties would have been 94%. The total percent leased for these Properties would have been as follows: Bank One Center - 82%; The Crescent Office Towers - 97%; Reverchon Plaza - 83%; Stanford Corporate Centre - 71%; Palisades Central II - 95%; Valley Centre - 92%; 1800 West Loop South - 75%; Regency Plaza
       - 100%; 55 Madison - 96%; The Citadel - 96%; Miami Center - 84%; Datran Center - 93% and Washington Harbour - 100%.

(6) The Company has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the 12 Office Properties that comprise The Woodlands Office Properties.

(7) The Company has a 1% general partner interest and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

(8) The Company owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.

(9) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties as of June 30, 2000, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $21.25.

       The following table provides information, as of June 30, 2000, for the Company's Office Properties by state, city, and submarket.


                                                                               PERCENT         OFFICE
                                                                 PERCENT OF   LEASED AT       SUBMARKET
                                                    TOTAL          TOTAL       COMPANY         PERCENT
                                 NUMBER OF          COMPANY       COMPANY       OFFICE         LEASED/
    STATE, CITY, SUBMARKET       PROPERTIES         NRA(1)         NRA(1)     PROPERTIES      OCCUPIED(2)
------------------------------   ----------       ----------     ----------   ----------      -----------
CLASS A OFFICE PROPERTIES

TEXAS
 DALLAS
   CBD                                  3          3,859,554          13%          83%(6)          86%
   Uptown/Turtle Creek                  4          1,923,527           7           87(6)           90
   Far North Dallas                     7          1,897,695           7           88(6)           76
   Las Colinas                          4          1,273,662           4           95(6)           83
   Richardson/Plano                     5            719,267           3           95(6)           82
   Stemmons Freeway                     1            634,381           1           88              76
   LBJ Freeway                          1            239,103           1          100              84
                                     ----         ----------        ----         ----            ----
     Subtotal/Weighted Average         25         10,547,189          36%          87%             83%
                                     ----         ----------        ----         ----            ----
 FORT WORTH
   CBD                                  1            954,895           3%          98%             91%
                                     ----         ----------        ----         ----            ----
 HOUSTON
   CBD                                  3          2,764,418          10%          97%             97%
   Richmond-Buffalo Speedway            6          2,735,030           9           95              94
   West Loop/Galleria                   4          1,677,293           6           87(6)           93
   Katy Freeway                         2            975,316           3           88              81
   The Woodlands                        7            487,320           2           97              95
                                     ----         ----------        ----         ----            ----
     Subtotal/Weighted Average         22          8,639,377          30%          93%             94%
                                     ----         ----------        ----         ----            ----
AUSTIN
   CBD                                  4          1,584,530           6%          97%            100%
   Northwest                            1            232,301           1          100             100
   Southwest                            1             99,895           0          100              99
                                     ----         ----------        ----         ----            ----
     Subtotal/Weighted Average          6          1,916,726           7%          98%            100%
                                     ----         ----------        ----         ----            ----
COLORADO
 DENVER
   Cherry Creek                         4            810,632           3%          97%(6)          93%
   CBD                                  1            550,807           2           99              99
   Denver Technology Center             1            309,862           1           97(6)           88
                                     ----         ----------        ----         ----            ----
     Subtotal/Weighted Average          6          1,671,301           6%          97%             95%
                                     ----         ----------        ----         ----            ----
 COLORADO SPRINGS
   Colorado Springs                     1            252,857           1%         100%             93%
                                     ----         ----------        ----         ----            ----
FLORIDA
 MIAMI
   CBD                                  1            782,686           3%          78%(6)          93%
   South Dade/Kendall                   2            472,236           1           90(6)           93
                                     ----         ----------        ----         ----            ----
     Subtotal/Weighted Average          3          1,254,922           4%          83%             93%
                                     ----         ----------        ----         ----            ----
ARIZONA
 PHOENIX
   Downtown/CBD                         1            476,373           2%          96%             97%
   Camelback Corridor                   1             86,451           0          100              94
                                     ----         ----------        ----         ----            ----
     Subtotal/Weighted Average          2            562,824           2%          97%             95%
                                     ----         ----------        ----         ----            ----
WASHINGTON D.C
 WASHINGTON D.C
   Georgetown                           2            536,206           2%          99%(6)         100%
                                     ----         ----------        ----         ----            ----
NEW MEXICO
 ALBUQUERQUE
   CBD                                  1            366,236           1%          89%             92%
                                     ----         ----------        ----         ----            ----
CALIFORNIA
 SAN FRANCISCO
   South of Market/CBD                  1            276,420           1%         100%             99%
                                     ----         ----------        ----         ----            ----




                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                     WEIGHTED                     COMPANY
                                                     AVERAGE       COMPANY         FULL-
                                    COMPANY          QUOTED         QUOTED        SERVICE
                                    SHARE OF         MARKET         RENTAL         RENTAL
                                     OFFICE        RENTAL RATE     RATE PER       RATE PER
                                    SUBMARKET       PER SQUARE      SQUARE         SQUARE
    STATE, CITY, SUBMARKET          NRA(1)(2)       FOOT(2)(3)      FOOT(4)        FOOT(5)
-------------------------------     ---------      ----------      ---------      ---------
CLASS A OFFICE PROPERTIES

TEXAS
 DALLAS
   CBD                                  21%         $   23.35      $   26.22      $   21.97
   Uptown/Turtle Creek                  31          $   27.09      $   29.94      $   27.18
   Far North Dallas                     17          $   24.37      $   23.87      $   20.10
   Las Colinas                          11          $   25.26      $   25.20      $   23.64
   Richardson/Plano                     14          $   23.35      $   24.14      $   20.79
   Stemmons Freeway                     26          $   24.36      $   19.50      $   16.11
   LBJ Freeway                           3          $   23.59      $   24.60      $   21.52
                                      ----          ---------      ---------      ---------
     Subtotal/Weighted Average          17%         $   24.51      $   25.77      $   22.34
                                      ----          ---------      ---------      ---------
 FORT WORTH
   CBD                                  24%         $   19.86      $   19.57      $   15.66
                                      ----          ---------      ---------      ---------
 HOUSTON
   CBD                                  11%         $   23.58      $   25.44      $   18.16
   Richmond-Buffalo Speedway            56          $   20.62      $   22.43      $   19.52
   West Loop/Galleria                   13          $   22.31      $   22.27      $   18.37
   Katy Freeway                         13          $   22.25      $   23.43      $   19.76
   The Woodlands                       100          $   16.80      $   16.80      $   16.86
                                      ----          ---------      ---------      ---------
     Subtotal/Weighted Average          17%         $   21.86      $   23.16      $   18.73
                                      ----          ---------      ---------      ---------
AUSTIN
   CBD                                  49%         $   33.26      $   33.86      $   23.20
   Northwest                            10          $   29.56      $   30.10      $   22.98
   Southwest                             4          $   28.00      $   30.42      $   21.63
                                      ----          ---------      ---------      ---------
     Subtotal/Weighted Average          24%         $   32.54      $   33.22      $   23.09
                                      ----          ---------      ---------      ---------
COLORADO
 DENVER
   Cherry Creek                         45%         $   22.89      $   21.87      $   19.97
   CBD                                   5          $   26.41      $   25.00      $   18.12
   Denver Technology Center              6          $   25.13      $   26.00      $   23.16
                                      ----          ---------      ---------      ---------
     Subtotal/Weighted Average           9%         $   24.47      $   23.67      $   19.97
                                      ----          ---------      ---------      ---------
 COLORADO SPRINGS
   Colorado Springs                      5%         $   19.91      $   21.50      $   18.69
                                      ----          ---------      ---------      ---------
FLORIDA
 MIAMI
   CBD                                  23%         $   29.75      $   30.75      $   24.89
   South Dade/Kendall                  100          $   23.73      $   23.73      $   22.55
                                      ----          ---------      ---------      ---------
     Subtotal/Weighted Average          33%         $   27.48      $   28.11      $   23.93
                                      ----          ---------      ---------      ---------
ARIZONA
 PHOENIX
   Downtown/CBD                         27%         $   23.88      $   23.00      $   24.49
   Camelback Corridor                    3          $   26.87      $   24.00      $   22.59
                                      ----          ---------      ---------      ---------
     Subtotal/Weighted Average          11%         $   24.34      $   23.15      $   24.18
                                      ----          ---------      ---------      ---------
WASHINGTON D.C
 WASHINGTON D.C
   Georgetown                          100%         $   43.00      $   43.00      $   38.54
                                      ----          ---------      ---------      ---------
NEW MEXICO
 ALBUQUERQUE
   CBD                                  64%         $   18.70      $   19.50      $   19.22
                                      ----          ---------      ---------      ---------
CALIFORNIA
 SAN FRANCISCO
   South of Market/CBD                   2%         $   66.53      $   65.00      $   26.34
                                      ----          ---------      ---------      ---------

                                                                               PERCENT         OFFICE
                                                                 PERCENT OF   LEASED AT       SUBMARKET
                                                    TOTAL          TOTAL       COMPANY         PERCENT
                                 NUMBER OF          COMPANY       COMPANY       OFFICE         LEASED/
    STATE, CITY, SUBMARKET       PROPERTIES         NRA(1)         NRA(1)     PROPERTIES      OCCUPIED(2)
------------------------------   ----------       ----------     ----------   ----------      -----------
CLASS A OFFICE PROPERTIES

 SAN DIEGO
   University Town Center               1            195,733           1%          96%             91%
                                     ----         ----------        ----         ----            ----
     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                         71         27,174,686          94%          92%             91%
                                     ====         ==========        ====         ====            ====
CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway            4          1,551,247           5%          94%             93%
   The Woodlands                        5            323,747           1           93              90
                                     ----         ----------        ----         ----            ----
     Subtotal/Weighted Average          9          1,874,994           6%          94%             93%
                                     ----         ----------        ----         ----            ----
     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                          9          1,874,994           6%          94%             93%
                                     ====         ==========        ====         ====            ====
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE          80         29,049,680         100%          92%(6)          91%
                                     ====         ==========        ====         ====            ====


                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                     WEIGHTED                     COMPANY
                                                     AVERAGE       COMPANY         FULL-
                                    COMPANY          QUOTED         QUOTED        SERVICE
                                    SHARE OF         MARKET         RENTAL         RENTAL
                                     OFFICE        RENTAL RATE     RATE PER       RATE PER
                                    SUBMARKET       PER SQUARE      SQUARE         SQUARE
    STATE, CITY, SUBMARKET          NRA(1)(2)       FOOT(2)(3)      FOOT(4)        FOOT(5)
-------------------------------     ---------      ----------      ---------      ---------
CLASS A OFFICE PROPERTIES

 SAN DIEGO
   University Town Center                6%         $   30.60      $   28.00      $   22.90
                                      ----          ---------      ---------      ---------
     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                          15%         $   24.92      $   25.80      $   21.24
                                      ====          =========      =========      =========
CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway            47%         $   18.95      $   20.93      $   15.82
   The Woodlands                       100          $   15.40      $   15.40      $   15.73
                                      ----          ---------      ---------      ---------
     Subtotal/Weighted Average          51%         $   18.34      $   19.98      $   15.81
                                      ----          ---------      ---------      ---------
     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                          51%         $   18.34      $   19.98      $   15.81
                                      ====          =========      =========      =========
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE           16%         $   24.49      $   25.43      $   20.88(7)
                                      ====          =========      =========      =========

----------
(1)    NRA means net rentable area in square feet.

(2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are CoStar Group (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway, and Fort Worth CBD), The Baca Group (for the Houston Richmond-Buffalo Speedway, Houston CBD, West Loop/Galleria, and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), CB Richard Ellis (for the Austin CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and DTC submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company(for the Phoenix Downtown/CBD, Camelback Corridor and San Francisco South of Market/CBD submarkets), Grubb and Ellis Company and the Company (for the Washington D.C. Georgetown submarket), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and John Burnham Real Estate Services (for the San Diego UTC submarket).

(3) Represents full-service quoted market rental rates. These rates do not necessarily represent the amounts at which available space at the Office Properties will be leased. The weighted average subtotals and total are based on total net rentable square feet of Company Office Properties in the submarket.

(4) For Office Properties, represents weighted average rental rates per square foot quoted by the Company, based on total net rentable square feet of Company Office Properties in the submarket, adjusted, if necessary, based on management estimates, to equivalent full-service quoted rental rates to facilitate comparison to weighted average Class A or Class B, as the case may be, quoted submarket rental rates per square foot. These rates do not necessarily represent the amounts at which available space at the Company's Office Properties will be leased.

(5) Calculated based on base rent payable for Company Office Properties in the submarket, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursed from tenants, divided by total net rentable square feet of Company Office Properties in the submarket.

(6) Leases have been executed at certain Office Properties in these submarkets but had not commenced as of June 30, 2000. If such leases had commenced as of June 30, 2000, the percent leased for all Office Properties in the Company's submarkets would have been 94%. The total percent leased for these Class A Company submarkets would have been as follows: Dallas CBD - 86%; Dallas Uptown/Turtle Creek - 93%; Far North Dallas - 93%; Dallas Las Colinas - 96%; Richardson/Plano - 97%; Houston West Loop/Galleria - 88%; Denver Cherry Creek 99%; Denver Technology Center - 100% ; Miami CBD - 84%; Miami South Dade/Kendall - 93%; and Washington D.C. Georgetown - 100%.

(7) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $21.25.

       The following table shows, as of June 30, 2000, the principal businesses conducted by the tenants at the Company's Office Properties, based on information supplied to the Company from the tenants.

                                 Percent of
      Industry Sector          Leased Sq. Ft.
------------------------       --------------
Professional Services (1)          26%
Energy(2)                          21
Financial Services (3)             21
Telecommunications                  7
Technology                          7
Manufacturing                       3
Food Service                        3
Retail                              2
Medical                             2
Government                          2
Other (4)                           6
                                  ---
TOTAL LEASED                      100%
                                  ===

----------
(1) Includes legal, accounting, engineering, architectural, and advertising services.

(2)    Includes oil and gas and utility companies.

(3)    Includes banking, title and insurance, and investment services.

(4)    Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

       The following tables show schedules of lease expirations for leases in place as of June 30, 2000 for the Company's total Office Properties and for Dallas and Houston, Texas, individually, for each of the 10 years beginning with 2000, assuming that none of the tenants exercises or has exercised renewal options.

     TOTAL OFFICE PROPERTIES

                                                                                             PERCENTAGE
                                       NET RENTABLE      PERCENTAGE OF                        TOTAL OF        ANNUAL FULL-
                                           AREA           LEASED NET           ANNUAL        ANNUAL FULL-     SERVICE RENT
                          NUMBER OF     REPRESENTED      RENTABLE AREA      FULL-SERVICE     SERVICE RENT      PER SQUARE
                         TENANTS WITH   BY EXPIRING      REPRESENTED         RENT UNDER      REPRESENTED      FOOT OF NET
      YEAR OF LEASE       EXPIRING        LEASES         BY EXPIRING          EXPIRING       BY EXPIRING     RENTABLE AREA
       EXPIRATION          LEASES      (SQUARE FEET)        LEASES           LEASES (1)        LEASES         EXPIRING (1)
    ------------------  ------------  ---------------   --------------   ------------------  --------------  ---------------
    2000                        296       1,790,682(2)           6.8%       $   34,541,542         5.9%           $  19.29
    2001                        363       3,394,356             12.9            66,702,929        11.4               19.65
    2002                        345       3,453,146             13.1            76,280,407        13.0               22.09
    2003                        308       2,939,222             11.1            60,136,511        10.3               20.46
    2004                        258       4,019,636             15.2            89,512,185        15.3               22.27
    2005                        179       2,893,054             11.0            67,576,015        11.5               23.36
    2006                         46       1,310,155              5.0            30,850,409         5.3               23.55
    2007                         52       1,826,780              6.9            42,445,796         7.2               23.24
    2008                         25         955,942              3.6            25,079,472         4.3               26.24
    2009                         21         648,855              2.5            17,591,303         3.0               27.11
    2010 and thereafter          38       3,134,640             11.9            75,652,878        12.8               24.13
                            -------      ----------         --------        --------------     -------            --------
                              1,931      26,366,468(3)         100.0%       $  586,369,447       100.0%           $  22.24
                            =======      ==========         ========        ==============     =======            ========

----------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of June 30, 2000, leases have been signed for approximately 1,443,054 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after June 30, 2000 and on or before December 31, 2000.

(3) Reconciliation to the Company's total Office Property net rentable area is as follows:

                                                SQUARE          PERCENTAGE
                                                 FEET           OF TOTAL
                                             -------------     -----------
Square footage leased to tenants              26,366,468             90.8%
Square footage reflecting
    management offices, building use,
    and remeasurement adjustments                253,065              0.9
Square footage vacant                          2,430,147              8.3
                                              ----------         --------
Total net rentable square footage             29,049,680            100.0%
                                              ==========         ========

DALLAS OFFICE PROPERTIES

                                                                                                     PERCENTAGE
                                             NET RENTABLE      PERCENTAGE OF                          TOTAL OF        ANNUAL FULL-
                                                AREA            LEASED NET           ANNUAL          ANNUAL FULL-     SERVICE RENT
                            NUMBER OF        REPRESENTED       RENTABLE AREA      FULL-SERVICE       SERVICE RENT      PER SQUARE
                           TENANTS WITH      BY EXPIRING        REPRESENTED         RENT UNDER        REPRESENTED      FOOT OF NET
   YEAR OF LEASE            EXPIRING           LEASES           BY EXPIRING          EXPIRING         BY EXPIRING     RENTABLE AREA
    EXPIRATION               LEASES          (SQUARE FEET)         LEASES           LEASES (1)           LEASES         EXPIRING (1)
-------------------        ------------      -------------     -------------      ------------       ------------     --------------
2000                               85           595,422(2)             6.5%       $ 11,587,327                5.4%       $ 19.46
2001                               95           934,605               10.2          20,111,366                9.4          21.52
2002                               84           887,756                9.7          22,862,770               10.7          25.75
2003                               86         1,140,420               12.4          24,051,186               11.2          21.09
2004                               80         1,058,017               11.5          26,963,890               12.6          25.49
2005                               59         1,526,240               16.6          33,753,183               15.8          22.12
2006                               17           355,957                3.9           9,604,241                4.5          26.98
2007                               16           908,041                9.9          21,580,955               10.1          23.77
2008                                9           571,209                6.2          14,386,079                6.7          25.19
2009                                8           380,641                4.1           9,542,218                4.5          25.07
2010 and thereafter                 9           818,545                9.0          19,555,760                9.1          23.89
                            ---------         ---------            -------        ------------            -------        -------
                                  548         9,176,853              100.0%       $213,998,975              100.0%       $ 23.32
                            =========         =========            =======        ============            =======        =======

----------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of June 30, 2000, leases have been signed for approximately 690,652 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after June 30, 2000 and on or before December 31, 2000.

HOUSTON OFFICE PROPERTIES

                                                                                                PERCENTAGE
                                          NET RENTABLE      PERCENTAGE OF                        TOTAL OF        ANNUAL FULL-
                                              AREA           LEASED NET           ANNUAL        ANNUAL FULL-     SERVICE RENT
                             NUMBER OF     REPRESENTED      RENTABLE AREA     FULL-SERVICE     SERVICE RENT      PER SQUARE
                            TENANTS WITH   BY EXPIRING      REPRESENTED         RENT UNDER      REPRESENTED      FOOT OF NET
      YEAR OF LEASE          EXPIRING        LEASES         BY EXPIRING          EXPIRING       BY EXPIRING     RENTABLE AREA
       EXPIRATION             LEASES      (SQUARE FEET)        LEASES           LEASES (1)        LEASES         EXPIRING (1)
-----------------------     ------------  -------------     -------------     ------------     ------------     -------------
    2000                        118         583,729(2)           6.0%         $  9,746,904         5.0%           $  16.70
    2001                        141       1,647,891             16.9            28,682,603        14.7               17.41
    2002                        150       1,329,850             13.6            25,135,977        12.9               18.90
    2003                        114         958,406              9.8            17,562,982         9.0               18.33
    2004                         95       1,856,266             19.0            35,867,463        18.4               19.32
    2005                         51         425,171              4.4             8,897,309         4.6               20.93
    2006                         12         638,866              6.5            13,585,299         7.0               21.26
    2007                         11         593,415              6.1            12,441,240         6.4               20.97
    2008                          5         183,719              1.9             3,291,186         1.7               17.91
    2009                          2          48,538              0.5             1,173,280         0.6               24.17
    2010 and thereafter          14       1,498,053             15.3            38,786,170        19.7               25.89
                             ------      ----------           ------          ------------      ------            --------
                                713       9,763,904            100.0%         $195,170,413       100.0%           $  19.99
                             ======      ==========           ======          ============      ======            ========

----------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of June 30, 2000, leases have been signed for approximately 324,805 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after June 30, 2000 and on or before December 31, 2000.

                                RETAIL PROPERTIES

       As of June 30, 2000, the Company owned three Retail Properties, which in the aggregate contain approximately 421,000 net rentable square feet. Two of the Retail Properties, Las Colinas Plaza, with approximately 135,000 net rentable square feet, and The Crescent Atrium with approximately 95,000 net rentable square feet, are located in submarkets of Dallas, Texas. The remaining Retail Property, The Park Shops at Houston Center, with an aggregate of approximately 191,000 net rentable square feet, is located in the CBD submarket of Houston, Texas. As of June 30, 2000, the Retail Properties were 91% leased.

       On January 5, 2000, the sale of the Company's four Retail Properties located in The Woodlands, a master-planned development located 27 miles north of downtown Houston, Texas, was completed.

                                HOTEL PROPERTIES

HOTEL PROPERTIES TABLES

         The following table shows certain information for the six months ended June 30, 2000 and 1999, about the Company's Hotel Properties. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination fitness resorts and spas that measure their performance based on available guest nights.


                                                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                                           ------------------------------------------------------
                                                                                                                      REVENUE
                                                                                AVERAGE             AVERAGE             PER
                                                                               OCCUPANCY             DAILY           AVAILABLE
                                                       YEAR                       RATE               RATE            ROOM/GUEST
                                                    COMPLETED/             -----------------     ---------------  ---------------
HOTEL PROPERTY(1)                    LOCATION       RENOVATED     ROOMS     2000       1999      2000     1999     2000     1999
-----------------                    --------       ---------     -----    ------    -------    ------   ------   ------   ------
   UPSCALE BUSINESS CLASS HOTELS:
     Denver Marriott City Center    Denver, CO      1982/1994       613        84%        77%   $  119   $  123   $  100   $   95
     Four Seasons Hotel-Houston(2)  Houston, TX        1982         399        72         66       207      196      149      128
     Hyatt Regency Albuquerque      Albuquerque, NM    1990         395        70         71       105      106       74       75
     Omni Austin Hotel              Austin, TX         1986         372        84         82       135      127      113      104
     Renaissance Houston Hotel(3)   Houston, TX        1975         389        68         65        98       97       67       63
                                                               --------    ------    -------    ------   ------   ------   ------
          TOTAL/WEIGHTED AVERAGE                                  2,168        76%        72%   $  132   $  129   $  101   $   94
                                                               ========    ======    =======    ======   ======   ======   ======

   LUXURY SPA RESORTS:
     Hyatt Regency Beaver Creek     Avon, CO           1989         276        68%        70%   $  318   $  296   $  217   $  207
     Sonoma Mission Inn & Spa(4)    Sonoma, CA    1927/1987/1997    228        73         79       287      196(4)   211      155(4)
     Ventana Inn & Spa              Big Sur, CA   1975/1982/1988     62        74         77       428      329      314      254
                                                               --------    ------    -------    ------   ------   ------   ------
          TOTAL/WEIGHTED AVERAGE                                    566        71%        74%   $  319   $  263   $  226   $  195
                                                               ========    ======    =======    ======   ======   ======   ======

                                                                GUEST
   DESTINATION FITNESS RESORTS AND SPAS:                        NIGHTS
     Canyon Ranch-Tucson            Tucson, AZ         1980         250(5)
     Canyon Ranch-Lenox             Lenox, MA          1989         212(5)
                                                               --------    ------    -------    ------   ------   ------   ------
          TOTAL/WEIGHTED AVERAGE                                    462        88%(6)     89%(6)$  587(7)$  537(7)$  503(8)$  464(8)
                                                               ========    ======    =======    ======   ======   ======   ======

          GRAND TOTAL/WEIGHTED AVERAGE FOR HOTEL PROPERTIES                    77%        75%   $  239   $  224   $  183    $ 167
                                                                           ======    =======    ======   ======   ======   ======

----------
(1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Hotel Properties and has leased all of the Hotel Properties, except the Omni Austin Hotel, to COPI pursuant to long term leases. As of June 30, 2000, the Omni Austin Hotel is leased pursuant to a separate long term lease, to HCD Austin Corporation.
(2) The hotel is undergoing a $5.0 million renovation of all guest rooms scheduled to be completed by the end of the third quarter of 2000.
(3) The hotel is undergoing an estimated $15.0 million renovation project scheduled to be completed in the fourth quarter of 2000. The renovation includes improvements to all guest rooms, the lobby, corridor, and exterior and interior systems.
(4) In January 2000, 20 rooms, which were previously taken out of commission for construction of a 30,000 square foot full-service spa in connection with an approximately $21.0 million expansion of the hotel, were returned to service. The expansion was completed in the second quarter of 2000. The expansion also included 30 additional guest rooms. Rates were discounted during the construction period which resulted in a lower average daily rate and revenue per available room for the six months ended June 30, 1999 as compared to June 30, 2000.
(5) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.
(6) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights, which is the maximum number of guests that the resort can accommodate per night, for the period.
(7) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.
(8) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

                       RESIDENTIAL DEVELOPMENT PROPERTIES

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

The following table shows certain information as of June 30, 2000, relating to the Residential Development Properties.

                                                                                    TOTAL
                    RESIDENTIAL                        RESIDENTIAL       TOTAL    LOTS/UNITS
   RESIDENTIAL      DEVELOPMENT                        DEVELOPMENT       LOTS/     DEVELOPED
   DEVELOPMENT      PROPERTIES   TYPE OF               CORPORATION'S     UNITS       SINCE
  CORPORATION(1)       (RDP)     RDP(2)    LOCATION    OWNERSHIP %      PLANNED    INCEPTION
 ---------------    ---------    ------    --------    -----------      --------   ---------
Desert Mountain   Desert Mountain  SF    Scottsdale,  AZ
    Development                                               93.0%        2,665       2,256
    Corp.                                                               --------   ---------


The Woodlands     The Woodlands    SF    The Woodlands,  TX
    Land Company,                                             42.5%       36,385      22,856
    Inc.                                                                --------   ---------

Crescent          Deer Trail       SFH   Avon, CO             60.0%           16(6)      15
    Development   Bear Paw Lodge   CO    Avon, CO             60.0%           53(6)      11
    Management    QuarterMoon      TH    Avon, CO             64.0%           13(6)       -
    Corp.         Eagle Ranch      SF    Eagle, CO            60.0%        1,260(6)     135
                  Main Street
                   Junction        CO    Breckenridge, CO     60.0%           36(6)      36
                  Main Street
                   Station         CO    Breckenridge, CO     60.0%           82(6)       -
                  Riverbend        SF    Charlotte, NC        60.0%          650(6)       -
                  Three Peaks
                   (Eagle's Nest)  SF    Silverthorne, CO     30.0%          391(6)     102
                  Park Place at
                   Riverfront      CO    Denver, CO           64.0%           71(6)       -
                  Park Tower at
                   Riverfront      CO    Denver, CO           64.0%           58(6)       -
                  Bridge Lofts
                   at Riverfront   CO    Denver, CO           64.0%           53(6)       -
                  Cresta         TH/SFH  Edwards, CO          60.0%           25(6)       -
                  Snow Cloud       CO    Avon, CO             60.0%           53(6)       -
                                                                       ---------   ---------
          TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.                      2,761         299
                                                                       ---------   ---------

Mira Vista        Mira Vista       SF    Fort Worth, TX      100.0%          740         740
    Development   The Highlands    SF    Breckenridge, CO     12.3%          750         340
    Corp.                                                              ---------   ---------


          TOTAL MIRA VISTA DEVELOPMENT CORP.                               1,490       1,080
                                                                       ---------   ---------

Houston Area      Falcon Point     SF    Houston, TX         100.0%        1,205         688
    Development   Spring Lakes     SF    Houston, TX         100.0%          536         161
    Corp.                                                              ---------   ---------

          TOTAL HOUSTON AREA DEVELOPMENT CORP.                            1,741         849
                                                                       ---------   ---------

              TOTAL                                                      45,042      27,340
                                                                       =========   =========


                                                            TOTAL        AVERAGE
                    RESIDENTIAL                           LOTS/UNITS     CLOSED         RANGE OF
   RESIDENTIAL      DEVELOPMENT                             CLOSED     SALE PRICE       PROPOSED
   DEVELOPMENT      PROPERTIES   TYPE OF                    SINCE       PER LOT/       SALE PRICES
  CORPORATION(1)       (RDP)     RDP(2)    LOCATION       INCEPTION    UNIT ($)(3)  PER LOT/UNIT ($)(4)
 ---------------    -----------  ------    --------       -----------  -----------  -------------------
Desert Mountain   Desert Mountain  SF    Scottsdale,  AZ
    Development                                                 2,078    463,000    400,000 - 3,000,000(5)
        Corp.                                               ---------

The Woodlands     The Woodlands    SF    The Woodlands,  TX
    Land Company,                                              21,733     48,000     13,600 -   500,000
    Inc.                                                    ---------

Crescent          Deer Trail       SFH   Avon, CO                  15  2,930,000  2,695,000 - 4,075,000
    Development   Bear Paw Lodge   CO    Avon, CO                  11  1,675,000    665,000 - 2,025,000
    Management    QuarterMoon      TH    Avon, CO                   -     N/A     1,850,000 - 2,795,000
    Corp.         Eagle Ranch      SF    Eagle, CO                105    111,500     80,000 -   150,000
                  Main Street
                   Junction        CO    Breckenridge, CO          19    475,000    300,000 -   580,000
                  Main Street
                   Station         CO    Breckenridge, CO           -     N/A       215,000 - 1,065,000
                  Riverbend        SF    Charlotte, NC              -     N/A        25,000 -    38,000
                  Three Peaks
                   (Eagle's Nest)  SF    Silverthorne, CO          81    220,000    135,000 -   425,000
                  Park Place at
                   Riverfront      CO    Denver, CO                 -     N/A       195,000 - 1,445,000
                  Park Tower at
                   Riverfront      CO    Denver, CO                 -     N/A       180,000 - 2,100,000
                  Bridge Lofts
                   at Riverfront   CO    Denver, CO                 -     N/A       180,000 - 2,100,000
                  Cresta         TH/SFH  Edwards, CO                -     N/A     1,900,000 - 2,600,000
                  Snow Cloud       CO    Avon, CO                   -     N/A       840,000 - 4,545,000
                                                            ---------
          TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.             231
                                                            ---------

Mira Vista        Mira Vista       SF    Fort Worth, TX           647    100,000     50,000 -   265,000
    Development   The Highlands    SF    Breckenridge, CO         336    156,000     55,000 -   450,000
    Corp.                                                   ---------
          TOTAL MIRA VISTA DEVELOPMENT CORP.                      983
                                                            ---------

Houston Area      Falcon Point     SF    Houston, TX             588     39,000     22,000 -    60,000
    Development   Spring Lakes     SF    Houston, TX             164     28,000     22,000 -    33,000
    Corp.                                                  ---------
          TOTAL HOUSTON AREA DEVELOPMENT CORP.                   752
                                                            ---------

              TOTAL                                           25,777
                                                            =========

----------
(1) The Company has an approximately 95%, 95%, 90%, 94% and 94%, ownership interest in Desert Mountain Development Corp., The Woodlands Land Company, Inc., Crescent Development Management Corp., Mira Vista Development Corp., and Houston Area Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations.
(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); and SFH (Single Family Homes).
(3)  Based on lots/units closed during the Company's ownership period.
(4)  Based on existing inventory of developed lots and lots to be developed.
(5) Includes golf membership, which as of June 30, 2000 is $175,000. Effective July 1, 2000 the golf membership was increased to $225,000.
(6) As of June 30, 2000, one units were under contract at Deer Trail representing $4.0 million in sales; 34 units were under contract at Bear Paw Lodge representing $47.1 million in sales; 13 units were under contract at QuarterMoon representing $29.8 million in sales; 97 lots were under contract at Eagle Ranch representing $13.9 million in sales; one unit was under contract at Main Street Junction representing $0.4 million in sales; 82 units were under contract at Main Street Station representing $40.9 million in sales; 117 lots were under contract at Riverbend representing $3.5 million in sales; 20 lots were under contract at Three Peaks representing $4.9 million in sales; 66 units were under contract at Park Place representing $26.5 million in sales; 26 units were under contract at Park Tower representing $16.5 million in sales; 35 units were under contract at the Bridge Lofts at Riverfront representing $13.0 million in sales; nine units were under contract at Cresta representing $15.3 million in sales and 20 units were under contract at Snow Cloud representing $35.0 million in sales.

                  TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES TABLE

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of June 30, 2000:

                                         TOTAL CUBIC             TOTAL
                    NUMBER OF              FOOTAGE            SQUARE FEET
    STATE          PROPERTIES(1)        (IN MILLIONS)        (IN MILLIONS)
    -----          -------------        -------------        -------------
Alabama                        4                  9.4                  0.3
Arizona                        1                  2.9                  0.1
Arkansas                       6                 33.1                  1.0
California                     9                 28.6                  1.1
Colorado                       2                  3.4                  0.1
Florida                        5                  7.5                  0.3
Georgia                        7                 44.5                  1.6
Idaho                          2                 18.7                  0.8
Illinois                       2                 11.6                  0.4
Indiana                        1                  9.1                  0.3
Iowa                           2                 12.5                  0.5
Kansas                         2                  5.0                  0.2
Kentucky                       1                  2.7                  0.1
Maine                          1                  1.8                  0.2
Massachusetts                  6                 15.2                  0.7
Mississippi                    1                  4.7                  0.2
Missouri(2)                    2                 48.8                  2.8
Nebraska                       2                  4.4                  0.2
New York                       1                 11.8                  0.4
North Carolina                 3                  8.5                  0.3
Ohio                           1                  5.7                  0.2
Oklahoma                       2                  2.1                  0.1
Oregon                         6                 40.4                  1.7
Pennsylvania                   2                 27.4                  0.9
South Carolina                 1                  1.6                  0.1
South Dakota                   1                  2.9                  0.1
Tennessee                      3                 10.6                  0.4
Texas                          2                  6.6                  0.2
Utah                           1                  8.6                  0.4
Virginia                       2                  8.7                  0.3
Washington                     6                 28.7                  1.1
Wisconsin                      3                 17.4                  0.7
                   -------------        -------------        -------------
TOTAL                         90(3)             444.9(3)              17.8(3)
                   =============        =============        =============

----------
(1) As of June 30, 2000, the Company held an indirect 39.6% interest in the Temperature-Controlled Logistics Partnerships, which own the Temperature-Controlled Logistics Corporations, which directly or indirectly owned the Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Company has no interest. The Temperature-Controlled Logistics Corporations are entitled to receive lease payments (base rent and percentage rent) from AmeriCold Logistics.
(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.
(3) As of June 30, 2000, AmeriCold Logistics operated 104 temperature-controlled logistics properties with an aggregate of approximately 533.0 million cubic feet (20.6 million square feet).

                        BEHAVIORAL HEALTHCARE PROPERTIES

BEHAVIORAL HEALTHCARE PROPERTIES

       As of December 31, 1999, the Company owned 88 behavioral healthcare properties, all of which were leased by the Company to CBHS under a master lease. CBHS's business has been negatively affected by many factors, including adverse industry conditions, and on February 16, 2000, CBHS and all of its subsidiaries that were subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware.

       The Company sold 18 behavioral healthcare properties during the six months ended June 30, 2000, generating approximately $11.3 million and $49.6 million in net proceeds, during the three and six months ended June 30, 2000, respectively.

       As of June 30, 2000, the Behavioral Healthcare Segment consisted of 70 Behavioral Healthcare Properties in 22 states. CBHS was continuing to operate the 37 Core Properties and had ceased operations at the 33 Non-Core Properties as of June 30, 2000. CBHS intends to cease operations at all of the Core Properties, either in connection with a sale of operating assets or by closing Core Properties. The Company intends to sell all of the Behavioral Healthcare Properties.

       Subsequent to June 30, 2000, the Company sold three Core Properties and two Non-Core Properties. The Company also has entered into contracts or letters of intent to sell 26 additional Core Properties and nine additional Non-Core Properties and is actively marketing for sale the remaining eight Core Properties and 22 Non-Core Properties.

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

INTEREST RATE RISK

       The Company's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Company had total outstanding debt of approximately $2.4 billion at June 30, 2000, of which approximately $0.5 billion, or 21%, was unhedged variable-rate debt. The weighted average interest rate on such variable-rate debt was 9.13% as of June 30, 2000. A 10% (91.3 basis point) increase in the weighted average interest rate on such variable-rate debt would result in an annual decrease in net income and cash flows of approximately $4.7 million based on the unhedged variable-rate debt outstanding as of June 30, 2000, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (91.3 basis point) decrease in the weighted average interest rate on such unhedged variable-rate debt would result in an annual increase in net income and cash flows of approximately $4.7 million based on the variable rate debt outstanding as of June 30, 2000, as a result of the decreased interest expense associated with the change in rate.

       In addition, the Company's settlement obligations under the Share Repurchase Agreement with UBS described in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Share Repurchase Agreement, are subject to interest rate risk, specifically changes in the 30-day LIBOR rate in the event that the Company elects to settle in cash. At June 30, 2000, approximately $31.9 million of the Company's $101.0 million obligation under the Share Repurchase Agreement was outstanding. The Company fulfilled its settlement obligation on July 5, 2000, and has no further obligation under the Share Repurchase Agreement.

MARKET PRICE RISK

       The Share Repurchase Agreement is subject to market price risk because changes in the closing share price for the Company's common shares affect the Company's settlement obligation, in the event the Company elects to settle in common shares. At June 30, 2000, approximately $31.9 million of the Company's $101.0 million obligation under the Share Repurchase Agreement was outstanding. The Company fulfilled its settlement obligation on July 5, 2000, and has no further obligation under the Share Repurchase Agreement.

PART II.       OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a) The annual meeting of shareholders of the Company was held on June 12, 2000.

       (b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934, as amended, and the regulations promulgated thereunder. There was no solicitation in opposition to management's solicitations. All of management's nominees for Trust Manager were elected.

       (c)    Two proposals were submitted to a vote of shareholders as follows:

              (1) The shareholders approved the election of the following persons as Trust Managers of the Company:

              Name                           For           Withheld
              ----                           ---           --------
              Richard E. Rainwater        108,463,859     1,079,815
              Anthony M. Frank            108,455,906     1,087,368
              William F. Quinn            108,480,959     1,062,315

              (2) The shareholders approved, with 109,186,978 affirmative votes, 229,526 negative votes, 126,869 abstentions, and no broker non-votes, the proposal to approve the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000.

ITEM 5. OTHER INFORMATION

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits

      EXHIBIT
      NUMBER         DESCRIPTION OF EXHIBIT
      -------        ----------------------

       3.01 Restated Declaration of Trust of Crescent Real Estate Equities Company (filed as Exhibit No. 4.01 to the Registrant's Registration Statement on Form S-3 (File No. 333-21905) (the "1997 S-3") and incorporated herein by reference)

       3.02 Amended and Restated Bylaws of Crescent Real Estate Equities Company, as amended (filed as Exhibit No. 3.02 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 and incorporated herein by reference)

       4.01 Form of Common Share Certificate (filed as Exhibit No. 4.03 to the 1997 S-3 and incorporated herein by reference)

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

       4.07 Amended and Restated Secured Loan Agreement, dated as of May 10, 2000, among Crescent Real Estate Funding VIII, L.P. and UBS AG, Stamford Branch, as amended (filed herewith as Exhibit No. 10.12 and incorporated herein by reference)

       4* Pursuant to Regulation S-K Item 601 (b) (4) (iii), the Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Registrant

      EXHIBIT
      NUMBER         DESCRIPTION OF EXHIBIT
      -------        ----------------------

       10.01 Second Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of November 1, 1997, as amended (filed as Exhibit 10.01 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 10-K") and incorporated herein by reference)

       10.02 Noncompetition Agreement of Richard E. Rainwater, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit 10.02 to the 1997 10-K and incorporated herein by reference)

       10.03 Noncompetition Agreement of John C. Goff, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit 10.03 to the 1997 10-K and incorporated herein by reference)

       10.04 Employment Agreement with John C. Goff, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed as Exhibit 10.04 to the 1999 10-K and incorporated herein by reference)

       10.05 Employment Agreement of Jerry R. Crenshaw, Jr. dated as of December 14, 1998 (filed as Exhibit 10.08 to the 1999 10-K and incorporated herein by reference)

       10.06 Form of Officers' and Trust Managers' Indemnification Agreement as entered into between the Registrant and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Form S-4 and incorporated herein by reference)

       10.07 Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit No. 10.07 to the Registrant's Registration Statement on Form S-11 (File No. 33-75188) (the "Form S-11") and incorporated herein by reference)

       10.08 Crescent Real Estate Equities, Ltd. First Amended and Restated 401(k) Plan, as amended (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

       10.09 Second Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as Exhibit
                     10.13 to the Form S-4 and incorporated herein by reference)

       10.10 Amended and Restated 1995 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit
                     99.01 to the Registrant's Registration Statement on Form S-8 (File No. 333-3452) and incorporated herein by reference)

       10.11 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan, as amended (filed as Exhibit 10.14 to the 1999 10-K and incorporated herein by reference)

       10.12 Amended and Restated Secured Loan Agreement, dated as of May 10, 2000, among Crescent Real Estate Funding VIII, L.P. and UBS AG, Stamford Branch, as amended (filed herewith)

       10.13 Intercompany Agreement, dated June 3, 1997, between Crescent Real Estate Equities Limited Partnership and Crescent Operating, Inc. (filed as Exhibit

      EXHIBIT
      NUMBER         DESCRIPTION OF EXHIBIT
      -------        ----------------------

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

                                        CRESCENT REAL ESTATE EQUITIES COMPANY
                                        (Registrant)


                                        By /s/ John C. Goff
                                           -------------------------------------
                                           John C. Goff
                                           Vice Chairman of the Board and Chief
                                           Executive Officer
Date:  August 11, 2000



                                        By /s/ Jerry R. Crenshaw
                                           -------------------------------------
                                           Jerry R. Crenshaw
                                           Senior Vice President and Chief
                                           Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)
Date:  August 11, 2000

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

       3.02          Amended and Restated Bylaws of Crescent Real Estate
                     Equities Company, as amended (filed as Exhibit No. 3.02 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 and incorporated herein by reference)

       4.01 Form of Common Share Certificate (filed as Exhibit No. 4.03 to the 1997 S-3 and incorporated herein by reference)

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

       4.06          7-1/8% Note due 2007 (filed as Exhibit No. 4.08 to the 1998
                     2Q 10-Q and incorporated herein by reference)

       4.07          Amended and Restated Secured Loan Agreement, dated as of
                     May 10, 2000, among Crescent Real Estate Funding VIII, L.P.
                     and UBS AG, Stamford Branch, as amended (filed herewith as Exhibit No. 10.12 and incorporated herein by reference)

       4*            Pursuant to Regulation S-K Item 601 (b) (4) (iii), the
                     Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Registrant

      EXHIBIT
      NUMBER         DESCRIPTION OF EXHIBIT
      -------        ----------------------
       10.01         Second Amended and Restated Agreement of Limited
                     Partnership of Crescent Real Estate Equities Limited
                     Partnership, dated as of November 1, 1997, as amended
                     (filed as Exhibit 10.01 to the Registrant's Annual Report
                     on Form 10-K for the fiscal year ended December 31, 1999
                     (the "1999 10-K") and incorporated herein by reference)

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

       10.08         Crescent Real Estate Equities, Ltd. First Amended and
                     Restated 401(k) Plan, as amended (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

       10.09         Second Amended and Restated 1995 Crescent Real Estate
                     Equities Company Stock Incentive Plan (filed as Exhibit
                     10.13 to the Form S-4 and incorporated herein by reference)

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

       10.12         Amended and Restated Secured Loan Agreement, dated as of
                     May 10, 2000, among Crescent Real Estate Funding VIII, L.P.
                     and UBS AG, Stamford Branch, as amended (filed herewith)

       10.13         Intercompany Agreement, dated June 3, 1997, between
                     Crescent Real Estate Equities Limited Partnership and
                     Crescent Operating, Inc. (filed as Exhibit

      EXHIBIT
      NUMBER         DESCRIPTION OF EXHIBIT
      -------        ----------------------
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