Form 10-Q
period 2000-09-30
CRESCENT REAL ESTATE EQUITIES CO
filed 2000-11-09
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2000
                           COMMISSION FILE NO. 1-13038


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
               (Address of principal executive offices)(Zip code)


        Registrant's telephone number, including area code (817) 321-2100


Number of shares outstanding of each of the registrant's classes of preferred and common shares, as of November 7, 2000.

            Preferred Shares, par value $.01 per share:             8,000,000
            Common Shares, par value $.01 per share:              108,015,130
            -----------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.


                    YES     X                 NO
                        ---------                ---------

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                      PAGE
PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at September 30, 2000 (unaudited) and December 31, 1999
            (audited)............................................................................        2

           Consolidated Statements of Operations for the three and nine months ended September 30,
           2000 and 1999 (unaudited).............................................................        3

           Consolidated Statements of Shareholders' Equity for the nine months ended
           September 30, 2000 and 1999 (unaudited)...............................................        4

           Consolidated Statements of Cash Flows for the nine months ended September 30,
           2000 and 1999 (unaudited).............................................................        5

           Notes to Financial Statements.........................................................        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       25

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................       60

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................       61

Item 2.    Changes in Securities.................................................................       61

Item 3.    Defaults Upon Senior Securities.......................................................       61

Item 4.    Submission of Matters to a Vote of Security Holders...................................       61

Item 5.    Other Information.....................................................................       61

Item 6.    Exhibits and Reports on Form 8-K......................................................       61

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                            2000              1999
                                                                        -------------      -------------
                                                                         (UNAUDITED)         (AUDITED)
ASSETS:
 Investments in real estate:
   Land                                                                 $     319,605      $     398,754
   Land held for development or sale                                          110,811             95,760
   Building and improvements                                                3,229,129          3,529,344
   Furniture, fixtures and equipment                                           65,891             71,716
   Less - accumulated depreciation                                           (547,117)          (507,520)
                                                                        -------------      -------------
             Net investment in real estate                                  3,178,319          3,588,054

   Cash and cash equivalents                                                   27,303             72,926
   Restricted cash and cash equivalents                                        81,076             87,939
   Accounts receivable, net                                                    53,559             37,204
   Deferred rent receivable                                                    81,903             74,271
   Investments in real estate mortgages and equity
       of unconsolidated companies                                            839,313            812,494
   Notes receivable, net                                                      142,015            131,542
   Other assets                                                               159,111            146,131
                                                                        -------------      -------------
               Total assets                                             $   4,562,599      $   4,950,561
                                                                        =============      =============


LIABILITIES:
   Borrowings under BankBoston Credit Facility                          $          --      $     510,000
   Borrowings under UBS Facility                                              553,452                 --
   Notes payable                                                            1,721,563          2,088,929
   Accounts payable, accrued expenses and other liabilities                   152,821            170,984
                                                                        -------------      -------------
              Total liabilities                                             2,427,836          2,769,913
                                                                        -------------      -------------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
  Operating partnership, 7,010,823 and 6,975,952 units,
       respectively                                                            98,440             99,226
  Investment joint ventures                                                   294,300             24,648
                                                                        -------------      -------------
              Total minority interests                                        392,740            123,874
                                                                        -------------      -------------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par value, authorized 100,000,000 shares:
   6 3/4% Series A Convertible Cumulative Preferred Shares,
      8,000,000 shares issued and outstanding at September 30, 2000
      and December 31, 1999                                                   200,000            200,000
  Common shares, $.01 par value, authorized 250,000,000 shares,
      121,755,989 and 121,537,353 shares issued and outstanding
      at September 30, 2000 and December 31, 1999, respectively                 1,211              1,208
   Additional paid-in capital                                               2,220,091          2,229,680
   Deferred compensation on restricted shares                                     (41)               (41)
   Retained deficit                                                          (417,321)          (386,532)
   Accumulated other comprehensive income                                       3,190             12,459
                                                                        -------------      -------------
                                                                            2,007,130          2,056,774
   Less - shares held in treasury, at cost, 13,755,423 common
      shares at September 30, 2000                                           (265,107)                --
                                                                        -------------      -------------
              Total shareholders' equity                                    1,742,023          2,056,774
                                                                        -------------      -------------

              Total liabilities and shareholders' equity                $   4,562,599      $   4,950,561
                                                                        =============      =============




   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)
                                  (unaudited)


                                                                   FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                 --------------------------      --------------------------
                                                                    2000            1999            2000            1999
                                                                 ----------      ----------      ----------      ----------
REVENUES:
   Office and retail properties                                  $  151,347      $  153,012      $  447,989      $  458,747
   Hotel properties                                                  19,728          16,999          55,735          48,510
   Behavioral healthcare properties                                   1,550           8,634           6,933          36,282
   Interest and other income                                          4,522           6,880          17,507          20,130
                                                                 ----------      ----------      ----------      ----------
          Total revenues                                            177,147         185,525         528,164         563,669
                                                                 ----------      ----------      ----------      ----------
EXPENSES:
   Real estate taxes                                                 20,837          21,169          65,087          64,369
   Repairs and maintenance                                            7,836          10,421          30,602          32,113
   Other rental property operating                                   31,173          32,504          91,215          97,614
   Corporate general and administrative                               5,305           4,083          14,632          12,013
   Interest expense                                                  50,458          51,084         154,544         138,482
   Amortization of deferred financing costs                           2,368           2,033           7,056           7,857
   Depreciation and amortization                                     30,988          30,344          93,608          97,001
   Settlement of merger dispute                                          --              --              --          15,000
   Impairment and other charges related to the
      behavioral healthcare assets                                       --         162,038              --         162,038
                                                                 ----------      ----------      ----------      ----------
          Total expenses                                            148,965         313,676         456,744         626,487
                                                                 ----------      ----------      ----------      ----------
         Operating income                                            28,182        (128,151)         71,420         (62,818)

OTHER INCOME AND EXPENSE:
   Equity in net income of unconsolidated
    companies:
         Office and retail properties                                   135           3,778           3,235           5,734
         Temperature-controlled logistics properties                    637           1,746           4,865          11,476
         Residential development properties                           5,934           7,944          28,115          30,988
         Other                                                        2,310           1,367           7,629           2,277
                                                                 ----------      ----------      ----------      ----------
     Total equity in net income of unconsolidated companies           9,016          14,835          43,844          50,475

   Gain on property sales, net                                       63,679              --          92,432              --
                                                                 ----------      ----------      ----------      ----------
           Total other income and expense                            72,695          14,835         136,276          50,475
                                                                 ----------      ----------      ----------      ----------
INCOME BEFORE MINORITY INTERESTS                                    100,877        (113,316)        207,696         (12,343)
  AND EXTRAORDINARY ITEM
   Minority interests                                               (17,702)         11,034         (33,409)          1,236
                                                                 ----------      ----------      ----------      ----------
NET INCOME BEFORE EXTRAORDINARY ITEM                                 83,175        (102,282)        174,287         (11,107)
   Extraordinary item - extinguishment of debt                           --              --          (3,928)             --
                                                                 ----------      ----------      ----------      ----------
NET INCOME                                                           83,175        (102,282)        170,359         (11,107)
6 3/4% Series A Preferred Share dividends                            (3,375)         (3,375)        (10,125)        (10,125)
Share repurchase agreement return                                    (1,647)             --          (4,441)             --
Forward share purchase agreement return                                  --              --              --          (4,317)
                                                                 ----------      ----------      ----------      ----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                      $   78,153      $ (105,657)     $  155,793      $  (25,549)
                                                                 ==========      ==========      ==========      ==========

BASIC EARNINGS PER SHARE DATA:
   Net income available to common shareholders before
    extraordinary item                                           $     0.71      $    (0.88)     $     1.38      $    (0.21)
   Extraordinary item - extinguishment of debt                           --              --           (0.03)             --
                                                                 ----------      ----------      ----------      ----------
   Net income available to common shareholders                   $     0.71      $    (0.88)     $     1.35      $    (0.21)
                                                                 ==========      ==========      ==========      ==========

DILUTED EARNINGS PER SHARE DATA:
   Net income available to common shareholders before
    extraordinary item                                           $     0.70      $    (0.88)     $     1.37      $    (0.21)
   Extraordinary item - extinguishment of debt                           --              --           (0.03)             --
                                                                 ----------      ----------      ----------      ----------
   Net income available to common shareholders                   $     0.70      $    (0.88)     $     1.34      $    (0.21)
                                                                 ==========      ==========      ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                            CONSOLIDATED STATEMENTS
                            OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)
                                  (unaudited)






                                             Preferred shares                 Treasury Shares                Common shares
                                           ------------------------    ---------------------------    -----------------------------
                                           Shares        Net Value      Shares          Net Value       Shares          Par Value
SHAREHOLDERS' EQUITY,  December 31, 1999    8,000,000   $  200,000             --     $        --     121,537,353     $      1,208

  Issuance of Common Shares                        --           --             --              --           4,398               --

  Exercise of Common Share Options                 --           --             --              --         177,400                2

  Preferred Equity Issuance Cost                   --           --             --              --              --               --

  Issuance of Shares in Exchange for
     Operating Partnership Units                   --           --             --              --          57,124                1

  Share Repurchases                                --           --     13,775,709        (265,462)             --               --

  Retirement of Treasury Shares                    --           --        (20,286)            355         (20,286)              --

  Dividends Paid                                   --           --             --              --              --               --

  Net Income                                       --           --             --              --              --               --

  Unrealized Net Loss on
     Available-for-Sale Securities                 --           --             --              --              --               --

  Unrealized Net Loss on Cash                      --           --             --              --              --               --
     Flow Hedges
                                           ----------   ----------     ----------      ----------     ------------    ------------

SHAREHOLDERS' EQUITY, September 30, 2000    8,000,000   $  200,000     13,755,423      $ (265,107)     121,755,989    $      1,211
                                           ==========   ==========     ==========      ==========     ============    ============






                                                                      Deferred                       Accumulated
                                                       Additional   Compensation       Retained         Other
                                                         Paid-in    on Restricted      Earnings     Comprehensive
                                                         Capital        Shares         (Deficit)        Income           Total
                                                      ------------  -------------    ------------   -------------  -----------
SHAREHOLDERS' EQUITY,  December 31, 1999               $ 2,229,680    $       (41)   $  (386,532)   $    12,459    $ 2,056,774

  Issuance of Common Shares                                     85             --             --             --             85

  Exercise of Common Share Options                           1,219             --             --             --          1,221

  Preferred Equity Issuance Cost                            (9,903)            --             --             --        (10,006)

  Issuance of Shares in Exchange for
    Operating Partnership Units                                502             --             --             --            503

  Share Repurchases                                         (1,137)            --             --             --       (266,496)

  Retirement of Treasury Shares                               (355)            --             --             --             --

  Dividends Paid                                                --             --       (191,023)            --       (191,023)

  Net Income                                                    --             --        160,234             --        160,234

  Unrealized Net Loss on
     Available-for-Sale Securities                              --             --             --         (6,932)        (6,932)

  Unrealized Net Loss on Cash Flow Hedges                       --             --             --         (2,337)        (2,337)

                                                       -----------    -----------    -----------    -----------    -----------

SHAREHOLDERS' EQUITY, September 30, 2000               $ 2,220,091    $       (41)   $  (417,321)         3,190    $ 1,742,023
                                                       ===========    ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)


                                                                                  FOR THE NINE MONTHS
                                                                                   ENDED SEPTEMBER 30,
                                                                           ---------------------------------
                                                                               2000                  1999
                                                                           -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $     170,359       $     (11,107)
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation and amortization                                              100,664             104,858
      Extraordinary item - extinguishment of debt                                  3,928                  --
      Impairment charge related to the
        behavioral healthcare real estate assets                                      --             103,773
      Gain on property sales, net                                                (92,432)                 --
      Minority interests                                                          33,409              (1,236)
      Non-cash compensation                                                           85                 101
      Distributions received in excess of earnings from
        unconsolidated companies:
          Office and retail                                                        1,707                  --
          Temperature-controlled logistics                                        16,718              16,320
      Equity in earnings net of distributions received from
        unconsolidated companies:
          Office and retail                                                           --              (1,213)
          Residential development properties                                      (5,520)            (11,845)
          Other                                                                   (2,847)               (777)
      Increase in accounts receivable                                            (16,355)             (1,592)
      (Increase) decrease in deferred rent receivable                             (7,632)              5,098
      (Increase) decrease in other assets                                        (10,049)             36,597
      Decrease (increase) in restricted cash and cash equivalents                  5,373              (1,559)
      (Decrease) increase in accounts payable, accrued
        expenses and other liabilities                                           (22,250)             10,645
                                                                           -------------       -------------
          Net cash provided by operating activities                              175,158             248,063
                                                                           -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of land held for development or sale                           (15,052)                 --
      Proceeds from property sales                                               519,927                  --
      Development of investment properties                                       (25,953)             (5,961)
      Capital expenditures - rental properties                                   (13,930)            (22,945)
      Tenant improvement and leasing costs - rental properties                   (47,387)            (39,098)
      Increase (decrease) in restricted cash and cash equivalents                  1,489             (27,819)
      Return of investment in unconsolidated companies:
          Office and retail                                                        9,852                  --
          Residential development properties                                      40,567              18,415
          Other                                                                    1,125                  --
      Investment in unconsolidated companies:
          Office and retail                                                           --              (2,821)
          Residential development properties                                     (72,741)            (49,713)
          Temperature-controlled logistics                                       (24,205)            (27,927)
          Other                                                                       --            (112,923)
      Escrow deposits - acquisition of investment properties                         150                  --
      Increase in notes receivable                                               (10,473)               (599)
                                                                           -------------       -------------
          Net cash provided by (used in) investing activities                    363,369            (271,391)
                                                                           -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt financing costs                                                       (19,275)            (14,054)
      Settlement of Forward Share Purchase Agreement                                  --            (149,384)
      Borrowings under BankBoston Credit Facility                                     --              51,920
      Payments under BankBoston Credit Facility                                 (510,000)           (126,920)
      Borrowings under UBS Facility                                              932,819                  --
      Payments under UBS Facility                                               (379,367)                 --
      Notes Payable proceeds                                                          --             890,000
      Notes Payable payments                                                    (367,366)           (451,029)
      Capital proceeds - joint venture partner                                   275,000                  --
      Preferred Equity Issuance Costs                                             (9,903)                 --
      Capital distributions - joint venture partner                              (17,577)             (2,461)
      Proceeds from exercise of share options                                      1,221              17,949
      Treasury share repurchases                                                (265,462)                 --
      6 3/4% Series A Preferred Share dividends                                  (10,125)            (10,125)
      Dividends and unitholder distributions                                    (214,115)           (225,303)
                                                                           -------------       -------------
          Net cash used in financing activities                                 (584,150)            (19,407)
                                                                           -------------       -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                            (45,623)            (42,735)
CASH AND CASH EQUIVALENTS,
      Beginning of period                                                         72,926             110,292
                                                                           -------------       -------------
CASH AND CASH EQUIVALENTS,
      End of period                                                        $      27,303       $      67,557
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

         The direct and indirect subsidiaries of Crescent Equities at September 30, 2000 include:

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

         The following table shows, by subsidiary, the Properties such subsidiaries, directly or indirectly, owned as of September 30, 2000(1):


Operating Partnership:              21 Office Properties and The Park Shops at Houston Center

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

Crescent Real Estate                Greenway Plaza Office Properties and Renaissance Houston Hotel
Funding III, IV and V, L.P.:
("Funding III, IV and V")(2)

Crescent Real Estate                Canyon Ranch - Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate                33 Behavioral Healthcare Properties
Funding VII, L.P.:
("Funding VII")

Crescent Real Estate                23 Office Properties and four Hotel Properties
Funding VIII, L.P.:
("Funding VIII")

Crescent Real Estate                Chancellor Park, Denver Marriott City Center, Four Seasons Hotel - Houston, MCI Tower,
Funding IX, L.P.:                   Miami Center, Reverchon Plaza, 44 Cook Street, 55 Madison and 6225 N. 24th Street
("Funding IX")

----------

(1) As of September 30, 2000, Crescent SH IX, Inc. owned 13,755,423 common shares of beneficial interest in Crescent Equities.

(2) Funding III owns nine of the 10 Office Properties in the Greenway Plaza Office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns Coastal Tower, the remaining Office Property in the Greenway Plaza Office portfolio.

SEGMENTS

         As of September 30, 2000, the Company's assets and operations were composed of five major investment segments:

         o        Office and Retail Segment;

         o        Hotel/Resort Segment;

         o        Residential Development Segment;

         o        Temperature-Controlled Logistics Segment; and

         o        Behavioral Healthcare Segment.

         Within these segments, the Company owned directly or indirectly the following real estate assets (the "Properties") as of September 30, 2000:

         o OFFICE AND RETAIL SEGMENT consisted of 78 office properties (collectively referred to as the "Office Properties") located in 27 metropolitan submarkets in seven states, with an aggregate of approximately 28.7 million net rentable square feet and three retail properties (collectively referred to as the "Retail Properties") with an aggregate of approximately
                  0.4 million net rentable square feet.

         o HOTEL/RESORT SEGMENT consisted of five upscale business class hotels with a total of 2,168 rooms, three luxury spa resorts with a total of 566 rooms and two Canyon Ranch destination fitness resorts and spas that can accommodate up to 462 guests daily (collectively referred to as the "Hotel Properties"). All Hotel Properties, except the Omni Austin Hotel, are leased to subsidiaries of Crescent Operating, Inc. ("COPI"). The Omni Austin Hotel is leased to HCD Austin Corporation. Subsequent to September 30, 2000, the Company sold the Four Seasons Hotel
                  - Houston.

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

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Company's indirect 39.6% interest in three partnerships (collectively referred to as the "Temperature-Controlled Logistics Partnerships"), each of which owns one or more corporations or limited liability companies (collectively referred to as the "Temperature-Controlled Logistics Corporations") which, as of September 30, 2000, directly or indirectly owned 89 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 441.7 million cubic feet (17.6 million square feet).

         o BEHAVIORAL HEALTHCARE SEGMENT consisted of 33 properties in 16 states (collectively referred to as the "Behavioral Healthcare Properties"). Charter Behavioral Health Systems, LLC ("CBHS") was formed to operate the behavioral healthcare business located at the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan Health Services, Inc. ("Magellan") and 90% by COPI and an affiliate of COPI. On February 16, 2000, CBHS and all of its subsidiaries that were subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. As of September 30, 2000, CBHS had ceased operations at substantially all of the Behavioral Healthcare Properties. CBHS is expected to cease operations at the remaining Behavioral Healthcare Properties in the fourth quarter of 2000. Subsequent to September 30, 2000, the Company sold three Behavioral Healthcare Properties. The Company has entered into contracts or letters of intent to sell five additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 25 Behavioral Healthcare Properties.

         See Note 6. Segment Reporting for a table showing total revenues, funds from operations and equity in net income of unconsolidated companies for each of these investment segments for the three and nine months ended September 30, 2000 and 1999 and identifiable assets for each of these investment segments at September 30, 2000 and 1999.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133", which deferred the effective date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company elected to implement SFAS No. 133 in the third quarter of 1999. See Note 9. Cash Flow Hedges for a description of the impact of the cash flow hedges on the Company's financial statements for the nine months ended September 30, 2000.

3.  PROPERTIES HELD FOR DISPOSITION:

Office and Retail Segment

         In pursuit of management's objective to dispose of non-strategic and non-core assets, at September 30, 2000, the Company was actively marketing for sale its interest in one Office Property, which is included in the Net Investment in Real Estate of $3,178,319. The Property is Washington Harbour located in Washington, D.C. The carrying value of this Property at September 30, 2000 was approximately $156,865.

         The following table summarizes the condensed results of operations for the nine months ended September 30, 2000 and 1999 for the Office Property held for disposition. Depreciation expense has not been recognized since June 1, 2000, which is the date this Property was classified as held for sale.



                                        FOR THE NINE MONTHS
                                        ENDED SEPTEMBER 30,
                               ---------------------------------------
                                     2000                1999
                               -----------------       ---------------
Revenue                       $        17,295          $        15,271
Operating Expenses                      4,891                    4,205
                              ---------------          ---------------
Net Operating Income          $        12,404          $        11,066
                              ===============          ===============


Hotel/Resort Segment

         At September 30, 2000, the Company was actively marketing for sale its interest in one Hotel Property, which is included in the Net Investment in Real Estate of $3,178,319. The Property is the Four Seasons Hotel - Houston located in Houston, Texas. The carrying value of this Property at September 30, 2000 was approximately $53,008.

         The Company's net operating income for the nine months ended September 30, 2000 and 1999 for the Four Seasons Hotel - Houston was $7,217 and $6,947, respectively. Depreciation expense has not been recognized since September 1, 2000, which is the date this Property was classified as held for sale.

         On November 3, 2000, the Company completed the sale of the Four Seasons Hotel - Houston. See Note 17. Subsequent Events.

Behavioral Healthcare Segment

         As of September 30, 2000, the Company owned 33 Behavioral Healthcare Properties, all of which were classified as held for disposition. The carrying value of the Behavioral Healthcare Properties at September 30, 2000 was approximately $85,097. During the three months ended September 30, 2000, the Company recognized an impairment loss of approximately $6,541 on the Behavioral Healthcare Properties held for disposition, which is included in Gain on Property Sales, Net. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for eight of the Properties. Depreciation expense has not been recognized from the dates the Behavioral Healthcare Properties were classified as held for sale.

         Subsequent to September 30, 2000, the Company sold three Behavioral Healthcare Properties. See Note 17. Subsequent Events. The Company also has entered into contracts or letters of intent to sell five additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 25 Behavioral Healthcare Properties.

4.   EARNINGS PER SHARE

         SFAS No. 128 "Earnings Per Share" ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.


                                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                              ------------------------------------------------------------------------------
                                                             2000                                    1999
                                              -------------------------------------    -------------------------------------
                                                           Wtd. Avg.     Per Share                  Wtd. Avg.      Per Share
                                               Income       Shares        Amount         Income      Shares         Amount
                                              ---------    ---------    -----------    ---------    ---------    -----------

BASIC EPS -
Net Income                                    $  83,175      109,379                   $(102,282)    119,892
6 3/4% Series A Preferred Share dividends        (3,375)                                  (3,375)
Share repurchase agreement return                (1,647)                                      --
                                              ---------    ---------    -----------    ---------    ---------    -----------

Net income available to common
   shareholders                               $  78,153      109,379    $      0.71    $(105,657)     119,892    $     (0.88)
                                              =========    =========    ===========    =========    =========    ===========

DILUTED EPS -
Net income available to common
   shareholders                               $  78,153      109,379    $      0.71    $(105,657)     119,892    $     (0.88)

Effect of dilutive securities:
   Share and unit options                            --        1,761                          --        1,387
                                              ---------    ---------    -----------    ---------    ---------    -----------

Net income available to common
   shareholders                               $  78,153      111,140    $      0.70    $(105,657)     121,279    $     (0.88)(1)
                                              =========    =========    ===========    =========    =========    ===========

                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------------------------------------------
                                                           2000                                   1999
                                            -----------------------------------    ------------------------------------
                                                         Wtd. Avg.    Per Share                 Wtd. Avg.     Per Share
                                              Income       Shares       Amount      Income        Shares       Amount
                                            ---------    ---------    ---------    ---------    ---------    ----------

BASIC EPS -
Net Income before extraordinary item        $ 174,287      115,434                 $ (11,107)    123,632
6 3/4% Series A Preferred Share dividends     (10,125)                               (10,125)
Share repurchase agreement return              (4,441)                                    --
Forward share purchase
 agreement return                                  --                                 (4,317)
                                            ---------    ---------    ---------    ---------    ---------    ---------

Net income available to common
   shareholders before extraordinary
    item                                    $ 159,721      115,434    $    1.38    $ (25,549)     123,632    $   (0.21)
Extraordinary item -
   extinguishment of debt                      (3,928)                    (0.03)          --                        --
                                            ---------    ---------    ---------    ---------    ---------    ---------
Net income available to common
   shareholders                             $ 155,793      115,434    $    1.35    $ (25,549)     123,632    $   (0.21)
                                            =========    =========    =========    =========    =========    =========

DILUTED EPS -
Net income available to common
   shareholders before extraordinary
    item                                    $ 159,721      115,434    $    1.38    $ (25,549)     123,632    $   (0.21)
Effect of dilutive securities:
   Additional common shares obligation
    relating to:
   Forward share purchase agreement                             --                                    391
   Share and unit options                                    1,064                                  1,876
                                            ---------    ---------    ---------    ---------    ---------    ---------

Net income available to common
   shareholders before extraordinary
    item                                    $ 159,721      116,498    $    1.37    $ (25,549)     125,899    $   (0.21)(1)
Extraordinary item -
   extinguishment of debt                      (3,928)                    (0.03)          --                        --
                                            ---------    ---------    ---------    ---------    ---------    ---------

Net income available to common
   shareholders                             $ 155,793      116,498    $    1.34    $ (25,549)     125,899    $   (0.21)(1)
                                            =========    =========    =========    =========    =========    =========


----------

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

         The effect of the conversion of the 6 3/4% Series A Preferred Shares is not included in the computation of Diluted EPS for the three or nine months ended September 30, 2000 or 1999, since the effect of their conversion is antidilutive.

5.    SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS:


                                                                                       FOR THE NINE MONTHS
                                                                                       ENDED SEPTEMBER 30,
                                                                                  ---------------------------
                                                                                      2000           1999
                                                                                  ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid.............................................................        $    162,293   $    144,086

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Conversion of Operating Partnership units to common
   shares with resulting reduction in minority interest
   and increases in common shares and additional
   paid-in capital........................................................        $        503   $      1,939
Issuance of Operating Partnership units in conjunction
    with settlement of an obligation......................................               2,125          1,786
Acquisition of partnership interests......................................                  --          3,774
Unrealized net gain/(loss) on available-for-sale securities...............               6,932         10,003
Forward Share Purchase Agreement Return...................................                  --          4,317
Share Repurchase Agreement Return.........................................               4,441             --
Decrease of cash flow hedge to fair value.................................               2,337             --
Equity investment in a tenant in exchange
     for office space/other investment ventures...........................               4,485             --
Impairment and other charges related to the
     behavioral healthcare assets.........................................               6,541        162,038
Impairment related to investments in unconsolidated
     companies............................................................               8,525             --


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

         NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events, except for those that are defined as "extraordinary items" under GAAP and gains or losses from sales of depreciable operating property. The Company has adopted the revised definition of FFO effective as of January 1, 2000. Under the prior definition of FFO, for the nine months ended September 30, 1999, FFO was approximately $254,540, which excluded $15,000 paid in connection with the settlement and release of all claims between the Company and Station Casinos, Inc. ("Station") arising out of the agreement and plan of merger between the Company and Station. Because this settlement is not considered an "extraordinary item" under GAAP, FFO for the nine months ended September 30, 1999 would have been approximately $239,540, which would have included the $15,000 settlement payment, if the revised definition of FFO had been in effect. The Company considers FFO an appropriate measure of performance for an equity REIT, and for its investment segments. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REITs because these REITs may apply the definition of FFO in a different manner than the Company.

         Selected financial information related to each segment at or for the three and nine months ended September 30, 2000 and 1999 is presented below.


                                                               FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                           ----------------------------    ----------------------------
                                                               2000            1999            2000             1999
                                                           ------------    ------------    ------------    ------------
REVENUES:
   Office and Retail Segment                               $    151,347    $    153,012    $    447,989    $    458,747
   Hotel/Resort Segment                                          19,728          16,999          55,735          48,510
   Behavioral Healthcare Segment                                  1,550           8,634           6,933          36,282
   Temperature-Controlled Logistics Segment                          --              --              --              --
   Residential Development Segment                                   --              --              --              --
   Corporate and other                                            4,522           6,880          17,507          20,130
                                                           ------------    ------------    ------------    ------------
   TOTAL REVENUE                                           $    177,147    $    185,525    $    528,164    $    563,669
                                                           ============    ============    ============    ============

FUNDS FROM OPERATIONS:
   Office and Retail Segment                               $     92,917    $     91,916    $    266,341    $    273,395
   Hotel/Resort Segment                                          19,598          16,564          55,235          47,658
   Behavioral Healthcare Segment                                  1,550         (16,969)          6,933          10,679
   Temperature-Controlled Logistics Segment                       8,101           6,791          25,218          24,279
   Residential Development Segment                               14,761          11,401          52,665          45,739
   Corporate and other adjustments:
    Interest expense                                            (50,458)        (51,084)       (154,544)       (138,482)
    6 3/4 Series A Preferred Share dividends                     (3,375)         (3,375)        (10,125)        (10,125)
    Other                                                        (2,785)          6,036           5,090          13,410
    Corporate general & administrative                           (5,305)         (4,083)        (14,632)        (12,013)
                                                           ------------    ------------    ------------    ------------
   TOTAL FUNDS FROM OPERATIONS - OLD DEFINITION                  75,004          57,197         232,181         254,540
   Settlement of merger dispute                                      --              --              --         (15,000)
                                                           ------------    ------------    ------------    ------------
   TOTAL FUNDS FROM OPERATIONS - NEW DEFINITION            $     75,004    $     57,197    $    232,181    $    239,540
                                                           ------------    ------------    ------------    ------------

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO
   NET INCOME:
   Depreciation and amortization of real estate
     assets                                                $    (30,727)   $    (29,516)   $    (90,872)   $    (94,542)
   Gain on property sales, net                                   63,679              --          92,432              --
   Impairment and other charges related to the
     behavioral healthcare assets                                    --        (136,435)             --        (136,435)
   Extraordinary item - extinguishment of debt                       --              --          (3,928)             --
   Adjustment for investments in real estate
     mortgages and equity of unconsolidated companies:
       Office and Retail Properties                              (1,805)            751          (3,522)         (3,603)
       Temperature-Controlled Logistics Properties               (7,465)         (5,045)        (20,354)        (12,803)
       Residential Development Properties                        (8,828)         (3,457)        (24,551)        (14,751)
       Other                                                         --            (439)             --            (611)
   Unitholder minority interests                                (10,058)         11,287         (21,152)          1,973
   6 3/4 Series A Preferred Share dividends                       3,375           3,375          10,125          10,125
                                                           ------------    ------------    ------------    ------------
NET INCOME                                                 $     83,175    $   (102,282)   $    170,359    $    (11,107)
                                                           ============    ============    ============    ============

EQUITY IN NET INCOME OF UNCONSOLIDATED
   COMPANIES:
   Office and Retail Properties                            $        135    $      3,778    $      3,235    $      5,734
   Hotel/Resort Properties                                           --              --              --              --
   Behavioral Healthcare Properties                                  --              --              --              --
   Temperature-Controlled Logistics Properties                      637           1,746           4,865          11,476
   Residential Development Properties                             5,934           7,944          28,115          30,988
   Other                                                          2,310           1,367           7,629           2,277
                                                           ------------    ------------    ------------    ------------
   TOTAL EQUITY IN NET INCOME OF
    UNCONSOLIDATED COMPANIES                               $      9,016    $     14,835    $     43,844    $     50,475
                                                           ============    ============    ============    ============

                                                                                              BALANCE AT SEPTEMBER 30,
                                                                                           ----------------------------
IDENTIFIABLE ASSETS:                                                                           2000             1999
                                                                                           ------------    ------------
   Office and Retail Segment                                                               $  2,979,429    $  3,292,500
   Hotel/Resort Segment                                                                         546,214         472,114
   Behavioral Healthcare Segment                                                                 85,097         245,033
   Temperature-Controlled Logistics Segment                                                     300,730         289,463
   Residential Development Segment                                                              316,891         332,758
   Other                                                                                        334,238         427,790
                                                                                           ------------    -----------
   TOTAL IDENTIFIABLE ASSETS                                                               $  4,562,599    $  5,059,658
                                                                                           ============    ============

         At September 30, 2000, COPI was the Company's largest lessee in terms of total revenues. Total revenues received from COPI for the nine months ended September 30, 2000 were approximately 10% of the Company's total revenues. COPI was the lessee of nine of the Hotel Properties for the nine months ended September 30, 2000.

         See Note 7. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Temperature-Controlled Logistics Properties for a description of the sole lessee of the Temperature-Controlled Logistics Properties.

7. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

        The following is a summary of the Company's ownership in significant unconsolidated companies, or equity investments:

                                                                                                COMPANY'S OWNERSHIP
                  Entity                                CLASSIFICATION                       AS OF SEPTEMBER 30, 2000
------------------------------------       ------------------------------------------    --------------------------------
Desert Mountain Development Corp.            Residential Development Corporation                       95%(1)
The Woodlands Land Company, Inc.             Residential Development Corporation                       95%(1)
Crescent Development Management Corp.        Residential Development Corporation                       90%(1)
Mira Vista Development Corp.                 Residential Development Corporation                       94%(1)
Houston Area Development Corp.               Residential Development Corporation                       94%(1)
Crescent CS Holdings Corp.                           Crescent Subsidiary                               99%(2)
Crescent CS Holdings II Corp.                        Crescent Subsidiary                               99%(2)
The Woodlands Commercial                     Office and Retail (office/venture tech
    Properties Company, L.P.                              portfolio)                                    42.5%
Main Street Partners, L.P.                   Office and Retail (office property -
                                                       Bank One Center)                                  50%
DBL Holdings, Inc.                                          Other                                       97.4%
Metropolitan Partners, LLC                                  Other                                        (3)
CRL Investments, Inc.                                       Other                                        95%

----------
(1) See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Residential Development Properties Table included in that section for the Residential Development Corporation's ownership interest in the Residential Development Properties.

(2) The Crescent Subsidiaries have a 40% interest in each of the three Temperature-Controlled Logistics Partnerships, which own the Temperature-Controlled Logistics Corporations, which directly or indirectly own the Temperature-Controlled Logistics Properties. Accordingly, the Company has an indirect 39.6% interest in the Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, which is owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COPI. The Company has no interest in AmeriCold Logistics.

(3) The Company's $85,000 preferred member interest in Metropolitan Partners, LLC ("Metropolitan") at September 30, 2000 would equate to an approximately 20% equity interest. The investment has a cash flow preference of 7.5% until May 19, 2001 and may be redeemed by Metropolitan on or before May 19, 2001 for $85,000, plus an amount sufficient to provide a 9.5% internal rate of return to the Company. If Metropolitan does not redeem the preferred interest by May 19, 2001, the Company may convert the interest either into
     (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson Associates Realty Corporation ("Reckson") at a conversion price of $24.61.

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, entered into triple-net master leases of the Temperature-Controlled Logistics Properties with certain of the Temperature-Controlled Logistics Corporations. Each of the Temperature-Controlled Logistics Properties is subject to one or more of the leases, each of which has an initial term of 15 years, subject to two, five-year renewal options. Under the leases, AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance, and repair of the properties as well as capital expenditures for the properties in excess of $5,000 annually.

         In addition, the leases permit AmeriCold Logistics to defer a portion of the rent for the Temperature-Controlled Logistics Properties for up to three years beginning on March 12, 1999, to the extent that available cash, as defined in the leases, is insufficient to pay such rent. The leases provide for total lease payments of $42,600 and $128,700 for the three and nine months ended September 30, 2000, of which AmeriCold Logistics deferred $4,800 and $11,500, respectively.

         The following table shows the amount of deferred rent by quarter and the Company's share of such deferred rent.


(IN THOUSANDS)                                                          COMPANY'S
                                                      TOTAL              PORTION
                                                  --------------     --------------

For the three months ended September 30, 2000     $        4,800     $        1,900
For the three months ended June 30, 2000                   6,700              2,700
For the three months ended December 31, 1999               5,400              2,100
                                                  --------------     --------------

Total                                             $       16,900     $        6,700
                                                  ==============     ==============


         During the three and nine months ended September 30, 2000, the Temperature-Controlled Logistics Corporations recorded a rent receivable valuation allowance of $4,800 and $8,800, respectively, of which the Company's portion was $1,900 and $3,500, respectively. The reserve was recorded in connection with the probable restructuring of the leases.

OTHER

         During the three months ended September 30, 2000, the Company recognized an impairment loss of $8,525, which is included in Gain on Property Sales, Net, on a real estate investment fund in which the Company has an interest.

         The Company reports its share of income and losses based on its ownership interest in its respective equity investments. The following summarized information for all unconsolidated companies is presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Temperature-Controlled Logistics Corporations," "Office and Retail" and "Other," as applicable, as of September 30, 2000.

BALANCE SHEETS:
                                                             BALANCE AT SEPTEMBER 30, 2000
                                         ------------------------------------------------------------------
                                                          TEMPERATURE-
                                          RESIDENTIAL      CONTROLLED
                                          DEVELOPMENT      LOGISTICS           OFFICE AND
                                         CORPORATIONS     CORPORATIONS           RETAIL           OTHER
                                         ------------     ------------        ------------     ------------

Real estate, net                         $    774,502     $  1,311,590        $    426,022
Cash                                           46,367           51,711              23,470
Other assets                                  222,504           87,391(1)           39,355
                                         ------------     ------------        ------------
     Total assets                        $  1,043,373     $  1,450,692        $    488,847
                                         ============     ============        ============

Notes payable                            $    261,418     $    570,065        $    298,711
Notes payable to the Company                  178,638           11,333                  --
Other liabilities                             351,719           80,155              35,105
Equity                                        251,598          789,139             155,031
                                         ------------     ------------        ------------
      Total liabilities and equity       $  1,043,373     $  1,450,692        $    488,847
                                         ============     ============        ============

Company's share of unconsolidated debt   $    105,548     $    225,746        $    138,460
                                         ============     ============        ============

Company's investments in real estate
  mortgages and equity of
  unconsolidated companies               $    316,891     $    300,730        $     88,573     $    133,119
                                         ============     ============        ============     ============


SUMMARY STATEMENTS OF OPERATIONS:
                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                         -------------------------------------------------------------------
                                                          TEMPERATURE-
                                         RESIDENTIAL       CONTROLLED
                                         DEVELOPMENT       LOGISTICS           OFFICE AND
                                         CORPORATIONS     CORPORATIONS           RETAIL            OTHER
                                         ------------     ------------        ------------     ------------

Total revenues                           $    355,697     $    116,353        $     60,793
Expenses:
   Operating expense                          269,697           16,234(1)           23,295
   Interest expense                             5,665           35,622              18,851
   Depreciation and amortization               11,411           43,312              12,079
   Taxes                                       19,158            2,176                  --
   Other (income) expense                          --           (2,824)                 --
                                         ------------     ------------        ------------
Total expenses                                305,931           94,520              54,225
                                         ------------     ------------        ------------

Net income                               $     49,766     $     21,833        $      6,568
                                         ============     ============        ============


Company's equity in net income
  of unconsolidated companies            $     28,115     $      4,865        $      3,235     $      7,629
                                         ============     ============        ============     ============

----------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the acquisition price of assets plus cost of development properties).

8. NOTES PAYABLE AND BORROWINGS UNDER UBS FACILITY:

The following is a summary of the Company's debt financing at September 30, 2000:


                                                                                                            BALANCE
                                                                                                         OUTSTANDING AT
                                                                                                       SEPTEMBER 30, 2000
                                                                                                      ----------------------
SECURED DEBT

UBS Term Loan II(1) (see description of UBS Facility below) ........................................        $326,677

AEGON Note(2) due July 1, 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Funding III, IV and V
Properties .........................................................................................         275,367

LaSalle Note I(3) bears interest at 7.83% with an initial seven-year interest-only term (through
August 2002), followed by principal amortization based on a 25-year amortization schedule
through maturity in August 2027, secured by the Funding I Properties ...............................         239,000

BankBoston Term Note II(4) due August 31, 2003, bears interest at the 30-day LIBOR rate plus
400 basis points (at September 30, 2000, the interest rate was 10.63%) with a four-year interest
only term, secured by equity interests in Funding I and II .........................................         200,000

JP Morgan Mortgage Note(5) due October 1, 2016, bears interest at a fixed rate of 8.31% with a two-year interest-only term (through October 2001), followed by principal amortization based on a 15-year amortization schedule through maturity in October 2016, secured by the Houston
Center mixed-use Office Property complex ...........................................................         200,000

LaSalle Note II(6) bears interest at 7.79% with an initial seven-year interest-only term (through
March 2003), followed by principal amortization based on a 25-year amortization schedule
through maturity in August 2028, secured by the Funding II Properties ..............................         161,000

UBS Term Loan I(1) (see description of UBS Facility below) .........................................         146,775

SFT Whole Loans, Inc. Note due September 30, 2001, bears interest at 30-day LIBOR plus 1.75% (at September 30, 2000, the rate was 8.38%) with an interest-only term, secured
by the Fountain Place Office Property ..............................................................          97.123

UBS Line of Credit(1) (see description of UBS Facility below) ......................................          80,000

CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured
by the MCI Tower Office Property and Denver Marriott City Center Hotel Property ....................          63,500

Metropolitan Life Note V due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran
Center Office Property .............................................................................          39,343

Northwestern Life Note due January 2003, bears interest at 7.66% with an interest-only term,
secured by the 301 Congress Avenue Office Property .................................................          26,000

Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule, secured by five of The
Woodlands Office Properties ........................................................................          11,160

                                                                                                             BALANCE
                                                                                                         OUTSTANDING AT
                                                                                                       SEPTEMBER 30, 2000
                                                                                                      ----------------------
SECURED DEBT

Nomura Funding VI Note(7) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in July 2020,
secured by the Funding VI Property .................................................................            8,364

Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and
interest payments based on a 15-year amortization schedule, secured by a parcel of land ............              706

UNSECURED DEBT

2007 Notes(8) bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due
September 2007 .....................................................................................          250,000

2002 Notes(8) bear interest at a fixed rate of 7.00% with a five-year interest-only term, due
September 2002 .....................................................................................          150,000
                                                                                                         ------------

     Total Notes Payable ...........................................................................     $  2,275,015
                                                                                                         ============

----------
(1) The UBS Facility was entered into effective January 31, 2000 and amended on May 10, 2000 and May 18, 2000. As amended, the UBS Facility consists of three tranches: the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II. For a further description of the UBS Facility, see "UBS Facility" below.

(2) The outstanding principal balance of this note at maturity will be approximately $224,000.

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

(4) This loan is secured by partnership interests in two pools of assets that also secure the LaSalle Note I and the LaSalle Note II. The Company entered into a four-year $200,000 cash flow hedge agreement effective September 1, 1999 with Salomon Brothers Holding Company, Inc. ("Salomon") in a separate transaction related to the BankBoston Term Note II. See Note 9. Cash Flow Hedges.

(5) At the end of seven years (October 2006), the interest rate will adjust based on current interest rates at that time. It is the Company's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $178,000.

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

         Below are the aggregate principal amounts due as of September 30, 2000 under the UBS Facility and other indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.


                           SECURED          UNSECURED            TOTAL
                       --------------     --------------     --------------
 (in thousands)
2000                   $        1,323     $           --     $        1,323
2001                          113,887                 --            113,887
2002                           73,913            150,000            223,913
2003                          467,835                 --            467,835
2004                          343,534                 --            343,534
Thereafter                    874,523            250,000          1,124,523
                       --------------     --------------     --------------
                       $    1,875,015     $      400,000     $    2,275,015
                       ==============     ==============     ==============

UBS FACILITY

        On February 4, 2000, the Company repaid and retired the Company's prior credit facility with BankBoston, N.A. (the "BankBoston Credit Facility") and the BankBoston Term Note I primarily with the proceeds of the UBS Facility. The UBS Facility is a secured, variable-rate facility that is currently funded by a syndicate of 23 banks and institutions led by UBS AG ("UBS") and Fleet Boston Financial ("Fleet"). The borrowing capacity under the UBS Facility is currently limited to $734,577. The UBS Facility was entered into effective January 31, 2000 and amended on May 10, 2000 and May 18, 2000, and, as amended, consists of three tranches: the UBS Line of Credit, a three-year $300,000 revolving line of credit (currently limited to $261,125 of borrowing capacity); the UBS Term Loan I, a $146,775 three-year term loan; and the UBS Term Loan II, a $326,677 four-year term loan. Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at September 30, 2000, were approximately $80,000, $146,775 and $326,677, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. As of September 30, 2000, the interest rate on the UBS Line of Credit and UBS Term Loan I was 9.14%, and the interest rate on the UBS Term Loan II was 9.39%. In order to mitigate its exposure to variable-rate debt, the Company has entered into two cash flow hedge agreements related to a portion of the UBS Facility. See Note 9. Cash Flow Hedges for a description of these agreements. During the nine months ended September 30, 2000, the Company sold six office properties securing the UBS Facility. The net proceeds of the sale of these properties were used to repay amounts outstanding under the UBS Facility. As of September 30, 2000, the UBS Facility was secured by 37 Office Properties and four Hotel Properties. The UBS Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on allocated property values and debt service coverage ratios, and, with respect solely to Funding VIII, limitations on additional secured and total indebtedness, distributions, additional investments and the incurrence of additional liens. The Company was in compliance with all covenants related to the UBS Facility for the September 30, 2000 reporting period.

9.   CASH FLOW HEDGES:

         The Company does not use derivative financial instruments for trading purposes, but utilizes them to manage exposure to variable-rate debt. The Company accounts for its derivative instruments under SFAS No. 133, which was adopted in the third quarter of 1999.

         On September 1, 1999, the Company entered into a four-year cash flow hedge agreement with Salomon for a notional amount of $200,000 relating to the BankBoston Term Note II. As a result of the cash flow hedge agreement, the interest rate on the underlying note, which currently has a floating interest rate of 30-day LIBOR plus 400 basis points, has been effectively converted to a fixed interest rate of 10.18% through maturity. During the nine months ended September 30, 2000, the cash flow hedge agreement with Salomon resulted in a reduction of approximately $508 of interest expense. As of September 30, 2000, the fair value of the cash flow hedge was approximately $1,993.

         Effective February 4, 2000, the Company entered into a three-year cash flow hedge agreement with Fleet, for a notional amount of $200,000, relating to a portion of the UBS Term Loan I and the UBS Line of Credit. As a result, the interest rate on $200,000 of the amount due under the UBS Term Loan I and the UBS Line of Credit, which were originally issued at a floating interest rate of LIBOR plus 250 basis points, was effectively converted to a fixed interest rate of 9.61% through maturity. During the nine months ended September 30, 2000, the cash flow hedge agreement with Fleet resulted in approximately $1,025 of additional interest expense. As of September 30, 2000, the fair value of the cash flow hedge was approximately ($2,750).

         Effective April 18, 2000, the Company entered into a four-year cash flow hedge agreement with Fleet, for a notional amount of $100,000, relating to a portion of the UBS Term Loan II. As a result, the interest rate on $100,000 of this loan, which was originally issued at a floating interest rate of LIBOR plus 275 basis points, was effectively converted to a fixed interest rate of 9.51% through maturity. Fleet has an option to terminate the agreement at the end of the third year of the agreement. During the nine months ended September 30, 2000, the cash flow hedge agreement with Fleet resulted in approximately $105 of additional interest expense. As of September 30, 2000, the fair value of the cash flow hedge was approximately ($1,300).

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

11.  MINORITY INTEREST:

         Minority interest represents (i) the limited partner interests owned by limited partners in the Operating Partnership ("units"), and (ii) joint venture and preferred equity interests held by third parties in other consolidated subsidiaries. Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent Equities' percentage interest in the Operating Partnership increases. During the nine months ended September 30, 2000, there were 28,562 units exchanged for 57,124 common shares of Crescent Equities.

12.  SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY:

         During the nine months ended September 30, 2000, the Company formed Funding IX and contributed seven Office Properties and two Hotel Properties to Funding IX. The Company owns 100% of the voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of September 30, 2000, the Company had sold $275,000 of non-voting, redeemable preferred Class A Units in Funding IX to GMAC Commercial Mortgage Corporation ("GMACCM") and received net proceeds of $265,063. The Class A Units receive a preferred variable-rate dividend currently calculated at 30-day LIBOR plus 450 basis points, or approximately 11.13% per annum as of September 30, 2000, and are redeemable at the option of the Company at the original purchase price.

         As of September 30, 2000, $265,061 of the net proceeds from the sale of the Class A Units had been used to repurchase 13,755,423 of the Company's outstanding common shares. See Note 13. Shareholders' Equity - Share Repurchase Program. The repurchased common shares are consolidated as treasury shares in accordance with GAAP. However, these shares will be held in a wholly-owned subsidiary of the Company until the Class A Units are redeemed. Distributions will continue to be paid on the repurchased common shares and will be used to pay dividends on the Class A Units.

         The Company generally will use the proceeds from any joint venture or sale of a Property held by Funding IX to redeem the Class A Units.

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

         The Company commenced its Share Repurchase Program in March 2000. During the nine months ended September 30, 2000, the Company repurchased 7,986,830 common shares in the open market at an average price of $20.59 per common share for an aggregate of approximately $164,441.

         In addition, during the nine months ended September 30, 2000, the Company purchased 5,809,180 of the Company's common shares at an average price of $17.44 per common share for an aggregate of approximately $101,333, fulfilling its obligations under the "Share Repurchase Agreement" with UBS. This amount includes 1,766,489 common shares purchased from UBS on July 5, 2000 at an average cost of $17.33 per common share for an aggregate cost of approximately $30,621. This amount also includes 20,301 common shares purchased outside of the Share Repurchase Program in connection with a management incentive plan. See "Share Repurchase Agreement" below for a description of the agreement.

         The purchase of the 13,796,010 common shares was financed primarily with the proceeds of the sale of Class A Units in Funding IX. See Note 12. Sale of Preferred Equity Interests in Subsidiary.

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

         The Company had the option to settle the Share Repurchase Agreement in cash or common shares. During the nine months ended September 30, 2000, the Company purchased the 5,809,180 common shares from UBS at an average cost of $17.44 per common share for an aggregate of approximately $101,333 under the Share Repurchase Agreement with UBS. This amount includes 1,766,489 common shares purchased from UBS on July 5, 2000 at an average cost of $17.33 per common share for an aggregate of approximately $30,621. The Company has no further obligation under the Share Repurchase Agreement. The purchases were funded primarily through the sale of Class A Units in Funding IX. See Note 12. Sale of Preferred Equity Interests in Subsidiary.

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

         On August 15, 2000, the Company paid a cash dividend on its common shares and unitholder distribution of $74,675, or $0.55 per share and equivalent unit, to shareholders and equivalent unitholders of record on July 31, 2000. The dividend represented an annualized dividend of $2.20 per share and equivalent unit.

         On October 13, 2000, the Company declared a cash dividend on its common shares and unitholder distribution of $74,686, or $0.55 per share and equivalent unit, to shareholders and equivalent unitholders of record on October 31, 2000. The dividend represents an annualized dividend of $2.20 per share and equivalent unit and is payable on November 15, 2000.

         As of September 30, 2000, the Company was holding 13,755,423 of its common shares. The distribution amounts above include $9,747 of distributions for the nine months ended September 30, 2000, which were paid for common shares held by the Company.

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

         On August 15, 2000, the Company paid a cash dividend on its 6 3/4% Series A Preferred Shares of $3,375, or $0.421875 per share, to shareholders of record on July 31, 2000. The dividend represented an annualized dividend of $1.6875 per preferred share.

         On October 13, 2000, the Company declared a cash dividend on its 6 3/4% Series A Preferred Shares of $3,375, or $0.421875 per share, to shareholders of record on October 31, 2000. The dividend represents an annualized dividend of $1.6875 per preferred share and is payable on November 15, 2000.

14.  RELATED PARTY INVESTMENT:

         As of September 30, 2000, the Company, upon the approval of the independent members of its Board of Trust Managers, had contributed approximately $23,800 of a $25,000 commitment to DBL Holdings, Inc. ("DBL"). The total contribution will be made through a combination of loans and equity investments. The Operating Partnership has a 97.4% non-voting interest in DBL.

         The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., a wholly-owned subsidiary, which committed to purchase $25,000 of limited partnership interests in G2 Opportunity Fund, LP ("G2"), representing a limited partnership interest of approximately 12.5%. DBL-ABC, Inc. is committed to contribute the balance of $1,200 upon demand of the general partner of G2. G2 was formed for the purpose of investing in commercial mortgage backed securities and is managed by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, and Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, each own 50% of the entity that ultimately controls GMSP. Mr. Rainwater is a limited partner of GMSP. At September 30, 2000, DBL's primary holdings consisted of the 12.5% investment in G2.

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

         Payment and treatment of rent for the Behavioral Healthcare Properties is subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding. The Company received approximately $1,550 and $6,933 in rent from CBHS during the three and nine months ended September 30, 2000, respectively.

         The Company sold 37 and 55 behavioral healthcare properties during the three and nine months ended September 30, 2000, respectively. The sales generated approximately $168,831 and $218,404 in net proceeds, during the three and nine months ended September 30, 2000, respectively.

         As of September 30, 2000, the Behavioral Healthcare Segment consisted of 33 Behavioral Healthcare Properties in 16 states. CBHS had ceased operations at substantially all of the Behavioral Healthcare Properties as of September 30, 2000. CBHS is expected to cease operations at the remaining Behavioral Healthcare Properties by the end of the fourth quarter of 2000.

         Subsequent to September 30, 2000, the Company sold three Behavioral Healthcare Properties. See Note 17. Subsequent Events. The Company has entered into contracts or letters of intent to sell five additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 25 Behavioral Healthcare Properties.

16.  DISPOSITIONS:

Office & Retail Segment

         During the nine months ended September 30, 2000, the Company completed the sale of 11 wholly-owned office properties. The sale of the 11 office properties generated approximately $265,867 of net proceeds. The proceeds were used primarily to pay down variable-rate debt. The Company recognized a net gain, which is included in Gain on Property Sales, Net, of approximately $35,593 related to the sale of the 11 office properties during the nine months ended September 30, 2000. During the year ended December 31, 1999, the Company recognized an impairment loss of approximately $16,800 on one of the 11 office properties sold during the nine months ended September 30, 2000. The Company also recognized an impairment loss of approximately $5,000, which is included in Gain on Property Sales, Net, during the nine months ended September 30, 2000 on one of the 11 office properties sold. The impairment losses represented the differences between the carrying values of the office properties and the sales prices less costs of the sales.

Behavioral Healthcare Segment

         During the nine months ended September 30, 2000, the Company completed the sale of 55 behavioral healthcare properties previously classified as held for disposition. The sales generated approximately $218,404 in net proceeds and a net gain of approximately $60,972 for the nine months ended September 30, 2000. During the three months ended September 30, 2000, the Company recognized an impairment loss of $6,541 on the Behavioral Healthcare Properties held for disposition, which is included in Gain on Property Sales, Net. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for eight of the Properties. The net proceeds from the sale of the 55 behavioral healthcare properties sold during the nine months ended September 30, 2000 were used primarily to pay down variable-rate debt.

         Subsequent to September 30, 2000, the Company sold three Behavioral Healthcare Properties. See Note 17. Subsequent Events.

Other

         The Woodlands Commercial Properties Company, L.P., owned by the Company and Morgan Stanley Real Estate Fund II, L.P., completed the sale of its retail portfolio, consisting of the Company's four retail properties located in The Woodlands, on January 5, 2000. The sale generated approximately $49,800 of net proceeds, of which the Company's portion was approximately $37,300. The Woodlands retail properties were sold at a net gain of approximately $9,000, of which the Company's portion was approximately $6,900. The proceeds to the Company were used primarily to pay down debt.

17. SUBSEQUENT EVENTS:

HOTEL/RESORT PROPERTIES

         On November 3, 2000, the Company completed the sale of the Four Seasons Hotel - Houston, for a sale price of approximately $105,000. The Company is required to use a minimum of $56,600 of the net proceeds to redeem Class A Units in Funding IX, through which the Company owned the Property, from GMACCM. See
Note 12. Sale of Preferred Equity Interests in Subsidiary for a description of the ownership structure of Funding IX.

BEHAVIORAL HEALTHCARE PROPERTIES

         Subsequent to September 30, 2000, the Company sold three Behavioral Healthcare Properties. The sales generated approximately $10,266 in net proceeds and a net gain of approximately $1,532. The Company also has entered into contracts or letters of intent to sell five additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 25 Behavioral Healthcare Properties.

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

         The following sections include information for each of the Company's investment segments for the nine months ended September 30, 2000.

OFFICE AND RETAIL SEGMENT

         The following tables show the same-store net operating income growth for the approximately 27.2 million square feet of Office Property space owned as of September 30, 2000, which excludes approximately 1.5 million square feet of Office Property space at Bank One Center, in which the Company owns a 50% non-controlling interest.

                                             FOR THE THREE MONTHS                           FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,                            ENDED SEPTEMBER 30,
                                   ---------------------------------------     -----------------------------------------
                                                               PERCENTAGE/                                   PERCENTAGE/
                                                                 POINT                                          POINT
                                                                INCREASE                                      INCREASE
                                      2000         1999        (DECREASE)         2000            1999       (DECREASE)
                                   ----------   ----------   -------------     ----------      ----------   -----------
     (IN MILLIONS)
Same-store Revenues                $    142.7   $    135.5           5.3%      $    420.0      $    404.1          3.9%
Same-store Expenses                      57.1         56.5           1.1%           175.6           171.8          2.2%
                                   ----------   ----------                     ----------      ----------
Net Operating Income               $     85.6   $     79.0           8.4%      $    244.4      $    232.3          5.2%
                                   ==========   ==========                     ==========      ==========

Weighted Average Occupancy               92.9%        91.5%          1.4 pt          92.0%           92.3%         (0.3)pt(1)


-----------
(1) This decline in weighted average occupancy is primarily due to three significant lease expirations totaling 524,000 square feet; two at year-end 1999 and one in the first quarter of 2000. As of November 7, 2000, approximately 86% of the expiring space has been re-leased, with leases having commenced for 59% of the expiring space.

         The following table shows renewed or re-leased leasing activity and the percentage increase of leasing rates for signed leases compared to expiring leasing rates at the Company's Office Properties owned as of September 30, 2000.

                                                        FOR THE THREE MONTHS
                                                      ENDED SEPTEMBER 30, 2000
                                 --------------------------------------------------------------
                                           SIGNED                EXPIRING           PERCENTAGE
                                           LEASES                 LEASES             INCREASE
                                 -----------------------   ---------------------   ------------

Renewed or re-leased(1)              534,000 sq. ft.               N/A                  N/A
Weighted average full-
     service rental rate(2)          $23.89 per sq. ft.     $17.78 per sq. ft.         34.4%
FFO annual net effective
     rental rate(3)                  $15.16 per sq. ft.     $9.24 per sq. ft.          64.1%


                                                       FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30, 2000
                                 --------------------------------------------------------------
                                           SIGNED                EXPIRING           PERCENTAGE
                                           LEASES                 LEASES             INCREASE
                                 -----------------------   ---------------------   ------------

Renewed or re-leased(1)              1,928,000 sq. ft.             N/A                   N/A
Weighted average full-
     service rental rate(2)         $24.53 per sq. ft.      $20.09 per sq. ft.          22.1%
FFO annual net effective
     rental rate(3)                 $15.43 per sq. ft.      $11.05 per sq. ft.          39.6%

----------
(1) All of which have commenced or will commence during the next twelve months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and expense recoveries.

(3) Calculated as weighted average full-service rental rate minus operating expenses.

HOTEL/RESORT SEGMENT

         The following table shows weighted average occupancy, average daily rate and revenue per available room/guest for the Hotel Properties for the three and nine months ended September 30, 2000 and 1999.


                                            FOR THE THREE MONTHS                      FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,                       ENDED SEPTEMBER 30,
                                   -------------------------------------   ---------------------------------------
                                                             PERCENTAGE/                               PERCENTAGE/
                                                               POINT                                     POINT
                                      2000         1999      INCREASE        2000          1999        INCREASE
                                   -----------   ---------   ----------    ----------    ----------    ----------

Weighted average occupancy                 77%         76%           1pt          77%          75%            2pt
Average daily rate                 $      228    $    213            7%    $     235     $    220             7%
Revenue per available room/guest   $      173    $    159            9%    $     180     $    165             9%

         The following table shows pro-forma Hotel Property same-store rental income for the three and nine months ended September 30, 2000 and 1999, for the nine Hotel Properties owned as of January 1, 1999. Pro-forma rental income includes weighted average base rent with scheduled rent increases that would be taken into account under GAAP, and percentage rent. Management believes that the pro-forma rental income, which includes the effect of the change in accounting for contingent rental revenues that was adopted January 1, 2000, is the best measure of same-store rental income growth for both periods.


                                                FOR THE THREE MONTHS                      FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,                       ENDED SEPTEMBER 30,
                                       -------------------------------------   ---------------------------------------
                                                                 PERCENTAGE                                PERCENTAGE
                                           2000        1999       INCREASE        2000           1999       INCREASE
                                       -----------   ---------   ----------    ----------    ----------    ----------
               (IN THOUSANDS)
Upscale Business Class Hotels          $     7,289   $   6,742            8%   $   21,017    $   19,627             7%
Luxury Spa Resorts                           6,911       5,856           18        19,960        17,563            14
Destination Fitness Resorts and Spas         4,235       3,658           16        10,870         9,903            10
                                       -----------   ---------   ----------    ----------    ----------    ----------
All Hotel Properties                   $    18,435   $  16,256           13%   $   51,847    $   47,093            10%
                                       ===========   =========   ==========    ==========    ==========    ==========

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

The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:


                                            FOR THE THREE MONTHS                      FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,                       ENDED SEPTEMBER 30,
                                 ---------------------------------------     -------------------------------------
                                         2000                1999                   2000               1999
                                 ------------------  -------------------     -----------------  ------------------

Residential lot sales                     505                 534                  1,517              1,452
Average sales price per lot      $     46,000        $     44,000            $    45,000        $    47,000
Commercial land sales                      42 acres             - acres               69 acres           27 acres
Average sales price per acre     $    317,000        $          -            $   325,000        $   316,000


     o Residential lot sales increased by 65 lots or 4%, for the nine months ended September 30, 2000 compared to the same period in 1999.

     o The Woodlands estimates that additional sales of approximately 400 residential lots and 64 acres of commercial land will close during the remainder of 2000.

     o Future buildout of The Woodlands is estimated at approximately 13,900 residential lots and approximately 1,800 acres of commercial land, of which approximately 1,400 residential lots and 1,300 acres are currently in inventory.

     o The Woodlands launched its first premier, up-scale residential development in September 2000. Carlton Woods, a gated community comprised of 519 lots located around a Jack Nicklaus signature golf course, is part of a new concept to offer exclusive, high-end residential housing in The Woodlands. As of November 7, 2000, 132 of the 159 first-phase lots are under contract at prices ranging from $0.1 million to $1.0 million per lot, or an average of $0.3 million per lot. Additional phases are expected to be marketed to the public over the next three to 24 months.

Desert Mountain Properties Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:


                                       FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                       ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                   --------------  -------------     ------------  -------------
                                       2000            1999             2000           1999
                                   --------------  -------------     ------------  -------------

Residential lot sales                         22             37              139            161
Average sales price per lot(1)     $     721,000   $    488,000      $   616,000   $    534,000

----------
(1)   Including equity golf memberships.

     o The average sales price per lot increased by $82,000, or 15%, as a reflection of a higher price product mix sold in the nine months ended September 30, 2000 compared to the same period in 1999.

     o Future buildout of Desert Mountain is estimated to be in excess of 500 residential lots, of which approximately 160 are currently in inventory.

Crescent Development Management Corporation ("CDMC"), Beaver Creek, Colorado:

                                      FOR THE THREE MONTHS                       FOR THE NINE MONTHS
                                       ENDED SEPTEMBER 30,                       ENDED SEPTEMBER 30,
                                  ------------------------------           ----------------------------
                                     2000               1999                  2000              1999
                                  -----------        -----------           ----------        ----------

Active projects                       12                  9                     12                9
Residential lot sales                107                 36                    133               42
Townhome sales                         4                  6                      6               27
Single-family home sales               1                  4                      5                8
Equivalent timeshare unit sales        -                  -                      -                5
Condominium sales                     11                  7                     17                7
Commercial land sales                  8  acres           -  acres               8  acres         -  acres
Total Revenue (in millions)       $ 61.6             $ 41.9                $ 113.7           $ 89.1

o CDMC experienced 28% growth in total revenue for the nine months ended September 30, 2000 compared to the same period in 1999.

o CDMC estimates the following sales for the year 2000 from its 12 active projects: 221 residential lots, 12 townhomes, and 14 condominiums.

o As of September 30, 2000, contracts relating to 96% of the sales anticipated during the full year 2000 had been executed.

o On September 22, 2000, the Company closed on its latest investment through CDMC, a joint-venture arrangement between CDMC and Booth Creek Ski Holdings, Inc., owner of the Northstar-at-Tahoe resort, a premier, up-scale ski resort located in North Lake Tahoe, California. The development is expected to span ten years and include an enhanced core village with new restaurants and retail shops, hotels and spas, and an extensive residential product mix of over 2,000 condominium and townhome units. The Company's initial capital contribution to CDMC was $18.0 million with a total expected investment by the Company of approximately $75.0 million over the life of the project. CDMC expects pre-sales to commence in the second quarter of 2002 and closings to occur during the fourth quarter of 2002.

Mira Vista Development Corp. ("Mira Vista"), Fort Worth, Texas:


                                  FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                   ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                  ---------------------     ---------------------
                                      2000        1999        2000         1999
                                  ---------   ---------     --------   ----------

Residential lot sales                    12           8           31          27
Average sales price per lot(1)    $ 100,000   $ 125,000     $ 97,000   $ 124,000

----------
(1) Decrease in average sales price per lot between years is due to a change in product mix.

Houston Area Development Corp. ("Houston Area Development"), Houston, Texas:

                                      FOR THE THREE MONTHS                     FOR THE NINE MONTHS
                                      ENDED SEPTEMBER 30,                      ENDED SEPTEMBER 30,
                                ---------------------------------       ----------------------------------
                                    2000                1999                2000                 1999
                                -------------       -------------       -------------        -------------

Residential lot sales                     55                  87                 166                  200
Average sales price per lot     $     27,000        $     30,000        $     27,000         $     29,000
Commercial land sales                      - acres             - acres             2 acres             16 acres

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of September 30, 2000, the Company held an indirect 39.6% interest in the Temperature-Controlled Logistics Partnerships, which own the Temperature-Controlled Logistics Corporations, which directly or indirectly own the Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, which is owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COPI. The Company has no interest in AmeriCold Logistics. COPI holds an indirect 0.4% interest in the Temperature-Controlled Logistics Partnerships, through its ownership of a 1% economic interest, representing all of the voting common stock, in each of the Crescent Subsidiaries. COPI has an option to require the Company to purchase COPI's interest in each of the Crescent Subsidiaries at such time as the purchase would not, in the opinion of counsel to the Company, adversely affect the status of Crescent Equities as a REIT, for an aggregate price, payable by the Company, of approximately $3.9 million.

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

         In addition, the leases permit AmeriCold Logistics to defer a portion of the rent for the Temperature-Controlled Logistics Properties for up to three years beginning on March 12, 1999, to the extent that available cash, as defined in the leases, is insufficient to pay such rent. The leases provide for total lease payments of $42.6 million and $128.7 million for the three and nine months ended September 30, 2000, of which AmeriCold Logistics deferred $4.8 million and $11.5 million, respectively.

         The following table shows the amount of deferred rent by quarter and the Company's share of such deferred rent.

(IN MILLIONS)                                                         COMPANY'S
                                                         TOTAL         PORTION
                                                     ------------   ------------

For the three months ended September 30, 2000        $        4.8   $        1.9
For the three months ended June 30, 2000                      6.7            2.7
For the three months ended December 31, 1999                  5.4            2.1
                                                     ------------   ------------

Total                                                $       16.9   $        6.7
                                                     ============   ============


         During the three and nine months ended September 30, 2000, the Temperature-Controlled Logistics Corporations recorded a rent receivable valuation allowance of $4.8 million and $8.8 million, respectively, of which the Company's portion was $1.9 million and $3.5 million, respectively. The reserve was recorded in connection with the probable restructuring of the leases.

         Management believes that earnings before interest, taxes, depreciation and amortization and rent ("EBITDAR") is a useful financial performance measure for assessing the relative stability of the financial condition of AmeriCold Logistics. The following table shows EBITDAR and lease payment for AmeriCold Logistics for the nine months ended September 30, 2000.


                          FOR THE NINE
                          MONTHS ENDED
                         SEPTEMBER 30,
                             2000
                         -------------

EBITDAR(1)               $      119.4
Lease Payment            $      128.7(2)


----------

(1) EBITDAR does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.

(2) Represents the base rent and percentage rent obligation of AmeriCold Logistics before deferred rent of $11.5 million.

o During the first quarter of 2000, the Temperature-Controlled Logistics Corporations completed and opened $30.6 million of expansion and new product space, representing approximately 16.6 million cubic feet (0.8 million square feet).

o The Temperature-Controlled Logistics Corporations have approximately $25.0 of expansion and new product temperature-controlled logistics facilities under review for development or acquisition during 2000.

BEHAVIORAL HEALTHCARE SEGMENT

        As of September 30, 2000, the Behavioral Healthcare Segment consisted of 33 Behavioral Healthcare Properties in 16 states. CBHS was formed to operate the behavioral healthcare business located at the Behavioral Healthcare Properties and is owned 10% by a subsidiary of Magellan and 90% by COPI and an affiliate of COPI. On February 16, 2000, CBHS and all of its subsidiaries that were subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. As of September 30, 2000, CBHS had ceased operations at substantially all of the Behavioral Healthcare Properties. CBHS is expected to cease operations at the remaining Behavioral Healthcare Properties by the end of the fourth quarter of 2000.

         Subsequent to September 30, 2000, the Company sold three Behavioral Healthcare Properties. The Company has entered into contracts or letters of intent to sell five additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 25 Behavioral Healthcare Properties.

         During the nine months ended September 30, 2000, the Company received cash rental payments of approximately $6.9 million from CBHS.

         At September 30, 2000, the Company's investment in the Behavioral Healthcare Properties represented approximately 2% of its total assets and approximately 1% of consolidated rental revenues for the nine months ended September 30, 2000. See "Liquidity and Capital Resources - CBHS" below for a further description of the status of the Company's investment in the Behavioral Healthcare Properties.

                              RESULTS OF OPERATIONS

         The following table shows the Company's financial data as a percentage of total revenues for the three and nine months ended September 30, 2000 and 1999 and the variance in dollars between the three and nine months ended September 30, 2000 and 1999. See Note 6. Segment Reporting included in Item 1. Financial Statements for financial information about investment segments.


                                                      FINANCIAL DATA AS A PERCENTAGE OF TOTAL REVENUES
                                                     -------------------------------------------------
                                                       FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                     -----------------------   -----------------------
                                                         2000        1999         2000         1999
                                                     ----------   ----------   ----------   ----------

Revenues:
    Office and retail properties                           85.4%        82.5%        84.8%        81.4%
    Hotel properties                                       11.1          9.2         10.5          8.6
    Behavioral healthcare properties                        0.9          4.6          1.3          6.4
    Interest and other income                               2.6          3.7          3.4          3.6
                                                     ----------   ----------   ----------   ----------
       TOTAL REVENUES                                     100.0        100.0        100.0        100.0
                                                     ----------   ----------   ----------   ----------

EXPENSES:
    Operating expenses                                     33.7         34.7         35.4         34.4
    Corporate general and administrative                    3.0          2.2          2.8          2.1
    Interest expense                                       28.5         27.5         29.3         24.6
    Amortization of deferred financing costs                1.4          1.1          1.3          1.4
    Depreciation and amortization                          17.5         16.3         17.7         17.2
    Settlement of merger dispute                           --           --           --            2.7
    Impairment and other charges related to
       the behavioral healthcare assets                    --           87.3         --           28.7
                                                     ----------   ----------   ----------   ----------
       TOTAL EXPENSES                                      84.1        169.1         86.5        111.1
                                                     ----------   ----------   ----------   ----------
OPERATING INCOME                                           15.9        (69.1)        13.5        (11.1)

OTHER INCOME AND EXPENSE:
    Equity in net income of unconsolidated
       companies:
       Office and retail properties                         0.1          2.0          0.6          1.0
       Temperature-controlled logistics properties          0.3          0.9          0.9          2.0
       Residential development properties                   3.3          4.3          5.3          5.5
       Other                                                1.4          0.8          1.5          0.5
                                                     ----------   ----------   ----------   ----------
       TOTAL EQUITY IN NET INCOME FROM
         UNCONSOLIDATED COMPANIES:                          5.1          8.0          8.3          9.0

    Gain on property sales, net                            36.0         --           17.5         --

                                                     ----------   ----------   ----------   ----------
       TOTAL OTHER INCOME AND EXPENSE                      41.1          8.0         25.8          9.0
                                                     ----------   ----------   ----------   ----------

INCOME BEFORE MINORITY INTERESTS
    AND EXTRAORDINARY ITEM                                 57.0        (61.1)        39.3         (2.1)

    Minority interests                                    (10.0)         6.0         (6.3)         0.1
                                                     ----------   ----------   ----------   ----------

NET INCOME BEFORE EXTRAORDINARY ITEM                       47.0        (55.1)        33.0         (2.0)

    Extraordinary item - extinguishment of debt            --           --           (0.7)        --
                                                     ----------   ----------   ----------   ----------

NET INCOME                                                 47.0        (55.1)        32.3         (2.0)

    6 3/4% Series A Preferred Share dividends              (2.0)        (1.9)        (2.0)        (1.7)
    Share repurchase agreement return                      (0.9)        --           (0.8)        --
    Forward share purchase
         agreement return                                  --           --           --           (0.8)
                                                     ----------   ----------   ----------   ----------

NET INCOME AVAILABLE TO
    COMMON SHAREHOLDERS                                    44.1%       (57.0)%       29.5%        (4.5)%
                                                     ==========   ==========   ==========   ==========


                                                      TOTAL VARIANCE IN DOLLARS BETWEEN THE
                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                     2000 AND 1999          2000 AND 1999
                                                     ------------------   -----------------

Revenues:
    Office and retail properties                     $         (1.7)       $        (10.7)
    Hotel properties                                            2.7                   7.2
    Behavioral healthcare properties                           (7.0)                (29.4)
    Interest and other income                                  (2.4)                 (2.6)
                                                     --------------        --------------
       TOTAL REVENUES                                          (8.4)                (35.5)
                                                     --------------        --------------

EXPENSES:
    Operating expenses                                         (4.3)                 (7.2)
    Corporate general and administrative                        1.2                   2.6
    Interest expense                                           (0.6)                 16.0
    Amortization of deferred financing costs                    0.4                  (0.8)
    Depreciation and amortization                               0.7                  (3.4)
    Settlement of merger dispute                               --                   (15.0)
    Impairment and other charges related to
       the behavioral healthcare assets                      (162.0)               (162.0)
                                                     --------------        --------------
       TOTAL EXPENSES                                        (164.6)               (169.8)
                                                     --------------        --------------
OPERATING INCOME                                              156.2                 134.3

OTHER INCOME AND EXPENSE:
    Equity in net income of unconsolidated
       companies:
       Office and retail properties                            (3.7)                 (2.5)
       Temperature-controlled logistics properties             (1.1)                 (6.6)
       Residential development properties                      (2.0)                 (2.9)
       Other                                                    1.0                   5.3
                                                     --------------        --------------
       TOTAL EQUITY IN NET INCOME FROM
         UNCONSOLIDATED COMPANIES:                             (5.8)                 (6.7)

    Gain on property sales, net                                63.7                  92.4

                                                     --------------        --------------
       TOTAL OTHER INCOME AND EXPENSE                          57.9                  85.7
                                                     --------------        --------------

INCOME BEFORE MINORITY INTERESTS
    AND EXTRAORDINARY ITEM                                    214.1                 220.0

    Minority interests                                        (28.6)                (34.6)
                                                     --------------        --------------

NET INCOME BEFORE EXTRAORDINARY ITEM                          185.5                 185.4

    Extraordinary item - extinguishment of debt                --                    (3.9)
                                                     --------------        --------------

NET INCOME                                                    185.5                 181.5

    6 3/4% Series A Preferred Share dividends                  --                    --
    Share repurchase agreement return                          (1.6)                 (4.4)
    Forward share purchase
         agreement return                                      --                     4.2
                                                     --------------        --------------

NET INCOME AVAILABLE TO
    COMMON SHAREHOLDERS                              $        183.9        $        181.3
                                                     ==============        ==============

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

         Total revenues decreased $8.4 million, or 4.5%, to $177.1 million for the three months ended September 30, 2000, as compared to $185.5 million for the three months ended September 30, 1999.

         The decrease in Office and Retail Property revenues of $1.7 million, or 1.1%, for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999, is attributable to:

               o decreased revenues of $8.1 million due to the disposition of six office properties and four retail properties during the first quarter of 2000; and

               o decreased revenues of $2.8 million due to the disposition of five office properties during the second and third quarters of 2000; partially offset by

               o increased revenues of $5.7 million from the 78 Office and three Retail Properties owned as of September 30, 2000, primarily as a result of increased weighted average full-service rental rates and increased average occupancy rates at these Properties; and

               o increased revenues from lease termination fees of $3.5 million.

         The increase in Hotel Property revenues of $2.7 million, or 15.9%, for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999, is attributable to:

               o increased revenues of $1.1 million at the business class hotels primarily due to the recognition of additional percentage rent as a result of a change in accounting for contingent rental revenues adopted on January 1, 2000;

               o increased revenues of $1.0 million at the destination fitness resorts and spas primarily due to an increase in percentage rents at Canyon Ranch Properties as a result of higher room rates; and

               o increased revenues of $0.6 million at the luxury spa resorts, primarily due to an increase in percentage rents resulting from higher room rates and lease amendments entered into in connection with amounts paid by the Company for capital improvements at Sonoma Mission Inn & Spa.

         The decrease in Behavioral Healthcare Property revenue of $7.0 million, or 81.4%, for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999, is attributable to the filing of voluntary bankruptcy petitions by CBHS and its subsidiaries on February 16, 2000, which resulted in a reduction in Behavioral Healthcare Property revenues to $1.6 million for the three months ended September 30, 2000.

         The decrease in interest and other income of $2.4 million, or 34.8%, for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999, is primarily attributable to decreased interest income earned on interest bearing accounts due to lower cash balances as a result of debt pay-downs.

EXPENSES

         Total expenses decreased $164.6 million, or 52.5%, to $149.0 million for the three months ended September 30, 2000, as compared to $313.6 million for the three months ended September 30, 1999.

         The decrease in Office and Retail Property operating expenses of $4.3 million, or 6.7%, for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999, is attributable to:

               o decreased expenses of $3.8 million due to the disposition of six office properties and four retail properties during the first quarter of 2000; and

               o decreased expenses of $1.3 million due to the disposition of five office properties during the second and third quarters of 2000; partially offset by

               o increased expenses of $0.8 million from the 78 Office and three Retail Properties owned as of September 30, 2000, primarily as a result of an increase in real estate taxes of $0.9 million.

         The increase in corporate general and administrative expense of $1.2 million, or 29.3%, is primarily attributable to increased personnel costs as a result of the Company's new performance-based executive compensation plan.

         An additional decrease in expenses of $162.0 million is due to the impairment and other charges related to the behavioral healthcare properties in the third quarter of 1999.

OTHER INCOME

         Other income increased $57.9 million, or 391.2%, to $72.7 million for the three months ended September 30, 2000, as compared to $14.8 million for the three months ended September 30, 1999. The components of the increase in other income are discussed below.

         The decrease in equity in net income of unconsolidated companies of $5.8 million, or 39.2%, for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999, is attributable to:

               o a decrease in equity in net income of the unconsolidated Office and Retail Properties of $3.7 million, or 97.4%, primarily attributable to (i) the decrease in operations net of gains as a result of the sale of the multi-family and retail portfolio in the fourth quarter of 1999 and the first quarter of 2000, respectively and (ii) an increase in interest expense as a result of additional financing obtained in July 2000 and an increase in the average rate of debt at The Woodlands Commercial Properties Company, L.P.;

               o a decrease in equity in net income of the Residential Development Corporations of $2.0 million, or 25.3%, primarily attributable to a decrease in asset monetization and an increase in interest expense as a result of an increase in the average rate of debt at The Woodlands Land Development Company, L.P., which resulted in a decrease of $2.6 million in equity in net income to the Company, partially offset by the increase in investment income earned at Mira Vista Development Corporation which resulted in a increase of $1.5 million in equity in net income to the Company; and

               o a decrease in equity in net income of the Temperature-Controlled Logistics Partnerships of $1.1 million, or 64.7%, resulting primarily from the recognition of a rent receivable valuation allowance at September 30, 2000 of $1.9 million;

               o an increase in equity in net income of the other unconsolidated companies of $1.0 million, or 71.4%, primarily as a result of start-up losses sustained at CRL Investments, Inc. ("CRL"), which owns the Canyon Ranch Spa located at the Venetian Hotel in Las Vegas, and began operations in July of 1999.

         The increase in net gain on property sales of $63.7 million for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, is attributable to:

               o a gain of $78.7 million recognized on office, retail and behavioral healthcare property sales; partially offset by

               o an impairment loss of $8.5 million recognized on a real estate investment fund in which the Company has an interest; and

               o an impairment loss of $6.5 million recognized on eight Behavioral Healthcare Properties.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

         Total revenues decreased $35.5 million, or 6.3%, to $528.2 million for the nine months ended September 30, 2000, as compared to $563.7 million for the nine months ended September 30, 1999.

         The decrease in Office and Retail Property revenues of $10.7 million, or 2.3%, for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, is attributable to:

               o decreased revenues of $20.6 million due to the disposition of six office properties and four retail properties during the first quarter of 2000, which contributed revenues during the full nine months of 1999, as compared to only a portion of the period of 2000;

               o decreased revenues of $4.1 million due to the disposition of five office properties during the second and third quarters of 2000, which contributed revenues during the full nine months of 1999, as compared to only a portion of the period of 2000; and

               o decreased revenues from lease termination fees of $0.7 million as a result of $4.6 million received in June 1999 compared to approximately $3.7 million received in September 2000; partially offset by

               o increased revenues of $14.7 million from the 78 Office and three Retail Properties owned as of September 30, 2000, primarily as a result of increased weighted average full-service rental rates at these Properties.

         The increase in Hotel Property revenues of $7.2 million, or 14.8%, for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, is attributable to:

               o increased revenues of $3.8 million at the business class hotels primarily due to (i) the reclassification of the Renaissance Houston Hotel from the Office and Retail segment to the Hotel/Resort segment as a result of the restructuring of its lease on July 1, 1999, which resulted in $2.4 million of incremental revenues under the new lease and (ii) increased percentage rents due to higher room and occupancy rates;

               o increased revenues of $2.4 million at the luxury spa resorts primarily due to an increase in percentage rents resulting from higher room rates and lease amendments entered into in connection with amounts paid by the Company for capital improvements at Sonoma Mission Inn & Spa; and

               o increased revenues of $1.0 million at the destination fitness resorts and spas primarily due to an increase in percentage rents at Canyon Ranch Properties as a result of higher room rates.

         The decrease in Behavioral Healthcare Property revenue of $29.4 million, or 81.0%, for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, is attributable to the reflection of rent from CBHS on a cash basis beginning in the third quarter of 1999 and the filing of voluntary bankruptcy petitions by CBHS and its subsidiaries on February 16, 2000, which resulted in a reduction in Behavioral Healthcare Property revenues to $6.9 million for the nine months ended September 30, 2000.

         The decrease in interest and other income of $2.6 million, or 12.9%, for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999, is primarily attributable to decreased interest income earned on interest bearing accounts due to lower cash balances as a result of debt pay-downs.

EXPENSES

         Total expenses decreased $169.8 million, or 27.1%, to $456.7 million for the nine months ended September 30, 2000, as compared to $626.5 million for the nine months ended September 30, 1999.

         The decrease in Office and Retail Property operating expenses of $7.2 million, or 3.7%, for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, is attributable to:

               o decreased expenses of $9.1 million due to the disposition of six office properties and four retail properties during the first quarter of 2000, which incurred expenses during the full nine months of 1999, as compared to only a portion of the period of 2000; and

               o decreased expenses of $1.7 million due to the disposition of five office properties during the second and third quarters of 2000, which incurred expenses during the full nine months of 1999, as compared to only a portion of the period of 2000; partially offset by

               o increased expenses of $3.6 million from the 78 Office and three Retail Properties owned as of September 30, 2000, primarily as a result of an increase in real estate taxes of $3.9 million.

         The increase in corporate general and administrative expense of $2.6 million, or 21.7%, is primarily attributable to increased personnel costs as a result of the Company's new performance-based executive compensation plan.

         The increase in interest expense of $16.0 million, or 11.6%, for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, is primarily attributable to an average rate increase of 1%, offset by a decrease in average debt balance outstanding of $0.2 million.

         The decrease in depreciation and amortization expense of $3.4 million, or 3.5%, as compared to the nine months ended September 30, 1999, is primarily attributable to the cessation of the recognition of depreciation expense on Office Properties and Behavioral Healthcare Properties from the dates they were classified as held for disposition.

         An additional decrease in expenses of $177.0 million is attributable to:

               o $162.0 million due to the impairment and other charges related to the behavioral healthcare properties in the third quarter of 1999; and

               o non-recurring costs of $15.0 million in connection with the settlement of litigation relating to the merger agreement entered into January 1998 between the Company and Station in the first quarter of 1999.

OTHER INCOME

         Other income increased $85.7 million, or 169.7%, to $136.3 million for the nine months ended September 30, 2000, as compared to $50.5 million for the nine months ended September 30, 1999. The components of the increase in other income are discussed below.

         The decrease in equity in net income of unconsolidated companies of $6.7 million, or 13.3%, for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, is attributable to:

               o a decrease in equity in net income of the Temperature-Controlled Logistics Partnerships of $6.6 million, or 57.4%, resulting primarily from (i) the recognition of a rent receivable valuation allowance for the nine months ended September 30, 2000 of $3.5 million; and
                    (ii) the one-time tax benefit of approximately $2.9 million in the nine months ended September 30, 1999, which resulted from the election of REIT status by one of the Temperature-Controlled Logistics Corporations in 1999;

               o a decrease in equity in net income of the Residential Development Corporations of $2.9 million, or 9.4%, primarily attributable to (i) a decrease in asset monetization and an increase in interest expense as a result of an increase in the average rate of debt at The Woodlands Land Development Company, L.P. which resulted in a decrease of $2.9 million in equity in net income to the Company and (ii) a decrease in commercial acreage sales at Houston Area Development Corporation, which resulted in a decrease of $2.3 million in equity in net income to the Company; partially offset by
                    (iii) the increase in investment income earned at Mira Vista Development Corporation, which resulted in a increase of $1.5 million in equity in net income to the Company and (iv) the increase in average sales price per lot at Desert Mountain and an increase in membership conversion revenue, which resulted in a increase of $1.2 million in equity in net income to the Company; and

               o a decrease in equity in net income of the unconsolidated Office and Retail Properties of $2.5 million, or 43.9%, primarily attributable to (i) the decrease in operations net gains as a result of the sale of the multi-family and retail portfolio in the fourth quarter of 1999 and the first quarter of 2000, respectively, and (ii) an increase in interest expense as a result of additional financing obtained in July 2000 and an increase in the average rate of debt at The Woodlands Commercial Properties Company, L.P.; partially offset by

               o an increase in equity in net income of the other unconsolidated companies of $5.3 million, or 230.4%, primarily as a result of (i) the dividend income attributable to the 7.5% per annum cash flow preference of the Company's $85.0 million preferred member interest in Metropolitan, which the Company purchased in May 1999 and
                    (ii) an increase in the equity in earnings from DBL as a result of its investment in G2, which was made in the third quarter of 1999.

         The increase in net gain on property sales of $92.4 million for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, is attributable to:

               o a gain of $112.4 million recognized on office, retail and behavioral healthcare property sales; offset by

               o an impairment loss of $8.5 million recognized on a real estate investment fund in which the Company has an interest;

               o an impairment loss of $6.5 million recognized on eight behavioral healthcare properties held for disposition; and

               o an impairment loss of $5.0 million recognized on one office property sold during the second quarter of 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $27.3 million and $72.9 million at September 30, 2000 and December 31, 1999, respectively. This 62.6% decrease is attributable to $584.2 million used in financing activities, partially offset by $363.4 million and $175.2 million provided by investing and operating activities, respectively.

FINANCING ACTIVITIES

         The Company's use of cash for financing activities of $584.2 million is primarily attributable to:

               o payments under the BankBoston Credit Facility of $510.0 million;

               o payments of $367.4 million of long-term debt, primarily attributable to payments of (i) $320.0 million on the BankBoston Term Note II, and (ii) $43.6 million for the retirement of the Metropolitan Life Note II;

               o    share repurchases of $265.5 million;

               o distributions paid to common shareholders and unitholders of $214.1 million;

               o debt financing costs of $19.3 million primarily related to capitalized financing costs in connection with the UBS Facility; and

               o distributions paid to preferred shareholders of $10.1 million.

         The use of cash for financing activities is partially offset by:

               o    net proceeds under the UBS Facility of $553.5 million; and

               o net capital proceeds from joint ventures of $247.5 million, primarily due to net proceeds of $261.5 million from the sale of Class A Units to GMACCM.

INVESTING ACTIVITIES

         The Company's cash provided by investing activities of $363.4 million is primarily attributable to:

               o $519.9 million of net sales proceeds primarily attributable to the disposition of office, retail and behavioral healthcare properties; and

               o $51.5 million from return of investment in unconsolidated Office and Retail Properties, Residential Development Properties, and other unconsolidated companies.

         The Company's cash provided by investing activities is partially offset by:

               o $96.9 million of additional investment in the Residential Development Properties and Temperature-Controlled Logistics Properties;

               o $47.4 million for recurring and non-recurring tenant improvement and leasing costs for the Office and Retail Properties;

               o $26.0 million for the development of investment properties, including expansions and renovations at the Hotel Properties;

               o $15.1 million for the acquisition of land held for development in Houston;

               o $13.9 million for capital expenditures on rental properties, primarily attributable to non-recoverable building improvements for the Office and Retail Properties and replacement of furniture, fixtures and equipment for the Hotel Properties; and

               o $10.5 million increase in notes receivable, primarily as a result of an increase in base rent receivable for the Hotel Properties.

OPERATING ACTIVITIES

         The Company's cash provided by operating activities of $175.2 million is attributable to:

               o    $187.4 million from Property operations; and

               o $18.4 million representing distributions received from unconsolidated Office and Retail and Temperature-Controlled Logistics Properties in excess of equity in earnings.

         The cash provided by operating activities is partially offset by:

               o $22.3 million attributable to a decrease in accounts payable, accrued liabilities and other liabilities primarily due to the semi-annual interest payments on the Company's $400.0 million bonds; and

               o $8.3 million representing equity in earnings net of distributions received from unconsolidated Residential Development Properties and other unconsolidated companies.

PROPERTY DISPOSITIONS

Office & Retail Segment

         During the nine months ended September 30, 2000, the Company completed the sale of 11 wholly-owned office properties. The sale of the 11 office properties generated approximately $265.9 million of net proceeds. The proceeds were used primarily to pay down variable-rate debt. The Company recognized a net gain of approximately $35.6 million related to the sale of the 11 office properties during the nine months ended September 30, 2000. During the year ended December 31, 1999, the Company recognized an impairment loss of approximately $16.8 million on one of the 11 office properties sold during the nine months ended September 30, 2000. The Company also recognized an impairment loss of approximately $5.0 million during the nine months ended September 30, 2000 on one of the 11 office properties sold. The impairment losses represented the differences between the carrying values of the office properties and the sales prices less costs of the sales.

Behavioral Healthcare Segment

         During the nine months ended September 30, 2000, the Company completed the sale of 55 behavioral healthcare properties previously classified as held for disposition. The sales generated approximately $218.4 million in net proceeds and a net gain of approximately $61.0 million for the nine months ended September 30, 2000. During the three months ended September 30, 2000, the Company recognized an impairment loss of $6.5 million on the Behavioral Healthcare Properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for eight of the Properties. The net proceeds from the sale of the 55 behavioral healthcare properties sold during the nine months ended September 30, 2000 were used primarily to pay down variable-rate debt.

         Subsequent to September 30, 2000, the Company sold three Behavioral Healthcare Properties. The sales generated approximately $10.3 million in net proceeds and a net gain of approximately $1.5 million. The Company also has entered into contracts or letters of intent to sell five additional Behavioral Healthcare Properties. The sales of these Properties are expected to close by the end of the fourth quarter of 2000.

Hotel/Resort Segment

         On November 3, 2000, the Company completed the sale of the Four Seasons Hotel - Houston for a sale price of approximately $105.0 million. The Company is required to use a minimum of approximately $56.6 million of the net proceeds from the sale to redeem Class A Units in Funding IX, through which the Company owned the Property, from GMACCM. See "Sale of Preferred Equity Interests in Subsidiary" below for a description of the ownership structure of Funding IX.

Other

         The Woodlands Commercial Properties Company, L.P., owned by the Company and Morgan Stanley Real Estate Fund II, L.P., completed the sale of its retail portfolio, consisting of the Company's four retail properties located in The Woodlands, on January 5, 2000. The sale generated approximately $49.8 million of net proceeds, of which the Company's portion was approximately $37.3 million. The Woodlands retail properties were sold at a net gain of approximately $9.0 million, of which the Company's portion was approximately $6.9 million. The proceeds to the Company were used primarily to pay down debt.

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

         Payment and treatment of rent for the Behavioral Healthcare Properties is subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding. The Company received approximately $1.6 million and $6.9 million in rent from CBHS during the three and nine months ended September 30, 2000, respectively.

         The Company sold 37 and 55 behavioral healthcare properties during the three and nine months ended September 30, 2000, respectively. The sales generated approximately $168.8 million and $218.4 million in net proceeds, during the three and nine months ended September 30, 2000, respectively.

         As of September 30, 2000, the Behavioral Healthcare Segment consisted of 33 Behavioral Healthcare Properties in 16 states. CBHS had ceased operations at substantially all of the Behavioral Healthcare Properties as of September 30, 2000. CBHS is expected to cease operations at the remaining Behavioral Healthcare Properties by the end of the fourth quarter of 2000.

         Subsequent to September 30, 2000, the Company sold three Behavioral Healthcare Properties. The Company has entered into contracts or letters of intent to sell five additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 25 Behavioral Healthcare Properties.

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

SHELF REGISTRATION STATEMENT

         On October 29, 1997, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the SEC relating to the future offering of up to an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets when considered appropriate. As of September 30, 2000, approximately $782.7 million was available under the Shelf Registration Statement for the issuance of securities.

SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY

         During the nine months ended September 30, 2000, the Company formed Funding IX and contributed seven Office Properties and two Hotel Properties to Funding IX. The Company owns 100% of the voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of September 30, 2000, the Company had sold $275.0 million of non-voting, redeemable preferred Class A Units in Funding IX to GMACCM and received net proceeds of $265.1 million. The Class A Units receive a preferred variable-rate dividend currently calculated at 30-day LIBOR plus 450 basis points, or approximately 11.13% per annum as of September 30, 2000, and are redeemable at the option of the Company at the original purchase price.

         As of September 30, 2000, the net proceeds of $265.1 million from the sale of the Class A Units had been used to repurchase 13,755,423 of the Company's outstanding common shares. See "Share Repurchase Program" below. The repurchased common shares are consolidated as treasury shares in accordance with GAAP. However, these shares will be held in a wholly-owned subsidiary of the Company until the Class A Units are redeemed. Distributions will continue to be paid on the repurchased common shares and will be used to pay dividends on the Class A Units.

         The Company generally will use the proceeds from any joint venture or sale of a Property held by Funding IX to redeem the Class A Units.

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

         The Company commenced its Share Repurchase Program in March 2000. During the nine months ended September 30, 2000, the Company repurchased 7,986,830 common shares in the open market at an average price of $20.59 per common share for an aggregate of approximately $164.4 million.

         In addition, during the nine months ended September 30, 2000, the Company purchased 5,809,180 of the Company's common shares at an average price of $17.44 per common share for an aggregate of approximately $101.3 million, fulfilling its obligation under the "Share Repurchase Agreement" with UBS. This amount includes 1,766,489 common shares purchased from UBS on July 5, 2000 at an average cost of $17.33 per common share for an aggregate cost of approximately $30.6 million. This amount also includes 20,301 common shares purchased outside of the Share Repurchase Program in connection with a management incentive plan. See "Share Repurchase Agreement" below for a description of the agreement.

         The purchase of the 13,796,010 common shares was financed primarily with the proceeds of the sale of Class A Units in Funding IX. See "Sale of Preferred Equity Interests in Subsidiary" above.

SHARE REPURCHASE AGREEMENT

         On November 19, 1999, the Company entered into an agreement with UBS to purchase a portion of its common shares from UBS. As of December 31, 1999, the Company was obligated to purchase 4,789,580 common shares, or approximately $84.1 million of the Company's common shares. The agreement was amended on January 4, 2000, increasing the number of common shares the Company was obligated to purchase from UBS by January 4, 2001 to 5,809,180 common shares, or approximately $101.0 million of the Company's common shares. The price the Company was obligated to pay for the common shares was calculated based on the average cost of the common shares purchased by UBS in connection with the Share Repurchase Agreement plus a return to UBS of 30-day LIBOR plus 250 basis points, minus an adjustment for the Company's distributions during the term of the Share Repurchase Agreement. The guaranteed rate of return to UBS under the agreement is equal to 30-day LIBOR plus 250 basis points.

         The Company had the option to settle the Share Repurchase Agreement in cash or common shares. During the nine months ended September 30, 2000, the Company purchased the 5,809,180 common shares from UBS at an average cost of $17.44 per common share for an aggregate of approximately $101.3 million under the Share Repurchase Agreement with UBS. This amount includes 1,766,489 common shares purchased from UBS on July 5, 2000 at an average cost of $17.33 per common share for an aggregate of approximately $30.6 million. The Company has no further obligation under the Share Repurchase Agreement. The purchases were funded primarily through the sale of Class A Units in Funding IX. See "Sale of Preferred Equity Interests in Subsidiary" above.

METROPOLITAN

         The Company's $85.0 million preferred member interest in Metropolitan at September 30, 2000 would equate to an approximately 20% equity interest. The investment has a cash flow preference of 7.5% until May 19, 2001 and may be redeemed by Metropolitan on or before May 19, 2001 for $85.0 million, plus an amount sufficient to provide a 9.5% internal rate of return to the Company. If Metropolitan does not redeem the preferred interest by May 19, 2001, the Company may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson at a conversion price of $24.61.

UBS FACILITY

         On February 4, 2000, the Company repaid and retired the BankBoston Credit Facility and the BankBoston Term Note I primarily with the proceeds of the UBS Facility. The UBS Facility is a secured, variable-rate facility that is currently funded by a syndicate of 23 banks and institutions led by UBS and Fleet. The borrowing capacity under the UBS facility is currently limited to $734.6 million. The UBS Facility was entered into effective January 31, 2000 and amended on May 10, 2000 and May 18, 2000, and, as amended, consists of three tranches: the UBS Line of Credit, a three-year $300.0 million revolving line of credit (currently limited to $261.1 million of borrowing capacity); the UBS Term Loan I, a $146.8 million three-year term loan; and the UBS Term Loan II, a $326.7 million four-year term loan. Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at September 30, 2000, were approximately $80.0 million, $146.8 million and $326.7 million, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. As of September 30, 2000, the interest rate on the UBS Line of Credit and UBS Term Loan I was 9.14%, and the interest rate on the UBS Term Loan II was 9.39%. In order to mitigate its exposure to variable-rate debt, the Company has entered into two cash flow hedge agreements related to a portion of the UBS Facility. See "Cash Flow Hedging Transactions" below for a description of these agreements. During the nine months ended September 30, 2000, the Company sold six office properties securing the UBS Facility. The net proceeds of the sale of these properties were used to repay amounts outstanding under the UBS Facility. As of September 30, 2000, the UBS Facility was secured by 37 Office Properties and four Hotel Properties. The UBS Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on allocated property values and debt service coverage ratios, and, with respect solely to Funding VIII, limitations on additional secured and total indebtedness, distributions, additional investments and the incurrence of additional liens. The Company was in compliance with all covenants related to the UBS Facility for the September 30, 2000 reporting period.

CASH FLOW HEDGING TRANSACTIONS

         The Company does not use derivative financial instruments for trading purposes, but utilizes them to manage exposure to variable rate debt. The Company accounts for its derivative instruments under SFAS No. 133, which was adopted in the third quarter of 1999.

         On September 1, 1999, the Company entered into a four-year cash flow hedge agreement with Salomon for a notional amount of $200.0 million, relating to the BankBoston Term Note II. As a result of the cash flow hedge agreement, the interest rate on the underlying note, which currently has a floating interest rate of 30-day LIBOR plus 400 basis points, has been effectively converted to a fixed interest rate of 10.18% through maturity. During the nine months ended September 30, 2000, the cash flow hedge agreement with Salomon resulted in a reduction of approximately $0.5 million of interest expense. As of September 30, 2000, the fair value of the cash flow hedge was approximately $2.0 million.

         Effective February 4, 2000, the Company entered into a three-year cash flow hedge agreement with Fleet, for a notional amount of $200.0 million, relating to a portion of the UBS Term Loan I and the UBS Line of Credit. As a result, the interest rate on $200.0 million of the amount due under the UBS Term Loan I and the UBS Line of Credit, which were originally issued at a floating interest rate of LIBOR plus 250 basis points, was effectively converted to a fixed interest rate of 9.61% through maturity. During the nine months ended September 30, 2000, the cash flow hedge agreement with Fleet resulted in approximately $1.0 million of additional interest expense. As of September 30, 2000, the fair value of the cash flow hedge was approximately ($2.8) million.

         Effective April 18, 2000, the Company entered into a four-year cash flow hedge agreement with Fleet, for a notional amount of $100.0 million, relating to a portion of the UBS Term Loan II. As a result, the interest rate on $100.0 million of this loan, which was originally issued at a floating interest rate of LIBOR plus 275 basis points, was effectively converted to a fixed interest rate of 9.51% through maturity. Fleet has an option to terminate the agreement at the end of the third year of the agreement. During the nine months ended September 30, 2000, the cash flow hedge agreement with Fleet resulted in approximately $0.1 million of additional interest expense. As of September 30, 2000, the fair value of the cash flow hedge was approximately ($1.3) million.

ASSET JOINT VENTURES

         The Company has agreements with Chadwick Saylor & Co., Inc. and Warburg Dillon Read pursuant to which they are providing investment advisory services to the Company regarding the Company's joint-venture strategy. The Company intends to hold a minority equity interest in these joint-ventured assets and will continue to lease and manage these Properties.

LIQUIDITY REQUIREMENTS

         As of September 30, 2000, the Company had commitments of approximately $197.4 million relating to expansion, construction, renovation and development projects. This amount includes the ongoing renovation of the Renaissance Houston Hotel and the Hyatt Regency Beaver Creek, the development of an approximately 88,000 square foot office building adjacent to The Avallon in Austin, Texas and the Company's latest investment through CDMC for its share of the costs associated with development of a premier, up-scale ski resort. This amount also includes construction of 5 Houston Center, the newest development within the Company's Houston Center office complex in Houston, Texas.

         Of the approximately $197.4 million represented by these commitments, approximately $37.9 million is expected to be due during the next 12 to 15 months. In addition, approximately $108.2 million of debt matures during the next 12 months. The Company expects to meet these obligations primarily through a combination of cash flow provided by operating activities and additional or replacement debt financing.

         The Company expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring capital expenditures, non-recurring capital expenditures, such as tenant improvement and leasing costs, and distributions to shareholders and unitholders, primarily through cash flow provided by operating activities. To the extent that the Company's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Company expects to finance such requirements with available cash, property sales, proceeds received from joint venture arrangements, additional borrowings under the UBS Line of Credit or additional debt financing.

         The Company's commitments of $197.4 million include approximately $117.5 million of costs associated with construction of 5 Houston Center. Construction of the planned 27-story, Class A office property of 577,000 net rentable square feet commenced on November 2, 2000, and is expected to be completed in the third quarter of 2002. The Company has leasing commitments for over 50% of the space. Of the total estimated development costs of the project, approximately $87.5 million is being financed with long-term construction financing. The Company intends to bring in a joint-venture partner as a co-owner of 5 Houston Center, and, ultimately, to hold a 25% to 30% equity interest while continuing to manage and lease the property.

         The Company's other long-term liquidity requirements consist primarily of maturities under the Company's fixed and variable-rate debt, which totaled approximately $2.2 billion as of September 30, 2000. The Company expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives.

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

                           DEBT FINANCING ARRANGEMENTS

         The significant terms of the Company's primary debt financing arrangements existing as of September 30, 2000 are shown below (dollars in thousands):

                                                INTEREST                            BALANCE
                                                 RATE AT                         OUTSTANDING AT
                                    MAXIMUM    SEPTEMBER 30,      EXPIRATION     SEPTEMBER 30,
           DESCRIPTION            BORROWINGS      2000              DATE              2000
------------------------------    ----------   ------------    --------------   ---------------

SECURED FIXED RATE DEBT:
   AEGON Note(1)                  $  275,367          7.53%      July 2009      $  275,367
   LaSalle Note I(2)                 239,000          7.83      August 2027        239,000
   JP Morgan Mortgage Note(3)        200,000          8.31      October 2016       200,000
   LaSalle Note II(4)                161,000          7.79      August 2028        161,000
   CIGNA Note                         63,500          7.47      December 2002       63,500
   Metropolitan Life Note V           39,343          8.49      December 2005       39,343
   Northwestern Life Note             26,000          7.66      January 2003        26,000
   Metropolitan Life Note I           11,160          8.88     September 2001       11,160
   Nomura Funding VI Note(5)           8,364         10.07       July 2020           8,364
   Rigney Promissory Note                706          8.50      November 2012          706
                                  ----------   -----------                      ----------
    Subtotal/Weighted Average     $1,024,440          7.87%                     $1,024,440
                                  ----------   -----------                      ----------

SECURED VARIABLE RATE DEBT(6):
   UBS Term Loan II(7)            $  326,677          9.39%     February 2004   $  326,677
   BankBoston Term Note II(8)        200,000         10.63       August 2003       200,000
   UBS Term Loan I(7)                146,775          9.14      February 2003      146,775
   SFT Whole Loans, Inc. Note         97,123          8.38     September 2001       97,123
   UBS Line of Credit(7)(9)          261,125          9.14      February 2003       80,000
                                  ----------   -----------                      ----------
    Subtotal/Weighted Average     $1,031,700          9.50%                     $  850,575
                                  ----------   -----------                      ----------

UNSECURED FIXED RATE DEBT:
   Notes due 2007(10)             $  250,000          7.50%     September 2007  $  250,000
   Notes due 2002(10)                150,000          7.00      September 2002     150,000
                                  ----------   -----------                      ----------
    Subtotal/Weighted Average     $  400,000          7.31%                     $  400,000
                                  ----------   -----------                      ----------

    TOTAL/WEIGHTED AVERAGE        $2,456,140          8.38%(11)                 $2,275,015
                                  ==========   ===========                      ==========


----------

(1) The outstanding principal balance of this note at maturity will be approximately $224.0 million.

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

(3) At the end of seven years (October 2006), the interest rate will adjust based on current interest rates at that time. It is the Company's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $178.0 million.

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

(7) The UBS Facility was entered into effective January 31, 2000 and amended on May 10, 2000 and May 18, 2000. As amended, the UBS Facility consists of three tranches: the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II. For a description of the UBS Facility, see "Liquidity and Capital Resources - UBS Facility."

(8) This loan is secured by partnership interests in two pools of assets that also secure the LaSalle Note I and the LaSalle Note II. The Company entered into a four-year $200.0 million cash flow hedge agreement effective September 1, 1999 with Salomon in a separate transaction related to the BankBoston Term Note II. See "Liquidity and Capital Resources - Cash Flow Hedging Transactions."

(9) Maximum borrowing is calculated based on borrowing capacity at September 30, 2000, and cannot exceed $300.0 million.

(10) The notes were issued in an offering registered with the SEC.

(11) The overall weighted average interest rate does not include the effect of the Company's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 8.39%.

         Below are the aggregate principal amounts due as of September 30, 2000 under the UBS Facility and other indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.


                    SECURED        UNSECURED        TOTAL
                  ------------   ------------   ------------
  (in thousands)
       2000       $      1,323   $         --   $      1,323
       2001            113,887             --        113,887
       2002             73,913        150,000        223,913
       2003            467,835             --        467,835
       2004            343,534             --        343,534
       Thereafter      874,523        250,000      1,124,523
                  ------------   ------------   ------------
                  $  1,875,015   $    400,000   $  2,275,015
                  ============   ============   ============


         The Company has approximately $1.3 million of principal on secured debt payable during 2000, consisting primarily of monthly principal payments due under the AEGON Note during 2000, which are expected to be funded through cash flows provided by operating activities.

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

         Debt service coverage ratios for a particular period are generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The debt service coverage ratio for the UBS Facility is calculated in a different manner. As of September 30, 2000, the Company was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt.

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

         NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events, except for those that are defined as "extraordinary items" under GAAP and gains or losses from sales of depreciable operating property. The Company has adopted the revised definition of FFO effective as of January 1, 2000. Under the prior definition of FFO, for the nine months ended September 30, 1999, FFO was approximately $254.5 million, which excluded $15.0 million paid in connection with the settlement and release of all claims between the Company and Station arising out of the agreement and plan of merger between the Company and Station. Because this settlement is not considered an "extraordinary item" under GAAP, FFO for the nine months ended September 30, 1999 would have been approximately $239.5 million, which would have included the $15.0 million settlement payment, if the revised definition of FFO had been in effect. The Company considers FFO an appropriate measure of performance for an equity REIT, and for its investment segments. However, FFO:

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

         The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the nine months ended September 30, 2000 and 1999 were $214.1 and $225.3 million, respectively.

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

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND SHARES/UNITS IN THOUSANDS)


                                                                  FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                             ------------------------------      ------------------------------
                                                                 2000              1999               2000              1999
                                                             ------------      ------------      ------------      ------------

Net income                                                   $     83,175      $   (102,282)     $    170,359      $    (11,107)
Adjustments to reconcile net income to
    funds from operations:
Depreciation and amortization of real estate assets                30,727            29,516            90,872            94,542
Gain on property sales, net                                       (63,679)               --           (92,432)               --
Settlement of merger dispute                                           --                --                --            15,000
Impairment and other charges related to
    the behavioral healthcare assets                                   --           136,435                --           136,435
Extraordinary item - extinguishment of debt                                              --             3,928                --
Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies:
       Office and Retail Properties                                 1,805              (751)            3,522             3,603
       Temperature-Controlled Logistics Properties                  7,465             5,045            20,354            12,803
       Residential Development Properties                           8,828             3,457            24,551            14,751
       Other                                                           --               439                --               611
Unitholder minority interest                                       10,058           (11,287)           21,152            (1,973)
6 3/4% Series A Preferred Share dividends                          (3,375)           (3,375)          (10,125)          (10,125)
                                                             ------------      ------------      ------------      ------------
Funds from operations - old definition(1)(2)                 $     75,004      $     57,197      $    232,181      $    254,540
                                                             ------------      ------------      ------------      ------------
Settlement of merger dispute                                           --                --                --           (15,000)
                                                             ------------      ------------      ------------      ------------
Funds from operations - new definition(1)(2)                 $     75,004      $     57,197      $    232,181      $    239,540
                                                             ============      ============      ============      ============

Investment Segments:
    Office and Retail Segment                                $     92,917      $     91,916      $    266,341      $    273,395
    Hotel/Resort Segment                                           19,598            16,564            55,235            47,658
    Behavioral Healthcare Segment                                   1,550           (16,969)            6,933            10,679
    Temperature-Controlled Logistics Segment                        8,101             6,791            25,218            24,279
    Residential Development Segment                                14,761            11,401            52,665            45,739
    Corporate and other adjustments:
       Interest expense                                           (50,458)          (51,084)         (154,544)         (138,482)
       6 3/4% Series A Preferred Share dividend                    (3,375)           (3,375)          (10,125)          (10,125)
       Other(3)                                                    (2,785)            6,036             5,090            13,410
       Corporate general & administrative                          (5,305)           (4,083)          (14,632)          (12,013)
                                                             ------------      ------------      ------------      ------------
Funds from operations - old definition                             75,004            57,197           232,181           254,540
                                                             ------------      ------------      ------------      ------------
    Settlement of merger dispute                                       --                --                --           (15,000)
                                                             ------------      ------------      ------------      ------------
Funds from operations - new definition(1)(2)                 $     75,004      $     57,197      $    232,181      $    239,540
                                                             ============      ============      ============      ============

Basic weighted average shares/units                               123,400           132,707           129,444           136,562
                                                             ============      ============      ============      ============
Diluted weighted average shares/units(4)                          125,161           134,094           130,508           138,830
                                                             ============      ============      ============      ============

----------
(1) To calculate basic funds from operations, deduct Unitholder minority interest.

(2) For the periods beginning after January 1, 2000, the Company has adopted the revised definition of FFO adopted by NAREIT effective on January 1, 2000. The revised definition modifies the prior FFO calculation to include certain nonrecurring charges.

(3) Includes interest and other income, preferred return paid to GMACCM, other unconsolidated companies, less depreciation and amortization of non-real estate assets and amortization of deferred financing costs.

(4) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Company's basic weighted average shares/units to the diluted weighted average shares/units presented above:


                                              FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                         --------------------------------     --------------------------------
(SHARES/UNITS IN THOUSANDS)                   2000             1999                2000             1999
                                         ---------------   --------------     ---------------   --------------

Basic weighted average shares/units:            123,400          132,707             129,444          136,562
Add:   Share and unit options                     1,761            1,387               1,064            1,877
       Forward Share Purchase Agreement               -                -                   -              391
                                         ---------------   --------------     ---------------   --------------
Diluted weighted average shares/units           125,161          134,094             130,508          138,830
                                         ===============   ==============     ===============   ==============


RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)

                                                                              FOR THE NINE MONTHS
                                                                              ENDED SEPTEMBER 30,
                                                                       ----------------------------------
                                                                            2000                1999
                                                                       --------------      --------------

Funds from operations - new definition                                 $      232,181      $      239,540
Adjustments:
   Depreciation and amortization of non-real estate assets                      1,963               1,752
   Amortization of deferred financing costs                                     7,056               7,857
   Impairment and other charges related to the behavioral
      healthcare assets                                                            --             (32,662)
   Minority interest in joint ventures profit and depreciation
      and amortization                                                         13,030               1,444
   Adjustment for investments in real estate mortgages
      and equity of unconsolidated companies                                  (48,427)            (31,768)
   Change in deferred rent receivable                                          (7,632)              5,098
   Change in current assets and liabilities                                   (43,281)             44,091
   Distributions received in excess of earnings from
      unconsolidated companies                                                 18,425              16,320
   Equity in earnings in excess of distributions received from
      unconsolidated companies                                                 (8,367)            (13,835)
   6 3/4% Series A Preferred Share dividends                                   10,125              10,125
   Non-cash compensation                                                           85                 101
                                                                       --------------      --------------
Net cash provided by operating activities                              $      175,158      $      248,063
                                                                       ==============      ==============

                          OFFICE AND RETAIL PROPERTIES

         As of September 30, 2000, the Company owned 78 Office Properties located in 27 metropolitan submarkets in seven states with an aggregate of approximately 28.7 million net rentable square feet. The Company's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of September 30, 2000, the Company's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 77% of its office portfolio based on total net rentable square feet (40% for Dallas/Fort Worth and 37% for Houston).

         In pursuit of management's objective to dispose of non-strategic and non-core assets, the Company sold 11 wholly-owned office properties during the nine months ended September 30, 2000 and was actively marketing for sale its interest in one additional Office Property at September 30, 2000. The office properties sold were The Amberton, Concourse Office Park, The Meridian, One Preston Park, Valley Centre, and Walnut Green Office Properties located in Dallas, Texas; the Energy Centre and 1615 Poydras Office Properties located in New Orleans, Louisiana; the AT&T Building located in Denver, Colorado; the Central Park Plaza Office Property located in Omaha, Nebraska and the 160 Spear Office Property located in San Francisco, California.

OFFICE PROPERTIES TABLES

         The following table shows, as of September 30, 2000, certain information about the Company's Office Properties. In the table below "CBD," means central business district.


                                                                                                                 WEIGHTED
                                                                                                                 AVERAGE
                                                                                       NET                     FULL-SERVICE
                                                                                    RENTABLE                   RENTAL RATE
                                    NO. OF                              YEAR          AREA         PERCENT      PER LEASED
         STATE, CITY, PROPERTY     PROPERTIES       SUBMARKET        COMPLETED     (SQ. FT.)       LEASED      SQ. FT. (1)
         ---------------------     ----------       ---------        ---------    -----------      ------      -----------
TEXAS
   DALLAS
    Bank One Center(2)                     1   CBD                         1987      1,530,957         83%      $ 22.47
    The Crescent Office Towers             1   Uptown/Turtle Creek         1985      1,204,670         94(3)      30.76
    Fountain Place                         1   CBD                         1986      1,200,266         95(3)      19.27
    Trammell Crow Center(4)                1   CBD                         1984      1,128,331         80(3)      24.02
    Stemmons Place                         1   Stemmons Freeway            1983        634,381         86         16.10
    Spectrum Center(5)                     1   Far North Dallas            1983        598,250         95         23.50
    Waterside Commons                      1   Las Colinas                 1986        458,739        100         20.37
    Caltex House                           1   Las Colinas                 1982        445,993         89         28.63
    Reverchon Plaza                        1   Uptown/Turtle Creek         1985        374,165         78(3)      20.50
    The Aberdeen                           1   Far North Dallas            1986        320,629        100         18.54
    MacArthur Center I & II                1   Las Colinas            1982/1986        294,069         98         22.46
    Stanford Corporate Centre              1   Far North Dallas            1985        265,507         73(3)      22.40
    12404 Park Central                     1   LBJ Freeway                 1987        239,103        100         21.31
    Palisades Central II                   1   Richardson/Plano            1985        237,731         98         21.32
    3333 Lee Parkway                       1   Uptown/Turtle Creek         1983        233,769         92         21.80
    Liberty Plaza I & II                   1   Far North Dallas       1981/1986        218,813        100         15.83
    The Addison                            1   Far North Dallas            1981        215,016        100         18.90
    Palisades Central I                    1   Richardson/Plano            1980        180,503         94(3)      19.36
    Greenway II                            1   Richardson/Plano            1985        154,329        100         23.02
    Greenway I & IA                        2   Richardson/Plano            1983        146,704        100         23.43
    Addison Tower                          1   Far North Dallas            1987        145,886         94(3)      18.83
    5050 Quorum                            1   Far North Dallas            1981        133,594         88         17.56
    Cedar Springs Plaza                    1   Uptown/Turtle Creek         1982        110,923         90(3)      18.65
                                   ----------                                     -------------    -------      -------
     Subtotal/Weighted Average            24                                        10,472,328         90%      $ 22.38
                                   ----------                                     -------------    -------      -------

   FORT WORTH
    UPR Plaza                              1   CBD                         1982        954,895         92%      $ 15.08
                                   ----------                                     ------------     ------       -------

   HOUSTON
    Greenway Plaza Office Portfolio       10   Richmond-Buffalo       1969-1982      4,288,417         95%      $ 18.49
                                               Speedway
    Houston Center                         3   CBD                    1974-1983      2,764,418         96         18.54
    Post Oak Central                       3   West Loop/Galleria     1974-1981      1,277,516         92         18.57
    The Woodlands Office Properties(6)    12   The Woodlands          1980-1996        811,067         99         16.20
    Four Westlake Park                     1   Katy Freeway                1992        561,065        100         19.05
    Three Westlake Park                    1   Katy Freeway                1983        414,251         77         20.60
    1800 West Loop South                   1   West Loop/Galleria          1982        399,777         73         18.43
                                   ----------                                     ------------     ------       -------
     Subtotal/Weighted Average            31                                        10,516,511         94%      $ 18.43
                                   ----------                                     ------------     ------       -------

   AUSTIN
    Frost Bank Plaza                       1   CBD                         1984        433,024         99%      $ 23.83
    301 Congress Avenue(7)                 1   CBD                         1986        418,338         94         25.11
    Bank One Tower                         1   CBD                         1974        389,503         94(3)      20.75
    Austin Centre                          1   CBD                         1986        343,665         84(3)      25.59
    The Avallon                            1   Northwest              1993/1997        232,301        100         23.18
    Barton Oaks Plaza One                  1   Southwest                   1986         99,895        100         22.57
                                   ----------                                     ------------     ------       -------
     Subtotal/Weighted Average             6                                         1,916,726         94%      $ 23.59
                                   ----------                                     ------------     ------       -------

                                                                                                                 WEIGHTED
                                                                                                                 AVERAGE
                                                                                       NET                     FULL-SERVICE
                                                                                    RENTABLE                   RENTAL RATE
                                    NO. OF                              YEAR          AREA         PERCENT      PER LEASED
         STATE, CITY, PROPERTY     PROPERTIES       SUBMARKET        COMPLETED     (SQ. FT.)       LEASED      SQ. FT. (1)
         ---------------------     ----------       ---------        ---------    -----------      ------      -----------
COLORADO
   DENVER
    MCI Tower                              1   CBD                         1982        550,807         99%     $ 18.04
    Ptarmigan Place                        1   Cherry Creek                1984        418,630        100        18.98
    Regency Plaza One                      1   Denver Technology Center    1985        309,862         99        23.85
    55 Madison                             1   Cherry Creek                1982        137,176         95        19.41
    The Citadel                            1   Cherry Creek                1987        130,652         96        22.74
    44 Cook                                1   Cherry Creek                1984        124,174         96        19.92
                                   ---------                                      ------------     ------      -------
     Subtotal/Weighted Average             6                                         1,671,301         99%     $ 20.00
                                   ---------                                      ------------     ------      -------

   COLORADO SPRINGS
    Briargate Office and
     and Research Center                   1   Colorado Springs            1988        252,857        100%     $ 18.78
                                   ---------                                      ------------     ------      -------

FLORIDA
   MIAMI
    Miami Center                           1   CBD                         1983        782,686         85%(3)  $ 25.19
    Datran Center                          2   South Dade/Kendall     1986/1988        472,236         93(3)     22.65
                                   ---------                                      ------------     ------      -------
     Subtotal/Weighted Average             3                                         1,254,922         88%     $ 24.18
                                   ---------                                      ------------     ------      -------

ARIZONA
   PHOENIX
    Two Renaissance Square                 1   Downtown/CBD                1990        476,373         87%(3)  $ 23.79
    6225 North 24th Street                 1   Camelback Corridor          1981         86,451        100        23.31
                                   ---------                                      ------------     ------      -------
     Subtotal/Weighted Average             2                                           562,824         89%     $ 23.70
                                   ---------                                      ------------     ------      -------

WASHINGTON, D.C.
   WASHINGTON, D.C.
    Washington Harbour                     2   Georgetown                  1986        536,206         97%(3)  $ 40.16
                                   ---------                                      ------------     ------      -------

NEW MEXICO
   ALBUQUERQUE
    Albuquerque Plaza                      1   CBD                         1990        366,236         89%     $ 19.35
                                   ---------                                      ------------     ------      -------

CALIFORNIA
   SAN DIEGO
    Chancellor Park (8)                    1   University Town Center      1988        195,733         94%     $ 24.08
                                   ---------                                      ------------     ------      -------


     TOTAL/WEIGHTED AVERAGE               78                                        28,700,539         93%(3)  $ 20.99(9)
                                   =========                                      ============     ======      =======

----------
(1) Calculated based on base rent payable as of September 30, 2000, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.

(2) The Company has a 49.5% limited partner interest and a 0.5% general partner interest in the partnership that owns Bank One Center.

(3) Leases have been executed at certain Office Properties but had not commenced as of September 30, 2000. If such leases had commenced as of September 30, 2000, the percent leased for all Office Properties would have been 94%. The total percent leased for these Properties would have been as follows: The Crescent Office Towers - 98%; Fountain Place - 98%; Trammell Crow Center - 84%; Reverchon Plaza - 84%; Stanford Corporate Centre - 82%; Palisades Central I - 99%; Addison Tower - 97%; Cedar Springs Plaza - 97%; Bank One Tower - 99%; Austin Centre - 91%; Miami Center - 90%; Datran Center - 96%; Two Renaissance Square - 98% and Washington Harbour - 100%.

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

(9) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties as of September 30, 2000, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $21.36.

     The following table provides information, as of September 30, 2000, for the Company's Office Properties by state, city, and submarket.






                                                                         PERCENT        OFFICE       COMPANY
                                                          PERCENT OF    LEASED AT     SUBMARKET     SHARE OF
                                                TOTAL       TOTAL        COMPANY       PERCENT       OFFICE
                                 NUMBER OF     COMPANY     COMPANY       OFFICE        LEASED/      SUBMARKET
    STATE, CITY, SUBMARKET       PROPERTIES     NRA(1)      NRA(1)      PROPERTIES    OCCUPIED(2)   NRA(1)(2)
------------------------------   ----------  ---------    ----------    ----------    -----------   ----------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                    3  3,859,554            13%         86%(6)        81%         21%
   Uptown/Turtle Creek                    4  1,923,527             7          90(6)         89          31
   Far North Dallas                       7  1,897,695             7          93(6)         75          17
   Las Colinas                            3  1,198,801             4          95            85          11
   Richardson/Plano                       5    719,267             3          98(6)         95          14
   Stemmons Freeway                       1    634,381             2          86            90          26
   LBJ Freeway                            1    239,103             1         100            83           3
                                 ---------- ----------    ----------   ---------    ----------   ---------
     Subtotal/Weighted Average           24 10,472,328            37%         90%           83%         16%
                                 ---------- ----------    ----------   ---------    ----------   ---------
 FORT WORTH
   CBD                                    1    954,895             3%         92%           91%         24%
                                 ---------- ----------    ----------   ---------    ----------   ---------

 HOUSTON
   CBD                                    3  2,764,418            10%         96%           97%         11%
   Richmond-Buffalo Speedway              6  2,735,030            10          96            93          56
   West Loop/Galleria                     4  1,677,293             6          87            89          13
   Katy Freeway                           2    975,316             3          90            85          13
   The Woodlands                          7    487,320             1          99            97         100
                                 ---------- ----------    ----------   ---------    ----------   ---------
     Subtotal/Weighted Average           22  8,639,377            30%         94%           93%         17%
                                 ---------- ----------    ----------   ---------    ----------   ---------

 AUSTIN
   CBD                                    4  1,584,530             6%         93% (6)      100%         49%
   Northwest                              1    232,301             1         100           100          10
   Southwest                              1     99,895             0         100            99           4
                                 ---------- ----------    ----------   ---------    ----------   ---------
      Subtotal/Weighted Average           6  1,916,726             7%         94%          100%         24%
                                 ---------- ----------    ----------   ---------    ----------   ---------

COLORADO
 DENVER
   Cherry Creek                           4    810,632             3%         98%           95%         45%
   CBD                                    1    550,807             2          99            96           5
   Denver Technology Center               1    309,862             1          99            88           6
                                 ---------- ----------    ----------   ---------    ----------   ---------
     Subtotal/Weighted Average            6  1,671,301             6%         99%           93%          9%
                                 ---------- ----------    ----------   ---------    ----------   ---------

 COLORADO SPRINGS
   Colorado Springs                       1    252,857             1%        100%           94%          5%
                                 ---------- ----------    ----------   ---------    ----------   ---------

FLORIDA
 MIAMI
   CBD                                    1    782,686             3%         85%(6)        94%         23%
   South Dade/Kendall                     2    472,236             1          93(6)         93         100
                                 ---------- ----------    ----------   ---------    ----------   ---------
     Subtotal/Weighted Average            3  1,254,922             4%         88%           94%         33%
                                 ---------- ----------    ----------   ---------    ----------   ---------

ARIZONA
 PHOENIX
   Downtown/CBD                           1    476,373             2%         87% (6)       98%         27%
   Camelback Corridor                     1     86,451             0         100            91           3
                                 ---------- ----------    ----------   ---------    ----------   ---------
     Subtotal/Weighted Average            2    562,824             2%         89%           93%         11%
                                 ---------- ----------    ----------   ---------    ----------   ---------

WASHINGTON D.C.
 WASHINGTON D.C.
   Georgetown                             2    536,206             2%         97%(6)       100%        100%
                                 ---------- ----------    ----------   ---------    ----------   ---------

NEW MEXICO
 ALBUQUERQUE
   CBD                                    1    366,236             1%         89%           90%         64%
                                 ---------- ----------    ----------   ---------    ----------   ---------

CALIFORNIA
 SAN DIEGO
   University Town Center                 1    195,733             1%         94%           91%          6%
                                 ---------- ----------    ----------   ---------    ----------   ---------

     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                           69 26,823,405            94%         92%           89%         16%
                                 ========== ==========    ==========   =========    ==========   =========



                                                              WEIGHTED
                                                              AVERAGE
                                     WEIGHTED                 COMPANY
                                      AVERAGE     COMPANY      FULL-
                                      QUOTED      QUOTED      SERVICE
                                      MARKET      RENTAL       RENTAL
                                    RENTAL RATE  RATE PER     RATE PER
                                    PER SQUARE    SQUARE       SQUARE
    STATE, CITY, SUBMARKET          FOOT(2)(3)    FOOT(4)     FOOT(5)
------------------------------      -----------  --------    ----------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                               $23.33      $24.86      $21.78
   Uptown/Turtle Creek               $27.54      $31.14      $27.25
   Far North Dallas                  $24.41      $24.76      $20.22
   Las Colinas                       $24.11      $25.99      $23.76
   Richardson/Plano                  $23.57      $25.29      $21.66
   Stemmons Freeway                  $24.36      $18.58      $16.10
   LBJ Freeway                       $23.63      $24.20      $21.31
                                     ------      ------      ------
     Subtotal/Weighted Average       $24.47      $25.76      $22.38
                                     ------      ------      ------
 FORT WORTH
   CBD                               $21.11      $20.20      $15.08
                                     ------      ------      ------

 HOUSTON
   CBD                               $23.75      $25.45      $18.54
   Richmond-Buffalo Speedway         $20.46      $22.74      $19.61
   West Loop/Galleria                $21.98      $21.90      $18.54
   Katy Freeway                      $21.98      $23.43      $19.61
   The Woodlands                     $16.92      $16.92      $16.43
                                     ------      ------      ------
     Subtotal/Weighted Average       $21.78      $23.19      $18.88
                                     ------      ------      ------

 AUSTIN
   CBD                               $33.26      $33.86      $23.73
   Northwest                         $29.56      $31.13      $23.18
   Southwest                         $28.00      $31.42      $22.57
                                     ------      ------      ------
      Subtotal/Weighted Average      $32.54      $33.40      $23.59
                                     ------      ------      ------

COLORADO
 DENVER
   Cherry Creek                      $21.47      $21.87      $19.78
   CBD                               $28.77      $27.00      $18.04
   Denver Technology Center          $22.27      $27.00      $23.85
                                     ------      ------      ------
     Subtotal/Weighted Average       $24.02      $24.51      $20.00
                                     ------      ------      ------

 COLORADO SPRINGS
   Colorado Springs                  $19.79      $20.28      $18.78
                                     ------      ------      ------

FLORIDA
 MIAMI
   CBD                               $29.94      $30.00      $25.19
   South Dade/Kendall                $24.25      $24.25      $22.65
                                     ------      ------      ------
     Subtotal/Weighted Average       $27.80      $27.84      $24.18
                                     ------      ------      ------

ARIZONA
 PHOENIX
   Downtown/CBD                      $24.00      $24.00      $23.79
   Camelback Corridor                $27.21      $24.00      $23.31
                                     ------      ------      ------
     Subtotal/Weighted Average       $24.49      $24.00      $23.70
                                     ------      ------      ------

WASHINGTON D.C.
 WASHINGTON D.C.
   Georgetown                        $43.00      $43.00      $40.16
                                     ------      ------      ------

NEW MEXICO
 ALBUQUERQUE
   CBD                               $18.70      $19.78      $19.35
                                     ------      ------      ------

CALIFORNIA
 SAN DIEGO
   University Town Center            $33.60      $34.00      $24.08
                                     ------      ------      ------

     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                       $24.50      $25.54      $21.33
                                     ======      ======      ======





                                                                         PERCENT        OFFICE       COMPANY
                                                          PERCENT OF    LEASED AT     SUBMARKET     SHARE OF
                                                TOTAL       TOTAL        COMPANY       PERCENT       OFFICE
                                 NUMBER OF     COMPANY     COMPANY       OFFICE        LEASED/      SUBMARKET
    STATE, CITY, SUBMARKET       PROPERTIES     NRA(1)      NRA(1)      PROPERTIES    OCCUPIED(2)   NRA(1)(2)
------------------------------   ----------  ---------    ----------    ----------    -----------   ----------

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway              4  1,553,387             5%         93%           96%         47%
   The Woodlands                          5    323,747             1          99            94         100
                                 ---------- ----------    ----------   ---------    ----------   ---------
      Subtotal/Weighted Average           9  1,877,134             6%         94%           96%         51%
                                 ---------- ----------    ----------   ---------    ----------   ---------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                            9  1,877,134             6%         94%           96%         51%
                                 ========== ==========    ==========   =========    ==========   =========
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE            78 28,700,539           100%         93%(6)        90%         17%
                                 ========== ==========    ==========   =========    ==========   =========



                                                              WEIGHTED
                                                              AVERAGE
                                     WEIGHTED                 COMPANY
                                      AVERAGE     COMPANY      FULL-
                                      QUOTED      QUOTED      SERVICE
                                      MARKET      RENTAL       RENTAL
                                    RENTAL RATE  RATE PER     RATE PER
                                    PER SQUARE    SQUARE       SQUARE
    STATE, CITY, SUBMARKET          FOOT(2)(3)    FOOT(4)     FOOT(5)
------------------------------      -----------  --------    ----------
CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway          $19.10      $20.93      $16.46
   The Woodlands                      $15.37      $15.37      $15.84
                                      ------      ------      ------
      Subtotal/Weighted Average       $18.46      $19.97      $16.35
                                      ------      ------      ------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                        $18.46      $19.97      $16.35
                                      ======      ======      ======
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE         $24.11      $25.17      $20.99(7)
                                      ======      ======      ======


----------
   (1)   NRA means net rentable area in square feet.

   (2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are CoStar Group (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway, Fort Worth CBD, Houston Richmond-Buffalo Speedway, Houston CBD, West Loop/Galleria, and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), CB Richard Ellis (for the Austin CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and Denver Technology Center submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company(for the Phoenix Downtown/CBD, Transwestern Commercial Services (for the Washington D.C. Georgetown submarket), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and John Burnham Real Estate Services (for the San Diego University Town Center submarket).

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

   (6) Leases have been executed at certain Office Properties in these submarkets but had not commenced as of September 30, 2000. If such leases had commenced as of September 30, 2000, the percent leased for all Office Properties in the Company's submarkets would have been 94%. The total percent leased for these Class A Company submarkets would have been as follows: Dallas CBD - 89%; Dallas Uptown/Turtle Creek - 94%; Far North Dallas - 95%; Richardson/Plano - 99%; Austin CBD - 96%; Miami CBD - 90%; Miami South Dade/Kendall - 96%; Phoenix Downtown/CBD - 98%; and Washington D.C. Georgetown - 100%.

   (7) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $21.36.

         The following table shows, as of September 30, 2000, the principal businesses conducted by the tenants at the Company's Office Properties, based on information supplied to the Company from the tenants.

                          Industry Sector                Leased Sq. Ft.
                    ----------------------------         --------------
                    Professional Services(1)                        26%
                    Energy(2)                                       21
                    Financial Services(3)                           20
                    Telecommunications                               7
                    Technology                                       7
                    Manufacturing                                    3
                    Food Service                                     3
                    Government                                       3
                    Retail                                           2
                    Medical                                          2
                    Other(4)                                         6
                                                         -------------
                    TOTAL LEASED                                   100%
                                                         =============

----------
(1) Includes legal, accounting, engineering, architectural, and advertising services.

(2)  Includes oil and gas and utility companies.

(3)  Includes banking, title and insurance, and investment services.

(4)  Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of September 30, 2000 for the Company's total Office Properties and for Dallas and Houston, Texas, individually, for each of the 10 years beginning with 2000, assuming that none of the tenants exercises or has exercised renewal options.

TOTAL OFFICE PROPERTIES

                                                                                                PERCENTAGE
                                       NET RENTABLE     PERCENTAGE OF                            TOTAL OF       ANNUAL FULL-
                                           AREA          LEASED NET             ANNUAL         ANNUAL FULL-    SERVICE RENT
                         NUMBER OF     REPRESENTED      RENTABLE AREA        FULL-SERVICE      SERVICE RENT     PER SQUARE
                        TENANTS WITH   BY EXPIRING       REPRESENTED          RENT UNDER       REPRESENTED      FOOT OF NET
      YEAR OF LEASE       EXPIRING        LEASES         BY EXPIRING           EXPIRING        BY EXPIRING     RENTABLE AREA
       EXPIRATION          LEASES      (SQUARE FEET)       LEASES              LEASES(1)          LEASES        EXPIRING(1)
    ------------------  ------------  --------------    -------------      ----------------   --------------  --------------
    2000                        201       1,145,518(2)           4.4%         $ 22,799,761         3.9%        $     19.90
    2001                        369       3,363,689             12.8            65,653,208        11.2               19.52
    2002                        344       3,457,977             13.2            76,862,123        13.1               22.23
    2003                        327       3,017,277             11.5            61,812,519        10.5               20.49
    2004                        254       4,019,579             15.3            89,560,376        15.3               22.28
    2005                        218       3,241,268             12.3            75,025,632        12.8               23.15
    2006                         51       1,332,420              5.1            31,628,651         5.4               23.74
    2007                         56       1,764,163              6.7            40,643,507         6.9               23.04
    2008                         24         939,585              3.6            24,474,471         4.2               26.05
    2009                         20         644,563              2.5            17,522,941         3.0               27.19
    2010 and thereafter          47       3,356,965             12.6            81,239,202        13.7               24.20
                        -----------   -------------     ------------         -------------     -------         -----------
                              1,911      26,283,004(3)         100.0%        $ 587,222,391       100.0%        $     22.34
                        ===========   =============     ============         =============     =======         ===========

----------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of September 30, 2000, leases have been signed for approximately 1,482,000 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after September 30, 2000 and on or before December 31, 2000.

(3) Reconciliation to the Company's total Office Property net rentable area is as follows:

                                                SQUARE          PERCENTAGE
                                                 FEET           OF TOTAL
                                             -------------     -----------
Square footage leased to tenants               26,283,004            91.6%
Square footage reflecting
    management offices, building use,
    and remeasurement adjustments                 257,825             0.9
Square footage vacant                           2,159,710             7.5
                                             ------------      ----------
Total net rentable square footage              28,700,539           100.0%
                                             ============      ==========



DALLAS OFFICE PROPERTIES

                                                                                              PERCENTAGE
                                       NET RENTABLE     PERCENTAGE OF                          TOTAL OF       ANNUAL FULL-
                                           AREA           LEASED NET           ANNUAL        ANNUAL FULL-     SERVICE RENT
                         NUMBER OF     REPRESENTED      RENTABLE AREA       FULL-SERVICE     SERVICE RENT      PER SQUARE
                        TENANTS WITH   BY EXPIRING       REPRESENTED         RENT UNDER      REPRESENTED      FOOT OF NET
      YEAR OF LEASE       EXPIRING        LEASES         BY EXPIRING          EXPIRING       BY EXPIRING     RENTABLE AREA
       EXPIRATION          LEASES     (SQUARE FEET)         LEASES           LEASES(1)          LEASES        EXPIRING(1)
    ------------------  ------------  -------------     --------------   ------------------  ------------    --------------
    2000                         59         369,602(2)           3.9%    $       7,538,607         3.4%     $        20.40
    2001                         90         888,496              9.4            18,956,898         8.6               21.34
    2002                         84         988,729             10.5            25,053,947        11.4               25.34
    2003                         90       1,152,197             12.2            24,143,316        10.9               20.95
    2004                         77       1,062,514             11.3            27,097,945        12.3               25.50
    2005                         75       1,649,306             17.5            36,167,789        16.4               21.93
    2006                         19         390,350              4.1            10,541,813         4.8               27.01
    2007                         17         918,030              9.8            21,883,060         9.9               23.84
    2008                          9         571,209              6.1            14,292,891         6.5               25.02
    2009                          7         376,473              4.0             9,433,174         4.3               25.06
    2010 and thereafter          13       1,043,463             11.2            25,458,849        11.5               24.40
                        -----------   -------------     ------------     -----------------  ----------      --------------
                                540       9,410,369            100.0%    $     220,568,289       100.0%     $        23.44
                        ===========   =============     ============     =================  ==========      ==============

----------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of September 30, 2000, leases have been signed for approximately 679,199 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after September 30, 2000 and on or before December 31, 2000.

HOUSTON OFFICE PROPERTIES

                                                                                              PERCENTAGE
                                       NET RENTABLE     PERCENTAGE OF                          TOTAL OF       ANNUAL FULL-
                                           AREA          LEASED NET            ANNUAL         ANNUAL FULL-    SERVICE RENT
                         NUMBER OF      REPRESENTED     RENTABLE AREA       FULL-SERVICE      SERVICE RENT     PER SQUARE
                        TENANTS WITH    BY EXPIRING      REPRESENTED         RENT UNDER       REPRESENTED     FOOT OF NET
      YEAR OF LEASE       EXPIRING        LEASES         BY EXPIRING          EXPIRING        BY EXPIRING    RENTABLE AREA
       EXPIRATION          LEASES      (SQUARE FEET)       LEASES            LEASES(1)          LEASES        EXPIRING(1)
    ------------------  ------------  ---------------   -------------    -----------------  --------------  --------------
    2000                         80         474,683(2)           4.8%    $       8,783,225         4.4%     $        18.50
    2001                        148       1,639,768             16.7            28,232,492        14.3               17.22
    2002                        150       1,335,557             13.6            25,406,483        12.8               19.02
    2003                        124         976,215              9.9            18,107,765         9.1               18.55
    2004                         97       1,872,403             19.1            36,432,331        18.4               19.46
    2005                         65         550,162              5.6            11,747,078         5.9               21.35
    2006                         15         650,081              6.6            13,934,226         7.0               21.43
    2007                         14         623,558              6.4            13,100,105         6.6               21.01
    2008                          5         185,680              1.9             3,405,329         1.7               18.34
    2009                          3          52,857              0.5             1,284,850         0.6               24.31
    2010 and thereafter          13       1,451,079             14.9            37,592,942        19.2               25.91
                        -----------   -------------     ------------     -----------------  ----------      --------------
                                714       9,812,043            100.0%    $     198,026,826       100.0%     $        20.18
                        ===========   =============     ============     =================  ==========      ==============


-----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of September 30, 2000, leases have been signed for approximately 366,294 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after September 30, 2000 and on or before December 31, 2000.

                                RETAIL PROPERTIES

         As of September 30, 2000, the Company owned three Retail Properties, which in the aggregate contain approximately 421,000 net rentable square feet. Two of the Retail Properties, Las Colinas Plaza, with approximately 135,000 net rentable square feet, and The Crescent Atrium with approximately 95,000 net rentable square feet, are located in submarkets of Dallas, Texas. The remaining Retail Property, The Park Shops at Houston Center, with an aggregate of approximately 191,000 net rentable square feet, is located in the CBD submarket of Houston, Texas. As of September 30, 2000, the Retail Properties were 91% leased.

         On January 5, 2000, the sale of the Company's four retail properties located in The Woodlands, a master-planned development located 27 miles north of downtown Houston, Texas, was completed.

                                HOTEL PROPERTIES

HOTEL PROPERTIES TABLES

         The following table shows certain information for the nine months ended September 30, 2000 and 1999, about the Company's Hotel Properties. The information for the Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination fitness resorts and spas that measure their performance based on available guest nights.

                                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                          ---------------------------------------
                                                                             AVERAGE              AVERAGE
                                                                            OCCUPANCY              DAILY
                                                       YEAR                   RATE                 RATE
                                                     COMPLETED/           ---------------     ---------------
HOTEL PROPERTY(1)                    LOCATION        RENOVATED   ROOMS    2000      1999      2000       1999
-----------------                    --------        ---------   -----    ----      ----      ----       ----
UPSCALE BUSINESS CLASS HOTELS:

  Denver Marriott City Center       Denver, CO       1982/1994     613       87%      81%     $ 121      $ 125
  Four Seasons Hotel-Houston(2)     Houston, TX           1982     399       71       65        204        197
  Hyatt Regency Albuquerque         Albuquerque, NM       1990     395       69       69        105        105
  Omni Austin Hotel                 Austin, TX            1986     372       83       79        132        123
  Renaissance Houston Hotel(3)      Houston, TX           1975     389       63       63         94         94
                                                                 -----    -----    -----      -----      -----
       TOTAL/WEIGHTED AVERAGE                                    2,168       75%      72%     $ 131      $ 129
                                                                 =====    =====    =====      =====      =====

LUXURY SPA RESORTS:

  Hyatt Regency Beaver Creek(4)     Avon, CO              1989     276       71%      75%     $ 268      $ 254
  Sonoma Mission Inn & Spa(5)       Sonoma, ca       1927/1987/
                                                          1997     228       77       82        300(5)     219(5)
  Ventana Inn & Spa                 Big Sur, CA      1975/1982/
                                                         1988       62       80       80        457        371
                                                                 -----    -----    -----      -----      -----
       TOTAL/WEIGHTED AVERAGE                                      566       74%      78%     $ 304      $ 255
                                                                 =====    =====    =====      =====      =====

                                                                GUEST
DESTINATION FITNESS RESORTS AND SPAS:                           NIGHTS
                                                                ------
  Canyon Ranch-Tucson               Tucson, AZ           1980      250(6)
  Canyon Ranch-Lenox                Lenox, MA            1989      212(6)
                                                               -------    -----    -----      -----      -----
       TOTAL/WEIGHTED AVERAGE                                      462       88%(7)   88%(7)  $ 579(8)   $ 528(8)
                                                               =======    =====    =====      =====      =====

       GRAND TOTAL/WEIGHTED AVERAGE FOR HOTEL PROPERTIES                     77%      75%     $ 235      $ 220
                                                                          =====    =====      =====      =====

                                      FOR THE NINE MONTHS
                                      ENDED SEPTEMBER 30,
                                      -------------------
                                           REVENUE
                                            PER
                                          AVAILABLE
                                          ROOM/GUEST
                                       ---------------
HOTEL PROPERTY(1)                      2000       1999
-----------------                      ----       ----
UPSCALE BUSINESS CLASS HOTELS:

  Denver Marriott City Center          $ 104      $ 100
  Four Seasons Hotel-Houston(2)          145        128
  Hyatt Regency Albuquerque               72         72
  Omni Austin Hotel                      109         96
  Renaissance Houston Hotel(3)            59         59
                                       -----      -----
       TOTAL/WEIGHTED AVERAGE          $  99      $  92
                                       =====      =====

LUXURY SPA RESORTS:

  Hyatt Regency Beaver Creek(4)        $ 191      $ 191
  Sonoma Mission Inn & Spa(5)
                                         230(5)     178(5)
  Ventana Inn & Spa
                                         365        297
                                       -----      -----
       TOTAL/WEIGHTED AVERAGE          $ 226      $ 199
                                       =====      =====


DESTINATION FITNESS RESORTS AND SPAS

  Canyon Ranch-Tucson
  Canyon Ranch-Lenox
                                       -----      -----
       TOTAL/WEIGHTED AVERAGE          $ 487(9)   $ 446(9)
                                       =====      =====

       GRAND TOTAL/WEIGHTED AVERAGE
        FOR HOTEL PROPERTIES           $ 180      $ 165
                                       =====      =====


----------
     (1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Hotel Properties and has leased all of the Hotel Properties, except the Omni Austin Hotel, to COPI pursuant to long term leases. As of September 30, 2000, the Omni Austin Hotel is leased pursuant to a separate long term lease, to HCD Austin Corporation.

     (2) The hotel is undergoing a $5.0 million renovation of all guest rooms scheduled to be completed during the fourth quarter of 2000. This Property was sold subsequent to September 30, 2000.

     (3) The hotel is undergoing an estimated $15.5 million renovation project scheduled to be completed in the fourth quarter of 2000. The renovation includes improvements to all guest rooms, the lobby, corridor, and exterior and interior systems.

     (4) The hotel is undergoing a $6.9 million renovation of all guest rooms. The project is scheduled to be completed by the fourth quarter of 2001.

     (5) In January 2000, 20 rooms, which were previously taken out of commission for construction of a 30,000 square foot full-service spa in connection with an approximately $21.0 million expansion of the hotel, were returned to service. The expansion was completed in the second quarter of 2000. The expansion also included 30 additional guest rooms. Rates were discounted during the construction period which resulted in a lower average daily rate and revenue per available room for the nine months ended September 30, 1999 as compared to September 30, 2000.

     (6) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

     (7) Represents the number of paying and complimentary guests for the period, divided by the maximum number of available guest nights, which is the maximum number of guests that the resort can accommodate per night, for the period.

     (8) Represents the average daily "all-inclusive" guest package charges for the period, divided by the average daily number of paying guests for the period.

     (9) Represents the total "all-inclusive" guest package charges for the period, divided by the maximum number of available guest nights for the period.

                       RESIDENTIAL DEVELOPMENT PROPERTIES

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

         The following table shows certain information as of September 30, 2000, relating to the Residential Development Properties.



                                                                                                             TOTAL
                        RESIDENTIAL                                            RESIDENTIAL      TOTAL       LOTS/UNITS
   Residential          DEVELOPMENT                                            DEVELOPMENT      LOTS/        DEVELOPED
   Development          PROPERTIES       TYPE OF                               CORPORATION'S    UNITS        SINCE
 Corporation(1)            (RDP)         RDP(2)        LOCATION                OWNERSHIP %     PLANNED      INCEPTION
----------------       ------------      ------        --------                -----------     -------      ---------
Desert Mountain       Desert Mountain      SF            Scottsdale, AZ
    Development                                                                   93.0%         2,665        2,254
    Corp.

The Woodlands         The Woodlands        SF            The Woodlands, TX
    Land Company,                                                                 42.5%        36,385       23,612
    Inc.

Crescent              Bear Paw Lodge       CO            Avon, CO                 60.0%            53(6)        26
    Development       QuarterMoon          TH            Avon, CO                 64.0%            13(6)         4
    Management        Eagle Ranch          SF            Eagle, CO                60.0%         1,260(6)       248
    Corp.             Main Street
                       Junction            CO            Breckenridge, CO         60.0%            36(6)        36
                      Main Street
                       Station             CO            Breckenridge, CO         60.0%            82(6)         -
                      Riverbend            SF            Charlotte, NC            60.0%           650(6)       117
                      Three Peaks
                       (Eagle's Nest)      SF            Silverthorne, CO         30.0%           391(6)       162
                      Park Place at
                       Riverfront          CO            Denver, CO               64.0%            71(6)         -
                      Park Tower at
                       Riverfront          CO            Denver, CO               64.0%            58(6)         -
                      Bridge Lofts
                       at Riverfront       CO            Denver, CO               64.0%            53(6)         -
                      Cresta             TH/SFH          Edwards, CO              60.0%            25(6)         -
                      Snow Cloud           CO            Avon, CO                 60.0%            53(6)         -
                                                                                           ----------       ------
          TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.                                           2,745          593
                                                                                           ----------       ------

Mira Vista            Mira Vista           SF            Fort Worth, TX          100.0%           740          740
    Development       The Highlands        SF            Breckenridge, CO         12.3%           750          437
    Corp.                                                                                  ----------       ------
          TOTAL MIRA VISTA DEVELOPMENT CORP.                                                    1,490        1,177
                                                                                           ----------       ------

Houston Area          Falcon Point         SF            Houston, TX             100.0%           510          273
    Development       Falcon Landing       SF            Houston, TX             100.0%           623          415
    Corp.             Spring Lakes         SF            Houston, TX             100.0%           520          234
                                                                                           ----------       ------

          TOTAL HOUSTON AREA DEVELOPMENT CORP.                                                  1,653          922
                                                                                           ----------       ------

              TOTAL                                                                            44,938       28,558
                                                                                           ==========       ======




                                                        TOTAL         AVERAGE
                        RESIDENTIAL                   LOTS/UNITS       CLOSED          RANGE OF
   Residential          DEVELOPMENT                    CLOSED        SALE PRICE        PROPOSED
   Development          PROPERTIES                     SINCE          PER LOT/       SALE PRICES
 Corporation(1)            (RDP)                      INCEPTION      UNIT($)(3)   PER LOT/UNIT($)(4)
 ---------------        -----------                   ---------      ----------   ------------------
Desert Mountain       Desert Mountain
    Development                                           2,095        490,000     425,000 - 3,000,000(5)
    Corp.                                             ---------

The Woodlands         The Woodlands
    Land Company,                                        22,238         47,000      13,800 -   990,000
    Inc.                                              ---------


Crescent              Bear Paw Lodge                         21       1,388,000    665,000 - 2,025,000
    Development       QuarterMoon                             4       2,186,000  1,850,000 - 2,795,000
    Management        Eagle Ranch                           163         128,000     80,000 -   150,000
    Corp.             Main Street
                       Junction                              21         436,000    300,000 -   580,000
                      Main Street
                       Station                                -             N/A    215,000 - 1,065,000
                      Riverbend                               8          31,000     25,000 -    38,000
                      Three Peaks
                       (Eagle's Nest)                       122         240,000    135,000 -   425,000
                      Park Place at
                       Riverfront                             -             N/A    195,000 - 1,445,000
                      Park Tower at
                       Riverfront                             -             N/A    180,000 - 2,100,000
                      Bridge Lofts
                       at Riverfront                          -             N/A    180,000 - 2,100,000
                      Cresta                                  -             N/A  1,900,000 - 2,600,000
                      Snow Cloud                              -             N/A    840,000 - 4,545,000
                                                      ---------
          TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.       339
                                                      ---------

Mira Vista            Mira Vista                            659         100,000     50,000 -   265,000
    Development       The Highlands                         412         185,000     55,000 -   625,000
    Corp.
                                                      ---------
          TOTAL MIRA VISTA DEVELOPMENT CORP.              1,071
                                                      ---------

Houston Area          Falcon Point                          218         43,000      28,000 -    56,000
    Development       Falcon Landing                        393         20,000      19,000 -    26,000
    Corp.             Spring Lakes                          196         30,000      24,000 -    44,000
                                                      ---------

          TOTAL HOUSTON AREA DEVELOPMENT CORP.              807
                                                      ---------

              TOTAL                                      26,550
                                                       ========


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

     (5)  Includes golf membership, which as of September 30, 2000 is $225,000.

     (6) As of September 30, 2000, 25 units were under contract at Bear Paw Lodge representing $37.6 million in sales; 9 units were under contract at QuarterMoon representing $21.1 million in sales; 46 lots were under contract at Eagle Ranch representing $6.4 million in sales; one unit was under contract at Main Street Junction representing $0.4 million in sales; 82 units were under contract at Main Street Station representing $40.9 million in sales; 100 lots were under contract at Riverbend representing $3.0 million in sales; 36 lots were under contract at Three Peaks representing $10.1 million in sales; 65 units were under contract at Park Place at Riverfront representing $26.3 million in sales; 32 units were under contract at Park Tower at Riverfront representing $23.1 million in sales; 47 units were under contract at the Bridge Lofts at Riverfront representing $18.7 million in sales; 11 units were under contract at Cresta representing $15.3 million in sales and 33 units were under contract at Snow Cloud representing $57.9 million in sales.

                   TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES TABLE

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of September 30, 2000:

                                   TOTAL CUBIC      TOTAL                                         TOTAL CUBIC      TOTAL
                   NUMBER OF        FOOTAGE      SQUARE FEET                     NUMBER OF          FOOTAGE      SQUARE FEET
    STATE         PROPERTIES(1)   (IN MILLIONS)  (IN MILLIONS)     STATE        PROPERTIES(1)    (IN MILLIONS)  (IN MILLIONS)
    -----         -------------   -------------  -------------     -----        -------------    -------------  -------------
Alabama                      4            9.4            0.3    Missouri(2)                2           48.8             2.8
Arizona                      1            2.9            0.1    Nebraska                   2            4.4             0.2
Arkansas                     6           33.1            1.0    New York                   1           11.8             0.4
California                   9           28.6            1.1    North Carolina             3           10.0             0.4
Colorado                     2            3.4            0.1    Ohio                       1            5.7             0.2
Florida                      5            7.5            0.3    Oklahoma                   2            2.1             0.1
Georgia                      7           44.5            1.6    Oregon                     6           40.4             1.7
Idaho                        2           18.7            0.8    Pennsylvania               2           27.4             0.9
Illinois                     2           11.6            0.4    South Carolina             1            1.6             0.1
Indiana                      1            9.1            0.3    South Dakota               1            2.9             0.1
Iowa                         2           12.5            0.5    Tennessee                  3           10.6             0.4
Kansas                       2            5.0            0.2    Texas                      2            6.6             0.2
Kentucky                     1            2.7            0.1    Utah                       1            8.6             0.4
Maine                        1            1.8            0.2    Virginia                   2            8.7             0.3
Massachusetts                5           10.5            0.5    Washington                 6           28.7             1.1
Mississippi                  1            4.7            0.2    Wisconsin                  3           17.4             0.6
                                                                                ------------     ----------     -----------
                                                                TOTAL                     89(3)       441.7(3)         17.6(3)
                                                                                ============     ==========     ===========

-------------
(1) As of September 30, 2000, the Company held an indirect 39.6% interest in three Temperature-Controlled Logistics Partnerships, which own the Temperature-Controlled Logistics Corporations, which directly or indirectly owned the Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Company has no interest. The Temperature-Controlled Logistics Corporations are entitled to receive lease payments (base rent and percentage rent) from AmeriCold Logistics.

(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.

(3) As of September 30, 2000, AmeriCold Logistics operated 100 temperature-controlled logistics properties with an aggregate of approximately 526.0 million cubic feet (20.3 million square feet).

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

         The Company sold 37 and 55 behavioral healthcare properties during the three and nine months ended September 30, 2000, respectively. The sales generated approximately $168.8 million and $218.4 million in net proceeds, during the three and nine months ended September 30, 2000, respectively.

         As of September 30, 2000, the Behavioral Healthcare Segment consisted of 33 Behavioral Healthcare Properties in 16 states. CBHS had ceased operations at substantially all of the Behavioral Healthcare Properties as of September 30, 2000. CBHS is expected to cease operations at the remaining Behavioral Healthcare Properties by the end of the fourth quarter of 2000.

         Subsequent to September 30, 2000, the Company sold three Behavioral Healthcare Properties. The Company has entered into contracts or letters of intent to sell five additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 25 Behavioral Healthcare Properties.

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

         The following discussion of market risk is based solely on hypothetical changes in interest rates related to the Company's variable-rate debt. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.

INTEREST RATE RISK

         The Company's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Company had total outstanding debt of approximately $2.3 billion at September 30, 2000, of which approximately $0.4 billion, or 17%, was unhedged variable-rate debt. The weighted average interest rate on such variable-rate debt was 9.09% as of September 30, 2000. A 10% (90.9 basis point) increase in the weighted average interest rate on such variable-rate debt would result in an annual decrease in net income and cash flows of approximately $3.2 million based on the unhedged variable-rate debt outstanding as of September 30, 2000, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (90.9 basis point) decrease in the weighted average interest rate on such unhedged variable-rate debt would result in an annual increase in net income and cash flows of approximately $3.2 million based on the unhedged variable rate debt outstanding as of September 30, 2000, as a result of the decreased interest expense associated with the change in rate.

         The Company's Form 10-K for the year ended December 31, 1999 and Form 10-Q for the quarter ended June 30, 2000 contain information regarding its interest rate risk from changes in the 30-day LIBOR rate in connection with its settlement obligations under the Share Repurchase Agreement with UBS. The Company settled its Share Repurchase Agreement on July 5, 2000, and, as a result, this information is no longer applicable.

MARKET PRICE RISK

         The Company's Form 10-K for the year ended December 31, 1999 and Form 10-Q for the quarter ended June 30, 2000 contain information regarding its market price risk from changes in the price of its common shares in connection with its settlement obligations under the Share Repurchase Agreement with UBS. The Company settled its Share Repurchase Agreement on July 5, 2000, and, as a result, this information is no longer applicable.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

         EXHIBIT
         NUMBER     DESCRIPTION OF EXHIBIT

          3.01 Restated Declaration of Trust of Crescent Real Estate Equities Company (filed as Exhibit No. 4.01 to the Registrant's Registration Statement on Form S-3 (File No. 333-21905) (the "1997 S-3") and incorporated herein by reference)

          3.02 Amended and Restated Bylaws of Crescent Real Estate Equities Company, as amended (filed as Exhibit No. 3.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

          4.01 Form of Common Share Certificate (filed as Exhibit No. 4.03 to the 1997 S-3 and incorporated herein by reference)

          4.02 Statement of Designation of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4.07 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 10-K) and incorporated herein by reference)

         EXHIBIT
         NUMBER     DESCRIPTION OF EXHIBIT

          4.03 Form of Certificate of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4 to the Registrant's Registration Statement on Form 8-A/A filed on February 18, 1998 and incorporated by reference)

          4.04 Indenture, dated as of September 22, 1997, between Crescent Real Estate Equities Limited Partnership and State Street Bank and Trust Company of Missouri, N.A. (filed as Exhibit No. 4.01 to the Registration Statement on Form S-4 (File No. 333-42293) of Crescent Real Estate Equities Limited Partnership (the "Form S-4") and incorporated herein by reference)

          4.05 6-5/8% Note due 2002 (filed as Exhibit No. 4.07 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "1998 2Q 10-Q") and incorporated herein by reference)

          4.06 7-1/8% Note due 2007 (filed as Exhibit No. 4.07 to the 1998 2Q 10-Q and incorporated herein by reference)

          4.07 Amended and Restated Secured Loan Agreement, dated as of May 10, 2000, among Crescent Real Estate Funding VIII, L.P. and UBS AG, Stamford Branch, as amended (filed as Exhibit No.
                    10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "2000 2Q 10-Q") and incorporated herein by reference)

          4* Pursuant to Regulation S-K Item 601 (b) (4) (iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Registrant.

          10.01 Second Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of November 1, 1997, as amended (filed as Exhibit No.
                    10.01 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 10-K") and incorporated herein by reference)

          10.02 Noncompetition Agreement of Richard E. Rainwater, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit No. 10.02 to the 1997 10-K and incorporated herein by reference)

          10.03 Noncompetition Agreement of John C. Goff, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit No. 10.02 to the 1997 10-K and incorporated herein by reference)

          10.04 Employment Agreement with John C. Goff, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed as Exhibit No. 10.04 to the 1999 10-K and incorporated herein by reference)

          10.05 Employment Agreement of Jerry R. Crenshaw, Jr., dated as of December 14, 1998 (filed as Exhibit No. 10.08 to the 1999 10-K and incorporated herein by reference)

          10.06 Form of Officers' and Trust Managers' Indemnification Agreement as entered into between the Registrant and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Form S-4 and incorporated herein by reference)

         EXHIBIT
         NUMBER     DESCRIPTION OF EXHIBIT

          10.07 Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit No. 10.07 to the Registrant's Registration Statement on Form S-11 (File No. 33-75188) (the "Form S-11") and incorporated herein by reference)

          10.08 Crescent Real Estate Equities, Ltd. First Amended and Restated 401(k) Plan, as amended (filed as Exhibit No. 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

          10.09 Second Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as Exhibit No.
                    10.13 to the Form S-4 and incorporated herein by reference)

          10.10 Amended and Restated 1995 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit No. 99.01 to the Registrant's Registration Statement on Form S-8 (File No. 333-3452) and incorporated herein by reference)

          10.11 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan, as amended (filed as Exhibit No. 10.14 to the 1999 10-K and incorporated herein by reference)

          10.12 Amended and Restated Secured Loan Agreement, dated as of May 10, 2000, among Crescent Real Estate Funding VIII, L.P. and UBS AG, Stamford Branch, as amended (filed as Exhibit No.
                    10.12 to the 2000 2Q 10-Q and incorporated herein by reference)

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

                                        CRESCENT REAL ESTATE EQUITIES COMPANY
                                                       (Registrant)

                                        By /s/ John C. Goff
                                           ------------------------------------
                                               John C. Goff
              Date:  November 9, 2000          Vice Chairman of the Board and
                                               Chief Executive Officer



                                        By /s/ Jerry R. Crenshaw
                                           ------------------------------------
                                               Jerry R. Crenshaw
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
              Date:  November 9, 2000          Financial and Accounting Officer)

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER     DESCRIPTION OF EXHIBIT
         --------   ----------------------
          3.01      Restated Declaration of Trust of Crescent Real Estate
                    Equities Company (filed as Exhibit No. 4.01 to the
                    Registrant's Registration Statement on Form S-3 (File No.
                    333-21905) (the "1997 S-3") and incorporated herein by
                    reference)

          3.02      Amended and Restated Bylaws of Crescent Real Estate Equities
                    Company, as amended (filed as Exhibit No. 3.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

          4.01 Form of Common Share Certificate (filed as Exhibit No. 4.03 to the 1997 S-3 and incorporated herein by reference)

          4.02      Statement of Designation of 6-3/4% Series A Convertible
                    Cumulative Preferred Shares of Crescent Real Estate Equities
                    Company (filed as Exhibit No. 4.07 to the Registrant's
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1997 (the "1997 10-K) and incorporated herein by reference)

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

          4.06      7-1/8% Note due 2007 (filed as Exhibit No. 4.07 to the 1998
                    2Q 10-Q and incorporated herein by reference)

          4.07      Amended and Restated Secured Loan Agreement, dated as of May
                    10, 2000, among Crescent Real Estate Funding VIII, L.P. and
                    UBS AG, Stamford Branch, as amended (filed as Exhibit No.
                    10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "2000 2Q 10-Q") and incorporated herein by reference)

          4*        Pursuant to Regulation S-K Item 601(b)(4)(iii), the
                    Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Registrant.

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

         EXHIBIT
         NUMBER     DESCRIPTION OF EXHIBIT
         --------   ----------------------

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

          10.05     Employment Agreement of Jerry R. Crenshaw, Jr., dated as of
                    December 14, 1998 (filed as Exhibit No. 10.08 to the 1999
                    10-K and incorporated herein by reference)

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

          10.11     1996 Crescent Real Estate Equities Limited Partnership Unit
                    Incentive Plan, as amended (filed as Exhibit No. 10.14 to the 1999 10-K and incorporated herein by reference)

          10.12     Amended and Restated Secured Loan Agreement, dated as of May
                    10, 2000, among Crescent Real Estate Funding VIII, L.P. and
                    UBS AG, Stamford Branch, as amended (filed as Exhibit No.
                    10.12 to the 2000 2Q 10-Q and incorporated herein by reference)

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
