Form 10-K
period 2000-12-31
CRESCENT REAL ESTATE EQUITIES CO
filed 2001-03-30
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

   (Mark One)
      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.
                                       OR

     [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-13038

                      CRESCENT REAL ESTATE EQUITIES COMPANY
  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  TEXAS                                         52-1862813
---------------------------------------------             ----------------------
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

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
Title of each class:                                 on  Which  Registered:
--------------------                                 ----------------------

Common Shares of Beneficial Interest par value New York Stock Exchange $.01 per share

6 3/4% Series A Convertible Cumulative Preferred Shares
of Beneficial Interest par value $.01 per share          New York Stock Exchange
--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                           YES [X]             NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 26, 2001, the aggregate market value of the 113,485,488 common shares and 8,000,000 preferred shares held by non-affiliates of the registrant was approximately $2.5 billion and $136.8 million, respectively, based upon the closing price of $22.35 for common shares and $17.10 for preferred shares on the New York Stock Exchange.

Number of Common Shares outstanding as of March 26, 2001:       121,834,156
Number of Preferred Shares outstanding as of March 26, 2001:      8,000,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Registrant's 2001 Annual Meeting of Shareholders to be held in June 2001 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                                     PAGE
                                     PART I.
Item 1.    Business.................................................................    2
Item 2.    Properties...............................................................   14
Item 3.    Legal Proceedings........................................................   25
Item 4.    Submission of Matters to a Vote of Security Holders......................   25


                                    PART II.

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters....   26
Item 6.    Selected Financial Data..................................................   28
Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations............................................................   29
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...............   55
Item 8.    Financial Statements and Supplementary Data..............................   56
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.....................................................   95


                                    PART III.

Item 10.   Trust Managers and Executive Officers of the Registrant..................   95
Item 11.   Executive Compensation...................................................   96
Item 12.   Security Ownership of Certain Beneficial Owners and Management...........   96
Item 13.   Certain Relationships and Related Transactions...........................   96


                                    PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........   96

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

         Crescent Real Estate Equities Company ("Crescent Equities") operates as a real estate investment trust (a "REIT") for federal income tax purposes, and, together with its subsidiaries, provides management, leasing and development services for some of its properties.

         The term "Company" includes, unless the context otherwise indicates, Crescent Equities, a Texas REIT, and all of its direct and indirect subsidiaries.

         The direct and indirect subsidiaries of Crescent Equities at December 31, 2000 included:

                  o   CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP

                      The "Operating Partnership."

                  o   CRESCENT REAL ESTATE EQUITIES, LTD.

                      The "General Partner" of the Operating Partnership.

                  o NINE LIMITED-PURPOSE LIMITED PARTNERSHIPS AND ONE LIMITED-PURPOSE CORPORATION

                      Eight of the limited partnerships were formed for the purpose of obtaining securitized debt and all or substantially all the economic interests in these partnerships are owned directly or indirectly by the Operating Partnership, with the remaining interests, if any, owned indirectly by Crescent Equities. The ninth limited partnership was formed for the purpose of obtaining equity financing through the sale of preferred equity interests, with all of the common equity interests owned directly or indirectly by the Operating Partnership, and all of the preferred equity interests owned by an unrelated third party. The corporation is a wholly-owned subsidiary of the General Partner formed for the purpose of repurchasing and holding common shares of beneficial interest of Crescent Equities.

         Crescent Equities conducts all of its business through the Operating Partnership and its other subsidiaries. The Company is structured to facilitate and maintain the qualification of Crescent Equities as a REIT. This structure permits persons contributing properties (or interests in properties) to the Company to defer some or all of the tax liability that they otherwise might have incurred in connection with the sale of assets to the Company.

         See "Note 1. Organization and Basis of Presentation" included in "Item
8. Financial Statements and Supplementary Data" for a table that lists the principal subsidiaries of Crescent Equities and the Properties (as defined below) owned by such subsidiaries.

         As of December 31, 2000, the Company's assets and operations were composed of four major investment segments:

            o        Office Segment;

            o        Resort/Hotel Segment;

            o        Residential Development Segment; and

            o        Temperature-Controlled Logistics Segment.

         Within these segments, the Company owned directly or indirectly the following real estate assets (the "Properties") as of December 31, 2000:

         o OFFICE SEGMENT consisted of 78 office properties (collectively referred to as the "Office Properties") located in 27 metropolitan submarkets in seven states with an aggregate of approximately 28.7 million net rentable square feet and three retail properties with an aggregate of approximately 0.4 million net rentable square feet.

         o RESORT/HOTEL SEGMENT consisted of three luxury resorts and spas with a total of 566 rooms, two destination fitness resorts and spas that can accommodate up to 462 guests daily and four upscale business class hotels with a total of 1,769 rooms (collectively referred to as the "Resort/Hotel Properties").

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Company's ownership of real estate mortgages and non-voting common stock representing interests ranging from 90% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, owned 18 residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Company's 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT, which, as of December 31, 2000, directly or indirectly owned 88 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 438.9 million cubic feet (17.6 million square feet) of warehouse space.

         o OTHER As of December 31, 2000, the Company owned 28 behavioral healthcare properties in 12 states (collectively referred to as the "Behavioral Healthcare Properties"). Subsequent to December 31, 2000, the Company sold two Behavioral Healthcare Properties. The Company has entered into contracts or letters of intent to sell five additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 21 Behavioral Healthcare Properties.

         For purposes of investor communications, the Company classifies its luxury resorts and spas, destination fitness resorts and spas and Residential Development Properties as a single group referred to as the "Destination Resort and Residential Properties." This group does not contain the four upscale business class hotels. Management groups the Destination Resort and Residential Properties together for promotional purposes based on their similar "destination" characteristics. Additionally, the Company classifies its Temperature-Controlled Logistics Properties and its upscale business class hotels as "Other Investments." However, for purposes of segment reporting as defined in Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" and this Annual Report on Form 10-K, the Resort/Hotel Properties, including the upscale business class hotels, the Residential Development Properties and the Temperature-Controlled Logistics Properties are each considered a separate reportable segment.

         See "Note 4. Segment Reporting" included in "Item 8. Financial Statements and Supplementary Data" for a table showing total revenues, funds from operations, and equity in net income of unconsolidated companies for each of these investment segments for the years ended December 31, 2000, 1999 and 1998 and identifiable assets for each of these investment segments at December 31, 2000 and 1999.

                  BUSINESS OBJECTIVES AND OPERATING STRATEGIES

         The Company's business objective is to provide its shareholders with attractive but predictable growth in cash flow and underlying asset value. In addition, the Company seeks to create value by distinguishing itself as the leader in each of its investment segments through customer service and asset quality. The Company is also focused on increasing:

         o    net asset value per share;

         o funds from operations and cash available for distribution per share; and

         o corresponding growth rates in net asset value per share, funds from operations and cash available for distribution per share.

OPERATING AND FINANCING STRATEGIES

         Based on management's assessment of current conditions in the real estate and financial markets, the Company will focus on its core competencies of owning, operating and developing real estate within the Office segment, Resort/Hotel segment and Residential Development segment. The Company seeks to enhance its operating performance and financial position by:

         o operating the Office Properties as long-term investments, providing exceptional tenant services, improving occupancies and increasing in-place rents to market rates;

         o maximizing same-store net operating income and average occupancy rates at the Company's Office and Resort/Hotel Properties;

         o emphasizing brand recognition of all the Company's Properties, but specifically premier Class A Office Properties, luxury resorts and spas, and destination fitness resorts and spas to improve occupancy and revenue generation;

         o entering into joint venture arrangements on selected existing Office Properties with private equity partners in which the Company would hold a minority interest in the Properties and would continue to lease and manage these Properties;

         o developing the Company's core market commercial land inventory with office development that meets the needs of existing tenants, generally through joint venture arrangements;

         o developing luxury resorts and spas, destination fitness resorts and spas and upscale residential development properties designed to fit the needs of affluent customers, generally through joint venture arrangements;

         o taking advantage of market opportunities to refinance existing debt to reduce interest cost, extend the Company's debt maturity schedule and expand the Company's lending group;

         o recycling capital within the Company through strategic sales of non-core assets; and

         o empowering management and employing compensation plans which attract and retain the best talent available and align their interests with the interests of the Company's shareholders.

INVESTMENT STRATEGIES

         The Company intends to focus primarily on assessing investment opportunities within each of its existing investment segments. These investment opportunities are evaluated in light of the Company's long-term investment strategy of acquiring properties at a significant discount to replacement cost in an environment in which the Company believes values will appreciate to or above replacement cost. Also, any such investment opportunities are expected to provide growth in cash flow after applying management skills, renovation and expansion capital, and a strategic vision.

         The Company's investment strategies include:

         o seeking acquisition, disposition and development opportunities in each of the Company's investment segments, certain of which may be funded through private equity joint ventures;

         o evaluating future repurchases of the Company's common shares, considering stock price, cost of capital, alternative investment options and growth implications;

         o monetizing current development through the Company's five Residential Development Corporations, maintaining the Residential Development segment at its current investment level and reinvesting returned capital into residential development projects that the Company expects to achieve comparable rates of return;

         o evaluating market conditions to determine the viability and timing of reducing the Company's investment in its upscale business class hotels and its Temperature-Controlled Logistics Properties; and

         o identifying new investment opportunities resulting from recent taxable REIT subsidiary legislation.

                                    EMPLOYEES

         As of March 5, 2001, the Company had 707 employees. None of these employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

                                   TAX STATUS

         The Company elected under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"), to be taxed as a REIT under the Code beginning with its taxable year ended December 31, 1994. As a REIT for federal income tax purposes, the Company generally is not subject to federal income tax on REIT taxable income that it distributes to its shareholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to distribute at least 95% of REIT taxable income each year (90% beginning in 2001). The Company will be subject to federal income tax on its REIT taxable income (including any applicable alternative minimum tax) at regular corporate rates if it fails to qualify as a REIT for tax purposes in any taxable year. The Company will also not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if the Company qualifies as a REIT for federal income tax purposes, it may be subject to certain federal, state and local taxes on its REIT taxable income and property and to federal income and excise tax on its undistributed REIT taxable income. In addition, certain of its subsidiaries are subject to federal, state and local income taxes.

         On December 17, 1999, President Clinton signed into law the REIT Modernization Act which became effective January 1, 2001, and contains a provision that would permit the Company to own and operate certain types of investments that are currently owned by Crescent Operating, Inc. ("COPI"). The Company is continuing discussions with COPI with respect to a restructuring transaction related to certain investments as a result of the REIT Modernization Act. Among other provisions, the new legislation would allow the Company, through its subsidiaries, to own and operate certain Residential Development Corporations and lease certain Resort/Hotel Properties currently owned and operated or leased by COPI.

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

                                INDUSTRY SEGMENTS

                                 OFFICE SEGMENT

OWNERSHIP STRUCTURE

         As of December 31, 2000, the Company owned 78 Office Properties located in 27 metropolitan submarkets in seven states with an aggregate of approximately
28.7 million net rentable square feet and three retail properties with an aggregate of approximately 0.4 million net rentable square feet. The Company, as lessor, has retained substantially all of the risks and benefits of ownership of the Office Properties and accounts for its leases as operating leases. Additionally, the Company provides management and leasing services for substantially all of its Office Properties.

         See "Item 2. Properties" for more information about the Company's Office Properties, and "Note 1. Organization and Basis of Presentation" included in "Item 8. Financial Statements and Supplementary Data" for a table that lists the principal subsidiaries of the Company and the Properties owned by such subsidiaries.

MARKET INFORMATION

         The Office Properties reflect the Company's strategy of investing in premier assets within markets that have significant potential for rental growth. Within its selected submarkets, the Company has focused on premier locations that management believes are able to attract and retain the highest quality tenants and command premium rents. Consistent with its long-term investment strategies, the Company has sought transactions where it was able to acquire properties that have strong economic returns based on in-place tenancy and also have a dominant position within the submarket due to quality and/or location. Accordingly, management's long-term investment strategy not only demands acceptable current cash flow return on invested capital, but also considers long-term cash flow growth prospects. In selecting the Office Properties, the Company analyzed demographic and economic data to focus on markets expected to benefit from significant employment growth as well as corporate relocations.

         The Company's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas, both of which are currently experiencing increased job creation, low unemployment, less sensitivity to the energy industry and affordable housing costs. These markets are expected to continue experiencing some of the strongest growth in the country, being "demand-driven" markets, because of high levels of in-migration by corporations and labor.

Texas

         According to the Texas Workforce Commission, during 2000, approximately 253,300 jobs were created in Texas, an increase of 2.7% over 1999. In December 2000, the Texas unemployment rate was 3.4%, compared with the 1999 Texas unemployment rate of 4.2% and the 2000 national unemployment rate of 3.7%, for the same time period. According to the Texas Economic Update, Texas' unemployment rate is at a 20-year low with an estimated 9.3 million jobs at December 31, 2000. Currently, the energy industry accounts for approximately 8% of the gross state product, compared with approximately 20% in 1982. As a result, Texas employment is approximately 75% less sensitive to oil-price movement than it was in 1982, according to information compiled from Southwest Economy, July/August 2000 issue.

Dallas/Fort Worth

         For the first time since 1997, Dallas/Fort Worth led the nation in the number of jobs created, according to recent Bureau of Labor Statistics. Approximately 103,000 jobs were created in 2000, an increase of approximately 50%, compared to the number of jobs created in 1999. Since 1995, Dallas/Fort Worth has outpaced all United States metropolitan areas in its ability to create jobs. In December 2000, the Dallas/Fort Worth unemployment rate was 2.5%, compared with the Texas unemployment rate of 3.4% and the national unemployment rate of 3.7%, for the same time period. Consequently, Dallas/Fort Worth ranked fifth in the country in demand for office space in 2000, according to information compiled from a recent survey by Oncor International, Inc., and 6.2 million square feet of office space was absorbed in 2000, compared with 4.8 million in 1999, as reported by the CoStar Group. In addition, Dallas/Fort Worth is the sixth most affordable housing market in a recent survey of metropolitan areas with populations over two million, according to the American Chamber of Commerce Research Association.

Houston

         Houston ranked second in employment percentage growth in 2000 among the top ten most populous United States metropolitan areas, according to the Houston branch of the Federal Reserve Bank. Approximately 61,200 jobs were created in 2000, an increase of approximately 3.0% over 1999. In December 2000, the Houston unemployment rate was a record low 3.0%, compared with the Texas unemployment rate of 3.4% and the national unemployment rate 3.7%, for the same time period. Currently, Houston's office vacancy is at a ten-year low of 12.0%, according to the CoStar Group.

         The demographic conditions, economic conditions and trends (population growth and employment growth) favoring the markets in which the Company has invested are projected to continue to exceed the national averages, as illustrated in the following table.

PROJECTED POPULATION GROWTH AND EMPLOYMENT GROWTH FOR ALL COMPANY MARKETS

                                                    Population            Employment
                                                      Growth                Growth
Metropolitan Statistical Area (MSA)                  2001-2010             2001-2010
-----------------------------------                 -----------           ----------
Albuquerque, NM                                         14.0%                 23.0%
Austin, TX                                              25.9                  39.6
Colorado Springs, CO                                    11.1                  18.0
Dallas, TX                                              14.6                  19.9
Denver, CO                                              11.7                  22.3
Fort Worth, TX                                          18.1                  20.6
Houston, TX                                             15.0                  21.0
Miami, FL                                                9.0                  15.2
Phoenix, AZ                                             24.5                  33.1
San Diego, CA                                           16.7                  17.8
Washington, D.C.                                        10.5                  22.2
UNITED STATES                                            8.6                  12.4

----------

Source:  Compiled from information published by Economy.com, Inc.

         The Company does not depend on a single customer or a few major customers within the Office segment, the loss of which would have a material adverse effect on the Company's financial condition or results of operations. Based on rental revenues from office leases in effect as of December 31, 2000, no single tenant accounted for more than 3% of the Company's total Office segment rental revenues for 2000.

         The Company applies a well-defined leasing strategy in order to capture the potential rental growth in the Company's portfolio of Office Properties as occupancy and rental rates increase within the markets and the submarkets in which the Company has invested. The Company's strategy is based, in part, on identifying and focusing on its investments in submarkets in which weighted average full-service rental rates (representing base rent after giving effect to free rent and scheduled rent increases that would be taken into account under generally accepted accounting principles ("GAAP") and including adjustments for expenses payable by or reimbursed from tenants) are significantly less than weighted average full-service replacement cost rental rates (the rate management estimates to be necessary to provide a return to a developer of a comparable, multi-tenant building sufficient to justify construction of new buildings) in that submarket. In calculating replacement cost rental rates, management relies on available third-party data and its own estimates of construction costs (including materials and labor in a particular market) and assumes replacement cost rental rates are achieved at a 95% occupancy level. The Company believes that the difference between the two rates is a useful measure of the additional revenue that the Company may be able to obtain from a property, because the difference should represent the amount by which rental rates would be required to increase in order to justify construction of new properties. For the Company's Office Properties, the weighted average full-service rental rate as of December 31, 2000 was $21.55 per square foot, compared to an estimated weighted average full-service replacement cost rental rate of $28.72 per square foot.

COMPETITION

         The Company's Office Properties, primarily Class A properties located within the southwest, individually compete against a wide range of property owners and developers, including property management companies and other REITs, that offer space in similar classes of office properties (for example, Class A and Class B properties). A number of these owners and developers may own more than one property. The number and type of competing properties in a particular market or submarket could have a material effect on the Company's ability to lease space and maintain or increase occupancy or rents in its existing Office Properties. Management believes, however, that the quality services and individualized attention that the Company offers its tenants, together with its active preventive maintenance program and superior building locations within markets, enhance the Company's ability to attract and retain tenants for its Office Properties. In addition, as of December 31, 2000, on a weighted average basis, the Company owned 16% of the Class A office space in the 27 submarkets in which the Company owned Class A office properties, and 51% of the Class B office space in the two submarkets in which the Company owned Class

B office properties. Management believes that ownership of a significant percentage of office space in a particular market offers the Company the opportunity to reduce property operating expenses that the Company and its tenants pay, enhancing the Company's ability to attract and retain tenants and potentially resulting in increases in Company net revenues.

RECENT DEVELOPMENTS

Property Dispositions

         During the year ended December 31, 2000, the Company completed the sale of 11 wholly-owned Office Properties. The sale of the 11 Office Properties generated approximately $268.2 million of net proceeds. The proceeds were used primarily to pay down variable-rate debt.

         The Woodlands Commercial Properties Company, L.P., owned by the Company and Morgan Stanley Real Estate Fund II, L.P., completed the sale of its retail portfolio, consisting of the Company's four retail properties located in The Woodlands, on January 5, 2000. The sale generated approximately $42.7 million of net proceeds, of which the Company's portion was approximately $32.0 million. The proceeds to the Company were used primarily to pay down variable-rate debt.

                              RESORT/HOTEL SEGMENT

OWNERSHIP STRUCTURE

         Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Resort/Hotel Properties. The Company has leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to subsidiaries of COPI pursuant to eight separate leases. The Omni Austin Hotel has been leased, under a separate lease, to HCD Austin Corporation. Under the leases, each having a term of 10 years, the Resort/Hotel Property lessees have assumed the rights and obligations of the property owner under the respective management agreements with the hotel operators, as well as the obligation to pay all property taxes and other costs related to the Properties. The Company has agreed to fund all capital expenditures relating to furniture, fixtures and equipment reserves required under the applicable management agreements as part of each of the lease agreements for eight of the Resort/Hotel Properties. The only exception is Canyon Ranch-Tucson, in which the Resort/Hotel Property lessee owns all furniture, fixtures and equipment associated with the property and will fund all related capital expenditures.

         The leases provide for the payment by the Resort/Hotel Property lessees of all or a combination of the following:

         o base rent, with periodic rent increases if applicable (for 2000, base rent represented approximately 65% of total hotel rental revenues received from the hotel lessees);

         o percentage rent based on a percentage of gross hotel receipts or gross room revenues, as applicable, above a specified amount; and

         o a percentage of gross food and beverage revenues above a specified amount.

CRL LICENSE, LLC AND CRL INVESTMENTS, INC.

         The Company has a 28.5% interest in CRL License, LLC, the entity which owns the right to the future use of the "Canyon Ranch" name. The Company also has a 95% economic interest, representing all of the non-voting common stock, in CRL Investments, Inc., which has an approximately 65% economic interest in the Canyon Ranch Spa Club in the Venetian Hotel in Las Vegas, Nevada. The Canyon Ranch Spa Club opened in June 1999 and is the first project to expand the franchise value of the "Canyon Ranch" name.

MARKET INFORMATION

         Average hotel room rental rates in the United States grew 4.9%, 4.0% and 4.4% in 2000, 1999 and 1998, respectively. Within the luxury and upscale segments of the industry, average room rental rates increased approximately 4.5% during 2000. Industry information was compiled from information published by Smith Travel Research.

         Business and convention travel accounts for approximately two-thirds of room demand and has risen, over the last three years, with the improving economy. Domestic leisure travel has also increased, especially among the "baby boomers," who are not only at the prime age for leisure travel but also have a greater tendency to travel than previous generations. A healthier, more active senior population is also contributing to the increase in travel. With the aging of the "baby boomer" generation and the growing interest in quality of life activities, the resort/spa industry is also continuing to experience growth in the United States.

COMPETITION

         Most of the Company's upscale business class Resort/Hotel Properties in Denver, Albuquerque, Austin and Houston are business and convention center hotels that compete against other business and convention center hotels. The Company believes, however, that its luxury resorts and spas and destination fitness resorts and spas are unique properties that have no significant direct competitors due either to their high replacement cost or unique concept and location. The luxury resorts and spas and destination fitness resorts and spas do compete, to a limited extent, against business class hotels or middle-market resorts in their geographic areas, as well as against luxury resorts nationwide and around the world.

RECENT DEVELOPMENTS

Investment Partnership

         In February 2000, the Company entered into an agreement with Sanjay Varma, a former senior executive officer of the Company, to form an investment partnership, which will seek luxury resorts and spas and hotels to acquire and manage under the "Sonoma Spa Resorts" brand and concept. The Company and Mr. Varma acquired a 93% and a 7% interest, respectively, in this new partnership. Mr. Varma has also established a new management company, which has contracted with COPI to manage either the property or assets of the Company's existing portfolio of Resort/Hotel Properties (excluding the Canyon Ranch resorts and the Hyatt Regency Beaver Creek), in addition to new properties the investment partnership acquires. As of December 31, 2000, the Company held a 30% non-voting interest in this management company. The Company anticipates reducing this ownership to 10% to comply with recent taxable REIT subsidiary legislation.

         As part of its strategic plan, the Company will seek to reduce its investment in the upscale business class Resort/Hotel Properties. However, these Resort/Hotel Properties are not currently being actively marketed for sale.

Dispositions

         On November 3, 2000, the Company completed the sale of the Four Seasons Hotel - Houston for a sales price of approximately $105.0 million, $19.7 million of which was used to buy out the Property lease with COPI and the asset management contract, and for other transaction costs. The Company also used approximately $56.6 million to redeem Class A Units in Crescent Real Estate Funding IX, L.P. ("Funding IX"), through which the Company owned the Property, from GMAC Commercial Mortgage Corporation ("GMACCM"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Sale of Preferred Equity Interest in Subsidiary" for a description of the ownership structure of Funding IX.

                         RESIDENTIAL DEVELOPMENT SEGMENT

OWNERSHIP STRUCTURE

         The Company owns economic interests in five Residential Development Corporations through the Residential Development Property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, currently own interests in 18 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

COMPETITION

         The Company's Residential Development Properties compete against a variety of other housing alternatives in each of their respective areas. These alternatives include other planned developments, pre-existing single-family homes, condominiums, townhouses and non-owner occupied housing, such as luxury apartments. Management believes that the Properties owned by The Woodlands Land Company, Inc., Crescent Development Management Corp. ("CDMC") and Desert Mountain Development Corporation, representing the Company's most significant investments in Residential Development Properties, contain certain features that provide competitive advantages to these developments. The Woodlands, which is an approximately 27,000-acre, master-planned residential and commercial community north of Houston, Texas, is unique among developments in the Houston area, because it functions as a self-contained community. Amenities contained in the development, which are not contained within other local developments, include a shopping mall, retail centers, office buildings, a hospital, a community college, places of worship, a conference center, 60 parks, 81 holes of golf, two man-made lakes and a performing arts pavilion. The Woodlands could be adversely affected by downturns in the Houston economy. CDMC invests primarily in resort residential real estate in Colorado and California, and residential real estate in downtown Denver, Colorado. Management believes CDMC does not have any direct competitors because the projects and project locations are unique and the land is limited in most of these locations. Desert Mountain, a luxury residential and recreational community in Scottsdale, Arizona, which also offers five 18-hole golf courses and tennis courts, does not have any significant direct competitors due in part to the types of amenities that it offers. Substantially all of the remaining residential lots for the four developments that traditionally have competed with Desert Mountain were sold during 1997. As a result, these developments have become resale communities that no longer compete with Desert Mountain in any significant respect.

RECENT DEVELOPMENTS

         On September 22, 2000, CDMC closed a joint venture arrangement with Booth Creek Ski Holdings, Inc., owner of the Northstar-at-Tahoe resort, a premier, up-scale ski resort located in North Lake Tahoe, California. The development is expected to span ten years and to include an enhanced core village with new restaurants and retail shops, hotels and spas, and an extensive residential product mix of over 2,000 condominium and townhome units. As of December 31, 2000, the Company had made capital contributions to CDMC of $31.7 million with a total expected investment by the Company of approximately $75.0 million over the life of the project. CDMC expects pre-sales to commence in the second quarter of 2002.

                    TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

OWNERSHIP STRUCTURE

         As of December 31, 2000, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties, with an aggregate of approximately 438.9 million cubic feet (17.6 million square feet) of warehouse space.

         Effective March 12, 1999, the Company, Vornado Realty Trust, COPI, the Temperature-Controlled Logistics Partnerships and the Temperature-Controlled Logistics Corporations (including all affiliated entities that owned any portion of the business operations of the Temperature-Controlled Logistics Properties at that time) sold all of the non-real estate assets, encompassing the business operations, for approximately $48.7 million to a newly formed partnership ("AmeriCold Logistics") owned 60% by Vornado Operating L.P. and 40% by a newly formed subsidiary of COPI. The Company has no interest in AmeriCold Logistics.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under six triple-net master leases.

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

         Each distribution facility generally services the surrounding regional market. AmeriCold Logistics' transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold Logistics' temperature-controlled logistics expertise and access to both the frozen food warehouses and distribution channels enable the customers of AmeriCold Logistics to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

         AmeriCold Logistics' customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold Logistics' largest customers include:

                                                                        PERCENTAGE OF
                                                                        2000 REVENUE
                                                                        -------------
H.J. Heinz & Co ........................................................     18%
Con-Agra, Inc ..........................................................      8
Sara Lee Corp ..........................................................      6
Tyson Foods, Inc .......................................................      5
McCain Foods, Inc ......................................................      4
General Mills ..........................................................      4
Pro-Fac Cooperative, Inc ...............................................      4
J.R. Somplot ...........................................................      3
Flowers Industries, Inc ................................................      1
Norpac Foods, Inc ......................................................      1
Other ..................................................................     46
                                                                           ----
TOTAL ..................................................................    100%
                                                                           ====

COMPETITION

         AmeriCold Logistics is the largest operator of public refrigerated warehouse space in the country. AmeriCold Logistics operated an aggregate of approximately 30% of total public refrigerated warehouse space as of December 31, 2000. No other person or entity operated more than 8% of total public refrigerated warehouse space as of December 31, 2000. As a result, AmeriCold Logistics does not have any competitors of comparable size. AmeriCold Logistics operates in an environment in which competition is national, regional and local in nature and in which the range of service, temperature-controlled logistics facilities, customer mix, service performance and price are the principal competitive factors.

RECENT DEVELOPMENTS

         During 2000, the Temperature-Controlled Logistics Corporation (i) completed an 8.9 million cubic foot (496,000 square foot) warehouse expansion in Carthage, Missouri, and a 1.5 million cubic foot (43,400 square foot) warehouse expansion in Tarboro, North Carolina, (ii) constructed a 5.5 million cubic foot (163,000 square foot) warehouse in Massillon, Ohio and (iii) purchased a 1.9 million cubic foot (55,900 square foot) warehouse in Ontario, California, previously subject to a capital lease. The total cost of these projects was $42.7 million, of which the remaining balance of $21.8 million, was expended in 2000. The Company's portion of the total cost is approximately $17.0 million, and the Company's portion of the amount expended through December 31, 2000 is approximately $8.7 million. In addition, the Temperature-Controlled Logistics Corporation is constructing a 5.1 million cubic foot (125,000 square foot) warehouse at its Atlanta, Georgia complex and has entered into an agreement to acquire the original 3.4 million cubic foot (104,000 square foot) warehouse in Tarboro, North Carolina, which is subject to a capital lease. These transactions are expected to be completed in the first half of 2001 at a total cost of $25.2 million, of which $3.9 million has been expended through December 31, 2000. The Company's portion of the total cost is approximately $10.0 million, and the Company's portion of the amount expended through December 31, 2000 is approximately $1.6 million.

         Each of the leases of the Temperature-Controlled Logistics Properties has an initial term of 15 years, subject to two, five-year renewal options and provides for the payment of base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. AmeriCold Logistics is also required to pay for all costs arising from the operation, maintenance and repair of the properties as well as property capital expenditures in excess of $5.0 million annually. In addition, the leases permit AmeriCold Logistics to defer a portion of the rent for the Temperature-Controlled Logistics Properties for up to three years beginning on March 12, 1999, to the extent that available cash, as defined in the leases, is insufficient to pay such rent.

         The leases between the Temperature-Controlled Logistics Corporation and AmeriCold Logistics provide for total lease payments (including the effect of straight-lining of rents), of $164.5 million and $133.1 million for the year ended December 31, 2000 and the period from March 12, 1999 to December 31, 1999, of which AmeriCold Logistics deferred $19.0 million and $5.4 million, for the respective periods. As of December 31, 2000, the following table shows the deferred rent and valuation allowance and the Company's share of each.

                                                      DEFERRED RENT                            VALUATION ALLOWANCE
                                                 ---------------------------              -----------------------------
(IN MILLIONS)                                                      COMPANY'S                                  COMPANY'S
                                                 TOTAL              PORTION                TOTAL               PORTION
                                                 ------            ---------              -------             ---------
For the year ended December 31,
2000                                             $ 19.0              $ 7.5                 $ 16.3               $ 6.5
1999                                                5.4                2.1                     --                  --
                                                 ------              -----                 ------               -----

Balance at December 31, 2000                     $ 24.4              $ 9.6                 $ 16.3               $ 6.5
                                                 ======              =====                 ======               =====

         On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146.0 million, the adjustment of the rental obligation for 2002 to $150.0 million (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5.0 million to $9.5 million (effective January 1, 2000) and the extension of the date on which deferred rent is required to be paid from March 11, 2002 to December 31, 2003.

                                OTHER PROPERTIES

         The Company reports its segments under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." As of December 31, 2000, the Company owned 28 Behavioral Healthcare Properties in 12 states, which were previously considered a separate reportable segment. At December 31, 2000, the Company's investment in the Behavioral Healthcare Properties represented approximately 2% of its total assets and approximately 2% of its consolidated rental revenues. Therefore, the Behavioral Healthcare Properties will no longer be considered a separate segment.

         Charter Behavioral Health Systems, LLC ("CBHS") was formed to operate the behavioral healthcare business located at the Behavioral Healthcare Properties and was owned 10% by a subsidiary of Magellan Health Services, Inc. and, until December 2000, 90% by COPI and an affiliate of COPI. In December 2000, that 90% interest was transferred to The Rockwood Financial Group, Inc., which is wholly-owned by an executive officer of COPI. As of December 31, 1999, the Company owned 88 Behavioral Healthcare Properties. All of the Behavioral Healthcare Properties were leased by the Company to CBHS under a master lease. On February 16, 2000, CBHS and all of its subsidiaries that were subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. In connection with the CBHS bankruptcy, the master lease was terminated and CBHS ceased operations at all of the Behavioral Healthcare Properties.

         The Company sold 60 Behavioral Healthcare Properties during the year ended December 31, 2000. The sales generated approximately $233.7 million in net proceeds for the year ended December 31, 2000.

         Subsequent to December 31, 2000, the Company sold two Behavioral Healthcare Properties for net proceeds of approximately $6.1 million. The Company has entered into contracts or letters of intent to sell five additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 21 Behavioral Healthcare Properties.

ITEM 2.  PROPERTIES

         The Company considers all of its Properties to be in good condition, well-maintained and suitable and adequate to carry on the Company's business.

                                OFFICE PROPERTIES

         As of December 31, 2000, the Company owned 78 Office Properties located in 27 metropolitan submarkets in seven states with an aggregate of approximately
28.7 million net rentable square feet. The Company's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of December 31, 2000, the Company's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 77% of its office portfolio based on total net rentable square feet (40% for Dallas/Fort Worth and 37% for Houston).

         In pursuit of management's objective to dispose of non-strategic and non-core assets, the Company sold 11 wholly-owned Office Properties during the year ended December 31, 2000 and was actively marketing for sale or joint venture its interest in three additional Office Properties at December 31, 2000. The Office Properties sold were The Amberton, Concourse Office Park, The Meridian, One Preston Park, Valley Centre, and Walnut Green Office Properties located in Dallas, Texas; the Energy Centre and 1615 Poydras Office Properties located in New Orleans, Louisiana; the AT&T Building located in Denver, Colorado; the Central Park Plaza Office Property located in Omaha, Nebraska and the 160 Spear Office Property located in San Francisco, California. The Office Property being actively marketed for sale was Washington Harbour located in Washington, D.C. The Office Properties being actively marketed for joint venture were Four Westlake Park located in Houston, Texas and Bank One Tower located in Austin, Texas.

OFFICE PROPERTIES TABLES

         The following table shows, as of December 31, 2000, certain information about the Company's Office Properties. In the table below "CBD" means central business district. Based on rental revenues from office leases in effect as of December 31, 2000, no single tenant accounted for more than 3% of the Company's total Office segment rental revenues for 2000.

                                                                                                                       WEIGHTED
                                                                                                                        AVERAGE
                                                                                             NET                     FULL-SERVICE
                                                                                          RENTABLE                  RENTAL RATE
                                       NO. OF                                   YEAR        AREA       PERCENT      PER LEASED
         STATE, CITY, PROPERTY       PROPERTIES             SUBMARKET        COMPLETED    (SQ. FT.)    LEASED       SQ. FT. (1)
     ------------------------------  ------------  ------------------------  ----------- ------------  -------     --------------
TEXAS
   DALLAS
    Bank One Center (2)                        1   CBD                             1987    1,530,957       84%           $ 22.65
    The Crescent Office Towers                 1   Uptown/Turtle Creek             1985    1,204,670       98 (3)          30.88
    Fountain Place                             1   CBD                             1986    1,200,266       96              18.96
    Trammell Crow Center (4)                   1   CBD                             1984    1,128,331       84              23.92
    Stemmons Place                             1   Stemmons Freeway                1983      634,381       87              16.62
    Spectrum Center (5)                        1   Far North Dallas                1983      598,250       96              23.50
    Waterside Commons                          1   Las Colinas                     1986      458,739      100              20.18
    125 E. John Carpenter Freeway              1   Las Colinas                     1982      445,993       89              28.49
    Reverchon Plaza                            1   Uptown/Turtle Creek             1985      374,165       78              21.08
    The Aberdeen                               1   Far North Dallas                1986      320,629      100              18.83
    MacArthur Center I & II                    1   Las Colinas                1982/1986      294,069       93              23.07
    Stanford Corporate Centre                  1   Far North Dallas                1985      265,507       75 (3)          22.42
    12404 Park Central                         1   LBJ Freeway                     1987      239,103      100              21.82
    Palisades Central II                       1   Richardson/Plano                1985      237,731       74 (3)          22.08
    3333 Lee Parkway                           1   Uptown/Turtle Creek             1983      233,769       92              22.17
    Liberty Plaza I & II                       1   Far North Dallas           1981/1986      218,813      100              16.00
    The Addison                                1   Far North Dallas                1981      215,016      100              18.79
    Palisades Central I                        1   Richardson/Plano                1980      180,503       97              19.83
    Greenway II                                1   Richardson/Plano                1985      154,329       99 (3)          23.08
    Greenway I & IA                            2   Richardson/Plano                1983      146,704      100              23.69
    Addison Tower                              1   Far North Dallas                1987      145,886       98              19.57
    5050 Quorum                                1   Far North Dallas                1981      133,594       86 (3)          18.20
    Cedar Springs Plaza                        1   Uptown/Turtle Creek             1982      110,923       93 (3)          19.53
                                     -----------                                         -----------   ------      -------------
     Subtotal/Weighted Average                24                                          10,472,328       91%           $ 22.56
                                     -----------                                         -----------   ------      -------------

   FORT WORTH
    Carter Burgess Plaza                       1   CBD                             1982      954,895       92%(3)        $ 15.43
                                     -----------                                         -----------   ------      -------------

   HOUSTON
    Greenway Plaza Office Portfolio           10   Richmond-Buffalo           1969-1982    4,285,906       92%           $ 18.52
                                                   Speedway
    Houston Center                             3   CBD                        1974-1983    2,764,418       96              18.87
    Post Oak Central                           3   West Loop/Galleria         1974-1981    1,277,516       92              18.68
    The Woodlands Office Properties (6)       12   The Woodlands              1980-1996      811,067       97              16.17
    Four Westlake Park                         1   Katy Freeway                    1992      561,065      100              19.55
    Three Westlake Park                        1   Katy Freeway                    1983      414,206       77              20.61
    1800 West Loop South                       1   West Loop/Galleria              1982      399,777       74              18.61
                                     -----------                                         -----------   ------      -------------
     Subtotal/Weighted Average                31                                          10,513,955       93%           $ 18.57
                                     -----------                                         -----------   ------      -------------

                                                                                                                       WEIGHTED
                                                                                                                        AVERAGE
                                                                                             NET                     FULL-SERVICE
                                                                                          RENTABLE                  RENTAL RATE
                                       NO. OF                                   YEAR        AREA       PERCENT      PER LEASED
         STATE, CITY, PROPERTY       PROPERTIES             SUBMARKET        COMPLETED    (SQ. FT.)    LEASED       SQ. FT. (1)
     ------------------------------  ------------  ------------------------  ----------- ------------  -------     --------------
   AUSTIN
    Frost Bank Plaza                           1   CBD                             1984      433,024       99%           $ 23.96
    301 Congress Avenue (7)                    1   CBD                             1986      418,338       91              25.65
    Bank One Tower                             1   CBD                             1974      389,503       95 (3)          20.89
    Austin Centre                              1   CBD                             1986      343,664       90              26.58
    The Avallon                                1   Northwest                  1993/1997      232,301      100              23.21
    Barton Oaks Plaza One                      1   Southwest                       1986       99,895      100              23.11
                                     -----------                                         -----------   ------      -------------
     Subtotal/Weighted Average                 6                                           1,916,725       95%           $ 23.96
                                     -----------                                         -----------   ------      -------------

COLORADO
   DENVER
    MCI Tower                                  1   CBD                             1982      550,807       99%           $ 18.99
    Ptarmigan Place                            1   Cherry Creek                    1984      418,630      100              19.31
    Regency Plaza One                          1   Denver Technology Center        1985      309,862      100              24.12
    55 Madison                                 1   Cherry Creek                    1982      137,176       97              19.69
    The Citadel                                1   Cherry Creek                    1987      130,652       96              22.98
    44 Cook                                    1   Cherry Creek                    1984      124,174       97              20.08
                                     -----------                                         -----------   ------      -------------
     Subtotal/Weighted Average                 6                                           1,671,301       99%           $ 20.49
                                     -----------                                         -----------   ------      -------------

   COLORADO SPRINGS
    Briargate Office and
     Research Center                           1   Colorado Springs                1988      252,857      100%           $ 18.76
                                     -----------                                         -----------   ------      -------------

FLORIDA
   MIAMI
    Miami Center                               1   CBD                             1983      782,686       89%(3)        $ 25.35
    Datran Center                              2   South Dade/Kendall         1986/1988      472,236       95 (3)          22.88
                                     -----------                                         -----------   ------      -------------
     Subtotal/Weighted Average                 3                                           1,254,922       91%           $ 24.39
                                     -----------                                         -----------   ------      -------------

ARIZONA
   PHOENIX
    Two Renaissance Square                     1   Downtown/CBD                    1990      476,373       79%(3)        $ 24.36
    6225 North 24th Street                     1   Camelback Corridor              1981       86,451      100              23.86
                                     -----------                                         -----------   ------      -------------
     Subtotal/Weighted Average                 2                                             562,824       82%           $ 24.26
                                     -----------                                         -----------   ------      -------------

WASHINGTON, D.C.
   WASHINGTON, D.C.
    Washington Harbour                         2   Georgetown                      1986      536,206      100%           $ 39.80
                                     -----------                                         -----------   ------      -------------

NEW MEXICO
   ALBUQUERQUE
    Albuquerque Plaza                          1   CBD                             1990      366,236       89%           $ 19.11
                                     -----------                                         -----------   ------      -------------

CALIFORNIA
   SAN DIEGO
    Chancellor Park (8)                        1   University Town Center          1988      195,733       95%           $ 24.74
                                     -----------                                         -----------   ------      -------------


     TOTAL/WEIGHTED AVERAGE                   78                                          28,697,982       92%(3)        $ 21.22 (9)
                                     ===========                                         ===========   ======      =============

----------

     (1) Calculated based on base rent payable as of December 31, 2000, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.

     (2) The Company has a 49.5% limited partner interest and a 0.5% general partner interest in the partnership that owns Bank One Center.

     (3) Leases have been executed at certain Office Properties but had not commenced as of December 31, 2000. If such leases had commenced as of December 31, 2000, the percent leased for all Office Properties would have been 94%. The total percent leased for these Properties would have been as follows: The Crescent Office Towers - 100%; Stanford Corporate Centre - 87%; Palisades Central II - 100%; Greenway II - 100%; 5050 Quorum - 94%; Cedar Springs Plaza - 97%; Carter Burgess Plaza - 95%; Bank One Tower - 99%; Miami Center - 98%; Datran Center - 98%; and Two Renaissance Square - 99%.

     (4) The Company owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building.

     (5) The Company owns the principal economic interest in Spectrum Center through an interest in Spectrum Mortgage Associates, L.P. which owns both the mortgage notes secured by Spectrum Center and the ground lessor's interest in the land underlying the office building.

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

     (9) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties as of December 31, 2000, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $21.55.

    The following table provides information, as of December 31, 2000, for the Company's Office Properties by state, city and submarket.



                                                                                                              WEIGHTED
                                                                                                               AVERAGE     COMPANY
                                                                     PERCENT        OFFICE       COMPANY       QUOTED      QUOTED
                                                       PERCENT OF   LEASED AT      SUBMARKET     SHARE OF      MARKET      RENTAL
                                             TOTAL       TOTAL       COMPANY        PERCENT       OFFICE     RENTAL RATE   RATE PER
                               NUMBER OF    COMPANY     COMPANY       OFFICE        LEASED/     SUBMARKET    PER SQUARE    SQUARE
    STATE, CITY, SUBMARKET     PROPERTIES    NRA(1)      NRA(1)     PROPERTIES     OCCUPIED(2)  NRA(1)(2)    FOOT(2)(3)    FOOT(4)
---------------------------    ---------- ------------ ----------   ----------     -----------  ---------    ------------ ---------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                 3     3,859,554         13%          88%           84%           21%       $22.25     $25.32
   Uptown/Turtle Creek                 4     1,923,527          7           93 (6)        89            33         28.20      31.18
   Far North Dallas                    7     1,897,695          7           94 (6)        83            17         24.84      24.62
   Las Colinas                         3     1,198,801          4           94            87            10         24.69      25.91
   Richardson/Plano                    5       719,267          3           91 (6)        96            14         23.81      25.65
   Stemmons Freeway                    1       634,381          2           87            90            26         24.90      19.10
   LBJ Freeway                         1       239,103          1          100            82             3         23.96      25.50
                               ---------  ------------    -------   ----------     ---------    ----------   -----------  ---------
     Subtotal/Weighted Average        24    10,472,328         37%          91%           86%           16%       $24.40     $25.99
                               ---------  ------------    -------   ----------     ---------    ----------   -----------  ---------

 FORT WORTH
   CBD                                 1       954,895          3%          92%(6)        96%           27%       $22.34     $22.50
                               ---------  ------------    -------   ----------     ---------    ----------   -----------  ---------

 HOUSTON
   CBD                                 3     2,764,418         10%          96%           97%           11%       $24.56     $25.51
   Richmond-Buffalo Speedway           6     2,734,659         10           94            92            56         20.79      21.68
   West Loop/Galleria                  4     1,677,293          6           88            85            13         22.47      21.53
   Katy Freeway                        2       975,271          3           90            84            11         21.73      24.23
   The Woodlands                       7       487,320          1           96            96           100         17.18      17.18
                               ---------  ------------    -------   ----------     ---------    ----------   -----------  ---------
     Subtotal/Weighted Average        22     8,638,961         30%          93%           91%           16%       $22.23     $22.91
                               ---------  ------------    -------   ----------     ---------    ----------   -----------  ---------

 AUSTIN
   CBD                                 4     1,584,529          6%          94%(6)        99%           49%       $33.45     $35.48
   Northwest                           1       232,301          1          100            99            10         29.56      32.91
   Southwest                           1        99,895          0          100            97             4         30.21      32.92
                               ---------  ------------    -------   ----------     ---------    ----------   -----------  ---------
   Subtotal/Weighted Average           6     1,916,725          7%          95%           99%           23%       $32.81     $35.04
                               ---------  ------------    -------   ----------     ---------    ----------   -----------  ---------

COLORADO
 DENVER
   Cherry Creek                        4       810,632          3%          98%           97%           45%       $25.52     $23.14
   CBD                                 1       550,807          2           99            94             5         29.12      28.00
   Denver Technology Center            1       309,862          1          100            90             6         24.33      28.00
                               ---------  ------------    -------   ----------     ---------    ----------   -----------  ---------
     Subtotal/Weighted Average         6     1,671,301          6%          99%           93%            9%       $26.49     $25.64
                               ---------  ------------    -------   ----------     ---------    ----------   -----------  ---------

 COLORADO SPRINGS
   Colorado Springs                    1       252,857          1%         100%           96%            5%       $20.77     $19.97
                               ---------  ------------    -------   ----------     ---------    ----------   -----------  ---------

FLORIDA
 MIAMI
   CBD                                 1       782,686          3%          89%(6)        95%           23%       $30.27     $29.20
   South Dade/Kendall                  2       472,236          1           95 (6)        95           100         23.96      23.96
                               ---------  ------------    -------   ----------     ---------    ----------   -----------  ---------
     Subtotal/Weighted Average         3     1,254,922          4%          91%           95%           33%       $27.90     $27.23
                               ---------  ------------    -------   ----------     ---------    ----------   -----------  ---------

ARIZONA
 PHOENIX
   Downtown/CBD                        1       476,373          1%          79%(6)        90%           21%       $24.86     $23.00
   Camelback Corridor                  1        86,451          0          100            94             2         27.21      24.00
                               ---------  ------------    -------   ----------     ---------    ----------   -----------  ---------
     Subtotal/Weighted Average         2       562,824          1%          82%           93%            9%       $25.22     $23.15
                               ---------  ------------    -------   ----------     ---------    ----------   -----------  ---------

WASHINGTON D.C.
 WASHINGTON D.C.
   Georgetown                          2       536,206          2%         100%          100%          100%       $41.00     $41.00
                               ---------  ------------    -------   ----------     ---------    ----------   -----------  ---------

NEW MEXICO
 ALBUQUERQUE
   CBD                                 1       366,236          1%          89%           88%           64%       $18.50     $18.00
                               ---------  ------------    -------   ----------     ---------    ----------   -----------  ---------
                                 WEIGHTED
                                 AVERAGE
                                 COMPANY
                                  FULL-
                                 SERVICE
                                  RENTAL
                                 RATE PER
                                  SQUARE
    STATE, CITY, SUBMARKET       FOOT(5)
---------------------------     ---------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                              $21.75
   Uptown/Turtle Creek               27.60
   Far North Dallas                  20.39
   Las Colinas                       23.80
   Richardson/Plano                  22.08
   Stemmons Freeway                  16.62
   LBJ Freeway                       21.82
                                ----------
     Subtotal/Weighted Average      $22.56
                                ----------

 FORT WORTH
   CBD                              $15.43
                                ----------

 HOUSTON
   CBD                              $18.87
   Richmond-Buffalo Speedway         19.58
   West Loop/Galleria                18.67
   Katy Freeway                      19.93
   The Woodlands                     16.26
                                ----------
     Subtotal/Weighted Average      $19.02
                                ----------

 AUSTIN
   CBD                              $24.14
   Northwest                         23.21
   Southwest                         23.11
                                ----------
   Subtotal/Weighted Average        $23.96
                                ----------

COLORADO
 DENVER
   Cherry Creek                     $20.06
   CBD                               18.99
   Denver Technology Center          24.12
                                ----------
     Subtotal/Weighted Average      $20.49
                                ----------

 COLORADO SPRINGS
   Colorado Springs                 $18.76
                                ----------

FLORIDA
 MIAMI
   CBD                              $25.35
   South Dade/Kendall                22.88
                                ----------
     Subtotal/Weighted Average      $24.39
                                ----------

ARIZONA
 PHOENIX
   Downtown/CBD                     $24.36
   Camelback Corridor                23.86
                                ----------
     Subtotal/Weighted Average      $24.26
                                ----------

WASHINGTON D.C.
 WASHINGTON D.C.
   Georgetown                       $39.80
                                ----------

NEW MEXICO
 ALBUQUERQUE
   CBD                              $19.11
                                ----------



                                                                                                              WEIGHTED
                                                                                                               AVERAGE     COMPANY
                                                                     PERCENT        OFFICE       COMPANY       QUOTED      QUOTED
                                                       PERCENT OF   LEASED AT      SUBMARKET     SHARE OF      MARKET      RENTAL
                                             TOTAL       TOTAL       COMPANY        PERCENT       OFFICE     RENTAL RATE   RATE PER
                               NUMBER OF    COMPANY     COMPANY       OFFICE        LEASED/     SUBMARKET    PER SQUARE    SQUARE
    STATE, CITY, SUBMARKET     PROPERTIES    NRA(1)      NRA(1)     PROPERTIES     OCCUPIED(2)  NRA(1)(2)    FOOT(2)(3)    FOOT(4)
---------------------------    ---------- ------------ ----------   ----------     -----------  ---------    ------------ ---------
CALIFORNIA
 SAN DIEGO
   University Town Center              1       195,733          1%          95%           96%            6%       $34.80     $33.00
                               ---------  ------------    -------   ----------     ---------    ----------   -----------  ---------

     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                        69    26,822,988         93%          93%           90%           16%       $24.83     $25.68
                               =========  ============    =======   ==========     =========    ==========   ===========  =========

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway           4     1,551,247          6%          89%           95%           46%       $19.50     $19.75
   The Woodlands                       5       323,747          1           99            99           100         16.11      16.11
                               ---------  ------------    -------   ----------     ---------    ----------   -----------  ---------
     Subtotal/Weighted Average         9     1,874,994          7%          90%           95%           51%       $18.91     $19.12
                               ---------  ------------    -------   ----------     ---------    ----------   -----------  ---------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                         9     1,874,994          7%          90%           95%           51%       $18.91     $19.12
                               =========  ============    =======   ==========     =========    ==========   ===========  =========
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE         78    28,697,982        100%         92%(6)        90%           17%       $24.44     $25.25
                               =========  ============    =======   ==========     =========    ==========   ===========  =========
                                WEIGHTED
                                AVERAGE
                                COMPANY
                                 FULL-
                                SERVICE
                                 RENTAL
                                RATE PER
                                 SQUARE
    STATE, CITY, SUBMARKET      FOOT(5)
---------------------------    ---------
CALIFORNIA
 SAN DIEGO
   University Town Center          $24.74
                               ----------

     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                     $21.55
                               ==========

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway       $16.50
   The Woodlands                    16.05
                               ----------
     Subtotal/Weighted Average     $16.42
                               ----------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                     $16.42
                               ==========
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE      $21.22(7)
                               ==========

----------

     (1)  NRA means net rentable area in square feet.

     (2) Market information is for Class A office space under the caption "Class A Office Properties" and for Class B office space under the caption "Class B Office Properties." Sources are CoStar Group (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway, Fort Worth CBD, Houston Richmond-Buffalo Speedway, Houston CBD, West Loop/Galleria, and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), CB Richard Ellis (for the Austin CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and Denver Technology Center submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD, Transwestern Commercial Services and Grubb & Ellis (for the Washington D.C. Georgetown submarket), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and Burnham Real Estate Services (for the San Diego University Town Center submarket).

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

     (6) Leases have been executed at certain Office Properties in these submarkets but had not commenced as of December 31, 2000. If such leases had commenced as of December 31, 2000, the percent leased for all Office Properties in the Company's submarkets would have been 94%. The total percent leased for these Class A Company submarkets would have been as follows: Dallas Uptown/Turtle Creek - 95%; Far North Dallas - 96%; Richardson/Plano - 100%; Fort Worth CBD - 95%; Austin CBD - 95%; Miami CBD - 98%; Miami South Dade/Kendall - 98%; and Phoenix Downtown/CBD - 99%.

     (7) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $21.55.

         The following table shows, as of December 31, 2000, the principal business conducted by the tenants at the Company's Office Properties, based on information supplied to the Company from the tenants.

                                      Percent of
      Industry Sector                Leased Sq. Ft.
----------------------------         --------------
Professional Services(1)                        26%
Energy(2)                                       21
Financial Services(3)                           19
Telecommunications                               8
Technology                                       7
Manufacturing                                    3
Food Service                                     3
Government                                       3
Retail                                           2
Medical                                          2
Other(4)                                         6
                                     -------------
TOTAL LEASED                                   100%
                                     =============

----------

(1) Includes legal, accounting, engineering, architectural and advertising services.

(2)  Includes oil and gas and utility companies.

(3)  Includes banking, title and insurance and investment services.

(4)  Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of December 31, 2000 for the Company's total Office Properties and for Dallas and Houston, Texas, individually, for each of the 10 years beginning with 2001, assuming that none of the tenants exercises or has exercised renewal options.

TOTAL OFFICE PROPERTIES

                                                                                            PERCENTAGE
                                      NET RENTABLE      PERCENTAGE OF                        TOTAL OF        ANNUAL FULL-
                                          AREA           LEASED NET           ANNUAL        ANNUAL FULL-     SERVICE RENT
                         NUMBER OF     REPRESENTED      RENTABLE AREA      FULL-SERVICE     SERVICE RENT      PER SQUARE
                        TENANTS WITH   BY EXPIRING      REPRESENTED         RENT UNDER      REPRESENTED      FOOT OF NET
      YEAR OF LEASE      EXPIRING        LEASES         BY EXPIRING          EXPIRING       BY EXPIRING     RENTABLE AREA
       EXPIRATION         LEASES      (SQUARE FEET)        LEASES            LEASES(1)        LEASES         EXPIRING(1)
    ------------------  ------------  ---------------   ---------------  ------------------ --------------  ---------------
    2001                        497       3,759,545(2)          14.3%         $ 73,538,952        12.4%            $ 19.56
    2002                        348       3,502,008             13.3            77,634,850        13.1               22.17
    2003                        344       3,076,226             11.7            64,171,185        10.8               20.86
    2004                        262       4,045,248             15.4            90,198,995        15.2               22.30
    2005                        259       3,540,614             13.5            82,633,765        13.9               23.34
    2006                         55       1,403,362              5.3            33,445,051         5.6               23.83
    2007                         61       1,800,648              6.9            41,729,698         7.0               23.17
    2008                         22         939,434              3.6            24,489,614         4.1               26.07
    2009                         22         665,408              2.5            18,089,979         3.1               27.19
    2010                         33       1,514,922              5.8            40,044,726         6.8               26.43
    2011 and thereafter          21       2,024,198              7.7            46,548,250         8.0               23.00
                        -----------   -------------     ------------         -------------  ----------             -------
                              1,924      26,271,613(3)         100.0%        $ 592,525,065       100.0%            $ 22.55
                        ===========   =============     ============         =============  ==========             =======

----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of December 31, 2000, leases have been signed for approximately 2,093,446 net rentable square feet (including renewed leases and leases of previously unleased space) commencing in 2001.

(3) Reconciliation to the Company's total Office Property net rentable area is as follows:

                                                SQUARE         PERCENTAGE
                                                 FEET           OF TOTAL
                                             -------------     -----------
Square footage occupied by tenants             26,271,613            91.5%
Square footage reflecting
    management offices, building use,
    and remeasurement adjustments                 257,198             0.9
Square footage vacant                           2,169,171             7.6
                                             ------------         --------
Total net rentable square footage              28,697,982           100.0%
                                             ============         =======

DALLAS OFFICE PROPERTIES

                                                                                            PERCENTAGE
                                      NET RENTABLE      PERCENTAGE OF                        TOTAL OF        ANNUAL FULL-
                                          AREA           LEASED NET           ANNUAL        ANNUAL FULL-     SERVICE RENT
                         NUMBER OF     REPRESENTED      RENTABLE AREA      FULL-SERVICE     SERVICE RENT      PER SQUARE
                        TENANTS WITH   BY EXPIRING      REPRESENTED         RENT UNDER      REPRESENTED      FOOT OF NET
      YEAR OF LEASE      EXPIRING        LEASES         BY EXPIRING          EXPIRING       BY EXPIRING     RENTABLE AREA
       EXPIRATION         LEASES      (SQUARE FEET)        LEASES            LEASES(1)        LEASES          EXPIRING(1)
    ------------------  ------------  ---------------   ---------------  ------------------ --------------  ---------------
    2001                        124         969,809(2)          10.2%         $ 20,509,791         9.2%            $ 21.15
    2002                         86       1,046,392             11.0            25,842,675        11.5               24.70
    2003                         98       1,157,800             12.2            24,958,483        11.1               21.56
    2004                         78       1,074,101             11.3            27,277,234        12.2               25.40
    2005                         91       1,759,765             18.6            39,026,796        17.4               22.18
    2006                         21         413,559              4.4            10,969,901         4.9               26.53
    2007                         20         934,092              9.9            22,403,630        10.0               23.98
    2008                          9         571,209              6.0            14,481,975         6.5               25.35
    2009                          7         376,473              4.0             9,442,421         4.2               25.08
    2010                         14         790,565              8.3            22,332,694        10.0               28.25
    2011 and thereafter           3         378,779              4.1             6,628,681         3.0               17.50
                        -----------   -------------     ------------     -----------------  ----------      --------------
                                551       9,472,544            100.0%        $ 223,874,281       100.0%            $ 23.63
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

(2) As of December 31, 2000, leases have been signed for approximately 680,544 net rentable square feet (including renewed leases and leases of previously unleased space) commencing in 2001.

HOUSTON OFFICE PROPERTIES

                                                                                            PERCENTAGE
                                      NET RENTABLE      PERCENTAGE OF                        TOTAL OF        ANNUAL FULL-
                                          AREA           LEASED NET           ANNUAL        ANNUAL FULL-     SERVICE RENT
                         NUMBER OF     REPRESENTED      RENTABLE AREA      FULL-SERVICE     SERVICE RENT      PER SQUARE
                        TENANTS WITH   BY EXPIRING      REPRESENTED         RENT UNDER      REPRESENTED      FOOT OF NET
      YEAR OF LEASE      EXPIRING        LEASES         BY EXPIRING          EXPIRING       BY EXPIRING     RENTABLE AREA
       EXPIRATION         LEASES      (SQUARE FEET)        LEASES           LEASES (1)        LEASES         EXPIRING (1)
    ------------------  ------------  ---------------   ---------------  ------------------ --------------  ---------------
    2001                        192       1,821,298 (2)         18.8%         $ 31,349,207        15.9%            $ 17.21
    2002                        151       1,319,004             13.6            25,122,648        12.8               19.05
    2003                        127       1,001,439             10.3            18,673,199         9.5               18.65
    2004                        101       1,899,126             19.6            36,945,434        18.8               19.45
    2005                         75         619,694              6.4            13,195,212         6.7               21.29
    2006                         16         670,494              6.9            14,492,453         7.4               21.61
    2007                         16         642,364              6.6            13,602,908         6.9               21.18
    2008                          5         197,310              2.0             3,673,417         1.9               18.62
    2009                          4          55,809              0.6             1,370,185         0.7               24.55
    2010                          7         546,513              5.6            12,344,684         6.3               22.59
    2011 and thereafter           7         927,801              9.6            25,950,339        13.1               27.97
                        -----------   -------------     ------------     ------------------ ----------      --------------
                                701       9,700,852            100.0%        $ 196,719,686       100.0%            $ 20.28
                        ===========   =============     ============     ================== ==========      ==============

----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of December 31, 2000, leases have been signed for approximately 912,339 net rentable square feet (including renewed leases and leases of previously unleased space) commencing in 2001.

                             RESORT/HOTEL PROPERTIES


RESORT/HOTEL PROPERTIES TABLE

         The following table shows certain information for the years ended December 31, 2000 and 1999, with respect to the Company's Resort/Hotel Properties. The information for the Resort/Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which are destination fitness resorts and spas that measure their performance based on available guest nights.

                                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                                              ---------------------------------

                                                                                                 AVERAGE             AVERAGE
                                                                       YEAR                     OCCUPANCY             DAILY
                                                                    COMPLETED/                     RATE                RATE
                                                                                              --------------      -------------
RESORT/HOTEL PROPERTY(1)                            LOCATION         RENOVATED       ROOMS    2000      1999      2000     1999
------------------------                            --------         ---------       -----    ----      ----      ----     ----
   UPSCALE BUSINESS CLASS HOTELS:
     Denver Marriott City Center                 Denver, CO          1982/1994          613     84%       80%     $ 120     $ 124
     Hyatt Regency Albuquerque                   Albuquerque, NM       1990             395     69        66        106       106
     Omni Austin Hotel                           Austin, TX            1986             372     81        76        133       125
     Renaissance Houston Hotel(2)                Houston, TX         1975/2000          389     59        63         95        94
                                                                                    -------   ----      ----     ------   -------
          TOTAL/WEIGHTED AVERAGE(3)                                                   1,769     75%       72%     $ 116     $ 114
                                                                                    =======   ====      ====     ======   =======

   LUXURY RESORTS AND SPAS:
     Hyatt Regency Beaver Creek(4)               Avon, CO              1989             276     69%       72%     $ 254     $ 244
     Sonoma Mission Inn & Spa(5)                 Sonoma, CA       1927/1987/1997        228     75        79        302(5)    225(5)
     Ventana Inn & Spa                           Big Sur, CA      1975/1982/1988         62     78        78        458       388
                                                                                    -------   ----      ----     ------   -------
          TOTAL/WEIGHTED AVERAGE                                                        566     72%       75%     $ 298     $ 255
                                                                                    =======   ====      ====     ======   =======

                                                                                     GUEST
   DESTINATION FITNESS RESORTS AND SPAS:                                            NIGHTS
   -------------------------------------                                            ------
     Canyon Ranch-Tucson                         Tucson, AZ            1980             250(6)
     Canyon Ranch-Lenox                          Lenox, MA             1989             212(6)
                                                                                    -------    ----      ----     ------   ------
          TOTAL/WEIGHTED AVERAGE                                                        462      86%(7)    87%(7)  $ 593(8) $ 543(8)
                                                                                    =======    ====      ====     ======   ======

          GRAND TOTAL/WEIGHTED AVERAGE FOR RESORT/HOTEL PROPERTIES                               76%       75%     $ 238    $ 223
                                                                                               ====      ====     ======   ======
                                                                                    FOR THE YEAR ENDED
                                                                                        DECEMBER 31,
                                                                                    ------------------
                                                                                         REVENUE
                                                                                           PER
                                                                       YEAR             AVAILABLE
                                                                    COMPLETED/         ROOM/GUEST
                                                                                    ------------------
RESORT/HOTEL PROPERTY(1)                            LOCATION         RENOVATED       2000      1999
------------------------                            --------         ---------       ----      ----
   UPSCALE BUSINESS CLASS HOTELS:
     Denver Marriott City Center                 Denver, CO          1982/1994        $ 101      $ 99
     Hyatt Regency Albuquerque                   Albuquerque, NM       1990              73        70
     Omni Austin Hotel                           Austin, TX            1986             108        94
     Renaissance Houston Hotel(2)                Houston, TX         1975/2000           56        59
                                                                                    -------   -------
          TOTAL/WEIGHTED AVERAGE(3)                                                    $ 86      $ 83
                                                                                    =======   =======

   LUXURY RESORTS AND SPAS:
     Hyatt Regency Beaver Creek(4)               Avon, CO              1989           $ 176     $ 175
     Sonoma Mission Inn & Spa(5)                 Sonoma, CA       1927/1987/1997        226(5)    179(5)
     Ventana Inn & Spa                           Big Sur, CA      1975/1982/1988        358       302
                                                                                    -------   -------
          TOTAL/WEIGHTED AVERAGE                                                      $ 216     $ 191
                                                                                    =======   =======


   DESTINATION FITNESS RESORTS AND SPAS:
   -------------------------------------
     Canyon Ranch-Tucson                         Tucson, AZ            1980
     Canyon Ranch-Lenox                          Lenox, MA             1989
                                                                                    -------   -------
          TOTAL/WEIGHTED AVERAGE                                                      $ 487(9)  $ 451(9)
                                                                                    =======   =======

          GRAND TOTAL/WEIGHTED AVERAGE FOR RESORT/HOTEL PROPERTIES                    $ 180     $ 166
                                                                                    =======   =======

(1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Resort/Hotel Properties and has leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to COPI pursuant to long term leases. As of December 31, 2000, the Omni Austin Hotel is leased pursuant to a separate long term lease to HCD Austin Corporation.

(2) During the year ended December 31, 2000, the hotel completed an estimated $15.5 million renovation project. The renovation included improvements to all guest rooms, the lobby, and exterior and interior systems.

(3)  Excludes the Four Seasons Hotel - Houston, which was sold on November 3,
     2000.

(4) The hotel is undergoing a $6.9 million renovation of all guest rooms. The project is scheduled to be completed by the fourth quarter of 2001.

(5) In January 2000, 20 rooms, which were previously taken out of commission for construction of a 30,000 square foot full-service spa in connection with an approximately $21.0 million expansion of the hotel, were returned to service. The expansion was completed in the second quarter of 2000. The expansion also included 30 additional guest rooms. Rates were discounted during the construction period which resulted in a lower average daily rate and revenue per available room for the year ended December 31, 1999 as compared to December 31, 2000.

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

                       RESIDENTIAL DEVELOPMENT PROPERTIES

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

         The following table shows certain information as of December 31, 2000, relating to the Residential Development Properties.

                                                                                       TOTAL        TOTAL       AVERAGE
                    RESIDENTIAL                           RESIDENTIAL      TOTAL      LOTS/UNITS  LOTS/UNITS     CLOSED
   Residential      DEVELOPMENT                           DEVELOPMENT      LOTS/       DEVELOPED    CLOSED     SALE PRICE
   Development      PROPERTIES   TYPE OF                  CORPORATION'S    UNITS       SINCE        SINCE        PER LOT/
  Corporation(1)       (RDP)     RDP(2)      LOCATION     OWNERSHIP %     PLANNED     INCEPTION    INCEPTION   UNIT ($)(3)
 ---------------       -----     ------      --------     -----------     -------     ---------   -----------  -----------
Desert Mountain   Desert Mountain  SF    Scottsdale,  AZ         93.0%       2,665       2,298       2,130      496,000
                                                                          --------    --------    --------
    Development
    Corporation

The Woodlands     The Woodlands    SF    The Woodlands,  TX      42.5%      36,385      24,111      22,754       53,000
                                                                          --------    --------    --------
    Land Company,
    Inc.

Crescent          Bear Paw Lodge   CO    Avon, CO                60.0%          53 (6)      41          29    1,005,000
    Development   Eagle Ranch      SF    Eagle, CO               60.0%       1,260 (6)     255         233       90,000
    Management    Main Street
    Corp.          Junction        CO    Breckenridge, CO        60.0%          36 (6)      36          21      445,000
                  Main Street
                   Station         CO    Breckenridge, CO        60.0%          82 (6)      --          --       N/A
                  Riverbend        SF    Charlotte, NC           60.0%         650         117         109       31,000
                  Three Peaks
                   (Eagle's Nest)  SF    Silverthorne, CO        30.0%         391 (6)     163         161      182,000
                  Park Place at
                   Riverfront      CO    Denver, CO              64.0%          71 (6)      --          --       N/A
                  Park Tower at
                   Riverfront      CO    Denver, CO              64.0%          58 (6)      --          --       N/A
                  Bridge Lofts
                   at Riverfront   CO    Denver, CO              64.0%          53 (6)      --          --       N/A
                  Cresta         TH/SFH  Edwards, CO             60.0%          25 (6)       6           4    1,730,000
                  Snow Cloud       CO    Avon, CO                60.0%          53 (6)      --          --       N/A
                                                                          --------    --------    --------
          TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.                        2,732         618         557
                                                                          --------    --------    --------

Mira Vista        Mira Vista       SF    Fort Worth, TX         100.0%         740         740         667      100,000
    Development   The Highlands    SF    Breckenridge, CO        12.3%         750         437         423      189,000
                                                                          --------    --------    --------
    Corp.
          TOTAL MIRA VISTA DEVELOPMENT CORP.                                 1,490       1,177       1,090
                                                                          --------    --------    --------

Houston Area      Falcon Point     SF    Houston, TX            100.0%         510         273         229       43,000
    Development   Falcon Landing   SF    Houston, TX            100.0%         623         476         428       20,000
    Corp.         Spring Lakes     SF    Houston, TX            100.0%         520         234         215       30,000
                                                                          --------    --------    --------

          TOTAL HOUSTON AREA DEVELOPMENT CORP.                               1,653         983         872
                                                                          --------    --------    --------

              TOTAL                                                         44,925      29,187      27,403
                                                                          ========    ========    ========

                    RESIDENTIAL                                     RANGE OF
   Residential      DEVELOPMENT                                     PROPOSED
   Development      PROPERTIES   TYPE OF                           SALE PRICES
  Corporation(1)       (RDP)     RDP(2)      LOCATION         PER LOT/UNIT ($)(4)
 ---------------       -----     ------      --------         -------------------
Desert Mountain   Desert Mountain  SF    Scottsdale,  AZ      425,000 - 3,000,000(5)

    Development
    Corporation

The Woodlands     The Woodlands    SF    The Woodlands,  TX    14,400 -   945,000

    Land Company,
    Inc.

Crescent          Bear Paw Lodge   CO    Avon, CO             665,000 - 2,025,000
    Development   Eagle Ranch      SF    Eagle, CO             80,000 -   150,000
    Management    Main Street
    Corp.          Junction        CO    Breckenridge, CO     300,000 -   580,000
                  Main Street
                   Station         CO    Breckenridge, CO     215,000 - 1,065,000
                  Riverbend        SF    Charlotte, NC         25,000 -    38,000
                  Three Peaks
                   (Eagle's Nest)  SF    Silverthorne, CO     135,000 -   425,000
                  Park Place at
                   Riverfront      CO    Denver, CO           195,000 - 1,445,000
                  Park Tower at
                   Riverfront      CO    Denver, CO           180,000 - 2,100,000
                  Bridge Lofts
                   at Riverfront   CO    Denver, CO           180,000 - 2,100,000
                  Cresta         TH/SFH  Edwards, CO        1,900,000 - 2,600,000
                  Snow Cloud       CO    Avon, CO             840,000 - 4,545,000

          TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.


Mira Vista        Mira Vista       SF    Fort Worth, TX        50,000 -   265,000
    Development   The Highlands    SF    Breckenridge, CO      55,000 -   625,000

    Corp.
          TOTAL MIRA VISTA DEVELOPMENT CORP.


Houston Area      Falcon Point     SF    Houston, TX           28,000 -    56,000
    Development   Falcon Landing   SF    Houston, TX           19,000 -    26,000
    Corp.         Spring Lakes     SF    Houston, TX           24,000 -    44,000


          TOTAL HOUSTON AREA DEVELOPMENT CORP.

              TOTAL

----------

(1) The Company has an approximately 95%, 95%, 90%, 94% and 94%, ownership interest in Desert Mountain Development Corporation, The Woodlands Land Company, Inc., Crescent Development Management Corp., Mira Vista Development Corp., and Houston Area Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations.

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); and SFH (Single Family Homes).

(3)  Based on lots/units closed during the Company's ownership period.

(4)  Based on existing inventory of developed lots and lots to be developed.

(5)  Includes golf membership, which as of December 31, 2000 is $225,000.

(6) As of December 31, 2000, 19 units were under contract at Bear Paw Lodge representing $30.3 million in sales; seven lots were under contract at Eagle Ranch representing $0.9 million in sales; one unit was under contract at Main Street Junction representing $0.4 million in sales; 82 units were under contract at Main Street Station representing $40.9 million in sales; two lots were under contract at Three Peaks representing $0.5 million in sales; 66 units were under contract at Park Place at Riverfront representing $27.0 million in sales; 35 units were under contract at Park Tower at Riverfront representing $24.0 million in sales; 52 units were under contract at the Bridge Lofts at Riverfront representing $20.6 million in sales; eight units were under contract at Cresta representing $13.4 million in sales and 37 units were under contract at Snow Cloud representing $64.7 million in sales.

                   TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES TABLE

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of December 31, 2000:

                                  TOTAL CUBIC       TOTAL                                        TOTAL CUBIC       TOTAL
                   NUMBER OF        FOOTAGE       SQUARE FEET                    NUMBER OF         FOOTAGE      SQUARE FEET
    STATE         PROPERTIES(1)   (IN MILLIONS)   (IN MILLIONS)    STATE        PROPERTIES(1)    (IN MILLIONS)  (IN MILLIONS)
    -----         -------------   -------------   -------------    -----        -------------    -------------  -------------
Alabama                      4            9.4            0.3    Missouri(2)                2            46.8            2.8
Arizona                      1            2.9            0.1    Nebraska                   2             4.4            0.2
Arkansas                     6           33.1            1.0    New York                   1            11.8            0.4
California                   9           28.6            1.1    North Carolina             3            10.0            0.3
Colorado                     1            2.8            0.1    Ohio                       1             5.5            0.2
Florida                      5            7.5            0.3    Oklahoma                   2             2.1            0.1
Georgia                      7           44.5            1.6    Oregon                     6            40.4            1.7
Idaho                        2           18.7            0.8    Pennsylvania               2            27.4            0.9
Illinois                     2           11.6            0.4    South Carolina             1             1.6            0.1
Indiana                      1            9.1            0.3    South Dakota               1             2.9            0.1
Iowa                         2           12.5            0.5    Tennessee                  3            10.6            0.4
Kansas                       2            5.0            0.2    Texas                      2             6.6            0.2
Kentucky                     1            2.7            0.1    Utah                       1             8.6            0.4
Maine                        1            1.8            0.2    Virginia                   2             8.7            0.3
Massachusetts                5           10.5            0.5    Washington                 6            28.7            1.1
Mississippi                  1            4.7            0.2    Wisconsin                  3            17.4            0.7
                                                                                ------------     -----------    -----------

                                                                TOTAL                     88(3)        438.9(3)        17.6(3)
                                                                                ============     ===========    ===========

----------

(1) As of December 31, 2000, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Company has no interest. The Temperature-Controlled Logistics Corporation is entitled to receive lease payments from AmeriCold Logistics.

(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.

(3) As of December 31, 2000, AmeriCold Logistics operated 99 temperature-controlled logistics properties with an aggregate of approximately 518.3 million cubic feet (20.0 million square feet) of warehouse space.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4 .  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2000.

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

                                        PRICE
                          ---------------------------------
                              HIGH                LOW           DISTRIBUTIONS
                          --------------     --------------     --------------
1999
First Quarter             $        23.94     $        20.50     $         0.55
Second Quarter                     24.94              20.00               0.55
Third Quarter                      24.13              17.38               0.55
Fourth Quarter                     18.44              15.13               0.55

2000
First Quarter             $        19.75     $        15.75     $         0.55
Second Quarter                     22.19              16.94               0.55
Third Quarter                      23.19              20.69               0.55
Fourth Quarter                     23.44              19.50               0.55

         As of March 5, 2001, there were approximately 1,177 holders of record of the common shares.

                               DISTRIBUTION POLICY

         The actual results of operations of the Company and the amounts actually available for distribution will be affected by a number of factors, including:

         o    the operating and interest expenses of the Company;

         o    the ability of tenants to meet their rent obligations;

         o general leasing activity in the markets in which the Office Properties are located;

         o    consumer preferences relating to the Resort/Hotel Properties;

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

         Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to distribute at least 95% of REIT taxable income each year (90% beginning in 2001). Pursuant to this requirement, the Company was required to distribute $166.1 million and $140.6 million for 2000 and 1999, respectively. Actual distributions by the Company were $281.2 million and $298.1 million for 2000 and 1999, respectively.

         Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder's basis in such shareholder's shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the shareholder's basis in its shares will have the effect of deferring taxation until the sale of the shareholder's shares. No assurances can be given regarding what portion, if any, of distributions in 2001 or subsequent years will constitute a return of capital for federal income tax purposes.

         Distributions on the Company's common shares are payable at the rate of $2.20 per annum per common share.

         Following is the income tax status of distributions paid during the years ended December 31, 2000 and 1999 to common shareholders:

                                      2000      1999
                                     -------   -------
Ordinary dividend                     51.5%     50.1%
Capital gain                           6.4%      2.0%
Return of capital                     35.9%     47.9%
Unrecaptured Section 1250 Gain         6.2%      0.0%

         Distributions on the 8,000,000 6 3/4% Series A Convertible Cumulative Preferred Shares issued by the Company in February 1998 are payable at the rate of $1.6875 per annum per Series A Convertible Cumulative Preferred Share, prior to distributions on the common shares.

         Following is the income tax status of distributions paid during the years ended December 31, 2000 and 1999 to preferred shareholders:

                                      2000      1999
                                    --------  --------
Ordinary dividend                     83.7%     96.4%
Capital gain                           8.2%      3.6%
Unrecaptured Section 1250 Gain         8.1%      0.0%

                      ISSUANCES OF UNREGISTERED SECURITIES

         On March 1, 2000, the Operating Partnership issued 63,433 units to Peter H. Roberts as additional consideration payable under the agreement pursuant to which the Company acquired Sonoma Mission Inn & Spa in 1996 and in connection with a waiver of certain rights by Mr. Roberts under such agreement. Each unit is exchangeable for two common shares or, at the option of the Company, an equivalent amount of cash. The issuance of the units was exempt from registration as a private placement under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

         During the year ended December 31, 2000, Crescent Equities issued an aggregate of 87,124 common shares to holders of Operating Partnership units in exchange for 43,562 units. The issuances of the common shares were exempt from registration as private placements under Section 4(2) of the Securities Act. Crescent Equities has registered the resale of such common shares under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table includes certain financial information for the Company on a consolidated historical basis. All information relating to common shares has been adjusted to reflect the two-for-one stock split effected in the form of a 100% share dividend paid on March 26, 1997 to shareholders of record on March 20, 1997. You should read this section in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED HISTORICAL FINANCIAL DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------------------
                                                     2000            1999             1998             1997            1996
                                                 -------------   -------------    -------------    -------------    ------------
OPERATING DATA:
   Total revenue...............................  $     718,405   $     746,279    $     698,343    $     447,373    $    208,861
   Operating income (loss).....................         98,409         (54,954)         143,893          111,281          44,101
   Income before minority
      interests and extraordinary
      item.....................................        303,052          13,343          183,210          135,024          47,951
   Basic earnings per common share:
    Income (loss) before extraordinary
      item.....................................  $        2.08   $       (0.06)   $        1.26    $        1.25    $       0.72
    Net income (loss)..........................           2.05           (0.06)            1.26             1.25            0.70
   Diluted earnings per common share:
    Income (loss) before extraordinary
      item.....................................  $        2.05   $       (0.06)   $        1.21    $        1.20    $       0.70
    Net income (loss)..........................           2.02           (0.06)            1.21             1.20            0.68
BALANCE SHEET DATA
   (AT PERIOD END):
   Total assets................................  $   4,531,769   $   4,950,561    $   5,043,447    $   4,179,980    $  1,730,922
   Total debt..................................      2,271,895       2,598,929        2,318,156        1,710,124         667,808
   Total shareholders' equity..................      1,731,327       2,056,774        2,422,545        2,197,317         865,160
OTHER DATA:
   Funds from Operations - new definition(1)...  $     326,897   $     340,777    $     341,713    $     214,396    $     87,616
   Cash distribution declared per
    common share...............................  $        2.20   $        2.20    $        1.86    $        1.37    $       1.16
   Weighted average
    common shares and units
    outstanding - basic........................    127,535,069     135,954,043      132,429,405      106,835,579      64,684,842
   Weighted average
    common shares and units
    outstanding - diluted......................    128,731,883     137,891,561      140,388,063      110,973,459      65,865,517
   Cash flow provided by
    (used in):
    Operating activities.......................  $     275,715   $     336,060    $     299,497    $     211,714    $     77,384
    Investing activities.......................        428,306        (205,811)        (820,507)      (2,294,428)       (513,038)
    Financing activities.......................       (737,981)       (167,615)         564,680        2,123,744         444,315

----------

(1) Funds from Operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), effective January 1, 2000, and as used herein, means net income (loss) (determined in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, excluding extraordinary items (as defined by GAAP), plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. For a more detailed definition and description of FFO, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this section in conjunction with the selected financial data and the consolidated financial statements and the accompanying notes in "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data," respectively, of this report. Historical results and percentage relationships set forth in these Items and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in Items 1 - 6 of this Form 10-K.

         This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by terms such as "believe," "expect" and "may."

         Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those described in the forward-looking statements.

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

         o    Adverse changes in the financial condition of existing tenants;

         o The concentration of a significant percentage of the Company's assets in Texas;

         o Changes in real estate conditions (including rental rates and competition from other properties and new development of competing properties);

         o Changes in conditions, including a general downturn in the economy, in the resort/business class hotel markets or in the market for residential land or luxury residences, which include single-family homes, townhomes and condominiums;

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

         The following sections include information for each of the Company's investment segments for the year ended December 31, 2000.

OFFICE SEGMENT

         As of December 31, 2000, the Company owned 78 Office Properties.

         The following table shows the same-store net operating income growth for the approximately 27.2 million square feet of Office Property space owned as of December 31, 2000, which excludes approximately 1.5 million square feet of Office Property space at Bank One Center, in which the Company owns a 50% non-controlling interest.

                                            FOR THE YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------
                                                                      PERCENTAGE/
                                       2000            1999          POINT INCREASE
                                    -----------     -----------     -----------------
(IN MILLIONS)
Same-store Revenues                    $ 567.8         $ 542.5                   4.7%
Same-store Expenses                     (235.1)         (226.6)                  3.8%
                                       -------         -------
Net Operating Income                   $ 332.7         $ 315.9                   5.3%
                                       =======         =======

Weighted Average Occupancy                92.2 %          92.2 %                  -- pt

         The following table shows renewed or re-leased leasing activity and the percentage increase of leasing rates for signed leases compared to expiring leases at the Company's Office Properties owned as of December 31, 2000.

                                        FOR THE YEAR ENDED DECEMBER 31, 2000
                              ----------------------------------------------------------
                                    SIGNED               EXPIRING           PERCENTAGE
                                    LEASES                LEASES             INCREASE
                              -------------------   --------------------   -------------
Renewed or re-leased(1)       2,617,000 sq. ft.         N/A                       N/A
Weighted average full-
     service rental rate(2)   $24.43    per sq. ft.     $20.05 per sq. ft.        22%
FFO annual net effective
     rental rate(3)           $15.32    per sq. ft.     $10.98 per sq. ft.        40%

----------

(1)  All of which have commenced or will commence during the next twelve months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and expense recoveries.

(3) Calculated as weighted average full-service rental rate minus operating expenses.

o For 2001, the Company projects same-store net operating income for its Office Properties to increase between 4% and 6% over 2000, based on an average occupancy range of 92% to 94%.

RESORT/HOTEL SEGMENT

         As of December 31, 2000, the Company owned nine Resort/Hotel
Properties.

         The following table shows weighted average occupancy, average daily rate and revenue per available room/guest for the Resort/Hotel Properties for the years ended December 31, 2000 and 1999.

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------
                                                                              PERCENTAGE/
                                              2000            1999          POINT INCREASE
                                           -----------     ------------    ------------------
Weighted average occupancy(1)                      76%              75%            1 pt
Average daily rate(1)                           $ 238            $ 223             7%
Revenue per available room/guest(1)             $ 180            $ 166             8%

----------

(1)  Excludes the Four Seasons Hotel - Houston, which was sold on November 3,
     2000.

         The following table shows the Resort/Hotel Property same-store rental income for the years ended December 31, 2000 and 1999, for the eight Resort/Hotel Properties owned during both of these periods. Rental income includes weighted average base rent with scheduled rent increases that would be taken into account under GAAP, and percentage rent.

                                                              FOR THE YEAR
                                                           ENDED DECEMBER 31,
                                                  -----------------------------------
                                                                           PERCENTAGE
                                                   2000         1999        INCREASE
                                                  -------      -------     ----------
(IN THOUSANDS)
Upscale Business Class Hotels(1)                  $18,371      $17,002          8%
Luxury Resorts and Spas                            26,117       23,094         13
Destination Fitness Resorts and Spas               14,354       13,217          9
                                                  -------      -------         --
All Resort/Hotel Properties(1)                    $58,842      $53,313         10%
                                                  =======      =======         ==

----------

(1)  Excludes the Four Seasons Hotel - Houston, which was sold on November 3,
     2000.

o For 2001, the Company projects same-store rental income will increase between 4% and 6% over 2000. Also, the average daily rate and revenue per available room is expected to increase between 5% and 6% over 2000.

Investment Partnership

         In February 2000, the Company entered into an agreement with Sanjay Varma, a former senior executive officer of the Company, to form an investment partnership, which will seek luxury resorts and spas and hotels to acquire and manage under the "Sonoma Spa Resorts" brand and concept. The Company and Mr. Varma acquired a 93% and a 7% interest, respectively, in this new partnership. Mr. Varma has also established a new management company, which has contracted with COPI to manage either the property or assets of the Company's existing portfolio of Resort/Hotel Properties (excluding the Canyon Ranch resorts and the Hyatt Regency Beaver Creek), in addition to new properties the investment partnership acquires. As of December 31, 2000, the Company held a 30% non-voting interest in this management company. The Company anticipates reducing this ownership to 10% to comply with recent taxable REIT subsidiary legislation.

CRL License, LLC and CRL Investments, Inc.

         The Company has a 28.5% interest in CRL License, LLC, the entity which owns the right to the future use of the "Canyon Ranch" name. The Company also has a 95% economic interest, representing all of the non-voting common stock, in CRL Investments, Inc., which has an approximately 65% economic interest in the Canyon Ranch Spa Club in the Venetian Hotel in Las Vegas, Nevada. The Canyon Ranch Spa Club opened in June 1999 and is the first project to expand the franchise value of the "Canyon Ranch" name.

RESIDENTIAL DEVELOPMENT SEGMENT

         The Company owns economic interests in five Residential Development Corporations through the Residential Development Property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, currently own interests in 18 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties. Management plans to maintain the Residential Development segment at its current investment level and reinvest returned capital into residential development projects that it expects to achieve comparable rates of return.

The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:

         The following table shows residential lot sales at an average price per lot and commercial land sales at an average price per acre.

                                                FOR THE YEAR
                                              ENDED DECEMBER 31,
                                      ---------------------------------
                                           2000              1999
                                      --------------    ---------------
Residential lot sales                    2,033             1,991
Average sales price per lot           $ 62,000          $ 46,000
Commercial land sales                      124 acres          76 acres
Average sales price per acre          $308,000          $345,000

         o Average sales price per lot increased by $16,000, or 35%, due to a product mix of higher priced lots from the Carlton Woods development in the year ended December 31, 2000, compared to the same period in 1999.

         o Carlton Woods is The Woodlands' new upscale residential development. It is a gated community consisting of 519 lots located around a Jack Nicklaus signature golf course. Since September 2000, 128 of the 159 first-phase lots have been sold at prices ranging from $0.1 million to $1.0 million per lot, or an average price of $291,000 per lot. Additional phases within Carlton Woods are expected to be marketed to the public over the next two years.

         o Future buildout of The Woodlands is estimated at approximately 13,600 residential lots and approximately 1,800 acres of commercial land, of which approximately 1,350 residential lots and 1,200 acres are currently in inventory.

         o The Company projects residential lot sales at The Woodlands to range between 1,950 lots and 2,000 lots at an average sales price per lot of between $60,000 and $70,000 for 2001.

Desert Mountain Properties, Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:

         The following table shows residential lot sales at an average price per lot.

                                           FOR THE YEAR
                                        ENDED DECEMBER 31,
                                   ----------------------------
                                      2000            1999
                                   ------------   -------------
Residential lot sales                      178             258
Average sales price per lot(1)       $ 619,000       $ 533,000

----------

(1)  Including equity golf memberships.

o With the higher priced residential lots being completed during the latter phases of development at Desert Mountain, the average sales price per lot increased by $86,000, or 16%, for the year ended December 31, 2000, as compared to the same period in 1999. Correspondingly, the number of lot sales decreased to 178 lots for the year ended December 31, 2000, as compared to 258 lots for the same period in 1999.

o Approved future buildout of Desert Mountain is estimated to be in excess of 500 residential lots, of which approximately 170 are currently in inventory.

o For 2001, the Company projects residential lot sales to range between 125 lots and 150 lots at an average sales price per lot of between $800,000 and $875,000.

Crescent Development Management Corp. ("CDMC"), Beaver Creek, Colorado:

         The following table shows total active projects, residential lot and residential unit sales, and average sales price per lot and unit.

                                                            FOR THE YEAR
                                                         ENDED DECEMBER 31,
                                           ---------------------------------------------
                                                 2000                       1999
                                           ------------------         ------------------
Active projects                                           12                          8
Residential lot sales                                    343                        410
Residential unit sales:
   Townhome sales                                         19                         32
   Single-family home sales                                5                         11
   Equivalent timeshare unit sales                        --                          6
   Condominium sales                                      26                         24
Commercial land sales                                      9  acres                  --  acres
Average sale price per residential lot             $ 136,110                  $ 171,357
Average sale price per residential unit            $     1.6 million          $     1.6 million

o Average sales price per lot decreased by $35,000, or 21%, due to lower priced product mix sold in the year ended December 31, 2000, as compared to the same period in 1999.

o On September 22, 2000, CDMC closed a joint venture arrangement with Booth Creek Ski Holdings, Inc., owner of the Northstar-at-Tahoe resort, a premier, up-scale ski resort located in North Lake Tahoe, California. The development is expected to span ten years and to include an enhanced core village with new restaurants and retail shops, hotels and spas, and an extensive residential product mix of over 2,000 condominium and townhome units. As of December 31, 2000, the Company had made capital contributions to CDMC of $31.7 million with a total expected investment by the Company of approximately $75.0 million over the life of the project. CDMC expects pre-sales to commence in the second quarter of 2002.

o For 2001, the Company projects that residential lot sales will range between 325 lots and 375 lots at an average sales price per lot ranging between $100,000 and $125,000. In addition, the Company expects between 180 and 220 residential units, including single family homes, townhomes and condominiums to be sold at an average sales price per residential unit ranging between $0.9 million and $1.0 million.

Mira Vista Development Corp. ("Mira Vista"), Fort Worth, Texas:

         The following table shows residential lot sales at an average price per lot.

                                            FOR THE YEAR
                                         ENDED DECEMBER 31,
                                     --------------------------
                                       2000              1999
                                     --------          --------
Residential lot sales                      40                69
Average sales price per lot          $103,000          $121,000

o The number of lots sold decreased by 29 lots for the year ended December 31, 2000, as compared to the same period in 1999, due to the completion of development and the decreased number of remaining lots to be sold.

o Decrease in average sales price per lot between years is due to a change in product mix.

Houston Area Development Corp. ("Houston Area Development"), Houston, Texas:

         The following table shows residential lot sales at an average price per lot and commercial land sales.

                                      FOR THE YEAR
                                   ENDED DECEMBER 31,
                              -----------------------------
                                 2000             1999
                              -----------      ------------
Residential lot sales                231               243
Average sales price per lot      $27,000          $ 28,000
Commercial land sales                  2 acres          16 acres

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of December 31, 2000, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, LLC ("AmeriCold Logistics"), which is owned 60% by Vornado Operating, L.P. and 40% by a subsidiary of COPI. The Company has no interest in AmeriCold Logistics.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under six triple-net master leases. Each of the leases has an initial term of 15 years, subject to two, five-year renewal options and provides for the payment of base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. AmeriCold Logistics is also required to pay for all costs arising from the operation, maintenance and repair of the properties as well as property capital expenditures in excess of $5.0 million annually. In addition, the leases permit AmeriCold Logistics to defer a portion of the rent for the Temperature-Controlled Logistics Properties for up to three years beginning on March 12, 1999, to the extent that available cash, as defined in the leases, is insufficient to pay such rent.

         The leases provide for total lease payments (including the effect of straight-lining rents), of $164.5 million and $133.1 million for the year ended December 31, 2000 and the period from March 12, 1999 to December 31, 1999, of which AmeriCold Logistics deferred $19.0 million and $5.4 million, for the respective periods. As of December 31, 2000, the following table shows the deferred rent and valuation allowance and the Company's share of each.

                                                DEFERRED RENT                      VALUATION ALLOWANCE
                                         ----------------------------          ----------------------------
(IN MILLIONS)                                               COMPANY'S                             COMPANY'S
                                           TOTAL             PORTION            TOTAL              PORTION
                                         ---------          ---------          ---------          ---------
For the year ended December 31,
2000                                     $    19.0          $     7.5          $    16.3          $     6.5
1999                                           5.4                2.1                 --                 --
                                         ---------          ---------          ---------          ---------

Balance at December 31, 2000             $    24.4          $     9.6          $    16.3          $     6.5
                                         =========          =========          =========          =========

         On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146.0 million, the adjustment of the rental obligation for 2002 to $150.0 million (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5.0 million to $9.5 million (effective January 1, 2000) and the extension of the date on which deferred rent is required to be paid from March 11, 2002 to December 31, 2003.

         Management believes that earnings before interest, taxes, depreciation and amortization and rent ("EBITDAR") is a useful financial performance measure for assessing the relative stability of the financial condition of AmeriCold Logistics. The following table shows EBITDAR and lease payment for AmeriCold Logistics for the year ended December 31, 2000.

                                   FOR THE YEAR ENDED
                                      DECEMBER 31,
(in millions)                             2000
                                   ------------------
EBITDAR(1)                              $ 162.1
Lease Payment(2)                        $ 160.5

----------

(1) EBITDAR does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.

(2) Represents the base rent and percentage rent obligation (excluding the $4.0 million effect of straight-lining rents) of AmeriCold Logistics before deferred rent of $19.0 million and without giving effect to the restructuring of the lease described above.

o During 2000, the Temperature-Controlled Logistics Corporation completed and opened $42.7 million of expansion and new product space, representing approximately 17.8 million cubic feet (0.8 million square feet).

o For 2001, the Temperature-Controlled Logistics Corporation expects to complete the construction of one facility and the acquisition of one facility for $25.2 million, representing approximately 8.5 million cubic feet (0.2 million square feet).

                              RESULTS OF OPERATIONS

         The following table shows the Company's financial data as a percentage of total revenues for the three years ended December 31, 2000, 1999 and 1998 and the variance in dollars between the years ended December 31, 2000 and 1999 and the years ended December 31, 1999 and 1998. See "Note 4. Segment Reporting" included in "Item 8. Financial Statements and Supplementary Data" for financial information about investment segments.

                                                             FINANCIAL DATA AS A PERCENTAGE OF TOTAL
                                                             REVENUES FOR THE YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------

                                                          2000              1999              1998
                                                      --------------    --------------    --------------
REVENUES
   Office properties                                            84.4%             82.3%             80.6%
   Resort/Hotel properties                                      10.0               8.8               7.7
   Behavioral healthcare properties                              2.1               5.5               7.9
   Interest and other income                                     3.5               3.4               3.8
                                                      --------------    --------------    --------------
     TOTAL REVENUES                                            100.0%            100.0%            100.0%
                                                      --------------    --------------    --------------

EXPENSES
   Operating expenses                                           34.8%             34.4%             34.8%
   Corporate general and administrative                          3.4               2.2               2.3
   Interest expense                                             28.3              25.7              21.8
   Amortization of deferred financing costs                      1.1               1.4               0.9
   Depreciation and amortization                                17.2              17.6              16.9
   Settlement of merger dispute                                   --               2.0                --
   Write-off of costs associated with
     unsuccessful acquisitions                                    --                --               2.7
   Carrying value in excess of market value of
     asset held for sale                                          --               2.3                --
   Impairment and other charges related to
     the behavioral healthcare assets                            1.3              21.7                --
                                                      --------------    --------------    --------------
     TOTAL EXPENSES                                             86.1%            107.3%             79.4%
                                                      --------------    --------------    --------------
OPERATING INCOME (LOSS)                                         13.9%             (7.3)%            20.6%

OTHER INCOME
   Equity in net income of unconsolidated companies:
     Office properties                                           0.4               0.7               0.6
     Temperature-controlled logistics properties                 1.0               2.0               0.1
     Residential development properties                          7.4               5.7               4.8
     Other                                                       1.6               0.7               0.1
                                                      --------------    --------------    --------------
     TOTAL EQUITY IN NET INCOME FROM
     UNCONSOLIDATED COMPANIES                                   10.4%              9.1%              5.6%

   Gain on property sales, net                                  17.9                --                --

                                                      --------------    --------------    --------------
     TOTAL OTHER INCOME AND EXPENSE                             28.3%              9.1%              5.6%
                                                      --------------    --------------    --------------

INCOME BEFORE MINORITY INTERESTS
     AND EXTRAORDINARY ITEM                                     42.2%              1.8%             26.2%

   Minority interests                                           (7.1)             (0.3)             (2.5)
                                                      --------------    --------------    --------------

NET INCOME BEFORE EXTRAORDINARY ITEM                            35.1%              1.5%             23.7%

     Extraordinary item - extinguishment of debt                (0.5)               --                --
                                                      --------------    --------------    --------------

NET INCOME                                                      34.6%              1.5%             23.7%

   6 3/4% Series A Preferred Share distributions                (1.9)             (1.8)             (1.7)
   Share repurchase agreement return                            (0.4)             (0.1)               --
   Forward share purchase
        agreement return                                          --              (0.6)             (0.4)
                                                      --------------    --------------    --------------

NET INCOME (LOSS) AVAILABLE TO
   COMMON SHAREHOLDERS                                          32.3%             (1.0)%            21.6%
                                                      ==============    ==============    ==============
                                                      TOTAL VARIANCE IN DOLLARS BETWEEN
                                                         THE YEARS ENDED DECEMBER 31,
                                                      ---------------------------------
                                                               (IN MILLIONS)
                                                       2000 AND 1999    1999 AND 1998
                                                       --------------   --------------
REVENUES
   Office properties                                   $         (8.5)  $         51.5
   Resort/Hotel properties                                        6.9             11.9
   Behavioral healthcare properties                             (25.7)           (14.2)
   Interest and other income                                     (0.6)            (1.2)
                                                       --------------   --------------
     TOTAL REVENUES                                    $        (27.9)  $         48.0
                                                       --------------   --------------

EXPENSES
   Operating expenses                                  $         (7.1)  $         14.1
   Corporate general and administrative                           7.8               --
   Interest expense                                              11.2             39.8
   Amortization of deferred financing costs                      (0.7)             3.8
   Depreciation and amortization                                 (7.9)            13.6
   Settlement of merger dispute                                 (15.0)            15.0
   Write-off of costs associated with
     unsuccessful acquisitions                                     --            (18.4)
   Carrying value in excess of market value of
     asset held for sale                                        (16.8)            16.8
   Impairment and other charges related to
     the behavioral healthcare assets                          (152.7)           162.0
                                                       --------------   --------------
     TOTAL EXPENSES                                    $       (181.2)  $        246.7
                                                       --------------   --------------
OPERATING INCOME (LOSS)                                $        153.3   $       (198.7)

OTHER INCOME
   Equity in net income of unconsolidated companies:
     Office properties                                           (2.1)             1.1
     Temperature-controlled logistics properties                 (7.6)            14.5
     Residential development properties                          10.6              9.4
     Other                                                        6.5              4.0
                                                       --------------   --------------
     TOTAL EQUITY IN NET INCOME FROM
     UNCONSOLIDATED COMPANIES                          $          7.4   $         29.0

   Gain on property sales, net                                  128.9               --

                                                       --------------   --------------
     TOTAL OTHER INCOME AND EXPENSE                    $        136.3   $         29.0
                                                       --------------   --------------

INCOME BEFORE MINORITY INTERESTS
     AND EXTRAORDINARY ITEM                            $        289.6   $       (169.7)

   Minority interests                                           (48.6)            15.2
                                                       --------------   --------------

NET INCOME BEFORE EXTRAORDINARY ITEM                   $        241.0   $       (154.5)

     Extraordinary item - extinguishment of debt                 (3.9)              --
                                                       --------------   --------------

NET INCOME                                             $        237.1   $       (154.5)

   6 3/4% Series A Preferred Share distributions                   --             (1.8)
   Share repurchase agreement return                             (2.3)            (0.6)
   Forward share purchase
        agreement return                                          4.3             (1.0)
                                                       --------------   --------------

NET INCOME (LOSS) AVAILABLE TO
   COMMON SHAREHOLDERS                                 $        239.1   $       (157.9)
                                                       ==============   ==============

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
1999

REVENUES

         Total revenues decreased $27.9 million, or 3.7%, to $718.4 million for the year ended December 31, 2000, as compared to $746.3 million for the year ended December 31, 1999.

         The decrease in Office Property revenues of $8.5 million, or 1.4%, for the year ended December 31, 2000, as compared to the same period in 1999, is attributable to:

         o decreased revenues of $38.0 million due to the disposition of 11 Office Properties and four retail properties during 2000, which contributed revenues during the full year of 1999, as compared to a partial year in 2000; partially offset by

         o increased revenues of $24.4 million from the 78 Office Properties owned as of December 31, 2000, primarily as a result of increased weighted average full-service rental rates at these Properties; and

         o    increased revenues of $5.1 million from lease termination fees.

         The increase in Resort/Hotel Property revenues of $6.9 million, or 10.6%, for the year ended December 31, 2000, as compared to the same period in 1999, is attributable to:

         o increased revenues of $3.1 million at the luxury resorts and spas primarily due to an increase in percentage rents resulting from increased room revenue due to the 30-room expansion at the Sonoma Mission Inn & Spa that opened in April 2000; and

         o increased revenues of $2.6 million at the business class hotels primarily due to (i) the reclassification of the Renaissance Houston Hotel from the Office segment to the Resort/Hotel segment as a result of the restructuring of its lease on July 1, 1999, which resulted in $2.4 million of incremental revenues under the new lease and (ii) increased percentage rents due to higher room and occupancy rates at the Onmi Austin Hotel, partially offset by
              (iii) decreased revenues of $1.2 million due to the disposition of one Resort/Hotel Property during the fourth quarter of 2000, which contributed revenues during the full year of 1999, as compared to a partial year in 2000; and

         o increased revenues of $1.2 million at the destination fitness resorts and spas primarily due to an increase in percentage rents at the Canyon Ranch Properties as a result of higher room rates.

         The decrease in Behavioral Healthcare Property revenues of $25.7 million, or 62.5%, for the year ended December 31, 2000, as compared to the same period in 1999, is attributable to the recognition of rent from CBHS on a cash basis beginning in the third quarter of 1999, the filing of voluntary bankruptcy petitions by CBHS and its subsidiaries on February 16, 2000, and a rent stipulation agreed to by certain parties to the bankruptcy proceedings, which resulted in a reduction in Behavioral Healthcare Property revenues to $15.4 million for the year ended December 31, 2000.

EXPENSES

         Total expenses decreased $181.2 million, or 22.6%, to $620.0 million for the year ended December 31, 2000, as compared to $801.2 million for the year ended December 31, 1999.

         The decrease in Office Property operating expenses of $7.1 million, or 2.8%, for the year ended December 31, 2000, as compared to the same period in 1999, is attributable to:

         o decreased expenses of $17.2 million due to the disposition of 11 Office Properties and four retail properties during 2000, which incurred expenses during the full year of 1999, as compared to a partial year in 2000; partially offset by

         o increased expenses of $10.1 million from the 78 Office Properties owned as of December 31, 2000, as a result of (i) increased general repair and maintenance expenses at these Properties of $5.6 million and (ii) an increase in real estate taxes of $4.5 million.

         The increase in corporate general and administrative expense of $7.8 million, or 47.9%, for the year ended December 31, 2000, as compared to the same period in 1999, is primarily attributable to technology initiatives, employee retention programs, incentive compensation, and additional personnel.

         The increase in interest expense of $11.2 million, or 5.8%, for the year ended December 31, 2000, as compared to the same period in 1999, is primarily attributable to an increase in the weighted-average interest rate from 7.4% in 1999 to 8.4% in 2000, partially offset by a decrease in average debt balance outstanding from $2.6 billion in 1999 to $2.4 billion in 2000.

         The decrease in depreciation and amortization expense of $7.9 million, or 6.0%, for the year ended December 31, 2000, as compared to the same period in 1999, is primarily attributable to the cessation of the recognition of depreciation expense on Office Properties and Behavioral Healthcare Properties from the dates they were classified as held for disposition.

         An additional decrease in expenses of $184.5 million is attributable to:

         o a decrease of $152.7 million due to the impairment and other charges related to the Behavioral Healthcare Properties in the third quarter of 1999 as compared to the year ended December 31, 2000;

         o a decrease of $16.8 million due to the impairment charge in the fourth quarter of 1999 on one of the Office Properties held for disposition, which represented the difference between the carrying value of this Property and the subsequent sales price less costs of sale; and

         o non-recurring costs of $15.0 million in connection with the settlement of litigation relating to the merger agreement entered into January 1998 between the Company and Station Casinos, Inc. ("Station") in the first quarter of 1999.


OTHER  INCOME

         Other income increased $136.3 million, or 199.6%, to $204.6 million for the year ended December 31, 2000, as compared to $68.3 million for the year ended December 31, 1999. The components of the increase in other income are discussed below.

         The increase in equity in unconsolidated companies of $7.4 million, or 10.8%, for the year ended December 31, 2000, as compared to the same period in 1999 is attributable to:

         o an increase in equity in net income of the Residential Development Corporations of $10.6 million, or 24.7%, attributable to (i) an increase in average sales price per lot and an increase in membership conversion revenue at Desert Mountain, partially offset by a decrease in lot absorption, which resulted in an increase of $6.0 million in equity in net income to the Company; (ii) an increase in residential lot and commercial land sales and an increase in average sales price per lot at The Woodlands Land Development Company, L.P., partially offset by a decrease in average sales price per acre from commercial land sales, which resulted in an increase of $5.9 million in equity in net income to the Company; and (iii) an increase in commercial acreage sales at CDMC, partially offset by a decrease in single-family home sales, which resulted in an increase of $0.8 million in equity in net income to the Company; partially offset by (iv) a decrease in commercial land sales at Houston Area Development, which resulted in a decrease of $2.1 million in equity in net income to the Company;

         o an increase in equity in net income of the other unconsolidated companies of $6.5 million, or 127.5%, primarily as a result of (i) the dividend income attributable to the 7.5% per annum cash flow preference of the Company's $85.0 million preferred member interest in Metropolitan Partners, LLC ("Metropolitan"), which the Company purchased in May 1999; and (ii) an increase in the equity in earnings from DBL Holdings, Inc. as a result of its investment in G2 Opportunity Fund, LP, which was made in the third quarter of 1999; partially offset by

         o a decrease in equity in net income of the Temperature-Controlled Logistics Partnership of $7.6 million, or 50.7%, resulting primarily from the recognition of a rent receivable valuation allowance for the year ended December 31, 2000 of $6.5 million; and

         o a decrease in equity in net income of the unconsolidated office properties of $2.1 million, or 39.6%, primarily attributable to an increase in interest expense as a result of additional financing obtained in July 2000 and an increase in the average rate of debt at The Woodlands Commercial Properties Company, L.P.

         The increase in net gain on property sales of $128.9 million for the year ended December 31, 2000, as compared to the same period in 1999, is attributable to:

         o a net gain of $137.4 million primarily recognized on Office, Resort/Hotel and Behavioral Healthcare Property sales; partially offset by

         o an impairment loss of $8.5 million recognized on a real estate investment fund that holds marketable securities, in which the Company has an interest.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998

REVENUES

         Total revenues increased $48.0 million, or 6.9%, to $746.3 million for the year ended December 31, 1999, as compared to $698.3 million for the year ended December 31, 1998.

         The increase in Office Property revenues of $51.5 million, or 9.1%, for the year ended December 31, 1999, as compared to the same period in 1998, is attributable to:

         o the acquisition of nine Office Properties in 1998, which contributed revenues for a full year in 1999, as compared to a partial year in 1998, resulting in $17.1 million in incremental revenues;

         o increased revenues of $27.8 million from the 80 Office Properties acquired prior to January 1, 1998, primarily as a result of rental rate increases at these Properties; and

         o increased revenues of $6.6 million from lease termination fees received during 1999.

         The increase in Resort/Hotel Property revenues of $11.9 million, or 22.3%, for the year ended December 31, 1999, as compared to the same period in 1998, is attributable to:

         o increased revenues of $6.1 million at the business class hotels primarily due to (i) the reclassification of the Renaissance Houston Hotel from the Office segment to the Resort/Hotel segment as a result of the restructuring of its lease on July 1, 1999, which resulted in $2.8 million of incremental revenues under the new lease and (ii) increased percentage rents due to higher room and occupancy rates;

         o increased revenues of $4.2 million at the luxury resorts and spas primarily due to (i) the acquisition of one golf course affiliated with one of the Resort/Hotel Properties during 1998, which contributed revenues for a full year in 1999, compared to a partial year in 1998, resulting in $1.7 million of incremental revenues and (ii) an increase in percentage rents resulting from higher room rates and lease amendments entered into in connection with amounts paid by the Company for capital improvements at Sonoma Mission Inn & Spa; and

         o increased revenues of $1.6 million at the destination fitness resorts and spas primarily due to an increase in percentage rents at the Canyon Ranch Properties as a result of higher room rates.

         The decrease in Behavioral Healthcare Property revenues of $14.2 million, or 25.7%, for the year ended December 31, 1999, as compared to the same period in 1998, is attributable to (i) the recognition of rent from CBHS on a cash basis beginning in the third quarter of 1999 and (ii) the deferral of the November and December 1999 rent payments from CBHS.

EXPENSES

         Total expenses increased $246.7 million, or 44.5%, to $801.2 million for the year ended December 31, 1999, as compared to $554.5 million for the year ended December 31, 1998.

         The increase in Office Property operating expenses of $14.1 million, or 5.8%, for the year ended December 31, 1999, as compared to the same period in 1998, is attributable to:

         o the acquisition of nine Office Properties during 1998, which incurred expenses during the full year of 1999, as compared to a partial year in 1998, resulting in $7.1 million of incremental expenses; and

         o increased expenses of $7.0 million from the 80 Office Properties acquired prior to January 1, 1998, primarily as a result of an increase in real estate taxes.

         The increase in interest expense of $39.8 million, or 26.1%, for the year ended December 31, 1999, as compared to the same period in 1998, is primarily attributable to an increase in the weighted-average interest rate from 7.2% in 1998 to 7.4% in 1999 and an increase in the average debt balance outstanding from $2.1 billion in 1998 to $2.6 billion in 1999.

         The increase in amortization of deferred financing costs of $3.8 million, or 58.5%, for the year ended December 31, 1999, as compared to the same period in 1998, is primarily attributable to the incremental amortization of financing costs associated with new debt obtained during 1998 and 1999.

         The increase in depreciation and amortization expense of $13.6 million, or 11.5%, for the year ended December 31, 1999, as compared to the same period in 1998, is primarily attributable to the acquisition during 1998 of nine Office Properties.

         An additional increase in expenses of $175.4 million is attributable to:

         o $162.0 million due to the impairment and other charges related to the Behavioral Healthcare Properties in the third quarter of 1999;

         o $16.8 million due to the impairment charge in the fourth quarter of 1999 on one of the Office Properties held for disposition, which represents the difference between the carrying value of this Property and the subsequent sales price less costs of sale;

         o non-recurring costs of $15.0 million in connection with the settlement of litigation relating to the merger agreement entered into in January 1998 between the Company and Station in the first quarter of 1999; partially offset by

         o a decrease of $18.4 million due to a non-recurring write-off in 1998 of costs associated with unsuccessful acquisitions.

OTHER INCOME

         Equity in net income of unconsolidated companies increased $29.0 million, or 73.8%, to $68.3 million for the year ended December 31, 1999, as compared to $39.3 million for the year ended December 31, 1998.

         The increase is attributable to:

         o An increase in equity in net income of the unconsolidated office properties of $1.1 million, or 26.2%, attributable to increased revenues at the Woodlands Commercial Properties Company, L.P., due to the sale of the multi-family portfolio in the third quarter of 1999;

         o an increase in equity in net income of the corporations that owned the Temperature-Controlled Logistics Properties of $14.5 million, primarily as a result of the change in ownership. Prior to March 12, 1999, each of the corporations that owned the Temperature-Controlled Logistics Properties reflected its equity in the operations of the Temperature-Controlled Logistics Properties. Subsequent to March 12, 1999, the corporations that owned the Temperature-Controlled Logistics Properties received rent from AmeriCold Logistics, the lessee and owner of business operations. In addition, the Company's 1999 equity in net income includes 12 months of income from nine and five Temperature-Controlled Logistics Properties that were acquired in June 1998 and July 1998, respectively;

         o an increase in equity in net income of the Residential Development Corporations of $9.4 million, or 28.1%, primarily as a result of
              (i) the increased sales activity at CDMC, primarily due to increased residential lot sales, which resulted in $5.1 million of incremental equity in net income to the Company; (ii) the increased lot sales and average price per lot sold and the sale of 16 acres at Houston Area Development, which resulted in $3.0 million of incremental equity in net income to the Company; (iii) an increase in sales activity at The Woodlands, which resulted in $1.6 million of incremental equity in net income to the Company;
              (iv) the increase in average sales price per lot at Desert Mountain with constant lot absorption between years, which resulted in $0.6 million of incremental equity in net income to the Company; and (v) a decrease in lot sales at Mira Vista, which resulted in a decrease of $0.9 million in equity in net income to the Company; and

         o an increase in equity in net income of the other unconsolidated companies of $4.0 million, or 363.6%, primarily attributable to the 7.5% dividend income from the $85.0 million preferred member interest in Metropolitan, which the Company purchased in May 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $39.0 million and $72.9 million at December 31, 2000 and December 31, 1999, respectively. This 46.5% decrease is attributable to $738.0 million used in financing activities, partially offset by $428.3 million and $275.7 million provided by investing and operating activities, respectively.

FINANCING ACTIVITIES

         The Company's use of cash for financing activities of $738.0 million is primarily attributable to:

         o payments under the Fleet Boston Financial ("Fleet Boston") (formerly BankBoston) Credit Facility of $510.0 million;

         o payments of $370.5 million of long-term debt, primarily attributable to payments of (i) $320.0 million on the Fleet Boston Term Note I, and (ii) $43.6 million for the retirement of the Metropolitan Life Note II;

         o    share repurchases of $281.5 million;

         o    distributions paid to common shareholders of $281.2 million;

         o debt financing costs of $18.6 million primarily related to capitalized financing costs in connection with the facility with UBS AG ("UBS Facility"), which was used to repay and retire the Fleet Boston Credit Facility and Fleet Boston Term Note I; and

         o    distributions paid to preferred shareholders of $13.5 million.

         The use of cash for financing activities is partially offset by:

         o    net borrowings under the UBS Facility of $553.4 million; and

         o net capital proceeds from joint ventures of $182.4 million, primarily due to net proceeds of $265.1 million from the sale of Class A Units to GMACCM partially offset by (i) $56.6 million used to redeem Class A Units, (ii) a preferred dividend of $15.7 million paid to GMACCM and (iii) distributions of $10.3 million to other joint venture partners.

INVESTING ACTIVITIES

         The Company's cash provided by investing activities of $428.3 million is attributable to:

         o $627.8 million of net sales proceeds primarily attributable to the disposition of Office, Resort/Hotel and Behavioral Healthcare Properties;

         o $75.9 million from return of investment in unconsolidated Office Properties, Residential Development Properties, and other unconsolidated companies; and

         o a decrease in restricted cash and cash equivalents of $5.9 million due to reimbursements for renovations at Greenway Plaza.

         The Company's cash provided by investing activities is partially offset by:

         o $112.4 million of additional investment in (i) the Residential Development Properties, primarily as a result of CDMC's investment in the Northstar-at-Tahoe resort, (ii) the Temperature-Controlled Logistics Properties, primarily as a result of recurring capital expenditures, expansion and new product space and (iii) other unconsolidated companies;

         o $68.5 million for recurring and non-recurring tenant improvement and leasing costs for the Office Properties;

         o $41.9 million for the development of investment properties, including expansions and renovations at the Resort/Hotel Properties of approximately $22.1 million;

         o $26.6 million for capital expenditures on rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

         o $22.0 million for the acquisition of land held for development in Houston; and

         o an increase of $9.9 million in notes receivable, primarily as a result of interest accrued in 2000 of approximately $5.1 million related to the COPI notes.

OPERATING ACTIVITIES

         The Company's cash provided by operating activities of $275.7 million is attributable to:

         o    $271.1 million from Property operations;

         o $11.3 million attributable to an increase in accounts payable, accrued liabilities and other liabilities primarily due to increased payables at Carter Burgess Plaza due to insurance reimbursements; and

         o $3.9 million representing distributions received from unconsolidated Office and Temperature-Controlled Logistics Properties in excess of equity in earnings.

         The cash provided by operating activities is partially offset by:

         o $10.6 million representing equity in earnings in excess of distributions received from unconsolidated Residential Development Properties and other unconsolidated companies.

PROPERTY DISPOSITIONS

         During the year ended December 31, 2000, the Company sold 11 Office Properties, one Resort/Hotel Property, 60 Behavioral Healthcare Properties and other assets. The sales generated net proceeds of approximately $641.2 million and a net gain of approximately $133.0 million.

Office Segment

         During the year ended December 31, 2000, the Company completed the sale of 11 wholly-owned Office Properties. The sale of the 11 Office Properties generated approximately $268.2 million of net proceeds. The proceeds were used primarily to pay down variable-rate debt. The Company recognized a net gain of approximately $35.8 million related to the sale of the 11 Office Properties during the year ended December 31, 2000.

Resort/Hotel Segment

         On November 3, 2000, the Company completed the sale of the Four Seasons Hotel - Houston. The sales price was approximately $105.0 million, $19.7 million of which was used to buy out the Property lease with COPI and the asset management contract, and for other transaction costs. The Company also used approximately $56.6 million to redeem Class A Units in Funding IX, through which the Company owned the Property, from GMACCM. The sale generated a net gain of approximately $28.7 million. See "Sale of Preferred Equity Interests in Subsidiary" below for a description of the ownership structure of Funding IX.

Behavioral Healthcare Properties

         The Company completed the sale of 60 of the 88 Behavioral Healthcare Properties held at December 31, 1999 during the year ended December 31, 2000. The sales generated approximately $233.7 million in net proceeds and a net gain of approximately $58.6 million for the year ended December 31, 2000. The net proceeds from the sale of the 60 Behavioral Healthcare Properties sold during the year ended December 31, 2000 were used primarily to pay down variable-rate debt.

         Subsequent to December 31, 2000, the Company sold two Behavioral Healthcare Properties. The sales generated approximately $6.1 million in net proceeds and a net loss of approximately $0.4 million. The Company also has entered into contracts or letters of intent to sell five additional Behavioral Healthcare Properties expected to generate in excess of $11.0 million in net proceeds by the end of the first quarter of 2001. The Company expects to use the net proceeds to pay down variable-rate debt.

OTHER ASSETS

         The Woodlands Commercial Properties Company, L.P., owned by the Company and Morgan Stanley Real Estate Fund II, L.P., completed the sale of its retail portfolio, consisting of the Company's four retail properties located in The Woodlands, on January 5, 2000. The sale generated approximately $42.7 million of net proceeds, of which the Company's portion was approximately $32.0 million. The sale generated a net gain of approximately $6.5 million, of which the Company's portion was approximately $4.9 million. The proceeds to the Company were used primarily to pay down variable-rate debt.

         During the year ended December 31, 2000, the Woodlands Commercial Properties Company, L.P. also sold four office/venture tech properties located within The Woodlands. The sale generated net proceeds of approximately $51.8 million, of which the Company's portion was approximately $22.0 million. The sale generated a net gain of approximately $11.8 million, of which the Company's portion was approximately $5.0 million. The proceeds were used primarily for working capital purposes.

CBHS

        As of December 31, 1999, the Company owned 88 Behavioral Healthcare Properties, all of which were leased by the Company to CBHS under a master lease. On February 16, 2000, CBHS and all of its subsidiaries that were subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. In connection with the CBHS bankruptcy, the master lease was terminated and CBHS ceased operations at all of the Behavioral Healthcare Properties.

         Payment and treatment of rent for the Behavioral Healthcare Properties was subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding. The Company received approximately $15.4 million in rent and interest from CBHS during the year ended December 31, 2000.

         The Company sold 60 Behavioral Healthcare Properties during the year ended December 31, 2000. As of December 31, 2000, the Company owned 28 Behavioral Healthcare Properties. See "Property Dispositions - Behavioral Healthcare Properties" above for further information regarding sales of the Behavioral Healthcare Properties.

TXU ENERGY SERVICE AGREEMENT

         On June 5, 2000, the Company entered into a five-year energy services agreement with TXU Energy Services ("TXU"), under which TXU will manage a full range of energy services on behalf of the Company. The agreement provides that TXU will consolidate, audit, and pay all utility bills, provide real-time metering technology and offer on-line access to customized utility management reports. In addition, TXU will manage supply-side services, including review of existing rate structure and negotiation and procurement of energy supply in competitive areas, and invest in energy efficiency and local management technologies. Furthermore, TXU will design, finance, and build energy-related projects on site-specific programs for the Company. The first phase of the agreement focuses on the Company's Class A Office Properties with future plans to incorporate the Company's Resort/Hotel Properties.

SHELF REGISTRATION STATEMENT

         On October 29, 1997, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the SEC relating to the future offering of up to an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets when considered appropriate. As of December 31, 2000, approximately $782.7 million was available under the Shelf Registration Statement for the issuance of securities.

SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY

         During the year ended December 31, 2000, the Company formed Funding IX and contributed seven Office Properties and two Resort/Hotel Properties to Funding IX. The Company owns 100% of the voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of December 31, 2000, the Company had sold $275.0 million of non-voting, redeemable preferred Class A Units in Funding IX to GMACCM and received net proceeds of $265.1 million. The Class A Units receive a preferred variable-rate dividend currently calculated at 30-day LIBOR plus 450 basis points, or approximately 11.12% per annum as of December 31, 2000, and are redeemable at the option of the Company at the original purchase price.

         As of December 31, 2000, the net proceeds of $265.1 million from the sale of the Class A Units had been used to repurchase 13,755,423 of the Company's outstanding common shares. See "Share Repurchase Program" below.

         The Company generally will use the proceeds from any joint venture or sale of a Property held by Funding IX to redeem the Class A Units. On November 3, 2000, the Company completed the sale of the Four Seasons Hotel - Houston for a sales price of approximately $105.0 million, and net proceeds of approximately $85.3 million. The Company used approximately $56.6 million of the net proceeds to redeem Class A Units in Funding IX, through which the Company owned the Property, from GMACCM. The Company used approximately $16.0 million of the remaining net proceeds to repurchase 713,200 of the Company's outstanding common shares and intends to use the remaining net proceeds to repurchase additional common shares. See "Share Repurchase Program" below. The repurchased common shares are consolidated as treasury shares in accordance with GAAP. However, these shares will be held in a wholly-owned subsidiary of the Company until the Class A Units are redeemed. Distributions will continue to be paid on the repurchased common shares and will be used to pay dividends on the Class A Units.

SHARE REPURCHASE PROGRAM

         On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of the Company's outstanding common shares from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"), in an amount not to exceed $500.0 million.

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

         The Company commenced its Share Repurchase Program in March 2000. During the year ended December 31, 2000, the Company repurchased 8,700,030 common shares in the open market at an average price of $20.77 per common share for an aggregate of approximately $180.7 million.

         In addition, during the year ended December 31, 2000, the Company purchased 5,809,180 of the Company's common shares at an average price of $17.62 per common share for an aggregate of approximately $102.3 million, fulfilling its obligation under the "Share Repurchase Agreement" with UBS AG ("UBS"). This amount includes 20,301 common shares purchased outside of the Share Repurchase Program in connection with a management incentive plan. See "Share Repurchase Agreement" below for a description of the agreement.

         The purchase of 13,775,709 of the common shares (20,286 of which have been retired) was financed primarily with the proceeds of the sale of Class A Units in Funding IX. The purchase of 713,200 of the common shares was funded with proceeds from the sale of the Four Seasons Hotel - Houston on November 3, 2000. See "Sale of Preferred Equity Interests in Subsidiary" above. The 14,488,909 common shares were purchased at an average price of $19.51 per common share for an aggregate of approximately $282.7 million.

SHARE REPURCHASE AGREEMENT

         On November 19, 1999, the Company entered into an agreement with UBS to purchase a portion of its common shares from UBS. As of December 31, 1999, the Company was obligated to purchase 4,789,580 common shares, or approximately $84.1 million of the Company's common shares. The agreement was amended on January 4, 2000, increasing the number of common shares the Company was obligated to purchase from UBS by January 4, 2001 to 5,809,180 common shares, or approximately $102.0 million of the Company's common shares (as amended, the "Share Repurchase Agreement"). The price the Company was obligated to pay for the common shares was calculated based on the average cost of the common shares purchased by UBS in connection with the Share Repurchase Agreement plus a return to UBS of 30-day LIBOR plus 250 basis points, minus an adjustment for the Company's distributions during the term of the Share Repurchase Agreement. The guaranteed rate of return to UBS under the agreement is equal to 30-day LIBOR plus 250 basis points.

         The Company had the option to settle the Share Repurchase Agreement in cash or common shares. During the year ended December 31, 2000, the Company purchased the 5,809,180 common shares from UBS at an average cost of $17.62 per common share for an aggregate of approximately $102.3 million under the Share Repurchase Agreement with UBS. The Company has no further obligation under the Share Repurchase Agreement. The purchases were funded primarily through the sale of Class A Units in Funding IX. See "Sale of Preferred Equity Interests in Subsidiary" above.

METROPOLITAN

         The Company's $85.0 million preferred member interest in Metropolitan at December 31, 2000, would equate to an approximately 20% equity interest. The investment has a cash flow preference of 7.5% until May 19, 2001 and may be redeemed by Metropolitan on or before May 19, 2001 for $85.0 million, plus an amount sufficient to provide a 9.5% internal rate of return to the Company. If Metropolitan does not redeem the preferred interest by May 19, 2001, the Company may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson Associates Realty Corporation at a conversion price of $24.61.

ASSET JOINT VENTURES

         The Company has entered into advisory agreements, pursuant to which investment advisory services are provided to the Company regarding the Company's joint venture strategy. The Company intends to hold a minority equity interest in certain joint ventured Properties and will continue to lease and manage these Properties.

COPI

         In connection with the formation and capitalization of COPI, the Company provided to COPI approximately $50.0 million in the form of cash contributions and loans to be used by COPI to acquire certain assets. The Company also made available to COPI a line of credit to be used by COPI to fulfill certain ongoing obligations associated with these assets. As of December 31, 2000, COPI had $37.7 million and $23.5 million outstanding under the line of credit and term loans, respectively, with the Company. During 2000, the Company amended the COPI loans to allow for the deferral of principal and interest payments through February 2001. Under the lease agreements for the Resort/Hotel Properties between the Company and COPI, the rent receivable balance at December 31, 2000 was approximately $12.7 million, of which approximately $5.8 million was over 30 days past due. During the first quarter of 2001, the Company allowed COPI to further extend payment of these obligations while exploring a potential transaction between the Company and COPI regarding the purchase of hotel leases and voting stock of the Residential Development Corporations.

LIQUIDITY REQUIREMENTS

         As of December 31, 2000, the Company had unfunded capital expenditures of approximately $179.7 million relating to expansion, construction, renovation and development projects. The table below specifies the Company's total capital expenditures, amounts funded to date, amounts remaining to be funded, short-term and long-term capital expenditures.

                                                                                        CAPITAL EXPENDITURES
                                                                                     --------------------------
(IN MILLIONS)                                TOTAL         AMOUNT        AMOUNT      SHORT-TERM     LONG-TERM
                                            PROJECT        FUNDED       REMAINING     (NEXT 12         (12+
             PROJECT                        COST(1)        TO DATE       TO FUND      MONTHS)(2)    MONTHS)(2)
----------------------------------------  ------------  ------------   ------------  ------------  ------------
OFFICE SEGMENT
      Avallon                             $       13.1  $       (5.7)  $        7.4  $        7.4  $         --
      Houston Center 5(3)                        117.5          (4.5)         113.0          45.2          67.8
                                          ------------  ------------   ------------  ------------  ------------
         Subtotal                         $      130.6  $      (10.2)  $      120.4  $       52.6  $       67.8

RESORT/HOTEL SEGMENT
      Renaissance Houston Hotel           $       15.5  $      (12.1)  $        3.4  $        3.4  $         --
      Hyatt Regency Beaver Creek                   6.9          (2.8)           4.1           4.1            --
                                          ------------  ------------   ------------  ------------  ------------
         Subtotal                         $       22.4  $      (14.9)  $        7.5  $        7.5  $         --

RESIDENTIAL DEVELOPMENT SEGMENT
      CDMC Northstar-at-Tahoe resort(4)   $       75.0  $      (31.7)  $       43.3  $       35.0  $        8.3
                                          ------------  ------------   ------------  ------------  ------------

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT
      Facility expansion and acquisition  $       10.0  $       (1.5)  $        8.5  $        8.5  $         --
                                          ------------  ------------   ------------  ------------  ------------

TOTAL                                     $      238.0  $      (58.3)  $      179.7  $      103.6  $       76.1
                                          ============  ============   ============  ============  ============

---------

(1)  All amounts are approximate.

(2) Reflects the Company's estimate of the breakdown between short-term and long-term capital expenditures.

(3) Excludes land cost of $7.5 million. Total estimated cost is $125.0 million. Construction of the planned 27-story, Class A office property of 577,000 net rentable square feet commenced on November 2, 2000, and is expected to be completed in the third quarter of 2002. The Company has leasing commitments for approximately 70% of the space. Of the total estimated development costs of the project, approximately $87.5 million is expected to be financed with long-term construction financing. The Company intends to bring in a joint venture equity partner as a co-owner of 5 Houston Center, and ultimately, to hold a 20% to 25% equity interest while continuing to manage and lease the property. The Company estimates that its total cash outlay for this project will be approximately $2.0 to $3.0 million.

(4) See "Residential Development Segment" above for a description of the Company's investment in the Northstar-at-Tahoe resort.

         The Company expects to fund its short-term capital expenditures of approximately $103.6 million and its obligations for debt that matures during 2001, of approximately $112.1 million, primarily through a combination of proceeds received from joint ventures, redeployment of capital returned from the Residential Development segment and additional or replacement debt financing.

         The Company expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring capital expenditures, non-recurring capital expenditures, such as tenant improvement and leasing costs, and distributions to shareholders and unitholders, primarily through cash flow provided by operating activities. To the extent that the Company's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Company expects to finance such requirements with available cash, property sales, proceeds received from joint ventures, additional borrowings under the UBS Line of Credit or additional debt financing.

         The Company expects to fund its long-term capital expenditures of approximately $76.1 million primarily through long-term construction financing and additional borrowings. The Company's other long-term liquidity requirements consist primarily of maturities under the Company's fixed and variable-rate debt, which totaled approximately $2.2 billion as of December 31, 2000. The Company expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives.

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

     o Additional debt secured by existing underleveraged properties, investment properties, or by investment property acquisitions or developments; and

     o    Joint venture arrangements.

REIT QUALIFICATION

         The Company intends to maintain its qualification as a REIT under
Section 856(c) of the Code. As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 95% (90% beginning in 2001) of its REIT taxable income to its shareholders.

         On December 17, 1999, President Clinton signed into law the REIT Modernization Act which became effective January 1, 2001, and contains a provision that would permit the Company to own and operate certain types of investments that are currently owned by COPI. The Company is continuing discussions with COPI with respect to a restructuring transaction related to certain investments as a result of the REIT Modernization Act. Among other provisions, the new legislation would allow the Company, through its subsidiaries, to own and operate certain Residential Development Corporations and lease certain Resort/Hotel Properties currently owned and operated or leased by COPI.

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Company's primary debt financing arrangements existing as of December 31, 2000 are shown below (dollars in thousands):

                                                                          INTEREST                                  BALANCE
                                                                           RATE AT                               OUTSTANDING AT
                                                           MAXIMUM       DECEMBER 31,        EXPIRATION           DECEMBER 31,
                    DESCRIPTION                          BORROWINGS         2000                DATE                  2000
-----------------------------------------------------  ----------------  ------------   ----------------------   ---------------
SECURED FIXED RATE DEBT:
   AEGON Note(1)                                           $   274,320          7.53%         July 2009               $ 274,320
   LaSalle Note I(2)                                           239,000          7.83         August 2027                239,000
   JP Morgan Mortgage Note(3)                                  200,000          8.31        October 2016                200,000
   LaSalle Note II(4)                                          161,000          7.79         March 2028                 161,000
   CIGNA Note(5)                                                63,500          7.47        December 2002                63,500
   Metropolitan Life Note V(6)                                  39,219          8.49        December 2005                39,219
   Northwestern Life Note(7)                                    26,000          7.66        January 2003                 26,000
   Metropolitan Life Note I(8)                                   9,263          8.88       September 2001                 9,263
   Nomura Funding VI Note(9)                                     8,330         10.07          July 2020                   8,330
   Rigney Promissory Note(10)                                      688          8.50        November 2012                   688
                                                           -----------   -----------                                -----------
     Subtotal/Weighted Average                             $ 1,021,320          7.86%                               $ 1,021,320
                                                           -----------   -----------                                -----------

SECURED VARIABLE RATE DEBT(11):
   UBS Term Loan II(12)                                    $   326,677          9.46%       February 2004           $   326,677
   Fleet Boston Term Note II(13)                               200,000         10.63         August 2003                200,000
   UBS Term Loan I(12)                                         146,775          9.20        February 2003               146,775
   SFT Whole Loans, Inc. Note(14)                               97,123          8.57       September 2001                97,123
   UBS Line of Credit(12)(15)                                  247,396          9.20        February 2003                80,000
                                                           -----------   -----------                                -----------
     Subtotal/Weighted Average                             $ 1,017,971          9.56%                               $   850,575
                                                           -----------   -----------                                -----------

UNSECURED FIXED RATE DEBT:
   Notes due 2007(16)                                      $   250,000          7.50%      September 2007           $   250,000
   Notes due 2002(16)                                          150,000          7.00       September 2002               150,000
                                                           -----------   -----------                                -----------
     Subtotal/Weighted Average                             $   400,000          7.31%                               $   400,000
                                                           -----------   -----------                                -----------
     TOTAL/WEIGHTED AVERAGE                                $ 2,439,291          8.40%(17)                           $ 2,271,895
                                                           ===========   ===========                                ===========


----------
(1) The outstanding principal balance of this note at maturity will be approximately $224.1 million. This note is secured by the Greenway Plaza Office Properties. The note agreement requires the Company to maintain compliance with a number of customary covenants, including maintaining the Properties that secure the note and not creating any lien with respect to or otherwise encumbering such Properties.

(2) The note has a seven-year period during which only interest is payable (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity. In August 2007, the interest rate will increase, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220.5 million. LaSalle Note I is secured by Properties owned by Crescent Real Estate Funding I, L.P. ("Funding I") (See "Note 1. Organization and Basis of Presentation" included in "Item 8. Financial Statements and Supplementary Data"). The note agreement restricts Funding I from engaging in certain activities, including incurring liens on the Properties securing the note, pledging the Properties securing the note, incurring certain other indebtedness, canceling a material claim or debt owed to it, entering into certain transactions, distributing funds derived from operation of the Properties securing the note (except as specifically permitted in the note agreement), or creating easements with respect to the Properties securing the note.

(3) At the end of seven years (October 2006), the interest rate will adjust based on current interest rates at that time. It is the Company's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $177.8 million.

(4) The note has a seven-year period during which only interest is payable (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity. In March 2006, the interest rate will increase, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154.1 million. LaSalle Note II is secured by Properties owned by Crescent Real Estate Funding II, L.P. ("Funding II") (See "Note 1. Organization and Basis of Presentation" included in "Item 8. Financial Statements and Supplementary Data"). The note agreement restricts Funding II from engaging in certain activities, including incurring liens on the Properties securing the note, pledging the Properties securing the note, incurring certain other indebtedness, canceling a material claim or debt owed to it, entering into certain affiliate transactions, distributing funds derived from operation of the Properties securing the note (except as specifically permitted in the note agreement), or creating easements with respect to the Properties securing the note.

(5) The note requires payments of interest only during its term. The CIGNA Note is secured by the MCI Tower and Denver Marriott City Center Resort/Hotel Property. The note agreement has no negative covenants. The deed of trust requires the Company to maintain the Properties that secure the note, and requires approval to grant liens, transfer the Properties, or issue new leases.

(6) The Metropolitan Life Note V requires monthly principal and interest payments based on a 25-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The note is secured by the Datran Center Office Property. The note agreement requires the Company to maintain compliance with a number of customary covenants, including maintaining the Property that secures the note and not creating any lien with respect to or otherwise encumbering such Property.

(7) The note requires payments of interest only during its term. The Northwestern Life Note is secured by the 301 Congress Avenue Office Property. The note agreement requires the Company to maintain compliance with a number of customary covenants, including maintaining the Property that secures the note and not creating any lien with respect to or otherwise encumbering such Property.

(8) The note requires monthly payments of principal and interest based on 20-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Metropolitan Note I is secured by five of The Woodlands Office Properties. The note agreement has no negative covenants.

(9) The note was assumed in connection with an acquisition and was not subsequently retired by the Company because of prepayment penalties. Under the terms of the note, principal and interest are payable based on a 25-year amortization schedule. The Company has the option to defease the note by purchasing Treasury obligations in an amount sufficient to pay the note without penalty. The Nomura Funding VI Note is secured by Canyon Ranch-Lenox, the Property owned by Crescent Real Estate Funding VI, L.P. ("Funding VI") (see "Note 1. Organization and Basis of Presentation" included in "Item 8. Financial Statements and Supplementary Data"). In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty at that date. The note agreement requires Funding VI to maintain compliance with a number of customary covenants, including a debt service coverage ratio for the Property that secures the note, a restriction on the ability to transfer or encumber the Property that secures the note, and covenants related to maintaining its single purpose nature, including restrictions on ownership by Funding VI of assets other than the Property that secures the note, restrictions on the ability to incur indebtedness and make loans, and restrictions on operations.

(10) The note requires quarterly payments of principal and interest based on a 15-year amortization schedule through maturity, at which time the outstanding principal balance is due and payable. The Rigney Promissory
     Note is secured by a parcel of land owned by the Company and located across from an Office Property. The note agreement has no negative covenants.

(11) For the method of calculation of the interest rate for the Company's variable-rate debt, see "Note 7. Notes Payable and Borrowings under the UBS Facility" included in "Item 8. Financial Statements and Supplementary Data."

(12) The UBS Facility was entered into effective January 31, 2000 and amended on May 10, 2000 and May 18, 2000. As amended, the UBS Facility consists of three tranches: the UBS Line of Credit, the UBS Term Loan and the UBS Term Loan II. For a description of the UBS Facility, see "Liquidity and Capital Resources - UBS Facility," below.

(13) This loan is secured by partnership interests in two pools of assets that also secure the LaSalle Note I and the LaSalle Note II. The term loan requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness and distributions, limitations on additional investments and the incurrence of additional liens, restrictions on real estate development activity and a minimum net worth requirement.

(14) The note bears interest at the rate of LIBOR plus 175 basis points and requires payment of interest only during its term. The SFT Whole Loans, Inc. Note is secured by Fountain Place. The note agreement requires that the Company maintain compliance with customary covenants including maintaining the Property that secures the note.

(15) Maximum borrowings is calculated based on borrowing capacity at December 31, 2000, and cannot exceed $300.0 million.

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

(17) The overall weighted average interest rate does not include the effect of the Company's cash flow hedge agreements. However, there was no significant effect on the Company's overall weighted average interest rate as a result of the Company's cash flow hedge agreements.

         Below are the aggregate principal amounts due as of December 31, 2000 under the UBS Facility and other indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.

                 SECURED     UNSECURED    TOTAL
                ----------  ----------  ----------
  (in thousands)
2001            $  112,091  $       --  $  112,091
2002                73,913     150,000     223,913
2003               467,835          --     467,835
2004               343,534          --     343,534
2005                53,863          --      53,863
Thereafter         820,659     250,000   1,070,659
                ----------  ----------  ----------
                $1,871,895  $  400,000  $2,271,895
                ==========  ==========  ==========

         The Company has approximately $112.1 million of principal on secured debt payable during 2001, consisting primarily of the SFT Whole Loans, Inc. Note and the Metropolitan Life Note I, which are expected to be funded through replacement debt financing.

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

         Debt service coverage ratios for a particular period are generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The calculation of the debt service coverage ratio for the UBS Facility is calculated using the method described above, including certain pro forma adjustments and debt from unconsolidated entities. As of December 31, 2000, the Company was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt.

UBS FACILITY

         On February 4, 2000, the Company repaid and retired the Company's prior line of credit with Fleet Boston and the Fleet Boston Term Note I primarily with the proceeds of the UBS Facility. The UBS Facility is a secured, variable-rate facility that is currently funded by a syndicate of 23 banks and institutions led by UBS and Fleet Boston. The borrowing capacity under the UBS Facility is currently limited to $720.8 million. The UBS Facility was entered into effective January 31, 2000 and amended on May 10, 2000 and May 18, 2000, and, as amended, consists of three tranches: the UBS Line of Credit, a three-year $300.0 million revolving line of credit (currently limited to $247.3 million of borrowing capacity); the UBS Term Loan I, a $146.8 million three-year term loan; and the UBS Term Loan II, a $326.7 million four-year term loan. Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at December 31, 2000, were approximately $80.0 million, $146.8 million and $326.7 million, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. As of December 31, 2000, the interest rate on the UBS Line of Credit and UBS Term Loan I was 9.20%, and the interest rate on the UBS Term Loan II was 9.46%. The weighted average interest rate on the UBS Line of Credit for the year ended December 31, 2000 was 8.91%. During the year ended December 31, 2000, the Company sold six Office Properties securing the UBS Facility. The net proceeds of the sale of these Properties were used to repay amounts outstanding under the UBS Facility. As of December 31, 2000, the UBS Facility was secured by 25 Office Properties and four Resort/Hotel Properties. The UBS Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on allocated property values and debt service coverage ratios, and, with respect solely to Crescent Real Estate Funding VIII, L.P., limitations on additional secured and total indebtedness, distributions, additional investments and the incurrence of additional liens. The Company was in compliance with all covenants related to the UBS Facility for the December 31, 2000 reporting period.

         In connection with the retirement of the Fleet Boston Credit Facility and the Fleet Boston Term Note I, the Company wrote off $3.9 million of deferred financing costs, which are included in Extraordinary Item - Extinguishment of Debt.

CASH FLOW HEDGING TRANSACTIONS

         The Company does not use derivative financial instruments for trading purposes, but utilizes them to manage exposure to variable-rate debt. The Company accounts for its derivative instruments under SFAS No. 133, which was adopted in the third quarter of 1999.

         The Company has entered into three cash flow hedge agreements, all of which are designated as cash flow hedges of LIBOR-based interest payments, made by the Company during each month, that repriced closest to two London Banking Days prior to the designated reset dates of each hedge agreement. The Company uses the cumulative approach, as described in Derivatives Implementation Group ("DIG") Issue E8, to assess effectiveness of the cash flow hedges. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133. The measurement of hedge ineffectiveness will be based on the cumulative dollar offset method. Under this method, the Company will compare the changes in the floating rate leg of each cash flow hedge to the floating rate cash flows of the hedged items. The cash flow hedges are expected to be highly effective. Changes in the fair value of these highly effective hedging instruments are to be recorded in comprehensive income. The effective portion that has been deferred in comprehensive income will be reclassified to earnings when the hedged items impact earnings. If any of the cash flow hedges fall outside 80%-125% effectiveness, all changes in the fair value of those cash flow hedges will be recognized in earnings during the current period.

         On September 1, 1999, the Company entered into a four-year cash flow hedge agreement with Salomon Brothers Holding Company, Inc. ("Salomon") for a notional amount of $200.0 million. The Company designates the agreement as a cash flow hedge of the LIBOR-based interest payments, made by the Company during each month, that repriced closest to two London Banking Days prior to the first of September, December, March and June through September 1, 2003 that, in the aggregate for each period, are payments on $200.0 million principal of its then existing LIBOR indexed floating rate loans. The cash flow hedge can be matched against $200.0 million of the designated pool of variable-rate LIBOR indexed debt principal. During the year ended December 31, 2000, the cash flow hedge agreement with Salomon resulted in a reduction of approximately $0.6 million of interest expense. As of December 31, 2000, the fair value of the cash flow hedge was approximately ($2.2) million.

         Effective February 4, 2000, the Company entered into a three-year cash flow hedge agreement with Fleet Boston, for a notional amount of $200.0 million. The Company designates the agreement as a cash flow hedge of the LIBOR-based interest payments, made by the Company during each month, that repriced closest to two London Banking Days prior to the third of every month through February 3, 2003 that, in the aggregate for each month, are payments on $200.0 million principal of its then existing LIBOR indexed floating rate loans. The cash flow hedge can be matched against $200.0 million of the designated pool of variable-rate LIBOR indexed debt principal. During the year ended December 31, 2000, the cash flow hedge agreement with Fleet Boston resulted in approximately $1.2 million of additional interest expense. As of December 31, 2000, the fair value of the cash flow hedge was approximately ($5.9) million.

         Effective April 18, 2000, the Company entered into a four-year cash flow hedge agreement with Fleet Boston, for a notional amount of $100.0 million. The Company designates the agreement as a cash flow hedge of the LIBOR-based interest payments, made by the Company during each month, that repriced closest to two London Banking Days prior to the 18th of every month through April 18, 2004 that, in the aggregate for each month, are payments on $100.0 million principal of its then existing LIBOR indexed floating rate loans. The cash flow hedge can be matched against $100.0 million of the designated pool of variable-rate LIBOR indexed debt principal. Fleet Boston has an option to terminate the agreement at the end of the third year of the agreement. Since Fleet Boston has the option to terminate the cash flow hedge early, any changes in the time value of the cash flow hedge will be recorded through earnings. During the year ended December 31, 2000, the cash flow hedge agreement with Fleet Boston resulted in approximately $0.4 million of additional interest expense. As of December 31, 2000, the fair value of the cash flow hedge was approximately ($3.5) million.

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

         NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events, except for (i) those that are defined as "extraordinary items" under GAAP and
(ii) gains or losses from sales of depreciable operating property. The Company has adopted the revised definition of FFO effective as of January 1, 2000. Under the prior definition of FFO, for the year ended December 31, 1999, FFO was approximately $355.8 million, which excluded $15.0 million paid in connection with the settlement and release of all claims between the Company and Station arising out of the agreement and plan of merger between the Company and Station. Because this settlement is not considered an "extraordinary item" under GAAP, FFO for the year ended December 31, 1999 would have been approximately $340.8 million, which would have included the $15.0 million settlement payment, if the revised definition of FFO had been in effect. The Company considers FFO an appropriate measure of performance for an equity REIT, and for its investment segments. However, FFO:

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

         The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the year ended December 31, 2000 and 1999 were $281.2 million and $298.1 million, respectively.

         An increase or decrease in FFO does not necessarily result in an increase or decrease in aggregate distributions because the Company's Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary for the Company to maintain REIT status. However, the Company must distribute 95% (90% beginning in 2001) of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders and unitholders although not necessarily on a proportionate basis.

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

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND SHARES/UNITS IN THOUSANDS)

                                                              FOR THE YEAR
                                                           ENDED DECEMBER 31,
                                                         ---------------------
                                                           2000        1999
                                                         ---------   ---------
Net income                                               $ 248,122   $  10,959
Adjustments to reconcile net income to
  funds from operations:
    Depreciation and amortization of real estate assets    119,999     128,403
    Gain on rental property sales, net                    (128,355)     16,361
    Settlement of merger dispute                                --      15,000
    Impairment and other charges related to
      the behavioral healthcare assets                       9,349     136,435
    Extraordinary item - extinguishment of debt              3,928          --
    Adjustment for investments in real estate mortgages
      and equity of unconsolidated companies:
       Office Properties                                     4,973       6,110
       Temperature-Controlled Logistics Properties          26,131      22,400
       Residential Development Properties                   25,130      31,725
       Other                                                    --         611
    Unitholder minority interest                            31,120       1,273
    6 3/4% Series A Preferred Share distributions          (13,500)    (13,500)
                                                         ---------   ---------
Funds from operations - old definition (1)(2)            $ 326,897   $ 355,777
Settlement of merger dispute                                    --     (15,000)
                                                         ---------   ---------
Funds from operations - new definition(1)(2)             $ 326,897   $ 340,777
                                                         =========   =========

Investment Segments:
    Office Segment                                       $ 361,574   $ 367,830
    Resort/Hotel Segment                                    71,446      64,079
    Residential Development Segment                         78,600      74,597
    Temperature-Controlled Logistics Segment                33,563      37,439
    Corporate and other adjustments:
       Interest expense                                   (203,197)   (192,033)
       6 3/4% Series A Preferred Share distributions       (13,500)    (13,500)
       Other(3)(4)                                          22,484      33,639
       Corporate general & administrative                  (24,073)    (16,274)
                                                         ---------   ---------
Funds from operations - old definition                   $ 326,897   $ 355,777
    Settlement of merger dispute                                --     (15,000)
                                                         ---------   ---------
Funds from operations - new definition(1)(2)             $ 326,897   $ 340,777
                                                         =========   =========

Basic weighted average shares                              113,524     122,876
                                                         =========   =========
Diluted weighted average shares/units(5)                   128,732     137,892
                                                         =========   =========

-----------

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

(4) For purposes of this schedule, the Behavioral Healthcare Properties' financial information has been included in this line item.

(5) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Company's basic weighted average shares to the diluted weighted average shares/units presented above:

                                                             FOR THE YEAR
                                                            ENDED DECEMBER 31,
                                                         -----------------------
(SHARES/UNITS IN THOUSANDS)                                 2000         1999
                                                         ----------   ----------
Basic weighted average shares:                              113,524      122,876
Add: Weighted average units                                  14,011       13,079
     Share and unit options                                   1,197        1,674
     Forward Share Purchase Agreement                            --          263
                                                         ----------   ----------
Diluted weighted average shares/units                       128,732      137,892
                                                         ==========   ==========

RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------    --------------
                                                                     2000            1999
                                                                -------------    --------------
Funds from operations - new definition                           $    326,897    $    340,777
Adjustments:
   Depreciation and amortization of non-real estate assets              2,646           2,311
   Amortization of deferred financing costs                             9,497          10,283
   Other charges related to the behavioral
     healthcare assets                                                     --         (32,223)
   Minority interest in joint ventures profit and depreciation
     and amortization                                                  21,076           2,054
   Gain on sale of undeveloped land                                      (577)             --
   Adjustment for investments in real estate mortgages
     and equity of unconsolidated companies                           (56,234)        (60,846)
   Change in deferred rent receivable                                  (8,504)           (636)
   Change in current assets and liabilities                           (25,956)         38,241
   Distributions received in excess of earnings from
     unconsolidated companies                                           3,897          30,289
   Equity in earnings in excess of distributions received from
     unconsolidated companies                                         (10,641)         (7,808)
   6 3/4% Series A Preferred Share distributions                       13,500          13,500
   Non-cash compensation                                                  114             118
                                                                 ------------    ------------
Net cash provided by operating activities                        $    275,715    $    336,060
                                                                 ============    ============

HISTORICAL RECURRING OFFICE PROPERTY CAPITAL EXPENDITURES,
TENANT IMPROVEMENT AND LEASING COSTS

         The following table sets forth annual and per square foot recurring capital expenditures (excluding those expenditures which are recoverable from tenants) and tenant improvement and leasing costs for the years ended December 31, 2000, 1999 and 1998, attributable to signed leases, all of which have commenced or will commence during the next twelve months (i.e., the renewal or replacement tenant began or will begin to pay rent) for the Office Properties consolidated in the Company's financial statements during each of the periods presented. Tenant improvement and leasing costs for signed leases during a particular period do not necessarily equal the cash paid for tenant improvement and leasing costs during such period due to timing of payments.

                                                        2000                1999                1998
                                                     ----------          ----------          ----------
CAPITAL EXPENDITURES:
    Capital Expenditures (in thousands)              $    9,199          $    6,048          $    5,107
    Per square foot                                  $     0.33          $     0.19          $     0.16
TENANT IMPROVEMENT AND LEASING COSTS:(1)
    Replacement Tenant Square Feet                    1,126,394           1,259,660             850,325
    Renewal Tenant Square Feet                        1,490,930           1,385,911             923,854
    Tenant Improvement Costs (in thousands)          $   16,541          $   14,339          $    8,552
    Per square foot leased                           $     6.32          $     5.42          $     4.82
    Tenant Leasing Costs (in thousands)              $   11,621          $    7,804          $    5,358
    Per square foot leased                           $     4.44          $     2.95          $     3.02
    Total (in thousands)                             $   28,162          $   22,143          $   13,910
       Total per square foot                         $    10.76          $     8.37          $     7.84
       Average lease term                             5.1 years           4.5 years           5.4 years
       Total per square foot per year                $     2.10          $     1.87          $     1.44

----------

(1) Excludes leasing activity for leases that have less than a one-year term (i.e., storage and temporary space).

         Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to be made in the Company's Office Property portfolio. The Company maintains an active preventive maintenance program in order to minimize required capital improvements. In addition, certain capital improvement costs are recoverable from tenants.

         Tenant improvement and leasing costs also may fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease (renewal or replacement tenant), the involvement of external leasing agents and overall competitive market conditions. Management believes that future recurring tenant improvements and leasing costs for the Company's existing Office Properties will approximate on average for "renewal tenants" $6.00 to $10.00 per square foot, or $1.20 to $2.00 per square foot per year based on an average five-year lease term, and, on average for "replacement tenants," $12.00 to $16.00 per square foot, or $2.40 to $3.20 per square foot per year based on an average five-year lease term.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's use of financial instruments, such as debt instruments, subject the Company to market risk which may affect the Company's future earnings and cash flows as well as the fair value of its assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. The Company manages its market risk by attempting to match anticipated inflow of cash from its operating, investment and financing activities with anticipated outflow of cash to fund debt payments, distributions to shareholders, investments, capital expenditures and other cash requirements. The Company also enters into derivative financial instruments such as interest rate swaps to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable-rate debt. The Company does not enter into derivatives or other financial instruments for trading purposes.

         The following discussion of market risk is based solely on hypothetical changes in interest rates related to the Company's variable-rate debt. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.

INTEREST RATE RISK

         The Company's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Company had total outstanding debt of approximately $2.3 billion at December 31, 2000, of which approximately $0.4 billion, or approximately 15%, was unhedged variable-rate debt. The weighted average interest rate on such variable-rate debt was 9.19% as of December 31, 2000. A 10% (91.9 basis point) increase in the weighted average interest rate on such variable-rate debt would result in an annual decrease in net income and cash flows of approximately $3.2 million based on the unhedged variable-rate debt outstanding as of December 31, 2000, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (91.9 basis point) decrease in the weighted average interest rate on such unhedged variable-rate debt would result in an annual increase in net income and cash flows of approximately $3.2 million based on the unhedged variable rate debt outstanding as of December 31, 2000, as a result of the decreased interest expense associated with the change in rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                       PAGE
                                                                                                       ----
Report of Independent Public Accountants...............................................................  57

Consolidated Balance Sheets at December 31, 2000 and 1999..............................................  58

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.............  59

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998...  60

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.............  61

Notes to Consolidated Financial Statements.............................................................  62

Schedule III Consolidated Real Estate Investments and Accumulated Depreciation ........................  92

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Trust Managers of Crescent Real Estate Equities Company:

We have audited the accompanying consolidated balance sheets of Crescent Real Estate Equities Company and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crescent Real Estate Equities Company and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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


                                            ARTHUR ANDERSEN LLP

Dallas, Texas,
February 22, 2001

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                          DECEMBER 31,    DECEMBER 31,
                                                                              2000            1999
                                                                          ------------    ------------
ASSETS:
 Investments in real estate:
   Land                                                                   $    310,301    $    398,754
   Land held for development or sale                                           116,480          95,760
   Building and improvements                                                 3,201,332       3,529,344
   Furniture, fixtures and equipment                                            62,802          71,716
   Less -  accumulated depreciation                                           (564,805)       (507,520)
                                                                          ------------    ------------
             Net investment in real estate                                $  3,126,110    $  3,588,054

   Cash and cash equivalents                                                    38,966          72,926
   Restricted cash and cash equivalents                                         94,568          87,939
   Accounts receivable, net                                                     42,200          37,204
   Deferred rent receivable                                                     82,775          74,271
   Investments in real estate mortgages and equity
       of unconsolidated companies                                             845,317         812,494
   Notes receivable, net                                                       141,407         131,542
   Other assets, net                                                           160,426         146,131
                                                                          ------------    ------------
               Total assets                                               $  4,531,769    $  4,950,561
                                                                          ============    ============


LIABILITIES:
   Borrowings under Fleet Boston Credit Facility                          $         --    $    510,000
   Borrowings under UBS Facility                                               553,452              --
   Notes payable                                                             1,718,443       2,088,929
   Accounts payable, accrued expenses and other liabilities                    191,042         170,984
                                                                          ------------    ------------
              Total liabilities                                           $  2,462,937    $  2,769,913
                                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
  Operating partnership, 6,995,823 and 6,975,952 units,
       respectively                                                       $    100,586    $     99,226
  Investment joint ventures                                                    236,919          24,648
                                                                          ------------    ------------
              Total minority interests                                    $    337,505    $    123,874
                                                                          ------------    ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par value, authorized 100,000,000 shares:
   6 3/4% Series A Convertible Cumulative Preferred Shares,
      liquidation preference $25.00 per share
      8,000,000 shares issued and outstanding at December 31, 2000
      and December 31, 1999, respectively                                 $    200,000    $    200,000
  Common shares, $.01 par value, authorized 250,000,000 shares,
      121,818,653, and 121,537,353 shares issued and outstanding
      at December 31, 2000 and December 31, 1999, respectively                   1,211           1,208
   Additional paid-in capital                                                2,221,531       2,229,680
   Deferred compensation on restricted shares                                       --             (41)
   Retained deficit                                                           (402,337)       (386,532)
   Accumulated other comprehensive income                                       (6,734)         12,459
                                                                          ------------    ------------
                                                                          $  2,013,671    $  2,056,774
   Less - shares held in treasury, at cost, 14,468,623 common
      shares at December 31, 2000                                             (282,344)             --
                                                                          ------------    ------------
              Total shareholders' equity                                  $  1,731,327    $  2,056,774
                                                                          ------------    ------------

              Total liabilities and shareholders' equity                  $  4,531,769    $  4,950,561
                                                                          ============    ============

   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                          2000          1999          1998
                                                                       ----------    ----------    ----------
REVENUES:
   Office properties                                                   $  606,040    $  614,493    $  563,005
   Resort/Hotel properties                                                 72,114        65,237        53,355
   Behavioral healthcare properties                                        15,367        41,091        55,295
   Interest and other income                                               24,884        25,458        26,688
                                                                       ----------    ----------    ----------
          Total revenues                                               $  718,405    $  746,279    $  698,343
                                                                       ----------    ----------    ----------

EXPENSES:
   Real estate taxes                                                   $   83,939    $   84,401    $   75,076
   Repairs and maintenance                                                 39,024        44,024        41,160
   Other rental property operating                                        127,078       128,723       126,733
   Corporate general and administrative                                    24,073        16,274        16,264
   Interest expense                                                       203,197       192,033       152,214
   Amortization of deferred financing costs                                 9,497        10,283         6,486
   Depreciation and amortization                                          123,839       131,657       118,082
   Settlement of merger dispute                                                --        15,000            --
   Write-off of costs associated with unsuccessful acquisitions                --            --        18,435
   Carrying value in excess of market value of
      asset held for sale                                                      --        16,800            --
   Impairment and other charges related to the
      behavioral healthcare assets                                          9,349       162,038            --
                                                                       ----------    ----------    ----------
          Total expenses                                               $  619,996    $  801,233    $  554,450
                                                                       ----------    ----------    ----------

         Operating income (loss)                                       $   98,409    $  (54,954)   $  143,893

OTHER INCOME AND EXPENSE:
   Equity in net income of unconsolidated
    companies:
         Office properties                                                  3,164         5,265         4,159
         Temperature-controlled logistics properties                        7,432        15,039           512
         Residential development properties                                53,470        42,871        33,517
         Other                                                             11,645         5,122         1,129
                                                                       ----------    ----------    ----------
  Total equity in net income of unconsolidated companies               $   75,711    $   68,297    $   39,317

  Gain on property sales, net                                             128,932            --            --
                                                                       ----------    ----------    ----------
         Total other income and expense                                $  204,643    $   68,297    $   39,317
                                                                       ----------    ----------    ----------

INCOME BEFORE MINORITY INTERESTS                                       $  303,052    $   13,343    $  183,210
  AND EXTRAORDINARY ITEM
   Minority interests                                                     (51,002)       (2,384)      (17,610)
                                                                       ----------    ----------    ----------

NET INCOME BEFORE EXTRAORDINARY ITEM                                   $  252,050    $   10,959    $  165,600
   Extraordinary item - extinguishment of debt                             (3,928)           --            --
                                                                       ----------    ----------    ----------

NET INCOME                                                             $  248,122    $   10,959    $  165,600

  6 3/4% Series A Preferred Share distributions                           (13,500)      (13,500)      (11,700)
  Share repurchase agreement return                                        (2,906)         (583)           --
  Forward share purchase agreement return                                      --        (4,317)       (3,316)
                                                                       ----------    ----------    ----------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                     $  231,716    $   (7,441)   $  150,584
                                                                       ==========    ==========    ==========



BASIC EARNINGS PER SHARE DATA:
   Net income (loss) before extraordinary item                         $     2.08    $    (0.06)   $     1.26
   Extraordinary item - extinguishment of debt                              (0.03)           --            --
                                                                       ----------    ----------    ----------

   Net income (loss) - basic                                           $     2.05    $    (0.06)   $     1.26
                                                                       ==========    ==========    ==========

DILUTED EARNINGS PER SHARE DATA:
   Net income before extraordinary item                                $     2.05    $    (0.06)   $     1.21
   Extraordinary item - extinguishment of debt                              (0.03)           --            --
                                                                       ----------    ----------    ----------

   Net income (loss) - diluted                                         $     2.02    $    (0.06)   $     1.21
                                                                       ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                            CONSOLIDATED STATEMENTS
                            OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                    PREFERRED SHARES              TREASURY SHARES              COMMON SHARES
                                               --------------------------    -------------------------   --------------------------
                                                  SHARES       NET VALUE       SHARES        PAR VALUE        SHARES      PAR VALUE
                                               -------------  -----------    ----------  -------------   -------------  -----------
SHAREHOLDERS' EQUITY, December 31, 1997                   --  $        --            --  $          --     117,977,907  $     1,179

   Issuance of Common Shares                              --           --            --             --       2,651,732           27

   Issuance of Preferred Shares                   14,948,734      425,000            --             --              --           --

   Exercise of Common Share Options                       --           --            --             --          52,164           --

   Cancellation of Restricted Shares                      --           --            --             --          (6,638)          --

   Amortization of Deferred Compensation                  --           --            --             --              --           --

   Issuance of Common Shares in Exchange for
      Operating Partnership Units                         --           --            --             --         286,792            3

   Settlement of Equity Swap Agreement                    --           --            --             --      (6,659,254)         (67)

   Preferred Share Conversion                     (6,948,734)    (225,000)           --             --       8,400,582           84

   Forward Share Purchase Agreement                       --           --            --             --       1,852,162           19

   Dividends Paid                                         --           --            --             --              --           --

   Net Income                                             --           --            --             --              --           --

   Unrealized Net Loss on Available-For-Sale
      Securities                                          --           --            --             --              --           --
                                               -------------  -----------  ------------  -------------   -------------  -----------


SHAREHOLDERS' EQUITY, December 31, 1998            8,000,000  $   200,000            --  $          --     124,555,447  $     1,245

   Issuance of Common Shares                              --           --            --             --         168,140            1

   Exercise of Common Share Options                       --           --            --             --       2,899,960           24

   Cancellation of Restricted Shares                      --           --            --             --            (216)          --

   Amortization of Deferred Compensation                  --           --            --             --              --           --

   Issuance of Common Shares in Exchange
      for Operating Partnership Units                     --           --            --             --         453,828            4

   Preferred Share Conversion Adjustment                  --           --            --             --          12,356           --

   Forward Share Purchase Agreement                       --           --            --             --         747,598            7

   Settlement of Forward Share Purchase
      Agreement                                           --           --            --             --      (7,299,760)         (73)

   Dividends Paid                                         --           --            --             --              --           --

   Net Loss                                               --           --            --             --              --           --

   Unrealized Net Gain on Available-For-Sale
      Securities                                          --           --            --             --              --           --

   Unrealized Net Gain on Cash Flow Hedges                --           --            --             --              --           --

                                               -------------  -----------  ------------  -------------   -------------  -----------

SHAREHOLDERS' EQUITY,  December 31, 1999           8,000,000  $   200,000            --  $          --     121,537,353  $     1,208

    Issuance of Common Shares                             --           --            --             --           5,762           --

    Exercise of Common Share Options                      --           --            --             --         208,700            2

    Preferred Equity Issuance Cost                        --           --            --             --              --           --

    Issuance of Shares in Exchange for
       Operating Partnership Units                        --           --            --             --          87,124            1

    Share Repurchases                                     --           --     8,700,030       (180,723)             --           --

    Share Repurchase Agreement                            --           --     5,788,879       (101,976)             --           --

    Retirement of Treasury Shares                         --           --       (20,286)           355         (20,286)          --

    Retirement of Restricted Shares                       --           --            --             --              --           --

    Dividends Paid                                        --           --            --             --              --           --

    Net Income                                            --           --            --             --              --           --

    Unrealized Net Loss on
       Available-for-Sale Securities                      --           --            --             --              --           --

    Unrealized Net Loss on Cash Flow Hedges               --           --            --             --              --           --
                                               -------------  -----------  ------------  -------------   -------------  -----------

SHAREHOLDERS' EQUITY, December 31, 2000            8,000,000  $   200,000    14,468,623  $    (282,344)    121,818,653  $     1,211
                                               =============  ===========  ============  =============   =============  ===========


                                                                           DEFERRED                     ACCUMULATED
                                                            ADDITIONAL   COMPENSATION     RETAINED         OTHER
                                                             PAID-IN     ON RESTRICTED    EARNINGS     COMPREHENSIVE
                                                             CAPITAL        SHARES        (DEFICIT)        INCOME         TOTAL
                                                         --------------  -------------  -------------  -------------  -------------
SHAREHOLDERS' EQUITY, December 31, 1997                  $    2,253,928  $        (283) $     (57,507) $          --  $   2,197,317

   Issuance of Common Shares                                     62,072             --            687             --         62,786

   Issuance of Preferred Shares                                  (9,000)            --             --             --        416,000

   Exercise of Common Share Options                                 725             --             --             --            725

   Cancellation of Restricted Shares                               (100)           100             --             --             --

   Amortization of Deferred Compensation                             --             95             --             --             95

   Issuance of Common Shares in Exchange for Operating
      Partnership Units                                           4,846             --             --             --          4,849

   Settlement of Equity Swap Agreement                         (200,766)            --         (8,466)            --       (209,299)

   Preferred Share Conversion                                   224,916             --             --             --             --

   Forward Share Purchase Agreement                                  --             --             --             --             19

   Dividends Paid                                                    --             --       (198,810)            --       (198,810)

   Net Income                                                        --             --        153,900             --        153,900

   Unrealized Net Loss on Available-For-Sale Securities              --             --             --         (5,037)        (5,037)
                                                         --------------  -------------  -------------  -------------  -------------

SHAREHOLDERS' EQUITY, December 31,1998                   $    2,336,621  $         (88) $    (110,196) $      (5,037) $   2,422,545

   Issuance of Common Shares                                      3,850             --             --             --          3,851

   Exercise of Common Share Options                              32,610             --             --             --         32,634

   Cancellation of Restricted Shares                                 (6)             6             --             --             --

   Amortization of Deferred Compensation                             --             41             --             --             41

   Issuance of Common Shares in Exchange for Operating
      Partnership Units                                           1,935             --             --             --          1,939

   Preferred Share Conversion Adjustment                             --             --             --             --             --

   Forward Share Purchase Agreement                                  --             --             --             --              7

   Settlement of Forward Share Purchase Agreement              (145,330)            --         (3,981)            --       (149,384)

   Dividends Paid                                                    --             --       (269,814)            --       (269,814)

   Net Loss                                                          --             --         (2,541)            --         (2,541)

   Unrealized Net Gain on Available-For-Sale Securities              --             --             --         17,216         17,216

   Unrealized Net Gain on Cash Flow Hedges                           --             --             --            280            280

                                                         --------------  -------------  -------------  -------------  -------------

SHAREHOLDERS' EQUITY,  December 31, 1999                 $    2,229,680  $         (41) $    (386,532) $      12,459  $   2,056,774

    Issuance of Common Shares                                       114             --             --             --            114

    Exercise of Common Share Options                              1,490             --             --             --          1,492

    Preferred Equity Issuance Cost                              (10,006)            --             --             --        (10,006)

    Issuance of Shares in Exchange for Operating
       Partnership Units                                            608             --             --             --            609

    Share Repurchases                                                --             --             --             --       (180,723)

    Share Repurchase Agreement                                       --             --             --             --       (101,976)

    Retirement of Treasury Shares                                  (355)            --             --             --             --

    Retirement of Restricted Shares                                  --             41             --             --             41

    Dividends Paid                                                   --             --       (250,427)            --       (250,427)

    Net Income                                                       --             --        234,622             --        234,622

    Unrealized Net Loss on
       Available-for-Sale Securities                                 --             --             --         (7,584)        (7,584)

    Unrealized Net Loss on Cash Flow Hedges                          --             --             --        (11,609)       (11,609)
                                                         --------------  -------------  -------------  -------------  -------------

SHAREHOLDERS' EQUITY, December 31, 2000                  $    2,221,531  $          --  $    (402,337) $      (6,734) $   1,731,327
                                                         ==============  =============  =============  =============  =============

   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)




                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------------
                                                                           2000            1999            1998
                                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $    248,122    $     10,959    $    165,600
Adjustments to reconcile net income to
  net cash provided by operating activities:
       Depreciation and amortization                                        133,336         141,940         124,568
       Extraordinary item - extinguishment of debt                            3,928              --              --
       Impairment and other charges related to the
         behavioral healthcare real estate assets                             9,349         103,773              --
       Carrying value in excess of market value of
         asset held for sale                                                     --          16,800              --
       Gain on property sales, net                                         (128,932)             --              --
       Minority interests                                                    51,002           2,384          17,610
       Noncash compensation                                                     114             118             174
       Distributions received in excess of earnings from
         unconsolidated companies:
          Office  properties                                                  1,589           3,757              --
          Temperature-controlled logistics properties                         2,308          25,404          21,910
          Residential development properties                                     --              --          13,723
          Other                                                                  --           1,128              --
       Equity in earnings in excess of distributions received from unconsolidated companies:
          Office  properties                                                     --              --          (3,858)
          Residential development properties                                 (6,878)         (7,808)             --
          Other                                                              (3,763)             --             (45)
       Increase in accounts receivable                                       (4,996)         (4,474)         (2,551)
       Increase in deferred rent receivable                                  (8,504)           (636)        (34,047)
       (Increase) decrease in other assets                                  (19,672)         30,857         (22,612)
       Increase in restricted cash and cash equivalents                     (12,570)         (9,682)         (3,161)
       Increase in accounts payable, accrued
         expenses and other liabilities                                      11,282          21,540          22,186
                                                                       ------------    ------------    ------------
          Net cash provided by operating activities                    $    275,715    $    336,060    $    299,497
                                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of land held for development or sale                $    (22,021)   $       (500)   $   (525,047)
       Proceeds from property sales                                         627,775              --              --
       Development of investment properties                                 (41,938)        (27,781)        (31,875)
       Capital expenditures - rental properties                             (26,559)        (20,254)        (31,339)
       Tenant improvement and leasing costs - rental properties             (68,461)        (58,462)        (68,779)
       Decrease (increase) in restricted cash and cash equivalents            5,941         (31,416)         (2,152)
       Return of investment in unconsolidated companies:
          Office properties                                                  12,359              --              --
          Residential development properties                                 61,641          78,542          73,392
          Other                                                               1,858              --              --
       Investment in unconsolidated companies:
          Office properties                                                      --            (262)         (5,913)
          Residential development properties                                (91,377)        (52,514)        (37,779)
          Temperature-controlled logistics properties                       (17,100)        (40,791)       (141,773)
          Other                                                              (3,947)       (104,805)        (21,944)
       (Increase) decrease in notes receivable                               (9,865)         52,432         (27,298)

                                                                       ------------    ------------    ------------
          Net cash provided by (used in) investing activities          $    428,306    $   (205,811)   $   (820,507)
                                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt financing costs                                            $    (18,628)   $    (16,665)   $     (9,567)
       Settlement of Forward Share Purchase Agreement                            --        (149,384)             --
       Borrowings under Fleet Boston Credit Facility                             --          51,920         672,150
       Payments under Fleet Boston Credit Facility                         (510,000)       (201,920)       (362,150)
       Borrowings under UBS Facility                                      1,017,819              --              --
       Payments under UBS Facility                                         (464,367)             --              --
       Notes payable proceeds                                                    --         929,700         418,100
       Notes payable payments                                              (370,486)       (498,927)       (376,301)
       Capital proceeds - joint venture preferred equity partner            275,000              --              --
       Capital distribution - joint venture preferred equity partner        (72,297)             --              --
       Net proceeds from common share offerings                                  --              --          40,992
       Preferred equity issuance costs                                      (10,006)             --              --
       Capital distributions - joint venture partner                        (10,312)         (3,190)         (2,951)
       Proceeds from exercise of share options                                1,492          32,634             725
       Net proceeds from preferred share offerings                               --              --         416,000
       Treasury share repurchases                                          (281,462)             --              --
       6 3/4% Series A Preferred Share distributions                        (13,500)        (13,500)        (11,700)
       Dividends and unitholder distributions                              (281,234)       (298,283)       (220,618)
                                                                       ------------    ------------    ------------
          Net cash (used in) provided by financing activities          $   (737,981)   $   (167,615)   $    564,680
                                                                       ------------    ------------    ------------



(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       $    (33,960)   $    (37,366)   $     43,670
CASH AND CASH EQUIVALENTS,
       Beginning of period                                                   72,926         110,292          66,622
                                                                       ------------    ------------    ------------
CASH AND CASH EQUIVALENTS,
       End of period                                                   $     38,966    $     72,926    $    110,292
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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Company ("Crescent Equities") operates as a real estate investment trust (a "REIT") for federal income tax purposes, and, together with its subsidiaries, provides management, leasing and development services for some of its properties.

         The term "Company" includes, unless the context otherwise indicates, Crescent Equities, a Texas REIT, and all of its direct and indirect subsidiaries.

         The direct and indirect subsidiaries of Crescent Equities at December 31, 2000 included:

         o    CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
              The "Operating Partnership."

         o    CRESCENT REAL ESTATE EQUITIES, LTD.
              The "General Partner" of the Operating Partnership.

         o NINE LIMITED-PURPOSE LIMITED PARTNERSHIPS AND ONE LIMITED-PURPOSE CORPORATION
              Eight of the limited partnerships were formed for the purpose of obtaining securitized debt and all or substantially all the economic interests in these partnerships are owned directly or indirectly by the Operating Partnership, with the remaining interests, if any, owned indirectly by Crescent Equities. The ninth limited partnership was formed for the purpose of obtaining equity financing through the sale of preferred equity interests, with all of the common equity interests owned directly or indirectly by the Operating Partnership, and all of the preferred equity interest owned by an unrelated third party. The Corporation is a wholly-owned subsidiary of Crescent Equities formed for the purpose of repurchasing and holding common shares of beneficial interest of Crescent Equities.

         Crescent Equities conducts all of its business through the Operating Partnership and its other subsidiaries. The Company is structured to facilitate and maintain the qualification of Crescent Equities as a REIT.

         The following table shows, by subsidiary, the Properties (as defined below) such subsidiaries owned as of December 31, 2000(1):

Operating Partnership:       22 Office Properties and The Park Shops at Houston Center

Crescent Real Estate         The Aberdeen, The Avallon, 125 E. John Carpenter Freeway, The Citadel, The Crescent
Funding I, L.P.:             Atrium, The Crescent Office Towers, Regency Plaza One, Carter Burgess Plaza and
("Funding I")                Waterside Commons

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

Crescent Real Estate         Greenway Plaza Office Properties and Renaissance Houston Hotel
Funding III, IV and V, L.P.:
("Funding III, IV and V")(2)

Crescent Real Estate         Canyon Ranch - Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate         28 Behavioral Healthcare Properties
Funding VII, L.P.:
("Funding VII")

Crescent Real Estate         22 Office Properties and four Resort/Hotel Properties
Funding VIII, L.P.:
("Funding VIII")

Crescent Real Estate         Chancellor Park, Denver Marriott City Center,  MCI Tower, Miami Center,
Funding IX, L.P.:            Reverchon Plaza, 44 Cook Street, 55 Madison and 6225 N. 24th Street
("Funding IX")

----------

(1) As of December 31, 2000, Crescent SH IX, Inc. owned 14,468,623 common shares of beneficial interest in Crescent Equities.

(2) Funding III owns nine of the 10 Office Properties in the Greenway Plaza Office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns Coastal Tower, the remaining Office Property in the Greenway Plaza Office portfolio.

SEGMENTS

         As of December 31, 2000, the Company's assets and operations were composed of four major investment segments:

         o    Office Segment;

         o    Resort/Hotel Segment;

         o    Residential Development Segment; and

         o    Temperature-Controlled Logistics Segment.

         Within these segments, the Company owned directly or indirectly the following real estate assets (the "Properties") as of December 31, 2000:

         o OFFICE SEGMENT consisted of 78 office properties (collectively referred to as the "Office Properties") located in 27 metropolitan submarkets in seven states, with an aggregate of approximately
              28.7 million net rentable square feet and three retail properties with an aggregate of approximately 0.4 million net rentable square feet.

         o RESORT/HOTEL SEGMENT consisted of three luxury resorts and spas with a total of 566 rooms, two destination fitness resorts and spas that can accommodate up to 462 guests daily and four upscale business class hotels with a total of 1,769 rooms (collectively referred to as the "Resort/Hotel Properties").

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Company's ownership of real estate mortgages and non-voting common stock representing interests ranging from 90% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, owned 18 residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Company's 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT, which, as of December 31, 2000, directly or indirectly owned 88 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 438.9 million cubic feet (17.6 million square feet) of warehouse space.

         o OTHER As of December 31, 2000, the Company owned 28 behavioral healthcare properties in 12 states (collectively referred to as the "Behavioral Healthcare Properties"). Subsequent to December 31, 2000, the Company sold two Behavioral Healthcare Properties. The Company has entered into contracts or letters of intent to sell five additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 21 Behavioral Healthcare Properties.

         For purposes of investor communications, the Company classifies its luxury resorts and spas, destination fitness resorts and spas and Residential Development Properties as a single group referred to as the "Destination Resort and Residential Properties." This group does not contain the four upscale business class hotels. Management groups the Destination Resort and Residential Properties together for promotional purposes based on their similar "destination" characteristics. Additionally, the Company classifies its Temperature-Controlled Logistics Properties and its upscale business class hotels as "Other Investments." However, for purposes of segment reporting as defined in Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" and this Annual Report on Form 10-K, the Resort/Hotel Properties, including the upscale business class hotels, the Residential Development Properties and the Temperature-Controlled Logistics Properties are each considered a separate reportable segment.

         See "Note 4. Segment Reporting" for a table showing total revenues, funds from operations, and equity in net income of unconsolidated companies for each of these investment segments for the years ended December 31, 2000, 1999 and 1998 and identifiable assets for each of these investment segments at December 31, 2000 and 1999.

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

     Buildings and Improvements                    5 to 40 years
     Tenant Improvements                           Terms of leases
     Furniture, Fixtures and Equipment             3 to 5 years

         An impairment loss is recognized on a property by property basis on Properties classified as held for use, when expected undiscounted cash flows are less than the carrying value of the Property. In cases where the Company does not expect to recover its carrying costs on a Property, the Company reduces its carrying costs to fair value, and for Properties held for disposition, the Company reduces its carrying costs to the fair value less costs to sell. See "Note 18. Dispositions" for a description of impairment losses recognized during 2000 and 1999.

         Depreciation expense is not recognized on Properties once classified as held for disposition.

CONCENTRATION OF REAL ESTATE INVESTMENTS

         The Company's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of December 31, 2000, the Company's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 77% of its office portfolio based on total net rentable square feet. The Dallas/Fort Worth Office Properties accounted for approximately 40% of that amount and the Houston Office Properties accounted for the remaining 37%. As a result of the geographic concentration, the operations of the Company could be adversely affected by a recession or general economic downturn in the areas where these Properties are located.

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

OTHER ASSETS

         Other assets consist principally of leasing costs, deferred financing costs, hedging instruments and marketable securities. Leasing costs are amortized on a straight-line basis during the terms of the respective leases, and unamortized leasing costs are written off upon early termination of lease agreements. Deferred financing costs are amortized on a straight-line basis (which approximates the effective interest method) over the terms of the respective loans. Marketable securities are considered available-for-sale and are marked to market value on a monthly basis. The corresponding unrealized gains and losses are included in accumulated other comprehensive income. When a decline in the fair value of marketable securities is determined to be other than temporary, the cost basis is written down to fair value and the amount of the write-down is included in earnings for the applicable period.

DEFERRED COMPENSATION ON RESTRICTED SHARES

         Deferred compensation on restricted shares relates to the issuance of restricted shares to employees of the Company. Such restricted shares are amortized to expense during the applicable vesting period.

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company does not use derivative financing instruments for trading purposes, but utilizes them to manage exposure to variable-rate debt. The Company accounts for its derivative instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was adopted in the third quarter of 1999.

         Under SFAS No. 133, the Company's derivatives are considered cash flow hedges which are used to mitigate the variability of cash flows. On a monthly basis, the cash flow hedge is marked to fair value through comprehensive income and the cash flow hedge's gain or loss is reported in earnings when the interest on the underlying debt affects earnings. Any ineffective portion of the hedges is reported in earnings immediately.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents and short-term investments are reasonable estimates of their fair values because of the short maturities of these instruments. The fair value of notes receivable, which approximates carrying value, is estimated based on year-end interest rates for receivables of comparable maturity. Notes payable and borrowings under the Company's prior line of credit with Fleet Boston Financial ("Fleet Boston Credit Facility") and the Company's line of credit (the "UBS Facility") have aggregate carrying values which approximate their estimated fair values based upon the current interest rates for debt with similar terms and remaining maturities, without considering the adequacy of the underlying collateral. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2000 and 1999.

REVENUE RECOGNITION

         OFFICE PROPERTIES The Company, as a lessor, has retained substantially all of the risks and benefits of ownership of the Office Properties and accounts for its leases as operating leases. Income on leases, which includes scheduled increases in rental rates during the lease term and/or abated rent payments for various periods following the tenant's lease commencement date, is recognized on a straight-line basis. Deferred rent receivable represents the excess of rental revenue recognized on a straight-line basis over cash received pursuant to the applicable lease provisions.

         RESORT/HOTEL PROPERTIES Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Resort/Hotel Properties. The Company has leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to subsidiaries of Crescent Operating, Inc. ("COPI") pursuant to eight separate leases. The Omni Austin Hotel has been leased under a separate lease to HCD Austin Corporation. The leases provide for the payment by the lessee of the Resort/Hotel Property of (i) base rent, with periodic rent increases if applicable, (ii) percentage rent based on a percentage of gross receipts or gross room revenues, as applicable, above a specified amount, and
(iii) a percentage of gross food and beverage revenues above a specified amount for certain Resort/Hotel Properties. Base rental income under these leases is recognized on a straight-line basis over the terms of the respective leases. In December 1999, the SEC staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which prohibits contingent revenue from being accrued until the thresholds upon which it is based have been met. In accordance with SAB No. 101, percentage rental income was not recognized during the year 2000 until the thresholds upon which it is based had been met. This change did not have a material impact on the Company's interim or annual financial statements.

         BEHAVIORAL HEALTHCARE PROPERTIES The Company recognizes revenue received for the Behavioral Healthcare Properties on a cash basis.

INCOME TAXES

         The ongoing operations of the Properties generally will not be subject to federal income taxes as long as the Company maintains its REIT status. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes such taxable income to its shareholders and complies with certain requirements (including distribution of at least 95% (90% beginning in 2001) of its REIT taxable income). As a REIT, the Company is allowed to reduce REIT taxable income by all or a portion of its distributions to shareholders. Because distributions have exceeded REIT taxable income, no federal income tax provision (benefit) has been reflected in the accompanying consolidated financial statements. State income taxes are not significant.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

EARNINGS PER SHARE

         SFAS No.128 "Earnings Per Share" ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------------------
                                                             2000                                    1999
                                             ----------------------------------       --------------------------------
                                                           Wtd. Avg.  Per Share                    Wtd. Avg. Per Share
                                              Income        Shares     Amount           Loss        Shares    Amount
                                             ---------     ---------  ---------       --------     --------- ---------
BASIC EPS -
Net income available
   to common shareholders
   before extraordinary item                 $ 252,050      113,524                   $ 10,959      122,876
6 3/4% Series A Preferred
   Share distributions                         (13,500)                                (13,500)
Share repurchase agreement return               (2,906)                                   (583)
Forward share purchase
   agreement return                                 --                                  (4,317)
                                             ---------      -------    ------         --------      -------   -------
Net income (loss) available to common
   shareholders before extraordinary
   item                                      $ 235,644      113,524    $ 2.08         $ (7,441)     122,876   $ (0.06)
Extraordinary item -
   extinguishment of debt                       (3,928)                 (0.03)              --                     --
                                             ---------      -------    ------         --------      -------   -------
Net income (loss) available to
   common shareholders                       $ 231,716      113,524    $ 2.05         $ (7,441)     122,876   $ (0.06)
                                             =========      =======    ======         ========      =======   =======

DILUTED EPS -
Net income (loss) available to common
   shareholders before extraordinary
   item                                      $ 235,644      113,524                   $ (7,441)     122,876
Effect of dilutive securities:
   Assumed conversion of
     Series B preferred shares                      --           --                         --           --
   Additional common shares
     obligation relating to:
     Share and unit options                         --        1,197                         --        1,674
     Equity swap agreement                          --           --                         --           --
     Forward share purchase
       agreement                                    --           --                         --          263
                                             ---------      -------    ------         --------      -------   -------
Net income (loss) available to common
   shareholders before extraordinary         $ 235,644      114,721    $ 2.05         $ (7,441)     124,813   $ (0.06)
   item
Extraordinary item--
   extinguishment of debt                       (3,928)                 (0.03)              --                     --
                                             ---------      -------    ------         --------      -------   -------

Net income (loss) available to
   common shareholders                       $ 231,716      114,721    $ 2.02         $ (7,441)     124,813   $ (0.06)
                                             =========      =======    ======         ========      =======   =======
                                              FOR THE YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                                            1998
                                            -----------------------------------
                                                          Wtd. Avg.   Per Share
                                              Income       Shares       Amount
                                            ---------     ---------   ---------
BASIC EPS -
Net income available
   to common shareholders
   before extraordinary item                $ 165,600      119,443
6 3/4% Series A Preferred
   Share distributions                        (11,700)
Share repurchase agreement return                  --
Forward share purchase
   agreement return                            (3,316)
                                            ---------      -------      ------
Net income (loss) available to common
   shareholders before extraordinary
   item                                     $ 150,584      119,443      $ 1.26
Extraordinary item -
   extinguishment of debt                          --                       --
                                            ---------      -------      ------
Net income (loss) available to
   common shareholders                      $ 150,584      119,443      $ 1.26
                                            =========      =======      ======

DILUTED EPS -
Net income (loss) available to common
   shareholders before extraordinary
   item                                     $ 150,584      119,443
Effect of dilutive securities:
   Assumed conversion of
     Series B preferred shares                     --        3,478
   Additional common shares
     obligation relating to:
     Share and unit options                        --        3,903
     Equity swap agreement                         --          183
     Forward share purchase
       agreement                                3,316          395
                                            ---------      -------      ------
Net income (loss) available to common
   shareholders before extraordinary        $ 153,900      127,402      $ 1.21
   item
Extraordinary item--
   extinguishment of debt                          --                       --
                                            ---------      -------      ------

Net income (loss) available to
   common shareholders                      $ 153,900      127,402      $ 1.21
                                            =========      =======      ======

         The effect of the conversion of the Series A Convertible Cumulative Preferred Shares is not included in the computation of Diluted EPS for the years ended December 31, 2000, 1999 and 1998, since the effect of their conversion is antidilutive.

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------------------
                                                                     2000                   1999                  1998
                                                                 ------------           ------------          ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid on debt ........................................   $    202,478           $    188,475          $    145,603
Additional interest paid in conjunction with cash flow
   hedges ....................................................          1,042                    344                    --
                                                                 ------------           ------------          ------------
Total Interest Paid ..........................................   $    203,520           $    188,819          $    145,603
                                                                 ============           ============          ============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Conversion of Operating Partnership units to common
   shares with resulting reduction in minority interest
   and increases in common shares and additional
   paid-in capital ...........................................  $         609           $      1,939          $      4,849
Issuance of Operating Partnership units in conjunction
    with settlement of an obligation .........................          2,125                  1,786                19,972
Common share obligation in conjunction with an
    investment ...............................................             --                     --                21,000
Mortgage note assumed in conjunction with property
   acquisitions ..............................................             --                     --                46,934
Debt incurred in conjunction with the termination of
    equity swap agreement ....................................             --                     --               184,299
Acquisition of partnership interests .........................             --                  3,774                    --
Unrealized gain (loss) on available-for-sale securities ......         (7,584)                17,216                (5,037)
Forward Share Purchase Agreement Return ......................             --                  4,317                 3,316
Share Repurchase Agreement Return ............................          2,906                    583                    --
Impairment and other charges related to the
     behavioral healthcare assets ............................          9,349                162,038                    --
Carrying value in excess of market value of asset held
     for sale ................................................             --                 16,800                    --
Adjustment of cash flow hedge to fair value ..................        (11,609)                   280                    --
Equity investment in a tenant in exchange
      for office space/other investment ventures .............          4,485                     --                    --
Impairment related to investments in unconsolidated
     companies ...............................................          8,525                     --                    --

3.  PROPERTIES HELD FOR DISPOSITION:

OFFICE SEGMENT

         In pursuit of management's objective to dispose of non-strategic and non-core assets, at December 31, 2000, the Company was actively marketing for sale or joint venture its interest in three Office Properties, which are included in the Net Investment in Real Estate of $3,126,110. The Property being actively marketed for sale is Washington Harbour located in Washington, D.C. The Properties being actively marketed for joint venture are Four Westlake Park located in Houston, Texas and Bank One Tower located in Austin, Texas. The carrying value of these Properties at December 31, 2000 was approximately $270,863.

         The following table summarizes the condensed results of operations for the year ended December 31, 2000, 1999 and 1998 for the Office Properties held for disposition or joint venture. Depreciation expense has not been recognized since the dates on which these Properties were classified as held for sale or joint venture.

                                                         FOR THE YEAR
                                                        ENDED DECEMBER 31,
                                                 -------------------------------
                                                  2000        1999        1998
                                                 -------     -------     -------
Revenue                                          $42,652     $39,613     $29,238
Operating Expenses                                15,463      14,213       9,887
                                                 -------     -------     -------
Net Operating Income                             $27,189     $25,400     $19,351(1)
                                                 =======     =======     =======

----------

(1) Washington Harbour and Four Westlake Park were acquired during 1998. Net operating income is included for the periods which the Company owned these Properties.

BEHAVIORAL HEALTHCARE PROPERTIES

         As of December 31, 2000, the Company owned 28 Behavioral Healthcare Properties, all of which were classified as held for disposition. The carrying value of the Behavioral Healthcare Properties at December 31, 2000 was approximately $68,450. During the year ended December 31, 2000, the Company recognized an impairment loss of approximately $9,349 on the Behavioral Healthcare Properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for 13 of the 28 Behavioral Healthcare Properties. Depreciation expense has not been recognized since the dates the Behavioral Healthcare Properties were classified as held for sale.

         Subsequent to December 31, 2000, the Company sold two Behavioral Healthcare Properties. See "Note 21. Subsequent Events." The Company also has entered into contracts or letters of intent to sell five additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 21 Behavioral Healthcare Properties.

4.   SEGMENT REPORTING

         The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" beginning with the year ended December 31, 1998. The Company currently has four major investment segments: the Office segment; the Resort/Hotel segment; the Residential Development segment; and the Temperature-Controlled Logistics segment. Management organizes the segments within the Company based on property type for making operating decisions and assessing performance. Investment segments for SFAS No. 131 are determined on the same basis.

         As of December 31, 2000, the Company owned 28 Behavioral Healthcare Properties in 12 states, which were previously considered a separate reportable segment. At December 31, 2000, the Company's investment in the Behavioral Healthcare Properties represented approximately 2% of its total assets and approximately 2% of its consolidated rental revenues. Therefore, the Behavioral Healthcare Properties will no longer be considered a separate segment.

         The Company uses funds from operations ("FFO") as the measure of segment profit or loss. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), effective January 1, 2000, and as used in this document, means:

         o Net Income (Loss) - determined in accordance with generally accepted accounting principles ("GAAP");

              o excluding gains (or losses) from sales of depreciable operating property;

              o    excluding extraordinary items (as defined by GAAP);

              o    plus depreciation and amortization of real estate assets; and

              o after adjustments for unconsolidated partnerships and joint ventures.

         NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events, except for (i) those that are defined as "extraordinary items" under GAAP and
(ii) gains or losses from sales of depreciable operating property. The Company has adopted the revised definition of FFO effective as of January 1, 2000. Under the prior definition of FFO, for the year ended December 31, 1999, FFO was approximately $355,777, which excluded $15,000 paid in connection with the settlement and release of all claims between the Company and Station Casinos, Inc. ("Station") arising out of the agreement and plan of merger between the Company and Station. Because this settlement is not considered an "extraordinary item" under GAAP, FFO for the year ended December 31, 1999 would have been approximately $340,777, which would have included the $15,000 settlement payment, if the revised definition of FFO had been in effect. For the year ended December 31, 1998, FFO was approximately $360,148, which excluded $18,435 in costs associated with unsuccessful acquisitions. Since these costs were not "extraordinary items" under GAAP, FFO for the year ended December 31, 1998 would have been approximately $341,713, which would have included the $18,435 in unsuccessful acquisition costs, if the revised definition of FFO had been in effect. The Company considers FFO an appropriate measure of performance for an equity REIT, and for its investment segments. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REITs because these REITs may apply the definition of FFO in a different manner than the Company.

         Selected financial information related to each segment for the years ended December 31, 2000, 1999 and 1998 is presented below.

                                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------------
                                                                                   2000           1999           1998
                                                                                -----------    -----------    -----------
REVENUES:
    Office Segment                                                              $   606,040    $   614,493    $   563,005
    Resort/Hotel Segment                                                             72,114         65,237         53,355
    Residential Development Segment                                                      --             --             --
    Temperature-Controlled Logistics Segment                                             --             --             --
    Corporate and Other(1)                                                           40,251         66,549         81,983
                                                                                -----------    -----------    -----------
TOTAL REVENUE                                                                   $   718,405    $   746,279    $   698,343
                                                                                ===========    ===========    ===========

FUNDS FROM OPERATIONS:
    Office Segment                                                              $   361,574    $   367,830    $   325,442
    Resort/Hotel Segment                                                             71,446         64,079         52,375
    Residential Development Segment                                                  78,600         74,597         58,892
    Temperature-Controlled Logistics Segment                                         33,563         37,439         28,626
    Corporate and other adjustments:
      Interest expense                                                             (203,197)      (192,033)      (152,214)
      6 3/4% Series A Preferred Share distributions                                 (13,500)       (13,500)       (11,700)
      Other(1)                                                                       22,484         33,639         74,991
      Corporate general & administrative                                            (24,073)       (16,274)       (16,264)
                                                                                -----------    -----------    -----------
    TOTAL FUNDS FROM OPERATIONS - OLD DEFINITION                                $   326,897    $   355,777    $   360,148

      Settlement of merger dispute                                                       --        (15,000)            --
      Write-off of costs associated with unsuccessful
      acquisitions                                                                       --             --        (18,435)
                                                                                -----------    -----------    -----------
    TOTAL FUNDS FROM OPERATIONS - NEW DEFINITION                                $   326,897    $   340,777    $   341,713

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS
    TO NET INCOME:
    Depreciation and amortization of real estate assets                            (119,999)      (128,403)      (115,678)
    Gain on rental property sales, net                                              128,355        (16,361)            --
    Impairment and other charges related to the behavioral healthcare assets         (9,349)      (136,435)            --
    Extraordinary item - extinguishment of debt                                      (3,928)            --             --
    Adjustment for investments in real estate mortgages
      and equity of unconsolidated companies:
        Office Properties                                                            (4,973)        (6,110)        (2,530)
        Residential Development Properties                                          (25,130)       (31,725)       (25,379)
        Temperature-Controlled Logistics Properties                                 (26,131)       (22,400)       (28,115)
        Other                                                                            --           (611)            --
    Unitholder minority interests                                                   (31,120)        (1,273)       (16,111)
    6 3/4% Series A Preferred Share distributions                                    13,500         13,500         11,700
                                                                                -----------    -----------    -----------
NET INCOME                                                                      $   248,122    $    10,959    $   165,600
                                                                                ===========    ===========    ===========

EQUITY IN NET INCOME OF UNCONSOLIDATED
    COMPANIES:
      Office Properties                                                         $     3,164    $     5,265    $     4,159
      Resort/Hotel Properties                                                            --             --             --
      Residential Development Properties                                             53,470         42,871         33,517
      Temperature-Controlled Logistics Properties                                     7,432         15,039            512
      Other                                                                          11,645          5,122          1,129
                                                                                -----------    -----------    -----------
TOTAL EQUITY IN NET INCOME OF
    UNCONSOLIDATED COMPANIES                                                    $    75,711    $    68,297    $    39,317
                                                                                ===========    ===========    ===========

                                                                                 BALANCE AT DECEMBER 31,
                                                                                --------------------------
                                                                                   2000           1999
                                                                                -----------    -----------
IDENTIFIABLE ASSETS:
    Office Segment                                                              $ 3,019,450    $ 3,257,429
    Resort/Hotel Segment                                                            474,655        502,816
    Residential Development Segment                                                 305,187        279,197
    Temperature-Controlled Logistics Segment                                        308,035        293,243
    Other(1)                                                                        424,442        617,876
                                                                                -----------    -----------
TOTAL IDENTIFIABLE ASSETS                                                       $ 4,531,769    $ 4,950,561
                                                                                ===========    ===========

----------

(1) For purposes of this Note, the Behavioral Healthcare Properties' financial information has been included in this line item.

         At December 31, 2000, COPI was the Company's largest lessee in terms of total revenues. COPI was the lessee of eight of the Resort/Hotel Properties for the year ended December 31, 2000. Total revenues received from COPI for the year ended December 31, 2000 were approximately 9% of the Company's total revenues.

         See "Note 5. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Temperature-Controlled Logistics Properties" for a description of the sole lessee of the Temperature-Controlled Logistics Properties.

     5.    INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED
COMPANIES:

        The following is a summary of the Company's ownership in significant unconsolidated companies or equity investments:

                                                                                            COMPANY'S OWNERSHIP
                    ENTITY                                 CLASSIFICATION               AS OF DECEMBER 31, 2000(1)
----------------------------------------------- ------------------------------------- --------------------------------
Desert Mountain Development Corporation         Residential Development Corporation               95%(2)
The Woodlands Land Company, Inc.                Residential Development Corporation               95%(2)
Crescent Development Management Corp.           Residential Development Corporation               90%(2)
Mira Vista Development Corp.                    Residential Development Corporation               94%(2)
Houston Area Development Corp.                  Residential Development Corporation               94%(2)
Temperature-Controlled Logistics Partnership      Temperature-Controlled Logistics                  40%
The Woodlands Commercial                            Office (office/venture tech
    Properties Company, L.P.                                 portfolio)                            42.5%
Main Street Partners, L.P.                           Office (office property -
                                                          Bank One Center)                          50%
DBL Holdings, Inc.                                             Other                               97.4%
Metropolitan Partners, LLC                                     Other                                (3)
CRL Investments, Inc.                                          Other                                95%
CRL License, LLC                                               Other                               28.5%

--------------------

(1) Investments in which the Company does not have a controlling interest are accounted for under the equity method.

(2) See "Item 2. Properties" and the Residential Development Properties Table included in that section for the Residential Development Corporation's ownership interest in the Residential Development Properties.

(3) The Company's $85,000 preferred member interest in Metropolitan Partners, LLC ("Metropolitan") at December 31, 2000, would equate to an approximately 20% equity interest. The investment has a cash flow preference of 7.5% until May 19, 2001 and may be redeemed by Metropolitan on or before May 19, 2001 for $85,000, plus an amount sufficient to provide a 9.5% internal rate of return to the Company. If Metropolitan does not redeem the preferred interest by May 19, 2001, the Company may convert the interest either into
     (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson Associates Realty Corporation at a conversion price of $24.61.

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         AmeriCold Logistics, LLC ("AmeriCold Logistics"), as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under six triple-net master leases. Each of the leases has an initial term of 15 years, subject to two, five-year renewal options and provides for the payment of base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. AmeriCold Logistics is also required to pay for all costs arising from the operation, maintenance and repair of the properties as well as property capital expenditures in excess of $5,000 annually. In addition, the leases permit AmeriCold Logistics to defer a portion of the rent for the Temperature-Controlled Logistics Properties for up to three years beginning on March 12, 1999, to the extent that available cash, as defined in the leases, is insufficient to pay such rent.

         The leases provide for total lease payments (including the effect of straight-lining rents), of $164,464 and $133,100 for the year ended December 31, 2000 and the period from March 12, 1999 to December 31, 1999, of which AmeriCold Logistics deferred $19,000 and $5,400, for the respective periods. As of December 31, 2000, the following table shows the deferred rent and the valuation allowance, and the Company's share of each.

                                           DEFERRED RENT                   VALUATION ALLOWANCE
                                  -------------------------------   -------------------------------
                                                     COMPANY'S                          COMPANY'S
                                      TOTAL           PORTION           TOTAL            PORTION
                                  --------------   --------------   --------------   --------------
For the year ended December 31,
2000                              $       19,000   $        7,500   $       16,300   $        6,500
1999                                       5,400            2,100               --               --
                                  --------------   --------------   --------------   --------------

Balance at December 31, 2000      $       24,400   $        9,600   $       16,300   $        6,500
                                  ==============   ==============   ==============   ==============

         On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146,000, the adjustment of the rental obligation for 2002 to $150,000 (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5,000 to $9,500 (effective January 1, 2000) and the extension of the date on which deferred rent is required to be paid from March 11, 2002 to December 31, 2003.

OFFICE PROPERTIES

         During the year ended December 31, 2000, the Woodlands Commercial Properties Company, L.P. sold four office/venture tech properties located within The Woodlands. See "Note 18. Dispositions."

OTHER

         During the year ended December 31, 2000, the Company recognized an impairment loss of $8,525, which is included in Gain on Property Sales, Net, on a real estate investment fund that holds marketable securities, in which the Company has an interest.

         The Company reports its share of income and losses based on its ownership interest in its respective equity investments. The following summarized information for all unconsolidated companies is presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Temperature-Controlled Logistics," "Office" and "Other," as applicable, as of December 31, 2000, 1999 and 1998.

BALANCE SHEETS:

                                                            BALANCE AT DECEMBER 31, 2000
                                         -----------------------------------------------------------
                                          RESIDENTIAL    TEMPERATURE-
                                          DEVELOPMENT     CONTROLLED
                                         CORPORATIONS     LOGISTICS        OFFICE          OTHER
                                         ------------   ------------    ------------    ------------
Real estate, net                         $    798,312   $  1,303,810    $    394,724
Cash                                           59,639         19,606          34,599
Other assets                                  196,547         82,883          34,897
                                         ------------   ------------    ------------
     Total assets                        $  1,054,498   $  1,406,299    $    464,220
                                         ============   ============    ============

Notes payable                            $    255,356   $    561,321    $    251,785
Notes payable to the Company                  189,932         11,333              --
Other liabilities                             388,980         78,042          46,054
Equity                                        220,230        755,603         166,381
                                         ------------   ------------    ------------
      Total liabilities and equity       $  1,054,498   $  1,406,299    $    464,220
                                         ============   ============    ============

Company's share of unconsolidated debt   $    103,100   $    224,528    $    118,485
                                         ============   ============    ============

Company's investments in real estate
  mortgages and equity of uncon-
  solidated companies                    $    305,187   $    308,035    $     98,308    $    133,787
                                         ============   ============    ============    ============

SUMMARY STATEMENTS OF OPERATIONS:

                                                        FOR THE YEAR ENDED DECEMBER 31, 2000
                                         -----------------------------------------------------------
                                          RESIDENTIAL    TEMPERATURE-
                                          DEVELOPMENT     CONTROLLED
                                         CORPORATIONS     LOGISTICS        OFFICE          OTHER
                                         ------------   ------------    ------------    ------------
Total revenues                           $    544,792   $    154,341    $     89,841
Expenses:
   Operating expense                          402,577         21,982(1)       34,261
   Interest expense                             7,223         46,637          25,359
   Depreciation and amortization               16,311         57,848          20,673
   Taxes                                       33,214          7,311              --
   Other (income) expense                          --         (2,886)             --
                                         ------------   ------------    ------------
Total expenses                           $    459,325   $    130,892    $     80,293
                                         ------------   ------------    ------------

Net income                               $     85,467   $     23,449(1) $      9,548
                                         ============   ============    ============


Company's equity in net income
  of unconsolidated companies            $     53,470   $      7,432    $      3,164    $     11,645
                                         ============   ============    ============    ============

----------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

BALANCE SHEETS:

                                                                DECEMBER 31, 1999
                                         -------------------------------------------------------------------
                                           RESIDENTIAL     TEMPERATURE-
                                           DEVELOPMENT      CONTROLLED
                                          CORPORATIONS      LOGISTICS           OFFICE             OTHER
                                         --------------   --------------    --------------    --------------
Real estate, net                         $      692,033   $    1,335,326    $      433,632
Cash                                             30,184            8,295            24,223
Other assets                                    193,712          187,695            40,067
                                         --------------   --------------    --------------
     Total assets                        $      915,929   $    1,531,316    $      497,922
                                         ==============   ==============    ==============

Notes payable                            $      321,655   $      594,398    $      296,858
Notes payable to the Company                    148,990           11,333                --
Other liabilities                               228,657          168,777            24,467
Equity                                          216,627          756,808           176,597
                                         --------------   --------------    --------------
      Total liabilities and equity       $      915,929   $    1,531,316    $      497,922
                                         ==============   ==============    ==============


Company's share of unconsolidated debt   $      160,169   $      235,382    $      137,779
                                         ==============   ==============    ==============

Company's investments in real estate
  mortgages and equity of uncon-
  solidated companies                    $      279,197   $      293,243    $      100,131    $      139,923
                                         ==============   ==============    ==============    ==============


SUMMARY STATEMENTS OF OPERATIONS:

                                                         FOR THE YEAR ENDED DECEMBER 31, 1999
                                         -------------------------------------------------------------------
                                           RESIDENTIAL     TEMPERATURE-
                                           DEVELOPMENT      CONTROLLED
                                          CORPORATIONS      LOGISTICS           OFFICE             OTHER
                                         --------------   --------------    --------------    --------------
Total revenues                           $      502,583   $      264,266      $       78,534
Expenses:
   Operating expense                            394,858          127,516(1)           27,008
   Interest expense                               4,920           47,273              19,321
   Depreciation and amortization                 14,295           54,574              19,273
   Taxes                                         22,549           (6,084)                 --
                                         --------------   --------------      --------------
Total expenses                           $      436,622   $      223,279      $       65,602
                                         --------------   --------------      --------------

Net income                               $       65,961   $       40,987(1)   $       12,932
                                         ==============   ==============      ==============


Company's equity in net income
  of unconsolidated companies            $       42,871   $       15,039      $        5,265    $        5,122
                                         ==============   ==============      ==============    ==============

----------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

SUMMARY STATEMENTS OF OPERATIONS:

                                                     FOR THE YEAR ENDED DECEMBER 31, 1998
                                   ------------------------------------------------------------------
                                      RESIDENTIAL     TEMPERATURE-
                                     DEVELOPMENT       CONTROLLED
                                    CORPORATIONS       LOGISTICS         OFFICE            OTHER
                                   --------------   --------------   --------------    --------------
Total revenues                     $      372,378   $      567,845   $       69,326
Expenses:
   Operating expense                      283,138          448,972(1)        28,259
   Interest expense                         4,231           45,701           17,962
   Depreciation and amortization            8,572           59,363           13,959
   Taxes                                   21,227            4,548               --
                                   --------------   --------------   --------------
Total expenses                     $      317,168   $      558,584   $       60,180
                                   --------------   --------------   --------------

Net income                         $       55,210   $        9,261(1) $       9,146
                                   ==============   ==============    ==============

Company's equity in net income
  of unconsolidated companies      $       33,517   $          512   $        4,159    $        1,129
                                   ==============   ==============   ==============    ==============

----------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

6.       OTHER ASSETS, NET:

         Other Assets, Net consist of the following:

                                                       BALANCE AT DECEMBER 31,
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------
Leasing costs                                         $  123,036     $   99,232
Deferred financing costs                                  48,645         41,564
Escrow deposits                                              401            550
Prepaid expenses                                           3,690          2,759
Marketable securities                                     50,321         40,944
Hedging instruments                                      (11,587)           280
Other                                                     23,564         21,268
                                                      ----------     ----------
                                                      $  238,070     $  206,597
Less - Accumulated amortization                          (77,644)       (60,466)
                                                      ----------     ----------
                                                      $  160,426     $  146,131
                                                      ==========     ==========

7.    NOTES PAYABLE AND BORROWINGS UNDER UBS FACILITY:

The following is a summary of the Company's debt financing at December 31, 2000 and 1999:

                                                                                                      BALANCE AT DECEMBER 31,
                                                                                                      -----------------------
SECURED DEBT                                                                                             2000         1999
                                                                                                      ----------   ----------
  UBS Term Loan II,(1) secured by the Funding VIII Properties and the Washington Harbour Office
  Properties (see description of UBS Facility below) ..............................................   $  326,677   $       --

  Fleet Boston Financial ("Fleet Boston") (formerly BankBoston) Term Note I due
  October 30, 2001, bears interest at the Eurodollar rate plus 325 basis points of the Base Rate (as defined in the Term Note Agreement) plus 100 basis points
  (at December 31, 1999, the rate was 9.38% based on the Eurodollar rate) with a three-year interest-only term, secured by Greenway I and IA, Four Westlake
  Park, Washington Harbour, Bank One Tower, Frost Bank Plaza, Central Park
  Plaza, 3333 Lee Parkway, The Addison and Reverchon Plaza Office Properties
  with a combined book value of $416,852 at December 31, 1999 .....................................           --      320,000

  AEGON Note(2) due July 1, 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the
  Funding III, IV and V Properties with a combined book value of $249,222 .........................      274,320      278,392

  LaSalle Note I(3) bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2027, secured by the Funding I Properties with a combined book
  value of $282,792 ...............................................................................      239,000      239,000

  Fleet Boston Term Note II(4) due August 31, 2003, bears interest at the 30-day
  LIBOR rate plus 400 basis points (at December 31, 2000, the interest rate was
  10.63%) with a four-year interest-only term, secured by equity interests in
  Funding I and II with a combined book value of $200,000 .........................................      200,000      200,000

  JP Morgan Mortgage Note(5) due October 1, 2016, bears interest at a fixed rate of 8.31% with a two-year interest-only term (through October 2001), followed by principal amortization based on a 15-year amortization schedule through maturity in October 2016, secured by the Houston Center mixed-use Office
  Property complex with a combined book value of $241,616 .........................................      200,000      200,000

  LaSalle Note II(6) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028,
  secured by the Funding II Properties with a combined book value of $303,228 .....................      161,000      161,000

  UBS Term Loan I,(1) secured by the Funding VIII Properties and the Washington Harbour Office
  Properties (see description of UBS Facility below) ..............................................      146,775           --

  SFT Whole Loans, Inc. Note due September 30, 2001, bears interest at 30-day LIBOR plus 1.75% (at December 31, 2000, the rate was 8.57%) with an interest-only term, secured
  by the Fountain Place Office Property with a book value of $112,332 .............................       97,123       97,123

  UBS Line of Credit,(1) secured by the Funding VIII Properties and the Washington Harbour
  Properties  (see description of UBS Facility below) .............................................       80,000           --

  CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City Center
  Resort/Hotel Property with a combined book value of $93,555 .....................................       63,500       63,500

                                                                                                        BALANCE AT DECEMBER 31,
                                                                                                       -----------------------
SECURED DEBT (CONTINUED)                                                                                  2000         1999
                                                                                                       ----------   ----------
  Metropolitan Life Note II due December 2002, bears interest at 6.93% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Energy Centre Office
  Property with a book value of $56,731 at December 31, 1999 .......................................   $       --   $   43,623

  Metropolitan Life Note V due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization
  schedule, secured by the Datran Center Office Properties with a combined book value of $68,879 ...       39,219       39,700

  Northwestern Life Note due January 2003, bears interest at 7.66% with an interest-only term,
  secured by the 301 Congress Avenue Office Property with a book value of $43,819 ..................       26,000       26,000

  Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization
  schedule, secured by five of The Woodlands Office Properties with a book value of $12,464 ........        9,263       11,388

  Nomura Funding VI Note(7) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in
  July 2020, secured by the Funding VI Property with a book value of $32,659 .......................        8,330        8,480

  Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization
  schedule, secured by a parcel of land with a book value of $16,894 ...............................          688          723

UNSECURED DEBT

  Line of Credit with Fleet Boston ("Fleet Boston Credit Facility")(8) .............................           --      510,000

  2007 Notes(9) bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due
  September 2007 ...................................................................................      250,000      250,000

  2002 Notes(9) bear interest at a fixed rate of 7.00% with a five-year interest-only term, due
  September 2002 ...................................................................................      150,000      150,000
                                                                                                       ----------   ----------

       Total Notes Payable .........................................................................   $2,271,895   $2,598,929
                                                                                                       ==========   ==========


----------

(1) The UBS Facility was entered into effective January 31, 2000 and amended on May 10, 2000 and May 18, 2000. As amended, the UBS Facility consists of three tranches: the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II. For a further description of the UBS Facility, see "UBS Facility" below.

(2) The outstanding principal balance of this note at maturity will be approximately $224,100.

(3) In August 2007, the interest rate will increase, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,500.

(4) This loan is secured by partnership interests in two pools of assets that also secure the LaSalle Note I and the LaSalle Note II.

(5) At the end of seven years (October 2006), the interest rate will adjust based on current interest rates at that time. It is the Company's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $177,800.

(6) In March 2006, the interest rate will increase, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,100.

(7) The Company has the option to defease the note by purchasing Treasury obligations in an amount sufficient to pay the note without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty at that date.

(8) At December 31, 1999, the Company's borrowing capacity under the Fleet Boston Credit Facility was $560,000, of which $510,000 was outstanding. The interest rate on advances under the Fleet Boston Credit Facility was the Eurodollar plus 137 basis points. For the year ended December 31, 1999, the weighted average interest rate was 6.84%. The Fleet Boston Credit Facility was unsecured and was scheduled to expire in June 2000. It was repaid and retired with proceeds received from the UBS Facility.

(9)      The notes were issued in an offering registered with the SEC.

         Below are the aggregate principal amounts due as of December 31, 2000 under the UBS Facility and other indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.

                SECURED       UNSECURED         TOTAL
               ----------     ----------     ----------
2001           $  112,091     $       --     $  112,091
2002               73,913        150,000        223,913
2003              467,835             --        467,835
2004              343,534             --        343,534
2005               53,863             --         53,863
Thereafter        820,659        250,000      1,070,659
               ----------     ----------     ----------
               $1,871,895     $  400,000     $2,271,895
               ==========     ==========     ==========

UBS FACILITY

        On February 4, 2000, the Company repaid and retired the Fleet Boston Credit Facility and the Fleet Boston Term Note I primarily with the proceeds of the UBS Facility. The UBS Facility is a secured, variable-rate facility that is currently funded by a syndicate of 23 banks and institutions led by UBS AG ("UBS") and Fleet Boston. The borrowing capacity under the UBS Facility is currently limited to $720,848. The UBS Facility was entered into effective January 31, 2000 and amended on May 10, 2000 and May 18, 2000, and, as amended, consists of three tranches: the UBS Line of Credit, a three-year $300,000 revolving line of credit (currently limited to $247,396 of borrowing capacity); the UBS Term Loan I, a $146,775 three-year term loan; and the UBS Term Loan II, a $326,677 four-year term loan. Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at December 31, 2000, were approximately $80,000, $146,775 and $326,677, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. As of December 31, 2000, the interest rate on the UBS Line of Credit and UBS Term Loan I was 9.20%, and the interest rate on the UBS Term Loan II was 9.46%. The weighted average interest rate on the UBS Line of Credit for the year ended December 31, 2000 was 8.91%. During the year ended December 31, 2000, the Company sold six Office Properties securing the UBS Facility. The net proceeds of the sale of these Properties were used to repay amounts outstanding under the UBS Facility. As of December 31, 2000, the UBS Facility was secured by 25 Office Properties and four Resort/Hotel Properties with a combined book value of $1,042,207. The UBS Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on allocated property values and debt service coverage ratios, and, with respect solely to Funding VIII, limitations on additional secured and total indebtedness, distributions, additional investments and the incurrence of additional liens. The Company was in compliance with all covenants related to the UBS Facility for the December 31, 2000 reporting period.

        In connection with the retirement of the Fleet Boston Credit Facility and the Fleet Boston Term Note I, the Company wrote off $3,928 of deferred financing costs, which are included in Extraordinary Item - Extinguishment of Debt.

8.   CASH FLOW HEDGES

         The Company does not use derivative financial instruments for trading purposes, but utilizes them to manage exposure to variable-rate debt. The Company accounts for its derivative instruments under SFAS No. 133, which was adopted in the third quarter of 1999.

         The Company has entered into three cash flow hedge agreements, all of which are designated as cash flow hedges of LIBOR-based interest payments, made by the Company during each month, that repriced closest to two London Banking Days prior to the designated reset dates of each hedge agreement. The Company uses the cumulative approach, as described in Derivatives Implementation Group ("DIG") Issue E8, to assess effectiveness of the cash flow hedges. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133. The measurement of hedge ineffectiveness will be based on the cumulative dollar offset method. Under this method, the Company will compare the changes in the floating rate leg of each cash flow hedge to the floating rate cash flows of the hedged items. All of the cash flow hedges are expected to be highly effective. Changes in the fair value of these highly effective hedging instruments are to be recorded in comprehensive income. The effective portion that has been deferred in comprehensive income will be reclassified to earnings when the hedged items impact earnings. If any of the cash flow hedges fall outside 80%-125% effectiveness, all changes in the fair value of those cash flow hedges will be recognized in earnings during the current period.

         On September 1, 1999, the Company entered into a four-year cash flow hedge agreement with Salomon Brothers Holding Company, Inc. ("Salomon") for a notional amount of $200,000. The Company designates the agreement as a cash flow hedge of the LIBOR-based interest payments, made by the Company during each month, that repriced closest to two London Banking Days prior to the first of September, December, March and June through September 1, 2003 that, in the aggregate for each period, are payments on $200,000 principal of its then existing LIBOR indexed floating rate loans. The cash flow hedge can be matched against $200,000 of the designated pool of variable-rate LIBOR indexed debt principal. During the year ended December 31, 2000, the cash flow hedge agreement with Salomon resulted in a reduction of approximately $604 of interest expense. As of December 31, 2000, the fair value of the cash flow hedge was approximately ($2,184).

         Effective February 4, 2000, the Company entered into a three-year cash flow hedge agreement with Fleet Boston, for a notional amount of $200,000. The Company designates the agreement as a cash flow hedge of the LIBOR-based interest payments, made by the Company during each month, that repriced closest to two London Banking Days prior to the third of every month through February 3, 2003 that, in the aggregate for each month, are payments on $200,000 principal of its then existing LIBOR indexed floating rate loans. The cash flow hedge can be matched against $200,000 of the designated pool of variable-rate LIBOR indexed debt principal. During the year ended December 31, 2000, the cash flow hedge agreement with Fleet Boston resulted in approximately $1,246 of additional interest expense. As of December 31, 2000, the fair value of the cash flow hedge was approximately ($5,893).

         Effective April 18, 2000, the Company entered into a four-year cash flow hedge agreement with Fleet Boston, for a notional amount of $100,000. The Company designates the agreement as a cash flow hedge of the LIBOR-based interest payments, made by the Company during each month, that repriced closest to two London Banking Days prior to the 18th of every month through April 18, 2004 that, in the aggregate for each month, are payments on $100,000 principal of its then existing LIBOR indexed floating rate loans. The cash flow hedge can be matched against $100,000 of the designated pool of variable-rate LIBOR indexed debt principal. Fleet Boston has an option to terminate the agreement at the end of the third year of the agreement. Since Fleet Boston has the option to terminate the cash flow hedge early, any changes in the time value of the cash flow hedge will be recorded through earnings. During the year ended December 31, 2000, the cash flow hedge agreement with Fleet Boston resulted in approximately $400 of additional interest expense. As of December 31, 2000, the fair value of the cash flow hedge was approximately ($3,510).

9.       RENTALS UNDER OPERATING LEASES:

       The Company receives rental income from the leasing of Office Property and Resort/Hotel Property space under operating leases. For noncancelable operating leases for Properties owned as of December 31, 2000, future minimum rentals (base rents) during the next five years and thereafter (excluding tenant reimbursements of operating expenses for Office Properties) are as follows:

                                      OFFICE        RESORT/HOTEL       COMBINED
                                    PROPERTIES       PROPERTIES       PROPERTIES
                                    ----------      ------------      ----------
2001                                $  438,421       $   40,398       $  478,819
2002                                   389,454           41,498          430,952
2003                                   326,752           41,698          368,450
2004                                   247,055           42,655          289,710
2005                                   184,955           36,460          221,415
Thereafter                             505,681           50,145          555,826
                                    ----------       ----------       ----------
                                    $2,092,318       $  252,854       $2,345,172
                                    ==========       ==========       ==========

         Generally, the Office Property leases also require that each tenant reimburses the Company for increases in operating expenses above operating expenses during the base year of the tenant's lease. These amounts totaled $91,735, $92,865, and $78,708 for the years ended December 31, 2000, 1999 and
1998, respectively. These increases are generally payable in equal installments throughout the year, based on estimated increases, with any differences adjusted at year end based upon actual expenses.

         The Company recognized percentage rental income from the Resort/Hotel Properties of approximately $24,622, $19,648, and $13,848 for the years ended December 31, 2000, 1999 and 1998, respectively.

         See "Note 2. Summary of Significant Accounting Policies," for further discussion of revenue recognition, and "Note 4. Segment Reporting," for further discussion of significant tenants.

10.  COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

         The Company has 13 Properties located on land that is subject to long-term ground leases which expire between 2015 and 2080. The Company also leases parking spaces in a parking garage adjacent to one of its Properties pursuant to a lease expiring in 2021. Lease expense associated with these leases during each of the three years ended December 31, 2000, 1999, and 1998 was $2,869, $2,642, and $2,482, respectively. Future minimum lease payments due under such leases as of December 31, 2000, are as follows:

                        LEASES
                      COMMITMENTS
                      -----------
2001                   $  2,003
2002                      1,930
2003                      1,936
2004                      1,940
2005                      1,946
Thereafter               88,846
                       --------
                       $ 98,601
                       ========

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

11.      STOCK AND UNIT BASED COMPENSATION PLANS:

STOCK OPTION PLANS

         The Company has two stock incentive plans, the 1995 Stock Incentive Plan (the "1995 Plan") and the 1994 Stock Incentive Plan (the "1994 Plan"). The maximum number of options and/or restricted shares that the Company may grant under the 1995 Plan is 2,850,000 shares. The maximum aggregate number of shares available for grant under the 1995 Plan increases automatically on January 1 of each year by an amount equal to 8.5% of the increase in the number of common shares and units outstanding since January 1 of the preceding year, subject to certain adjustment provisions. As of January 1, 2000, the number of shares the Company may grant under the 1995 Plan is 9,650,505. Under the 1995 Plan, the Company had granted, net of forfeitures, options and restricted shares of 8,788,960 and 23,718 respectively, through December 31, 2000. Due to the approval of the 1995 Plan, additional options and restricted shares will no longer be granted under the 1994 Plan. Under the 1994 Plan, the Company had granted, net of forfeitures, 2,509,800 options and no restricted shares. Under both Plans, options are granted at a price not less than the market value of the shares on the date of grant and expire ten years from the date of grant. The options that have been granted under the 1995 Plan vest over five years, with the exception of 500,000 options that vest over two years, 250,000 options that vest over three and a half years and 60,000 options that vest six months from the initial date of grant. The options that have been granted under the 1994 Plan vest over periods ranging from one to five years.

         A summary of the status of the Company's 1994 and 1995 Plans as of December 31, 2000, 1999 and 1998 and changes during the years then ended is presented in the table below:

                               STOCK OPTIONS PLANS

                                                        2000                          1999                         1998
                                             --------------------------    --------------------------   ---------------------------
                                             OPTIONS TO      WTD. AVG.     OPTIONS TO      WTD. AVG.    OPTIONS TO       WTD. AVG.
                                               ACQUIRE       EXERCISE       ACQUIRE        EXERCISE       ACQUIRE         EXERCISE
                                               SHARES          PRICE         SHARES          PRICE        SHARES           PRICE
                                             ----------      ----------    ----------      ----------   -----------      ----------
Outstanding as of January 1,                      6,661      $       21         6,967      $       21         4,943      $       16
Granted                                           1,665              20         3,489              16         2,728              32
Exercised                                          (209)             15        (2,900)             13           (52)             18
Forfeited                                          (151)             20          (895)             30          (652)             29
Expired                                              --              --            --              --            --              --
                                             ----------      ----------    ----------      ----------    ----------      ----------
Outstanding/Wtd. Avg. as of December 31,          7,966      $       21         6,661      $       21         6,967      $       21
                                             ----------      ----------    ----------      ----------    ----------      ----------
Exercisable/Wtd. Avg. as of December 31,          2,630      $       23         1,721      $       24         3,727      $       15

         The following table summarizes information about the options outstanding and exercisable at December 31, 2000:

                                          OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                        ----------------------------------------------------- -------------------------------
                                            WTD. AVG. YEARS
                            NUMBER             REMAINING                         NUMBER
   RANGE OF               OUTSTANDING          BEFORE             WTD. AVG.     EXERCISABLE      WTD. AVG.
EXERCISE PRICES           AT 12/31/00         EXPIRATION       EXERCISE PRICE  AT 12/31/00     EXERCISE PRICE
----------------        ----------------   ------------------  -------------- ---------------  --------------
$11 to 18                         4,437      8.2 years                 $ 16            1,170          $ 16
$19 to 27                         1,863      8.7                         22              439            22
$28 to 39                         1,666      7.2                         32            1,021            32
                        ---------------    -----------          -----------   --------------   -----------
$11 to 39                         7,966      8.1 years                 $ 21            2,630          $ 23
                        ===============    ===========          ===========   ==============   ===========

UNIT PLANS

         The Operating Partnership has two unit incentive plans, the 1995 Unit Incentive Plan (the "1995 Unit Plan") and the 1996 Unit Incentive Plan (the "1996 Unit Plan"). The 1995 Unit Plan is designed to reward persons who are not trust managers, officers or 10% shareholders of the Company. An aggregate of 100,000 common shares are reserved for issuance upon the exchange of 50,000 units available for issuance to employees and advisors under the 1995 Unit Plan. As of December 31, 2000, an aggregate of 7,012 units had been distributed under the 1995 Unit Plan. The 1995 Unit Plan does not provide for the grant of options. There was no activity in the 1995 Unit Plan in 2000, 1999 or 1998. The 1996 Unit Plan provides for the grant of options to acquire up to 2,000,000 units. Through December 31, 2000, the Operating Partnership had granted, net of forfeitures, options to acquire 1,778,571 units. Forfeited options are available for grant. The unit options granted under the 1996 Unit Plan were priced at fair market value on the date of grant, generally vest over seven years, and expire ten years from the date of grant. Pursuant to the terms of the unit options granted under the 1996 Unit Plan, because the fair market value of the Company's common shares equaled or exceeded $25 for each of ten consecutive trading days, the vesting of an aggregate of 500,000 units was accelerated and such units became immediately exercisable in 1996. In addition, 100,000 unit options vest 50% after three years and 50% after five years. Under the 1996 Unit Plan, each unit that may be purchased is exchangeable, as a result of shareholder approval in June 1997, for two common shares.

         A summary of the status of the Company's 1996 Unit Plan as of December 31, 2000, 1999 and 1998, and changes during the years then ended is presented in the table below (assumes each unit is exchanged for two common shares):

                         1996 UNIT INCENTIVE OPTION PLAN

                                                      2000                          1999                          1998
                                          ---------------------------   ----------------------------  -----------------------------
                                             SHARES        WTD. AVG.      SHARES         WTD. AVG.      SHARES          WTD. AVG.
                                           UNDERLYING      EXERCISE     UNDERLYING       EXERCISE      UNDERLYING       EXERCISE
                                          UNIT OPTIONS      PRICE       UNIT OPTIONS       PRICE      UNIT OPTIONS        PRICE
                                          ------------   ------------   ------------    ------------  ------------     ------------
Outstanding as of January 1,                     2,414   $         17          4,000    $         18         4,000     $         18
Granted                                             --             --            200              16            --               --
Exercised                                           --             --         (1,143)             18            --               --
Forfeited                                           --             --           (643)             18            --               --
Expired                                             --             --             --              --            --               --
                                          ------------   ------------   ------------    ------------  ------------     ------------
Outstanding/Wtd. Avg. as of December 31,         2,414   $         17          2,414    $         17         4,000     $         18
                                          ------------   ------------   ------------    ------------  ------------     ------------
Exercisable/Wtd. Avg. as of December 31,         1,571   $         18          1,143    $         18         1,857     $         18

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

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------------------------------
                                                 2000                             1999                              1998
                                      ---------------------------     ----------------------------      ---------------------------
                                      AS REPORTED      PRO FORMA      AS REPORTED       PRO FORMA       AS REPORTED      PRO FORMA
                                      -----------     -----------     -----------      -----------      -----------     -----------
Basic EPS:
  Net Income (Loss) available to
    common shareholders               $   231,716     $   226,112     $    (7,441)     $   (12,998)     $   150,584     $   145,155
Diluted EPS:
  Net Income (Loss) available to
    common shareholders                   231,716         226,112          (7,441)         (12,998)         153,900         143,431
Basic Earnings (Loss) per Share              2.05            1.99           (0.06)           (0.11)            1.26            1.21
Diluted Earnings (Loss) per Share            2.02            1.97           (0.06)           (0.11)            1.21            1.17

       At December 31, 2000, 1999 and 1998, the weighted average fair value of options granted was $2.46, $2.80, and $5.01, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model using the following expected weighted average assumptions in the calculation.

                                       2000          1999          1998
                                    -----------   -----------   -----------
Life of options                      10 years      10 years      10 years
Risk-free interest rates                  8.0%          8.0%          7.0%
Dividend yields                          10.0%         12.0%          7.0%
Stock price volatility                   26.0%         27.0%         26.1%

12.  SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY:

         During the year ended December 31, 2000, the Company formed Funding IX and contributed seven Office Properties and two Resort/Hotel Properties to Funding IX. The Company owns 100% of the voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of December 31, 2000, the Company had sold $275,000 of non-voting, redeemable preferred Class A Units in Funding IX to GMAC Commercial Mortgage Corporation ("GMACCM") and received net proceeds of $265,063. The Class A Units receive a preferred variable-rate dividend currently calculated at 30-day LIBOR plus 450 basis points, or approximately 11.12% per annum as of December 31, 2000, and are redeemable at the option of the Company at the original purchase price.

         As of December 31, 2000, $265,061 of the net proceeds from the sale of the Class A Units had been used to repurchase 13,755,423 of the Company's outstanding common shares. See "Note 13. Shareholders' Equity - Share Repurchase Program."

         The Company generally will use the proceeds from any joint venture or sale of a Property held by Funding IX to redeem the Class A Units. On November 3, 2000, the Company completed the sale of the Four Seasons Hotel - Houston for a sales price of approximately $105,000, and net proceeds of approximately $85,300. The Company used approximately $56,600 of the net proceeds to redeem Class A Units in Funding IX, through which the Company owned the Property, from GMACCM. The Company used approximately $16,000 of the remaining net proceeds to repurchase 713,200 of the Company's outstanding common shares and intends to use the remaining net proceeds to repurchase additional common shares. The repurchased common shares are consolidated as treasury shares in accordance with GAAP. However, these shares will be held in a wholly-owned subsidiary of the Company until the Class A Units are redeemed. Distributions will continue to be paid on the repurchased common shares and will be used to pay dividends on the Class A Units.

13.    SHAREHOLDERS' EQUITY:

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

SHARE REPURCHASE PROGRAM

         On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of the Company's outstanding common shares from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"), in an amount not to exceed $500,000.

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

         The Company commenced its Share Repurchase Program in March 2000. During the year ended December 31, 2000, the Company repurchased 8,700,030 common shares in the open market at an average price of $20.77 per common share for an aggregate of approximately $180,723.

         In addition, during the year ended December 31, 2000, the Company purchased 5,809,180 of the Company's common shares at an average price of $17.62 per common share for an aggregate of approximately $102,333, fulfilling its obligation under the "Share Repurchase Agreement" with UBS. This amount includes 20,301 common shares purchased outside of the Share Repurchase Program in connection with a management incentive plan. See "Share Repurchase Agreement" below for a description of the agreement.

         The purchase of 13,775,709 of the common shares (20,286 of which have been retired) was financed primarily with the proceeds of the sale of Class A Units in Funding IX. See "Note 12. Sale of Preferred Equity Interests in Subsidiary." The purchase of 713,200 of the common shares was funded with proceeds from the sale of the Four Seasons Hotel - Houston on November 3, 2000. The 14,488,909 common shares were purchased at an average price of $19.51 per common share for an aggregate of approximately $282,699.

SHARE REPURCHASE AGREEMENT

         On November 19, 1999, the Company entered into an agreement with UBS to purchase a portion of its common shares from UBS. As of December 31, 1999, the Company was obligated to purchase 4,789,580 common shares, or approximately $84,100 of the Company's common shares. The agreement was amended on January 4, 2000, increasing the number of common shares the Company was obligated to purchase from UBS by January 4, 2001 to 5,809,180 common shares, or approximately $102,000 of the Company's common shares (as amended, the "Share Repurchase Agreement"). The price the Company was obligated to pay for the common shares was calculated based on the average cost of the common shares purchased by UBS in connection with the Share Repurchase Agreement plus a return to UBS of 30-day LIBOR plus 250 basis points, minus an adjustment for the Company's distributions during the term of the Share Repurchase Agreement. The guaranteed rate of return to UBS under the agreement is equal to 30-day LIBOR plus 250 basis points.

         The Company had the option to settle the Share Repurchase Agreement in cash or common shares. During the year ended December 31, 2000, the Company purchased the 5,809,180 common shares from UBS at an average cost of $17.62 per common share for an aggregate of approximately $102,333 under the Share Repurchase Agreement with UBS. The Company has no further obligation under the Share Repurchase Agreement. The purchases were funded primarily through the sale of Class A Units in Funding IX. See "Note 12. Sale of Preferred Equity Interests in Subsidiary."

DISTRIBUTIONS

Common Shares

         The distributions to common shareholders and unitholders paid during the year ended December 31, 2000, were $298,547, or $2.20 per common share and equivalent unit.

         As of December 31, 2000, the Company was holding 14,468,623 of its common shares. The distribution amounts above include $17,313 of distributions for the year ended December 31, 2000, which were paid for common shares held by the Company, which are eliminated in consolidation.

         The distributions to common shareholders and unitholders paid during the year ended December 31, 1999, were $298,125, or $2.20 per common share and equivalent unit.

         Following is the income tax status of distributions paid on common shares and equivalent units during the years ended December 31, 2000 and 1999 to common shareholders:

                                2000          1999
                              ----------   -----------
Ordinary dividend                 51.5%         50.1%
Capital gain                       6.4%          2.0%
Return of capital                 35.9%         47.9%
Unrecaptured Section 1250 gain     6.2%          0.0%

Preferred Shares

       The distributions to preferred shareholders during the year ended December 31, 2000, were $13,500, or $1.6875 per preferred share.

       The distributions to preferred shareholders during the year ended December 31, 1999, were $13,500, or $1.6875 per preferred share.

         Following is the income tax status of distributions paid during the years ended December 31, 2000 and 1999 to preferred shareholders:

                                 2000         1999
                              -----------   ----------
Ordinary dividend                  83.7%        96.4%
Capital gain                        8.2%         3.6%
Unrecaptured Section 1250 gain      8.1%         0.0%

14.   SETTLEMENT OF MERGER DISPUTE:

STATION CASINOS, INC.

         As of April 14, 1999, the Company and Station entered into a settlement agreement for the mutual settlement and release of all claims between the Company and Station arising out of the agreement and plan of merger between the Company and Station, which the Company terminated in August 1998. As part of the settlement agreement, the Company paid $15,000 to Station on April 22, 1999.

15.      MINORITY INTEREST:

         Minority interest represents (i) the limited partner interests owned by limited partners in the Operating Partnership ("units"), and (ii) joint venture and preferred equity interests held by third parties in other consolidated subsidiaries. Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent Equities' percentage interest in the Operating Partnership increases. During the year ended December 31, 2000, there were 43,562 units exchanged for 87,124 common shares of Crescent Equities.

16.      RELATED PARTY INVESTMENT:

         As of December 31, 2000, the Company, upon the approval of the independent members of its Board of Trust Managers, had contributed approximately $23,800 to DBL Holdings, Inc. ("DBL"). The total contribution was made through a combination of loans and equity investments. The Operating Partnership has a 97.4% non-voting interest in DBL.

         The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., a wholly-owned subsidiary, which was originally committed to purchase $25,000 of limited partnership interests in G2 Opportunity Fund, LP ("G2"), representing a limited partnership interest of approximately 12.5%. DBL-ABC, Inc. is no longer committed to contribute the remaining balance of $1,200, as a result of the expiration of uncalled capital commitments which expired in December 2000, according to the limited partnership agreement. G2 was formed for the purpose of investing in commercial mortgage backed securities and is managed by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, and Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, each own 50% of the entity that ultimately controls GMSP. Mr. Rainwater is a limited partner of GMSP. At December 31, 2000, DBL's primary holdings consisted of the 12.5% investment in G2.

17.    FORMATION AND CAPITALIZATION OF COPI

       In April 1997, the Company established a new Delaware corporation, COPI. All of the outstanding common stock of COPI, valued at $0.99 per share, was distributed, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997, in a spin-off.

       COPI was formed to become a lessee and operator of various assets to be acquired by the Company and to perform the "Intercompany Agreement" between COPI and the Company, pursuant to which each has agreed to provide the other with rights to participate in certain transactions. As a result of the formation of COPI and the execution of the Intercompany Agreement, persons who own equity interests in both the Company and COPI have the opportunity to participate in the benefits of both the real estate investments of the Company (including ownership of real estate assets) and the lease of certain of such assets and the ownership of other non-real estate assets by COPI. The certificate of incorporation, as amended and restated, of COPI generally prohibits COPI, for so long as the Intercompany Agreement remains in effect, from engaging in activities or making investments that a REIT could make, unless the Company was first given the opportunity, but elected not to pursue such activities or investments.

       In connection with the formation and capitalization of COPI, the Company provided to COPI approximately $50,000 in the form of cash contributions and loans to be used by COPI to acquire certain assets. The Company also made available to COPI a line of credit to be used by COPI to fulfill certain ongoing obligations associated with these assets. As of December 31, 2000, COPI had $37,676 and $23,523 outstanding under the line of credit and term loans, respectively, with the Company. During 2000, the Company amended the COPI loans to allow for the deferral of principal and interest payments through February 2001. Under the lease agreements for the Resort/Hotel Properties between the Company and COPI, the rent receivable balance at December 31, 2000 was approximately $12,701, of which approximately $5,769 was over 30 days past due. During the first quarter of 2001, the Company allowed COPI to further extend payment of these obligations while exploring a potential transaction between the Company and COPI, regarding the purchase of hotel leases and voting stock of the Residential Development Corporations.

         On December 17, 1999, President Clinton signed into law the REIT Modernization Act which became effective January 1, 2001, and contains a provision that would permit the Company to own and operate certain types of investments that are currently owned by COPI. The Company is continuing discussions with COPI with respect to a restructuring transaction related to certain investments as a result of the REIT Modernization Act. Among other provisions, the new legislation would allow the Company, through its subsidiaries, to own and operate certain

Residential Development Corporations and lease certain Resort/Hotel Properties currently owned and operated or leased by COPI.

18.      DISPOSITIONS:

OFFICE SEGMENT

         During the year ended December 31, 2000, the Company completed the sale of 11 wholly-owned Office Properties. The sale of the 11 Office Properties generated approximately $268,233 of net proceeds. The proceeds were used primarily to pay down variable-rate debt. The Company recognized a net gain, which is included in Gain on Property Sales, Net, of approximately $35,841 related to the sale of the 11 Office Properties during the year ended December 31, 2000. During the year ended December 31, 1999, the Company recognized an impairment loss of approximately $16,800 on one of the 11 Office Properties sold during the year ended December 31, 2000. The Company also recognized a loss of approximately $5,000, which is included in Gain on Property Sales, Net, during the year ended December 31, 2000 on one of the 11 Office Properties sold. The losses represented the differences between the carrying values of the Office Properties and the sales prices less costs of the sales.

         The following table summarizes the condensed results of operations for the years ended December 31, 2000, 1999 and 1998 for the Office Properties sold during 2000.

                                                     FOR THE YEAR
                                                   ENDED DECEMBER 31,
                                     -------------------------------------------
                                        2000              1999           1998
                                     ----------        ----------     ----------
Revenue                              $   13,692        $   46,607     $   45,513
Operating Expenses                        5,774            21,063         19,152
                                     ----------        ----------     ----------
Net Operating Income                 $    7,918(1)     $   25,544     $   26,361
                                     ==========        ==========     ==========

-----------

(1) Net operating income for 2000 only includes the periods for which the disposition Properties were held during the year.

RESORT/HOTEL SEGMENT

         On November 3, 2000, the Company completed the sale of the Four Seasons Hotel - Houston for a sales price of approximately $105,000. The Company used approximately $19,700 of the proceeds to buy out the Property lease with COPI and the asset management contract, and for other transaction costs. The sale generated net proceeds of approximately $85,300. The Company also used approximately $56,600 of the net proceeds to redeem Class A Units in Funding IX, through which the Company owned the Property, from GMACCM. See "Note 12. Sale of Preferred Equity Interests in Subsidiary" for a description of the ownership structure of Funding IX. The sale generated a net gain, which is included in Gain on Property Sales, Net, of approximately $28,715. The Company's net operating income for the years ended December 31, 2000, 1999 and 1998 for the Four Seasons Hotel - Houston was $7,591, $9,237 and $8,048, respectively. Net operating income for 2000 only includes the periods for which this Property was held during the year.

BEHAVIORAL HEALTHCARE PROPERTIES

         During the year ended December 31, 2000, the Company completed the sale of 60 Behavioral Healthcare Properties previously classified as held for disposition. The sales generated approximately $233,700 in net proceeds and a net gain of approximately $58,583 for the year ended December 31, 2000. During the year ended December 31, 2000, the Company recognized an impairment loss of $9,349 on the Behavioral Healthcare Properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for 13 of the 28 Behavioral Healthcare Properties. The net proceeds from the sale of the 60 Behavioral Healthcare Properties sold during the year ended December 31, 2000 were used primarily to pay down variable-rate debt.

OTHER

         The Woodlands Commercial Properties Company, L.P., owned by the Company and Morgan Stanley Real Estate Fund II, L.P., completed the sale of its retail portfolio, consisting of the Company's four retail properties located in The Woodlands, on January 5, 2000. The sale generated approximately $42,700 of net proceeds, of which the Company's portion was approximately $32,000. The sale generated a net gain of approximately $6,500, of which the Company's portion was approximately $4,900. The proceeds to the Company were used primarily to pay down variable-rate debt. The net operating income for the years ended December 31, 2000, 1999 and 1998 for the four retail properties was $15, $3,792, and $3,474, respectively. Net operating income for 2000 only includes the periods for which these properties were held during the year.

         During the year ended December 31, 2000, the Woodlands Commercial Properties Company, L.P. also sold four office/venture tech properties located within The Woodlands. The sale generated net proceeds of approximately $51,800, of which the Company's portion was approximately $22,000. The sale generated a net gain of approximately $11,800, of which the Company's portion was approximately $5,000. The proceeds were used primarily for working capital purposes.

19.      CBHS:

         As of December 31, 1999, the Company owned 88 Behavioral Healthcare Properties, all of which were leased by the Company to Charter Behavioral Health Systems ("CBHS") under a master lease. CBHS was formed to operate the behavioral healthcare business located at the Behavioral Healthcare Properties and was owned 10% by a subsidiary of Magellan Health Services, Inc., and, until December 2000, 90% by COPI and an affiliate of COPI. In December 2000, that 90% interest was transferred to The Rockwood Financial Group, Inc., which is wholly-owned by an executive officer of COPI. As of December 31, 1999, all of the Behavioral Healthcare Properties were leased by the Company to CBHS under a master lease. On February 16, 2000, CBHS and all of its subsidiaries that were subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. In connection with the CBHS bankruptcy, the master lease was terminated and CBHS ceased operations at all of the Behavioral Healthcare Properties.

         Payment and treatment of rent for the Behavioral Healthcare Properties was subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding. The Company received approximately $15,367 in rent and interest from CBHS during the year ended December 31, 2000.

         The Company sold 60 Behavioral Healthcare Properties during the year ended December 31, 2000. As of December 31, 2000, the Company owned 28 Behavioral Healthcare Properties. Subsequent to December 31, 2000, the Company sold two Behavioral Healthcare Properties. See "Note 21. Subsequent Events." The Company has entered into contracts or letters of intent to sell five additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 21 Behavioral Healthcare Properties.

20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                                            2000
                                                               -------------------------------------------------------------------
                                                                    MARCH 31,     JUNE 30,       SEPTEMBER 30,       DECEMBER 31,
                                                               ---------------  --------------  -----------------  ---------------
Revenues                                                            $ 175,788       $ 175,229          $ 177,147        $ 190,241
Income before minority interests and extraordinary item                62,082          44,737            100,877           95,356
Minority interests                                                     (7,032)         (8,675)           (17,702)         (17,593)
Extraordinary Item                                                     (3,928)             --                 --               --
Net income applicable to common shareholders
   - basic                                                             45,671          31,969             83,175           70,901
   - diluted                                                           45,671          31,969             83,175           70,901
Per share data:
   Basic Earnings Per Common Share
    - Income before extraordinary item                                   0.41            0.28               0.71             0.66
    - Net income                                                         0.38            0.28               0.71             0.66
   Diluted Earnings Per Common Share
    - Income before extraordinary item                                   0.41            0.27               0.70             0.65
    - Net income                                                         0.38            0.27               0.70             0.65

                                                                                             1999
                                                               -------------------------------------------------------------------
                                                                    MARCH 31,     JUNE 30,       SEPTEMBER 30,       DECEMBER 31,
                                                               ---------------  --------------  -----------------  ---------------
Revenues                                                            $ 185,747       $ 192,397          $ 185,525        $ 182,610
Income (loss) before minority interests                                39,660          61,313           (113,316)          25,686
Minority interests                                                     (3,649)         (6,149)            11,034           (3,620)
Net income (loss) applicable to common shareholders
   - basic                                                             30,484          49,624           (105,657)          18,108
   - diluted                                                           30,484          49,624           (105,657)          18,108
Per share data:
   Basic Earnings Per Common Share                                       0.24            0.39              (0.88)            0.19
   Diluted Earnings Per Common Share                                     0.24            0.39              (0.88)            0.19

21.       SUBSEQUENT EVENTS:

BEHAVIORAL HEALTHCARE PROPERTIES

         Subsequent to December 31, 2000, the Company sold two Behavioral Healthcare Properties. The sales generated approximately $6,099 in net proceeds and a net loss of approximately $354.

                                                                    SCHEDULE III

                      CRESCENT REAL ESTATE EQUITIES COMPANY
        CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (dollars in thousands)


                                                                            Costs
                                                                         Capitalized      Impairment
                                                                        Subsequent to    to Carrying      Gross Amount at Which
                                                    Initial Costs        Acquisition        Value       Carried at Close of Period
                                              ----------------------------------------- --------------- --------------------------
                                                                        Land, Buildings,  Buildings,                Buildings,
                                                                        Improvements,    Improvements,             Improvements,
                                                                          Furniture,      Furniture,                Furniture,
                                                        Buildings and    Fixtures and    Fixtures and              Fixtures and
                       Description              Land     Improvements     Equipment       Equipment       Land      Equipment
------------------------------------------    --------- --------------  --------------- --------------- --------- ---------------
The Citadel, Denver, CO                        $ 1,803        $ 17,259         $ 4,314             $--   $ 1,803        $ 21,573
Las Colinas Plaza, Irving, TX                    2,576           7,125           1,856              --     2,581           8,976
Carter Burgess Plaza, Fort Worth, TX             1,375          66,649          35,726              --     1,375         102,375
The Crescent Office Towers, Dallas, TX           6,723         153,383          80,366              --     6,723         233,749
MacArthur Center I & II, Irving, TX                704          17,247           4,567              --       880          21,638
125. E. John Carpenter Freeway, Irving, TX       2,200          48,744           2,269              --     2,200          51,013
Regency Plaza One, Denver, CO                      950          31,797           2,310              --       950          34,107
The Avallon, Austin, TX                            475          11,207             392              --       475          11,599
Waterside Commons, Irving, TX                    3,650          20,135           2,195              --     3,650          22,330
Two Renaissance Square, Phoenix, AZ                 --          54,412           7,543              --        --          61,955
Liberty Plaza I & II, Dallas, TX                 1,650          15,956             478              --     1,650          16,434
6225 North 24th Street, Phoenix, AZ                719           6,566           3,409              --       719           9,975
Denver Marriott City Center, Denver, CO             --          50,364           4,279              --        --          54,643
MCI Tower, Denver, CO                               --          56,593             753              --        --          57,346
Spectrum Center, Dallas, TX                      2,000          41,096           8,057              --     2,000          49,153
Ptarmigan Place, Denver, CO                      3,145          28,815           5,295              --     3,145          34,110
Stanford Corporate Centre, Dallas, TX               --          16,493           5,701              --        --          22,194
Barton Oaks Plaza One, Austin, TX                  900           8,207           1,539              --       900           9,746
The Aberdeen, Dallas, TX                           850          25,895             322              --       850          26,217
12404 Park Central, Dallas, TX                   1,604          14,504           4,868              --     1,604          19,372
Briargate Office and
   Research Center, Colorado Springs, CO         2,000          18,044           1,024              --     2,000          19,068
Hyatt Regency Beaver Creek, Avon, CO            10,882          40,789          14,675              --    10,882          55,464
Albuquerque Plaza, Albuquerque, NM                  --          36,667           2,013              --        --          38,680
Hyatt Regency Albuquerque, Albuquerque, NM          --          32,241           3,498              --        --          35,739
The Woodlands Office Properties, Houston, TX    12,007          35,865           3,140              --    12,260          38,752
Sonoma Mission Inn & Spa, Sonoma, CA            10,000          44,922          34,054              --    10,000          78,976
Bank One Tower, Austin, TX (2)                 $ 3,879        $ 35,431         $ 2,790             $--   $ 3,879        $ 38,221
Canyon Ranch, Tucson, AZ                        14,500          43,038           5,842              --    17,846          45,534
                                                                                                 Life on Which
                                                                                                Depreciation in
                                                                                                 Latest Income
                                                         Accumulated    Date of     Acquisition  Statement Is
                       Description              Total    Depreciation  Construction     Date        Computed
-------------------------------------------  ---------- -------------  ------------ ----------- ----------------
The Citadel, Denver, CO                       $ 23,376     $ (14,510)     1987         1987           (1)
Las Colinas Plaza, Irving, TX                   11,557        (4,296)     1989         1989           (1)
Carter Burgess Plaza, Fort Worth, TX           103,750       (43,940)     1982         1990           (1)
The Crescent Office Towers, Dallas, TX         240,472      (153,120)     1985         1993           (1)
MacArthur Center I & II, Irving, TX             22,518        (7,366)  1982/1986       1993           (1)
125. E. John Carpenter Freeway, Irving, TX      53,213        (9,057)     1982         1994           (1)
Regency Plaza One, Denver, CO                   35,057        (6,018)     1985         1994           (1)
The Avallon, Austin, TX                         12,074        (1,757)     1986         1994           (1)
Waterside Commons, Irving, TX                   25,980        (4,499)     1986         1994           (1)
Two Renaissance Square, Phoenix, AZ             61,955       (12,186)     1990         1994           (1)
Liberty Plaza I & II, Dallas, TX                18,084        (2,726)  1981/1986       1994           (1)
6225 North 24th Street, Phoenix, AZ             10,694        (2,157)     1981         1995           (1)
Denver Marriott City Center, Denver, CO         54,643       (10,492)     1982         1995           (1)
MCI Tower, Denver, CO                           57,346        (7,943)     1982         1995           (1)
Spectrum Center, Dallas, TX                     51,153        (8,891)     1983         1995           (1)
Ptarmigan Place, Denver, CO                     37,255        (6,376)     1984         1995           (1)
Stanford Corporate Centre, Dallas, TX           22,194        (3,595)     1985         1995           (1)
Barton Oaks Plaza One, Austin, TX               10,646        (1,930)     1986         1995           (1)
The Aberdeen, Dallas, TX                        27,067        (5,301)     1986         1995           (1)
12404 Park Central, Dallas, TX                  20,976        (3,193)     1987         1995           (1)
Briargate Office and
   Research Center, Colorado Springs, CO        21,068        (2,961)     1988         1995           (1)
Hyatt Regency Beaver Creek, Avon, CO            66,346        (7,786)     1989         1995           (1)
Albuquerque Plaza, Albuquerque, NM              38,680        (5,141)     1990         1995           (1)
Hyatt Regency Albuquerque, Albuquerque, NM      35,739        (6,312)     1990         1995           (1)
The Woodlands Office Properties, Houston, TX    51,012       (10,692)  1980-1993       1995           (1)
Sonoma Mission Inn & Spa, Sonoma, CA            88,976        (8,229)     1927         1996           (1)
Bank One Tower, Austin, TX (2)                $ 42,100      $ (3,684)     1974         1996           (1)
Canyon Ranch, Tucson, AZ                        63,380        (4,781)     1980         1996           (1)

                                                                    SCHEDULE III

                                                                            Costs
                                                                         Capitalized      Impairment
                                                                        Subsequent to    to Carrying      Gross Amount at Which
                                                    Initial Costs        Acquisition        Value       Carried at Close of Period
                                              ------------------------  --------------- --------------- --------------------------
                                                                        Land, Buildings,  Buildings,                Buildings,
                                                                        Improvements,    Improvements,             Improvements,
                                                                          Furniture,      Furniture,                Furniture,
                                                        Buildings and    Fixtures and    Fixtures and              Fixtures and
                       Description              Land     Improvements     Equipment       Equipment       Land      Equipment
---------------------------------------------  -------- --------------   -------------- --------------- --------- ---------------
3333 Lee Parkway, Dallas, TX                     1,450          13,177           3,735              --     1,468          16,894
Greenway I & IA, Richardson, TX                  1,701          15,312             458              --     1,701          15,770
Three Westlake Park, Houston, TX                 2,920          26,512           1,315              --     2,920          27,827
Frost Bank Plaza, Austin, TX                        --          36,019           4,828              --        --          40,847
301 Congress Avenue, Austin, TX                  2,000          41,735           6,800              --     2,000          48,535
Chancellor Park, San Diego, CA                   8,028          23,430          (5,502)             --     2,328          23,628
Canyon Ranch, Lenox, MA                          4,200          25,218           8,768              --     4,200          33,986
Greenway Plaza Office Portfolio, Houston, TX    27,204         184,765          85,636              --    27,204         270,401
The Woodlands Office Properties, Houston, TX     2,393           8,523              --              --     2,393           8,523
1800 West Loop South, Houston, TX                4,165          40,857           2,146              --     4,165          43,003
55 Madison, Denver, CO                           1,451          13,253           1,226              --     1,451          14,479
Miami Center, Miami, FL                         13,145         118,763           5,444              --    13,145         124,207
44 Cook, Denver, CO                              1,451          13,253           2,046              --     1,451          15,299
Trammell Crow Center, Dallas, TX                25,029         137,320          12,445              --    25,029         149,765
Greenway II, Richardson, TX                      1,823          16,421           1,144              --     1,823          17,565
Fountain Place, Dallas, TX                      10,364         103,212           8,009              --    10,364         111,221
Behavioral Healthcare Facilities(3)             89,000         301,269        (197,380)       (113,744)   26,776          52,369
Houston Center, Houston, TX                     52,504         224,041           8,268              --    47,406         237,407
Ventana Country Inn, Big Sur, CA                 2,782          26,744           3,293              --     2,782          30,037
5050 Quorum, Dallas, TX                            898           8,243             493              --       898           8,736
Addison Tower, Dallas, TX                          830           7,701             544              --       830           8,245
Cedar Springs Plaza, Dallas, TX                    700           6,549             920              --       700           7,469
Palisades Central I, Dallas, TX                  1,300          11,797           1,310              --     1,300          13,107
Palisades Central II, Dallas, TX                 2,100          19,176           4,676              --     2,100          23,852
Reverchon Plaza, Dallas, TX                      2,850          26,302           1,663              --     2,850          27,965
Stemmons Place, Dallas, TX                          --          37,537           1,927              --        --          39,464
The Addison, Dallas, TX                          1,990          17,998             605              --     1,990          18,603
Sonoma Golf Course, Sonoma, CA                  14,956              --           1,793              --    11,795           4,954
Austin Centre,  Austin, TX                       2,007          48,566           1,785              --     2,007          50,351
Omni Austin Hotel,  Austin, TX                   1,896          44,579           2,783              --     1,896          47,362
Washington Harbor, Washington, D.C.(4)          16,100         146,438           3,040              --    16,100         149,478
Four Westlake Park,  Houston, TX(2)(5)           3,910          79,190             263              --    11,079          72,284
Post Oak Central, Houston, TX                 $ 15,525       $ 139,777         $ 4,428             $--   $15,525       $ 144,205
Datran Center, Miami, FL                            --          71,091           2,689              --        --          73,780
Avallon Phase II,  Austin, TX                    1,102              --          16,768              --     1,188          16,682
Plaza Park Garage                                2,032          14,125             472              --     2,032          14,597
                                                                                                Life on Which
                                                                                               Depreciation in
                                                                                                Latest Income
                                                        Accumulated    Date of     Acquisition  Statement Is
                       Description              Total   Depreciation  Construction     Date        Computed
---------------------------------------------  ------- -------------  ------------ ----------- ----------------
3333 Lee Parkway, Dallas, TX                   18,362        (2,579)     1983         1996           (1)
Greenway I & IA, Richardson, TX                17,471        (1,597)     1983         1996           (1)
Three Westlake Park, Houston, TX               30,747        (2,868)     1983         1996           (1)
Frost Bank Plaza, Austin, TX                   40,847        (4,922)     1984         1996           (1)
301 Congress Avenue, Austin, TX                50,535        (6,717)     1986         1996           (1)
Chancellor Park, San Diego, CA                 25,956        (2,763)     1988         1996           (1)
Canyon Ranch, Lenox, MA                        38,186        (5,528)     1989         1996           (1)
Greenway Plaza Office Portfolio, Houston, TX  297,605       (39,116)  1969-1982       1996           (1)
The Woodlands Office Properties, Houston, TX   10,916        (1,805)  1995-1996       1996           (1)
1800 West Loop South, Houston, TX              47,168        (3,603)     1982         1997           (1)
55 Madison, Denver, CO                         15,930        (1,652)     1982         1997           (1)
Miami Center, Miami, FL                       137,352       (10,019)     1983         1997           (1)
44 Cook, Denver, CO                            16,750        (1,960)     1984         1997           (1)
Trammell Crow Center, Dallas, TX              174,794       (15,149)     1984         1997           (1)
Greenway II, Richardson, TX                    19,388        (1,650)     1985         1997           (1)
Fountain Place, Dallas, TX                    121,585        (9,253)     1986         1997           (1)
Behavioral Healthcare Facilities(3)            79,145       (10,695)  1850-1992       1997           (1)
Houston Center, Houston, TX                   284,813       (20,677)  1974-1983       1997           (1)
Ventana Country Inn, Big Sur, CA               32,819        (2,983)  1975-1988       1997           (1)
5050 Quorum, Dallas, TX                         9,634          (895)  1980/1986       1997           (1)
Addison Tower, Dallas, TX                       9,075          (938)  1980/1986       1997           (1)
Cedar Springs Plaza, Dallas, TX                 8,169          (957)  1980/1986       1997           (1)
Palisades Central I, Dallas, TX                14,407        (1,336)  1980/1986       1997           (1)
Palisades Central II, Dallas, TX               25,952        (2,268)  1980/1986       1997           (1)
Reverchon Plaza, Dallas, TX                    30,815        (2,833)  1980/1986       1997           (1)
Stemmons Place, Dallas, TX                     39,464        (3,948)  1980/1986       1997           (1)
The Addison, Dallas, TX                        20,593        (1,716)  1980/1986       1997           (1)
Sonoma Golf Course, Sonoma, CA                 16,749          (708)     1929         1998           (1)
Austin Centre,  Austin, TX                     52,358        (2,917)     1986         1998           (1)
Omni Austin Hotel,  Austin, TX                 49,258        (5,473)     1986         1998           (1)
Washington Harbor, Washington, D.C.(4)        165,578        (8,315)     1986         1998           (1)
Four Westlake Park,  Houston, TX(2)(5)         83,363        (4,269)     1992         1998           (1)
Post Oak Central, Houston, TX                $159,730     $ (10,331)  1974-1981       1998           (1)
Datran Center, Miami, FL                       73,780        (4,901)  1986-1992       1998           (1)
Avallon Phase II,  Austin, TX                  17,870        (1,445)     1997         --             (1)
Plaza Park Garage                              16,629          (549)     1998         --             (1)

                                                                    SCHEDULE III

                                                                            Costs
                                                                         Capitalized      Impairment
                                                                        Subsequent to    to Carrying      Gross Amount at Which
                                                    Initial Costs        Acquisition        Value       Carried at Close of Period
                                              ----------------------------------------- --------------- -------------------------
                                                                        Land, Buildings,  Buildings,                Buildings,
                                                                        Improvements,    Improvements,             Improvements,
                                                                          Furniture,      Furniture,                Furniture,
                                                        Buildings and    Fixtures and    Fixtures and              Fixtures and
                       Description              Land     Improvements     Equipment       Equipment       Land      Equipment
---------------------------------------------  -------- --------------  --------------- --------------- --------- ---------------
Washington Harbour Phase II, Washington, D.C.   15,279             411             283              --    15,322             651
Houston Center 5, Houston, TX                    7,598              --           4,476              --     8,330           3,744
Houston Center Land, Houston, TX                14,642              --              --              --    14,642              --
Crescent Real Estate Equities L.P.                  --              --          25,336              --        --          25,336
Other                                           23,270           2,874          15,962              --    29,608          12,498
Land held for development or sale, Dallas, TX   27,288              --          (7,608)             --    19,611              69

                                              -----------------------------------------------------------------------------------
Total                                         $ 492,475    $ 3,031,622       $ 280,562      $ (113,744) $426,781     $ 3,264,134
                                              ========= =============== =============== =============== ========= ===============
                                                                                                    Life on Which
                                                                                                   Depreciation in
                                                                                                    Latest Income
                                                          Accumulated      Date of    Acquisition   Statement Is
                       Description               Total    Depreciation   Construction     Date        Computed
--------------------------------------------- ----------  -------------  ------------ ----------- ----------------
Washington Harbour Phase II, Washington, D.C.     15,973            --      1998          --             (1)
Houston Center 5, Houston, TX                     12,074            --      --            --             (1)
Houston Center Land, Houston, TX                  14,642            --      --            --             (1)
Crescent Real Estate Equities L.P.                25,336        (5,894)     --            --             (1)
Other                                             42,106          (637)     --            --             (1)
Land held for development or sale, Dallas, TX     19,680            --      --            --             --

                                              -------------------------
Total                                         $3,690,915    $ (564,805)
                                              ==========  =============

----------

(1) Depreciation of the real estate assets is calculated over the following estimated useful lives using the straight-line method:

                  Building and improvements           5 to 40 years
                  Tenant improvements                 Terms of leases
                  Furniture, fixtures, and equipment  3 to 5 years

(2) Depreciation on these Office Properties held for sale ceased from 9/1/00 through 12/31/00 (the period over which these Properties were held for sale).

(3) Depreciation on Behavioral Healthcare Properties held for sale ceased from 11/11/99 through 12/31/00 (the period over which these Properties were held for sale).

(4) Depreciation on this Office Property held for sale ceased from 6/1/00 through 12/31/00 (the period over which the Property was held for sale).

(5) The gross amount at which land is carried for Four Westlake Park includes $3,910 of land which is not held for sale.

         A summary of combined real estate investments and accumulated depreciation is as follows:

                                     2000             1999             1998
                                  -----------      -----------      -----------
Real estate investments:
   Balance, beginning of year     $ 4,095,574      $ 4,129,372      $ 3,423,130
     Acquisitions                      22,170               --          580,694
     Improvements                     108,950           95,210          145,409
     Dispositions                    (526,430)          (8,435)         (19,861)
     Impairments                       (9,349)        (120,573)              --
                                  -----------      -----------      -----------
   Balance, end of year           $ 3,690,915      $ 4,095,574      $ 4,129,372
                                  ===========      ===========      ===========

Accumulated Depreciation:
   Balance, beginning of year     $   507,520      $   387,457      $   278,194
     Depreciation                     123,839          120,745          109,551
     Dispositions                     (66,554)            (682)            (288)
                                  -----------      -----------      -----------
   Balance, end of year           $   564,805      $   507,520      $   387,457
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

ITEM 10. TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2001.

ITEM 11.  EXECUTIVE COMPENSATION

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

         Report of Independent Public Accountants

         Crescent Real Estate Equities Company Consolidated Balance Sheets at December 31, 2000 and 1999.

         Crescent Real Estate Equities Company Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

         Crescent Real Estate Equities Company Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

         Crescent Real Estate Equities Company Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

         Crescent Real Estate Equities Company Notes to Financial Statements.

(a)(2)  Financial Statement Schedules

         Schedule III - Crescent Real Estate Equities Company Consolidated Real Estate Investments and Accumulated Depreciation at December 31, 2000.

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

   EXHIBIT
   NUMBER      DESCRIPTION OF EXHIBIT
   ------      ----------------------
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

     10.10     Amendment dated as of November 4, 1999 to the Crescent Real
               Estate Equities Company 1994 Stock Incentive Plan and the Second
               Amended and Restated 1995 Crescent Real Estate Equities Company
               Stock Incentive Plan (filed herewith)

     10.11     Amended and Restated 1995 Crescent Real Estate Equities Limited
               Partnership Unit Incentive Plan (filed as Exhibit No. 99.01 to the Registrant's Registration Statement on Form S-8 (File No.
               333-3452) and incorporated herein by reference)

     10.12     1996 Crescent Real Estate Equities Limited Partnership Unit
               Incentive Plan, as amended (filed as Exhibit No. 10.14 to the
               1999 10-K and incorporated herein by reference)

     10.13     Amendment dated as of November 5, 1999 to the 1996 Crescent Real
               Estate Equities Limited Partnership Unit Incentive Plan (filed herewith)

     10.14     Crescent Real Estate Equities, Ltd. Dividend Incentive Unit Plan
               (filed herewith)

     10.15     Annual Incentive Compensation Plan for select Employees of
               Crescent Real Estate Equities, Ltd. (filed herewith)

   EXHIBIT
   NUMBER      DESCRIPTION OF EXHIBIT
   ------      ----------------------
     10.16     Amended and Restated Secured Loan Agreement, dated as of May 10,
               2000, among Crescent Real Estate Funding VIII, L.P. and UBS AG,
               Stamford Branch, as amended (filed as Exhibit No. 10.12 to the
               2000 2Q 10-Q and incorporated herein by reference)

     10.17     Intercompany Agreement, dated June 3, 1997, between Crescent Real
               Estate Equities Limited Partnership and Crescent Operating, Inc.
               (filed as Exhibit No. 10.02 to the Registration Statement on Form
               S-1 (file No. 333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

     10.18 Form of Registration Rights, Lock-Up and Pledge Agreement (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

     21.01     List of Subsidiaries (filed herewith)


(b)   Reports on Form 8-K

      None

(c)   Exhibits

      See Item 14(a)(3) above.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

                                   CRESCENT REAL ESTATE EQUITIES COMPANY
                                               (Registrant)

                                   By  /s/   John C. Goff
                                       -----------------------------------------
                                       John C. Goff
                                       Trust Manager and Chief Executive Officer

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

                SIGNATURE                                       TITLE                             DATE
                ---------                                       -----                             ----
     /s/  Richard E. Rainwater          Trust Manager and Chairman of the Board                   3/30/01
     -------------------------------
           Richard E. Rainwater

     /s/  John C. Goff                  Trust Manager and Chief Executive                         3/30/01
     -------------------------------    Officer (Principal Executive Officer)
           John C. Goff

     /s/  Jerry R. Crenshaw Jr.         Senior Vice President and Chief Financial                 3/30/01
     -------------------------------    Officer (Principal Accounting and Financial Officer)
           Jerry R. Crenshaw Jr.

     /s/  Anthony M. Frank              Trust Manager                                             3/30/01
     -------------------------------
           Anthony M. Frank

     /s/  Morton H. Meyerson            Trust Manager                                             3/30/01
     -------------------------------
           Morton H. Meyerson

     /s/  William F. Quinn              Trust Manager                                             3/30/01
     -------------------------------
           William F. Quinn

     /s/  Paul E. Rowsey, III           Trust Manager                                             3/30/01
     -------------------------------
           Paul E. Rowsey, III

     /s/  David M. Sherman              Trust Manager                                             3/30/01
     -------------------------------
           David M. Sherman

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

   EXHIBIT
   NUMBER      DESCRIPTION OF EXHIBIT
   ------      ----------------------
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

     10.10     Amendment dated as of November 4, 1999 to the Crescent Real
               Estate Equities Company 1994 Stock Incentive Plan and the Second
               Amended and Restated 1995 Crescent Real Estate Equities Company
               Stock Incentive Plan (filed herewith)

     10.11     Amended and Restated 1995 Crescent Real Estate Equities Limited
               Partnership Unit Incentive Plan (filed as Exhibit No. 99.01 to the Registrant's Registration Statement on Form S-8 (File No.
               333-3452) and incorporated herein by reference)

     10.12     1996 Crescent Real Estate Equities Limited Partnership Unit
               Incentive Plan, as amended (filed as Exhibit No. 10.14 to the
               1999 10-K and incorporated herein by reference)

     10.13     Amendment dated as of November 5, 1999 to the 1996 Crescent Real
               Estate Equities Limited Partnership Unit Incentive Plan (filed herewith)

     10.14     Crescent Real Estate Equities, Ltd. Dividend Incentive Unit Plan
               (filed herewith)

     10.15     Annual Incentive Compensation Plan for select Employees of
               Crescent Real Estate Equities, Ltd. (filed herewith)

   EXHIBIT
   NUMBER      DESCRIPTION OF EXHIBIT
   ------      ----------------------
     10.16     Amended and Restated Secured Loan Agreement, dated as of May 10,
               2000, among Crescent Real Estate Funding VIII, L.P. and UBS AG,
               Stamford Branch, as amended (filed as Exhibit No. 10.12 to the
               2000 2Q 10-Q and incorporated herein by reference)

     10.17     Intercompany Agreement, dated June 3, 1997, between Crescent Real
               Estate Equities Limited Partnership and Crescent Operating, Inc.
               (filed as Exhibit No. 10.02 to the Registration Statement on Form
               S-1 (file No. 333-25223) of Crescent Operating, Inc. and incorporated herein by reference)

     10.18 Form of Registration Rights, Lock-Up and Pledge Agreement (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

     21.01     List of Subsidiaries (filed herewith)