Form 10-K/A
period 2000-12-31
CRESCENT REAL ESTATE EQUITIES CO
filed 2001-04-30
CIK 918958

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1
(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-13038

                     CRESCENT REAL ESTATE EQUITIES COMPANY
             (Exact name of registrant as specified in its charter)

                    TEXAS                                        52-1862813
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

         777 MAIN STREET, SUITE 2100,
              FORT WORTH, TEXAS                                    76102
   (Address of principal executive offices)                      (Zip code)

               Registrant's Telephone number, including area code
                                 (817) 321-2100

Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE ON
                    TITLE OF EACH CLASS:                         WHICH REGISTERED:
                    --------------------                      ------------------------
  Common Shares of Beneficial Interest par value $.01 per     New York Stock Exchange
                            share
 6 3/4 Series A Convertible Cumulative Preferred shares of    New York Stock Exchange
         Beneficial Interest par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 26, 2001, the aggregate market value of the 114,315,105 common shares and 8,000,000 preferred shares held by non-affiliates of the registrant was approximately $2.7 billion and $140.0 million, respectively, based upon the closing price of $23.29 for common shares and $17.50 for preferred shares on the New York Stock Exchange.

Number of Common Shares outstanding as of April 26, 2001:...   122,742,912
Number of Preferred Shares outstanding as of April 26,
  2001:.....................................................     8,000,000

     The Form 10-K of Crescent Real Estate Equities Company (the "Company") for the year ended December 31, 2000 is being amended to include in Part III of the Form 10-K the following information previously incorporated by reference to the Company's proxy statement: (i) Item 10. Trust Managers and Executive Officers of the Registrant; (ii) Item 11. Executive Compensation; (iii) Item 12. Security Ownership of Certain Beneficial Owners and Management; and (iv) Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 10. TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information with respect to the current seven trust managers of the Company, including the nominee, all of whom joined the Company as trust managers in 1994 (except Mr. Sherman, who was first elected as a trust manager in 2000) and the executive officers of the Company.

                                        TERM
NAME                                   EXPIRES   AGE   POSITION
----                                   -------   ---   --------
Richard E. Rainwater.................   2003     56    Chairman of the Board of Trust Managers of the
                                                         Company
John C. Goff.........................   2002     45    Vice Chairman of the Board of Trust Managers of
                                                       the Company, Chief Executive Officer of the
                                                         Company and the General Partner, and Sole
                                                         Director of the General Partner
Anthony M. Frank.....................   2003     69    Trust Manager of the Company
Morton H. Meyerson...................   2001     62    Trust Manager of the Company
William F. Quinn.....................   2003     53    Trust Manager of the Company
Paul E. Rowsey, III..................   2002     46    Trust Manager of the Company
David M. Sherman.....................   2001     43    Trust Manager of the Company
Dennis H. Alberts....................    N/A     52    President and Chief Operating Officer of the
                                                         Company and the General Partner
David M. Dean........................    N/A     40    Executive Vice President, Law and
                                                       Administration, and Secretary of the Company
                                                         and the General Partner
Jane E. Mody.........................    N/A     49    Executive Vice President, Capital Markets
Kenneth S. Moczulski.................    N/A     48    President of Investments and Chief Investment
                                                       Officer
Jerry R. Crenshaw, Jr. ..............    N/A     37    Senior Vice President, Chief Financial and
                                                         Accounting Officer of the Company and Senior
                                                         Vice President and Chief Financial Officer of
                                                         the General Partner
Jane B. Page.........................    N/A     40    Senior Vice President, Asset Management and
                                                         Leasing, Houston Region of the General
                                                         Partner
John L. Zogg, Jr. ...................    N/A     37    Senior Vice President, Asset Management and
                                                         Leasing, Dallas Region, of the General
                                                         Partner
Christopher T. Porter................    N/A     35    Vice President and Treasurer of the Company and
                                                       the General Partner

TRUST MANAGERS AND EXECUTIVE OFFICERS

     The Board of Trust Managers currently consists of seven members, divided into three classes serving staggered three-year terms. The following is a summary of the experience of the current and proposed trust managers and the current executive officers.

     Richard E. Rainwater has been an independent investor since 1986. From 1970 to July 1986, he served as the chief investment advisor to the Bass family, whose overall wealth increased dramatically during his tenure. During that time, Mr. Rainwater was principally responsible for numerous major corporate and real estate acquisitions and dispositions. Upon beginning his independent investment activities, he founded ENSCO International Incorporated ("ENSCO"), an oil field service and offshore drilling company, in December 1986. Additionally, in June 1988 he co-founded Columbia Hospital Corporation, and in March 1989 he participated in a management-led buy out of HCA-Hospital Corporation of America. In November 1992, Mr. Rainwater co-founded Mid Ocean Limited, a provider of casualty re-insurance. In February 1994, he assisted in the merger of Columbia Hospital Corporation and HCA-Hospital Corporation of America that created Columbia/HCA Healthcare Corporation. Mr. Rainwater has also served as Chairman of the Board of

Directors of Crescent Operating, Inc. ("COPI") since June 1997. Mr. Rainwater is a graduate of the University of Texas at Austin and the Graduate School of Business at Stanford University. Mr. Rainwater has served as the Chairman of the Board of Trust Managers since the Company's inception in 1994.

     John C. Goff co-founded the Company with Mr. Richard Rainwater while serving as principal of Rainwater, Inc. Mr. Goff served as Chief Executive Officer and as a trust manager from the Company's inception in February 1994 through December 1996, when he became Vice Chairman. In June 1999, Mr. Goff returned as Chief Executive Officer of the Company and remains as Vice Chairman. Mr. Goff has served as Vice Chairman of the Board of Directors of COPI since its inception in June 1997. He became the Chief Executive Officer of COPI as well in June 1999. Goff has served as the managing Principal of Goff Moore Strategic Partners, L.P., a private investment partnership since its formation in February 1998. From June 1987 to May 1994, Mr. Goff was vice president of Rainwater, Inc. Prior to joining Rainwater Inc., Mr. Goff was employed by KPMG Peat Marwick, with Mr. Rainwater as one of his principal clients. Mr. Goff also serves on the boards of Gainsco, Inc., The Staubach Company, OpenConnect Systems, Inc., Texas Capital Bancshares, Inc. and The National Association of Real Estate Investment Trusts. Mr. Goff is a graduate of the University of Texas and is a Certified Public Accountant.

     Anthony M. Frank currently serves as Chairman of Belvedere Capital Partners, general partner of the California Community Financial Institutions Fund LP. From March 1988 to March 1992, he served as Postmaster General of the United States. From April 1992 until June 1993, he served as the founding chairman of Independent Bancorp of Arizona. Mr. Frank has also served as a Director of: Temple Inland, Inc., a manufacturer of paper and timber products, since May 1992; Bedford Property Investors, Inc., an office and commercial property real estate investment trust ("REIT") investing primarily on the West Coast, since May 1992; Charles Schwab & Co., one of the nation's largest discount brokerages, since July 1993; Cotelligent, Inc., a provider of temporary office support services, since May 1995; and COPI since June 1997. Mr. Frank received a Bachelor of Arts degree from Dartmouth College and a Master of Business Administration degree from the Amos Tuck School of Business at Dartmouth.

     Morton H. Meyerson currently serves as Chairman and Chief Executive Officer of 2M Companies, Inc., a private investment firm founded by Mr. Meyerson in March 1989. Prior to founding 2M Companies, Inc. he served as Chairman of the Board and Chief Executive Officer of Perot Systems Corporation, a computer services and information provider, from June 1992 until August 1996, Chairman from September 1996 until August 1997, and Chairman and Chief Executive Officer from September 1997 until he retired from Perot Systems in December 1997. Mr. Meyerson has served as a Director of: Energy Service Company International, Inc., an offshore drilling company, since September 1987; TeleTech Holdings, Inc., a global provider of eCommerce-enabling customer management solutions for large domestic and multinational companies, since March 1998. Mr. Meyerson holds a Bachelor of Arts degrees in Economics and Philosophy from the University of Texas at Austin.

     William F. Quinn has served as President of AMR Investment Services, Inc., the investment services affiliate of American Airlines, with responsibility for the management of pension and short-term fixed income assets, since November 1986. Prior to being named to his current positions in 1986, Mr. Quinn held several management positions with American Airlines and its subsidiaries. He has served as Chairman of the Board of American Airlines Federal Credit Union since November 1989; President and Trustee of the American AAdvantage Funds since July 1987; and has served on the advisory board for Southern Methodist University' Endowment Fund since September 1996. Mr. Quinn holds a Bachelor of Science degree in accounting from Fordham University and is a Certified Public Accountant.

     Paul E. Rowsey, III has served as President of Eiger, Inc., a private real estate investment management and investment firm, and the manager of Eiger Fund I, L.P., a real estate equity investment fund, since their formation in January 1999. He was formerly president and a member of the Board of Directors of Rosewood Property Company, a real estate investment company, a position he held from February 1988 until December 1998. Mr. Rowsey has served as a member of the Board of Directors of ENSCO International Incorporated, an offshore drilling company, since January 2000 and of Crescent Operating, Inc., since June 1997. Mr. Rowsey began his career in 1980 as an attorney specializing in commercial real estate. Mr. Rowsey holds a Bachelor of Arts degree from Duke University and a Juris Doctor degree from Southern Methodist University School of Law.

     David M. Sherman serves as President of D. Sherman & Company, Inc., a firm founded and wholly owned by Mr. Sherman which provides services to public real estate companies. In addition, he is as an adjunct professor of real estate at Columbia University Graduate School of Business Administration. Prior to being named to his current positions in February 2000 and beginning in 1995, Mr. Sherman was the Managing Director, Senior Analyst and Head of the REIT Equity Research Team at Salomon Smith Barney, Inc. In addition, Mr. Sherman has served on the Board of Trustees, as well as the audit committee, for Keystone Property Trust, a fully integrated REIT and one of the largest owners and developers of industrial properties in the Eastern United States since June 2000. He also has served as a member of the advisory committee for the Primus Fund, a REIT fund sponsored by Deutsche Bank Realty Advisors. Mr. Sherman holds a Bachelor of Arts degree in Math/Economics from Brown University and a Master of Business Administration degree in finance from Columbia University Graduate School of Business Administration.

     Dennis H. Alberts, prior to joining the Company, served as President and Chief Executive Officer of Pacific Retail Trust, a privately held retail shopping center REIT, which he founded in December 1993. While at Pacific Retail Trust, Mr. Alberts directed all aspects of the company, including acquisition, development and operational activities from December 1993 until February 1999 when Pacific Retail Trust merged into Regency Realty, Inc., a publicly traded real estate investment trust. From February 1999 to August 1999 Mr. Alberts served as a consultant to Regency Realty, Inc. Prior to founding Pacific Retail Trust, Mr. Alberts served as President and Chief Operating Officer of First Union Real Estate Investments, a publicly held retail, multi-family and office REIT from 1991 to December 1993. From 1987 to 1991, Mr. Alberts served as President and Chief Executive Officer of Rosewood Property Company where he focused on asset management and leasing of Rosewood's office portfolio. Before joining Rosewood Property Company, he served as President and Managing Partner of Trammell Crow Residential Companies of Dallas from 1984 to 1987. Mr. Alberts holds a Bachelor of Science degree and Master of Business Administration degree from the University of Missouri. Mr. Alberts joined the Company in April 2000 as President and Chief Operating Officer.

     David M. Dean, prior to joining the Company, was an attorney for Burlington Northern Railroad Company from 1992 to 1994, and he served as Assistant General Counsel in 1994. At Burlington Northern, he was responsible for the majority of that company's transactional and general corporate legal work. Mr. Dean was previously engaged in the private practice of law from 1986 to 1990 with Kelly, Hart & Hallman, and from 1990 to 1992 with Jackson & Walker, L.L.P., where he worked primarily on acquisition, financing and venture capital transactions for Mr. Rainwater and related investor groups. Mr. Dean graduated with honors from Texas A&M University with Bachelor of Arts degrees in English and philosophy in 1983. He also holds a Juris Doctor degree and a Master of Laws degree in taxation from Southern Methodist University School of Law. Mr. Dean served as Senior Vice President, Law, and Secretary from the time he joined the Company in August 1994 to September 1999 when he became Senior Vice President, Law and Administration and Secretary, a position which he held until January 2001. Since January 2001, Mr. Dean has served as Executive Vice President, Law and Administration and Secretary.

     Jane E. Mody, prior to joining the Company, served as Vice President of Goldman, Sachs & Co. from February 2000 to February 2001. While at Goldman, Sachs & Co., Ms. Mody worked with the real estate merchant banking division and was responsible for fund reporting for nine real estate opportunity funds. She served as Managing Director and Chief Financial Officer of Pacific Retail Trust, a private real estate investment trust, which she co-founded from December 1993 until February 1999 when Pacific Retail Trust merged into Regency Realty, Inc., a publicly traded real estate investment trust. From February 1999 to August 1999 Ms. Mody served as a consultant to Regency Realty, Inc. Prior to co-founding Pacific Retail Trust, Ms. Mody served as Executive Vice President of Rosewood Property Company, a real estate investment company, from April 1988 to December 1993. Ms. Mody graduated from Austin College with a Bachelor of Arts degree and holds a Masters of Business Administration degree in International Business from the University of Dallas. Ms. Mody has served as Executive Vice President, Capital Markets of the Company and the General Partner since February 2001.

     Kenneth S. Moczulski, prior to joining the Company, served as President of Transworld Properties, Inc., a subsidiary of a privately held international oil company, which he founded in January 1992. While at Transworld Properties, Inc., Mr. Moczulski was responsible for the formation and implementation of real estate investment strategy, as well as management of on-going real estate development, asset management, and dispositions. Prior to founding Transworld Properties, Inc., Mr. Moczulski served as Vice President of Jaymont Properties in New York from April 1987 to December 1991, where he was responsible, on a national basis, for all acquisition and disposition activities. From February to March 1979 to 1987, Mr. Moczulski served as Development Manager for a number of commercial developments for Gerald D. Hines Interests. Mr. Moczulski holds a Bachelor of Science degree in Civil Engineering from the University of Cincinnati and a Master of Business Administration degree from Harvard Graduate School of Business. Mr. Moczulski has served as President of Investments and Chief Investment Officer since November 2000.

     Jerry R. Crenshaw, Jr., prior to joining the Company, was the Controller of Carrington Laboratories, Inc., a pharmaceutical and medical device company, from 1991 until February 1994. From 1986 until 1991, Mr. Crenshaw was an audit senior in the real estate services group of Arthur Andersen LLP. Mr. Crenshaw holds a Bachelor of Business Administration degree in accounting from Baylor University and is a Certified Public Accountant. Mr. Crenshaw served as Controller from the Company's inception in 1994 to March 1997 when he became Vice President and served as Vice President, Controller until December 1998 and Vice President, Finance until September 1999. In addition, Mr. Crenshaw served as Interim Co-Chief Financial Officer from August 1998 until April 1999. Since September 1999, Mr. Crenshaw has served as Senior Vice President and Chief Financial Officer.

     Jane B. Page, prior to joining the Company, was employed by Metropolitan Life Real Estate Investments from July 1984 to January 1998, holding positions of director of corporate property management and regional asset manager of Metropolitan's institutional portfolio in Houston, Austin and New Orleans. Ms. Page's 14-year tenure at MetLife also included membership on Metropolitan's Investment Committee, which reviewed and approved all significant transactions on a national basis. Ms. Page serves on the Boards of the Greater Houston Partnership, Central Houston, Inc. and the Downtown Houston Management District. Ms. Page graduated with a Bachelor of Arts degree from Point Loma College in San Diego and with a Master of Business Administration degree from the University of San Francisco. She also holds Certified Commercial Investments Manager and Certified Property Manager designations. Ms. Page served as Director of Asset Management, Houston Region from the time she joined the Company in January 1998 to December 1998, when she became Vice President, Houston Region Asset Management and served in that capacity until September 1999 when she became Vice President, Asset Management, Houston Region. Since May 2000, Ms. Page has served as Senior Vice President, Asset Management and Leasing, Houston Region.

     John L. Zogg, Jr. served as Vice President of the commercial real estate group of Rosewood Property Company, responsible for marketing and leasing office space in the Dallas and Denver areas, from January 1989 to May 1994. For three years prior to joining Rosewood Property Company, Mr. Zogg worked as Marketing Manager of Gerald D. Hines Interests, responsible for office leasing in the Dallas metropolitan area from June 1985 to January 1988. He graduated from the University of Texas at Austin with a Bachelor of Arts degree in economics and holds a Master of Business Administration degree from the University of Dallas. Mr. Zogg joined the Company as a Vice President in May 1994 and served as Vice President, Leasing and Marketing, from June 1997 to September 1999 when he became Vice President, Leasing/Marketing, Southwest Region. Since May 2000, Mr. Zogg has served as Senior Vice President, Asset Management and Leasing, Dallas Region.

     Christopher T. Porter, prior to joining the Company, held the office of Senior Vice President, Investor Relations, for Associates First Capital Corporation, a leading financial services firm, from January 1999 through October 1999. Prior to 1999, Mr. Porter served as Vice President and Assistant Treasurer in banking relations and cash management at Associates First Capital Corporation from November 1991 through January 1998. Mr. Porter received a Bachelor of Science degree in economics from the University of Texas at Austin and a Master of Business Administration degree in finance from the University of North Texas and is a certified cash manager. Mr. Porter has served as Vice President and Treasurer since December 1999.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's officers, trust managers and persons who own more than 10% of the Common Shares or the Company's preferred shares of beneficial interest, par value $.01 per share, to file reports of ownership on Form 3 and changes in ownership on Forms 4 and 5 with the Commission and the New York Stock Exchange. The Commission rules also require such officers, trust managers and 10% holders to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that all
Section 16(a) filing requirements applicable to its officers, trust managers and 10% shareholders were complied with for the fiscal year ended December 31, 2000, except that (i) Michael S. Lewis filed an amended Initial Statement of Beneficial Ownership of Securities on Form 3 ("Form 3") reporting ownership of Common Shares that was omitted from his Form 3 that was timely filed; (ii) Mr. Dean failed to file on a timely basis one Statement of Changes in Beneficial Ownership on Form 4 ("Form 4") reporting one transaction, (iii) Theresa E. Black, failed to report on a timely basis one transaction on her Annual Statement of Beneficial Ownership of Securities on Form 5 ("Form 5") for the year ended December 31, 1999, that was timely filed; (iv) John L. Zogg, Jr. failed to report on a timely basis one transaction on his Form 5 for the year ended December 31, 1998, that was timely filed; and (v) Jason E. Anderson, Mr. Crenshaw, Mr. Friedman, Alan C. Hopkins, Mr. Moczulski, Ms. Page, Daniel E. Smith and Brent R. Somers each failed to file on a timely basis a Form 5 reporting one transaction and Howard L. Lovett failed to file on a timely basis a Form 5 reporting two transactions.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation paid or awarded for the years ended December 31, 2000, 1999 and 1998, to the Company's current Chief Executive Officer and to the four most highly compensated executive officers of the Company and the General Partner. As a result of the Company's umbrella partnership REIT structure, the General Partner, rather than the Company, compensates all employees. The Company did not grant any stock appreciation rights ("SARs") during this period.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM COMPENSATION AWARDS
                                                                               ----------------------------------
                                              ANNUAL COMPENSATION              RESTRICTED
                                   -----------------------------------------     STOCK      SECURITIES    PAYOUTS    ALL OTHER
NAME AND                                                      OTHER ANNUAL       AWARDS     UNDERLYING     LTIP     COMPENSATION
PRINCIPAL POSITION          YEAR   SALARY ($)   BONUS ($)   COMPENSATION ($)      ($)       OPTIONS (#)   PAYOUTS     ($) (1)
------------------          ----   ----------   ---------   ----------------   ----------   -----------   -------   ------------
John C. Goff..............  2000    684,615     2,000,000       826,700(3)         --              --       --         5,250
  Chief Executive Officer   1999    355,814(2)    200,000            --            --         600,000(4)    --           919
                            1998     99,452            --            --            --              --       --            --
Dennis H. Alberts.........  2000    235,577       525,000       550,000(3)         --         300,000       --
  President and Chief       1999         --            --            --            --              --       --            --
  Operating Officer         1998         --            --            --            --              --       --            --
David M. Dean.............  2000    250,000       275,000       276,700(3)         --              --       --         6,133
  Executive Vice
    President,              1999    204,339       165,000(6)          --           --         240,000       --         3,414
  Law and Administration,   1998    182,067        80,000            --            --          79,500       --         1,211
  and Secretary
Alan D. Friedman(5).......  2000    300,000       360,000       386,700(3)         --              --       --            --
  President, Development    1999    261,375       195,000(6)          --           --         350,000       --            --
                            1998    108,329       417,000            --            --         250,000       --            --
Jerry R. Crenshaw, Jr. ...  2000    250,000       250,000       276,700(3)         --              --       --         5,993
  Senior Vice President,    1999    197,433       165,000(6)          --           --         275,000       --         2,031
  Chief Financial and       1998    117,895        68,250            --            --         125,000       --           957
  Accounting Officer

---------------

(1) All amounts in this column represent matching contributions that the General Partner made to the individual's Crescent Real Estate Equities, Ltd. 401(k) Plan account.

(2) Amount includes a portion of salary which was paid in January 2000 but earned in 1999 and such portion was inadvertently omitted in the Company's Proxy Statement for its 2000 annual meeting of shareholders.

(3) This amount includes a non-cash distribution for dividend incentive units ("DIU") into separate interest bearing accounts maintained by the Company for each of Messrs. Goff, Alberts, Dean, Crenshaw and Friedman at December 31, 2001 ($825,000, $550,000, $275,000, $275,000 and $385,000,
    respectively). The amount of the distribution to any account is based on the number of dividend incentive units held by the participant, the amount of dividends paid by the Company (with each dividend incentive unit entitled to an amount equal to the dividend per Common Share) and the performance multiples associated with the performance targets that are achieved or surpassed. The amount also includes interest on the amount held in an account at a rate selected by the Executive Compensation Committee. The amounts will be paid to the participant on or about the fifth anniversary of the date the DIUs were granted. See "-- Report of the Executive Compensation Committee" for a definition of DIUs.

(4) Amount includes 200,000 Common Shares which represents the number of Common Shares that may be issued following (i) exercise of Unit Options for Units on a one-for-one basis, and (ii) exchange of Units for Common Shares on the basis of two Common Shares for each Unit.

(5) On March 30, 2001, Mr. Friedman resigned as an officer of the Company.

(6) The bonus amounts for each of Messrs. Friedman, Dean and Crenshaw include an amount for restricted stock acquired by the General Partner as part of the Company's on-going share repurchase program and granted to each of such officers during the second quarter of 2000 ($55,000, $45,000 and $45,000, respectively).

     The following table provides certain information regarding Options granted to the named executive officers for the year ended December 31, 2000. The Company did not grant any SARs during this period.

               OPTION GRANTS FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                             POTENTIAL
                                                                                         REALIZABLE VALUE
                                                                                            AT ASSUMED
                                                  INDIVIDUAL GRANTS                       ANNUAL RATES OF
                               -------------------------------------------------------      STOCK PRICE
                                              % OF TOTAL                                 APPRECIATION FOR
                               SECURITIES      OPTIONS                                        OPTION
                               UNDERLYING     GRANTED TO     EXERCISE OR                    TERMS($)(1)
                                 OPTIONS     EMPLOYEES IN    BASE PRICE     EXPIRATION   -----------------
NAME                           GRANTED(#)    FISCAL YEAR       ($/SH.)         DATE        5%        10%
----                           -----------   ------------   -------------   ----------   -------   -------
                                                                                          (IN THOUSANDS)
John C. Goff.................         --           --               --              --       --        --
Dennis H. Alberts............    300,000(2)     25.44          18.0625      April 2010    3,407     8,636
David M. Dean................         --           --               --              --       --        --
Alan D. Friedman.............         --           --               --              --       --        --
Jerry R. Crenshaw, Jr. ......         --           --               --              --       --        --

---------------

(1) Potential Realizable Value is the value of the granted Options, based on the assumed annual growth rates of the share price shown during their 10-year Option term. For example, a 5% growth rate, compounded annually, for Mr. Albert's grant results in a share price of $29.42 per share, and a 10% growth rate, compounded annually, results in a share price of $46.85 per share. These potential realizable values are listed to comply with the regulations of the Commission, and the Company cannot predict whether these values will be achieved. Actual gains, if any, on Option exercises are dependent on the future performance of the Common Shares.

(2) Amount vests in equal one-fifth installments on April 17, 2001, 2002, 2003, 2004 and 2005.

     The following table provides information about Options that the named executive officers exercised during the year ended December 31, 2000 and Options that each of them held at December 31, 2000. The Company did not grant any SARs during this period.

                    AGGREGATED OPTION EXERCISES DURING 2000
                     AND OPTION VALUES AT DECEMBER 31, 2000

                                                        SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                       UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
                           SHARES                        FISCAL YEAR END(#)           FISCAL YEAR END($)(1)
                         ACQUIRED ON      VALUE      ---------------------------   ---------------------------
NAME                     EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                     -----------   -----------   -----------   -------------   -----------   -------------
                                                                                         (IN THOUSANDS)
John C. Goff...........        --            --        214,286(2)    1,242,858(3)     1,004          6,876
Dennis H. Alberts......        --            --             --         300,000           --          1,256
David M. Dean..........     6,800         4,325        103,900         257,850          320          1,278
Alan D. Friedman.......        --            --        195,000         405,000          451          1,803
Jerry R. Crenshaw,
  Jr. .................        --            --        135,600         318,800          387          1,440

---------------

(1) Market value of securities underlying in-the-money Options is based on the closing price of the Common Shares on December 29, 2000 (the last trading day of the fiscal year) on the New York Stock Exchange of $22.25, minus the exercise price.

(2) The number of securities underlying exercisable but unexercised Options represents 214,286 Common Shares that may be issued following (i) vesting of Unit Options, (ii) exercise of Units Options for Units on a one-for-one basis, and (iii) exchange of Units for Common Shares on the basis of two Common Shares for each Unit or, in the discretion of the Company, cash.

(3) The number of securities underlying unexercisable and unexercised options includes 642,858 Common Shares that may be issued following (i) vesting of Unit Options, (ii) exercise of Units Options for Units on a one-for-one basis, and (iii) exchange of Units for Common Shares on the basis of two Common Shares for each Unit (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange).

EMPLOYMENT AGREEMENTS

     As part of the transactions in connection with formation of the Company, the Operating Partnership assumed an Employment Agreement between Rainwater, Inc. and John C. Goff. The Operating Partnership takes action through the General Partner; Mr. Goff serves as the sole member of the board of directors of the General Partner. As of January 1, 2000, Mr. Goff served as Vice Chairman of the Board of Trust Managers, President and Chief Executive Officer of the Company and the General Partner and was entitled to an annual salary of $650,000. Effective January 1, 2000, the Operating Partnership increased the salary for Mr. Goff to $750,000 per annum. The term of the Employment Agreement with Mr. Goff expired on April 14, 2001, but was automatically renewed for a one-year term. Such automatic renewal will occur each year unless terminated by the Operating Partnership or Mr. Goff.

     On December 14, 1998, the General Partner entered into an Employment Agreement with Jerry R. Crenshaw. The Employment Agreement for Mr. Crenshaw initially provided for Mr. Crenshaw to receive annual compensation of $180,000 per annum. On September 28, 1999, the Operating Partnership increased the salary for Mr. Crenshaw to $250,000 per annum and then on January 1, 2001, the Operating Partnership increased Mr. Crenshaw's salary to $262,500 per annum. Pursuant to the Employment Agreement, Mr. Crenshaw also was granted an option to purchase 125,000 Common Shares at exercise prices of between $22.00 and $28.00 per share. The options vest 20% per year. The Employment Agreement also provides that such options, together with the other options held by Mr. Crenshaw on the effective date of the Employment Agreement, will vest immediately if, among other things, Mr. Crenshaw's employment is terminated other than for cause. The term of the Employment Agreement with Mr. Crenshaw expires on April 30, 2002, subject to automatic renewal for an additional one-year term unless terminated by the Operating Partnership or Mr. Crenshaw.

     The salaries under the Employment Agreements, which are not subject to a cap, may be increased at the discretion of the Operating Partnership, although at its request, the Executive Compensation Committee of the Company has reviewed and ratified all such increases in salaries. The Operating Partnership similarly determines bonuses under the Employment Agreements, although at its request, the Executive Compensation Committee has reviewed and ratified all such bonuses.

AGREEMENTS NOT TO COMPETE

     The Company and the Operating Partnership are dependent on the services of Richard E. Rainwater and John C. Goff. Mr. Rainwater serves as Chairman of the Board of Trust Managers but has no employment agreement with the Company and, therefore, is not obligated to remain with the Company for any specified term. In connection with the initial public offering of the Company's Common Shares in May 1994, each of Messrs. Rainwater and Goff entered into a Noncompetition Agreement with the Company that restricts him from engaging in certain real estate-related activities during specified periods of time.

     The restrictions that Mr. Rainwater's Noncompetition Agreement imposes will terminate one year after the later to occur of (i) the date on which Mr. Rainwater ceases to serve as a trust manager of the Company, and (ii) the date on which Mr. Rainwater's beneficial ownership of the Company (including Common Shares and Units) first represents less than a 2.5% ownership interest in the Company. The restrictions that Mr. Goff's Noncompetition Agreement imposes will terminate one year after Mr. Goff first ceases to be a trust manager or an executive officer of the Company. The Noncompetition Agreements do not, among other things, prohibit Messrs. Rainwater and Goff from engaging in certain activities in which they were engaged at the time of formation of the Company in 1994 or from making certain passive real estate investments.

TRUST MANAGER COMPENSATION

     During 2000, each trust manager who is not also an officer of the Company received an annual fee of $30,000 (payable in cash or, at the election of the trust manager, in Common Shares in an amount determined by dividing the fees otherwise payable by 90% of the fair market value of the Common Shares), a meeting fee of $1,000 for each Board of Trust Managers and committee meeting attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board of Trust Managers and a fee of $500 for participation in each telephonic committee meeting. Trust managers who are also officers receive no separate compensation for their service as trust managers.

COMMITTEES OF THE BOARD OF TRUST MANAGERS

     Audit Committee. The Audit Committee consists of Anthony M. Frank, Chairman, and William F. Quinn and Paul E. Rowsey, III. The Audit Committee, which held five meetings in 2000, makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services that the independent public accountants provide, reviews the independence of the public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls. On June 12, 2000, the Board of Trust Managers approved amendments to the previously adopted Audit Committee Charter (the "Amended Charter"). The amendments set forth the duties and responsibilities of the Audit Committee and comply with the requirements of the New York Stock Exchange. The Board of Trust Managers has determined that all current members of the Audit Committee are "independent" as that term is defined in Section 303.01(B)(2)(a) and (3) of the New York Stock Exchange's listing standards.

     Executive Compensation Committee. The Executive Compensation Committee consists of Morton H. Meyerson, Chairman, and Paul E. Rowsey, III. The Executive Compensation Committee, which held one meeting in 2000, determines compensation for the Company's executive officers and administers the stock incentive and other compensation plans that the Company adopts. The Executive Compensation Committee also nominates persons to serve as members of the Board of Trust Managers. The Executive Compensation Committee will consider nominees that management, shareholders and others recommend, and these recommendations may be delivered in writing to the attention of the Executive Compensation Committee in care of the Company Secretary at the Company's principal executive offices. See "Shareholder Proposals for the Company's 2002 Annual Meeting of Shareholders" below for a description of the procedures by which shareholders may nominate candidates for trust manager.

     Intercompany Evaluation Committee. The Intercompany Evaluation Committee consists of William F. Quinn and David M. Sherman. The Board of Trust Managers appointed the Intercompany Evaluation Committee to review, confirm and ratify, in the Company's capacity as sole stockholder of the General Partner, all determinations and acts of the Operating Partnership and the General Partner relating to the Intercompany Agreement between the Operating Partnership and COPI, dated June 3, 1997 (the "Intercompany Agreement"), and any other transactions with COPI or its affiliates that the General Partner may present to the committee from time to time. The Intercompany Evaluation Committee did not hold any meetings in 2000. From January 1, 2000 through December 4, 2000, the Intercompany Evaluation Committee consisted of Morton H. Meyerson and William F. Quinn. On December 4, 2000, the Board of Trust Managers determined that Morton
H. Meyerson, who, at the time of appointment as a member of the Intercompany Evaluation Committee, was not an officer or director of COPI and did not hold direct or indirect ownership interest in COPI in excess of 1% of the common stock of COPI, currently held a direct or indirect interest in COPI causing him to become a disqualified committee member. Therefore, on December 4, 2000, the Board of Trust Managers removed Mr. Meyerson as a member of the Intercompany Evaluation Committee and designated David M. Sherman as a new Intercompany Evaluation Committee member.

     During the last fiscal year, the Board of Trust Managers held five meetings, and no trust manager attended fewer than 75% of the aggregate of all meetings of the Board of Trust Managers and the committees, if any, upon which such trust manager served and which were held during the period of time that such person served on the Board of Trust Managers or such committee.

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, including this Proxy Statement, in whole or in part, the Report of the Executive Compensation Committee and the Performance Graph, each of which appears below, shall not be deemed to be "soliciting material" or to be "filed" with the Commission, nor shall such information be incorporated by reference into any previous or future filings under the Securities Act of 1933 or the Exchange Act, except to the extent that the Company incorporates it by specific reference into any such filings.

                 REPORT OF THE EXECUTIVE COMPENSATION COMMITTEE

     The Executive Compensation Committee is composed of Messrs. Meyerson and Rowsey. A majority of the full Board of Trust Managers select members of the Executive Compensation Committee.

     Compensation Philosophy and Objectives. The Executive Compensation Committee determines the compensation for the Company's executive officers and administers the stock incentive and other compensation plans that the Company adopts. In addition, the Executive Compensation Committee, acting for the Company in its capacity as the sole stockholder of the General Partner, reviews and ratifies, where appropriate, decisions of the sole director of the General Partner with respect to the compensation of the executive officers of the General Partner. For purposes of the following discussion, the term "Company" includes, unless the context otherwise requires, the Operating Partnership and the other subsidiaries of the Company and the Operating Partnership, in addition to the Company.

     The philosophy of the Company's compensation program is to employ, retain and reward executives capable of leading the Company in achieving its business objectives. These objectives include enhancing shareholder value, maximizing financial performance, preserving a strong financial posture, increasing the Company's assets and positioning its assets and business in geographic markets offering long-term growth opportunities. The accomplishment of these objectives is measured against the conditions characterizing the industry within which the Company and the Operating Partnership operate. In implementing the Company's compensation program, it generally is the policy of the Executive Compensation Committee to seek to qualify executive compensation for deductibility by the Company for purposes of Section 162(m) of the Code to the extent that such policy is consistent with the Company's overall objectives and executive compensation policy.

     Recommendations of Compensation Consultant. In the third quarter of 1999, FPL Associates was hired to perform an analysis of compensation of the executive officers of the Company. In consultation with the Executive Compensation Committee, it was determined that, based on the report of FPL dated October 25, 1999 (the "FPL Report"), the General Partner should increase the base salaries of its officers in order to place them between the median and 75th percentile of current competitive practices for a peer group of real estate companies and the Operating Partnership should adopt an Annual Incentive Plan ("Bonus Plan") and a Dividend Incentive Unit Plan ("DIU Plan") to provide appropriate incentives and rewards for services rendered by executive officers and other key employees to the Company and the Operating Partnership. Upon receiving the report, because Mr. Goff, the sole director of the General Partner, would be a potential recipient of compensation under the Bonus Plan and DIU Plan, the General Partner sought review, confirmation and ratification by the Executive Compensation Committee and the Board of Trust Managers of the Company of the determination with respect to adoption of the Bonus Plan and DIU Plan and of the terms and conditions of such plans. On March 5 and 6, 2000, the Executive Compensation Committee and the Board of Trust Managers of the Company reviewed, confirmed and ratified the adoption of the Bonus Plan and DIU Plan, and the terms and conditions of such plans. The Bonus Plan and the DIU Plan were used by the Compensation Committee of the General Partner in determining executive compensation for 2000 and will be used in determining future executive compensation. The Compensation Committee of the General Partner (the "Committee") is also composed of Messrs. Meyerson and Rowsey and is appointed by the Board of Directors of the General Partner.

     Before the beginning of each year, the Committee will (i) designate the positions covered by the Bonus Plan, (ii) the minimum, and maximum annual incentive opportunity or bonus (expressed as a percentage of base salary) that the individual holding each position is eligible to earn for that year, and
(iii) the performance

(expressed in any way the Committee decides, e.g., as a number from 0-100) necessary to earn each level of bonus. Before the beginning of each year, the Committee also will determine (i) the aspects or "dimensions" of performance to be taken into account in calculating each participant's performance, and (ii) the relative weights to give to performance within each dimension. Performance dimensions generally will include (a) one or more measures of overall company performance, (b) one or more measures of function or unit performance, and (c) one or more measures of individual performance. Before the beginning of each year, the Committee also will decide on the best way to measure performance within each dimension. Performance measures for function or unit performance may include any measurable criteria that (i) are related to the Company's business objectives and (ii) reflect outcomes or results that the participant can directly influence. Performance measures for individual performance may include any other criteria relevant to the participant's performance in furthering the Company's business objectives as the Committee in consultation with the participant's supervisor might consider appropriate. As soon as possible after the end of each year, the Committee will determine each participant's performance within each performance dimension and use it to determine the participant's annual incentive opportunity or bonus for his or her position. Incentive awards will be distributed within 120 days after the close of the year in one lump sum. If a participant leaves employment for any reason other than death, disability or retirement before the end of a year, the participant will not receive any award under the Bonus Plan for that year. If the participant leaves employment before the end of a year because of death, disability or retirement, the Committee may grant the participant a pro rata portion of the award that the participant would have earned for the year. If an employee becomes a participant during a year, any award under the Bonus Plan to the employee will be appropriately prorated from the time that the employee entered the Bonus Plan to the end of the year.

     Before the beginning of each year, the Committee will designate the employees to whom dividend incentive units will be granted for the year, and the number of the dividend incentive units that each participant will be granted. Each Participant will have an account, consisting of an entry on the books of the Company, to which their benefits will be credited under the DIU Plan. Before the beginning of each year, the Committee will adopt one or more objective performance targets for the Company for the year and a performance multiple (expressed as a percentage of the annual dividend for the Company) for each target. As soon as possible after the end of the year, the Committee will determine the degree to which the targets were achieved or surpassed. The Committee then will credit to the account of each participant who is employed by the Company on the last day of the year an amount equal to (i) the amount of dividends that the participant would have received during the year if the participant had held one share of stock in the Company for each dividend incentive unit held in the account, (ii) multiplied by the number of dividend incentive units that the participant held throughout the year, and (iii) further multiplied by the performance multiple. At least quarterly, each participant's account will be credited with interest at a rate selected by the Committee (or, if the Committee does not select a rate of interest, Moody's average corporate bond yield). If a participant leaves employment before the end of a year because of death, disability or retirement, the Committee may grant the participant a pro rata portion of the award that the participant would have earned for the year. If an employee becomes a participant during a year, any award under the DIU Plan to the employee will be appropriately prorated from the time that the employee entered the DIU Plan to the end of the year. If a participant leaves employment less than four years after the year for which a dividend incentive unit was granted for any reason other than death, disability or retirement, the participant will forfeit the entire amount in his or her account that is attributable to that unit. If a participant is still employed on the last day of the fourth year after the year for which a dividend incentive unit was granted, the entire amount in his or her account that is attributable to that unit will be distributed to him or her as soon as possible in one lump sum.

     Executive Officer Compensation. In addition to their regular salary, the executive officers of the Company may be compensated in the form of (i) cash bonus awards, which may or may not be issued under the Bonus Plan, (ii) restricted stock grants, either under the Current Plan or as a result of open market purchases by the General Partner, (iii) Options under the Current Plan or, if approved by shareholders, the Proposed Plan, (iv) dividend incentive units under the DIU Plan, and (v) if approved by shareholders, the ESPP. Executive officers of the General Partner are eligible to participate, on the same basis as other employees, in the employer matching provision of the profit sharing plan that the General Partner established, whereby employees may save for their future retirement on a tax-deferred basis through the Section 401(k) savings feature of the plan, with the General Partner contributing an additional percentage of the amount each employee saves. Such executive officers are also eligible to participate in the other employee benefit and welfare plans that the General Partner maintains on the same terms as non-executive personnel who meet applicable eligibility criteria, subject to any legal limitations on the amounts that may be contributed or the benefits that may be payable under such plans.

     The recommendations of FPL in the FPL Report and the performance of the Company and the Operating Partnership in light of conditions characterizing the REIT industry generally were both key considerations in the deliberations of the Committee regarding executive compensation for 2000. The Committee recognizes that share price is one measure of performance, but also that other factors, including industry business conditions and the Company's success in achieving short-term and long-term goals and objectives, must be evaluated in arriving at a meaningful analysis of performance. Accordingly, the Committee also gave consideration to the Company's achievement of specified business objectives when reviewing 2000 executive officer compensation. An additional objective of the Committee has been to reward executive officers with equity compensation in addition to salary, in keeping with the Company's overall compensation philosophy of placing equity in the hands of its executive officers in an effort to further instill shareholder considerations and values in the actions of management.

     Base Salary. The 2000 base annual salary of Mr. Goff was based upon his employment agreement with the Operating Partnership. As of January 1, 2000, Mr. Goff served as Vice Chairman of the Board of Trust Managers, President and Chief Executive Officer of the Company and the General Partner and was entitled to an annual salary of $650,000. On April 10, 2001, the Committee authorized an increase in salary for Mr. Goff to $750,000 per annum to be effective January 1, 2001. The term of the Employment Agreement with Mr. Goff expired on April 14, 2001, but was automatically renewed for a one-year term. Such automatic renewal will occur each year unless terminated by the Operating Partnership or Mr. Goff.

     The 2000 base annual salary of Mr. Crenshaw was based upon his employment agreement with the General Partner. As of January 1, 2000, Mr. Crenshaw served as Senior Vice President, Chief Financial and Accounting Officer of the Company and Senior Vice President and Chief Financial Officer of the General Partner and was entitled to an annual salary of $250,000. On January 1, 2001, the Operating Partnership increased Mr. Crenshaw's salary to $262,500 per annum. The term of the Employment Agreement with Mr. Crenshaw expires on April 30, 2002, subject to automatic renewal for an additional one-year term unless terminated by the Company or Mr. Crenshaw.

     The employment agreements for Mr. Goff and Mr. Crenshaw also provide for bonuses to be determined by the Board of the General Partner.

     The 2000 compensation paid to the other executive officers of the General Partner and the Company was based upon a salary structure administered for consistency for each position relative to its authority and responsibility and in comparison to industry peers.

     Annual Incentive. The General Partner paid cash bonuses to its executive officers and other key personnel in recognition of the Company's and Operating Partnership's strong performance within the industry and long-term return to shareholders, as well as the substantial personal contributions of the executive officers and other key personnel to the Company's and the Operating Partnership's strategies. For a discussion of the bonus paid to Mr. Goff, see "Compensation of the Chief Executive Officer" below. Bonuses aggregating $1,435,000 were paid to other executive officers.

     Long-Term Incentive. Options were used in 2000 to incentivize certain new executive officers and other key personnel and to retain them through the potential of capital gains and equity buildup in the Company. The Executive Compensation Committee determined the number of Options granted based upon its evaluation of performance criteria mentioned above, along with the Executive Compensation Committee's subjective evaluation of each executive's ability to influence the Company's long-term growth and profitability. All Options were issued at a price not less than the market price of the Common Shares on the date of grant. During 2000, the Executive Compensation Committee granted Options to purchase 650,000 Common Shares to two persons who joined the Company to serve as executive officers of the Company, the General Partner, or both. The Executive Compensation Committee did not make any significant grant of options to existing executive officers during 2000 in light of the magnitude of the 1999 grants recommended in the FPL Report. The Executive Compensation Committee also anticipates that the officers other than the Chief Executive Officer receiving Option grants with respect to 1999 performance will not be granted any further Options with respect to performance in 2001. Because the value of the Options should, over time, bear a direct relationship to the Company's share price, the Executive Compensation Committee believes the award of Options represents an effective incentive to create value for the shareholders.

     Compensation of the Chief Executive Officer. During 2000, Mr. Goff was entitled to annual compensation of $650,000 pursuant to his employment agreement, as discussed under "Base Salaries."

     On April 10, 2001, the Executive Compensation Committee approved and ratified the authorization by the General Partner of a cash bonus in the amount of $2,000,000 to Mr. Goff. In taking such action, the Executive Compensation Committee gave substantial weight to the critical contributions that Mr. Goff had made to the Company's performance and operations, to his re-evaluation, development and implementation of the Company's new strategic plan and to his efforts in re-focusing the direction and positioning of the Company in light of changing market conditions. The Executive Compensation Committee also took into consideration that Mr. Goff has led the management team in the accomplishment of significant goals for the Company by (i) restructuring the balance sheet and arranging new financing facilities which created the liquidity to execute the stock repurchase plan, (ii) hiring and empowering a new and improved executive management team, and (iii) re-establishing the Company's credibility in the financial markets and in the public market. The Committee also considered that Mr. Goff had (i) created a rational corporate culture, (ii) conducted an independent attitudinal study and implemented a mechanism to measure and respond to employees, (iii) developed a comprehensive, goal-based, objective compensation plan for the Company's key employees, and (iv) overseen and has continued to oversee the increase in the Company's stock price from a low in the $15 range to a high in the $22 range and the achievement of an overall return to shareholders that significantly outpaced the market in general, as well as the NAREIT All Equity index. Finally, the Executive Compensation Committee recognized that Mr. Goff returned to the Company in June 1999 without complaint and immediately addressed the Company's issues at hand. The Committee further recognized that Mr. Goff did not receive a significant bonus for 1999, in part because he had only been in the CEO position for six months, but also because the results were in question at that point in time.

                                        EXECUTIVE COMPENSATION COMMITTEE

                                        Morton H. Meyerson
                                        Paul E. Rowsey, III

PERFORMANCE GRAPH

     The following line graph sets forth a comparison of the percentage change in the cumulative total shareholder return on the Common Shares compared to the cumulative total return of the NAREIT Equity REIT Return Index, the S&P 500 Index and SNL Securities LP Office REITs Index for the period December 31, 1995, through December 31, 2000. The graph depicts the actual increase in the market value of the Common Shares relative to an initial investment of $100 on December 31, 1995, assuming a reinvestment of cash distributions.

                              [PERFORMANCE GRAPH]

                                                Period Ending
--------------------------------------------------------------------------------------
Index                  12/31/95   12/31/96   12/31/97   12/31/98   12/31/99   12/31/00
--------------------------------------------------------------------------------------
 Crescent Real
  Estate Equities
  Company               100.00     164.54     259.02     160.07     141.97     192.39
 S&P 500                100.00     122.86     163.86     210.64     254.97     231.74
 SNL Office REITs       100.00     151.22     196.43     157.03     157.83     214.63
 NAREIT All Equity
  REIT Index            100.00     135.27     162.67     134.20     128.00     161.76

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Meyerson and Rowsey, who are the sole members of the Executive Compensation Committee of the Board of Trust Managers, have borrowed certain funds from the Operating Partnership in connection with the exercise of Options, as described in "Certain Relationships and Related Transactions" below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Common Shares for (i) each shareholder of the Company who beneficially owns more than 5% of the Common Shares, (ii) each trust manager and named executive officer of the Company or the General Partner, and (iii) the trust managers and executive officers of the Company or the General Partner as a group. Unless otherwise indicated in the footnotes, the listed beneficial owner directly owns all Common Shares.

                            BENEFICIAL OWNERSHIP(1)

                                                                                      PERCENT OF
                                                            NUMBER OF COMMON            COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER(2)                     SHARES(3)(4)(5)           SHARES(6)
---------------------------------------                     ----------------          ----------
Richard E. Rainwater......................................     13,558,868(7)             10.5%
John C. Goff..............................................      3,112,756(8)              2.5%
Anthony M. Frank..........................................         64,000                   *
Morton H. Meyerson........................................        291,219(9)                *
William F. Quinn..........................................         66,536                   *
Paul E. Rowsey, III.......................................         77,961                   *
David M. Sherman..........................................         25,000                   *
Dennis H. Alberts.........................................        145,000                   *
David M. Dean.............................................        184,045(10)               *
Alan D. Friedman(11)......................................        260,455(11)               *
Jerry R. Crenshaw, Jr. ...................................        160,596(12)               *
The Prudential Insurance Company of America...............      7,875,074(13)            6.42%
  751 Broad Street
  Newark, New Jersey 07102-3777
FMR Corp..................................................      6,949,630(14)            5.66%
  82 Devonshire Street
  Boston, Massachusetts 02109
Barrow, Hanley, Mewhinney & Strauss.......................      6,099,400(15)            4.97%
  One McKinney Avenue
  15th Floor
  Dallas, Texas 75204
Franklin Resources, Inc. .................................      5,429,646(16)            4.43%
  777 Mariners Island Boulevard
  San Mateo, California 94404
  591 Redwood Highway
  Suite 3215
  Mill Valley, California 94941(18)
Trust Managers and Executive Officers as a Group
  (16 persons)............................................     18,175,316(7)(8)(9)(10)    13.7%
                                                                         (11)(12)(17)

---------------

  *  Less than 1%

  +  See Footnote (19) below

 (1) All information is as of April 26, 2001 (the "Record Date") unless otherwise indicated. The number of Common Shares beneficially owned is reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Accordingly, the number of Common Shares a person beneficially owns includes (i) the number of Common Shares that such person has the right to acquire within 60 days of the Record Date upon the exercise of Options granted pursuant to the 1994 Crescent Real Estate Equities, Inc. Stock Incentive Plan (the "1994 Plan") or the Current Plan, (ii) the number of Common Shares that may be issued upon exchange of Units of the Operating Partnership that such person owns for Common Shares, with such exchange made on the basis of two Common Shares for each Unit exchanged (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange), and (iii) the number of Common Shares that may be issued upon exercise of options (the "Unit Options") granted under the 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (the "Unit Plan"), as amended, to purchase Units and the subsequent exchange of such Units for
     Common Shares, with such exchange made on the basis of two Common Shares for each Unit exchanged (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange). In addition, the number of Common Shares a person beneficially owns is deemed to include the number of Common Shares issuable upon exchange of the Preferred Shares, each of which is currently convertible into .6119 Common Shares. As of the Record Date, none of the persons listed in the Beneficial Ownership table, other than FMR Corp., and no executive officer not listed in the table, beneficially owned any Preferred Shares.

 (2) Unless otherwise indicated, the address of each beneficial owner is 777 Main Street, Suite 2100, Fort Worth, Texas 76102.

 (3) The number of Common Shares the following persons beneficially own includes the number of Common Shares indicated due to the vesting of unexercised Options, as follows: Anthony M. Frank -- 30,800; Morton H.
     Meyerson -- 28,000 (see footnote 9); William F. Quinn -- 57,000; Paul E. Rowsey, III -- 39,200; David M. Sherman -- 25,000; Jerry R.
     Crenshaw -- 143,400; David M. Dean -- 157,450; Alan D. Friedman -- 195,000;
     and Trust Managers and Executive Officers as a Group -- 833,850.

 (4) The number of Common Shares the following persons beneficially own includes the number of Common Shares owned indirectly through participation in the General Partner's 401(k) Plan as of March 31, 2001, as follows: John C. Goff -- 5,066; Jerry R. Crenshaw -- 3,562; David M. Dean -- 5,974; and Executive Officers as a Group -- 17,072.

 (5) The number of Common Shares the following persons beneficially own includes the number of Common Shares that may be issued upon exchange of Units that such person owns, as follows: Richard E. Rainwater -- 6,671,666; John C. Goff -- 1,912,970; Alan D. Friedman -- 54,300; Morton H.
     Meyerson -- 54,858; and Trust Managers and Executive Officers as a
     Group -- 8,693,794.

 (6) The percentage of Common Shares that a person listed in the Beneficial Ownership table beneficially owns assumes that (i) as to that person, all Units are exchanged for Common Shares, all Preferred Shares are exchanged for Common Shares, all Options exercisable within 60 days of the Record Date are exercised and all Unit Options exercisable within 60 days of the Record Date are exercised and the Units so acquired are subsequently exchanged for Common Shares, and (ii) as to all other persons, no Units are exchanged for Common Shares, no Preferred Shares are exchanged for Common Shares, and no Options or Unit Options are exercised.

 (7) The number of Common Shares that Mr. Rainwater beneficially owns includes 743,920 Common Shares and 2,148 Common Shares that may be issued upon exchange of Units that Darla Moore, Mr. Rainwater's spouse, owns. Mr. Rainwater disclaims beneficial ownership of these Common Shares. In addition, the number of Common Shares that Mr. Rainwater beneficially owns includes 2,943,744 Common Shares and 6,335,564 Common Shares that may be issued upon exchange of Units that Mr. Rainwater owns indirectly, including
     (i) 12,346 Common Shares and 49,506 Common Shares that may be issued upon exchange of Units owned by Rainwater, Inc., a Texas corporation, of which Mr. Rainwater is a director and the sole owner, (ii) 2,425,836 Common Shares that may be issued upon exchange of Units owned by Rainwater Investor Partners, Ltd., a Texas limited partnership, of which Rainwater, Inc. is the sole general partner, (iii) 555,424 Common Shares that may be issued upon exchange of Units owned by Rainwater RainAm Investors, L.P., a Texas limited partnership, of which Rainwater, Inc. is the sole general partner, (iv) 3,304,798 Common Shares that may be issued upon exchange of Units owned by Office Towers LLC, a Nevada limited liability company, of which Mr. Rainwater and Rainwater, Inc. own an aggregate 100% interest, and
     (v) 2,931,398 Common Shares owned by the Richard E. Rainwater 1995 Charitable Remainder Unitrust No. 1, of which Mr. Rainwater is the settlor and has the power to remove the trustee and designate a successor, including himself.

 (8) The number of Units that Mr. Goff beneficially owns includes (i) 152,560 Common Shares that may be issued upon exchange of Units that the Goff Family, L.P., a Delaware limited partnership, owns, and

(ii) 214,286 Common Shares that may be issued upon exchange of Units due to the vesting of Unit Options. Mr. Goff disclaims beneficial ownership of the Common Shares that may be issued upon exchange of Units that the Goff Family, L.P. owns in excess of his pecuniary interest in such Units.

 (9) The number of Common Shares that Mr. Meyerson beneficially owns includes
     (i) 80,000 Common Shares that trusts established for the benefit of Mr. Meyerson's children (the "Meyerson Trusts") own, (ii) 5,000 Common Shares that Mr. Meyerson's son's estate owns, (iii) 8,400 Common Shares owned by Big Bend III Investments, L.P. ("Big Bend"), in which Mr. Meyerson owns a 49.5% limited partner interest, and a corporation of which Mr. Meyerson is the sole shareholder owns a 1% general partner interest and (iv) 11,200 Common Shares due to the vesting of Options that were originally granted to Mr. Meyerson and then transferred to Big Bend. The number of Common Shares that Mr. Meyerson beneficially owns also includes (i) 16,880 Common Shares that may be issued upon exchange of Units that the Meyerson Trusts own, and
     (ii) 37,978 Common Shares that may be issued upon exchange of Units that Big Bend owns. Mr. Meyerson disclaims beneficial ownership of all Common Shares and Common Shares that may be issued upon exchange of Units that the Meyerson Trusts and his son's estate own. Mr. Meyerson also disclaims beneficial ownership of the Common Shares and the Common Shares that may be issued upon exchange of Units that Big Bend owns in excess of Mr. Meyerson's beneficial interest in Big Bend.

(10) The number of Common Shares that Mr. Dean beneficially owns includes 7,512 Common Shares, 31,600 Common Shares that may be issued upon exercise of Options, 572 Restricted Shares, which will vest (i.e., the restrictions will lapse) in March 2002 and 3,512 Common Shares of the General Partner's 401(k) Plan, all of which are owned by Theresa E. Black, Mr. Dean's spouse. Mr. Dean disclaims beneficial ownership of all of Ms. Black's Common Shares. In addition, the number of Common Shares that Mr. Dean beneficially owns includes 2,573 Restricted Shares, which will vest (i.e., the restrictions will lapse) in March 2002. Mr. Dean has sole voting power with respect to these Restricted Shares.

(11) The number of Common Shares that Mr. Friedman beneficially owns includes 10 Common Shares that Mr. Friedman holds for his son, a minor. In addition, the number of Common Shares that Mr. Friedman beneficially owns includes 3,145 Restricted Shares, which will vest (i.e., the restrictions will lapse) in March 2002. Mr. Friedman has sole voting power with respect to these Restricted Shares. On March 30, 2001, Mr. Friedman resigned as an officer of the Company.

(12) The number of Common Shares that Mr. Crenshaw beneficially owns includes 2,573 Restricted Shares, which will vest (i.e., the restrictions will lapse) in March 2002. Mr. Crenshaw has sole voting power with respect to these Restricted Shares.

(13) The Prudential Insurance Company of America ("Prudential") filed a Schedule 13G/A ("Prudential Schedule 13G/A"), as of January 29, 2001, reporting that Prudential beneficially owns 7,875,074 Common Shares. Prudential holds 5,497,121 of the 7,875,074 Common Shares for the benefit of its general account and has sole voting and dispositive power as to such Common Shares. Prudential holds 2,377,953 of the 7,875,074 Common Shares for its own benefit or for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or other affiliates and has shared voting and dispositive power as to such Common Shares. All information presented above relating to Prudential is based solely on the Prudential Schedule 13G/A.

(14) FMR Corp. filed a Schedule 13G ("FMR Schedule 13G"), as of February 13, 2001, reporting that FMR Corp. beneficially owns 6,949,630 Common Shares, 1,462,100 of which it has the sole power to vote or direct the vote, and all of which it has the sole power to dispose of or direct the disposition. Fidelity Management & Research Company ("Fidelity"), a registered investment adviser and a wholly owned subsidiary of FMR Corp., beneficially owns 5,487,530 Common Shares. In addition to such 5,487,530 Common Shares, Fidelity Management Trust Company ("Fidelity Management"), a wholly owned subsidiary of FMR Corp., beneficially owns 1,462,100 Common Shares. Fidelity beneficially owns 5,487,530 Common Shares as a result of serving as investment adviser to various registered investment companies (the "Funds"). Each of (i) Edward C. Johnson III, chairman of FMR Corp., (ii) FMR Corp., through its control of Fidelity, and (iii) the Funds, has sole power to dispose of such 5,487,530 Common Shares that the Funds own. Neither FMR Corp. nor Edward C. Johnson III has the sole power to vote or direct the voting of the Common Shares that the Funds own, which power resides with the Funds' boards of trustees. Fidelity carries out voting of the Common Shares under written guidelines that the Funds' boards of trustees establish. Fidelity Management beneficially owns 1,462,100 Common Shares as a result of its serving as investment manager of certain institutional accounts. Each of Edward C. Johnson III and FMR Corp., through its control of Fidelity Management, has sole dispositive power over such 1,462,100 Common Shares and sole voting power over 1,462,100 Common Shares. FMR Corp.'s beneficial ownership may include shares beneficially owned through Strategic Advisers, Inc., a wholly owned subsidiary of FMR Corp. and a registered investment adviser that provides investment advisory services to individuals and that has sole dispositive power (but not sole voting power) over certain securities held for clients. Members of the family of Edward C. Johnson III family, through their ownership of voting common stock of FMR Corp. and the execution of a stockholders' voting agreement, may be deemed to form a controlling group with respect to FMR Corp. All information presented herein relating to FMR Corp., Fidelity and Fidelity Management is based solely on the FMR Schedule 13G.

(15) Barrow, Hanley, Mewhinney & Strauss ("Barrow") filed a Schedule 13G ("Barrow Schedule 13G"), as of February 12, 2001, reporting that Barrow beneficially owns 6,099,400 Common Shares. Barrow holds 4,061,400 of the 6,099,400 Common Shares for the benefit of its general account and has sole voting and dispositive power as to such Common Shares. Prudential holds 2,038,000 of the 6,099,400 Common Shares for its own benefit or for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or other affiliates and has shared voting power and sole dispositive power as to such Common Shares. All information presented above relating to Barrow is based solely on the Barrow Schedule 13G.

(16) Franklin Resources, Inc. ("Franklin") filed a Schedule 13G/A ("Franklin
     Schedule 13G/A"), as of January 30, 2001, reporting that Franklin beneficially owns 5,429,646 Common Shares. Franklin does not have the power to vote or dispose of any of these Common Shares. According to the Franklin
     Schedule 13G/A, the 5,429,646 Common Shares are beneficially owned by one or more open-end or closed-end investment companies and other managed accounts. These investment companies and managed accounts are advised by direct and indirect advisory subsidiaries (the "Adviser Subsidiaries") of Franklin. Under the advisory contracts, the Adviser Subsidiaries hold all voting and dispositive power with regard to these Common Shares and, therefore, according to the Franklin Schedule 13G/A, may be deemed to have beneficial ownership of the securities. Each of Charles P. Johnson and Rupert H. Johnson, Jr. (the "Principal Stockholders") own in excess of 10% of the outstanding common stock of Franklin and are the principal stockholders of Franklin. Franklin and the Principal Stockholders may be deemed to be the beneficial owner of securities held by Adviser Subsidiaries. Each of Franklin, the Adviser Subsidiaries and the Principal Stockholders disclaim any economic interest in or beneficial ownership of the securities covered by the Franklin Schedule 13G/A. Each of Franklin, the Principal Stockholders, and the Adviser Subsidiaries state in the Franklin Schedule 13G/A that they do not believe that they are not acting as a "group" for purposes of Schedule 13(d) of the Exchange Act and that they are not otherwise required to attribute to each other the "beneficial ownership" of securities held by any of them or by any persons or entities advised by Adviser Subsidiaries. All information presented above relating to Franklin is based solely on the Franklin Schedule 13G/A.

(17) The number of shares that the trust managers and executive officers as a group beneficially own includes 3,432 Restricted Shares that two executive officers other than Messrs. Crenshaw, Dean and Friedman hold. These Restricted Shares will vest (i.e., the restrictions will lapse) in March 2002. Such executive officers have sole voting power with respect to their Restricted Shares.

(18) MS Advisory Partners, L.P. and the following entities jointly filed a
     Schedule 13D on November 17, 2000: Cranberry Lake Partners, L.P., D.L. & W. Inc. Profit Sharing Retirement Plan, Jane Y. Liou, John H. Scully, Main Street Partners, L.P. (which is unaffiliated with the Company, although a subsidiary of the Company bears the same name), Michael B. Yuen, Notching Newton Partners, Oberndorf Foundation, Phoebe Snow Foundation, Inc., San Francisco Partners II, L.P., SF Advisory Corp., SF Advisory Corp. II, SF Advisory Partners, L.P., William E. Oberndorf and William J. Patterson (the "Schedule 13D Filing Entities"). Each of the Schedule 13D Filing Entities, as well as

     Edward H. McDermott (collectively, the "Related Entities"), jointly filed Amendment No. 1 to the Schedule 13D on February 26, 2001. In both the
     Schedule 13D and Amendment No. 1 to the Schedule 13D, the respective filing entities made the filings jointly, but either disclaimed membership in a group or described their relationships with each other without affirming the existence of a group.

(19) The Schedule 13D Filing Entities jointly filed a Schedule 13D on November 17, 2000, and the Related Entities jointly filed a Schedule 13D/A on February 26, 2001, reporting beneficial ownership of the following numbers (and percentages) of Common Shares: Cranberry Lake Partners,
     L.P. -- 175,000 (over all of which Cranberry Lake Partners, L.P. has sole voting and dispositive power, exercised by its sole general partner, Mr. Scully, and by Irene S. Scully as Trustees for the John and Irene Scully Trust, dated May 30, 1994); D.L. & W. Inc. Profit Sharing Retirement
     Plan -- 200,300 (over all of which D.L. & W. Profit Sharing Retirement Plan has sole voting and dispositive power, which is exercised through its sole trustee, Mr. Scully); Edward J. McDermott -- 400 (over all of which Mr. McDermott has sole voting and dispositive power); Jane Y. Liou 300 (over all of which Ms. Liou has sole voting and dispositive power); John H. Scully (individually and because of his positions as a control person of SF Advisory Corp., Netcong Newton Partners, Cranberry Lake Partners, L.P., D.L. & W. Inc. Profit Sharing Retirement Plan and Phoebe Snow Foundation, Inc.) -- 6,483,600 (of these, Mr. Scully has (i) sole voting and dispositive power over 101,000 Common Shares, 1,000 of which are held in the John H. Scully Individual Retirement Account, a self-directed individual retirement account, and 100,000 of which are held in the John and Irene Scully Living Trust; and (ii) shared voting and dispositive power over 6,382,600 Common Shares, 5,077,400 of which are beneficially owned by Mr. Scully solely in his capacity as the controlling person of SF Advisory Corp., 350,000 of which are beneficially owned by Mr. Scully solely in his capacity as sole general partner of Netcong Newton Partners, 175,000 of which are beneficially owned by Mr. Scully solely in his capacity as trustee for the general partner of Cranberry Lake Partners, L.P., 200,300 of which are beneficially owned by Mr. Scully solely in his capacity as controlling person of D.L. & W. Inc. Profit Sharing Retirement Plan, and 579,900 of which are beneficially owned by Mr. Scully solely in his capacity as controlling person of Phoebe Snow Foundation, Inc.); Main Street Partners, L.P. -- 4,089,700 (over all of which Main Street Partners, L.P. has sole voting and dispositive power, which is exercised through its sole general partner, MS Advisory Partners, L.P.); Michael B.
     Yuen -- 12,540 (over all of which Mr. Yuen has sole voting and dispositive power); MS Advisory Partners, L.P. (because of its position as the sole general partner of Main Street Partners, L.P.) 4,089,700 (over all of which MS Advisory Partners, L.P. has sole voting and dispositive power, which is exercised through MS Advisory Partners, L.P.'s two general partners, SF Advisory Corp. and SF Advisory Corp. II); Netcong Newton Partners 350,000 (over all of which Netcong Newton Partners has sole voting and dispositive power, which is exercised through its sole general partner, Mr. Scully); Oberndorf Foundation -- 60,000 (over all of which Oberndorf Foundation has sole voting and dispositive power, which is exercised through its two directors, Mr. Oberndorf and Susan C. Oberndorf); Phoebe Snow Foundation, Inc. 579,900 (over all of which Phoebe Snow Foundation, Inc. has sole voting and dispositive power, which is exercised through its controlling person and sole director and executive officer, Mr. Scully); San Francisco Partners II, L.P. -- 987,700 (over all of which San Francisco Partners II, L.P. has sole voting and dispositive power, which is exercised through its sole general partner, SF Advisory Partners, L.P.); SF Advisory Corp. (because of its positions as one of two general partners of each of MS Advisory Partners, L.P. (with respect to 4,089,700 Common Shares) and SF Advisory Partners, L.P. (with respect to 987,700 Common
     Shares)) -- 5.077,400 (over all of which SF Advisory Corp. has shared voting and dispositive power, which is exercised through its controlling person, Mr. Scully); SF Advisory Corp. II (because of its positions as one of two general partners of each of MS Advisory Partners, L.P. (with respect to 4,089,700 Common Shares ) and SF Advisory Partners, L.P. (with respect to 987,700 Common Shares)) -- 5,077,400 (over all of which SF Advisory Corp. II has shared voting and dispositive power, which is exercised through its controlling person, Mr. Oberndorf); SF Advisory Partners, L.P. (because of its position as the sole general partner of San Francisco Partners II, L.P.) -- 987,700 (over all of which SF Advisory Partners, L.P. has sole voting and dispositive power, which is exercised through its two general partners, SF Advisory Corp. and SF Advisory Corp. II); William E. Oberndorf (individu-ally and because of his positions as a control person of SF Advisory Corp. II, Oberndorf Foundation and Oberndorf Family Partners) -- 6,052,080 (of these, Mr. Oberndorf has sole voting and dispositive power over 711,880 Common Shares (692,880 of which are held in Mr. Oberndorf's Individual Retirement Accounts, which are self-directed, and 19,000 of which are owned by his children who share his household), and has shared voting and dispositive power over 5,340,200 Common Shares (5,077,400 of which are beneficially owned by Mr. Oberndorf solely in his capacity as the controlling person of SF Advisory Corp. II, 60,000 of which are beneficially owned by Mr. Oberndorf solely in his capacity as a controlling person of Oberndorf Foundation, a family foundation, 130,800 of which are beneficially owned by Mr. Oberndorf solely in his capacity as sole general partner of Oberndorf Family Partners, a family partnership, and -- 72,000 of which are held in two trusts for the benefit of himself and his wife, Susan C. Oberndorf, for which he serves as trustee) ; and William J. Patterson -- 2,300 (over all of which Mr. Patterson has sole voting and dispositive power).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For purposes of the following discussion, the term "Company" includes, unless the context otherwise requires, the Operating Partnership and the other subsidiaries of the Company and the Operating Partnership, in addition to the Company.

LOANS TO TRUST MANAGERS FOR EXERCISE OF OPTIONS

     Effective March 14, 1996, March 14, 1997 and March 30, 1998, the Company loaned to Mr. Meyerson, an independent trust manager of the Company, $187,425, $45,311 and $45,297, respectively, on a recourse basis, pursuant to the 1994 Plan and the Current Plan. Mr. Meyerson used the proceeds of the first loan, with $75.00 in cash, to acquire 15,000 Common Shares pursuant to the exercise of 15,000 Options that were granted to him on May 5, 1994 under the 1994 Plan. Mr. Meyerson used the proceeds of the second loan, together with $14.00 in cash, to acquire 2,800 Common Shares pursuant to the exercise of 2,800 Options that were granted to him on March 14, 1996 under the Current Plan. Mr. Meyerson used the proceeds of the third loan, together with $28.00 in cash, to acquire 2,800 Common Shares pursuant to the exercise of 2,800 Options that were granted to him on March 14, 1996 under the Current Plan. In April 1999, Mr. Meyerson assigned, pursuant to a divorce decree, his three loans, together with 7,500 Units and 5,600 Common Shares securing these loans, to Big Bend III Investments L.P. ("Big Bend"), of which Mr. Meyerson is a 49.5% limited partner, and of which a corporation that Mr. Meyerson wholly owns is a 1% general partner. Effective March 6, 2000 and March 14, 2000, the Company loaned to Big Bend $45,297 and $45,297, respectively, on a recourse basis, pursuant to the Current Plan. Big Bend used the proceeds of the March 6, 2000 loan, together with $28.00 in cash, to acquire 2,800 Common Shares pursuant to the exercise of 2,800 Options that were granted to Mr. Meyerson on March 14, 1996 under the Current Plan. Big Bend used the proceeds of the March 14, 2000 loan, together with $28.00 in cash, to acquire 2,800 Common Shares pursuant to the exercise of 2,800 Options that were granted to Mr. Meyerson on March 14, 1996 under the Current Plan. The Options were transferred by Mr. Meyerson to Big Bend pursuant to a divorce decree. On July 24, 2000, Mr. Meyerson, on behalf of Big Bend, paid the Operating Partnership in full for the balance due on the March 14, 1996, March 14, 1997 and March 30, 1998 loans (an aggregate of $299,634.35). On January 25, 2001, Mr. Meyerson, on behalf of Big Bend, paid the Operating Partnership in full for the principle balance and interest due on the March 6, 2000 and March 14, 2000 loans (an aggregate of $93,099.62).

     Effective July 17, 1996, February 2, 1998, June 12, 1998 and November 26, 1999, the Company loaned to Mr. Frank, an independent trust manager of the Company, $187,425, $45,298, $120,869 and $45,297 respectively, on a recourse basis, pursuant to the 1994 Plan and the Current Plan. Mr. Frank used the proceeds of the first loan, together with $75.00 in cash, to acquire 15,000 Common Shares pursuant to the exercise of 15,000 Options that were granted to him on May 5, 1994 under the 1994 Plan. Mr. Frank used the proceeds of his second loan, together with $28.00 in cash, to acquire 2,800 Common Shares pursuant to the exercise of 2,800 Options that were granted to him on March 14, 1996 under the Current Plan. Mr. Frank used the proceeds of the third loan, together with $56.00 in cash, to acquire 5,600 Common Shares pursuant to the exercise of 2,800 Options that were granted to him on March 14, 1996 under the Current Plan and 2,800

Options that were granted to him on June 9, 1997 under the Current Plan. Mr. Frank used the proceeds of the fourth loan, together with $28.00 in cash, to acquire 2,800 Common Shares pursuant to the exercise of 2,800 Options that were granted to him on March 14, 1996 under the Current Plan.

     Effective June 10, 1997, the Company loaned to Mr. Rowsey, an independent trust manager of the Company, $419,997 on a recourse basis, pursuant to the 1994 Plan and the Current Plan. Mr. Rowsey used the proceeds of his loan, together with $328.00 in cash, to acquire 30,000 Common Shares pursuant to the exercise of 30,000 Options that were granted to him on May 5, 1994 under the 1994 Plan, and 2,800 Common Shares pursuant to the exercise of 2,800 Options that were granted to him on March 14, 1996 under the Current Plan.

     Each of the loans to Messrs. Meyerson, Frank and Rowsey bears interest at a fixed annual rate equal to the distribution yield on the Common Shares as of March 14, 1996, March 14, 1997 and March 30, 1998 (for the respective loans originally made to Mr. Meyerson), July 17, 1996, February 2, 1998 and June 12, 1998 (for Mr. Frank's respective loans), and June 10, 1997 (for Mr. Rowsey's loan), in each case, the effective date of the applicable loan. Each loan is payable, interest only, on a quarterly basis with a final payment of all accrued and unpaid interest, plus the entire original principal balance, due on March 14, 2001, March 14, 2002 and March 30, 2003 (for the respective loans originally made to Mr. Meyerson), on July 17, 2001, February 2, 2003 and June 12, 2003 (for Mr. Frank's respective loans), and on June 10, 2002 (for Mr. Rowsey's loan). Each of the first three loans originally made to Mr. Meyerson, which were secured by 7,500 Units, 2,800 Common Shares and 2,800 Common Shares, respectively, that are owned by Big Bend, were paid in full on July 24, 2000, and such Units and Common Shares were then delivered by the Company to Big Bend; Mr. Frank's loans are secured by 15,000 Common Shares, 2,800 Common Shares and 5,600 Common Shares, respectively, that Mr. Frank owns; and Mr. Rowsey's loan is secured by 32,800 Common Shares that Mr. Rowsey owns. As of December 31, 2000, accrued interest in the aggregate amount of $5,877.61 was outstanding on Mr. Frank's loans, and accrued interest in the amount of $8,080.63 was outstanding on Mr. Rowsey's loan.

     Each of the loans made in 1999 and 2000 to Big Bend and Mr. Frank, bears interest at a fixed annual rate based on the weighted average interest rate of the Company at the end of the preceding quarter plus 50 basis points, calculated
(i) as of March 6, 2000 and March 14, 2000 (for the respective loans made to Big
Bend), (ii) as of November 26, 1999 (for the respective loan made to Mr. Frank). The March 6, 2000 loan to Big Bend which was is secured by 2,800 Common Shares owned by Big Bend and the March 14, 2000 loan which was secured by 2,800 Common Shares owned by Big Bend were paid in full on January 25, 2001 and such Common Shares were then delivered by the Company to Big Bend. Mr. Frank's November 26, 1999 loan is secured by 2,800 Common Shares that Mr. Frank owns. As of December 31, 2000, accrued interest in the aggregate amount of $5,877.61 was outstanding on Mr. Frank's loans.

LOANS TO OFFICERS FOR EXERCISE OF OPTIONS AND UNIT OPTIONS

     Effective November 4, 1999, the Company loaned to John C. Goff, $26,272,631.46, on a recourse basis, pursuant to the 1994 Plan, the Current Plan and the Unit Plan. Mr. Goff used the proceeds of the loan, together with $4,452.04 in cash, to acquire 195,204 Common Shares pursuant to the exercise of 195,204 Options that were granted to him on April 27, 1994 under the 1994 Plan, 250,000 Common Shares pursuant to the exercise of 250,000 Options that were granted to him on June 12, 1995 under the Current Plan and 571,428 Operating Partnership Units pursuant to the exercise of 571,428 Unit Options that were granted to him on July 16, 1996 pursuant to the Unit Plan.

     Effective November 5, 1999, February 6, 2000 and March 14, 2000, the Company loaned to David M. Dean, $32,475.00, $10,242.00 and $97,065.00,
respectively, on a recourse basis, pursuant to the 1994 Plan and the Current Plan. Mr. Dean used the proceeds of the first loan, together with $25.00 in cash, to acquire 2,500 Common Shares pursuant to the exercise of 2,500 Options that were granted to him on July 27, 1994 under the 1994 Plan. Mr. Dean used the proceeds of the second loan, together with $8.00 in cash, to acquire 800 Common Shares pursuant to the exercise of 800 Options that were granted to him on February 6, 1995 under the 1994 Plan. Mr. Dean used the proceeds of the third loan, together with $60.00 in cash, to acquire 6,000

Common Shares pursuant to the exercise of 6,000 Options that were granted to him on March 14, 1996 under the Current Plan. Effective November 5, 1999 and March 14, 2000, the Company loaned to Theresa E. Black, Mr. Dean's spouse, $87,358.50, and $29,119.50, respectively, on a recourse basis, pursuant to the Current Plan. Ms. Black used the proceeds of the first loan, together with $54.00 in cash, to acquire 5,400 Common Shares pursuant to the exercise of 5,400 Stock Options that were granted to her on March 14, 1996 under the Current Plan. Ms. Black used the proceeds of the second loan, together with $18.00 in cash, to acquire 1,800 Common Shares pursuant to the exercise of 1,800 Stock Options that were granted to her on March 14, 1996 under the Current Plan.

     Effective November 5, 1999, the Company loaned to Jerry R. Crenshaw, Jr. $78,723.00, on a recourse basis, pursuant to the 1994 Plan and the Current Plan. Mr. Crenshaw used the proceeds of the loan, together with $52.00 in cash, to acquire 1,600 Common Shares pursuant to the exercise of 1,600 Options that were granted to him on February 6, 1995 under the 1994 Plan and 3,600 Common Shares pursuant to the exercise of 3,600 Options that were granted to him on March 14, 1996 under the Current Plan.

     Effective January 24, 2000, the Company loaned to John L. Zogg, Jr. $637,090.00 on a recourse basis, pursuant to the 1994 Plan and the Current Plan. Mr. Zogg used the proceeds of the loan, together with $410.00 in cash, to acquire 1,000 Common Shares pursuant to the exercise of 1,000 Options that were granted to him on April 27, 1994 under the 1994 Plan, 16,000 Common Shares pursuant to the exercise of 16,000 Options that were granted to him on August 1, 1995 under the Current Plan and 24,000 Common Shares pursuant to the exercise of 24,000 Options that were granted to him on March 14, 1996 under the Current Plan. Effective October 31, 2000, the Company loaned to John L. Zogg, Jr. $206,993.00 on a recourse basis, pursuant to the Current Plan. Mr. Zogg used the proceeds of the loan, together with $132.00 in cash, to acquire 1,200 Common Shares pursuant to the exercise of 1,200 Options that were granted to him on February 6, 1995 under the 1994 Plan, 4,000 Common Shares pursuant to the exercise of 4,000 Options that were granted to him on August 1, 1995 under the Current Plan and 8,000 Common Shares pursuant to the exercise of 8,000 Options that were granted to him on March 14, 1996 under the Current Plan.

     Each of the loans made in 1999 and 2000 to Mr. Goff, Mr. Dean, Mr. Crenshaw, Ms. Black and Mr. Zogg, bears interest at a fixed annual rate based on the weighted average interest rate of the Company at the end of the preceding quarter plus 50 basis points, calculated (i) as of November 4, 1999 (for the loan made to Mr. Goff), (ii) as of November 5, 1999, February 6, 2000 and March 14, 2000 (for the respective loans made to Mr. Dean), (iii) as of November 5, 1999 (for the loan made to Mr. Crenshaw), (iv) as of November 5, 1999 and March 14, 2000 (for the respective loans made to Ms. Black), and (v) as of January 24, 2000 and October 31, 2000 (for the loans made to Mr. Zogg). Mr. Goff's loan is secured by 400,000 Common Shares that Mr. Goff owns. Mr. Dean's loans are secured by 2,500 Common Shares, 800 Common Shares and 6,000 Common Shares, respectively, that Mr. Dean owns. Mr. Crenshaw's loan is secured by 1,600 Common Shares and 3,600 Common Shares that Mr. Crenshaw owns. Ms. Black's loans are secured by 5,400 Common Shares and 1,800 Common Shares, respectively, that Ms. Black owns. Mr. Zogg's January 24, 2000 loan is secured by 1,000 Common Shares, 16,000 Common Shares and 24,000 Common Shares that Mr. Zogg owns. Mr. Zogg's October 31, 2000 loan is secured by 1,200 Common Shares, 4,000 Common Shares and 8,000 Common Shares that Mr. Zogg owns. As of December 31, 2000, accrued interest in the amount of $546,529.12 was outstanding on Mr. Goff's loan, accrued interest in the amount of $1,013.98 was outstanding on Mr. Dean's loans, accrued interest in the amount of $1,637.61 was outstanding on Mr. Crenshaw's loan, accrued interest in the amount of $825.72 was outstanding on Ms. Black's loans and accrued interest in the amount of $16,937.93 was outstanding on Mr. Zogg's loans.

GRANT OF OPTIONS TO AFFILIATE OF TRUST MANAGER

     On October 20, 2000, 25,000 Options were granted to D. Sherman & Company, Inc. ("Sherman Company") as compensation for various consulting services to the Operating Partnership in connection with a review of the Company's strategic and structural alternatives and the creation of a business plan designed to enhance shareholder value. Such Options vest 100% six (6) months from the date of grant with an expiration date of October 2011. The Sherman Company is 100% owned by David Sherman ("Sherman"). Although the Options are granted to the Sherman Company, under Sections 13(d) and 16(a) of the Exchange Act,

Sherman is the beneficial owner of the Options for Common Shares owned by the Sherman Company, and thus, for all purposes, Sherman is also considered the grantee of the Options.

TRANSACTIONS WITH RESIDENTIAL DEVELOPMENT CORPORATIONS

     Loans. On May 5, 1994, the Company made a loan to each of Houston Area Development Corp. ("HADC") and Mira Vista Development Corp. ("MVDC"), two of the Company's residential development corporations, each in the original principal amount of $14.4 million and which bear interest at a rate of 12.5% per annum and mature in May 2001. The outstanding balances of those two loans as of December 31, 2000 were, respectively, $14.5 million and $0. On January 16, 1997, the Company entered into a revolving development loan agreement with HADC, pursuant to which the Company agreed to loan the amount of $5.0 million to HADC, bearing interest at a rate of 14% per annum. No amounts were outstanding under this revolving loan as of December 31, 2000.

     Ownership Interests. As of April 26, 2001, the Operating Partnership owned 93.99% of the outstanding stock (all of which is nonvoting) of HADC and MVDC. Mr. Goff is a director of both HADC and MVDC.

TRANSACTIONS WITH COPI

     Business and Management Relationships. In April 1997, the Company established Crescent Operating, Inc. ("COPI") to be the lessee and operator of certain assets to be acquired by the Company and to perform the Intercompany Agreement, pursuant to which each party agreed to provide the other with rights to participate in certain transactions. Messrs. Rainwater and Goff are, respectively, the Chairman of the Board and the Vice Chairman of the Board of both the Company and COPI. In addition, Mr. Goff serves as the Chief Executive Officer of the Company, COPI and the General Partner and as the sole director of the General Partner. Messrs. Frank and Rowsey are members of the Boards of the Company and of COPI. As of March 28, 2001, Messrs. Rainwater and Goff beneficially owned an aggregate of approximately 14.6% of the outstanding common stock of COPI through their aggregate ownership of 1,668,550 shares of COPI common stock, including shares underlying vested options. In addition, Mr. Goff indirectly owns shares of the common stock of COPI through his ownership interest in COPI Colorado, L.P., as described below.

     Loans to COPI. In connection with the formation and capitalization of COPI, the Company contributed $14.1 million to COPI and loaned approximately $35.9 million to COPI pursuant to a five-year loan (the "COPI Term Loan"), which bears interest at 12% per annum, is collateralized by a lien on certain assets that COPI now owns or may acquire in the future and matures in May 2002. Also in connection with COPI's formation, the Company established a $20.4 million line of credit (the "Line of Credit"), which bears interest at 12% per annum. The Line of Credit was amended in August 1998, and again in March 1999, which ultimately resulted in a decrease in the amount available to $17.2 million. In March 1999, the Company loaned approximately $19.5 million to COPI pursuant to a three-year loan, which bears interest at 12% per annum and is collateralized by certain assets that COPI now owns or may acquire in the future ("COPI Term March 1999"). The Line of Credit is cross-defaulted and cross-collateralized with the COPI Term Loan and matures no later than June 2007. As of December 31, 2000, the outstanding principal balance on the COPI Term Loan was approximately $14.2 million, and accrued interest was approximately $1.6 million. As of December 31, 2000, the outstanding principal balance on the Line of Credit was $17.7 million, with accrued interest of approximately $1.9 million. As of December 31, 2000, the outstanding principal balance on COPI Term March 1999 was $19.9 million with accrued interest of $1.6 million.

     In connection with the acquisition by COPI, effective July 31, 1997, of the companies that leased certain Company-owned hotel properties, COPI acquired 100% of an entity that had outstanding debt under notes in the original principal amounts of approximately $2.4 million and $650,000 (collectively, the "CR Notes") payable to the Company in connection with the acquisition of Canyon Ranch-Tucson. The CR Notes bear interest at a rate of 10.75% per annum, are secured by deeds of trust for certain real and personal property and mature in August 2003. The aggregate outstanding balance at December 31, 2000 on the CR Notes was approximately $1.4 million. In addition, in connection with this transaction, COPI acquired 100% of an entity that has outstanding debt under a promissory note of approximately $190,964 (the "Sonoma Note") payable to the Company in connection with the acquisition of Sonoma Mission Inn & Spa. The Sonoma Note bears interest at a rate of 7.5% per annum and matures in November 2006. The outstanding balance of the Sonoma Note at December 31, 2000 was approximately $190,964.

     In connection with COPI's acquisition on September 22, 1997 of a two-thirds interest in the joint venture that owns the Houston Center Athletic Club and a $5.0 million note receivable from the joint venture, the Company made loans to COPI of $1.0 million (which was repaid in 1998) and $800,000, (which was repaid during the first quarter of 2000, upon the sale of the asset).

     As of March 31, 2001, the Operating Partnership owned approximately 90% of the outstanding stock (all of which is non-voting) of Crescent Development Management Corp., a Delaware corporation ("CDMC"). The voting stock of CDMC is owned by COPI Colorado, L.P., a Delaware limited partnership ("COPI Colorado") formed in September 1998. In conjunction with the formation of COPI Colorado, Mr. Goff and two other persons acquired limited partner interests in COPI Colorado in exchange for their contribution of all of the shares of CDMC stock owned by them (all of which was voting stock). In addition, COPI contributed $9.0 million in cash in exchange for a 50% interest as general partner. COPI funded its contribution with the proceeds of a $9.0 million loan (the "COPI Colorado Note") from the Operating Partnership. As of March 31, 2001, COPI owned a 60% general partner interest in COPI Colorado, and Mr. Goff owned a 20% limited partner interest. The COPI Colorado Note bears interest at 12% per annum, with interest payable quarterly, and matures in May 2002. The COPI Colorado Note is secured by COPI's general partner interest in COPI Colorado and is cross-collateralized and cross-defaulted with COPI's other borrowings from the Operating Partnership. As of December 31, 2000, the COPI Colorado Note had an outstanding principal balance of $9.2 million and accrued interest of $1.1 million.

     Leases of Hotel and Resort Properties to COPI Subsidiaries. As of December 31, 2000, the Company owned nine hotel and resort properties (collectively, the "Hotel Properties"), eight of which the Company leased to subsidiaries of COPI (the "Hotel Lessees") pursuant to eight separate leases (the "Hotel Leases"). Under the Hotel Leases, each having an initial term of ten years, the Hotel Lessees assumed the rights and obligations of the property owner under any related management agreement with the hotel operators, as well as the obligation to pay all property taxes and other charges against the property. Each of the Hotel Leases provides for the respective Hotel Lessee to pay (i) base rent, with periodic rent increases, if applicable, and (ii) percentage rent based on a percentage of gross revenues, room revenues, food and beverage revenues, or a combination thereof, if applicable, above a specified amount. As of December 31, 2000, the Hotel Lessees deferred payment of $5.8 million of rent with the Company's consent. For the year ended December 31, 2000, the Hotel Lessees paid the Company an aggregate of $59.2 million of lease rentals. The Hotel Leases entitle the Company to receive an aggregate amount of $38 million for base rent, in addition to $20 million for percentage rent, from the Hotel Lessees during 2001.

     Until November 2000, the Company owned another hotel, the Four Seasons Hotel-Houston, which also was leased to a COPI subsidiary. In connection with the sale of the hotel in November 2000 and in accordance with the terms of the lease, the Company paid the lessee $16.6 million, which the parties agreed represented the fair market value of the remaining term of the lease.

     COPI executed a master guaranty and other guaranties pursuant to which COPI unconditionally guarantees payment and performance under the Hotel Leases by the Hotel Lessee solely from COPI's hotel and resort-related assets and income streams.

     Lease of Temperature-Controlled Logistics Properties. As of December 31, 2000, the Company held a 40% interest in a general partnership. (the "Temperature-Controlled Logistics Partnership"), which, through its ownership of a corporation owns 88 temperature-controlled logistics properties (the "Temperature-Controlled Logistics Properties"). The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, LLC ("AmeriCold Logistics"), which is owned 60% by Vornado Operating, L.P. and 40% by a subsidiary of COPI. The Company has no interest in AmeriCold Logistics.

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

     The leases provide for total lease payments (including the effect of straight-lining rents), of $164.5 million for the year ended December 31, 2000, of which AmeriCold Logistics deferred $19.0 million. The Company's share of the deferred rent is $7.5 million.

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

TRANSACTIONS WITH CDMC

     Loans. The Operating Partnership owns 90% of the outstanding stock (all of which is non-voting) of CDMC, and COPI Colorado owns 10% of the outstanding stock (all of which is voting stock of CDMC). As of December 31, 2000, five credit facilities that the Operating Partnership extended to CDMC were outstanding: (i) a $56.2 million line of credit that matures August 2004 and bears interest at the rate of 11.5% per annum ("CDMC Credit Facility"), (ii) a note payable to the Operating Partnership, in the original principal amount of $3.1 million, that matures June 2005 and bears interest at the rate of 11.5% per annum; (iii) a $22.9 million credit facility that matures January 2003 and bears interest at 12% per annum; (iv) a $40 million line of credit that matures December 2006 and bears interest at the rate of 11.5% per annum and, (v) a $32 million line of credit that matures in January 2003 and bears interest at 12% per annum. The aggregate outstanding balance of these facilities as of December 31, 2000 was $128 million, and they are cross-defaulted and cross-collateralized with CDMC's interests in the real estate development companies and resort management company in which the loan proceeds have been invested. During the first quarter of 2000, the $22.9 million facility was effectively converted into a term loan of $16.4 million and, in 2000, the Operating Partnership made a term loan of $5.6 million to East-West Resorts, LLC, in which CDMC held a majority interest. Both of these loans bear interest at an annual rate of 12%, although interest due under the loan to East-West Resorts, LLC was 15% per year for the first six weeks of its term.

     Guarantee. As of December 31, 2000, the Operating Partnership had guaranteed approximately $1.3 million of mortgage loan indebtedness of a general partnership in which CDMC's wholly-owned subsidiary holds a non-managing minority interest. As of April 26, 2001 the guarantee has been reduced to $1.2 million.

LOANS TO CRL LICENSE AND CRL INVESTMENTS

     The Company owns a 28.5% interest in CRL License, LLC, which owns the right to the future use of the "Canyon Ranch" name. The Company also has a 95% economic interest, representing all of the non-voting common stock, and COPI owns all of the voting common stock, representing a 5% economic interest, in CRL Investments, Inc. ("CRL"). The Operating Partnership has provided CRL with a $7.0 million credit facility which bears interest at 12% per annum and matures in August 2003. As of April 1, 2001, the total amount outstanding under the credit facility was $7.16 million. The Operating Partnership also committed to invest

$8.0 million in equity in CRL. As of April 1, 2000, the Operating Partnership had made equity contributions aggregating $7.16 million to CRL.

LOANS TO DBL HOLDINGS ("DBL")

     On March 31, 1999, DBL-CBO, a wholly-owned subsidiary of DBL Holdings, Inc. ("DBL") in which Mr. Goff owns an approximately 2.56% economic interest, acquired a $5.97 million aggregate principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Islands limited liability company (the "Juniper Notes"). DBL-CBO obtained the funds to purchase the Juniper Notes by selling all of the equity interest in DBL-CBO (the "Equity Interest") to DBL for $6 million. DBL, in turn, obtained the purchase price for the Equity Interest pursuant to a $6 million loan agreement and related term note (the "DBL Juniper Loan") from the Operating Partnership that is secured by the Equity Interest. The DBL Juniper Loan matures in April 2011 and accrues interest at the rate of 12% per annum. Generally, interest under the DBL Juniper Loan is payable quarterly to the extent of cash flow derived from DBL-CBO. The DBL-CBO was paid off in full in March 2001. Under the DBL Juniper Loan agreement, DBL agreed (i) to prepay the DBL Juniper Loan to the extent of any prepayment of the Juniper Notes, (ii) to cause DBL-CBO to distribute to DBL, in its capacity as DBL-CBO's sole shareholder, substantially all of the interest payments that DBL-CBO receives on the Juniper Notes, and (iii) to cause DBL-CBO not to engage in any business activity other than acquiring and holding the Juniper Notes. The loan was repaid on March 5, 2001. In June 1999, the Company loaned DBL $2.7 million dollars, and provided $14.4 million in equity. These funds were used to make an equity contribution to DBL-ABC, Inc., a wholly-owned subsidiary, which committed to purchase $25 million (approximately 68% of which was contributed initially and the balance of which DBL-ABC, Inc. is committed to contribute upon demand of the General Partner) in limited partnership interests representing an approximately 12.5% interest in G2 Opportunity Fund LP, a limited partnership newly formed principally to invest in noninvestment grade commercial mortgage-backed securities and other commercial real estate investments. The sole general partner, G2 Opportunity GP, LLC, is owned by GMAC Commercial Mortgage Corporation and Goff Moore Strategic Partners, L.P., and also serves as the asset manager of the partnership, and in such capacity is entitled to a fee initially equal to 1% annually of the portfolio acquisition cost. Additionally, the general partner has a carried interest. Goff Moore Strategic Partners, L.P. is the primary ongoing investment partnership for Mr. Rainwater, his family (including his wife, Darla D. Moore) and certain long-time business associates of Mr. Rainwater, including Mr. Goff. The loan bears interest at the rate of 12.0% and matures in November 2004. As of December 31, 2000, the outstanding balance under this loan was $6.6 million and accrued interest totaled approximately $202,045. The DBL-ABC loan was paid down in April 2001 with a remaining balance of $1.1 million.

TRANSACTIONS WITH CHARTER BEHAVIORAL HEALTHCARE SYSTEMS, L.L.C. ("CBHS")

     In 1997, COPI and Magellan Health Services, Inc. ("Magellan") formed CBHS to operate behavioral healthcare facilities (the "Behavioral Healthcare Facilities") that the Company acquired in 1997 from a subsidiary of Magellan. Until December 2000, COPI and an affiliate of COPI owned 90% of CBHS and Magellan owned 10%. In December 2000, the 90% interest was transferred to The Rockwood Financial Group, Inc., which is wholly-owned by an executive officer of COPI. As of December 31, 1999, the Company owned 88 Behavioral Healthcare Facilities, all of which were leased by the Company to CBHS under a master lease. On February 16, 2000, CBHS and all of its subsidiaries that are subject to the lease filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware. In connection with the CBHS bankruptcy, the master lease was terminated and CBHS ceased operations at all of the Behavioral Healthcare Facilities. Payment and treatment of rent for the Behavioral Healthcare Facilities was subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding. The Company received approximately $15.4 million in rent and interest from CBHS during the year ended December 31, 2000. The Company sold 60 Behavioral Healthcare Facilities during the year ended December 31, 2000. At the end of 2000, the Company owned 28 Behavioral Healthcare Facilities. The Company sold three additional Behavioral Healthcare Facilities after December 31, 2000, and, as of April 19, 2001, owns 23 Behavioral Healthcare Facilities.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2001.

                                        CRESCENT REAL ESTATE EQUITIES COMPANY
                                                      (Registrant)

                                        By         /s/ DAVID M. DEAN
                                          --------------------------------------
                                                      David M. Dean
                                              Executive Vice President, Law
                                                  and Administration and
                                                        Secretary