Form 10-Q
period 2001-03-31
CRESCENT REAL ESTATE EQUITIES CO
filed 2001-05-11
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2001
                           COMMISSION FILE NO. 1-13038

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             -----------------------------------------------------
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
               (Address of principal executive offices)(Zip code)

        Registrant's telephone number, including area code (817) 321-2100

Number of shares outstanding of each of the registrant's classes of preferred and common shares, as of May 9, 2001.

               Preferred Shares, par value $.01 per share:  8,000,000
               Common Shares, par value $.01 per share:    108,292,429

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

                                                                                                       PAGE
PART I: FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000
           (audited).............................................................................        2

           Consolidated Statements of Operations for the three months ended March 31, 2001
           and 2000 (unaudited)..................................................................        3

           Consolidated Statement of Shareholders' Equity for the three months ended
           March 31, 2001 (unaudited)............................................................        4

           Consolidated Statements of Cash Flows for the three months ended March 31, 2001
           and 2000 (unaudited)..................................................................        5

           Notes to Financial Statements.........................................................        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       23

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................       53

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................       54

Item 2.    Changes in Securities.................................................................       54

Item 3.    Defaults Upon Senior Securities.......................................................       54

Item 4.    Submission of Matters to a Vote of Security Holders...................................       54

Item 5.    Other Information.....................................................................       54

Item 6.    Exhibits and Reports on Form 8-K......................................................       54

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                        MARCH 31,       DECEMBER 31,
                                                                           2001             2000
                                                                       -----------      ------------
                                                                       (UNAUDITED)        (AUDITED)
ASSETS:
 Investments in real estate:
   Land                                                                $   312,255      $   310,301
   Land held for investment or development                                 108,393          116,480
   Building and improvements                                             3,216,333        3,201,332
   Furniture, fixtures and equipment                                        63,351           62,802
   Less -  accumulated depreciation                                       (589,007)        (564,805)
                                                                       -----------      -----------
             Net investment in real estate                             $ 3,111,325      $ 3,126,110

   Cash and cash equivalents                                           $    35,903      $    38,966
   Restricted cash and cash equivalents                                     66,526           94,568
   Accounts receivable, net                                                 50,560           42,200
   Deferred rent receivable                                                 83,555           82,775
   Investments in real estate mortgages and equity
       of unconsolidated companies                                         862,315          845,317
   Notes receivable, net                                                   143,937          141,407
   Other assets, net                                                       149,322          160,426
                                                                       -----------      -----------
               Total assets                                            $ 4,503,443      $ 4,531,769
                                                                       ===========      ===========

LIABILITIES:
   Borrowings under UBS Facility                                       $   628,452      $   553,452
   Notes payable                                                         1,723,388        1,718,443
   Accounts payable, accrued expenses and other liabilities                127,646          191,042
                                                                       -----------      -----------
              Total liabilities                                        $ 2,479,486      $ 2,462,937
                                                                       -----------      -----------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
  Operating partnership, 6,989,600, and 6,995,823 units,
       respectively                                                    $    96,920      $   100,586
  Investment in joint ventures                                             235,700          236,919
                                                                       -----------      -----------
              Total minority interests                                 $   332,620      $   337,505
                                                                       -----------      -----------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par value, authorized 100,000,000 shares:
   6 3/4% Series A Convertible Cumulative Preferred Shares,
      liquidation preference $25.00 per share
      8,000,000 shares issued and outstanding at March 31, 2001
      and December 31, 2000                                            $   200,000      $   200,000

  Common shares, $.01 par value, authorized 250,000,000 shares,
      121,904,776, and 121,818,653 shares issued and outstanding
      at March 31, 2001 and December 31, 2000, respectively                  1,212            1,211
   Additional paid-in capital                                            2,222,026        2,221,531
   Retained deficit                                                       (433,515)        (402,337)
   Accumulated other comprehensive income                                  (16,042)          (6,734)
                                                                       -----------      -----------
                                                                       $ 1,973,681      $ 2,013,671
   Less - shares held in treasury, at cost, 14,468,623 common
      shares at March 31, 2001 and December 31, 2000                      (282,344)        (282,344)
                                                                       -----------      -----------
              Total shareholders' equity                               $ 1,691,337      $ 1,731,327
                                                                       -----------      -----------

              Total liabilities and shareholders' equity               $ 4,503,443      $ 4,531,769
                                                                       ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                     ------------------------
                                                                        2001          2000
                                                                     ---------      ---------
                                                                            (UNAUDITED)
REVENUES:
   Office properties                                                 $ 153,894      $ 149,108
   Resort/Hotel properties                                              15,949         17,544
   Interest and other income                                             8,003          9,136
                                                                     ---------      ---------
          Total revenues                                             $ 177,846      $ 175,788
                                                                     ---------      ---------
EXPENSES:
   Real estate taxes                                                 $  22,886      $  22,671
   Repairs and maintenance                                              10,494         12,197
   Other rental property operating                                      33,329         30,266
   Corporate general and administrative                                  5,264          5,245
   Interest expense                                                     47,448         52,250
   Amortization of deferred financing costs                              2,425          2,347
   Depreciation and amortization                                        30,546         30,902
   Impairment and other adjustments related to the
    behavioral healthcare assets                                         1,150           --
                                                                     ---------      ---------
          Total expenses                                             $ 153,542      $ 155,878
                                                                     ---------      ---------

          Operating income                                           $  24,304      $  19,910

OTHER INCOME AND EXPENSE:
   Equity in net income of unconsolidated
    companies:
            Office properties                                        $   1,093      $   2,704
            Residential development properties                          10,708         10,464
            Temperature-controlled logistics properties                  2,719          4,036
            Other                                                        1,846          2,341
                                                                     ---------      ---------
         Total equity in net income of unconsolidated companies:     $  16,366      $  19,545
                                                                     ---------      ---------

   Gain on property sales, net                                             330         22,627
                                                                     ---------      ---------
         Total other income and expense                              $  16,696      $  42,172
                                                                     ---------      ---------

INCOME BEFORE MINORITY INTERESTS
  AND EXTRAORDINARY ITEM                                             $  41,000      $  62,082
Minority interests                                                      (9,752)        (7,032)
                                                                     ---------      ---------

INCOME BEFORE EXTRAORDINARY ITEM                                     $  31,248      $  55,050
Extraordinary item - extinguishment of debt                                 --         (3,928)
                                                                     ---------      ---------

NET INCOME                                                           $  31,248      $  51,122

6 3/4% Series A Preferred Share distributions                           (3,375)        (3,375)
Share repurchase agreement return                                           --         (2,076)
                                                                     ---------      ---------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                          $  27,873      $  45,671
                                                                     =========      =========


BASIC EARNINGS PER SHARE DATA:
   Income before extraordinary item                                  $    0.26      $    0.41
   Extraordinary item - extinguishment of debt                              --          (0.03)
                                                                     ---------      ---------

   Net income - basic                                                $    0.26      $    0.38
                                                                     =========      =========

DILUTED EARNINGS PER SHARE DATA:
   Income before extraordinary item                                  $    0.26      $    0.41
   Extraordinary item - extinguishment of debt                              --          (0.03)
                                                                     ---------      ---------

   Net income - diluted                                              $    0.26      $    0.38
                                                                     =========      =========

   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                             CONSOLIDATED STATEMENT
                            OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                 Preferred Shares        Treasury Shares             Common Shares     Additional
                                               ---------------------  -----------------------   ----------------------  Paid-in
                                                Shares     Net Value    Shares     Net Value      Shares     Par Value   Capital
                                               ---------   ---------  ----------   ----------   -----------  --------- ----------
SHAREHOLDERS' EQUITY, December 31, 2000        8,000,000   $200,000   14,468,623   $(282,344)   121,818,653   $1,211   $2,221,531


Issuance of Common Shares                             --         --           --          --          1,377       --           32

Exercise of Common Share Options                      --         --           --          --         72,300        1          417

Issuance of Shares in Exchange for Operating
   Partnership Units                                  --         --           --          --         12,446       --           46

Dividends Paid                                        --         --           --          --             --       --           --

Net Income                                            --         --           --          --             --       --           --

Unrealized Net Gain on
   Available-for-Sale Securities                      --         --           --          --             --       --           --

Unrealized Net Loss on Cash Flow Hedges               --         --           --          --             --       --           --

                                               ---------   --------   ----------   ---------    -----------   ------   ----------

SHAREHOLDERS' EQUITY, March 31, 2001           8,000,000   $200,000   14,468,623   $(282,344)   121,904,776   $1,212   $2,222,026
                                               =========   ========   ==========   =========    ===========   ======   ==========

                                                           Accumulated
                                               Retained      Other
                                               Earnings   Comprehensive
                                               (Deficit)     Income       Total
                                               ---------  ------------- ----------
SHAREHOLDERS' EQUITY, December 31, 2000        $(402,337)   $ (6,734)   $ 1,731,327


Issuance of Common Shares                             --          --             32

Exercise of Common Share Options                      --          --            418

Issuance of Shares in Exchange for Operating
   Partnership Units                                  --          --             46

Dividends Paid                                   (59,051)         --        (59,051)

Net Income                                        27,873          --         27,873

Unrealized Net Gain on
   Available-for-Sale Securities                      --         224            224

Unrealized Net Loss on Cash Flow Hedges               --      (9,532)        (9,532)

                                               ---------    --------    -----------

SHAREHOLDERS' EQUITY, March 31, 2001           $(433,515)   $(16,042)   $ 1,691,337
                                               =========    ========    ===========

    The accompanying notes are an integral part of this financial statement.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                          FOR THE THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                        ------------------------
                                                                           2001           2000
                                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  31,248      $  51,122
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                         32,971         33,249
     Extraordinary item - extinguishment of debt                               --          3,928
     Impairment related to the behavioral healthcare assets                 2,150             --
     Gain on property sales, net                                             (330)       (22,627)
     Minority interests                                                     9,752          7,032
     Non cash compensation                                                     32             20
     Distributions received in excess of earnings from
       unconsolidated companies:
        Office properties                                                      --            869
     Equity in earnings in excess of distributions received from unconsolidated companies:
        Office properties                                                    (115)            --
        Residential development properties                                 (7,637)        (4,541)
        Temperature-controlled logistics                                   (1,326)        (4,036)
        Other                                                                (249)          (747)
     Increase in accounts receivable                                       (8,360)        (5,651)
     Increase in deferred rent receivable                                    (780)        (2,593)
     Increase in other assets                                                (535)        (1,476)
     Decrease in restricted cash and cash equivalents                      24,173         21,528
     Decrease in accounts payable, accrued
        expenses and other liabilities                                    (63,912)       (54,197)
                                                                        ---------      ---------
        Net cash provided by operating activities                          17,082         21,880
                                                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of land held for investment or development                    --        (15,051)
     Proceeds from property sales                                           9,400        215,508
     Development of investment properties                                 (11,110)        (8,526)
     Capital expenditures - rental properties                              (5,040)        (3,291)
     Tenant improvement and leasing costs - rental properties             (10,134)       (16,646)
     Decrease in restricted cash and cash equivalents                       3,869         11,735
     Return of investment in unconsolidated companies:
        Office properties                                                   6,346            592
        Residential development properties                                  5,360         14,291
        Other                                                               7,025            200
     Investment in unconsolidated companies:
        Residential development properties                                (22,593)       (19,297)
        Temperature-controlled logistics properties                        (1,400)        (1,051)
        Other                                                              (2,409)          (915)
     Escrow deposits - acquisition of investment properties                    --            500
     Increase in notes receivable                                          (2,530)           (15)
                                                                        ---------      ---------
        Net cash (used in) provided by investing activities               (23,216)       178,034
                                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt financing costs                                                    (275)       (17,708)
     Increase in restricted cash and cash equivalents                          --         (8,685)
     Payments under Fleet Boston Credit Facility                               --       (510,000)
     Borrowings under UBS Facility                                         90,000        833,000
     Payments under UBS Facility                                          (15,000)       (78,047)
     Notes Payable proceeds                                                 6,240             --
     Notes Payable payments                                                (1,295)      (364,782)
     Capital proceeds - joint venture preferred equity partner                 --         98,212
     Capital distributions - joint venture preferred equity partner        (5,917)            --
     Capital distributions - joint venture partner                           (986)        (7,046)
     Proceeds from exercise of share options                                  418             --
     Treasury share repurchases                                                --         (2,823)
     6 3/4% Series A Preferred Share distributions                         (3,375)        (3,375)
     Dividends and unitholder distributions                               (66,739)       (74,542)
                                                                        ---------      ---------
        Net cash provided by (used in) financing activities                 3,071       (135,796)
                                                                        ---------      ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (3,063)        64,118
CASH AND CASH EQUIVALENTS,
     Beginning of period                                                   38,966         72,926
                                                                        ---------      ---------
CASH AND CASH EQUIVALENTS,
     End of period                                                      $  35,903      $ 137,044
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

         The direct and indirect subsidiaries of Crescent Equities at March 31, 2001 included:

                  o CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP The "Operating Partnership."

                  o        CRESCENT REAL ESTATE EQUITIES, LTD.
                           The "General Partner" of the Operating Partnership.

                  o NINE LIMITED-PURPOSE LIMITED PARTNERSHIPS AND ONE LIMITED-PURPOSE CORPORATION
                           Eight of the limited partnerships were formed for the purpose of obtaining securitized debt and all or substantially all of the economic interests in these partnerships are owned directly or indirectly by the Operating Partnership, with the remaining interests, if any, owned indirectly by Crescent Equities. The ninth limited partnership was formed for the purpose of obtaining equity financing through the sale of preferred equity interests, with all of the common equity interests owned directly or indirectly by the Operating Partnership, and all of the preferred equity interests owned by an unrelated third party. The corporation is a wholly-owned subsidiary of the General Partner formed for the purpose of repurchasing and holding common shares of beneficial interest of Crescent Equities.

         Crescent Equities conducts all of its business through the Operating Partnership and its other subsidiaries. The Company is structured to facilitate and maintain the qualification of Crescent Equities as a REIT.

         The following table shows, by subsidiary, the Properties (as defined below) such subsidiaries owned as of March 31, 2001(1):

Operating Partnership:              21 Office Properties and The Park Shops at
                                    Houston Center

Crescent Real Estate                The Aberdeen, The Avallon, 125 E. John
Funding I, L.P.:                    Carpenter Freeway, The Citadel, The Crescent
("Funding I")                       Atrium, The Crescent Office Towers, Regency
                                    Plaza One, Carter Burgess Plaza and
                                    Waterside Commons

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

Crescent Real Estate                Greenway Plaza Office Properties and
Funding III, IV and V, L.P.:        Renaissance Houston Hotel
("Funding III, IV and V")(2)

Crescent Real Estate                Canyon Ranch - Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate                24 Behavioral Healthcare Properties
Funding VII, L.P.:
("Funding VII")

Crescent Real Estate                23 Office Properties and four Resort/Hotel
Funding VIII, L.P.:                 Properties
("Funding VIII")

Crescent Real Estate                Chancellor Park, Denver Marriott City
Funding IX, L.P.:                   Center, MCI Tower, Miami Center, Reverchon
("Funding IX")                      Plaza, 44 Cook Street, 55 Madison and 6225
                                    N. 24th Street

---------

(1) As of March 31, 2001, Crescent SH IX, Inc. owned 14,468,623 common shares of beneficial interest in Crescent Equities.

(2) Funding III owns nine of the 10 Office Properties in the Greenway Plaza Office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns Coastal Tower, the remaining Office Property in the Greenway Plaza Office portfolio.

SEGMENTS

         As of March 31, 2001, the Company's assets and operations were composed of four major investment segments:

         o        Office Segment;

         o        Resort/Hotel Segment;

         o        Residential Development Segment; and

         o        Temperature-Controlled Logistics Segment.

         Within these segments, the Company owned directly or indirectly the following real estate assets (the "Properties") as of March 31, 2001:

         o OFFICE SEGMENT consisted of 78 office properties (collectively referred to as the "Office Properties") located in 27 metropolitan submarkets in seven states, with an aggregate of approximately 28.7 million net rentable square feet and three retail properties with an aggregate of approximately 0.4 million net rentable square feet.

         o RESORT/HOTEL SEGMENT consisted of five destination resort properties with a total of 1,028 rooms/guest nights and four upscale business-class hotel properties with a total of 1,769 rooms (collectively referred to as the "Resort/Hotel Properties").

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Company's ownership of real estate mortgages and non-voting common stock representing interests ranging from 90% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, owned 19 upscale residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Company's 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT, which, as of March 31, 2001, directly or indirectly owned 88 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 438.9 million cubic feet (17.6 million square feet) of warehouse space.

         o OTHER PROPERTIES consisted of 24 behavioral healthcare properties in 10 states (collectively referred to as the "Behavioral Healthcare Properties"). Subsequent to March 31, 2001, the Company sold one Behavioral Healthcare Property. The Company has entered into contracts or letters of intent to sell nine additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 14 Behavioral Healthcare Properties.

         For purposes of investor communications, the Company classifies its destination resort properties and upscale Residential Development Properties as a single group referred to as the "Resort and Residential Development Sector" due to their similar targeted customer characteristics. This group does not contain the four upscale business-class hotel properties. Additionally, for investor communications, the Company classifies its Temperature-Controlled Logistics Properties and its upscale business-class hotel properties as the "Investment Sector." However, for purposes of segment reporting as defined in Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" and this Quarterly Report on Form 10-Q, the Resort/Hotel Properties, including the upscale business-class hotel properties, the Residential Development Properties and the Temperature-Controlled Logistics Properties are considered three separate reportable segments.

         See "Note 5. Segment Reporting" for a table showing total revenues, funds from operations and equity in net income of unconsolidated companies for each of these investment segments for the three months ended March 31, 2001 and 2000 and identifiable assets for each of these investment segments at March 31, 2001 and December 31, 2000.

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information, as well as in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2000.

         Certain amounts in prior period financial statements have been reclassified to conform with current period presentation.

2.  PROPERTIES HELD FOR DISPOSITION:

Office Segment

         In pursuit of management's objective to dispose of non-strategic and non-core assets, at March 31, 2001, the Company was actively marketing for sale or joint venture its interest in three Office Properties, which are included in the Net Investment in Real Estate of $3,111,325. The Property being actively marketed for sale is Washington Harbour located in Washington, D.C. The Properties being actively marketed for joint venture are Four Westlake Park located in Houston, Texas and Bank One Tower located in Austin, Texas. The aggregate carrying value of these Properties at March 31, 2001, was approximately $270,898.

         The following table summarizes the condensed results of operations for the three months ended March 31, 2001 and 2000 for the Office Properties held for disposition or joint venture. Depreciation expense has not been recognized since the dates on which these Properties were classified as held for sale or joint venture.

                             FOR THE THREE MONTHS
                                ENDED MARCH 31,
                             --------------------
                               2001        2000
                             --------    --------
Revenue                      $11,236      $10,342
Operating Expenses             3,953        3,696
                             -------      -------
Net Operating Income         $ 7,283      $ 6,646
                             =======      =======

Behavioral Healthcare Properties

         As of March 31, 2001, the Company owned 24 Behavioral Healthcare Properties, all of which were classified as held for disposition. The carrying value of the Behavioral Healthcare Properties at March 31, 2001 was approximately $57,685. During the three months ended March 31, 2001, the Company recognized an impairment loss of approximately $2,150, which is included in Impairment and Other Adjustments Related to the Behavioral Healthcare Assets of $1,150 on three of the Behavioral Healthcare Properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for these three Properties. Depreciation expense has not been recognized since the dates the Behavioral Healthcare Properties were classified as held for sale.

         Subsequent to March 31, 2001, the Company sold one Behavioral Healthcare Property. See "Note 16. Subsequent Events." The Company has also entered into contracts or letters of intent to sell nine additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 14 Behavioral Healthcare Properties.

3.   EARNINGS PER SHARE:

         SFAS No. 128 "Earnings Per Share" ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                -----------------------------------------------------------------
                                                            2001                                   2000
                                                ------------------------------  ---------------------------------
                                                          Wtd. Avg.  Per Share             Wtd. Avg.    Per Share
                                                Income     Shares      Amount   Income      Shares        Amount
                                                -------   --------   ---------  ------     ---------    ---------
BASIC EPS -
Net income before extraordinary item            $31,248    107,377              $55,050      121,607
6 3/4% Series A Preferred Share distributions    (3,375)        --               (3,375)          --
Share repurchase agreement return                    --         --               (2,076)          --
                                                -------    -------     -----    -------    ---------    --------

Net income available to common
   shareholders before extraordinary item       $27,873    107,377     $0.26    $49,599      121,607    $   0.41

Extraordinary item -
   extinguishment of debt                            --         --        --     (3,928)          --       (0.03)
                                                -------    -------     -----    -------    ---------    --------

Net income available to common
   shareholders                                 $27,873    107,377     $0.26    $45,671      121,607    $   0.38
                                                =======    =======     =====    =======    =========    ========

DILUTED EPS -
Net income available to common
   shareholders before extraordinary item       $27,873    107,377              $49,599      121,607    $   0.41

Effect of dilutive securities:
   Share and unit options                            --      1,616                   --          457          --
                                                -------    -------     -----    -------    ---------    --------

Net income available to common
   shareholders before extraordinary item       $27,873    108,993     $0.26    $49,599      122,064    $   0.41

Extraordinary item -
   extinguishment of debt                            --         --        --     (3,928)          --       (0.03)
                                                -------    -------     -----    -------    ---------    --------

Net income available to common
   shareholders                                 $27,873    108,993     $0.26    $45,671      122,064    $   0.38
                                                =======    =======     =====    =======    =========    ========

         The effect of the conversion of the 6 3/4% Series A Convertible Cumulative Preferred Shares is not included in the computation of Diluted EPS for the three months ended March 31, 2001 or 2000, since the effect of their conversion is antidilutive.

4.   SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS:

                                                                     FOR THE THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                     --------------------
                                                                       2001         2000
                                                                     --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on debt                                                $ 54,883    $ 57,887
Additional interest paid resulting from cash flow hedge agreements        877         439
                                                                     --------    --------
Total interest paid                                                  $ 55,760    $ 58,326
                                                                     ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:

Conversion of Operating Partnership units to common
   shares with resulting reduction in minority interest
   and increases in common shares and additional
   paid-in capital                                                   $     46    $      6
Issuance of Operating Partnership units in conjunction
    with settlement of an obligation                                       --       2,125
Unrealized net gain/(loss) on available-for-sale securities               224      (3,009)
Share Repurchase Agreement Return                                          --       2,076
Adjustment of cash flow hedges to fair value                           (9,532)     (4,285)
Equity investment in a tenant in exchange
     for office space/other investment ventures                            --       2,700
Impairment related to the behavioral healthcare assets                  2,150          --

5.   SEGMENT REPORTING:

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

         Selected financial information related to each segment for the three months ended March 31, 2001 and 2000 and identifiable assets for each of the segments at March 31, 2001 and December 31, 2000 are presented below.

                                                             FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                         --------------------------
                                                            2001            2000
                                                         -----------    -----------
REVENUES:
   Office Segment                                        $   153,894    $   149,108
   Resort/Hotel Segment                                       15,949         17,544
   Residential Development Segment                                --             --
   Temperature-Controlled Logistics Segment                       --             --
   Corporate and other(1)                                      8,003          9,136
                                                         -----------    -----------
TOTAL REVENUE                                            $   177,846    $   175,788
                                                         ===========    ===========

FUNDS FROM OPERATIONS:
   Office Segment                                        $    90,153    $    86,211
   Resort/Hotel Segment                                       15,752         17,291
   Residential Development Segment                            13,066         15,043
   Temperature-Controlled Logistics Segment                    8,325          9,487
   Corporate and other adjustments:
     Interest expense                                        (47,448)       (52,250)
     6 3/4% Series A Preferred Share distributions            (3,375)        (3,375)
     Other(1)                                                  1,052          8,018
     Corporate general & administrative                       (5,264)        (5,245)
                                                         -----------    -----------
TOTAL FUNDS FROM OPERATIONS                              $    72,261    $    75,180
                                                         -----------    -----------

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO
   NET INCOME:
   Depreciation and amortization of real estate assets   $   (29,495)   $   (29,792)
   Gain on property sales, net                                   330         22,627
   Impairment and other adjustments related to the
     behavioral healthcare assets                             (1,150)            --
   Extraordinary item - extinguishment of debt                    --         (3,928)
   Adjustment for investments in real estate mortgages
     and equity of unconsolidated companies:
         Office Properties                                    (2,040)            72
         Residential Development Properties                   (2,358)        (4,579)
         Temperature-Controlled Logistics Properties          (5,606)        (5,451)
   Unitholder minority interest                               (4,069)        (6,382)
   6 3/4% Series A Preferred Share distributions               3,375          3,375
                                                         -----------    -----------
NET INCOME                                               $    31,248    $    51,122
                                                         ===========    ===========

EQUITY IN NET INCOME OF UNCONSOLIDATED
   COMPANIES:
   Office Properties                                     $     1,093    $     2,704
   Resort/Hotel Properties                                        --             --
   Residential Development Properties                         10,708         10,464
   Temperature-Controlled Logistics Properties                 2,719          4,036
   Other                                                       1,846          2,341
                                                         -----------    -----------
TOTAL EQUITY IN NET INCOME OF
   UNCONSOLIDATED COMPANIES                              $    16,366    $    19,545
                                                         ===========    ===========

                                                                  BALANCE AT
                                                         ---------------------------
                                                          MARCH 31,     DECEMBER 31,
IDENTIFIABLE ASSETS:                                         2001           2000
                                                         -----------    ------------
   Office Segment                                        $ 3,032,987    $ 3,088,653
   Resort/Hotel Segment                                      480,920        468,286
   Residential Development Segment                           339,237        305,187
   Temperature-Controlled Logistics Segment                  310,762        308,035
   Other(1)                                                  339,537        361,608
                                                         -----------    -----------
TOTAL IDENTIFIABLE ASSETS                                $ 4,503,443    $ 4,531,769
                                                         ===========    ===========

---------

(1) For purposes of this Note, the Behavioral Healthcare Properties' financial information has been included in this line item.

         At March 31, 2001, COPI was the Company's largest lessee in terms of total revenues. COPI was the lessee of eight of the Resort/Hotel Properties for the three months ended March 31, 2001. Total revenues from COPI for the three months ended March 31, 2001 were approximately 8% of the Company's total revenues.

         See "Note 6. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Temperature-Controlled Logistics Properties" for a description of the sole lessee of the Temperature-Controlled Logistics Properties.

6.   INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED
     COMPANIES:

         The following is a summary of the Company's ownership in significant unconsolidated companies or equity investments:

                                                                                        COMPANY'S OWNERSHIP
                  Entity                                CLASSIFICATION                AS OF MARCH 31, 2001(1)
--------------------------------------------    -----------------------------------   ----------------------
Desert Mountain Development Corporation         Residential Development Corporation           95%(2)
The Woodlands Land Company, Inc.                Residential Development Corporation           95%(2)
Crescent Development Management Corp.           Residential Development Corporation           90%(2)
Mira Vista Development Corp.                    Residential Development Corporation           94%(2)
Houston Area Development Corp.                  Residential Development Corporation           94%(2)
Temperature-Controlled Logistics Partnership      Temperature-Controlled Logistics            40%
The Woodlands Commercial                            Office (office/venture tech
    Properties Company, L.P.                                 portfolio)                     42.5%
Main Street Partners, L.P.                           Office (office property -
                                                          Bank One Center)                    50%
DBL Holdings, Inc.                                             Other                        97.4%
Metropolitan Partners, LLC                                     Other                             (3)
CRL Investments, Inc.                                          Other                          95%
CRL License, LLC                                               Other                        28.5%

---------

(1) Investments in which the Company does not have a controlling interest are accounted for under the equity method.

(2) See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Residential Development Properties Table included in that section for the Residential Development Corporation's ownership interest in the Residential Development Properties.

(3) The Company's $85,000 preferred member interest in Metropolitan Partners, LLC ("Metropolitan") at March 31, 2001 would equate to an approximately 20% equity interest. The investment has a cash flow preference of 7.5% until May 19, 2001 and may be redeemed by Metropolitan on or before May 19, 2001 for $85,000, plus an amount sufficient to provide a 9.5% internal rate of return to the Company. If Metropolitan does not redeem the preferred interest by May 19, 2001, the Company may convert the interest either into
    (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson Associates Realty Corporation ("Reckson") at a conversion price of $24.61.

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

         AmeriCold Logistics has advised the Temperature-Controlled Logistics Corporation that revenues for February and March of 2001 from the Temperature-Controlled Logistics Properties were 8.2% lower than for the same period of 2000, primarily due to a reduction in units stored at the Temperature-Controlled Logistics Properties.

         The Company reports its share of income and losses based on its ownership interest in its respective equity investments. The following summarized information for all unconsolidated companies is presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Temperature-Controlled Logistics," "Office" and "Other," as applicable, as of March 31, 2001, December 31, 2000 and March 31, 2000.


BALANCE SHEETS:

                                                         BALANCE AT MARCH 31, 2001
                                         ----------------------------------------------------------
                                         RESIDENTIAL    TEMPERATURE-
                                         DEVELOPMENT    CONTROLLED
                                         CORPORATIONS   LOGISTICS         OFFICE           OTHER
                                         ------------   ------------   ------------    ------------
Real estate, net                         $    855,812   $  1,296,092   $    391,799
Cash                                           42,229         11,994         17,356
Other assets                                  180,666         93,163         33,939
                                         ------------   ------------   ------------
     Total assets                        $  1,078,707   $  1,401,249   $    443,094
                                         ============   ============   ============

Notes payable                            $    283,383   $    561,414   $    271,359
Notes payable to the Company                  211,170         11,333             --
Other liabilities                             363,242         62,444         30,364
Equity                                        220,912        766,058        141,371
                                         ------------   ------------   ------------
      Total liabilities and equity       $  1,078,707   $  1,401,249   $    443,094
                                         ============   ============   ============

Company's share of unconsolidated debt   $    114,416   $    224,566   $    126,772
                                         ============   ============   ============

Company's investments in real estate
  mortgages and equity of uncon-
  solidated companies                    $    339,237   $    310,762   $     82,897    $    129,419
                                         ============   ============   ============    ============

SUMMARY STATEMENTS OF OPERATIONS:

                                                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                         ----------------------------------------------------------
                                         RESIDENTIAL    TEMPERATURE-
                                         DEVELOPMENT     CONTROLLED
                                         CORPORATIONS     LOGISTICS       OFFICE           OTHER
                                         ------------   ------------   ------------    ------------
Total revenues                           $    110,305   $     38,106   $     19,919
Expenses:
   Operating expense                           86,649          4,998(1)       8,040
   Interest expense                             3,045         11,416          5,282
   Depreciation and amortization                4,610         14,642          4,136
   Taxes                                        3,637             --             --
                                         ------------   ------------   ------------
Total expenses                                 97,941         31,056         17,458
                                         ------------   ------------   ------------

Net income                               $     12,364   $      7,050   $      2,461
                                         ============   ============   ============


Company's equity in net income
  of unconsolidated companies            $     10,708   $      2,719   $      1,093    $      1,846
                                         ============   ============   ============    ============

---------
(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

BALANCE SHEETS:

                                                       BALANCE AT DECEMBER 31, 2000
                                       ----------------------------------------------------------
                                       RESIDENTIAL    TEMPERATURE-
                                       DEVELOPMENT    CONTROLLED
                                       CORPORATIONS   LOGISTICS         OFFICE           OTHER
                                       ------------   ------------    ------------    ------------
  Real estate, net                     $    798,312   $  1,303,810    $    394,724
  Cash                                       59,639         19,606          34,599
  Other assets                              196,547         82,883          34,897
                                       ------------   ------------    ------------
       Total assets                    $  1,054,498   $  1,406,299    $    464,220
                                       ============   ============    ============

  Notes payable                        $    255,356   $    561,321    $    251,785
  Notes payable to the Company              189,932         11,333              --
  Other liabilities                         388,980         78,042          46,054
  Equity                                    220,230        755,603         166,381
                                       ------------   ------------    ------------
        Total liabilities and equity   $  1,054,498   $  1,406,299    $    464,220
                                       ============    ============   ============

  Company's share of unconsolidated
   debt                                $    103,100   $    224,528    $    118,485
                                       ============    ============    ============

  Company's investments in real
    estate mortgages and equity of
    unconsolidated companies           $    305,187   $    308,035    $     98,308    $    133,787
                                       ============   ============    ============    ============


SUMMARY STATEMENTS OF OPERATIONS:

                                                 FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                       ----------------------------------------------------------
                                       RESIDENTIAL    TEMPERATURE-
                                       DEVELOPMENT    CONTROLLED
                                       CORPORATIONS   LOGISTICS         OFFICE           OTHER
                                       ------------   ------------    ------------    ------------
  Total revenues                       $    111,621   $     41,577    $     20,060
  Expenses:
     Operating expense                       82,211          5,185(1)        3,896
     Interest expense                         1,708         11,445           5,878
     Depreciation and amortization            3,497         14,543           4,362
     Taxes                                    6,418            876              --
     Other income                                --           (223)             --
                                       ------------   ------------    ------------
  Total expenses                             93,834         31,826          14,136
                                       ------------   ------------    ------------

  Net income                           $     17,787   $      9,751    $      5,924
                                       ============   ============    ============


  Company's equity in net income
    of unconsolidated companies        $     10,464   $      4,036    $      2,704    $      2,341
                                       ============   ============    ============    ============

---------
(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

7.   NOTES PAYABLE AND BORROWINGS UNDER UBS FACILITY:

         The following is a summary of the Company's debt financing at March 31, 2001:

                                                                                                             BALANCE
                                                                                                         OUTSTANDING AT
                                                                                                         MARCH 31, 2001
                                                                                                    ----------------------
SECURED DEBT

  UBS Term Loan II,(1) secured by Funding VIII Properties and the Washington Harbour
  Office Properties (see description of UBS Facility below)........................................     $    326,677

  AEGON Note(2) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Funding III, IV and V
  Properties.......................................................................................          273,254

  LaSalle Note I(3) bears interest at 7.83% with an initial seven-year interest-only term (through
  August 2002), followed by principal amortization based on a 25-year amortization schedule
  through maturity in August 2027, secured by the Funding I Properties ............................          239,000

  Fleet Term Note II(4) due August 2003, bears interest at the 30-day LIBOR rate plus 400 basis points (at March 31, 2001, the interest rate was 9.63%) with a four-year interest-only term,
  secured by equity interests in Funding I and II ................................................           200,000

  JP Morgan Mortgage Note(5) due October 2016, bears interest at a fixed rate of 8.31% with a two-year interest-only term (through October 2001), followed by principal amortization based on a 15-year amortization schedule through maturity in October 2016, secured by the Houston
  Center mixed-use Office Property complex ......................................................            200,000

  LaSalle Note II(6) bears interest at 7.79% with an initial seven-year interest-only term (through
  March 2003), followed by principal amortization based on a 25-year amortization schedule
  through maturity in March 2028, secured by the Funding II Properties ...........................           161,000

  UBS Line of Credit,(1) secured by Funding VIII Properties and the Washington Harbour
  Office Properties (see description of UBS Facility below) ......................................           155,000

  UBS Term Loan I,(1) secured by Funding VIII Properties and the Washington Harbour
  Office Properties (see description of UBS Facility below) ......................................           146,775

  iStar Financial Note due September 2001, bears interest at 30-day LIBOR plus 1.75% (at
  March 31, 2001, the rate was 7.03%) with an interest-only term, secured by the Fountain Place
  Office Property ................................................................................            97,123

  CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured
  by the MCI Tower Office Property and Denver Marriott City Center Resort/Hotel Property .........            63,500

  Metropolitan Life Note V(7) due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran
  Center Office Property .........................................................................            39,092

  Northwestern Life Note due January 2003, bears interest at 7.66% with an interest-only term,
  secured by the 301 Congress Avenue Office Property .............................................            26,000

  Metropolitan Life Note I(8) due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule, secured by four of The
  Woodlands Office Properties ....................................................................             9,204

                                                                                                             BALANCE
                                                                                                         OUTSTANDING AT
                                                                                                         MARCH 31, 2001
                                                                                                    ----------------------
SECURED DEBT - CONTINUED

  Nomura Funding VI Note(9) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in July 2020,
  secured by the Funding VI Property .............................................................            8,296

  Woodman of the World Note,(10) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through April 2006), followed by principal amortization based on a 25-year
  amortization schedule, secured by the development of the Avallon IV Office Property ............            6,240

  Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and
  interest payments based on a 15-year amortization schedule, secured by a parcel of land ........              679

UNSECURED DEBT

  2007 Notes(11) bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due
  September 2007 .................................................................................          250,000

  2002 Notes(11) bear interest at a fixed rate of 7.00% with a five-year interest-only term, due
  September 2002 .................................................................................          150,000
                                                                                                       ------------

       Total Notes Payable .......................................................................     $  2,351,840
                                                                                                       ============

----------
(1) The UBS Facility consists of three tranches: the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II. For a description of the UBS Facility, see "UBS Facility" section below.

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

(7) The outstanding principal balance of this loan at maturity will be approximately $29,100.

(8) The outstanding principal balance of this loan at maturity will be approximately $9,000.

(9) The Company has the option to defease the note, by purchasing Treasury obligations in an amount sufficient to pay the note, without penalty. In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty at that date.

(10) The outstanding principal balance of this loan at maturity will be approximately $5,400.

(11) The notes were issued in an offering registered with the SEC.

     Below are the aggregate principal amounts due as of March 31, 2001 under the UBS Facility and other indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.

                         SECURED    UNSECURED      TOTAL
                       ----------   ----------   ----------
2001                   $  110,797   $       --   $  110,797
2002                       73,913      150,000      223,913
2003                      542,834           --      542,834
2004                      343,534           --      343,534
2005                       53,863           --       53,863
Thereafter                826,899      250,000    1,076,899
                       ----------   ----------   ----------
                       $1,951,840   $  400,000   $2,351,840
                       ==========   ==========   ==========

UBS FACILITY

         The UBS Facility is a secured, variable-rate facility that is currently funded by a syndicate of 23 banks and institutions led by UBS AG ("UBS") and Fleet Boston Financial ("Fleet"). The borrowing capacity under the UBS Facility is currently limited to $725,554. The UBS Facility consists of three tranches: the UBS Line of Credit, a three-year $300,000 revolving line of credit (currently limited to $252,102 of borrowing capacity); the UBS Term Loan I, a $146,775 three-year term loan; and the UBS Term Loan II, a $326,677 four-year term loan. Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at March 31, 2001, were approximately $155,000, $146,775 and $326,677, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. As of March 31, 2001, the interest rate on the UBS Line of Credit and UBS Term Loan I was 7.68%, and the interest rate on the UBS Term Loan II was 7.98%. The weighted average interest rate on the UBS Line of Credit for the quarter ended March 31, 2001 was 8.26%. As of March 31, 2001, the UBS Facility was secured by 25 Office Properties and four Resort/Hotel Properties. The UBS Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on allocated property values and debt service coverage ratios, and, with respect solely to Funding VIII, limitations on additional secured and total indebtedness, distributions, additional investments and the incurrence of additional liens. The Company was in compliance with all covenants related to the UBS Facility for the March 31, 2001 reporting period.

8.   CASH FLOW HEDGES:

         The Company does not use derivative financial instruments for trading purposes, but utilizes them to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of March 31, 2001, the Company has entered into three cash flow hedge agreements which are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," which was adopted in the third quarter of 1999.

         The Company has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based interest payments, made by the Company during each month, that repriced closest to two London Banking Days prior to the designated reset dates of each hedge agreement. The Company uses the cumulative approach, as described in Derivatives Implementation Group ("DIG") Issue E8, to assess effectiveness of the cash flow hedges. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133. The measurement of hedge ineffectiveness will be based on the cumulative dollar offset method. Under this method, the Company will compare the changes in the floating rate leg of each cash flow hedge to the floating rate cash flows of the hedged items. The cash flow hedges are expected to be highly effective. Changes in the fair value of these highly effective hedging instruments are to be recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings when the hedged items impact earnings. If any of the cash flow hedges fall outside 80%-125% effectiveness, all changes in the fair value of those cash flow hedges will be recognized in earnings during the current period.

         On September 1, 1999, the Company entered into a four-year cash flow hedge agreement with Salomon Brothers Holding Company, Inc. ("Salomon"), for a notional amount of $200,000. The cash flow hedge can be matched against $200,000 of the designated pool of variable-rate LIBOR indexed debt principal and will effectively fix the Company's interest rate on that debt at 6.183% plus the spread. During the three months ended March 31, 2001, the cash flow hedge agreement with Salomon resulted in approximately $36 of additional interest expense. As of March 31, 2001, the fair value of the cash flow hedge was approximately ($6,562).

         Effective February 4, 2000, the Company entered into a three-year cash flow hedge agreement with Fleet, for a notional amount of $200,000. The cash flow hedge can be matched against $200,000 of the designated pool of variable-rate LIBOR indexed debt principal and will effectively fix the Company's interest rate on that debt at 7.11% plus the spread. During the three months ended March 31, 2001, the cash flow hedge agreement with Fleet resulted in approximately $639 of additional interest expense. As of March 31, 2001, the fair value of the cash flow hedge was approximately ($9,056).

         Effective April 18, 2000, the Company entered into a four-year cash flow hedge agreement with Fleet, for a notional amount of $100,000. The cash flow hedge can be matched against $100,000 of the designated pool of variable-rate LIBOR indexed debt principal and will effectively fix the Company's interest rate on that debt at 6.76% plus the spread. Fleet has an option to terminate the agreement at the end of the third year of the agreement. Since Fleet has the option to terminate the cash flow hedge early, any changes in the time value of the cash flow hedge will be recorded through earnings. During the three months ended March 31, 2001, the cash flow hedge agreement with Fleet resulted in approximately $202 of additional interest expense. As of March 31, 2001, the fair value of the cash flow hedge was approximately ($5,473).

         Over the next twelve months, an estimated $9,300 to $11,800 will be reclassified from accumulated other comprehensive income to earnings related to the effective portions of the cash flow hedge agreements.

9.  MINORITY INTEREST:

         Minority interest represents (i) the limited partner interests owned by limited partners other than Crescent Equities in the Operating Partnership ("units"), and (ii) joint venture and preferred equity interests held by third parties in other consolidated subsidiaries. Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent Equities' percentage interest in the Operating Partnership increases. During the three months ended March 31, 2001, there were 6,223 units exchanged for 12,446 common shares of Crescent Equities.

10.  SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY:

         As of March 31, 2001, Funding IX held seven Office Properties and one Resort/Hotel Property. The Company owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of March 31, 2001, GMAC Commercial Mortgage Corporation ("GMACCM") held $218,400 of non-voting, redeemable preferred Class A Units in Funding IX. The Class A Units receive a preferred variable-rate dividend currently calculated at 30-day LIBOR plus 450 basis points, or approximately 9.71% per annum as of March 31, 2001, and are redeemable at the option of the Company at the original purchase price.

11.  SHAREHOLDERS' EQUITY:

SHARE REPURCHASE PROGRAM

         On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of the Company's outstanding common shares from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"), in an amount not to exceed $500,000.

         The Company commenced its Share Repurchase Program in March 2000. As of March 31, 2001, the Company had repurchased 14,488,909 common shares at an average price of $19.51 per common share for an aggregate of approximately $282,699. As of March 31, 2001, the Company held 14,468,623 of the repurchased common shares in a wholly-owned subsidiary. The 14,468,623 common shares were repurchased with the net proceeds of the sale of Class A Units in Funding IX and with a portion on the net proceeds from the sale of one of the Properties held by Funding IX. See "Note 10. Sale of Preferred Equity Interests in Subsidiary." These common shares are consolidated as treasury shares in accordance with GAAP. However, these shares will be held in a wholly-owned subsidiary of the Company until all of the Class A Units are redeemed. Distributions will continue to be paid on these repurchased common shares and will be used to pay dividends on the Class A Units.

         The Company expects the Share Repurchase Program to continue to be funded through a combination of asset sales and financing arrangements, which, in some cases, may be secured by the repurchased common shares. The amount of common shares that the Company will actually purchase will be determined from time to time, in its reasonable judgment, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of common shares will actually be purchased within any particular time period.

DISTRIBUTIONS

Common Shares

         On February 15, 2001, the Company paid a cash dividend on its common shares and unitholder distribution of $74,697, or $0.55 per share and equivalent unit, to shareholders and equivalent unitholders of record on January 31, 2001. The dividend represented an annualized dividend of $2.20 per share and equivalent unit.

         As of March 31, 2001, the Company was holding 14,468,623 of its common shares. The distribution amount above includes $7,958 of distributions for the three months ended March 31, 2001, which were paid for common shares held by the Company and are eliminated in consolidation.

         On April 16, 2001, the Company declared a cash dividend on its common shares and unitholder distribution of $74,789, or $0.55 per share and equivalent unit, to shareholders and equivalent unitholders of record on April 30, 2001. The dividend represents an annualized dividend of $2.20 per share and equivalent unit and is payable on May 15, 2001.

Preferred Shares

         On February 15, 2001, the Company paid a cash dividend on its 6 3/4% Series A Preferred Shares of $3,375, or $0.421875 per share, to shareholders of record on January 31, 2001. The dividend represented an annualized dividend of $1.6875 per preferred share.

         On April 16, 2001, the Company declared a cash dividend on its 6 3/4% Series A Preferred Shares of $3,375, or $0.421875 per share, to shareholders of record on April 30, 2001. The dividend represents an annualized dividend of $1.6875 per preferred share and is payable on May 15, 2001.

12.  RELATED PARTY INVESTMENT:

DBL Holdings, Inc.

         On June 31, 2000, the Company contributed approximately $23,800 to DBL Holdings, Inc. ("DBL"). The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., a wholly-owned subsidiary, that subsequently used the contribution to acquire a limited partner interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and is managed by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, and Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, each own 50% of the entity that ultimately controls GMSP. Mr. Rainwater is a limited partner of GMSP. At March 31, 2001, DBL's primary holdings consisted of the 12.5% investment in G2, and the Company's indirect investment on G2 was approximately $16,800.

Loans to Employees and Trust Managers of the Company for Exercise of Stock Options and Unit Options

         As of March 31, 2001, the Company had loaned approximately $28,867 to certain employees and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and unit incentive plans. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. These loans bear interest equal to the weighted average interest rate of the Company at the end of the preceeding quarter plus 50 basis points, with five-year interest-only terms, and mature between July 2001 and October 2005. At March 31, 2001, accrued interest in the amount of $616 was outstanding on these loans.

13.  CBHS:

         During the three months ended March 31, 2001, in connection with the bankruptcy proceedings of Charter Behavioral Health Systems ("CBHS"), the former operator of the Behavioral Healthcare Properties, the Company collected approximately $1,000 of a $10,000 working capital loan made to CBHS during the year ended December 31, 1999, which is included in Impairment and Other Adjustments Related to the Behavioral Healthcare Assets of $1,150. This amount was previously expensed in conjunction with the recapitalization of CBHS.

         The Company sold four Behavioral Healthcare Properties during the three months ended March 31, 2001. As of March 31, 2001, the Company owned 24 Behavioral Healthcare Properties. Subsequent to March 31, 2001, the Company sold one Behavioral Healthcare Property. See "Note 14. Dispositions" and "Note 16. Subsequent Events." The Company has entered into contracts or letters of intent to sell nine additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 14 Behavioral Healthcare Properties.

14.  DISPOSITIONS:

Behavioral Healthcare Properties

         During the three months ended March 31, 2001, the Company completed the sale of four Behavioral Healthcare Properties previously classified as held for disposition. The sales generated approximately $8,943 in net proceeds and a net gain of approximately $330 for the three months ended March 31, 2001. The net proceeds from the sale of the four Behavioral Healthcare Properties sold during the three months ended March 31, 2001 were used primarily to pay down variable-rate debt.

15.  COPI:

         In connection with the formation and capitalization of COPI, the Company contributed $14,100 to COPI and loaned approximately $35,900 to COPI pursuant to a five-year loan, which bears interest at 12% per annum, is collateralized by a lien on certain assets that COPI now owns or may acquire in the future, and matures in May 2002. Also, in connection with COPI's formation, the Company established a $20,400 line of credit, which bears interest at 12% per annum. The line of credit was amended in August 1998 and again in March 1999, which ultimately resulted in a decrease in the amount available to $17,200. In March 1999, the Company loaned approximately $19,500 to COPI pursuant to a three-year loan, which bears interest at 9% per annum, and is collateralized by certain assets that COPI now owns or may acquire in the future. As of March 31, 2001, COPI had $17,200 (including accrued interest of $3,005) and $48,924 (including accrued interest of $5,452) outstanding under the line of credit and term loans, respectively, with the Company. During 2000, the Company amended the COPI loans to allow for the deferral of principal and interest payments through February 2001. Under the lease agreements for the Resort/Hotel Properties between the Company and COPI, the rent receivable balance at March 31, 2001 was approximately $24,500, of which approximately $17,400 has been deferred. However, during the first quarter of 2001, the Company allowed COPI to further extend payment of its debt and lease payment obligations while exploring a potential transaction between the Company and COPI regarding the purchase by the Company of Resort/Hotel leases and voting stock of the Residential Development Corporations from COPI.

     The REIT Modernization Act, which became effective on January 1, 2001, contains a provision that permits the Company to operate Residential Development Corporations currently operated by COPI and lease Resort/Hotel Properties currently leased by COPI. The Company is continuing discussions with COPI with respect to a potential transaction.

16.  SUBSEQUENT EVENTS:

Behavioral Healthcare Properties

         Subsequent to March 31, 2001, the Company sold one Behavioral Healthcare Property. The sale generated approximately $1,947 in net proceeds and a net loss of approximately $163.

Other

         Subsequent to March 31, 2001, the Company sold certain marketable securities, which resulted in a net gain of approximately $5,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in "Item 1. Financial Statements" of this document and the more detailed information contained in the Company's Form 10-K for the year ended December 31, 2000. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in the notes to the financial statements in "Item 1. Financial Statements."

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

               o Changes in real estate conditions (including rental rates and competition from other properties and new development of competing properties or a general downturn in the economy);

               o Changes in conditions in the Resort/Hotel markets or in the market for residential land or luxury residences, which include single-family homes, townhomes and condominiums (including a general downturn in the economy);

               o Changes in conditions in the temperature-controlled logistics business (including a general downturn in the economy);

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

         The following sections include information for each of the Company's investment segments for the three months ended March 31, 2001.

OFFICE SEGMENT

         As of March 31, 2001, the Company owned 78 Office Properties.

         The following table shows the same-store net operating income growth for the approximately 27.2 million square feet of Office Property space owned as of March 31, 2001, which excludes approximately 1.5 million square feet of Office Property space at Bank One Center, in which the Company owns a 50% non-controlling interest.

                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                      ----------------------------------------------
                                                                      PERCENTAGE/
                                         2001          2000          POINT INCREASE
                                      ----------    ----------       ---------------
(DOLLARS IN MILLIONS)
Same-store Revenues                   $    148.0    $    137.2         7.9%
Same-store Expenses                        (66.7)        (62.2)        7.2%
                                      ----------    ----------
Net Operating Income                  $     81.3    $     75.0         8.4%(1)
                                      ==========    ==========

Weighted Average Occupancy                  93.1%         91.0%        2.1 pts

---------
(1) Estimate for 2001 growth is 4%-6%.

         The following table shows renewed or re-leased leasing activity and the percentage increase of leasing rates for signed leases compared to expiring leasing rates at the Company's Office Properties owned as of March 31, 2001.

                                              FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                     --------------------------------------------------------------
                                           SIGNED                     EXPIRING           PERCENTAGE
                                           LEASES                      LEASES             INCREASE
                                     --------------------         ------------------     ----------
Renewed or re-leased(1)               371,000 sq. ft.                     N/A                N/A
Weighted average full-
     service rental rate(2)           $23.03 per sq. ft.           $20.74 per sq. ft.        11.0%
FFO annual net effective
     rental rate(3)                   $13.60 per sq. ft.           $11.36 per sq. ft.        19.7%

---------
(1) All of which have commenced or will commence during the next twelve months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and expense recoveries.

(3) Calculated as weighted average full-service rental rate minus operating expenses.

RESORT/HOTEL SEGMENT

         As of March 31, 2001, the Company owned nine Resort/Hotel Properties.

         The following table shows weighted average occupancy, average daily rate and revenue per available room/guest night for the Resort/Hotel Properties for the three months ended March 31, 2001 and 2000.

                                                FOR THE THREE MONTHS
                                                   ENDED MARCH 31,
                                           ------------------------------
                                                              PERCENTAGE/
                                                                POINT
                                            2001    2000(1)   INCREASE
                                           ------   -------   ----------
Weighted average occupancy                    75%      78%      (3)pts
Average daily rate                          $274     $257        7%
Revenue per available room/guest night      $204     $198        3%


---------
(1) Excludes the Four Seasons Hotel - Houston, which was sold on November 3,
    2000.

         The following table shows Resort/Hotel Property same-store rental income for the three months ended March 31, 2001 and 2000, for the nine Resort/Hotel Properties owned during both of these periods. Rental income includes weighted average base rent with scheduled rent increases that would be taken into account under GAAP, and percentage rent.

                                                FOR THE THREE MONTHS
                                                   ENDED MARCH 31,
                                           ---------------------------------
                                                                 PERCENTAGE/
                                                                  POINT
                                            2001     2000        INCREASE
                                           -------   -------     ----------
(DOLLARS IN THOUSANDS)
Upscale Business-Class Hotels              $ 5,824   $ 5,363(1)      9%
Destination Resort Properties                9,149     8,893         3
                                           -------   -------
All Resort/Hotel Properties                $14,973   $14,256(1)      5%
                                           =======   =======

---------
(1) Excludes the Four Seasons Hotel - Houston, which was sold on November 3,
    2000.


INVESTMENT PARTNERSHIP

         In February 2000, the Company entered into an agreement with Sanjay Varma, a former senior executive officer of the Company, to form an investment partnership, which will seek destination resort properties and resort/hotel properties to acquire and manage under the "Sonoma Spa Resorts" brand and concept. The Company and Mr. Varma acquired a 93% and a 7% interest, respectively, in this new partnership. Mr. Varma also established a management company, which has contracted with COPI to manage either the property or assets of the Company's existing portfolio of Resort/Hotel Properties (excluding the Canyon Ranch resorts and the Hyatt Regency Beaver Creek), in addition to new properties the investment partnership acquires. As of March 31, 2001, the Company had reduced its non-voting interest in this management company to 10% to comply with the REIT Modernization Act, which became effective January 1, 2001.

RESIDENTIAL DEVELOPMENT SEGMENT

         The Company owns economic interests in five Residential Development Corporations through the Residential Development Property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, currently own interests in 19 upscale Residential Development Properties. The upscale Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties. Management plans to maintain the Residential Development Segment at its current investment level and reinvest returned capital in residential development projects that it expects to achieve comparable rates of return.

The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:

         The following table shows residential lot sales at an average price per lot and commercial land sales at an average price per acre.

                                     FOR THE THREE MONTHS
                                       ENDED MARCH 31,
                                  -------------------------
                                     2001           2000
                                  ----------     ----------
(DOLLARS IN THOUSANDS)
Residential lot sales              381            563
Average sales price per lot       $ 69           $ 46
Commercial land sales                3 acres       21 acres
Average sales price per acre      $470           $313


o Average sales price per lot increased by $23, or 50%, due to a product mix of higher priced lots from the Carlton Woods development in the three months ended March 31, 2001, compared to the same period in 2000. The number of lots sold decreased to 381 lots for the three months ended March 31, 2001, as compared to 563 lots for the same period in 2000, due to the higher priced product mix of lots available for sale.

o Future buildout of The Woodlands is estimated at approximately 13,600 residential lots and approximately 1,800 acres of commercial land, of which approximately 1,100 residential lots and 1,200 acres are currently in inventory.

Desert Mountain Properties Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:

         The following table shows residential lot sales at an average price per lot.

                                 FOR THE THREE MONTHS
                                   ENDED MARCH 31,
                                 --------------------
                                   2001         2000
                                 -------       ------
(DOLLARS IN THOUSANDS)
Residential lot sales               19            44
Average sales price per lot(1)    $612          $533

---------
(1) Including equity golf memberships.

o With the higher priced residential lots being completed during the latter phases of development at Desert Mountain, the average sales price per lot increased by $79, or 15%, for the three months ended March 31, 2001, as compared to the same period in 2000. The number of lot sales decreased to 19 lots for the three months ended March 31, 2001, as compared to 44 lots for the same period in 2000. Management believes that the decrease in the number of lot sales is due to the slowing economy and the change to a higher priced product mix of lots available for sale.

o Approved future buildout of Desert Mountain is estimated to be in excess of 500 residential lots, of which approximately 184 are currently in inventory.

Crescent Development Management Corporation ("CDMC"), Beaver Creek, Colorado:

         The following table shows total active projects, residential lot and residential unit sales and average sales price per lot and unit.

                                           FOR THE THREE MONTHS
                                             ENDED MARCH 31,
                                           --------------------
                                            2001          2000
                                           -------      -------
(DOLLARS IN THOUSANDS)
Active projects                                 12           12(1)
Residential lot sales                            2            5(1)
Residential unit sales:
    Townhome sales                               4            2
    Single-family home sales                    --            1(1)
    Condominium sales                            9            1
Average sales price per residential lot     $  240       $  149
Average sales price per residential unit    $1,400       $1,700

---------

(1) Certain amounts in the prior period have been reclassified to conform with current period presentation.

o Average sales price per lot increased by $91, or 61%, due to a higher priced product mix sold at Eagle Ranch in the three months ended March 31, 2001, as compared to the same period in 2000.

o On September 22, 2000, CDMC closed a joint-venture arrangement with Booth Creek Ski Holdings, Inc., owner of the Northstar-at-Tahoe resort, a premier, up-scale ski resort located in North Lake Tahoe, California. The development is expected to span ten years and to include an enhanced core village with new restaurants and retail shops, hotels and spas, and an extensive residential product mix of over 2,000 condominium and townhome units. As of March 31, 2001, the Company had made capital contributions to CDMC of $35,700 with a total expected investment by the Company of approximately $75,000 over the life of the project. CDMC expects pre-sales to commence in the second quarter of 2002.

Mira Vista Development Corp. ("Mira Vista"), Fort Worth, Texas:

         The following table shows residential lot sales at an average price per lot.

                             FOR THE THREE MONTHS
                                ENDED MARCH 31,
                             --------------------
                                2001     2000
                                ----     ----
(DOLLARS IN THOUSANDS)
Residential lot sales              2       11
Average sales price per lot     $ 60     $ 88


o The number of lots sold decreased by nine lots for the three months ended March 31, 2001, as compared to the same period in 2000, due to the completion of development and the decreased number of remaining lots to be sold.

o Decrease in average sales price per lot between years is due to a change in product mix.

Houston Area Development Corp. ("Houston Area Development"), Houston, Texas:

         The following table shows residential lot sales at an average price per lot.

                                      FOR THE THREE MONTHS
                                        ENDED MARCH 31,
                                      --------------------
                                        2001        2000
                                        ----        ----
(DOLLARS IN THOUSANDS)
Residential lot sales                     49          55
Average sales price per lot             $ 27        $ 30

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of March 31, 2001, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, LLC ("AmeriCold Logistics"), which is owned 60% by Vornado Operating, L.P. and 40% by a subsidiary of COPI. The Company has no interest in AmeriCold Logistics.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under six triple-net master leases. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146.0 million, the adjustment of the rental obligation for 2002 to $150.0 million (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5.0 million to $9.5 million (effective January 1, 2000) and the extension of the date on which deferred rent of $24.4 million (of which the Company's portion is $9.6 million) is required to be paid from March 11, 2002 to December 31, 2003.

         AmeriCold Logistics has advised the Temperature-Controlled Logistics Corporation that revenues for February and March of 2001 from the Temperature-Controlled Logistics Properties were 8.2% lower than for the same period of 2000, primarily due to a reduction in units stored at the Temperature-Controlled Logistics Properties.

         Management believes that earnings before interest, taxes, depreciation and amortization and rent ("EBITDAR") is a useful financial performance measure for assessing the relative stability of the financial condition of AmeriCold Logistics. The following table shows EBITDAR and lease payment for AmeriCold Logistics for the three months ended March 31, 2001.

                                   FOR THE THREE
                                    MONTHS ENDED
                                    MARCH 31,
(DOLLARS IN MILLIONS)                  2001
                                   -------------
EBITDAR(1)                             $ 33.2
Lease Payment                            32.9(2)


---------
(1) EBITDAR does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.

(2) Represents the base rent and percentage rent obligation (excluding the effect of straight-lining rents) of AmeriCold Logistics.

         The Temperature-Controlled Logistics Corporation expects to complete the construction of one facility and the acquisition of one facility for $25.2 million, representing approximately 8.5 million cubic feet (0.2 million square feet), during 2001.

                              RESULTS OF OPERATIONS

         The following table shows the Company's financial data as a percentage of total revenues for the three months ended March 31, 2001 and 2000 and the variance in dollars between the three months ended March 31, 2001 and 2000. See "Note 5. Segment Reporting" included in "Item 1. Financial Statements" for financial information about investment segments.


                                                                     FINANCIAL DATA
                                                                     AS A PERCENTAGE             TOTAL VARIANCE IN
                                                                    OF TOTAL REVENUES          DOLLARS (IN MILLIONS)
                                                                   FOR THE THREE MONTHS         BETWEEN THE THREE
                                                                      ENDED MARCH 31,              MONTHS ENDED
                                                                   --------------------              MARCH 31,
                                                                    2001          2000             2001 AND 2000
                                                                   ------        ------        ---------------------
REVENUES:
     Office properties                                               86.6%         84.8%               $  4.8
     Resort/Hotel properties                                          8.9          10.0                  (1.6)
     Interest and other income                                        4.5           5.2                  (1.2)
                                                                   ------        ------                ------
          TOTAL REVENUES                                            100.0%        100.0%               $  2.0
                                                                   ------        ------                ------

EXPENSES:
     Operating expenses                                              37.5%         37.1%               $  1.6
     Corporate general and administrative                             3.0           3.0                    --
     Interest expense                                                26.7          29.7                  (4.9)
     Amortization of deferred financing costs                         1.3           1.3                    --
     Depreciation and amortization                                   17.2          17.6                  (0.4)
     Impairment and other adjustments related
     to the behavioral healthcare assets                              0.7            --                   1.2
                                                                   ------        ------                ------
          TOTAL EXPENSES                                             86.4%         88.7%               $ (2.5)
                                                                   ------        ------                ------
OPERATING INCOME                                                     13.6%         11.3%               $  4.5

OTHER INCOME AND EXPENSE:
     Equity in net income of unconsolidated companies:
          Office properties                                           0.6%          1.5%               $ (1.6)
          Residential development properties                          6.0           6.0                   0.2
          Temperature-controlled logistics properties                 1.5           2.3                  (1.3)
          Other                                                       1.1           1.3                  (0.5)
                                                                   ------        ------                ------
          TOTAL EQUITY IN NET INCOME OF UNCONSOLIDATED
            COMPANIES:                                                9.2%         11.1%               $ (3.2)

     Gain on property sales, net                                      0.2          12.9                 (22.3)
                                                                   ------        ------                ------
          TOTAL OTHER INCOME AND EXPENSE                              9.4%         24.0%                (25.5)
                                                                   ------        ------                ------

INCOME BEFORE MINORITY INTERESTS AND EXTRAORDINARY ITEM              23.0%         35.3%               $(21.0)

     Minority interests                                              (5.5)         (4.0)                 (2.8)
                                                                   ------        ------                ------

NET INCOME BEFORE EXTRAORDINARY ITEM                                 17.5%         31.3%               $(23.8)

     Extraordinary item - extinguishment of debt                       --          (2.2)                  3.9
                                                                   ------        ------                ------

NET INCOME                                                           17.5%         29.1%               $(19.9)

     6 3/4% Series A Preferred Share distributions                   (1.9)         (1.9)                   --
     Share repurchase agreement return                                 --          (1.2)                  2.1
                                                                   ------        ------                ------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                          15.6%         26.0%               $(17.8)
                                                                   ======        ======                ======

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000

REVENUES

         Total revenues increased $2.0 million, or 1.1%, to $177.8 million for the three months ended March 31, 2001, as compared to $175.8 million for the three months ended March 31, 2000. The primary components of the increase in total revenues are discussed below.

         The increase in Office Property revenues of $4.8 million, or 3.2%, for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, is attributable to:

                  o increased revenues of $10.7 million from the 78 Office Properties and three retail properties owned as of March 31, 2001, primarily as a result of increased weighted average full-service rental rates and increased average occupancy rates at these Properties; and

                  o increased revenues of $2.6 million from lease termination fees and other Office Property revenues; partially offset by

                  o decreased revenues of $8.5 million due to the disposition of 11 Office Properties and four retail properties during 2000.

         The decrease in Resort/Hotel Property revenues of $1.6 million, or 9.1%, for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, is primarily attributable to decreased revenues from the business-class hotels of $1.9 million. Revenues from the business-class hotels decreased $2.4 million due to the disposition of the Four Seasons Hotel - Houston during 2000, which was partially offset by increased revenues at the other business-class hotels of $0.5 million.

EXPENSES

         Total expenses decreased $2.5 million, or 1.6%, to $153.5 million for the three months ended March 31, 2001, as compared to $156.0 million for the three months ended March 31, 2000. The primary components of the decrease in total expenses are discussed below.

         The increase in Office Property operating expenses of $1.6 million, or 2.5%, for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, is attributable to:

                  o increased expenses of $5.7 million from the 78 Office Properties and three retail properties owned as of March 31, 2001, primarily as a result of increased rates for electricity and gas, increased property taxes and increased management fees during the three months ended March 31, 2001, as compared to the same period in 2000; partially offset by

                  o decreased expenses of $4.1 million due to the disposition of 11 Office Properties and four retail properties during 2000.

         An additional increase in expenses of $1.2 million is due to the impairment and other adjustments related to the Behavioral Healthcare Properties during the three months ended March 31, 2001.

         The decrease in interest expense of $4.9 million, or 9.4%, for the three months ended March 31, 2001, as compared to the same period in 2000, is primarily attributable to a decrease in average debt balance outstanding of approximately $200.0 million (or a $4.3 million decrease in interest expense), and a decrease in the weighted average interest rate of 0.14% (or a $0.3 million decrease in interest expense).

OTHER INCOME

         Other income decreased $25.5 million, or 60.4%, to $16.7 million for the three months ended March 31, 2001, as compared to $42.2 million for the three months ended March 31, 2000. The components of the decrease in other income are discussed below.

         The decrease in equity in net income of unconsolidated companies of $3.2 million, or 16.4%, for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, is primarily attributable to:

                  o a decrease in equity in net income of the unconsolidated Office Properties of $1.6 million, or 59.3%, primarily attributable to the gains on the sale of the retail portfolio of The Woodlands Commercial Properties Company, L.P. in the three months ended March 31, 2000; and

                  o a decrease in equity in net income of the Temperature-Controlled Logistics Partnerships of $1.3 million, or 32.5%, resulting primarily from the restructuring of the lease agreement with AmeriCold Logistics in February 2001.

         The decrease in net gain on property sales of $22.3 million, or 98.7%, is attributable to a decrease in the number of Properties sold during the three months ended March 31, 2001, as compared to the same period in 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $35.9 million and $38.9 million at March 31, 2001 and December 31, 2000, respectively. This 7.7% decrease is attributable to $23.2 million used in investing activities, partially offset by $17.1 million and $3.1 million provided by operating and financing activities, respectively.

INVESTING ACTIVITIES

         The Company's use of cash for investing activities of $23.2 million is attributable to:

                  o $26.4 million of additional investment in unconsolidated companies, consisting of investments in (i) the upscale Residential Development Properties of $22.6 million, primarily as a result of CDMC's investment in the Northstar-at-Tahoe resort, (ii) Temperature-Controlled Logistics Properties of $1.4 million and (iii) other unconsolidated companies of $2.4 million;

                  o $11.1 million for the development of investment properties, including development of office properties and expansions and renovations at the Resort/Hotel Properties;

                  o $10.1 million for recurring and non-recurring tenant improvement and leasing costs for the Office Properties;

                  o $5.0 million for capital expenditures on rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties; and

                  o a $2.5 million increase in notes receivable, primarily as a result of interest accrued in 2001 of approximately $2.4 million related to the COPI notes.

         The Company's use of cash for investing activities is partially offset by:

                  o $18.7 million from return of investment in unconsolidated Office Properties, upscale Residential Development Properties and other unconsolidated companies;

                  o $9.4 million of net sales proceeds primarily attributable to the disposition of Behavioral Healthcare Properties; and

                  o a $3.8 million decrease in restricted cash and cash equivalents, primarily due to escrow deposit reimbursements for capital expenditures during the first quarter of 2001.

OPERATING ACTIVITIES

         The Company's cash provided by operating activities of $17.1 million is attributable to $26.4 million from Property operations, partially offset by $9.3 million representing equity in earnings in excess of distributions received from unconsolidated Office Properties, Temperature-Controlled Logistics Properties and other unconsolidated companies.

FINANCING ACTIVITIES

         The Company's cash provided by financing activities of $3.1 million is attributable to:

                  o net borrowings under the UBS Facility of $75.0 million; and

                  o net increase in notes payable of $5.0 million, primarily attributable to borrowings for the development of the Avallon IV Office Property.

         The cash provided by financing activities is partially offset by:

                  o distributions to common shareholders and unitholders of $66.7 million;

                  o net capital distributions to joint venture partners of $6.8 million, primarily due to distributions of $5.9 million to GMACCM; and

                  o distributions to preferred shareholders of $3.4 million.

PROPERTY DISPOSITIONS

Behavioral Healthcare Properties

         During the three months ended March 31, 2001, the Company completed the sale of four Behavioral Healthcare Properties previously classified as held for disposition. The sales generated approximately $8.9 million in net proceeds and a net gain of approximately $0.3 million for the three months ended March 31, 2001. During the three months ended March 31, 2001, the Company recognized an impairment loss of $2.2 million on three of the Behavioral Healthcare Properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for these three Properties. The net proceeds from the sale of the four Behavioral Healthcare Properties sold during the three months ended March 31, 2001 were used primarily to pay down variable-rate debt.

         Subsequent to March 31, 2001, the Company sold one Behavioral Healthcare Property. The sale generated approximately $1.9 million in net proceeds and a net loss of approximately $0.2 million. The Company also has entered into contracts or letters of intent to sell nine additional Behavioral Healthcare Properties, and is marketing the remaining 14 Behavioral Healthcare Properties. The sales are expected to generate in excess of $40.0 million in net proceeds by the end of the third quarter of 2001. The Company expects to use the net proceeds to pay down variable-rate debt.

SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY

         As of March 31, 2001, Funding IX held seven Office Properties and one Resort/Hotel Property. The Company owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of March 31, 2001, GMACCM held $218.4 million of non-voting, redeemable preferred Class A Units in Funding IX. The Class A Units receive a preferred variable-rate dividend currently calculated at 30-day LIBOR plus 450 basis points, or approximately 9.71% per annum as of March 31, 2001, and are redeemable at the option of the Company at the original purchase price.

         The Company will generally use the proceeds from any joint venture or sale of a Property held by Funding IX to redeem the Class A Units.

SHARE REPURCHASE PROGRAM

         On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of the Company's outstanding common shares from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"), in an amount not to exceed $500.0 million.

         The Company commenced its Share Repurchase Program in March 2000. As of March 31, 2001, the Company had repurchased 14,488,909 common shares at an average price of $19.51 per common share for an aggregate of approximately $282.7 million. As of March 31, 2001, the Company held 14,468,623 of the repurchased common shares in a wholly-owned subsidiary. The 14,468,623 common shares were repurchased with the net proceeds of the sale of Class A Units in Funding IX and with a portion of the net proceeds from the sale of one of the Properties held by Funding IX. See "Sale of Preferred Equity Interests in Subsidiary" above. These common shares are consolidated as treasury shares in accordance with GAAP. However, these shares will be held in a wholly-owned subsidiary of the Company until all of the Class A Units are redeemed. Distributions will continue to be paid on these repurchased common shares and will be used to pay dividends on the Class A Units.

         The Company expects the Share Repurchase Program to continue to be funded through a combination of asset sales and financing arrangements, which, in some cases, may be secured by the repurchased common shares. The amount of common shares that the Company will actually purchase will be determined from time to time, in its reasonable judgment, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of common shares will actually be purchased within any particular time period.

METROPOLITAN

         The Company's $85.0 million preferred member interest in Metropolitan Partners, LLC ("Metropolitan") at March 31, 2001 would equate to an approximately 20% equity interest. The investment has a cash flow preference of 7.5% until May 19, 2001 and may be redeemed by Metropolitan on or before May 19, 2001 for $85.0 million, plus an amount sufficient to provide a 9.5% internal rate of return to the Company. If Metropolitan does not redeem the preferred interest by May 19, 2001, the Company may convert the interest either into (i) a common equity interest in Metropolitan or (ii) shares of common stock of Reckson Associates Realty Corporation ("Reckson") at a conversion price of $24.61. On April 4, 2001, the Company notified Reckson of its intention to convert this preferred member interest into common stock of Reckson. The conversion is subject to Metropolitan's right to redeem the preferred interest by May 19, 2001.

COPI

         In connection with the formation and capitalization of COPI, the Company contributed $14.1 million to COPI and loaned approximately $35.9 million to COPI pursuant to a five-year loan, which bears interest at 12% per annum, is collateralized by a lien on certain assets that COPI now owns or may acquire in the future, and matures in May 2002. Also, in connection with COPI's formation, the Company established a $20.4 million line of credit, which bears interest at 12% per annum. The line of credit was amended in August 1998 and again in March 1999, which ultimately resulted in a decrease in the amount available to $17.2 million. In March 1999, the Company loaned approximately $19.5 million to COPI pursuant to a three-year loan, which bears interest at 9% per annum, and is collateralized by certain assets that COPI now owns or may acquire in the future. As of March 31, 2001, COPI had $17.2 million (including accrued interest of $3.0 million) and $48.9 million (including accrued interest of $5.5 million) outstanding under the line of credit and term loans, respectively, with the Company. During 2000, the Company amended the COPI loans to allow for the deferral of principal and interest payments through February 2001. Under the lease agreements for the Resort/Hotel Properties between the Company and COPI, the rent receivable balance at March 31, 2001 was approximately $24.5 million, of which approximately $17.4 million has been deferred. However, the Company continues to allow COPI to extend payment of its debt and lease payment obligations while exploring a potential transaction between the Company and COPI regarding the purchase by the Company of Resort/Hotel leases and voting stock of the Residential Development Corporations from COPI.

         The Report of Independent Auditors included in COPI's Form 10-K for the year ended December 31, 2000 states that there is substantial doubt about COPI's ability to continue as a going concern. However, if the potential transaction between the Company and COPI is finalized and executed, COPI's short-term obligations to the Company will be considered in the overall transaction. The REIT Modernization Act, which became effective on January 1, 2001, contains a provision that permits the Company to operate Residential Development Corporations currently operated by COPI and lease Resort/Hotel Properties currently leased by COPI.

LIQUIDITY REQUIREMENTS

         As of March 31, 2001, the Company had unfunded capital expenditures of approximately $156.3 million relating to expansion, construction, renovation and development projects. The table below specifies the Company's total capital expenditures relating to these projects, amounts funded to date, amounts remaining to be funded, and short-term and long-term capital expenditures.


                                                                              CAPITAL EXPENDITURES
                                                                             ----------------------
(IN MILLIONS)                                 TOTAL     AMOUNT     AMOUNT    SHORT-TERM  LONG-TERM
                                             PROJECT    FUNDED    REMAINING   (NEXT 12     (12+
               PROJECT                       COST(1)    TO DATE    TO FUND   MONTHS)(2)  MONTHS)(2)
-----------------------------------------    -------    -------   ---------  ----------  ----------
OFFICE SEGMENT
      Avallon IV                             $ 13.8     $ (8.6)     $  5.2     $  5.2     $   --
      5 Houston Center(3)                     117.2      (17.1)      100.1       55.3       44.8
                                             ------     ------      ------     ------     ------
         Subtotal                            $131.0     $(25.7)     $105.3     $ 60.5     $ 44.8

RESORT/HOTEL SEGMENT
      Renaissance Houston Hotel              $ 15.5     $(13.0)     $  2.5     $  2.5     $   --
      Hyatt Regency Beaver Creek                6.9       (3.6)        3.3        3.3         --
                                             ------     ------      ------     ------     ------
         Subtotal                            $ 22.4     $(16.6)     $  5.8     $  5.8     $   --

RESIDENTIAL DEVELOPMENT SEGMENT
      CDMC Northstar-at-Tahoe resort(4)      $ 75.0     $(35.7)     $ 39.3     $ 26.4     $ 12.9
                                             ------     ------      ------     ------     ------

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT
      Facility expansion and acquisition     $ 10.0     $ (4.1)     $  5.9     $  5.9     $   --
                                             ------     ------      ------     ------     ------

TOTAL                                        $238.4     $(82.1)     $156.3     $ 98.6     $ 57.7
                                             ======     ======      ======     ======     ======


---------
(1)  All amounts are approximate.

(2) Reflects the Company's estimate of the breakdown between short-term and long-term capital expenditures.

(3) Total estimated cost is approximately $120.0 million. Construction of the planned 27-story, Class A office property of 577,000 net rentable square feet commenced in November 2000, and is expected to be completed in the third quarter of 2002. The Company has leasing commitments for approximately 74% of the space. Of the total estimated development costs of the project, approximately $82.0 million is expected to be financed with long-term construction financing. The Company expects to enter into a joint venture arrangement in which the joint venture partner will hold a 75% equity interest in 5 Houston Center, and the Company will hold the remaining 25% equity interest, while continuing to manage and lease the property. The Company estimates that its total cash outlay for this project will be approximately $8.8 million, of which $7.5 million has already been funded.

(4) See "Residential Development Segment" above for a description of the Company's investment in the Northstar-at-Tahoe resort.

         The Company expects to fund its short-term capital expenditures of approximately $98.6 million and its obligations for debt that matures during 2001 of approximately $110.8 million, primarily through a combination of long-term construction financing, proceeds received from joint ventures, redeployment of capital returned from the Residential Development Segment and additional or replacement debt financing.

         The Company expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt, additional interest expense related to the cash flow hedge agreements, recurring capital expenditures, non-recurring capital expenditures, such as tenant improvement and leasing costs, and distributions to shareholders and unitholders), primarily through cash flow provided by operating activities. To the extent that the Company's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Company expects to finance such requirements with available cash, property sales, proceeds received from joint ventures or additional debt financing.

         The Company expects to fund its long-term capital expenditures of approximately $57.7 million primarily through long-term construction financing and additional borrowings. The Company's other long-term liquidity requirements consist primarily of maturities after December 31, 2001, under the Company's fixed and variable-rate debt, which totaled approximately $2.3 billion as of March 31, 2001. The Company expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives.

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

o Additional debt secured by existing underleveraged properties, investment properties, or by investment property acquisitions or developments; and

o        Joint venture arrangements.


REIT QUALIFICATION

         The Company intends to maintain its qualification as a REIT under
Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of its REIT taxable income to its shareholders.

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Company's primary debt financing arrangements existing as of March 31, 2001 are shown below (dollars in thousands).

                                                 INTEREST                         BALANCE
                                                  RATE AT                      OUTSTANDING AT
                                    MAXIMUM      MARCH 31,    EXPIRATION         MARCH 31,
        DESCRIPTION(1)             BORROWINGS      2001          DATE              2001
-------------------------------    ----------    ---------  --------------     --------------
SECURED FIXED RATE DEBT:
   AEGON Note                      $  273,254      7.53%      July 2009         $  273,254
   LaSalle Note I                     239,000      7.83      August 2027           239,000
   JP Morgan Mortgage Note            200,000      8.31      October 2016          200,000
   LaSalle Note II                    161,000      7.79       March 2028           161,000
   CIGNA Note                          63,500      7.47     December 2002           63,500
   Metropolitan Life Note V            39,092      8.49     December 2005           39,092
   Northwestern Life Note              26,000      7.66      January 2003           26,000
   Metropolitan Life Note I             9,204      8.88     September 2001           9,204
   Nomura Funding VI Note               8,296     10.07       July 2020              8,296
   Woodman of the World                 6,240      8.20       April 2009             6,240
   Rigney Promissory Note                 679      8.50     November 2012              679
                                   ----------     -----                         ----------
     Subtotal/Weighted Average     $1,026,265      7.82%                        $1,026,265
                                   ----------     -----                         ----------

SECURED VARIABLE RATE DEBT:
   UBS Term Loan II                $  326,677      7.98%    February 2004       $  326,677
   Fleet Term Note II                 200,000      9.63      August 2003           200,000
   UBS Line of Credit(2)              252,102      7.68     February 2003          155,000
   UBS Term Loan I                    146,775      7.68     February 2003          146,775
   iStar Financial Note                97,123      7.03     September 2001          97,123
                                   ----------     -----                         ----------
     Subtotal/Weighted Average     $1,022,677      8.14%                        $  925,575
                                   ----------     -----                         ----------

UNSECURED FIXED RATE DEBT:
   Notes due 2007                  $  250,000      7.50%    September 2007      $  250,000
   Notes due 2002                     150,000      7.00     September 2002         150,000
                                   ----------     -----                         ----------
     Subtotal/Weighted Average     $  400,000      7.31%                        $  400,000
                                   ----------     -----                         ----------

     TOTAL/WEIGHTED AVERAGE        $2,448,942      7.86%(3)                     $2,351,840
                                   ==========     =====                         ==========

----------

(1) For more information regarding the terms of the Company's debt financing arrangements, including the amounts payable at maturity for non-amoritizing loans, Properties securing the Company's secured debt and the method of calculation of the interest rate for the Company's variable-rate debt, see "Note 7. Notes Payable and Borrowings under the UBS Facility" included in "Item 1. Financial Statements."

(2) Maximum borrowings is calculated based on borrowing capacity at March 31, 2001, and cannot exceed $300.0 million.

(3) The overall weighted average interest rate does not include the effect of the Company's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 8.17%.

         Below are the aggregate principal amounts due as of March 31, 2001 under the UBS Facility and other indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.

                          SECURED       UNSECURED         TOTAL
                         ----------     ----------     ----------
  (in thousands)
2001                     $  110,797     $       --     $  110,797
2002                         73,913        150,000        223,913
2003                        542,834             --        542,834
2004                        343,534             --        343,534
2005                         53,863             --         53,863
Thereafter                  826,899        250,000      1,076,899
                         ----------     ----------     ----------
                         $1,951,840     $  400,000     $2,351,840
                         ==========     ==========     ==========

         As of March 31, 2001, the Company had approximately $110.8 million of principal on secured debt payable during 2001, consisting primarily of the iStar Financial Note and the Metropolitan Life Note I due September 2001, which are expected to be funded through replacement debt financing.

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

         Debt service coverage ratios for a particular period are generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The calculation of the debt service coverage ratio for the UBS Facility is calculated using the method described above, including certain pro forma adjustments and debt from unconsolidated entities. As of March 31, 2001, the Company was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt.

UBS FACILITY

         The UBS Facility is a secured, variable-rate facility that is currently funded by a syndicate of 23 banks and institutions led by UBS and Fleet. The borrowing capacity under the UBS facility is currently limited to $725.6 million. The UBS Facility consists of three tranches: the UBS Line of Credit, a three-year $300.0 million revolving line of credit (currently limited to $252.1 million of borrowing capacity); the UBS Term Loan I, a $146.8 million three-year term loan; and the UBS Term Loan II, a $326.7 million four-year term loan. Borrowings under the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II at March 31, 2001, were approximately $155.0 million, $146.8 million and $326.7 million, respectively. The UBS Line of Credit and the UBS Term Loan I bear interest at LIBOR plus 250 basis points. The UBS Term Loan II bears interest at LIBOR plus 275 basis points. As of March 31, 2001, the interest rate on the UBS Line of Credit and UBS Term Loan I was 7.68%, and the interest rate on the UBS Term Loan II was 7.98%. The weighted average interest rate on the UBS Line of Credit for the quarter ended March 31, 2001 was 8.26%. As of March 31, 2001, the UBS Facility was secured by 25 Office Properties and four Resort/Hotel Properties. The UBS Facility requires the Company to maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on allocated property values and debt service coverage ratios, and, with respect solely to Funding VIII, limitations on additional secured and total indebtedness, distributions, additional investments and the incurrence of additional liens. The Company was in compliance with all covenants related to the UBS Facility for the March 31, 2001 reporting period.

DEBT REFINANCINGS

         The Company has received debt refinancing commitments of $970.0 million. Funding is subject to the execution of definitive agreements. The refinancing arrangements are expected to include a $400.0 million unsecured credit facility that will replace the $300.0 million UBS Line of Credit and $570.0 million of secured term loans with lead banks Fleet Securities, Inc., J.P. Morgan, Banc of America Securities LLC and Deutsche Banc Alex Brown, Inc.

CASH FLOW HEDGING TRANSACTIONS

         The Company does not use derivative financial instruments for trading purposes, but utilizes them to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of March 31, 2001, the Company has entered into three cash flow hedge agreements which are accounted for under SFAS No. 133, as amended by SFAS No. 138, which was adopted in the third quarter of 1999.

         The Company has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based interest payments, made by the Company during each month, that repriced closest to two London Banking Days prior to the designated reset dates of each hedge agreement. The Company uses the cumulative approach, as described in DIG Issue E8, to assess effectiveness of the cash flow hedges. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133. The measurement of hedge ineffectiveness will be based on the cumulative dollar offset method. Under this method, the Company will compare the changes in the floating rate leg of each cash flow hedge to the floating rate cash flows of the hedged items. The cash flow hedges are expected to be highly effective. Changes in the fair value of these highly effective hedging instruments are to be recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings when the hedged items impact earnings. If any of the cash flow hedges fall outside 80%-125% effectiveness, all changes in the fair value of those cash flow hedges will be recognized in earnings during the current period.

         On September 1, 1999, the Company entered into a four-year cash flow hedge agreement with Salomon for a notional amount of $200.0 million. The cash flow hedge can be matched against $200.0 million of the designated pool of variable-rate LIBOR indexed debt principal and will effectively fix the Company's interest rate on that debt at 6.183% plus the spread. During the three months ended March 31, 2001, the cash flow hedge agreement with Salomon resulted in approximately $0.04 million of additional interest expense. As of March 31, 2001, the fair value of the cash flow hedge was approximately ($6.6) million.

         Effective February 4, 2000, the Company entered into a three-year cash flow hedge agreement with Fleet, for a notional amount of $200.0 million. The cash flow hedge can be matched against $200.0 million of the designated pool of variable-rate LIBOR indexed debt principal and will effectively fix the Company's interest rate on that debt at 7.11% plus the spread. During the three months ended March 31, 2001, the cash flow hedge agreement with Fleet resulted in approximately $0.6 million of additional interest expense. As of March 31, 2001, the fair value of the cash flow hedge was approximately ($9.1) million.

         Effective April 18, 2000, the Company entered into a four-year cash flow hedge agreement with Fleet, for a notional amount of $100.0 million. The cash flow hedge can be matched against $100.0 million of the designated pool of variable-rate LIBOR indexed debt principal and will effectively fix the Company's interest rate on that debt at 6.76% plus the spread. Fleet has an option to terminate the agreement at the end of the third year of the agreement. Since Fleet has the option to terminate the cash flow hedge early, any changes in the time value of the cash flow hedge will be recorded through earnings. During the three months ended March 31, 2001, the cash flow hedge agreement with Fleet resulted in approximately $0.2 million of additional interest expense. As of March 31, 2001, the fair value of the cash flow hedge was approximately ($5.5) million.

         Over the next twelve months, an estimated $9.3 million to $11.8 million will be reclassified from accumulated other comprehensive income to earnings related to the effective portions of the cash flow hedge agreements.

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

         The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the three months ended March 31, 2001 and 2000 were $66.7 and $74.5 million, respectively.

         An increase or decrease in FFO does not necessarily result in an increase or decrease in aggregate distributions because the Company's Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary for the Company to maintain REIT status. However, the Company must distribute 90% of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders and unitholders although not necessarily on a proportionate basis.

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

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND SHARES/UNITS IN THOUSANDS)

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                        --------------------------
                                                           2001            2000
                                                        ----------      ----------
Net income                                              $   31,248      $   51,122
Adjustments to reconcile net income to
    funds from operations:
Depreciation and amortization of real estate assets         29,495          29,792
Gain on property sales, net                                   (330)        (22,627)
Impairment and other adjustments related to the
    behavioral healthcare assets                             1,150              --
Extraordinary item - extinguishment of debt                     --           3,928
Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies:
      Office Properties                                      2,040             (72)
      Residential Development Properties                     2,358           4,579
      Temperature-Controlled Logistics Properties            5,606           5,451
Unitholder minority interest                                 4,069           6,382
6 3/4% Series A Preferred Share distributions               (3,375)         (3,375)
                                                        ----------      ----------
Funds from operations(1)                                $   72,261      $   75,180
                                                        ==========      ==========

Investment Segments:
    Office Segment                                      $   90,153      $   86,211
    Resort/Hotel Segment                                    15,752          17,291
    Residential Development Segment                         13,066          15,043
    Temperature-Controlled Logistics Segment                 8,325           9,487
    Corporate and other adjustments:
      Interest expense                                     (47,448)        (52,250)
      6 3/4% Series A Preferred Share distributions         (3,375)         (3,375)
      Other(2)(3)                                            1,052           8,018
      Corporate general & administrative                    (5,264)         (5,245)
                                                        ----------      ----------
Funds from operations(1)                                $   72,261      $   75,180
                                                        ==========      ==========

Basic weighted average shares                              107,377         121,607
                                                        ==========      ==========
Diluted weighted average shares/units(4)                   122,973         135,994
                                                        ==========      ==========

----------
(1) To calculate basic funds from operations, deduct Unitholder minority interest.

(2) Includes interest and other income, preferred return paid to GMACCM, other unconsolidated companies, less depreciation and amortization of non-real estate assets and amortization of deferred financing costs.

(3) For purposes of this schedule, the Behavioral Healthcare Properties' financial information has been included in this line item.

(4) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Company's basic weighted average shares to the diluted weighted average shares/units presented above:

                                                                      FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                   --------------------------
(SHARES/UNITS IN THOUSANDS)                                           2001            2000
                                                                   ----------      ----------
Basic weighted average shares:                                        107,377         121,607
Add: Weighted average units                                            13,980          13,930
     Share and unit options                                             1,616             457
                                                                   ----------      ----------
Diluted weighted average shares/units                                 122,973         135,994
                                                                   ==========      ==========

RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)

                                                                     FOR THE THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                   --------------------------
                                                                      2001            2000
                                                                   ----------      ----------
Funds from operations                                              $   72,261      $   75,180
Adjustments:
   Depreciation and amortization of non-real estate assets                755             861
   Amortization of deferred financing costs                             2,425           2,347
   Other adjustments related to the behavioral
     healthcare assets                                                  1,000              --
   Minority interest in joint ventures profit and depreciation
     and amortization                                                   5,979             899
   Adjustment for investments in real estate mortgages
     and equity of unconsolidated companies                           (10,004)         (9,958)
   Change in deferred rent receivable                                    (780)         (2,593)
   Change in current assets and liabilities                           (48,634)        (39,796)
   Equity in earnings in excess of distributions received from
     unconsolidated companies                                          (9,327)         (8,455)
   6 3/4% Series A Preferred Share distributions                        3,375           3,375
   Non cash compensation                                                   32              20
                                                                   ----------      ----------
Net cash provided by operating activities                          $   17,082      $   21,880
                                                                   ==========      ==========

                                OFFICE PROPERTIES

         As of March 31, 2001, the Company owned 78 Office Properties located in 27 metropolitan submarkets in seven states with an aggregate of approximately
28.7 million net rentable square feet. The Company's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of March 31, 2001, the Company's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 77% of its office portfolio based on total net rentable square feet (40% for Dallas/Fort Worth and 37% for Houston).

OFFICE PROPERTIES TABLES

         The following table shows, as of March 31, 2001, certain information about the Company's Office Properties. In the table below "CBD," means central business district.

                                                                                                                    WEIGHTED
                                                                                                                    AVERAGE
                                                                                         NET                      FULL-SERVICE
                                                                                       RENTABLE                   RENTAL RATE
                                          NO. OF                            YEAR         AREA       PERCENT        PER LEASED
         STATE, CITY, PROPERTY          PROPERTIES        SUBMARKET       COMPLETED    (SQ. FT.)     LEASED        SQ. FT.(1)
--------------------------------------  ----------  --------------------  ---------   ----------    --------      ------------
TEXAS
  DALLAS
    Bank One Center(2)                       1      CBD                        1987    1,530,957         85%      $      23.12
    The Crescent Office Towers               1      Uptown/Turtle Creek        1985    1,204,670        100              32.49
    Fountain Place                           1      CBD                        1986    1,200,266         96              19.72
    Trammell Crow Center(4)                  1      CBD                        1984    1,128,331         82(3)           25.11
    Stemmons Place                           1      Stemmons Freeway           1983      634,381         86(3)           16.88
    Spectrum Center(5)                       1      Far North Dallas           1983      598,250         96              23.93
    Waterside Commons                        1      Las Colinas                1986      458,739        100              21.56
    125 E. John Carpenter Freeway            1      Las Colinas                1982      445,993         84(3)           30.53
    Reverchon Plaza                          1      Uptown/Turtle Creek        1985      374,165         78              21.28
    The Aberdeen                             1      Far North Dallas           1986      320,629        100              18.86
    MacArthur Center I & II                  1      Las Colinas           1982/1986      294,069         95              24.06
    Stanford Corporate Centre                1      Far North Dallas           1985      265,507         85              23.40
    12404 Park Central                       1      LBJ Freeway                1987      239,103        100              22.47
    Palisades Central II                     1      Richardson/Plano           1985      237,731         99              23.32
    3333 Lee Parkway                         1      Uptown/Turtle Creek        1983      233,769         90              22.79
    Liberty Plaza I & II                     1      Far North Dallas      1981/1986      218,813        100              16.29
    The Addison                              1      Far North Dallas           1981      215,016        100              19.19
    Palisades Central I                      1      Richardson/Plano           1980      180,503         99              20.99
    Greenway II                              1      Richardson/Plano           1985      154,329        100              23.57
    Greenway I & IA                          2      Richardson/Plano           1983      146,704        100              23.96
    Addison Tower                            1      Far North Dallas           1987      145,886         97              19.98
    5050 Quorum                              1      Far North Dallas           1981      133,594         93              19.20
    Cedar Springs Plaza                      1      Uptown/Turtle Creek        1982      110,923         97              18.95
                                        ------                                        ----------    -------       ------------
      Subtotal/Weighted Average             24                                        10,472,328         92%      $      23.39
                                        ------                                        ----------    -------       ------------
  FORT WORTH
    Carter Burgess Plaza                     1      CBD                        1982      954,895         91%(3)   $      15.71
                                        ------                                        ----------    -------       ------------
HOUSTON
    Greenway Plaza Office Portfolio         10      Richmond-Buffalo      1969-1982    4,285,906         93%      $      20.07
                                                    Speedway
    Houston Center                           3      CBD                   1974-1983    2,764,418         96              19.97
    Post Oak Central                         3      West Loop/Galleria    1974-1981    1,277,516         90              19.67
    The Woodlands Office Properties(6)      11      The Woodlands         1980-1996      771,176         98              16.82
    Four Westlake Park                       1      Katy Freeway               1992      561,065        100              20.85
    Three Westlake Park                      1      Katy Freeway               1983      414,206         82(3)           20.97
    1800 West Loop South                     1      West Loop/Galleria         1982      399,777         70              19.18
                                        ------                                        ----------    -------       ------------
     Subtotal/Weighted Average              30                                        10,474,064         93%      $      19.79
                                        ------                                        ----------    -------       ------------

                                                                                                                    WEIGHTED
                                                                                                                    AVERAGE
                                                                                          NET                     FULL-SERVICE
                                                                                       RENTABLE                   RENTAL RATE
                                          NO. OF                            YEAR         AREA       PERCENT        PER LEASED
         STATE, CITY, PROPERTY          PROPERTIES        SUBMARKET       COMPLETED    (SQ. FT.)     LEASED        SQ. FT.(1)
--------------------------------------  ----------  --------------------  ---------   ----------    --------      ------------
AUSTIN
    Frost Bank Plaza                         1      CBD                        1984      433,024         99%      $      24.33
    301 Congress Avenue(7)                   1      CBD                        1986      418,338         80              26.01
    Bank One Tower                           1      CBD                        1974      389,503         99              24.30
    Austin Centre                            1      CBD                        1986      343,664         91              27.24
    The Avallon                              2      Northwest             1993/1997      232,301        100              23.37
    Barton Oaks Plaza One                    1      Southwest                  1986       99,895        100              25.73
                                        ------                                        ----------    -------       ------------
     Subtotal/Weighted Average               7                                         1,916,725         94%      $      25.06
                                        ------                                        ----------    -------       ------------
COLORADO
  DENVER
    MCI Tower                                1      CBD                        1982      550,807         99%      $      19.21
    Ptarmigan Place                          1      Cherry Creek               1984      418,630        100              19.37
    Regency Plaza One                        1      Denver Technology
                                                    Center                     1985      309,862         97              24.84
    55 Madison                               1      Cherry Creek               1982      137,176         99              20.10
    The Citadel                              1      Cherry Creek               1987      130,652         96(3)           22.98
    44 Cook                                  1      Cherry Creek               1984      124,174         99              20.67
                                        ------                                        ----------    -------       ------------
     Subtotal/Weighted Average               6                                         1,671,301         99%      $      20.77
                                        ------                                        ----------    -------       ------------
COLORADO SPRINGS
    Briargate Office and
     Research Center                         1      Colorado Springs           1988      252,857        100%      $      18.91
                                        ------                                        ----------    -------       ------------
FLORIDA
  MIAMI
    Miami Center                             1      CBD                        1983      782,686         90%(3)   $      26.06
    Datran Center                            2      South Dade/Kendall    1986/1988      472,236         91(3)           23.12
                                        ------                                        ----------    -------       ------------
     Subtotal/Weighted Average               3                                         1,254,922         91%      $      24.94
                                        ------                                        ----------    -------       ------------
ARIZONA
  PHOENIX
    Two Renaissance Square                   1      Downtown/CBD               1990      476,373         82%(3)   $      25.44
    6225 North 24th Street                   1      Camelback Corridor         1981       86,451        100              22.92
                                        ------                                        ----------    -------       ------------
     Subtotal/Weighted Average               2                                           562,824         85%      $      24.98
                                        ------                                        ----------    -------       ------------
WASHINGTON, D.C
  WASHINGTON, D.C
    Washington Harbour                       2      Georgetown                 1986      536,206        100%      $      40.24
                                        ------                                        ----------    -------       ------------
NEW MEXICO
  ALBUQUERQUE
    Albuquerque Plaza                        1      CBD                        1990      366,236         90%      $      19.28
                                        ------                                        ----------    -------       ------------
CALIFORNIA
  SAN DIEGO
    Chancellor Park(8)                       1      University Town
                                                    Center                     1988      195,733         96%      $      26.73
                                        ------                                        ----------    -------       ------------
     TOTAL/WEIGHTED AVERAGE                 78                                        28,658,091         93%(3)   $      22.13(9)
                                        ======                                        ==========    =======       ============

----------
(1) Calculated based on base rent payable as of March 31, 2001, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.

(2) The Company has a 49.5% limited partner interest and a 0.5% general partner interest in the partnership that owns Bank One Center.

(3) Leases have been executed at certain Office Properties but had not commenced as of March 31, 2001. If such leases had commenced as of March 31, 2001, the percent leased for all Office Properties would have been 94%. The total percent leased for these Properties would have been as follows:
     Trammell Crow Center - 85%; Stemmons Place - 89%; 125 E. John Carpenter Freeway - 89%; Carter Burgess Plaza - 96%; Three Westlake Park - 87%; The Citadel - 99%; Miami Center - 95%; Datran Center - 95% and Two Renaissance Square - 99%.

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

(6) The Company has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the 11 Office Properties that comprise The Woodlands Office Properties.

(7) The Company has a 1% general partner interest and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

(8) The Company owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.

(9) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties as of March 31, 2001, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $22.28.

The following table provides information, as of March 31, 2001, for the Company's Office Properties by state, city and submarket.

                                                                                                      WEIGHTED
                                                                                                      AVERAGE             WEIGHTED
                                                                                                       QUOTED             AVERAGE
                                                                                                       MARKET             COMPANY
                                                                                                       RENTAL    COMPANY    FULL-
                                                        PERCENT   PERCENT      OFFICE      COMPANY      RATE     QUOTED   SERVICE
                                                           OF    LEASED AT    SUBMARKET   SHARE OF      PER      RENTAL    RENTAL
                                  NUMBER      TOTAL      TOTAL    COMPANY      PERCENT     OFFICE      SQUARE   RATE PER  RATE PER
                                    OF       COMPANY    COMPANY   OFFICE       LEASED/    SUBMARKET     FOOT     SQUARE   SQUARE
    STATE, CITY, SUBMARKET      PROPERTIES    NRA(1)     NRA(1)  PROPERTIES  OCCUPIED(2)  NRA(1)(2)    (2)(3)    FOOT(4)   FOOT(5)
------------------------------  ----------  ----------  -------  ----------  -----------  ---------   --------  --------  --------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                   3   3,859,554      13%      87%(6)          84%        21%   $  22.25  $  25.32  $  22.50
   Uptown/Turtle Creek                   4   1,923,527       7       94              89         33       28.20     31.18     28.76
   Far North Dallas                      7   1,897,695       7       96              83         17       24.84     24.62     20.86
   Las Colinas                           3   1,198,801       4       93(6)           87         10       24.69     25.91     25.19
   Richardson/Plano                      5     719,267       3      100              96         14       23.81     25.65     22.93
   Stemmons Freeway                      1     634,381       2       86(6)           90         26       24.90     19.10     16.88
   LBJ Freeway                           1     239,103       1      100              82          3       23.96     25.50     22.47
                                ----------  ----------  ------   ------      ----------    -------    --------  --------  --------
     Subtotal/Weighted Average          24  10,472,328      37%      92%             86%        16%   $  24.40  $  25.99  $  23.39
                                ----------  ----------  ------   ------      ----------    -------    --------  --------  --------
 FORT WORTH
   CBD                                   1     954,895       3%      91%(6)          96%        27%   $  22.34  $  22.50  $  15.71
                                ----------  ----------  ------   ------      ----------    -------    --------  --------  --------
 HOUSTON
   CBD                                   3   2,764,418      10%      96%             97%        11%   $  24.56  $  25.51  $  19.97
   Richmond-Buffalo Speedway             6   2,734,659      10       95              92         56       20.79     21.68     21.84
   West Loop/Galleria                    4   1,677,293       6       85(6)           85         13       22.47     21.53     19.57
   Katy Freeway                          2     975,271       3       92(6)           84         11       21.73     24.23     20.90
   The Woodlands                         7     487,320       1       99              96        100       17.18     17.18     16.96
                                ----------  ----------  ------   ------      ----------    -------    --------  --------  --------
     Subtotal/Weighted Average          22   8,638,961      30%      93%             91%        16%   $  22.23  $  22.91  $  20.42
                                ----------  ----------  ------   ------      ----------    -------    --------  --------  --------
AUSTIN
   CBD                                   4   1,584,529       6%      92%             99%        49%   $  33.45  $  35.48  $  25.29
   Northwest                             2     232,301       1      100              99         10       29.56     32.91     23.37
   Southwest                             1      99,895       0      100              97          4       30.21     32.92     25.73
                                ----------  ----------  ------   ------      ----------    -------    --------  --------  --------
     Subtotal/Weighted Average           7   1,916,725       7%      94%             99%        23%   $  32.81  $  35.04  $  25.06
                                ----------  ----------  ------   ------      ----------    -------    --------  --------  --------
COLORADO
 DENVER
   Cherry Creek                          4     810,632       3%      99%(6)          97%        45%   $  25.52  $  23.14  $  20.25
   CBD                                   1     550,807       2       99              94          5       29.12     28.00     19.21
   Denver Technology Center              1     309,862       1       97              90          6       24.33     28.00     24.84
                                ----------  ----------  ------   ------      ----------    -------    --------  --------  --------
     Subtotal/Weighted Average           6   1,671,301       6%      99%             93%         9%   $  26.49  $  25.64  $  20.77
                                ----------  ----------  ------   ------      ----------    -------    --------  --------  --------
COLORADO SPRINGS
   Colorado Springs                      1     252,857       1%     100%             96%         5%   $  20.77  $  19.97  $  18.91
                                ----------  ----------  ------   ------      ----------    -------    --------  --------  --------
FLORIDA
 MIAMI
   CBD                                   1     782,686       3%      90%(6)          95%        23%   $  30.27  $  29.20  $  26.06
   South Dade/Kendall                    2     472,236       1       91(6)           95        100       23.96     23.96     23.12
                                ----------  ----------  ------   ------      ----------    -------    --------  --------  --------
     Subtotal/Weighted Average           3   1,254,922       4%      91%             95%        33%   $  27.90  $  27.23  $  24.94
                                ----------  ----------  ------   ------      ----------    -------    --------  --------  --------
ARIZONA
 PHOENIX
   Downtown/CBD                          1     476,373       2%      82%(6)          90%        21%   $  24.86  $  23.00  $  25.44
   Camelback Corridor                    1      86,451       0      100              94          2       27.21     24.00     22.92
                                ----------  ----------  ------   ------      ----------    -------    --------  --------  --------
     Subtotal/Weighted Average           2     562,824       2%      85%             93%         9%   $  25.22  $  23.15  $  24.98
                                ----------  ----------  ------   ------      ----------    -------    --------  --------  --------
WASHINGTON D.C
 WASHINGTON D.C
   Georgetown                            2     536,206       2%     100%            100%       100%   $  41.00  $  41.00  $  40.24
                                ----------  ----------  ------   ------      ----------    -------    --------  --------  --------
NEW MEXICO
 ALBUQUERQUE
   CBD                                   1     366,236       1%      90%             88%        64%   $  18.50  $  18.00  $  19.28
                                ----------  ----------  ------   ------      ----------    -------    --------  --------  --------
CALIFORNIA
 SAN DIEGO
   University Town Center                1     195,733       1%      96%             96%         6%   $  34.80  $  33.00  $  26.73
                                ----------  ----------  ------   ------      ----------    -------    --------  --------  --------

                                                                                                      WEIGHTED
                                                                                                      AVERAGE             WEIGHTED
                                                                                                       QUOTED             AVERAGE
                                                                                                       MARKET             COMPANY
                                                                                                       RENTAL    COMPANY    FULL-
                                                        PERCENT   PERCENT      OFFICE      COMPANY      RATE     QUOTED   SERVICE
                                                           OF    LEASED AT    SUBMARKET   SHARE OF      PER      RENTAL    RENTAL
                                  NUMBER      TOTAL      TOTAL    COMPANY      PERCENT     OFFICE      SQUARE   RATE PER  RATE PER
                                    OF       COMPANY    COMPANY   OFFICE       LEASED/    SUBMARKET     FOOT     SQUARE   SQUARE
    STATE, CITY, SUBMARKET      PROPERTIES    NRA(1)     NRA(1)  PROPERTIES  OCCUPIED(2)  NRA(1)(2)    (2)(3)    FOOT(4)   FOOT(5)
------------------------------  ----------  ----------  -------  ----------  -----------  ---------   --------  --------  --------
     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                          70  26,822,988      94%      93%             90%        16%   $  24.83  $  25.68   $22.50
                                ==========  ==========  ======   ======      ==========    =======    ========  ========   ======

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway             4   1,551,247       5%      91%             95%        46%   $  19.50  $  19.75   $16.79
   The Woodlands                         4     283,856       1       95              99        100       16.13     16.13    16.58
                                ----------  ----------  ------   ------      ----------    -------    --------  --------   ------
     Subtotal/Weighted Average           8   1,835,103       6%      92%             95%        50%   $  18.98  $  19.19   $16.76
                                ----------  ----------  ------   ------      ----------    -------    --------  --------   ------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                           8   1,835,103       6%      92%             95%        50%   $  18.98  $  19.19   $16.76
                                ==========  ==========  ======   ======      ==========    =======    ========  ========   ======
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE           78  28,658,091     100%      93%(6)          90%        17%   $  24.46  $  25.27   $22.13(7)
                                ==========  ==========  ======   ======      ==========    =======    ========  ========   ======

----------
(1)      NRA means net rentable area in square feet.

(2)      Market information is for Class A office space under the caption
         "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are CoStar Group (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway, Fort Worth CBD, Houston Richmond-Buffalo Speedway, Houston CBD, West Loop/Galleria, and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), Capitol Market Research (for the Austin CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and Denver Technology Center submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD), Transwestern Commercial Services (for the Washington D.C. Georgetown submarket), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and John Burnham Real Estate Services (for the San Diego University Town Center submarket). This table includes market information as of December 31, 2000.

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

(6) Leases have been executed at certain Office Properties in these submarkets but had not commenced as of March 31, 2001. If such leases had commenced as of March 31, 2001, the percent leased for all Office Properties in the Company's submarkets would have been 94%. The total percent leased for these Class A Company submarkets would have been as follows: Dallas CBD - 89%; Dallas Las Colinas - 95%; Dallas Stemmons Freeway - 89%; Fort Worth CBD - 96%; Houston West Loop/Galleria - 88%; Houston Katy Freeway - 95%; Denver Cherry Creek - 100%; Miami CBD - 95%; Miami South Dade/Kendall - 95% and Phoenix Downtown/CBD - 99%.

(7) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $22.28.

         The following table shows, as of March 31, 2001, the principal businesses conducted by the tenants at the Company's Office Properties, based on information supplied to the Company from the tenants.

                                                                Percent of
             Industry Sector                                  Leased Sq. Ft.
        ------------------------                              --------------
        Professional Services(1)                                     27%
        Energy(2)                                                    21
        Financial Services(3)                                        19
        Telecommunications                                            8
        Technology                                                    7
        Manufacturing                                                 3
        Food Service                                                  3
        Government                                                    3
        Retail                                                        2
        Medical                                                       2
        Other(4)                                                      5
                                                                  -----
        TOTAL LEASED                                               100%
                                                                  =====

----------
(1) Includes legal, accounting, engineering, architectural and advertising services.

(2)      Includes oil and gas and utility companies.

(3)      Includes banking, title and insurance and investment services.

(4) Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of March 31, 2001 for the Company's total Office Properties and for Dallas and Houston, Texas, individually, for each of the 10 years beginning with 2001, assuming that none of the tenants exercises or has exercised renewal options.

TOTAL OFFICE PROPERTIES

                                                                                            PERCENTAGE
                                            NET RENTABLE    PERCENTAGE OF                     TOTAL OF     ANNUAL FULL-
                                               AREA          LEASED NET         ANNUAL      ANNUAL FULL-   SERVICE RENT
                         NUMBER OF          REPRESENTED     RENTABLE AREA    FULL-SERVICE   SERVICE RENT   PER SQUARE
                        TENANTS WITH        BY EXPIRING      REPRESENTED      RENT UNDER    REPRESENTED    FOOT OF NET
   YEAR OF LEASE          EXPIRING            LEASES         BY EXPIRING       EXPIRING     BY EXPIRING   RENTABLE AREA
     EXPIRATION            LEASES          (SQUARE FEET)       LEASES          LEASES(1)       LEASES      EXPIRING(1)
--------------------    ------------      ---------------   -------------    ------------   ------------  -------------
2001                             394        3,034,157(2)         11.5%       $ 60,326,785         9.8%       $ 19.88
2002                             345        3,607,305            13.7          81,594,793        13.3          22.62
2003                             341        3,127,112            11.9          66,946,626        10.9          21.41
2004                             257        4,099,952            15.6          94,344,248        15.4          23.01
2005                             251        3,634,744            13.8          86,967,125        14.2          23.93
2006                              93        1,691,698             6.4          42,575,764         6.9          25.17
2007                              58        1,856,901             7.1          44,117,808         7.2          23.76
2008                              22          966,150             3.7          25,626,829         4.2          26.52
2009                              19          666,998             2.5          18,551,077         3.0          27.81
2010                              32        1,540,347             5.8          41,791,107         6.8          27.13
2011 and thereafter               23        2,111,467             8.0          50,772,017         8.3          24.05
                          ----------       ----------         -------        ------------     -------        -------
                               1,835       26,336,831(3)        100.0%       $613,614,179       100.0%       $ 23.30
                          ==========       ==========         =======        ============     =======        =======

----------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of March 31, 2001, leases have been signed for approximately 1,548,724 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after March 31, 2001 and on or before December 31, 2001.

(3) Reconciliation to the Company's total Office Property net rentable area is as follows:

                                                   SQUARE      PERCENTAGE
                                                    FEET        OF TOTAL
                                                 ----------    ----------
Square footage leased to tenants                 26,336,831          91.9%
Square footage reflecting
    management offices, building use,
    and remeasurement adjustments                   243,806           0.9
Square footage vacant                             2,077,454           7.2
                                                 ----------    ----------
Total net rentable square footage                28,658,091         100.0%
                                                 ==========    ==========

DALLAS OFFICE PROPERTIES

                                                                                           PERCENTAGE
                                          NET RENTABLE    PERCENTAGE OF                     TOTAL OF      ANNUAL FULL-
                                              AREA         LEASED NET          ANNUAL      ANNUAL FULL-  SERVICE RENT
                          NUMBER OF       REPRESENTED     RENTABLE AREA     FULL-SERVICE   SERVICE RENT   PER SQUARE
                        TENANTS WITH      BY EXPIRING      REPRESENTED       RENT UNDER    REPRESENTED    FOOT OF NET
   YEAR OF LEASE          EXPIRING          LEASES         BY EXPIRING        EXPIRING     BY EXPIRING   RENTABLE AREA
     EXPIRATION            LEASES        (SQUARE FEET)       LEASES           LEASES(1)      LEASES       EXPIRING(1)
--------------------    ------------     -------------    -------------     ------------   -----------   --------------
2001                              96          725,038(2)        7.6%        $ 15,297,357         6.5%       $ 21.10
2002                              91        1,074,660          11.2           27,566,004        11.8          25.65
2003                              97        1,205,628          12.6           26,760,108        11.4          22.20
2004                              84        1,143,036          11.9           30,190,575        12.9          26.41
2005                              91        1,803,225          18.9           41,530,990        17.8          23.03
2006                              28          466,604           4.9           12,875,355         5.5          27.59
2007                              19          978,411          10.2           23,933,032        10.2          24.46
2008                               9          577,129           6.0           15,025,758         6.4          26.04
2009                               6          376,473           3.9            9,768,152         4.2          25.95
2010                              14          807,790           8.4           23,231,273         9.9          28.76
2011 and thereafter                3          407,544           4.4            7,726,827         3.4          18.96
                          ----------       ----------       -------         ------------     -------        -------
                                 538        9,565,538         100.0%        $233,905,431       100.0%       $ 24.45
                          ==========       ==========       =======         ============     =======        =======

----------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of March 31, 2001, leases have been signed for approximately 442,452 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after March 31, 2001 and on or before December 31, 2001.

HOUSTON OFFICE PROPERTIES

                                                                                           PERCENTAGE
                                          NET RENTABLE     PERCENTAGE OF                    TOTAL OF      ANNUAL FULL-
                                              AREA          LEASED NET        ANNUAL       ANNUAL FULL-   SERVICE RENT
                         NUMBER OF        REPRESENTED      RENTABLE AREA   FULL-SERVICE    SERVICE RENT    PER SQUARE
                        TENANTS WITH      BY EXPIRING      REPRESENTED      RENT UNDER     REPRESENTED    FOOT OF NET
   YEAR OF LEASE          EXPIRING           LEASES         BY EXPIRING      EXPIRING      BY EXPIRING   RENTABLE AREA
     EXPIRATION            LEASES         (SQUARE FEET)       LEASES        LEASES(1)        LEASES       EXPIRING(1)
-------------------     ------------     ---------------   -------------   ------------    -----------  ---------------
2001                             158        1,589,475(2)       16.4%       $ 28,444,466        13.9%        $ 17.90
2002                             142        1,381,577          14.3          27,279,349        13.3           19.75
2003                             126        1,001,940          10.3          19,266,566         9.4           19.23
2004                              93        1,927,754          19.9          38,952,861        19.1           20.21
2005                              75          658,425           6.8          14,462,964         7.1           21.97
2006                              24          729,458           7.5          16,341,918         8.0           22.40
2007                              16          647,049           6.7          14,174,587         6.9           21.91
2008                               5          218,106           2.3           4,274,963         2.1           19.60
2009                               2           55,809           0.6           1,432,519         0.7           25.67
2010                               7          554,713           5.7          13,206,302         6.5           23.81
2011 and thereafter                5          927,801           9.5          26,612,334        13.0           28.68
                          ----------       ----------       -------        ------------     -------         -------
                                 653        9,692,107         100.0%       $204,448,829       100.0%        $ 21.09
                          ==========       ==========       =======        ============     =======         =======

----------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of March 31, 2001, leases have been signed for approximately 767,765 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after March 31, 2001 and on or before December 31, 2001.

                             RESORT/HOTEL PROPERTIES

RESORT/HOTEL PROPERTIES TABLE

         The following table shows certain information for the three months ended March 31, 2001 and 2000, about the Company's Resort/Hotel Properties. The information for the Resort/Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which measure their performance based on available guest nights.

                                                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                 ------------------------------------------------
                                                                                                                     REVENUE
                                                                                    AVERAGE          AVERAGE            PER
                                                                                   OCCUPANCY          DAILY          AVAILABLE
                                                        YEAR                          RATE            RATE           ROOM/GUEST
                                                     COMPLETED/      ROOMS/      --------------  ---------------  ---------------
RESORT/HOTEL PROPERTY(1)             LOCATION        RENOVATED    GUEST NIGHTS    2001    2000    2001     2000    2001     2000
------------------------             --------     --------------  ------------   ------  ------  ------   ------  ------   ------
UPSCALE BUSINESS-CLASS HOTELS:
  Denver Marriott City Center    Denver, CO         1982/1994           613         76%     79%  $  126   $  114  $   96   $   90
  Hyatt Regency Albuquerque      Albuquerque, NM       1990             395         71      62       98      104      70       64
  Omni Austin Hotel              Austin, TX            1986             372         73      80      141      135     103      109
  Renaissance Houston Hotel      Houston, TX           1975             389         66      75      117       98      78       73
                                                                     ------      -----   -----   ------   ------  ------   ------
       TOTAL/WEIGHTED AVERAGE                                         1,769         72%     74%  $  121   $  114  $   88   $   84
                                                                     ======      =====   =====   ======   ======  ======   ======

DESTINATION RESORT PROPERTIES:
  Hyatt Regency Beaver Creek(2)  Avon, CO              1989             276         85%     85%  $  431   $  417  $  365   $  353
  Sonoma Mission Inn & Spa       Sonoma, CA       1927/1987/1997        228         57      67      235      256     135      171
  Ventana Inn & Spa              Big Sur, CA      1975/1982/1988         62         67      68      364      379     244      257
  Canyon Ranch-Tucson            Tucson, AZ            1980             250(3)
  Canyon Ranch-Lenox             Lenox, MA             1989             212(3)
                                                                     ------      -----   -----   ------   ------  ------   ------
       TOTAL/WEIGHTED AVERAGE                                         1,028         80%     84%  $  506   $  475  $  396   $  391
                                                                     ======      =====   =====   ======   ======  ======   ======

----------
(1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Resort/Hotel Properties and has leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to COPI pursuant to long term leases. As of March 31, 2001, the Omni Austin Hotel is leased pursuant to a separate long term lease, to HCD Austin Corporation.

(2) The hotel is undergoing a $6.9 million renovation of all guest rooms. The project is scheduled to be completed by the fourth quarter of 2001.

(3) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

                       RESIDENTIAL DEVELOPMENT PROPERTIES

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

       The following table shows certain information as of March 31, 2001, relating to the upscale Residential Development Properties.

                                                                                           TOTAL      TOTAL
                                                                                           LOTS/      LOTS/
                     RESIDENTIAL                                   RESIDENTIAL   TOTAL     UNITS      UNITS
RESIDENTIAL          DEVELOPMENT                                   DEVELOPMENT   LOTS/   DEVELOPED    CLOSED
DEVELOPMENT          PROPERTIES       TYPE OF                     CORPORATION'S  UNITS     SINCE      SINCE
CORPORATION(1)          (RDP)          RDP(2)       LOCATION       OWNERSHIP %  PLANNED  INCEPTION  INCEPTION
--------------     ---------------  ---------- -----------------  ------------- -------  ---------- ----------
Desert Mountain    Desert Mountain      SF     Scottsdale,  AZ        93.0%      2,665      2,331      2,147
 Development                                                                    ------     ------    -------
 Corp.

The Woodlands      The Woodlands        SF     The Woodlands, TX      42.5%     36,385     24,211     23,135
 Land Company,                                                                  ------     ------    -------
 Inc.

Crescent           Bear Paw Lodge       CO     Avon, CO               60.0%         53(6)      41         37
 Development       Eagle Ranch          SF     Eagle, CO              60.0%      1,260(6)     274        235
 Management        Main Street
 Corp.               Junction           CO     Breckenridge, CO       60.0%         36(6)      36         22
                   Main Street
                     Station            CO     Breckenridge, CO       60.0%         82(6)      --         --
                   Riverbend            SF     Charlotte, NC          60.0%        650(6)     117        109
                   Three Peaks
                     (Eagle's Nest)     SF     Silverthorne, CO       30.0%        391(6)     163        161
                   Park Place at
                     Riverfront         CO     Denver, CO             64.0%         71(6)      --         --
                   Park Tower at
                     Riverfront         CO     Denver, CO             64.0%         58(6)      --         --
                   Bridge Lofts
                     at Riverfront      CO     Denver, CO             64.0%         53(6)      --         --
                   Cresta             TH/SFH   Edwards, CO            60.0%         25(6)       8          8
                   Snow Cloud           CO     Avon, CO               60.0%         53(6)      --         --
                   Northstar-
                    at-Tahoe        TH/SFH/CO  Tahoe, NV                              (7)        (7)        (7)
                                                                               -------      -----    -------
     TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.                                 2,732        639        572
                                                                               -------      -----    -------
Mira Vista         Mira Vista           SF     Fort Worth, TX        100.0%        740        740        669
 Development       The Highlands        SF     Breckenridge, CO       12.3%        750        457        424
 Corp.                                                                         -------     ------    -------
     TOTAL MIRA VISTA DEVELOPMENT CORP.                                          1,490      1,197      1,093
                                                                               -------     ------    -------
Houston Area       Falcon Point         SF     Houston, TX           100.0%        510        273        233
    Development    Falcon Landing       SF     Houston, TX           100.0%        623        476        456
    Corp.          Spring Lakes         SF     Houston, TX           100.0%        520        266        232
                                                                               -------     ------    -------
     TOTAL HOUSTON AREA DEVELOPMENT CORP.                                        1,653      1,015        921
                                                                               -------     ------    -------
              TOTAL                                                             44,925     29,393     27,868
                                                                               =======     ======    =======

                                                                    AVERAGE
                                                                    CLOSED
                     RESIDENTIAL                                     SALE               RANGE OF
RESIDENTIAL          DEVELOPMENT                                    PRICE               PROPOSED
DEVELOPMENT          PROPERTIES       TYPE OF                      PER LOT/            SALE PRICES
CORPORATION(1)          (RDP)          RDP(2)       LOCATION      UNIT($)(3)       PER LOT/UNIT ($)(4)
--------------     ---------------  ---------- -----------------  ----------   -------------------------
Desert Mountain    Desert Mountain      SF     Scottsdale,  AZ      499,000      425,000 -   4,350,000(5)
 Development
 Corp.

The Woodlands      The Woodlands        SF     The Woodlands, TX     54,000       14,400 -   1,035,000
 Land Company,
 Inc.

Crescent           Bear Paw Lodge       CO     Avon, CO           1,341,000      665,000 -   2,025,000
 Development       Eagle Ranch          SF     Eagle, CO             89,000       80,000 -     150,000
 Management        Main Street
 Corp.               Junction           CO     Breckenridge, CO     445,000      300,000 -     580,000
                   Main Street
                     Station            CO     Breckenridge, CO         N/A      215,000 -   1,065,000
                   Riverbend            SF     Charlotte, NC         31,000       25,000 -      38,000
                   Three Peaks
                     (Eagle's Nest)     SF     Silverthorne, CO     182,000      135,000 -     425,000
                   Park Place at
                     Riverfront         CO     Denver, CO               N/A      195,000 -   1,445,000
                   Park Tower at
                     Riverfront         CO     Denver, CO               N/A      180,000 -   2,100,000
                   Bridge Lofts
                     at Riverfront      CO     Denver, CO               N/A      180,000 -   2,100,000
                   Cresta             TH/SFH   Edwards, CO        1,730,000    1,900,000 -   2,600,000
                   Snow Cloud           CO     Avon, CO                 N/A      840,000 -   4,545,000
                   Northstar-
                    at-Tahoe        TH/SFH/CO  Tahoe, NV                N/A

     TOTAL CRESCENT DEVELOPMENT MANAGEMENT CORP.

Mira Vista         Mira Vista           SF     Fort Worth, TX       100,000       50,000 -     265,000
 Development       The Highlands        SF     Breckenridge, CO     189,000       55,000 -     625,000
 Corp.
     TOTAL MIRA VISTA DEVELOPMENT CORP.

Houston Area       Falcon Point         SF     Houston, TX           43,000       28,000 -      56,000
    Development    Falcon Landing       SF     Houston, TX           20,000       19,000 -      26,000
    Corp.          Spring Lakes         SF     Houston, TX           30,000       24,000 -      44,000

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

(5)      Includes golf membership, which as of March 31, 2001 is $225,000.

(6) As of March 31, 2001, 12 units were under contract at Bear Paw Lodge representing $21.4 million in sales; 30 lots were under contract at Eagle Ranch representing $2.5 million in sales; one unit was under contract at Main Street Junction representing $0.4 million in sales; 82 units were under contract at Main Street Station representing $40.9 million in sales; five lots were under contract at Riverbend representing $0.2 million in sales; two lots were under contract at Three Peaks representing $0.5 million in sales; 66 units were under contract at Park Place at Riverfront representing $27.0 million in sales; 39 units were under contract at Park Tower at Riverfront representing $25.7 million in sales; 53 units were under contract at the Bridge Lofts at Riverfront representing $21.0 million in sales; five units were under contract at Cresta representing $10.2 million in sales and 39 units were under contract at Snow Cloud representing $66.9 million in sales.

(7) This project is in the early stages of development, and this information is not available as of March 31, 2001.

                   TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES TABLE

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of March 31, 2001:

                                 TOTAL CUBIC        TOTAL                                             TOTAL CUBIC        TOTAL
                  NUMBER OF        FOOTAGE       SQUARE FEET                          NUMBER OF         FOOTAGE       SQUARE FEET
   STATE        PROPERTIES(1)   (IN MILLIONS)   (IN MILLIONS)        STATE          PROPERTIES(1)    (IN MILLIONS)   (IN MILLIONS)
   -----        -------------   -------------   -------------        -----          -------------    -------------   -------------

Alabama               4              9.4             0.3          Missouri(2)              2              46.8             2.8
Arizona               1              2.9             0.1          Nebraska                 2               4.4             0.2
Arkansas              6             33.1             1.0          New York                 1              11.8             0.4
California            9             28.6             1.1          North Carolina           3              10.0             0.4
Colorado              1              2.8             0.1          Ohio                     1               5.5             0.2
Florida               5              7.5             0.3          Oklahoma                 2               2.1             0.1
Georgia               7             44.5             1.6          Oregon                   6              40.4             1.7
Idaho                 2             18.7             0.8          Pennsylvania             2              27.4             0.9
Illinois              2             11.6             0.4          South Carolina           1               1.6             0.1
Indiana               1              9.1             0.3          South Dakota             1               2.9             0.1
Iowa                  2             12.5             0.5          Tennessee                3              10.6             0.4
Kansas                2              5.0             0.2          Texas                    2               6.6             0.2
Kentucky              1              2.7             0.1          Utah                     1               8.6             0.4
Maine                 1              1.8             0.2          Virginia                 2               8.7             0.3
Massachusetts         5             10.5             0.5          Washington               6              28.7             1.1
Mississippi           1              4.7             0.2          Wisconsin                3              17.4             0.6
                                                                                        ----           -------          ------

                                                                  TOTAL                   88(3)          438.9(3)         17.6(3)
                                                                                        ====           =======          ======

----------

(1) As of March 31, 2001, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Company has no interest. The Temperature-Controlled Logistics Corporation is entitled to receive lease payments from AmeriCold Logistics.

(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.

(3) As of March 31, 2001, AmeriCold Logistics operated 99 temperature-controlled logistics properties with an aggregate of approximately 518.3 million cubic feet (20.0 million square feet).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's use of financial instruments, such as debt instruments, subject the Company to market risk which may affect the Company's future earnings and cash flows as well as the fair value of its assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. The Company manages interest rate risk based on the varying circumstances of anticipated borrowings, and existing variable and fixed-rate debt, including the Company's revolving line of credit. Examples of interest rate management strategies include capping interest rates using targeted interest cost benchmarks, hedging portions of the total amount of debt, or hedging a period of months and not always hedging to maturity, and at other times locking rates to fix interest costs. The Company may fix rates on transactions prior to the issuance of debt, taking into account factors that influence the hedging decision, including the degree of certainty, timing and amount, the material benefit of the hedge, the actual level of rates, the budgeted debt service and the state of the financial markets. The Company will generally seek to pursue interest rate risk mitigation strategies that result in the least amount of reported earnings volatility under generally accepted accounting principles while still meeting strategic economic objectives and maintaining adequate liquidity and flexibility.

         The following discussion of market risk is based solely on hypothetical changes in interest rates related to the Company's variable-rate debt. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.

INTEREST RATE RISK

         The Company's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Company had total outstanding debt of approximately $2.4 billion at March 31, 2001, of which approximately $400.0 million, or approximately 17%, was unhedged variable-rate debt. The weighted average interest rate on such variable-rate debt was 8.14% as of March 31, 2001. A 10% (81.4 basis point) increase in the weighted average interest rate on such variable-rate debt would result in an annual decrease in net income and cash flows of approximately $3.5 million based on the unhedged variable-rate debt outstanding as of March 31, 2001, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (81.4 basis point) decrease in the weighted average interest rate on such unhedged variable-rate debt would result in an annual increase in net income and cash flows of approximately $3.5 million based on the unhedged variable rate debt outstanding as of March 31, 2001, as a result of the decreased interest expense associated with the change in rate.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          ISSUANCES OF UNREGISTERED SECURITIES

                   During the three months ended March 31, 2001, Crescent Equities issued an aggregate of 12,446 common shares to holders of Operating Partnership units in exchange for 6,223 units. The issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Crescent Equities has registered the resale of such common shares under the Securities Act.

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

        EXHIBIT
        NUMBER             DESCRIPTION OF EXHIBIT
        -------            ----------------------

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

                                    CRESCENT REAL ESTATE EQUITIES COMPANY
                                                (Registrant)

                                    By /s/ John C. Goff
                                       ----------------------------------
                                          John C. Goff
         Date: May 11, 2001         Vice Chairman of the Board and Chief
                                    Executive Officer



                                    By /s/ Jerry R. Crenshaw
                                       ----------------------------------
                                           Jerry R. Crenshaw
                                    Senior Vice President and Chief Financial
                                    Officer
         Date: May 11, 2001         (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

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