Form 10-Q
period 2001-06-30
CRESCENT REAL ESTATE EQUITIES CO
filed 2001-08-10
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 2001
                           COMMISSION FILE NO. 1-13038


                      CRESCENT REAL ESTATE EQUITIES COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 TEXAS                                52-1862813
    -------------------------------   --------------------------------------
    (State or other jurisdiction of   (I.R.S. Employer Identification Number)
    incorporation or organization)


              777 Main Street, Suite 2100, Fort Worth, Texas 76102
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)


        Registrant's telephone number, including area code (817) 321-2100


Number of shares outstanding of each of the registrant's classes of preferred and common shares, as of August 3, 2001.

                   Preferred Shares, par value $.01 per share:   8,000,000
                   Common Shares, par value $.01 per share:    108,665,653
                                                               -----------

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

                                                                                                    PAGE
                                                                                                    ----
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000
         (audited)................................................................................    2

        Consolidated Statements of Operations for the three and six months ended June 30, 2001
        and 2000 (unaudited)......................................................................    3

        Consolidated Statement of Shareholders' Equity for the six months ended
        June 30, 2001 (unaudited).................................................................    4

        Consolidated Statements of Cash Flows for the six months ended June 30, 2001
        and 2000 (unaudited)......................................................................    5

        Notes to Financial Statements.............................................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations.............................................................................   28

Item 3. Quantitative and Qualitative Disclosures About Market Risk................................   63

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.........................................................................   64

Item 2. Changes in Securities.....................................................................   64

Item 3. Defaults Upon Senior Securities...........................................................   64

Item 4. Submission of Matters to a Vote of Security Holders.......................................   64

Item 5. Other Information.........................................................................   66

Item 6. Exhibits and Reports on Form 8-K..........................................................   66

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                           JUNE 30,      DECEMBER 31,
                                                                             2001            2000
                                                                         ------------    ------------
                                                                          (UNAUDITED)      (AUDITED)
ASSETS:
 Investments in real estate:
   Land                                                                  $    299,972    $    310,301
   Land held for investment or development                                    108,274         116,480
   Building and improvements                                                3,223,918       3,201,332
   Furniture, fixtures and equipment                                           67,149          62,802
   Less -  accumulated depreciation                                          (614,274)       (564,805)
                                                                         ------------    ------------
             Net investment in real estate                               $  3,085,039    $  3,126,110

   Cash and cash equivalents                                             $     23,514    $     38,966
   Restricted cash and cash equivalents                                        79,479          94,568
   Accounts receivable, net                                                    54,849          42,200
   Deferred rent receivable                                                    84,426          82,775
   Investments in real estate mortgages and equity
       of unconsolidated companies                                            799,120         845,317
   Notes receivable, net                                                      155,100         141,407
   Other assets, net                                                          201,114         160,426
                                                                         ------------    ------------
               Total assets                                              $  4,482,641    $  4,531,769
                                                                         ============    ============


LIABILITIES:
   Borrowings under UBS Facility                                         $         --    $    553,452
   Borrowings under Fleet Facility                                            370,000              --
   Notes payable                                                            2,000,015       1,718,443
   Accounts payable, accrued expenses and other liabilities                   141,205         191,042
                                                                         ------------    ------------
              Total liabilities                                          $  2,511,220    $  2,462,937
                                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
  Operating partnership, 6,602,299, and 6,995,823 units,
       respectively                                                      $     88,664    $    100,586
  Investment in joint ventures                                                235,194         236,919
                                                                         ------------    ------------
              Total minority interests                                   $    323,858    $    337,505
                                                                         ------------    ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par value, authorized 100,000,000 shares:
   6 3/4% Series A Convertible Cumulative Preferred Shares,
      liquidation preference $25.00 per share
      8,000,000 shares issued and outstanding at June 30, 2001
      and December 31, 2000                                              $    200,000    $    200,000
  Common shares, $.01 par value, authorized 250,000,000 shares,
      123,020,202, and 121,818,653 shares issued and outstanding
      at June 30, 2001 and December 31, 2000, respectively                      1,223           1,211
   Additional paid-in capital                                               2,229,252       2,221,531
   Retained deficit                                                          (481,487)       (402,337)
   Accumulated other comprehensive income                                     (19,081)         (6,734)
                                                                         ------------    ------------
                                                                         $  1,929,907    $  2,013,671
   Less - shares held in treasury, at cost, 14,468,623 common
      shares at June 30, 2001 and December 31, 2000                          (282,344)       (282,344)
                                                                         ------------    ------------
              Total shareholders' equity                                 $  1,647,563    $  1,731,327
                                                                         ------------    ------------

              Total liabilities and shareholders' equity                 $  4,482,641    $  4,531,769
                                                                         ============    ============


   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,                 ENDED JUNE 30,
                                                               ----------------------------    ----------------------------
                                                                   2001            2000            2001            2000
                                                               ------------    ------------    ------------    ------------
                                                                       (UNAUDITED)                     (UNAUDITED)

REVENUES:
   Office properties                                           $    156,457    $    147,534    $    310,351    $    296,642
   Resort/Hotel properties                                           16,125          18,463          32,074          36,007
   Interest and other income                                         17,634           9,232          26,637          18,368
                                                               ------------    ------------    ------------    ------------
          Total revenues                                       $    190,216    $    175,229    $    369,062    $    351,017
                                                               ------------    ------------    ------------    ------------

EXPENSES:
   Real estate taxes                                           $     22,259    $     21,579    $     45,145    $     44,250
   Repairs and maintenance                                           10,098          10,569          20,592          22,766
   Other rental property operating                                   35,180          29,776          68,509          60,042
   Corporate general and administrative                               6,889           4,082          12,153           9,327
   Interest expense                                                  46,833          51,836          94,281         104,086
   Amortization of deferred financing costs                           2,307           2,341           4,732           4,688
   Depreciation and amortization                                     30,629          31,718          61,175          62,620
   Impairment and other charges related
     to real estate assets                                           13,174              --          15,324              --
                                                               ------------    ------------    ------------    ------------
          Total expenses                                       $    167,369    $    151,901    $    321,911    $    307,779
                                                               ------------    ------------    ------------    ------------

         Operating income                                      $     22,847    $     23,328    $     47,151    $     43,238

OTHER INCOME AND EXPENSE:
   Equity in net income of unconsolidated
    companies:
         Office and retail properties                          $      1,228    $        396    $      2,321    $      3,100
         Residential development properties                           9,732          11,717          20,440          22,181
         Temperature-controlled logistics properties                  1,632             192           4,351           4,228
         Other                                                         (636)          2,978           1,210           5,319
                                                               ------------    ------------    ------------    ------------
   Total equity in net income of unconsolidated companies      $     11,956    $     15,283    $     28,322    $     34,828
                                                               ------------    ------------    ------------    ------------

  (Loss) gain on property sales, net                                   (702)          6,126            (372)         28,753
                                                               ------------    ------------    ------------    ------------
         Total other income and expense                        $     11,254    $     21,409    $     27,950    $     63,581
                                                               ------------    ------------    ------------    ------------

INCOME BEFORE MINORITY INTERESTS                                     34,101          44,737          75,101         106,819
  AND EXTRAORDINARY ITEM
   Minority interests                                                (8,337)         (8,675)        (18,089)        (15,707)
                                                               ------------    ------------    ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM                               $     25,764    $     36,062    $     57,012    $     91,112
   Extraordinary item - extinguishment of debt                      (10,802)             --         (10,802)         (3,928)
                                                               ------------    ------------    ------------    ------------

NET INCOME                                                     $     14,962    $     36,062    $     46,210    $     87,184

6 3/4% Series A Preferred Share distributions                        (3,375)         (3,375)         (6,750)         (6,750)
Share repurchase agreement return                                        --            (718)             --          (2,794)
                                                               ------------    ------------    ------------    ------------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                    $     11,587    $     31,969    $     39,460    $     77,640
                                                               ============    ============    ============    ============


BASIC EARNINGS PER SHARE DATA:
  Net income  before extraordinary item                        $       0.21    $       0.28    $       0.47    $       0.69
  Extraordinary item - extinguishment of debt                         (0.10)             --           (0.10)          (0.03)
                                                               ------------    ------------    ------------    ------------

   Net income - basic                                          $       0.11    $       0.28    $       0.37    $       0.66
                                                               ============    ============    ============    ============


DILUTED EARNINGS PER SHARE DATA:
  Net income before extraordinary item                         $       0.20    $       0.27    $       0.46    $       0.68
  Extraordinary item - extinguishment of debt                         (0.10)             --           (0.10)          (0.03)
                                                               ------------    ------------    ------------    ------------

   Net income - diluted                                        $       0.10    $       0.27    $       0.36    $       0.65
                                                               ============    ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                             CONSOLIDATED STATEMENT
                            OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                     Preferred Shares         Treasury Shares             Common Shares
                                                   --------------------   ----------------------    ------------------------
                                                     Shares   Net Value     Shares     Net Value       Shares      Par Value
                                                   ---------  ---------   ----------   ---------    ------------   ---------

SHAREHOLDERS' EQUITY, December 31, 2000            8,000,000   $200,000   14,468,623   $(282,344)    121,818,653   $   1,211


Issuance of Common Shares                                 --         --           --          --           3,391           1

Exercise of Common Share Options                          --         --           --          --         411,110           3

Issuance of Shares in Exchange for Operating
   Partnership Units                                      --         --           --          --         787,048           8

Dividends Paid                                            --         --           --          --              --          --

Net Income                                                --         --           --          --              --          --

Unrealized Net Loss on
   Available-for-Sale Securities                          --         --           --          --              --          --

Unrealized Net Loss on Cash Flow Hedges                   --         --           --          --              --          --

                                                   ---------   --------   ----------   ---------    ------------   ---------
SHAREHOLDERS' EQUITY, June 30, 2001                8,000,000   $200,000   14,468,623   $(282,344)    123,020,202   $   1,223
                                                   =========   ========   ==========   =========    ============   =========


                                                                                       Accumulated
                                                       Additional       Retained          Other
                                                        Paid-in        Earnings       Comprehensive
                                                         Capital        (Deficit)         Income            Total
                                                     ------------    ------------    ---------------    ------------

SHAREHOLDERS' EQUITY, December 31, 2000              $  2,221,531    $   (402,337)   $        (6,734)   $  1,731,327


Issuance of Common Shares                                      77              --                 --              78

Exercise of Common Share Options                            4,893              --                 --           4,896

Issuance of Shares in Exchange for Operating
   Partnership Units                                        2,751              --                 --           2,759

Dividends Paid                                                 --        (118,610)                --        (118,610)

Net Income                                                     --          39,460                 --          39,460

Unrealized Net Loss on
   Available-for-Sale Securities                               --              --             (4,141)         (4,141)

Unrealized Net Loss on Cash Flow Hedges                        --              --             (8,206)         (8,206)

                                                     ------------    ------------    ---------------    ------------
SHAREHOLDERS' EQUITY, June 30, 2001                  $  2,229,252    $   (481,487)   $       (19,081)   $  1,647,563
                                                     ============    ============    ===============    ============



   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                    FOR THE SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                               ----------------------------
                                                                                   2001            2000
                                                                               ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $     46,210    $     87,184
Adjustments to reconcile net income to
  net cash provided by operating activities:
       Depreciation and amortization                                                 65,907          67,308
       Extraordinary item - extinguishment of debt                                   10,802           3,928
       Impairment and other charges related to real estate assets                    15,324              --
       Loss (Gain) on property sales, net                                               372         (28,753)
       Minority interests                                                            18,089          15,707
       Non cash compensation                                                             78              39
       Distributions received in excess of earnings from
         unconsolidated companies:
                    Office properties                                                   391           1,255
                    Residential development properties                                   --          10,921
                    Temperature-controlled logistics properties                       2,067              --
                    Other                                                             1,796              --
       Equity in earnings in excess of distributions received from unconsolidated companies:
                    Residential development properties                               (8,710)             --
                    Temperature-controlled logistics properties                          --            (853)
                    Other                                                                --          (2,132)
       Increase in accounts receivable                                              (12,649)         (8,594)
       Increase in deferred rent receivable                                          (1,651)         (5,846)
       Increase (decrease) in other assets                                           17,634          (3,692)
       Decrease in restricted cash and cash equivalents                              11,980          21,524
       Decrease in accounts payable, accrued
          expenses and other liabilities                                            (49,837)        (38,361)
                                                                               ------------    ------------
                    Net cash provided by operating activities                  $    117,803    $    119,635
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of  land held for investment or development                 $         --    $    (15,051)
       Proceeds from property sales                                                  17,633         282,040
       Proceeds from joint venture partner                                           16,285              --
       Development of investment properties                                         (21,669)        (14,951)
       Capital expenditures - rental properties                                     (18,411)         (7,097)
       Tenant improvement and leasing costs - rental properties                     (22,285)        (35,391)
       Decrease (increase) in restricted cash and cash equivalents                    3,109            (263)
       Return of investment in unconsolidated companies:
                    Office properties                                                 4,612           2,359
                    Residential development properties                               11,151          31,313
                    Other                                                            11,975           1,200
       Investment in unconsolidated companies:
                    Office properties                                                  (260)            (11)
                    Residential development properties                              (50,824)        (42,585)
                    Temperature-controlled logistics properties                      (5,589)         (4,428)
                    Other                                                              (785)           (907)
       Escrow deposits - acquisition of investment properties                            --             500
       Increase in notes receivable                                                 (13,693)         (4,341)
                                                                               ------------    ------------
                    Net cash (used in) provided by investing activities        $    (68,751)   $    192,387
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt financing costs                                                    $    (14,754)   $    (19,008)
       Payments under Fleet Boston Credit Facility                                       --        (510,000)
       Borrowings under  UBS Facility                                               105,000         902,819
       Payments under UBS Facility                                                 (658,452)       (189,367)
       Borrowings under Fleet  Facility                                             400,000              --
       Payments under Fleet Facility                                                (30,000)             --
       Notes Payable proceeds                                                       381,240              --
       Notes Payable payments                                                       (99,668)       (366,077)
       Capital proceeds - joint venture preferred equity partner                         --         154,083
       Capital distributions - joint venture preferred equity partner               (11,167)         (2,336)
       Capital distributions - joint venture partner                                 (1,456)         (8,345)
       Proceeds from exercise of share options                                        5,086             973
       Treasury share repurchases                                                        --        (154,819)
       6 3/4% Series A Preferred Share distributions                                 (6,750)         (6,750)
       Dividends and unitholder distributions                                      (133,583)       (145,886)
                                                                               ------------    ------------
                    Net cash used in financing activities                      $    (64,504)   $   (344,713)
                                                                               ------------    ------------


DECREASE IN CASH AND CASH EQUIVALENTS                                          $    (15,452)   $    (32,691)
CASH AND CASH EQUIVALENTS,
       Beginning of period                                                     $     38,966    $     72,926
                                                                               ------------    ------------
CASH AND CASH EQUIVALENTS,
       End of period                                                           $     23,514    $     40,235
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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Company ("Crescent Equities") operates as a real estate investment trust for federal income tax purposes (a "REIT"), and, together with its subsidiaries, provides management, leasing and development services for some of its properties.

         The term "Company" includes, unless the context otherwise indicates, Crescent Equities, a Texas real estate investment trust, and all of its direct and indirect subsidiaries.

         The direct and indirect subsidiaries of Crescent Equities at June 30, 2001 included:

                  o CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP The "Operating Partnership."

                  o        CRESCENT REAL ESTATE EQUITIES, LTD.
                           The "General Partner" of the Operating Partnership.

                  o ELEVEN LIMITED-PURPOSE LIMITED PARTNERSHIPS AND ONE LIMITED-PURPOSE CORPORATION
                           Ten of the limited partnerships were formed for the purpose of obtaining secured debt and all or substantially all of the economic interests in these partnerships are owned directly or indirectly by the Operating Partnership, with the remaining interests, if any, owned indirectly by Crescent Equities. The eleventh limited partnership was formed for the purpose of obtaining equity financing through the sale of preferred equity interests, with all of the common equity interests owned directly or indirectly by the Operating Partnership, and all of the preferred equity interests owned by an unrelated third party. The corporation is a wholly-owned subsidiary of the General Partner formed for the purpose of repurchasing and holding common shares of beneficial interest of Crescent Equities.

         Crescent Equities conducts all of its business through the Operating Partnership and its other subsidiaries. The Company is structured to facilitate and maintain the qualification of Crescent Equities as a REIT.

         The following table shows, by subsidiary, the Properties (as defined below) such subsidiaries owned as of June 30, 2001(1):

Operating Partnership:     24 Office Properties and The Park Shops at Houston
                           Center

Crescent Real Estate       The Aberdeen, The Avallon I, II, & III, 125 E. John
Funding I, L.P.:           Carpenter Freeway, The Citadel, The Crescent Atrium,
("Funding I")              The Crescent Office Towers, Regency Plaza One, Carter
                           Burgess Plaza and Waterside Commons

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

Crescent Real Estate       Greenway Plaza Office Properties and Renaissance
Funding III, IV            Houston Hotel
and V, L.P.:
("Funding III, IV
and V")(2)

Crescent Real Estate       Canyon Ranch -- Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate       20 Behavioral Healthcare Properties
Funding VII, L.P.:
("Funding VII")

Crescent Real Estate       16 Office Properties and four Resort/Hotel Properties
Funding VIII, L.P.:
("Funding VIII")

Crescent Real Estate       Chancellor Park, Denver Marriott City Center, MCI
Funding IX, L.P.:          Tower, Miami Center, Reverchon Plaza, 44 Cook Street,
("Funding IX")             55 Madison and 6225 N. 24th Street

Crescent Real Estate       Post Oak Central, Fountain Place
Funding X, L.P.
("Funding X")

Crescent Real Estate       Trammell Crow Center
Funding XI, L.P.:
("Funding XI")

----------
(1) As of June 30, 2001, Crescent SH IX, Inc. owned 14,468,623 common shares of beneficial interest in Crescent Equities.

(2) Funding III owns nine of the 10 Office Properties in the Greenway Plaza Office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns Coastal Tower, the remaining Office Property in the Greenway Plaza Office portfolio.

SEGMENTS

         As of June 30, 2001, the Company's assets and operations were composed of four major investment segments:

         o        Office Segment;
         o        Resort/Hotel Segment;
         o        Residential Development Segment; and
         o        Temperature-Controlled Logistics Segment.

         Within these segments, the Company owned directly or indirectly the following real estate assets (the "Properties") as of June 30, 2001:

         o OFFICE SEGMENT consisted of 79 office properties (collectively referred to as the "Office Properties") located in 27 metropolitan submarkets in seven states, with an aggregate of approximately 28.7 million net rentable square feet and three retail properties with an aggregate of approximately 0.4 million net rentable square feet.

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

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Company's 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT, which, as of June 30, 2001, directly or indirectly owned 88 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 440.2 million cubic feet (17.6 million square feet) of warehouse space.

         o OTHER PROPERTIES consisted of 20 behavioral healthcare properties in eight states (collectively referred to as the "Behavioral Healthcare Properties"). The Company has entered into contracts or letters of intent to sell seven additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 13 Behavioral Healthcare Properties.

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

         See "Note 6. Segment Reporting" for a table showing total revenues, funds from operations and equity in net income of unconsolidated companies for each of these investment segments for the three and six months ended June 30, 2001 and 2000 and identifiable assets for each of these investment segments at June 30, 2001 and December 31, 2000.

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

2.  RECENTLY ISSUED ACCOUNTING STANDARDS:

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. Management does not believe SFAS No. 141 will have a material impact on its interim or annual financial statements. SFAS No. 142 specifies that goodwill and some types of intangible assets may no longer be amortized but instead are subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 142.

3.  PROPERTIES HELD FOR DISPOSITION:

Office Segment

         In pursuit of management's objective to dispose of non-strategic and non-core assets, at June 30, 2001, the Company was actively marketing for sale or joint venture its interest in three Office Properties, which are included in the Net Investment in Real Estate of $3,085,039. The Property being actively marketed for sale is Washington Harbour located in Washington, D.C. The Properties being actively marketed for joint venture are Four Westlake Park located in Houston, Texas and Bank One Tower located in Austin, Texas. The aggregate carrying value of these Properties at June 30, 2001 was approximately $271,292. See "Note 21. Subsequent Events" for information regarding joint venture arrangements for two of these properties.

         The following table summarizes the condensed results of operations for the six months ended June 30, 2001 and 2000 for the Office Properties held for disposition or joint venture. Depreciation expense has not been recognized since the dates on which these Properties were classified as held for sale or joint venture.

                                  FOR THE SIX MONTHS
                                     ENDED JUNE 30,
                             ---------------------------
                                 2001           2000
                             ------------   ------------
Revenue                      $     22,736   $     20,949
Operating Expenses                  8,058          7,426
                             ------------   ------------
Net Operating Income         $     14,678   $     13,523
                             ============   ============



Behavioral Healthcare Properties

         As of June 30, 2001, the Company owned 20 Behavioral Healthcare Properties, all of which were classified as held for disposition. The carrying value of the Behavioral Healthcare Properties at June 30, 2001 was approximately $54,372. During the six months ended June 30, 2001, the Company recognized an impairment loss of approximately $3,450 on four of the Behavioral Healthcare Properties held for disposition, which is included in Impairment and Other Charges Related to Real Estate Assets of $15,324. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for these four Properties. Depreciation expense has not been recognized since the dates the Behavioral Healthcare Properties were classified as held for sale.

4.  EARNINGS PER SHARE:

         SFAS No. 128 "Earnings Per Share" ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                                       FOR THE THREE MONTHS ENDED JUNE 30,
                                                ----------------------------------------------------------------------------------
                                                                2001                                        2000
                                                ---------------------------------------    ---------------------------------------
                                                               Wtd. Avg.     Per Share                    Wtd. Avg.     Per Share
                                                   Income       Shares         Amount         Income        Shares        Amount
                                                -----------   -----------   -----------    -----------   -----------   -----------
BASIC EPS -
Income before extraordinary item                $    25,764       108,370                  $    36,062       115,368
6 3/4% Series A Preferred Share distributions        (3,375)           --                       (3,375)           --
Share repurchase agreement return                        --            --                         (718)           --
                                                -----------   -----------   -----------    -----------   -----------   -----------
Income available to common
   shareholders before extraordinary item       $    22,389       108,370   $      0.21    $    31,969       115,368   $      0.28
Extraordinary item -
   extinguishment of debt                           (10,802)           --         (0.10)            --            --            --
                                                -----------   -----------   -----------    -----------   -----------   -----------

Net income available to common
   shareholders                                 $    11,587       108,370   $      0.11    $    31,969       115,368   $      0.28
                                                ===========   ===========   ===========    ===========   ===========   ===========

DILUTED EPS -
Income available to common
   shareholders before extraordinary item       $    22,389       108,370                  $    31,969       115,368
Effect of dilutive securities:
   Share and unit options                                --         2,112                           --           973
                                                -----------   -----------   -----------    -----------   -----------   -----------

Income available to common
   shareholders before extraordinary item       $    22,389       110,482   $      0.20    $    31,969       116,341   $      0.27
Extraordinary item -
   extinguishment of debt                           (10,802)           --         (0.10)            --            --            --
                                                -----------   -----------   -----------    -----------   -----------   -----------

Net income available to common
   shareholders                                 $    11,587       110,482   $      0.10    $    31,969       116,341   $      0.27
                                                ===========   ===========   ===========    ===========   ===========   ===========

                                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                --------------------------------------------------------------------------------
                                                                 2001                                      2000
                                                ---------------------------------------    -------------------------------------
                                                               Wtd. Avg.     Per Share                   Wtd. Avg.    Per Share
                                                   Income       Shares         Amount        Income       Shares       Amount
                                                -----------   -----------   -----------    ----------   ----------   -----------

BASIC EPS -
Income before extraordinary item                $    57,012                                $   91,112      118,487
6 3/4% Series A Preferred Share distributions        (6,750)      107,876                      (6,750)          --
Share repurchase agreement return                        --            --                      (2,794)          --
                                                -----------   -----------   -----------    ----------   ----------   -----------
Income available to common
   shareholders before extraordinary item       $    50,262       107,876   $     0.47     $   81,568      118,487   $      0.69
Extraordinary item -
   extinguishment of debt                           (10,802)           --        (0.10)        (3,928)          --         (0.03)
                                                -----------   -----------   ----------     ----------   ----------   -----------

Net income available to common
   shareholders                                 $    39,460       107,876   $     0.37     $   77,640      118,487   $      0.66
                                                ===========   ===========   ==========     ==========   ==========   ===========
DILUTED EPS -
Income available to common
   shareholders before extraordinary item       $    50,262       107,876                  $   81,568      118,487
Effect of dilutive securities:
   Share and unit options                                --         1,866                          --          669
                                                -----------   -----------   ----------     ----------   ----------   -----------

Income available to common
   shareholders before extraordinary item       $    50,262       109,742   $     0.46     $   81,568      119,156   $      0.68
Extraordinary item -
   extinguishment of debt                           (10,802)           --        (0.10)        (3,928)          --         (0.03)
                                                -----------   -----------   ----------     ----------   -----------   -----------

Net income available to common
   shareholders                                 $    39,460       109,742   $     0.36     $   77,640      119,156   $      0.65
                                                ===========   ===========   ==========     ==========   ==========   ===========

         The effect of the conversion of the 6 3/4% Series A Convertible Cumulative Preferred Shares is not included in the computation of Diluted EPS for the three or six months ended June 30, 2001 or 2000, since the effect of their conversion is antidilutive.

5. SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS:


                                                                             FOR THE SIX MONTHS
                                                                                ENDED JUNE 30,
                                                                           ----------------------
                                                                              2001         2000
                                                                           ---------    ---------
Supplemental disclosures of cash flow information:
Interest paid on debt ..................................................   $  98,030    $ 102,172
Additional interest paid resulting from cash flow hedge agreements .....       3,452          824
                                                                           ---------    ---------
Total interest paid ....................................................   $ 101,482    $ 102,996
                                                                           =========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Conversion of Operating Partnership units to common
   shares with resulting reduction in minority interest
   and increases in common shares and additional
   paid-in capital .....................................................   $   2,759    $     503
Issuance of Operating Partnership units in conjunction
    with settlement of an obligation ...................................          --        2,125
Unrealized net loss on available-for-sale securities ...................      (4,141)      (3,562)
Share Repurchase Agreement Return ......................................          --        2,794
Adjustment of cash flow hedges to fair value ...........................      (8,206)       4,204
Equity investment in a tenant in exchange
     for office space/other investment ventures ........................          --        4,485
Write-off of an investment in Empori ...................................       1,900           --

6. SEGMENT REPORTING:

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

                  Selected financial information related to each segment for the three and six months ended June 30, 2001 and 2000 and identifiable assets for each of the segments at June 30, 2001 and December 31, 2000 are presented below.

                                                         FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                             ENDED JUNE 30,           ENDED JUNE 30,
                                                        ----------------------    ----------------------
                                                           2001        2000         2001          2000
                                                        ---------    ---------    ---------    ---------
Revenues:
  Office Segment                                        $ 156,457    $ 147,534    $ 310,351    $ 296,642
  Resort/Hotel Segment                                     16,125       18,463       32,074       36,007
  Residential Development Segment                              --           --           --           --
  Temperature-Controlled Logistics Segment                     --           --           --           --
  Corporate and other (1)                                  17,634        9,232       26,637       18,368
                                                        ---------    ---------    ---------    ---------
TOTAL REVENUE                                           $ 190,216    $ 175,229    $ 369,062    $ 351,017
                                                        =========    =========    =========    =========

FUNDS FROM OPERATIONS:
  Office Segment                                        $  91,744    $  87,213    $ 181,897    $ 173,424
  Resort/Hotel Segment                                     16,016       18,346       31,768       35,637
  Residential Development Segment                          13,582       22,861       26,648       37,904
  Temperature-Controlled Logistics Segment                  7,139        7,630       15,464       17,117
  Corporate and other adjustments:
   Interest expense                                       (46,833)     (51,836)     (94,281)    (104,086)
   6 3/4% Series A Preferred Share distributions           (3,375)      (3,375)      (6,750)      (6,750)
   Other (1)                                                9,990        5,240       11,042       13,258
   Corporate general & adminstrative                       (6,889)      (4,082)     (12,153)      (9,327)
                                                        ---------    ---------    ---------    ---------
TOTAL FUNDS FROM OPERATIONS                             $  81,374    $  81,997    $ 153,635    $ 157,177
                                                        ---------    ---------    ---------    ---------

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO
  NET INCOME:
  Depreciation and amortization of real estate assets   $ (29,524)   $ (30,353)   $ (59,019)   $ (60,145)
  (Loss) Gain on property sales, net                         (792)       6,126         (462)      28,753
  Impairment and other charges related to
   real estate assets                                     (14,174)          --      (15,324)          --
  Extraordinary item - extinguishment of debt             (10,802)          --      (10,802)      (3,928)
  Adjustment for investments in real estate mortgages
   and equity of unconsolidated companies:
         Office Properties                                 (2,015)      (1,789)      (4,055)      (1,717)
         Residential Development Properties                (3,851)     (11,144)      (6,209)     (15,723)
         Temperature-Controlled Logistics Properties       (5,507)      (7,438)     (11,113)     (12,889)
  Unitholder minority interest                             (3,122)      (4,712)      (7,191)     (11,094)
  6 3/4% Series A Preferred Share distributions             3,375        3,375        6,750        6,750
                                                        ---------    ---------    ---------    ---------
NET INCOME                                              $  14,962    $  36,062    $  46,210    $  87,184
                                                        =========    =========    =========    =========

EQUITY IN NET INCOME OF UNCONSOLIDATED
  COMPANIES:
  Office Properties                                     $   1,228    $     396    $   2,321    $   3,100
  Resort/Hotel Properties                                      --           --           --           --
  Residential Development Properties                        9,732       11,717       20,440       22,181
  Temperature-Controlled Logistics Properties               1,632          192        4,351        4,228
  Other                                                      (636)       2,978        1,210        5,319
                                                        ---------    ---------    ---------    ---------
TOTAL EQUITY IN NET INCOME OF
  UNCONSOLIDATED COMPANIES                              $  11,956    $  15,283    $  28,322    $  34,828
                                                        =========    =========    =========    =========



                                                                                                  BALANCE AT
                                                                                         ---------------------------
                                                                                           JUNE 30,     DECEMBER 31,
IDENTIFIABLE ASSETS:                                                                         2001          2000
                                                                                         -------------  ------------
  Office Segment                                                                          $ 2,941,100   $ 3,088,653
  Resort/Hotel Segment                                                                        492,700       468,286
  Residential Development Segment                                                             358,048       305,187
  Temperature-Controlled Logistics Segment                                                    311,557       308,035
  Other (1)                                                                                   379,236       361,608
                                                                                          -----------   -----------
TOTAL IDENTIFIABLE ASSETS                                                                 $ 4,482,641   $ 4,531,769
                                                                                          ===========   ===========

----------
(1) For purposes of this Note, the Behavioral Healthcare Properties' financial information has been included in this line item.

         At June 30, 2001, Crescent Operating, Inc. ("COPI") was the Company's largest lessee in terms of total revenues. COPI was the lessee of eight of the Resort/Hotel Properties for the six months ended June 30, 2001. Total revenues from COPI for the six months ended June 30, 2001 were approximately 8% of the Company's total revenues. See "Note 19. COPI" for a description of the definitive agreement the Company entered into with COPI.

         See "Note 7. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Temperature-Controlled Logistics Properties" for a description of the sole lessee of the Temperature-Controlled Logistics Properties.

7. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

         The following is a summary of the Company's ownership in significant unconsolidated companies or equity investments:

                                                                                          COMPANY'S OWNERSHIP
                  ENTITY                                   CLASSIFICATION                 AS OF JUNE 30, 2001(1)
--------------------------------------------   -----------------------------------       ----------------------
Desert Mountain Development Corporation        Residential Development Corporation               95%(2)
The Woodlands Land Company, Inc.               Residential Development Corporation               95%(2)
Crescent Resort Development, Inc.              Residential Development Corporation               90%(2)
Mira Vista Development Corp.                   Residential Development Corporation               94%(2)
Houston Area Development Corp.                 Residential Development Corporation               94%(2)
Temperature-Controlled Logistics Partnership     Temperature-Controlled Logistics                  40%
The Woodlands Commercial                           Office (office/venture tech
    Properties Company, L.P.                                portfolio)                            42.5%
Main Street Partners, L.P.                          Office (office property -
                                                         Bank One Center)                          50%
DBL Holdings, Inc.                                            Other                               97.4%
CRL Investments, Inc.                                         Other                                95%
CRL License, LLC                                              Other                               28.5%

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

METROPOLITAN

         On May 24, 2001, the Company converted its $85,000 preferred member interest in Metropolitan Partners, LLC ("Metropolitan") into approximately $75,000 of common stock of Reckson Associates Realty Corp. ("Reckson"). The conversion resulted in an impairment charge of approximately $12,000, which is included in Impairment and Other Charges Related to Real Estate Assets of $15,324. The Reckson common stock is accounted for as available for sale marketable securities with changes in fair value included in other comprehensive income.

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         AmeriCold Logistics, LLC ("AmeriCold Logistics"), as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under six triple-net master leases. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146,000, the adjustment of the rental obligation for 2002 to $150,000 (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled

Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5,000 to $9,500 (effective January 1, 2000) and the extension of the date on which deferred rent which totaled $28,300 (of which the Company's portion was $11,200) is required to be paid from March 11, 2002 to December 31, 2003.

         AmeriCold Logistics' same-store earnings before interest, taxes, depreciation and amortization, and rent declined 14% and 12% for the three and six months ended June 30, 2001 compared to the same periods in 2000. These declines are attributable to a reduction in total customer inventory stored at the warehouses and customer inventory turns. As a result, AmeriCold Logistics elected to defer $3,900 of rent in the second quarter of 2001 of which the Company's share was $1,600.


                                               DEFERRED RENT       VALUATION ALLOWANCE
                                           --------------------    --------------------
                                                      COMPANY'S               COMPANY'S
                                            TOTAL      PORTION      TOTAL      PORTION
                                           -------    ---------    -------    ---------
Balance at December 31, 2000               $24,400     $ 9,600     $16,300     $ 6,500
For the six months ended June 30, 2001       3,900       1,600       3,900       1,600
                                           -------     -------     -------     -------
Total                                      $28,300     $11,200     $20,200     $ 8,100
                                           =======     =======     =======     =======

         The Company reports its share of income and losses based on its ownership interest in its respective equity investments. The following summarized information for all unconsolidated companies is presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Temperature-Controlled Logistics," "Office" and "Other," as applicable, as of June 30, 2001 and December 31, 2000 for balance sheet information and for the six months ended June 30, 2001 and June 30, 2000 for operating information.


BALANCE SHEETS:

                                                           BALANCE AT JUNE 30, 2001
                                          ---------------------------------------------------------
                                           RESIDENTIAL    TEMPERATURE-
                                           DEVELOPMENT    CONTROLLED
                                          CORPORATIONS    LOGISTICS        OFFICE           OTHER
                                          ------------    ------------   ---------       ----------
Real estate, net                           $  934,395     $1,295,995     $  390,896
Cash                                           29,537         30,931         22,869
Other assets                                  159,396         79,053         31,140
                                           ----------     ----------     ----------
     Total assets                          $1,123,328     $1,405,979     $  444,905
                                           ==========     ==========     ==========

Notes payable                              $  244,665     $  558,309     $  260,933
Notes payable to the Company                  210,314         11,333             --
Other liabilities                             443,152         61,630         29,811
Equity                                        225,197        774,707        154,161
                                           ----------     ----------     ----------
      Total liabilities and equity         $1,123,328     $1,405,979     $  444,905
                                           ==========     ==========     ==========

Company's share of unconsolidated debt     $   98,785     $  223,324     $  122,309
                                           ==========     ==========     ==========

Company's investments in real estate
  mortgages and equity of uncon-
  solidated companies                      $  358,048     $  311,557     $   95,537      $   33,978
                                           ==========     ==========     ==========      ==========

SUMMARY STATEMENTS OF OPERATIONS:

                                                  FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                          ---------------------------------------------------------
                                           RESIDENTIAL    TEMPERATURE-
                                           DEVELOPMENT    CONTROLLED
                                          CORPORATIONS    LOGISTICS        OFFICE           OTHER
                                          ------------    ------------   ---------       ----------
Total revenues                             $  230,354     $   69,100     $   39,821
Expenses:
   Operating expense                          172,732          6,650(1)      15,892
   Interest expense                             4,612         22,935          9,872
   Depreciation and amortization                7,730         29,113          8,363
   Taxes                                        5,147             --             --
                                           ----------     ----------     ----------
Total expenses                                190,221         58,698         34,127
                                           ----------     ----------     ----------

Net income                                 $   40,133     $   10,402     $    5,694
                                           ==========     ==========     ==========


Company's equity in net income
  of unconsolidated companies              $   20,440     $    4,351     $    2,321      $    1,210
                                           ==========     ==========     ==========      ==========

----------
(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

BALANCE SHEETS:

                                                        BALANCE AT DECEMBER 31, 2000
                                          ---------------------------------------------------------
                                           RESIDENTIAL    TEMPERATURE-
                                           DEVELOPMENT    CONTROLLED
                                          CORPORATIONS    LOGISTICS        OFFICE           OTHER
                                          ------------    ------------   ---------       ----------

Real estate, net                           $  798,312     $1,303,810     $  394,724
Cash                                           59,639         19,606         34,599
Other assets                                  196,547         82,883         34,897
                                           ----------     ----------     ----------
     Total assets                          $1,054,498     $1,406,299     $  464,220
                                           ==========     ==========     ==========

Notes payable                              $  255,356     $  561,321     $  251,785
Notes payable to the Company                  189,932         11,333             --
Other liabilities                             388,980         78,042         46,054
Equity                                        220,230        755,603        166,381
                                           ----------     ----------     ----------
      Total liabilities and equity         $1,054,498     $1,406,299     $  464,220
                                           ==========     ==========     ==========

Company's share of unconsolidated debt     $  103,100     $  224,528     $  118,485
                                           ==========     ==========     ==========

Company's investments in real estate
  mortgages and equity of uncon-
  solidated companies                      $  305,187     $  308,035     $   98,308     $  133,787
                                           ==========     ==========     ==========     ==========

SUMMARY STATEMENTS OF OPERATIONS:

                                                  FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                          ---------------------------------------------------------
                                           RESIDENTIAL    TEMPERATURE-
                                           DEVELOPMENT    CONTROLLED
                                          CORPORATIONS    LOGISTICS        OFFICE          OTHER
                                          ------------    ------------   ---------      ----------
Total revenues                             $  227,577     $   83,592     $   38,954
Expenses:
   Operating expense                          183,398         11,125(1)      11,831
   Interest expense                             3,231         23,872          9,147
   Depreciation and amortization                6,374         28,918         11,810
   Taxes                                        2,678          1,476             --
   Other income                                    --          2,625             --
                                           ----------     ----------     ----------
Total expenses                                195,681         68,016         32,788
                                           ----------     ----------     ----------

Net income                                 $   31,896     $   15,576     $    6,166
                                           ==========     ==========     ==========

Company's equity in net income
  of unconsolidated companies              $   22,181     $    4,228     $    3,100     $    5,319
                                           ==========     ==========     ==========     ==========


---------
(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

8. NOTES PAYABLE AND BORROWINGS UNDER FLEET FACILITY:

         The following is a summary of the Company's debt financing at June 30, 2001:

                                                                                                        BALANCE
                                                                                                    OUTSTANDING AT
                                                                                                     JUNE 30, 2001
                                                                                                    --------------
SECURED DEBT

Fleet Fund I and II Term Loan(1) due March 2005, bears interest at LIBOR plus
325 basis points (at June 30, 2001, the interest rate was 7.25%), with a four-year interest-only term,
secured by equity interests in Funding I and II ...................................................     $275,000

AEGON Partnership Note(2) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Funding III, IV and V
Properties ........................................................................................      272,167

LaSalle Note I(3) bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a 25-year amortization schedule
through maturity in August 2027, secured by the Funding I Properties ..............................      239,000

Deutsche Bank-CMBS Loan due May 2004 bears interest at the 30-day LIBOR rate plus 234 basis points (at June 30, 2001, the interest rate was 6.32%), with a three-year interest-only term and two
one-year extension options, secured by the Funding X Properties and Spectrum Center ...............      220,000

JP Morgan Mortgage Note(4) due October 2016, bears interest at a fixed rate of
8.31% with a two-year interest-only term (through October 2001), followed by principal amortization based on a 15-year amortization schedule through maturity in October 2016, secured by the Houston
Center mixed-use Office Property complex ..........................................................      200,000

LaSalle Note II(5) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule
through maturity in March 2028, secured by the Funding II Properties ..............................      161,000


CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured
by the MCI Tower Office Property and Denver Marriott City Center Resort/Hotel Property ............       63,500

Metropolitan Life Note V(6) due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran
Center Office Property ............................................................................       38,963

Northwestern Life Note due January 2003, bears interest at 7.66% with an interest-only term,
secured by the 301 Congress Avenue Office Property ................................................       26,000

Metropolitan Life Note I(7) due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule, secured by four of The
Woodlands Office Properties .......................................................................        9,084

                                                                                                        BALANCE
                                                                                                    OUTSTANDING AT
                                                                                                     JUNE 30, 2001
                                                                                                    --------------
SECURED DEBT -- CONTINUED

Nomura Funding VI Note(8) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in
July 2020,
secured by the Funding VI Property ................................................................          8,260

Woodmen of the World Note(9) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through April 2006), followed by principal amortization based on a 25-year
amortization schedule, secured by the Avallon IV Office Property ..................................          6,371

Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and
interest payments based on a 15-year amortization schedule, secured by a parcel of land ...........            670

UNSECURED DEBT

Fleet Facility (1) due May 2004, bears interest at LIBOR plus 187.5 basis points
(at June 30, 2001, the interest rate was 5.83%), with a three-year interest-only term and a
one-year extension option .........................................................................        370,000


2007 Notes(10) bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due
September 2007 ....................................................................................        250,000

2002 Notes(10) bear interest at a fixed rate of 7.00% with a five-year interest-only term, due
September 2002 ....................................................................................        150,000

SHORT-TERM BORROWINGS

Short-term borrowings(11); variable interest rates ranging from the Fed Funds rate plus 150 basis points to LIBOR plus 300 basis points, with maturities up to
September 2001 ....................................................................................         80,000
                                                                                                        ----------

     Total Notes Payable ..........................................................................     $2,370,015
                                                                                                        ==========


---------
(1) For a description of the Fleet Fund I and II Term Loan and the Fleet Facility, see "Debt Refinancing and Fleet Facility" section below.

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

(4) At the end of seven years (October 2006), the interest rate will adjust based on current interest rates at that time. It is the Company's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $177,800.

(5) In March 2006, the interest rate will increase, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,100.

(6) The outstanding principal balance of this loan at maturity will be approximately $29,100.

(7) The outstanding principal balance of this loan at maturity will be approximately $9,000.

(8) In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty at that date by making a final payment of $6,135.

(9) The outstanding principal balance of this loan at maturity will be approximately $5,400; however, the balance will increase to $8,500 at completion of development.

(10) The notes were issued in an offering registered with the SEC.

(11) Short-term borrowings include the secured $75,000 Deutsche Bank Short-Term Loan and the unsecured $5,000 JPMorgan Loan Sales Facility. The JPMorgan Loan Sales Facility is a $50,000 uncommitted credit facility.

         Below are the aggregate principal amounts due as of June 30, 2001 under the Fleet Facility and other indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.


                               SECURED      UNSECURED        TOTAL
                             ----------     ----------     ----------
2001                         $   87,293     $    5,000     $   92,293
2002                             73,913        150,000        223,913
2003                             41,059             --         41,059
2004                            236,857        370,000        606,857
2005                            328,863             --        328,863
Thereafter                      827,030        250,000      1,077,030
                             ----------     ----------     ----------
                             $1,595,015     $  775,000     $2,370,015
                             ==========     ==========     ==========


         As of June 30, 2001, the Company was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt.

DEBT REFINANCING AND FLEET FACILITY

         In May 2001, the Company (i) repaid and retired the UBS Facility which consisted of the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II; (ii) repaid and retired the iStar Financial Note; and (iii) modified the Fleet Term Note II with proceeds from a $970,000 debt refinancing.

New Debt Resulting from Refinancing


                                     MAXIMUM             INTEREST             MATURITY
           DESCRIPTION             BORROWING               RATE                DATE
           -----------            ------------           --------             ---------
Fleet Facility                    $400,000(1)   LIBOR + 187.5 basis points    2004(2)
Fleet Fund I and II Term Loan     $275,000      LIBOR + 325 basis points      2005
Deutsche Bank - CMBS Loan         $220,000      LIBOR + 234 basis points      2004(3)
Deutsche Bank Short-Term Loan     $ 75,000      LIBOR + 300 basis points      2001(4)

----------
(1) The $400,000 Fleet Facility is an unsecured revolving line of credit with an interest rate at June 30, 2001 of 5.83%.

(2)  One-year extension option

(3)  Two one-year extension options

(4)  Two six-month extension options

Debt Repaid or Modified by Refinancing



                          MAXIMUM               INTEREST         MATURITY      BALANCE
    DESCRIPTION          BORROWING                RATE             DATE      REPAID/MODIFIED
    -----------          ---------              --------         --------    --------------
UBS Line of Credit       $300,000      LIBOR + 250 basis points    2003         $165,000
UBS Term Loan I          $146,775      LIBOR + 250 basis points    2003         $146,775
UBS Term Loan II         $326,677      LIBOR + 275 basis points    2004         $326,677
Fleet Term Note II       $200,000      LIBOR + 400 basis points    2003         $200,000
iStar Financial Note     $ 97,123      LIBOR + 175 basis points    2001         $ 97,123

9. INTEREST RATE CAPS:

         In connection with the closing of the Deutsche Bank - CMBS Loan in May 2001, the Company entered into a LIBOR interest rate cap struck at 7.16% in the notional amount of $220,000, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charges to earnings. As the significant terms of these arrangements are substantially the same, the affects of a revaluation of these instruments are expected to substantially offset each other.

10. CASH FLOW HEDGES:

         The Company uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of June 30, 2001, the Company had entered into three cash flow hedge agreements which are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," which was adopted in the third quarter of 1999.

         The following table shows information regarding the Company's cash flow hedge agreements as of June 30, 2001 and additional interest expense for the six months ended June 30, 2001:



                                                                   ADDITIONAL
                                                               INTEREST EXPENSE
   NOTIONAL        MATURITY    REFERENCE          FAIR         FOR THE SIX MONTHS
    AMOUNT           DATE         RATE        MARKET VALUE     ENDED JUNE 30, 2001
   --------        --------    ---------      ------------     -------------------
     $ 200,000       9/1/03      6.183%         $(6,140)            $  729
     $ 200,000       2/4/03       7.11%         $(8,685)            $1,931
     $ 100,000(1)   4/18/04       6.76%         $(4,984)            $  792

----------

(1) Fleet has an option to terminate the agreement at the end of the third year of the agreement. Since Fleet has the option to terminate the cash flow hedge agreement early, any changes in the time value of the cash flow hedge will be recorded through earnings.

         The Company has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable-rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. The Company uses the cumulative approach, as described in Derivatives Implementation Group ("DIG") Issue E8, to assess effectiveness of the cash flow hedges. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133. The measurement of hedge ineffectiveness will be based on the cumulative dollar offset method. Under this method, the Company will compare the changes in the floating rate leg of each cash flow hedge to the floating rate cash flows of the hedged items. The cash flow hedges are expected to be highly effective. Changes in the fair value of these highly effective hedging instruments are to be recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings when the hedged items impact earnings. If any of the cash flow hedges fall outside 80%-125% effectiveness, all changes in the fair value of those cash flow hedges will be recognized in earnings during the current period.

         Over the next twelve months, an estimated $10,100 will be reclassified from accumulated other comprehensive income to earnings related to the effective portions of the cash flow hedge agreements.

11. MINORITY INTEREST:

         Minority interest represents (i) the limited partner interests owned by limited partners other than Crescent Equities in the Operating Partnership ("units"), and (ii) joint venture and preferred equity interests held by third parties in other consolidated subsidiaries. Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent Equities' percentage interest in the Operating Partnership increases. During the six months ended June 30, 2001, there were 393,524 units exchanged for 787,048 common shares of Crescent Equities.

12. SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY:

         As of June 30, 2001, Funding IX held seven Office Properties and one Resort/Hotel Property. The Company owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of June 30, 2001, GMAC Commercial Mortgage Corporation ("GMACCM") held $218,400 of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units receive a preferred variable-rate dividend currently calculated at LIBOR plus 450 basis points, or approximately 8.5% per annum as of June 30, 2001, and are redeemable at the option of the Company at the original purchase price.

13. SHAREHOLDERS' EQUITY:

EMPLOYEE STOCK PURCHASE PLAN

         On June 25, 2001, the shareholders of the Company approved adoption of a new Employee Stock Purchase Plan (the "ESPP"), that is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP provides for the grant of rights to purchase common shares at a discount. The ESPP is not subject to the provisions of ERISA. The ESPP will terminate on May 14, 2011.

         The 1,000,000 common shares that may be issued pursuant to the purchase of common shares under the ESPP represent less than 0.81% of the Company's outstanding common shares at June 30, 2001. The aggregate fair market value of the 1,000,000 common shares that may be issued under the ESPP is approximately $24,700 based on the closing price of the common shares on July 25, 2001.

SHARE REPURCHASE PROGRAM

         On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of the Company's outstanding common shares from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"), in an amount not to exceed $500,000.

         The Company commenced its Share Repurchase Program in March 2000. As of June 30, 2001, the Company had repurchased 14,488,909 common shares at an average price of $19.51 per common share for an aggregate of approximately $282,699. As of June 30, 2001, the Company held 14,468,623 of the repurchased common shares in a wholly-owned subsidiary. The 14,468,623 common shares were repurchased with the net proceeds of the sale of Class A Units in Funding IX and with a portion of the net proceeds from the sale of one of the Properties held by Funding IX. See "Note 12. Sale of Preferred Equity Interests in Subsidiary." These common shares are consolidated as treasury shares in accordance with GAAP. However, these shares are held in a wholly-owned subsidiary of the Company until all of the Class A Units are redeemed. Distributions will continue to be paid on these repurchased common shares and will be used to pay dividends on the Class A Units.

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

DISTRIBUTIONS

         The following table summarizes the distributions paid or declared to common shareholders, unitholders and preferred shareholders during the six months ended June 30, 2001.

                                                                       ANNUALIZED
                                 DIVIDEND/        RECORD     PAYMENT     DIVIDEND/       TOTAL
           SECURITY              DISTRIBUTION      DATE       DATE     DISTRIBUTION     AMOUNT
           --------              ------------     -------    -------   ------------     -------
 Common Shares/Units(1)             $0.55         1/31/01    2/15/01       $2.20       $74,697(2)
 Common Shares/Units(1)             $0.55         4/30/01    5/15/01       $2.20       $74,789(2)
 Common Shares/Units(1)             $0.55         7/31/01    8/15/01       $2.20       $74,986(2)
 6 3/4% Series Preferred Shares     $0.42         1/31/01    2/15/01       $1.69       $ 3,375
 6 3/4% Series Preferred Shares     $0.42         4/30/01    5/15/01       $1.69       $ 3,375
 6 3/4% Series Preferred Shares     $0.42         7/31/01    8/15/01       $1.69       $ 3,375

----------

(1) Represents one-half the amount of the distribution per unit because each unit is exchangeable for two common shares.

(2) As of June 30, 2001, the Company was holding 14,468,623 of its common shares. These distribution amounts include $7,957 for each of the distributions paid on February 15, 2001, May 15, 2001 and August 15, 2001, which were paid on common shares held by the Company. These distributions are eliminated in consolidation.

14. RELATED PARTY INVESTMENT:

DBL HOLDINGS, INC.

         On June 30, 2000, the Company contributed approximately $23,800 to DBL Holdings, Inc. ("DBL"). The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., a wholly-owned subsidiary, that subsequently used the contribution to acquire a limited partner interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and is managed by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, and Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, each own 50% of the entity that ultimately controls GMSP. Mr. Rainwater is a limited partner of GMSP. At June 30, 2001, DBL's primary holdings consisted of the 12.5% investment in G2, and the Company's indirect investment in G2 was approximately $16,800.

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of June 30, 2001, the Company had loaned approximately $31,182 (including approximately $1,083 loaned during the six months ended June 30, 2001) to certain employees and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and unit incentive plans. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. These loans bear interest equal to the weighted average interest rate of the Company at the end of the preceding quarter plus 50 basis points, with five-year interest-only terms, and mature between July 2001 and October 2005. At June 30, 2001, accrued interest in the amount of $650 was outstanding on these loans.

15. SALE OF MARKETABLE SECURITIES:

         During April and May 2001, the Company sold certain marketable securities which resulted in a net gain of approximately $6,000.

16. CBHS:

         During the six months ended June 30, 2001, in connection with the bankruptcy proceedings of Charter Behavioral Health Systems ("CBHS"), the former operator of the Behavioral Healthcare Properties, the Company collected approximately $6,000 of a $10,000 working capital loan made to CBHS during the year ended December 31, 1999, which is included in Interest and Other Income of $26,637. This amount was previously expensed in 1999 with the recapitalization of CBHS.

         The Company sold eight Behavioral Healthcare Properties during the six months ended June 30, 2001. As of June 30, 2001, the Company owned 20 Behavioral Healthcare Properties. See "Note 18. Dispositions." The Company has entered into contracts or letters of intent to sell seven additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 13 Behavioral Healthcare Properties.

17. JOINT VENTURE ARRANGEMENTS:

FIVE HOUSTON CENTER

         On June 4, 2001, the Company entered into a joint venture arrangement with a pension fund advised by JPMorgan Investment Management, Inc. ("JPM") to construct Five Houston Center within the Company's Houston Center mixed-use Office Property complex in Houston, Texas. The joint venture is structured such that JPM holds a 75% equity interest, and the Company holds a 25% equity interest, which is accounted for under the equity method. The Company contributed approximately $8,500 of land and $12,300 of development costs to the joint venture entity and received $14,800 in net proceeds. In addition, the Company will develop, manage and lease the Property on a fee basis. The Class A Office Property, which will consist of 577,000 net rentable square feet, is currently 74% leased.

         During the second quarter of 2001, the joint venture entity obtained an $82,500 construction loan, due May 2004, that bears interest at prime plus 100 basis points or LIBOR plus 225 basis points at the discretion of the borrower.

18. DISPOSITIONS:

BEHAVIORAL HEALTHCARE PROPERTIES

         During the six months ended June 30, 2001, the Company completed the sale of eight Behavioral Healthcare Properties previously classified as held for disposition. The sales generated approximately $16,447 in net proceeds and a net loss of approximately $461 for the six months ended June 30, 2001. The net proceeds from the sale of the eight Behavioral Healthcare Properties sold during the six months ended June 30, 2001 were used primarily to pay down variable-rate debt.

19. COPI:

         COPI was formed to become a lessee and operator of various assets to be acquired by the Company and to perform the intercompany agreement between COPI and the Company, pursuant to which each agreed to provide the other with rights to participate in certain transactions.

         In connection with the formation and capitalization of COPI, the Company contributed $14,100 to COPI and loaned approximately $35,900 to COPI pursuant to a five-year loan, which bears interest at 12% per annum, is collateralized by a lien on certain assets that COPI now owns or may acquire in the future, and matures in May 2002. Also, in connection with COPI's formation, the Company established a $20,400 line of credit, which bears interest at 12% per annum. The line of credit was amended in August 1998 and again in March 1999, which ultimately resulted in a decrease in the amount available to $17,200. In March 1999, the Company loaned approximately $19,500 to COPI pursuant to a three-year loan, which bears interest at 9% per annum, and is collateralized by certain assets that COPI now owns or may acquire in the future. In connection with the proposed acquisition by the Company of certain assets of COPI, as described below, the Company has agreed to defer all principal and interest payments due under the loans to COPI until the earlier of October 31, 2001 or closing of the proposed acquisition. As of June 30, 2001, COPI had approximately $20,000 (including accrued interest of $2,800) and $49,000 (including accrued interest of $5,500) outstanding under the line of credit and term loans, respectively, with the Company. In addition, the Company has agreed, subject to the closing of the proposed acquisition, to cease accruing interest on the loans beginning May 1, 2001. As a result, the Company stopped recognizing interest income on the loans as of May 1, 2001. The rent receivable balance at June 30, 2001 was approximately $33,900, of which approximately $26,600 has been deferred until the closing of the proposed acquisition by the Company of certain assets of COPI.

         On June 28, 2001, the Company entered into a definitive agreement with COPI for the acquisition of COPI's lease interests in the Resort/Hotel Properties and COPI's partnership interests and voting stock in the Residential Land Developments for $78,400 to be paid by a combination of cash and cancellation of rent due and substantially all outstanding debt payable to the Company. Not included in the cancellation of debt is a $16,800 note payable to the Company related to COPI's 40% ownership interest in AmeriCold Logistics LLC. The acquisition agreement takes advantage of the REIT Modernization Act, legislation which became effective January 1, 2001. The new legislation allows the Company, through its subsidiaries, to operate or lease certain of its investments that are currently operated or leased by COPI. Accordingly, as part of the acquisition agreement, the intercompany agreement between the Company and COPI will be terminated. The provisions of the acquisition agreement are summarized below.

         The Company, through its subsidiaries, will purchase from COPI:

o COPI's Resort/Hotel lease interests, including the lease interests of Sonoma Mission Inn & Spa, Ventana Inn & Spa, Hyatt Regency Beaver Creek, Canyon Ranch-Tucson, Canyon Ranch-Lenox, Denver Marriott City Center, Hyatt Regency Albuquerque and Renaissance Houston for $37,800. As a result of the purchase, the Company will receive 100% of the net cash flow from the Resort/Hotel operations.

o COPI's 52.5% partnership interest in the operator of The Woodlands, The Woodlands Operating Company, L.P., 100% of the voting common stock of Desert Mountain Development Corporation, The Woodlands Land Company, Inc. and Crescent Resort Development, Inc. (formerly Crescent Development Management Corp.) and other assets for $40,600. As a result of the purchase, the Company will gain control of the residential development corporations and obtain the 5% to 10% economic interests in the residential development projects currently held by COPI.

         In a related transaction, the Company agreed to acquire a $10,000 preferred interest in Crescent Machinery, Inc. ("Crescent Machinery"), a wholly-owned subsidiary of COPI. The Company also agreed to invest in SunTx Fulcrum Fund, L.P. ("SunTx"), a Dallas-based private equity opportunity fund committed to acquire a preferred interest in Crescent Machinery. As a limited partner of SunTx, the Company is committed to contribute up to $19,000 over a period of up to five years.

         The closings of these transactions are contingent upon approval by the shareholders of COPI and the satisfaction of other closing conditions.

20. BROADBAND:

         The Company has an equity investment in Broadband Office, Inc. ("Broadband"), a facilities-based provider of broadband data, video and voice communication services delivered over fiber optic networks; and related entities. In May 2001, Broadband filed for Chapter 11 bankruptcy protection. As of June 30, 2001, the Company's investment in Broadband was approximately $7,200. Yipes Communications Group, Inc. ("Yipes"), another telecom provider, has received approval from the federal bankruptcy court to acquire certain rights formerly owned by Broadband. In addition, Yipes has executed agreements with nine major real estate entities, including the Company, to assume telecom licensing agreements, in modified formats. As part of this transaction, the Company expects to acquire ownership of certain assets previously owned by Broadband in consideration for conveyance of its equity interest in Broadband. Therefore, Broadband's bankruptcy did not have a material effect on the Company's financial statements at June 30, 2001.

21. SUBSEQUENT EVENTS:

JOINT VENTURE ARRANGEMENTS

Four Westlake Park and Bank One Tower

         On July 30, 2001, the Company entered into a joint venture arrangement with an affiliate of General Electric Pension Fund, ("GE") for two Office Properties, Four Westlake Park in Houston, Texas and Bank One Tower in Austin, Texas. The joint venture is structured such that GE holds an 80% equity interest in each of Four Westlake Park, a 560,000 square foot Class A Office Property located in the Katy Freeway submarket of Houston, and Bank One Tower, a 390,000 square foot Office Property located in downtown Austin. The Company continues to hold the remaining 20% equity interest which will be accounted for under the equity method. In addition, the Company will manage and lease the Properties on a fee basis. The joint venture generated approximately $120,000 in net proceeds to the Company, including distributions to the Company resulting from mortgage financing at the joint venture level.

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

               o The Company's inability to consummate the proposed transaction with COPI;

               o The Company's inability to close anticipated sales of assets;

               o Adverse changes in real estate conditions (including rental rates and competition from other properties and new development of competing properties or a general downturn in the economy);

               o Adverse changes in conditions in the resort/business-class hotel markets or in the market for residential land or luxury residences, which include single-family homes, townhomes and condominiums (including a general downturn in the economy);

               o Adverse change in conditions in the temperature-controlled logistics business (including both industry-specific conditions and a general downturn in the economy which may further jeopardize the ability of the Company's tenant to pay all rent due to the Company;

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

         The following sections include information for each of the Company's investment segments for the six months ended June 30, 2001.

OFFICE SEGMENT

         As of June 30, 2001, the Company owned 79 Office Properties.

         The following table shows the same-store net operating income growth for the approximately 27.1 million square feet of Office Property space owned as of June 30, 2001, which excludes approximately 1.5 million square feet of Office Property space at Bank One Center, in which the Company owns a 50% non-controlling interest, and 0.1 million square feet of Office Property space at Avallon IV, which was completed during the six months ended June 30, 2001.




                                     FOR THE THREE MONTHS ENDED JUNE 30,         FOR THE SIX MONTHS ENDED JUNE 30,
                                   --------------------------------------    ---------------------------------------
                                                             PERCENTAGE/                                PERCENTAGE/
                                     2001        2000      POINT INCREASE       2001        2000      POINT INCREASE
                                   --------    --------    --------------     --------    --------    --------------
(DOLLARS IN MILLIONS)
Same-store Revenues ..........     $  151.3    $  139.6         8.4%          $  299.4    $  276.9         8.1%
Same-store Expenses ..........        (67.3)      (61.5)        9.4%            (134.0)     (123.8)        8.2%
                                   --------    --------                       --------    --------
Net Operating Income .........     $   84.0    $   78.1         7.6%          $  165.4    $  153.1         8.0%
                                   ========    ========                       ========    ========

Weighted Average Occupancy ...         93.1%       92.0%         1.1 pts          93.1%       91.5%        1.6 pts


         The following table shows renewed or re-leased leasing activity and the percentage increase of signed leasing rates compared to expiring leasing rates at the Company's Office Properties owned as of June 30, 2001.



                                       FOR THE THREE MONTHS ENDED JUNE 30, 2001
                              -----------------------------------------------------------
                                       SIGNED                 EXPIRING         PERCENTAGE
                                       LEASES                  LEASES           INCREASE
                              -------------------------  -------------------   ----------
Renewed or Re-leased(1)              443,000 sq. ft.                   N/A           N/A
Weighted average full-
     service rental rate(2)           $24.50 per sq. ft.   $20.05 per sq. ft.      22.2%
FFO annual net effective
     rental rate(3)                   $15.46 per sq. ft.   $10.95 per sq. ft.      41.2%


                                         FOR THE SIX MONTHS ENDED JUNE 30, 2001
                              -----------------------------------------------------------
                                       SIGNED                 EXPIRING         PERCENTAGE
                                       LEASES                  LEASES           INCREASE
                              -------------------------  -------------------   ----------
Renewed or Re-leased(1)             814,000 sq. ft.                   N/A           N/A
Weighted average full-
     service rental rate(2)          $23.83 per sq. ft.   $20.37 per sq. ft.      17.0%
FFO annual net effective
     rental rate(3)                  $14.61 per sq. ft.   $11.14 per sq. ft.      31.1%

----------
(1)  All of which have commenced or will commence during the next twelve months.
(2) Including free rent, scheduled rent increases taken into account under GAAP and expense recoveries.
(3) Calculated as weighted average full-service rental rate minus operating expenses.

RESORT/HOTEL SEGMENT

         As of June 30, 2001, the Company owned nine Resort/Hotel Properties.

         The following table shows weighted average occupancy, average daily rate and revenue per available room/guest night for the nine Resort/Hotel Properties for the three and six months ended June 30, 2001 and 2000.



                                                 FOR THE THREE MONTHS                          FOR THE SIX MONTHS
                                                    ENDED JUNE 30,                               ENDED JUNE 30,
                                        ----------------------------------------    ----------------------------------------
                                                                  PERCENTAGE/                                    PERCENTAGE/
                                                                     POINT                                          POINT
                                            2001       2000(1)     INCREASE             2001        2000(1)       INCREASE
                                        -----------   --------    -----------       -----------   -----------    -----------
Weighted average occupancy                      70%        78%       (8)pts              72%           78%          (6)pts
Average daily rate                           $ 247      $ 231         7 %             $ 261         $ 244            7 %
Revenue per available room/guest night       $ 170      $ 179        (5)%             $ 187         $ 188           (1)%

----------
(1) Excludes the Four Seasons Hotel - Houston, which was sold on November 3,
    2000.

         The following table shows Resort/Hotel Property same-store rental income for the three and six months ended June 30, 2001 and 2000, for the nine Resort/Hotel Properties owned during both of these periods. Rental income includes weighted average base rent with scheduled rent increases that would be taken into account under GAAP, and percentage rent.

                                           FOR THE THREE MONTHS                      FOR THE SIX MONTHS
                                              ENDED JUNE 30,                            ENDED JUNE 30,
                                    ----------------------------------      ----------------------------------
                                                            PERCENTAGE                              PERCENTAGE
                                      2001       2000        INCREASE         2001        2000       INCREASE
                                    --------   --------     ----------      --------    --------    ----------
(DOLLARS IN THOUSANDS)
Upscale Business-Class Hotels       $ 6,105    $ 6,298(1)      (3)%          $11,929    $11,661(1)      2 %
Destination Resort Properties         9,044      8,880          2             18,193     17,773         2
                                    -------    -------                       -------    -------
All Resort/Hotel Properties         $15,149    $15,178(1)      (0)%          $30,122    $29,434(1)      2 %
                                    =======    =======                       =======    =======

----------
(1) Excludes the Four Seasons Hotel - Houston, which was sold on November 3,
    2000.

INVESTMENT PARTNERSHIP

         In February 2000, the Company entered into an agreement with Sanjay Varma, a former senior executive officer of the Company, to form an investment partnership, which will seek destination resort properties and resort/hotel properties to acquire and manage under the "Sonoma Spa Resorts" brand and concept. The Company and Mr. Varma acquired a 93% and a 7% interest, respectively, in this new partnership. Mr. Varma also established a management company, which has contracted with COPI to manage either the property or assets of the Company's existing portfolio of Resort/Hotel Properties (excluding the Canyon Ranch resorts and the Hyatt Regency Beaver Creek), in addition to new properties the investment partnership acquires. During the first quarter of 2001, the Company reduced its non-voting interest in this management company to 10% to comply with the REIT Modernization Act, which became effective January 1, 2001.

RESIDENTIAL DEVELOPMENT SEGMENT

         The Company owns economic interests in five Residential Development Corporations through the Residential Development Property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, currently own interests in 19 upscale Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the upscale Residential Development Properties. Management plans to maintain the Residential Development Segment at its current investment level and reinvest returned capital in residential development projects that it expects to achieve comparable rates of return.

The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:

         The following table shows residential lot sales at an average price per lot and commercial land sales at an average price per acre.

                                            FOR THE THREE MONTHS                            FOR THE SIX MONTHS
                                               ENDED JUNE 30,                                 ENDED JUNE 30,
                                 -------------------------------------------     ------------------------------------------
                                         2001                  2000                      2001                   2000
                                 --------------------  ---------------------     -------------------    -------------------
(DOLLARS IN THOUSANDS)
Residential lot sales                     483                   449                      864                   1,012
Average sales price per lot             $  86                 $  44                    $  78                  $   45
Commercial land sales                      74 acres               6 acres                 77 acres                27 acres
Average sales price per acre            $ 324                 $ 428                    $ 329                  $  338

o Average sales price per lot increased by $33, or 73%, due to a product mix of higher priced lots from the Carlton Woods development in the six months ended June 30, 2001, compared to the same period in 2000. The number of lots sold decreased to 864 lots for the six months ended June 30, 2001, as compared to 1,012 lots for the same period in 2000, due to the higher priced product mix of lots available for sale.

o Future buildout of The Woodlands is estimated at approximately 12,700 residential lots and approximately 1,700 acres of commercial land, of which approximately 1,300 residential lots and 1,100 acres are currently in inventory.

Desert Mountain Properties Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:

         The following table shows residential lot sales at an average price per lot.

                                  FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                     ENDED JUNE 30,                 ENDED JUNE 30,
                               -------------------------       -----------------------
                                  2001          2000              2001         2000
                               ------------  -----------       ----------   ----------
(DOLLARS IN THOUSANDS)
Residential lot sales                   23           73               42          117
Average sales price per lot(1)     $ 1,029        $ 635            $ 841        $ 597

----------
(1)   Including equity golf memberships.

o With the higher priced residential lots being completed during the latter phases of development at Desert Mountain, the average sales price per lot increased by $244, or 41%, for the six months ended June 30, 2001, as compared to the same period in 2000. The number of lot sales decreased to 42 lots for the six months ended June 30, 2001, as compared to 117 lots for the same period in 2000. Management believes that the decrease in the number of lot sales is due to the slowing economy and the change to a higher priced product mix of lots available for sale.

o Approved future buildout of Desert Mountain is estimated to be in excess of 500 residential lots, of which approximately 174 are currently in inventory.

Crescent Resort Development, Inc., formerly Crescent Development Management Corp., ("CDMC"), Beaver Creek, Colorado:

         The following table shows total active projects, residential lot and residential unit sales and average sales price per lot and unit.

                                           FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                              ENDED JUNE 30,                       ENDED JUNE 30,
                                        ---------------------------           --------------------------
                                           2001             2000                 2001             2000
                                        -----------      ----------           ----------       ---------
(DOLLARS IN THOUSANDS)
Active projects                                 12              13                   12              13
Residential lot sales                           72              21                   74              26
Residential unit sales:
    Townhome sales                               4               -                    8               2
    Single-family home sales                     -               3                    -               4
    Condominium sales                            3               5                   12               6
Average sales price per residential lot    $    48         $   182               $   54           $ 175
Average sales price per residential unit   $ 1,700         $ 1,500               $1,500         $ 1,600

o Average sales price per lot decreased by $121, or 69%, due to a lower priced product mix sold in the second quarter at Eagle Ranch and Riverbend during the six months ended June 30, 2001, as compared to the same period in 2000.

o On September 22, 2000, CDMC closed a joint-venture arrangement with Booth Creek Ski Holdings, Inc., owner of the Northstar-at-Tahoe resort, a premier, up-scale ski resort located in North Lake Tahoe, California. The development is expected to span ten years and to include an enhanced core village with new restaurants and retail shops, hotels and spas, and an extensive residential product mix of over 2,000 condominium and townhome units. As of June 30, 2001, the Company had made capital contributions to CDMC of $53,300 with a total expected investment by the Company of approximately $75,000 over the life of the project. CDMC expects pre-sales to commence in the second quarter of 2002.

Mira Vista Development Corp. ("Mira Vista"), Fort Worth, Texas:

         The following table shows residential lot sales at an average price per lot.

                                   FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                      ENDED JUNE 30,                    ENDED JUNE 30,
                               -----------------------------     ------------------------------
                                   2001            2000              2001             2000
                               -------------   -------------     --------------   -------------
(DOLLARS IN THOUSANDS)
Residential lot sales                    13               8                 15              19
Average sales price per lot            $ 85           $ 107               $ 82            $ 96

o The number of lots sold decreased by four lots for the six months ended June 30, 2001, as compared to the same period in 2000, due to the completion of development and the decreased number of remaining lots to be sold.

o Decrease in average sales price per lot between years is due to a change in product mix.

Houston Area Development Corp. ("Houston Area Development"), Houston, Texas:

         The following table shows residential lot sales at an average price per lot.

                                  FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                     ENDED JUNE 30,                     ENDED JUNE 30,
                               ---------------------------        ---------------------------
                                  2001            2000               2001            2000
                               -----------     -----------        -----------     -----------
(DOLLARS IN THOUSANDS)
Residential lot sales                  37              56                 86             111
Average sales price per lot          $ 33            $ 26               $ 29            $ 27

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of June 30, 2001, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, LLC ("AmeriCold Logistics"), which is owned 60% by Vornado Operating, L.P. and 40% by a subsidiary of COPI. The Company has no interest in AmeriCold Logistics.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under six triple-net master leases. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146.0 million, the adjustment of the rental obligation for 2002 to $150.0 million (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5.0 million to $9.5 million (effective January 1, 2000) and the extension of the date on which deferred rent of $28.3 million (of which the Company's portion is $11.2 million) is required to be paid from March 11, 2002 to December 31, 2003.

         Management believes that earnings before interest, taxes, depreciation and amortization and rent ("EBITDAR") is a useful financial performance measure for assessing the relative stability of the financial condition of AmeriCold Logistics. The following table shows EBITDAR and lease payment for AmeriCold Logistics for the six months ended June 30, 2001.


                                   FOR THE SIX
                                   MONTHS ENDED
                                     JUNE 30,
                                       2001
                                  -------------
                               (DOLLARS IN MILLIONS)
EBITDAR(1)                                 $ 61
Lease Payment(2)                           $ 66

----------
(1) EBITDAR does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.
(2) Represents the base rent and percentage rent obligation (excluding the effect of straight-lining rents) of AmeriCold Logistics.

         AmeriCold Logistics' same-store EBITDAR declined 14% and 12% for the three and six months ended June 30, 2001 compared to the same periods in 2000. These declines are attributable to a reduction in total customer inventory stored at the warehouses and customer inventory turns. As a result, AmeriCold Logistics elected to defer $3.9 million of rent in the second quarter of 2001 of which the Company's share was $1.6 million.

                                                DEFERRED RENT                  VALUATION ALLOWANCE
                                         -----------------------------     -----------------------------
                                                           COMPANY'S                         COMPANY'S
                                             TOTAL          PORTION            TOTAL          PORTION
                                         -------------   -------------     -------------   -------------
         (DOLLARS IN MILLIONS)
Balance at December 31, 2000             $        24.4    $       9.6      $        16.3   $         6.5
For the six months ended June 30, 2001             3.9            1.6                3.9             1.6
                                         -------------   -------------     -------------   -------------
Total                                    $        28.3    $       11.2     $        20.2   $         8.1
                                         =============   =============     =============   =============


         The Temperature-Controlled Logistics Corporation completed the acquisition of one facility in the first quarter of 2001 for $10.0 million and expects to complete the construction of one facility in the third quarter of 2001 for $15.2 million, representing in aggregate approximately 8.5 million cubic feet (0.2 million square feet).

                              RESULTS OF OPERATIONS

         The following table shows the Company's financial data as a percentage of total revenues for the three and six months ended June 30, 2001 and 2000 and the variance in dollars between the three and six months ended June 30, 2001 and 2000. See "Note 6. Segment Reporting" included in "Item 1. Financial Statements" for financial information about investment segments.


                                             FINANCIAL DATA AS A PERCENTAGE OF TOTAL REVENUES
                                             ------------------------------------------------
                                              FOR THE THREE MONTHS      FOR THE SIX MONTHS   TOTAL VARIANCE IN DOLLARS BETWEEN THE
                                                 ENDED JUNE 30,            ENDED JUNE 30,      THREE MONTHS          SIX MONTHS
                                             ---------------------  -------------------------  ENDED JUNE 30,       ENDED JUNE 30,
                                                2001        2000       2001          2000      2001 AND 2000        2001 AND 2000
                                             ----------  ---------  ----------  -------------   ----------------    --------------
REVENUES:
   Office properties                              82.3%      84.2%      84.1%        84.5%        $   9.0                $  13.8
   Resort/Hotel properties                         8.5       10.6        8.7         10.3            (2.4)                  (3.9)
   Interest and other income                       9.2        5.2        7.2          5.2             8.4                    8.2
                                                 -----      -----      -----        -----         -------                -------
      TOTAL REVENUES                             100.0%     100.0%     100.0%       100.0%        $  15.0                $  18.1
                                                 -----      -----      -----        -----         -------                -------
EXPENSES:
   Operating expenses                             35.6%      35.4%      36.4%        36.3%        $   5.6                $   7.1
   Corporate general and administrative            3.6        2.3        3.3          2.6             2.8                    2.9
   Interest expense                               24.6       29.6       25.5         29.7            (5.0)                  (9.8)
   Amortization of deferred financing costs        1.2        1.3        1.3          1.3              --                     --
   Depreciation and amortization                  16.1       18.1       16.6         17.8            (1.1)                  (1.4)
   Impairment and other charges related
      to real estate assets                        6.9         --        4.1           --            13.2                   15.3
                                                 -----      -----      -----        -----         -------                -------
      TOTAL EXPENSES                              88.0%      86.7%      87.2%        87.7%        $  15.5                $  14.1
                                                 -----      -----      -----        -----         -------                -------
OPERATING INCOME                                  12.0%      13.3%      12.8%        12.3%        $  (0.5)               $   4.0

OTHER INCOME AND EXPENSE:
   Equity in net income of unconsolidated
      companies:
      Office properties                            0.6%       0.2%       0.6%         0.9%        $   0.8                $  (0.8)
      Residential development properties           5.1        6.7        5.5          6.3            (2.0)                  (1.8)
      Temperature-controlled logistics
         properties                                0.8        0.1        1.2          1.2             1.4                    0.2
      Other                                       (0.2)       1.8        0.3          1.5            (3.6)                  (4.1)
                                                 -----      -----      -----        -----         -------                -------
      TOTAL EQUITY IN NET INCOME FROM
        UNCONSOLIDATED COMPANIES:                  6.3%       8.8%       7.6%         9.9%        $  (3.4)               $  (6.5)

   (Loss) Gain on property sales, net             (0.4)       3.4       (0.1)         8.2            (6.8)                 (29.1)
                                                 -----      -----      -----        -----         -------                -------
      TOTAL OTHER INCOME AND EXPENSE               5.9%      12.2%       7.5%        18.1%        $ (10.2)               $ (35.6)
                                                 -----      -----      -----        -----         -------                -------
INCOME BEFORE MINORITY INTERESTS
   AND EXTRAORDINARY ITEM                         17.9%      25.5%      20.3%        30.4%        $ (10.7)               $ (31.6)

   Minority interests                             (4.3)      (4.9)      (4.9)        (4.5)            0.4                   (2.4)
                                                  -----      ----      -----        -----         -------                --------
NET INCOME BEFORE EXTRAORDINARY ITEM              13.6%      20.6%      15.4%        25.9%        $ (10.3)               $ (34.0)

   Extraordinary item - extinguishment
      of debt                                     (5.7)        --       (2.9)        (1.1)          (10.8)                  (6.9)
                                                 -----      -----      -----        -----         -------                -------
NET INCOME                                         7.9%      20.6%      12.5%        24.8%        $ (21.1)               $ (40.9)

   6 3/4% Series A Preferred Share
      distributions                               (1.8)      (1.9)      (1.8)        (1.9)             --                     --
   Share repurchase agreement return                --       (0.4)        --         (0.8)            0.7                    2.8
                                                 -----      -----      -----        -----         -------                -------
NET INCOME AVAILABLE TO
   COMMON SHAREHOLDERS                             6.1%      18.3%      10.7%        22.1%        $ (20.4)               $ (38.1)
                                                 =====      =====      =====        =====         =======                =======

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED JUNE 30, 2000

REVENUES

         Total revenues increased $15.0 million, or 8.6%, to $190.2 million for the three months ended June 30, 2001, as compared to $175.2 million for the three months ended June 30, 2000. The components of the increase in total revenues are discussed below.

         The increase in Office Property revenues of $9.0 million, or 6.1%, for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, is attributable to:

          o increased revenues of $11.1 million from the 79 Office Properties and three retail properties owned as of June 30, 2001, primarily as a result of increased weighted average full-service rental rates, increased average occupancy rates and increased operating expense recoveries due to increased operating expenses at these Properties; and

          o increased revenues of $1.0 million from incremental lease termination fees; partially offset by

          o decreased revenues of $3.1 million due to the disposition of five Office Properties during the second and third quarters of 2000.

         Interest and other income increased $8.4 million, or 91.3%, primarily due to:

          o net increase of $2.3 million partially attributable to the collection of $5.0 million from CBHS on a working capital loan that was previously expensed in conjunction with the recapitalization of CBHS, compared with $3.2 million of base rent collected in the second quarter of 2000;

          o    gain recognized on marketable securities of $6.0 million; and

          o development fee and lease commission revenue from Five Houston Center of $1.7 million; partially offset by

          o decreased interest of $1.0 million recorded on COPI notes as a result of the loan amendments entered into with COPI on June 28, 2001.

         The decrease in Resort/Hotel Property revenues of $2.4 million, or 13.0%, for the three months ended June 30 2001, as compared to the three months ended June 30, 2000, is attributable to decreased revenues from the business-class hotels of $2.3 million, due to the disposition of the Four Seasons Hotel - Houston during 2000.

EXPENSES

         Total expenses increased $15.5 million, or 10.2%, to $167.4 million for the three months ended June 30, 2001, as compared to $151.9 million for the three months ended June 30, 2000. The primary components of the increase in total expenses are discussed below.

         The increase in Office Property operating expenses of $5.6 million, or 9.0%, for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, is attributable to:

          o increased expenses of $6.9 million from the 79 Office Properties and three retail properties owned as of June 30, 2001, primarily as a result of increased rates for electricity and increased property taxes during the three months ended June 30, 2001, as compared to the same period in 2000; partially offset by

          o decreased expenses of $1.3 million due to the disposition of five Office Properties during the second and third quarters of 2000.

         The increase in corporate general and administrative expenses of $2.8 million, or 68.3%, is primarily due to additional personnel, technology initiatives and employee retention programs.

         An additional increase in expenses of $13.2 million is due to the impairment related to Behavioral Healthcare Properties of $1.2 million and the impairment of $12.0 million due to the conversion of the Company's preferred interest in Metropolitan Partners, LLC ("Metropolitan") into common shares of Reckson Associates Realty Corp. ("Reckson") during the three months ended June 30, 2001.

         The decrease in interest expense of $5.0 million, or 9.7%, for the three months ended June 30, 2001, as compared to the same period in 2000, is attributable to a decrease in the average debt balance of $110.0 million, or $2.0 million of interest expense combined with a decrease in the weighted average interest rate of 0.45%, or $3.0 million of interest expense.

OTHER INCOME

         Other income decreased $10.2 million, or 47.7%, to $11.2 million for the three months ended June 30, 2001, as compared to $21.4 million for the three months ended June 30, 2000. The components of the decrease in other income are discussed below.

         The decrease in equity in net income of unconsolidated companies of $3.4 million, or 22.2%, for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, is primarily attributable to:

          o a decrease in equity in net income of unconsolidated Residential Development Properties of $2.0 million, or 17.1%, primarily attributable to lower lot sales at Desert Mountain during the three months ended June 30, 2001 resulting in a decrease of $7.6 million; partially offset by higher commercial acreage sales at The Woodlands resulting in an increase of $6.2 million; and

          o a decrease in equity in net income of other unconsolidated Properties of $3.6 million, or 120%, primarily attributable to the $1.9 million impairment of an investment in Empori combined with lower earnings from DBL Holdings, Inc. due to an approximate $10.0 million return of investment received in March 2001; partially offset by

          o an increase in equity in net income of the unconsolidated Office Properties of $0.8 million, or 200%, primarily attributable to lower interest expense at one of the unconsolidated Office Properties.

         The decrease in net gain on property sales of $6.8 million, or 111.5%, is attributable to a decrease in the number of Properties sold during the three months ended June 30, 2001, as compared to the same period in 2000.

EXTRAORDINARY ITEM

         The increase in extraordinary items of $10.8 million is attributable to the write-off of deferred financing costs related to the early extinguishment of the UBS Facility in May 2001.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED JUNE 30, 2000

REVENUES

         Total revenues increased $18.1 million, or 5.2%, to $369.1 million for the six months ended June 30, 2001, as compared to $351.0 million for the six months ended June 30, 2000. The components of the increase in total revenues are discussed below.

         The increase in Office Property revenues of $13.8 million, or 4.7%, for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, is attributable to:

          o increased revenues of $23.0 million from the 79 Office Properties and three retail properties owned as of June 30, 2001, primarily as a result of increased weighted average full-service rental rates, increased average occupancy rates and increased operating expense recoveries due to increased operating expenses at these Properties; and

          o increased revenues of $2.4 million from lease termination fees and other Office Property revenues; partially offset by

          o decreased revenues of $11.6 million due to the disposition of 11 Office Properties and four retail properties during 2000.

         Interest and other income increased $8.2 million, or 44.6%, primarily due to;


          o net increase of $0.6 million due to the collection of $6.0 million from CBHS on a working capital loan that was previously expensed in conjunction with the recapitalization of CBHS, compared with $5.4 million of base rent collected in the six months ended June 30, 2000;

          o    gain recognized on marketable securities of $6.0 million; and

          o development fee and lease commission revenue from Five Houston Center of $1.7 million.

         The decrease in Resort/Hotel Property revenues of $3.9 million, or 10.8%, for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, is attributable to decreased revenues from the business-class hotels of $4.7 million due to the disposition of the Four Seasons Hotel - Houston during 2000, which was partially offset by increased revenues at the destination resort properties of $0.8 million.

EXPENSES

         Total expenses increased $14.1 million, or 4.6%, to $321.9 million for the six months ended June 30, 2001, as compared to $307.8 million for the six months ended June 30, 2000. The primary components of the increase in total expenses are discussed below.

         The increase in Office Property operating expenses of $7.1 million, or 5.6%, for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, is attributable to:

          o increased expenses of $12.5 million from the 79 Office Properties and three retail properties owned as of June 30, 2001, primarily as a result of increased rates for electricity, and increased property taxes during the six months ended June 30, 2001, as compared to the same period in 2000; partially offset by

          o decreased expenses of $5.4 million due to the disposition of 11 Office Properties and four retail properties during 2000.

         The increase in corporate general and administrative expenses of $2.9 million, or 31.2%, is primarily due to additional personnel, technology initiatives and employee retention programs.

         An additional increase in expenses of $15.3 million is primarily due to the impairment related to the Behavioral Healthcare Properties of $3.5 million and the impairment of $12.0 million due to the conversion of the Company's preferred interest in Metropolitan into common shares of Reckson during the six months ended June 30, 2001.

         The decrease in interest expense of $9.8 million, or 9.4%, for the six months ended June 30, 2001, as compared to the same period in 2000, is primarily attributable to a decrease in the average debt balance of $157.0 million, or $6.3 million of interest expense, combined with a decrease in the weighted average interest rate of 0.27%, or $3.2 million of interest expense.

OTHER INCOME

         Other income decreased $35.6 million, or 56.0%, to $28.0 million for the six months ended June 30, 2001, as compared to $63.6 million for the six months ended June 30, 2000. The components of the decrease in other income are discussed below.

         The decrease in equity in net income of unconsolidated companies of $6.5 million, or 18.7%, for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, is primarily attributable to:

          o a decrease in equity in net income of the Residential Development Properties of $1.8 million, or 8.1%, primarily attributable to lower lot sales at Desert Mountain during the six months ended June 30, 2001 resulting in a decrease of $8.5 million; partially offset by higher commercial acreage sales at The Woodlands resulting in an increase of $6.2 million; and

          o a decrease in equity in net income of other unconsolidated companies of $4.1 million, or 77.4%, primarily due to the impairment of an investment in Empori combined with lower earnings from DBL Holdings, Inc. due to an approximate $10.0 million return of investment received in March 2001.

         The decrease in net gain on property sales of $29.1 million, or 101.0%, is attributable to a decrease in the number of Properties sold during the six months ended June 30, 2001, as compared to the same period in 2000.

EXTRAORDINARY ITEMS

         The increase in extraordinary items of $6.9 million, or 176.9%, is attributable to the write-off of deferred financing costs related to the early extinguishment of the UBS Facility in 2001 of $10.8 million compared with the write-off of deferred financing costs related to the early extinguishment of the BankBoston Facility in 2000 of $3.9 million.

                         LIQUIDITY AND CAPITAL RESOURCES


                                                           JUNE 30,
                                                             2001
                                                       ----------------
                                                        (in millions)
Cash Provided by Operating Activities                  $          117.8
Cash Used in Investing Activities                                 (68.8)
Cash Used in Financing Activities                                 (64.5)
                                                       ----------------
Decrease in Cash and Cash Equivalents                  $          (15.5)
Cash and Cash Equivalents Beginning of Period                      39.0
                                                       ----------------
Cash and Cash Equivalents End of Period                $           23.5
                                                       ================




OPERATING ACTIVITIES

         The Company's cash provided by operating activities of $117.8 million is attributable to $126.5 million from Property operations, partially offset by $8.7 million representing equity in earnings in excess of distributions received from unconsolidated Residential Development Properties.

INVESTING ACTIVITIES

         The Company's use of cash for investing activities of $68.8 million is attributable to:

          o $57.5 million of additional investment in unconsolidated companies, consisting primarily of investments in (i) the upscale Residential Development Properties of $50.8 million, primarily as a result of CDMC's investment in the Northstar-at-Tahoe resort,
               (ii) Temperature-Controlled Logistics Properties of $5.6 million and (iii) other unconsolidated companies of $0.8 million;

          o $21.7 million for the development of investment properties, including development of Office Properties and expansions and renovations at the Resort/Hotel Properties;

          o $22.3 million for recurring and non-recurring tenant improvement and leasing costs for the Office Properties;

          o $18.4 million for capital expenditures on rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties; and

          o a $13.7 million increase in notes receivable, primarily as a result of interest accrued in 2001 of approximately $10.0 million related to the loans to AmeriCold Logistics.

         The Company's use of cash for investing activities is partially offset by:


          o $27.8 million from return of investment in unconsolidated Office Properties, Residential Development Properties and other unconsolidated companies;

          o $17.6 million of net sales proceeds primarily attributable to the disposition of Behavioral Healthcare Properties;

          o    $16.3 million of proceeds from joint venture partner; and

          o a $3.1 million decrease in restricted cash and cash equivalents, primarily due to escrow deposits for capital expenditures during the second quarter of 2001.

FINANCING ACTIVITIES

         The Company's use of cash for financing activities of $64.5 million is primarily attributable to:


          o    net repayment of the UBS Facility of $553.4 million;

          o distributions to common shareholders and unitholders of $133.6 million;

          o repayment and retirement of the iStar Financial Note of $97.1 million;

          o    debt financing costs of $14.8 million;

          o net capital distributions to joint venture partners of $12.6 million, primarily due to distributions of $11.2 million to joint venture preferred equity partners; and

          o    distributions to preferred shareholders of $6.8 million.

         The use of cash for financing activities is partially offset by:

          o    net borrowings under the Fleet Facility of $370.0 million;

          o proceeds from notes payable of $381.2 million, primarily attributable to the debt refinancing; and

          o proceeds from the exercise of common share options of $5.1 million.

JOINT VENTURE ARRANGEMENTS

Five Houston Center

         On June 4, 2001, the Company entered into a joint venture arrangement with a pension fund advised by JPMorgan Investment Management, Inc. ("JPM") to construct Five Houston Center within the Company's Houston Center mixed-use Office Property complex in Houston, Texas. The joint venture is structured such that JPM holds a 75% equity interest, and the Company holds a 25% equity interest, which is accounted for under the equity method. The Company contributed approximately $8.5 million of land and $12.3 million of development costs to the joint venture entity and received $14.8 million in net proceeds. In addition, the Company will develop, manage and lease the Property on a fee basis. The Class A Office Property, which will consist of 577,000 net rentable square feet, is currently 74% leased.

         During the second quarter of 2001, the joint venture entity obtained an $82.5 million construction loan, due May 2004, that bears interest at prime plus 100 basis points or LIBOR plus 225 basis points at the discretion of the borrower.

Four Westlake Park and Bank One Tower

         On July 30, 2001, the Company entered into a joint venture arrangement with an affiliate of General Electric Pension Fund ("GE") for two Office Properties, Four Westlake Park in Houston, Texas and Bank One Tower in Austin, Texas. The joint venture is structured such that GE holds an 80% equity interest in each of Four Westlake Park, a 560,000 square foot Class A Office Property located in the Katy Freeway submarket of Houston, and Bank One Tower, a 390,000 square foot Office Property located in downtown Austin. The Company continues to hold the remaining 20% equity interest which will be accounted for under the equity method. In addition, the Company will manage and lease the Properties on a fee basis. The joint venture generated approximately $120.0 million in net proceeds to the Company, including distributions to the Company resulting from mortgage financing at the joint venture level.

PROPERTY DISPOSITIONS

Behavioral Healthcare Properties

         During the six months ended June 30, 2001, the Company completed the sale of eight Behavioral Healthcare Properties previously classified as held for disposition. The sales generated approximately $16.4 million in net proceeds and a net loss of approximately $0.5 million for the six months ended June 30, 2001. During the six months ended June 30, 2001, the Company recognized an impairment loss of $3.5 million on four of the Behavioral Healthcare Properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for these four Properties. The net proceeds from the sale of the eight Behavioral Healthcare Properties sold during the six months ended June 30, 2001 were used primarily to pay down variable-rate debt.

SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY

         As of June 30, 2001, Funding IX held seven Office Properties and one Resort/Hotel Property. The Company owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of June 30, 2001, GMACCM held $218.4 million of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units receive a preferred variable-rate dividend currently calculated at LIBOR plus 450 basis points, or approximately 8.5% per annum as of June 30, 2001, and are redeemable at the option of the Company at the original purchase price.

         The Company will generally use the proceeds from any joint venture or sale of a Property held by Funding IX to redeem the Class A Units.

EMPLOYEE STOCK PURCHASE PLAN

         On June 25, 2001, the shareholders of the Company approved adoption of a new Employee Stock Purchase Plan (the "ESPP"), that is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP provides for the grant of rights to purchase common shares at a discount. The ESPP is not subject to the provisions of ERISA. The ESPP will terminate on May 14, 2011.

         The 1,000,000 common shares that may be issued pursuant to the purchase of common shares under the ESPP will represent less than 0.81% of the Company's outstanding common shares at June 30, 2001. The aggregate fair market value of the 1,000,000 common shares that may be issued under the ESPP is approximately $24.7 million based on the closing price of the common shares on July 25, 2001.

SHARE REPURCHASE PROGRAM

         On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of the Company's outstanding common shares from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"), in an amount not to exceed $500.0 million.

         The Company commenced its Share Repurchase Program in March 2000. As of June 30, 2001, the Company had repurchased 14,488,909 common shares at an average price of $19.51 per common share for an aggregate of approximately $282.7 million. As of June 30, 2001, the Company held 14,468,623 of the repurchased common shares in a wholly-owned subsidiary. The 14,468,623 common shares were repurchased with the net proceeds of the sale of Class A Units in Funding IX and with a portion of the net proceeds from the sale of one of the Properties held by Funding IX. See "Sale of Preferred Equity Interests in Subsidiary" above. These common shares are consolidated as treasury shares in accordance with GAAP. However, these shares are held in a wholly-owned subsidiary of the Company until all of the Class A Units are redeemed. Distributions will continue to be paid on these repurchased common shares and will be used to pay dividends on the Class A Units.

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

METROPOLITAN

         On May 24, 2001, the Company converted its $85.0 million preferred member interest in Metropolitan into approximately $75.0 million of common stock of Reckson.

COPI

         COPI was formed to become a lessee and operator of various assets to be acquired by the Company and to perform the intercompany agreement between COPI and the Company, pursuant to which each agreed to provide the other with rights to participate in certain transactions.

         In connection with the formation and capitalization of COPI, the Company contributed $14.1 million to COPI and loaned approximately $35.9 million to COPI pursuant to a five-year loan, which bears interest at 12% per annum, is collateralized by a lien on certain assets that COPI now owns or may acquire in the future, and matures in May 2002. Also, in connection with COPI's formation, the Company established a $20.4 million line of credit, which bears interest at 12% per annum. The line of credit was amended in August 1998 and again in March 1999, which ultimately resulted in a decrease in the amount available to $17.2 million. In March 1999, the Company loaned approximately $19.5 million to COPI pursuant to a three-year loan, which bears interest at 9% per annum, and is collateralized by certain assets that COPI now owns or may acquire in the future. In connection with the proposed acquisition by the Company of certain assets of COPI, as described below, the Company has agreed to defer all principal and interest payments due under the loans to COPI until the earlier of October 31, 2001 or closing of the proposed acquisition. As of June 30, 2001, COPI had approximately $20.0 million (including accrued interest of $2.8 million) and $49.0 million (including accrued interest of $5.5 million) outstanding under the line of credit and term loans, respectively, with the Company. In addition, the Company has agreed, subject to the closing of the proposed acquisition, to cease accruing interest on the loans beginning May 1, 2001. As a result, the Company stopped recognizing interest income on the loans as of May 1, 2001. The rent receivable balance at June 30, 2001 until the closing of the proposed acquisition by the Company of certain assets of COPI was approximately $34.0 million, of which approximately $26.6 million has been deferred until the closing of the proposed acquisition by the Company of certain assets of COPI.

         On June 28, 2001, the Company entered into a definitive agreement with COPI for the acquisition of COPI's lease interests in the Resort/Hotel Properties and COPI's partnership interests and voting stock in the Residential Land Developments for $78.4 million to be paid by a combination of cash and cancellation of rent due and substantially all outstanding debt payable to the Company. Not included in the cancellation of debt is a $16.8 million note payable to the Company related to COPI's 40% ownership interest in AmeriCold Logistics LLC. The acquisition agreement takes advantage of the REIT Modernization Act, legislation which became effective January 1, 2001. The new legislation allows the Company, through its subsidiaries, to operate or lease certain of its investments that are currently operated or leased by COPI. Accordingly, as part of the acquisition agreement, the intercompany agreement between the Company and COPI will be terminated. The provisions of the acquisition agreement are summarized below.

         The Company, through its subsidiaries, will purchase from COPI:

         o COPI's Resort/Hotel lease interests, including the lease interests of Sonoma Mission Inn & Spa, Ventana Inn & Spa, Hyatt Regency Beaver Creek, Canyon Ranch-Tucson, Canyon Ranch-Lenox, Denver Marriott City Center, Hyatt Regency Albuquerque and Renaissance Houston for $37.8 million. As a result of the purchase, the Company will receive 100% of the net cash flow from the Resort/Hotel operations.

         o COPI's 52.5% partnership interest in the operator of The Woodlands, The Woodlands Operating Company, L.P., 100% of the voting common stock of Desert Mountain Development Corporation, The Woodlands Land Company, Inc. and Crescent Resort Development, Inc. (formerly Crescent Development Management Corp.) and other assets for $40.6 million. As a result of the purchase, the Company will gain control of the residential development corporations and obtain the 5% to 10% economic interests in the residential development projects currently held by COPI.

         In a related transaction, the Company agreed to acquire a $10.0 million preferred interest in Crescent Machinery, Inc. ("Crescent Machinery"), a wholly-owned subsidiary of COPI. The Company also agreed to invest in SunTx Fulcrum Fund, L.P. ("SunTx"), a Dallas-based private equity opportunity fund committed to acquire a preferred interest in Crescent Machinery. As a limited partner of SunTx, the Company is committed to contribute up to $19.0 million over a period of up to five years.

         The closings of these transactions are contingent upon approval by the shareholders of COPI and the satisfaction of other closing conditions.

BROADBAND

         The Company has an equity investment in Broadband Office, Inc. ("Broadband"), a facilities-based provider of broadband data, video and voice communication services delivered over fiber optic networks; and related entities. In May 2001, Broadband filed for Chapter 11 bankruptcy protection. As of June 30, 2001, the Company's investment in Broadband was approximately $7.2 million. Yipes Communications Group, Inc. ("Yipes"), another telecom provider, has received approval from the federal bankruptcy court to acquire certain rights formerly owned by Broadband. In addition, Yipes has executed agreements with nine major real estate entities, including the Company, to assume telecom licensing agreements, in modified formats. As part of this transaction, the Company expects to acquire ownership of certain assets previously owned by Broadband in consideration for conveyance of its equity interest in Broadband.

LIQUIDITY REQUIREMENTS

         As of June 30, 2001, the Company had unfunded capital expenditures of approximately $77.2 million relating to expansion, construction, renovation and development projects and other capital investments. The table below specifies the Company's total capital expenditures relating to these projects, amounts funded to date, amounts remaining to be funded, and short-term and long-term capital expenditures.

                                                                                                  CAPITAL EXPENDITURES
                                                                                              -------------------------
(IN MILLIONS)                                     TOTAL          AMOUNT          AMOUNT       SHORT-TERM     LONG-TERM
                                                 PROJECT         FUNDED         REMAINING      (NEXT 12       (12+
                    PROJECT                      COST(1)         TO DATE         TO FUND       MONTHS)(2)    MONTHS)(2)
-----------------------------------------       --------         -------        ---------     -----------    ----------
Office Segment
      Avallon IV(3)                             $   11.8        $  (10.6)        $   1.2        $   1.2        $    --
      Five Houston Center(4)                        29.3            (6.7)           22.6           14.1            8.5
                                                --------        --------         -------        -------        -------
         Subtotal                               $   41.1        $  (17.3)        $  23.8        $  15.3        $   8.5

RESORT/HOTEL SEGMENT
      Renaissance Houston Hotel                 $   15.5        $  (14.6)        $   0.9        $   0.9        $    --
      Hyatt Regency Beaver Creek                     6.9            (5.9)            1.0            1.0             --
                                                --------        --------         -------        -------        -------
         Subtotal                               $   22.4        $  (20.5)        $   1.9        $   1.9        $    --

RESIDENTIAL DEVELOPMENT SEGMENT
      CDMC Northstar-at-Tahoe resort(5)         $   75.0        $  (53.3)        $  21.7        $   8.7        $  13.0
                                                --------        --------         -------        -------        -------

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT
      Facility expansion and acquisition        $   10.0        $   (9.2)        $   0.8        $   0.8        $    --
                                                --------        --------         -------        -------        -------

OTHER
      Crescent Machinery(6)                     $   10.0        $     --         $  10.0        $  10.0        $    --
      SunTx(6)                                      19.0              --            19.0            5.0           14.0
                                                --------        --------         -------        -------        -------
        Subtotal                                $   29.0        $     --         $  29.0        $  15.0        $  14.0
                                                --------        --------         -------        -------        -------
TOTAL                                           $  177.5        $ (100.3)        $  77.2        $  41.7        $  35.5
                                                ========        ========         =======        =======        =======

----------

(1)      All amounts are approximate.
(2) Reflects the Company's estimate of the breakdown between short-term and long-term capital expenditures.
(3) The construction on Avallon IV was substantially complete on May 15, 2001. The costs remaining primarily represent tenant improvement allowances.
(4) Total estimated cost is approximately $117.2 million. Construction of the planned 27-story, Class A office property of 577,000 net rentable square feet commenced in November 2000, and is expected to be completed in the fourth quarter of 2002. The Property is approximately 74% leased. In June 2001, the Company entered into a joint venture arrangement with JPM to construct Five Houston Center. The joint venture is structured such that JPM holds a 75% equity interest, and the Company holds a 25% equity interest. The Company contributed approximately $8.5 million of land and $12.3 million of development costs to the joint venture entity and received $14.8 million in net proceeds.
(5) See "Residential Development Segment" above for a description of the Company's investment in the Northstar-at-Tahoe resort.
(6) These commitments are related to the Company's pending transaction with COPI.

         The Company expects to fund its short-term capital expenditures of approximately $41.7 million and its obligations for debt that matures during 2001 of approximately $92.3 million, primarily through a combination of long-term construction financing, proceeds received from joint ventures and property sales, redeployment of capital returned from the Residential Development Segment, borrowings under the Fleet Facility and additional or replacement debt financing.

         The Company expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt, additional interest expense related to the cash flow hedge agreements, recurring capital expenditures, non-recurring capital expenditures, such as tenant improvement and leasing costs, and distributions to shareholders and unitholders), primarily through cash flow provided by operating activities. To the extent that the Company's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Company expects to finance such requirements with available cash, property sales, proceeds received from joint ventures, borrowings under the Fleet Facility or additional debt financing.

         The Company expects to fund its long-term capital expenditures of approximately $35.5 million primarily through long-term construction financing and additional borrowings. The Company's other long-term liquidity requirements consist primarily of maturities after December 31, 2001, under the Company's fixed and variable-rate debt, which totaled approximately $2.3 billion as of June 30, 2001. The Company expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives.

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

          o    Joint venture arrangements; and

          o    Issuance of additional unsecured debt.

REIT QUALIFICATION

         The Company intends to maintain its qualification as a REIT under
Section 856(c) of the Code. As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of its REIT taxable income to its shareholders.

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Company's primary debt financing arrangements existing as of June 30, 2001 are shown below (dollars in thousands).

                                                   INTEREST                        BALANCE
                                                   RATE AT                      OUTSTANDING AT
                                     MAXIMUM       JUNE 30,    EXPIRATION          JUNE 30,
      DESCRIPTION(1)                BORROWINGS       2001         DATE               2001
-----------------------------      -----------     --------   ------------      --------------
SECURED FIXED RATE DEBT:
   JP Morgan Mortgage Note         $   200,000       8.31%    October 2016      $   200,000
   AEGON Partnership Note              272,167       7.53       July 2009           272,167
   LaSalle Note I                      239,000       7.83      August 2027          239,000
   LaSalle Note II                     161,000       7.79       March 2028          161,000
   CIGNA Note                           63,500       7.47     December 2002          63,500
   Metropolitan Life Note V             38,963       8.49     December 2005          38,963
   Northwestern Life Note               26,000       7.66      January 2003          26,000
   Metropolitan Life Note I              9,084       8.88     September 2001          9,084
   Nomura Funding VI Note                8,260      10.07       July 2020             8,260
   Woodmen of the World Note             6,371       8.20       April 2009            6,371
   Rigney Promissory Note                  670       8.50     November 2012             670
                                   -----------     ------                       -----------
    Subtotal/Weighted Average      $ 1,025,015       7.87%                      $ 1,025,015
                                   -----------     ------                       -----------

UNSECURED FIXED RATE DEBT:
   Notes due 2007                  $   250,000       7.50%    September 2007    $   250,000
   Notes due 2002                      150,000       7.00     September 2002        150,000
                                   -----------     ------                       -----------
    Subtotal/Weighted Average      $   400,000       7.31%                      $   400,000
                                   -----------     ------                       -----------

SECURED VARIABLE RATE DEBT:
   Fleet Fund I and II Term Loan   $   275,000       7.25%      March 2005      $   275,000
   Deutsche Bank - CMBS Loan           220,000       6.32        May 2004           220,000
   Deutsche Bank Short-Term Loan        75,000       7.06     September 2001         75,000
                                   -----------     ------                       -----------
    Subtotal/Weighted Average      $   570,000       6.87%                      $   570,000
                                   -----------     ------                       -----------


UNSECURED VARIABLE RATE DEBT:
   JPMorgan Loan Sales Facility    $    50,000       5.63%                      $     5,000
   Fleet Facility                      400,000       5.83        May 2004           370,000
                                   -----------     ------                       -----------
                                   $   450,000       5.83%                      $   375,000
                                   -----------     ------                       -----------

    TOTAL/WEIGHTED AVERAGE         $ 2,445,015       7.21%(2)                   $ 2,370,015
                                   ===========     ======                       ===========

----------
(1) For more information regarding the terms of the Company's debt financing arrangements, including the amounts payable at maturity for non-amortizing loans, Properties securing the Company's secured debt and the method of calculation of the interest rate for the Company's variable-rate debt, see "Note 8. Notes Payable and Borrowings under Fleet Facility" included in "Item 1. Financial Statements."
(2) The overall weighted average interest rate does not include the effect of the Company's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.61%.

     Below are the aggregate principal amounts due as of June 30, 2001 under the Fleet Facility and other indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.

                              SECURED           UNSECURED             TOTAL
                            -----------         ---------          ----------
   (in thousands)
2001                        $    87,293         $   5,000          $   92,293
2002                             73,913           150,000             223,913
2003                             41,059                 -              41,059
2004                            236,857           370,000             606,857
2005                            328,863                 -             328,863
Thereafter                      827,030           250,000           1,077,030
                            -----------         ---------          ----------
                            $ 1,595,015         $ 775,000          $2,370,015
                            ===========         =========          ==========

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

         Debt service coverage ratios for a particular period are generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The calculation of the debt service coverage ratio for the Fleet Facility is calculated using the method described above, including certain pro forma adjustments and debt from unconsolidated entities. As of June 30, 2001, the Company was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt.

DEBT REFINANCING AND FLEET FACILITY

         In May 2001, the Company (i) repaid and retired the UBS Facility which consisted of the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II; (ii) repaid and retired the iStar Financial Note; and (iii) modified the Fleet Term Note II with proceeds from a $970.0 million debt refinancing.

NEW DEBT RESULTING FROM REFINANCING

                                        MAXIMUM                  INTEREST             MATURITY
              DESCRIPTION              BORROWING                   RATE                 DATE
----------------------------------     ---------       --------------------------     --------
         (dollars in millions)
Fleet Facility                          $ 400.0(1)     LIBOR + 187.5 basis points     2004(2)
Fleet Fund I and II Term Loan           $ 275.0        LIBOR + 325 basis points       2005
Deutsche Bank - CMBS Loan               $ 220.0        LIBOR + 234 basis points       2004(3)
Deutsche Bank Short-Term Loan           $  75.0        LIBOR + 300 basis points       2001(4)

----------
(1) The $400.0 million Fleet Facility is an unsecured revolving line of credit with an interest rate at June 30, 2001 of 5.83%.
(2) One-year extension option.
(3) Two one-year extension options.
(4) Two six-month extension options.

DEBT REPAID OR MODIFIED BY REFINANCING

                                        MAXIMUM                 INTEREST             MATURITY         BALANCE
           DESCRIPTION                 BORROWING                  RATE                 DATE       REPAID/MODIFIED
----------------------------------     ---------       ------------------------      --------     ---------------
      (dollars in millions)
UBS Line of Credit                      $ 300.0        LIBOR + 250 basis points        2003           $ 165.0
UBS Term Loan I                         $ 146.8        LIBOR + 250 basis points        2003           $ 146.8
UBS Term Loan II                        $ 326.7        LIBOR + 275 basis points        2004           $ 326.7
Fleet Term Note II                      $ 200.0        LIBOR + 400 basis points        2003           $ 200.0
iStar Financial Note                    $  97.1        LIBOR + 175 basis points        2001           $  97.1

INTEREST RATE CAPS

         In connection with the closing of the Deutsche Bank-CMBS Loan in May 2001, the Company entered into a LIBOR interest rate cap struck at 7.16% in the notional amount of $220.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charges to earnings. As the significant terms of these arrangements are substantially the same, the affects of a revaluation of these instruments are expected to substantially offset each other.

CASH FLOW HEDGES

         The Company uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of June 30, 2001, the Company had entered into three cash flow hedge agreements which are accounted for under SFAS No. 133, as amended by SFAS No. 138, which was adopted in the third quarter of 1999.

         The following table shows information regarding the Company's cash flow hedge agreements as of June 30, 2001 and additional interest expense for the six months ended June 30, 2001:


                                                                  ADDITIONAL
                                                                   INTEREST
                                                                    EXPENSE
   NOTIONAL        MATURITY      REFERENCE    FAIR MARKET     FOR THE SIX MONTHS
    AMOUNT           DATE           RATE         VALUE        ENDED JUNE 30, 2001
   --------        --------      ---------    -----------     ------------------
   $ 200.0          9/1/03         6.183%       $ (6.1)              $ 0.7
   $ 200.0          2/4/03          7.11%       $ (8.7)              $ 1.9
   $ 100.0(1)      4/18/04          6.76%       $ (5.0)              $ 0.8

----------
(1) Fleet has an option to terminate the agreement at the end of the third year of the agreement. Since Fleet has the option to terminate the cash flow hedge agreement early, any changes in the time value of the cash flow hedge will be recorded through earnings.

         The Company has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable-rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. The Company uses the cumulative approach, as described in DIG Issue E8, to assess effectiveness of the cash flow hedges. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133. The measurement of hedge ineffectiveness will be based on the cumulative dollar offset method. Under this method, the Company will compare the changes in the floating rate leg of each cash flow hedge to the floating rate cash flows of the hedged items. The cash flow hedges are expected to be highly effective. Changes in the fair value of these highly effective hedging instruments are to be recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings when the hedged items impact earnings. If any of the cash flow hedges fall outside 80%-125% effectiveness, all changes in the fair value of those cash flow hedges will be recognized in earnings during the current period.

         Over the next twelve months, an estimated $10.1 million will be reclassified from accumulated other comprehensive income to earnings related to the effective portions of the cash flow hedge agreements.

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

         The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the six months ended June 30, 2001 and 2000 were $133.6 and $145.9 million, respectively.

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

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND SHARES/UNITS IN THOUSANDS)

                                                            FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                               ENDED JUNE 30,                  ENDED JUNE 30,
                                                         -------------------------       -------------------------
                                                            2001           2000            2001             2000
                                                         ---------       ---------       ---------       ---------

Net income                                               $  14,962       $  36,062       $  46,210       $  87,184
Adjustments to reconcile net income to
    funds from operations:
Depreciation and amortization of real estate assets         29,524          30,353          59,019          60,145
Loss (Gain) on property sales, net                             792          (6,126)            462         (28,753)
Impairment and other adjustments related to
    real estate assets                                      14,174              --          15,324              --
Extraordinary item - extinguishment of debt                 10,802              --          10,802           3,928
Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies:
      Office Properties                                      2,015           1,789           4,055           1,717
      Residential Development Properties                     3,851          11,144           6,209          15,723
      Temperature-Controlled Logistics Properties            5,507           7,438          11,113          12,889
Unitholder minority interest                                 3,122           4,712           7,191          11,094
6 3/4% Series A Preferred Share distributions               (3,375)         (3,375)         (6,750)         (6,750)
                                                         ---------       ---------       ---------       ---------
Funds from operations(1)                                 $  81,374       $  81,997       $ 153,635       $ 157,177
                                                         =========       =========       =========       =========
Investment Segments:
    Office Segment                                       $  91,744       $  87,213       $ 181,897       $ 173,424
    Resort/Hotel Segment                                    16,016          18,346          31,768          35,637
    Residential Development Segment                         13,582          22,861          26,648          37,904
    Temperature-Controlled Logistics Segment                 7,139           7,630          15,464          17,117
    Corporate and other adjustments:
      Interest expense                                     (46,833)        (51,836)        (94,281)       (104,086)
      6 3/4% Series A Preferred Share distributions         (3,375)         (3,375)         (6,750)         (6,750)
      Other(2)(3)                                            9,990           5,240          11,042          13,258
      Corporate general and administrative                  (6,889)         (4,082)        (12,153)         (9,327)
                                                         ---------       ---------       ---------       ---------
Funds from operations(1)                                 $  81,374       $  81,997       $ 153,635       $ 157,177
                                                         =========       =========       =========       =========

Basic weighted average shares                              108,370         115,368         107,876         118,487
                                                         =========       =========       =========       =========
Diluted weighted average shares/units(4)                   123,723         130,391         123,351         133,168
                                                         =========       =========       =========       =========

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

         The following schedule reconciles the Company's basic weighted average shares to the diluted weighted average shares/units presented above:


                                              FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                  ENDED JUNE 30,            ENDED JUNE 30,
                                              --------------------      --------------------
(SHARES/UNITS IN THOUSANDS)                     2001         2000         2001         2000
                                              -------      -------      -------      -------
Basic weighted average shares:                108,370      115,368      107,876      118,487
Add:  Weighted average units                   13,241       14,050       13,608       14,012
      Share and unit options                    2,112          973        1,867          669
                                              -------      -------      -------      -------
Diluted weighted average shares/units         123,723      130,391      123,351      133,168
                                              =======      =======      =======      =======

RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)


                                                                               FOR THE SIX MONTHS
                                                                                 ENDED JUNE 30,
                                                                         -----------------------------
                                                                            2001               2000
                                                                         ---------           ---------
Funds from operations                                                    $ 153,635           $ 157,177
Adjustments:
  Depreciation and amortization of non-real estate assets                    1,565               1,102
  Amortization of deferred financing costs                                   4,732               2,341
  Gain on undeveloped land                                                     (90)                 --
  Minority interest in joint ventures profit and depreciation
    and amortization                                                        11,489               8,333
  Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies                                 (21,377)            (30,329)
  Change in deferred rent receivable                                        (1,651)             (5,846)
  Change in current assets and liabilities                                 (32,872)            (29,123)
  Distributions received in excess of earnings from
    unconsolidated companies                                                 4,254              12,176
  Equity in earnings in excess of distributions received from
    unconsolidated companies                                                (8,710)             (2,985)
  6 3/4% Series A Preferred Share distributions                              6,750               6,750
  Non cash compensation                                                         78                  39
                                                                         ---------           ---------
Net cash provided by operating activities                                $ 117,803           $ 119,635
                                                                         =========           =========

                                OFFICE PROPERTIES

         As of June 30, 2001, the Company owned 79 Office Properties located in 27 metropolitan submarkets in seven states with an aggregate of approximately
28.7 million net rentable square feet. The Company's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of June 30, 2001, the Company's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 76% of its office portfolio based on total net rentable square feet (40% for Dallas/Fort Worth and 36% for Houston).

OFFICE PROPERTIES TABLES

         The following table shows, as of June 30, 2001, certain information about the Company's Office Properties. In the table below "CBD" means central business district.

                                                                                                              WEIGHTED
                                                                                                              AVERAGE
                                                                                        NET                 FULL-SERVICE
                                                                                     RENTABLE               RENTAL RATE
                                          NO. OF                           YEAR        AREA      PERCENT     PER LEASED
        STATE, CITY, PROPERTY           PROPERTIES       SUBMARKET       COMPLETED   (SQ. FT.)   LEASED     SQ. FT. (1)
--------------------------------------  ----------  -------------------  ---------  -----------  -------    ------------

TEXAS
  DALLAS
    Bank One Center (2)                          1  CBD                       1987    1,530,957      86%      $ 23.27
    The Crescent Office Towers                   1  Uptown/Turtle Creek       1985    1,204,670      99(3)      32.00
    Fountain Place                               1  CBD                       1986    1,200,266      96         19.88
    Trammell Crow Center (4)                     1  CBD                       1984    1,128,331      82(3)      25.16
    Stemmons Place                               1  Stemmons Freeway          1983      634,381      88         17.46
    Spectrum Center (5)                          1  Far North Dallas          1983      598,250      89         24.01
    Waterside Commons                            1  Las Colinas               1986      458,739     100         21.03
    125 E. John Carpenter Freeway                1  Las Colinas               1982      445,993      90         29.54
    Reverchon Plaza                              1  Uptown/Turtle Creek       1985      374,165      75         21.36
    The Aberdeen                                 1  Far North Dallas          1986      320,629     100         19.40
    MacArthur Center I & II                      1  Las Colinas          1982/1986      294,069      93         23.95
    Stanford Corporate Centre                    1  Far North Dallas          1985      265,507      85         23.90
    12404 Park Central                           1  LBJ Freeway               1987      239,103     100         22.57
    Palisades Central II                         1  Richardson/Plano          1985      237,731     100         22.79
    3333 Lee Parkway                             1  Uptown/Turtle Creek       1983      233,769      92         22.86
    Liberty Plaza I & II                         1  Far North Dallas     1981/1986      218,813     100         16.49
    The Addison                                  1  Far North Dallas          1981      215,016     100         19.48
    Palisades Central I                          1  Richardson/Plano          1980      180,503     100         21.25
    Greenway II                                  1  Richardson/Plano          1985      154,329     100         24.04
    Greenway I & IA                              2  Richardson/Plano          1983      146,704     100         24.40
    Addison Tower                                1  Far North Dallas          1987      145,886      97         19.91
    5050 Quorum                                  1  Far North Dallas          1981      133,594      90         19.92
    Cedar Springs Plaza                          1  Uptown/Turtle Creek       1982      110,923      97         19.18
                                        ----------                                   ----------  ------       -------
     Subtotal/Weighted Average                  24                                   10,472,328      92%      $ 23.41
                                        ----------                                   ----------  ------       -------

  FORT WORTH
    Carter Burgess Plaza                         1  CBD                       1982      954,895      94(3)%   $ 15.94
                                        ----------                                   ----------  ------       -------

  HOUSTON
    Greenway Plaza Office Portfolio             10  Richmond-Buffalo     1969-1982    4,285,906      92%      $ 20.21
                                                    Speedway
    Houston Center                               3  CBD                  1974-1983    2,764,418      97         20.76
    Post Oak Central                             3  West Loop/Galleria   1974-1981    1,277,516      90         19.81
    The Woodlands Office Properties(6)          11  The Woodlands        1980-1996      771,176      99         17.04
    Four Westlake Park                           1  Katy Freeway              1992      561,065     100         20.85
    Three Westlake Park                          1  Katy Freeway              1983      414,206      69         23.04
    1800 West Loop South                         1  West Loop/Galleria        1982      399,777      72(3)      19.41
                                        ----------                                   ----------  ------       -------
     Subtotal/Weighted Average                  30                                   10,474,064      92%      $ 20.16
                                        ----------                                   ----------  ------       -------

                                                                                                                     WEIGHTED
                                                                                                                     AVERAGE
                                                                                              NET                  FULL-SERVICE
                                                                                           RENTABLE                RENTAL RATE
                                     NO. OF                                   YEAR           AREA       PERCENT     PER LEASED
      STATE, CITY, PROPERTY        PROPERTIES         SUBMARKET            COMPLETED       (SQ. FT.)     LEASED    SQ. FT. (1)
---------------------------------  ----------  ------------------------  --------------  -------------  --------   ------------

TEXAS
  AUSTIN
    Frost Bank Plaza                        1  CBD                                 1984        433,024      97%     $    24.50
    301 Congress Avenue(7)                  1  CBD                                 1986        418,338      80           26.56
    Bank One Tower                          1  CBD                                 1974        389,503      97           24.57
    Austin Centre                           1  CBD                                 1986        343,664      92           27.29
    The Avallon I, II, III; IV; V           3  Northwest                 1993/1997/2001        318,217      87(3)        24.68
    Barton Oaks Plaza One                   1  Southwest                           1986         99,895      98(3)        26.68
                                   ----------                                            -------------   -----      ----------
     Subtotal/Weighted Average              8                                                2,002,641      91%     $    25.49
                                   ----------                                            -------------   -----      ----------

COLORADO
  DENVER
    MCI Tower                               1  CBD                                 1982        550,807      99%     $    18.98
    Ptarmigan Place                         1  Cherry Creek                        1984        418,630      99           19.56
    Regency Plaza One                       1  Denver Technology Center            1985        309,862      99           24.71
    55 Madison                              1  Cherry Creek                        1982        137,176      99           20.28
    The Citadel                             1  Cherry Creek                        1987        130,652      99           23.20
    44 Cook                                 1  Cherry Creek                        1984        124,174     100           20.76
                                   ----------                                            -------------   -----      ----------
     Subtotal/Weighted Average              6                                                1,671,301      99%     $    20.78
                                   ----------                                            -------------   -----      ----------

  COLORADO SPRINGS
    Briargate Office and
     and Research Center                    1  Colorado Springs                    1988        252,857      82%     $    20.02
                                   ----------                                            -------------   -----      ----------

FLORIDA
  MIAMI
    Miami Center                            1  CBD                                 1983        782,686      94%     $    25.91
    Datran Center                           2  South Dade/Kendall             1986/1988        472,236      93           23.57
                                   ----------                                            -------------   -----      ----------
     Subtotal/Weighted Average              3                                                1,254,922      93%     $    25.04
                                   ----------                                            -------------   -----      ----------

ARIZONA
  PHOENIX
    Two Renaissance Square                  1  Downtown/CBD                        1990        476,373     100%     $    25.13
    6225 North 24th Street                  1  Camelback Corridor                  1981         86,451      34           22.15
                                   ----------                                            -------------   -----      ----------
     Subtotal/Weighted Average              2                                                  562,824      90%     $    24.95
                                   ----------                                            -------------   -----      ----------

WASHINGTON, D.C.
  WASHINGTON, D.C.
    Washington Harbour                      2  Georgetown                          1986        536,206     100%     $    40.81
                                   ----------                                            -------------   -----      ----------

NEW MEXICO
  ALBUQUERQUE
    Albuquerque Plaza                       1  CBD                                 1990        366,236      90%     $    19.39
                                   ----------                                            -------------   -----      ----------

CALIFORNIA
  SAN DIEGO
    Chancellor Park(8)                      1  University Town Center              1988        195,733      95%     $    25.42
                                   ----------                                            -------------   -----      ----------

     TOTAL/WEIGHTED AVERAGE                79                                               28,744,007      93%(3)  $    22.34(9)
                                   ==========                                            =============   =====      ==========

(1) Calculated based on base rent payable as of June 30, 2001, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.

(2) The Company has a 49.5% limited partner interest and a 0.5% general partner interest in the partnership that owns Bank One Center.

(3) Leases have been executed at certain Office Properties but had not commenced as of June 30, 2001. If such leases had commenced as of June 30, 2001, the percent leased for all Office Properties would have been 94%. The total percent leased for these Properties would have been as follows:
     Crescent Office Towers - 100%; Trammell Crow Center - 86%; Carter Burgess Plaza - 97%; 1800 West Loop South - 75%; The Avallon - 100%; Barton Oaks Plaza - 100%.

(4) The Company owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building.

(5) The Company owns the principal economic interest in Spectrum Center through an interest in Crescent Spectrum Center, L.P. which owns both a mortgage note secured by Spectrum Center and the ground lessor's interest in the land underlying the office building.

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

(9) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties as of June 30, 2001, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $22.49.

         The following table provides information, as of June 30, 2001, for the Company's Office Properties by state, city and submarket.

                                                                                                                            WEIGHTED
                                                                                                                            AVERAGE
                                                                                                      WEIGHTED              COMPANY
                                                                                                       AVERAGE     COMPANY    FULL-
                                                                   PERCENT     OFFICE      COMPANY     QUOTED      QUOTED   SERVICE
                                                     PERCENT OF   LEASED AT   SUBMARKET   SHARE OF     MARKET      RENTAL    RENTAL
                                           TOTAL       TOTAL       COMPANY     PERCENT     OFFICE    RENTAL RATE  RATE PER  RATE PER
                             NUMBER OF    COMPANY     COMPANY      OFFICE      LEASED/    SUBMARKET  PER SQUARE    SQUARE    SQUARE
   STATE, CITY, SUBMARKET    PROPERTIES    NRA(1)      NRA(1)    PROPERTIES  OCCUPIED(2)  NRA(1)(2)  FOOT(2)(3)    FOOT(4)   FOOT(5)
---------------------------  ----------  ----------  ----------  ----------  -----------  ---------  -----------  --------  --------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                3   3,859,554         13%      88%(6)        87%          21%   $   22.82    $ 25.32   $ 22.63
   Uptown/Turtle Creek                4   1,923,527          7       94(6)         89           32        25.48      31.18     28.50
   Far North Dallas                   7   1,897,695          7       94            84           16        24.37      24.45     21.08
   Las Colinas                        3   1,198,801          4       94            88            9        24.68      25.80     24.73
   Richardson/Plano                   5     719,267          3      100            97           12        22.98      25.65     23.00
   Stemmons Freeway                   1     634,381          2       88            90           25        21.64      19.10     17.46
   LBJ Freeway                        1     239,103          1      100            82            3        23.42      25.50     22.57
                               --------  ----------  ---------   ------       -------     --------    ---------    -------   -------
     Subtotal/Weighted Average       24  10,472,328         37%      92%           87%          16%   $   23.76    $ 25.94   $ 23.41
                               --------  ----------  ---------   ------       -------     --------    ---------    -------   -------

 FORT WORTH
   CBD                                1     954,895          3%      94%(6)        96%          26%   $   22.63    $ 22.50   $ 15.94
                               --------  ----------  ---------   ------       -------     --------    ---------    -------   -------

 HOUSTON
   CBD                                3   2,764,418         10%      97%           96%          12%   $   25.04    $ 25.51   $ 20.76
   Richmond-Buffalo Speedway          6   2,734,659         10       95            93           65        21.49      21.68     21.89
   West Loop/Galleria                 4   1,677,293          6       86(6)         84           13        20.96      21.28     19.73
   Katy Freeway                       2     975,271          3       87            79           15        20.68      24.23     21.58
   The Woodlands                      7     487,320          1      100           100          100        17.48      17.48     17.19
                               --------  ----------  ---------   ------       -------     --------    ---------    -------   -------
     Subtotal/Weighted Average       22   8,638,961         30%      93%           90%          18%   $   22.21    $ 22.88   $ 20.81
                               --------  ----------  ---------   ------       -------     --------    ---------    -------   -------

AUSTIN
   CBD                                4   1,584,529          6%      91%           94%          36%   $   31.30    $ 34.57   $ 25.57
   Northwest                          3     318,217          1       87(6)         93            6        30.44      30.03     24.68
   Southwest                          1      99,895          0       98(6)         89            5        27.67      34.02     26.68
                               --------  ----------  ---------   ------       -------     --------    ---------    -------   -------
     Subtotal/Weighted Average        8   2,002,641          7%      91%           93%          18%   $   30.98    $ 33.82   $ 25.49
                               --------  ----------  ---------   ------       -------     --------    ---------    -------   -------

COLORADO
 DENVER
   Cherry Creek                       4     810,632          3%      99%           98%          45%   $   24.65    $ 23.48   $ 20.44
   CBD                                1     550,807          2       99            95            5        28.95      28.00     18.98
   Denver Technology Center           1     309,862          1       99            88            6        23.37      28.00     24.71
                               --------  ----------  ---------   ------       -------     --------    ---------    -------   -------
     Subtotal/Weighted Average        6   1,671,301          6%      99%           93%           9%   $   25.83    $ 25.81   $ 20.78
                               --------  ----------  ---------   ------       -------     --------    ---------    -------   -------

 COLORADO SPRINGS
   Colorado Springs                   1     252,857          1%      82%           92%           5%   $   20.87    $ 20.85   $ 20.02
                               --------  ----------  ---------   ------       -------     --------    ---------    -------   -------

FLORIDA
 MIAMI
   CBD                                1     782,686          3%      94%           96%          23%   $   30.87    $ 30.70   $ 25.91
   South Dade/Kendall                 2     472,236          1       93            95          100        23.96      23.96     23.57
                               --------  ----------  ---------   ------       -------     --------    ---------    -------   -------
     Subtotal/Weighted Average        3   1,254,922          4%      93%           96%          33%   $   28.27    $ 28.16   $ 25.04
                               --------  ----------  ---------   ------       -------     --------    ---------    -------   -------

ARIZONA
 PHOENIX
   Downtown/CBD                       1     476,373          2%     100%           90%          21%   $   25.77    $ 23.00   $ 25.13
   Camelback Corridor                 1      86,451          0       34            87            2        26.88      24.00     22.15
                               --------  ----------  ---------   ------       -------     --------    ---------    -------   -------
     Subtotal/Weighted Average        2     562,824          2%      90%           88%           9%   $   25.94    $ 23.15   $ 24.95
                               --------  ----------  ---------   ------       -------     --------    ---------    -------   -------

WASHINGTON D.C.
 WASHINGTON D.C.
   Georgetown                         2     536,206          2%     100%          100%         100%   $   41.00    $ 41.00   $ 40.81
                               --------  ----------  ---------   ------       -------     --------    ---------    -------   -------

NEW MEXICO
 ALBUQUERQUE
   CBD                                1     366,236          1%      90%           88%          64%   $   18.50    $ 18.00   $ 19.39
                               --------  ----------  ---------   ------       -------     --------    ---------    -------   -------

CALIFORNIA
 SAN DIEGO
   University Town Center             1     195,733          1%      95%           96%           6%   $   34.80    $ 33.00   $ 25.42
                               --------  ----------  ---------   ------       -------     --------    ---------    -------   -------

                                                                    PERCENT
                                                      PERCENT OF   LEASED AT
                                            TOTAL       TOTAL       COMPANY
                              NUMBER OF    COMPANY     COMPANY      OFFICE
   STATE, CITY, SUBMARKET     PROPERTIES    NRA(1)      NRA(1)    PROPERTIES
----------------------------  ----------  ----------  ----------  ----------

   CLASS A OFFICE PROPERTIES
     SUBTOTAL/WEIGHTED
     AVERAGE                         71   26,908,904         94%         93%
                               ========   ==========  =========   =========

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
  Richmond-Buffalo Speedway           4    1,551,247          5%         88%
  The Woodlands                       4      283,856          1          97
                               --------   ----------  ---------   ---------
   Subtotal/Weighted Average          8    1,835,103          6%         90%
                               --------   ----------  ---------   ---------

   CLASS B OFFICE PROPERTIES
     SUBTOTAL/WEIGHTED
     AVERAGE                          8    1,835,103          6%         90%
                               ========   ==========  =========   =========
   CLASS A AND CLASS B
     OFFICE PROPERTIES
     TOTAL/WEIGHTED AVERAGE          79   28,744,007        100%         93%(6)
                               ========   ==========  =========   =========

                                                                               WEIGHTED
                                                                                AVERAGE
                                                          WEIGHTED              COMPANY
                                                          AVERAGE    COMPANY     FULL-
                                  OFFICE      COMPANY      QUOTED     QUOTED   SERVICE
                                 SUBMARKET    SHARE OF     MARKET     RENTAL    RENTAL
                                  PERCENT     OFFICE    RENTAL RATE  RATE PER  RATE PER
                                  LEASED/    SUBMARKET   PER SQUARE   SQUARE    SQUARE
   STATE, CITY, SUBMARKET       OCCUPIED(2)  NRA(1)(2)   FOOT(2)(3)   FOOT(4)   FOOT(5)
---------------------------     -----------  ---------  -----------  --------  --------

   CLASS A OFFICE PROPERTIES
     SUBTOTAL/WEIGHTED
     AVERAGE                           90%         16%    $ 24.47     $ 25.66   $ 22.70
                                 ========    ========     =======     =======   =======

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
  Richmond-Buffalo Speedway            89%         45%    $ 18.21     $ 19.75   $ 16.99
  The Woodlands                        95         100       16.09       16.09     16.76
                                 --------    --------     -------     -------   -------
   Subtotal/Weighted Average           89%         49%    $ 17.88     $ 19.18   $ 16.95
                                 --------    --------     -------     -------   -------

   CLASS B OFFICE PROPERTIES
     SUBTOTAL/WEIGHTED
     AVERAGE                           89%         49%    $ 17.88     $ 19.18   $ 16.95
                                 ========    ========     =======     =======   =======
   CLASS A AND CLASS B
     OFFICE PROPERTIES
     TOTAL/WEIGHTED AVERAGE            90%         17%    $ 24.05     $ 25.24   $ 22.34(7)
                                 ========    ========     =======     =======   =======

(1)  NRA means net rentable area in square feet.

(2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are CoStar Group (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway, Fort Worth CBD, Houston Richmond-Buffalo Speedway, Houston CBD, West Loop/Galleria, and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), CoStar Group (for the Austin CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and Denver Technology Center submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD and Camelback Corridor), Grubb & Ellis (for the Washington D.C. Georgetown submarket), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and Burnham Real Estate Services (for the San Diego University Town Centre submarket). This table includes market information as of March 31, 2001.

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

(6) Leases have been executed at certain Office Properties in these submarkets but had not commenced as of June 30, 2001. If such leases had commenced as of June 30, 2001, the percent leased for all Office Properties in the Company's submarkets would have been 94%. The total percent leased for these Class A Company submarkets would have been as follows: Dallas CBD - 90%; Uptown/Turtle Creek - 94%; Fort Worth CBD - 97%; Houston West Loop/Galleria - 88%; Austin Northwest - 100% and Austin Southwest - 100%.

(7) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $22.49.

                  The following table shows, as of June 30, 2001, the principal businesses conducted by the tenants at the Company's Office Properties, based on information supplied to the Company from the tenants.

     Industry Sector               Leased Sq. Ft.
------------------------           --------------

Professional Services(1)                     27%
Energy(2)                                    21
Financial Services(3)                        19
Telecommunications                            8
Technology                                    7
Manufacturing                                 3
Food Service                                  3
Government                                    3
Retail                                        2
Medical                                       2
Other(4)                                      5
                                     ----------
TOTAL LEASED                                100%
                                     ==========

----------

(1) Includes legal, accounting, engineering, architectural and advertising services.

(2)  Includes oil and gas and utility companies.

(3)  Includes banking, title and insurance and investment services.

(4)  Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of June 30, 2001 for the Company's total Office Properties and for Dallas and Houston, Texas, individually, for each of the 10 years beginning with 2001, assuming that none of the tenants exercises or has exercised renewal options.

TOTAL OFFICE PROPERTIES

                                                                                PERCENTAGE
                                   NET RENTABLE   PERCENTAGE OF                  TOTAL OF    ANNUAL FULL-
                                        AREA        LEASED NET      ANNUAL     ANNUAL FULL-  SERVICE RENT
                      NUMBER OF     REPRESENTED   RENTABLE AREA  FULL-SERVICE  SERVICE RENT   PER SQUARE
                     TENANTS WITH   BY EXPIRING   REPRESENTED     RENT UNDER   REPRESENTED    FOOT OF NET
   YEAR OF LEASE       EXPIRING        LEASES      BY EXPIRING     EXPIRING    BY EXPIRING   RENTABLE AREA
    EXPIRATION          LEASES     (SQUARE FEET)     LEASES        LEASES(1)      LEASES      EXPIRING (1)
-------------------  ------------  -------------  -------------  ------------  ------------  -------------
2001                        311     2,073,387(2)          7.9%   $ 41,871,512         6.8%      $ 20.19
2002                        350     3,578,101            13.6      81,320,769        13.1         22.73
2003                        330     3,161,436            12.0      67,906,477        11.0         21.48
2004                        262     4,168,614            15.8      96,102,887        15.5         23.05
2005                        251     3,564,734            13.5      85,620,980        13.8         24.02
2006                        132     2,226,827             8.5      54,572,978         8.8         24.51
2007                         59     1,931,795             7.3      45,947,985         7.4         23.79
2008                         26     1,029,075             3.9      27,373,455         4.4         26.60
2009                         19       686,763             2.6      18,983,293         3.1         27.64
2010                         30     1,538,065             5.8      41,618,879         6.7         27.06
2011 and thereafter          31     2,387,325             9.1      58,688,233         9.4         24.58
                      ---------    ----------      ----------    ------------   ---------       -------
                          1,801    26,346,122(3)        100.0%   $620,007,448       100.0%      $ 23.53
                      =========    ==========      ==========    ============   =========       =======

----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of June 30, 2001, leases have been signed for approximately 1,049,541 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after June 30, 2001 and on or before December 31, 2001.

(3) Reconciliation to the Company's total Office Property net rentable area is as follows:

                                                 SQUARE       PERCENTAGE
                                                  FEET         OF TOTAL
                                              -----------     ----------

Square footage leased to tenants               26,346,122           91.7%
Square footage reflecting
    management offices, building use,
    and remeasurement adjustments                 261,384            0.9
Square footage vacant                           2,136,501            7.4
                                              -----------      ---------
Total net rentable square footage              28,744,007          100.0%
                                              ===========      =========


DALLAS OFFICE PROPERTIES

                                                                                   PERCENTAGE
                                    NET RENTABLE     PERCENTAGE OF                  TOTAL OF    ANNUAL FULL-
                                        AREA          LEASED NET       ANNUAL     ANNUAL FULL-  SERVICE RENT
                       NUMBER OF    REPRESENTED     RENTABLE AREA   FULL-SERVICE  SERVICE RENT   PER SQUARE
                     TENANTS WITH   BY EXPIRING      REPRESENTED     RENT UNDER   REPRESENTED    FOOT OF NET
   YEAR OF LEASE       EXPIRING        LEASES        BY EXPIRING      EXPIRING    BY EXPIRING   RENTABLE AREA
    EXPIRATION          LEASES     (SQUARE FEET)       LEASES         LEASES(1)      LEASES      EXPIRING (1)
-------------------  ------------  -------------  ----------------  ------------  ------------  --------------
2001                         76         483,628             5.1%    $ 10,829,962          4.6%    $    22.39
2002                         92       1,061,394            11.1       26,970,932         11.5          25.41
2003                         92       1,211,262            12.7       27,075,669         11.6          22.35
2004                         85       1,147,196            12.0       30,232,104         12.9          26.35
2005                         90       1,775,969            18.6       40,852,467         17.5          23.00
2006                         36         683,392             7.1       17,237,636          7.4          25.22
2007                         21       1,010,169            10.6       24,634,248         10.5          24.39
2008                         10         580,289             6.1       15,067,194          6.4          25.96
2009                          6         376,473             3.9        9,781,850          4.2          25.98
2010                         13         801,200             8.4       22,896,087          9.8          28.58
2011 and thereafter           5         432,560             4.4        8,425,635          3.6          19.48
                       --------     -----------     -----------     ------------   ----------     ----------
                            526       9,563,532           100.0%    $234,003,784        100.0%    $    24.47
                       ========     ===========     ===========     ============   ==========     ==========

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of June 30, 2001, leases have been signed for approximately 240,852 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after June 30, 2001 and on or before December 31, 2001.

HOUSTON OFFICE PROPERTIES

                                                                                            PERCENTAGE
                                      NET RENTABLE      PERCENTAGE OF                        TOTAL OF        ANNUAL FULL-
                                          AREA           LEASED NET           ANNUAL        ANNUAL FULL-     SERVICE RENT
                         NUMBER OF     REPRESENTED      RENTABLE AREA      FULL-SERVICE     SERVICE RENT      PER SQUARE
                        TENANTS WITH   BY EXPIRING      REPRESENTED         RENT UNDER      REPRESENTED      FOOT OF NET
      YEAR OF LEASE      EXPIRING        LEASES         BY EXPIRING          EXPIRING       BY EXPIRING     RENTABLE AREA
       EXPIRATION         LEASES      (SQUARE FEET)        LEASES           LEASES(1)         LEASES         EXPIRING(1)
    ------------------  ------------  ---------------   --------------   -----------------  ------------    --------------
    2001                        132       1,119,273(2)          11.6%    $      20,151,309         9.7%     $        18.00
    2002                        141       1,330,418             13.8            26,564,388        12.8               19.97
    2003                        123       1,029,226             10.7            19,919,296         9.6               19.35
    2004                         94       1,987,881             20.7            40,417,469        19.5               20.33
    2005                         78         611,397              6.4            13,562,457         6.6               22.18
    2006                         42         955,365              9.9            21,686,684        10.5               22.70
    2007                         15         661,694              6.9            14,568,422         7.0               22.02
    2008                          6         232,913              2.4             4,645,020         2.2               19.94
    2009                          2          55,809              0.6             1,436,001         0.7               25.73
    2010                          7         559,021              5.8            13,365,577         6.5               23.91
    2011 and thereafter           9       1,071,655             11.2            30,577,481        14.9               28.53
                        -----------   -------------     ------------     -----------------  ----------      --------------
                                649       9,614,652            100.0%    $     206,894,104       100.0%     $        21.52
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

(2) As of June 30, 2001, leases have been signed for approximately 648,754 net rentable square feet (including renewed leases and leases of previously unleased space) commencing after June 30, 2001 and on or before December 31, 2001.

                             RESORT/HOTEL PROPERTIES

RESORT/HOTEL PROPERTIES TABLE

         The following table shows certain information for the six months ended June 30, 2001 and 2000, about the Company's Resort/Hotel Properties. The information for the Resort/Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which measure their performance based on available guest nights.

                                                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                  ------------------------------------------------
                                                                                                                     REVENUE
                                                                                    AVERAGE           AVERAGE          PER
                                                                                   OCCUPANCY           DAILY         AVAILABLE
                                                       YEAR                          RATE              RATE       ROOM/GUEST NIGHT
                                                     COMPLETED/       ROOMS/      ------------     ------------   ----------------
RESORT/HOTEL PROPERTY(1)          LOCATION           RENOVATED     GUEST NIGHTS   2001    2000     2001    2000     2001     2000
------------------------          --------         -------------   ------------   ----    ----     ----    ----     ----     ----
UPSCALE BUSINESS-CLASS HOTELS:
  Denver Marriott City
   Center                         Denver, CO         1982/1994            613       78%    84%     $ 126   $ 119   $  98    $ 100
  Hyatt Regency Albuquerque       Albuquerque, NM      1990               395       70      70       106     105      75       74
  Omni Austin Hotel               Austin, TX           1986               372       73      84       134     135      98      113
  Renaissance Houston Hotel       Houston, TX          1975               389       65      68       117      98      76       67
                                                                    ---------     ----    ----     -----   -----   -----    -----
       TOTAL/WEIGHTED AVERAGE                                           1,769       72%     77%    $ 122   $ 116   $  88    $  90
                                                                    =========     ====    ====     =====   =====   =====    =====

DESTINATION RESORT PROPERTIES:
  Hyatt Regency Beaver Creek(2)   Avon, CO              1989              276       58%     68%    $ 355   $ 318   $ 205    $ 217
  Sonoma Mission Inn & Spa        Sonoma, CA       1927/1987/1997         228       63      73       285     287     179      211
  Ventana Inn & Spa               Big Sur, CA      1975/1982/1988          62       72      74       400     428     288      314
  Canyon Ranch-Tucson             Tucson, AZ            1980              250(3)
  Canyon Ranch-Lenox              Lenox, MA             1989              212(3)
                                                                    ---------     ----    ----     -----   -----   -----    -----
       TOTAL/WEIGHTED AVERAGE                                           1,028       72%     79%    $ 494   $ 454   $ 349    $ 353
                                                                    =========     ====    ====     =====   =====   =====    =====

      GRAND TOTAL/WEIGHTED AVERAGE
      FOR RESORT/HOTEL PROPERTIES                                       2,797       72%     78%    $ 261   $ 244   $ 187    $ 188
                                                                    =========     ====    ====     =====   =====   =====    =====

----------
(1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Resort/Hotel Properties and has leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to COPI pursuant to long term leases. As of June 30, 2001, the Omni Austin Hotel is leased pursuant to a separate long term lease, to HCD Austin Corporation.

(2) The hotel is undergoing a $6.9 million renovation of all guest rooms. The project is scheduled to be completed by the fourth quarter of 2001.

(3) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

                       RESIDENTIAL DEVELOPMENT PROPERTIES

RESIDENTIAL DEVELOPMENT PROPERTIES TABLE

       The following table shows certain information as of June 30, 2001, relating to the upscale Residential Development Properties.

                                                                                               TOTAL       TOTAL        AVERAGE
                    RESIDENTIAL                                     RESIDENTIAL    TOTAL     LOTS/UNITS  LOTS/UNITS     CLOSED
   RESIDENTIAL      DEVELOPMENT                                     DEVELOPMENT    LOTS/      DEVELOPED    CLOSED      SALE PRICE
   DEVELOPMENT       PROPERTIES       TYPE OF                      CORPORATION'S   UNITS       SINCE       SINCE        PER LOT/
  CORPORATION(1)       (RDP)           RDP(2)       LOCATION         OWNERSHIP %  PLANNED     INCEPTION   INCEPTION    UNIT ($)(3)
 ---------------       -----           ------       --------         -----------  --------    ---------   ---------    -----------
Desert Mountain   Desert Mountain        SF      Scottsdale,  AZ          93.0%      2,665       2,331       2,157        512,000
    Development                                                                   --------    --------    --------
    Corp.


The Woodlands     The Woodlands          SF      The Woodlands,  TX       42.5%     36,385      24,905      23,618         56,000
    Land Company,                                                                 --------    --------    --------
    Inc.


Crescent          Bear Paw Lodge         CO      Avon, CO                 60.0%         53(6)       53          40      1,343,000
  Resort          Eagle Ranch            SF      Eagle, CO                60.0%      1,100(6)      356         297        107,000
  Development,    Main Street
    Inc.           Junction              CO      Breckenridge, CO         60.0%         36(6)       36          22        464,000
                  Main Street
                   Station               CO      Breckenridge, CO         60.0%         82(6)       --          --        N/A
                  Riverbend              SF      Charlotte, NC            60.0%        650         117         114        40,000
                  Three Peaks
                   (Eagle's Nest)        SF      Silverthorne, CO         30.0%        391         253         166        177,000
                  Park Place at
                   Riverfront            CO      Denver, CO               64.0%         70(6)       --          --        N/A
                  Park Tower at
                   Riverfront            CO      Denver, CO               64.0%         61(6)       --          --        N/A
                  Bridge Lofts
                   at Riverfront         CO      Denver, CO               64.0%         66(6)       --          --        N/A
                  Cresta               TH/SFH    Edwards, CO              60.0%         25(6)       12          12      1,828,000
                  Snow Cloud             CO      Avon, CO                 60.0%         53(6)       --          --        N/A
                  Northstar-at-Tahoe  TH/SFH/CO  Tahoe, NV                                (7)         (7)         (7)     N/A
                                                                                  --------    --------    --------
          TOTAL CRESCENT RESORT DEVELOPMENT, INC.                                    2,587         827         651
                                                                                  --------    --------    --------

Mira Vista        Mira Vista             SF      Fort Worth, TX          100.0%        740         740         682         99,000
    Development   The Highlands          SF      Breckenridge, CO         12.3%        750         457         426        190,000
    Corp.                                                                         --------    --------    --------


          TOTAL MIRA VISTA DEVELOPMENT CORP.                                         1,490       1,197       1,108
                                                                                  --------    --------    --------

Houston Area      Falcon Point           SF      Houston, TX             100.0%        510         303         241         43,000
    Development   Falcon Landing         SF      Houston, TX             100.0%        623         476         466         20,000
    Corp.         Spring Lakes           SF      Houston, TX             100.0%        520         266         251         30,000
                                                                                  --------    --------    --------

          TOTAL HOUSTON AREA DEVELOPMENT CORP.                                       1,653       1,045         958
                                                                                  --------    --------    --------

              TOTAL                                                                 44,780      30,305      28,492
                                                                                  ========    ========    ========


                    RESIDENTIAL                                                RANGE OF
   RESIDENTIAL      DEVELOPMENT                                                PROPOSED
   DEVELOPMENT       PROPERTIES       TYPE OF                                 SALE PRICES
  CORPORATION(1)       (RDP)           RDP(2)       LOCATION               PER LOT/UNIT ($)(4)
 ---------------       -----           ------       --------           ------------------------
Desert Mountain   Desert Mountain        SF      Scottsdale,  AZ        425,000 - 3,000,000(5)
    Development
    Corp.


The Woodlands     The Woodlands          SF      The Woodlands,  TX      14,000 - 1,035,000
    Land Company,
    Inc.


Crescent          Bear Paw Lodge         CO      Avon, CO               665,000 - 2,025,000
  Resort          Eagle Ranch            SF      Eagle, CO               80,000 -   150,000
  Development,    Main Street
    Inc.           Junction              CO      Breckenridge, CO       300,000 -   580,000
                  Main Street
                   Station               CO      Breckenridge, CO       215,000 - 1,065,000
                  Riverbend              SF      Charlotte, NC           25,000 -    38,000
                  Three Peaks
                   (Eagle's Nest)        SF      Silverthorne, CO       135,000 -   425,000
                  Park Place at
                   Riverfront            CO      Denver, CO             195,000 - 1,445,000
                  Park Tower at
                   Riverfront            CO      Denver, CO             180,000 - 2,100,000
                  Bridge Lofts
                   at Riverfront         CO      Denver, CO             180,000 - 2,100,000
                  Cresta               TH/SFH    Edwards, CO          1,900,000 - 2,600,000
                  Snow Cloud             CO      Avon, CO               840,000 - 4,545,000
                  Northstar-at-Tahoe  TH/SFH/CO  Tahoe, NV

          TOTAL CRESCENT RESORT DEVELOPMENT, INC.



Mira Vista        Mira Vista             SF      Fort Worth, TX          50,000 -   265,000
    Development   The Highlands          SF      Breckenridge, CO       55,0000 -   625,000
    Corp.


          TOTAL MIRA VISTA DEVELOPMENT CORP.



Houston Area      Falcon Point           SF      Houston, TX             28,000 -    56,000
    Development   Falcon Landing         SF      Houston, TX             19,000 -    26,000
    Corp.         Spring Lakes           SF      Houston, TX             24,000 -    44,000


          TOTAL HOUSTON AREA DEVELOPMENT CORP.


              TOTAL


----------
(1) The Company has an approximately 95%, 95%, 90%, 94% and 94%, ownership interest in Desert Mountain Development Corp., The Woodlands Land Company, Inc., Crescent Resort Development, Inc. (formerly Crescent Development Management Corp.), Mira Vista Development Corp., and Houston Area Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations.

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); and SFH (Single Family Homes).

(3)  Based on lots/units closed during the Company's ownership period.

(4)  Based on existing inventory of developed lots and lots to be developed.

(5)  Includes golf membership, which as of June 30, 2001 is $225,000.

(6) As of June 30, 2001, 11 units were under contract at Bear Paw Lodge representing $18.9 million in sales; 51 lots were under contract at Eagle Ranch representing $4.2 million in sales; one unit was under contract at Main Street Junction representing $0.6 million in sales; 81 units were under contract at Main Street Station representing $40.5 million in sales; 66 units were under contract at Park Place at Riverfront representing $27.2 million in sales; 40 units were under contract at Park Tower at Riverfront representing $24.3 million in sales; 55 units at Bridge Lofts were under contract representing $22.5 million in sales; three units were under contract at Cresta representing $5.9 million in sales and 40 units were under contract at Snow Cloud representing $68.3 million in sales.

(7) This project is in the early stages of development, and this information is not available as of June 30, 2001.

                   TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES TABLE

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of June 30, 2001:

                                  TOTAL CUBIC       TOTAL                                        TOTAL CUBIC       TOTAL
                   NUMBER OF        FOOTAGE      SQUARE FEET                     NUMBER OF        FOOTAGE       SQUARE FEET
    STATE         PROPERTIES(1)   (IN MILLIONS)  (IN MILLIONS)     STATE        PROPERTIES(1)    (IN MILLIONS)  (IN MILLIONS)
    -----         -------------   -------------  -------------     -----        -------------    -------------  -------------
Alabama                      4           10.7            0.3    Missouri(2)                2           46.8             2.8
Arizona                      1            2.9            0.1    Nebraska                   2            4.4             0.2
Arkansas                     6           33.1            1.0    New York                   1           11.8             0.4
California                   9           28.6            1.1    North Carolina             3           10.0             0.4
Colorado                     1            2.8            0.1    Ohio                       1            5.5             0.2
Florida                      5            7.5            0.3    Oklahoma                   2            2.1             0.1
Georgia                      7           44.5            1.6    Oregon                     6           40.4             1.7
Idaho                        2           18.7            0.8    Pennsylvania               2           27.4             0.9
Illinois                     2           11.6            0.4    South Carolina             1            1.6             0.1
Indiana                      1            9.1            0.3    South Dakota               1            2.9             0.1
Iowa                         2           12.5            0.5    Tennessee                  3           10.6             0.4
Kansas                       2            5.0            0.2    Texas                      2            6.6             0.2
Kentucky                     1            2.7            0.1    Utah                       1            8.6             0.4
Maine                        1            1.8            0.2    Virginia                   2            8.7             0.3
Massachusetts                5           10.5            0.5    Washington                 6           28.7             1.1
Mississippi                  1            4.7            0.2    Wisconsin                  3           17.4             0.6
                                                                                ------------     ----------     -----------
                                                                TOTAL                     88(3)       440.2(3)         17.6(3)
                                                                                ============     ==========     ===========

----------
(1) As of June 30, 2001, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Company has no interest. The Temperature-Controlled Logistics Corporation is entitled to receive lease payments from AmeriCold Logistics.
(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.
(3) As of June 30, 2001, AmeriCold Logistics operated 99 temperature-controlled logistics properties with an aggregate of approximately 519.6 million cubic feet (20.1 million square feet).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's use of financial instruments, such as debt instruments, subjects the Company to market risk which may affect the Company's future earnings and cash flows as well as the fair value of its assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. The Company manages interest rate risk based on the varying circumstances of anticipated borrowings, and existing variable and fixed-rate debt, including the Company's revolving line of credit. Examples of interest rate management strategies include capping interest rates using targeted interest cost benchmarks, hedging portions of the total amount of debt, or hedging a period of months and not always hedging to maturity, and at other times locking rates to fix interest costs. The Company may fix rates on transactions prior to the issuance of debt, taking into account factors that influence the hedging decision, including the degree of certainty, timing and amount, the material benefit of the hedge, the actual level of rates, the budgeted debt service and the state of the financial markets. The Company will generally seek to pursue interest rate risk mitigation strategies that result in the least amount of reported earnings volatility under GAAP while still meeting strategic economic objectives and maintaining adequate liquidity and flexibility.

         The following discussion of market risk is based solely on hypothetical changes in interest rates related to the Company's variable-rate debt. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.

INTEREST RATE RISK

         The Company's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Company had total outstanding debt of approximately $2.4 billion at June 30, 2001, of which approximately $445.0 million, or approximately 17%, was unhedged variable-rate debt. The weighted average interest rate on such variable-rate debt was 6.93% as of June 30, 2001. A 10% (69.3 basis point) increase in the weighted average interest rate on such variable-rate debt would result in an annual decrease in net income and cash flows of approximately $3.1 million based on the unhedged variable-rate debt outstanding as of June 30, 2001, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (69.3 basis point) decrease in the weighted average interest rate on such unhedged variable-rate debt would result in an annual increase in net income and cash flows of approximately $3.1 million based on the unhedged variable rate debt outstanding as of June 30, 2001, as a result of the decreased interest expense associated with the change in rate.

 PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          ISSUANCES OF UNREGISTERED SECURITIES

                  During the six months ended June 30, 2001, Crescent Equities issued an aggregate of 787,048 common shares to holders of Operating Partnership units in exchange for 393,524 units. The issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Crescent Equities has registered the resale of such common shares under the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of shareholders of the Company was held on June 25, 2001.

     (b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934, as amended, and the regulations promulgated thereunder. There was no solicitation in opposition to management's solicitation. Management's nominee for Trust Manager was elected.

     (c)  Six proposals were submitted to a vote of shareholders as follows:

          (1) The shareholders approved the election of the following person as Trust Manager of the Company:

               Name                      For                        Withheld
               ----                      ---                        ---------
               David M. Sherman          99,001,625                 1,048,377

               The terms of office of the following Trust Managers continued after the meeting:

               Richard E. Rainwater
               John C. Goff
               Anthony M. Frank
               William F. Quinn
               Paul E. Rowsey, III

          (2) The shareholders approved, with 44,558,901 affirmative votes, 33,580,191 negative votes, 488,219 abstentions and 21,442,691 broker non-votes, the proposal to approve the adoption of the Third Amended and Restate 1995 Stock Incentive Plan.

          (3) The shareholders approved, with 90,452,013 affirmative votes, 9,166,244 negative votes, 431,745 abstentions and no broker non-votes, the proposal to approve the adoption of the Employee Stock Purchase Plan.

          (4) The shareholders approved, with 75,655,720 affirmative votes, 2,151,756 negative votes, 819,835 abstentions and 21,422,691 broker non-votes, the proposal to approve amendment of the Restated Declaration of Trust of the Company to allow the Board of Trust Managers to increase the limit on the percentage of the issued and outstanding common shares that Mr.

               Rainwater, Chairman of the Board of Trust Mangers of the Company, and related persons may own, or be deemed to own, to 9.5%.

          (5) The shareholders approved, with 99,341,919 affirmative votes, 554,748 negative votes, 153,335 abstentions and no broker non-votes, the proposal to approve the appointment of Arthur Andersen, LLP as the independent auditors of the Company for the fiscal year ending December 31, 2001.

          (6) The shareholders disapproved, with 41,860,957 negative votes, 35,580,137 affirmative votes, 1,186,213 abstentions and 21,422,695 broker non-votes, the proposal to approve the proposal to declassify the Board of Trust Managers for purposes of elections.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

  EXHIBIT
  NUMBER   DESCRIPTION OF EXHIBIT

     3.01* Restated Declaration of Trust of Crescent Real Estate Equities
           Company, as amended.

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

     4.07 Amended and Restated Secured Loan Agreement, dated as of May 10, 2000, among Crescent Real Estate Funding VIII, L.P. and UBS AG, Stamford Branch, as amended (filed as Exhibit No. 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "2000 2Q 10-Q") and incorporated herein by reference)

     4 Pursuant to Regulation S-K Item 601 (b) (4) (iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Registrant.

  EXHIBIT
  NUMBER    DESCRIPTION OF EXHIBIT

     10.01* Third Amended and Restated 1995 Crescent Real Estate Equities
            Company Stock Incentive Plan

     10.02* Crescent Real Estate Equities Company Employee Stock Purchase Plan

     10.03* Eight Amendment to the Employment Agreement of John C. Goff, dated as of April 10, 2001, effective as of January 1, 2001.


----------

*Filed herewith

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

                                          CRESCENT REAL ESTATE EQUITIES COMPANY
                                                     (Registrant)

                                          By /s/   John C. Goff
                                             -----------------------------------
                                                   John C. Goff
                                                   Vice Chairman of the Board
     Date: August 10, 2001                         and Chief Executive Officer



                                          By /s/   Jerry R. Crenshaw
                                             -----------------------------------
                                                   Jerry R. Crenshaw
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
     Date: August 10, 2001                         Accounting Officer)

                                  Exhibit List

   EXHIBIT
   NUMBER   DESCRIPTION OF EXHIBIT
   -------  ----------------------
     3.01*  Restated Declaration of Trust of Crescent Real Estate Equities
            Company, as amended.

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

     4 Pursuant to Regulation S-K Item 601 (b) (4) (iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Registrant.

     10.01* Third Amended and Restated 1995 Crescent Real Estate Equities
            Company Stock Incentive Plan

     10.02* Crescent Real Estate Equities Company Employee Stock Purchase Plan

     10.03* Eight Amendment to the Employment Agreement of John C. Goff, dated as of April 10, 2001, effective as of January 1, 2001.

----------

*Filed herewith

(b) Reports on Form 8-K

    None.