Form 10-Q
period 2001-09-30
CRESCENT REAL ESTATE EQUITIES CO
filed 2001-11-09
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2001
                           COMMISSION FILE NO. 1-13038


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


              777 Main Street, Suite 2100, Fort Worth, Texas 76102
            --------------------------------------------------------
               (Address of principal executive offices)(Zip code)


        Registrant's telephone number, including area code (817) 321-2100


Number of shares outstanding of each of the registrant's classes of preferred and common shares, as of November 6, 2001.

        Preferred Shares, par value $.01 per share:    8,000,000
        Common Shares, par value $.01 per share:     108,897,553
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

               YES     X                 NO
                  --------------           ----------------

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      -----
PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000
           (audited).............................................................................        2

           Consolidated Statements of Operations for the three and nine months ended September
           30, 2001 and 2000 (unaudited).........................................................        3

           Consolidated Statement of Shareholders' Equity for the nine months ended
           September 30, 2001 (unaudited)........................................................        4

           Consolidated Statements of Cash Flows for the nine months ended September 30, 2001
           and 2000 (unaudited)..................................................................        5

           Notes to Financial Statements.........................................................        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       27

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................       62

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................       63

Item 2.    Changes in Securities.................................................................       63

Item 3.    Defaults Upon Senior Securities.......................................................       63

Item 4.    Submission of Matters to a Vote of Security Holders...................................       63

Item 5.    Other Information.....................................................................       63

Item 6.    Exhibits and Reports on Form 8-K......................................................       63

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                         SEPTEMBER 30,               DECEMBER 31,
                                                                                             2001                        2000
                                                                                       ----------------            ----------------
                                                                                          (UNAUDITED)                  (AUDITED)

ASSETS:

 Investments in real estate:
   Land                                                                                $        271,698            $        310,301
   Land held for investment or development                                                      108,274                     116,480
   Building and improvements                                                                  2,968,107                   3,201,332
   Furniture, fixtures and equipment                                                             71,387                      62,802
   Less -  accumulated depreciation                                                            (622,776)                   (564,805)
                                                                                       ----------------            ----------------
             Net investment in real estate                                             $      2,796,690            $      3,126,110

   Cash and cash equivalents                                                           $         33,163            $         38,966
   Restricted cash and cash equivalents                                                          92,732                      94,568
   Accounts receivable, net                                                                      67,757                      42,200
   Deferred rent receivable                                                                      78,088                      82,775
   Investments in real estate mortgages and equity
       of unconsolidated companies                                                              815,013                     845,317
   Notes receivable, net                                                                        156,193                     141,407
   Other assets, net                                                                            100,269                     160,426
                                                                                       ----------------            ----------------
               Total assets                                                            $      4,139,905            $      4,531,769
                                                                                       ================            ================


LIABILITIES:

   Borrowings under UBS Facility                                                       $              -            $        553,452
   Borrowings under Fleet Facility                                                              155,000                           -
   Notes payable                                                                              1,928,930                   1,718,443
   Accounts payable, accrued expenses and other liabilities                                     144,174                     191,042
                                                                                       ----------------            ----------------
              Total liabilities                                                        $      2,228,104            $      2,462,937
                                                                                       ----------------            ----------------
COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:

  Operating partnership, 6,602,299, and 6,995,823 units, respectively                  $         84,110            $        100,586
  Investment in joint ventures                                                                  232,779                     236,919
                                                                                       ----------------            ----------------
              Total minority interests                                                 $        316,889            $        337,505
                                                                                       ----------------            ----------------
SHAREHOLDERS' EQUITY:

  Preferred shares, $.01 par value, authorized 100,000,000 shares:
   6 3/4% Series A Convertible Cumulative Preferred Shares,
      liquidation preference $25.00 per share
      8,000,000 shares issued and outstanding at September 30, 2001
      and December 31, 2000                                                            $        200,000            $        200,000
  Common shares, $.01 par value, authorized 250,000,000 shares,
      123,378,216, and 121,818,653 shares issued and outstanding
      at September 30, 2001 and December 31, 2000, respectively                                   1,227                       1,211
   Additional paid-in capital                                                                 2,233,605                   2,221,531
   Retained deficit                                                                            (522,170)                   (402,337)
   Accumulated other comprehensive income                                                       (35,025)                     (6,734)
                                                                                       ----------------            ----------------
                                                                                       $      1,877,637            $      2,013,671
   Less - shares held in treasury, at cost, 14,484,798 and 14,468,623
      common shares at September 30, 2001 and December 31, 2000, respectively                  (282,725)                   (282,344)
                                                                                       ----------------            ----------------
              Total shareholders' equity                                               $      1,594,912            $      1,731,327
                                                                                       ----------------            ----------------
              Total liabilities and shareholders' equity                               $      4,139,905            $      4,531,769
                                                                                       ================            ================




  The accompanying notes are an integral part of these financial statements

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                            FOR THE THREE MONTHS                        FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,                         ENDED SEPTEMBER 30,
                                                       ---------------------------------        -----------------------------------
                                                            2001              2000                   2001                2000
                                                       -------------   -----------------        --------------      ---------------
                                                                   (UNAUDITED)                              (UNAUDITED)
REVENUES:
   Office properties                                   $     153,823   $         151,347        $      464,174      $       447,989
   Resort/Hotel properties                                    12,449              19,728                44,523               55,735
   Interest and other income                                   9,710               6,072                36,347               24,440
                                                       -------------   -----------------        --------------      ---------------
          Total revenues                               $     175,982   $         177,147        $      545,044      $       528,164
                                                       -------------   -----------------        --------------      ---------------


EXPENSES:
   Real estate taxes                                   $      21,159   $          20,837        $       66,304      $        65,087
   Repairs and maintenance                                    10,782               7,836                31,374               30,602
   Other rental property operating                            34,216              31,173               102,725               91,215
   Corporate general and administrative                        6,221               5,305                18,374               14,632
   Interest expense                                           44,908              50,458               139,189              154,544
   Amortization of deferred financing costs                    2,439               2,368                 7,171                7,056
   Depreciation and amortization                              31,643              30,988                92,818               93,608
   Impairment and other charges related
     to real estate assets                                     3,608                   -                18,932                    -
                                                       -------------   -----------------        --------------      ---------------
          Total expenses                               $     154,976   $         148,965        $      476,887      $       456,744
                                                       -------------   -----------------        --------------      ---------------

         Operating income                              $      21,006   $          28,182        $       68,157      $        71,420


OTHER INCOME AND EXPENSE:
   Equity in net income of unconsolidated
    companies:
         Office properties                             $       1,520   $             135        $        3,841      $         3,235
         Residential development properties                    7,263               5,934                27,703               28,115
         Temperature-controlled logistics properties          (2,066)                637                 2,285                4,865
         Other                                                 1,686               2,310                 2,896                7,629
                                                       -------------   -----------------        --------------      ---------------
   Total equity in net income of unconsolidated
     companies                                         $       8,403   $           9,016        $       36,725      $        43,844
                                                       -------------   -----------------        --------------      ---------------
   Gain on property sales, net                                 1,099              63,679                   727               92,432
                                                       -------------   -----------------        --------------      ---------------
         Total other income and expense                $       9,502   $          72,695        $       37,452      $       136,276
                                                       -------------   -----------------        --------------      ---------------
INCOME BEFORE MINORITY INTERESTS                              30,508             100,877               105,609              207,696
  AND EXTRAORDINARY ITEM
   Minority interests                                         (8,049)            (17,702)              (26,138)             (33,409)
                                                       -------------   -----------------        --------------      ---------------
INCOME BEFORE EXTRAORDINARY ITEM                       $      22,459   $          83,175        $       79,471      $       174,287
   Extraordinary item - extinguishment of debt                     -                   -              (10,802)              (3,928)
                                                       -------------   -----------------        --------------      ---------------

NET INCOME                                             $      22,459   $          83,175        $       68,669      $       170,359

6 3/4% Series A Preferred Share distributions                 (3,375)             (3,375)              (10,125)             (10,125)
Share repurchase agreement return                                  -              (1,647)                    -              (4,441)
                                                       -------------   -----------------        --------------      ---------------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS            $      19,084   $          78,153        $       58,544      $       155,793
                                                       =============   =================        ==============      ===============


BASIC EARNINGS PER SHARE DATA:
  Income before extraordinary item                     $        0.18   $            0.71        $         0.64      $          1.38
  Extraordinary item - extinguishment of debt                      -                   -                 (0.10)               (0.03)
                                                       -------------   -----------------        --------------      ---------------
   Net income - basic                                  $        0.18   $            0.71        $         0.54      $          1.35
                                                       =============   =================        ==============      ===============

DILUTED EARNINGS PER SHARE DATA:
  Income before extraordinary item                     $        0.17   $            0.70        $         0.63      $          1.37
  Extraordinary item - extinguishment of debt                      -                   -                 (0.10)               (0.03)
                                                       -------------   -----------------        --------------      ---------------
   Net income - diluted                                $        0.17   $            0.70        $         0.53      $          1.34
                                                       =============   =================        ==============      ===============



   The accompanying notes are an integral part of these financial statements

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                      Preferred Shares         Treasury Shares               Common Shares
                                                -------------------------  --------------------------   -------------------------
                                                   Shares      Net Value      Shares      Net Value       Shares       Par Value
                                                -----------  ------------  -----------  -------------   ------------  -----------
SHAREHOLDERS' EQUITY, December 31, 2000          8,000,000   $   200,000    14,468,623   $  (282,344)   121,818,653   $     1,211

Issuance of Common Shares                               --            --            --            --          5,065             1
Exercise of Common Share Options                        --            --            --            --        767,450             7
Issuance of Shares in Exchange for Operating
   Partnership Units                                    --            --            --            --        787,048             8
Share Repurchases                                       --            --        16,175          (381)            --            --
Dividends Paid                                          --            --            --            --             --            --
Net Income                                              --            --            --            --             --            --
Sale of Marketable Securities                           --            --            --            --             --            --
Unrealized Net Loss on Cash Flow Hedges                 --            --            --            --             --            --
                                               -----------   -----------   -----------   -----------    -----------   -----------
SHAREHOLDERS' EQUITY, September 30, 2001         8,000,000   $   200,000    14,484,798   $  (282,725)   123,378,216   $     1,227
                                               ===========   ===========   ===========   ===========    ===========   ===========


                                                                              Accumulated
                                                 Additional     Retained         Other
                                                  Paid-in       Earnings     Comprehensive
                                                  Capital       (Deficit)        Income        Total
                                                ------------  ------------   -------------  -----------
SHAREHOLDERS' EQUITY, December 31, 2000         $ 2,221,531   $  (402,337)   $    (6,734)   $ 1,731,327

Issuance of Common Shares                               118            --             --            119
Exercise of Common Share Options                      9,205            --             --          9,212
Issuance of Shares in Exchange for Operating
   Partnership Units                                  2,751            --             --          2,759
Share Repurchases                                        --            --             --           (381)
Dividends Paid                                           --      (178,377)            --       (178,377)
Net Income                                               --        58,544             --         58,544
Sale of Marketable Securities                            --            --         (8,642)        (8,642)
Unrealized Net Loss on Cash Flow Hedges                  --            --        (19,649)       (19,649)
                                               ------------   -----------    -----------    -----------
SHAREHOLDERS' EQUITY, September 30, 2001        $ 2,233,605   $  (522,170)   $   (35,025)   $ 1,594,912
                                               ============   ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    FOR THE NINE MONTHS
                                                                                     ENDED SEPTEMBER 30,
                                                                       ------------------------------------------
                                                                             2001                       2000
                                                                        -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $       68,669              $     170,359
Adjustments to reconcile net income to
  net cash provided by operating activities:
       Depreciation and amortization                                           99,989                    100,664
       Extraordinary item - extinguishment of debt                             10,802                      3,928
       Impairment and other charges related to real estate assets              18,932                          -
       Gain on property sales, net                                               (727)                   (92,432)
       Minority interests                                                      26,138                     33,409
       Non cash compensation                                                      119                         85
       Distributions received in excess of earnings from
         unconsolidated companies:
            Office properties                                                       -                      1,695
            Residential development properties                                  2,945                          -
            Temperature-controlled logistics                                    7,811                      2,493
            Other                                                                 152                          -
       Equity in earnings in excess of distributions received from unconsolidated companies:
            Office properties                                                    (105)                         -
            Residential development properties                                      -                     (9,338)
            Other                                                                   -                     (2,847)
       Increase in accounts receivable                                        (25,557)                   (16,355)
       Decrease (increase) in deferred rent receivable                          4,687                     (7,632)
       Decrease (increase) in other assets                                     95,737                    (10,049)
       (Increase) decrease in restricted cash and cash equivalents             (3,158)                     5,373
       Decrease in accounts payable, accrued
          expenses and other liabilities                                      (48,396)                   (22,250)
                                                                       --------------              -------------
            Net cash provided by operating activities                         258,038                    157,103
                                                                       --------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of land held for investment or development                       -                    (15,052)
       Proceeds from property sales                                           184,449                    519,927
       Proceeds from joint venture transactions                               129,651                          -
       Development of investment properties                                   (23,267)                   (25,953)
       Capital expenditures - rental properties                               (28,055)                   (13,930)
       Tenant improvement and leasing costs - rental properties               (34,514)                   (47,387)
       Decrease in restricted cash and cash equivalents                         4,994                      1,489
       Return of investment in unconsolidated companies:
            Office properties                                                   2,008                      9,863
            Residential development properties                                 16,522                     46,643
            Other                                                              11,975                      3,090
       Investment in unconsolidated companies:
            Office properties                                                  (3,236)                         -
            Residential development properties                                (72,380)                   (74,998)
            Temperature-controlled logistics properties                        (9,405)                    (9,980)
            Other                                                              (1,584)                    (1,965)
       Escrow deposits - acquisition of investment properties                       -                        150
       Increase in notes receivable                                           (14,786)                   (10,473)
                                                                       --------------              -------------
            Net cash provided by investing activities                         162,372                    381,424
                                                                       --------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt financing costs                                                   (15,964)                   (19,275)
       Payments under Fleet Boston Credit Facility                                  -                   (510,000)
       Borrowings under UBS Facility                                          105,000                    932,819
       Payments under UBS Facility                                           (658,452)                  (379,367)
       Borrowings under Fleet Facility                                        480,000                          -
       Payments under Fleet Facility                                         (325,000)                         -
       Notes Payable proceeds                                                 386,386                          -
       Notes Payable payments                                                (175,899)                  (367,366)
       Capital proceeds - joint venture preferred equity partner                    -                    275,000
       Preferred equity issuance costs                                              -                     (9,903)
       Capital distributions - joint venture preferred equity partner         (15,849)                    (8,390)
       Capital distributions - joint venture partner                           (4,526)                    (9,187)
       Proceeds from exercise of share options                                  9,212                      1,221
       Treasury share repurchases                                                (381)                  (265,462)
       6 3/4% Series A Preferred Share distributions                          (10,125)                   (10,125)
       Dividends and unitholder distributions                                (200,615)                  (214,115)
                                                                       --------------              -------------
            Net cash used in financing activities                            (426,213)                  (584,150)
                                                                       --------------              -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                          (5,803)                   (45,623)
CASH AND CASH EQUIVALENTS,
       Beginning of period                                                     38,966                     72,926
                                                                       --------------              -------------
CASH AND CASH EQUIVALENTS,
       End of period                                                   $       33,163              $      27,303
                                                                       ==============              =============



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

     The direct and indirect subsidiaries of Crescent Equities at September 30, 2001 included:

          o    CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
               The "Operating Partnership."

          o CRESCENT REAL ESTATE EQUITIES, LTD. The "General Partner" of the Operating Partnership.

          o TEN LIMITED-PURPOSE LIMITED PARTNERSHIPS AND ONE LIMITED-PURPOSE CORPORATION Nine of the limited partnerships, Fundings I - VIII and X, were formed for the purpose of obtaining secured debt and all or substantially all of the economic interests in these partnerships are owned directly or indirectly by the Operating Partnership, with the remaining interests, if any, owned indirectly by Crescent Equities. The tenth limited partnership, Funding IX, was formed for the purpose of obtaining equity financing through the sale of preferred equity interests, with all of the common equity interests owned directly or indirectly by the Operating Partnership, and all of the preferred equity interests owned by an unrelated third party. The corporation is a wholly-owned subsidiary of the General Partner formed for the purpose of repurchasing and holding common shares of beneficial interest of Crescent Equities.

     Crescent Equities conducts all of its business through the Operating Partnership and its other subsidiaries. The Company is structured to facilitate and maintain the qualification of Crescent Equities as a REIT.

     The following table shows the Properties the Company's subsidiaries owned or had an interest in as of September 30, 2001(1):

Operating Partnership:     The Avallon IV, Bank One Center, Bank One Tower,
                           Datran Center (two Office Properties), Four Westlake
                           Park, Houston Center (three Office Properties), The
                           Park Shops at Houston Center, Spectrum Center, The
                           Woodlands Office Properties (nine Office Properties) and 301 Congress

Crescent Real Estate       The Aberdeen,  The Avallon I, II & III, Carter
Funding I, L.P.:           Burgess Plaza, The Citadel, The Crescent Atrium, The
("Funding I")              Crescent Office Towers, Regency Plaza One, Waterside
                           Commons and 125 E. John Carpenter Freeway

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

Crescent Real Estate           Greenway Plaza Office Properties (ten Office
Funding III, IV and V, L.P.:   Properties) and Renaissance Houston Hotel
("Funding III, IV and V")(2)

Crescent Real Estate           Canyon Ranch - Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate           19 Behavioral Healthcare Properties
Funding VII, L.P.:
("Funding VII")

Crescent Real Estate           The Addison, Addison Tower, Austin Centre, The
Funding VIII, L.P.:            Avallon V, Canyon Ranch - Tucson, Cedar Springs
("Funding VIII")               Plaza, Frost Bank Plaza, Greenway I & IA (two
                               Office Properties), Greenway II, Omni Austin
                               Hotel, Palisades Central I, Palisades Central II,
                               Sonoma Mission Inn & Spa, Stemmons Place, Three
                               Westlake Park, Trammell Crow Center, 3333 Lee
                               Parkway, Ventana Inn & Spa, 1800 West Loop South and 5050 Quorum

Crescent Real Estate           Chancellor Park, Denver Marriott City Center, MCI
Funding IX, L.P.:              Tower, Miami Center, Reverchon Plaza, 44 Cook
("Funding IX")                 Street, 55 Madison and 6225 N. 24th Street

Crescent Real Estate           Fountain Place  and Post Oak Central (three
Funding X, L.P.                Office Properties)
("Funding X")

(1) As of September 30, 2001, Crescent SH IX, Inc. owned 14,468,623 common shares of beneficial interest in Crescent Equities.

(2) Funding III owns nine of the 10 Office Properties in the Greenway Plaza Office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns Coastal Tower, the remaining Office Property in the Greenway Plaza Office portfolio.

SEGMENTS

     As of September 30, 2001, the Company's assets and operations were composed of four major investment segments:

     o    Office Segment;

     o    Resort/Hotel Segment;

     o    Residential Development Segment; and

     o    Temperature-Controlled Logistics Segment.

     Within these segments, the Company owned or had an interest in the following real estate assets (the "Properties") as of September 30, 2001:

     o OFFICE SEGMENT consisted of 75 office properties (collectively referred to as the "Office Properties") located in 26 metropolitan submarkets in six states, with an aggregate of approximately 28.1 million net rentable square feet and three retail properties with an aggregate of approximately 0.4 million net rentable square feet.

     o RESORT/HOTEL SEGMENT consisted of five destination resort properties with a total of 1,028 rooms/guest nights and four upscale business-class hotel properties with a total of 1,769 rooms (collectively referred to as the "Resort/Hotel Properties").

     o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Company's ownership of real estate mortgages and non-voting common stock representing interests ranging from 90% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, owned 20 upscale residential development properties (collectively referred to as the "Residential Development Properties").

     o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Company's 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT, which, as of September 30, 2001, directly or indirectly owned 89 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

     o OTHER PROPERTIES consisted of 19 behavioral healthcare properties in seven states (collectively referred to as the "Behavioral Healthcare Properties"). The Company has entered into contracts or letters of intent to sell six additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 13 Behavioral Healthcare Properties.

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

     See "Note 6. Segment Reporting" for a table showing total revenues, funds from operations and equity in net income of unconsolidated companies for each of these investment segments for the three and nine months ended September 30, 2001 and 2000 and identifiable assets for each of these investment segments at September 30, 2001 and December 31, 2000.

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

2.   RECENTLY ISSUED ACCOUNTING STANDARDS:

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. Management does not believe SFAS No. 141 will have a material impact on its interim or annual financial statements.

3.   PROPERTIES HELD FOR DISPOSITION:

BEHAVIORAL HEALTHCARE PROPERTIES

     As of September 30, 2001, the Company owned 19 Behavioral Healthcare Properties, all of which were classified as held for disposition. The carrying value of the Behavioral Healthcare Properties at September 30, 2001 was approximately $41,151. During the nine months ended September 30, 2001, the Company recognized an impairment loss of approximately $7,058 on six of the Behavioral Healthcare Properties held for disposition, which is included in Impairment and Other Charges Related to Real Estate Assets of $18,932. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for these six Properties. Depreciation expense has not been recognized since the dates the Behavioral Healthcare Properties were classified as held for sale.

4.   EARNINGS PER SHARE:

     SFAS No. 128 "Earnings Per Share" ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------------------------------------------
                                                                      2001                                 2000
                                                         -------------------------------     -------------------------------
                                                                    Wtd. Avg.  Per Share               Wtd. Avg.   Per Share
                                                         Income       Shares     Amount      Income      Shares     Amount
                                                         -------    ---------  ---------     -------   ---------   ---------

BASIC EPS -
Net income                                               $22,459     108,748                 $83,175    109,379
6 3/4% Series A Preferred Share distributions             (3,375)          -                  (3,375)         -
Share repurchase agreement return                              -           -                  (1,647)         -
                                                         -------     -------     -----       -------    -------      -----
Net income available to common shareholders              $19,084     108,748     $0.18       $78,153    109,379      $0.71
                                                         =======     =======     =====       =======    =======      =====

DILUTED EPS -
Net Income available to common shareholders              $19,084     108,748                 $78,153    109,379
Effect of dilutive securities:
  Share and unit options                                       -       1,875                       -      1,761
                                                         -------     -------     -----       -------    -------      -----
Net income available to common shareholders              $19,084     110,623     $0.17       $78,153    111,140      $0.70
                                                         =======     =======     =====       =======    =======      =====

                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                      ------------------------------------------------------------------
                                                                    2001                             2000
                                                      --------------------------------   -------------------------------
                                                                  Wtd. Avg.  Per Share              Wtd. Avg.  Per Share
                                                        Income     Shares     Amount      Income     Shares     Amount
                                                       --------   ---------  ---------   ---------  ---------  ---------
BASIC EPS -
Income before extraordinary item                       $ 79,471    108,170                $174,287   115,434
6 3/4% Series A Preferred Share distributions           (10,125)         -                 (10,125)        -
Share repurchase agreement return                             -          -                  (4,441)        -
                                                        -------    -------      -----     --------   -------     -----
Income available to common shareholders before
  extraordinary item                                   $ 69,346    108,170      $0.64     $159,721   115,434     $1.38
Extraordinary item -
  Extinguishment of debt                                (10,802)         -      (0.10)      (3,928)        -     (0.03)
                                                        -------    -------      -----     --------   -------     -----

Net income available to common shareholders            $ 58,544    108,170      $0.54     $155,793   115,434     $1.35
                                                        =======    =======      =====     ========   =======     =====

DILUTED EPS -
Income available to common shareholders before
  extraordinary item                                   $ 69,346    108,170                $159,721   115,434
Effect of dilutive securities:
  Share and unit options                                      -      1,841                       -     1,064
                                                        -------    -------      -----     --------   -------     -----

Income available to common shareholders before
  extraordinary item                                   $ 69,346    110,011      $0.63     $159,721   116,498     $1.37
Extraordinary item -
  Extinguishment of debt                                (10,802)         -      (0.10)      (3,928)        -     (0.03)
                                                        -------    -------      -----     --------   -------     -----


Net income available to common shareholders            $ 58,544    110,011      $0.53     $155,793   116,498     $1.34
                                                        =======    =======      =====     ========   =======     =====


     The effect of the conversion of the 6 3/4% Series A Convertible Cumulative Preferred Shares is not included in the computation of Diluted EPS for the three or nine months ended September 30, 2001 or 2000, since the effect of their conversion is antidilutive.

5.   SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS:

                                                                                        FOR THE NINE MONTHS
                                                                                         ENDED SEPTEMBER 30,
                                                                                 -----------------------------
                                                                                     2001            2000
                                                                                 -------------   -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on debt                                                              $  143,908      $  161,671
Additional interest paid resulting from cash flow hedge agreements                      7,150             622
                                                                                   ----------      ----------
Total interest paid                                                                $  151,058      $  162,293
                                                                                   ==========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Conversion of Operating Partnership units to common shares with resulting reduction in minority interest and increases in common shares and
   additional paid-in-capital                                                       $   2,759      $      503
Issuance of Operating Partnership units in conjunction with settlement of
   an obligation                                                                            -           2,125
Sale of marketable securities                                                          (8,642)              -
Unrealized net loss on available-for-sale securities                                        -           6,932
Share Repurchase Agreement Return                                                           -           4,441
Adjustment of cash flow hedges to fair value                                          (19,649)          2,337
Equity investment in a tenant in exchange for office space/other investment
   ventures                                                                                 -           4,485
Impairment related to investments in unconsolidated companies                               -           8,525
Acquisition of ownership of certain assets previously owned by Broadband in
   consideration for conveyance of the Company's equity interest in Broadband           7,200               -


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

     Selected financial information related to each segment for the three and nine months ended September 30, 2001 and 2000 and identifiable assets for each of the segments at September 30, 2001 and December 31, 2000 are presented below.

                                                          FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                        ------------------------      -----------------------
                                                          2001            2000          2001           2000
                                                        --------        --------      --------       --------
REVENUES:
  Office Segment                                        $153,823        $151,347      $464,174       $447,989
  Resort/Hotel Segment                                    12,449          19,728        44,523         55,735
  Residential Development Segment                              -               -             -              -
  Temperature-Controlled Logistics Segment                     -               -             -              -
  Corporate and other (1)                                  9,710           6,072        36,347         24,440
                                                        --------        --------      --------       --------
TOTAL REVENUES                                          $175,982        $177,147      $545,044       $528,164
                                                        ========        ========      ========       ========


FUNDS FROM OPERATIONS:
  Office Segment                                        $ 91,237        $ 92,917      $273,134       $266,341
  Resort/Hotel Segment                                    12,374          19,598        44,142         55,235
  Residential Development Segment                         10,278          14,761        36,927         52,665
  Temperature-Controlled Logistics Segment                 3,621           8,101        19,085         25,218
  Corporate and other adjustments:
   Interest expense                                      (44,908)        (50,458)     (139,189)      (154,544)
   6 3/4% Series A Preferred Share distributions          (3,375)         (3,375)      (10,125)       (10,125)
   Other (1)                                                 (56)         (1,235)       10,985         12,023
   Corporate general and administrative                   (6,221)         (5,305)      (18,374)       (14,632)
                                                        --------        --------      --------       --------
TOTAL FUNDS FROM OPERATIONS                             $ 62,950        $ 75,004      $216,585       $232,181
                                                        --------        --------      --------       --------

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS TO
  NET INCOME:

  Depreciation and amortization of real estate
    assets                                              $(30,840)       $(30,727)     $(89,859)      $(90,872)
  Gain on property sales, net                              1,032          63,679           570         92,432
  Impairment and other charges related to
   Real estate assets                                     (3,608)              -       (18,932)             -
  Gain on real estate securities sale                      3,627               -         3,627              -
  Extraordinary item - extinguishment of debt                  -               -       (10,802)        (3,928)
  Adjustment for investments in real estate mortgages
   and equity of unconsolidated companies:
    Office Properties                                     (2,663)         (1,805)       (6,718)        (3,522)
    Residential Development Properties                    (3,015)         (8,828)       (9,224)       (24,551)
    Temperature-Controlled Logistics Properties           (5,687)         (7,465)      (16,800)       (20,354)
  Unitholder minority interest                            (2,712)        (10,058)       (9,903)       (21,152)
  6 3/4% Series A Preferred Share distributions            3,375           3,375        10,125         10,125
                                                        --------        --------      --------       --------
NET INCOME                                              $ 22,459        $ 83,175      $ 68,669       $170,359
                                                        ========        ========      ========       ========

EQUITY IN NET INCOME OF UNCONSOLIDATED
  COMPANIES:
  Office Properties                                       $1,520            $135        $3,841       $  3,235
  Resort/Hotel Properties                                      -               -             -              -
  Residential Development Properties                       7,263           5,934        27,703         28,115
  Temperature-Controlled Logistics Properties             (2,066)            637         2,285          4,865
  Other                                                    1,686           2,310         2,896          7,629
                                                        --------        --------      --------       --------
TOTAL EQUITY IN NET INCOME OF UNCONSOLIDATED
  COMPANIES                                             $  8,403        $  9,016      $ 36,725       $ 43,844
                                                        ========        ========      ========       ========

                                                                                         BALANCE AT
                                                                               -----------------------------
                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                   2001             2000
                                                                               -------------    ------------
IDENTIFIABLE ASSETS:
  Office Segment                                                                 $2,677,712      $3,088,653
  Resort/Hotel Segment                                                              498,369         468,286
  Residential Development Segment                                                   362,577         305,187
  Temperature-Controlled Logistics Segment                                          309,630         308,035
  Other (1)                                                                         291,617         361,608
                                                                                 ----------      ----------
TOTAL IDENTIFIABLE ASSETS                                                        $4,139,905      $4,531,769
                                                                                 ==========      ==========

--------------
(1) For purposes of this Note, the Behavioral Healthcare Properties' financial information has been included in this line item.

     At September 30, 2001, Crescent Operating, Inc. ("COPI") was the Company's largest lessee in terms of total revenues. COPI was the lessee of eight of the Resort/Hotel Properties for the nine months ended September 30, 2001. Total revenues from COPI for the nine months ended September 30, 2001 were approximately 8% of the Company's total revenues. See "Note 18. COPI" for a description of the definitive agreement the Company entered into with COPI.

     See "Note 7. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Temperature-Controlled Logistics Properties" for a description of the sole lessee of the Temperature-Controlled Logistics Properties.

7.   INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED
     COMPANIES:

     The following is a summary of the Company's ownership in significant unconsolidated companies or equity investments:

                                                                                               COMPANY'S OWNERSHIP
                     ENTITY                                  CLASSIFICATION                AS OF SEPTEMBER 30, 2001(1)
-------------------------------------------------- ------------------------------------  ---------------------------------
Desert Mountain Development Corporation            Residential Development Corporation                95%(2)
The Woodlands Land Company, Inc.                   Residential Development Corporation                95%(2)
Crescent Resort Development, Inc.                  Residential Development Corporation                90%(2)
Mira Vista Development Corp.                       Residential Development Corporation                94%(2)
Houston Area Development Corp.                     Residential Development Corporation                94%(2)
Temperature-Controlled Logistics Partnership        Temperature-Controlled Logistics                   40%
The Woodlands Commercial                               Office (office/venture tech
    Properties Company, L.P.                                   portfolio)                             42.5%
Main Street Partners, L.P.                              Office (office property -
                                                            Bank One Center)                           50%
Crescent 5 Houston Center, L.P.                                  Office                                25%
Austin PT Bank One Tower Office Limited
Partnership                                                      Office                                20%
Houston PT Four Westlake Office Limited
Partnership                                                      Office                                20%
DBL Holdings, Inc.                                                Other                               97.4%
CRL Investments, Inc.                                             Other                                95%
CRL License, LLC                                                  Other                               28.5%


-------------------
(1) Investments in which the Company does not have a controlling interest are accounted for under the equity method.

(2) See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Residential Development Properties Table included in that section for the Residential Development Corporation's ownership interest in the Residential Development Properties.

JOINT VENTURE ARRANGEMENTS

5 Houston Center

     On June 4, 2001, the Company entered into a joint venture arrangement with a pension fund advised by JPMorgan Investment Management, Inc. ("JPM") to construct 5 Houston Center within the Company's Houston Center mixed-use Office Property complex in Houston, Texas. The joint venture is structured such that JPM holds a 75% equity interest, and the Company holds a 25% equity interest. The Company contributed approximately $8,500 of land and $12,300 of development costs to the joint venture entity and received $14,800 in net proceeds. In addition, the Company will develop, manage and lease the Property on a fee basis. During the nine months ended September 30, 2001, the Company received $2,300 for these services. The Class A Office Property will consist of 577,000 net rentable square feet.

     During the second quarter of 2001, the joint venture entity obtained an $82,500 construction loan, due May 2004, that bears interest at prime plus 100 basis points or LIBOR plus 225 basis points at the discretion of the borrower.

Four Westlake Park and Bank One Tower

     On July 30, 2001, the Company entered into joint venture arrangements with an affiliate of General Electric Pension Fund, ("GE") for two Office Properties, Four Westlake Park in Houston, Texas and Bank One Tower in Austin, Texas. The joint ventures are structured such that GE holds an 80% equity interest in each of Four Westlake Park, a 560,000 square foot Class A Office Property located in the Katy Freeway submarket of Houston, and Bank One Tower, a 390,000 square foot Office Property located in downtown Austin. The Company continues to hold the remaining 20% equity interest in each. In addition, the Company manages and leases the Properties on a fee basis. The joint ventures generated approximately $120,000 in net proceeds to the Company, including distributions to the Company resulting from mortgage financing at the joint venture level. The joint venture was accounted for as a partial sale of these Office Properties, resulting in a gain of approximately $7,577, net of a deferred gain of approximately $1,894.

METROPOLITAN

     On May 24, 2001, the Company converted its $85,000 preferred member interest in Metropolitan Partners, LLC ("Metropolitan") into approximately $75,000 of common stock of Reckson Associates Realty Corp. ("Reckson"). The Company subsequently sold the Reckson common stock on August 17, 2001 for approximately $78,600, resulting in a gain of approximately $3,600. The proceeds were used to pay down the Fleet Facility.

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

     AmeriCold Logistics, LLC ("AmeriCold Logistics"), as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under six triple-net master leases. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146,000, the adjustment of the rental obligation for 2002 to $150,000 (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5,000 to $9,500 (effective January 1, 2000) and the extension of the date on which deferred rent is required to be paid to December 31, 2003. As of September 30, 2001, AmeriCold Logistics had deferred $37,100 of rent, of which the Company's portion was $14,700. In addition, the leases permit AmeriCold Logistics to defer a portion of the rent for the Temperature-Controlled Logistics Properties for up to three years beginning on March 12, 1999, to the extent that available cash, as defined in these leases, is insufficient to pay such rent. The Company anticipates that AmeriCold Logistics will defer additional rent in the fourth quarter of 2001.

     AmeriCold Logistics' same-store earnings before interest, taxes, depreciation and amortization, and rent declined 21% and 15% for the three and nine months ended September 30, 2001, compared to the same periods in 2000. These declines are attributable to a reduction in total customer inventory stored at the warehouses and a reduction in the frequency of customer inventory turnover. As a result, AmeriCold Logistics elected to defer $8,800 of rent for the three months ended September 30, 2001, of which the Company's share was $3,500.

     The following table shows total deferred rent, the Company's portion of the deferred rent, total valuation allowance and the Company's portion of the valuation allowance at December 31, 2000, and for the nine months ended September 31, 2001.

                                                       DEFERRED RENT                  VALUATION ALLOWANCE
                                                -----------------------------     ----------------------------
                                                                 COMPANY'S                        COMPANY'S
                                                   TOTAL          PORTION            TOTAL         PORTION
                                                -------------   -------------     ------------   -------------
Balance at December 31, 2000                      $   24,400       $   9,600       $   16,300       $   6,500
For the nine months ended September 30, 2001          12,700           5,100           12,700           5,100
                                                  ----------       ---------       ----------       ---------
Total                                             $   37,100       $  14,700       $   29,000       $  11,600
                                                  ==========       =========       ==========       =========


     The Company reports its share of income and losses based on its ownership interest in its respective equity investments. The following summarized information for all unconsolidated companies is presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Temperature-Controlled Logistics," "Office" and "Other," as applicable, as of September 30, 2001 and December 31, 2000 for balance sheet information and for the nine months ended September 30, 2001 and September 30, 2000 for operating information.

BALANCE SHEETS:


                                                         BALANCE AT SEPTEMBER 30, 2001
                                        -------------------------------------------------------------------
                                           RESIDENTIAL        TEMPERATURE-
                                           DEVELOPMENT         CONTROLLED
                                          CORPORATIONS         LOGISTICS         OFFICE           OTHER
                                        ------------------   --------------   --------------  -------------
  Real estate, net                           $    986,421     $  1,278,893      $   493,993
  Cash                                             17,818           37,417           25,905
  Other assets                                    148,917           79,397           31,506
                                             ------------     ------------      -----------
       Total assets                          $  1,153,156     $  1,395,707         $551,404
                                             ============     ============      ===========

  Notes payable                              $    240,903     $    572,087      $   333,455
  Notes payable to the Company                    223,219           11,333                -
  Other liabilities                               478,301           44,477           19,919
  Equity                                          210,733          767,810          198,030
                                             ------------     ------------      -----------
        Total liabilities and equity         $  1,153,156     $  1,395,707      $   551,404
                                             ============     ============      ===========
  Company's share of unconsolidated debt     $     97,265     $    228,035      $   133,335
                                             ============     ============      ===========
  Company's investments in real estate
    mortgages and equity of uncon-
    solidated companies                      $    362,577     $    309,630      $   107,385      $   35,421
                                             ============     ============      ===========      ==========


SUMMARY STATEMENTS OF OPERATIONS:

                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,2001
                                             --------------------------------------------------------------
                                             RESIDENTIAL      TEMPERATURE-
                                             DEVELOPMENT      CONTROLLED
                                             CORPORATIONS      LOGISTICS          OFFICE(1)        OTHER
                                             ------------     ------------        ----------    -----------
  Total revenues                              $   304,279      $   107,287       $   61,945
  Expenses:
     Operating expense                            212,078           22,662 (2)       25,668
     Interest expense                               7,029           43,888           14,955
     Depreciation and amortization                 11,389           34,350           13,335
     Taxes                                         14,810                -                -
                                              -----------      -----------       ----------
  Total expenses                                  245,306          100,900           53,958
                                              -----------      -----------       ----------
  Net income                                  $    58,973      $     6,387       $    7,987
                                              ===========      ===========       ==========
  Company's equity in net income
    of unconsolidated companies               $    27,703      $     2,285       $    3,841       $   2,896
                                              ===========      ===========       ==========       =========

-------------------
(1) This column includes information for Four Westlake Park and Bank One Tower, which were contributed by the Company to joint ventures on July 30, 2001. Therefore, net income for 2001 includes only the months of August and September for these Properties.

(2) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

BALANCE SHEETS:

                                                              BALANCE AT DECEMBER 31, 2000
                                             ----------------------------------------------------------------
                                             RESIDENTIAL      TEMPERATURE-
                                             DEVELOPMENT      CONTROLLED
                                             CORPORATIONS     LOGISTICS           OFFICE         OTHER
                                            --------------   --------------   --------------  ---------------
  Real estate, net                           $    798,312     $  1,303,810      $   394,724
  Cash                                             59,639           19,606           34,599
  Other assets                                    196,547           82,883           34,897
                                             ------------     ------------      -----------
       Total assets                          $  1,054,498     $  1,406,299      $   464,220
                                             ============     ============      ===========

  Notes payable                              $    255,356     $    561,321      $   251,785
  Notes payable to the Company                    189,932           11,333                -
  Other liabilities                               388,980           78,042           46,054
  Equity                                          220,230          755,603          166,381
                                             ------------     ------------      -----------
        Total liabilities and equity         $  1,054,498     $  1,406,299      $   464,220
                                             ============     ============      ===========
  Company's share of unconsolidated debt     $    103,100     $    224,528      $   118,485
                                             ============     ============      ===========
  Company's investments in real estate
    mortgages and equity of uncon-
    solidated companies                      $    305,187     $    308,035      $    98,308      $   133,787
                                             ============     ============      ===========      ===========



SUMMARY STATEMENTS OF OPERATIONS:


                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                            -----------------------------------------------------------------
                                             RESIDENTIAL      TEMPERATURE-
                                             DEVELOPMENT       CONTROLLED
                                             CORPORATIONS       LOGISTICS          OFFICE           OTHER
                                            --------------   ---------------   --------------  --------------
  Total revenues                              $   355,697       $   116,353       $   60,793
  Expenses:
     Operating expense                            269,697            16,234 (1)       23,295
     Interest expense                               5,665            35,622           18,851
     Depreciation and amortization                 11,411            43,312           12,079
     Taxes                                         19,158             2,176                -
     Other (income) expense                             -           (2,824)                -
                                              -----------       -----------       ----------
  Total expenses                                  305,931            94,520           54,225
                                              -----------       -----------       ----------
  Net income                                  $    49,766       $    21,833       $    6,568
                                              ===========       ===========       ==========
  Company's equity in net income
    of unconsolidated companies               $    28,115       $     4,865       $    3,235       $   7,629
                                              ===========       ===========       ==========       =========


------------------
(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

8.       NOTES PAYABLE AND BORROWINGS UNDER FLEET FACILITY:

     The following is a summary of the Company's debt financing at September 30, 2001:

                                                                                                                    BALANCE
                                                                                                                OUTSTANDING AT
                                                                                                              SEPTEMBER 30, 2001
                                                                                                            ----------------------
SECURED DEBT

  Fleet Fund I and II Term Loan(1) due March 2005, bears interest at LIBOR plus
  325 basis points (at September 30, 2001, the interest rate was 6.81%), with a
  four-year interest-only term, secured by equity interests in Funding I and II ...........................      $    275,000

  AEGON Partnership Note(2) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule,
  secured by the Funding III, IV and V Properties .........................................................           271,060

  LaSalle Note I(3) bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2027,
  secured by the Funding I Properties .....................................................................           239,000

  Deutsche Bank-CMBS Loan due May 2004, bears interest at the 30-day LIBOR rate plus 234 basis points (at September 30, 2001, the interest rate was
  5.84%), with a three-year interest-only term and two one-year extension
  options, secured by the Funding X Properties and Spectrum Center ........................................           220,000

  JP Morgan Mortgage Note(4), bears interest at a fixed rate of 8.31% with a two-year interest-only term (through October 2001), followed by principal amortization based on a 15-year amortization schedule through maturity in
  October 2016, secured by the Houston Center mixed-use Office
  Property complex ........................................................................................           200,000

  LaSalle Note II(5) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028,
  secured by the Funding II Properties ....................................................................           161,000

  CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City
  Center Resort/Hotel Property ............................................................................            63,500

  Metropolitan Life Note V (6) due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization
  schedule, secured by the Datran Center Office Property ..................................................            38,831

  Northwestern Life Note due January 2003, bears interest at 7.66% with
  an interest-only term, secured by the 301 Congress Avenue Office Property ...............................            26,000

  Mitchell Mortgage Note due August 2002, bears interest at 7.00% with an
  interest-only term, secured by four of The Woodlands Office Properties ..................................             9,196

                                                                                                               BALANCE
                                                                                                             OUTSTANDING AT
                                                                                                           SEPTEMBER 30, 2001
                                                                                                         ------------------------
SECURED DEBT - CONTINUED

  Nomura Funding VI Note(7) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in
  July 2020, secured by the Funding VI Property .................................................                      8,224

  Woodmen of the World Note(8) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through April 2006), followed by principal amortization based on a 25-year amortization schedule, secured by
  the Avallon IV Office Property ................................................................                      6,458

  Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization
  schedule, secured by a parcel of land .........................................................                        661

UNSECURED DEBT

  Fleet Facility (1) due May 2004, bears interest at LIBOR plus 187.5 basis points (at September 30, 2001, the interest rate was 5.58%), with a three-year
  interest-only term and a one-year extension option ............................................                    155,000

  2007 Notes(9) bear interest at a fixed rate of 7.50% with a ten-year
  interest-only term, due September 2007 ........................................................                    250,000

  2002 Notes(9) bear interest at a fixed rate of 7.00% with a five-year
  interest-only term, due September 2002 ........................................................                    150,000

SHORT-TERM BORROWINGS

  JPMorgan Loan Sales Facility bears interest at the Fed Funds rate plus 150 basis points (at September 30, 2001, the interest rate was 4.50%) due
  October 2001 ..................................................................................                     10,000
                                                                                                                  ----------
       Total Notes Payable                                                                                        $2,083,930
                                                                                                                  ==========

----------------------
(1) For a description of the Fleet Fund I and II Term Loan and the Fleet Facility, see "Debt Refinancing and Fleet Facility" section below.

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

(7) In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty at that date by making a final payment of $6,135.

(8) The outstanding principal balance of this loan at maturity will be approximately $6,500.

(9)  The notes were issued in an offering registered with the SEC.

         Below are the aggregate principal amounts due as of September 30, 2001 under the Fleet Facility and other indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.

                             SECURED           UNSECURED            TOTAL
                        ----------------    --------------    ----------------
2001                      $      1,925        $   10,000        $     11,925
2002                            83,109           150,000             233,109
2003                            41,059                 -              41,059
2004                           236,857           155,000             391,857
2005                           328,863                 -             328,863
Thereafter                     827,117           250,000           1,077,117
                          ------------       -----------        ------------
                          $  1,518,930       $   565,000        $  2,083,930
                          ============       ===========        ============


     As of September 30, 2001, the Company was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt.

DEBT REFINANCING AND FLEET FACILITY

     In May 2001, the Company (i) repaid and retired the UBS Facility which consisted of the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II; (ii) repaid and retired the iStar Financial Note; and (iii) modified the Fleet Term Note II with proceeds from a $970,000 debt refinancing.

New Debt Resulting from Refinancing

                                        MAXIMUM              INTEREST                  MATURITY
           DESCRIPTION                 BORROWING               RATE                      DATE
-----------------------------------   -------------    ----------------------          ----------
Fleet Facility                          $  400,000 (1) LIBOR + 187.5 basis points        2004 (2)
Fleet Fund I and II Term Loan           $  275,000     LIBOR + 325 basis points          2005
Deutsche Bank - CMBS Loan               $  220,000     LIBOR + 234 basis points          2004 (3)
Deutsche Bank Short-Term Loan           $   75,000     LIBOR + 300 basis points          2001 (4)

-----------------------------
(1) The $400,000 Fleet Facility is an unsecured revolving line of credit. The weighted average interest rate from the origination of the note in May 2001 through September 30, 2001 is 5.93%.
(2)  One-year extension option.
(3)  Two one-year extension options.
(4)  Repaid September 19, 2001.

Debt Repaid or Modified by Refinancing

                                         MAXIMUM               INTEREST             MATURITY           BALANCE
           DESCRIPTION                  BORROWING                RATE                 DATE         REPAID/MODIFIED
-----------------------------------   --------------    ------------------------    ----------    -----------------
UBS Line of Credit                        $ 300,000      LIBOR + 250 basis points        2003        $   165,000
UBS Term Loan I                           $ 146,775      LIBOR + 250 basis points        2003        $   146,775
UBS Term Loan II                          $ 326,677      LIBOR + 275 basis points        2004        $   326,677
Fleet Term Note II                        $ 200,000      LIBOR + 400 basis points        2003        $   200,000
iStar Financial Note                      $  97,123      LIBOR + 175 basis points        2001        $    97,123

9.   INTEREST RATE CAPS:

     In connection with the closing of the Deutsche Bank - CMBS Loan in May 2001, the Company entered into a LIBOR interest rate cap struck at 7.16% for a notional amount of $220,000, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charged to earnings. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these instruments are expected to substantially offset each other.

10.  CASH FLOW HEDGES:

     The Company uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of September 30, 2001, the Company had entered into three cash flow hedge agreements which are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," which was adopted in the third quarter of 1999.

     The following table shows information regarding the Company's cash flow hedge agreements as of September 30, 2001 and interest expense for the nine months ended September 30, 2001:

                                                                         INTEREST EXPENSE
      NOTIONAL       MATURITY     REFERENCE          FAIR              FOR THE NINE MONTHS
       AMOUNT          DATE         RATE         MARKET VALUE        ENDED SEPTEMBER 30, 2001
    -------------    ----------   ----------   -----------------   -----------------------------
       $200,000         9/1/03    6.183%            $  (11,387)            $   1,925
       $200,000         2/3/03    7.11%             $  (11,689)            $   3,654
       $100,000        4/18/04    6.76%             $   (8,175)            $   1,571


     The Company has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable-rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Company uses the cumulative dollar offset approach as described in Derivatives Implementation Group ("DIG") Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133. The Company uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Company will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are to be recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in accordance with SFAS Nos. 133 and 138.

     Over the next twelve months, an estimated $17,000 to $20,000 will be reclassified from accumulated other comprehensive income to earnings as interest expense related to the effective portions of the cash flow hedge agreements.

11.  MINORITY INTEREST:

         Minority interest represents (i) the limited partner interests owned by limited partners other than Crescent Equities in the Operating Partnership ("units"), and (ii) joint venture and preferred equity interests held by third parties in other consolidated subsidiaries. Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent Equities' percentage interest in the Operating Partnership increases. During the nine months ended September 30, 2001, there were 393,524 units exchanged for 787,048 common shares of Crescent Equities.

12.  SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY:

     As of September 30, 2001, Funding IX held seven Office Properties and one Resort/Hotel Property. The Company owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

     As of September 30, 2001, GMAC Commercial Mortgage Corporation ("GMACCM") held $218,400 of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units receive a preferred variable-rate dividend currently calculated at LIBOR plus 450 basis points, or approximately 8.2% per annum as of September 30, 2001, and are redeemable at the option of the Company at the original purchase price.

13.  SHAREHOLDERS' EQUITY:

EMPLOYEE STOCK PURCHASE PLAN

     On June 25, 2001, the shareholders of the Company approved adoption of a new Employee Stock Purchase Plan (the "ESPP"), that is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP provides for the grant of rights to purchase common shares at a discount. The ESPP is not subject to the provisions of ERISA. The ESPP was effective October 1, 2001, and will terminate on May 14, 2011.

     The 1,000,000 common shares that may be issued pursuant to the purchase of common shares under the ESPP represent less than 0.92% of the Company's outstanding common shares at September 30, 2001. The aggregate fair market value of the 1,000,000 common shares that may be issued under the ESPP is approximately $18,010, based on the closing price of the common shares on October 26, 2001.

SHARE REPURCHASE PROGRAM

     On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of the Company's outstanding common shares from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"), in an amount not to exceed $500,000. On October 15, 2001, the Company's Board of Trust Managers authorized an increase in the size of the Share Repurchase Program from $500,000 to $800,000.

     The Company commenced its Share Repurchase Program in March 2000. As of September 30, 2001, the Company had repurchased 14,505,084 common shares, (20,286 of which have been retired), at an average price of $19.52 per common share for an aggregate of approximately $283,080. As of September 30, 2001, the Company held 14,468,623 of the repurchased common shares in a wholly-owned subsidiary. The 14,468,623 common shares were repurchased with the net proceeds of the sale of Class A Units in Funding IX and with a portion of the net proceeds from the sale of one of the Properties held by Funding IX. See "Note
12. Sale of Preferred Equity Interests in Subsidiary." These common shares are consolidated as treasury shares in accordance with GAAP. However, these shares are held in a wholly-owned subsidiary of the Company until all of the Class A Units are redeemed. Distributions will continue to be paid on these repurchased common shares and will be used to pay dividends on the Class A Units.

     From January 1, 2001 through October 16, 2001, the Company did not make any significant repurchases of common shares. On October 17, 2001, the Company began repurchasing additional shares and since that date has repurchased 4,000,000 common shares at an average price of $18.03 per common share for an aggregate of approximately $72,000.

     The Company expects the Share Repurchase Program to continue to be funded through financing arrangements, which, in some cases, may be secured by the repurchased common shares, equity offerings including preferred and/or convertible securities, and asset sales. The amount of common shares that the Company will actually purchase will be determined from time to time, in its reasonable judgment, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of common shares will actually be purchased within any particular time period.

DISTRIBUTIONS

     The following table summarizes the distributions paid or declared to common shareholders, unitholders and preferred shareholders during the nine months ended September 30, 2001.

                                                                                                     ANNUAL
                                DIVIDEND/           TOTAL            RECORD         PAYMENT        DIVIDEND/
         SECURITY              DISTRIBUTION         AMOUNT            DATE            DATE        DISTRIBUTION
---------------------------    -------------   --------------      ------------   -------------   -------------
 Common Shares/Units       (1)     $  0.550        $  74,697 (2)     1/31/01         2/15/01          $   2.20
 Common Shares/Units       (1)     $  0.550        $  74,789 (2)     4/30/01         5/15/01          $   2.20
 Common Shares/Units       (1)     $  0.550        $  74,986 (2)     7/31/01         8/15/01          $   2.20
 Common Shares/Units       (1)     $  0.375 (3)    $  53,312 (2)    10/31/01        11/15/01          $   1.50 (3)
 6 3/4% Series A Preferred
    Shares                         $  0.420        $   3,375         1/31/01         2/15/01          $   1.69
 6 3/4% Series A Preferred
    Shares                         $  0.420        $   3,375         4/30/01         5/15/01          $   1.69
 6 3/4% Series A Preferred
    Shares                         $  0.420        $   3,375         7/31/01         8/15/01          $   1.69
 6 3/4% Series A Preferred
    Shares                         $  0.420        $   3,375        10/31/01        11/15/01          $   1.69

---------------------------
(1) Represents one-half the amount of the distribution per unit because each unit is exchangeable for two common shares.

(2) As of September 30, 2001, the Company was holding 14,468,623 of its common shares in Crescent SH IX, Inc. These distribution amounts include $7,958 for each of the distributions paid on February 15, 2001, May 15, 2001, August 15, 2001, and $5,426 for the distribution to be paid on November 15, 2001, which were paid on common shares held by the Company. These distributions are eliminated in consolidation.

(3) On October 17, 2001, the Company announced that the quarterly dividend is being reduced from $0.55 per common share, or an annualized dividend of $2.20 per common share, to $0.375 per common share, or an annualized dividend of $1.50 per common share.

14.  RELATED PARTY INVESTMENT:

DBL HOLDINGS, INC.

     Since June 1999, the Company has contributed approximately $23,800 to DBL Holdings, Inc. ("DBL"). The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., a wholly-owned subsidiary, that subsequently used the contribution to acquire a limited partner interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and is managed by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, and Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, each own 50% of the entity that ultimately controls GMSP. Mr. Rainwater is a limited partner of GMSP. At September 30, 2001, DBL's primary holdings consisted of the 12.5% investment in G2, and the Company's indirect investment in G2 was approximately $14,000.

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

     As of September 30, 2001, the Company had loaned approximately $32,959 (including approximately $3,855 loaned during the nine months ended September 30, 2001) to certain employees and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and unit incentive plans. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. These loans bear interest equal to the weighted average interest rate of the Company at the end of the preceding quarter plus 50 basis points, with five-year interest-only terms, and have maturity dates through October 2005. At September 30, 2001, accrued interest in the amount of $761 was outstanding on these loans.

15.  SALE OF MARKETABLE SECURITIES:

     During April and May 2001, the Company sold certain marketable securities which resulted in a net gain of approximately $6,000.

16.  CBHS:

     During the nine months ended September 30, 2001, in connection with the bankruptcy proceedings of Charter Behavioral Health Systems ("CBHS"), the former operator of the Behavioral Healthcare Properties, the Company collected approximately $6,000 of a $10,000 working capital loan made to CBHS during the year ended December 31, 1999, which is included in Interest and Other Income of $36,347. This amount was previously expensed in 1999 with the recapitalization of CBHS.

     The Company sold nine Behavioral Healthcare Properties during the nine months ended September 30, 2001. As of September 30, 2001, the Company owned 19 Behavioral Healthcare Properties. See "Note 17. Dispositions." The Company has entered into contracts or letters of intent to sell six additional Behavioral Healthcare Properties and is actively marketing for sale the remaining 13 Behavioral Healthcare Properties.

17.  DISPOSITIONS:

OFFICE PROPERTIES

     On September 18, 2001, the Company completed the sale of the Washington Harbour Office Property. The sale generated net proceeds of approximately $153,000 and a net loss of approximately $9,800. The proceeds from the sale of Washington Harbour were used primarily to pay down variable-rate debt. Washington Harbour was the Company's only Office Property in Washington, D.C.

BEHAVIORAL HEALTHCARE PROPERTIES

     During the nine months ended September 30, 2001, the Company completed the sale of nine Behavioral Healthcare Properties, one of which was sold during the third quarter of 2001. The sales generated approximately $20,607 in net proceeds and a net loss of approximately $687 for the nine months ended September 30, 2001. The net proceeds from the sale of the nine Behavioral Healthcare Properties sold during the nine months ended September 30, 2001 were used primarily to pay down variable-rate debt.

OTHER PROPERTIES

     On September 28, 2001, the Woodlands Commercial Properties Company, L.P. sold two office/venture tech properties located within The Woodlands. The sale generated net proceeds of approximately $13,976, of which the Company's portion was approximately $11,191. The sale generated a net gain of approximately $6,883, of which the Company's portion was approximately $4,702. The proceeds to the Company were used primarily to pay down variable-rate debt.

18.  COPI:

     COPI was formed to become a lessee and operator of various assets to be acquired by the Company and to perform the intercompany agreement between COPI and the Company, pursuant to which each agreed to provide the other with rights to participate in certain transactions.

     In connection with the formation and capitalization of COPI, the Company contributed $14,100 to COPI and loaned approximately $35,900 to COPI pursuant to a five-year loan, which bears interest at 12% per annum, is collateralized by a lien on certain assets that COPI now owns or may acquire in the future, and matures in May 2002. Also, in connection with COPI's formation, the Company established a $20,400 line of credit, which bears interest at 12% per annum. The line of credit was amended in August 1998 and again in March 1999, which ultimately resulted in a decrease in the amount available to $17,200. In March 1999, the Company loaned approximately $19,500 to COPI pursuant to a three-year loan, which bears interest at 9% per annum, and is collateralized by certain assets that COPI now owns or may acquire in the future. In connection with the proposed acquisition by the Company of certain assets of COPI, as described below, the Company has agreed to defer all principal and interest payments due under the loans to COPI until the earlier of December 31, 2001 or closing of the proposed acquisition. In addition, the Company has agreed, subject to closing of the proposed acquisition, not to charge interest on the loans beginning May 1, 2001. As a result, the Company stopped accruing interest and recognizing interest income on the loans as of May 1, 2001. As of September 30, 2001, COPI had approximately $21,000 (including accrued interest of $2,800) and $49,000 (including accrued interest of $5,500) outstanding under the line of credit and term loans, respectively, with the Company. As of September 30, 2001, the rent receivable balance under the hotel leases was approximately $40,200, of which approximately $32,800 had been deferred until the closing of the proposed acquisition by the Company of certain assets of COPI. The Company may agree to allow COPI to defer additional rent until the closing of the proposed acquisition.

     On June 28, 2001, the Company entered into a definitive agreement with COPI for the acquisition of COPI's lease interests in the Resort/Hotel Properties and COPI's partnership interests and voting stock in the Residential Land Developments for $78,400 to be paid by a combination of cash and cancellation of rent due and substantially all outstanding debt payable to the Company. Not included in the cancellation of debt is a $16,800 note payable to the Company related to COPI's 40% ownership interest in AmeriCold Logistics. It is a condition to the closing of the acquisition, and the related transaction described below, that COPI have a limited amount of liabilities and a specified amount of cash following the closing of the transactions. The Company believes that COPI may be unable to meet this condition as a result of deterioration in COPI's operations. If COPI is unable to meet this condition, and the Company determines to close the transactions, the Company may elect to write off a portion of its obligations from COPI in order to enable COPI to meet this condition.

     COPI has stated that if the proposed transactions do not close, it may file for bankruptcy protection. In the event that COPI files for bankruptcy protection, payment of COPI's debt and rent obligations to the Company would be subject to the federal bankruptcy laws.

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

     The Company, through its subsidiaries, will purchase from COPI:

o COPI's Resort/Hotel lease interests, including the lease interests of Sonoma Mission Inn & Spa, Ventana Inn & Spa, Hyatt Regency Beaver Creek, Canyon Ranch-Tucson, Canyon Ranch-Lenox, Denver Marriott City Center, Hyatt Regency Albuquerque and Renaissance Houston for $37,800, approximately $30,000 of which will be expensed as a lease termination fee. As a result of the purchase, the Company will receive 100% of the net cash flow from the Resort/Hotel operations.

o COPI's 52.5% partnership interest in the operator of The Woodlands, The Woodlands Operating Company, L.P., 100% of the voting common stock of Desert Mountain Development Corporation, The Woodlands Land Company, Inc. and Crescent Resort Development, Inc. (formerly Crescent Development Management Corp.) and other assets for $40,600. As a result of the purchase, the Company will gain control of the residential development corporations and obtain the 5% to 10% economic interests in the residential development corporations currently held by COPI.

     In a related transaction, the Company agreed to acquire a $10,000 preferred interest in Crescent Machinery, Inc. ("Crescent Machinery"), a wholly-owned subsidiary of COPI. The Company also agreed to invest in SunTx Fulcrum Fund, L.P. ("SunTx"), a Dallas-based private equity opportunity fund committed to acquire a preferred interest in Crescent Machinery and other investments. The Company, as one of several limited partners of SunTx, is committed to contribute up to $19,000 over a period of up to five years. As of September 30, 2001, the Company had funded approximately $1,000 of this commitment.

     The closings of these transactions are contingent upon approval by the shareholders of COPI and the satisfaction of other closing conditions. COPI's Proxy Statement for Annual Meeting of Shareholders was filed on November 1, 2001. The annual meeting of COPI's shareholders is scheduled to be held on December 6, 2001.

19.  BROADBAND:

     In 2000, the Company made an equity investment in Broadband Office, Inc. ("Broadband"), (a facilities-based provider of broadband data, video and voice communication services delivered over fiber optic networks), and related entities. In May 2001, Broadband filed for Chapter 11 bankruptcy protection. As of September 30, 2001, the Company's investment in Broadband was approximately $7,200. Yipes Communications Group, Inc. ("Yipes"), another telecom provider, has received approval from the federal bankruptcy court to acquire certain rights formerly owned by Broadband. In addition, Yipes has executed agreements with nine major real estate entities, including the Company, to assume telecom licensing agreements, in modified formats. As part of this transaction, the Company acquired ownership of certain assets previously owned by Broadband in consideration for conveyance of its equity interest in Broadband. As a result, the Company reclassified its investment in Broadband of approximately $7,200 from Other Assets to Building Improvements. It is included in $2,968,107 of Building Improvements at September 30, 2001. Therefore, Broadband's bankruptcy did not have a material effect on the Company's financial statements at September 30, 2001.

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

       The following factors might cause such a difference:

       o Further deterioration in the Resort/Hotel markets or in the market for residential land or luxury residences, including single-family homes, townhomes and condominiums, or in the economy generally;

       o The Company's ability, at its Office Properties, to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration on favorable terms, which may be adversely affected by changes in real estate conditions (including rental rates and competition from other properties and new development of competing properties or a general downturn in the economy);

       o Increases in expenses associated with operation of the Company's Properties;

       o Financing risks, such as the ability to generate revenue sufficient to service and repay existing or additional debt, the Company's ability to fund the share repurchase program, increases in debt service associated with increased debt and with variable-rate debt, the ability to meet financial covenants and the Company's ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

       o The Company's inability to consummate its proposed acquisition of assets of COPI in satisfaction of COPI's deferred rent and debt obligations to the Company;

       o Further adverse conditions in the temperature-controlled logistics business (including both industry-specific conditions and a general downturn in the economy which may further jeopardize the ability of the Company's tenant to pay all current and deferred rent due to the Company);

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

SUMMARY

       The economic slowdown in the third quarter of 2001, and the effects of the September 11, 2001 tragedy have had an adverse impact on Resort/Hotel operations and lot sales at the Desert Mountain Residential Development Property. However, the Office Property portfolio, which represents approximately 65% of total assets, continues to be in line with management's expectations. Although management does not expect full recovery of these investment segments in the near-term, the Company remains committed to its fundamental investment segments.

       The following sections include information for each of the Company's investment segments for the nine months ended September 30, 2001.

OFFICE SEGMENT

       As of September 30, 2001, the Company owned or had an interest in 75 Office Properties.

       The following table shows the same-store net operating income growth for the approximately 25.5 million square feet of Office Property space owned as of September 30, 2001, which excludes approximately 1.5 million square feet of Office Property space at Bank One Center, in which the Company owns a 50% equity interest, approximately 1.0 million square feet of Office Property space at Four Westlake Park and Bank One Tower, in each of which the Company has a 20% equity interest, and 0.1 million square feet of Office Property space at Avallon IV, which was completed during the nine months ended September 30, 2001.

                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   ----------------------------------------                ---------------------------------------
                                                             PERCENTAGE/                                           PERCENTAGE/
                                     2001         2000      POINT INCREASE                   2001       2000      POINT INCREASE
                                   --------     --------    --------------                 --------   --------    --------------

(DOLLARS IN MILLIONS)
Same-store Revenues                 $139.5       $130.7              6.7%                  $414.7     $385.8               7.5%
Same-store Expenses                  (63.0)       (55.4)            13.7%                  (187.8)    (170.7)             10.0%
                                    -------      -------                                  -------    -------
Net Operating Income                $ 76.5       $ 75.3              1.6%                 $ 226.9    $ 215.1               5.5%
                                    =======      =======                                  =======    =======
Weighted Average Occupancy            92.2%        92.6%            (0.4) pts                92.6%      91.6%              1.0  pts





       The following table shows renewed or re-leased leasing activity and the percentage increase of signed leasing rates compared to expiring leasing rates at the Company's Office Properties owned as of September 30, 2001.


                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                               ------------------------------------------------     ------------------------------------------------
                                    SIGNED            EXPIRING       PERCENTAGE          SIGNED             EXPIRING      PERCENTAGE
                                    LEASES             LEASES         INCREASE           LEASES              LEASES        INCREASE
                               ----------------   ----------------   ----------     ----------------    ----------------  ----------
Renewed or Re-leased (1)       656,000 sq. ft.           N/A                N/A     1,470,000 sq. ft.   N/A                     N/A
Weighted average full-
     service rental rate (2)   $24.38 per sq. ft. $19.80 per sq. ft.      23.1%     $24.07 per sq. ft.  $20.12 per sq. ft.     19.6%
FFO annual net effective
     rental rate (3)           $15.64 per sq. ft. $11.03 per sq. ft.      41.8%     $15.07 per sq. ft.  $11.09 per sq. ft.     35.9%

----------

(1) All of which have commenced or will commence during the next twelve months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and expense recoveries.

(3) Calculated as weighted average full-service rental rate minus operating expenses.

RESORT/HOTEL SEGMENT

       As of September 30, 2001, the Company owned nine Resort/Hotel Properties.

       The following table shows weighted average occupancy, average daily rate and revenue per available room/guest night for the nine Resort/Hotel Properties for the three and nine months ended September 30, 2001 and 2000.

                                                  FOR THE THREE MONTHS                             FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,                             ENDED SEPTEMBER 30,
                                           -------------------------------------        -----------------------------------------
                                                                                                                    PERCENTAGE/
                                                                    PERCENTAGE/                                          POINT
                                                                      POINT                                           INCREASE/
                                             2001      2000 (1)      DECREASE             2001        2000 (1)       (DECREASE)
                                           ---------   --------    -------------        ----------    ----------     ------------
Weighted average occupancy                    72.2 %     78.1 %            (6) pts          72.2 %        78.0 %            (6) pts
Average daily rate                           $ 226      $ 231              (2) %           $ 249         $ 239               4  %
Revenue per available room/guest night       $ 162      $ 179              (9) %           $ 178         $ 185              (4) %

-----------

(1)    Excludes the Four Seasons Hotel - Houston, which was sold on November 3,
       2000.

       The following table shows Resort/Hotel Property same-store rental income for the three and nine months ended September 30, 2001 and 2000, for the nine Resort/Hotel Properties owned during both of these periods. Rental income includes weighted average base rent with scheduled rent increases that would be taken into account under GAAP, and percentage rent.

                                           FOR THE THREE MONTHS                           FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,                           ENDED SEPTEMBER 30,
                                  ----------------------------------------       ---------------------------------------
                                                                PERCENTAGE                                    PERCENTAGE
                                      2001           2000        DECREASE            2001         2000         DECREASE
                                  ------------- -------------  -----------       ------------ ------------   -----------
(DOLLARS IN THOUSANDS)
Upscale Business-Class Hotels         $  5,232      $  6,101 (1)     (14) %         $ 17,161     $ 17,762 (1)       (3) %
Destination Resort Properties            8,857        10,083         (12)             27,050       27,856           (3)
                                  ------------- -------------                    ------------ ------------
All Resort/Hotel Properties           $ 14,089      $ 16,184 (1)     (13) %         $ 44,211     $ 45,618 (1)       (3) %
                                  ============= =============                    ============ ============

-------------
(1)    Excludes the Four Seasons Hotel - Houston, which was sold on November 3,
       2000.

INVESTMENT PARTNERSHIP

       In February 2000, the Company entered into an agreement with Sanjay Varma, a former senior executive officer of the Company, to form an investment partnership, which will seek destination resort properties and resort/hotel properties to acquire and manage under the "Sonoma Spa Resorts" brand and concept. The Company and Mr. Varma acquired a 93% and a 7% interest, respectively, in this new partnership. Mr. Varma also established a management company, which has contracted with COPI to manage either the property or assets of the Company's existing portfolio of Resort/Hotel Properties (excluding the Canyon Ranch resorts and the Hyatt Regency Beaver Creek), in addition to new properties the investment partnership acquires. During the first quarter of 2001, the Company reduced its non-voting interest in this management company from 30% to 10% to comply with the REIT Modernization Act, which became effective January 1, 2001.

RESIDENTIAL DEVELOPMENT SEGMENT

       The Company owns economic interests in five Residential Development Corporations through the Residential Development Property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, currently own interests in 20 upscale Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the upscale Residential Development Properties. Management plans to maintain the Residential Development Segment at its current investment level and reinvest returned capital in residential development projects in which it expects to achieve comparable rates of return.

The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:

       The following table shows residential lot sales at an average price per lot and commercial land sales at an average price per acre.


                                            FOR THE THREE MONTHS                            FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,                             ENDED SEPTEMBER 30,
                                     ------------------------------------             ----------------------------------
                                          2001                  2000                     2001                  2000
                                     --------------         -------------             ------------          ------------
(DOLLARS IN THOUSANDS)
Residential lot sales                     432                   505                    1,296                 1,517
Average sales price per lot              $ 75                  $ 46                    $  77                 $  45
Commercial land sales                       6 acres              42 acres                 83 acres              69 acres
Average sales price per acre             $381                  $317                    $ 332                 $ 325

o The average sales price per lot was $77 for the nine months ended September 30, 2001, which is a $32, or 71% increase over the same period in 2000. This increase is due to a product mix of higher priced lots from the Carlton Woods development during the nine months ended September 30, 2001, compared with the same period in 2000. The number of lot sales decreased to 1,296 lots for the nine months ended September 30, 2001, which is 221 lots less than the same period in 2000. This decrease is due to the higher priced product mix of lots available for sale.

o The average sales price per commercial acre was $332 for the nine months ended September 30, 2001, which is a $7, or 2% increase over the same period in 2000.

o The number of commercial land sales increased to 83 acres for the nine months ended September 30, 2001, which is 14 acres more than the same period in 2000.

o Future buildout of The Woodlands is estimated at approximately 12,300 residential lots and approximately 1,700 acres of commercial land, of which approximately 1,325 residential lots and 1,100 acres are currently in inventory.

Desert Mountain Properties Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:

       The following table shows residential lot sales at an average price per lot.

                              FOR THE THREE MONTHS        FOR THE NINE MONTHS
                              ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                              ----------  ---------      ---------  ------------
                                 2001        2000           2001        2000
                              ----------  ---------      ---------  ------------
(DOLLARS IN THOUSANDS)
Residential lot sales                17         22             59           139
Average sales price per            $470       $721           $734          $616
lot(1)

-------------

(1)    Including equity golf memberships.

o With the higher priced residential lots being completed during the latter phases of development at Desert Mountain, the average sales price per lot was $734 for the nine months ended September 30, 2001, which is a $118, or 19% increase over the same period in 2000.

o The number of lot sales decreased to 59 lots for the nine months ended September 30, 2001, which is 80 lots less than the same period in 2000.

o The average sales price per lot was $470 for the three months ended September 30, 2001, which is a $251, or 35% decrease over the same period in 2000.

o Management believes that lot sales and average sales price per lot have been adversely impacted by the economic slowdown which was magnified by the events on September 11, 2001, and will continue to be adversely impacted in the fourth quarter.

o For 2001, the original expectation for residential lot sales was a range between 125 lots and 150 lots at an average sales price per lot of between $800 and $875. The Company currently expects 2001 residential lots sales to range between 65 and 75 lots with an average sales price per lot between $815 and $835.

o Approved future buildout of Desert Mountain is estimated to be approximately 300 residential lots, of which approximately 160 are currently in inventory.

Crescent Resort Development, Inc. ("CRD"), (formerly Crescent Development Management Corp.), Beaver Creek, Colorado:

       The following table shows total active projects, residential lot and residential unit sales and average sales price per lot and unit.

                                            FOR THE THREE MONTHS                     FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,                      ENDED SEPTEMBER 30,
                                        -----------------------------             ---------------------------
                                           2001               2000                  2001              2000
                                        -----------        ----------             ---------        ----------
(DOLLARS IN THOUSANDS)
Active projects                                 13                12                    13                12
Residential lot sales                           34               107                   108               133
Residential unit sales:
    Townhome sales                               1                 4                     9                 6
    Single-family home sales                     -                 1                     -                 5
    Condominium sales                           10                11                    22                17
Commercial land sales                            -                 8                     -                 8
Average sales price per residential lot       $ 86              $184                  $ 64              $183
Average sales price per residential           $1.7 million      $1.5 million          $1.6 million      $1.5 million
unit

o The average sales price per lot was $64 for the nine months ended September 30, 2001, which was a $119, or 65% decrease from the same period in 2000. This decrease is due to a lower priced product mix sold at Eagle Ranch.

o The number of lot sales decreased to 108 lots for the nine months ended September 30, 2001, which is 25 lots less than the same period in 2000.

o The average sales price per residential unit was $1.6 million for the nine months ended September 30, 2001, which is a $100, or 7% increase over the same period in 2000.

o The number of residential unit sales increased to 31 units for the nine months ended September 30, 2001, which is three more units than the same period in 2000.

o On September 22, 2000, CRD closed a joint-venture arrangement with Booth Creek Ski Holdings, Inc., owner of the Northstar-at-Tahoe resort, a premier, up-scale ski resort located in North Lake Tahoe, California. The development is expected to span ten years and to include an enhanced core village with new restaurants and retail shops, hotels and spas, and an extensive residential product mix of over 2,000 condominium and townhome units. As of September 30, 2001, the Company had made capital contributions to CRD of $59.0 million, with a total expected investment by the Company of approximately $75.0 million over the life of the project. CRD expects pre-sales to commence in the second quarter of 2002.

Mira Vista Development Corp. ("Mira Vista"), Fort Worth, Texas:

       The following table shows residential lot sales at an average price per lot.

                                   FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                    ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                               ------------------------------     -----------------------------
                                   2001            2000               2001            2000
                               -------------   --------------     -------------   -------------
(DOLLARS IN THOUSANDS)
Residential lot sales                     5               12                20              31
Average sales price per lot             $96             $100               $85             $97



o The number of lots sold decreased by 11 lots for the nine months ended September 30, 2001, as compared to the same period in 2000, due to the completion of development and the decreased number of remaining lots to be sold.

o Decrease in average sales price per lot between years is due to a change in product mix.

Houston Area Development Corp. ("Houston Area Development"), Houston, Texas:

       The following table shows residential lot sales at an average price per lot.

                                  FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                  ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                               ---------------------------        ---------------------------
                                  2001            2000               2001            2000
                               -----------     -----------        -----------     -----------
(DOLLARS IN THOUSANDS)
Residential lot sales                  62              55                148             166
Average sales price per lot           $36             $27               $ 32            $ 27

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

       As of September 30, 2001, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 89 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, which is owned 60% by Vornado Operating, L.P. and 40% by a subsidiary of COPI. The Company has no interest in AmeriCold Logistics.

       AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under six triple-net master leases. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146.0 million, the adjustment of the rental obligation for 2002 to $150.0 million (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5.0 million to $9.5 million (effective January 1, 2000) and the extension of the date on which deferred rent is required to be paid to December 31, 2003. As of September 30, 2001, AmeriCold Logistics had deferred $37.1 million of rent, of which the Company's portion was $14.7 million. In addition, the leases permit AmeriCold Logistics to defer a portion of the rent for the Temperature-Controlled Logistics Properties for up to three years beginning on March 12, 1999, to the extent that available cash, as defined in these leases, is insufficient to pay such rent. The Company anticipates that AmeriCold Logistics will defer additional rent in the fourth quarter of 2001.

         Management believes that earnings before interest, taxes, depreciation and amortization and rent ("EBITDAR") is a useful financial performance measure for assessing the relative stability of the financial condition of AmeriCold Logistics. The following table shows EBITDAR and lease payment for AmeriCold Logistics for the nine months ended September 30, 2001.

                                    FOR THE NINE
                                    MONTHS ENDED
                                    SEPTEMBER 30,
                                        2001
                                   -------------
                                     (DOLLARS IN
                                      MILLIONS)

EBITDAR(1)                             $ 92.5
Lease Payment(2)                       $102.5

---------------

(1) EBITDAR does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.

(2) Represents the base rent and percentage rent obligation (excluding the effect of straight-lining rents) of AmeriCold Logistics.

       AmeriCold Logistics' same-store EBITDAR declined 21% and 15% for the three and nine months ended September 30, 2001, compared to the same periods in 2000. These declines are attributable to a reduction in total customer inventory stored at the warehouses and a reduction in the frequency of customer inventory turnovers. As a result, AmeriCold Logistics elected to defer $8.8 million of rent in the third quarter of 2001, of which the Company's portion was $3.5 million.

       The following table shows total deferred rent, the Company's portion of the deferred rent, total valuation allowance and the Company's portion of the valuation allowance at December 31, 2000 and for the nine months ended September 31, 2001.

                                                      DEFERRED RENT                   VALUATION ALLOWANCE
                                               -----------------------------      -----------------------------
                                                                 COMPANY'S                          COMPANY'S
                                                   TOTAL          PORTION             TOTAL          PORTION
                                               -------------   -------------      -------------   -------------
(DOLLARS IN MILLIONS)
Balance at December 31, 2000                          $24.4            $9.6              $16.3            $6.5
For the nine months ended September 30, 2001           12.7             5.1               12.7             5.1
                                               -------------   -------------      -------------   -------------
Total                                                 $37.1           $14.7              $29.0           $11.6
                                               =============   =============      =============   =============

       The Temperature-Controlled Logistics Corporation completed the acquisition of one facility in the first quarter of 2001 for $10.0 million and completed the construction of one facility in the third quarter of 2001 for $15.1 million, representing in aggregate approximately 8.5 million cubic feet (0.2 million square feet) of additional warehouse space.

                              RESULTS OF OPERATIONS

         The following table shows the Company's financial data as a percentage of total revenues for the three and nine months ended September 30, 2001 and 2000 and the variance in dollars between the three and nine months ended September 30, 2001 and 2000. See "Note 6. Segment Reporting" included in "Item
1. Financial Statements" for financial information about investment segments.





                                                                                                    TOTAL VARIANCE IN DOLLARS
                                                  FINANCIAL DATA AS A PERCENTAGE OF TOTAL REVENUES              BETWEEN THE
                                                  --------------------------------------------------   -----------------------------
                                                    FOR THE THREE MONTHS       FOR THE NINE MONTHS     THREE MONTHS    NINE MONTHS
                                                      ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,        ENDED            ENDED
                                                  ------------------------   -----------------------   SEPTEMBER 30,   SEPTEMBER 30,
                                                    2001         2000          2001          2000      2001 AND 2000   2001 AND 2000
                                                  -----------   ----------   -----------   ---------   -------------   -------------
REVENUES:
  Office properties                                     87.4 %       85.4 %        85.2 %     84.8 %          $2.5          $16.2
  Resort/Hotel properties                                7.1         11.1           8.2       10.5            (7.3)         (11.2)
  Interest and other income                              5.5          3.5           6.6        4.7             3.6           11.9
                                                  -----------   ----------   -----------   --------     -----------     ----------
     TOTAL REVENUES                                    100.0 %      100.0 %       100.0 %    100.0 %        $ (1.2)         $16.9
                                                  -----------   ----------   -----------   --------     -----------     ----------
EXPENSES:
  Operating expenses                                    37.6 %       33.7 %        36.8 %     35.4 %          $6.5          $13.5
  Corporate general and administrative                   3.5          3.0           3.4        2.8             0.9            3.8
  Interest expense                                      25.5         28.5          25.5       29.3            (5.6)         (15.3)
  Amortization of deferred financing costs               1.4          1.4           1.3        1.3               -            0.1
  Depreciation and amortization                         18.0         17.5          17.0       17.7             0.6           (0.8)
  Impairment and other charges related to
     real estate assets                                  2.1            -           3.5          -             3.6           18.9
                                                  -----------   ----------   -----------   --------     -----------     ----------
     TOTAL EXPENSES                                     88.1 %       84.1 %        87.5 %     86.5 %          $6.0          $20.2
                                                  -----------   ----------   -----------   --------     -----------     ----------
OPERATING INCOME                                        11.9 %       15.9 %        12.5 %     13.5 %        $ (7.2)         $(3.3)

OTHER INCOME AND EXPENSE:
  Equity in net income of
  unconsolidated companies:
     Office properties                                   0.9 %        0.1 %         0.7 %      0.6 %          $1.4           $0.6
     Residential development properties                  4.1          3.3           5.1        5.3             1.4           (0.4)
     Temperature-controlled logistics properties        (1.2)         0.4           0.4        0.9            (2.7)          (2.6)
     Other                                               1.0          1.4           0.5        1.5            (0.6)          (4.7)
                                                  -----------   ----------   -----------   --------     -----------     ----------
     TOTAL EQUITY IN NET INCOME FROM
       UNCONSOLIDATED COMPANIES:                         4.8 %        5.2 %         6.7 %      8.3 %        $ (0.5)        $ (7.1)
  Gain on property sales, net                            0.6         36.0           0.1       17.5           (62.6)         (91.7)
                                                  -----------   ----------   -----------   --------     -----------     ----------
     TOTAL OTHER INCOME AND EXPENSE                      5.4 %       41.2 %         6.8 %     25.8 %       $ (63.1)       $ (98.8)
                                                  -----------   ----------   -----------   --------     -----------     ----------

INCOME BEFORE MINORITY INTERESTS
  AND EXTRAORDINARY ITEM                                17.3 %       57.1 %        19.3 %     39.3 %       $ (70.3)      $ (102.1)
  Minority interests                                    (4.6)       (10.0)         (4.8)      (6.3)            9.7            7.3
                                                  -----------   ----------   -----------   --------     -----------     ----------
NET INCOME BEFORE EXTRAORDINARY ITEM                    12.7 %       47.1 %        14.5 %     33.0 %       $ (60.6)       $ (94.8)
  Extraordinary item - extinguishment of debt              -            -          (1.9)      (0.7)              -           (6.9)

                                                  -----------   ----------   -----------   --------     -----------     ----------
NET INCOME                                              12.7 %       47.1 %        12.6 %     32.3 %       $ (60.6)      $ (101.7)
  6 3/4% Series A Preferred Share distributions         (1.9)        (2.0)         (1.9)      (2.0)              -              -

  Share repurchase agreement return                        -         (0.9)             -      (0.8)            1.6            4.4
                                                  -----------   ----------   -----------   --------     -----------     ----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS             10.8 %       44.2 %        10.7 %     29.5 %       $ (59.0)       $ (97.3)
                                                  ===========   ==========   ===========   ========     ===========     ==========

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

       Total revenues decreased $1.2 million, or 0.7%, to $175.9 million for the three months ended September 30, 2001, as compared to $177.1 million for the three months ended September 30, 2000. The components of the decrease in total revenues are discussed below.

       The increase in Office Property revenues of $2.5 million, or 1.7%, for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000, is attributable to:

       o increased revenues of $9.1 million from the consolidated Office Properties that the Company owned or had an interest in as of September 30, 2001, primarily as a result of increased full-service weighted average rental rates (reflecting increases in both rental revenue and operating expense recoveries); partially offset by

       o decreased revenues of $6.6 million due to the disposition of three Office Properties during the third and fourth quarter of 2000, the disposition of four Office Properties during 2001 and the joint venture of two Office Properties during 2001.

       The decrease in Resort/Hotel Property revenues of $7.3 million, or 37.1%, for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000, is attributable to:

       o decreased revenues from the upscale business-class hotels of $2.6 million, due to the disposition of the Four Seasons Hotel - Houston during 2000; and

       o decreased revenues of $4.7 million due to a decrease in percentage rent as a result of decreased occupancy at the Resort/Hotel Properties.

       Interest and other income increased $3.6 million, or 59.0%, primarily due to:

       o a $3.6 million gain recognized on the sale of Reckson common stock;

       o increased revenues of $1.5 million due to a dividend received on the Reckson common stock; partially offset by

       o decreased revenues of $1.7 million due to the discontinuance of interest accruals on the COPI notes, effective May 1, 2001.

EXPENSES

       Total expenses increased $6.0 million, or 4.0%, to $154.9 million for the three months ended September 30, 2001, as compared to $148.9 million for the three months ended September 30, 2000. The primary components of the increase in total expenses are discussed below.

       The increase in Office Property operating expenses of $6.5 million, or 10.7%, for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000, is attributable to:

       o increased expenses of $8.6 million from the consolidated Office Properties that the Company owned or had an interest in as of September 30, 2001, primarily as a result of increased operating expenses for utilities of $2.2 million, taxes of $1.1 million and other increased operating expenses such as insurance, security, and consulting fees related to technology initiatives of $5.3 million during the three months ended September 30, 2001, as compared to the same period in 2000; partially offset by

       o decreased expenses of $2.1 million due to the disposition of three Office Properties during the third and fourth quarter of 2000, the disposition of four Office Properties during 2001 and the joint venture of two Office Properties during 2001.

       The increase in corporate general and administrative expenses of $0.9 million, or 17%, is primarily due to additional management personnel.

       The decrease in interest expense of $5.6 million, or 11.1%, for the three months ended September 30, 2001, as compared to the same period in 2000, is attributable to a decrease in the weighted average interest rate of 0.75%, or $4.0 million of interest expense combined with a decrease in the average debt balance of $86.0 million, or $1.6 million of interest expense.

       An additional increase in expenses of $3.6 million is due to the impairment related to Behavioral Healthcare Properties during the three months ended September 30, 2001.

OTHER INCOME

       Other income decreased $63.1 million, or 86.9%, to $9.5 million for the three months ended September 30, 2001, as compared to $72.6 million for the three months ended September 30, 2000. This decrease is primarily due to the fact that the Company was disposing of non-core, non-strategic assets during the three months ended September 30, 2000; however, this strategic goal was substantially completed during 2000. As a result, net gains on property sales decreased $62.6 million for the three months ended September 30, 2001, as compared with the same period in 2000.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

       Total revenues increased $16.9 million, or 3.2%, to $545.0 million for the nine months ended September 30, 2001, as compared to $528.1 million for the nine months ended September 30, 2000. The components of the increase in total revenues are discussed below.

       The increase in Office Property revenues of $16.2 million, or 3.6%, for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, is attributable to:

       o increased revenues of $29.8 million from the consolidated Office Properties that the Company owned or had an interest in as of September 30, 2001, primarily as a result of increased full-service weighted average rental rates (reflecting increases in both rental revenue and operating expense recoveries), and an increase in average occupancy of 1.0 percentage point over the same period in 2000; and

       o increased lease termination fee revenue of $1.8 million (net of the write-off of related deferred rent receivables), to $7.7 million for the nine months ended September 30, 2001, compared with $5.9 million for the same period in 2000; and

       o increased other Office Property revenues of $1.2 million; partially offset by

       o decreased revenues of $16.6 million due to the disposition of 11 Office Properties and four retail properties during 2000, the disposition of four Office Properties in 2001 and the joint venture of two Office Properties in 2001.

       The decrease in Resort/Hotel Property revenues of $11.2 million, or 20.1%, for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, is attributable to:

       o decreased revenues from the business-class hotels of $7.2 million due to the disposition of the Four Seasons Hotel - Houston during 2000; and

       o decreased revenues of $4.0 million due to a decrease in percentage rent as a result of decreased occupancy at the Resort/Hotel Properties.

         Interest and other income increased $11.9 million, or 48.8%, primarily due to:

       o      gains recognized on marketable securities of $9.6 million;

       o development fee and lease commission revenue from 5 Houston Center of $2.3 million;

       o increased revenues of $1.5 million due to a dividend received on the Reckson common stock; partially offset by

       o decreased revenues of $2.4 million due to the discontinuance of interest accruals on the COPI notes, effective May 1, 2001.

EXPENSES

       Total expenses increased $20.2 million, or 4.4%, to $476.9 million for the nine months ended September 30, 2001, as compared to $456.7 million for the nine months ended September 30, 2000. The primary components of the increase in total expenses are discussed below.

       The increase in Office Property operating expenses of $13.5 million, or 7.2%, for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, is attributable to:

       o increased expenses of $20.1 million from the consolidated Office Properties that the Company owned or had an interest in as of September 30, 2001, as a result of increased operating expenses for utilities of $7.5 million, increased property taxes of $2.9 million and other increased operating expenses such as insurance, security and consulting fees related to technology initiatives of $9.7 million during the nine months ended September 30, 2001, as compared to the same period in 2000; partially offset by

       o decreased expenses of $6.6 million due to the disposition of 11 Office Properties and four retail properties during 2000 and the disposition of four Office Properties and the joint venture of two Office Properties during 2001.

       The increase in corporate general and administrative expenses of $3.8 million, or 26.0%, is primarily due to additional management, personnel and consulting fees related to technology initiatives.

       An additional increase in expenses of $18.9 million is primarily due to the impairment related to the Behavioral Healthcare Properties of $6.9 million and the impairment of $12.0 million due to the conversion of the Company's preferred interest in Metropolitan into common shares of Reckson during the nine months ended September 30, 2001.

     The decrease in interest expense of $15.3 million, or 9.9%, for the nine months ended September 30, 2001, as compared to the same period in 2000, is attributable to a decrease in the weighted average interest rate of 0.62%, or $9.9 million of interest expense, combined with a decrease in the average debt balance of $91.0 million, or $5.4 million of interest expense.

OTHER INCOME

       Other income decreased $98.8 million, or 72.5%, to $37.5 million for the nine months ended September 30, 2001, as compared to $136.3 million for the nine months ended September 30, 2000. The components of the decrease in other income are discussed below.

       The decrease in equity in net income of unconsolidated companies of $7.1 million, or 16.2%, for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, is primarily attributable to:

       o a decrease in equity in net income of other unconsolidated companies of $4.7 million, or 61.8%, primarily due to i) lower earnings from DBL Holdings, Inc. due to an approximate $10.0 million return of investment received in March 2001 and ii) a decrease in the dividend income received from the Company's preferred interest in Metropolitan, which was converted to Reckson common stock in May 2001, and subsequently sold on August 17, 2001; and

       o a decrease in equity in net income of the Temperature Controlled Logistics Properties of $2.6 million, or 53.1%, primarily attributable to decreased base rent due to the restructuring of the lease agreement with AmeriCold Logistics in February 2001, and increased deferred rent in 2001; and

       o a decrease in equity in net income of the Residential Development Properties of $0.4 million, or 1.4%, primarily attributable to lower lot sales at Desert Mountain during the nine months ended September 30, 2001, resulting in a decrease of $9.0 million; partially offset by an increase in the average sales price per lot at The Woodlands resulting in an increase of $7.5 million.

       Net gain on property sales decreased $91.7 million, or 99.2%, to $0.7 million for the nine months ended September 30, 2001, as compared to $92.4 million for the nine months ended September 30, 2000. This decrease is primarily due to the fact that the Company was disposing of non-core, non-strategic assets during the nine months ended September 30, 2000; however, this strategic goal was substantially completed during 2000.

EXTRAORDINARY ITEMS

       The increase in extraordinary items of $6.9 million, or 176.9%, is attributable to the write-off of deferred financing costs related to the early extinguishment of the UBS Facility in May 2001 of $10.8 million compared with the write-off of deferred financing costs related to the early extinguishment of the BankBoston Facility in February 2000 of $3.9 million.

                         LIQUIDITY AND CAPITAL RESOURCES

                                                      SEPTEMBER 30,
                                                          2001
                                                     ---------------
                                                      (in millions)

Cash Provided by Operating Activities                      $ 258.0
Cash Provided by Investing Activities                        162.4
Cash Used in Financing Activities                           (426.2)
                                                       -----------
Decrease in Cash and Cash Equivalents                      $  (5.8)
Cash and Cash Equivalents, Beginning of Period                39.0
                                                       -----------
Cash and Cash Equivalents, End of Period                   $  33.2
                                                       ===========

OPERATING ACTIVITIES

       The Company's cash provided by operating activities of $258.0 million is attributable to:

       o      $151.3 million from Property operations;

       o a $95.7 million decrease in other assets primarily attributable to the conversion of the Company's interest in Metropolitan to Reckson common stock and the subsequent sale of the Reckson common stock and other marketable securities; and

       o $11.0 million representing distributions received in excess of equity in earnings from unconsolidated companies.

INVESTING ACTIVITIES

       The Company's cash provided by investing activities of $162.4 million is attributable to:

       o $184.4 million of net sales proceeds primarily attributable to the disposition of the Washington Harbour Office Property and Behavioral Healthcare Properties;

       o $129.7 million of proceeds from joint venture partners, primarily as a result of the proceeds of $116.7 million from the joint ventures of two existing Office Properties, Bank One Tower and Four Westlake Park, and $12.9 million from the joint venture of 5 Houston Center, which is currently being developed;

       o $30.5 million from return of investment in unconsolidated Office Properties, Residential Development Properties and other unconsolidated companies; and

       o a $5.0 million decrease in restricted cash and cash equivalents, primarily due to escrow deposits for capital expenditures during the second quarter of 2001.

       The Company's cash provided by investing activities is partially offset by:

       o $86.6 million of additional investment in unconsolidated companies, consisting of investments in (i) the upscale Residential Development Properties of $72.4 million, primarily as a result of CRD's investment in the Northstar-at-Tahoe resort,
              (ii) Temperature-Controlled Logistics Properties of $9.4 million,
              (iii) Office Properties of $3.2 million and (iv) other unconsolidated companies of $1.6 million;

       o $34.5 million for recurring and non-recurring tenant improvement and leasing costs for the Office Properties;

       o $28.0 million for capital expenditures for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

       o $23.3 million for the development of investment properties, including $12.3 million for development of the 5 Houston Center Office Property and expansions and renovations at the Resort/Hotel Properties; and

       o a $14.8 million increase in notes receivable, primarily as a result of approximately $10.0 million related to secured loans to AmeriCold Logistics and interest accrued in 2001 of approximately $3.0 million related to the COPI notes.

FINANCING ACTIVITIES

       The Company's use of cash for financing activities of $426.2 million is primarily attributable to:

       o      net repayment of the UBS Facility of $553.4 million;

       o distributions to common shareholders and unitholders of $200.6 million;

       o repayment and retirement of the iStar Financial Note of $97.1 million;

       o repayment and retirement of the Deutsche Bank Short-term Loan of $75.0 million;

       o net capital distributions to joint venture partners of $20.4 million, primarily due to distributions to joint venture preferred equity partners;

       o debt financing costs of $16.0 million; and o distributions to preferred shareholders of $10.1 million.

       The use of cash for financing activities is partially offset by:

       o      net borrowings under the Fleet Facility of $155.0 million;

       o proceeds from notes payable of $386.4 million, primarily attributable to the debt refinancing; and

       o proceeds from the exercise of common share options of $9.2 million.

JOINT VENTURE ARRANGEMENTS

5 Houston Center

       On June 4, 2001, the Company entered into a joint venture arrangement with a pension fund advised by JPM to construct 5 Houston Center within the Company's Houston Center mixed-use Office Property complex in Houston, Texas. The joint venture is structured such that JPM holds a 75% equity interest, and the Company holds a 25% equity interest. The Company contributed approximately $8.5 million of land and $12.3 million of development costs to the joint venture entity and received $14.8 million in net proceeds. In addition, the Company will develop, manage and lease the Property on a fee basis. The Class A Office Property will consist of 577,000 net rentable square feet.

       During the second quarter of 2001, the joint venture entity obtained an $82.5 million construction loan, due May 2004, that bears interest at prime plus 100 basis points or LIBOR plus 225 basis points at the discretion of the borrower.

Four Westlake Park and Bank One Tower

       On July 30, 2001, the Company entered into joint venture arrangements with an affiliate of General Electric Pension Fund ("GE") for two Office Properties, Four Westlake Park in Houston, Texas and Bank One Tower in Austin, Texas. The joint ventures are structured such that GE holds an 80% equity interest in each of Four Westlake Park, a 560,000 square foot Class A Office Property located in the Katy Freeway submarket of Houston, and Bank One Tower, a 390,000 square foot Office Property located in downtown Austin. The Company continues to hold the remaining 20% equity interest. In addition, the Company will manage and lease the Properties on a fee basis. The joint ventures generated approximately $120.0 million in net proceeds to the Company, including distributions to the Company resulting from mortgage financing at the joint venture level. The joint venture was accounted for as a partial sale of these Office Properties, resulting in a gain of approximately $7.6 million, net of a deferred gain of approximately $1.9 million.

PROPERTY DISPOSITIONS

Office Properties

       On September 18, 2001, the Company completed the sale of the Washington Harbour Office Property. The sale generated net proceeds of approximately $153.0 million and a net loss of approximately $9.8 million. The proceeds from the sale of Washington Harbour were used primarily to pay down variable-rate debt. Washington Harbour was the Company's only Office Property in Washington, D.C.

Behavioral Healthcare Properties

       During the nine months ended September 30, 2001, the Company completed the sale of nine Behavioral Healthcare Properties, one of which was sold during the third quarter of 2001. The sales generated approximately $20.6 million in net proceeds and a net loss of approximately $0.7 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, the Company recognized an impairment loss of $7.1 million on six of the Behavioral Healthcare Properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for these six Properties. The net proceeds from the sale of the nine Behavioral Healthcare Properties sold during the nine months ended September 30, 2001 were used primarily to pay down variable-rate debt. As of September 30, 2001, the Company owned 19 Behavioral Healthcare Properties. The Company has entered into contracts or letters of intent to sell six additional Behavioral Healthcare Properties, and is actively marketing the remaining 13 Properties for sale.

Other Properties

       On September 28, 2001, the Woodlands Commercial Properties Company, L.P. sold two office/venture tech properties located within The Woodlands. The sale generated net proceeds of approximately $14.0 million, of which the Company's portion was approximately $11.2 million. The sale generated a net gain of approximately $6.9 million, of which the Company's portion was approximately $4.7 million. The proceeds to the Company were used primarily to pay down variable-rate debt.

SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY

       As of September 30, 2001, Funding IX held seven Office Properties and one Resort/Hotel Property. The Company owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

       As of September 30, 2001, GMACCM held $218.4 million of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units receive a preferred variable-rate dividend currently calculated at LIBOR plus 450 basis points, or approximately 8.2% per annum as of September 30, 2001, and are redeemable at the option of the Company at the original purchase price.

       The Company will generally use the proceeds from any joint venture or sale of a Property held by Funding IX to redeem the Class A Units.

EMPLOYEE STOCK PURCHASE PLAN

       On June 25, 2001, the shareholders of the Company approved adoption of a new Employee Stock Purchase Plan (the "ESPP"), that is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP provides for the grant of rights to purchase common shares at a discount. The ESPP is not subject to the provisions of ERISA. The ESPP was effective October 1, 2001, and will terminate on May 14, 2011.

       The 1,000,000 common shares that may be issued pursuant to the purchase of common shares under the ESPP will represent less than 0.92% of the Company's outstanding common shares at September 30, 2001. The aggregate fair market value of the 1,000,000 common shares that may be issued under the ESPP is approximately $18.0 million, based on the closing price of the common shares on October 26, 2001.

SHARE REPURCHASE PROGRAM

       On November 5, 1999, the Company's Board of Trust Managers authorized the repurchase of a portion of the Company's outstanding common shares from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"), in an amount not to exceed $500.0 million. On October 15, 2001, the Company's Board of Trust Managers authorized an increase in the size of the Share Repurchase Program from $500.0 million to $800.0 million.

       The Company commenced its Share Repurchase Program in March 2000. As of September 30, 2001, the Company had repurchased 14,505,084 common shares, (20,286 of which have been retired), at an average price of $19.52 per common share for an aggregate of approximately $283.1 million. As of September 30, 2001, the Company held 14,468,623 of the repurchased common shares in a wholly-owned subsidiary. The 14,468,623 common shares were repurchased with the net proceeds of the sale of Class A Units in Funding IX and with a portion of the net proceeds from the sale of one of the Properties held by Funding IX. See "Sale of Preferred Equity Interests in Subsidiary" above. These common shares are consolidated as treasury shares in accordance with GAAP. However, these shares are held in a wholly-owned subsidiary of the Company until all of the Class A Units are redeemed. Distributions will continue to be paid on these repurchased common shares and will be used to pay dividends on the Class A Units.

       From January 1, 2001 through October 16, 2001, the Company did not make any significant repurchases of common shares. On October 17, 2001, the Company began repurchasing additional shares and since that date has repurchased 4,000,000 common shares at an average price of $18.03 per common share for an aggregate of approximately $72.0 million.

       The Company expects the Share Repurchase Program to continue to be funded through financing arrangements, which, in some cases, may be secured by the repurchased common shares, equity offerings including preferred and/or convertible securities, and asset sales. The amount of common shares that the Company will actually purchase will be determined from time to time, in its reasonable judgment, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of common shares will actually be purchased within any particular time period.

METROPOLITAN

       On May 24, 2001, the Company converted its $85.0 million preferred member interest in Metropolitan into approximately $75.0 million of common stock of Reckson. The Company subsequently sold the Reckson common stock on August 17, 2001 for approximately $78.6 million, resulting in a gain of approximately $3.6 million. The proceeds were used to pay down the Fleet Facility.

COPI

       COPI was formed to become a lessee and operator of various assets to be acquired by the Company and to perform the intercompany agreement between COPI and the Company, pursuant to which each agreed to provide the other with rights to participate in certain transactions.

       In connection with the formation and capitalization of COPI, the Company contributed $14.1 million to COPI and loaned approximately $35.9 million to COPI pursuant to a five-year loan, which bears interest at 12% per annum, is collateralized by a lien on certain assets that COPI now owns or may acquire in the future, and matures in May 2002. Also, in connection with COPI's formation, the Company established a $20.4 million line of credit, which bears interest at 12% per annum. The line of credit was amended in August 1998 and again in March 1999, which ultimately resulted in a decrease in the amount available to $17.2 million. In March 1999, the Company loaned approximately $19.5 million to COPI pursuant to a three-year loan, which bears interest at 9% per annum, and is collateralized by certain assets that COPI now owns or may acquire in the future. In connection with the proposed acquisition by the Company of certain assets of COPI, as described below, the Company has agreed to defer all principal and interest payments due under the loans to COPI until the earlier of December 31, 2001 or closing of the proposed acquisition. In addition, the Company has agreed, subject to closing of the proposed acquisition, not to charge interest on the loans beginning May 1, 2001. As a result, the Company stopped accruing interest and recognizing interest income on the loans as of May 1, 2001. As of September 30, 2001, COPI had approximately $21.0 million (including accrued interest of $2.8 million) and $49.0 million (including accrued interest of $5.5 million) outstanding under the line of credit and term loans, respectively, with the Company. As of September 30, 2001, the rent receivable balance under the hotel leases was approximately $40.2 million, of which approximately $32.8 million has been deferred until the closing of the proposed acquisition by the Company of certain assets of COPI. The Company may agree to allow COPI to defer additional rent until the closing of the proposed acquisition.

       On June 28, 2001, the Company entered into a definitive agreement with COPI for the acquisition of COPI's lease interests in the Resort/Hotel Properties and COPI's partnership interests and voting stock in the Residential Land Developments for $78.4 million to be paid by a combination of cash and cancellation of rent due and substantially all outstanding debt payable to the Company. Not included in the cancellation of debt is a $16.8 million note payable to the Company related to COPI's 40% ownership interest in AmeriCold Logistics. It is a condition to the closing of the acquisition, and the related transaction described below, that COPI have a limited amount of liabilities and a specified amount of cash following the closing of the transactions. The Company believes that COPI may be unable to meet this condition as a result of deterioration in COPI's operations. If COPI is unable to meet this condition, and the Company determines to close the transactions, the Company may elect to write off a portion of its obligations from COPI in order to enable COPI to meet this condition.

       COPI has stated that if the proposed transactions do not close, it may file for bankruptcy protection. In the event that COPI files for bankruptcy protection, payment of COPI's debt and rent obligations to the Company would be subject to the federal bankruptcy laws.

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

       The Company, through its subsidiaries, will purchase from COPI:

       o COPI's Resort/Hotel lease interests, including the lease interests of Sonoma Mission Inn & Spa, Ventana Inn & Spa, Hyatt Regency Beaver Creek, Canyon Ranch-Tucson, Canyon Ranch-Lenox, Denver Marriott City Center, Hyatt Regency Albuquerque and Renaissance Houston for $37.8 million, approximately $30.0 million of which will be expensed as a lease termination fee. As a result of the purchase, the Company will receive 100% of the net cash flow from the Resort/Hotel operations.

       o COPI's 52.5% partnership interest in the operator of The Woodlands, The Woodlands Operating Company, L.P., 100% of the voting common stock of Desert Mountain Development Corporation, The Woodlands Land Company, Inc. and Crescent Resort Development, Inc. (formerly Crescent Development Management Corp.) and other assets for $40.6 million. As a result of the purchase, the

              Company will gain control of the residential development corporations and obtain the 5% to 10% economic interests in the residential development corporations currently held by COPI.

       In a related transaction, the Company agreed to acquire a $10.0 million preferred interest in Crescent Machinery, a wholly-owned subsidiary of COPI. The Company also agreed to invest in SunTx, a Dallas-based private equity opportunity fund committed to acquire a preferred interest in Crescent Machinery and other investments. The Company, as one of several limited partners of SunTx, is committed to contribute up to $19.0 million over a period of up to five years. As of September 30, 3001, the Company had funded approximately $1.0 million of this commitment.

       The closings of these transactions are contingent upon approval by the shareholders of COPI and the satisfaction of other closing conditions. COPI's Proxy Statement for Annual Meeting of Shareholders was filed on November 1, 2001. The annual meeting of COPI's shareholders is scheduled to be held on December 6, 2001.

BROADBAND

       In 2000, the Company made an equity investment in Broadband, (a facilities-based provider of broadband data, video and voice communication services delivered over fiber optic networks), and related entities. In May 2001, Broadband filed for Chapter 11 bankruptcy protection. As of September 30, 2001, the Company's investment in Broadband was approximately $7.2 million. Yipes, another telecom provider, has received approval from the federal bankruptcy court to acquire certain rights formerly owned by Broadband. In addition, Yipes has executed agreements with nine major real estate entities, including the Company, to assume telecom licensing agreements, in modified formats. As part of this transaction, the Company acquired ownership of certain assets previously owned by Broadband in consideration for conveyance of its equity interest in Broadband.

LIQUIDITY REQUIREMENTS

       As of September 30, 2001, the Company had unfunded capital expenditures of approximately $63.7 million relating to development projects and other capital investments. The table below specifies the Company's total capital expenditures relating to these projects, amounts funded to date, amounts remaining to be funded, and short-term and long-term capital expenditures.


                                                                                                      CAPITAL EXPENDITURES
                                                                                                 --------------------------------
(IN MILLIONS)                                           TOTAL          AMOUNT        AMOUNT       SHORT-TERM         LONG-TERM
                                                       PROJECT         FUNDED      REMAINING       (NEXT 12            (12+
                     PROJECT                           COST (1)       TO DATE       TO FUND       MONTHS) (2)       MONTHS)(2)
--------------------------------------------------  ------------   ------------  ------------    --------------    --------------
OFFICE SEGMENT
        5 Houston Center (3)                           $ 29.3        $  (9.6)        $19.7          $15.4             $ 4.3
                                                       ------        -------         -----          -----             -----
RESIDENTIAL DEVELOPMENT SEGMENT
        CDMC Northstar-at-Tahoe resort (4)             $ 75.0        $ (59.0)        $16.0          $ 8.7             $ 7.3
                                                       ------        -------         -----          -----             -----
OTHER
        Crescent Machinery (5)                         $ 10.0        $     -         $10.0          $10.0             $   -
        SunTx (5)                                        19.0           (1.0)         18.0            4.0              14.0
                                                       ------        -------         -----          -----             -----
          Subtotal                                     $ 29.0        $  (1.0)        $28.0          $14.0             $14.0
                                                       ------        -------         -----          -----             -----
TOTAL                                                  $133.3        $ (69.6)        $63.7          $38.1             $25.6
                                                       ======        =======         =====          =====             =====

-------------------------

(1)    All amounts are approximate.

(2) Reflects the Company's estimate of the breakdown between short-term and long-term capital expenditures.

(3) Total estimated cost is approximately $117.2 million. Construction of the planned 27-story, Class A office property of 577,000 net rentable square feet commenced in November 2000, and is expected to be completed in the fourth quarter of 2002. In June 2001, the Company entered into a joint venture arrangement with JPM to construct 5 Houston Center. The joint venture is structured such that JPM holds a 75% equity interest, and the Company holds a 25% equity interest. The Company contributed approximately $8.5 million of land and $12.3 million of development costs to the joint venture entity and received $14.8 million in net proceeds.

(4) See "Residential Development Segment" above for a description of the Company's investment in the Northstar-at-Tahoe resort.

(5) These commitments are related to the Company's pending transaction with COPI.

       The Company expects to fund its short-term capital expenditures of approximately $38.1 million and its obligations for debt that matures during 2001 of approximately $11.9 million, and debt that matures during 2002 of approximately $233.1 million, primarily through a combination of proceeds received from joint ventures and property sales, redeployment of capital returned from the Residential Development Segment, borrowings under the Fleet Facility and additional or replacement debt financing.

       The Company expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), additional interest expense related to the cash flow hedge agreements, recurring capital expenditures, non-recurring capital expenditures, such as tenant improvement and leasing costs, and distributions to shareholders and unitholders, primarily through cash flow provided by operating activities. To the extent that the Company's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Company expects to finance such requirements with available cash proceeds received from joint ventures and property sales, and borrowings under the Fleet Facility or additional debt financing.

       The Company expects to fund its long-term capital expenditures of approximately $25.6 million primarily through additional borrowings under the Fleet Facility. The Company's other long-term liquidity requirements consist primarily of maturities after December 31, 2002, under the Company's fixed and variable-rate debt, which totaled approximately $1.8 billion as of September 30, 2001. The Company expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives.

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

       o      Issuance of additional unsecured debt;

       o Equity offerings including preferred and/or convertible securities; and

       o      Proceeds from joint ventures and property sales.

REIT QUALIFICATION

         The Company intends to maintain its qualification as a REIT under
Section 856(c) of the Code. As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of its REIT taxable income to its shareholders.

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Company's primary debt financing arrangements existing as of September 30, 2001 are shown below (dollars in thousands).

                                                                     INTEREST                                  BALANCE
                                                                      RATE AT                               OUTSTANDING AT
                                                    MAXIMUM        SEPTEMBER 30,         EXPIRATION         SEPTEMBER 30,
               DESCRIPTION (1)                     BORROWINGS          2001                 DATE                 2001
----------------------------------------------   ---------------   --------------    --------------------  -----------------
SECURED FIXED RATE DEBT:
   JP Morgan Mortgage Note                           $  200,000             8.31 %       October 2016            $   200,000
   AEGON Partnership Note                               271,060             7.53          July 2009                  271,060
   LaSalle Note I                                       239,000             7.83         August 2027                 239,000
   LaSalle Note II                                      161,000             7.79          March 2028                 161,000
   CIGNA Note                                            63,500             7.47        December 2002                 63,500
   Metropolitan Life Note V                              38,831             8.49        December 2005                 38,831
   Northwestern Life Note                                26,000             7.66         January 2003                 26,000
   Mitchell Mortgage Note                                 9,196             7.00         August 2002                   9,196
   Nomura Funding VI Note                                 8,224            10.07          July 2020                    8,224
   Woodmen of the World Note                              6,458             8.20          April 2009                   6,458
   Rigney Promissory Note                                   661             8.50        November 2012                    661
                                                     ----------            -----                                 -----------
     Subtotal/Weighted Average                       $1,023,930             7.85 %                               $ 1,023,930
                                                     ----------            -----                                 -----------
UNSECURED FIXED RATE DEBT:

   Notes due 2007                                    $  250,000             7.50 %      September 2007           $   250,000
   Notes due 2002                                       150,000             7.00        September 2002               150,000
                                                     ----------            -----                                 -----------
     Subtotal/Weighted Average                       $  400,000             7.31 %                               $   400,000
                                                     ----------            -----                                 -----------
SECURED VARIABLE RATE DEBT:
   Fleet Fund I and II Term Loan                     $  275,000             6.81 %        March 2005             $   275,000
   Deutsche Bank - CMBS Loan                            220,000             5.84           May 2004                  220,000
                                                     ----------            -----                                 -----------
     Subtotal/Weighted Average                       $  495,000             6.38 %                               $   495,000
                                                     ----------            -----                                 -----------

UNSECURED VARIABLE RATE DEBT:
   JPMorgan Loan Sales Facility                      $   50,000             4.50 %       October 2001            $    10,000
   Fleet Facility                                       400,000             5.58           May 2004                  155,000
                                                     ----------            -----                                 -----------
                                                     $  450,000             5.51 %                               $   165,000
                                                     ----------            -----                                 -----------
     TOTAL/WEIGHTED AVERAGE                          $2,368,930             7.21 %(2)                            $ 2,083,930
                                                     ==========            =====                                 ===========

---------------

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

(2) The overall weighted average interest rate does not include the effect of the Company's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.67%.

     Below are the aggregate principal amounts due as of September 30, 2001 under the Fleet Facility and other indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.

                            SECURED           UNSECURED            TOTAL
                       ----------------     -------------     ----------------
(in thousands)
2001                         $    1,925          $ 10,000           $   11,925
2002                             83,109           150,000              233,109
2003                             41,059                 -               41,059
2004                            236,857           155,000              391,857
2005                            328,863                 -              328,863
Thereafter                      827,117           250,000            1,077,117
                             ----------          --------           ----------
                             $1,518,930          $565,000           $2,083,930
                             ==========          ========           ==========


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

       Debt service coverage ratios for a particular period are generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The calculation of the debt service coverage ratio for the Fleet Facility is calculated using the method described above, including certain pro forma adjustments and debt from unconsolidated entities. As of September 30, 2001, the Company was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt.

DEBT REFINANCING AND FLEET FACILITY

         In May 2001, the Company (i) repaid and retired the UBS Facility which consisted of the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II; (ii) repaid and retired the iStar Financial Note; and (iii) modified the Fleet Term Note II with proceeds from a $970.0 million debt refinancing.

New Debt Resulting from Refinancing

                                              MAXIMUM               INTEREST                MATURITY
              DESCRIPTION                   BORROWING                  RATE                   DATE
-----------------------------------------  ------------     ---------------------------    -----------
         (dollars in millions)
Fleet Facility                              $    400.0 (1)  LIBOR+187.5 basis points             2004 (2)
Fleet Fund I and II Term Loan               $    275.0      LIBOR+325 basis points               2005
Deutsche Bank - CMBS Loan                   $    220.0      LIBOR+234 basis points               2004 (3)
Deutsche Bank Short-Term Loan               $     75.0      LIBOR+300 basis points               2001 (4)

-----------------------------

(1) The $400.0 million Fleet Facility is an unsecured revolving line of credit. The weighted average interest rate from the origination of the loan in May 2001 through September 30, 2001 of 5.93%.

(2)    One-year extension option.

(3)    Two one-year extension options.

(4)    Repaid September 19, 2001.

Debt Repaid or Modified by Refinancing

                                        MAXIMUM             INTEREST                   MATURITY           BALANCE
           DESCRIPTION                 BORROWING              RATE                       DATE          REPAID/MODIFIED
----------------------------------    ------------    --------------------             --------        ---------------
      (dollars in millions)
UBS Line of Credit                     $    300.0      LIBOR+250 basis points             2003          $     165.0
UBS Term Loan I                        $    146.8      LIBOR+250 basis points             2003          $     146.8
UBS Term Loan II                       $    326.7      LIBOR+275 basis points             2004          $     326.7
Fleet Term Note II                     $    200.0      LIBOR+400 basis points             2003          $     200.0
iStar Financial Note                   $     97.1      LIBOR+175 basis points             2001          $      97.1

INTEREST RATE CAPS

         In connection with the closing of the Deutsche Bank-CMBS Loan in May 2001, the Company entered into a LIBOR interest rate cap struck at 7.16% for a notional amount of $220.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charged to earnings.

As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these instruments are expected to substantially offset each other.

CASH FLOW HEDGES

       The Company uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of September 30, 2001, the Company had entered into three cash flow hedge agreements which are accounted for under SFAS No. 133, as amended by SFAS No. 138, which was adopted in the third quarter of 1999.

       The following table shows information regarding the Company's cash flow hedge agreements as of September 30, 2001 and interest expense for the nine months ended September 30, 2001:

                                                                                      ADDITIONAL
                                                                                       INTEREST
                                                                                    EXPENSE FOR THE
         NOTIONAL         MATURITY        REFERENCE           FAIR MARKET             NINE MONTHS
          AMOUNT           DATE             RATE                VALUE              SEPTEMBER 30, 2001
       --------------     ------------    -------------    --------------------    ------------------------
   (dollars in millions)
           $200.0          9/1/2003        6.183%                 $(11.4)                    $1.9
           $200.0          2/3/2003        7.11%                  $(11.7)                    $3.7
           $100.0          4/18/2004       6.76%                  $(8.2)                     $1.6

       The Company has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable-rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Company uses the cumulative dollar offset approach as described in DIG Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133. The Company uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Company will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are to be recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in accordance with SFAS Nos. 133 and 138.

       Over the next twelve months, an estimated $17.0 million to $20.0 million will be reclassified from accumulated other comprehensive income to earnings as interest expense related to the effective portions of the cash flow hedge agreements.

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

       The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the nine months ended September 30, 2001 and 2000 were $200.6 and $214.1 million, respectively.

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

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND SHARES/UNITS IN THOUSANDS)

                                                            FOR THE THREE MONTHS                      FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER 30,                      ENDED SEPTEMBER 30,
                                                       -----------------------------                --------------------------
                                                          2001              2000                       2001            2000
                                                       -----------      ------------                ----------      ----------
                                                                 (UNAUDITED)                                (UNAUDITED)
Net income                                                $ 22,459          $ 83,175                 $  68,669      $ 170,359
Adjustments to reconcile net income to
    funds from operations:
Depreciation and amortization of real estate                30,840            30,727                    89,859         90,872
    assets
Gain on property sales, net                                 (1,032)          (63,679)                     (570)       (92,432)
Impairment and other adjustments related to
    real estate assets                                       3,608                 -                    18,932              -
Gain on sale of real estate securities                      (3,627)                -                    (3,627)             -
Extraordinary item - extinguishment of debt                     -                  -                    10,802          3,928
Adjustment for investments in real estate
    mortgages and equity of unconsolidated companies:
      Office Properties                                      2,663             1,805                     6,718          3,522
      Residential Development Properties                     3,015             8,828                     9,224         24,551
      Temperature-Controlled Logistics Properties            5,687             7,465                    16,800         20,354
Unitholder minority interest                                 2,712            10,058                     9,903         21,152
6 3/4% Series A Preferred Share distributions               (3,375)           (3,375)                  (10,125)       (10,125)
                                                          --------          --------                 ---------      ---------
Funds from operations(1)                                  $ 62,950          $ 75,004                 $ 216,585      $ 232,181
                                                          ========          ========                 =========      =========

Investment Segments:
    Office Segment                                        $ 91,237          $ 92,917                 $ 273,134      $ 266,341
    Resort/Hotel Segment                                    12,374            19,598                    44,142         55,235
    Residential Development Segment                         10,278            14,761                    36,927         52,665
    Temperature-Controlled Logistics Segment                 3,621             8,101                    19,085         25,218
    Corporate and other adjustments:
      Interest expense                                     (44,908)          (50,458)                 (139,189)      (154,544)
      6 3/4% Series A Preferred Share                       (3,375)           (3,375)                  (10,125)       (10,125)
       distributions
      Other(2)(3)                                              (56)           (1,235)                   10,985         12,023
      Corporate general and administrative                  (6,221)           (5,305)                  (18,374)       (14,632)
                                                          --------          --------                 ---------      ---------
Funds from operations(1)                                  $ 62,950          $ 75,004                 $ 216,585      $ 232,181
                                                          ========          ========                 =========      =========

Basic weighted average shares                              108,748           109,379                   108,170        115,434
                                                          ========          ========                 =========      =========
Diluted weighted average shares/units(4)                   123,828           125,162                   123,484        130,508
                                                          ========          ========                 =========      =========


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

       The following schedule reconciles the Company's basic weighted average shares to the diluted weighted average shares/units presented above:

                                           FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                           ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                        ---------------------------       -------------------------
(SHARES/UNITS IN THOUSANDS)                2001           2000              2001           2000
                                        ------------   ------------       ----------     ----------
Basic weighted average shares:              108,748        109,379          108,170        115,434
Add:  Weighted average units                 13,205         14,022           13,473         14,010
      Share and unit options                  1,875          1,761            1,841          1,064
                                        ------------   ------------       ----------     ----------
Diluted weighted average
  shares/units                              123,828        125,162          123,484        130,508
                                        ============   ============       ==========     ==========

RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES

(DOLLARS IN THOUSANDS)

                                                                   FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,
                                                               -----------------------------
                                                                   2001            2000
                                                               -------------   -------------
Funds from operations                                           $   216,585     $   232,181
Adjustments:
   Depreciation and amortization of non-real estate assets            2,423           1,963
   Amortization of deferred financing costs                           7,171           7,056
   Gain on undeveloped land                                            (157)              -
   Gain on real estate securities sale                                3,627               -
   Minority interest in joint ventures profit and
    depreciation and amortization                                    16,771          13,030
   Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies                          (32,742)        (48,427)
   Change in deferred rent receivable                                 4,687          (7,632)
   Change in current assets and liabilities                          18,626         (43,281)
   Distributions received in excess of earnings from
    unconsolidated companies                                         10,908           4,188
   Equity in earnings in excess of distributions received
    from unconsolidated companies                                      (105)        (12,185)
   6 3/4% Series A Preferred Share distributions                     10,125          10,125
   Non cash compensation                                                119              85
                                                               -------------   -------------
Net cash provided by operating activities                       $   258,038     $   157,103
                                                               =============   =============

                                 OFFICE PROPERTIES

         As of September 30, 2001, the Company owned or had and interest in 75 Office Properties located in 26 metropolitan submarkets in six states with an aggregate of approximately 28.1 million net rentable square feet. The Company's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of September 30, 2001, the Company's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 78% of its office portfolio based on total net rentable square feet (41% for Dallas/Fort Worth and 37% for Houston).

OFFICE PROPERTIES TABLES

         The following table shows, as of September 30, 2001, certain information about the Company's Office Properties. In the table below "CBD" means central business district.

                                                                                                                       WEIGHTED
                                                                                                                         AVERAGE
                                                                                                NET                   FULL-SERVICE
                                                                                             RENTABLE                  RENTAL RATE
                                      NO. OF                                    YEAR           AREA        PERCENT     PER LEASED
        STATE, CITY, PROPERTY       PROPERTIES             SUBMARKET         COMPLETED       (SQ. FT.)     LEASED      SQ. FT. (1)
    ------------------------------  ------------  -------------------------- ----------- ---------------   --------   --------------
TEXAS
  DALLAS
   Bank One Center (2)                        1   CBD                              1987       1,530,957         85%     $   23.45
   The Crescent Office Towers                 1   Uptown/Turtle Creek              1985       1,204,670        100          32.15
   Fountain Place                             1   CBD                              1986       1,200,266         96          20.29
   Trammell Crow Center (3)                   1   CBD                              1984       1,128,331         84          25.31
   Stemmons Place                             1   Stemmons Freeway                 1983         634,381         86          17.52
   Spectrum Center (4)                        1   Far North Dallas                 1983         598,250         88          24.01
   Waterside Commons                          1   Las Colinas                      1986         458,739        100          21.03
   125 E. John Carpenter Freeway              1   Las Colinas                      1982         445,993         81          29.42
   Reverchon Plaza                            1   Uptown/Turtle Creek              1985         374,165         71          21.33
   The Aberdeen                               1   Far North Dallas                 1986         320,629        100          19.40
   MacArthur Center I & II                    1   Las Colinas                 1982/1986         294,069         94          23.99
   Stanford Corporate Centre                  1   Far North Dallas                 1985         265,507         71          23.76
   12404 Park Central                         1   LBJ Freeway                      1987         239,103        100          22.57
   Palisades Central II                       1   Richardson/Plano                 1985         237,731        100          22.74
   3333 Lee Parkway                           1   Uptown/Turtle Creek              1983         233,769         92          22.86
   Liberty Plaza I & II                       1   Far North Dallas            1981/1986         218,813        100          16.49
   The Addison                                1   Far North Dallas                 1981         215,016        100          19.64
   Palisades Central I                        1   Richardson/Plano                 1980         180,503         99          21.29
   Greenway II                                1   Richardson/Plano                 1985         154,329        100          24.04
   Greenway I & IA                            2   Richardson/Plano                 1983         146,704        100          24.40
   Addison Tower                              1   Far North Dallas                 1987         145,886         96          19.88
   5050 Quorum                                1   Far North Dallas                 1981         133,594         90          20.03
   Cedar Springs Plaza                        1   Uptown/Turtle Creek              1982         110,923         90          19.27
                                           ----                                             -----------       ----     ----------
    Subtotal/Weighted Average                24                                              10,472,328         91%    $    23.51
                                           ----                                             -----------       ----     ----------

  FORT WORTH
   Carter Burgess Plaza                       1   CBD                              1982         954,895         94%    $    15.73
                                           ----                                              ----------        ---     ----------

  HOUSTON
   Greenway Plaza Office                     10   Richmond-Buffalo            1969-1982       4,285,906         93%     $   20.23
   Portfolio                                      Speedway
   Houston Center                             3   CBD                         1974-1983       2,764,418         98          20.92
   Post Oak Central                           3   West Loop/Galleria          1974-1981       1,277,516         88          19.56
   The Woodlands Office Properties (5)        9   The Woodlands               1980-1996         621,945         93          17.49
   Four Westlake Park (6)                     1   Katy Freeway                     1992         561,065        100          21.24
   Three Westlake Park                        1   Katy Freeway                     1983         414,206         69(9)       22.79
   1800 West Loop South                       1   West Loop/Galleria               1982         399,777         68          19.86
                                           ----                                              ----------        ---     ----------
    Subtotal/Weighted Average                28                                              10,324,833         92%     $   20.30
                                           ----                                              ----------        ---     ----------


                                                                                                  NET
                                                                                               RENTABLE
                                     NO. OF                                     YEAR             AREA
       STATE, CITY, PROPERTY       PROPERTIES             SUBMARKET           COMPLETED        (SQ. FT.)
   ------------------------------  ------------  -------------------------  --------------   -------------
  AUSTIN
   Frost Bank Plaza                         1     CBD                                 1984       433,024
   301 Congress Avenue (7)                  1     CBD                                 1986       418,338
   Bank One Tower (6)                       1     CBD                                 1974       389,503
   Austin Centre                            1     CBD                                 1986       343,664
   The Avallon I, II, III; IV; V            3     Northwest                 1993/1997/2001       318,217
   Barton Oaks Plaza One                    1     Southwest                           1986        99,895
                                          ---                                                 ----------
    Subtotal/Weighted Average               8                                                  2,002,641
                                          ---                                                 ----------

COLORADO
  DENVER
   MCI Tower                                1     CBD                                 1982       550,807
   Ptarmigan Place                          1     Cherry Creek                        1984       418,630
   Regency Plaza One                        1     Denver Technology Center            1985       309,862
   55 Madison                               1     Cherry Creek                        1982       137,176
   The Citadel                              1     Cherry Creek                        1987       130,652
   44 Cook                                  1     Cherry Creek                        1984       124,174
                                          ---                                                 ----------
    Subtotal/Weighted Average               6                                                  1,671,301
                                          ---                                                 ----------
  COLORADO SPRINGS
   Briargate Office and
    and Research Center                     1     Colorado Springs                    1988       252,857
                                          ---                                                 ----------

FLORIDA
  MIAMI
   Miami Center                             1     CBD                                 1983       782,686
   Datran Center                            2     South Dade/Kendall             1986/1988       472,236
                                          ---                                                 ----------
    Subtotal/Weighted Average               3                                                  1,254,922
                                          ---                                                 ----------
ARIZONA
  PHOENIX
   Two Renaissance Square                   1     Downtown/CBD                        1990       476,373
   6225 North 24th Street                   1     Camelback Corridor                  1981        86,451
                                          ---                                                 ----------
    Subtotal/Weighted Average               2                                                    562,824
                                          ---                                                 ----------
NEW MEXICO
  ALBUQUERQUE
   Albuquerque Plaza                        1     CBD                                 1990       366,236
                                          ---                                                 ----------
CALIFORNIA
  SAN DIEGO
   Chancellor Park (8)                      1     University Town Center              1988       195,733
                                          ---                                                 ----------
    TOTAL/WEIGHTED AVERAGE                 75                                                 28,058,570
                                          ===                                                 ==========


                                                  WEIGHTED
                                                  AVERAGE
                                                FULL-SERVICE
                                                 RENTAL RATE
                                     PERCENT     PER LEASED
       STATE, CITY, PROPERTY         LEASED      SQ. FT. (1)
   ------------------------------    -------    --------------
  AUSTIN
   Frost Bank Plaza                      97%       $    24.83
   301 Congress Avenue (7)               80             26.47
   Bank One Tower (6)                    96             24.60
   Austin Centre                         90(9)          27.34
   The Avallon I, II, III; IV; V         87(9)          24.47
   Barton Oaks Plaza One                100             26.93
                                        ---        ----------
    Subtotal/Weighted Average            91%       $    25.54
                                        ---        ----------

COLORADO
  DENVER
   MCI Tower                             99%       $    18.95
   Ptarmigan Place                       99(9)          19.64
   Regency Plaza One                     98             24.79
   55 Madison                            99             20.90
   The Citadel                           99             23.39
   44 Cook                               91             20.90
                                        ---        ----------
    Subtotal/Weighted Average            98%       $    20.88
                                        ---        ----------
  COLORADO SPRINGS
   Briargate Office and
    and Research Center                  79%       $    20.21
                                        ---        ----------

FLORIDA
  MIAMI
   Miami Center                          94%       $    26.08
   Datran Center                         93             23.58
                                        ---        ----------
    Subtotal/Weighted Average            94%       $    25.15
                                        ---        ----------
ARIZONA
  PHOENIX
   Two Renaissance Square                97%       $    25.31
   6225 North 24th Street                34             22.15
                                        ---        ----------
    Subtotal/Weighted Average            87%       $    25.12
                                        ---        ----------
NEW MEXICO
  ALBUQUERQUE
   Albuquerque Plaza                     89%       $    19.39
                                        ---        ----------
CALIFORNIA
  SAN DIEGO
   Chancellor Park (8)                   96%       $    26.17
                                        ---        ----------
    TOTAL/WEIGHTED AVERAGE               92%(9)    $    22.08(10)
                                        ===        ==========

----------
(1) Calculated based on base rent payable as of September 30, 2001, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.
(2) The Company has a 49.5% limited partner interest and a 0.5% general partner interest in the partnership that owns Bank One Center.
(3) The Company owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building.
(4) The Company owns the principal economic interest in Spectrum Center through an interest in Crescent Spectrum Center, L.P. which owns both a mortgage note secured by Spectrum Center and the ground lessor's interest in the land underlying the office building.
(5) The Company has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the 9 Office Properties that comprise The Woodlands Office Properties.

(6) The Company has a 0.1% general partner interest and a 19.9% limited partner interest in the partnerships that own Four Westlake Park and Bank One Tower.
(7) The Company has a 1% general partner interest and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.
(8) The Company owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership which owns the building.
(9) Leases have been executed at certain Office Properties but had not commenced as of September 30, 2001. If such leases had commenced as of September 30, 2001, the percent leased for all Office Properties would have been 93%. The total percent leased for these Properties would have been as follows: Three Westlake - 94%; Austin Center - 93%; The Avallon - 100%; and Ptarmigan Place - 100%.
(10) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties as of September 30, 2001, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $22.20.

     The following table provides information, as of September 30, 2001, for the Company's Office Properties by state, city and submarket.



                                                                                                                        WEIGHTED
                                                                                                                        AVERAGE
                                                                              PERCENT        OFFICE        COMPANY       QUOTED
                                                                PERCENT      LEASED AT      SUBMARKET      SHARE OF      MARKET
                                                    TOTAL       OF TOTAL      COMPANY        PERCENT        OFFICE     RENTAL RATE
                                     NUMBER OF     COMPANY      COMPANY        OFFICE        LEASED/       SUBMARKET   PER SQUARE
    STATE, CITY, SUBMARKET          PROPERTIES     NRA(1)        NRA(1)      PROPERTIES     OCCUPIED(2)    NRA(1)(2)   FOOT(2)(3)
--------------------------------    ----------   ----------     --------     ----------     -----------    ---------   -----------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                    3       3,859,554         13 %         88 %(6)        87 %           21 %      $20.67
   Uptown/Turtle Creek                    4       1,923,527          7           92 (6)         89             32         24.54
   Far North Dallas                       7       1,897,695          7           91             86             16         24.16
   Las Colinas                            3       1,198,801          4           91             90              9         23.58
   Richardson/Plano                       5         719,267          3          100             99             12         22.01
   Stemmons Freeway                       1         634,381          2           86             89             25         21.02
   LBJ Freeway                            1         239,103          1          100             82              3         22.63
                                       ----      ----------        ---          ---            ---            ---        ------
     Subtotal/Weighted Average           24      10,472,328         37 %         91 %           88 %           16 %      $22.50
                                       ----      ----------        ---          ---            ---            ---        ------

 FORT WORTH
   CBD                                    1         954,895          3 %         94 %(6)        96 %           26 %      $20.01
                                       ----      ----------        ---          ---            ---            ---        ------

 HOUSTON
   CBD                                    3       2,764,418         10 %         98 %           96 %           12 %      $23.20
   Richmond-Buffalo Speedway              6       2,734,659         10           95             93             65         20.24
   West Loop/Galleria                     4       1,677,293          6           83 (6)         85             11         21.96
   Katy Freeway                           2         975,271          4           87             82             15         21.01
   The Woodlands                          7         487,320          1           92             99            100         17.76
                                       ----      ----------        ---          ---            ---            ---        ------
     Subtotal/Weighted Average           22       8,638,961         31 %         92 %           91 %           17 %      $21.47
                                       ----      ----------        ---          ---            ---            ---        ------

AUSTIN
   CBD                                    4       1,584,529          6 %         91 %           92 %           36 %      $30.75
   Northwest                              3         318,217          1           87 (6)         91              5         26.56
   Southwest                              1          99,895          0          100 (6)         99              4         26.99
                                       ----      ----------        ---          ---            ---            ---        ------
     Subtotal/Weighted Average            8       2,002,641          7 %         91 %           93 %           15 %      $29.90
                                       ----      ----------        ---          ---            ---            ---        ------

COLORADO
 DENVER
   Cherry Creek                           4         810,632          3 %         98 %           98 %           45 %      $23.99
   CBD                                    1         550,807          2           99             95              5         28.93
   Denver Technology Center               1         309,862          1           98             84              6         23.72
                                       ----      ----------        ---          ---            ---            ---        ------
     Subtotal/Weighted Average            6       1,671,301          6 %         98 %           92 %            9 %      $25.57
                                       ----      ----------        ---          ---            ---            ---        ------

 COLORADO SPRINGS
   Colorado Springs                       1         252,857          1 %         79 %           92 %            5 %      $20.70
                                       ----      ----------        ---          ---            ---            ---        ------

FLORIDA
 MIAMI
   CBD                                    1         782,686          3 %         94 %           95 %           23 %      $30.75
   South Dade/Kendall                     2         472,236          2           93             93            100         24.09
                                       ----      ----------        ---          ---            ---            ---        ------
     Subtotal/Weighted Average            3       1,254,922          5 %         94 %           94 %           33 %      $28.24
                                       ----      ----------        ---          ---            ---            ---        ------

ARIZONA
 PHOENIX
   Downtown/CBD                           1         476,373          2 %         97 %           90 %           21 %      $24.62
   Camelback Corridor                     1          86,451          0           34             85              2         26.77
                                       ----      ----------        ---          ---            ---            ---        ------
     Subtotal/Weighted Average            2         562,824          2 %         87 %           86 %            9 %      $24.95
                                       ----      ----------        ---          ---            ---            ---        ------

NEW MEXICO
 ALBUQUERQUE
   CBD                                    1         366,236          1 %         89 %           87 %           64 %      $18.15
                                       ----      ----------        ---          ---            ---            ---        ------

CALIFORNIA
 SAN DIEGO
   University Town Center                 1         195,733          1 %         96 %           93 %            6 %      $37.20
                                       ----      ----------        ---          ---            ---            ---        ------

                                                   WEIGHTED
                                                   AVERAGE
                                                   COMPANY
                                      COMPANY        FULL-
                                       QUOTED       SERVICE
                                     RENTAL RATE   RENTAL RATE
                                     PER SQUARE    PER SQUARE
    STATE, CITY, SUBMARKET             FOOT(4)      FOOT(5)
--------------------------------     -----------   -----------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                 $25.32       $22.89
   Uptown/Turtle Creek                  31.18        28.72
   Far North Dallas                     24.42        21.02
   Las Colinas                          25.80        24.54
   Richardson/Plano                     25.65        23.01
   Stemmons Freeway                     19.10        17.52
   LBJ Freeway                          23.00        22.57
                                       ------       ------
     Subtotal/Weighted Average         $25.88       $23.51
                                       ------       ------

 FORT WORTH
   CBD                                 $23.15       $15.73
                                       ------       ------

 HOUSTON
   CBD                                 $25.51       $20.92
   Richmond-Buffalo Speedway            21.68        21.98
   West Loop/Galleria                   21.67        19.62
   Katy Freeway                         24.65        21.75
   The Woodlands                        17.76        17.64
                                       ------       ------
     Subtotal/Weighted Average         $23.02       $20.94
                                       ------       ------

AUSTIN
   CBD                                 $30.35       $25.66
   Northwest                            30.33        24.47
   Southwest                            33.02        26.93
                                       ------       ------
     Subtotal/Weighted Average         $30.48       $25.54
                                       ------       ------

COLORADO
 DENVER
   Cherry Creek                        $23.48       $20.63
   CBD                                  25.00        18.95
   Denver Technology Center             27.00        24.79
                                       ------       ------
     Subtotal/Weighted Average         $24.64       $20.88
                                       ------       ------

 COLORADO SPRINGS
   Colorado Springs                    $20.85       $20.21
                                       ------       ------

FLORIDA
 MIAMI
   CBD                                 $30.70       $26.08
   South Dade/Kendall                   23.96        23.58
                                       ------       ------
     Subtotal/Weighted Average         $28.16       $25.15
                                       ------       ------

ARIZONA
 PHOENIX
   Downtown/CBD                        $25.00       $25.31
   Camelback Corridor                   23.00        22.15
                                       ------       ------
     Subtotal/Weighted Average         $24.69       $25.12
                                       ------       ------

NEW MEXICO
 ALBUQUERQUE
   CBD                                 $18.00       $19.39
                                       ------       ------

CALIFORNIA
 SAN DIEGO
   University Town Center              $33.50       $26.17
                                       ------       ------


                                                                                                                        WEIGHTED
                                                                                                                        AVERAGE
                                                                              PERCENT        OFFICE        COMPANY       QUOTED
                                                                PERCENT      LEASED AT      SUBMARKET      SHARE OF      MARKET
                                                    TOTAL       OF TOTAL      COMPANY        PERCENT        OFFICE     RENTAL RATE
                                     NUMBER OF     COMPANY      COMPANY        OFFICE        LEASED/       SUBMARKET   PER SQUARE
    STATE, CITY, SUBMARKET          PROPERTIES     NRA(1)        NRA(1)      PROPERTIES     OCCUPIED(2)    NRA(1)(2)   FOOT(2)(3)
--------------------------------    ----------   ----------     --------     ----------     -----------    ---------   -----------
     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                           69     26,372,698        94 %         92 %           90 %           15 %        $23.19
                                        ===     ==========       ===          ===            ===             ===         ======

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway              4      1,551,247         5 %         91 %           90 %           43 %        $17.89
   The Woodlands                          2        134,625         1           96             97             47           16.19
                                        ---     ----------       ---          ---            ---            ---          ------
     Subtotal/Weighted Average            6      1,685,872         6 %         91 %           90 %           43 %        $17.75
                                        ---     ----------       ---          ---            ---            ---          ------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                            6      1,685,872         6 %         91 %           90 %           43 %        $17.75
                                        ===      =========       ===          ===            ===            ===          ======
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE            75     28,058,570       100 %         92 %(6)        90 %           16 %        $22.86
                                        ===    ===========       ===          ===            ===            ===          ======


                                              WEIGHTED
                                               AVERAGE
                                               COMPANY
                                  COMPANY       FULL-
                                   QUOTED      SERVICE
                                   RENTAL      RENTAL
                                  RATE PER    RATE PER
                                   SQUARE      SQUARE
    STATE, CITY, SUBMARKET        FOOT(4)      FOOT(5)
-------------------------------- ----------- -----------
     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                       $25.10       $22.40
                                     ======       ======

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway         $19.75       $16.96
   The Woodlands                      16.19        16.93
                                     ------       ------
     Subtotal/Weighted Average       $19.47       $16.96
                                     ------       ------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                       $19.47       $16.96
                                     ======       ======
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE        $24.76       $22.08 (7)
                                     ======       ======

----------
(1)  NRA means net rentable area in square feet.
(2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are CoStar Group (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway, Fort Worth CBD, Houston Richmond-Buffalo Speedway, Houston CBD, West Loop/Galleria, and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), CoStar Group (for the Austin CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and Denver Technology Center submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD and Camelback Corridor), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and Burnham Real Estate Services (for the San Diego University Town Centre submarket). This table includes market information as of June 30, 2001.
(3) Represents full-service quoted market rental rates. These rates do not necessarily represent the amounts at which available space at the Office Properties will be leased. The weighted average subtotals and total are based on total net rentable square feet of Company Office Properties in the submarket.
(4) Represents weighted average rental rates per square foot quoted by the Company, based on total net rentable square feet of Company Office Properties in the submarket, adjusted, if necessary, based on management estimates, to equivalent full-service quoted rental rates to facilitate comparison to weighted average Class A or Class B, as the case may be, quoted submarket full-service rental rates per square foot. These rates do not necessarily represent the amounts at which available space at the Company's Office Properties will be leased.
(5) Calculated based on base rent payable for Company Office Properties in the submarket, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursed from tenants, divided by total net rentable square feet of Company Office Properties in the submarket.
(6) Leases have been executed at certain Office Properties in these submarkets but had not commenced as of September 30, 2001. If such leases had commenced as of September 30, 2001, the percent leased for all Office Properties in the Company's submarkets would have been 93%. The total percent leased for these Class A Company submarkets would have been as follows: Katy Freeway - 98%; Austin CBD - 91%; Austin Northwest - 100%; and Denver Cherry Creek - 98%.
(7) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $22.20.

     The following table shows, as of September 30, 2001, the principal businesses conducted by the tenants at the Company's Office Properties, based on information supplied to the Company from the tenants.



      Industry Sector                 Leased Sq. Ft.
----------------------------         ------------------

Professional Services (1)                        27 %
Energy(2)                                        21
Financial Services (3)                           19
Telecommunications                                8
Technology                                        7
Manufacturing                                     3
Food Service                                      3
Government                                        3
Retail                                            2
Medical                                           2
Other (4)                                         5
                                     ---------------
TOTAL LEASED                                    100 %
                                     ===============

----------
(1) Includes legal, accounting, engineering, architectural and advertising services.
(2)  Includes oil and gas and utility companies.
(3)  Includes banking, title and insurance and investment services.
(4)  Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

     The following tables show schedules of lease expirations for leases in place as of September 30, 2001 for the Company's total Office Properties and for Dallas and Houston, Texas, individually, for each of the 10 years beginning with 2001, assuming that none of the tenants exercises or has exercised renewal options.

TOTAL OFFICE PROPERTIES

                                                                                          PERCENTAGE
                                  NET RENTABLE        PERCENTAGE OF                        TOTAL OF        ANNUAL FULL-
                                      AREA             LEASED NET           ANNUAL        ANNUAL FULL-     SERVICE RENT
                     NUMBER OF     REPRESENTED        RENTABLE AREA      FULL-SERVICE     SERVICE RENT      PER SQUARE
                    TENANTS WITH   BY EXPIRING        REPRESENTED         RENT UNDER       REPRESENTED      FOOT OF NET
  YEAR OF LEASE      EXPIRING        LEASES           BY EXPIRING          EXPIRING       BY EXPIRING      RENTABLE AREA
   EXPIRATION         LEASES      (SQUARE FEET)          LEASES           LEASES (1)        LEASES         EXPIRING (1)
------------------  ------------  ------------------  ---------------  ------------------ --------------   --------------
2001                        211       1,184,088 (2)            4.6 %      $   21,922,329          3.7 %       $    18.51
2002                        352       3,469,157 (3)           13.6            76,327,254         12.9              22.00
2003                        327       3,386,560               13.3            72,745,775         12.3              21.48
2004                        269       4,294,311               16.8            98,801,539         16.7              23.01
2005                        242       3,388,579               13.3            79,575,602         13.4              23.48
2006                        156       2,310,387                9.1            56,714,815          9.6              24.55
2007                         62       1,982,083                7.8            46,619,921          7.9              23.52
2008                         29         920,929                3.6            22,645,270          3.8              24.59
2009                         18         657,806                2.6            16,998,478          2.9              25.84
2010                         27       1,531,489                6.0            41,027,699          6.9              26.79
2011 and thereafter          42       2,378,649                9.3            59,218,274          9.9              24.90
                          -----      ----------              -----         -------------        -----          ---------
                          1,735      25,504,038 (4)          100.0 %       $ 592,596,956        100.0 %        $   23.24
                          =====      ==========              =====         =============        =====          =========

----------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.
(2) As of September 30, 2001, leases have been signed for 507,115 net rentable square feet (representing approximately 43% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing after September 30, 2001 and on or before December 31, 2001.
(3) As of September 30, 2001, leases have been signed for 780,583 net rentable square feet (representing approximately 23% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2002.
(4) Reconciliation to the Company's total Office Property net rentable area is as follows:


                                                SQUARE          PERCENTAGE
                                                 FEET           OF TOTAL
                                             -------------     -----------
Square footage leased to tenants               25,504,038            90.9 %
Square footage reflecting
    management offices, building use,
    and remeasurement adjustments                 271,391             1.0
Square footage vacant                           2,283,141             8.1
                                              -----------           -----
Total net rentable square footage              28,058,570           100.0 %
                                              ===========           =====



DALLAS OFFICE PROPERTIES


                                                                                                PERCENTAGE
                                     NET RENTABLE        PERCENTAGE OF                         TOTAL OF       ANNUAL FULL-
                                         AREA             LEASED NET           ANNUAL         ANNUAL FULL-    SERVICE RENT
                       NUMBER OF      REPRESENTED        RENTABLE AREA      FULL-SERVICE      SERVICE RENT     PER SQUARE
                      TENANTS WITH    BY EXPIRING        REPRESENTED         RENT UNDER       REPRESENTED      FOOT OF NET
   YEAR OF LEASE       EXPIRING         LEASES           BY EXPIRING          EXPIRING        BY EXPIRING     RENTABLE AREA
    EXPIRATION          LEASES       (SQUARE FEET)          LEASES           LEASES (1)         LEASES        EXPIRING (1)
 ------------------  --------------  ------------------  ---------------  ------------------  -------------   --------------
 2001                        56            202,890 (2)            2.1 %       $   4,184,278          1.8 %        $   20.62
 2002                        91          1,044,426 (3)           11.0            26,549,890         11.5              25.42
 2003                        95          1,348,651               14.3            30,244,058         13.0              22.43
 2004                        83          1,147,101               12.1            30,184,777         13.1              26.31
 2005                        92          1,784,897               18.9            41,044,628         17.7              23.00
 2006                        40            693,067                7.3            17,568,507          7.6              25.35
 2007                        23          1,034,517               10.9            25,293,027         10.9              24.45
 2008                        10            580,289                6.1            15,067,194          6.5              25.96
 2009                         6            376,473                4.0             9,781,850          4.2              25.98
 2010                        13            801,200                8.5            22,896,087          9.9              28.58
 2011 and thereafter          8            449,488                4.8             8,947,738          3.8              19.91
                            ---          ---------              -----        --------------        -----          ---------
                            517          9,462,999              100.0 %      $  231,762,034        100.0 %        $   24.49
                            ===          =========              =====        ==============        =====          ==========

----------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.
(2) As of September 30, 2001, leases have been signed for 30,006 net rentable square feet (representing approximately 15% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing after September 30, 2001 and on or before December 31, 2001.
(3) As of September 30, 2001, leases have been signed for 121,626 net rentable square feet (representing approximately 12% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2002.

HOUSTON OFFICE PROPERTIES

                                                                                            PERCENTAGE
                                  NET RENTABLE         PERCENTAGE OF                         TOTAL OF       ANNUAL FULL-
                                      AREA              LEASED NET           ANNUAL         ANNUAL FULL-    SERVICE RENT
                     NUMBER OF     REPRESENTED         RENTABLE AREA      FULL-SERVICE      SERVICE RENT     PER SQUARE
                    TENANTS WITH   BY EXPIRING         REPRESENTED         RENT UNDER       REPRESENTED      FOOT OF NET
  YEAR OF LEASE      EXPIRING        LEASES            BY EXPIRING          EXPIRING        BY EXPIRING     RENTABLE AREA
   EXPIRATION         LEASES      (SQUARE FEET)           LEASES           LEASES (1)         LEASES        EXPIRING (1)
------------------  ------------  -------------------  ---------------  ------------------  -------------   --------------
2001                       85           598,560 (2)             6.3 %       $   9,605,547          4.7 %       $    16.05
2002                      141         1,302,233 (3)            13.8            26,302,975         12.8              20.20
2003                      117         1,109,506                11.7            21,946,814         10.7              19.78
2004                      102         2,098,889                22.2            42,792,623         20.9              20.39
2005                       74           586,943                 6.2            13,075,532          6.4              22.28
2006                       49           991,775                10.5            22,577,545         11.0              22.76
2007                       19           701,333                 7.4            15,310,839          7.5              21.83
2008                        8           241,085                 2.6             4,827,090          2.4              20.02
2009                        2            55,809                 0.6             1,426,690          0.7              25.56
2010                        7           572,978                 6.1            13,726,683          6.7              23.96
2011 and                   13         1,188,580                12.6            33,632,895         16.2              28.30
                          ---         ---------               -----         -------------        -----         ----------
                          617         9,447,691               100.0 %       $ 205,225,233        100.0 %       $    21.72
                          ===         =========               =====         =============        =====         ==========

----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.
(2) As of September 30, 2001, leases have been signed for 424,216 net rentable square feet (representing approximately 71% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing after September 30, 2001 and on or before December 31, 2001.
(3) As of September 30, 2001, leases have been signed for 404,143 net rentable square feel (representing approximately 31% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2002.

                            RESORT/HOTEL PROPERTIES

         The following table shows certain information for the nine months ended September 30, 2001 and 2000, about the Company's Resort/Hotel Properties. The information for the Resort/Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which measure their performance based on available guest nights.


                                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ----------------------------------------------
                                                                                           AVERAGE                 AVERAGE
                                                            YEAR                          OCCUPANCY                 DAILY
                                                            YEAR                             RATE                   RATE
                                                         COMPLETED/        ROOMS/       --------------         ---------------
RESORT/HOTEL PROPERTY(1)             LOCATION            RENOVATED      GUEST NIGHTS    2001      2000         2001       2000
------------------------             --------            ----------     ------------    ----      ----         ----       ----
UPSCALE BUSINESS-CLASS HOTELS:
------------------------------
Denver Marriott City Center          Denver, CO           1982/1994           613       81 %      87 %         $124       $121
Hyatt Regency Albuquerque            Albuquerque, NM        1990              395       70        69            106        105
Omni Austin Hotel                    Austin, TX             1986              372       69        83            126        132
Renaissance Houston Hotel            Houston, TX          1975/2000           389       65        63            113         94
                                                                            -----      ---       ---           ----       ----
     TOTAL/WEIGHTED AVERAGE                                                 1,769       72 %      76 %         $118       $115
                                                                            =====      ===       ===           ====       ====

DESTINATION RESORT PROPERTIES:
------------------------------
Hyatt Regency Beaver  Creek(2)        Avon, CO             1989               276       62 %      71 %         $290       $268
Sonoma Mission Inn & Spa              Sonoma, CA       1927/1987/1997         228       63        77            299        300
Ventana Inn & Spa                     Big Sur, CA      1975/1982/1988          62       75        80            423        457
Canyon Ranch-Tucson                   Tucson, AZ           1980               250 (3)
Canyon Ranch-Lenox                    Lenox, MA            1989               212 (3)
                                                                            -----      ---       ---           ----       ----
     TOTAL/WEIGHTED AVERAGE                                                 1,028       72 %      81 %         $469       $438
                                                                            =====      ===       ===           ====       ====
    GRAND TOTAL/WEIGHTED AVERAGE
    FOR RESORT/HOTEL PROPERTIES                                             2,797       72 %      78 %         $249       $239
                                                                            =====      ===       ===           ====       ====

                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                --------------------------------------
                                            REVENUE
                                               PER
                                            AVAILABLE
                                        ROOM/GUEST NIGHT
                                       ------------------
RESORT/HOTEL PROPERTY(1)                  2001      2000
------------------------                  ----      ----
UPSCALE BUSINESS-CLASS HOTELS:
------------------------------
Denver Marriott City Center               $100      $104
Hyatt Regency Albuquerque                   74        72
Omni Austin Hotel                           87       109
Renaissance Houston Hotel                   74        59
                                          ----      ----
     TOTAL/WEIGHTED AVERAGE               $ 85      $ 88
                                          ====      ====

DESTINATION RESORT PROPERTIES:
------------------------------
Hyatt Regency Beaver  Creek(2)            $178      $191
Sonoma Mission Inn & Spa                   188       230
Ventana Inn & Spa                          316       365
Canyon Ranch-Tucson
Canyon Ranch-Lenox
                                          ----      ----
     TOTAL/WEIGHTED AVERAGE               $331      $345
                                          ====      ====
    GRAND TOTAL/WEIGHTED AVERAGE
    FOR RESORT/HOTEL PROPERTIES           $178      $185
                                          ====      ====

----------
(1) Because of the Company's status as a REIT for federal income tax purposes, it does not operate the Resort/Hotel Properties and has leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to COPI pursuant to long term leases. As of September 30, 2001, the Omni Austin Hotel is leased pursuant to a separate long term lease, to HCD Austin Corporation.
(2) The hotel is undergoing a $6.9 million renovation of all guest rooms. The project is scheduled to be completed by the second quarter of 2002.
(3) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

                       RESIDENTIAL DEVELOPMENT PROPERTIES

       The following table shows certain information as of September 30, 2001, relating to the upscale Residential Development Properties.

                                                                                                 TOTAL          TOTAL
                      RESIDENTIAL                                 RESIDENTIAL      TOTAL       LOTS/UNITS     LOTS/UNITS
  RESIDENTIAL         DEVELOPMENT                                 DEVELOPMENT      LOTS/        DEVELOPED       CLOSED
  DEVELOPMENT         PROPERTIES       TYPE OF                   CORPORATION'S     UNITS          SINCE          SINCE
CORPORATION (1)          (RDP)          RDP(2)       LOCATION      OWNERSHIP %     PLANNED      INCEPTION      INCEPTION
---------------       -----------      ------    --------------  -------------     -------     ----------     ----------
Desert Mountain      Desert Mountain      SF      Scottsdale,  AZ      93.0%        2,665          2,331          2,174
 Development Corp.                                                                 ------         ------         ------


The Woodlands        The Woodlands        SF      The Woodlands, TX    42.5%       36,385         25,375         24,050
                                                                                   ------         ------         ------

Crescent             Bear Paw Lodge       CO      Avon, CO             60.0%           53 (6)         53             48
  Resort             Eagle Ranch          SF      Eagle, CO            60.0%        1,100 (6)        356            330
  Development,       Main Street
  Inc.                Junction            CO      Breckenridge, CO     60.0%           36 (6)         36             24
                     Main Street
                      Station             CO      Breckenridge, CO     60.0%           82 (6)          -              -
                     Riverbend            SF      Charlotte, NC        60.0%          650            117            115
                     Three Peaks
                     (Eagle's Nest)       SF      Silverthorne, CO     30.0%          391            253            166
                     Park Place at
                      Riverfront          CO      Denver, CO           64.0%           70 (6)          -              -
                     Park Tower at
                      Riverfront          CO      Denver, CO           64.0%           61 (6)          -              -
                     Bridge Lofts
                      at Riverfront       CO      Denver, CO           64.0%           66 (6)          -              -
                     Cresta            TH/SFH     Edwards, CO          60.0%           25 (6)         13              13
                     Snow Cloud           CO      Avon, CO             60.0%           53 (6)          -               -
                     One Vendue Range     CO      Charlston, SC                        49 (6)          -               -
                     Northstar-at-Tahoe TH/SFH/CO Tahoe, CA                             - (7)          - (7)           - (7)
                                                                                   ------         ------          ------
  TOTAL CRESCENT RESORT DEVELOPMENT, INC.                                           2,636            828             696
                                                                                   ------         ------          ------

Mira Vista           Mira Vista           SF     Fort Worth, TX       100.0%          740            740             687
  Development        The Highlands        SF     Breckenridge, CO      12.3%          750            480             433
  Corp.
                                                                                   ------         ------          ------
  TOTAL MIRA VISTA DEVELOPMENT CORP.                                                1,490          1,220           1,120
                                                                                   ------         ------          ------

Houston Area          Falcon Point        SF     Houston, TX          100.0%          510            364             287
  Development         Falcon Landing      SF     Houston, TX          100.0%          623            476             472
  Corp.               Spring Lakes        SF     Houston, TX          100.0%          520            266             261
                                                                                   ------         ------          ------
 TOTAL HOUSTON AREA  DEVELOPMENT CORP.                                              1,653          1,106           1,020
                                                                                   ------         ------          ------
 TOTAL                                                                             44,829         30,860          29,060
                                                                                   ======         ======          ======

                                         AVERAGE
                                          CLOSED             RANGE OF
  RESIDENTIAL                           SALE PRICE           PROPOSED
  DEVELOPMENT                             PER LOT/         SALE PRICES
CORPORATION (1)                         UNIT ($)(3)    PER LOT/UNIT ($)(4)
---------------                         -----------   ----------------------
Desert Mountain                          512,000       375,000  -  3,050,000 (7)
 Development Corp.


The Woodlands                             57,000        15,000  -  1,035,000

Crescent                               1,436,000       665,000  -  2,025,000
  Resort                                 105,000        80,000  -    150,000
  Development,
  Inc.                                   474,000       300,000  -    580,000

                                             N/A       215,000  -  1,065,000
                                          30,000        25,000  -     38,000

                                         177,000       135,000  -    425,000

                                             N/A       195,000  -  1,445,000

                                             N/A       180,000  -  2,100,000

                                             N/A       180,000  -  2,100,000
                                       1,855,000     1,900,000  -  2,600,000
                                             N/A       840,000  -  4,545,000
                                             N/A       450,000  -  3,100,000
                                             N/A

  TOTAL CRESCENT RESORT DEVELOPMENT, INC.


Mira Vista                               100,000        50,000  -    265,000
  Development                            192,000        55,000  -    625,000
  Corp.

 TOTAL MIRA VISTA DEVELOPMENT CORP.


Houston Area                              42,000        28,000  -     56,000
  Development                             20,000        19,000  -     26,000
  Corp.                                   30,000        24,000  -     44,000

 TOTAL HOUSTON AREA  DEVELOPMENT CORP.

 TOTAL

----------
(1) The Company has an approximately 95%, 95%, 90%, 94% and 94%, ownership interest in Desert Mountain Development Corp., The Woodlands Land Company, Inc., Crescent Resort Development, Inc. (formerly Crescent Development Management Corp.), Mira Vista Development Corp., and Houston Area Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations.
(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); and SFH (Single Family Homes).
(3)  Based on lots/units closed during the Company's ownership period.
(4)  Based on existing inventory of developed lots and lots to be developed.
(5)  Includes golf membership, which as of September 30, 2001 is $225,000.
(6) As of September 30, 2001, 3 units were under contract at Bear Paw Lodge representing $5.1 million in sales; 30 lots were under contract at Eagle Ranch representing $2.9 million in sales; one unit was under contract at Main Street Junction representing $0.4 million in sales; 81 units were under contract at Main Street Station representing $40.5 million in sales; 52 lots were under contract at River Bend representing $1.6 million in sales; 18 lots were under contract at Three Peaks representing $5.3 million in sales; 66 units were under contract at Park Place at Riverfront representing $27.2 million in sales; 42 units were under contract at Park Tower at Riverfront representing $25.4 million in sales; 54 units at Bridge Lofts were under contract representing $21.9 million in sales; two units were under contract at Cresta representing $3.7 million in sales and 40 units were under contract at Snow Cloud representing $68.5 million in sales; 41 units were under contract at One Vendue Range representing $47.9 million in sales.
(7) This project is in the early stages of development, and this information is not available as of September 30, 2001.

                   TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of September 30, 2001:


                                    TOTAL CUBIC        TOTAL
                                      FOOTAGE       SQUARE FEET
                    NUMBER OF          (IN             (IN
    STATE         PROPERTIES(1)      MILLIONS)        MILLIONS)
-----------       -------------      ---------      -----------
Alabama                 4              10.7              0.3
Arizona                 1               2.9              0.1
Arkansas                6              33.1              1.0
California              9              28.6              1.1
Colorado                1               2.8              0.1
Florida                 5               7.5              0.3
Georgia                 8              49.5              1.7
Idaho                   2              18.7              0.8
Illinois                2              11.6              0.4
Indiana                 1               9.1              0.3
Iowa                    2              12.5              0.5
Kansas                  2               5.0              0.2
Kentucky                1               2.7              0.1
Maine                   1               1.8              0.2
Massachusetts           5              10.5              0.5
Mississippi             1               4.7              0.2
Missouri(2)             2              46.8              2.8
Nebraska                2               4.4              0.2
New York                1              11.8              0.4
North Carolina          3              10.0              0.4
Ohio                    1               5.5              0.2
Oklahoma                2               2.1              0.1
Oregon                  6              40.4              1.7
Pennsylvania            2              27.4              0.9
South Carolina          1               1.6              0.1
South Dakota            1               2.9              0.1
Tennessee               3              10.6              0.4
Texas                   2               6.6              0.2
Utah                    1               8.6              0.4
Virginia                2               8.7              0.3
Washington              6              28.7              1.1
Wisconsin               3              17.4              0.6
                      ---             -----            -----
TOTAL                  89 (3)         445.2 (3)         17.7 (3)
                      ===             =====            =====

----------
(1) As of September 30, 2001, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Company has no interest. The Temperature-Controlled Logistics Corporation is entitled to receive lease payments from AmeriCold Logistics.
(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.
(3) As of September 30, 2001, AmeriCold Logistics operated 100 temperature-controlled logistics properties with an aggregate of approximately 524.6 million cubic feet (20.2 million square feet).

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

INTEREST RATE RISK

         The Company's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Company had total outstanding debt of approximately $2.1 billion at September 30, 2001, of which approximately $155.0 million, or approximately 10%, was unhedged variable-rate debt. The weighted average interest rate on such variable-rate debt was 6.73% as of September 30, 2001. A 10% (67.3 basis point) increase in the weighted average interest rate on such variable-rate debt would result in an annual decrease in net income and cash flows of approximately $1.0 million based on the unhedged variable-rate debt outstanding as of September 30, 2001, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (67.3 basis point) decrease in the weighted average interest rate on such unhedged variable-rate debt would result in an annual increase in net income and cash flows of approximately $1.0 million based on the unhedged variable rate debt outstanding as of September 30, 2001, as a result of the decreased interest expense associated with the change in rate.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
--------    ----------------------
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

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
--------    ----------------------

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


  10.01* Second Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of November 1, 1997, as amended.
----------
*Filed herewith


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

                                CRESCENT REAL ESTATE EQUITIES COMPANY
                                                 (Registrant)

                                By  /s/   John C. Goff
                                    ------------------------------------
                                          John C. Goff
  Date:  November 9, 2001                 Vice Chairman of the Board and
                                          Chief Executive Officer



                                By  /s/   Jerry R. Crenshaw
                                    ------------------------------------
                                          Jerry R. Crenshaw
                                          Senior Vice President and Chief
                                          Financial Officer
  Date: November 9, 2001                  (Principal Financial and
                                           Accounting Officer)

                                  Exhibit List

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
--------    ----------------------
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

  10.01* Second Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of November 1, 1997, as amended.

------------
*filed herewith