Form 10-K
period 2001-12-31
CRESCENT REAL ESTATE EQUITIES CO
filed 2002-03-14
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM _________ TO

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

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
     Title of each class:                           on Which Registered:
     --------------------                          ---------------------
Common Shares of Beneficial Interest               New York Stock Exchange
par value $.01 per share

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

                           YES [X]        NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 11, 2002, the aggregate market value of the 96,368,621 common shares and 8,000,000 preferred shares held by non-affiliates of the registrant was approximately $1.8 billion and $156.0 million, respectively, based upon the closing price of $18.51 for common shares and $19.50 for preferred shares on the New York Stock Exchange.

Number of Common Shares outstanding as of March 11, 2002:       119,365,362
Number of Preferred Shares outstanding as of March 11, 2002:      8,000,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Registrant's 2002 Annual Meeting of Shareholders to be held in June 2002 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                           PAGE
                                     PART I.

Item 1.  Business.....................................................        2
Item 2.  Properties...................................................       14
Item 3.  Legal Proceedings............................................       25
Item 4.  Submission of Matters to a Vote of Security Holders..........       25


                                  PART II.

Item 5.  Market for Registrant's Common Equity and Related
         Shareholder Matters..........................................       26
Item 6.  Selected Financial Data......................................       28
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................       29
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...       59
Item 8.  Financial Statements and Supplementary Data..................       60
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.....................................      104


                                  PART III.

Item 10. Trust Managers and Executive Officers of the Registrant......      104
Item 11. Executive Compensation.......................................      105
Item 12. Security Ownership of Certain Beneficial Owners and
         Management...................................................      105
Item 13. Certain Relationships and Related Transactions...............      105


                                  PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.....................................................      105

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

         Crescent Real Estate Equities Company ("Crescent Equities") operates as a real estate investment trust for federal income tax purposes, (a "REIT"), and, together with its subsidiaries, provides management, leasing and development services for some of its properties.

         The term "Company" includes, unless the context otherwise indicates, Crescent Equities, a Texas REIT, and all of its direct and indirect subsidiaries.

         The direct and indirect subsidiaries of Crescent Equities at December 31, 2001 included:

                  o CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP The "Operating Partnership."

                  o        CRESCENT REAL ESTATE EQUITIES, LTD.
                           The "General Partner" of the Operating Partnership.

                  o SUBSIDIARIES OF THE OPERATING PARTNERSHIP AND THE GENERAL PARTNER

         Crescent Equities conducts all of its business through the Operating Partnership and its other subsidiaries. The Company is structured to facilitate and maintain the qualification of Crescent Equities as a REIT.

         As of December 31, 2001, the Company's assets and operations were composed of four investment segments:

         o        Office Segment;

         o        Resort/Hotel Segment;

         o        Residential Development Segment; and

         o        Temperature-Controlled Logistics Segment.

         Within these segments, the Company owned or had an interest in the following real estate assets (the "Properties") as of December 31, 2001:

         o OFFICE SEGMENT consisted of 74 office properties (collectively referred to as the "Office Properties"), located in 26 metropolitan submarkets in six states, with an aggregate of approximately 28.0 million net rentable square feet.

         o RESORT/HOTEL SEGMENT consisted of five luxury and destination fitness resorts and spas with a total of 1,028 rooms/guest nights and four upscale business-class hotel properties with a total of 1,769 rooms (collectively referred to as the "Resort/Hotel Properties").

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Company's ownership of real estate mortgages and non-voting common stock representing interests ranging from 90% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, owned 21 upscale residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Company's 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT, which, as of December 31, 2001, directly or indirectly owned 89 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

         See "Note 1. Organization and Basis of Presentation" included in "Item
8. Financial Statements and Supplementary Data" for a table that lists the principal subsidiaries of Crescent Equities and the Properties owned by such subsidiaries.

         See "Note 4. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" included in "Item 8. Financial Statements and Supplementary Data" for a table that lists the Company's ownership in significant unconsolidated companies and equity investments as of December 31, 2001, including the four Office Properties in which the Company owned an interest through unconsolidated companies and equity investments and the Company's ownership interests in the Residential Development Segment and the Temperature-Controlled Logistics Segment.

         On February 14, 2002, the Company executed an agreement with Crescent Operating, Inc. ("COPI"), pursuant to which COPI transferred to the Company, in lieu of foreclosure, the lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and the voting common stock in three of the Company's Residential Development Corporations. The Company will fully consolidate the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations, beginning on the date of the transfers of these assets. See "Note 20. Subsequent Events" included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's agreement with COPI.

         For purposes of investor communications, the Company classifies its luxury and destination fitness resorts and spas and upscale Residential Development Properties as a single group referred to as the "Resort and Residential Development Sector" due to their similar targeted customer characteristics. This group does not contain the four upscale business-class hotel properties. Additionally, for investor communications, the Company classifies its Temperature-Controlled Logistics Properties and its upscale business-class hotel properties as the "Investment Sector." However, for purposes of segment reporting as defined in Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" and this Annual Report on Form 10-K, the Resort/Hotel Properties, including the upscale business-class hotel properties, the Residential Development Properties and the Temperature-Controlled Logistics Properties are considered three separate reportable segments.

         See "Note 3. Segment Reporting" included in "Item 8. Financial Statements and Supplementary Data" for a table showing total revenues, funds from operations, and equity in net income of unconsolidated companies for each of these investment segments for the years ended December 31, 2001, 2000 and 1999 and identifiable assets for each of these investment segments at December 31, 2001 and 2000.

                       BUSINESS OBJECTIVES AND STRATEGIES

BUSINESS OBJECTIVES

         The Company's primary business objective is to provide its shareholders with an attractive yet predictable growth in cash flow and underlying asset value. Additionally, the Company is focused on increasing funds from operations and cash available for distribution, while optimizing the corresponding growth rates. The Company also strives to attract and retain the best talent available and to empower management through the development and implementation of a cohesive set of operating, investing and financing strategies that will align their interests with the interests of the Company's shareholders.

OPERATING STRATEGIES

         The Company seeks to enhance its operating performance by distinguishing itself as the leader in its core investment segments through customer service and asset quality.

         The Company's operating strategies include:

         o        operating the Office Properties as long-term investments;

         o        providing exceptional customer service;

         o increasing occupancies, rental rates and same-store net operating income; and

         o emphasizing brand recognition of the Company's premier Class A Office Properties and luxury and destination fitness resorts and spas.

INVESTING STRATEGIES

         The Company focuses on assessing investment opportunities and markets considered "demand-driven," or to have high levels of in-migration by corporations, affordable housing costs, moderate costs of living, and the presence of centrally located travel hubs, primarily within the Office Segment. These investment opportunities are evaluated in light of the Company's long-term investment strategy of acquiring properties at a significant discount to replacement cost in an environment in which the Company believes values will appreciate and equal or exceed replacement costs. Investment opportunities are expected to provide growth in cash flow after applying management skills, renovation and expansion capital and strategic vision.

         The Company's investment strategies include:

         o capitalizing on strategic acquisition opportunities, primarily within the Company's Office Segment;

         o evaluating the expected returns on acquisition opportunities in relation to the Company's cost of capital;

         o selectively developing the Company's commercial land inventory, primarily in its Office and Resort/Hotel Segments in order to meet the needs of customers;

         o selectively developing luxury and destination fitness resorts and spas;

         o monetizing the current investments of the Company in the five Residential Development Corporations and reinvesting returned capital from the Residential Development Segment primarily into the Office Segment where the Company expects to achieve favorable rates of return; and

         o evaluating future repurchases of the Company's common shares, considering stock price, cost of capital, alternative investment options and growth implications.

FINANCING STRATEGIES

         The Company implements a disciplined set of financing strategies in order to fund its operating and investing activities.

         The Company's financing strategies include:

         o funding operating expenses, debt service payments and distributions to shareholders and unitholders primarily through cash flow from operations;

         o taking advantage of market opportunities to refinance existing debt and reduce interest cost, replace secured debt with unsecured debt, manage the Company's debt maturity schedule and expand the Company's lending group;

         o actively managing the Company's exposure to variable-rate debt;

         o utilizing a combination of the debt, equity, joint venture capital and selected asset disposition alternatives available to the Company to finance acquisition and development opportunities; and

         o recycling capital within the Company through strategic sales of non-core assets and through joint ventures of selected Office Properties within the Company's portfolio while maintaining a minority interest and continuing to lease and manage the Properties.

                                    EMPLOYEES

         As of February 25, 2002, the Company had 794 employees. None of these employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

                                   TAX STATUS

         The Company elected under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"), to be taxed as a REIT under the Code beginning with its taxable year ended December 31, 1994. As a REIT for federal income tax purposes, the Company generally is not subject to federal income tax on REIT taxable income that it distributes to its shareholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to distribute at least 90% of REIT taxable income each year. The Company will be subject to federal income tax on its REIT taxable income (including any applicable alternative minimum tax) at regular corporate rates if it fails to qualify as a REIT for tax purposes in any taxable year. The Company will also not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if the Company qualifies as a REIT for federal income tax purposes, it may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on its undistributed REIT taxable income. In addition, certain of its subsidiaries are subject to federal, state and local income taxes.

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

                                INDUSTRY SEGMENTS

                                 OFFICE SEGMENT

OWNERSHIP STRUCTURE

         As of December 31, 2001, the Company owned or had an interest in 74 Office Properties located in 26 metropolitan submarkets in six states, with an aggregate of approximately 28.0 million net rentable square feet. The Company, as lessor, has retained substantially all of the risks and benefits of ownership of the Office Properties and accounts for its leases as operating leases. Additionally, the Company provides management and leasing services for some of its Office Properties.

         See "Item 2. Properties" for more information about the Company's Office Properties. In addition, see "Note 1. Organization and Basis of Presentation" included in "Item 8. Financial Statements and Supplementary Data" for a table that lists the principal subsidiaries of the Company and the Properties owned by such subsidiaries and "Note 4. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" included in "Item 8. Financial Statements and Supplementary Data" for a table that lists the Company's ownership in significant unconsolidated companies or equity investments and the four Office Properties in which the Company owned an interest through these unconsolidated companies or equity investments.

JOINT VENTURE ARRANGEMENTS

5 Houston Center

         On June 4, 2001, the Company entered into a joint venture arrangement with a pension fund advised by JP Morgan Investment Management, Inc. ("JPM") to construct the 5 Houston Center Office Property within the Company's Houston Center mixed-use Office Property complex in Houston, Texas. The Class A Office Property will consist of 577,000 net rentable square feet. The joint venture is structured such that the fund holds a 75% equity interest, and the Company holds a 25% equity interest. In addition, the Company is developing, and will manage and lease, the Property on a fee basis.

Four Westlake Park and Bank One Tower

         On July 30, 2001, the Company entered into joint venture arrangements with an affiliate of General Electric Pension Fund ("GE") for two Office Properties, Four Westlake Park in Houston, Texas, and Bank One Tower in Austin, Texas. The joint ventures are structured such that GE holds an 80% equity interest in each of the Office Properties, Four Westlake Park, a 560,000 square foot Class A Office Property located in the Katy Freeway submarket of Houston, and Bank One Tower, a 390,000 square foot Class A Office Property located in downtown Austin. The Company continues to hold the remaining 20% equity interests in each Office Property. In addition, the Company manages and leases the Office Properties on a fee basis.

MARKET INFORMATION

         The Office Properties reflect the Company's strategy of investing in premier assets within markets that have significant potential for rental growth. Within its selected submarkets, the Company has focused on premier locations that management believes are able to attract and retain the highest quality tenants and command premium rents. Consistent with its long-term investment strategies, the Company has sought transactions where it was able to acquire properties that have strong economic returns based on in-place tenancy and also have a dominant position within the submarket due to quality and/or location. Accordingly, management's long-term investment strategy not only demands acceptable current cash flow return on invested capital, but also considers long-term cash flow growth prospects. In selecting the Office Properties, the Company analyzed demographic and economic data to focus on markets expected to benefit from significant long-term employment growth as well as corporate relocations.

         The Company's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas, metropolitan areas, both of which are projected to benefit from strong population and employment growth over the next 10 years. As indicated in the table below entitled "Projected Population Growth and Employment Growth for all Company Markets," these core Company markets are projected to outperform the 10-year averages for the United States. In addition, the Company considers these markets "demand-driven" markets due to high levels of in-migration by corporations, affordable housing costs, moderate cost of living, and the presence of centrally located travel hubs, making all areas of the country easily accessible.

Texas

         As of December 2001, the Texas unemployment rate was 5.7%, slightly better than the national unemployment rate of 5.8%. According to the Texas Economic Update, Texas weathered the 2001 economic slowdown better than the nation as a whole.

Dallas/Fort Worth ("DFW")

         According to the Bureau of Labor Statistics, 2001 job growth slowed considerably in the DFW area. As of December 2001, the DFW unemployment rate was 5.6%, compared with the Texas unemployment rate of 5.7% and the national unemployment rate of 5.8%. As for DFW's 2001 commercial office market, according to CoStar data, citywide net economic absorption, excluding space available for sublease, was approximately 1.0 million square feet, primarily represented by a positive 1.0 million square feet of absorption in Class A space. The city's total net absorption, including space available for sublease, was approximately (3.0) million square feet for 2001; however, Class A space represented only approximately (700,000) square feet of the (3.0) million total square feet.

Houston

         Houston's employment data held steady through much of 2001, despite the slowdown in the economy. Approximately 23,000 jobs were created in 2001, an increase of approximately 1.1% over 2000. As of December 2001, the Houston unemployment rate was 4.4%, compared with the Texas unemployment rate of 5.7% and the national unemployment rate of 5.8%. As for Houston's 2001 commercial office market, according to CoStar data, citywide net economic absorption, excluding space available for sublease, was 2.0 million square feet, with 2.75 million square feet in Class A space. The city's total net absorption, including space available for sublease, was a (200,000) square feet for 2001; however, Class A space had a positive total net absorption of 1.4 million square feet.

         The demographic conditions, economic conditions and trends (population growth and employment growth) favoring the markets in which the Company has invested are projected to continue to exceed the national averages, as illustrated in the following table.

   PROJECTED POPULATION GROWTH AND EMPLOYMENT GROWTH FOR ALL COMPANY MARKETS

                                     Population        Employment
                                       Growth             Growth
Metropolitan Statistical Area         2002-2011         2002-2011
-----------------------------        ----------        ----------
Albuquerque, NM                         22.05%           14.15%
Austin, TX                              26.02            36.61
Colorado Springs, CO                    27.48            15.83
Dallas, TX                              15.89            20.92
Denver, CO                              11.34            19.76
Fort Worth, TX                          19.03            22.31
Houston, TX                             15.61            22.43
Miami, FL                                9.03            15.90
Phoenix, AZ                             27.24            33.41
San Diego, CA                           17.35            17.29
UNITED STATES                            8.49            12.01

----------
Source: Compiled from information published by Economy.com, Inc.

         The Company does not depend on a single customer or a few major customers within the Office Segment, the loss of which would have a material adverse effect on the Company's financial condition or results of operations. Based on rental revenues from office leases in effect as of December 31, 2001, no single tenant accounted for more than 5% of the Company's total Office Segment rental revenues for 2001.

         The Company applies a well-defined leasing strategy in order to capture the potential rental growth in the Company's portfolio of Office Properties as occupancy and rental rates increase within the markets and the submarkets in which the Company has invested. The Company's strategy is based, in part, on identifying and focusing on investments in submarkets in which weighted average full-service rental rates (representing base rent after giving effect to free rent and scheduled rent increases that would be taken into account under generally accepted accounting principles ("GAAP") and including adjustments for expenses payable by or reimbursed from tenants) are significantly less than weighted average full-service replacement cost rental rates (the rate management estimates to be necessary to provide a return to a developer of a comparable, multi-tenant building sufficient to justify construction of new buildings) in that submarket. In calculating replacement cost rental rates, management relies on available third-party data and its own estimates of construction costs (including materials and labor in a particular market) and assumes replacement cost rental rates are achieved at a 95% occupancy level. The Company believes that the difference between the two rates is a useful measure of the additional revenue that the Company may be able to obtain from a property, because the difference should represent the amount by which rental rates would be required to increase in order to justify construction of new properties. For the Company's Office Properties, the weighted average full-service rental rate as of December 31, 2001 was $22.42 per square foot, compared to an estimated weighted average full-service replacement cost rental rate of $30.23 per square foot.

COMPETITION

         The Company's Office Properties, primarily Class A properties located within the southwest, individually compete against a wide range of property owners and developers, including property management companies and other REITs, that offer space in similar classes of office properties (for example, Class A and Class B properties.) A number of these owners and developers may own more than one property. The number and type of competing properties in a particular market or submarket could have a material effect on the Company's ability to lease space and maintain or increase occupancy or rents in its existing Office Properties. Management believes, however, that the quality services and individualized attention that the Company offers its customers, together with its active preventive maintenance program and superior building locations within markets, enhance the Company's ability to attract and retain customers for its Office Properties. In addition, as of December 31, 2001, on a weighted average basis, the Company owned 16% of the Class A office space in the 26 submarkets in which the Company owned Class A office properties, and 24% of the Class B office space in the two submarkets in which the Company owned Class B office properties. Management believes that ownership of a significant percentage of office space in a particular market reduces property operating expenses, enhances the Company's ability to attract and retain customers and potentially results in increases in Company net operating income.

DISPOSITIONS

         During the year ended December 31, 2001, five of the Company's fully consolidated Office Properties were disposed of. On September 18, 2001, the Company completed the sale of the two Washington Harbour Office Properties. The Washington Harbour Office Properties were the Company's only Office Properties in Washington, D.C. On September 28, 2001, the Woodlands Office Equities - '95 Limited ("WOE"), owned by the Company and the Woodlands Commercial Properties Company, L.P., sold two Office Properties located within The Woodlands, Texas. On December 20, 2001, WOE sold another Office Property located within The Woodlands, Texas.

         During the year ended December 31, 2001, two of the unconsolidated companies in which the Company has an equity interest, sold three office properties and one retail property. On September 27, 2001, the Woodlands Commercial Properties Company, L.P. ("Woodlands CPC"), owned by the Company and an affiliate of Morgan Stanley, sold one office/venture tech property and located within The Woodlands, Texas. On November 9, 2001, The Woodlands Land Development Company, L.P., owned by the Company and an affiliate of Morgan Stanley, sold two office properties and one retail property located within The Woodlands, Texas.

DEVELOPMENT

Avallon IV Office Property

         In May 2001, the Company completed the construction of the Avallon IV Office Property in Austin, Texas. The property is a Class A Office Property with 86,315 net rentable square feet. Construction of this property commenced in September 2000.

5 Houston Center Office Property

         The Company is currently developing the 5 Houston Center Office Property in Houston, Texas. Construction of the planned 27-story, Class A Office Property consisting of 577,000 net rentable square feet commenced in November 2000, and is expected to be completed in the fourth quarter of 2002. In June 2001, the Company entered into a joint venture arrangement with a pension fund advised by JPM to construct this Office Property. The joint venture is structured such that the fund holds a 75% equity interest, and the Company holds a 25% equity interest.

                              RESORT/HOTEL SEGMENT

OWNERSHIP STRUCTURE

         Prior to enactment of the REIT Modernization Act, the Company's status as a REIT for federal income tax purposes prohibited it from operating the Resort/Hotel Properties. As of December 31, 2001, the Company owned nine Resort/Hotel Properties, all of which, other than the Omni Austin Hotel, were leased to subsidiaries of COPI pursuant to eight separate leases. The Omni Austin Hotel was leased, under a separate lease, to HCD Austin Corporation.

         Under the leases, each having a term of 10 years, the Resort/Hotel Property lessees assumed the rights and obligations of the property owner under the respective management agreements with the hotel operators, as well as the obligation to pay all property taxes and other costs related to the Properties.

         The leases provided for the payment by the Resort/Hotel Property lessees of all or a combination of the following:

         o        base rent, with periodic rent increases if applicable;

         o percentage rent based on a percentage of gross hotel receipts or gross room revenues, as applicable, above a specified amount; and

         o a percentage of gross food and beverage revenues above a specified amount.

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI. As a result, these subsidiaries of the Company became the lessees of the eight Resort/Hotel Properties.

         See "Note 20. Subsequent Events" included in "Item 8. Financial Statements and Supplemental Data" for additional information regarding the Company's agreement with COPI.

CR LICENSE, LLC AND CRL INVESTMENTS, INC.

         As of December 31, 2001, the Company had a 28.5% interest in CR License, LLC, the entity which owns the right to the future use of the "Canyon Ranch" name. The Company also had a 95% economic interest, representing all of the non-voting common stock, in CRL Investments, Inc., which has an approximately 65% economic interest in the Canyon Ranch Spa Club in the Venetian Hotel in Las Vegas, Nevada.

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which the Company acquired, in lieu of foreclosure, COPI's 1.5% interest in CR License, LLC and 5.0% interest, representing all of the voting stock, in CRL Investments, Inc.

MARKET INFORMATION

         Lodging demand is highly dependent upon the global economy and volume of business travel. The uncertainty surrounding the weak global economy and the costs and fear resulting from the events of September 11, 2001 are expected to result in weak performance for much of 2002. This is evidenced by declines in both business and leisure travel in the United States. Although the hospitality industry will be negatively impacted to the extent demand is less than expected for much of 2002, management expects a recovery in 2003.

COMPETITION

         Most of the Company's upscale business class Resort/Hotel Properties in Denver, Albuquerque, Austin and Houston are business and convention center hotels that compete against other business and convention center hotels. The Company believes, however, that its luxury and destination fitness resorts and spas are unique properties that have no significant direct competitors due either to their high replacement cost or unique concept and location. However, the luxury and destination fitness resorts and spas do compete against business-class hotels or middle-market resorts in their geographic areas, as well as against luxury resorts nationwide and around the world.

                         RESIDENTIAL DEVELOPMENT SEGMENT

OWNERSHIP STRUCTURE

         As of December 31, 2001, the Company owned economic interests in five Residential Development Corporations through the Residential Development Property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, own interests in 21 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's voting interests in three of the Residential Development Corporations. These three Residential Development Corporations, Desert Mountain Development Corporation ("Desert Mountain"), The Woodlands Land Company, Inc. ("The Woodlands") and Crescent Resort Development, Inc. ("CRD") own interests in 16 Residential Development Properties.

         See "Note 20. Subsequent Events" included in "Item 8. Financial Statements and Supplemental Data" for additional information regarding the Company's agreement with COPI.

MARKET INFORMATION

         A slowing economy, combined with the events of September 11, 2001 contributed to the reduction in lot absorption, primarily at Desert Mountain. CRD (formerly "Crescent Development Management Corp.") was not significantly impacted because most of its products were pre-sold. However, CRD did change its strategy by delaying the commencement of certain projects, which will impact its performance in 2002. In addition, The Woodlands experienced a reduction in lot absorption of its higher priced lots, including Carlton Woods, The Woodlands' new upscale gated residential development. However, The Woodlands was not significantly impacted due to the higher prices of the lots sold offsetting lower lot sales.

COMPETITION

         The Company's Residential Development Properties compete against a variety of other housing alternatives in each of their respective areas. These alternatives include other planned developments, pre-existing single-family homes, condominiums, townhouses and non-owner occupied housing, such as luxury apartments. Management believes that the Properties owned by The Woodlands, CRD and Desert Mountain, representing the Company's most significant investments in Residential Development Properties, contain certain features that provide competitive advantages to these developments.

         The Woodlands, which is an approximately 27,000-acre, master-planned residential and commercial community north of Houston, Texas, is unique among developments in the Houston area, because it functions as a self-contained community. Amenities contained in the development, which are not contained within most other local developments, include a shopping mall, retail centers, office buildings, a hospital, a community college, places of worship, a conference center, 85 parks, 117 holes of golf, including a Tournament Players Course and signature courses by Jack Nicklaus, Arnold Palmer, and Gary Player, two man-made lakes and a performing arts pavilion. The Woodlands competes with other master planned communities in the surrounding Houston market.

         Desert Mountain, a luxury residential and recreational community in Scottsdale, Arizona, which also offers five 18-hole Jack Nicklaus signature golf courses and tennis courts, has few direct competitors due in part to the superior environmental attributes and the types of amenities that it offers.

         CRD invests primarily in mountain resort residential real estate in Colorado and California, and residential real estate in downtown Denver, Colorado. Management believes CRD does not have any direct competitors because the projects and project locations are unique and the land is limited in most of these locations.

                    TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

OWNERSHIP STRUCTURE

         Effective March 12, 1999, the Company, Vornado Realty Trust, COPI, the Temperature-Controlled Logistics Partnership and the Temperature-Controlled Logistics Corporation (including all affiliated entities that owned any portion of the business operations of the Temperature-Controlled Logistics Properties at that time) sold all of the non-real estate assets, encompassing the business operations, for approximately $48.7 million to a subsidiary of a newly formed partnership ("AmeriCold Logistics"), owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COPI. The Company has no interest in AmeriCold Logistics.

         As of December 31, 2001, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 89 Temperature-Controlled Logistics Properties, with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended on January 23, 2002. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146.0 million, the adjustment of the rental obligation for 2002 to $150.0 million (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5.0 million to $9.5 million (effective January 1, 2000) and the extension of the date on which deferred rent was required to be paid to December 31, 2003.

         AmeriCold Logistics' same-store earnings before interest, taxes, depreciation and amortization, and rent declined 11% for the year ended December 31, 2001, compared to the same period in 2000. These declines are attributable to a reduction in total customer inventory stored at the warehouses and a reduction in the frequency of customer inventory turnover. AmeriCold Logistics deferred $25.5 million of rent for the year ended December 31, 2001, of which the Company's share was $10.2 million. AmeriCold Logistics also deferred $19.0 million and $5.4 million of rent for the years ended December 31, 2000 and 1999, respectively, of which the Company's share was $7.5 million and $2.1 million, respectively. In December 2001, the Temperature-Controlled Logistics Corporation waived its rights to collect deferred rent of $39.8 million of the total $49.9 million of deferred rent, of which the Company's share was $15.9 million. The Temperature-Controlled Logistics Corporation and the Company had recorded adequate valuation allowances related to their portions of the waived deferred rental revenue during the years ended December 31, 2000, and 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Company related to the Temperature-Controlled Logistics Corporation's decision to waive collection of the deferred rent.

BUSINESS AND INDUSTRY INFORMATION

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

         AmeriCold Logistics' customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold Logistics' largest customers include:

                                               PERCENTAGE OF
                                               2001 REVENUE
                                               -------------
H.J. Heinz & Co. ..........................          16%
Con-Agra, Inc. ............................           8
Sara Lee Corp. ............................           5
McCain Foods, Inc. ........................           5
Tyson Foods, Inc. .........................           4
General Mills .............................           4
J.R. Simplot ..............................           3
Flowers Food, Inc. ........................           3
Pro-Fac Cooperative, Inc. .................           2
Farmland Industries, Inc. .................           2
Other .....................................          48
                                                    ---
TOTAL .....................................         100%
                                                    ===

         Consolidation among retail and food service channels has limited the ability of manufacturers to pass along cost increases by raising prices. Because of this, manufacturers have been forced in the recent past to focus more intensely on supply chain cost (such as inventory management, transportation and distribution) reduction initiatives in an effort to improve operating performance. As the economy continues to recover from the current recession and stabilize at a level significantly greater than the trailing six months' performance, AmeriCold Logistics will continue to examine key areas of its operations to maximize long-term growth potential. These initiatives include customer profitability, reductions of energy and labor costs and providing complete supply chain solutions complemented by information systems to its customers. In addition, as socioeconomic events create spikes in demand and upset the planning balance between manufacturers and retailers, AmeriCold will experience variability in short term revenues. However, as Ameriold Logistics focuses on its key initiatives, it will forge alliances with existing and new customers that will encourage movement of product into its facilities and strengthen long-term revenues.

COMPETITION

         AmeriCold Logistics is the largest operator of public refrigerated warehouse space in North America and has more than twice the cubic feet of the second largest operator. AmeriCold Logistics operated an aggregate of approximately 18% of total cubic feet of public refrigerated warehouse space as of December 31, 2001. No other person or entity operated more than 8% of total public refrigerated warehouse space as of December 31, 2001. As a result, AmeriCold Logistics does not have any competitors of comparable size. AmeriCold Logistics operates in an environment in which competition is national, regional and local in nature and in which the range of service, temperature-controlled logistics facilities, customer mix, service performance and price are the principal competitive factors.

DEVELOPMENT

         The Temperature-Controlled Logistics Corporation completed the acquisition of one facility in the first quarter of 2001 for $10.0 million and completed the construction of one facility in the third quarter of 2001 for $15.8 million, representing in aggregate approximately 8.5 million cubic feet (0.2 million square feet) of additional warehouse space.

ITEM 2. PROPERTIES

         The Company considers all of its Properties to be in good condition, well-maintained and suitable and adequate to carry on the Company's business.

                                OFFICE PROPERTIES

         As of December 31, 2001, the Company owned or had an interest in 74 Office Properties located in 26 metropolitan submarkets in six states with an aggregate of approximately 28.0 million net rentable square feet. The Company's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas, metropolitan areas. As of December 31, 2001, the Company's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 77% of its office portfolio based on total net rentable square feet (41% for Dallas/Fort Worth and 36% for Houston).

         In pursuit of management's objective to dispose of non-strategic and non-core assets, five of the Company's fully consolidated Office Properties were disposed of during the year ended December 31, 2001. The Company completed the sale of the two Washington Harbour Office Properties located in Washington, D.C., and the Woodlands Office Equities - '95 Limited, owned by the Company and the Woodlands Commercial Properties Company, L. P., sold three Office Properties located within The Woodlands, Texas.

OFFICE PROPERTIES TABLES

         The following table shows, as of December 31, 2001, certain information about the Company's Office Properties. In the table below "CBD" means central business district. Based on rental revenues from office leases in effect as of December 31, 2001, no single tenant accounted for more than 5% of the Company's total Office Segment rental revenues for 2001.

                                                                                                                        WEIGHTED
                                                                                                                        AVERAGE
                                                                                                NET                  FULL-SERVICE
                                                                                             RENTABLE                 RENTAL RATE
                                            NO. OF                                 YEAR        AREA      PERCENT      PER LEASED
          STATE, CITY, PROPERTY           PROPERTIES          SUBMARKET         COMPLETED    (SQ. FT.)   LEASED       SQ. FT.(1)
---------------------------------------   ----------  ------------------------  ---------   ----------   -------     -------------
TEXAS
   DALLAS
     Bank One Center(2)                          1    CBD                            1987    1,530,957      88%        $  23.11
     The Crescent Office Towers                  1    Uptown/Turtle Creek            1985    1,204,670     100            32.81
     Fountain Place                              1    CBD                            1986    1,200,266      97            20.28
     Trammell Crow Center(3)                     1    CBD                            1984    1,128,331      85            25.09
     Stemmons Place                              1    Stemmons Freeway               1983      634,381      87            17.67
     Spectrum Center(4)                          1    Far North Dallas               1983      598,250      88            24.05
     Waterside Commons                           1    Las Colinas                    1986      458,739     100            20.84
     125 E. John Carpenter Freeway               1    Las Colinas                    1982      445,993      80            28.92
     Reverchon Plaza                             1    Uptown/Turtle Creek            1985      374,165      52            21.62
     The Aberdeen                                1    Far North Dallas               1986      320,629     100            19.42
     MacArthur Center I & II                     1    Las Colinas               1982/1986      294,069      92            23.89
     Stanford Corporate Centre                   1    Far North Dallas               1985      265,507      72            23.85
     12404 Park Central                          1    LBJ Freeway                    1987      239,103     100            22.75
     Palisades Central II                        1    Richardson/Plano               1985      237,731      99(10)        22.50
     3333 Lee Parkway                            1    Uptown/Turtle Creek            1983      233,769      92            22.71
     Liberty Plaza I & II                        1    Far North Dallas          1981/1986      218,813     100            16.16
     The Addison                                 1    Far North Dallas               1981      215,016     100            19.85
     Palisades Central I                         1    Richardson/Plano               1980      180,503      95            21.39
     Greenway II                                 1    Richardson/Plano               1985      154,329     100            23.86
     Greenway I & IA                             2    Richardson/Plano               1983      146,704     100            24.22
     Addison Tower                               1    Far North Dallas               1987      145,886      95            20.61
     5050 Quorum                                 1    Far North Dallas               1981      133,594      87            20.63
     Cedar Springs Plaza(5)                      1    Uptown/Turtle Creek            1982      110,923      92            19.63
                                             -----                                          ----------    ----         --------
      Subtotal/Weighted Average                 24                                          10,472,328      91%        $  23.54
                                             -----                                          ----------    ----         --------

   FORT WORTH
     Carter Burgess Plaza                        1    CBD                            1982      954,895      90%(10)    $  17.16
                                             -----                                          ----------    ----         --------

   HOUSTON
     Greenway Plaza Office Portfolio            10    Richmond-Buffalo          1969-1982    4,285,906      93%        $  20.30
                                                      Speedway
     Houston Center                              3    CBD                       1974-1983    2,764,418      95            21.83
     Post Oak Central                            3    West Loop/Galleria        1974-1981    1,277,516      89            19.68
     The Woodlands Office Properties(6)          8    The Woodlands             1980-1996      561,989      89            17.62
     Four Westlake Park(7)                       1    Katy Freeway                   1992      561,065     100            21.06
     Three Westlake Park                         1    Katy Freeway                   1983      414,206      94            22.45
     1800 West Loop South                        1    West Loop/Galleria             1982      399,777      69            19.53
                                             -----                                          ----------    ----         --------
      Subtotal/Weighted Average                 27                                          10,264,877      92%        $  20.62
                                             -----                                          ----------    ----         --------

                                                                                                                         WEIGHTED
                                                                                                                         AVERAGE
                                                                                                  NET                 FULL-SERVICE
                                                                                               RENTABLE                RENTAL RATE
                                            NO. OF                                YEAR           AREA      PERCENT     PER LEASED
          STATE, CITY, PROPERTY           PROPERTIES          SUBMARKET        COMPLETED       (SQ. FT.)   LEASED      SQ. FT.(1)
---------------------------------------   ----------  ------------------------ ---------      ----------   -------    -------------
   AUSTIN
     Frost Bank Plaza                            1    CBD                           1984         433,024      97%       $  25.12
     301 Congress Avenue(8)                      1    CBD                           1986         418,338      80           26.30
     Bank One Tower(7)                           1    CBD                           1974         389,503      96           24.67
     Austin Centre                               1    CBD                           1986         343,664      93           27.82
     The Avallon I, II, III; IV; V               3    Northwest                1993/1997/2001    318,217      87(10)       23.74
     Barton Oaks Plaza One                       1    Southwest                     1986          99,895     100           27.11
                                             -----                                            ----------    ----        --------
      Subtotal/Weighted Average                  8                                             2,002,641      91%       $  25.57
                                             -----                                            ----------    ----        --------

COLORADO
   DENVER
     MCI Tower                                   1    CBD                           1982         550,807      99%       $  19.47
     Ptarmigan Place                             1    Cherry Creek                  1984         418,630     100           19.36
     Regency Plaza One                           1    Denver Technology Center      1985         309,862      95           24.14
     55 Madison                                  1    Cherry Creek                  1982         137,176      97           20.79
     The Citadel                                 1    Cherry Creek                  1987         130,652      97           23.35
     44 Cook                                     1    Cherry Creek                  1984         124,174      91           20.71
                                             -----                                            ----------    ----        --------
      Subtotal/Weighted Average                  6                                             1,671,301      98%       $  20.80
                                             -----                                            ----------    ----        --------

   COLORADO SPRINGS
     Briargate Office
      and Research Center                        1    Colorado Springs              1988         252,857      64%(10)   $  19.72
                                             -----                                            ----------    ----        --------

FLORIDA
   MIAMI
     Miami Center                                1    CBD                           1983         782,686      95%       $  26.60
     Datran Center                               2    South Dade/Kendall       1986/1988         472,236      94           23.23
                                             -----                                            ----------    ----        --------
      Weighted Average                           3                                             1,254,922      95%       $  25.34
                                             -----                                            ----------    ----        --------

ARIZONA
   PHOENIX
     Two Renaissance Square                      1    Downtown/CBD                  1990         476,373      97%       $  25.43
     6225 North 24th Street                      1    Camelback Corridor            1981          86,451      34           21.98
                                             -----                                            ----------    ----        --------
      Subtotal/Weighted Average                  2                                               562,824      87%       $  25.23
                                             -----                                            ----------    ----        --------

NEW MEXICO
   ALBUQUERQUE
     Albuquerque Plaza                           1    CBD                           1990         366,236      87%       $  19.35
                                             -----                                            ----------    ----        --------

CALIFORNIA
   SAN DIEGO
     Chancellor Park(9)                          1    University Town Center        1988         195,733      84%       $  26.94
                                             -----                                            ----------    ----        --------


      TOTAL/WEIGHTED AVERAGE                    74                                            27,998,614       92%(10)  $  22.28(11)
                                             =====                                            ==========    =====       ========

----------

(1) Calculated based on base rent payable as of December 31, 2001, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants.

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

(5)      This Office Property was sold subsequent to December 31, 2001.

(6) The Company has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the eight Office Properties that comprise The Woodlands Office Properties.

(7) The Company has a 0.1% general partner interest and a 19.9% limited partner interest in the partnerships that own Four Westlake Park and Bank One Tower.

(8) The Company has a 1% general partner interest and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

(9) The Company owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership, which owns the building.

(10) Leases have been executed at certain Office Properties but had not commenced as of December 31, 2001. If such leases had commenced as of December 31, 2001, the percent leased for all Office Properties would have been 93%. The total percent leased for these Properties would have been as follows: Palisades Central II - 100%; Carter Burgess Plaza - 95%; The Avallon - 100%; and Briargate Office and Research Center - 67%.

(11) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties as of December 31, 2001, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $22.42.

         The following table provides information, as of December 31, 2001, for the Company's Office Properties by state, city and submarket.

                                                                                  PERCENT             OFFICE
                                                                 PERCENT OF      LEASED AT          SUBMARKET
                                                     TOTAL          TOTAL         COMPANY             PERCENT
                                     NUMBER OF      COMPANY        COMPANY        OFFICE              LEASED/
   STATE, CITY, SUBMARKET            PROPERTIES     NRA(1)          NRA(1)       PROPERTIES         OCCUPIED(2)
   ----------------------            ----------   ----------     ----------      ----------         -----------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                      3      3,859,554             13%             90%                86%
   Uptown/Turtle Creek(6)                   4      1,923,527              7              89                 87
   Far North Dallas                         7      1,897,695              7              91                 84
   Las Colinas                              3      1,198,801              4              91                 86
   Richardson/Plano                         5        719,267              3              99(7)              93
   Stemmons Freeway                         1        634,381              2              87                 90
   LBJ Freeway                              1        239,103              1             100                 75
                                          ---     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average             24     10,472,328             37%             91%                85%
                                          ---     ----------     ----------      ----------         ----------

 FORT WORTH
   CBD                                      1        954,895              3%             90%(7)             96%
                                          ---     ----------     ----------      ----------         ----------

 HOUSTON
   CBD                                      3      2,764,418             10%             95%                95%
   Richmond-Buffalo Speedway                7      3,613,903             13              95                 94
   West Loop/Galleria                       4      1,677,293              6              85                 86
   Katy Freeway                             2        975,271              4              98                 92
   The Woodlands                            6        427,364              1              86                 87
                                          ---     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average             22      9,458,249             34%             93%                92%
                                          ---     ----------     ----------      ----------         ----------

AUSTIN
   CBD                                      4      1,584,529              6%             91%                90%
   Northwest                                3        318,217              1              87(7)              83
   Southwest                                1         99,895              0             100                 90
                                          ---     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average              8      2,002,641              7%             91%                87%
                                          ---     ----------     ----------      ----------         ----------

COLORADO
 DENVER
   Cherry Creek                             4        810,632              3%             98%                97%
   CBD                                      1        550,807              2              99                 94
   Denver Technology Center                 1        309,862              1              95                 81
                                          ---     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average              6      1,671,301              6%             98%                90%
                                          ---     ----------     ----------      ----------         ----------

 COLORADO SPRINGS
   Colorado Springs                         1        252,857              1%             64%(7)             86%
                                          ---     ----------     ----------      ----------         ----------

FLORIDA
 MIAMI
   CBD                                      1        782,686              3%             95%                95%
   South Dade/Kendall                       2        472,236              2              94                 81
                                          ---     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average              3      1,254,922              5%             95%                93%
                                          ---     ----------     ----------      ----------         ----------

ARIZONA
 PHOENIX
   Downtown/CBD                             1        476,373              2%             97%                87%
   Camelback Corridor                       1         86,451              0              34                 81
                                          ---     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average              2        562,824              2%             87%                83%
                                          ---     ----------     ----------      ----------         ----------

NEW MEXICO
 ALBUQUERQUE
   CBD                                      1        366,236              1%             87%                89%
                                          ---     ----------     ----------      ----------         ----------

CALIFORNIA
 SAN DIEGO
   University Town Center                   1        195,733              1%             84%                83%
                                          ---     ----------     ----------      ----------         ----------


                                                                            WEIGHTED
                                                                            AVERAGE
                                                    WEIGHTED                COMPANY
                                                     AVERAGE      COMPANY    FULL-
                                         COMPANY     QUOTED       QUOTED    SERVICE
                                        SHARE OF     MARKET       RENTAL     RENTAL
                                         OFFICE    RENTAL RATE   RATE PER   RATE PER
                                        SUBMARKET   PER SQUARE    SQUARE    SQUARE
   STATE, CITY, SUBMARKET               NRA(1)(2)   FOOT(2)(3)    FOOT(4)    FOOT(5)
   ----------------------              ----------  -----------   --------   --------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                         21%     $20.66     $25.32     $22.70
   Uptown/Turtle Creek(6)                      33       24.28      31.85      29.51
   Far North Dallas                            15       24.48      24.26      21.12
   Las Colinas                                  9       22.85      23.90      24.25
   Richardson/Plano                            13       20.64      24.61      22.88
   Stemmons Freeway                            26       23.75      19.30      17.67
   LBJ Freeway                                  3       22.77      23.00      22.75
                                       ----------      ------     ------     ------
     Subtotal/Weighted Average                 16%     $22.50     $25.70     $23.54
                                       ----------      ------     ------     ------

 FORT WORTH
   CBD                                         26%     $22.59     $21.80     $17.16
                                       ----------      ------     ------     ------

 HOUSTON
   CBD                                         12%     $24.05     $27.01     $21.83
   Richmond-Buffalo Speedway                   71       20.83      21.64      20.94
   West Loop/Galleria                          11       21.75      21.28      19.65
   Katy Freeway                                15       20.00      24.86      21.63
   The Woodlands                               88       18.34      18.28      17.87
                                       ----------      ------     ------     ------
     Subtotal/Weighted Average                 19%     $21.74     $23.33     $20.95
                                       ----------      ------     ------     ------

AUSTIN
   CBD                                         33%     $28.34     $32.04     $25.83
   Northwest                                    5       24.86      30.12      23.74
   Southwest                                    3       24.93      29.59      27.11
                                       ----------      ------     ------     ------
     Subtotal/Weighted Average                 14%     $27.62     $31.61     $25.57
                                       ----------      ------     ------     ------

COLORADO
 DENVER
   Cherry Creek                                45%     $23.31     $23.48     $20.43
   CBD                                          5       24.25      25.00      19.47
   Denver Technology Center                     6       20.00      26.00      24.14
                                       ----------      ------     ------     ------
     Subtotal/Weighted Average                  9%     $23.01     $24.45     $20.80
                                       ----------      ------     ------     ------

 COLORADO SPRINGS
   Colorado Springs                             5%     $20.60     $20.85     $19.72
                                       ----------      ------     ------     ------

FLORIDA
 MIAMI
   CBD                                         25%     $31.46     $30.70     $26.60
   South Dade/Kendall                          78       24.97      23.96      23.23
                                       ----------      ------     ------     ------
     Subtotal/Weighted Average                 34%     $29.02     $28.16     $25.34
                                       ----------      ------     ------     ------

ARIZONA
 PHOENIX
   Downtown/CBD                                18%     $25.73     $24.50     $25.43
   Camelback Corridor                           2       25.88      21.50      21.98
                                       ----------      ------     ------     ------
     Subtotal/Weighted Average                  8%     $25.75     $24.04     $25.23
                                       ----------      ------     ------     ------

NEW MEXICO
 ALBUQUERQUE
   CBD                                         64%     $18.15     $18.00     $19.35
                                       ----------      ------     ------     ------

CALIFORNIA
 SAN DIEGO
   University Town Center                       6%     $37.80     $35.50     $26.94
                                       ----------      ------     ------     ------

                                                                                  PERCENT             OFFICE
                                                                 PERCENT OF      LEASED AT          SUBMARKET
                                                     TOTAL          TOTAL         COMPANY             PERCENT
                                     NUMBER OF      COMPANY        COMPANY        OFFICE              LEASED/
   STATE, CITY, SUBMARKET            PROPERTIES     NRA(1)          NRA(1)       PROPERTIES         OCCUPIED(2)
   ----------------------            ----------   ----------     ----------      ----------         -----------
     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                             69     27,191,986             97%             92%                88%
                                          ===     ==========     ==========      ==========         ==========
CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway                3        672,003              2%             81%                84%
   The Woodlands                            2        134,625              1              98                 47
                                          ---     ----------     ----------      ----------         ----------
     Subtotal/Weighted Average              5        806,628              3%             84%                81%
                                          ---     ----------     ----------      ----------         ----------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                              5        806,628              3%             84%                81%
                                          ===     ==========     ==========      ==========         ==========
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE              74     27,998,614            100%             92%(7)             88%
                                          ===     ==========     ==========      ==========         ==========


                                                                            WEIGHTED
                                                                            AVERAGE
                                                    WEIGHTED                COMPANY
                                                     AVERAGE      COMPANY    FULL-
                                         COMPANY     QUOTED       QUOTED    SERVICE
                                        SHARE OF     MARKET       RENTAL     RENTAL
                                         OFFICE    RENTAL RATE   RATE PER   RATE PER
                                        SUBMARKET   PER SQUARE    SQUARE    SQUARE
   STATE, CITY, SUBMARKET               NRA(1)(2)   FOOT(2)(3)    FOOT(4)    FOOT(5)
   ----------------------              ----------  -----------   --------   --------
     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                                 16%     $23.05     $25.10     $22.44
                                       ==========      ======     ======     ======
CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway                   22%     $17.69     $16.80     $16.15
   The Woodlands                               47       16.60      16.60      16.92
                                       ----------      ------     ------     ------
     Subtotal/Weighted Average                 24%     $17.51     $16.77     $16.30
                                       ----------      ------     ------     ------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                                 24%     $17.51     $16.77     $16.30
                                       ==========      ======     ======     ======
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE                  16%     $22.89     $24.86     $22.28(8)
                                       ==========      ======     ======     ======

----------

(1)      NRA means net rentable area in square feet.

(2) Market information is for Class A office space under the caption "Class A Office Properties" and for Class B office space under the caption "Class B Office Properties." Sources are CoStar Group (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway, Fort Worth CBD, Houston Richmond-Buffalo Speedway, Houston CBD, West Loop/Galleria, and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), Costar (for the Austin CBD, Northwest and Southwest submarkets), Cushman & Wakefield of Colorado, Inc. (for the Denver Cherry Creek, CBD and Denver Technology Center submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD and Cammelback Corridor submarkets), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and Costar/John Burnham & Co. (for the San Diego University Town Center submarket).

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

(6) One Office Property in this submarket was sold subsequent to December 31, 2001.

(7) Leases have been executed at certain Office Properties in these submarkets but had not commenced as of December 31, 2001. If such leases had commenced as of December 31, 2001, the percent leased for all Office Properties in the Company's submarkets would have been 93%. The total percent leased for these Class A Company submarkets would have been as follows: Richardson/Plano - 99%; Fort Worth CBD - 95%; Austin-Northwest - 100%; and Colorado Springs - 67%.

(8) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from tenants is $22.42.

         The following table shows, as of December 31, 2001, the principal business conducted by the tenants at the Company's Office Properties, based on information supplied to the Company from the tenants.

                                 Percent of
    Industry Sector            Leased Sq. Ft.
    ---------------            --------------
Professional Services(1)           27%
Energy(2)                          21
Financial Services(3)              19
Telecommunications                  8
Technology                          7
Manufacturing                       3
Food Service                        3
Government                          3
Retail                              2
Medical                             2
Other(4)                            5
                                  ---
TOTAL LEASED                      100%
                                  ===

----------

(1) Includes legal, accounting, engineering, architectural and advertising services.

(2)      Includes oil and gas and utility companies.

(3)      Includes banking, title and insurance and investment services.

(4) Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of December 31, 2001, for the Company's total Office Properties and for Dallas, Houston and Austin, Texas, and Denver, Colorado, individually, for each of the 10 years beginning with 2002, assuming that none of the tenants exercises or has exercised renewal options.

TOTAL OFFICE PROPERTIES

                                                                                                    PERCENTAGE
                                             NET RENTABLE        PERCENTAGE OF                       TOTAL OF       ANNUAL FULL-
                                                 AREA              LEASED NET        ANNUAL        ANNUAL FULL-     SERVICE RENT
                          NUMBER OF          REPRESENTED        RENTABLE AREA     FULL-SERVICE     SERVICE RENT      PER SQUARE
                        TENANTS WITH         BY EXPIRING          REPRESENTED      RENT UNDER      REPRESENTED       FOOT OF NET
     YEAR OF LEASE        EXPIRING              LEASES            BY EXPIRING       EXPIRING       BY EXPIRING      RENTABLE AREA
      EXPIRATION           LEASES           (SQUARE FEET)            LEASES         LEASES(1)         LEASES         EXPIRING(1)
     -------------      ------------        -------------       --------------    ------------     ------------     -------------
2002                             468           3,869,011(2)             15.3%     $ 85,393,837             14.4%    $      22.07
2003                             339           3,534,746(3)             14.0        76,445,243             12.9            21.63
2004                             276           4,327,226                17.1        99,509,168             16.8            23.00
2005                             237           3,385,760                13.4        79,321,957             13.4            23.43
2006                             177           2,574,065                10.2        62,564,254             10.6            24.31
2007                              71           2,066,023                 8.2        48,576,388              8.2            23.51
2008                              32             983,109                 3.9        24,066,598              4.1            24.48
2009                              19             676,981                 2.7        17,305,474              2.9            25.56
2010                              27           1,504,156                 6.0        40,528,244              6.8            26.94
2011                              26             723,362                 2.9        19,573,471              3.3            27.06
2012 and thereafter               19           1,587,599                 6.3        39,124,239              6.6            24.64
                        ------------        ------------        ------------      ------------     ------------     ------------
                               1,691          25,232,038(4)            100.0%     $592,408,873          100.0 %     $      23.48
                        ============        ============        ============      ============     ============     ============

----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of December 31, 2001, leases have been signed for approximately 1,471,592 net rentable square feet (representing approximately 38% of expiring square footage and including renewed leases and leases of previously unleased space) commencing in 2002.

(3) As of December 31, 2001, leases have been signed for approximately 460,353 net rentable square feet (representing approximately 13% of expiring square footage and including renewed leases and leases of previously unleased space) commencing in 2003.

(4) Reconciliation to the Company's total Office Property net rentable area is as follows:


                                            SQUARE     PERCENTAGE
                                             FEET       OF TOTAL
                                          ----------   ----------
Square footage occupied by tenants        25,232,038      90.1%
Square footage reflecting
    management offices, building use,
    and remeasurement adjustments            387,158       1.4
Square footage vacant                      2,379,418       8.5
                                          ----------     -----
Total net rentable square footage         27,998,614     100.0%
                                          ==========     =====

DALLAS OFFICE PROPERTIES

                                                                                                   PERCENTAGE
                                        NET RENTABLE         PERCENTAGE OF                          TOTAL OF       ANNUAL FULL-
                                             AREA               LEASED NET         ANNUAL         ANNUAL FULL-     SERVICE RENT
                         NUMBER OF       REPRESENTED         RENTABLE AREA      FULL-SERVICE      SERVICE RENT      PER SQUARE
                       TENANTS WITH      BY EXPIRING           REPRESENTED       RENT UNDER       REPRESENTED       FOOT OF NET
    YEAR OF LEASE        EXPIRING           LEASES             BY EXPIRING        EXPIRING        BY EXPIRING      RENTABLE AREA
      EXPIRATION           LEASES       (SQUARE FEET)             LEASES          LEASES(1)          LEASES         EXPIRING(1)
    -------------      ------------     -------------        -------------      ------------      ------------     -------------
2002                            130         1,202,785(2)              12.8%     $ 30,170,470             13.1%     $       25.08
2003                             94         1,342,618(3)              14.3        29,997,695             13.0              22.34
2004                             84         1,150,737                 12.2        30,276,805             13.1              26.31
2005                             91         1,795,101                 19.1        41,139,066             17.8              22.92
2006                             43           702,018                  7.5        17,875,245              7.8              25.46
2007                             26         1,048,063                 11.2        25,470,093             11.1              24.30
2008                             11           590,319                  6.3        15,449,754              6.7              26.17
2009                              6           376,473                  4.0         9,744,552              4.2              25.88
2010                             13           733,171                  7.8        21,211,321              9.2              28.93
2011                              7           198,876                  2.1         5,684,743              2.5              28.58
2012 and thereafter               2           254,018                  2.7         3,455,038              1.5              13.60
                       ------------     -------------        -------------      ------------      -----------      -------------
                                507         9,394,179                100.0%     $230,474,782            100.0%     $       24.53
                       ============     =============        =============      ============      ===========      =============

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of December 31, 2001, leases have been signed for approximately 277,925 net rentable square feet (representing approximately 23% of expiring square footage and including renewed leases and leases of previously unleased space) commencing in 2002.

(3) As of December 31, 2001, leases have been signed for approximately 84,062 net rentable square feet (representing approximately 6% of expiring square footage and including renewed leases and leases of previously unleased space) commencing in 2003.

HOUSTON OFFICE PROPERTIES

                                                                                          PERCENTAGE
                                         NET RENTABLE     PERCENTAGE OF                     TOTAL OF        ANNUAL FULL-
                                            AREA           LEASED NET        ANNUAL       ANNUAL FULL-      SERVICE RENT
                          NUMBER OF      REPRESENTED      RENTABLE AREA   FULL-SERVICE    SERVICE RENT       PER SQUARE
                        TENANTS WITH     BY EXPIRING       REPRESENTED     RENT UNDER     REPRESENTED       FOOT OF NET
    YEAR OF LEASE         EXPIRING          LEASES         BY EXPIRING      EXPIRING      BY EXPIRING      RENTABLE AREA
      EXPIRATION           LEASES       (SQUARE FEET)        LEASES         LEASES(1)        LEASES         EXPIRING(1)
    -------------       ------------    -------------     -------------   ------------    ------------     -------------
2002                             182        1,499,472(2)        15.9%     $ 30,138,158         14.5%         $ 20.10
2003                             128        1,243,846(3)        13.2        25,424,330         12.2            20.44
2004                             107        2,121,173           22.5        43,386,335         20.9            20.45
2005                              71          576,838            6.1        12,801,669          6.2            22.19
2006                              60        1,152,161           12.2        25,946,294         12.5            22.52
2007                              22          754,456            8.0        16,571,175          8.0            21.96
2008                              10          293,235            3.1         5,996,878          2.9            20.45
2009                               3           74,984            0.8         1,729,655          0.8            23.07
2010                               7          582,997            6.2        13,872,390          6.7            23.79
2011                              10          416,487            4.4        10,130,045          4.9            24.32
2012 and thereafter                4          693,726            7.6        21,924,512         10.4            31.60
                        ------------     ------------        -------      ------------      -------          -------
                                 604        9,409,375          100.0%     $207,921,441        100.0%         $ 22.10
                        ============     ============        =======      ============      =======          =======


----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of December 31, 2001, leases have been signed for approximately 650,146 net rentable square feet (representing approximately 43% of expiring square footage and including renewed leases and leases of previously unleased space) commencing in 2002.

(3) As of December 31, 2001, leases have been signed for approximately 269,229 net rentable square feet (representing approximately 22% of expiring square footage and including renewed leases and leases of previously unleased space) commencing in 2003.

AUSTIN OFFICE PROPERTIES

                                                                                     PERCENTAGE
                                       NET RENTABLE     PERCENTAGE OF                  TOTAL OF      ANNUAL FULL-
                                           AREA          LEASED NET       ANNUAL     ANNUAL FULL-    SERVICE RENT
                          NUMBER OF     REPRESENTED    RENTABLE AREA   FULL-SERVICE  SERVICE RENT     PER SQUARE
                        TENANTS WITH    BY EXPIRING      REPRESENTED    RENT UNDER   REPRESENTED     FOOT OF NET
    YEAR OF LEASE         EXPIRING         LEASES        BY EXPIRING     EXPIRING    BY EXPIRING    RENTABLE AREA
      EXPIRATION           LEASES      (SQUARE FEET)        LEASES      LEASES(1)       LEASES       EXPIRING(1)
    -------------       -----------    -------------   --------------  ------------  ------------   -------------
2002                             35         197,617(2)       11.3%     $ 5,332,326       11.6%         $26.98
2003                             31         207,735(3)       11.9        5,223,132       11.4           25.14
2004                             17         347,369          19.8        8,460,804       18.5           24.36
2005                             25         531,494          30.3       13,832,510       30.2           26.03
2006                             16         318,543          18.2        9,102,744       19.8           28.58
2007                              5          42,266           2.4        1,142,580        2.5           27.03
2008                              3          49,094           2.8        1,253,991        2.7           25.54
2009                              1          21,447           1.2          541,751        1.2           25.26
2010                             --              --            --               --         --              --
2011                              2           3,773           0.2          145,987        0.3           38.69
2012 and thereafter               1          33,315           1.9          828,777        1.8           24.88
                        -----------     -----------        ------      -----------     ------          ------
                                136       1,752,653         100.0%     $45,864,602      100.0%         $26.17
                        ===========     ===========        ======      ===========     ======          ======

----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of December 31, 2001, leases have been signed for approximately 103,637 net rentable square feet (representing approximately 52% of expiring square footage and including renewed leases and leases of previously unleased space) commencing in 2002.

(3) As of December 31, 2001, leases have been signed for approximately 31,762 net rentable square feet (representing approximately 15% of expiring square footage and including renewed leases and leases of previously unleased space) commencing in 2003.

DENVER OFFICE PROPERTIES

                                                                                              PERCENTAGE
                                        NET RENTABLE     PERCENTAGE OF                         TOTAL OF       ANNUAL FULL-
                                            AREA           LEASED NET          ANNUAL        ANNUAL FULL-     SERVICE RENT
                          NUMBER OF      REPRESENTED     RENTABLE AREA      FULL-SERVICE     SERVICE RENT      PER SQUARE
                        TENANTS WITH     BY EXPIRING       REPRESENTED        RENT UNDER      REPRESENTED      FOOT OF NET
   YEAR OF LEASE          EXPIRING         LEASES         BY EXPIRING         EXPIRING       BY EXPIRING     RENTABLE AREA
     EXPIRATION            LEASES      (SQUARE FEET)         LEASES           LEASES(1)         LEASES        EXPIRING(1)
   -------------        ------------   -------------     -------------      ------------     ------------    -------------
2002                             41         604,619(2)            38.2%     $12,076,836             35.9%     $     19.97
2003                             36         469,416(3)            29.7        9,788,225             29.1            20.85
2004                             17         198,332               12.5        4,308,220             12.8            21.72
2005                             15         171,349               10.8        4,002,821             11.9            23.36
2006                             10          71,586                4.5        1,781,483              5.3            24.89
2007                              2          15,988                1.0          378,437              1.1            23.67
2008                              1          21,351                1.4          603,806              1.8            28.28
2009                              4          19,602                1.2          445,447              1.3            22.72
2010                              2           7,611                0.5          183,357              0.6            24.09
2011                              1           2,478                0.2           52,038              0.2            21.00
2012 and thereafter              --              --                0.0               --              0.0               --
                        -----------     -----------        -----------      -----------      -----------      -----------
                                129       1,582,332              100.0%     $33,620,670            100.0%     $     21.25
                        ===========     ===========        ===========      ===========      ===========      ===========

----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2) As of December 31, 2001, leases have been signed for approximately 343,913 net rentable square feet (representing approximately 57% of expiring square footage and including renewed leases and leases of previously unleased space) commencing in 2002.

(3) As of December 31, 2001, leases have been signed for approximately 22,397 net rentable square feet (representing approximately 5% of expiring square footage and including renewed leases and leases of previously unleased space) commencing in 2003.

                             RESORT/HOTEL PROPERTIES


         The following table shows certain information for the years ended December 31, 2001, and 2000, with respect to the Company's Resort/Hotel Properties. The information for the Resort/Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which measure their performance based on available guest nights.

                                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                                             -------------------------------
                                                                                                         AVERAGE
                                                                                                        OCCUPANCY
                                                                           YEAR                           RATE
                                                                        COMPLETED/                  ----------------
RESORT/HOTEL PROPERTY(1)                              LOCATION           RENOVATED       ROOMS       2001       2000
------------------------                              --------          ----------      --------    ------     -----
    UPSCALE BUSINESS CLASS HOTELS:
      Denver Marriott City Center                  Denver, CO            1982/1994           613        77%       84%
      Hyatt Regency Albuquerque                    Albuquerque, NM         1990              395        69        69
      Omni Austin Hotel                            Austin, TX              1986              372        68        81
      Renaissance Houston Hotel                    Houston, TX           1975/2000           389        64        59
                                                                                        --------    ------     -----
           TOTAL/WEIGHTED AVERAGE                                                          1,769        71%       75%
                                                                                        ========    ======     =====

    LUXURY RESORTS AND SPAS:
      Park Hyatt Beaver Creek Resort and Spa(2)    Avon, CO                1989              276        57%       69%
      Sonoma Mission Inn & Spa                     Sonoma, CA         1927/1987/1997         228        59        75
      Ventana Inn & Spa                            Big Sur, CA        1975/1982/1988          62        73        78
                                                                                        --------    ------     -----
           TOTAL/WEIGHTED AVERAGE                                                            566        60%       72%
                                                                                        ========    ======     =====

                                                                                         GUEST
    DESTINATION FITNESS RESORTS AND SPAS:                                                NIGHTS
                                                                                         ------
      Canyon Ranch-Tucson                          Tucson, AZ              1980              250(3)
      Canyon Ranch-Lenox                           Lenox, MA               1989              212(3)
                                                                                        --------    ------      -----
           TOTAL/WEIGHTED AVERAGE                                                            462        81%        86%
                                                                                        ========    ======      =====

           GRAND TOTAL/WEIGHTED AVERAGE FOR RESORT/HOTEL PROPERTIES                                     70%        76%
                                                                                                    ======      =====


                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                                                    REVENUE
                                                                               AVERAGE                PER
                                                                                DAILY              AVAILABLE
                                                                                 RATE              ROOM/GUEST
RESORT/HOTEL PROPERTY(1)                                                  ------------------    -----------------
------------------------                                                   2001        2000      2001       2000
                                                                          ------      ------    ------     ------
    UPSCALE BUSINESS CLASS HOTELS:
      Denver Marriott City Center
      Hyatt Regency Albuquerque                                           $  123      $  120    $   95     $  101
      Omni Austin Hotel                                                      108         106        74         73
      Renaissance Houston Hotel                                              124         133        84        108
                                                                             113          95        73         56
           TOTAL/WEIGHTED AVERAGE                                         ------      ------    ------     ------
                                                                          $  118      $  116    $   83     $   86
                                                                          ======      ======    ======     ======
    LUXURY RESORTS AND SPAS:
      Park Hyatt Beaver Creek Resort and Spa(2)
      Sonoma Mission Inn & Spa                                            $  278      $  254    $  159     $  176
      Ventana Inn & Spa                                                      299         302       176        226
                                                                             420         458       304        358
           TOTAL/WEIGHTED AVERAGE                                         ------      ------    ------     ------
                                                                          $  305      $  298    $  182     $  216
                                                                          ======      ======    ======     ======

    DESTINATION FITNESS RESORTS AND SPAS:

      Canyon Ranch-Tucson
      Canyon Ranch-Lenox

           TOTAL/WEIGHTED AVERAGE                                         ------      ------    ------     ------
                                                                          $  622      $  593    $  482     $  487
                                                                          ======      ======    ======     ======
           GRAND TOTAL/WEIGHTED AVERAGE FOR RESORT/HOTEL PROPERTIES       $  245      $  238    $  170     $  180
                                                                          ======      ======    ======     ======

----------

(1) As of December 31, 2001, the Company had leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to subsidiaries of COPI. As of December 31, 2001, the Omni Austin Hotel was leased pursuant to a separate lease to HCD Austin Corporation. On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties.

(2) The hotel is undergoing a $6.9 million renovation of all guestrooms. The project is scheduled to be completed by the second quarter of 2002.

(3) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

                       RESIDENTIAL DEVELOPMENT PROPERTIES

         The following table shows certain information as of December 31, 2001, relating to the Residential Development Properties.

                                                                                                                         TOTAL
                                 RESIDENTIAL                                                RESIDENTIAL     TOTAL      LOTS/UNITS
     RESIDENTIAL                 DEVELOPMENT                                                DEVELOPMENT     LOTS/       DEVELOPED
     DEVELOPMENT                 PROPERTIES               TYPE OF                           CORPORATION'S   UNITS         SINCE
   CORPORATION(1)                  (RDP)                   RDP(2)            LOCATION       OWNERSHIP %    PLANNED      INCEPTION
   ---------------               -----------              -------            --------       -------------  -------     ----------
Desert Mountain              Desert Mountain               SF           Scottsdale,  AZ         93.0%        2,665         2,338
                                                                                                           -------      --------
    Development
    Corporation

The Woodlands                The Woodlands                 SF           The Woodlands,  TX      42.5%       37,554        26,027
                                                                                                           -------      --------
    Land Company,
    Inc.

Crescent                     Bear Paw Lodge                CO           Avon, CO                60.0%           53(6)         53
    Resort                   Eagle Ranch                   SF           Eagle, CO               60.0%        1,100(6)        405
    Development,             Main Street
    Inc.                       Junction                    CO           Breckenridge, CO        30.0%           36(6)         36
                             Main Street
                               Station                     CO           Breckenridge, CO        30.0%           82(6)         82
                             Main Street Station
                               Vacation Club               TS           Breckenridge, CO        30.0%           42            42
                             Riverbend                     SF           Charlotte, NC           60.0%          650           161
                             Three Peaks
                               (Eagle's Nest)              SF           Silverthorne, CO        30.0%          391(6)        253
                             Park Place at
                               Riverfront                  CO           Denver, CO              64.0%           70(6)         70
                             Park Tower at
                               Riverfront                  CO           Denver, CO              64.0%           61(6)         61
                             Promenade Lofts
                               at Riverfront               CO           Denver, CO              64.0%           66(6)         66
                             Cresta                      TH/SFH         Edwards, CO             60.0%           25            19
                             Snow Cloud                    CO           Avon, CO                64.0%           54(6)         26
                             One Vendue Range              CO           Charleston, SC          62.0%           49(6)         --
                             Tahoe Mountain Resorts   TH/SF/CO/TS       Tahoe, CA                               --(7)         --(7)
                                                                                                           -------      --------
          TOTAL CRESCENT RESORT DEVELOPMENT , INC.                                                           2,679         1,274
                                                                                                           -------      --------

Mira Vista                   Mira Vista                    SF           Fort Worth, TX         100.0%          740           740
    Development              The Highlands                 SF           Breckenridge, CO        12.3%          750           480
                                                                                                           -------      --------
    Corp.
          TOTAL MIRA VISTA DEVELOPMENT CORP.                                                                 1,490         1,220
                                                                                                           -------      --------

Houston Area                 Falcon Point                  SF           Houston, TX            100.0%          510           364
    Development              Falcon Landing                SF           Houston, TX            100.0%          623           566
    Corp.                    Spring Lakes                  SF           Houston, TX            100.0%          520           266
                                                                                                           -------      --------

          TOTAL HOUSTON AREA DEVELOPMENT CORP.                                                               1,653         1,196
                                                                                                           -------      --------

              TOTAL                                                                                         46,041        32,055
                                                                                                           =======      ========


                                                          TOTAL          AVERAGE
                               RESIDENTIAL             LOTS/UNITS        CLOSED                   RANGE OF
   RESIDENTIAL                 DEVELOPMENT                CLOSED        SALE PRICE                PROPOSED
   DEVELOPMENT                  PROPERTIES                SINCE          PER LOT/               SALE PRICES
  CORPORATION(1)                   (RDP)                INCEPTION       UNIT($)(3)           PER LOT/UNIT($)(4)
  --------------               -----------             ----------       ----------       ------------------------
Desert Mountain              Desert Mountain                2,195          515,000         400,000    -  3,050,000(5)
                                                         --------
    Development
    Corporation

The Woodlands                The Woodlands                 24,472           57,000          16,000    -  1,035,000
                                                         -------
    Land Company,
    Inc.

Crescent                     Bear Paw Lodge                    51        1,455,000         665,000    -  2,025,000
    Resort                   Eagle Ranch                      347          106,000          80,000    -    150,000
    Development,             Main Street
    Inc.                       Junction                        26          473,000         300,000    -    580,000
                             Main Street
                               Station                          8          801,000         215,000    -  1,065,000
                             Main Street Station
                               Vacation Club                   11        1,028,000         380,000    -  4,600,000
                             Riverbend                        161           30,000          25,000    -     38,000
                             Three Peaks
                               (Eagle's Nest)                 176          253,000         135,000    -    425,000
                             Park Place at
                               Riverfront                      53          372,000         195,000    -  1,445,000
                             Park Tower at
                               Riverfront                      --              N/A         180,000    -  2,100,000
                             Promenade Lofts
                               at Riverfront                   --              N/A         180,000    -  2,100,000
                             Cresta                            15        1,847,000       1,900,000    -  2,600,000
                             Snow Cloud                        21        1,760,000         840,000    -  4,545,000
                             One Vendue Range                  --              N/A         450,000    -  3,100,000
                             Tahoe Mountain Resorts            --(7)           N/A             N/A             N/A
                                                         --------
          TOTAL CRESCENT RESORT DEVELOPMENT , INC.            869
                                                         --------

Mira Vista                   Mira Vista                       693          100,000          50,000    -    265,000
    Development              The Highlands                    433          192,000          55,000    -    625,000
                                                         --------
    Corp.
          TOTAL MIRA VISTA DEVELOPMENT CORP.                1,126
                                                         --------

Houston Area                 Falcon Point                     304           42,000          28,000    -     56,000
    Development              Falcon Landing                   488           20,000          19,000    -     26,000
    Corp.                    Spring Lakes                     261           30,000          24,000    -     44,000
                                                         --------

          TOTAL HOUSTON AREA DEVELOPMENT CORP.              1,053
                                                         --------

              TOTAL                                        29,715
                                                         ========

----------

(1) As of December 31, 2001, the Company had an approximately 95%, 95%, 90%, 94% and 94%, ownership interest in Desert Mountain Development Corporation, The Woodlands Land Company, Inc., Crescent Resort Development, Inc., Mira Vista Development Corp., and Houston Area Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations. On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's ownership interests, representing substantially all of the voting stock, in Desert Mountain Development Corporation, The Woodlands Land Company, Inc. and Crescent Resort Development, Inc.

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); SFH (Single Family Homes) and TS (Timeshare Equivalent Units).

(3)      Based on lots/units closed during the Company's ownership period.

(4)      Based on existing inventory of developed lots and lots to be developed.

(5)      Includes golf membership, which as of December 31, 2001, is $225,000.

(6) As of December 31, 2001, one unit was under contract at Bear Paw Lodge representing $1.6 million in sales; two lots were under contract at Eagle Ranch representing $0.3 million in sales; one unit was under contract at Main Street Junction representing $0.4 million in sales; 73 units were under contract at Main Street Station representing $34.2 million in sales; two lots were under contract at Three Peaks representing $0.6 million in sales; 10 units were under contract at Park Place at Riverfront representing $6.8 million in sales; 43 units were under contract at Park Tower at Riverfront representing $27.6 million in sales; 52 units were under contract at the Promenade Lofts at Riverfront representing $20.9 million in sales; 20 units were under contract at Snow Cloud representing $33.7 million in sales and 41 units were under contract at One Vendue Range representing $47.9 million in sales.

(7) This project is in the early stages of development, and this information is not available as of December 31, 2001.

                   TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of December 31, 2001:

                                   TOTAL CUBIC        TOTAL                                          TOTAL CUBIC        TOTAL
                    NUMBER OF        FOOTAGE       SQUARE FEET                      NUMBER OF          FOOTAGE       SQUARE FEET
      STATE       PROPERTIES(1)   (IN MILLIONS)   (IN MILLIONS)         STATE     PROPERTIES(1)     (IN MILLIONS)   (IN MILLIONS)
      -----       -------------   -------------   -------------         -----     -------------     -------------   -------------
Alabama                  4             10.7             0.3       Missouri(2)               2             46.8             2.8
Arizona                  1              2.9             0.1       Nebraska                  2              4.4             0.2
Arkansas                 6             33.1             1.0       New York                  1             11.8             0.4
California               9             28.6             1.1       North Carolina            3             10.0             0.4
Colorado                 1              2.8             0.1       Ohio                      1              5.5             0.2
Florida                  5              7.5             0.3       Oklahoma                  2              2.1             0.1
Georgia                  8             49.5             1.7       Oregon                    6             40.4             1.7
Idaho                    2             18.7             0.8       Pennsylvania              2             27.4             0.9
Illinois                 2             11.6             0.4       South Carolina            1              1.6             0.1
Indiana                  1              9.1             0.3       South Dakota              1              2.9             0.1
Iowa                     2             12.5             0.5       Tennessee                 3             10.6             0.4
Kansas                   2              5.0             0.2       Texas                     2              6.6             0.2
Kentucky                 1              2.7             0.1       Utah                      1              8.6             0.4
Maine                    1              1.8             0.2       Virginia                  2              8.7             0.3
Massachusetts            5             10.5             0.5       Washington                6             28.7             1.1
Mississippi              1              4.7             0.2       Wisconsin                 3             17.4             0.6
                                                                                   -----------    ------------        --------

                                                                  TOTAL                    89(3)         445.2(3)         17.7(3)
                                                                                   ==========     ============        ========

----------

(1) As of December 31, 2001, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 89 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Company has no interest. The Temperature-Controlled Logistics Corporation is entitled to receive lease payments from AmeriCold Logistics.

(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.

(3) As of December 31, 2001, AmeriCold Logistics operated 100 temperature-controlled logistics properties with an aggregate of approximately 524.6 million cubic feet (20.2 million square feet) of warehouse space.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2001.

]
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common shares have been traded on the New York Stock Exchange under the symbol "CEI" since the completion of its initial public offering in May 1994. For each calendar quarter indicated, the following table reflects the high and low sales prices during the quarter for the common shares and the distributions declared by the Company with respect to each quarter.

                             PRICE
                   -----------------------
                     HIGH           LOW      DISTRIBUTIONS
                   ---------     ---------   -------------
2000
First Quarter      $   19.75     $   15.75     $   0.550
Second Quarter         22.19         16.94         0.550
Third Quarter          23.19         20.69         0.550
Fourth Quarter         23.44         19.50         0.550

2001
First Quarter      $   23.56     $   20.90     $   0.550
Second Quarter         25.24         22.26         0.550
Third Quarter          25.09         18.75         0.375(1)
Fourth Quarter         21.58         16.30         0.375(1)

----------

(1) On October 17, 2001, the Company announced that the quarterly distribution was being reduced from $0.55 per common share, or an annualized distribution of $2.20 per common share, to $0.375 per common share, or an annualized distribution of $1.50 per common share.

         As of March 11, 2002, there were approximately 1,040 holders of record of the Company's common shares.

                               DISTRIBUTION POLICY

         The actual results of operations of the Company and the amounts actually available for distribution will be affected by a number of factors, including:

         o        the general condition of the United States economy;

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

         o        capital expenditure requirements; and

         o        the adequacy of cash reserves.

         On October 17, 2001, the Company announced that due to its revised cash flow expectations in the uncertain economic environment and measuring its payout ratios to those of the Company's peer group, the Company was reducing its quarterly distribution from $0.55 per common share, or an annualized distribution of $2.20 per common share, to $0.375 per common share, or an annualized distribution of $1.50 per common share.

         Future distributions by the Company will be at the discretion of the Board of Trust Managers. The Board of Trust Managers has indicated that it will review the adequacy of the Company's distribution rate on a quarterly basis.

         Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to distribute at least 90% of REIT taxable income each year. Pursuant to this requirement, the Company was required to distribute $111.7 million and $166.1 million for 2001 and 2000, respectively. Actual distributions by the Company were $245.1 million and $281.2 million for 2001 and 2000, respectively. The Company reported FFO of $177.1 million and $326.9 million for the years ended December 31, 2001 and 2000, respectively. Excluding the impairment and other charges related to COPI of $92.8 million, the Company would have reported FFO of $269.9 million for the year ended December 31, 2001.

         Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder's basis in such shareholder's shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the shareholder's basis in its shares will have the effect of deferring taxation until the sale of the shareholder's shares. No assurances can be given regarding what portion, if any, of distributions in 2002 or subsequent years will constitute a return of capital for federal income tax purposes.

         Distributions on the Company's common shares are payable at the rate of $1.50 per annum per common share.

         Following is the income tax status of distributions paid during the years ended December 31, 2001 and 2000 to common shareholders:

                                    2001        2000
                                   ------      ------
Ordinary dividend                    50.3%       51.5%
Capital gain                           --         6.4
Return of capital                    49.7        35.9
Unrecaptured Section 1250 Gain         --         6.2

         Distributions on the 8,000,000 6 3/4% Series A Convertible Cumulative Preferred Shares issued by the Company in February 1998 are payable at the rate of $1.6875 per annum per Series A Convertible Cumulative Preferred Share, prior to distributions on the common shares.

         Following is the income tax status of distributions paid during the years ended December 31, 2001 and 2000 to preferred shareholders:

                                    2001       2000
                                   ------     ------
Ordinary dividend                   100.0%      83.7%
Capital gain                           --        8.2
Unrecaptured Section 1250 Gain         --        8.1

                      ISSUANCES OF UNREGISTERED SECURITIES

         During the quarter ended December 31, 2001, Crescent Equities issued an aggregate of 15,556 common shares to holders of Operating Partnership units in exchange for 7,778 units. The issuances of the common shares were exempt from registration as private placements under Section 4(2) of the Securities Act. Crescent Equities has registered the resale of such common shares under the Securities Act.

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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED HISTORICAL FINANCIAL DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------------------------
                                                   2001             2000             1999             1998             1997
                                              -------------    -------------    -------------    -------------    -------------
OPERATING DATA:
   Total revenue ..........................   $     696,054    $     718,405    $     746,279    $     698,343    $     447,373
   Operating (loss) income ................         (28,084)          98,409          (54,954)         143,893          111,281
   Income before minority
      interests and extraordinary
      item ................................          27,572          303,052           13,343          183,210          135,024
   Basic earnings per common share:
    (Loss) income before extraordinary
      item ................................   $       (0.07)   $        2.08    $       (0.06)   $        1.26    $        1.25
    Net (loss) income .....................           (0.17)            2.05            (0.06)            1.26             1.25
   Diluted earnings per common share:
    (Loss) income before extraordinary
      item ................................   $       (0.07)   $        2.05    $       (0.06)   $        1.21    $        1.20
    Net (loss) income .....................           (0.17)            2.02            (0.06)            1.21             1.20
BALANCE SHEET DATA
   (AT PERIOD END):
   Total assets ...........................   $   4,142,149    $   4,543,318    $   4,950,561    $   5,043,447    $   4,179,980
   Total debt .............................       2,214,094        2,271,895        2,598,929        2,318,156        1,710,125
   Total shareholders' equity .............       1,405,940        1,731,327        2,056,774        2,422,545        2,197,317
OTHER DATA:
   Funds from Operations(1) ...............   $     177,117    $     326,897    $     340,777    $     341,713    $     214,396
   Earnings before interest, taxes,
      depreciation and amortization(2) ....   $     459,155    $     520,002    $     526,154    $     459,992    $     299,390
   Cash distribution declared per
    common share ..........................   $        1.85    $        2.20    $        2.20    $        1.86    $        1.37
   Weighted average
    common shares and units
    outstanding -- basic ..................     121,017,605      127,535,069      135,954,043      132,429,405      106,835,579
   Weighted average
    common shares and units
    outstanding -- diluted ................     122,544,421      128,731,883      137,891,561      140,388,063      110,973,459
   Cash flow provided by
    (used in):
    Operating activities ..................   $     320,753    $     275,715    $     336,060    $     299,497    $     211,714
    Investing activities ..................         102,054          428,306         (205,811)        (820,507)      (2,294,428)
    Financing activities ..................        (425,488)        (737,981)        (167,615)         564,680        2,123,744

---------
(1) Funds from Operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), effective January 1, 2000, and as used herein, means net income (loss) (determined in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, excluding extraordinary items (as defined by GAAP), plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. For a more detailed definition and description of FFO, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), is computed as the sum of (i) net income before minority interests and extraordinary item, interest expense, depreciation and amortization, amortization of deferred financing costs, impairment and other charges related to COPI (ii) less gain on property sales, net. EBITDA is presented because it provides useful information regarding the Company's ability to service debt. EBITDA should not be considered as an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. EBITDA as presented may not be comparable to other similarly titled measures used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this section in conjunction with the selected financial data and the consolidated financial statements and the accompanying notes in "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data," respectively, of this report. Historical results and percentage relationships set forth in these Items and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined in this section have the meanings given to them in Items 1 - 6 of this Form 10-K.

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

         The following factors might cause such a difference:

    o The Company's inability to obtain the confirmation of a prepackaged bankruptcy plan of COPI binding all creditors and COPI stockholders;

    o The inability of the Company to successfully integrate the lessee interests in the Resort/Hotel Properties and the voting interests in the Residential Development Corporations and related entities into its current business and operations;

    o The inability of the Company to complete the distribution to its shareholders of the shares of a new entity to purchase COPI's interest in AmeriCold Logistics;

    o Further deterioration in the resort/business-class hotel markets or in the market for residential land or luxury residences, including single-family homes, townhomes and condominiums, or in the economy generally;

    o The Company's ability, at its Office Properties, to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration on favorable terms, which may be adversely affected by changes in real estate conditions (including rental rates and competition from other properties and new development of competing properties or a general downturn in the economy);

    o Financing risks, such as the ability to generate revenue sufficient to service and repay existing or additional debt, the ability to meet applicable debt covenants, the Company's ability to fund the share repurchase program, increases in debt service associated with increased debt and with variable-rate debt, and the ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

    o Further adverse conditions in the temperature-controlled logistics business (including both industry-specific conditions and a general downturn in the economy) which may further jeopardize the ability of AmeriCold Logistics to pay rent;

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

         The following sections include information for each of the Company's investment segments for the year ended December 31, 2001.

         The economic slowdown in the third quarter of 2001, combined with the events of the September 11, 2001 have had an adverse impact on Resort/Hotel operations and lot sales primarily at the Desert Mountain Residential Development Property. However, the Office Property portfolio, which represents approximately 66% of total assets, continues to be stable with same-store weighted average occupancy in excess of 92% and average remaining lease term of approximately five years at December 31, 2001. Although management does not expect full recovery of these investment segments in the near-term, the Company remains committed to its fundamental investment segments.

OFFICE SEGMENT

         As of December 31, 2001, the Company owned or had an interest in 74 Office Properties.

         The following table shows the same-store net operating income growth for the approximately 25.4 million square feet of Office Property space owned as of December 31, 2001, which excludes approximately 1.5 million square feet of Office Property space at Bank One Center, in which the Company owns a 50% equity interest, approximately 1.0 million square feet of Office Property space at Four Westlake Park and Bank One Tower, in each of which the Company has a 20% equity interest, and 0.1 million square feet of Office Property space at Avallon IV, which was completed during the year ended December 31, 2001.


                                    FOR THE YEAR ENDED DECEMBER 31,
                               ---------------------------------------
                                                          PERCENTAGE/
                                 2001        2000       POINT INCREASE
                               --------    --------     --------------
(IN MILLIONS)
Same-store Revenues            $ 552.5     $ 519.9           6.3%
Same-store Expenses             (250.1)     (229.3)          9.1%
                               -------     -------
Net Operating Income           $ 302.4     $ 290.6           4.1%
                               =======     =======
Weighted Average Occupancy        92.3%       91.8%          0.5 pt

         The following table shows renewed or re-leased leasing activity and the percentage increase of leasing rates for signed leases compared to expiring leases at the Company's Office Properties owned as of December 31, 2001.

                                        FOR THE YEAR ENDED DECEMBER 31, 2001
                              ------------------------------------------------------
                                    SIGNED                EXPIRING        PERCENTAGE
                                    LEASES                 LEASES          INCREASE
                              ------------------     ------------------   ----------
Renewed or re-leased (1)       1,890,000 sq. ft.     N/A                      N/A
Weighted average full-
     service rental rate (2)  $23.67 per sq. ft.     $20.21 per sq. ft.        17%
FFO annual net effective
     rental rate (3)          $14.70 per sq. ft.     $11.21 per sq. ft.        31%

----------
(1)  All of which have commenced or will commence during the next 12 months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and expense recoveries.

(3) Calculated as weighted average full-service rental rate minus operating expenses.

    o For 2002, the Company projects same-store net operating income for its Office Properties to increase between 0% and 4% over 2001, based on an average occupancy range of 90% to 93%.

RESORT/HOTEL SEGMENT

         As of December 31, 2001, the Company owned nine Resort/Hotel
Properties.

         The following table shows weighted average occupancy, average daily rate and revenue per available room/guest for the Resort/Hotel Properties for the years ended December 31, 2001 and 2000.


                                           FOR THE YEAR ENDED DECEMBER 31,
                                        -------------------------------------
                                                                PERCENTAGE/
                                                               POINT INCREASE
                                         2001        2000        (DECREASE)
                                        ------      ------     --------------
Weighted average occupancy(1)              70%         76%         (6)pts
Average daily rate(1)                    $245        $238           3%
Revenue per available room/guest(1)      $170        $180          (6)%


---------
(1) Excludes the Four Seasons Hotel -- Houston, which was sold on November 3, 2000.


         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI. As a result, the subsidiaries of the Company became the lessees of these Resort/Hotel Properties. The Company will fully consolidate the operations of the eight Resort/Hotel Properties beginning on the date of the asset transfers. See "Note 20. Subsequent Events" included in "Item 8. Financial Statements and Supplemental Data" for additional information regarding the Company's agreement with COPI.


         The following table shows the Resort/Hotel Property same-store net operating income for the years ended December 31, 2001 and 2000, for the nine Resort/Hotel Properties owned during both of these periods.

                                                              FOR THE YEAR
                                                             ENDED DECEMBER 31,
                                                    ----------------------------------
                                                                            PERCENTAGE
                                                      2001       2000        DECREASE
                                                    -------     -------     ----------
(IN THOUSANDS)
Upscale Business-Class Hotels(1)                    $20,165     $22,157            (9)%
Luxury and Destination Fitness Resorts and Spas      29,451      36,837           (20)
                                                    -------     -------     ---------
All Resort/Hotel Properties(1)                      $49,616     $58,994           (16)%
                                                    =======     =======     =========


---------
(1) Excludes the Four Seasons Hotel -- Houston, which was sold on November 3, 2000.

    o For 2002, the Company projects same-store net operating income will increase between 0% and 3% over 2001. Also, the average daily rate is expected to increase between 0% and 2% over 2001, and revenue per available room is expected to increase between 0% and 3% over 2001.

CR License, LLC and CRL Investments, Inc.

         As of December 31, 2001, the Company had a 28.5% interest in CR License, LLC, the entity which owns the right to the future use of the "Canyon Ranch" name. The Company also had a 95% economic interest, representing all of the non-voting common stock, in CRL Investments, Inc., which has an approximately 65% economic interest in the Canyon Ranch Spa Club in the Venetian Hotel in Las Vegas, Nevada.

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's 1.5% interest in CR License, LLC and 5.0% interest, representing all of the voting stock, in CRL Investments, Inc.

RESIDENTIAL DEVELOPMENT SEGMENT

         As of December 31, 2001, the Company owned economic interests in five Residential Development Corporations through the Residential Development Property mortgages and the non-voting common stock of these Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, currently own interests in 21 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's voting interests in three of the Residential Development Corporations (The Woodlands Land Company, Inc., Desert Mountain Development Corporation and Crescent Resort Development, Inc.) The Company will fully consolidate the operations of the three Residential Development Corporations beginning on the date of the asset transfers. Management plans to monetize the Company's current investments in the five Residential Development Corporations and reinvest returned capital from the Residential Development Segment primarily into the Office Segment where the Company expects to achieve comparable rates of return.

The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:

         The following table shows residential lot sales at an average price per lot and commercial land sales at an average price per acre.

                                           FOR THE YEAR
                                         ENDED DECEMBER 31,
                                 ---------------------------------
(dollars in thousands)                 2001              2000
                                 ---------------    --------------
Residential lot sales               1,718              2,033
Average sales price per lot      $ 72,000           $ 62,000
Commercial land sales                  94 acres          124 acres
Average sales price per acre     $337,000           $308,000

o Average sales price per lot increased by $10,000, or 16%, due to a product mix of higher priced lots from the Carlton Woods development in the year ended December 31, 2001, compared to the same period in 2000.

o Carlton Woods is The Woodlands' new upscale residential development. It is a gated community consisting of 491 lots located around a Jack Nicklaus signature golf course. As of December 31, 2001, 213 lots have been sold at prices ranging from $0.1 million to $1.0 million per lot, or an average price of $343,000 per lot. Additional phases within Carlton Woods are expected to be marketed to the public over the next two years.

o Future buildout of The Woodlands is estimated at approximately 13,100 residential lots and approximately 1,700 acres of commercial land, of which approximately 1,555 residential lots and 1,075 acres are currently in inventory.

o The Company projects residential lot sales at The Woodlands to range between 1,550 lots and 1,800 lots at an average sales price per lot ranging between $70,000 and $80,000 for 2002.

Desert Mountain Properties Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:

         The following table shows residential lot sales at an average price per lot.

                                         FOR THE YEAR
                                      ENDED DECEMBER 31,
                                   ---------------------
(dollars in thousands)               2001         2000
                                   --------     --------
Residential lot sales                    86          178
Average sales price per lot(1)     $688,000     $619,000


---------
(1)  Including equity golf memberships.

o With the higher priced residential lots being completed during the latter phases of development at Desert Mountain, the average sales price per lot increased by $69,000, or 11%, for the year ended December 31, 2001, as compared to the same period in 2000. As a result of product mix and a decline in the economy combined with the events of September 11, 2001, the number of lot sales decreased to 86 lots for the year ended December 31, 2001, as compared to 178 lots for the same period in 2000.

o Approved future buildout is estimated to be approximately 300 residential lots, of which approximately 140 are currently in inventory.

o As a result of product mix and a decline in the economy, the Company projects residential lot sales in 2002 to range between 50 lots and 75 lots at an average sales price per lot ranging between $700,000 and $800,000.

Crescent Resort Development, Inc. ("CRD"), (formerly Crescent Development Management Corp.), Beaver Creek, Colorado:

         The following table shows total active projects, residential lot and residential unit sales, commercial land sales and average sales price per lot and unit.

                                                      FOR THE YEAR
                                                    ENDED DECEMBER 31,
                                            ----------------------------------
                                                 2001               2000
                                            ---------------    ---------------
Active projects                                  14                  12
Residential lot sales                           181                 343
Residential unit sales:
   Townhome sales                                11                  19
   Single-family home sales                      --                   5
   Equivalent timeshare unit sales               11                  --
   Condominium sales                            109                  26
Commercial land sales                            --  acres            9 acres
Average sale price per residential lot      $73,000            $136,000
Average sale price per residential unit        $1.0 million        $1.6 million


o Average sales price per lot decreased by $63,000, or 46%, and average sales price per unit decreased $0.6 million, or 38%, due to lower priced product mix sold in the year ended December 31, 2001, as compared to the same period in 2000.

o For 2002, the Company projects that residential lot sales will range between 325 lots and 375 lots at an average sales price per lot ranging between $110,000 and $130,000. In addition, the Company expects between 280 and 310 residential unit sales, including single family homes, townhomes and condominiums to be sold at an average sales price per residential unit ranging between $750,000 and $850,000.

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

     As of December 31, 2001, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the

89 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, which is owned 60% by Vornado Operating, L.P. and 40% by a subsidiary of COPI. The Company has no interest in AmeriCold Logistics.

     AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended on January 23, 2002. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146.0 million, the adjustment of the rental obligation for 2002 to $150.0 million (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5.0 million to $9.5 million (effective January 1, 2000) and the extension of the date on which deferred rent was required to be paid to December 31, 2003.

     AmeriCold Logistics' same-store earnings before interest, taxes, depreciation and amortization, and rent ("EBITDAR") declined 11% for the year ended December 31, 2001, compared to the same period in 2000. These declines are attributable to a reduction in total customer inventory stored at the warehouses and a reduction in the frequency of customer inventory turnover. AmeriCold Logistics deferred $25.5 million of rent for the year ended December 31, 2001, of which the Company's share was $10.2 million. AmeriCold Logistics also deferred $19.0 million and $5.4 million of rent for the years ended December
31, 2000 and 1999, respectively, of which the Company's share was $7.5 million and $2.1 million, respectively. In December 2001, the Temperature-Controlled Logistics Corporation waived its rights to collect deferred rent of $39.8 million of the total 49.9 million of deferred rent, of which the Company's share was $15.9 million. The Temperature-Controlled Logistics Corporation and the Company had recorded adequate valuation allowances related to their portions of the waived deferred rental revenue during the years ended December 31, 2000 and 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Company related to the Temperature-Controlled Logistics Corporation's decision to waive collection of deferred rent.

     Management believes that EBITDAR is a useful financial performance measure for assessing the relative stability of the financial condition of AmeriCold Logistics. The following table shows EBITDAR and lease payment for AmeriCold Logistics for the year ended December 31, 2001 and 2000.


                      FOR THE YEAR ENDED
                         DECEMBER 31,
                     -------------------
(in millions)         2001         2000
                     ------       ------
EBITDAR(1)           $135.8       $162.1
Lease Payment(2)     $146.0       $160.5


---------
(1) EBITDAR does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.

(2) Represents the rental obligation (excluding the effect of straight-lining rents and deferred rent) of AmeriCold Logistics.

o During 2001, the Temperature-Controlled Logistics Corporation completed the acquisition of one facility in the first quarter of 2001 for $10.0 million and completed the construction of one facility in the third quarter of 2001 for $15.8 million, representing approximately 8.5 million cubic feet (0.2 million square feet.)

                              RESULTS OF OPERATIONS

         The following table shows the Company's financial data as a percentage of total revenues for the three years ended December 31, 2001, 2000 and 1999 and the variance in dollars between the years ended December 31, 2001 and 2000 and the years ended December 31, 2000 and 1999. See "Note 3. Segment Reporting" included in "Item 8. Financial Statements and Supplementary Data" for financial information about investment segments.


                                                      FINANCIAL DATA AS A PERCENTAGE OF TOTAL    TOTAL VARIANCE IN DOLLARS BETWEEN
                                                     REVENUES FOR THE YEAR ENDED DECEMBER 31,      THE YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------    ---------------------------------
                                                                                                            (IN MILLIONS)
                                                      2001             2000             1999     2001 AND 2000       2000 AND 1999
                                                     --------        --------        --------    -------------       -------------
REVENUES
   Office properties                                     87.7%           84.4%           82.3%      $    4.1            $   (8.5)
   Resort/Hotel properties                                6.6            10.0             8.8          (26.4)                6.9
   Interest and other income                              5.7             5.6             8.9           (0.1)              (26.3)
                                                     --------        --------        --------       --------            --------
     TOTAL REVENUES                                     100.0%          100.0%          100.0%      $  (22.4)           $  (27.9)
                                                     --------        --------        --------       --------            --------
EXPENSES
   Operating expenses                                    38.0%           34.8%           34.4%      $   13.9            $   (7.1)
   Corporate general and administrative                   3.5             3.4             2.2            0.1                 7.8
   Interest expense                                      26.2            28.3            25.7          (20.8)               11.2
   Amortization of deferred financing costs               1.3             1.1             1.4           (0.2)               (0.7)
   Depreciation and amortization                         18.1            17.2            17.6            2.4                (7.9)
   Settlement of merger dispute                            --              --             2.0             --               (15.0)
   Impairment and other charges related
     to real estate assets                                3.6             1.3            24.0           16.0              (169.5)
   Impairment and other charges related
     to COPI                                             13.3              --              --           92.8                  --
                                                     --------        --------        --------       --------            --------
     TOTAL EXPENSES                                     104.0%           86.1%          107.3%         104.2              (181.2)
                                                     --------        --------        --------       --------            --------
OPERATING (LOSS) INCOME                                  (4.0)%          13.9%           (7.3)%     $ (126.6)           $  153.3

OTHER INCOME
   Equity in net income of unconsolidated
     companies:
     Office properties                                    0.9             0.4             0.7            2.9                (2.1)
     Residential development properties                   5.9             7.4             5.7          (12.5)               10.6
     Temperature-controlled logistics properties          0.2             1.0             2.0           (6.3)               (7.6)
     Other                                                0.4             1.6             0.7           (8.6)                6.5
                                                     --------        --------        --------       --------            --------
     TOTAL EQUITY IN NET INCOME FROM
     UNCONSOLIDATED COMPANIES                             7.4%           10.4%            9.1%      $  (24.5)           $    7.4

   Gain on property sales, net                            0.6            17.9              --         (124.5)              128.9
                                                     --------        --------        --------       --------            --------
     TOTAL OTHER INCOME AND EXPENSE                       8.0%           28.3%            9.1%      $ (149.0)           $  136.3
                                                     --------        --------        --------       --------            --------

(LOSS) INCOME BEFORE MINORITY INTERESTS
     AND EXTRAORDINARY ITEM                               4.0%           42.2%            1.8%      $ (275.6)           $  289.6

   Minority interests                                    (3.1)           (7.1)           (0.3)          29.6               (48.6)
                                                     --------        --------        --------       --------            --------

NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM               0.9%           35.1%            1.5%      $ (246.0)           $  241.0

     Extraordinary item - extinguishment of debt         (1.6)           (0.5)             --           (6.9)               (3.9)
                                                     --------        --------        --------       --------            --------

NET (LOSS) INCOME                                        (0.7)%          34.6%            1.5%      $ (252.9)           $  237.1

   6 3/4% Series A Preferred Share distributions         (1.9)           (1.9)           (1.8)            --                  --
   Share repurchase agreement return                       --            (0.4)           (0.1)           2.9                (2.3)
   Forward share purchase
        agreement return                                   --              --            (0.6)            --                 4.3
                                                     --------        --------        --------       --------            --------
NET (LOSS) INCOME AVAILABLE TO
   COMMON SHAREHOLDERS                                   (2.6)%          32.3%           (1.0)%     $ (250.0)           $  239.1
                                                     ========        ========        ========       ========            ========

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED
DECEMBER 31, 2000

REVENUES

         Total revenues decreased $22.4 million, or 3.1%, to $696.0 million for the year ended December 31, 2001, as compared to $718.4 million for the year ended December 31, 2000. The primary components of the decrease in total revenues are discussed below.

         The increase in Office Property revenues of $4.1 million, or 0.7%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable to:

             o increased revenues of $31.3 million from the 74 consolidated Office Properties that the Company owned or had an interest in as of December 31, 2001, primarily as a result of increased full-service weighted average rental rates (reflecting increases in both rental revenue and operating expense recoveries), and increased occupancy;

             o increased other income of $4.1 million, primarily due to parking revenue; partially offset by

             o decreased revenues of $27.3 million due to the disposition of 11 Office Properties and four retail properties during 2000, compared to the disposition of five Office Properties and the joint ventures of two Office Properties during 2001; and

             o decreased lease termination fees (net of the write-off of deferred rent receivables) of $4.0 million, from $12.0 million for the year ended December 31, 2000, to $8.0 million for the year ended December 31, 2001.

         The decrease in Resort/Hotel Property revenues of $26.4 million, or 36.6%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable to:

             o decreased revenues from the upscale business-class hotels of $8.1 million, due to the disposition of the Four Seasons Hotel -- Houston in November 2000;

             o decreased revenues of $6.3 million due to a decrease in rental income attributed to the softening of the economy and the events of September 11, 2001; and

             o decreased revenues of $12.0 million due to not recognizing revenue during the fourth quarter of 2001 under the leases with COPI.

EXPENSES

         Total expenses increased $104.2 million, or 16.8%, to $724.2 million for the year ended December 31, 2001, as compared to $620.0 million for the year ended December 31, 2000. The primary components of the increase in total expenses are discussed below.

         The increase in Office Property operating expenses of $13.9 million, or 0.6%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable to:

             o increased expenses of $24.7 million from the 74 consolidated Office Properties that the Company owned or had an interest in as of December 31, 2001, primarily as a result of increased operating expenses for utilities of $7.8 million, taxes of $3.6 million and other increased operating expenses such as insurance, security, and technology initiatives of $13.3 million during the year ended December 31, 2001, as compared to the same period in 2000; partially offset by

             o   decreased expenses of $10.8 million due to the disposition of
                  11 Office Properties and four retail properties during 2000, compared to the disposition of five Office Properties and the joint ventures of two Office Properties during 2001.

         The decrease in interest expense of $20.8 million, or 10.2%, for the year ended December 31, 2001, as compared to the same period in 2000, is primarily attributable to a decrease in the weighted average interest rate of 0.61%, or $14.0 million of interest expense, combined with a decrease in the average debt balance of $104.0 million, or $8.0 million of interest expense.

         The increase in impairment and other charges related to real estate assets of $16.0 million is due to:

             o the conversion of the Company's preferred member interest in Metropolitan Partners, LLC ("Metropolitan") into common stock of Reckson Associates Realty Corp. ("Reckson"), which resulted in an impairment charge of $11.9 million; and

             o an impairment loss of $5.0 million recognized on a real estate investment fund, in which the Company has an interest; partially offset by

             o a decrease in the impairment of the behavioral healthcare properties of $0.9 million.

         The increase in impairment and other charges related to COPI of $92.8 million is due to the reduction in net assets of $74.8 million, primarily attributable to the write-down of debt and rental obligations of COPI to the estimated underlying collateral value of assets to be received from COPI, and estimated COPI bankruptcy costs to be funded by the Company of $18.0 million.

OTHER INCOME

         Other income decreased $149.0 million, or 72.8%, to $55.7 million for the year ended December 31, 2001, as compared to $204.6 million for the year ended December 31, 2000. This decrease is due to:

         The decrease in equity in net income of unconsolidated companies of $24.5 million, or 32.4%, for the year ended December 31, 2001, as compared to the same period in 2000, is primarily attributable to:

             o a decrease in equity in net income of unconsolidated Residential Development Properties of $12.5 million, or 24%, primarily attributable to lower lot sales at Desert Mountain during the year ended December 31, 2001, resulting in a decrease of $16.3 million; partially offset by higher unit sales at CRD, resulting in an increase of $4.5 million; and

             o a decrease in equity in net income of the Temperature-Controlled Logistics Properties of $6.3 million, or 85%, due to the lease restructuring in 2001 and an increase in deferred rent of $9.2 million; and

             o a decrease in equity in net income of other unconsolidated Properties of $8.6 million, or 75.0%, primarily attributable to lower earnings of $3.8 million from Metropolitan due to the conversion of the Company's preferred member interest into common stock of Reckson in May 2001, the $1.0 million write-off of the Company's investment in a retail distribution company and lower earnings from DBL Holdings, Inc. ("DBL") of $1.7 million, due to an approximate $12.2 million return of investment received in March 2001; partially offset by

             o an increase in equity in net income of the unconsolidated Office Properties of $2.9 million, or 94.0%, primarily attributable to lower interest expense at one unconsolidated office property.

         The net decrease in gain on property sales of $124.5 million for the year ended December 31, 2001, as compared to the same period in 2000, is attributable to a decrease in net gains recognized primarily on Office, Resort/Hotel and behavioral healthcare property sales for the year ended December 31, 2001, as compared with the same period in 2000.

EXTRAORDINARY ITEMS

         The increase in extraordinary items of $6.9 million, or 176.9%, is attributable to the write-off of deferred financing costs related to the early extinguishment of the UBS Facility in May 2001 of $10.8 million, compared with the write-off of deferred financing costs related to the early extinguishment of the BankBoston Facility in February 2000 of $3.9 million.

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

         The increase in Resort/Hotel Property revenues of $6.9 million, or 10.6%, for the year ended December 31, 2000, as compared to the same period in 1999, is attributable to:

             o increased revenues of $3.1 million at the luxury resorts and spas primarily due to an increase in percentage rents resulting from increased room revenue due to the 30-room expansion at the Sonoma Mission Inn & Spa that opened in April 2000; and

             o increased revenues of $2.6 million at the business class hotels primarily due to (i) the reclassification of the Renaissance Houston Hotel from the Office segment to the Resort/Hotel segment as a result of the restructuring of its lease on July 1, 1999, which resulted in $2.4 million of incremental revenues under the new lease and (ii) increased percentage rents due to higher room and occupancy rates at the Omni Austin Hotel, partially offset by (iii) decreased revenues of $1.2 million due to the disposition of one Resort/Hotel Property during the fourth quarter of 2000, which contributed revenues during the full year of 1999, as compared to a partial year in 2000; and

             o increased revenues of $1.2 million at the destination fitness resorts and spas primarily due to an increase in percentage rents at the Canyon Ranch Properties as a result of higher room rates.

         The decrease in interest and other income of $26.3 million, or 39.4%, for the year ended December 31, 2000, as compared to the same period in 1999, is primarily attributable to the recognition of rent from Charter Behavioral Health Systems, LLC ("CBHS") on a cash basis beginning in the third quarter of 1999, the filing of voluntary bankruptcy petitions by CBHS and its subsidiaries on February 16, 2000, and a rent stipulation agreed to by certain parties to the bankruptcy proceedings, which resulted in a reduction in behavioral healthcare property revenues, which are included in interest and other income, to $15.4 million for the year ended December 31, 2000 as compared to $41.1 million for the same period in 1999.

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

         An additional decrease in expenses of $184.5 million is attributable to:

             o non-recurring costs of $15.0 million in connection with the settlement of litigation relating to the merger agreement entered into in January 1998 between the Company and Station Casinos, Inc. in the first quarter of 1999; and

             o a decrease of $169.5 million due to the impairment and other charges related to the behavioral healthcare properties in the third quarter of 1999 and the impairment charge in the fourth quarter of 1999 on one of the Office Properties held for disposition as compared to the year ended December 31, 2000.

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

         The increase in equity in unconsolidated companies of $7.4 million, or 10.8%, for the year ended December 31, 2000, as compared to the same period in 1999 is attributable to:

             o an increase in equity in net income of the Residential Development Corporations of $10.6 million, or 24.7%, attributable to (i) an increase in average sales price per lot and an increase in membership conversion revenue at Desert Mountain, partially offset by a decrease in lot absorption, which resulted in an increase of $6.0 million in equity in net income to the Company; (ii) an increase in residential lot and commercial land sales and an increase in average sales price per lot at The Woodlands Land Development Company, L.P., partially offset by a decrease in average sales price per acre from commercial land sales, which resulted in an increase of $5.9 million in equity in net income to the Company; and (iii) an increase in commercial acreage sales at CRD, partially offset by a decrease in single-family home sales, which resulted in an increase of $0.8 million in equity in net income to the Company; partially offset by (iv) a decrease in commercial land sales at Houston Area Development Corp., which resulted in a decrease of $2.1 million in equity in net income to the Company;

             o an increase in equity in net income of the other unconsolidated companies of $6.5 million, or 127.5%, primarily as a result of (i) the dividend income attributable to the 7.5% per annum cash flow preference of the Company's $85.0 million preferred member interest in Metropolitan, which the Company purchased in May 1999; and (ii) an increase in the equity in earnings from DBL as a result of its investment in G2 Opportunity Fund, L.P. ("G2"), which was made in the third quarter of 1999; partially offset by

             o a decrease in equity in net income of the Temperature-Controlled Logistics Partnership of $7.6 million, or 50.7%, resulting primarily from the recognition of a rent receivable valuation allowance for the year ended December 31, 2000 of $6.5 million; and

             o a decrease in equity in net income of the unconsolidated office properties of $2.1 million, or 39.6%, primarily attributable to an increase in interest expense as a result of additional financing obtained in July 2000 and an increase in the average rate of debt at The Woodlands Commercial Properties Company, L.P.

         The increase in net gain on property sales of $128.9 million for the year ended December 31, 2000, as compared to the same period in 1999, is attributable to:

             o a net gain of $137.4 million primarily recognized on Office, Resort/Hotel and behavioral healthcare property sales; partially offset by

             o an impairment loss of $8.5 million recognized on a real estate investment fund, in which the Company has an interest.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $36.3 million and $39.0 million at December 31, 2001, and December 31, 2000, respectively. This 6.9% decrease is attributable to $425.5 million used in financing activities, partially offset by $210.0 million and $212.8 million provided by investing and operating activities, respectively.


                                                        DECEMBER 31,
                                                            2001
                                                       -------------
                                                       (in millions)
Cash Provided by Operating Activities                      $212.8
Cash Provided by Investing Activities                       210.0
Cash Used in Financing Activities                          (425.5)
                                                           ------
Decrease in Cash and Cash Equivalents                      $ (2.7)
Cash and Cash Equivalents, Beginning of Period               39.0
                                                           ------
Cash and Cash Equivalents, End of Period                   $ 36.3
                                                           ======

OPERATING ACTIVITIES

         The Company's cash provided by operating activities of $212.8 million is attributable to:

             o    $199.4 million from Property operations; and

             o $13.4 million representing distributions received in excess of equity in earnings from unconsolidated companies.

INVESTING ACTIVITIES

         The Company's cash provided by investing activities of $210.0 million is primarily attributable to:

             o $200.4 million of net sales proceeds primarily attributable to the disposition of the two Washington Harbour Office Properties, three Woodlands Office Properties and 18 behavioral healthcare properties;

             o $129.7 million of proceeds from joint venture partners, primarily as a result of the proceeds of $116.7 million from the joint ventures of two existing Office Properties, Bank One Tower in Austin, Texas and Four Westlake Park in Houston, Texas and $12.9 million from the joint venture of 5 Houston Center Office Property, which is currently being developed;

             o $107.9 million of proceeds from the sale of marketable securities; and

             o $32.0 million from return of investment in unconsolidated office properties, Residential Development Properties and other unconsolidated companies.

         The Company's cash provided by investing activities is partially offset by:

             o $124.6 million of additional investment in unconsolidated companies, consisting of investments in (i) the upscale Residential Development Properties of $89.0 million, primarily as a result of CRD's investment in Tahoe Mountain Resorts,
                  (ii) Temperature-Controlled Logistics Properties of $10.8 million, (iii) Office Properties of $16.4 million and (iv) other unconsolidated companies of $8.4 million;

             o $51.8 million for recurring and non-recurring tenant improvement and leasing costs for the Office Properties;

             o $46.4 million for capital expenditures for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

             o $23.7 million for the development of investment properties, including $12.3 million for development of the 5 Houston Center Office Property and expansions and renovations at the Resort/Hotel Properties;

             o a $11.2 million increase in notes receivable, primarily as a result of approximately $10.0 million related to secured loans to AmeriCold Logistics; and

             o a $2.2 million increase in restricted cash and cash equivalents, primarily related to the escrow of funds to purchase a parking garage in Denver, Colorado, which was purchased during the first quarter of 2002, partially offset by escrow reimbursements for capital expenditures at the Resort/Hotel Properties and the Office Properties.

FINANCING ACTIVITIES

         The Company's use of cash for financing activities of $425.5 million is primarily attributable to:

             o    net repayment of the UBS Facility of $553.5 million;

             o distributions to common shareholders and unitholders of $245.1 million;

             o repayment and retirement of the iStar Financial Note of $97.1 million;

             o    repurchase of the Company's common shares for $77.4 million;

             o repayment and retirement of the Deutsche Bank Short-term Loan of $75.0 million;

             o net capital distributions to joint venture partners of $25.4 million, primarily due to distributions to joint venture preferred equity partners;

             o    debt financing costs of $16.0 million; and

             o    distributions to preferred shareholders of $13.5 million.

         The use of cash for financing activities is partially offset by:

             o    net borrowings under the Fleet Facility of $283.0 million;

             o proceeds from notes payable of $393.3 million, primarily attributable to the debt refinancing; and

             o proceeds from the exercise of common share options of $9.8 million.

COPI

         In April 1997, the Company established a new Delaware corporation, COPI. All of the outstanding common stock of COPI, valued at $0.99 per share, was distributed, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997, in a spin-off.

         COPI was formed to become a lessee and operator of various assets to be acquired by the Company and to perform the intercompany agreement between COPI and the Company, pursuant to which each agreed to provide the other with rights to participate in certain transactions. In connection with the formation and capitalization of COPI, and the subsequent operations and investments of COPI since 1997, the Company made loans to COPI under a line of credit and various term loans.

         On January 1, 2001, The REIT Modernization Act became effective. This legislation allows the Company, through its subsidiaries, to operate or lease certain of its investments that had been previously operated or leased by COPI.

         COPI and the Company entered into an asset and stock purchase agreement on June 28, 2001, in which the Company agreed to acquire the lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI, the voting interests held by subsidiaries of COPI in three of the Company's Residential Development Corporations and other assets in exchange for $78.4 million. In connection with that agreement, the Company agreed that it would not charge interest on its loans to COPI from May 1, 2001 and that it would allow COPI to defer all principal and interest payments due under the loans until December 31, 2001.

         Also on June 28, 2001, the Company entered into an agreement to make a $10.0 million investment in Crescent Machinery Company ("Crescent Machinery"), a wholly owned subsidiary of COPI. This investment, together with capital from a third-party investment firm, was expected to put Crescent Machinery on solid financial footing.

         Following the date of the agreements relating to the acquisition of COPI assets and stock and the investment in Crescent Machinery, the results of operations for the COPI hotel operations and the COPI land development interests declined, due in part to the slowdown in the economy after September 11. In addition, Crescent Machinery's results of operations suffered because of the economic environment and the overall reduction in national construction levels that has affected the equipment rental and sale business, particularly post September 11. As a result, the Company believes that a significant additional investment would have been necessary to adequately capitalize Crescent Machinery and satisfy concerns of Crescent Machinery's lenders.

         The Company stopped recording rent from the leases of the eight Resort/Hotel Properties leased to subsidiaries of COPI on October 1, 2001, and recorded impairment and other adjustments related to COPI in the fourth quarter of 2001, based on the estimated fair value of the underlying assets. See "Note
16. COPI" included in "Item 8. Financial Statements and Supplementary Data" for a description of these charges.

         On January 22, 2002, the Company terminated the purchase agreement pursuant to which the Company would have acquired the lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI, the voting interests held by subsidiaries of COPI in three of the Residential Development Corporations and other assets. On February 4, 2002, the Company terminated the agreement relating to its planned investment in Crescent Machinery.

         On February 6, 2002, Crescent Machinery filed for protection under the federal bankruptcy laws.

         On February 12, 2002, the Company delivered default notices to COPI relating to approximately $49.0 million of unpaid rent and approximately $76.2 million of principal and accrued interest due to the Company under certain secured loans.

         On February 14, 2002, the Company executed an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and COPI's voting interests in three of the Company's Residential Development Corporations and other assets and the Company agreed to assist and provide funding to COPI for the implementation of a prepackaged bankruptcy of COPI. In connection with the transfer, COPI's rent obligations to the Company were reduced by $23.6 million, and its debt obligations were reduced by $40.1 million. These amounts include $18.3 million of value attributed to the lessee interests transferred by COPI to the Company, however, in accordance with GAAP, the Company assigned no value to these interests for financial reporting purposes.

         The Company holds the lessee interests in the eight Resort/Hotel Properties and the voting interests in the three Residential Development Corporations through three newly organized entities that are wholly owned taxable REIT subsidiaries of the Company. The Company will include these assets in its Resort/Hotel Segment and its Residential Development Segment, and will fully consolidate the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations, beginning on the date of the transfers of these assets.

         Under the Agreement, the Company will provide approximately $14.0 million to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Company estimates that the value of the common shares that will be issued to the COPI stockholders will be between approximately $5.0 million and $8.0 million. The Agreement provides that COPI and the Company will seek to have a plan of reorganization for COPI, reflecting the terms of the Agreement and a draft plan of reorganization, approved by the bankruptcy court. The actual value of the common shares issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary substantially from the estimated amount.

         In addition, the Company has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15.0 million obligation to Bank of America, together with any accrued interest. COPI obtained the loan primarily to participate in investments with the Company. At the time COPI obtained the loan, Bank of America required, as a condition to making the loan, that Richard E. Rainwater, the Chairman of the Board, and John C. Goff, the Chief Executive Officer of the Company, enter into a support agreement with COPI and Bank of America, pursuant to which they agreed to make additional equity investments in COPI if COPI defaulted on payment obligations under its line of credit with Bank of America and the net proceeds of an offering of COPI securities were insufficient to allow COPI to pay Bank of America in full. COPI currently is in default under the line of credit. Effective December 31, 2001, the parties executed an amendment to the line of credit providing that any defaults existing under the line of credit on or before March 8, 2002 are temporarily cured unless and until a new default shall occur. The Company believes, based on advice of counsel, that the support agreement should be unenforceable in a COPI bankruptcy.

         The Company holds a first lien security interest in COPI's entire membership interest in AmeriCold Logistics. REIT rules prohibit the Company from acquiring or owning the membership interest that COPI owns in AmeriCold Logistics. Under the Agreement, the Company agreed to allow COPI to grant Bank of America a first priority security interest in the membership interest and to subordinate its own security interest to Bank of America. In addition, the Company has agreed to form and capitalize a separate entity to be owned by the Company's shareholders, and to cause the new entity to commit to acquire COPI's entire membership interest in the tenant, for approximately $15.5 million. Under the Agreement, COPI has agreed that it will use the proceeds of the sale of the membership interest to repay Bank of America in full.

         Completion and effectiveness of the plan of reorganization for COPI is contingent upon a number of conditions, including the vote of COPI's stockholders, the approval of the plan by certain of COPI's creditors and the approval of the bankruptcy court.

INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES

         Investments in which the Company does not have a controlling interest are accounted for under the equity method. The following is a summary of the Company's ownership in significant unconsolidated companies or equity investments:


                                                                                                 COMPANY'S OWNERSHIP
                  Entity                                            CLASSIFICATION             AS OF DECEMBER 31, 2001
---------------------------------------------------     -----------------------------------    -----------------------
Desert Mountain Development Corporation(1)              Residential Development Corporation          95.0%(2)(3)
The Woodlands Land Company, Inc.(1)                     Residential Development Corporation          95.0%(2)(4)
Crescent Resort Development, Inc.(1)                    Residential Development Corporation          90.0%(2)(5)
Mira Vista Development Corp.                            Residential Development Corporation          94.0%(2)(6)
Houston Area Development Corp.                          Residential Development Corporation          94.0%(2)(7)
Temperature-Controlled Logistics Partnership             Temperature-Controlled Logistics            40.0%(8)
The Woodlands Commercial
    Properties Company, L.P.                                          Office                         42.5%(9)(10)
Main Street Partners, L.P.                                   Office (Bank One Center)                50.0%(11)
Crescent 5 Houston Center, L.P.                              Office (5 Houston Center)               25.0%(12)
Austin PT BK One Tower Office Limited Partnership             Office (Bank One Tower)                20.0%(13)
Houston PT Four Westlake Office Limited Partnership         Office (Four Westlake Park)              20.0%(13)
DBL Holdings, Inc.                                                     Other                         97.4%(14)
CRL Investments, Inc.(1)                                               Other                         95.0%(15)
CR License, LLC(1)                                                     Other                         28.5%(16)

----------

(1) On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's interest in these entities. The Company will fully consolidate the operations of these entities, other than CR License, LLC, beginning on the date of the asset transfers.

(2) See the Residential Development Properties Table included in "Item 2. Properties" for the Residential Development Corporation's ownership interest in the Residential Development Properties.

(3) The remaining 5.0% interest in Desert Mountain Development Corporation, representing 100% of the voting stock, was owned by COPI as of December 31, 2001.

(4) The remaining 5.0% interest in The Woodlands Land Company, Inc., representing 100% of the voting stock, was owned by COPI as of December 31, 2001.

(5) The remaining 10.0% interest in Crescent Resort Development, Inc., representing 100% of the voting stock, is owned by COPI Colorado, L. P., of which 60.0% was owned by COPI as of December 31, 2001, with 20% owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, and 20% owned by a third party.

(6) The remaining 6.0% interest in Mira Vista Development Corp. ("MVDC"), representing 100% of the voting stock, is owned 4.0% by DBL Holdings, Inc. ("DBL") and 2.0% by third parties.

(7) The remaining 6.0% interest in Houston Area Development Corp. ("HADC"), representing 100% of the voting stock, is owned 4.0% by DBL and 2.0% by a third party.

(8) The remaining 60.0% interest in the Temperature-Controlled Logistics Partnership is owned by Vornado Realty Trust, L.P.

(9) The remaining 57.5% interest in The Woodlands Commercial Properties Company, L. P. is owned by Morgan Stanley Real Estate Fund II, L. P. ("Morgan Stanley").

(10) Distributions are made to partners based on specified payout percentages. During the year ended December 31, 2001, the payout percentage to the Company was 49.5%.

(11) The remaining 50.0% interest in Main Street Partners, L.P. is owned by TrizecHahn Corporation.

(12) See "5 Houston Center" below.

(13) See "Four Westlake Park and Bank One Tower" below.

(14) John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, obtained the remaining 2.6% economic interest in DBL (including 100% of the voting interest in DBL) in exchange for his voting interests in MVDC and HADC, originally valued at approximately $0.4 million, and approximately $0.06 million in cash, or total consideration valued at $0.4 million. At December 31, 2001, Mr. Goff's interest in DBL was approximately $0.6 million.

(15) The remaining 5.0% interest in CRL Investments, Inc. was owned by COPI as of December 31, 2001.

(16) Of the remaining 71.5% interest in CR License, LLC, 70.0% is owned by a group of individuals unrelated to the Company, and 1.5% was owned by COPI, as of December 31, 2001.

JOINT VENTURE ARRANGEMENTS

5 Houston Center

         On June 4, 2001, the Company entered into a joint venture arrangement with a pension fund advised by JP Morgan Investment Management, Inc. ("JPM") to construct the 5 Houston Center Office Property within the Company's Houston Center mixed-use Office Property complex in Houston, Texas. The Class A Office Property will consist of 577,000 net rentable square feet. The joint venture is structured such that the fund holds a 75% equity interest, and the Company holds a 25% equity interest, which is accounted for under the equity method. The Company contributed approximately $8.5 million of land and $12.3 million of development costs to the joint venture entity and received $14.8 million in net proceeds. No gain or loss was recognized by the Company on this transaction. In addition, the Company is developing, and will manage and lease the Property on a fee basis. During the year ended December 31, 2001, the Company recognized $2.3 million for these services.

         During the second quarter of 2001, the joint venture entity obtained an $82.5 million construction loan guaranteed by the Company, due May 2004, that bears interest at Prime (as defined in the loan agreement) plus 100 basis points or LIBOR plus 225 basis points, at the discretion of the borrower. The interest rate on the loan at December 31, 2001, was 4.12%. The balance outstanding on this construction loan at December 31, 2001, was $10.4 million.

Four Westlake Park and Bank One Tower

         On July 30, 2001, the Company entered into joint venture arrangements with an affiliate of General Electric Pension Fund ("GE") for two Office Properties, Four Westlake Park in Houston, Texas, and Bank One Tower in Austin, Texas. The joint ventures are structured such that GE holds an 80% equity interest in each of Four Westlake Park, a 560,000 square foot Class A Office Property located in the Katy Freeway submarket of Houston, and Bank One Tower, a 390,000 square foot Class A Office Property located in downtown Austin. The Company continues to hold the remaining 20% equity interests in each Property, which are accounted for under the equity method. The joint ventures generated approximately $120.0 million in net proceeds to the Company, including distributions to the Company resulting from mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Company. The joint ventures were accounted for as partial sales of these Office Properties, resulting in a gain of approximately $7.6 million, net of a deferred gain of approximately $1.9 million. In addition, the Company manages and leases the Office Properties on a fee basis. During the year ended December 31, 2001, the Company recognized $0.2 million for these services.

UNCONSOLIDATED PROPERTY DISPOSITIONS

         On September 27, 2001, the Woodlands Commercial Properties Company, L.P., owned by the Company and an affiliate of Morgan Stanley, sold one office/venture tech property located within The Woodlands, Texas. The sale generated net proceeds, after the repayment of debt, of approximately $2.7 million, of which the Company's portion was approximately $1.3 million. The sale generated a net gain of approximately $3.5 million, of which the Company's portion was approximately $1.7 million. The net proceeds received by the Company were used primarily to pay down variable-rate debt.

         On November 9, 2001, The Woodlands Land Development Company, L.P. owned by the Woodlands Land Company, Inc. and an affiliate of Morgan Stanley, sold two office properties and one retail property located within The Woodlands, Texas. The sales generated proceeds, after the repayment of debt, of approximately $41.8 million, of which the Company's portion was approximately $19.7 million. The sales generated a net gain of approximately $8.0 million, of which the Company's portion was approximately $3.8 million. The net proceeds received by the Company were used primarily to pay down variable-rate debt.

METROPOLITAN

         On May 24, 2001, the Company converted its $85.0 million preferred member interest in Metropolitan and $1.9 million of deferred acquisition costs, into approximately $75.0 million of common stock of Reckson, resulting in an impairment charge of approximately $11.9 million. The Company subsequently sold the Reckson common stock on August 17, 2001, for approximately $78.6 million, resulting in a gain of approximately $3.6 million. The proceeds were used to pay down the Fleet Facility.

DISPOSITIONS

         During the year ended December 31, 2001, the Company sold five Office Properties, 18 behavioral healthcare properties and other assets. The sales generated net proceeds of approximately $200.4 million and a net gain of approximately $4.4 million.

Office Segment

         On July 30, 2001, the GE joint ventures were accounted for as partial sales of two Office Properties, Four Westlake Park in Houston, Texas, and Bank One Tower in Austin, Texas, resulting in a net gain of approximately $7.6 million, net of a deferred gain of $1.9 million.

         On September 18, 2001, the Company completed the sale of the two Washington Harbour Office Properties. The sale generated net proceeds of approximately $153.0 million and a net loss of approximately $9.8 million. The proceeds from the sale of the Washington Harbour Office Properties were used primarily to pay down variable-rate debt and repurchase approximately 4.3 million of the Company's common shares. The Washington Harbour Office Properties were the Company's only Office Properties in Washington, D.C.

         On September 28, 2001, The Woodlands Office Equities - '95 Limited ("WOE"), owned by the Company and the Woodlands Commercial Properties Company,
L. P., sold two Office Properties located within The Woodlands, Texas. The sale generated net proceeds of approximately $11.3 million, of which the Company's portion was approximately $9.9 million. The sale generated a net gain of approximately $3.4 million, of which the Company's portion was approximately $3.0 million. The proceeds received by the Company were used primarily to pay down variable-rate debt.

         On December 20, 2001, WOE sold one Office Property located within The Woodlands, Texas. The sale generated net proceeds of approximately $2.0 million, of which the Company's portion was approximately $1.8 million. The sale generated a net gain of approximately $1.7 million, of which the Company's portion was approximately $1.5 million. The proceeds received by the Company were used primarily to pay down variable-rate debt.

Behavioral Healthcare Properties

         During the year ended December 31, 2001, the Company completed the sale of 18 behavioral healthcare properties. The sales generated approximately $34.7 million in net proceeds and a net gain of approximately $1.6 million for the year ended December 31, 2001. The net proceeds from the sale of the 18 behavioral healthcare properties sold during the year ended December 31, 2001 were used primarily to pay down variable-rate debt. As of December 31, 2001, the Company owned 10 behavioral healthcare properties. The Company is actively marketing these 10 behavioral healthcare properties for sale.

         During the year ended December 31, 2001, the Company recognized an impairment loss of $8.5 million on seven of the behavioral healthcare properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for these seven properties.

RELATED PARTY DISCLOSURES

DBL

         As of December 31, 2001, the Company owned 97.44% of DBL with the remaining 2.56% economic interest in DBL (including 100% of the voting interest in DBL) held by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company. Originally, Mr. Goff contributed his voting interests in MVDC and HADC originally valued at approximately $0.4 million, and approximately $0.06 million in cash, or total consideration valued at approximately $0.4 million for his interest in DBL.

         DBL has two wholly owned subsidiaries, DBL-ABC, Inc., and DBL-CBO, Inc., the assets of which are described in the following paragraphs, and DBL directly holds 66% of the voting stock in MVDC and HADC. At December 31, 2001, Mr. Goff's interest in DBL was approximately $0.6 million.

         Since June 1999, the Company has contributed approximately $23.8 million to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2. G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMAC Commercial Mortgage Corporation ("GMACCM"). The ownership structure of GMSP consists of 50% ownership by Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and 50% by John Goff. Mr. Rainwater is also a limited partner of GMSP. At December 31, 2001, DBL has an approximately $14.1 million investment in G2.

         In March 1999, DBL-CBO, Inc. acquired $6.0 million aggregate principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Island limited liability company. At December 31, 2001 this investment was valued at approximately $5.4 million.

COPI Colorado, L. P.

         As of December 31, 2001, CRD was owned 90% by the Company and the remaining 10%, representing 100% of the voting stock, was owned by COPI Colorado, L.P., of which 60% was owned by COPI, with 20% owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and 20% owned by a third party.

         On February 14, 2001, the Company executed an agreement with COPI, pursuant to which COPI transferred to the Company, in lieu of foreclosure, COPI's 60% general partner interest in COPI Colorado. As a result, the Company owns a 96% interest in CRD, John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company owns a 2.0% interest in CRD and the remaining 2.0% interest is owned by a third party. The Company will fully consolidate the operations of CRD beginning on the date of the asset transfers.

Loans to Employees and Trust Managers of the Company for Exercise of Stock Options and Unit Options

         As of December 31, 2001, the Company had approximately $32.9 million of loans outstanding (including approximately $3.9 million loaned during the year ended December 31, 2001) to certain employees and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and unit incentive plans pursuant to an agreement approved by the Board of Directors and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, had a loan comprising $26.3 million of the $32.9 million total outstanding loans at December 31, 2001.

         Every month, federal short-term, mid-term and long-term rates (Applicable Federal Rates) are determined and published by the IRS based upon average market yields of specified maturities. Effective November 1, 2001, these loans were amended to reduce the interest rates for their remaining terms to the Applicable Federal Rates as of November. As a result, the interest rates on loans with remaining terms of three years or less at November 1, 2001 were reduced to approximately 2.7% per year and the interest rates on loans with remaining terms greater than three years as of November 1, 2001 were reduced to approximately 4.07% per year. These amended interest rates reflect below prevailing market interest rates; therefore, the Company recorded $0.8 million of compensation expense for the year ended December 31, 2001. Approximately $0.5 million of interest was outstanding related to these loans as of December 31, 2001.

SHELF REGISTRATION STATEMENT

         On October 29, 1997, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the SEC relating to the future offering of up to an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the Shelf Registration Statement will provide the Company with more efficient and immediate access to capital markets when considered appropriate. As of December 31, 2001, approximately $782.7 million was available under the Shelf Registration Statement for the issuance of securities.

SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY

         During the year ended December 31, 2000, the Company formed Funding IX and contributed seven Office Properties and two Resort/Hotel Properties to Funding IX. As of December 31 2001, Funding IX held seven Office Properties and one Resort/Hotel Property.

         As of December 31, 2001, GMACCM held $218.4 million of non-voting, redeemable preferred Class A Units in Crescent Real Estate Funding IX (the "Class A Units"). The Class A Units receive a preferred variable-rate dividend currently calculated at LIBOR plus 450 basis points, or approximately 6.6% per annum as of December 31, 2001, and increasing to LIBOR plus 550 basis points beginning March 16, 2002. The Class A Units are redeemable at the option of the Company at the original purchase price.

         Funding IX loaned the net proceeds of the sale of Class A Units in Funding IX and a portion of the net proceeds from the sale of one of the Resort/Hotel Properties held by Funding IX, through an intracompany loan to Crescent SH IX, Inc. ("SH IX"), for the purchase of common shares of the Company. See "Share Repurchase Program" below. This intracompany loan is eliminated in consolidation. However, the loan from Funding IX to SH IX matures March 15, 2003 and will be repaid by SH IX to Funding IX at that time. The proceeds received by Funding IX will be used to redeem Class A Units.

EMPLOYEE STOCK PURCHASE PLAN

         On June 25, 2001, the shareholders of the Company approved a new Employee Stock Purchase Plan (the "ESPP"), that is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code ("IRC") of 1986, as amended. The ESPP is regarded as a noncompensatory plan under APB No. 25, because it meets the qualifications under IRC 423. Under the terms of the ESPP, eligible employees may purchase common shares of the Company at a price that is equal to 90% of the lower of the common shares' fair market value at the beginning or the end of a quarterly period. The fair market value of a common share is equal to the last sale price of the common shares on the New York Stock Exchange. Eligible employees may purchase the common shares through payroll deductions of up to 10% of eligible compensation. The ESPP is not subject to the provisions of ERISA. The ESPP was effective October 1, 2001, and will terminate on May 14, 2011.

         The 1,000,000 common shares that may be issued pursuant to the purchase of common shares under the ESPP represent less than 0.96% of the Company's outstanding common shares at December 31, 2001.

SHARE REPURCHASE PROGRAM

         On October 15, 2001, the Company's Board of Trust Managers authorized an increase in the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program") from $500.0 million to $800.0 million.

         The Company commenced its Share Repurchase Program in March 2000. As of December 31, 2001, the Company had repurchased 18,756,423 common shares, 20,286 of which have been retired, at an average price of $19.09 per common share for an aggregate of approximately $358.1 million. As of December 31, 2001, the Company held 14,468,623 of the repurchased common shares in SH IX. See "Sale of Preferred Equity Interests in Subsidiary" above. These common shares are consolidated as treasury shares in accordance with GAAP. However, these shares are held in SH IX until all of the Class A Units are redeemed. Distributions will continue to be paid on these repurchased common shares and will be used to pay dividends on the Class A Units.

         The Company expects the Share Repurchase Program to continue to be funded through a combination of debt, equity, joint venture capital and selected asset disposition alternatives available to the Company. The amount of common shares that the Company will actually purchase will be determined from time to time, in its reasonable judgment, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of common shares will actually be purchased within any particular time period.

SHARE REPURCHASE AGREEMENT

         On November 19, 1999, the Company entered into an agreement (the "Share Repurchase Agreement") with UBS to purchase a portion of its common shares from UBS. The Company had the option to settle the Share Repurchase Agreement in cash or common shares. During the year ended December 31, 2000, the Company purchased the 5,809,180 common shares from UBS at an average cost of $17.62 per common share for an aggregate of approximately $102.3 million under the Share Repurchase Agreement with UBS. The Company has no further obligation under the Share Repurchase Agreement. The purchases were funded primarily through the sale of Class A Units in Funding IX. See "Sale of Preferred Equity Interests in Subsidiary" above.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which provides that all business combinations in the scope of the statement are to be accounted for under the purchase method. This statement is effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Since the Company currently accounts for its acquisitions under the purchase method, management does not believe that the adoption of this statement will have a material effect on its interim or annual financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. This statement requires that goodwill and some other intangible assets will no longer be amortized, and provides specific guidance for testing goodwill for impairment. This statement is effective for fiscal years beginning after December 15, 2001. The Company expects its impairment losses to range between $14.0 million and $18.3 million due to the initial application of this statement. These charges relate to unconsolidated companies in which the Company had an interest as of December 31, 2001. These charges will be reported as resulting from a change in accounting principle.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company has determined that SFAS No. 143 will have no material effect on its interim and annual financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not believe that adoption of this statement will have a material effect on its interim or annual financial statements; however, financial statement presentation will be modified to report the results of operations and financial position of a component of an entity that either has been disposed of or is classified as held for sale as discontinued operations. As a result, the Company will reclassify certain amounts in prior period financial statements to conform with the new presentation requirements.

LIQUIDITY REQUIREMENTS

         As of December 31, 2001, the Company had unfunded capital requirements of approximately $40.4 million relating to capital investments. The table below specifies the Company's total capital requirements relating to these projects, amounts funded as of December 31, 2001, amounts remaining to be funded, and short-term and long-term capital requirements.



                                                                            CAPITAL REQUIREMENTS
                                                  AMOUNT                  ------------------------
(IN MILLIONS)                                   FUNDED AS OF    AMOUNT    SHORT-TERM    LONG-TERM
                                     TOTAL      DECEMBER 31,   REMAINING   (NEXT 12       (12+
           PROJECT                  COST(1)        2001        TO FUND     MONTHS)(2)    MONTHS)(2)
           -------                  --------    ------------   ---------  -----------   -----------
RESIDENTIAL DEVELOPMENT SEGMENT
      Tahoe Mountain Resorts        $  100.0     $  (71.2)     $   28.8     $   28.8     $     --
                                    --------     --------      --------     --------     --------

OTHER
      SunTx(3)                      $   19.0     $   (7.4)     $   11.6     $    4.0     $    7.6
                                    --------     --------      --------     --------     --------

TOTAL                               $  119.0     $  (78.6)     $   40.4     $   32.8     $    7.6
                                    ========     ========      ========     ========     ========

----------

(1)  All amounts are approximate.

(2) Reflects the Company's estimate of the breakdown between short-term and long-term capital expenditures.

(3) This commitment is related to the Company's investment in a private equity fund.

         The Company expects to fund its short-term capital requirements of approximately $32.8 million through a combination of cash, net cash flow from operations, return of capital (investment) from the Residential Development Corporations and borrowings under the Fleet Facility. The Company plans to meet its maturing debt obligations during 2002 of approximately $245.2 million, primarily through additional or replacement debt financing or equity transactions.

         The Company expects to meet its other short-term capital requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), additional interest expense related to the cash flow hedge agreements, recurring capital expenditures, non-recurring capital expenditures, such as tenant improvement and leasing costs, and distributions to shareholders and unitholders, primarily through cash flow provided by operating activities. To the extent that the Company's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Company expects to finance such requirements with available cash proceeds received from joint ventures and select property sales, and borrowings under the Fleet Facility or additional debt financing.

         The Company expects to fund its long-term capital requirements of approximately $7.6 million with available cash proceeds received from joint ventures and select property sales, borrowings under the Fleet Facility or additional debt financing and return of capital (investment) from the Residential Development Corporations. The Company's other long-term liquidity requirements as of December 31, 2001, consist primarily of maturities after December 31, 2002, under the Company's fixed and variable-rate debt, which totaled approximately $2.0 billion as of December 31, 2001. The Company also intends to repay the intracompany loan of approximately $285.0 million from Funding IX to Crescent SH IX at maturity on March 15, 2003, and to redeem the approximately $218.4 million of Class A Units in Funding IX with the proceeds received by Funding IX. The Company expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives as well as cash proceeds received from joint ventures and select property sales.

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

    The following factors could limit the Company's ability to utilize these financing alternatives:

    o The Company may be unable to obtain debt or equity financing on favorable terms, or at all, as a result of the financial condition of the Company or market conditions at the time the Company seeks additional financing;

    o Restrictions on the Company's debt instruments or outstanding equity may prohibit it from incurring debt or issuing equity at all, or on terms available under then-prevailing market conditions; and

    o The Company may be unable to service additional or replacement debt due to increases in interest rates or a decline in the Company's operating performance.

    In addition to the Company's liquidity requirements stated above, as of December 31, 2001, the Company also has guarantees or letters of credit related to approximately $89.3 million, or 17% of the maximum borrowings available under its unconsolidated debt. At December 31, 2001, the Company had guarantees or letters of credit related to approximately $17.2 million, or 4%, of its total outstanding unconsolidated debt. See "Note 4. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" included "Item 8. Financial Statements and Supplementary Data" and for more information about the Company's unconsolidated investments and the underlying debt related to these investments.

REIT QUALIFICATION

         The Company intends to maintain its qualification as a REIT under
Section 856(c) of the Code. As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of its REIT taxable income to its shareholders.

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Company's primary debt financing arrangements existing as of December 31, 2001, are shown below (dollars in thousands):



                                                             INTEREST                                           BALANCE
                                                              RATE AT                        EXPECTED       OUTSTANDING AT
                                          MAXIMUM           DECEMBER 31,    MATURITY          PAYOFF          DECEMBER 31,
           DESCRIPTION                   BORROWINGS            2001          DATE              DATE             2001
           -----------                   ----------         ------------    --------         --------       ---------------
SECURED FIXED RATE DEBT:
   JP Morgan Mortgage Note(1)            $   199,386            8.31 %    October 2016       October 2006      $   199,386
   AEGON Partnership Note(2)                 269,930            7.53       July 2009          July 2009            269,930
   LaSalle Note I(3)                         239,000            7.83      August 2027        August 2007           239,000
   LaSalle Note II(4)                        161,000            7.79       March 2028         March 2006           161,000
   CIGNA Note (5)                             63,500            7.47     December 2002      December 2002           63,500
   Metropolitan Life Note V(6)                38,696            8.49     December 2005      December 2005           38,696
   Northwestern Life Note (7)                 26,000            7.66      January 2004       January 2004           26,000
   Mitchell Mortgage Note(8)                   6,244            7.00      August 2002        August 2002             6,244
   Nomura Funding VI Note (9)                  8,187           10.07       July 2020          July 2010              8,187
   Woodmen of the World Note(10)               8,500            8.20       April 2009         April 2009             8,500
   Rigney Promissory Note (11)                   651            8.50     November 2012        June 2012                651
                                         -----------          ------                                           -----------
    Subtotal/Weighted Average            $ 1,021,094            7.85 %                                         $ 1,021,094
                                         -----------          ------                                           -----------

UNSECURED FIXED RATE DEBT:
   Notes due 2007(12)                    $   250,000            7.50 %     September 2007     September 2007   $   250,000
   Notes due 2002(12)                        150,000            7.00       September 2002     September 2002       150,000
                                         -----------          ------                                           -----------
    Subtotal/Weighted Average            $   400,000            7.31 %                                         $   400,000
                                         -----------          ------                                           -----------

SECURED VARIABLE RATE DEBT(13):
   Fleet Fund I and II Term Loan(14)     $   275,000            5.39 %        May 2005           May 2005      $   275,000
   Deutsche Bank - CMBS Loan(15)             220,000            5.84          May 2004           May 2006          220,000
                                         -----------          ------                                           -----------
    Subtotal/Weighted Average            $   495,000            5.59 %                                         $   495,000
                                          -----------         ------                                           -----------

UNSECURED VARIABLE RATE DEBT:
   JPMorgan Loan Sales Facility(16)      $    50,000            3.25 %                        January 2002     $    10,000
   Fleet Bridge Loan(17)                      50,000            5.71        August 2002        August 2002           5,000
   Fleet Facility(14)                        400,000            3.92         May 2004           May 2005           283,000
                                         -----------          ------                                           -----------
                                         $   500,000            3.93 %                                         $   298,000
                                         -----------          ------                                           -----------

    TOTAL/WEIGHTED AVERAGE               $ 2,416,094            6.72 %(18)                                     $ 2,214,094
                                         ===========          ======                                           ===========

    AVERAGE REMAINING TERM                                                 8.4 years           4.3 years

----------
(1) At the end of seven years (October 2006), the interest rate will adjust based on current interest rates at that time. It is the Company's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $177.8 million.

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

(3) The note has a seven-year period during which only interest is payable (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity. In August 2007, the interest rate will increase, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220.5 million. LaSalle Note I is secured by Properties owned by Crescent Real Estate Funding I, L.P. ("Funding I") (See "Note 1. Organization and Basis of Presentation" included in "Item 8. Financial Statements and Supplementary Data"). The note agreement restricts Funding I from engaging in certain activities, including incurring liens on the Properties securing the note, pledging the Properties securing the note, incurring certain other indebtedness, canceling a material claim or debt owed to it, entering into certain transactions, distributing funds derived from operation of the Properties securing the note (except as specifically permitted in the note agreement), or creating easements with respect to the Properties securing the note.

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

(8) The note requires payments of interest only during its term. The Mitchell Mortgage Note is secured by three of The Woodlands Office Properties. The note agreement has no negative covenants.

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

(10) The outstanding principal balance on this note at maturity will be approximately $8.5 million. This note is secured by the Avallon IV Office Property. The note agreement requires that the Company maintains compliance with a number of customary covenants, including, maintaining the Property that secures the note and not creating any lien with respect to or otherwise encumbering such Property.

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

(13) For the method of calculation of the interest rate for the Company's variable-rate debt, see "Note 6. Notes Payable and Borrowings under the Fleet Facility" included in "Item 8. Financial Statements and Supplementary Data."

(14) For a description of the Fleet Fund I and II Term Loan and the Fleet Facility, see "Note 6. Notes Payable and Borrowings under the Fleet Facility" included in "Item 8. Financial Statements and Supplementary Data." The note requires payments of interest only during the first four years with a one-year extension option. The note, due May 2004, bears interest at LIBOR plus 325 basis points (at December 31, 2001, the interest rate was 5.39%). The Fleet Term Loan note is secured by eight Office Properties in Funding I, and 12 Office Properties in Funding II. The Term Loan requires the Company maintain compliance with a number of customary financial and other covenants on an ongoing basis, including leverage ratios based on book value and debt service coverage ratios, limitations on additional secured and total indebtedness, limitations on distributions, and a minimum net worth requirement, and with respect solely to Funding I and Funding II adjusted net operating income to actual debt service and adjusted net operating income to pro forma debt service.

(15) This note requires payment of interest only during its term. The notes, due May 2004, bear interest at the 30-day LIBOR rate plus a spread of 164.7 basis points (at December 31, 2001, the interest rate was 5.15%) for the Deutsche Bank-CMBS and a spread of 600 basis points (at December 31, 2001, the interest rate was 9.50%) for the Mezzanine note. The blended rate at December 31, 2001, was 5.84%. The notes have three-year interest only terms and two one-year extension options, and are secured by the Crescent Real Estate Funding X, L.P. ("Funding X") Office Properties and Spectrum Center,
     L. P. (See "Note 1. Organization and Basis of Presentation" included in "Item 8. Financial Statements and Supplementary Data"). The notes require the Company to maintain compliance with a minimum debt service coverage ratio.

(16) The JP Morgan Loan Sales Facility is a $50.0 million unsecured credit facility. The lender is not obligated to fund draws under this loan unless certain conditions not within the control of the Company are satisfied at the time of the draw request. As a result, the Company maintains sufficient availability under the Fleet Facility to repay this loan at any time.

(17) The Fleet Bridge Loan is a $50.0 million unsecured credit facility.

(18) The overall weighted average interest rate does not include the effect of the Company's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.58%.

         Below are the aggregate principal payments required as of December 31, 2001 under indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.



                                   SECURED          UNSECURED           TOTAL
                                  ----------        ----------        ----------
(in thousands)
2002                              $   80,157        $  165,000        $  245,157
2003                                  15,060                --            15,060
2004                                 262,857(1)        283,000(1)        545,857
2005                                 329,339                --           329,339
2006                                 347,207                --           347,207
Thereafter                           481,474           250,000           731,474
                                  ----------        ----------        ----------
                                  $1,516,094        $  698,000        $2,214,094
                                  ==========        ==========        ==========

----------

(1) These amounts do not represent the effect of a one-year extension option of the Fleet Facility and two one-year extension options on the Deutsche Bank - CMBS Loan.

         The Company has approximately $245.2 million of secured and unsecured debt due during 2002, consisting primarily of the Cigna Note, the Mitchell Mortgage Note and the 2002 Notes which are expected to be funded through replacement debt financing.

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

         Debt service coverage ratios for a particular period are generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The calculation of the debt service coverage ratio for the Fleet Facility is calculated using the method described above, including certain pro forma adjustments.

         Any uncured or unwaived events of default on the Company's loans can trigger an acceleration of payment on the loan in default. In addition, a default by the Company or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Fleet Facility and the Fleet I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of December 31, 2001, the Company was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Company's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the year ended December 31, 2001, there were no pre-payment penalties. As of December 31, 2001, there were no provisions related to the Company's existing debt that would require increased collateral under any situation.

DEBT REFINANCING AND FLEET FACILITY

         In May 2001, the Company (i) repaid and retired the UBS Facility which consisted of the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II; (ii) repaid and retired the iStar Financial Note; and (iii) modified and replaced the Fleet Term Note II with proceeds from a $970.0 million debt refinancing. In May 2001, the Company wrote off $10.8 million of deferred financing costs related to the early extinguishment of the UBS Facility which is included in Extraordinary Item - Extinguishment of Debt.

New Debt Resulting from Refinancing



                                  MAXIMUM              INTEREST              MATURITY
         DESCRIPTION              BORROWING             RATE                   DATE
-----------------------------     ---------     -------------------------    ----------
     (dollars in millions)
Fleet Facility                    $400.0(1)     LIBOR + 187.5 basis points     2004(2)
Fleet Fund I and II Term Loan     $275.0        LIBOR + 325 basis points       2005
Deutsche Bank - CMBS Loan         $220.0        LIBOR + 234 basis points       2004(3)
Deutsche Bank Short-Term Loan     $ 75.0        LIBOR + 300 basis points       2001(4)

----------

(1) The $400.0 million Fleet Facility is an unsecured revolving line of credit. The weighted average interest rate from the origination of the loan in May 2001 through December 31, 2001 is 5.38%.

(2)  One-year extension option.

(3)  Two one-year extension options.

(4)  Repaid September 19, 2001.

Debt Repaid or Modified by Refinancing


                                 MAXIMUM         INTEREST               MATURITY          BALANCE
     DESCRIPTION                BORROWING          RATE                   DATE      REPAID/MODIFIED(1)
----------------------          ---------  --------------------------   ---------  ----------------------
 (dollars in millions)
UBS Line of Credit              $300.0     LIBOR + 250 basis points       2003          $165.0
UBS Term Loan I                 $146.8     LIBOR + 250 basis points       2003          $146.8
UBS Term Loan II                $326.7     LIBOR + 275 basis points       2004          $326.7
Fleet Term Note II              $200.0     LIBOR + 400 basis points       2003          $200.0
iStar Financial Note            $ 97.1     LIBOR + 175 basis points       2001          $ 97.1

----------

(1) All the amounts listed, other than the Fleet Term Note II, were repaid. In May 2001, the Fleet Term Note II was modified and replaced by the Fleet Fund I and II Term Loan.

CASH FLOW HEDGES

         The Company uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of December 31, 2001, the Company had entered into three cash flow hedge agreements which are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133".

         The following table shows information regarding the Company's cash flow hedge agreements as of December 31, 2001 and interest expense for the year ended December 31, 2001 (dollars in millions):


                                                                                         ADDITIONAL
                                                                                      INTEREST EXPENSE
  ISSUE            NOTIONAL       MATURITY     REFERENCE          FAIR                  FOR THE YEAR
  DATE              AMOUNT          DATE          RATE        MARKET VALUE         ENDED DECEMBER 31, 2001
-----------      ----------       ---------    ---------      ------------         -----------------------
  9/1/1999       $   200.0         9/2/2003      6.183%       $   (10.8)                $     3.5
  2/4/2000       $   200.0         2/3/2003       7.11%       $   (10.8)                $     6.0
 4/18/2000       $   100.0        4/18/2004       6.76%       $    (7.2)                $     2.7

         The Company has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable-rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Company uses the cumulative dollar offset approach as described in Derivatives Implementation Group ("DIG") Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133 and 138. The Company uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Company will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in accordance with SFAS Nos. 133 and 138.

         Over the next twelve months, an estimated $16.4 million to $18.4 million will be reclassified from accumulated other comprehensive income to interest expense and charged against earnings related to the effective portions of the cash flow hedge agreements.

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

         The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the year ended December 31, 2001, and 2000, were $245.1 and $281.2 million, respectively. The Company reported FFO of $177.1 million and $326.9 million for the years ended December 31, 2001 and 2000, respectively. Excluding the impairment and other charges related to COPI of $92.8 million, the Company would have reported FFO of $269.9 million for the year ended December 31, 2001.

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


STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND SHARES/UNITS IN THOUSANDS)


                                                                    FOR THE YEAR
                                                                  ENDED DECEMBER 31,
                                                              --------------------------
                                                                2001            2000
                                                              ---------        ---------
Net (loss) income                                             $  (4,659)       $ 248,122
Adjustments to reconcile net (loss) income to
  funds from operations:
    Depreciation and amortization of real estate assets         122,033          119,999
    Gain on rental property sales, net                           (2,835)        (128,355)
    Impairment and other charges related to
          real estate assets                                     21,705            9,349
    Extraordinary item - extinguishment of debt                  10,802            3,928
    Adjustment for investments in real estate mortgages
      and equity of unconsolidated companies:
       Office Properties                                          6,955            4,973
       Residential Development Properties                        13,037           25,130
       Temperature-Controlled Logistics Properties               22,671           26,131
       Other                                                        144               --
    Unitholder minority interest                                    765           31,120
    6 3/4% Series A Preferred Share distributions               (13,501)         (13,500)
                                                              ---------        ---------
Funds from operations(1)                                      $ 177,117        $ 326,897

Investment Segments:
    Office Segment                                            $ 358,349        $ 361,574
    Resort/Hotel Segment                                         45,282           71,446
    Residential Development Segment                              54,051           78,600
    Temperature-Controlled Logistics Segment                     23,806           33,563
    Corporate and other adjustments:
       Interest expense                                        (182,410)        (203,197)
       6 3/4% Series A Preferred Share distributions            (13,501)         (13,500)
       Other(2)(3)                                                8,571           22,484
       Corporate general & administrative                       (24,249)         (24,073)
       Impairment and other charges related to COPI             (92,782)              --
                                                              ---------        ---------
Funds from operations(1)                                      $ 177,117        $ 326,897
                                                              =========        =========

Basic weighted average shares                                   107,613          113,524
                                                              =========        =========
Diluted weighted average shares/units(4)                        122,544          128,732
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

         The following schedule reconciles the Company's basic weighted average shares to the diluted weighted average shares/units presented above:


                                                     FOR THE YEAR
                                                   ENDED DECEMBER 31,
                                                 ---------------------
(SHARES/UNITS IN THOUSANDS)                       2001          2000
                                                 -------       -------
Basic weighted average shares:                   107,613       113,524
Add: Weighted average units                       13,404        14,011
     Share and unit options                        1,527         1,197
                                                 -------       -------
Diluted weighted average shares/units            122,544       128,732
                                                 =======       =======

RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES

 (DOLLARS IN THOUSANDS)


                                                                   FOR THE YEAR ENDED DECEMBER 31
                                                                   ------------------------------
                                                                       2001             2000
                                                                     ---------        ---------
Funds from operations                                                $ 177,117        $ 326,897
Adjustments:
   Depreciation and amortization of non-real estate assets               2,934            2,646
   Impairment and other charges related to real estate assets           96,412               --
   Amortization of deferred financing costs                              9,327            9,497
   Gain on undeveloped land                                             (1,590)            (577)
   Increase in receivables from COPI                                   (20,458)              --
   Minority interest in joint ventures profit and depreciation
    and amortization                                                    21,854           21,076
   Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies                             (42,807)         (56,234)
   Change in deferred rent receivable                                    3,744           (8,504)
   Change in current assets and liabilities                            (60,768)         (25,956)
   Distributions received in excess of earnings from
    unconsolidated companies                                            13,874            3,897
   Equity in earnings in excess of distributions received from
    unconsolidated companies                                              (476)         (10,641)
   6 3/4% Series A Preferred Share distributions                        13,501           13,500
   Non cash compensation                                                   149              114
                                                                     ---------        ---------
Net cash provided by operating activities                            $ 212,813        $ 275,715
                                                                     =========        =========

HISTORICAL RECURRING OFFICE PROPERTY CAPITAL EXPENDITURES,
TENANT IMPROVEMENT AND LEASING COSTS

         The following table sets forth annual and per square foot recurring capital expenditures (excluding those expenditures which are recoverable from tenants) and tenant improvement and leasing costs for the years ended December 31, 2001, 2000 and 1999, attributable to signed leases, all of which have commenced or will commence during the next 12 months (i.e., the renewal or replacement tenant began or will begin to pay rent) for the Office Properties consolidated in the Company's financial statements during each of the periods presented. Tenant improvement and leasing costs for signed leases during a particular period do not necessarily equal the cash paid for tenant improvement and leasing costs during such period due to timing of payments.


                                                            2001             2000             1999
                                                         ----------       ----------       ----------
CAPITAL EXPENDITURES:
    Capital Expenditures (in thousands)                  $   15,672       $    9,199       $    6,048
    Per square foot                                      $     0.58       $     0.33       $     0.19
TENANT IMPROVEMENT AND LEASING COSTS:(1)
    Replacement Tenant Square Feet                        1,099,868        1,126,394        1,259,660
    Renewal Tenant Square Feet                              790,203        1,490,930        1,385,911
    Tenant Improvement Costs (in thousands)              $   12,154       $   16,541       $   14,339
    Per square foot leased                               $     6.43       $     6.32       $     5.42
    Tenant Leasing Costs (in thousands)                  $    7,238       $   11,621       $    7,804
    Per square foot leased                               $     3.83       $     4.44       $     2.95
    Total (in thousands)                                 $   19,392       $   28,162       $   22,143
       Total per square foot                             $    10.26       $    10.76       $     8.37
       Average lease term                                 5.2 years        5.1 years        4.5 years
       Total per square foot per year                    $     1.97       $     2.10       $     1.87

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

         Tenant improvement and leasing costs also may fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease (renewal or replacement tenant), the involvement of external leasing agents and overall competitive market conditions. Management believes that future recurring tenant improvements and leasing costs for the Company's existing Office Properties will approximate on average for "renewal tenants", $6.00 to $10.00 per square foot, or $1.20 to $2.00 per square foot per year based on an average five-year lease term, and, on average for "replacement tenants," $12.00 to $16.00 per square foot, or $2.40 to $3.20 per square foot per year based on an average five-year lease term.

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

INTEREST RATE RISK

         The Company's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Company had total outstanding debt of approximately $2.2 billion at December 31, 2001, of which approximately $0.3 billion, or approximately 14%, was unhedged variable-rate debt. The weighted average interest rate on such variable-rate debt was 3.9% as of December 31, 2001. A 10% (39.0 basis point) increase in the weighted average interest rate on such variable-rate debt would result in an annual decrease in net income and cash flows of approximately $1.0 million based on the unhedged variable-rate debt outstanding as of December 31, 2001, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (39.0 basis point) decrease in the weighted average interest rate on such unhedged variable-rate debt would result in an annual increase in net income and cash flows of approximately $1.0 million based on the unhedged variable rate debt outstanding as of December 31, 2001, as a result of the decreased interest expense associated with the change in rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS


                                                                                                 PAGE
                                                                                                 ----

Report of Independent Public Accountants.........................................................  61

Consolidated Balance Sheets at December 31, 2001 and 2000........................................  62

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.......  63

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999 ........................................................................................  64

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.......  65

Notes to Consolidated Financial Statements.......................................................  66

Schedule III Consolidated Real Estate Investments and Accumulated Depreciation .................. 103

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Trust Managers of Crescent Real Estate Equities Company:

We have audited the accompanying consolidated balance sheets of Crescent Real Estate Equities Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crescent Real Estate Equities Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                               ARTHUR ANDERSEN LLP

Dallas, Texas,
February 21, 2002

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                    2001            2000
                                                                                ------------    ------------

ASSETS:
Investments in real estate:
   Land                                                                         $    265,594    $    310,301
   Land held for investment or development                                           108,274         116,480
   Building and improvements                                                       2,980,116       3,201,332
   Furniture, fixtures and equipment                                                  74,773          62,802
   Less - accumulated depreciation                                                  (648,834)       (564,805)
                                                                                ------------    ------------
             Net investment in real estate                                      $  2,779,923    $  3,126,110

   Cash and cash equivalents                                                    $     36,285    $     38,966
   Restricted cash and cash equivalents                                              115,531          94,568
   Accounts receivable, net                                                           28,654          42,200
   Deferred rent receivable                                                           66,362          82,775
   Investments in real estate mortgages and equity
       of unconsolidated companies                                                   838,317         845,317
   Notes receivable, net                                                             132,065         141,407
   Other assets, net                                                                 145,012         171,975
                                                                                ------------    ------------
               Total assets                                                     $  4,142,149    $  4,543,318
                                                                                ============    ============

LIABILITIES:
   Borrowings under credit facility                                             $    283,000    $    553,452
   Notes payable                                                                   1,931,094       1,718,443
   Accounts payable, accrued expenses and other liabilities                          220,068         202,591
                                                                                ------------    ------------
              Total liabilities                                                 $  2,434,162    $  2,474,486
                                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
  Operating partnership, 6,594,521 and 6,995,823 units,
       respectively                                                             $     69,910    $    100,586
  Investment in joint ventures                                                       232,137         236,919
                                                                                ------------    ------------
              Total minority interests                                          $    302,047    $    337,505
                                                                                ------------    ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par value, authorized 100,000,000 shares:
  6 3/4% Series A Convertible Cumulative Preferred Shares,
      liquidation preference $25.00 per share,
      8,000,000 shares issued and outstanding at December 31, 2001 and 2000     $    200,000    $    200,000
  Common shares, $.01 par value, authorized 250,000,000 shares,
      123,396,017, and 121,818,653 shares issued and outstanding
      at December 31, 2001 and 2000, respectively                                      1,227           1,211
   Additional paid-in capital                                                      2,234,360       2,221,531
   Retained deficit                                                                 (638,435)       (402,337)
   Accumulated other comprehensive income                                            (31,484)         (6,734)
                                                                                ------------    ------------
                                                                                $  1,765,668    $  2,013,671
   Less - shares held in treasury, at cost, 18,770,418 and 14,468,623
      common shares at December 31, 2001 and 2000, respectively                     (359,728)       (282,344)
                                                                                ------------    ------------
              Total shareholders' equity                                        $  1,405,940    $  1,731,327
                                                                                ------------    ------------

              Total liabilities and shareholders' equity                        $  4,142,149    $  4,543,318
                                                                                ============    ============



   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                                 2001            2000            1999
                                                             ------------    ------------    ------------

REVENUES:
   Office properties                                         $    610,116    $    606,040    $    614,493
   Resort/Hotel properties                                         45,748          72,114          65,237
   Interest and other income                                       40,190          40,251          66,549
                                                             ------------    ------------    ------------
          Total revenues                                     $    696,054    $    718,405    $    746,279
                                                             ------------    ------------    ------------

EXPENSES:
   Real estate taxes                                         $     84,488    $     83,939    $     84,401
   Repairs and maintenance                                         39,247          39,024          44,024
   Other rental property operating                                140,146         127,078         128,723
   Corporate general and administrative                            24,249          24,073          16,274
   Interest expense                                               182,410         203,197         192,033
   Amortization of deferred financing costs                         9,327           9,497          10,283
   Depreciation and amortization                                  126,157         123,839         131,657
   Settlement of merger dispute                                        --              --          15,000
   Impairment and other charges related to the
      real estate assets                                           25,332           9,349         178,838
   Impairment and other charges related
      to COPI                                                      92,782              --              --
                                                             ------------    ------------    ------------
          Total expenses                                     $    724,138    $    619,996    $    801,233
                                                             ------------    ------------    ------------

         Operating (loss) income                             $    (28,084)   $     98,409    $    (54,954)

OTHER INCOME AND EXPENSE:
   Equity in net income of unconsolidated
    companies:
         Office properties                                          6,124           3,164           5,265
         Residential development properties                        41,014          53,470          42,871
         Temperature-controlled logistics properties                1,136           7,432          15,039
         Other                                                      2,957          11,645           5,122
                                                             ------------    ------------    ------------
  Total equity in net income of unconsolidated companies     $     51,231    $     75,711    $     68,297

  Gain on property sales, net                                       4,425         128,932              --
                                                             ------------    ------------    ------------
         Total other income and expense                      $     55,656    $    204,643    $     68,297
                                                             ------------    ------------    ------------

INCOME BEFORE MINORITY INTERESTS                             $     27,572    $    303,052    $     13,343
  AND EXTRAORDINARY ITEM
   Minority interests                                             (21,429)        (51,002)         (2,384)
                                                             ------------    ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM                             $      6,143    $    252,050    $     10,959
   Extraordinary item - extinguishment of debt                    (10,802)         (3,928)             --
                                                             ------------    ------------    ------------

NET (LOSS) INCOME                                            $     (4,659)   $    248,122    $     10,959

  6 3/4% Series A Preferred Share distributions                   (13,501)        (13,500)        (13,500)
  Share repurchase agreement return                                    --          (2,906)           (583)
  Forward share purchase agreement return                              --              --          (4,317)
                                                             ------------    ------------    ------------

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS           $    (18,160)   $    231,716    $     (7,441)
                                                             ============    ============    ============



BASIC EARNINGS PER SHARE DATA:
   Net (loss) income before extraordinary item               $      (0.07)   $       2.08    $      (0.06)
   Extraordinary item - extinguishment of debt                      (0.10)          (0.03)             --
                                                             ------------    ------------    ------------

   Net (loss) income- basic                                  $      (0.17)   $       2.05    $      (0.06)
                                                             ============    ============    ============

DILUTED EARNINGS PER SHARE DATA:
   Net (loss) income before extraordinary item               $      (0.07)   $       2.05    $      (0.06)
   Extraordinary item - extinguishment of debt                      (0.10)          (0.03)             --
                                                             ------------    ------------    ------------

   Net (loss) income - diluted                               $      (0.17)   $       2.02    $      (0.06)
                                                             ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                            CONSOLIDATED STATEMENTS
                            OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)





                                                        Preferred Shares         Treasury Shares                Common Shares
                                                     ---------------------   ------------------------    -------------------------
                                                       Shares     Net Value    Shares       Par Value       Shares       Par Value
                                                     ---------   ---------   ----------    ----------    ------------    ---------

 SHAREHOLDERS' EQUITY, December 31,1998              8,000,000   $ 200,000           --    $       --     124,555,447    $   1,245

 Issuance of Common Shares                                  --          --           --            --         168,140            1

 Exercise of Common Share Options                           --          --           --            --       2,899,960           24

 Cancellation of Restricted Shares                          --          --           --            --            (216)          --

 Amortization of Deferred Compensation                      --          --           --            --              --           --

 Issuance of Common Shares in Exchange for
    Operating Partnership Units                             --          --           --            --         453,828            4

 Preferred Share Conversion Adjustment                      --          --           --            --          12,356           --

 Forward Share Purchase Agreement                           --          --           --            --         747,598            7

 Settlement of Forward Share Purchase Agreement             --          --           --            --      (7,299,760)         (73)

 Dividends Paid                                             --          --           --            --              --           --

 Net Loss                                                   --          --           --            --              --           --

 Unrealized Net Gain on Available-For-Sale
    Securities                                              --          --           --            --              --           --

 Unrealized Net Gain on Cash Flow Hedges                    --          --           --            --              --           --
                                                     ---------   ---------   ----------    ----------    ------------    ---------

 SHAREHOLDERS' EQUITY, December 31, 1999             8,000,000   $ 200,000           --    $       --     121,537,353    $   1,208

 Issuance of Common Shares                                  --          --           --            --           5,762           --

 Exercise of Common Share Options                           --          --           --            --         208,700            2

 Preferred Equity Issuance Cost                             --          --           --            --              --           --

 Issuance of Shares in Exchange for Operating
    Partnership Units                                       --          --           --            --          87,124            1

 Share Repurchases                                          --          --    8,700,030      (180,723)             --           --

 Share Repurchase Agreement                                 --          --    5,788,879      (101,976)             --           --

 Retirement of Treasury Shares                              --          --      (20,286)          355         (20,286)          --

 Retirement of Restricted Shares                            --          --           --            --              --           --

 Dividends Paid                                             --          --           --            --              --           --

 Net Income                                                 --          --           --            --              --           --

 Unrealized Net Loss on
    Available-for-Sale Securities                           --          --           --            --              --           --

 Unrealized Net Loss on Cash Flow Hedges                    --          --           --            --              --           --
                                                     ---------   ---------   ----------    ----------    ------------    ---------


 SHAREHOLDERS' EQUITY, December 31, 2000             8,000,000   $ 200,000   14,468,623    $ (282,344)    121,818,653    $   1,211

 Issuance of Common Shares                                  --          --           --            --           6,610            1

 Exercise of Common Share Options                           --          --           --            --         768,150            7

 Issuance of Shares in Exchange for Operating
    Partnership Units                                       --          --           --            --         802,604            8

 Share Repurchases                                          --          --    4,301,795       (77,384)             --           --

 Dividends Paid                                             --          --           --            --              --           --

 Net Loss                                                   --          --           --            --              --           --

 Sale of/Unrealized Gain on Marketable Securities           --          --           --            --              --           --

 Unrealized Net Loss on Cash Flow Hedges                    --          --           --            --              --           --
                                                     ---------   ---------   ----------    ----------    ------------    ---------
SHAREHOLDERS' EQUITY, December 31, 2001              8,000,000   $ 200,000   18,770,418    $ (359,728)    123,396,017    $   1,227
                                                     =========   =========   ==========    ==========    ============    =========


                                                                      Deferred                     Accumulated
                                                     Additional     Compensation     Retained         Other
                                                       Paid-in     on Restricted     Earnings     Comprehensive
                                                       Capital         Shares       (Deficit)        Income         Total
                                                     ----------    -------------    ---------    -------------   ----------

 SHAREHOLDERS' EQUITY, December 31,1998              $2,336,621    $         (88)   $(110,196)   $     (5,037)   $2,422,545

 Issuance of Common Shares                                3,850               --           --              --         3,851

 Exercise of Common Share Options                        32,610               --           --              --        32,634

 Cancellation of Restricted Shares                           (6)               6           --              --            --

 Amortization of Deferred Compensation                       --               41           --              --            41

 Issuance of Common Shares in Exchange for
    Operating Partnership Units                           1,935               --           --              --         1,939

 Preferred Share Conversion Adjustment                       --               --           --              --            --

 Forward Share Purchase Agreement                            --               --           --              --             7

 Settlement of Forward Share Purchase Agreement        (145,330)              --       (3,981)             --      (149,384)

 Dividends Paid                                              --               --     (269,814)             --      (269,814)

 Net Loss                                                    --               --       (2,541)             --        (2,541)

 Unrealized Net Gain on Available-For-Sale
    Securities                                               --               --           --          17,216        17,216

 Unrealized Net Gain on Cash Flow Hedges                     --               --           --             280           280
                                                     ----------    -------------    ---------    ------------    ----------

 SHAREHOLDERS' EQUITY, December 31, 1999             $2,229,680    $         (41)   $(386,532)   $     12,459    $2,056,774

 Issuance of Common Shares                                  114               --           --              --           114

 Exercise of Common Share Options                         1,490               --           --              --         1,492

 Preferred Equity Issuance Cost                         (10,006)              --           --              --       (10,006)

 Issuance of Shares in Exchange for Operating
    Partnership Units                                       608               --           --              --           609

 Share Repurchases                                           --               --           --              --      (180,723)

 Share Repurchase Agreement                                  --               --           --              --      (101,976)

 Retirement of Treasury Shares                             (355)              --           --              --            --

 Retirement of Restricted Shares                             --               41           --              --            41

 Dividends Paid                                              --               --     (250,427)             --      (250,427)

 Net Income                                                  --               --      234,622              --       234,622

 Unrealized Net Loss on
    Available-for-Sale Securities                            --               --           --          (7,584)       (7,584)

 Unrealized Net Loss on Cash Flow Hedges                     --               --           --         (11,609)      (11,609)
                                                     ----------    -------------    ---------    ------------    ----------


 SHAREHOLDERS' EQUITY, December 31, 2000             $2,221,531    $          --    $(402,337)   $     (6,734)   $1,731,327

 Issuance of Common Shares                                  148               --           --              --           149

 Exercise of Common Share Options                         9,832               --           --              --         9,839

 Issuance of Shares in Exchange for Operating
    Partnership Units                                     2,849               --           --              --         2,857

 Share Repurchases                                           --               --           --              --       (77,384)

 Dividends Paid                                              --               --     (217,938)             --      (217,938)

 Net Loss                                                    --               --      (18,160)             --       (18,160)

 Sale of/Unrealized Gain on Marketable Securities            --               --           --          (7,522)       (7,522)

 Unrealized Net Loss on Cash Flow Hedges                     --               --           --         (17,228)      (17,228)
                                                     ----------    -------------    ---------    ------------    ----------
SHAREHOLDERS' EQUITY, December 31, 2001              $2,234,360    $          --    $(638,435)   $    (31,484)   $1,405,940
                                                     ==========    =============    =========    ============    ==========



   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)




                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------------
                                                                                2001            2000             1999
                                                                            ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                           $     (4,659)   $    248,122    $     10,959
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
          Depreciation and amortization                                          135,484         133,336         141,940
          Extraordinary item - extinguishment of debt                             10,802           3,928              --
          Impairment and other charges related to real estate assets              25,332           9,349         120,573
          Impairment and other charges related to COPI                            92,782              --              --
          Increase in COPI hotel accounts receivable                             (20,458)             --              --
          Gain on property sales, net                                             (4,425)       (128,932)             --
          Minority interests                                                      21,429          51,002           2,384
          Non cash compensation                                                      149             114             118
          Distributions received in excess of earnings from
            unconsolidated companies:
                Office properties                                                     --           1,589           3,757
                Residential development properties                                 3,392              --              --
                Temperature-controlled logistics                                  10,392           2,308          25,404
                Other                                                                 90              --           1,128
          Equity in earnings in excess of distributions received from unconsolidated companies:
                Office properties                                                   (476)             --              --
                Residential development properties                                    --          (6,878)         (7,808)
                Other                                                                 --          (3,763)             --
          Decrease (increase) in accounts receivable                                 845          (4,996)         (4,474)
          Decrease (increase) in deferred rent receivable                          3,744          (8,504)           (636)
          (Increase) decrease in other assets                                    (22,301)        (19,672)         30,857
          Increase in restricted cash and cash equivalents                       (18,759)        (12,570)         (9,682)
          (Increase) decrease in accounts payable, accrued
            expenses and other liabilities                                       (20,550)         11,282          21,540
                                                                            ------------    ------------    ------------
                Net cash provided by operating activities                   $    212,813    $    275,715    $    336,060
                                                                            ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisition of land held for investment or development                      --         (22,021)           (500)
          Proceeds from property sales                                           200,389         627,775              --
          Proceeds from joint venture transactions                               129,651              --              --
          Proceeds from sale of marketable securities                            107,940              --              --
          Development of investment properties                                   (23,723)        (41,938)        (27,781)
          Capital expenditures - rental properties                               (46,427)        (26,559)        (20,254)
          Tenant improvement and leasing costs - rental properties               (51,810)        (68,461)        (58,462)
          (Increase) decrease in restricted cash and cash equivalents             (2,204)          5,941         (31,416)
          Return of investment in unconsolidated companies:
                Office properties                                                    349          12,359              --
                Residential development properties                                19,251          61,641          78,542
                Other                                                             12,359           1,858              --
          Investment in unconsolidated companies:
                Office properties                                                (16,360)             --            (262)
                Residential development properties                               (89,000)        (91,377)        (52,514)
                Temperature-controlled logistics                                 (10,784)        (17,100)        (40,791)
                Other                                                             (8,418)         (3,947)       (104,805)
          (Increase) decrease in notes receivable                                (11,219)         (9,865)         52,432
                                                                            ------------    ------------    ------------
                Net cash provided by (used in) investing activities         $    209,994    $    428,306    $   (205,811)
                                                                            ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Debt financing costs                                                   (16,061)        (18,628)        (16,665)
          Settlement of Forward Share Purchase Agreement                              --              --        (149,384)
          Borrowings under Fleet Boston Credit Facility                               --              --          51,920
          Payments under Fleet Boston Credit Facility                                 --        (510,000)       (201,920)
          Borrowings under UBS Facility                                          105,000       1,017,819              --
          Payments under UBS Facility                                           (658,452)       (464,367)             --
          Borrowings under Fleet Facility                                        618,000              --              --
          Payments under Fleet Facility                                         (335,000)             --              --
          Notes payable proceeds                                                 393,336              --         929,700
          Notes payable payments                                                (180,685)       (370,486)       (498,927)
          Capital proceeds - joint venture preferred equity partner                   --         275,000              --
          Preferred equity issuance costs                                             --         (10,006)             --
          Capital distributions - joint venture preferred equity partner         (19,897)        (72,297)             --
          Capital distributions - joint venture partner                           (5,557)        (10,312)         (3,190)
          Proceeds from exercise of share options                                  9,839           1,492          32,634
          Treasury share repurchases                                             (77,384)       (281,462)             --
          6 3/4% Series A Preferred Share distributions                          (13,501)        (13,500)        (13,500)
          Dividends and unitholder distributions                                (245,126)       (281,234)       (298,283)
                                                                            ------------    ------------    ------------
                Net cash used in financing activities                       $   (425,488)   $   (737,981)   $   (167,615)
                                                                            ------------    ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                       $     (2,681)   $    (33,960)   $    (37,366)
CASH AND CASH EQUIVALENTS,
          Beginning of period                                                     38,966          72,926         110,292
                                                                            ------------    ------------    ------------

          End of period                                                     $     36,285    $     38,966    $     72,926
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

         The direct and indirect subsidiaries of Crescent Equities at December 31, 2001, included:

               o CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP The "Operating Partnership."

               o    CRESCENT REAL ESTATE EQUITIES, LTD.
                    The "General Partner" of the Operating Partnership.

               o    SUBSIDIARIES OF THE OPERATING PARTNERSHIP AND THE GENERAL
                    PARTNER

         Crescent Equities conducts all of its business through the Operating Partnership and its other subsidiaries. The Company is structured to facilitate and maintain the qualification of Crescent Equities as a REIT.

         The following table shows the subsidiaries of the Company that owned or had an interest in Properties (as defined below) as of December 31, 2001:

Operating Partnership:(1)     The Avallon IV, Bank One Center, Bank One Tower,
                              Datran Center (two Office Properties), Four
                              Westlake Park, Houston Center (three Office
                              Properties), The Park Shops at Houston Center, The
                              Woodlands Office Properties (eight Office
                              Properties) and 301 Congress Avenue

Crescent Real Estate          The Aberdeen, The Avallon I, II & III, Carter
Funding I, L.P.:              Burgess Plaza, The Citadel, The Crescent Atrium,
("Funding I")                 The Crescent Office Towers, Regency Plaza One,
                              Waterside Commons and 125 E. John Carpenter
                              Freeway

Crescent Real Estate          Albuquerque Plaza, Barton Oaks Plaza One,
Funding II, L.P.:             Briargate Office and Research Center, Hyatt
("Funding II")                Regency Albuquerque, Park Hyatt Beaver Creek
                              Resort and Spa, Las Colinas Plaza, Liberty Plaza I
                              & II, MacArthur Center I & II, Ptarmigan Place,
                              Stanford Corporate Centre, Two Renaissance Square
                              and 12404 Park Central

Crescent Real Estate          Greenway Plaza Office Properties (ten Office
Funding III, IV and V,        Properties) and Renaissance Houston Hotel
L.P.: ("Funding III, IV
and (V")(2)

Crescent Real Estate         Canyon Ranch - Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate         10 behavioral healthcare properties
Funding VII, L.P.:
("Funding VII")

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

Crescent Real Estate         Chancellor Park, Denver Marriott City Center, MCI
Funding IX, L.P.:            Tower, Miami Center, Reverchon Plaza, 44 Cook
("Funding IX") (3)           Street, 55 Madison and 6225 N. 24th Street

Crescent Real Estate         Fountain Place and Post Oak Central (three Office
Funding X, L.P.              Properties)
("Funding X")

Crescent Spectrum            Spectrum Center
Center, L.P. (4):

----------

(1) The Operating Partnership has a 50% interest in Bank One Center, a 20% interest in Bank One Tower and a 20% interest in Four Westlake Park. See "Note 4. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" for a description of the ownership structure of these Properties.

(2) Funding III owns nine of the 10 Office Properties in the Greenway Plaza Office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns Coastal Tower, the remaining Office Property in the Greenway Plaza Office portfolio.

(3) Funding IX holds its interests in Chancellor Park and Miami Center through its 100% membership interests in the owners of the Properties, Crescent Chancellor Park, LLC and Crescent Miami Center, LLC.

(4) Crescent Spectrum Center, L.P. holds its interest in Spectrum Center through its ownership of the underlying land and notes and a mortgage on the Property.

         As of December 31, 2001, Crescent SH IX, Inc. ("SH IX"), a subsidiary of the Company, owned 14,468,603 common shares of beneficial interest in Crescent Equities.

         See "Note 6. Notes Payable and Borrowings under Fleet Facility" for a list of certain other subsidiaries of the Company, all of which are consolidated in the Company's financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.

         See "Note 4. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" for a table that lists the Company's ownership in significant unconsolidated subsidiaries and equity investments as of December 31, 2001 including the four Office Properties in which the Company owned an interest through these unconsolidated companies and equity investments and the Company's ownership interests in the Residential Development Segment and the Temperature-Controlled Logistics Segment.

SEGMENTS

         As of December 31, 2001, the Company's assets and operations were composed of four major investment segments:

         o        Office Segment;

         o        Resort/Hotel Segment;

         o        Residential Development Segment; and

         o        Temperature-Controlled Logistics Segment.

         Within these segments, the Company owned or had an interest in the following real estate assets (the "Properties") as of December 31, 2001:

         o OFFICE SEGMENT consisted of 74 office properties (collectively referred to as the "Office Properties") located in 26 metropolitan submarkets in six states, with an aggregate of approximately 28.0 million net rentable square feet.

         o RESORT/HOTEL SEGMENT consisted of five luxury and destination fitness resorts and spas with a total of 1,028 rooms/guest nights and four upscale business-class hotel properties with a total of 1,769 rooms (collectively referred to as the "Resort/Hotel Properties").

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Company's ownership of real estate mortgages and non-voting common stock representing interests ranging from 90% to 95% in five unconsolidated residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, owned 21 upscale residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Company's 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT, which, as of December 31, 2001, directly or indirectly owned 89 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

         On February 14, 2002, the Company executed an agreement with Crescent Operating, Inc. ("COPI"), pursuant to which COPI transferred to the Company, in lieu of foreclosure, the lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and COPI's voting common stock in three of the Company's Residential Development Corporations. See "Note 20. Subsequent Events" for additional information regarding the Company's agreement with COPI.

         For purposes of investor communications, the Company classifies its luxury and destination fitness resorts and spas and upscale Residential Development Properties as a single group referred to as the "Resort and Residential Development Sector" due to their similar targeted customer characteristics. This group does not contain the four upscale business-class hotel properties. Additionally, for investor communications, the Company classifies its Temperature-Controlled Logistics Properties and its upscale business-class hotel properties as the "Investment Sector." However, for purposes of segment reporting as defined in Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" and this Annual Report on Form 10-K, the Resort/Hotel Properties, including the upscale business-class hotel properties, the Residential Development Properties and the Temperature-Controlled Logistics Properties are considered three separate reportable segments.

         See "Note 3. Segment Reporting" for a table showing total revenues, funds from operations, and equity in net income of unconsolidated companies for each of these investment segments for the years ended December 31, 2001, 2000 and 1999 and identifiable assets for each of these investment segments at December 31, 2001 and 2000.

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

     Buildings and Improvements                    5 to 40 years
     Tenant Improvements                           Terms of leases
     Furniture, Fixtures and Equipment             3 to 5 years

         An impairment loss is recognized on a property by property basis on Properties classified as held for use, when expected undiscounted cash flows are less than the carrying value of the Property. In cases where the Company does not expect to recover its carrying costs on a Property, the Company reduces its carrying costs to fair value, and for Properties held for disposition, the Company reduces its carrying costs to the fair value less costs to sell. See "Note 17. Dispositions" for a description of impairment losses recognized during 2001, 2000 and 1999.

         Depreciation expense is not recognized on Properties classified as held for disposition.

CONCENTRATION OF REAL ESTATE INVESTMENTS

         The Company's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of December 31, 2001, the Company's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 77% of its office portfolio based on total net rentable square feet. The Dallas/Fort Worth Office Properties accounted for approximately 41% of that amount and the Houston Office Properties accounted for the remaining 36%. As a result of the geographic concentration, the operations of the Company could be adversely affected by a recession or general economic downturn in the areas where these Properties are located.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents.

RESTRICTED CASH AND CASH EQUIVALENTS

         Restricted cash includes escrows established pursuant to certain mortgage financing arrangements for real estate taxes, insurance, security deposits, ground lease expenditures, capital expenditures and monthly interest carrying costs paid in arrears and capital requirements related to cash flow hedges.

OTHER ASSETS

         Other assets consist principally of leasing costs, deferred financing costs and marketable securities. Leasing costs are amortized on a straight-line basis during the terms of the respective leases, and unamortized leasing costs are written off upon early termination of lease agreements. Deferred financing costs are amortized on a straight-line basis (when it approximates the effective interest method) over the terms of the respective loans. The effective interest method is used to amortize deferred financing costs on loans where the straight-line basis does not approximate the effective interest method, over the terms of the respective loans. Marketable securities are considered available-for-sale and are marked to market value on a monthly basis. The corresponding unrealized gains and losses are included in accumulated other comprehensive income. When a decline in the fair value of marketable securities is determined to be other than temporary, the cost basis is written down to fair value and the amount of the write-down is included in earnings for the applicable period. A decline in the fair value of a marketable security is deemed nontemporary if its cost basis has exceeded its fair value for a period of six to nine months.

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of December 31, 2001, the Company has entered into three cash flow hedge agreements which are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

         Under SFAS No. 133, the Company's cash flow hedges are used to mitigate the variability of cash flows. On a monthly basis, the cash flow hedge is marked to fair value through comprehensive income and the cash flow hedge's gain or loss is reported in earnings when the interest on the underlying debt affects earnings. Any ineffective portion of the hedges is reported in earnings immediately.

         In connection with the debt refinancing in May 2001, the Company entered into a LIBOR interest rate cap, and simultaneously sold a LIBOR interest rate cap with the same terms. These instruments do not qualify as hedges and changes to their respective fair values are charged to earnings monthly.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents and short-term investments are reasonable estimates of their fair values because of the short maturities of these instruments. The fair value of notes receivable, which approximates carrying value, is estimated based on year-end interest rates for receivables of comparable maturity. Notes payable and borrowings under the Company's prior line of credit with UBS (the "UBS Facility") and the Company's line of credit (the "Fleet Facility") have aggregate carrying values which approximate their estimated fair values based upon the current interest rates for debt with similar terms and remaining maturities, without considering the adequacy of the underlying collateral. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2001 and 2000.

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

         RESORT/HOTEL PROPERTIES Prior to the enactment of the REIT Modernization Act, the Company's status as a REIT for federal income tax purposes prohibited it from operating the Resort/Hotel Properties. As of December 31, 2001, the Company had leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to subsidiaries of Crescent Operating, Inc. ("COPI") pursuant to eight separate leases. The Omni Austin Hotel had been leased under a separate lease to HCD Austin Corporation. During 2001 and 2000, the leases provided for the payment by the lessee of the Resort/Hotel Property of (i) base rent, with periodic rent increases if applicable, (ii) percentage rent based on a percentage of gross receipts or gross room revenues, as applicable, above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount for certain Resort/Hotel Properties. Base rental income under these leases was recognized on a straight-line basis over the terms of the respective leases. Contingent revenue was recognized when the thresholds upon which it is based had been met. On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties previously leased to COPI.

         INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES Investments in which the Company does not have a controlling interest are accounted for under the equity method. See "Note 4. Investments in Real Estate Mortgages and Equity in Unconsolidated Companies" for a list of the unconsolidated entities and the Company's ownership of each.

INCOME TAXES

         A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes such taxable income to its shareholders and complies with certain requirements (including distribution of at least 90% of its REIT taxable income). As a REIT, the Company is allowed to reduce REIT taxable income by all or a portion of its distributions to shareholders. Because distributions have exceeded REIT taxable income, no federal income tax provision (benefit) has been reflected in the accompanying consolidated financial statements. State income taxes are not significant.

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


                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------------------------------------
                                                           2001                                            2000
                                         -----------------------------------------    ---------------------------------------------
                                           Income       Wtd. Avg.       Per Share                       Wtd. Avg.     Per Share
                                           (Loss)        Shares          Amount          Income          Shares         Amount
                                         ---------    ------------    ------------    ------------    ------------   --------------

BASIC EPS -
Net income
     before extraordinary item           $   6,143         107,613                    $    252,050         113,524
6 3/4% Series A Preferred
     Share distributions                   (13,501)                                        (13,500)
Share repurchase agreement return               --                                          (2,906)
Forward share purchase
     agreement return                           --                                              --
                                         ---------    ------------    ------------    ------------    ------------   --------------
Net (loss) income available to common
     shareholders before extraordinary
     item                                $  (7,358)        107,613    $      (0.07)   $    235,644         113,524    $        2.08
Extraordinary item -
     extinguishment of debt                (10,802)                          (0.10)         (3,928)                           (0.03)
                                         ---------    ------------    ------------    ------------    ------------   --------------
Net (loss) income available to
     common shareholders                 $ (18,160)        107,613    $      (0.17)   $    231,716         113,524    $        2.05
                                         =========    ============    ============    ============    ============    =============

DILUTED EPS -
Net (loss) income
     before extraordinary item           $  (7,358)        107,613                    $    235,644         113,524
Effect of dilutive securities:
     Additional common shares
        obligation relating to:
        Share and unit options                  --           1,527                              --           1,197
        Forward share purchase
          agreement                             --              --                              --              --
                                         ---------    ------------    ------------    ------------    ------------   --------------
Net (loss) income available to common
     shareholders before extraordinary   $  (7,358)        109,140    $      (0.07)   $    235,644         114,721   $         2.05
     item
Extraordinary item -
     extinguishment of debt                (10,802)                          (0.10)         (3,928)                           (0.03)
                                         ---------    ------------    ------------    ------------    ------------   --------------

Net (loss) income available to
     common shareholders                 $ (18,160)        109,140    $      (0.17)   $    231,716         114,721   $         2.02
                                         =========    ============    ============    ============    ============   ==============


                                                FOR THE YEAR ENDED DECEMBER 31,
                                          -------------------------------------------
                                                              1999
                                          -------------------------------------------
                                             Income         Wtd. Avg.      Per Share
                                             (Loss)          Shares         Amount
                                          ------------    ------------   ------------

BASIC EPS -
Net income
     before extraordinary item            $     10,959         122,876
6 3/4% Series A Preferred
     Share distributions                       (13,500)
Share repurchase agreement return                 (583)
Forward share purchase
     agreement return                           (4,317)
                                          ------------    ------------   ------------
Net (loss) income available to common
     shareholders before extraordinary
     item                                 $     (7,441)        122,876   $      (0.06)
Extraordinary item -
     extinguishment of debt                         --                             --
                                          ------------    ------------   ------------
Net (loss) income available to
     common shareholders                  $     (7,441)        122,876   $      (0.06)
                                          ============    ============   ============

DILUTED EPS -
Net (loss) income
     before extraordinary item            $     (7,441)        122,876
Effect of dilutive securities:
     Additional common shares
        obligation relating to:
        Share and unit options                      --           1,674
        Forward share purchase
          agreement                                 --             263
                                          ------------    ------------   ------------
Net (loss) income available to common
     shareholders before extraordinary    $     (7,441)        124,813   $      (0.06)
     item
Extraordinary item -
     extinguishment of debt                         --                            --
                                          ------------    ------------   ------------

Net (loss) income available to
     common shareholders                  $     (7,441)        124,813   $      (0.06)
                                          ============    ============   ============


         The effect of the conversion of the Series A Convertible Cumulative Preferred Shares is not included in the computation of Diluted EPS for the years ended December 31, 2001, 2000 and 1999, since the effect of their conversion is antidilutive.

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS


                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                          2001            2000            1999
                                                                      ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid on debt .............................................   $    174,584    $    202,478    $    188,475
Additional interest paid in conjunction with cash flow
   hedges .........................................................         11,036           1,042             344

                                                                      ------------    ------------    ------------
 Total Interest Paid ..............................................   $    185,620    $    203,520    $    188,819
                                                                      ============    ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Conversion of Operating Partnership units to common
   shares with resulting reduction in minority interest
   and increases in common shares and additional
   paid-in capital ................................................   $      2,857    $        609    $      1,939
Issuance of Operating Partnership units in conjunction
    with settlement of an obligation ..............................             --           2,125           1,786
Acquisition of partnership interests ..............................             --              --           3,774
Sale of marketable securities .....................................         (8,118)             --              --
Unrealized gain (loss) on available-for-sale securities ...........            596          (7,584)         17,216
Forward Share Purchase Agreement Return ...........................             --              --           4,317
Share Repurchase Agreement Return .................................             --           2,906             583
Impairment and other charges related to real estate
 assets ...........................................................         25,332           9,349         178,838
Adjustment of cash flow hedge to fair value .......................        (17,228)        (11,609)            280
Equity investment in a tenant in exchange
      for office space/other investment ventures ..................             --           4,485              --
Impairment related to a real estate investment in which the
     Company has an interest ......................................             --           8,525              --
Acquisition of ownership of certain assets previously owned by
     Broadband Office, Inc. .......................................          7,200              --              --
Impairment and other charges related to COPI ......................         92,782              --              --
Additional compensation expense related to employee notes
     receivable ...................................................            750              --              --


NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which provides that all business combinations in the scope of the statement are to be accounted for under the purchase method. This statement is effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Since the Company currently accounts for its acquisitions under the purchase method, management does not believe that the adoption of this statement will have a material effect on its interim or annual financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. This statement requires that goodwill and some other intangible assets will no longer be amortized, and provides specific guidance for testing goodwill for impairment. This statement is effective for fiscal years beginning after December 15, 2001. The Company expects its impairment losses to range between $14,000 and $18,300 due to the initial application of this statement. These charges relate to unconsolidated companies in which the Company had an interest in as of December 31, 2001. These charges will be reported as resulting from a change in accounting principle.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company has determined that SFAS No. 143 will have no material effect on its interim and annual financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not believe that adoption of this statement will have a material effect on its interim or annual financial statements; however, financial statement presentation will be modified to report the results of operations and financial position of a component of an entity that either has been disposed of or is classified as held for sale as discontinued operations. As a result, the Company will reclassify certain amounts in prior period financial statements to conform with the new presentation requirements.

3. SEGMENT REPORTING:

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

         Selected financial information related to each segment for the years ended December 31, 2001, 2000 and 1999 is presented below.

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  2001            2000            1999
                                                              ------------    ------------    ------------
REVENUES:
      Office Segment(1)                                       $    610,116    $    606,040    $    614,493
      Resort/Hotel Segment                                          45,748          72,114          65,237
      Residential Development Segment                                   --              --              --
      Temperature-Controlled Logistics Segment                          --              --              --
      Corporate and Other(2)                                        40,190          40,251          66,549
                                                              ------------    ------------    ------------
TOTAL REVENUE                                                 $    696,054    $    718,405    $    746,279
                                                              ============    ============    ============

FUNDS FROM OPERATIONS:
      Office Segment                                          $    358,349    $    361,574    $    367,830
      Resort/Hotel Segment                                          45,282          71,446          64,079
      Residential Development Segment                               54,051          78,600          74,597
      Temperature-Controlled Logistics Segment                      23,806          33,563          37,439
      Corporate and other adjustments:
           Interest expense                                       (182,410)       (203,197)       (192,033)
           6 3/4% Series A Preferred Share distributions           (13,501)        (13,500)        (13,500)
           Other(3)                                                  8,571          22,484          33,639
           Corporate general & administrative                      (24,249)        (24,073)        (16,274)
           Impairment and other charges related to COPI            (92,782)             --              --
           Settlement of merger dispute                                 --              --         (15,000)
                                                              ------------    ------------    ------------
      TOTAL FUNDS FROM OPERATIONS                             $    177,117    $    326,897    $    340,777

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS
      TO NET INCOME:
      Depreciation and amortization of real estate assets         (122,033)       (119,999)       (128,403)
      Gain on rental property sales, net                             2,835         128,355         (16,361)
      Impairment and other charges related to
        real estate assets                                         (21,705)         (9,349)       (136,435)
      Extraordinary item - extinquishment of debt                  (10,802)         (3,928)             --
      Adjustment for investments in real estate mortgages
           and equity of unconsolidated companies:
             Office Properties                                      (6,955)         (4,973)         (6,110)
             Residential Development Properties                    (13,037)        (25,130)        (31,725)
             Temperature-Controlled Logistics Properties           (22,671)        (26,131)        (22,400)
             Other                                                    (144)             --            (611)
      Unitholder minority interests                                   (765)        (31,120)         (1,273)
      6 3/4% Series A Preferred Share distributions                 13,501          13,500          13,500
                                                              ------------    ------------    ------------
NET (LOSS) INCOME                                             $     (4,659)   $    248,122    $     10,959
                                                              ============    ============    ============

EQUITY IN NET INCOME OF UNCONSOLIDATED
      COMPANIES:
           Office Properties                                  $      6,124    $      3,164    $      5,265
           Resort/Hotel Properties                                      --              --              --
           Residential Development Properties                       41,014          53,470          42,871
           Temperature-Controlled Logistics Properties               1,136           7,432          15,039
           Other(3)                                                  2,957          11,645           5,122
                                                              ------------    ------------    ------------
TOTAL EQUITY IN NET INCOME OF
      UNCONSOLIDATED COMPANIES                                $     51,231    $     75,711    $     68,297
                                                              ============    ============    ============

                                                                BALANCE AT DECEMBER 31,
                                                              ---------------------------
                                                                  2001            2000
                                                              ------------   ------------
IDENTIFIABLE ASSETS:
      Office Segment                                          $  2,727,939   $  3,088,653
      Resort/Hotel Segment                                         442,724        468,286
      Residential Development Segment                              371,535        305,187
      Temperature-Controlled Logistics Segment                     308,427        308,035
      Other(3)                                                     291,524        373,157
                                                              ------------   ------------
TOTAL IDENTIFIABLE ASSETS                                     $  4,142,149   $  4,543,318
                                                              ============   ============


----------

(1) Excludes financial information for the four Office Properties included in "Equity of Net Income of Unconsolidated Companies."

(2) For purposes of this Note, the behavioral healthcare properties' financial information has been included in this line item.

(3) Includes interest and other income, behavioral healthcare property income, preferred return paid to GMAC Commercial Mortgage Corporation ("GMACCM"), other unconsolidated companies, less depreciation and amortization of non-real estate assets and amortization of deferred financing costs.

         At December 31, 2001, COPI was the Company's largest lessee in terms of total revenues. COPI was the lessee of eight of the Resort/Hotel Properties for the year ended December 31, 2001. Total revenues recognized from COPI for the year ended December 31, 2001 were approximately 6% of the Company's total revenues. On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties previously leased to COPI.

         See "Note 4. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Temperature-Controlled Logistics Properties" for a description of the sole lessee of the Temperature-Controlled Logistics Properties.

4. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:




         Investments in which the Company does not have a controlling interest are accounted for under the equity method. The following is a summary of the Company's ownership in significant unconsolidated companies or equity investments:

                                                                                                       COMPANY'S OWNERSHIP
                     ENTITY                                         CLASSIFICATION                   AS OF DECEMBER 31, 2001
---------------------------------------------------     -------------------------------------     ----------------------------

Desert Mountain Development Corporation (1)              Residential Development Corporation              95.0%(2)(3)
The Woodlands Land Company, Inc.(1)                      Residential Development Corporation              95.0%(2)(4)
Crescent Resort Development, Inc. (1)                    Residential Development Corporation              90.0%(2)(5)
Mira Vista Development Corp.                             Residential Development Corporation              94.0%(2)(6)
Houston Area Development Corp.                           Residential Development Corporation              94.0%(2)(7)
Temperature-Controlled Logistics Partnership               Temperature-Controlled Logistics               40.0%(8)
The Woodlands Commercial
    Properties Company, L.P.                                            Office                            42.5%(9)(10)
Main Street Partners, L.P.                                     Office (Bank One Center)                   50.0%(11)
Crescent 5 Houston Center, L.P.                               Office (5 Houston Center)                   25.0%(12)
Austin PT BK One Tower Office Limited Partnership              Office (Bank One Tower)                    20.0%(13)
Houston PT Four Westlake Office Limited Partnership          Office (Four Westlake Park)                  20.0%(13)
DBL Holdings, Inc.                                                      Other                             97.4%(14)
CRL Investments, Inc.(1)                                                Other                             95.0%(15)
CR License, LLC(1)                                                      Other                             28.5%(16)

----------

(1) On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's interest in these entities. The Company will fully consolidate the operations of these entities, other than CR License, LLC, beginning on the date of the asset transfers.

(2) See the Residential Development Properties Table included in "Item 2. Properties" for the Residential Development Corporation's ownership interest in the Residential Development Properties.

(3) The remaining 5.0% interest in Desert Mountain Development Corporation, which represents 100% of the voting stock, was owned by COPI as of December 31, 2001.

(4) The remaining 5.0% interest in The Woodlands Land Company, Inc., which represents 100% of the voting stock, was owned by COPI as of December 31, 2001.

(5) The remaining 10.0% interest in Crescent Resort Development, Inc., which represents 100% of the voting stock, was owned by COPI Colorado, L. P., of which 60.0% was owned by COPI as of December 31, 2001, with 20% owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, and 20% owned by a third party.

(6) The remaining 6.0% interest in Mira Vista Development, Corp. ("MVDC"), which represents 100% of the voting stock, is owned 4.0% by DBL Holdings, Inc. ("DBL") and 2.0% by third parties.

(7) The remaining 6.0% interest in Houston Area Development Corp. ("HADC"), which represents 100% of the voting stock, is owned 4.0% by DBL Holdings, Inc. ("DBL") and 2.0% by a third party.

(8) The remaining 60.0% interest in the Temperature-Controlled Logistics Partnership is owned by Vornado Realty Trust, L.P.

(9) The remaining 57.5% interest in The Woodlands Commercial Properties Company, L. P. is owned by Morgan Stanley Real Estate Fund II, L. P. ("Morgan Stanley").

(10) Distributions are made to partners based on specified payout percentages. During the year ended December 31, 2001, the payout percentage to the Company was 49.5%.

(11) The remaining 50.0% interest in Main Street Partners, L.P. is owned by TrizecHahn Corporation.

(12) See "5 Houston Center" below.

(13) See "Four Westlake Park and Bank One Tower" below.

(14) John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, obtained the remaining 2.6% economic interest in DBL (including 100% of the voting interest in DBL) in exchange for his voting interests in MVDC and HADC, originally valued at approximately $380, and approximately $63 in cash, or total consideration valued at approximately $443. At December 31, 2001, Mr. Goff's interest in DBL was approximately $554.

(15) The remaining 5.0% interest in CRL Investments, Inc., which represents 100% of the voting stock, was owned by COPI as of December 31, 2001.

(16) Of the remaining 71.5% interest in CR License, LLC, 70.0% is owned by a group of individuals unrelated to the Company, and 1.5% was owned by COPI, as of December 31, 2001.

JOINT VENTURE ARRANGEMENTS

5 Houston Center

         On June 4, 2001, the Company entered into a joint venture arrangement with a pension fund advised by JP Morgan Investment Management, Inc. ("JPM") to construct the 5 Houston Center Office Property within the Company's Houston Center mixed-use Office Property complex in Houston, Texas. The Class A Office Property will consist of 577,000 net rentable square feet. The joint venture is structured such that the fund holds a 75% equity interest, and the Company holds a 25% equity interest in the Property, which is accounted for under the equity method. The Company contributed approximately $8,500 of land and $12,300 of development costs to the joint venture entity and received a distribution of $14,800 of net proceeds. No gain or loss was recognized by the Company on this transaction. In addition, the Company is developing, and will manage and lease the Property on a fee basis. During the year ended December 31, 2001, the Company recognized $2,300 for these services.

         During the second quarter of 2001, the joint venture entity obtained an $82,500 construction loan guaranteed by the Company, due May 2004, that bears interest at Prime (as defined in the loan agreement) plus 100 basis points or LIBOR plus 225 basis points, at the discretion of the borrower. The interest rate on the loan at December 31, 2001 was 4.12%. The balance outstanding on this construction loan at December 31, 2001, was $10,429.

Four Westlake Park and Bank One Tower

         On July 30, 2001, the Company entered into joint venture arrangements with an affiliate of General Electric Pension Fund ("GE") for two Office Properties, Four Westlake Park in Houston, Texas, and Bank One Tower in Austin, Texas. The joint ventures are structured such that GE holds an 80% equity interest in each of Four Westlake Park, a 560,000 square foot Class A Office Property located in the Katy Freeway submarket of Houston, and Bank One Tower, a 390,000 square foot Class A Office Property located in downtown Austin. The Company continues to hold the remaining 20% equity interests in each Property, which are accounted for under the equity method. The joint ventures generated approximately $120,000 in net proceeds to the Company, including distributions to the Company resulting from mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Company. The joint ventures were accounted for as partial sales of these Office Properties, resulting in a gain of approximately $7,577, net of a deferred gain of approximately $1,894. In addition, the Company manages and leases the Office Properties on a fee basis. During the year ended December 31, 2001, the Company recognized $227 for these services.

METROPOLITAN

         On May 24, 2001, the Company converted its $85,000 preferred member interest in Metropolitan Partners, LLC ("Metropolitan") and $1,900 of deferred acquisition costs, into approximately $75,000 of common stock of Reckson Associates Realty Corp. ("Reckson"), resulting in an impairment charge of approximately $11,900. The Company subsequently sold the Reckson common stock on August 17, 2001 for approximately $78,600, resulting in a gain of approximately $3,600. The proceeds were used to pay down the Fleet Facility.

DISPOSITIONS

         On September 27, 2001, the Woodlands Commercial Properties Company, L.P., ("Woodlands CPC"), owned by the Company and an affiliate of Morgan Stanley, sold one office/venture tech property located within The Woodlands, Texas. The sale generated net proceeds, after the repayment of debt, of approximately $2,700, of which the Company's portion was approximately $1,300. The sale generated a net gain of approximately $3,500, of which the Company's portion was approximately $1,700. The net proceeds received by the Company were used primarily to pay down variable-rate debt.

         On November 9, 2001, The Woodlands Land Development Company, L.P., owned by the The Woodlands Land Company, Inc. and an affiliate of Morgan Stanley, sold two office properties and one retail property located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $41,800, of which the Company's portion was approximately $19,700. The sale generated a net gain of approximately $8,000, of which the Company's portion was approximately $3,800. The net proceeds received by the Company were used primarily to pay down variable-rate debt.

         During the year ended December 31, 2000, the Woodlands CPC also sold four office/venture tech properties located within The Woodlands, Texas. The sale generated net proceeds of approximately $51,800, of which the Company's portion was approximately $22,000. The sale generated a net gain of approximately $11,800, of which the Company's portion was approximately $5,000. The proceeds received by the Company were used primarily for working capital purposes.

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         Effective March 12, 1999, the Company, Vornado Realty Trust, COPI, the Temperature-Controlled Logistics Partnership and the Temperature-Controlled Logistics Corporation (including all affiliated entities that owned any portion of the business operations of the Temperature-Controlled Logistics Properties at that time) sold all of the non-real estate assets, encompassing the business operations, for approximately $48.7 million to a newly formed partnership ("AmeriCold Logistics") owned 60% by Vornado Operating L.P. and 40% by a newly formed subsidiary of COPI. The Company has no interest in AmeriCold Logistics.

         As of December 31, 2001, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 89 Temperature-Controlled Logistics Properties, with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended on January 23, 2002. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146,000, the adjustment of the rental obligation for 2002 to $150,000 (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5,000 to $9,500 (effective January 1, 2000) and the extension of the date on which deferred rent was required to be paid to December 31, 2003.

         AmeriCold Logistics' same-store earnings before interest, taxes, depreciation and amortization, and rent declined 11% for the year ended December 31, 2001, compared to 2000. These declines are attributable to a reduction in total customer inventory stored at the warehouses and a reduction in the frequency of customer inventory turnover. AmeriCold Logistics deferred $25,500 of rent for the year ended December 31, 2001, of which the Company's share was $10,200. AmericCold Logistics also deferred $19,000 and $5,400 of rent for the years ended December 31, 2000 and 1999, respectively, of which the Company's share was $7,500 and $2,100, respectively. In December 2001, the Temperature Controlled Logistics Corporation waived its right to collect $39,800 of the total $49,900 of deferred rent, of which the Company's share was $15,900. The Temperature-Controlled Logistics Corporation and the Company had recorded adequate valuation allowances related to their portions of the waived deferred rental revenue during the years ended December 31, 2000 and 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Company related to the Temperature-Controlled Logistics Corporation's decision to waive collection of deferred rent.

OTHER

         During the year ended December 31, 2001, the Company recognized an impairment loss of $5,000, which is included in Impairment and Other Charges Related to Real Estate Assets, on a real estate investment fund that holds marketable securities, in which the Company has an interest.

         During the year ended December 31, 2000, the Company recognized an impairment loss of $8,525, which is included in Gain on Property Sales, Net, on a real estate investment fund that holds marketable securities, in which the Company has an interest.

         The Company reports its share of income and losses based on its ownership interest in its respective equity investments, adjusted for any preference payments. The following summarized information for all unconsolidated companies is presented on an aggregate basis and classified under the captions "Residential Development Corporations," "Temperature-Controlled Logistics," "Office" and "Other," as applicable, as of December 31, 2001, 2000 and 1999.

BALANCE SHEETS:

                                                              BALANCE AT DECEMBER 31, 2001
                                              ---------------------------------------------------------
                                               RESIDENTIAL   TEMPERATURE-
                                               DEVELOPMENT    CONTROLLED
                                              CORPORATIONS    LOGISTICS        OFFICE         OTHER
                                              ------------   ------------   ------------   ------------

Real estate, net                              $    933,411   $  1,272,784   $    553,147
Cash                                                28,231         23,412         28,224
Other assets                                       158,385         82,967         31,654
                                              ------------   ------------   ------------
     Total assets                             $  1,120,027   $  1,379,163   $    613,025
                                              ============   ============   ============

Notes payable                                 $    225,263   $    558,949   $    324,718
Notes payable to the Company                       240,827          4,833             --
Other liabilities                                  475,709         46,395         29,394
Equity                                             178,228        768,986        258,913
                                              ------------   ------------   ------------
      Total liabilities and equity            $  1,120,027   $  1,379,163   $    613,025
                                              ============   ============   ============

Company's share of unconsolidated debt(1)     $     90,949   $    223,580   $    126,580
                                              ============   ============   ============

Company's investments in real estate
  mortgages and equity of
  unconsolidated companies                    $    371,535   $    308,427   $    121,423   $     36,932
                                              ============   ============   ============   ============


SUMMARY STATEMENTS OF OPERATIONS:

                                                  FOR THE YEAR ENDED DECEMBER 31, 2001
                                      ------------------------------------------------------------
                                       RESIDENTIAL   TEMPERATURE-
                                       DEVELOPMENT    CONTROLLED
                                      CORPORATIONS    LOGISTICS          OFFICE(2)        OTHER
                                      ------------   ------------      ------------   ------------

Total revenues                        $    476,803   $    120,531      $     88,835
Expenses:
   Operating expense                       362,984         13,349(3)         37,128
   Interest expense                          7,981         44,988            19,184
   Depreciation and amortization            14,510         58,855            19,387
   Taxes                                    11,095             --                --
                                      ------------      ---------      ------------
Total expenses                             396,570        117,192            75,699
                                      ------------      ---------      ------------

Net income                            $     80,233   $      3,339(3)   $     13,136
                                      ============      =========      ============

Company's equity in net income
  of unconsolidated companies         $     41,014   $      1,136      $      6,124   $      2,957
                                      ============   ============      ============   ============

----------
(1) The Company has guarantees or letters of credit related to approximately $89,300, or 17% of its maximum borrowings available under its unconsolidated debt. At December 31, 2001, the Company had guarantees or letters of credit related to approximately $17,000, or 4% of its total outstanding unconsolidated debt.

(2) This column includes information for Four Westlake Park and Bank One Tower. These Office Properties were contributed by the Company to joint ventures on July 30, 2001. Therefore, net income for 2001 includes only the months of August through December for these Properties.

(3) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

BALANCE SHEETS:

                                                             BALANCE AT DECEMBER 31, 2000
                                             ---------------------------------------------------------
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
                                             ============   ============   ============   ============

SUMMARY STATEMENTS OF OPERATIONS:

                                                    FOR THE YEAR ENDED DECEMBER 31, 2000
                                       -------------------------------------------------------------
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

SUMMARY STATEMENTS OF OPERATIONS:

                                                   FOR THE YEAR ENDED DECEMBER 31, 1999
                                       -------------------------------------------------------------
                                        RESIDENTIAL    TEMPERATURE-
                                        DEVELOPMENT     CONTROLLED
                                       CORPORATIONS     LOGISTICS           OFFICE         OTHER
                                       ------------   ------------       ------------   ------------

Total revenues                         $    502,583   $    264,266       $     78,534
Expenses:
   Operating expense                        394,858        127,516(1)          27,008
   Interest expense                           4,920         47,273             19,321
   Depreciation and amortization             14,295         54,574             19,273
   Taxes                                     22,549         (6,084)                --
                                       ------------   ------------       ------------
Total expenses                         $    436,622   $    223,279       $     65,602
                                       ------------   ------------       ------------

Net income                             $     65,961   $     40,987(1)    $     12,932
                                       ============   ============       ============


Company's equity in net income
  of unconsolidated companies          $     42,871   $     15,039       $      5,265   $      5,122
                                       ============   ============       ============   ============


----------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

5. OTHER ASSETS, NET:

                                          BALANCE AT DECEMBER 31,
                                       ----------------------------
                                           2001            2000
                                       ------------    ------------

Leasing costs                          $    142,440    $    123,036
Deferred financing costs                     46,305          48,645
Prepaid expenses                              9,444           3,690
Marketable securities                        10,832          50,321
Other                                        33,272          23,927
                                       ------------    ------------
                                       $    242,293    $    249,619
Less - Accumulated amortization             (97,281)        (77,644)
                                       ------------    ------------
                                       $    145,012    $    171,975
                                       ============    ============

6. NOTES PAYABLE AND BORROWINGS UNDER FLEET FACILITY:

The following is a summary of the Company's debt financing at December 31, 2001 and 2000:


                                                                                                           BALANCE AT DECEMBER 31,
                                                                                                           -----------------------
SECURED DEBT                                                                                                  2001        2000
                                                                                                           ----------   ----------
  UBS Term Loan II,(1) secured by the Funding VIII Properties and the Washington Harbour Office
  Properties ...........................................................................................   $       --   $  326,677

  Fleet Fund I and II Term Loan(2)(5) due May 2005, bears interest at LIBOR plus 325 basis points (at December 31, 2001, the interest rate was 5.39%), with a four-year interest-only term, secured by equity interests in Funding I and II with a combined book value of $275,000
  at December 31, 2001 .................................................................................      275,000      200,000

  AEGON Note(3) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Funding III, IV and V
  Properties with a combined book value of $263,456 at December 31, 2001 ...............................      269,930      274,320

  LaSalle Note I(4) bears interest at 7.83% with an initial seven-year interest-only term (through
  August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2027, secured by the Funding I Properties with a combined book
  value of $262,672 at December 31, 2001 ...............................................................      239,000      239,000

  Deutsche Bank-CMBS Loan due May 2004, bears interest at the 30-day LIBOR rate plus 234 basis points
  (at December 31, 2001, the interest rate was 5.84%), with a three-year interest-only term and two one-year extension options, secured by the Funding X Properties and Spectrum Center
  with a combined book value of $304,699 ...............................................................      220,000           --

  JP Morgan Mortgage Note(6) due October 2016, bears interest at a fixed rate of 8.31% with a two-year interest-only term (through October 2001), followed by principal amortization based on a 15-year amortization schedule through maturity in October 2016, secured by the Houston
  Center mixed-use Office Property complex with a combined book value of
   $268,978 at December 31, 2001 .......................................................................      199,386      200,000

  LaSalle Note II(7) bears interest at 7.79% with an initial seven-year interest-only term (through
  March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028, secured by the Funding II Properties with a combined book
  value of $308,145 at December 31, 2001 ...............................................................      161,000      161,000

  UBS Term Loan I,(1) secured by the Funding VIII Properties and the Washington Harbour Office
  Properties ...........................................................................................           --      146,775

  iStar Financial Note due September 2001, bears interest at 30-day LIBOR plus 1.75% (at December 31, 2000, the rate was 8.57%) with an interest-only term, secured
  by the Fountain Place Office Property with a book value of $112,332 at December 31, 2000 .............           --       97,123

  UBS Line of Credit,(1) secured by the Funding VIII Properties and the Washington Harbour
  Properties ...........................................................................................           --       80,000

  CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City Center Resort/Hotel Property
  with a combined book value of $103,773 at December 31, 2001 ..........................................       63,500       63,500

                                                                                                           BALANCE AT DECEMBER 31,
                                                                                                           -----------------------
SECURED DEBT -- CONTINUED                                                                                     2001        2000
                                                                                                           ----------   ----------
  Metropolitan Life Note V due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran
  Center Office Properties with a combined book value of $68,653 at December 31, 2001 ..................   $   38,696   $   39,219

  Northwestern Life Note due January 2004, bears interest at 7.66% with an interest-only term, secured by the 301 Congress Avenue Office Property with a book value of $36,234 at
  December 31, 2001 ....................................................................................       26,000       26,000

  Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule, secured by five of The
  Woodlands Office Properties with a combined book value of $12,464 at December 31, 2000 ...............           --        9,263

  Nomura Funding VI Note(8) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in July 2020,
  secured by the Funding VI Property with a  book value of $35,043 at December 31, 2001 ................        8,187        8,330

  Woodmen of the World Note (9) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through April 2006), followed by principal amortization based on a 25-year
  amortization schedule, secured by the Avallon IV Office Property with a book value of $12,858 ........        8,500           --

  Mitchell Mortgage Note due August 2002, bears interest at 7.00% with an interest-only term,
  secured by three of The Woodlands Office Properties with a combined book value of $9,167 .............        6,244           --

  Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization schedule, secured by a parcel of land
  with a book value of $17,123 at December 31, 2001 ....................................................          651          688

  UNSECURED DEBT

  Fleet Facility(2) due May 2004, bears interest at LIBOR plus 187.5 basis points
  (at December 31, 2001, the interest rate was 3.92%), with a three-year interest-only term and a
  one year extension option ............................................................................      283,000           --

  2007 Notes(10) bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due
  September 2007 .......................................................................................      250,000      250,000

  2002 Notes(10) bear interest at a fixed rate of 7.00% with a five-year interest-only term, due
  September 2002 .......................................................................................      150,000      150,000

  SHORT-TERM BORROWINGS

  Short-term borrowings (11); variable interest rates ranging from the Fed Funds rate plus 150 basis
  points to LIBOR plus 375 basis points, with maturities up to August 2002..............................       15,000           --
                                                                                                           ----------   ----------

       Total Notes Payable .............................................................................   $2,214,094   $2,271,895
                                                                                                           ==========   ==========


---------
(1) The UBS Facility was entered into effective January 31, 2000 and amended on May 10, 2000 and May 18, 2000. As amended, the UBS Facility consisted of three tranches: the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II. In May 2001, the Company repaid and retired the UBS Facility with proceeds from a $970,000 debt refinancing. The interest rate on the UBS Line of Credit and the UBS Term Loan I was equal to LIBOR plus 250 basis points. The interest rate on the UBS Term Loan II was equal to LIBOR plus 275 basis points. As of December 31, 2000, the interest rate on the UBS Line of Credit and UBS Term Loan I was 9.20%, and the interest rate on the UBS Term Loan II was 9.46%. The weighted average interest rate on the UBS Line of Credit for the year ended December 31, 2000 was 8.91%. The Fleet Fund I and II Term Loan is the result of the modification of the Fleet Term Note II. As of December 31, 2000, the UBS Facility was secured by 25 Office Properties and four Resort/Hotel Properties with a combined book value of $1,042,207.

(2) For a description of the Fleet Fund I and II Term Loan and the Fleet Facility, see "Debt Refinancing and Fleet Facility" section below.

(3) The outstanding principal balance of this note at maturity will be approximately $224,100.

(4) In August 2007, the interest rate will increase, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,500.

(5) The Fleet Fund I and II Term Loan, entered into in May 2001, modified and replaced the previously outstanding Fleet Term Note II. Prior to the modification and replacement, the Fleet Term Note II was due August 31, 2003, bore interest at the 30-Day LIBOR rate plus 234 basis points (at December 31, 2000, the interest rate was 10.63%) with a four-year interest-only term, secured by equity interests in Funding I and II with a combined value of $200,000 at December 31, 2000.

(6) At the end of seven years (October 2006), the interest rate will adjust based on current interest rates at that time. It is the Company's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $177,800.

(7) In March 2006, the interest rate will increase, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,100.

(8) In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty at that date.

(9) The outstanding principal balance of this loan at maturity will be approximately $8,200.

(10) The notes were issued in an offering registered with the SEC.

(11) Short-term borrowings include the unsecured JP Morgan Loan Sales Facility, a $50,000 credit facility, and the $50,000 unsecured Fleet Bridge Loan. The lender under the JP Morgan Loan is not required to fund draws under the loan unless certain conditions not within the control of the Company are met. As a result, the Company maintains sufficient availability under the Fleet Facility to repay the JP Morgan Loan Sales Facility at any time. At December 31, 2001, $10,000 was outstanding on the JP Morgan Loan Sales Facility and $5,000 was outstanding on the Fleet Bridge Loan.

         Below are the aggregate principal payments required as of December 31, 2001 under indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.

               SECURED       UNSECURED         TOTAL
             ----------      ----------      ----------
2002         $   80,157      $  165,000      $  245,157
2003             15,060              --          15,060
2004            262,857(1)      283,000(1)      545,857
2005            329,339              --         329,339
2006            347,207              --         347,207
Thereafter      481,474         250,000         731,474
             ----------      ----------      ----------
             $1,516,094      $  698,000      $2,214,094
             ==========      ==========      ==========



---------
(1) These amounts do not represent the effect of a one-year extension option on the Fleet Facility and two one-year extension options on the Deutsche
     Bank -- CMBS Loan.

         The Company has approximately $245,157 of secured and unsecured debt payments due during 2002, consisting primarily of the Cigna Note, the Mitchell Mortgage Note and the 2002 Notes which are expected to be funded through replacement debt financing.

         Any uncured or unwaived events of default on the Company loans can trigger an acceleration of payment on the loan in default. In addition, a default by the Company or any of its subsidiaries with respect to any indebtedness in excess of $5,000 generally will result in a default under the Fleet Facility and the Fleet I and II Term Loan after the notice and cure periods for other indebtedness have passed. As of December 31, 2001, the Company was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Company's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the year ended December 31, 2001, there were no circumstances that would require pre-payment penalties or increased collateral related to the Company's existing debt.

         In addition to the subsidiaries listed in "Note 1. Organization and Basis of Presentation," certain other subsidiaries of the Company were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. The following lists these entities, all of which are consolidated and are grouped based on the Properties to which they relate:
Funding I and Funding II Properties (CREM Holdings, LLC, Crescent Capital Funding, LLC, Crescent Funding Interest, LLC, CRE Management I Corp., CRE Management II Corp.); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VI Properties (CRE Management VI Corp.); Funding VIII Properties (CRE Management VIII, LLC); Funding IX Properties (CRE Management IX, LLC); Funding C Properties (CREF X Holdings Management, LLC, CREF X Holdings, L. P., CRE Management X, LLC); Spectrum Center Partners, L.P., Spectrum Mortgage Associates, L. P., CSC Holdings Management, LLC, Crescent SC Holdings, L. P., CSC Management, LLC); and 5 Houston Center (Development Property) (C5HC Management, LLC, Crescent 5 Houston Center, L. P.).

DEBT REFINANCING AND FLEET FACILITY

         In May 2001, the Company (i) repaid and retired the UBS Facility which consisted of the UBS Line of Credit, the UBS Term Loan I and the UBS Term Loan II; (ii) repaid and retired the iStar Financial Note; and (iii) modified and replaced the Fleet Term Note II with proceeds from a $970,000 debt refinancing. In May 2001, The Company wrote off $10,800 of deferred financing costs related to the early extinguishment of the UBS Facility which is included in Extraordinary Item -- extinguishment of debt.

New Debt Resulting from Refinancing

                                   MAXIMUM               INTEREST               MATURITY
         DESCRIPTION               BORROWING               RATE                   DATE
------------------------------     ---------     --------------------------     --------
Fleet Facility                     $400,000(1)   LIBOR + 187.5 basis points       2004(2)
Fleet Fund I and II Term Loan      $275,000      LIBOR + 325 basis points         2005
Deutsche Bank - CMBS Loan          $220,000      LIBOR + 234 basis points         2004(3)
Deutsche Bank Short-Term Loan      $ 75,000      LIBOR + 300 basis points         2001(4)

---------
(1) The $400,000 Fleet Facility is an unsecured revolving line of credit. The weighted average interest rate from the origination of the note in May 2001 through December 31, 2001 is 5.38%.

(2)  One-year extension option.

(3)  Two one-year extension options.

(4)  Repaid September 19, 2001.


Debt Repaid or Modified and Replaced by Refinancing


                                    MAXIMUM              INTEREST               MATURITY          BALANCE
        DESCRIPTION                BORROWING               RATE                   DATE       REPAID/MODIFIED(1)
------------------------------     ---------     ------------------------       --------     ------------------
UBS Line of Credit                 $300,000      LIBOR + 250 basis points         2003           $165,000
UBS Term Loan I                    $146,775      LIBOR + 250 basis points         2003           $146,775
UBS Term Loan II                   $326,677      LIBOR + 275 basis points         2004           $326,677
Fleet Term Note II                 $200,000      LIBOR + 400 basis points         2003           $200,000
iStar Financial Note               $ 97,123      LIBOR + 175 basis points         2001           $ 97,123


---------
(1) All the amounts listed, other than the Fleet Term Note II, were repaid. In May 2001, the Fleet Term Note II was modified and replaced by the Fleet Fund I and II Term Loan.


7. INTEREST RATE CAPS:

         In connection with the closing of the Deutsche Bank -- CMBS Loan in May 2001, the Company entered into a LIBOR interest rate cap struck at 7.16% for a notional amount of $220,000, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charged to earnings. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these instruments are expected to substantially offset each other.

8. CASH FLOW HEDGES:

         The Company uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of December 31, 2001, the Company had entered into three cash flow hedge agreements which are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133."

         The following table shows information regarding the Company's cash flow hedge agreements as of December 31, 2001, and interest expense for the year ended December 31, 2001:

                                                                      INTEREST EXPENSE
  ISSUE      NOTIONAL     MATURITY    REFERENCE       FAIR               FOR THE YEAR
   DATE       AMOUNT       DATE         RATE       MARKET VALUE    ENDED DECEMBER 31, 2001
---------    --------    ---------    ---------    ------------    -----------------------
 9/1/1999    $200,000     9/2/2003     6.183%        $(10,800)             $3,500
 2/4/2000    $200,000     2/3/2003     7.11%         $(10,800)             $6,000
4/18/2000    $100,000    4/18/2004     6.76%         $ (7,200)             $2,700

         The Company has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable-rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Company uses the cumulative dollar offset approach as described in Derivatives Implementation Group ("DIG") Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133 and 138. The Company uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Company will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in accordance with SFAS Nos. 133 and 138.

         Over the next twelve months, an estimated $16,400 to $18,400 will be reclassified from accumulated other comprehensive income to interest expense and charged against earnings related to the effective portions of the cash flow hedge agreements.

9. RENTALS UNDER OPERATING LEASES:

         During 2001, the Company received rental income from the lessees of Office Property and Resort/Hotel Property space under operating leases. On February 14, 2002, the Company executed an agreement with COPI, pursuant to which the Company acquired, in lieu of foreclosure, the lessee interests in the eight Resort/Hotel Properties previously leased to COPI. Therefore, no future rental income from the operating lessee will be recognized for these Resort/Hotel Properties. The Company recognized percentage rental income from the Resort/Hotel Properties of approximately $14,665, $24,622 and $19,648 for the years ended December 31, 2001, 2000 and 1999, respectively.

         For noncancelable operating leases for consolidated Office Properties owned as of December 31, 2001, future minimum rentals (base rents) during the next five years and thereafter (excluding tenant reimbursements of operating expenses for Office Properties) are as follows:

                    OFFICE
                  PROPERTIES
                 -----------
2002             $   410,459
2003                 350,022
2004                 268,891
2005                 213,334
2006                 165,175
Thereafter           482,383
                 -----------
                 $ 1,890,264
                 ===========

         Generally, the Office Property leases also require that each tenant reimburse the Company for increases in operating expenses above operating expenses during the base year of the tenant's lease. These amounts totaled $98,816, $91,735 and $92,865, for the years ended December 31, 2001, 2000 and
1999, respectively. These increases are generally payable in equal installments throughout the year, based on estimated increases, with any differences adjusted at year end based upon actual expenses.

         See "Note 2. Summary of Significant Accounting Policies," for further discussion of revenue recognition, and "Note 3. Segment Reporting," for further discussion of significant tenants.

10. COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

         The Company has 12 Properties located on land that is subject to long-term ground leases, which expire between 2015 and 2080. The Company also leases parking spaces in a parking garage adjacent to one of its Properties pursuant to a lease expiring in 2021. Lease expense associated with these leases during each of the three years ended December 31, 2001, 2000, and 1999 was $2,766, $2,869 and $2,642, respectively. Future minimum lease payments due under such leases as of December 31, 2001, are as follows:

                   LEASES
                 COMMITMENTS
                 -----------
2002             $     2,121
2003                   2,129
2004                   2,136
2005                   2,143
2006                   2,155
Thereafter           107,219
                 -----------
                 $   117,903
                 ===========

COPI COMMITMENTS

         See "Note 20. Subsequent Events," for a description of the Company's commitments related to the agreement with COPI, executed on February 14, 2002.

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

11. STOCK AND UNIT BASED COMPENSATION:

STOCK OPTION PLANS


         Crescent Equities has two stock incentive plans, the 1995 Stock Incentive Plan (the "1995 Plan") and the 1994 Stock Incentive Plan (the "1994 Plan"). Due to the approval of the 1995 Plan, additional options and restricted shares will no longer be granted under the 1994 Plan. Under the 1994 Plan, Crescent Equities had granted, net of forfeitures, 2,509,800 options and no restricted shares. The maximum number of options and/or restricted shares that Crescent Equities was able to initially grant at inception under the 1995 Plan was 2,850,000 shares. The maximum aggregate number of shares available for grant under the 1995 Plan increases automatically on January 1 of each year by an amount equal to 8.5% of the increase in the number of common shares and units outstanding since January 1 of the preceding year, subject to certain adjustment provisions. As of January 1, 2001, the number of shares Crescent Equities may grant under the 1995 Plan is 9,677,794. Under the 1995 Plan, Crescent Equities had granted, net of forfeitures, options and restricted shares of 8,546,700 and 23,715 respectively, through December 31, 2001. Under both Plans, options are granted at a price not less than the market value of the shares on the date of grant and expire ten years from the date of grant. The options that have been granted under the 1995 Plan vest over five years, with the exception of 500,000 options that vest over two years, 250,000 options that vest over three and a half years and 60,000 options that vest six months from the initial date of grant. The options that have been granted under the 1994 Plan vest over periods ranging from one to five years.

                               STOCK OPTIONS PLANS

         A summary of the status of Crescent Equities' 1994 and 1995 Plans as of December 31, 2001, 2000 and 1999 and changes during the years then ended is presented in the table below:

                                                          2001                     2000                     1999
                                               -----------------------   -----------------------  -----------------------
                                               OPTIONS TO   WTD. AVG.    OPTIONS TO   WTD. AVG.    OPTIONS TO   WTD. AVG.
                                                ACQUIRE     EXERCISE      ACQUIRE     EXERCISE      ACQUIRE     EXERCISE
                                                 SHARES       PRICE        SHARES       PRICE        SHARES       PRICE
                                               ----------   ---------    ----------   ---------    ----------   --------
Outstanding as of January 1,                        7,966   $      21        6,661    $      21         6,967   $     21
Granted                                               559          22        1,665           20         3,489         16
Exercised                                            (747)         17         (209)          15        (2,900)        13
Forfeited                                            (803)         20         (151)          20          (895)        30
Expired                                                --          --           --           --            --         --
                                               ----------   ---------    ----------   ---------    ----------   --------
Outstanding/Wtd. Avg. as of December 31,            6,975   $      21        7,966    $      21         6,661   $     21
                                               ----------   ---------    ----------   ---------    ----------   --------
Exercisable/Wtd. Avg. as of December 31,            3,127   $      24        2,630    $      23         1,721   $     24


         The following table summarizes information about the options outstanding and exercisable at December 31, 2001:

                                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                   -----------------------------------------------  ----------------------------
                                 WTD. AVG. YEARS
                      NUMBER        REMAINING                         NUMBER
   RANGE OF        OUTSTANDING       BEFORE           WTD. AVG.     EXERCISABLE      WTD. AVG.
EXERCISE PRICES    AT 12/31/01      EXPIRATION     EXERCISE PRICE   AT 12/31/01   EXERCISE PRICE
---------------    -----------   ---------------   --------------   -----------   --------------
 $11 to 19            3,258         7.4 years         $  16            1,252          $  16
 $19 to 27            2,221         8.3                  22              599             22
 $27 to 39            1,496         6.1                  32            1,276             32
                      -----         ---------         -----            -----          -----
 $11 to 39            6,975         7.4 years         $  21            3,127          $  24
                      =====         =========         =====            =====          =====


UNIT PLANS

         The Operating Partnership has two unit incentive plans, the 1995 Unit Incentive Plan (the "1995 Unit Plan") and the 1996 Unit Incentive Plan (the "1996 Unit Plan"). The 1995 Unit Plan is designed to reward persons who are not trust managers, officers or 10% shareholders of the Company. An aggregate of 100,000 common shares are reserved for issuance upon the exchange of 50,000 units available for issuance to employees and advisors under the 1995 Unit Plan. As of December 31, 2001, an aggregate of 7,012 units had been distributed under the 1995 Unit Plan. The 1995 Unit Plan does not provide for the grant of options. There was no activity in the 1995 Unit Plan in 2001, 2000 or 1999. The 1996 Unit Plan provides for the grant of options to acquire up to 2,000,000 units. Through December 31, 2001, the Operating Partnership had granted, net of forfeitures, options to acquire 1,778,571 units. Forfeited options are available for grant. The unit options granted under the 1996 Unit Plan were priced at fair market value on the date of grant, generally vest over seven years, and expire ten years from the date of grant. Pursuant to the terms of the unit options granted under the 1996 Unit Plan, because the fair market value of the Company's common shares equaled or exceeded $25 for each of ten consecutive trading days, the vesting of an aggregate of 500,000 units was accelerated and such units became immediately exercisable in 1996. In addition, 100,000 unit options vest 50% after three years and 50% after five years. Under the 1996 Unit Plan, each unit that may be purchased is exchangeable, as a result of shareholder approval in June 1997, for two common shares or, at the option of the Company, an equivalent amount of cash.

         A summary of the status of the Company's 1996 Unit Plan as of December 31, 2001, 2000 and 1999, and changes during the years then ended is presented in the table below (assumes each unit is exchanged for two common shares):


                         1996 UNIT INCENTIVE OPTION PLAN

                                                       2001                      2000                          1999
                                             ------------------------   ------------------------   -------------------------
                                               SHARES       WTD. AVG.      SHARES      WTD. AVG.     SHARES        WTD. AVG.
                                             UNDERLYING      EXERCISE    UNDERLYING    EXERCISE     UNDERLYING     EXERCISE
                                             UNIT OPTIONS     PRICE     UNIT OPTIONS     PRICE     UNIT OPTIONS     PRICE
                                             ------------   ---------   ------------   ---------   ------------    ---------
Outstanding as of January 1,                        2,414   $      17          2,414   $      17          4,000    $      18
Granted                                                --          --             --          --            200           16
Exercised                                             (20)         18             --          --         (1,143)          18
Forfeited                                              --          --             --          --           (643)          18
Expired                                                --          --             --          --             --           --
                                             ------------   ---------   ------------   ---------   ------------    ---------
Outstanding/Wtd. Avg. as of December 31,            2,394   $      17          2,414   $      17          2,414    $      17
                                             ------------   ---------   ------------   ---------   ------------    ---------
Exercisable/Wtd. Avg. as of December 31,            1,766   $      18          1,571   $      18          1,143    $      18

         Effective March 5, 2001, the Operating Partnership granted options to acquire 150,000 Units to Dennis H. Alberts, in connection with his employment as the Chief Operating Officer of the General Partner and the Company. The Units were priced at $21.84, which was the fair market value at the date of grant.

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

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------------------------
                                                2001                      2000                      1999
                                    -------------------------    ------------------------  ------------------------
                                     AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                     -----------    ---------    -----------    ---------    -----------    ---------
Basic EPS:
  Net (Loss) Income available to
    common shareholders              $   (18,160)   $ (23,301)   $   231,716    $ 226,112    $    (7,441)   $ (12,998)
Diluted EPS:
  Net (Loss) Income available to
    common shareholders                  (18,160)     (23,301)       231,716      226,112         (7,441)     (12,998)
Basic (Loss) Earnings  per Share           (0.17)       (0.22)          2.05         1.99          (0.06)       (0.11)
Diluted (Loss) Earnings per Share          (0.17)       (0.22)          2.02         1.97          (0.06)       (0.11)

         At December 31, 2001, 2000 and 1999, the weighted average fair value of options granted was $2.73, $2.46 and $2.80, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model using the following expected weighted average assumptions in the calculation.

                                 2001         2000         1999
                               --------     --------     --------
Life of options                10 years     10 years     10 years
Risk-free interest rates            4.4%         8.0%         8.0%
Dividend yields                     8.3%        10.0%        12.0%
Stock price volatility             25.7%        26.0%        27.0%

12. SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY:

         During the year ended December 31, 2000, the Company formed Funding IX and contributed seven Office Properties and two Resort/Hotel Properties to Funding IX. As of December 31, 2001, Funding IX held seven Office Properties and one Resort/Hotel Property. The Company owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of December 31, 2001, GMAC Commercial Mortgage Corporation ("GMACCM") held $218,400 of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units receive a preferred variable-rate dividend currently calculated at LIBOR plus 450 basis points, or approximately 6.6% per annum as of December 31, 2001, and increasing to LIBOR plus 550 basis points beginning March 15, 2002. The Class A Units are redeemable at the option of the Company at the original purchase price.

         Funding IX contributed the net proceeds of the sale of Class A Units in Funding IX through an intracompany loan to Crescent SH IX, Inc. ("SH IX"), for the purchase of common shares of the Company. See "Share Repurchase Program" below. This intracompany loan is eliminated in consolidation. However, the loan between Funding IX and SH IX matures March 15, 2003. The Company intends to repay the loan of approximately $285,000 at that time. The proceeds received by Funding IX will be used to redeem Class A Units.


13. SHAREHOLDERS' EQUITY:

EMPLOYEE STOCK PURCHASE PLAN

         On June 25, 2001, the shareholders of the Company approved a new Employee Stock Purchase Plan (the "ESPP") that is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code ("IRC") of 1986, as amended. The ESPP is regarded as a noncompensatory plan under APB No. 25, because it meets the qualifications under IRC 423. Under the terms of the ESPP, eligible employees may purchase common shares of the Company at a price that is equal to 90% of the lower of the common shares' fair market value at the beginning or the end of a quarterly period. The fair market value of a common share is equal to the last sale price of the common shares on the New York Stock Exchange. Eligible employees may purchase the common shares through payroll deductions of up to 10% of eligible compensation. The ESPP is not subject to the provisions of ERISA. The ESPP was effective October 1, 2001, and will terminate on May 14, 2011.

         The 1,000,000 common shares that may be issued pursuant to the purchase of common shares under the ESPP represent less than 0.96% of the Company's outstanding common shares at December 31, 2001.

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

SHARE REPURCHASE PROGRAM

         On October 15, 2001, the Company's Board of Trust Managers authorized an increase in the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program") from $500,000 to $800,000.

         The Company commenced its Share Repurchase Program in March 2000. As of December 31, 2001, the Company had repurchased 18,756,423 common shares, 20,286 of which have been retired, at an average price of $19.09 per common share for an aggregate of approximately $358,115. As of December 31, 2001, the Company held 14,468,623 of the repurchased common shares in SH IX, a wholly-owned subsidiary. The 14,468,623 common shares were repurchased with the net proceeds of the sale of Class A Units in Funding IX and with a portion of the net proceeds from the sale of one of the Properties held by Funding IX. See "Note
12. Sale of Preferred Equity Interests in Subsidiary." These common shares are consolidated as treasury shares in accordance with GAAP. However, these shares are held in SH IX until all of the Class A Units are redeemed. Distributions will continue to be paid on these repurchased common shares and will be used to pay dividends on the Class A Units.

         The Company expects the Share Repurchase Program to continue to be funded through a combination of debt, equity, joint venture capital and selected asset disposition alternatives available to the Company, which, in some cases, may be secured by the repurchased common shares, equity offerings including preferred and/or convertible securities, and asset sales. The amount of common shares that the Company will actually purchase will be determined from time to time, in its reasonable judgment, based on market conditions and the availability of funds, among other factors. There can be no assurance that any number of common shares will actually be purchased within any particular time period.

SHARE REPURCHASE AGREEMENT

         On November 19, 1999, the Company entered into an agreement (the "Share Repurchase Agreement") with UBS to purchase a portion of its common shares from UBS. The Company had the option to settle the Share Repurchase Agreement in cash or common shares. During the year ended December 31, 2000, the Company purchased the 5,809,180 common shares from UBS at an average cost of $17.62 per common share for an aggregate of approximately $102,333 under the Share Repurchase Agreement with UBS. The Company has no further obligation under the Share Repurchase Agreement. The purchases were funded primarily through the sale of Class A Units in Funding IX. See "Note 12. Sale of Preferred Equity Interests in Subsidiary."

DISTRIBUTIONS

         On October 17, 2001, the Company announced that due to its revised cash flow expectations in the uncertain economic environment and measuring its payout ratios to those of the Company's peer group, the Company was reducing its quarterly distributions from $0.55 per common share, or an annualized distribution of $2.20 per common share, to $0.375 per common share, or an annualized distribution of $1.50 per common share.

         The following table summarizes the distributions paid or declared to common shareholders, unitholders and preferred shareholders during the year ended December 31, 2001.


                                                                                                 ANNUAL
                                      DIVIDEND/      TOTAL           RECORD      PAYMENT       DIVIDEND/
             SECURITY                DISTRIBUTION    AMOUNT           DATE        DATE       DISTRIBUTION
---------------------------------    ------------    -------       ---------    ---------    ------------
 Common Shares/Units(1)                 $0.550       $74,697(2)      1/31/01      2/15/01        $2.20
 Common Shares/Units(1)                 $0.550       $74,789(2)      4/30/01      5/15/01        $2.20
 Common Shares/Units(1)                 $0.550       $74,986(2)      7/31/01      8/15/01        $2.20
 Common Shares/Units(1)                 $0.375(3)    $49,937(2)     10/31/01     11/15/01        $1.50(3)
 Common Shares/Units(1)                 $0.375(3)    $49,706(2)      1/31/02      2/15/02        $1.50(3)
 6 3/4% Series A Preferred Shares       $0.422       $ 3,375         1/31/01      2/15/01        $1.69
 6 3/4% Series A Preferred Shares       $0.422       $ 3,375         4/30/01      5/15/01        $1.69
 6 3/4% Series A Preferred Shares       $0.422       $ 3,375         7/31/01      8/15/01        $1.69
 6 3/4% Series A Preferred Shares       $0.422       $ 3,375        10/31/01     11/15/01        $1.69
 6 3/4% Series A Preferred Shares       $0.422       $ 3,375         1/31/02      2/15/02        $1.69


---------
(1) Represents one-half the amount of the distribution per unit because each unit is exchangeable for two common shares.

(2) These distribution amounts include $7,958 for each of the distributions paid on February 15, 2001, May 15, 2001, August 15, 2001, and $5,426 for
     each of the distributions paid on November 15, 2001 and February 15, 2002, which were paid on common shares held by the Company in Crescent SH IX, and which are eliminated in consolidation.

(3) On October 17, 2001, the Company announced a reduction in its quarterly distribution from $0.55 per common share, or an annualized distribution of $2.20 per common share, to $0.375 per common share, or an annualized distribution of $1.50 per common share.


         The distributions to common shareholders and unitholders paid during the year ended December 31, 2000, were $298,547, or $2.20 per common share and equivalent unit. As of December 31, 2000, the Company was holding 14,468,623 of its common shares in Crescent SH IX. The distribution amounts above include $17,313 of distributions for the year ended December 31, 2000, which were paid for common shares held by the Company, and which are eliminated in consolidation. The distributions to common shareholders and unitholders paid during the year ended December 31, 1999, were $298,125, or $2.20 per common share and equivalent unit.

         The distributions to preferred shareholders during the year ended December 31, 2000, were $13,500, or $1.6875 per preferred share.


Common Shares

         Following is the income tax status of distributions paid on common shares and equivalent units during the years ended December 31, 2001, and 2000 to common shareholders:

                                    2001       2000
                                   ------     -----
Ordinary dividend                   50.3%     51.5%
Capital gain                          --       6.4%
Return of capital                   49.7%     35.9%
Unrecaptured Section 1250 gain        --       6.2%


Preferred Shares

         Following is the income tax status of distributions paid during the years ended December 31, 2001 and 2000 to preferred shareholders:


                                    2001       2000
                                   ------     -----
Ordinary dividend                  100.0%     83.7%
Capital gain                          --       8.2%
Unrecaptured Section 1250 gain        --       8.1%

14. MINORITY INTEREST:

         Minority interest represents (i) the limited partner interests owned by limited partners in the Operating Partnership ("units"), and (ii) joint venture and preferred equity interests held by third parties in other consolidated subsidiaries. Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent Equities' percentage interest in the Operating Partnership increases. During the year ended December 31, 2001, there were 401,302 units exchanged for 802,604 common shares of Crescent Equities.

15. RELATED PARTY DISCLOSURES:

DBL HOLDINGS, INC. ("DBL")

         As of December 31, 2001, the Company owned 97.44% of DBL with the remaining 2.56% economic interest in DBL (including 100% of the voting interest in DBL) held by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company. Originally, Mr. Goff contributed his voting interests in MVDC and HADC, originally valued at approximately $380, and approximately $63 in cash, or total consideration valued at approximately $443 for his interest in DBL.

         DBL has two wholly owned subsidiaries, DBL-ABC, Inc. and DBL-CBO, Inc., the assets of which are described in the following paragraphs and DBL directly holds 66% of the voting stock in Mira Vista and HADC. At December 31, 2001, Mr. Goff's interest in DBL was approximately $554.

         Since June 1999, the Company contributed approximately $23,800 to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. The ownership structure of GMSP consists of 50% ownership by Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company and 50% by John Goff. Mr. Rainwater is also a limited partner of GMSP. At December 31, 2001, DBL has an approximately $14,100 investment in G2.

         In March 1999, DBL-CBO, Inc. acquired $6,000 aggregate principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Island limited liability company. At December 31, 2001 this investment was valued at approximately $5,400.

COPI COLORADO, L. P.

         As of December 31, 2001, Crescent Resort Development, Inc. ("CRD") was owned 90% by the Company and the remaining 10%, representing 100% of the voting stock, was owned by COPI Colorado, L.P. of which 60% was owned by COPI, with 20% owned by Mr. John Goff, Vice Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and 20% owned by a third party.

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to the Company, in lieu of foreclosure, COPI's 60% general partner interest in COPI Colorado. As a result, the Company owns a 96% interest in CRD, John Goff, Vice Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, owns a 2.0% interest and the remaining 2.0% interest is owned by a third party. The Company will fully consolidate the operations of CRD beginning on the date of the asset transfer.

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of December 31, 2001, the Company had approximately $32,900 of loans outstanding (including approximately $3,855 loaned during the year ended December 31, 2001) to certain employees and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and unit incentive plans pursuant to an agreement approved by the Board of Directors and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, had a loan representing $26,300 of the $32,900 total outstanding loans at December 31, 2001.

         Every month, federal short-term, mid-term and long-term rates (Applicable Federal Rates) are determined and published by the IRS based upon average market yields of specified maturities. The November Applicable Federal Rates are the new interest rates. Effective November 1, 2001, these loans were amended to reduce the interest rates for their remaining terms to the Applicable Federal Rates. As a result, the interest rates on loans with remaining terms of three years or less at November 1, 2001 were reduced to approximately 2.7% per year and the interest rates on loans with remaining terms greater than three years as of November 1, 2001 were reduced to approximately 4.07% per year. These amended interest rates reflect below prevailing market interest rates; therefore, the Company recorded $750 of compensation expense for the year ended December 31, 2001. Approximately $466 of interest was outstanding related to these loans as of December 31, 2001.

16. COPI:

         In April 1997, the Company established a new Delaware corporation, COPI. All of the outstanding common stock of COPI, valued at $0.99 per share, was distributed, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997, in a spin-off.

         COPI was formed to become a lessee and operator of various assets to be acquired by the Company and to perform the intercompany agreement between COPI and the Company, pursuant to which each agreed to provide the other with rights to participate in certain transactions. In connection with the formation and capitalization of COPI, and the subsequent operations and investments of COPI since 1997, the Company made loans to COPI under a line of credit and various term loans.

         On January 1, 2001, The REIT Modernization Act became effective. This legislation allows the Company, through its subsidiaries, to operate or lease certain of its investments that had been previously operated or leased by COPI.

         COPI and the Company entered into an asset and stock purchase agreement on June 28, 2001, in which the Company agreed to acquire the lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI, the voting interests held by subsidiaries of COPI in three of the Company's Residential Development Corporations and other assets in exchange for $78,400. In connection with that agreement, the Company agreed that it would not charge interest on its loans to COPI from May 1, 2001 and that it would allow COPI to defer all principal and interest payments due under the loans until December 31, 2001.

         Also on June 28, 2001, the Company entered into an agreement to make a $10,000 investment in Crescent Machinery Company ("Crescent Machinery"), a wholly owned subsidiary of COPI. This investment, together with capital from a third-party investment firm, was expected to put Crescent Machinery on solid financial footing.

         Following the date of the agreements relating to the acquisition of COPI assets and stock and the investment in Crescent Machinery, the results of operations for the COPI hotel operations and the COPI land development interests declined, due in part to the slowdown in the economy after September 11. In addition, Crescent Machinery's results of operations suffered because of the economic environment and the overall reduction in national construction levels that has affected the equipment rental and sale business, particularly post September 11. As a result, the Company believes that a significant additional investment would have been necessary to adequately capitalize Crescent Machinery and satisfy concerns of Crescent Machinery's lenders.

         The Company stopped recording rent from the leases of the eight Resort/Hotel Properties leased to subsidiaries of COPI on October 1, 2001, and recorded the following impairment and other adjustments related to COPI in the fourth quarter of 2001, based on the estimated fair value of the underlying collateral.

IMPAIRMENT AND OTHER ADJUSTMENTS RELATED TO COPI

Resort/Hotel Accounts Receivable, net of allowance            $  33,200
Resort/Hotel Straight-Line Rent                                  12,700
Notes Receivable and Accrued Interest                            71,500
Asset transaction costs                                           2,800
                                                              ---------
                                                              $ 120,200
Less estimated collateral value to be received from COPI:
Estimated Fair Value of Resort/Hotel FF&E                     $   6,900
Estimated Fair Value of Voting Stock of
  Residential Development Corporations                        $  38,500
                                                              ---------
                                                              $  45,400
                                                              ---------
Impairment of assets                                          $  74,800

Plus Estimated Costs Related to a COPI Bankruptcy                18,000
                                                              ---------
Impairment and other charges related to COPI                  $  92,800
                                                              =========


         For a description of the COPI assets transferred to subsidiaries of the Company, in lieu of foreclosure, of certain COPI assets, see "Note 20. Subsequent Events."


17. DISPOSITIONS:

OFFICE SEGMENT


         On September 18, 2001, the Company completed the sale of the two Washington Harbour Office Properties. The sale generated net proceeds of approximately $153,000 and a net loss of approximately $9,800. The proceeds from the sale of the Washington Harbour Office Properties were used primarily to pay down variable-rate debt and repurchase approximately 4.3 million of the Company's common shares. The Washington Harbour Office Properties were the Company's only Office Properties in Washington, D.C.

         On September 28, 2001, the Woodlands Office Equities -- '95 Limited ("WOE"), owned by the Company and the Woodlands CPC, sold two Office Properties located within The Woodlands, Texas. The sale generated net proceeds of approximately $11,281, of which the Company's portion was approximately $9,857. The sale generated a net gain of approximately $3,418, of which the Company's portion was approximately $2,987. The proceeds received by the Company were used primarily to pay down variable-rate debt.

         On December 20, 2001, WOE sold one Office Property located within The Woodlands, Texas. The sale generated net proceeds of approximately $2,016, of which the Company's portion was approximately $1,761. The sale generated a net gain of approximately $1,688, of which the Company's portion was approximately $1,475. The proceeds received by the Company were used primarily to pay down variable-rate debt.

         The following table summarizes the condensed results of operations for the years ended December 31, 2001, 2000 and 1999 for the five Office Properties sold during 2001.

                                   FOR THE YEAR
                                ENDED DECEMBER 31,
                         -------------------------------
                           2001         2000      1999
                         -------      -------    -------
Revenue                  $16,673      $22,751    $20,683
Operating Expenses         5,998        7,460      6,588
                         -------      -------    -------
Net Operating Income     $10,675(1)   $15,291    $14,095
                         =======      =======    =======

---------
(1) Net operating income for 2001 only includes the period for which the disposition Properties were held during the year.

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

         During the year ended December 31, 2000, the Woodlands Retail Equities
- '96 Limited, owned by the Company and the Woodlands CPC completed the sale of its retail portfolio, consisting of the Company's four retail properties located in The Woodlands, Texas. The sale generated approximately $42,700 of net proceeds, of which the Company's portion was approximately $32,000. The sale generated a net gain of approximately $6,500, of which the Company's portion was approximately $4,900. The proceeds received by the Company were used primarily to pay down variable-rate debt. The net operating income for the years ended December 31, 2000 and 1999 for the four retail properties was $15 and $3,792, respectively. Net operating income for the year ended 2000 only includes the periods for which these properties were held during the year.

RESORT/HOTEL SEGMENT

         On November 3, 2000, the Company completed the sale of the Four Seasons Hotel -- Houston for a sales price of approximately $105,000. The Company used approximately $19,700 of the proceeds to buy out the Property lease with COPI and the asset management contract, and for other transaction costs. The sale generated net proceeds of approximately $85,300. The Company also used approximately $56,600 of the net proceeds to redeem Class A Units in Funding IX, through which the Company owned the Property, from GMACCM. See "Note 12. Sale of Preferred Equity Interests in Subsidiary" for a description of the ownership structure of Funding IX. The sale generated a net gain, which is included in Gain on Property Sales, net, of approximately $28,715. The Company's net operating income for the years ended December 31, 2000 and 1999 for the Four Seasons Hotel -- Houston was $7,591 and $9,237, respectively. The operating results of this property are included in operating income for 2000 only for the periods for which this Property was held during the year.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                                   2001
                                                           -----------------------------------------------------
                                                           MARCH 31,      JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                                           ---------     ---------   -------------  ------------
Revenues                                                   $ 178,846     $ 190,216     $ 175,982     $ 151,010
Income before minority interests and extraordinary item       41,000        34,101        30,508       (78,037)
Minority interests                                            (9,752)       (8,337)       (8,049)        4,709
Extraordinary Item                                                --       (10,802)           --            --
Net income available to common shareholders
   -- basic                                                   27,873        11,587        19,084       (76,704)
   -- diluted                                                 27,873        11,587        19,084       (76,704)
Per share data:
   Basic Earnings Per Common Share
   -- Income before extraordinary item                          0.26          0.21          0.18         (0.72)
   -- Net income                                                0.26          0.11          0.18         (0.72)
   Diluted Earnings Per Common Share
   -- Income before extraordinary item                          0.26          0.20          0.17         (0.72)
   -- Net income                                                0.26          0.10          0.17         (0.72)


                                                                                   2000
                                                           -----------------------------------------------------
                                                           MARCH 31,      JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                                           ---------     ---------   -------------  ------------
Revenues                                                   $ 175,788     $ 175,229     $ 177,147     $ 190,241
Income before minority interests and extraordinary item       62,082        44,737       100,877        95,356
Minority interests                                            (7,032)       (8,675)      (17,702)      (17,593)
Extraordinary Item                                            (3,928)           --            --            --
Net income available to common shareholders
   -- basic                                                   45,671        31,969        83,175        70,901
   -- diluted                                                 45,671        31,969        83,175        70,901
Per share data:
   Basic Earnings Per Common Share
   -- Income before extraordinary item                          0.41          0.28          0.71          0.66
   -- Net income                                                0.38          0.28          0.71          0.66
   Diluted Earnings Per Common Share
   -- Income before extraordinary item                          0.41          0.27          0.70          0.65
   -- Net income                                                0.38          0.27          0.70          0.65


19. BEHAVIORAL HEALTHCARE PROPERTIES:

         During the years ended December 31, 2001 and 2000, payment and treatment of rent for the behavioral healthcare properties was subject to a rent stipulation agreed to by certain of the parties involved in the Charter Behavioral Health Systems, LLC ("CBHS") bankruptcy proceeding. The Company received approximately $6,000 and $15,400, which is included in Interest and Other Income, in repayments of a working capital loan, rent and interest from CBHS during the years ended December 31, 2001 and 2000, respectively. The Company did not incur any expense related to the behavioral healthcare properties recognized for the years ended December 31, 2001, 2000 or 1999.

         During the year ended December 31, 2001, the Company completed the sale of 18 behavioral healthcare properties. The sales generated approximately $34,700 in net proceeds and a net gain of approximately $1,600 for the year ended December 31, 2001. The net proceeds from the sale of the 18 behavioral healthcare properties sold during the year ended December 31, 2001 were used primarily to pay down variable-rate debt.

         As of December 31, 2001, the Company owned 10 behavioral healthcare properties, all of which were classified as held for disposition. The carrying value of the behavioral healthcare properties at December 31, 2001, was approximately $27,937. Depreciation expense has not been recognized since the dates the behavioral healthcare properties were classified as held for sale. The Company is actively marketing for sale these behavioral healthcare properties.

         During the year ended December 31, 2001, the Company recognized an impairment loss of approximately $8,500 on the behavioral healthcare properties held for disposition, which is included in Impairment and Other Charges Related to Real Estate Assets. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for seven of the behavioral healthcare properties.

         During the year ended December 31, 2000, the Company completed the sale of 60 behavioral healthcare properties previously classified as held for disposition. The sales generated approximately $233,700 in net proceeds and a net gain of approximately $58,600 for the year ended December 31, 2000. During the year ended December 31, 2000, the Company recognized an impairment loss of $9,300 on the behavioral healthcare properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less costs of the sales for 13 of the 28 behavioral healthcare properties. The net proceeds from the sale of the 60 behavioral healthcare properties sold during the year ended December 31, 2000 were used primarily to pay down variable-rate debt.

         As of December 31, 1999, the Company owned 88 behavioral healthcare properties.

20. SUBSEQUENT EVENTS:

     OFFICE SEGMENT

         On January 18, 2002, the Company completed the sale of the Cedar Springs Office Property located in Dallas, Texas. The sale generated net proceeds of approximately $12,000 and a net gain of approximately $4,500. The proceeds from the sale of Cedar Springs were used primarily to pay down variable-rate debt.

     COPI

         On January 22, 2002, the Company terminated the purchase agreement pursuant to which the Company would have acquired the lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI, the voting interests held by subsidiaries of COPI in three of the Residential Development Corporations and other assets. On February 4, 2002, the Company terminated the agreement relating to its planned investment in Crescent Machinery.

         On February 6, 2002, Crescent Machinery filed for protection under the federal bankruptcy laws.

         On February 12, 2002, the Company delivered default notices to COPI relating to approximately $49,000 of unpaid rent and approximately $76,200 of principal and accrued interest due to the Company under certain secured loans.

         On February 14, 2002, the Company executed an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI, COPI's voting interests in three of the Company's Residential Development Corporations and other assets and the Company agreed to assist and provide funding to COPI for the implementation of a prepackaged bankruptcy of COPI. In connection with the transfer, COPI's rent obligations to the Company were reduced by $23,600, and its debt obligations were reduced by $40,100. These amounts include $18,300 of value attributed to the lessee interests transferred by COPI to the Company; however, in accordance with GAAP, the Company assigned no value to these interests for financial reporting purposes.

         The Company holds the lessee interests in the eight Resort/Hotel Properties and the voting interests in the three Residential Development Corporations through three newly organized entities that are wholly owned taxable REIT subsidiaries of the Company. The Company will include these assets in its Resort/Hotel Segment and its Residential Development Segment, and will fully consolidate the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations, beginning on the date of the transfers of these assets.

         Under the Agreement, the Company has agreed to provide approximately $14,000 to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Company estimates that the value of the common shares that will be issued to the COPI stockholders will be approximately $5,000 to $8,000. The Agreement provides that COPI and the Company will seek to have a plan of reorganization for COPI, reflecting the terms of the Agreement and a draft plan of reorganization, approved by the bankruptcy court. The actual value of the common shares issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary substantially from the estimated amount.

         In addition, the Company has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15,000 obligation to Bank of America, together with any accrued interest. COPI obtained the loan primarily to participate in investments with the Company. At the time COPI obtained the loan, Bank of America required, as a condition to making the loan, that Richard E. Rainwater, the Chairman of the Board, and John C. Goff, the Chief Executive Officer of the Company, enter into a support agreement with COPI and Bank of America, pursuant to which they agreed to make additional equity investments in COPI if COPI defaulted on payment obligations under its line of credit with Bank of America and the net proceeds of an offering of COPI securities were insufficient to allow COPI to pay Bank of America in full. The Company believes, based on advice of counsel, that the support agreement should be unenforceable in a COPI bankruptcy. Effective December 31, 2001, the parties executed an amendment to the line of credit providing that any defaults existing under the line of credit on or before March 8, 2002 are temporarily cured unless and until a new default shall occur.

         The Company holds a first lien security interest in COPI's entire membership interest in Americold Logistics. REIT rules prohibit the Company from acquiring or owning the membership interest that COPI owns in Americold Logistics. Under the Agreement, the Company agreed to allow COPI to grant Bank of America a first priority security interest in the membership interest and to subordinate its own security interest to Bank of America. In addition, the Company has agreed to form and capitalize a separate entity to be owned by the Company's shareholders, and to cause the new entity to commit to acquire COPI's entire membership interest in the tenant for approximately $15,500. Under the Agreement, COPI has agreed that it will use the proceeds of the sale of the membership interest to repay Bank of America in full.

         Completion and effectiveness of the plan of reorganization for COPI is contingent upon a number of conditions, including the vote of COPI's stockholders, the approval of the plan by certain of COPI's creditors and the approval of the bankruptcy court.

         The following Unaudited Condensed Consolidated Pro Forma Financial Statements are based upon the historical financial statements of the Company and of the assets being transferred to the Company from COPI under the Agreement. The Unaudited Condensed Consolidated Pro Forma Balance Sheet as of December 31, 2001 is presented as if principal transactions contemplated by the Agreement had been completed on December 31, 2001. The Unaudited Condensed Consolidated Pro Forma Statements of Operations for the years ended December 31, 2001 and 2000 are presented as if these transactions had occurred as of the beginning of the respective periods.

         The Unaudited Condensed Consolidated Pro Forma Financial Statements have been prepared based on a number of assumptions, estimates and uncertainties including, but not limited to, estimates of the fair values of assets received and liabilities assumed and estimated transaction costs. As a result of these assumptions, estimates and uncertainties, the accompanying Unaudited Condensed Consolidated Pro Forma Financial Statements do not purport to predict the actual financial condition as of December 31, 2001 or results of operations that would have been achieved had the principal transactions contemplated by the Agreement had been completed as of January 1, 2001 or 2000.

UNAUDITED CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET

                                                 AS OF DECEMBER 31,
                                                       2001
                                                 ------------------
Real estate, net                                    $3,361,929
Cash                                                   191,128
Other assets                                         1,011,741
                                                    ----------
     Total assets                                   $4,564,798
                                                    ==========

Notes payable                                       $2,396,290
Other liabilities                                      442,467
Minority interests                                     353,012
Total shareholders' equity                           1,373,029
                                                    ----------
      Total liabilities and shareholders' equity    $4,564,798
                                                    ==========



UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                             2001               2000
                                                         -------------     -------------
Total revenues                                           $   1,148,828     $   1,209,881
Total expenses                                               1,069,608         1,084,201
                                                         -------------     -------------

Operating Income                                                79,220           125,680

Total other income and expense                                  53,161           195,349

Income before minority interests, income taxes
  and extraordinary item                                       132,381           321,029

Income before extraordinary item and
  cumulative effect of change in accounting principle           94,929           249,871
                                                         =============     =============

Basic Earnings per share(1)                              $        0.88     $        2.20
Diluted Earnings per share(1)                            $        0.87     $        2.18

(1) Represents earnings per share for income before extraordinary item and cumulative effect of change in accounting principle.


         The unaudited pro forma condensed consolidated balance sheet combines the Company's consolidated historical balance sheet for the year ended December 31, 2001 with the following adjustments:

         o Reflects the inclusion of the assets and liabilities of the eight Hotel/Resort Properties as of December 31, 2001;

         o Eliminates the eight Hotel/Resort Properties' initial working capital receivable on the Company's balance sheet with the offsetting net working capital payable;

         o Adjusts the historical balance sheet to consolidate the balance sheets of Desert Mountain Development Corporation ("DMDC"), The Woodlands Land Company ("TWLC"), other entities, and COPI Colorado (which, as the owner of 100% of the voting stock of Crescent Resort Development, Inc. ("CRD"), consolidates the balance of CRD) as a result of the Company's retention of voting stock of DMDC, TWLC and other entities, and the Company's retention of the 60% general partnership interest in COPI Colorado.

         o Eliminates the Company's equity investment in the historical December 31, 2001 balance sheet for DMDC, TWLC, CRD and other entities;

         o Eliminates the intercompany loans and associated accrued interest and capitalized interest between the Company and DMDC, CRD and other entities;

         o Reflects the Company's capitalization of a new entity to be owned by shareholders that will be committed to acquire COPI's membership interest in AmeriCold Logistics; and

         o Reflects the issuance of $5,000 of the Company's shares to COPI stockholders.

         The unaudited pro forma condensed consolidated operating results combine the Company's consolidated historical statements of operations for the years ended December 31, 2001 and 2000 with the following adjustments:

         o Excludes the $92,782 impairment and other charges related to COPI as contained in the Company's historical 2001 consolidated statement of operations, as it's deemed non-recurring;

         o Includes the operating results for the eight Hotel/Resort Properties after deducting the amount of the lessee rent payments due under the respective leases;

         o Eliminates hotel lessees' rent expense to the Company and the Company's rental revenue from the hotel lessees;

         o Reflects the consolidation of the operations of DMDC, TWLC, other entities and COPI Colorado with the Company's historical Statement of Operations, as a result of the Company's retention of voting stock for DMDC, TWLC, and other entities and the Company's retention of the 60% general partnership interest in COPI Colorado;

         o Eliminates the Company's historical equity in net income for DMDC, TWLC, CRD and other entities;

         o Eliminates intercompany interest expense on the loans from the Company to DMDC and CRD;

         o Reflects income tax benefit for the hotel business, calculated as 40% of the net loss for the hotel lessees; and

         o Reflects the additional shares issued to COPI shareholders, valued at $5,000, using the Company's current share price of $17.91.

                                                                    SCHEDULE III

                      CRESCENT REAL ESTATE EQUITIES COMPANY
        CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (dollars in thousands)


                                                                              Costs
                                                                            Capitalized      Impairment
                                                                           Subsequent to     to Carrying
                                                       Initial Costs        Acquisitions       Value
                                                 -----------------------  ----------------  -------------
                                                                          Land, Buildings,    Buildings,               Buildings,
                                                                           Improvements,    Improvements,             Improvements
                                                                             Furniture,      Furniture,                Furniture,
                                                           Buildings and   Fixtures and     Fixtures and              Fixtures and
              Description                         Land     Improvements      Equipment        Equipment       Land     Equipment
----------------------------------------------   --------  -------------  ----------------  --------------  --------  ------------
The Citadel, Denver, CO                          $  1,803  $      17,259  $          4,782  $           --  $  1,803  $     22,041
Las Colinas Plaza, Irving, TX                       2,576          7,125             1,965              --     2,581         9,085
Carter Burgess Plaza, Fort Worth, TX                1,375         66,649            39,131              --     1,375       105,780
The Crescent Office Towers, Dallas, TX              6,723        153,383            83,870              --     6,723       237,253
MacArthur Center I & II, Irving, TX                   704         17,247             5,007              --       880        22,078
125. E. John Carpenter Freeway, Irving, TX          2,200         48,744             2,903              --     2,200        51,647
Regency Plaza One, Denver, CO                         950         31,797             2,664              --       950        34,461
The Avallon, Austin, TX                               475         11,207               723              --       475        11,930
Waterside Commons, Irving, TX                       3,650         20,135             7,445              --     3,650        27,580
Two Renaissance Square, Phoenix, AZ                    --         54,412            10,290              --        --        64,702
Liberty Plaza I & II, Dallas, TX                    1,650         15,956               538              --     1,650        16,494
6225 North 24th Street, Phoenix, AZ                   719          6,566             3,433              --       719         9,999
Denver Marriott City Center, Denver, CO                --         50,364             6,981              --        --        57,345
MCI Tower, Denver, CO                                  --         56,593             3,267              --        --        59,860
Spectrum Center, Dallas, TX                         2,000         41,096             8,009              --     2,000        49,105
Ptarmigan Place, Denver, CO                         3,145         28,815             5,437              --     3,145        34,252
Stanford Corporate Centre, Dallas, TX                  --         16,493             6,507              --        --        23,000
Barton Oaks Plaza One, Austin, TX                     900          8,207             2,032              --       900        10,239
The Aberdeen, Dallas, TX                              850         25,895               409              --       850        26,304
12404 Park Central, Dallas, TX                      1,604         14,504             4,933              --     1,604        19,437
Briargate Office and                                                                     0                        --
   Research Center, Colorado Springs, CO            2,000         18,044             1,603              --     2,000        19,647
Hyatt Regency Beaver Creek, Avon, CO               10,882         40,789            19,698              --    10,882        60,487
Albuquerque Plaza, Albuquerque, NM                     --         36,667             2,689              --       101        39,255
Hyatt Regency Albuquerque, Albuquerque, NM             --         32,241             4,840              --        --        37,081
The Woodlands Office Properties, Houston, TX(2)    12,007         35,865           (12,417)             --     8,735        26,720
Sonoma Mission Inn & Spa, Sonoma, CA             $ 10,000  $      44,922  $         36,444  $           --  $ 10,000  $     81,366
Bank One Tower, Austin, TX (3)                      3,879         35,431           (39,310)             --        --            --


                                                                                                             Life on Which
                                                                                                            Depreciation in
                                                                                                              Latest come
                                                                  Accumulated     Date of     Acquisition     Statement Is
              Description                               Total    Depreciation   Construction      Date         Computed
-------------------------------------------------      --------  ------------   ------------  ------------  --------------
The Citadel, Denver, CO                                $ 23,844  $    (15,092)      1987          1987            (1)
Las Colinas Plaza, Irving, TX                            11,666        (4,739)      1989          1989            (1)
Carter Burgess Plaza, Fort Worth, TX                    107,155       (47,594)      1982          1990            (1)
The Crescent Office Towers, Dallas, TX                  243,976      (159,434)      1985          1993            (1)
MacArthur Center I & II, Irving, TX                      22,958        (8,354)    1982/1986       1993            (1)
125. E. John Carpenter Freeway, Irving, TX               53,847       (10,614)      1982          1994            (1)
Regency Plaza One, Denver, CO                            35,411        (7,139)      1985          1994            (1)
The Avallon, Austin, TX                                  12,405        (2,125)      1986          1994            (1)
Waterside Commons, Irving, TX                            31,230        (5,193)      1986          1994            (1)
Two Renaissance Square, Phoenix, AZ                      64,702       (14,627)      1990          1994            (1)
Liberty Plaza I & II, Dallas, TX                         18,144        (3,173)    1981/1986       1994            (1)
6225 North 24th Street, Phoenix, AZ                      10,718        (2,891)      1981          1995            (1)
Denver Marriott City Center, Denver, CO                  57,345       (13,117)      1982          1995            (1)
MCI Tower, Denver, CO                                    59,860        (9,457)      1982          1995            (1)
Spectrum Center, Dallas, TX                              51,105       (11,103)      1983          1995            (1)
Ptarmigan Place, Denver, CO                              37,397        (8,294)      1984          1995            (1)
Stanford Corporate Centre, Dallas, TX                    23,000        (4,807)      1985          1995            (1)
Barton Oaks Plaza One, Austin, TX                        11,139        (2,343)      1986          1995            (1)
The Aberdeen, Dallas, TX                                 27,154        (6,357)      1986          1995            (1)
12404 Park Central, Dallas, TX                           21,041        (4,043)      1987          1995            (1)
Briargate Office and                                         --            --
   Research Center, Colorado Springs, CO                 21,647        (3,655)      1988          1995            (1)
Hyatt Regency Beaver Creek, Avon, CO                     71,369       (10,104)      1989          1995            (1)
Albuquerque Plaza, Albuquerque, NM                       39,356        (6,271)      1990          1995            (1)
Hyatt Regency Albuquerque, Albuquerque, NM               37,081        (8,041)      1990          1995            (1)
The Woodlands Office Properties, Houston, TX(2)          35,455        (8,813)    1980-1993       1995            (1)
Sonoma Mission Inn & Spa, Sonoma, CA                   $ 91,366  $    (10,734)      1927          1996            (1)
Bank One Tower, Austin, TX (3)                               --            --       1974          1996            (1)

                                                                    SCHEDULE III

                                                                              Costs
                                                                            Capitalized      Impairment
                                                                           Subsequent to     to Carrying
                                                       Initial Costs        Acquisitions       Value
                                                 -----------------------  ----------------  -------------
                                                                          Land, Buildings,    Buildings,               Buildings,
                                                                           Improvements,    Improvements,             Improvements
                                                                             Furniture,      Furniture,                Furniture,
                                                           Buildings and   Fixtures and     Fixtures and              Fixtures and
              Description                         Land     Improvements      Equipment        Equipment       Land     Equipment
----------------------------------------------   --------  -------------  ----------------  --------------  --------  ------------
Canyon Ranch, Tucson, AZ                           14,500         43,038             5,842              --    17,846        45,534
3333 Lee Parkway, Dallas, TX                        1,450         13,177             3,881              --     1,468        17,040
Greenway I & IA, Richardson, TX                     1,701         15,312               523              --     1,701        15,835
Three Westlake Park, Houston, TX                    2,920         26,512             3,114              --     2,920        29,626
Frost Bank Plaza, Austin, TX                           --         36,019             5,427              --        --        41,446
301 Congress Avenue, Austin, TX                     2,000         41,735             7,716              --     2,000        49,451
Chancellor Park, San Diego, CA                      8,028         23,430            (5,202)             --     2,328        23,928
Canyon Ranch, Lenox, MA                             4,200         25,218            12,941              --     4,200        38,159
Greenway Plaza Office Portfolio, Houston, TX       27,204        184,765           105,498              --    27,204       290,263
The Woodlands Office Properties, Houston, TX        2,393          8,523                --              --     2,393         8,523
1800 West Loop South, Houston, TX                   4,165         40,857             2,945              --     4,165        43,802
55 Madison, Denver, CO                              1,451         13,253             1,325              --     1,451        14,578
Miami Center, Miami, FL                            13,145        118,763             7,726              --    13,145       126,489
44 Cook, Denver, CO                                 1,451         13,253             2,516              --     1,451        15,769
Trammell Crow Center, Dallas, TX                   25,029        137,320            13,596              --    25,029       150,916
Greenway II, Richardson, TX                         1,823         16,421             1,105              --     1,823        17,526
Fountain Place, Dallas, TX                         10,364        103,212             8,825              --    10,364       112,037
Behavioral Healthcare Facilities(4)                89,000        301,269          (235,137)       (122,202)   12,785        20,145
Houston Center, Houston, TX                        52,504        224,041            15,366              --    47,406       244,505
Ventana Country Inn, Big Sur, CA                    2,782         26,744             3,941              --     2,782        30,685
5050 Quorum, Dallas, TX                               898          8,243               846              --       898         9,089
Addison Tower, Dallas, TX                             830          7,701               663              --       830         8,364
Cedar Springs Plaza, Dallas, TX                       700          6,549             1,281              --       700         7,830
Palisades Central I, Dallas, TX                     1,300         11,797             1,513              --     1,300        13,310
Palisades Central II, Dallas, TX                    2,100         19,176             5,803              --     2,100        24,979
Reverchon Plaza, Dallas, TX                         2,850         26,302             2,198              --     2,850        28,500
Stemmons Place, Dallas, TX                             --         37,537             3,686              --        --        41,223
The Addison, Dallas, TX                             1,990         17,998               790              --     1,990        18,788
Sonoma Golf Course, Sonoma, CA                     14,956             --             2,139              --    11,795         5,300
Austin Centre,  Austin, TX                          1,494         36,475             2,675              --     1,494        39,750
Omni Austin Hotel,  Austin, TX                      2,409         56,670             3,280              --     2,409        59,950
Washington Harbour, Washington, D.C. (5)         $ 16,100  $     146,438  $       (162,538) $           --  $     --  $         --
Four Westlake Park,  Houston, TX (3)                3,910         79,190           (79,190)             --     3,910            --
Post Oak Central, Houston, TX                      15,525        139,777             8,492              --    15,525       148,269
Datran Center, Miami, FL                               --         71,091             3,528              --        --        74,619

                                                                                                             Life on Which
                                                                                                            Depreciation in
                                                                                                              Latest come
                                                                  Accumulated     Date of     Acquisition     Statement Is
              Description                               Total    Depreciation   Construction      Date         Computed
-------------------------------------------------      --------  ------------   ------------  ------------  --------------
Canyon Ranch, Tucson, AZ                                 63,380        (6,626)      1980          1996            (1)
3333 Lee Parkway, Dallas, TX                             18,508        (3,330)      1983          1996            (1)
Greenway I & IA, Richardson, TX                          17,536        (2,045)      1983          1996            (1)
Three Westlake Park, Houston, TX                         32,546        (3,765)      1983          1996            (1)
Frost Bank Plaza, Austin, TX                             41,446        (6,590)      1984          1996            (1)
301 Congress Avenue, Austin, TX                          51,451        (8,701)      1986          1996            (1)
Chancellor Park, San Diego, CA                           26,256        (3,542)      1988          1996            (1)
Canyon Ranch, Lenox, MA                                  42,359        (7,317)      1989          1996            (1)
Greenway Plaza Office Portfolio, Houston, TX            317,467       (52,175)    1969-1982       1996            (1)
The Woodlands Office Properties, Houston, TX             10,916        (1,805)    1995-1996       1996            (1)
1800 West Loop South, Houston, TX                        47,967        (4,966)      1982          1997            (1)
55 Madison, Denver, CO                                   16,029        (2,229)      1982          1997            (1)
Miami Center, Miami, FL                                 139,634       (13,615)      1983          1997            (1)
44 Cook, Denver, CO                                      17,220        (2,723)      1984          1997            (1)
Trammell Crow Center, Dallas, TX                        175,945       (20,323)      1984          1997            (1)
Greenway II, Richardson, TX                              19,349        (2,074)      1985          1997            (1)
Fountain Place, Dallas, TX                              122,401       (12,580)      1986          1997            (1)
Behavioral Healthcare Facilities(4)                      32,930        (4,995)    1850-1992       1997            (1)
Houston Center, Houston, TX                             291,911       (28,034)    1974-1983       1997            (1)
Ventana Country Inn, Big Sur, CA                         33,467        (4,270)    1975-1988       1997            (1)
5050 Quorum, Dallas, TX                                   9,987        (1,202)    1980/1986       1997            (1)
Addison Tower, Dallas, TX                                 9,194        (1,184)    1980/1986       1997            (1)
Cedar Springs Plaza, Dallas, TX                           8,530        (1,309)    1980/1986       1997            (1)
Palisades Central I, Dallas, TX                          14,610        (1,916)    1980/1986       1997            (1)
Palisades Central II, Dallas, TX                         27,079        (3,532)    1980/1986       1997            (1)
Reverchon Plaza, Dallas, TX                              31,350        (3,760)    1980/1986       1997            (1)
Stemmons Place, Dallas, TX                               41,223        (5,486)    1980/1986       1997            (1)
The Addison, Dallas, TX                                  20,778        (2,215)    1980/1986       1997            (1)
Sonoma Golf Course, Sonoma, CA                           17,095        (1,063)      1929          1998            (1)
Austin Centre,  Austin, TX                               40,644        (4,195)      1986          1998            (1)
Omni Austin Hotel,  Austin, TX                           62,359        (8,618)      1986          1998            (1)
Washington Harbour, Washington, D.C. (5)               $     --  $         --       1986          1998            (1)
Four Westlake Park,  Houston, TX (3)                      3,910            --       1992          1998            (1)
Post Oak Central, Houston, TX                           163,794       (14,478)    1974-1981       1998            (1)
Datran Center, Miami, FL                                 74,619        (6,940)    1986-1992       1998            (1)

                                                                    SCHEDULE III

                                                                              Costs
                                                                            Capitalized      Impairment
                                                                           Subsequent to     to Carrying
                                                       Initial Costs        Acquisitions       Value
                                                 -----------------------  ----------------  -------------
                                                                          Land, Buildings,    Buildings,               Buildings,
                                                                           Improvements,    Improvements,             Improvements
                                                                             Furniture,      Furniture,                Furniture,
                                                           Buildings and   Fixtures and     Fixtures and              Fixtures and
              Description                         Land     Improvements      Equipment        Equipment       Land     Equipment
----------------------------------------------   --------  -------------  ----------------  --------------  --------  ------------
Avallon Phase II,  Austin, TX                       1,102             --            23,365              --     1,236        23,231
Plaza Park Garage                                   2,032         14,125               570              --     2,032        14,695
Washington Harbour Phase II, Washington, D.C       15,279            411               283              --    15,322           651
5 Houston Center, Houston, TX                       7,598             --            (7,598)             --        --            --
Houston Center Land, Houston, TX                   14,642             --                22              --    14,515           149
Crescent Real Estate Equities L.P.                     --             --            29,648              --        --        29,648
Other                                              23,270          2,874            17,059              --    29,608        13,595
Land held for development or sale, Dallas, TX      27,288             --            (7,474)             --    19,670           144
                                                 --------  -------------  ----------------  --------------  --------  ------------
Total                                            $492,475  $   3,031,622  $         26,862  $     (122,202) $373,868  $  3,054,889
                                                 ========  =============  ================  ==============  ========  ============

                                                                                                             Life on Which
                                                                                                            Depreciation in
                                                                                                              Latest come
                                                                  Accumulated     Date of     Acquisition     Statement Is
              Description                               Total    Depreciation   Construction      Date         Computed
-------------------------------------------------    ----------  ------------   ------------  ------------  --------------
Avallon Phase II,  Austin, TX                            24,467        (2,055)      1997           --             (1)
Plaza Park Garage                                        16,727        (1,020)      1998           --             (1)
Washington Harbour Phase II, Washington, D.C.            15,973            --       1998           --             (1)
5 Houston Center, Houston, TX                                --            --        --            --             (1)
Houston Center Land, Houston, TX                         14,664          (18)        --            --             (1)
Crescent Real Estate Equities L.P.                       29,648       (9,202)        --            --             (1)
Other                                                    43,203         (822)        --            --             (1)
Land held for development or sale, Dallas, TX            19,814            --        --            --             --
                                                     ----------  ------------
Total                                                $3,428,757  $   (648,834)
                                                     ==========  ============


(1) Depreciation of the real estate assets is calculated over the following estimated useful lives using the straight-line method:

    Building and improvements            5 to 40 years
    Tenant improvements                  Terms of leases
    Furniture, fixtures, and equipment   3 to 5 years


(2) During the year ended December 31, 2001, The Woodlands Office Equities - '95 Limited, owned by the Company and the Woodlands Commercial Properties Company, L.P., sold three of The Woodlands Office Properties.

(3) On July 30, 2001, the Company entered into joint venture arrangements with GE for these Office Properties. The gross amount at which land is carried for Four Westlake Park includes $3,910 of land, which was not joint ventured.

(4) Depreciation on behavioral healthcare properties held for sale ceased from 11/11/99 through 12/31/01 (the period over which these properties were held for sale).

(5) These Office Properties were sold on September 18, 2001.

         A summary of combined real estate investments and accumulated depreciation is as follows:

                                               2001            2000            1999
                                       ------------    ------------    ------------
Real estate investments:
      Balance, beginning of year       $  3,690,915    $  4,095,574    $  4,129,372
          Acquisitions                           --          22,170              --
          Improvements                       98,946         108,950          95,210
          Dispositions                     (352,646)       (526,430)         (8,435)
          Impairments                        (8,458)         (9,349)       (120,573)
                                       ------------    ------------    ------------
      Balance, end of year             $  3,428,757    $  3,690,915    $  4,095,574
                                       ============    ============    ============

Accumulated Depreciation:
      Balance, beginning of year       $    564,805    $    507,520    $    387,457
          Depreciation                      111,086         123,839         120,745
          Dispositions                      (27,057)        (66,554)           (682)
                                       ------------    ------------    ------------
      Balance, end of year             $    648,834    $    564,805    $    507,520
                                       ============    ============    ============

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

ITEM 10. TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2002.

ITEM 11. EXECUTIVE COMPENSATION

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information this Item requires is incorporated by reference to the Company's Proxy Statement to be filed with the SEC for its annual shareholders' meeting to be held in June 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

         Report of Independent Public Accountants

         Crescent Real Estate Equities Company Consolidated Balance Sheets at December 31, 2001 and 2000.

         Crescent Real Estate Equities Company Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

         Crescent Real Estate Equities Company Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999.

         Crescent Real Estate Equities Company Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

         Crescent Real Estate Equities Company Notes to Financial Statements.

(a)(2)  Financial Statement Schedules

         Schedule III - Crescent Real Estate Equities Company Consolidated Real Estate Investments and Accumulated Depreciation at December 31, 2001.

         All other schedules have been omitted either because they are not applicable or because the required information has been disclosed in the Financial Statements and related notes included in the consolidated statements.

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           ----------------------

 3.01             Restated Declaration of Trust of Crescent Real Estate Equities
                  Company, as amended (filed as Exhibit 3.01 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 2001 and incorporated herein by reference)

 3.02             Amended and Restated Bylaws of Crescent Real Estate Equities
                  Company, as amended (filed as Exhibit No. 3.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

 4.01 Form of Common Share Certificate (filed as Exhibit No. 4.03 to the Registrant's Registration Statement on Form S-3 (File No.
                  333-21905) and incorporated herein by reference)

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

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           ----------------------

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

 10.05 Eighth Amendment to the Employment Agreement of John C. Goff, dated as of April 10, 2001, effective as of January 1, 2001
                  (filed as Exhibit No. 10.03 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 2001 (the
                  "2001 2Q 10-Q") and incorporated herein by reference)

 10.06            Employment Agreement of Jerry R. Crenshaw, Jr., dated as of
                  December 14, 1998 (filed as Exhibit No. 10.08 to the 1999 10-K and incorporated herein by reference)

 10.07            Form of Officers' and Trust Managers' Indemnification
                  Agreement as entered into between the Registrant and each of its executive officers and trust managers (filed as Exhibit
                  No. 10.07 to the Form S-4 and incorporated herein by reference)

 10.08            Crescent Real Estate Equities Company 1994 Stock Incentive
                  Plan (filed as Exhibit No. 10.07 to the Registrant's
                  Registration Statement on Form S-11 (File No. 33-75188) (the
                  "Form S-11") and incorporated herein by reference)

 10.09            Third Amended and Restated 1995 Crescent Real Estate Equities
                  Company Stock Incentive Plan (filed as Exhibit No. 10.01 to the 2001 2Q 10-Q and incorporated herein by reference)

 10.10            Amendment dated as of November 4, 1999 to the Crescent Real
                  Estate Equities Company 1994 Stock Incentive Plan and the
                  Second Amended and Restated 1995 Crescent Real Estate Equities
                  Company Stock Incentive Plan (filed as Exhibit No. 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 10-K") and incorporated herein by reference)

 10.11            Amendment dated as of November 1, 2001 to the Crescent Real
                  Estate Equities Company 1994 Stock Incentive Plan and the
                  Third Amended and Restated 1995 Crescent Real Estate Equities
                  Company Stock Incentive Plan (filed herewith)

 10.12            Amended and Restated 1995 Crescent Real Estate Equities
                  Limited Partnership Unit Incentive Plan (filed as Exhibit No.
                  99.01 to the Registrant's Registration Statement on Form S-8
                  (File No. 333-3452) and incorporated herein by reference)

 10.13            1996 Crescent Real Estate Equities Limited Partnership Unit
                  Incentive Plan, as amended (filed as Exhibit No. 10.14 to the
                  1999 10-K and incorporated herein by reference)

 10.14            Amendment dated as of November 5, 1999 to the 1996 Crescent
                  Real Estate Equities Limited Partnership Unit Incentive Plan
                  (filed as Exhibit No. 10.13 to the Registrant's 2000 10-K and incorporated herein by reference)

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           ----------------------

 10.15            Crescent Real Estate Equities, Ltd. Dividend Incentive Unit
                  Plan (filed as Exhibit No. 10.14 to the Registrant's 2000 10-K and incorporated herein by reference)


 10.16            Annual Incentive Compensation Plan for select Employees of
                  Crescent Real Estate Equities, Ltd. (filed as Exhibit No.
                  10.15 to the 2000 10-K and incorporated herein by reference)

 10.17            Crescent Real Estate Equities, Ltd. First Amended and Restated
                  401(k) Plan, as amended (filed as Exhibit No. 10.12 to the
                  Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

 10.18            Form of Registration Rights, Lock-Up and Pledge Agreement
                  (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

 21.01            List of Subsidiaries (filed herewith)

 23.01            Consent of Arthur Andersen LLP (filed herewith)



(b)   Reports on Form 8-K

      None

(c)   Exhibits

      See Item 14(a)(3) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2002.

                                CRESCENT REAL ESTATE EQUITIES COMPANY
                                              (Registrant)

                                By /s/ John C. Goff
                                   ---------------------------------------------
                                       John C. Goff
                                       Trust Manager and Chief Executive Officer


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

            SIGNATURE                                    TITLE                                  DATE
            ---------                                    -----                                  ----

/s/ Richard E. Rainwater               Trust Manager and Chairman of the Board                 3/13/02
--------------------------------
    Richard E. Rainwater

/s/ John C. Goff                       Trust Manager and Chief Executive                       3/13/02
--------------------------------       Officer (Principal Executive Officer)
    John C. Goff

/s/ Jerry R. Crenshaw Jr.              Senior Vice President and Chief Financial               3/13/02
--------------------------------       Officer (Principal Accounting and Financial Officer)
    Jerry R. Crenshaw Jr.

/s/ Anthony M. Frank                   Trust Manager                                           3/13/02
--------------------------------
    Anthony M. Frank

/s/ William F. Quinn                   Trust Manager                                           3/13/02
--------------------------------
    William F. Quinn

/s/ Paul E. Rowsey, III                Trust Manager                                           3/13/02
--------------------------------
    Paul E. Rowsey, III

/s/ David M. Sherman                   Trust Manager                                           3/13/02
--------------------------------
    David M. Sherman

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           ----------------------

 3.01             Restated Declaration of Trust of Crescent Real Estate Equities
                  Company, as amended (filed as Exhibit 3.01 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 2001 and incorporated herein by reference)

 3.02             Amended and Restated Bylaws of Crescent Real Estate Equities
                  Company, as amended (filed as Exhibit No. 3.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

 4.01 Form of Common Share Certificate (filed as Exhibit No. 4.03 to the Registrant's Registration Statement on Form S-3 (File No.
                  333-21905) and incorporated herein by reference)

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

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           ----------------------

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

 10.05 Eighth Amendment to the Employment Agreement of John C. Goff, dated as of April 10, 2001, effective as of January 1, 2001
                  (filed as Exhibit No. 10.03 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 2001 (the
                  "2001 2Q 10-Q") and incorporated herein by reference)

 10.06            Employment Agreement of Jerry R. Crenshaw, Jr., dated as of
                  December 14, 1998 (filed as Exhibit No. 10.08 to the 1999 10-K and incorporated herein by reference)

 10.07            Form of Officers' and Trust Managers' Indemnification
                  Agreement as entered into between the Registrant and each of its executive officers and trust managers (filed as Exhibit
                  No. 10.07 to the Form S-4 and incorporated herein by reference)

 10.08            Crescent Real Estate Equities Company 1994 Stock Incentive
                  Plan (filed as Exhibit No. 10.07 to the Registrant's
                  Registration Statement on Form S-11 (File No. 33-75188) (the
                  "Form S-11") and incorporated herein by reference)

 10.09            Third Amended and Restated 1995 Crescent Real Estate Equities
                  Company Stock Incentive Plan (filed as Exhibit No. 10.01 to the 2001 2Q 10-Q and incorporated herein by reference)

 10.10            Amendment dated as of November 4, 1999 to the Crescent Real
                  Estate Equities Company 1994 Stock Incentive Plan and the
                  Second Amended and Restated 1995 Crescent Real Estate Equities
                  Company Stock Incentive Plan (filed as Exhibit No. 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 10-K") and incorporated herein by reference)

 10.11            Amendment dated as of November 1, 2001 to the Crescent Real
                  Estate Equities Company 1994 Stock Incentive Plan and the
                  Third Amended and Restated 1995 Crescent Real Estate Equities
                  Company Stock Incentive Plan (filed herewith)

 10.12            Amended and Restated 1995 Crescent Real Estate Equities
                  Limited Partnership Unit Incentive Plan (filed as Exhibit No.
                  99.01 to the Registrant's Registration Statement on Form S-8
                  (File No. 333-3452) and incorporated herein by reference)

 10.13            1996 Crescent Real Estate Equities Limited Partnership Unit
                  Incentive Plan, as amended (filed as Exhibit No. 10.14 to the
                  1999 10-K and incorporated herein by reference)

 10.14            Amendment dated as of November 5, 1999 to the 1996 Crescent
                  Real Estate Equities Limited Partnership Unit Incentive Plan
                  (filed as Exhibit No. 10.13 to the Registrant's 2000 10-K and incorporated herein by reference)

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           ----------------------

 10.15            Crescent Real Estate Equities, Ltd. Dividend Incentive Unit
                  Plan (filed as Exhibit No. 10.14 to the Registrant's 2000 10-K and incorporated herein by reference)


 10.16            Annual Incentive Compensation Plan for select Employees of
                  Crescent Real Estate Equities, Ltd. (filed as Exhibit No.
                  10.15 to the 2000 10-K and incorporated herein by reference)

 10.17            Crescent Real Estate Equities, Ltd. First Amended and Restated
                  401(k) Plan, as amended (filed as Exhibit No. 10.12 to the
                  Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

 10.18            Form of Registration Rights, Lock-Up and Pledge Agreement
                  (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

 21.01            List of Subsidiaries (filed herewith)

 23.01            Consent of Arthur Andersen LLP (filed herewith)