Form 10-K/A
period 2001-12-31
CRESCENT REAL ESTATE EQUITIES CO
filed 2002-04-01
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

      (Mark One)
      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.
                                       OR
      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-13038

                      CRESCENT REAL ESTATE EQUITIES COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            TEXAS                                                52-1862813
 -------------------------------                          ----------------------
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

                            YES [X]          NO    [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 25, 2002, the aggregate market value of the 96,368,621 common shares and 8,000,000 preferred shares held by non-affiliates of the registrant was approximately $1.8 billion and $157.6 million, respectively, based upon the closing price of $18.99 for common shares and $19.70 for preferred shares on the New York Stock Exchange.

Number of Common Shares outstanding as of March 25, 2002:            119,365,362
Number of Preferred Shares outstanding as of March 25, 2002:           8,000,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Registrant's 2002 Annual Meeting of Shareholders to be held in June 2002 are incorporated by reference into Part III.

         The Form 10-K of Crescent Real Estate Equities Company (the "Company") for the year ended December 31, 2001 is being amended to (i) amend the cover page to reflect certain additional and updated information relating to the Company's equity (ii) amend and restate in its entirety Item 1. Business to update internal cross references to amended Items (iii) amend and restate in its entirety Item 6. Selected Financial Data to conform to financial statement changes in Item 8. Financial Statements and Supplementary Data (iv) amend and restate in its entirety Item 7. Management's Discussion and Analysis of Financial Condition and Historical Results of Operations to include certain additional information in response to a comment letter received from the Securities and Exchange Commission ("SEC") related to another filing, (v) amend and restate in its entirety Item 7A. Quantitative and Qualitative Disclosures about Market Risk to include certain additional information in response to a comment letter received from the SEC related to another filing and (vi) to amend and restate in its entirety Item 8. Financial Statements and Supplementary Data to include certain additional information in response to a comment letter received from the SEC related to another filing.

                                TABLE OF CONTENTS

                                                                                          PAGE
                                     PART I.

Item 1.    Business.................................................................        3


                                    PART II.

Item 6.    Selected Financial Data..................................................       16
Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations............................................................       17
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...............       49
Item 8.    Financial Statements and Supplementary Data..............................       51

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

         On February 14, 2002, the Company executed an agreement with Crescent Operating, Inc. ("COPI"), pursuant to which COPI transferred to the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and the voting common stock in three of the Company's Residential Development Corporations. The Company will fully consolidate the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations, beginning on the date of the transfers of these assets. See "Note 22. Subsequent Events" included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's agreement with COPI.

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

                              ENVIRONMENTAL MATTERS

         The Company and its Properties are subject to a variety of federal, state and local environmental, health and safety laws, including:

         o Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA");

         o        Resource Conservation & Recovery Act;

         o        Clean Water Act;

         o        Clean Air Act;

         o        Toxic Substances Control Act; and

         o        Occupational Safety & Health Act.

         The application of these laws to a specific property that the Company owns will be dependent on a variety of property-specific circumstances, including the former uses of the property and the building materials used at each property. Under certain environmental laws, principally CERCLA and comparable state laws, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at the property. They may also be held liable to a governmental entity or third parties for property damage and for investigation and clean up costs such parties incur in connection with the contamination, whether or not the owner or operator knew of, or was responsible for, the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The owner or operator of a site also may be liable under certain environmental laws and common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. Such costs or liabilities could exceed the value of the affected real estate. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

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

JOINT VENTURE ARRANGEMENTS

5 Houston Center

         On June 4, 2001, the Company entered into a joint venture arrangement with a pension fund advised by JP Morgan Investment Management, Inc. ("JPM") to construct the 5 Houston Center Office Property within the Company's Houston Center mixed-use Office Property complex in Houston, Texas. The Class A Office Property will consist of 577,000 net rentable square feet. The joint venture is structured such that the fund holds a 75% equity interest, and the Company holds a 25% equity interest in the Property. In addition, the Company is developing, and will manage and lease, the Property on a fee basis.

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

    PROJECTED POPULATION GROWTH AND EMPLOYMENT GROWTH FOR ALL COMPANY MARKETS

                                              Population          Employment
                                                Growth              Growth
     Metropolitan Statistical Area            2002-2011            2002-2011
     -------------------------------          ---------            ---------
     Albuquerque, NM                             22.05%              14.15%
     Austin, TX                                  26.02               36.61
     Colorado Springs, CO                        27.48               15.83
     Dallas, TX                                  15.89               20.92
     Denver, CO                                  11.34               19.76
     Fort Worth, TX                              19.03               22.31
     Houston, TX                                 15.61               22.43
     Miami, FL                                    9.03               15.90
     Phoenix, AZ                                 27.24               33.41
     San Diego, CA                               17.35               17.29
     UNITED STATES                                8.49               12.01

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

5 Houston Center Office Property

         The Company is currently developing the 5 Houston Center Office Property in Houston, Texas. Construction of the planned 27-story, Class A Office Property consisting of 577,000 net rentable square feet commenced in November 2000, and is expected to be completed in the fourth quarter of 2002. In June 2001, the Company entered into a joint venture arrangement with a pension fund advised by JPM to construct this Office Property. The joint venture is structured such that the fund holds a 75% equity interest, and the Company holds a 25% equity interest in the Property.

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

         See "Note 22. Subsequent Events" included in "Item 8. Financial Statements and Supplemental Data" for additional information regarding the Company's agreement with COPI.

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

MARKET INFORMATION

         Lodging demand is highly dependent upon the global economy and volume of business travel. Prior to 2001, the hospitality industry enjoyed record profits. However, the uncertainty surrounding the weak global economy and the costs and fear resulting from the events of September 11, 2001 are expected to result in weak performance for much of 2002. This is evidenced by declines in both business and leisure travel in the United States. Although the hospitality industry will be negatively impacted to the extent demand is less than expected for much of 2002, management expects a recovery in 2003.

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

         See "Note 22. Subsequent Events" included in "Item 8. Financial Statements and Supplemental Data" for additional information regarding the Company's agreement with COPI.

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

         AmeriCold Logistics' same-store earnings before interest, taxes, depreciation and amortization, and rent declined 11% for the year ended December 31, 2001, compared to the same period in 2000. These declines are attributable to a reduction in total customer inventory stored at the warehouses and a reduction in the frequency of customer inventory turnover. AmeriCold Logistics deferred $25.5 million of rent for the year ended December 31, 2001, of which the Company's share was $10.2 million. AmeriCold Logistics also deferred $19.0 million and $5.4 million of rent for the years ended December 31, 2000 and 1999, respectively, of which the Company's share was $7.5 million and $2.1 million, respectively. In December 2001, the Temperature-Controlled Logistics Corporation waived its rights to collect $39.8 million of the total $49.9 million of deferred rent, of which the Company's share was $15.9 million. The Temperature-Controlled Logistics Corporation recorded adequate valuation allowances related to the waived deferred rental revenue during the years ended December 31, 2000, and 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Company related to the Temperature-Controlled Logistics Corporation's decision to waive collection of the deferred rent.

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

         AmeriCold Logistics' customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold Logistics' largest customers include:

                                                           PERCENTAGE OF
                                                           2001 REVENUE
                                                           ------------
H.J. Heinz & Co ......................................          16%
Con-Agra, Inc ........................................           8
Sara Lee Corp ........................................           5
McCain Foods, Inc ....................................           5
Tyson Foods, Inc .....................................           4
General Mills ........................................           4
J.R. Simplot .........................................           3
Flowers Food, Inc ....................................           3
Pro-Fac Cooperative, Inc .............................           2
Farmland Industries, Inc .............................           2
Other ................................................          48
                                                             -----
TOTAL ................................................         100%
                                                             =====

         Consolidation among retail and food service channels has limited the ability of manufacturers to pass along cost increases by raising prices. Because of this, manufacturers have been forced in the recent past to focus more intensely on supply chain cost (such as inventory management, transporataion and distribution) reduction initiatives in an effort to improve operating performance. As the economy continues to recover from the current recession and stabilize at a level significantly greater than the trailing six months' performance, AmeriCold Logistics will continue to examine key areas of its operations to maximize long-term growth potential. These initiatives include customer profitability, reductions of energy and labor costs and providing complete supply chain solutions complemented by information systems to its customers. In addition, as socioeconomic events create spikes in demand and upset the planning balance between manufacturers and retailers, AmeriCold will experience variability in short term revenues. However, as AmeriCold Logistics focuses on its key initiatives, it will forge alliances with existing and new customers that will encourage movement of product into its facilities and strengthen long-term revenues.

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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED HISTORICAL FINANCIAL DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------------------
                                                2001             2000             1999             1998             1997
                                            -------------    -------------    -------------    -------------    -------------
Operating Data:
   Total revenue ........................   $     696,054    $     718,405    $     746,279    $     698,343    $     447,373
   Operating (loss) income ..............         (28,084)          89,884          (54,954)         143,893          111,281
   Income before minority
      interests and extraordinary
      item ..............................          27,572          303,052           13,343          183,210          135,024
   Basic earnings per common share:
    (Loss) income before extraordinary
      item ..............................   $       (0.07)   $        2.08    $       (0.06)   $        1.26    $        1.25
    Net (loss) income ...................           (0.17)            2.05            (0.06)            1.26             1.25
   Diluted earnings per common share:
    (Loss) income before extraordinary
      item ..............................   $       (0.07)   $        2.05    $       (0.06)   $        1.21    $        1.20
    Net (loss) income ...................           (0.17)            2.02            (0.06)            1.21             1.20
BALANCE SHEET DATA
   (AT PERIOD END):
   Total assets .........................   $   4,142,149    $   4,543,318    $   4,950,561    $   5,043,447    $   4,179,980
   Total debt ...........................       2,214,094        2,271,895        2,598,929        2,318,156        1,710,125
   Total shareholders' equity ...........       1,405,940        1,731,327        2,056,774        2,422,545        2,197,317
OTHER DATA:
   Funds from Operations(1) .............   $     177,117    $     326,897    $     340,777    $     341,713    $     214,396
   Earnings before interest, taxes,
      depreciation and amortization(2) ..   $     459,155    $     520,002    $     526,154    $     459,992    $     299,390
   Cash distribution declared per
    common share ........................   $        1.85    $        2.20    $        2.20    $        1.86    $        1.37
   Weighted average
    common shares and units
    outstanding - basic .................     121,017,605      127,535,069      135,954,043      132,429,405      106,835,579
   Weighted average
    common shares and units
    outstanding - diluted ...............     122,544,421      128,731,883      137,891,561      140,388,063      110,973,459
   Cash flow provided by
    (used in):
    Operating activities ................   $     320,753    $     275,715    $     336,060    $     299,497    $     211,714
    Investing activities ................         102,054          428,306         (205,811)        (820,507)      (2,294,428)
    Financing activities ................        (425,488)        (737,981)        (167,615)         564,680        2,123,744

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

      (2) Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), is calculated as the sum of (i) net income before minority interests and extraordinary item, interest expense, depreciation and amortization, amortization of deferred financing costs, impairment and other charges related to COPI (ii) less gain on property sales, net. EBITDA is presented because it provides useful information regarding the Company's ability to service debt. EBITDA should not be considered as an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. EBITDA as presented may not be comparable to other similarly titled measures used by other companies.

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

                                           FOR THE YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------
                                                                      PERCENTAGE/
                                       2001            2000          POINT INCREASE
                                    -----------     -----------     -----------------
(IN MILLIONS)
Same-store Revenues                    $ 552.5         $ 519.9                   6.3%
Same-store Expenses                     (250.1)         (229.3)                  9.1%
                                       -------         -------
Net Operating Income                   $ 302.4         $ 290.6                   4.1%
                                       =======         =======
Weighted Average Occupancy                92.3%           91.8%                  0.5 pt

         The following table shows renewed or re-leased leasing activity and the percentage increase of leasing rates for signed leases compared to expiring leases at the Company's Office Properties owned as of December 31, 2001.

                                         FOR THE YEAR ENDED DECEMBER 31, 2001
                              ------------------------------------------------------------
                                     SIGNED                EXPIRING           PERCENTAGE
                                     LEASES                 LEASES             INCREASE
                              ---------------------   --------------------   -------------
Renewed or re-leased (1)      1,890,000     sq. ft.        N/A                        N/A
Weighted average full-
     service rental rate (2)  $23.67        per sq. ft.    $20.21 per sq. ft.         17%
FFO annual net effective
     rental rate (3)          $14.70        per sq. ft.    $11.21 per sq. ft.         31%

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

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------
                                                                            PERCENTAGE/
                                                                           POINT INCREASE
                                              2001            2000          (DECREASE)
                                           -----------     ------------    --------------
Weighted average occupancy(1)                      70%              76%           (6)pts
Average daily rate(1)                           $ 245            $ 238             3%
Revenue per available room/guest(1)             $ 170            $ 180            (6)%

----------

(1)  Excludes the Four Seasons Hotel - Houston, which was sold on November 3,
     2000.

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI. As a result, the subsidiaries of the Company became the lessees of these Resort/Hotel Properties. The Company will fully consolidate the operations of the eight Resort/Hotel Properties beginning on the date of the asset transfers. See "Note 22. Subsequent Events" included in "Item 8. Financial Statements and Supplemental Data" for additional information regarding the Company's agreement with COPI.

         The following table shows the Resort/Hotel Property same-store net operating income for the years ended December 31, 2001 and 2000, for the nine Resort/Hotel Properties owned during both of these periods.

                                                                           FOR THE YEAR
                                                                         ENDED DECEMBER 31,
                                                         ----------------------------------------------
                                                                                          PERCENTAGE
                                                             2001           2000           DECREASE
                                                         -------------  --------------  ---------------
(in thousands)
Upscale Business-Class Hotels (1)                            $ 20,165        $ 22,157            (9)%
Luxury and Destination Fitness Resorts and Spas                29,451          36,837           (20)
                                                             --------        --------        ------
All Resort/Hotel Properties (1)                              $ 49,616        $ 58,994           (16)%
                                                             ========        ========        ======

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

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's voting interests in three of the Residential Development Corporations (The Woodlands Land Company, Inc., Desert Mountain Development Corporation and Crescent Resort Development, Inc.). The Company will fully consolidate the operations of the three Residential Development Corporations beginning on the date of the asset transfers. Management plans to monetize the Company's current investments in the five Residential Development Corporations and reinvest returned capital from the Residential Development Segment primarily into the Office Segment where the Company expects to achieve favorable rates of return.

The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:

                                              FOR THE YEAR
                                           ENDED DECEMBER 31,
                                -----------------------------------------
                                        2001                 2000
                                --------------------  -------------------
Residential lot sales                  1,718                2,033
Average sales price per lot         $ 72,000             $ 62,000
Commercial land sales                     94 acres            124 acres
Average sales price per acre        $337,000             $308,000

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

                                           FOR THE YEAR
                                         ENDED DECEMBER 31,
                                   -------------------------------
                                       2001             2000
                                   -------------    --------------
Residential lot sales                        86               178
Average sales price per lot(1)        $ 688,000          $619,000

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

                                                              FOR THE YEAR
                                                            ENDED DECEMBER 31,
                                           -------------------------------------------------
                                                 2001                       2000
                                           -----------------------    ----------------------
Active projects                                           14                        12
Residential lot sales                                    181                       343
Residential unit sales:
   Townhome sales                                         11                        19
   Single-family home sales                               --                         5
   Equivalent timeshare unit sales                        11                        --
   Condominium sales                                     109                        26
Commercial land sales                                     --  acres                  9  acres
Average sale price per residential lot               $73,000                  $136,000
Average sale price per residential unit              $   1.0 million          $    1.6 million

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

         In the first quarter of 2000, AmeriCold Logistics started to experience a slowing in revenue growth from the previous year, this was primarily due to customers focusing more interest on inventory management in an effort to improve operating performance. Starting in 2000 and continuing into 2001, AmeriCold Logistics has seen consolidation among retail and food service channels begin to significantly limit the ability of manufacturers to pass along cost increases by raising prices. Because of this, manufacturers are focused on supply chain cost (such as inventory management, transportation and distribution) reduction initiatives in an effort to improve operating performance. In the third quarter of 2000, AmeriCold Logistics' same-store earning before interest, taxes, depreciation and amortization, and rent ("EBITDAR") declined 2% for the nine months ended September 30, 2000 compared to the same period in 1999. As a result of the reductions in revenues and the second consecutive quarter decline in same-store EBITDAR, AmeriCold Logistics was unable to fulfill its rental obligation under the leases which resulted in deferred rent. At that time, the Temperature-Controlled Logistics Corporation recorded a valuation allowance for 100% of the rent that had been deferred during the three months ended September 30, 2000 and has continued to record a valuation allowance for 100% of the deferred rent prospectively. AmeriCold Logistics experienced a 2% decline in same-store EBITDAR during 2000 compared to 1999 and an 11% decline in same-store EBITDAR during 2001 compared to 2000.

         AmeriCold Logistics deferred $25.5 million of rent for the year ended December 31, 2001, of which the Company's share was $10.2 million. AmeriCold Logistics also deferred $19.0 million and $5.4 million of rent for the years ended December 31, 2000 and 1999, respectively, of which the Company's share was $7.5 million and $2.1 million, respectively. In December 2001, the Temperature-Controlled Logistics Corporation waived its rights to collect $39.8 million of the total $49.9 million of deferred rent, of which the Company's share was $15.9 million. The Temperature-Controlled Logistics Corporation recorded adequate valuation allowances related to the waived deferred rental revenue during the years ended December 31, 2000 and 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Company related to the Temperature-Controlled Logistics Corporation's decision to waive collection of deferred rent.

                                         Deferred Rent              Valuation Allowance                Waived Rent
                               -----------------------    -----------------------------------------------------------
(in millions)                                 Company's                  Company's                         Company's
                                 Total         Portion      Total          Portion           Total          Portion
                               ----------     --------    ---------     ------------     -------------   ------------
For the year ended December 31,
1999                              $  5.4       $  2.1       $   --           $   --            $   --         $   --
2000                                19.0          7.5         16.3              6.5                --             --
2001                                25.5         10.2         25.5             10.2              39.8           15.9
                                  ------       ------       ------           ------            ------         ------

Balance at December 31, 2001      $ 49.9       $ 19.8       $ 41.8           $ 16.7            $ 39.8         $ 15.9
                                  ======       ======       ======           ======            ======         ======

         Management believes that EBITDAR is a useful financial performance measure for assessing the relative stability of the financial condition of AmeriCold Logistics prior to the payment of rent to the Company. Therefore, management believes EBITDAR is a reasonable indication of AmeriCold Logistics' ability to make rent payments to the Company. The following table shows EBITDAR, lease payment, cash flow from operations and net loss for AmeriCold Logistics for the years ended December 31, 2001 and 2000.

                                            FOR THE YEAR ENDED
                                               DECEMBER 31,
                                   --------------------------------------
(in millions)                          2001                     2000
                                   -------------             ------------
EBITDAR(1)                              $ 135.8                  $ 162.1
Lease Payment (2)                         146.0                    160.5
Cash Flow from Operations                   9.5                      3.0
Net Loss                                   (5.7)                   (18.4)

----------------------------

(1) EBITDAR does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.

(2) Represents the rental obligation (excluding the effect of straight-lining rents and deferred rent) of AmeriCold Logistics.

         The Temperature-Controlled Logistics Corporation completed the acquisition of one facility in the first quarter of 2001 for $10.0 million and completed the construction of one facility in the third quarter of 2001 for $15.8 million, representing a total of approximately 8.5 million cubic feet (0.2 million square feet.)

CHARTER BEHAVIORAL HEALTH SYSTEMS ("CBHS")

         During the year ended December 31, 1999, the Company received cash rental payments of approximately $35.3 million from CBHS. As of December 31, 1999, the behavioral healthcare segment consisted of 88 behavioral healthcare properties in 24 states, all of which were leased to CBHS and its subsidiaries under a triple-net master lease. However, during 1999, CBHS's business was negatively affected by many factors, including adverse industry conditions, and CBHS failed to perform in accordance with its operating budget. In the third quarter of 1999 CBHS was unable to meet its rental obligation to the Company and the Company began to recognize rent from CBHS on a cash basis, due to the uncertainty that CBHS would be able to fulfill its rental obligations under the lease. In the fourth quarter of 1999, the Company, COPI, Magellan Health Services, Inc. ("Magellan") and CBHS completed a recapitalization of CBHS. Pursuant to the recapitalization, Magellan transferred its remaining hospital-based assets to CBHS, canceled its accrued franchise fees and terminated the franchise agreements, pursuant to which Magellan had provided services to CBHS in exchange for franchise fees.

         The following financial statement charges were made with respect to the Company's investment in the behavioral healthcare properties for the year ended December 31, 1999:

o CBHS rent was reflected on a cash basis beginning in the third quarter of 1999;

o The Company wrote-off the rent that was deferred according to the CBHS lease agreement from the commencement of the lease in June of 1997 through June 30, 1999. The balance written-off totaled $25.6 million;

o The Company wrote-down its behavioral healthcare real estate assets by approximately $103.8 million to a book value of $245.0 million;

o The Company wrote-off the book value of warrants to purchase common shares of Magellan of $12.5 million:

o The Company recorded approximately $15.0 million of additional expense to be used by CBHS as working capital; and

o The Company ceased recording depreciation expense in the beginning of November of 1999 on the behavioral healthcare properties that were classified as held for disposition.

         On February 16, 2000, CBHS and all of its subsidiaries that were subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware.

         During the year ended December 31, 2000, payment and treatment of rent for the behavioral healthcare properties was subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding. The Company received approximately $15.4 million in rent and interest from CBHS during the year ended December 31,

2000. The Company also completed the sale of 60 behavioral healthcare properties previously classified as held for disposition during the year ended December 31, 2000 (contained in Net Investment in Real Estate). The sales generated approximately $233.7 million in net proceeds and a net gain of approximately $58.6 million for the year ended December 31, 2000. During the year ended December 31, 2000, the Company recognized an impairment loss of approximately $9.3 million on the behavioral healthcare properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less the costs of the sales. At December 31, 2000, the carrying value of the 28 behavioral healthcare properties classified as held for disposition was approximately $68.5 million (contained in Net Investment in Real Estate). Depreciation has not been recognized since the dates the behavioral healthcare properties were classified as held for sale.

         The Company received approximately $6.0 million in repayment of a working capital loan from CBHS during the year ended December 31, 2001. The Company also completed the sale of 18 behavioral healthcare properties previously classified as held for disposition during the year ended December 31, 2001. The sales generated approximately $34.7 million in net proceeds and a net gain of approximately $1.6 million for the year ended December 31, 2001. During the year ended December 31, 2001, the Company recognized an impairment loss of approximately $8.5 million on the behavioral healthcare properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less the costs of the sales. At December 31, 2001, the carrying value of the 10 behavioral healthcare properties classified as held for disposition was approximately $27.9 million (contained in Net Investment in Real Estate). Depreciation expense has not been recognized since the dates the behavioral healthcare properties were classified as held for sale.

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

                                                    FINANCIAL DATA AS A PERCENTAGE OF TOTAL      TOTAL VARIANCE IN DOLLARS BETWEEN
                                                    REVENUES FOR THE YEAR ENDED DECEMBER 31,       THE YEARS ENDED DECEMBER 31,
                                                  --------------------------------------------   ---------------------------------
                                                                                                          (IN MILLIONS)
                                                      2001            2000           1999         2001 AND 2000   2000 AND 1999
                                                  ------------    ------------    ------------    -------------   -------------
REVENUES
   Office properties                                      87.7%           84.4%           82.3%   $         4.1   $        (8.5)
   Resort/Hotel properties                                 6.6            10.0             8.8            (26.4)            6.9
   Interest and other income                               5.7             5.6             8.9             (0.1)          (26.3)
                                                  ------------    ------------    ------------    -------------   -------------
     Total Revenues                                      100.0%          100.0%          100.0%   $       (22.4)  $       (27.9)
                                                  ------------    ------------    ------------    -------------   -------------

EXPENSES
   Operating expenses                                     38.0%           34.8%           34.4%   $        13.9   $        (7.1)
   Corporate general and administrative                    3.5             3.4             2.2              0.1             7.8
   Interest expense                                       26.2            28.3            25.7            (20.8)           11.2
   Amortization of deferred financing costs                1.3             1.1             1.4             (0.3)           (0.7)
   Depreciation and amortization                          18.1            17.2            17.6              2.4            (7.9)
   Settlement of merger dispute                             --              --             2.0               --           (15.0)
   Impairment and other charges related
     to real estate assets                                 3.6             2.5            24.0              7.5          (160.9)
   Impairment and other charges related
     to COPI                                              13.3              --              --             92.8              --
                                                  ------------    ------------    ------------    -------------   -------------
     TOTAL EXPENSES                                      104.0%           87.3%          107.3%            95.6          (172.6)
                                                  ------------    ------------    ------------    -------------   -------------
OPERATING (LOSS) INCOME                                   (4.0)%          12.7%           (7.3)%  $      (118.0)  $       144.7

OTHER INCOME
   Equity in net income of unconsolidated
     companies:
     Office properties                                     0.9             0.4             0.7              2.9            (2.1)
     Residential development properties                    5.9             7.4             5.7            (12.5)           10.6
     Temperature-controlled logistics properties           0.2             1.0             2.0             (6.3)           (7.6)
     Other                                                 0.4             1.6             0.7             (8.6)            6.5
                                                  ------------    ------------    ------------    -------------   -------------
     TOTAL EQUITY IN NET INCOME FROM
     UNCONSOLIDATED COMPANIES                              7.4%           10.4%            9.1%   $       (24.5)  $         7.4

   Gain on property sales, net                             0.6            19.1              --           (133.1)          137.5

                                                  ------------    ------------    ------------    -------------   -------------
     TOTAL OTHER INCOME AND EXPENSE                        8.0%           29.5%            9.1%   $      (157.6)  $       144.9
                                                  ------------    ------------    ------------    -------------   -------------

(LOSS) INCOME BEFORE MINORITY INTERESTS
     AND EXTRAORDINARY ITEM                                4.0%           42.2%            1.8%   $      (275.6)  $       289.6

   Minority interests                                     (3.1)           (7.1)           (0.3)            29.6           (48.6)
                                                  ------------    ------------    ------------    -------------   -------------

NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM                0.9%           35.1%            1.5%   $      (246.0)  $       241.0

     EXTRAORDINARY ITEM - EXTINGUISHMENT OF DEBT          (1.6)           (0.5)             --             (6.9)           (3.9)
                                                  ------------    ------------    ------------    -------------   -------------

NET (LOSS) INCOME                                         (0.7)%          34.6%            1.5%   $      (252.9)  $       237.1

   6 3/4% Series A Preferred Share distributions          (1.9)           (1.9)           (1.8)              --              --
   Share repurchase agreement return                        --            (0.4)           (0.1)             2.9            (2.3)
   Forward share purchase
        agreement return                                    --              --            (0.6)              --             4.3
                                                  ------------    ------------    ------------    -------------   -------------

NET (LOSS) INCOME AVAILABLE TO
   COMMON SHAREHOLDERS                                    (2.6)%          32.3%           (1.0)%  $      (250.0)  $       239.1
                                                  ============    ============    ============    =============   =============

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

         The increase in Office Property revenues of $4.1 million, or 0.7%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable to:

            o increased revenues of $31.3 million from the 74 consolidated Office Properties that the Company owned or had an interest in as of December 31, 2001, primarily as a result of increased full-service weighted average rental rates (reflecting increases in both rental revenue and operating expense recoveries), and increased occupancy; and

            o increased other income of $4.1 million, primarily due to parking revenue; partially offset by

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

         The decrease in Resort/Hotel Property revenues of $26.4 million, or 36.6%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable to:

            o decreased revenues from the upscale business-class hotels of $8.1 million, due to the disposition of the Four Seasons Hotel - Houston in November 2000;

            o decreased revenues of $6.3 million due to a decrease in rental income attributed to the softening of the economy and the events of September 11, 2001; and

            o decreased revenues of $12.0 million due to not recognizing revenue during the fourth quarter of 2001 under the leases with COPI.

EXPENSES

         Total expenses increased $95.6 million, or 15.2%, to $724.1 million for the year ended December 31, 2001, as compared to $628.5 million for the year ended December 31, 2000. The primary components of the increase in total expenses are discussed below.

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

         The increase in impairment and other charges related to real estate assets of $7.5 million is due to:

            o the conversion of the Company's preferred member interest in Metropolitan Partners, LLC ("Metropolitan") into common stock of Reckson Associates Realty Corp. ("Reckson"), which resulted in an impairment charge of $11.9 million; partially offset by

            o a decrease in the impairment loss of $3.5 million, from $8.5 million in 2000 to $5.0 million in 2001, recognized on a fund which primarily holds real estate investments and marketable securities, in which the Company has an interest; and

            o a decrease in the impairment of the behavioral healthcare properties of $0.9 million.

         The increase in impairment and other charges related to COPI of $92.8 million is due to the reduction in net assets of $74.8 million, primarily attributable to the write-down of debt and rental obligations of COPI to the estimated underlying collateral value of assets to be received from COPI, and estimated COPI bankruptcy costs to be funded by the Company of $18.0 million.

OTHER INCOME

         Other income decreased $157.6 million, or 73.9%, to $55.6 million for the year ended December 31, 2001, as compared to $213.2 million for the year ended December 31, 2000. This decrease is due to:

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

         The net decrease in gain on property sales of $133.1 million for the year ended December 31, 2001, as compared to the same period in 2000, is attributable to a decrease in net gains recognized primarily on Office, Resort/Hotel and behavioral healthcare property sales for the year ended December 31, 2001, as compared with the same period in 2000.

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

EXPENSES

         Total expenses decreased $172.6 million, or 21.6%, to $628.5 million for the year ended December 31, 2000, as compared to $801.2 million for the year ended December 31, 1999.

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

         An additional decrease in expenses of $175.9 million is primarily attributable to:

            o non-recurring costs of $15.0 million in connection with the settlement of litigation relating to the merger agreement entered into in January 1998 between the Company and Station Casinos, Inc. in the first quarter of 1999; and

            o a decrease of $169.5 million due to the impairment and other charges related to the behavioral healthcare properties in the third quarter of 1999 and the impairment charge in the fourth quarter of 1999 on one of the Office Properties held for disposition as compared to the year ended December 31, 2000; partially offset by

            o an impairment loss of $8.5 million recognized in 2000 on a fund which primarily holds real estate investments and marketable securities, in which the Company has an interest.

OTHER INCOME

         Other income increased $144.9 million, or 212.2%, to $213.2 million for the year ended December 31, 2000, as compared to $68.3 million for the year ended December 31, 1999. The components of the increase in other income are discussed below.

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

         The increase in net gain on property sales of $137.5 million for the year ended December 31, 2000, as compared to the same period in 1999, is attributable to net gains primarily recognized on Office, Resort/Hotel and behavioral healthcare property sales.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $36.3 million and $39.0 million at December 31, 2001, and December 31, 2000, respectively. This 6.9% decrease is attributable to $425.5 million used in financing activities, partially offset by $210.0 million and $212.8 million provided by investing and operating activities, respectively.

                                                                  December 31,
                                                                      2001
                                                                  ------------
                                                                  (in millions)
Cash Provided by Operating Activities                              $     212.8
Cash Provided by Investing Activities                                    210.0
Cash Used in Financing Activities                                       (425.5)
                                                                   -----------
Decrease in Cash and Cash Equivalents                              $     (2.7)
Cash and Cash Equivalents, Beginning of Period                           39.0
                                                                   -----------
Cash and Cash Equivalents, End of Period                           $      36.3
                                                                   ===========

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

COPI

         In April 1997, the Company established a new Delaware corporation, Crescent Operating, Inc. or COPI. All of the outstanding common stock of COPI, valued at $0.99 per share, was distributed, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997, in a spin-off.

         COPI was formed to become a lessee and operator of various assets to be acquired by the Company and to perform the intercompany agreement between COPI and the Company, pursuant to which each agreed to provide the other with rights to participate in certain transactions. The Company was not permitted to operate or lease these assets under the tax laws in effect at that time, applicable to REITs. In connection with the formation and capitalization of COPI, and the subsequent operations and investments of COPI since 1997, the Company made loans to COPI under a line of credit and various term loans.

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

         The Company holds the lessee interests in the eight Resort/Hotel Properties and the voting interests in the three Residential Development Corporations through three newly organized limited liability companies that are wholly owned taxable REIT subsidiaries of the Company. The Company will include these assets in its Resort/Hotel Segment and its Residential Development Segment, and will fully consolidate the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations, beginning on the date of the transfers of these assets.

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

     INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES

         Investments in which the Company does not have a controlling interest are accounted for under the equity method. The following is a summary of the Company's ownership in significant unconsolidated companies or equity investments:

                                                                                                 COMPANY'S OWNERSHIP
                     ENTITY                                  CLASSIFICATION                    AS OF DECEMBER 31, 2001
-------------------------------------------------- ------------------------------------   ----------------------------------
Desert Mountain Development Corporation (1)         Residential Development Corporation               95.0%(2)(3)
The Woodlands Land Company, Inc.(1)                Residential Development Corporation                95.0%(2)(4)
Crescent Resort Development, Inc. (1)              Residential Development Corporation                90.0%(2)(5)
Mira Vista Development Corp.                       Residential Development Corporation                94.0%(2)(6)
Houston Area Development Corp.                     Residential Development Corporation                94.0%(2)(7)
Temperature-Controlled Logistics Partnership        Temperature-Controlled Logistics                  40.0%(8)
The Woodlands Commercial
    Properties Company, L.P.                                     Office                               42.5%(9)(10)
Main Street Partners, L.P.                              Office (Bank One Center)                      50.0%(11)
Crescent 5 Houston Center, L.P.                         Office (5 Houston Center)                     25.0%(12)
Austin PT BK One Tower Office Limited Partnership        Office (Bank One Tower)                      20.0%(13)
Houston PT Four Westlake Office Limited Partnership    Office (Four Westlake Park)                    20.0%(13)
DBL Holdings, Inc.                                                Other                               97.4%(14)
CRL Investments, Inc.(1)                                          Other                               95.0%(15)
CR License, LLC (1)                                               Other                               28.5%(16)

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

Four Westlake Park and Bank One Tower

         On July 30, 2001, the Company entered into joint venture arrangements with an affiliate of General Electric Pension Fund ("GE") in which the Company contributed two Office Properties, Four Westlake Park in Houston, Texas, and Bank One Tower in Austin, Texas into the joint ventures and GE made a cash contribution. The joint ventures are structured such that GE holds an 80% equity interest in each of Four Westlake Park, a 560,000 square foot Class A Office Property located in the Katy Freeway submarket of Houston, and Bank One Tower, a 390,000 square foot Class A Office Property located in downtown Austin. The Company continues to hold the remaining 20% equity interests in each Property, which are accounted for under the equity method. The joint ventures generated approximately $120.0 million in net cash proceeds to the Company, including distributions to the Company resulting from the sale of its 80% equity interest and from mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Company. The Company has no commitment to reinvest the cash proceeds back into the joint ventures. The joint ventures were accounted for as partial sales of these Office Properties, resulting in a gain of approximately $7.6 million, net of a deferred gain of approximately $1.9 million. In addition, the Company manages and leases the Office Properties on a fee basis. During the year ended December 31, 2001, the Company recognized $0.2 million for these services.

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

         On November 9, 2001, The Woodlands Land Development Company, L.P. owned by the Woodlands Land Company, Inc. and an affiliate of Morgan Stanley, sold two office properties and one retail property located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $41.8 million, of which the Company's portion was approximately $19.7 million. The sales generated a net gain of approximately $8.0 million, of which the Company's portion was approximately $3.8 million. The net proceeds received by the Company were used primarily to pay down variable-rate debt.

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

COPI Colorado, L. P.

         As of December 31, 2001, CRD was owned 90% by the Company and the remaining 10%, representing 100% of the voting stock, was owned by COPI Colorado, L. P., of which 60% was owned by COPI, with 20% owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and 20% owned by a third party.

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

         The Company commenced its Share Repurchase Program in March 2000. As of December 31, 2001, the Company had repurchased 18,756,423 common shares, 20,286 of which have been retired, at an average price of $19.09 per common share for an aggregate of approximately $358.1 million. As of December 31, 2001, the Company held 14,468,623 of the repurchased common shares in SH IX. See "Sale of Preferred Equity Interests in Subsidiary" above. These common shares are consolidated as treasury shares in accordance with GAAP. However, these shares are held in SH IX until all of the Class

'
A Units are redeemed. Distributions will continue to be paid on these repurchased common shares and will be used to pay dividends on the Class A Units.

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

         The Share Repurchase Agreement was accounted for under EITF 96-13 and was considered an equity instrument similar to a preferred stock instrument with a cumulative fixed dividend, the forward accretion component or guaranteed return to UBS was accounted for like a preferred dividend. Additionally, the common shares actually issued and outstanding were considered in both the basic and diluted weighted-average shares calculations. The diluted earnings per share calculation also included any contingently issuable common shares.

         The Company has no further obligation under the Share Repurchase Agreement. The purchases were funded primarily through the sale of Class A Units in Funding IX. See "Sale of Preferred Equity Interests in Subsidiary" above.

BROADBAND

         In 2000, the Company made an equity investment in Broadband Office, Inc. ("Broadband"), (a facilities-based provider of broadband data, video and voice communication services delivered over fiber optic networks), and related entities. In May 2001, Broadband filed for Chapter 11 bankruptcy protection, and the Company's investment in Broadband was approximately $7.2 million. Yipes Communications Group, Inc. ("Yipes"), another telecom provider, has received approval from the federal bankruptcy court to acquire certain rights formerly owned by Broadband. In addition, Yipes has executed agreements with nine major real estate entities, including the Company, to assume telecom licensing agreements, in modified formats. As part of this transaction, the Company acquired ownership of certain telecom assets previously owned by Broadband and located within office properties in consideration for conveyance of its equity interest in Broadband to Yipes. These telecom assets were independently appraised and valued in excess of the Company' equity interest in Broadband. As a result, the Company reclassified its investment in Broadband of approximately $7.2 million from Other Assets to Building Improvements during the year ended December 31, 2001. Therefore, Broadband's bankruptcy did not have a material effect on the Company's results of operations for the year ended December 31, 2001 or its financial position as of December 31, 2001.

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

LIQUIDITY REQUIREMENTS

         As of December 31, 2001, the Company had unfunded capital requirements of approximately $55.9 million relating to capital investments. The table below specifies the Company's total capital requirements relating to these projects, amounts funded as of December 31, 2001, amounts remaining to be funded, and short-term and long-term capital requirements.

                                                                                       CAPITAL REQUIREMENTS
                                                                                   ------------------------------
                                                      AMOUNT
(IN MILLIONS)                                      FUNDED AS OF        AMOUNT        SHORT-TERM      LONG-TERM
                                     TOTAL         DECEMBER 31,       REMAINING       (NEXT 12          (12+
          PROJECT                   COST(1)            2001            TO FUND       MONTHS)(2)      MONTHS)(2)
                                 --------------   --------------   --------------  --------------  --------------
Residential Development Segment
      Tahoe Mountain Resorts     $        100.0   $        (71.2)  $         28.8  $         28.8  $           --
                                 --------------   --------------   --------------  --------------  --------------
Other
      SunTx(3)                   $         19.0   $         (7.4)  $         11.6  $          4.0  $          7.6
      Spinco(4)                            15.5               --             15.5            15.5              --
                                 --------------   --------------   --------------  --------------  --------------
                                 $         34.5   $         (7.4)  $         27.1  $         19.5  $          7.6

Total                            $        134.5   $        (78.6)  $         55.9  $         48.3  $          7.6
                                 ==============   ==============   ==============  ==============  ==============

----------

(1)   All amounts are approximate.

(2) Reflects the Company's estimate of the breakdown between short-term and long-term capital expenditures.

(3) This commitment is related to the Company's investment in a private equity fund.

(4) The Company has agreed to form and capitalize a separate entity to be owned by the Company's shareholders, and to cause the new entity to commit to acquire COPI's entire membership interest in AmeriCold Logistics.

         The Company expects to fund its short-term capital requirements of approximately $48.3 million through a combination of cash, net cash flow from operations, return of capital (investment) from the Residential Development Corporations and borrowings under the Fleet Facility. The Company plans to meet its maturing debt obligations during 2002 of approximately $245.2 million, primarily through additional or replacement debt financing or equity transactions.

         The Company expects to meet its other short-term capital requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), additional interest expense related to the cash flow hedge agreements, recurring capital expenditures, non-recurring capital expenditures, such as tenant improvement and leasing costs, distributions to shareholders and unitholders, and expenses related to the COPI bankruptcy of approximately $14.0 million, primarily through cash flow provided by operating activities. To the extent that the Company's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Company expects to finance such requirements with available cash proceeds received from joint ventures and select property sales, and borrowings under the Fleet Facility or additional debt financing.

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

         In addition to the Company's liquidity requirements stated above, as of December 31, 2001, the Company also has guarantees or letters of credit related to approximately $89.3 million, or 17% of the maximum borrowings available under its unconsolidated debt. At December 31, 2001, the Company had guarantees or letters of credit related to approximately $17.0 million, or 4%, of its total outstanding unconsolidated debt. See "Note 4. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" included "Item 8. Financial Statements and Supplementary Data" and for more information about the Company's unconsolidated investments and the underlying debt related to these investments.

REIT QUALIFICATION

         The Company intends to maintain its qualification as a REIT under
Section 856 of the Code. As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of its REIT taxable income to its shareholders.

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Company's primary debt financing arrangements existing as of December 31, 2001, are shown below (dollars in thousands):

                                                         INTEREST                                                    BALANCE
                                                          RATE AT                                    EXPECTED     OUTSTANDING AT
                                          MAXIMUM       DECEMBER 31,           MATURITY               PAYOFF       DECEMBER 31,
              DESCRIPTION               BORROWINGS          2001                 DATE                  DATE            2001
------------------------------------ ----------------- ---------------   ----------------------  --------------- ------------------
Secured Fixed Rate Debt:
   JP Morgan Mortgage Note(1)                $ 199,386           8.31%      October 2016          October 2006          $ 199,386
   AEGON Partnership Note(2)                   269,930           7.53         July 2009             July 2009             269,930
   LaSalle Note I(3)                           239,000           7.83        August 2027           August 2007            239,000
   LaSalle Note II(4)                          161,000           7.79        March 2028            March 2006             161,000
   CIGNA Note (5)                               63,500           7.47       December 2002         December 2002            63,500
   Metropolitan Life Note V(6)                  38,696           8.49       December 2005         December 2005            38,696
   Northwestern Life Note (7)                   26,000           7.66       January 2004          January 2004             26,000
   Mitchell Mortgage Note(8)                     6,244           7.00        August 2002           August 2002              6,244
   Nomura Funding VI Note (9)                    8,187          10.07         July 2020             July 2010               8,187
   Woodmen of the World Note(10)                 8,500           8.20        April 2009            April 2009               8,500
   Rigney Promissory Note (11)                     651           8.50       November 2012           June 2012                 651
                                           -----------    -----------                                                 -----------
    Subtotal/Weighted Average              $ 1,021,094           7.85%                                                $ 1,021,094
                                           -----------    -----------                                                 -----------

Unsecured Fixed Rate Debt:
   Notes due 2007(12)                        $ 250,000           7.50%     September 2007        September 2007         $ 250,000
   Notes due 2002(12)                          150,000           7.00      September 2002        September 2002           150,000
                                           -----------    -----------                                                 -----------
    Subtotal/Weighted Average                $ 400,000           7.31%                                                  $ 400,000
                                           -----------    -----------                                                 -----------

Secured Variable Rate Debt(13):
   Fleet Fund I and II Term Loan(14)         $ 275,000           5.39%        May 2005              May 2005            $ 275,000
   Deutsche Bank - CMBS Loan(15)               220,000           5.84         May 2004              May 2006              220,000
                                           -----------    -----------                                                 -----------
    Subtotal/Weighted Average                $ 495,000           5.59%                                                  $ 495,000
                                           -----------    -----------                                                 -----------


Unsecured Variable Rate Debt:
   JPMorgan Loan Sales Facility(16)           $ 50,000           3.25%                            January 2002           $ 10,000
   Fleet Bridge Loan(17)                        50,000           5.71        August 2002           August 2002              5,000
   Fleet Facility(14)                          400,000           3.92         May 2004              May 2005              283,000
                                           -----------    -----------                                                 -----------
                                             $ 500,000           3.93%                                                  $ 298,000
                                           -----------    -----------                                                 -----------

    Total/Weighted Average                 $ 2,416,094           6.72%(18)                                            $ 2,214,094
                                           ===========    ===========                                                 ===========

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

                       SECURED           UNSECURED            TOTAL
                    ---------------    ---------------   -----------------
 (IN THOUSANDS)
2002                      $ 80,157          $ 165,000           $ 245,157
2003                        15,060                 --              15,060
2004                       262,857(1)         283,000(1)          545,857
2005                       329,339                 --             329,339
2006                       347,207                 --             347,207
Thereafter                 481,474            250,000             731,474
                        ----------          ---------         -----------
                        $1,516,094          $ 698,000         $ 2,214,094
                        ==========          =========         ===========

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

New Debt Resulting from Refinancing

                                             MAXIMUM                INTEREST             MATURITY
              DESCRIPTION                   BORROWING                 RATE                 DATE
-----------------------------------------  ------------     -------------------------    ----------
         (DOLLARS IN MILLIONS)
Fleet Facility                                 $ 400.0(1)   LIBOR + 187.5 basis points        2004(2)
Fleet Fund I and II Term Loan                  $ 275.0      LIBOR + 325 basis points          2005
Deutsche Bank - CMBS Loan                      $ 220.0      LIBOR + 234 basis points          2004(3)
Deutsche Bank Short-Term Loan                  $  75.0      LIBOR + 300 basis points          2001(4)

----------

(1) The $400.0 million Fleet Facility is an unsecured revolving line of credit. The weighted average interest rate from the origination of the loan in May 2001 through December 31, 2001 is 5.38%.

(2)   One-year extension option.

(3)   Two one-year extension options.

(4)   Repaid September 19, 2001.

Debt Repaid or Modified by Refinancing

                                        MAXIMUM               INTEREST             MATURITY          BALANCE
           DESCRIPTION                 BORROWING                RATE                 DATE      REPAID/MODIFIED(1)
----------------------------------   --------------   --------------------------   ---------  ----------------------
      (DOLLARS IN MILLIONS)
UBS Line of Credit                         $ 300.0     LIBOR + 250 basis points        2003                 $ 165.0
UBS Term Loan I                            $ 146.8     LIBOR + 250 basis points        2003                 $ 146.8
UBS Term Loan II                           $ 326.7     LIBOR + 275 basis points        2004                 $ 326.7
Fleet Term Note II                         $ 200.0     LIBOR + 400 basis points        2003                 $ 200.0
iStar Financial Note                       $  97.1     LIBOR + 175 basis points        2001                 $  97.1

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

         The following table shows information regarding the Company's cash flow hedge agreements as of December 31, 2001 and interest expense for the year ended December 31, 2001 (dollars in millions):

                                                                                          ADDITIONAL
                                                                                       INTEREST EXPENSE
     ISSUE          NOTIONAL       MATURITY     REFERENCE          FAIR                  FOR THE YEAR
     DATE            AMOUNT          DATE          RATE        MARKET VALUE         ENDED DECEMBER 31, 2001
----------------  -------------    ----------   -----------  -----------------   ------------------------------
         9/1/99        $ 200.0        9/2/03    6.183%                $ (10.8)               $ 3.5
         2/4/00        $ 200.0        2/3/03     7.11%                $ (10.8)               $ 6.0
        4/18/00        $ 100.0       4/18/04     6.76%                $  (7.2)               $ 2.7

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

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND SHARES/UNITS IN THOUSANDS)

                                                             For the year
                                                           ended December 31,
                                                         ---------------------
                                                           2001        2000
                                                         ---------   ---------
Net (loss) income                                        $  (4,659)  $ 248,122
Adjustments to reconcile net (loss) income to
  funds from operations:
    Depreciation and amortization of real estate assets    122,033     119,999
    Gain on rental property sales, net                      (2,835)   (136,880)
    Impairment and other charges related to
          real estate assets                                21,705      17,874
    Extraordinary item - extinguishment of debt             10,802       3,928
    Adjustment for investments in real estate mortgages
      and equity of unconsolidated companies:
       Office Properties                                     6,955       4,973
       Residential Development Properties                   13,037      25,130
       Temperature-Controlled Logistics Properties          22,671      26,131
       Other                                                   144          --
    Unitholder minority interest                               765      31,120
    6 3/4% Series A Preferred Share distributions          (13,501)    (13,500)
                                                         ---------   ---------
Funds from operations(1)                                 $ 177,117   $ 326,897

Investment Segments:
    Office Segment                                       $ 358,349   $ 361,574
    Resort/Hotel Segment                                    45,282      71,446
    Residential Development Segment                         54,051      78,600
    Temperature-Controlled Logistics Segment                23,806      33,563
    Coporate and other adjustments:
       Interest expense                                   (182,410)   (203,197)
       6 3/4% Series A Preferred Share distributions       (13,501)    (13,500)
       Other(2)(3)                                           8,571      22,484
       Corporate general & administrative                  (24,249)    (24,073)
       Impairment and other charges related to COPI        (92,782)         --
                                                         ---------   ---------
Funds from operations(1)                                 $ 177,117   $ 326,897
                                                         =========   =========

Basic weighted average shares                              107,613     113,524
                                                         =========   =========
Diluted weighted average shares/units(4)                   122,544     128,732
                                                         =========   =========

----------------------------

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

         The following schedule reconciles the Company's basic weighted average shares to the diluted weighted average shares/units presented above:

                                                       FOR THE YEAR
                                                    ENDED DECEMBER 31,
                                              --------------------------------
(SHARES/UNITS IN THOUSANDS)                        2001             2000
                                              ---------------   --------------
Basic weighted average shares:                       107,613          113,524
Add:   Weighted average units                         13,404           14,011
       Share and unit options                          1,527            1,197
                                              ---------------   --------------
Diluted weighted average shares/units                122,544          128,732
                                              ===============   ==============

RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES
 (DOLLARS IN THOUSANDS)

                                                                  FOR THE YEAR ENDED DECEMBER 31
                                                                ---------------------------------
                                                                     2001              2000
                                                                ---------------   ---------------
Funds from operations                                           $       177,117   $       326,897
Adjustments:
   Depreciation and amortization of non-real estate assets                2,934             2,646
   Impairment and other charges related to real estate assets            96,412                --
   Amortization of deferred financing costs                               9,327             9,497
   Gain on undeveloped land                                              (1,590)             (577)
   Increase in receivables from COPI                                    (20,458)               --
   Minority interest in joint ventures profit and depreciation
    and amortization                                                     21,854            21,076
   Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies                              (42,807)          (56,234)
   Change in deferred rent receivable                                     3,744            (8,504)
   Change in current assets and liabilities                             (60,768)          (25,956)
   Distributions received in excess of earnings from
    unconsolidated companies                                             13,874             3,897
   Equity in earnings in excess of distributions received from
    unconsolidated companies                                               (476)          (10,641)
   6 3/4% Series A Preferred Share distributions                         13,501            13,500
   Non cash compensation                                                    149               114
                                                                ---------------   ---------------
Net cash provided by operating activities                       $       212,813   $       275,715
                                                                ===============   ===============








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

         Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to be made in the Company's Office Property portfolio. The Company maintains an active preventive maintenance program in order to minimize required capital improvements. In addition, certain capital improvement costs are recoverable from customers.

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

         The following table shows information regarding the Company's cash flow hedge agreements as of December 31, 2001, and interest expense for the year ended December 31, 2001 (dollars in millions):

                                                                                                      ADDITIONAL
                                                                                                   INTEREST EXPENSE
    ISSUE           NOTIONAL        MATURITY        REFERENCE              FAIR                      FOR THE YEAR
    DATE             AMOUNT           DATE             RATE            MARKET VALUE            ENDED DECEMBER 31, 2001
--------------   ---------------   ------------    -------------   ----------------------    -----------------------------
9/01/1999               $ 200.0    9/02/2003       6.183%                        $ (10.8)                           $ 3.5
2/04/2000               $ 200.0    2/03/2003        7.11%                        $ (10.8)                           $ 6.0
4/18/2000               $ 100.0    4/18/2004        6.76%                        $  (7.2)                           $ 2.7

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

         Over the next twelve months, an estimated $16.4 million to $18.4 million related to the effective portions of the cash flow hedge agreements will be reclassified from accumulated other comprehensive income to interest expense and charged against earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants....................................................................  52

Consolidated Balance Sheets at December 31, 2001 and 2000...................................................  53

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999..................  54

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999........  55

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999..................  56

Notes to Consolidated Financial Statements..................................................................  57

Schedule III Consolidated Real Estate Investments and Accumulated Depreciation .............................  94

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


                                                  ARTHUR ANDERSEN LLP

Dallas, Texas,
February 21, 2002

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                 2001           2000
                                                                              -----------    -----------
ASSETS:
 Investments in real estate:
   Land                                                                       $   265,594    $   310,301
   Land held for investment or development                                        108,274        116,480
   Building and improvements                                                    2,980,116      3,201,332
   Furniture, fixtures and equipment                                               74,773         62,802
   Less -  accumulated depreciation                                              (648,834)      (564,805)
                                                                              -----------    -----------
             Net investment in real estate                                    $ 2,779,923    $ 3,126,110

   Cash and cash equivalents                                                  $    36,285    $    38,966
   Restricted cash and cash equivalents                                           115,531         94,568
   Accounts receivable, net                                                        28,654         42,200
   Deferred rent receivable                                                        66,362         82,775
   Investments in real estate mortgages and equity
       of unconsolidated companies                                                838,317        845,317
   Notes receivable, net                                                          132,065        141,407
   Other assets, net                                                              145,012        171,975
                                                                              -----------    -----------
               Total assets                                                   $ 4,142,149    $ 4,543,318
                                                                              ===========    ===========


LIABILITIES:
   Borrowings under credit facility                                           $   283,000    $   553,452
   Notes payable                                                                1,931,094      1,718,443
   Accounts payable, accrued expenses and other liabilities                       220,068        202,591
                                                                              -----------    -----------
              Total liabilities                                               $ 2,434,162    $ 2,474,486
                                                                              -----------    -----------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
  Operating partnership, 6,594,521 and 6,995,823 units,
       respectively                                                           $    69,910    $   100,586
  Investment in joint ventures                                                    232,137        236,919
                                                                              -----------    -----------
              Total minority interests                                        $   302,047    $   337,505
                                                                              -----------    -----------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par value, authorized 100,000,000 shares:
   6 3/4% Series A Convertible Cumulative Preferred Shares,
      liquidation preference $25.00 per share,
      8,000,000 shares issued and outstanding at December 31, 2001 and 2000   $   200,000    $   200,000
  Common shares, $.01 par value, authorized 250,000,000 shares,
      123,396,017, and 121,818,653 shares issued and outstanding
      at December 31, 2001 and 2000, respectively                                   1,227          1,211
   Additional paid-in capital                                                   2,234,360      2,221,531
   Retained deficit                                                              (638,435)      (402,337)
   Accumulated other comprehensive income                                         (31,484)        (6,734)
                                                                              -----------    -----------
                                                                              $ 1,765,668    $ 2,013,671
   Less - shares held in treasury, at cost, 18,770,418 and 14,468,623
      common shares at December 31, 2001 and 2000, respectively                  (359,728)      (282,344)
                                                                              -----------    -----------
              Total shareholders' equity                                      $ 1,405,940    $ 1,731,327
                                                                              -----------    -----------

              Total liabilities and shareholders' equity                      $ 4,142,149    $ 4,543,318
                                                                              ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                              2001           2000           1999
                                                           -----------    -----------    -----------
REVENUES:
   Office properties                                       $   610,116    $   606,040    $   614,493
   Resort/Hotel properties                                      45,748         72,114         65,237
   Interest and other income                                    40,190         40,251         66,549
                                                           -----------    -----------    -----------
          Total revenues                                   $   696,054    $   718,405    $   746,279
                                                           -----------    -----------    -----------

EXPENSES:
   Real estate taxes                                       $    84,488    $    83,939    $    84,401
   Repairs and maintenance                                      39,247         39,024         44,024
   Other rental property operating                             140,146        127,078        128,723
   Corporate general and administrative                         24,249         24,073         16,274
   Interest expense                                            182,410        203,197        192,033
   Amortization of deferred financing costs                      9,327          9,497         10,283
   Depreciation and amortization                               126,157        123,839        131,657
   Settlement of merger dispute                                     --             --         15,000
   Impairment and other charges related to the
      real estate assets                                        25,332         17,874        178,838
   Impairment and other charges related
      to COPI                                                   92,782             --             --
                                                           -----------    -----------    -----------
          Total expenses                                   $   724,138    $   628,521    $   801,233
                                                           -----------    -----------    -----------

         Operating (loss) income                           $   (28,084)   $    89,884    $   (54,954)

OTHER INCOME AND EXPENSE:
   Equity in net income of unconsolidated
    companies:
         Office properties                                       6,124          3,164          5,265
         Residential development properties                     41,014         53,470         42,871
         Temperature-controlled logistics properties             1,136          7,432         15,039
         Other                                                   2,957         11,645          5,122
                                                           -----------    -----------    -----------
  Total equity in net income of unconsolidated companies   $    51,231    $    75,711    $    68,297

  Gain on property sales, net                                    4,425        137,457             --
                                                           -----------    -----------    -----------
         Total other income and expense                    $    55,656    $   213,168    $    68,297
                                                           -----------    -----------    -----------

INCOME BEFORE MINORITY INTERESTS                           $    27,572    $   303,052    $    13,343
  AND EXTRAORDINARY ITEM
   Minority interests                                          (21,429)       (51,002)        (2,384)
                                                           -----------    -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                           $     6,143    $   252,050    $    10,959
   Extraordinary item - extinguishment of debt                 (10,802)        (3,928)            --
                                                           -----------    -----------    -----------

NET (LOSS) INCOME                                          $    (4,659)   $   248,122    $    10,959

  6 3/4% Series A Preferred Share distributions                (13,501)       (13,500)       (13,500)
  Share repurchase agreement return                                 --         (2,906)          (583)
  Forward share purchase agreement return                           --             --         (4,317)
                                                           -----------    -----------    -----------

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS         $   (18,160)   $   231,716    $    (7,441)
                                                           ===========    ===========    ===========



BASIC EARNINGS PER SHARE DATA:
   Net (loss) income before extraordinary item             $     (0.07)   $      2.08    $     (0.06)
   Extraordinary item - extinguishment of debt                   (0.10)         (0.03)            --
                                                           -----------    -----------    -----------

   Net (loss) income- basic                                $     (0.17)   $      2.05    $     (0.06)
                                                           ===========    ===========    ===========

DILUTED EARNINGS PER SHARE DATA:
   Net (loss) income before extraordinary item             $     (0.07)   $      2.05    $     (0.06)
   Extraordinary item - extinguishment of debt                   (0.10)         (0.03)            --
                                                           -----------    -----------    -----------

   Net (loss) income - diluted                             $     (0.17)   $      2.02    $     (0.06)
                                                           ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                            CONSOLIDATED STATEMENTS
                            OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                                                  Preferred Shares                   Treasury Shares
                                                          -------------------------------   --------------------------------
                                                              Shares         Net Value          Shares          Par Value
                                                          --------------   --------------   --------------    --------------
   SHAREHOLDERS' EQUITY, December 31, 1998                     8,000,000   $      200,000               --    $           --

   Issuance of Common Shares                                          --               --               --                --

   Exercise of Common Share Options                                   --               --               --                --

   Cancellation of Restricted Shares                                  --               --               --                --

   Amortization of Deferred Compensation                              --               --               --                --

   Issuance of Common Shares in Exchange for Operating
      Partnership Units                                               --               --               --                --

   Preferred Share Conversion Adjustment                              --               --               --                --

   Forward Share Purchase Agreement                                   --               --               --                --

   Settlement of Forward Share Purchase Agreement                     --               --               --                --

   Dividends Paid                                                     --               --               --                --

   Net Loss                                                           --               --               --                --

   Unrealized Net Gain on Available-For-Sale Securities               --               --               --                --

   Unrealized Net Gain on Cash Flow Hedges                            --               --               --                --
                                                          --------------   --------------   --------------    --------------


SHAREHOLDERS' EQUITY, December 31, 1999                        8,000,000   $      200,000               --    $           --

   Issuance of Common Shares                                          --               --               --                --

   Exercise of Common Share Options                                   --               --               --                --

   Preferred Equity Issuance Cost                                     --               --               --                --

   Issuance of Shares in Exchange for Operating
      Partnership Units                                               --               --               --                --

   Share Repurchases                                                  --               --        8,700,030          (180,723)

   Share Repurchase Agreement                                         --               --        5,788,879          (101,976)

   Retirement of Treasury Shares                                      --               --          (20,286)              355

   Retirement of Restricted Shares                                    --               --               --                --

   Dividends Paid                                                     --               --               --                --

   Net Income                                                         --               --               --                --

   Unrealized Net Loss on
      Available-for-Sale Securities                                   --               --               --                --

   Unrealized Net Loss on Cash Flow Hedges                            --               --               --                --
                                                          --------------   --------------   --------------    --------------


SHAREHOLDERS' EQUITY, December 31, 2000                        8,000,000   $      200,000       14,468,623    $     (282,344)


   Issuance of Common Shares                                          --               --               --                --

   Exercise of Common Share Options                                   --               --               --                --

   Issuance of Shares in Exchange for Operating
      Partnership Units                                               --               --               --                --

   Share Repurchases                                                  --               --        4,301,795           (77,384)

   Dividends Paid                                                     --               --               --                --

   Net Loss                                                           --               --               --                --

   Sale of/Unrealized Gain on Marketable Securities                   --               --               --                --

   Unrealized Net Loss on Cash Flow Hedges                            --               --               --                --
                                                          --------------   --------------   --------------    --------------


   SHAREHOLDERS' EQUITY, December 31, 2001                     8,000,000   $      200,000       18,770,418    $     (359,728)
                                                          ==============   ==============   ==============    ==============
                                                                                                               Deferred
                                                                 Common Shares               Additional       Compensation
                                                        -------------------------------        Paid-in       on Restricted
                                                            Shares          Par Value         Capital            Shares
                                                        -------------    --------------    --------------    --------------
   SHAREHOLDERS' EQUITY, December 31, 1998                124,555,447    $        1,245    $    2,336,621    $          (88)

   Issuance of Common Shares                                  168,140                 1             3,850                --

   Exercise of Common Share Options                         2,899,960                24            32,610                --

   Cancellation of Restricted Shares                             (216)               --                (6)                6

   Amortization of Deferred Compensation                           --                --                --                41

   Issuance of Common Shares in Exchange for Operating
      Partnership Units                                       453,828                 4             1,935                --

   Preferred Share Conversion Adjustment                       12,356                --                --                --

   Forward Share Purchase Agreement                           747,598                 7                --                --

   Settlement of Forward Share Purchase Agreement          (7,299,760)              (73)         (145,330)               --

   Dividends Paid                                                  --                --                --                --

   Net Loss                                                        --                --                --                --

   Unrealized Net Gain on Available-For-Sale Securities            --                --                --                --

   Unrealized Net Gain on Cash Flow Hedges                         --                --                --                --
                                                        -------------    --------------    --------------    --------------


   SHAREHOLDERS' EQUITY, December 31, 1999                121,537,353    $        1,208    $    2,229,680    $          (41)

   Issuance of Common Shares                                    5,762                --               114                --

   Exercise of Common Share Options                           208,700                 2             1,490                --

   Preferred Equity Issuance Cost                                  --                --           (10,006)               --

   Issuance of Shares in Exchange for Operating
      Partnership Units                                        87,124                 1               608                --

   Share Repurchases                                               --                --                --                --

   Share Repurchase Agreement                                      --                --                --                --

   Retirement of Treasury Shares                              (20,286)               --              (355)               --

   Retirement of Restricted Shares                                 --                --                --                41

   Dividends Paid                                                  --                --                --                --

   Net Income                                                      --                --                --                --

   Unrealized Net Loss on
      Available-for-Sale Securities                                --                --                --                --

   Unrealized Net Loss on Cash Flow Hedges                         --                --                --                --
                                                        -------------    --------------    --------------    --------------


   SHAREHOLDERS' EQUITY, December 31, 2000                121,818,653    $        1,211    $    2,221,531    $           --


   Issuance of Common Shares                                    6,610                 1               148                --

   Exercise of Common Share Options                           768,150                 7             9,832                --

   Issuance of Shares in Exchange for Operating
      Partnership Units                                       802,604                 8             2,849                --

   Share Repurchases                                               --                --                --                --

   Dividends Paid                                                  --                --                --                --

   Net Loss                                                        --                --                --                --

   Sale of/Unrealized Gain on Marketable Securities                --                --                --                --

   Unrealized Net Loss on Cash Flow Hedges                         --                --                --                --
                                                        -------------    --------------    --------------    --------------


   SHAREHOLDERS' EQUITY, December 31, 2001                123,396,017    $        1,227    $    2,234,360    $           --
                                                        =============    ==============    ==============    ==============
                                                                            Accumulated
                                                            Retained           Other
                                                            Earnings       Comprehensive
                                                            (Deficit)          Income             Total
                                                         --------------    --------------    --------------
   SHAREHOLDERS' EQUITY, December 31, 1998                $     (110,196)   $       (5,037)   $    2,422,545

   Issuance of Common Shares                                         --                --             3,851

   Exercise of Common Share Options                                  --                --            32,634

   Cancellation of Restricted Shares                                 --                --                --

   Amortization of Deferred Compensation                             --                --                41

   Issuance of Common Shares in Exchange for Operating
      Partnership Units                                              --                --             1,939

   Preferred Share Conversion Adjustment                             --                --                --

   Forward Share Purchase Agreement                                  --                --                 7

   Settlement of Forward Share Purchase Agreement                (3,981)               --          (149,384)

   Dividends Paid                                              (269,814)               --          (269,814)

   Net Loss                                                      (2,541)               --            (2,541)

   Unrealized Net Gain on Available-For-Sale Securities              --            17,216            17,216

   Unrealized Net Gain on Cash Flow Hedges                           --               280               280
                                                         --------------    --------------    --------------


   SHAREHOLDERS' EQUITY, December 31, 1999               $     (386,532)   $       12,459    $    2,056,774

   Issuance of Common Shares                                         --                --               114

   Exercise of Common Share Options                                  --                --             1,492

   Preferred Equity Issuance Cost                                    --                --           (10,006)

   Issuance of Shares in Exchange for Operating
      Partnership Units                                              --                --               609

   Share Repurchases                                                 --                --          (180,723)

   Share Repurchase Agreement                                        --                --          (101,976)

   Retirement of Treasury Shares                                     --                --                --

   Retirement of Restricted Shares                                   --                --                41

   Dividends Paid                                              (250,427)               --          (250,427)

   Net Income                                                   234,622                --           234,622

   Unrealized Net Loss on
      Available-for-Sale Securities                                  --            (7,584)           (7,584)

   Unrealized Net Loss on Cash Flow Hedges                           --           (11,609)          (11,609)
                                                         --------------    --------------    --------------


   SHAREHOLDERS' EQUITY, December 31, 2000               $     (402,337)   $       (6,734)   $    1,731,327


   Issuance of Common Shares                                         --                --               149

   Exercise of Common Share Options                                  --                --             9,839

   Issuance of Shares in Exchange for Operating
      Partnership Units                                              --                --             2,857

   Share Repurchases                                                 --                --           (77,384)

   Dividends Paid                                              (217,938)               --          (217,938)

   Net Loss                                                     (18,160)               --           (18,160)

   Sale of/Unrealized Gain on Marketable Securities                  --            (7,522)           (7,522)

   Unrealized Net Loss on Cash Flow Hedges                           --           (17,228)          (17,228)
                                                         --------------    --------------    --------------


   SHAREHOLDERS' EQUITY, December 31, 2001               $     (638,435)   $      (31,484)   $    1,405,940
                                                         ================   ==============   ==============



   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                            2001           2000           1999
                                                                         -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                        $    (4,659)   $   248,122    $    10,959
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
        Depreciation and amortization                                        135,484        133,336        141,940
        Extraordinary item - extinguishment of debt                           10,802          3,928             --
        Impairment and other charges related to real estate assets            25,332         17,874        120,573
        Impairment and other charges related to COPI                          92,782             --             --
        Increase in COPI hotel accounts receivable                           (20,458)            --             --
        Gain on property sales, net                                           (4,425)      (137,457)            --
        Minority interests                                                    21,429         51,002          2,384
        Non cash compensation                                                    149            114            118
        Distributions received in excess of earnings from
          unconsolidated companies:
             Office properties                                                    --          1,589          3,757
             Residential development properties                                3,392             --             --
             Temperature-controlled logistics                                 10,392          2,308         25,404
             Other                                                                90             --          1,128
        Equity in earnings in excess of distributions received from unconsolidated companies:
             Office properties                                                  (476)            --             --
             Residential development properties                                   --         (6,878)        (7,808)
             Other                                                                --         (3,763)            --
        Decrease (increase) in accounts receivable                               845         (4,996)        (4,474)
        Decrease (increase) in deferred rent receivable                        3,744         (8,504)          (636)
        (Increase) decrease in other assets                                  (22,301)       (19,672)        30,857
        Increase in restricted cash and cash equivalents                     (18,759)       (12,570)        (9,682)
        (Increase) decrease in accounts payable, accrued
          expenses and other liabilities                                     (20,550)        11,282         21,540
                                                                         -----------    -----------    -----------
             Net cash provided by operating activities                   $   212,813    $   275,715    $   336,060
                                                                         -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of land held for investment or development                    --        (22,021)          (500)
        Proceeds from property sales                                         200,389        627,775             --
        Proceeds from joint venture transactions                             129,651             --             --
        Proceeds from sale of marketable securities                          107,940             --             --
        Development of investment properties                                 (23,723)       (41,938)       (27,781)
        Capital expenditures - rental properties                             (46,427)       (26,559)       (20,254)
        Tenant improvement and leasing costs - rental properties             (51,810)       (68,461)       (58,462)
        (Increase) decrease in restricted cash and cash equivalents           (2,204)         5,941        (31,416)
        Return of investment in unconsolidated companies:
             Office properties                                                   349         12,359             --
             Residential development properties                               19,251         61,641         78,542
             Other                                                            12,359          1,858             --
        Investment in unconsolidated companies:
             Office properties                                               (16,360)            --           (262)
             Residential development properties                              (89,000)       (91,377)       (52,514)
             Temperature-controlled logistics                                (10,784)       (17,100)       (40,791)
             Other                                                            (8,418)        (3,947)      (104,805)
        (Increase) decrease in notes receivable                              (11,219)        (9,865)        52,432
                                                                         -----------    -----------    -----------
             Net cash provided by (used in) investing activities         $   209,994    $   428,306    $  (205,811)
                                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Debt financing costs                                                 (16,061)       (18,628)       (16,665)
        Settlement of Forward Share Purchase Agreement                            --             --       (149,384)
        Borrowings under Fleet Boston Credit Facility                             --             --         51,920
        Payments under Fleet Boston Credit Facility                               --       (510,000)      (201,920)
        Borrowings under UBS Facility                                        105,000      1,017,819             --
        Payments under UBS Facility                                         (658,452)      (464,367)            --
        Borrowings under Fleet Facility                                      618,000             --             --
        Payments under Fleet Facility                                       (335,000)            --             --
        Notes payable proceeds                                               393,336             --        929,700
        Notes payable payments                                              (180,685)      (370,486)      (498,927)
        Capital proceeds - joint venture preferred equity partner                 --        275,000             --
        Preferred equity issuance costs                                           --        (10,006)            --
        Capital distributions - joint venture preferred equity partner       (19,897)       (72,297)            --
        Capital distributions - joint venture partner                         (5,557)       (10,312)        (3,190)
        Proceeds from exercise of share options                                9,839          1,492         32,634
        Treasury share repurchases                                           (77,384)      (281,462)            --
        6 3/4% Series A Preferred Share distributions                        (13,501)       (13,500)       (13,500)
        Dividends and unitholder distributions                              (245,126)      (281,234)      (298,283)
                                                                         -----------    -----------    -----------
             Net cash used in financing activities                       $  (425,488)   $  (737,981)   $  (167,615)
                                                                         -----------    -----------    -----------



DECREASE IN CASH AND CASH EQUIVALENTS                                    $    (2,681)   $   (33,960)   $   (37,366)
CASH AND CASH EQUIVALENTS,
        Beginning of period                                                   38,966         72,926        110,292
                                                                         -----------    -----------    -----------
        End of period                                                    $    36,285    $    38,966    $    72,926
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

Crescent Real Estate         The Aberdeen, The Avallon I, II & III, Carter Burgess Plaza, The Citadel, The Crescent
Funding I, L.P.:             Atrium, The Crescent Office Towers, Regency Plaza One, Waterside Commons and 125 E.
("Funding I")                John Carpenter Freeway

Crescent Real Estate         Albuquerque Plaza, Barton Oaks Plaza One, Briargate Office and Research Center, Hyatt
Funding II, L.P.:            Regency Albuquerque, Park Hyatt Beaver Creek Resort and Spa, Las Colinas Plaza, Liberty
("Funding II")               Plaza I & II, MacArthur Center I & II, Ptarmigan Place, Stanford Corporate Centre, Two
                             Renaissance Square and 12404 Park Central

Crescent Real Estate         Greenway Plaza Office Properties (ten Office Properties) and Renaissance Houston Hotel
Funding III, IV and V, L.P.:
("Funding III, IV and V")(2)

Crescent Real Estate         Canyon Ranch - Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate         10 behavioral healthcare properties Funding VII, L.P.:
("Funding VII")

Crescent Real Estate         The Addison, Addison Tower, Austin Centre, The Avallon V, Canyon Ranch - Tucson, Cedar
Funding VIII, L.P.:          Springs Plaza, Frost Bank Plaza, Greenway I & IA (two Office Properties), Greenway II,
("Funding VIII")             Omni Austin Hotel, Palisades Central I, Palisades Central II, Sonoma Mission Inn & Spa,
                             Stemmons Place, Three Westlake Park, Trammell Crow Center, 3333 Lee Parkway, Ventana Inn
                             & Spa, 1800 West Loop South and 5050 Quorum

Crescent Real Estate         Chancellor Park, Denver Marriott City Center, MCI Tower, Miami Center, Reverchon Plaza,
Funding IX, L.P.:            44 Cook Street, 55 Madison and 6225 N. 24th Street
("Funding IX") (3)

Crescent Real Estate         Fountain Place  and Post Oak Central (three Office Properties)
Funding X, L.P.
("Funding X")

Crescent Spectrum            Spectrum Center
Center, L.P. (4):

----------------------------

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

         See "Note 4. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" for a table that lists the Company's ownership in significant unconsolidated subsidiaries and equity investments as of December 31, 2001, including the four Office Properties in which the Company owned an interest through these unconsolidated subsidiaries and equity investments and the Company's ownership interests in the Residential Development Segment and the Temperature-Controlled Logistics Segment.

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

         On February 14, 2002, the Company executed an agreement with Crescent Operating, Inc. ("COPI"), pursuant to which COPI transferred to the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and COPI's voting common stock in three of the Company's Residential Development Corporations. See "Note 22. Subsequent Events" for additional information regarding the Company's agreement with COPI.

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

         BEHAVIORAL HEALTHCARE PROPERTIES During 1999, Charter Behavioral Health Systems' ("CBHS") business was negatively affected by many factors, including adverse industry conditions, and CBHS failed to perform in accordance with its operating budget. As a result, in the third quarter of 1999, the Company began to recognize rent from CBHS on a cash basis, due to the uncertainty that CBHS would be able to fulfill its rental obligations under the lease.

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

                                                                    For the year ended December 31,
                                            ----------------------------------------------------------------------------------
                                                            2001                                        2000
                                            -------------------------------------     ----------------------------------------
                                              Income      Wtd. Avg.     Per Share                     Wtd. Avg.     Per Share
                                              (Loss)       Shares        Amount         Income         Shares         Amount
                                            ----------   ----------    ----------     ----------     ----------     ----------
BASIC EPS -
Net income
   before extraordinary item                $    6,143        107,613                   $  252,050        113,524
6 3/4% Series A Preferred
   Share distributions                         (13,501)                                    (13,500)
Share repurchase agreement return                   --                                      (2,906)
Forward share purchase
   agreement return                                 --                                          --
                                            ----------     ----------    ----------     ----------     ----------     ----------
Net (loss) income available to common
   shareholders before extraordinary
   item                                     $   (7,358)       107,613    $    (0.07)    $  235,644        113,524     $     2.08
Extraordinary item -
   extinguishment of debt                      (10,802)                       (0.10)        (3,928)                        (0.03)
                                            ----------     ----------    ----------     ----------     ----------     ----------
Net (loss) income available to
   common shareholders                      $  (18,160)       107,613    $    (0.17)    $  231,716        113,524     $     2.05
                                            ==========     ==========    ==========     ==========     ==========     ==========

DILUTED EPS -
Net (loss) income
   before extraordinary item                $   (7,358)       107,613                   $  235,644        113,524
Effect of dilutive securities:
   Additional common shares
     obligation relating to:
     Share and unit options                         --          1,527                           --          1,197
     Forward share purchase
       agreement                                    --             --                           --             --
                                            ----------     ----------    ----------     ----------     ----------     ----------
Net (loss) income available to common
   shareholders before extraordinary
   item                                     $   (7,358)       109,140    $    (0.07)    $  235,644        114,721    $      2.05
Extraordinary item -
   extinguishment of debt                      (10,802)                       (0.10)        (3,928)                        (0.03)
                                            ----------     ----------    ----------     ----------     ----------     ----------

Net (loss) income available to
   common shareholders                      $  (18,160)       109,140    $    (0.17)    $  231,716        114,721     $     2.02
                                            ==========     ==========    ==========     ==========     ==========     ==========

                                                 For the year ended December 31,
                                            ----------------------------------------
                                                              1999
                                            ----------------------------------------
                                              Income        Wtd. Avg.     Per Share
                                              (Loss)         Shares         Amount
                                            ----------     ----------     ----------
BASIC EPS -
Net income
   before extraordinary item                  $   10,959        122,876
6 3/4% Series A Preferred
   Share distributions                           (13,500)
Share repurchase agreement return                   (583)
Forward share purchase
   agreement return                               (4,317)
                                              ----------     ----------     ----------
Net (loss) income available to common
   shareholders before extraordinary
   item                                       $   (7,441)       122,876     $    (0.06)
Extraordinary item -
   extinguishment of debt                             --
                                              ----------     ----------     ----------
Net (loss) income available to
   common shareholders                        $   (7,441)       122,876     $    (0.06)
                                              ==========     ==========     ==========

DILUTED EPS -
Net (loss) income
   before extraordinary item                  $   (7,441)       122,876
Effect of dilutive securities:
   Additional common shares
     obligation relating to:
     Share and unit options                           --          1,674
     Forward share purchase
       agreement                                      --            263
                                              ----------     ----------     ----------
Net (loss) income available to common
   shareholders before extraordinary
   item                                       $   (7,441)       124,813     $    (0.06)
Extraordinary item -
   extinguishment of debt                             --                            --
                                              ----------     ----------     ----------

Net (loss) income available to
   common shareholders                        $   (7,441)       124,813     $    (0.06)
                                              ==========     ==========     ==========

         The effect of the conversion of the Series A Convertible Cumulative Preferred Shares is not included in the computation of Diluted EPS for the years ended December 31, 2001, 2000 and 1999, since the effect of their conversion is antidilutive.

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                    For the year ended December 31,
                                                                 --------------------------------------
                                                                    2001          2000          1999
                                                                 ----------    ----------    ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid on debt                                            $  174,584    $  202,478    $  188,475
Additional interest paid in conjunction with cash flow
   hedges                                                            11,036         1,042           344
                                                                 ----------    ----------    ----------
Total Interest Paid                                              $  185,620    $  203,520    $  188,819
                                                                 ==========    ==========    ==========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Conversion of Operating Partnership units to common shares
    with resulting reduction in minority interest and
    increases in common shares and additional common
    shares and additional paid-in-capital                        $    2,857    $      609    $    1,939
Issuance of Operating Partnership units in conjunction
    with settlement of an obligation                                     --         2,125         1,786
Acquisition of partnership interests                                     --            --         3,774
Sale of marketable securities                                        (8,118)           --            --
Unrealized gain (loss) on available-for-sale securities                 596        (7,584)       17,216
Forward Share Purchase Agreement Return                                  --            --         4,317
Share Repurchase Agreement Return                                        --         2,906           583
Impairment and other charges related to real estate
 assets                                                              25,332        17,874       178,838
Adjustment of cash flow hedge to fair value                         (17,228)      (11,609)          280
Equity investment in a tenant in exchange
      for office space/other investment ventures                         --         4,485            --
Acquisition of ownership of certain assets previously owned by
     Broadband Office, Inc                                            7,200            --            --
Impairment and other charges related to COPI                         92,782            --            --
Additional compensation expense related to employee notes
     receivable                                                         750            --            --

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

         Selected financial information related to each segment for the years ended December 31, 2001, 2000 and 1999 is presented below.

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                             2001           2000           1999
                                                          -----------    -----------    -----------
REVENUES:
    Office Segment(1)                                     $   610,116    $   606,040    $   614,493
    Resort/Hotel Segment                                       45,748         72,114         65,237
    Residential Development Segment                                --             --             --
    Temperature-Controlled Logistics Segment                       --             --             --
    Corporate and Other(2)                                     40,190         40,251         66,549
                                                          -----------    -----------    -----------
TOTAL REVENUE                                             $   696,054    $   718,405    $   746,279
                                                          ===========    ===========    ===========

FUNDS FROM OPERATIONS:
    Office Segment                                        $   358,349    $   361,574    $   367,830
    Resort/Hotel Segment                                       45,282         71,446         64,079
    Residential Development Segment                            54,051         78,600         74,597
    Temperature-Controlled Logistics Segment                   23,806         33,563         37,439
    Corporate and other adjustments:
      Interest expense                                       (182,410)      (203,197)      (192,033)
      6 3/4% Series A Preferred Unit distributions            (13,501)       (13,500)       (13,500)
      Other(3)                                                  8,571         22,484         33,639
      Corporate general & administrative                      (24,249)       (24,073)       (16,274)
      Impairment and other charges related to COPI            (92,782)            --             --
      Settlement of merger dispute                                 --             --        (15,000)
                                                          -----------    -----------    -----------
    TOTAL FUNDS FROM OPERATIONS                           $   177,117    $   326,897    $   340,777

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS
    TO NET INCOME:
    Depreciation and amortization of real estate assets      (122,033)      (119,999)      (128,403)
    Gain on rental property sales, net                          2,835        136,880        (16,361)
    Impairment and other charges related to
      real estate assets                                      (21,705)       (17,874)      (136,435)
    Extraordinary item - extinquishment of debt               (10,802)        (3,928)            --
    Adjustment for investments in real estate mortgages
      and equity of unconsolidated companies:
        Office Properties                                      (6,955)        (4,973)        (6,110)
        Residential Development Properties                    (13,037)       (25,130)       (31,725)
        Temperature-Controlled Logistics Properties           (22,671)       (26,131)       (22,400)
        Other                                                    (144)            --           (611)
        Unitholders minority interests                           (765)       (31,120)        (1,273)
    6 3/4% Series A Preferred Unit distributions               13,501         13,500         13,500
                                                          -----------    -----------    -----------
NET INCOME                                                $    (4,659)   $   248,122    $    10,959
                                                          ===========    ===========    ===========

EQUITY IN NET INCOME OF UNCONSOLIDATED
    COMPANIES:
      Office Properties                                   $     6,124    $     3,164    $     5,265
      Resort/Hotel Properties                                      --             --             --
      Residential Development Properties                       41,014         53,470         42,871
      Temperature-Controlled Logistics Properties               1,136          7,432         15,039
      Other(2)                                                  2,957         11,645          5,122
                                                          -----------    -----------    -----------
TOTAL EQUITY IN NET INCOME OF
    UNCONSOLIDATED COMPANIES                              $    51,231    $    75,711    $    68,297
                                                          ===========    ===========    ===========

                                                            BALANCE AT DECEMBER 31,
                                                          --------------------------
                                                             2001           2000
                                                          -----------    -----------
IDENTIFIABLE ASSETS:
    Office Segment                                        $ 2,727,939    $ 3,088,653
    Resort/Hotel Segment                                      442,724        468,286
    Residential Development Segment                           371,535        305,187
    Temperature-Controlled Logistics Segment                  308,427        308,035
    Other(2)                                                  291,524        373,157
                                                          -----------    -----------
TOTAL IDENTIFIABLE ASSETS                                 $ 4,142,149    $ 4,543,318
                                                          ===========    ===========


---------

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

     4.    INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED
COMPANIES:

         Investments in which the Company does not have a controlling interest are accounted for under the equity method. The following is a summary of the Company's ownership in significant unconsolidated companies or equity investments:

                                                                                          OPERATING PARTNERSHIP'S OWNERSHIP
                     ENTITY                                  CLASSIFICATION                    AS OF DECEMBER 31, 2001
-------------------------------------------------- ------------------------------------   ----------------------------------
Desert Mountain Development Corporation (1)        Residential Development Corporation               95.0%(2)(3)
The Woodlands Land Company, Inc.(1)                Residential Development Corporation               95.0%(2)(4)
Crescent Resort Development, Inc. (1)              Residential Development Corporation               90.0%(2)(5)
Mira Vista Development Corp.                       Residential Development Corporation               94.0%(2)(6)
Houston Area Development Corp.                     Residential Development Corporation               94.0%(2)(7)
Temperature-Controlled Logistics Partnership        Temperature-Controlled Logistics                 40.0%(8)
The Woodlands Commercial
    Properties Company, L.P.                                     Office                               42.5%(9)(10)
Main Street Partners, L.P.                              Office (Bank One Center)                      50.0%(11)
Crescent 5 Houston Center, L.P.                         Office (5 Houston Center)                     25.0%(12)
Austin PT BK One Tower Office Limited Partnership        Office (Bank One Tower)                      20.0%(13)
Houston PT Four Westlake Office Limited Partnership    Office (Four Westlake Park)                    20.0%(13)
DBL Holdings, Inc.                                                Other                               97.4%(14)
CRL Investments, Inc.(1)                                          Other                               95.0%(15)
CR License, LLC (1)                                               Other                               28.5%(16)

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

Four Westlake Park and Bank One Tower

         On July 30, 2001, the Company entered into joint venture arrangements with an affiliate of General Electric Pension Fund ("GE") in which the Company contributed two Office Properties, Four Westlake Park in Houston, Texas, and Bank One Tower in Austin, Texas into the joint ventures and GE made a cash contribution. The joint ventures are structured such that GE holds an 80% equity interest in each of Four Westlake Park, a 560,000 square foot Class A Office Property located in the Katy Freeway submarket of Houston, and Bank One Tower, a 390,000 square foot Class A Office Property located in downtown Austin. The Company continues to hold the remaining 20% equity interests in each Property, which are accounted for under the equity method. The joint ventures generated approximately $120,000 in net cash proceeds to the Company, including distributions to the Company resulting from the sale of its 80% equity interest and from mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Company. The Company has no commitment to reinvest the cash proceeds back into the joint ventures. The joint ventures were accounted for as partial sales of these Office Properties, resulting in a gain of approximately $7,577, net of a deferred gain of approximately $1,894. In addition, the Company manages and leases the Office Properties on a fee basis. During the year ended December 31, 2001, the Company recognized $227 for these services.

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

         On November 9, 2001, The Woodlands Land Development Company, L.P., owned by The Woodlands Land Company, Inc. and an affiliate of Morgan Stanley, sold two office properties and one retail property located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $41,800, of which the Company's portion was approximately $19,700. The sale generated a net gain of approximately $8,000, of which the Company's portion was approximately $3,800. The net proceeds received by the Company were used primarily to pay down variable-rate debt.

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

         In the first quarter of 2000, AmeriCold Logistics started to experience a slowing in revenue growth from the previous year, this was primarily due to customers focusing more interest on inventory management in an effort to improve operating performance. Starting in 2000 and continuing into 2001, AmeriCold Logistics has seen consolidation among retail and food service channels begin to significantly limit the ability of manufacturers to pass along cost increases by raising prices. Because of this, manufacturers are focused on supply chain cost (such as inventory management, transportation and distribution) reduction initiatives in an effort to improve operating performance. In the third quarter of 2000, AmeriCold Logistics' same-store earnings before interest, taxes, depreciation and amortization, and rent ("EBITDAR") declined 2% for the nine months ended September 30, 2000 compared to the same period in 1999. As a result of the reductions in revenues and the second consecutive quarter decline in same-store EBITDAR, AmeriCold Logistics was unable to fulfill its rental obligation under the leases which resulted in deferred rent. At that time, the Temperature-Controlled Logistics Corporation recorded a valuation allowance for 100% of the rent that had been deferred during the three months ended September 30, 2000 and has continued to record a valuation allowance for 100% of the deferred rent prospectively. AmeriCold Logistics' experienced a 2% decline in same-store EBITDAR during 2000 compared to 1999 and an 11% decline in same-store EBITDAR during 2001 compared to 2000.

         AmeriCold Logistics deferred $25,500 of rent for the year ended December 31, 2001, of which the Company's share was $10,200. AmericCold Logistics also deferred $19,000 and $5,400 of rent for the years ended December 31, 2000 and 1999, respectively, of which the Company's share was $7,500 and $2,100, respectively. In December 2001, the Temperature Controlled Logistics Corporation waived its right to collect $39,800 of the total $49,900 of deferred rent, of which the Company's share was $15,900. The Temperature-Controlled Logistics Corporation recorded adequate valuation allowances related to the waived deferred rental revenue during the years ended December 31, 2000 and 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Company related to the Temperature-Controlled Logistics Corporation's decision to waive collection of deferred rent.

                                         DEFERRED RENT             VALUATION ALLOWANCE                 WAIVED RENT
                                  ---------------------------   ---------------------------   ---------------------------
                                                  COMPANY'S                     COMPANY'S                      COMPANY'S
                                     TOTAL         PORTION         TOTAL          PORTION        TOTAL         PORTION
                                  ------------   ------------   ------------   ------------   ------------   ------------
For the year ended December 31,
1999                              $      5,400   $      2,100   $         --   $         --   $         --   $         --
2000                                    19,000          7,500         16,300          6,500             --             --
2001                                    25,500         10,200         25,500         10,200         39,800         15,900
                                  ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2001      $     49,900   $     19,800   $     41,800   $     16,700   $     39,800   $     15,900
                                  ============   ============   ============   ============   ============   ============

OTHER

         During the year ended December 31, 2001, the Company recognized an impairment loss of $5,000, which is included in Impairment and Other Charges Related to Real Estate Assets, on a fund which primarily holds real estate investments and marketable securities, in which the Company has an interest.

         During the year ended December 31, 2000, the Company recognized an impairment loss of $8,525, which is included in Impairment and Other Charges Related to Real Estate Assets, on a fund which primarily holds real estate investments and marketable securities, in which the Company has an interest.

The Company reports its share of income and losses based on its ownership interest in its respective equity investments, adjusted for any preference payments. The following summarized information for all unconsolidated companies is presented below with significant subsidiaries identified under the captions "Desert Mountain Development Corporation", "Crescent Resort Development, Inc." and "The Woodlands Land Company, Inc." and all other unconsolidated Companies presented on an aggregate basis and classified under the captions "Other Residential Development Corporations," "Temperature-Controlled Logistics," "Office" and "Other," as applicable, as of December 31, 2001, 2000 and 1999.


BALANCE SHEETS:

                                                                         BALANCE AT DECEMBER 31, 2001
                                            --------------------------------------------------------------------------------------
                                              CRESCENT          THE          OTHER
                                               RESORT        WOODLANDS    RESIDENTIAL   TEMPERATURE-
                                            DEVELOPMENT,        LAND      DEVELOPMENT    CONTROLLED
                                                INC.       COMPANY, INC.  CORPORATIONS   LOGISTICS         OFFICE         OTHER
                                            ------------   -------------  ------------  ------------     -----------   -----------
  Real estate, net                          $   393,784    $    365,636   $   173,991   $ 1,272,784      $   553,147
  Cash                                           17,570           2,688         7,973        23,412           28,224
  Other assets                                   31,749          32,244        94,392        82,967           31,654
                                            -----------    ------------   -----------   -----------      -----------
       Total assets                         $   443,103    $    400,568   $   276,356   $ 1,379,163      $   613,025
                                            ===========    ============   ===========   ===========      ===========

  Notes payable                             $        --    $    225,263   $        --   $   558,949      $   324,718
  Notes payable to the Company                  180,827              --        60,000         4,833               --
  Other liabilities                             232,767          74,271       168,671        46,395           29,394
  Equity                                         29,509         101,034        47,685       768,986          258,913
                                            -----------    ------------   -----------   -----------      -----------
        Total liabilities and equity        $   443,103    $    400,568   $   276,356   $ 1,379,163      $   613,025
                                            ===========    ============   ===========   ===========      ===========

  Company's share of unconsolidated debt(1) $        --    $     90,949   $        --   $   223,580      $   126,580
                                            ===========    ============   ===========   ===========      ===========

  Company's investments in real estate
    mortgages and equity of uncon-
    solidated companies                     $   222,082    $     29,046   $   120,407   $   308,427      $   121,423   $    36,932
                                            ===========    ============   ===========   ===========      ===========   ===========

SUMMARY STATEMENTS OF OPERATIONS:


                                                                  FOR THE YEAR ENDED DECEMBER 31, 2001
                                          ------------------------------------------------------------------------------------
                                            CRESCENT         THE          OTHER
                                             RESORT       WOODLANDS    RESIDENTIAL   TEMPERATURE-
                                          DEVELOPMENT,       LAND       DEVELOPMENT   CONTROLLED
                                              INC.      COMPANY, INC.  CORPORATIONS  LOGISTICS        OFFICE(2)       OTHER
                                          ------------  -------------  ------------  ------------    -----------   -----------
  Total revenues                          $   195,163    $   188,178   $    93,462   $   120,531      $    88,835
  Expenses:
     Operating expense                        175,424        104,486        83,074        13,349(3)        37,128
     Interest expense                           1,373          4,967         1,641        44,988           19,184
     Depreciation and amortization              2,726          5,599         6,185            --               --
     Taxes                                        641         14,676        (4,222)       58,855           19,387
                                          -----------    -----------   -----------   -----------      -----------
  Total expenses                              180,164        129,728        86,678       117,192           75,699
                                          -----------    -----------   -----------   -----------      -----------

  Net income                              $    14,999    $    58,450   $     6,784   $     3,339(3)   $    13,136
                                          ===========    ===========   ===========   ===========      ===========


  Company's equity in net income
    of unconsolidated companies           $    14,944    $    20,943   $     5,127   $     1,136      $     6,124   $     2,957
                                          ===========    ===========   ===========   ===========      ===========   ===========

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

BALANCE SHEETS:

                                                                        BALANCE AT DECEMBER 31, 2000
                                         -----------------------------------------------------------------------------------------
                                            DESERT       CRESENT          THE          OTHER
                                           MOUNTAIN       RESORT       WOODLANDS    RESIDENTIAL  TEMPERATURE-
                                         DEVELOPMENT   DEVELOPMENT,      LAND       DEVELOPMENT   CONTROLLED
                                         CORPORATION       INC.      COMPANY, INC.  CORPORATIONS  LOGISTICS      OFFICE     OTHER
                                         ------------  ------------  -------------  ------------  -----------  ----------- --------
Real estate, net                         $   147,484   $   227,429   $   406,660   $    16,739   $ 1,303,810  $   394,724
Cash                                           5,733        36,717        10,739         6,450        19,606       34,599
Other assets                                  70,503        83,452        37,930         4,662        82,883       34,897
                                         -----------   -----------   -----------   -----------   -----------  -----------
     Total assets                        $   223,720   $   347,598   $   455,329   $    27,851   $ 1,406,299  $   464,220
                                         ===========   ===========   ===========   ===========   ===========  ===========

Notes payable                            $        --   $        --   $   255,356   $        --   $   561,321  $   251,785
Notes payable to the Company                  59,000       130,932            --            --        11,333           --
Other liabilities                            130,834       158,839        96,533         2,744        78,042       46,054
Equity                                        33,886        57,827       103,440        25,077       755,603      166,381
                                         -----------   -----------   -----------   -----------   -----------  -----------
      Total liabilities and equity       $   223,720   $   347,598   $   455,329   $    27,851   $ 1,406,299  $   464,220
                                         ===========   ===========   ===========   ===========   ===========  ===========

Company's share of unconsolidated debt   $        --   $        --   $   103,100   $        --   $   224,528  $   118,485
                                         ===========   ===========   ===========   ===========   ===========  ===========

Company's investments in real estate
  mortgages and equity of uncon-
  solidated companies                    $   109,092   $   150,118   $    24,525   $    21,452   $   308,035  $    98,308  $ 133,787
                                         ===========   ===========   ===========   ===========   ===========  ===========  =========

SUMMARY STATEMENTS OF OPERATIONS:

                                                                          FOR THE YEAR ENDED DECEMBER 31, 2000
                                   -------------------------------------------------------------------------------------------------
                                      DESERT       CRESENT         THE          OTHER
                                     MOUNTAIN       RESORT      WOODLANDS     RESIDENTIAL   TEMPERATURE-
                                   DEVELOPMENT   DEVELOPMENT,     LAND        DEVELOPMENT    CONTROLLED
                                   CORPORATION       INC.     COMPANY, INC.   CORPORATIONS   LOGISTICS         OFFICE       OTHER
                                   ------------  -----------  -------------   ------------  -----------     -----------   ----------
Total revenues                     $   153,680  $   180,038   $   180,670    $    30,404   $   154,341     $    89,841
Expenses:
   Operating expense                   127,589      158,860       105,231         10,897        21,982(1)       34,261
   Interest expense                        916        3,157         2,986            164        46,637          25,359
   Depreciation and amortization         4,966        6,430         4,479            436        57,848          20,673
   Taxes                                 3,812          979        27,188          1,235         7,311              --
   Other (income) expense                   --           --            --             --        (2,886)             --
                                   -----------  -----------   -----------    -----------   -----------     -----------
Total expenses                     $   137,283  $   169,426   $   139,884    $    12,732   $   130,892     $    80,293
                                   -----------  -----------   -----------    -----------   -----------     -----------

Net income                         $    16,397  $    10,612   $    40,786    $    17,672   $    23,449(1)  $     9,548
                                   ===========  ===========   ===========    ===========   ===========     ===========


Company's equity in net income
  of unconsolidated companies      $    16,109  $    10,407   $    16,466    $    10,488   $     7,432     $     3,164    $  11,645
                                   ===========  ===========   ===========    ===========   ===========     ===========    =========


----------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

SUMMARY STATEMENTS OF OPERATIONS:

                                                          FOR THE YEAR ENDED DECEMBER 31, 1999
                          ------------------------------------------------------------------------------------------------------
                             DESERT          CRESCENT         THE          OTHER
                            MOUNTAIN          RESORT       WOODLANDS    RESIDENTIAL    TEMPERATURE-
                           DEVELOPMENT     DEVELOPMENT       LAND      DEVELOPMENT    CONTROLLED
                           CORPORATION         INC.     COMPANY, INC.  CORPORATIONS   LOGISTICS           OFFICE        OTHER
                           -----------     -----------  -------------  ------------  -----------       -----------   -----------
Total revenues             $   192,094     $   134,411   $   134,781   $    41,297   $   264,266       $    78,534
Expenses:
   Operating expense           175,762         116,717        80,357        22,022       127,516(1)         27,008
   Interest expense                 --           2,709         2,174            37        47,273            19,321
   Depreciation and
     amortization                6,435           3,131         4,386           343         54,574            19,273
   Taxes                            --           1,963        19,146         1,440         (6,084)               --
                           -----------     -----------   -----------   -----------   -----------       -----------
Total expenses             $   182,197     $   124,520   $   106,063   $    23,842   $   223,279       $    65,602
                           -----------     -----------   -----------   -----------   -----------       -----------

Net income                 $     9,897     $     9,891   $    28,718   $    17,455   $    40,987(1)    $    12,932
                           ===========     ===========   ===========   ===========   ===========       ===========


Company's equity in
   net income of
   unconsolidated
   companies               $    10,097    $     9,561   $    15,548   $     7,665   $    15,039       $     5,265   $     5,122
                           ===========      ===========   ===========   ===========   ===========       ===========   ===========

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
                                                       ============    ============

6.    NOTES PAYABLE AND BORROWINGS UNDER FLEET FACILITY:

      The following is a summary of the Company's debt financing at December 31, 2001 and 2000:

                                                                                                           BALANCE AT DECEMBER 31,
                                                                                                           -----------------------
SECURED DEBT                                                                                                 2001         2000
                                                                                                           ----------   ----------
  UBS Term Loan II,(1) secured by the Funding VIII Properties and the Washington Harbour Office
  Properties ...........................................................................................   $       --   $  326,677

  Fleet Fund I and II Term Loan(2)(5) due May 2005, bears interest at LIBOR plus 325 basis points (at December 31, 2001, the interest rate was 5.39%), with a four-year interest-only term, secured by equity interests in Funding I and II with a combined book value of $275,000
  at December 31, 2001 .................................................................................      275,000      200,000
  AEGON Note(3) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Funding III, IV and V
  Properties with a combined book value of $263,456 at December 31, 2001 ...............................      269,930      274,320

  LaSalle Note I(4) bears interest at 7.83% with an initial seven-year interest-only term (through
  August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2027, secured by the Funding I Properties with a combined book
  value of $262,672 at December 31, 2001 ...............................................................      239,000      239,000

  Deutsche Bank-CMBS Loan due May 2004, bears interest at the 30-day LIBOR rate plus 234 basis points
  (at December 31, 2001, the interest rate was 5.84%), with a three-year interest-only term and two one-year extension options, secured by the Funding X Properties and Spectrum Center
  with a combined book value of $304,699 ...............................................................      220,000           --

  JP Morgan Mortgage Note(6) due October 2016, bears interest at a fixed rate of 8.31% with a two-year interest-only term (through October 2001), followed by principal amortization based on a 15-year amortization schedule through maturity in October 2016, secured by the Houston
  Center mixed-use Office Property complex with a combined book value of
   $268,978 at December 31, 2001 .......................................................................      199,386      200,000

  LaSalle Note II(7) bears interest at 7.79% with an initial seven-year interest-only term (through
  March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028, secured by the Funding II Properties with a combined book
  value of $308,145 at December 31, 2001 ...............................................................      161,000      161,000

  UBS Term Loan I,(1) secured by the Funding VIII Properties and the Washington Harbour Office
  Properties ...........................................................................................           --      146,775

  iStar Financial Note due September 2001, bears interest at 30-day LIBOR plus 1.75% (at December 31, 2000, the rate was 8.57%) with an interest-only term, secured
  by the Fountain Place Office Property with a book value of $112,332 at December 31, 2000 .............           --       97,123

  UBS Line of Credit,(1) secured by the Funding VIII Properties and the Washington Harbour
  Properties ...........................................................................................           --       80,000

  CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City Center Resort/Hotel Property
  with a combined book value of $103,773 at December 31, 2001 ..........................................       63,500       63,500

                                                                                                           BALANCE AT DECEMBER 31,
                                                                                                           ----------   ----------
SECURED DEBT - CONTINUED                                                                                      2001         2000
                                                                                                           ----------   ----------
    Metropolitan Life Note V due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran
    Center Office Properties with a combined book value of $68,653 at December 31, 2001 ................   $   38,696   $   39,219

    Northwestern Life Note due January 2004, bears interest at 7.66% with an interest-only term,
    secured by the 301 Congress Avenue Office Property with a book value of $36,234 at December 31, 2001       26,000       26,000
    Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule, secured by five of The
    Woodlands Office Properties with a combined book value of $12,464 at December 31, 2000 .............           --        9,263
    Nomura Funding VI Note(8) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in July 2020,
    secured by the Funding VI Property with a  book value of $35,043 at December 31, 2001 ..............        8,187        8,330

    Woodmen of the World Note (9) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through April 2006), followed by principal amortization based on a 25-year
    amortization schedule, secured by the Avallon IV Office Property with a book value of $12,858 ......        8,500           --

    Mitchell Mortgage Note due August 2002, bears interest at 7.00% with an interest-only term,
    secured by three of The Woodlands Office Properties with a combined book value of $9,167 ...........        6,244           --
    Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization schedule, secured by a parcel of land
    with a book value of $17,123 at December 31, 2001 ..................................................          651          688

UNSECURED DEBT
    Fleet Facility(2) due May 2004, bears interest at LIBOR plus 187.5 basis points
    (at December 31, 2001, the interest rate was 3.92%), with a three-year interest-only term and a
    one year extension option ..........................................................................      283,000           --
    2007 Notes(10) bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due
    September 2007 .....................................................................................      250,000      250,000
    2002 Notes(10) bear interest at a fixed rate of 7.00% with a five-year interest-only term, due
    September 2002 .....................................................................................      150,000      150,000

SHORT-TERM BORROWINGS
    Short-term borrowings (11); variable interest rates ranging from the Fed Funds rate plus 150 basis
    points to LIBOR plus 375 basis points, with maturities up to August 2002 ...........................       15,000           --
                                                                                                           ----------   ----------

         Total Notes Payable ...........................................................................   $2,214,094   $2,271,895
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

         In addition to the subsidiaries listed in "Note 1. Organization and Basis of Presentation," certain other subsidiaries of the Company were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. The following lists these entities, all of which are consolidated and are grouped based on the Properties to which they relate:
Funding I and Funding II Properties (CREM Holdings, LLC, Crescent Capital Funding, LLC, Crescent Funding Interest, LLC, CRE Management I Corp., CRE Management II Corp.); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VI Properties (CRE Management VI Corp.); Funding VIII Properties (CRE Management VIII, LLC); Funding IX Properties (CRE Management IX, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L. P., CRE Management X, LLC); Spectrum Center Partners, L.P., Spectrum Mortgage Associates, L. P., CSC Holdings Management, LLC, Crescent SC Holdings, L. P., CSC Management, LLC); and 5 Houston Center (Development Property) (C5HC Management, LLC, Crescent 5 Houston Center, L. P.).

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

New Debt Resulting from Refinancing

                                        MAXIMUM              INTEREST                  MATURITY
           DESCRIPTION                 BORROWING               RATE                      DATE
-----------------------------------   -------------    ----------------------          ----------
Fleet Facility                           $ 400,000(1)  LIBOR + 187.5 basis points           2004(2)
Fleet Fund I and II Term Loan            $ 275,000     LIBOR + 325 basis points             2005
Deutsche Bank - CMBS Loan                $ 220,000     LIBOR + 234 basis points             2004(3)
Deutsche Bank Short-Term Loan            $  75,000     LIBOR + 300 basis points             2001(4)


----------

(1) The $400,000 Fleet Facility is an unsecured revolving line of credit. The weighted average interest rate from the origination of the note in May 2001 through December 31, 2001 is 5.38%.

(2)   One-year extension option.

(3)   Two one-year extension options.

(4)   Repaid September 19, 2001.

Debt Repaid or Modified and Replaced by Refinancing

                                        MAXIMUM              INTEREST             MATURITY          BALANCE
           DESCRIPTION                 BORROWING               RATE                 DATE        REPAID/MODIFIED(1)
-----------------------------------   -------------    ----------------------     ----------   -------------------
UBS Line of Credit                      $ 300,000     LIBOR + 250 basis points      2003           $ 165,000
UBS Term Loan I                         $ 146,775     LIBOR + 250 basis points      2003           $ 146,775
UBS Term Loan II                        $ 326,677     LIBOR + 275 basis points      2004           $ 326,677
Fleet Term Note II                      $ 200,000     LIBOR + 400 basis points      2003           $ 200,000
iStar Financial Note                    $  97,123     LIBOR + 175 basis points      2001           $  97,123

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

         The following table shows information regarding the Company's cash flow hedge agreements as of December 31, 2001, and interest expense for the year ended December 31, 2001:

                                                                                                      ADDITIONAL
                                                                                                   INTEREST EXPENSE
    ISSUE           NOTIONAL        MATURITY        REFERENCE              FAIR                      FOR THE YEAR
    DATE             AMOUNT           DATE             RATE            MARKET VALUE            ENDED DECEMBER 31, 2001
--------------   ---------------   ------------    -------------   ----------------------    -----------------------------
       9/1/99         $ 200,000         9/2/03     6.183%                      $ (10,800)               $ 3,500
       2/4/00         $ 200,000         2/3/03     7.11%                       $ (10,800)               $ 6,000
      4/18/00         $ 100,000        4/18/04     6.76%                       $  (7,200)               $ 2,700

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

9.       RENTALS UNDER OPERATING LEASES:

         During 2001, the Company received rental income from the lessees of Office Property and Resort/Hotel Property space under operating leases. On February 14, 2002, the Company executed an agreement with COPI, pursuant to which the Company acquired, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties previously leased to COPI. Therefore, no future rental income from the operating lessee will be recognized for these Resort/Hotel Properties. The Company recognized percentage rental income from the Resort/Hotel Properties of approximately $14,665, $24,622 and $19,648 for the years ended December 31, 2001, 2000 and 1999, respectively.

         For noncancelable operating leases for consolidated Office Properties owned as of December 31, 2001, future minimum rentals (base rents) during the next five years and thereafter (excluding tenant reimbursements of operating expenses for Office Properties) are as follows:

                     OFFICE
                   PROPERTIES
                -----------------
2002                   $ 410,459
2003                     350,022
2004                     268,891
2005                     213,334
2006                     165,175
Thereafter               482,383
                     -----------
                     $ 1,890,264
                     ===========

         Generally, the Office Property leases also require that each customer reimburse the Company for increases in operating expenses above operating expenses during the base year of the customer's lease. These amounts totaled $98,816, $91,735 and $92,865, for the years ended December 31, 2001, 2000 and
1999, respectively. These increases are generally payable in equal installments throughout the year, based on estimated increases, with any differences adjusted at year end based upon actual expenses.

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

                       LEASES
                     COMMITMENTS
                 --------------------
2002                       $   2,121
2003                           2,129
2004                           2,136
2005                           2,143
2006                           2,155
Thereafter                   107,219
                           ---------
                           $ 117,903
                           =========

COPI COMMITMENTS

         See "Note 22. Subsequent Events," for a description of the Company's commitments related to the agreement with COPI, executed on February 14, 2002.

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

                               STOCK OPTIONS PLANS

         A summary of the status of Crescent Equities' 1994 and 1995 Plans as of December 31, 2001, 2000 and 1999 and changes during the years then ended is presented in the table below:

                                                      2001                         2000                         1999
                                           --------------------------   --------------------------   --------------------------
                                            OPTIONS TO     WTD. AVG.     OPTIONS TO     WTD. AVG.     OPTIONS TO    WTD. AVG.
                                             ACQUIRE       EXERCISE       ACQUIRE       EXERCISE       ACQUIRE       EXERCISE
                                             SHARES          PRICE         SHARES         PRICE         SHARES         PRICE
                                           -----------    -----------   -----------    -----------   -----------    -----------
Outstanding as of January 1,                     7,966    $        21         6,661    $        21         6,967    $        21
Granted                                            559             22         1,665             20         3,489             16
Exercised                                         (747)            17          (209)            15        (2,900)            13
Forfeited                                         (803)            20          (151)            20          (895)            30
Expired                                             --             --            --             --            --             --
                                           -----------    -----------   -----------    -----------   -----------    -----------
Outstanding/Wtd. Avg. as of December 31,         6,975    $        21         7,966    $        21         6,661    $        21
                                           -----------    -----------   -----------    -----------   -----------    -----------
Exercisable/Wtd. Avg. as of December 31,         3,127    $        24         2,630    $        23         1,721    $        24

         The following table summarizes information about the options outstanding and exercisable at December 31, 2001:

                           OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                     --------------------------------------------  -------------------------
                                     WTD. AVG. YEARS
                        NUMBER          REMAINING                      NUMBER
  RANGE OF            OUTSTANDING        BEFORE        WTD. AVG.     EXERCISABLE    WTD. AVG.
EXERCISE PRICES       AT 12/31/01      EXPIRATION    EXERCISE PRICE  AT 12/31/01  EXERCISE PRICE
                     --------------  --------------- --------------  ----------   ----------
$11 to 19                    3,258    7.4 years             $ 16         1,252         $ 16
$19 to 27                    2,221    8.3                     22           599           22
$27 to 39                    1,496    6.1                     32         1,276           32
                     -------------   ----------------  ---------     ---------    ---------
$11 to 39                    6,975    7.4 years             $ 21         3,127         $ 24
                     =============   ================  =========     =========    =========

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

         A summary of the status of the Company's 1996 Unit Plan as of December 31, 2001, 2000 and 1999, and changes during the years then ended is presented in the table below (assumes each unit is exchanged for two common shares):

                         1996 UNIT INCENTIVE OPTION PLAN

                                                      2001                        2000                           1999
                                           --------------------------   -------------------------     --------------------------
                                            SHARES        WTD. AVG.       SHARES       WTD. AVG.       SHARES          WTD. AVG.
                                           UNDERLYING   EXERCISE PRICE   UNDERLYING  EXERCISE PRICE   UNDERLYING    EXERCISE PRICE
                                          UNIT OPTIONS    PER SHARE     UNIT OPTIONS   PER SHARE     UNIT OPTIONS     PER SHARE
                                          ------------  --------------  -----------  --------------  ------------    -----------
Outstanding as of January 1,                     2,414    $        17         2,414   $        17           4,000    $        18
Granted                                             --             --            --            --             200             16
Exercised                                          (20)            18            --            --          (1,143)            18
Forfeited                                           --             --            --            --            (643)            18
Expired                                             --             --            --            --              --             --
                                           -----------    -----------   -----------   -----------     -----------    -----------
Outstanding/Wtd. Avg. as of December 31,         2,394    $        17         2,414   $        17           2,414    $        17
                                           -----------    -----------   -----------   -----------     -----------    -----------
Exercisable/Wtd. Avg. as of December 31,         1,766    $        18         1,571   $        18           1,143    $        18

       Effective March 5, 2001, the Operating Partnership granted options to acquire 150,000 Units to Dennis H. Alberts, in connection with his employment as the Chief Operating Officer of the General Partner and the Company. The 300,000 common share equivalents were priced at $21.84 per share, which equals the fair market value of the Company's common shares at the date of grant.

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

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------------------------------------------
                                               2001                          2000                        1999
                                    --------------------------    -------------------------   --------------------------
                                    AS REPORTED     PRO FORMA     AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                    -----------    -----------    -----------   -----------   -----------    -----------
Basic EPS:
  Net (Loss) Income available to
    common shareholders             $   (18,160)   $   (23,301)   $   231,716   $   226,112   $    (7,441)   $   (12,998)
Diluted EPS:
  Net (Loss) Income available to
    common shareholders                 (18,160)       (23,301)       231,716       226,112        (7,441)       (12,998)
Basic (Loss) Earnings  per Share          (0.17)         (0.22)          2.05          1.99         (0.06)         (0.11)
Diluted (Loss) Earnings per Share         (0.17)         (0.22)          2.02          1.97         (0.06)         (0.11)

         At December 31, 2001, 2000 and 1999, the weighted average fair value of options granted was $2.73, $2.46 and $2.80, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model using the following expected weighted average assumptions in the calculation.

                                FOR THE YEAR ENDED DECEMBER 31,
                             -------------------------------------
                               2001          2000         1999
                             ----------   -----------   ----------
Life of options              10 years      10 years     10 years
Risk-free interest rates          4.4%          8.0%         8.0%
Dividend yields                   8.3%         10.0%        12.0%
Stock price volatility           25.7%         26.0%        27.0%

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

         Funding IX loaned the net proceeds of the sale of Class A Units in Funding IX through an intracompany loan to Crescent SH IX, Inc. ("SH IX"), for the purchase of common shares of the Company. See "Share Repurchase Program" below. This intracompany loan is eliminated in consolidation. However, the loan from Funding IX to SH IX matures March 15, 2003. The Company intends to repay the loan of approximately $285,000 at that time. The proceeds received by Funding IX will be used to redeem Class A Units.

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

FORWARD SHARE PURCHASE AGREEMENT

         On August 12, 1997, the Company entered into two transactions with affiliates of the predecessor of UBS AG ("UBS"). In one transaction, the Company sold 4,700,000 common shares to UBS for approximately $148,000 and received approximately $145,000 in net proceeds. In the other transaction, the Company entered into a forward share purchase agreement (the "Forward Share Purchase Agreement") with UBS. The Company had the right to settle the Forward Share Purchase Agreement in cash or common shares. On August 11, 1998, the Company paid a fee of approximately $3,000 to UBS in connection with the exercise by the Company and UBS of the right to extend the term of the Forward Share Purchase Agreement until August 12, 1999.

         The Forward Share Purchase Agreement was accounted for under the Emerging Issues Task Force (the "EITF") Issue No. 96-13. The Forward Share Purchase Agreement and the related common stock was accounted for together as an equity instrument, similar to a preferred stock instrument with a cumulative fixed dividend, the forward accretion component or the guaranteed return to UBS was accounted for like a preferred dividend. Additionally, the common shares actually issued and outstanding were considered in both the basic and diluted weighted-average shares calculations. The diluted EPS calculation also included any contingently issuable common shares.

         On June 30, 1999, the Company settled the Forward Share Purchase Agreement with affiliates of the predecessor of UBS. At settlement of the Forward Share Purchase Agreement, the Company made a cash payment of approximately $149,000 (the "Settlement Price") to UBS in exchange for the return by UBS to the Company of 7,299,760 common shares.

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

         The Share Repurchase Agreement was accounted for under EITF 96-13 and was considered an equity instrument similar to a preferred stock instrument with a cumulative fixed dividend, the forward accretion component or guaranteed return to UBS was accounted for like a preferred dividend. Additionally, the common shares actually issued and outstanding were considered in both the basic and diluted weighted-average shares calculations. The diluted EPS calculation also included any contingently issuable common shares.

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

                                                                                                      ANNUAL
                                     DIVIDEND/         TOTAL            RECORD       PAYMENT        DIVIDEND/
           SECURITY                DISTRIBUTION        AMOUNT            DATE          DATE        DISTRIBUTION
-------------------------------   ----------------   -----------      ------------  -----------   ---------------
 Common Shares/Units(1)                   $ 0.550      $ 74,697(2)      1/31/01      2/15/01              $ 2.20
 Common Shares/Units(1)                   $ 0.550      $ 74,789(2)      4/30/01      5/15/01              $ 2.20
 Common Shares/Units(1)                   $ 0.550      $ 74,986(2)      7/31/01      8/15/01              $ 2.20
 Common Shares/Units(1)                   $ 0.375(3)   $ 49,937(2)      10/31/01     11/15/01             $ 1.50(3)
 Common Shares/Units(1)                   $ 0.375(3)   $ 49,706(2)      1/31/02      2/15/02              $ 1.50(3)
 6 3/4% Series A Preferred
    Shares                                $ 0.422       $ 3,375         1/31/01      2/15/01              $ 1.69
 6 3/4% Series A Preferred
    Shares                                $ 0.422       $ 3,375         4/30/01      5/15/01              $ 1.69
 6 3/4% Series A Preferred
    Shares                                $ 0.422       $ 3,375         7/31/01      8/15/01              $ 1.69
 6 3/4% Series A Preferred
    Shares                                $ 0.422       $ 3,375        10/31/01      11/15/01             $ 1.69
 6 3/4% Series A Preferred
    Shares                                $ 0.422       $ 3,375         1/31/02      2/15/02              $ 1.69

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

Common Shares

         Following is the income tax status of distributions paid on common shares and equivalent units during the years ended December 31, 2001, and 2000 to common shareholders:

                                   2001        2000
                                 ---------   ---------
Ordinary dividend                    50.3%       51.5%
Capital gain                           --         6.4%
Return of capital                    49.7%       35.9%
Unrecaptured Section 1250 gain         --         6.2%

Preferred Shares

         Following is the income tax status of distributions paid during the years ended December 31, 2001 and 2000 to preferred shareholders:

                                    2001      2000
                                   -------   -------
Ordinary dividend                     100%     83.7%
Capital gain                           --       8.2%
Unrecaptured Section 1250 gain         --       8.1%

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

         DBL has two wholly owned subsidiaries, DBL-ABC, Inc. and DBL-CBO, Inc., the assets of which are described in the following paragraphs, and DBL directly holds 66% of the voting stock in Mira Vista and HADC. At December 31, 2001, Mr. Goff's interest in DBL was approximately $554.

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

COPI COLORADO, L. P.

         As of December 31, 2001, Crescent Resort Development, Inc. ("CRD") was owned 90% by the Company and the remaining 10%, representing 100% of the voting stock, was owned by COPI Colorado, L. P., of which 60% was owned by COPI, with 20% owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company and 20% owned by a third party.

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to the Company, in lieu of foreclosure, COPI's 60% general partner interest in COPI Colorado. As a result, the Company indirectly owns a 96% interest in CRD, John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, owns a 2.0% interest and the remaining 2.0% interest is owned by a third party. The Company will fully consolidate the operations of CRD beginning on the date of the asset transfer.

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

16.      COPI:

         In April 1997, the Company established a new Delaware corporation, Crescent Operating, Inc. or COPI. All of the outstanding common stock of COPI, valued at $0.99 per share, was distributed, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997, in a spin-off.

         COPI was formed to become a lessee and operator of various assets to be acquired by the Company and to perform the intercompany agreement between COPI and the Company, pursuant to which each agreed to provide the other with rights to participate in certain transactions. The Company was not permitted to operate or lease these assets under the tax laws, in effect at that time, applicable to REITs. In connection with the formation and capitalization of COPI, and the subsequent operations and investments of COPI since 1997, the Company made loans to COPI under a line of credit and various term loans.

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

IMPAIRMENT AND OTHER ADJUSTMENTS RELATED TO COPI

Resort/Hotel Accounts Receivable, net of allowance                   $    33,200
Resort/Hotel Straight-Line Rent                                           12,700
Notes Receivable and Accrued Interest                                     71,500
Asset transaction costs                                                    2,800
                                                                     -----------
                                                                     $   120,200
Less estimated collateral value to be received from COPI:
Estimated Fair Value of Resort/Hotel FF&E                            $     6,900
Estimated Fair Value of Voting Stock of
  Residential Development Corporations                               $    38,500
                                                                     -----------
                                                                     $    45,400
                                                                     -----------
Impairment of assets                                                 $    74,800

Plus Estimated Costs Related to COPI Bankruptcy                           18,000
                                                                     -----------
Impairment and other charges related to COPI                         $    92,800
                                                                     ===========

         For a description of the COPI assets transferred to subsidiaries of the Company, in lieu of foreclosure, of certain COPI assets, see "Note 22. Subsequent Events."

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

         On September 28, 2001, the Woodlands Office Equities - '95 Limited ("WOE"), owned by the Company and the Woodlands CPC, sold two Office Properties located within The Woodlands, Texas. The sale generated net proceeds of approximately $11,281, of which the Company's portion was approximately $9,857. The sale generated a net gain of approximately $3,418, of which the Company's portion was approximately $2,987. The proceeds received by the Company were used primarily to pay down variable-rate debt.

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

                                                         For the year
                                                      ended December 31,
                                            ------------------------------------
                                              2001           2000        1999
                                            ---------      ---------   ---------
Revenue                                     $  16,673      $  22,751   $  20,683
Operating Expenses                              5,998          7,460       6,588
                                            ---------      ---------   ---------
Net Operating Income                        $  10,675(1)   $  15,291   $  14,095
                                            =========      =========   =========

----------

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

         During the year ended December 31, 2000, the Woodlands Retail Equities
- '96 Limited, owned by the Company and The Woodlands CPC, completed the sale of its retail portfolio, consisting of the Company's four retail properties located in The Woodlands, Texas. The sale generated approximately $42,700 of net proceeds, of which the Company's portion was approximately $32,000. The sale generated a net gain of approximately $6,500, of which the Company's portion was approximately $4,900. The proceeds received by the Company were used primarily to pay down variable-rate debt. The net operating income for the years ended December 31, 2000 and 1999 for the four retail properties was $15 and $3,792, respectively. Net operating income for the year ended 2000 only includes the periods for which these properties were held during the year.

RESORT/HOTEL SEGMENT

         On November 3, 2000, the Company completed the sale of the Four Seasons Hotel - Houston for a sales price of approximately $105,000. The Company used approximately $19,700 of the proceeds to buy out the Property lease with COPI and the asset management contract, and for other transaction costs. The sale generated net proceeds of approximately $85,300. The Company also used approximately $56,600 of the net proceeds to redeem Class A Units in Funding IX, through which the Company owned the Property, from GMACCM. See "Note 12. Sale of Preferred Equity Interests in Subsidiary" for a description of the ownership structure of Funding IX. The sale generated a net gain, which is included in Gain on Property Sales, net, of approximately $28,715. The Company's net operating income for the years ended December 31, 2000 and 1999 for the Four Seasons Hotel - Houston was $7,591 and $9,237, respectively. The operating results of this property are included in operating income for 2000 only for the periods for which this Property was held during the year.

18.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                                        2001
                                                              -----------------------------------------------------------------
                                                               MARCH 31,      JUNE 30,       SEPTEMBER 30,      DECEMBER 31,
                                                              ------------- -------------  ------------------  ----------------
Revenues                                                         $ 178,846     $ 190,216           $ 175,982         $ 151,010
Income before minority interests and extraordinary item             41,000        34,101              30,508           (78,037)
Minority interests                                                  (9,752)       (8,337)             (8,049)            4,709
Extraordinary Item                                                      --       (10,802)                 --                --
Net income available to common shareholders
   - basic                                                          27,873        11,587              19,084           (76,704)
   - diluted                                                        27,873        11,587              19,084           (76,704)
Per share data:
   Basic Earnings Per Common Share
    - Income before extraordinary item                                0.26          0.21                0.18             (0.72)
    - Net income                                                      0.26          0.11                0.18             (0.72)
   Diluted Earnings Per Common Share
    - Income before extraordinary item                                0.26          0.20                0.17             (0.72)
    - Net income                                                      0.26          0.10                0.17             (0.72)

                                                                                         2000
                                                              -----------------------------------------------------------------
                                                               MARCH 31,      JUNE 30,       SEPTEMBER 30,      DECEMBER 31,
                                                              ------------- -------------  ------------------  ----------------
Revenues                                                         $ 175,788     $ 175,229           $ 177,147         $ 190,241
Income before minority interests and extraordinary item             62,082        44,737             100,877            95,356
Minority interests                                                  (7,032)       (8,675)            (17,702)          (17,593)
Extraordinary Item                                                  (3,928)           --                  --                --
Net income available to common shareholders
   - basic                                                          45,671        31,969              83,175            70,901
   - diluted                                                        45,671        31,969              83,175            70,901
Per share data:
   Basic Earnings Per Common Share
    - Income before extraordinary item                                0.41          0.28                0.71              0.66
    - Net income                                                      0.38          0.28                0.71              0.66
   Diluted Earnings Per Common Share
    - Income before extraordinary item                                0.41          0.27                0.70              0.65
    - Net income                                                      0.38          0.27                0.70              0.65

19.       BEHAVIORAL HEALTHCARE PROPERTIES:

         During the year ended December 31, 1999, the Company received cash rental payments of approximately $35,300 from CBHS, which is included in Interest and Other Income. As of December 31, 1999, the behavioral healthcare segment consisted of 88 behavioral healthcare properties in 24 states, all of which were leased to CBHS and its subsidiaries under a triple-net master lease. However, during 1999, CBHS's business was negatively affected by many factors, including adverse industry conditions, and CBHS failed to perform in accordance with its operating budget. In the third quarter of 1999 CBHS was unable to meet its rental obligation to the Company and the Company began to recognize rent from CBHS on a cash basis, due to the uncertainty that CBHS would be able to fulfill its rental obligations under the lease. In the fourth quarter of 1999, the Company, COPI, Magellan Health Services, Inc. ("Magellan") and CBHS completed a recapitalization of CBHS. Pursuant to the recapitalization, Magellan transferred its remaining hospital-based assets to CBHS, canceled its accrued franchise fees and terminated the franchise agreements, pursuant to which Magellan had provided certain services to CBHS in exchange for certain franchise fees.

         The following financial statement charges were made with respect to the Company's investment in the behavioral healthcare properties for the year ended December 31, 1999:

o CBHS rent was reflected on a cash basis beginning in the third quarter of 1999;

o The Company wrote-off the rent that was deferred according to the CBHS lease agreement from the commencement of the lease in June of 1997 through June 30, 1999. The balance written-off totaled $25,600;

o The Company wrote-down its behavioral healthcare real estate assets by approximately $103,800 to a book value of $245,000;

o  The Company wrote-off Magellan warrants of $12,500;

o The Company recorded approximately $15,000 of additional expense to be used by CBHS as working capital; and

o The Company ceased recording depreciation expense beginning in November of 1999 on the behavioral healthcare properties that were classified as held for disposition.

         On February 16, 2000, CBHS and all of its subsidiaries that are subject to the master lease with the Company filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware.

         During the year ended December 31, 2000, payment and treatment of rent for the behavioral healthcare properties was subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding. The Company received approximately $15,400 in rent and interest from CBHS during the year ended December 31, 2000, which is included in Interest and Other Income. The Company also completed the sale of 60 behavioral healthcare properties previously classified as held for disposition, during the year ended December 31, 2000 (contained in Net Investment in Real Estate). The sales generated approximately $233,700 in net proceeds and a net gain of approximately $58,600 for the year ended December 31, 2000. The net proceeds from the sale of the 60 behavioral healthcare properties sold during the year ended December 31, 2000 were used primarily to pay down variable-rate debt. During the year ended December 31, 2000, the Company recognized an impairment loss of approximately $9,300 on the behavioral healthcare properties held for disposition, which is included in Impairment and Other Charges Related to Real Estate Assets. This amount represents the difference between the carrying values and the estimated sales prices less the costs of the sales. At December 31, 2000, the carrying value of the 28 behavioral healthcare properties classified as held for disposition was approximately $68,500 (contained in Net Investment in Real Estate). Depreciation has not been recognized since the dates the behavioral healthcare properties were classified as held for sale.

         The Company received approximately $6,000 in repayments of a working capital loan from CBHS during the year ended December 31, 2001, which is included in Interest and Other Income. The Company also completed the sale of 18 behavioral healthcare properties previously classified as held for disposition during the year ended December 31, 2001 (contained in Net Investment in Real Estate). The sales generated approximately $34,700 in net proceeds and a net gain of approximately $1,600 for the year ended December 31, 2001. The net proceeds from the sale of the 18 behavioral healthcare properties sold during the year ended December 31, 2001 were used primarily to pay down variable-rate debt.

         During the year ended December 31, 2001, the Company recognized an impairment loss of approximately $8,500 on the behavioral healthcare properties held for disposition, which is included in Impairment and Other Charges Related to Real Estate Assets. This amount represents the difference between the carrying values and the estimated sales prices less the costs of the sales. At December 31, 2001, the carrying value of the 10 behavioral healthcare properties classified as held for disposition was approximately $27,900 (contained in Net Investment in Real Estate). Depreciation expense has not been recognized since the dates the behavioral healthcare properties were classified as held for sale.

20.      BROADBAND:

         In 2000, the Company made an equity investment in Broadband Office, Inc. ("Broadband"), (a facilities-based provider of broadband data, video and voice communication services delivered over fiber optic networks), and related entities. In May 2001, Broadband filed for Chapter 11 bankruptcy protection, and the Company's investment in Broadband was approximately $7,200. Yipes Communications Group, Inc. ("Yipes"), another telecom provider, has received approval from the federal bankruptcy court to acquire certain rights formerly owned by Broadband. In addition, Yipes has executed agreements with nine major real estate entities, including the Company, to assume telecom licensing agreements, in modified formats. As part of this transaction, the Company acquired ownership of certain telecom assets previously owned by Broadband and located within office properties in consideration for conveyance of its equity interest in Broadband to Yipes. These telecom assets were independently appraised and valued in excess of the Company's equity interest in Broadband. As a result, the Company reclassified its investment in Broadband of approximately $7,200 from Other Assets to Building Improvements during the year ended December 31, 2001. Therefore, Broadband's bankruptcy did not have a material effect on the Company's results of operations for the year ended December 31, 2001 or its financial position as of December 31, 2001.

21.   SETTLEMENT OF MERGER DISPUTE:

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

22.   SUBSEQUENT EVENTS:

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

         The Company holds the lessee interests in the eight Resort/Hotel Properties and the voting interests in the three Residential Development Corporations through three newly organized limited liability companies that are wholly owned taxable REIT subsidiaries of the Company. The Company will include these assets in its Resort/Hotel Segment and its Residential Development Segment, and will fully consolidate the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations, beginning on the date of the transfers of these assets.

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

         In addition, the Company has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15,000 obligation to Bank of America, together with any accrued interest. COPI obtained the loan primarily to participate in investments with the Company. At the time COPI obtained the loan, Bank of America required, as a condition to making the loan, that Richard E. Rainwater, the Chairman of the Board of Trust Managers, and John
C. Goff, the Vice-Chairman of the Board of Trust Managers, Chief Executive Officer and President of the Company, enter into a support agreement with COPI and Bank of America, pursuant to which they agreed to make additional equity investments in COPI if COPI defaulted on payment obligations under its line of credit with Bank of America and the net proceeds of an offering of COPI securities were insufficient to allow COPI to pay Bank of America in full. The Company believes, based on advice of counsel, that the support agreement should be unenforceable in a COPI bankruptcy. Effective December 31, 2001, the parties executed an amendment to the line of credit providing that any defaults existing under the line of credit on or before March 8, 2002 are temporarily cured unless and until a new default shall occur.

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

UNAUDITED CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET

                                                                 AS OF DECEMBER 31,
                                                                       2001
                                                                  ---------------
Real estate, net                                                  $     3,362,342
Cash                                                                      191,128
Other assets                                                            1,011,741
                                                                  ---------------
     Total assets                                                 $     4,565,211
                                                                  ===============
Notes payable                                                     $     2,396,290
Other liabilities                                                         442,467
Minority interests                                                        353,012
Total shareholders' equity                                              1,373,442
                                                                  ---------------
      Total liabilities and shareholders' equity                  $     4,565,211
                                                                  ===============

UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS

                                                                 FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                        --------------------------------
                                                            2001              2000
                                                        --------------    --------------
Total revenues                                          $    1,148,828    $    1,209,881
Total expenses                                               1,162,390         1,092,726
                                                        --------------    --------------

Operating Income                                               (13,562)          117,155
Total other income and expense                                  53,161           203,874

Income before minority interests, income taxes
  and extraordinary item                                        39,599           321,029

Income before extraordinary item and
  cumulative effect of change in accounting principle   $        2,147    $      249,871
                                                        ==============    ==============

Basic Earnings per share(1)                             $         0.02    $         2.20
Diluted Earnings per share(1)                           $         0.02    $         2.18

----------

(1) Represents earnings per share for income before extraordinary item and cumulative effect of change in accounting principle.

         The Unaudited Condensed Consolidated Pro Forma Balance Sheet combines the Company's consolidated historical balance sheet for the year ended December 31, 2001 with the following adjustments:

         o Reflects the inclusion of the assets and liabilities of the eight Hotel/Resort Properties as of December 31, 2001;

         o Eliminates the eight Hotel/Resort Properties' initial working capital receivable on the Company's balance sheet with the offsetting net working capital payable;

         o Adjusts the historical balance sheet to consolidate the balance sheets of Desert Mountain Development Corporation ("DMDC"), The Woodlands Land Company ("TWLC"), other entities and COPI Colorado (which, as the owner of 100% of the voting stock of CRD, consolidates the balance of CRD), as a result of the Company's retention of voting stock of DMDC, TWLC and other entities, and the Company's retention of the 60% general partnership interest in COPI Colorado;

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

         The Unaudited Condensed Consolidated Pro Forma Statements of Operations combine the Company's consolidated historical statements of operations for the years ended December 31, 2001 and 2000 with the following adjustments:

         o Includes the operating results for the eight Hotel/Resort Properties after deducting the amount of the lessee rent payments due under the respective leases;

         o Eliminates hotel lessees' rent expense to the Company and the Company's rental revenue from the hotel lessees;

         o Reflects the consolidation of the operations of DMDC, TWLC, other entities and COPI Colorado with the Company's historical Statements of Operations, as a result of the Company's retention of voting stock for DMDC, TWLC and other entities, and the Company's retention of the 60% general partnership interest in COPI Colorado;

         o Eliminates the Company's historical equity in net income for DMDC, TWLC, CRD and other entities;

         o Eliminates intercompany interest expense on the loans from the Company to DMDC and CRD;

         o Reflects income tax benefit for the hotel business, calculated as 40% of the net loss for the hotel lessees;

         o Reflects the additional shares issued to COPI shareholders, valued at $5,000, using the Company's current share price of $17.91; and

         o The December 31, 2001, Unaudited Condensed Consolidated Pro Forma Statement of Operations includes the impairment and other charges related to the COPI assets of $92,782 contained in the Company's 2001 Consolidated Statement of Operations.

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

                                                                    SCHEDULE III

                                                                              Costs
                                                                            Capitalized      Impairment
                                                                           Subsequent to     to Carrying
                                                       Initial Costs        Acquisitions       Value
                                                 -----------------------  ----------------  -------------
                                                                          Land, Buildings,    Buildings,               Buildings,
                                                                           Improvements,    Improvements,             Improvements
                                                                             Furniture,      Furniture,                Furniture,
                                                           Buildings and   Fixtures and     Fixtures and              Fixtures and
              Description                         Land     Improvements      Equipment        Equipment       Land     Equipment
----------------------------------------------   --------  -------------  ----------------  --------------  --------  ------------
Canyon Ranch, Tucson, AZ                           14,500         43,038             5,842              --    17,846        45,534
3333 Lee Parkway, Dallas, TX                        1,450         13,177             3,881              --     1,468        17,040
Greenway I & IA, Richardson, TX                     1,701         15,312               523              --     1,701        15,835
Three Westlake Park, Houston, TX                    2,920         26,512             3,114              --     2,920        29,626
Frost Bank Plaza, Austin, TX                           --         36,019             5,427              --        --        41,446
301 Congress Avenue, Austin, TX                     2,000         41,735             7,716              --     2,000        49,451
Chancellor Park, San Diego, CA                      8,028         23,430            (5,202)             --     2,328        23,928
Canyon Ranch, Lenox, MA                             4,200         25,218            12,941              --     4,200        38,159
Greenway Plaza Office Portfolio, Houston, TX       27,204        184,765           105,498              --    27,204       290,263
The Woodlands Office Properties, Houston, TX        2,393          8,523                --              --     2,393         8,523
1800 West Loop South, Houston, TX                   4,165         40,857             2,945              --     4,165        43,802
55 Madison, Denver, CO                              1,451         13,253             1,325              --     1,451        14,578
Miami Center, Miami, FL                            13,145        118,763             7,726              --    13,145       126,489
44 Cook, Denver, CO                                 1,451         13,253             2,516              --     1,451        15,769
Trammell Crow Center, Dallas, TX                   25,029        137,320            13,596              --    25,029       150,916
Greenway II, Richardson, TX                         1,823         16,421             1,105              --     1,823        17,526
Fountain Place, Dallas, TX                         10,364        103,212             8,825              --    10,364       112,037
Behavioral Healthcare Facilities(4)                89,000        301,269          (235,137)       (122,202)   12,785        20,145
Houston Center, Houston, TX                        52,504        224,041            15,366              --    47,406       244,505
Ventana Country Inn, Big Sur, CA                    2,782         26,744             3,941              --     2,782        30,685
5050 Quorum, Dallas, TX                               898          8,243               846              --       898         9,089
Addison Tower, Dallas, TX                             830          7,701               663              --       830         8,364
Cedar Springs Plaza, Dallas, TX                       700          6,549             1,281              --       700         7,830
Palisades Central I, Dallas, TX                     1,300         11,797             1,513              --     1,300        13,310
Palisades Central II, Dallas, TX                    2,100         19,176             5,803              --     2,100        24,979
Reverchon Plaza, Dallas, TX                         2,850         26,302             2,198              --     2,850        28,500
Stemmons Place, Dallas, TX                             --         37,537             3,686              --        --        41,223
The Addison, Dallas, TX                             1,990         17,998               790              --     1,990        18,788
Sonoma Golf Course, Sonoma, CA                     14,956             --             2,139              --    11,795         5,300
Austin Centre,  Austin, TX                          1,494         36,475             2,675              --     1,494        39,150
Omni Austin Hotel,  Austin, TX                      2,409         56,670             3,280              --     2,409        59,950
Washington Harbour, Washington, D.C. (5)         $ 16,100  $     146,438  $       (162,538) $           --  $     --  $         --
Four Westlake Park,  Houston, TX (3)                3,910         79,190           (79,190)             --     3,910            --
Post Oak Central, Houston, TX                      15,525        139,777             8,492              --    15,525       148,269
Datran Center, Miami, FL                               --         71,091             3,528              --        --        74,619

                                                                                                             Life on Which
                                                                                                            Depreciation in
                                                                                                              Latest come
                                                                  Accumulated     Date of     Acquisition     Statement Is
              Description                               Total    Depreciation   Construction      Date         Computed
-------------------------------------------------      --------  ------------   ------------  ------------  --------------
Canyon Ranch, Tucson, AZ                                 63,380        (6,626)      1980          1996            (1)
3333 Lee Parkway, Dallas, TX                             18,508        (3,330)      1983          1996            (1)
Greenway I & IA, Richardson, TX                          17,536        (2,045)      1983          1996            (1)
Three Westlake Park, Houston, TX                         32,546        (3,765)      1983          1996            (1)
Frost Bank Plaza, Austin, TX                             41,446        (6,590)      1984          1996            (1)
301 Congress Avenue, Austin, TX                          51,451        (8,701)      1986          1996            (1)
Chancellor Park, San Diego, CA                           26,256        (3,542)      1988          1996            (1)
Canyon Ranch, Lenox, MA                                  42,359        (7,317)      1989          1996            (1)
Greenway Plaza Office Portfolio, Houston, TX            317,467       (52,175)    1969-1982       1996            (1)
The Woodlands Office Properties, Houston, TX             10,916        (1,805)    1995-1996       1996            (1)
1800 West Loop South, Houston, TX                        47,967        (4,966)      1982          1997            (1)
55 Madison, Denver, CO                                   16,029        (2,229)      1982          1997            (1)
Miami Center, Miami, FL                                 139,634       (13,615)      1983          1997            (1)
44 Cook, Denver, CO                                      17,220        (2,723)      1984          1997            (1)
Trammell Crow Center, Dallas, TX                        175,945       (20,323)      1984          1997            (1)
Greenway II, Richardson, TX                              19,349        (2,074)      1985          1997            (1)
Fountain Place, Dallas, TX                              122,401       (12,580)      1986          1997            (1)
Behavioral Healthcare Facilities(4)                      32,930        (4,995)    1850-1992       1997            (1)
Houston Center, Houston, TX                             291,911       (28,034)    1974-1983       1997            (1)
Ventana Country Inn, Big Sur, CA                         33,467        (4,270)    1975-1988       1997            (1)
5050 Quorum, Dallas, TX                                   9,987        (1,202)    1980/1986       1997            (1)
Addison Tower, Dallas, TX                                 9,194        (1,184)    1980/1986       1997            (1)
Cedar Springs Plaza, Dallas, TX                           8,530        (1,309)    1980/1986       1997            (1)
Palisades Central I, Dallas, TX                          14,610        (1,916)    1980/1986       1997            (1)
Palisades Central II, Dallas, TX                         27,079        (3,532)    1980/1986       1997            (1)
Reverchon Plaza, Dallas, TX                              31,350        (3,760)    1980/1986       1997            (1)
Stemmons Place, Dallas, TX                               41,223        (5,486)    1980/1986       1997            (1)
The Addison, Dallas, TX                                  20,778        (2,215)    1980/1986       1997            (1)
Sonoma Golf Course, Sonoma, CA                           17,095        (1,063)      1929          1998            (1)
Austin Centre,  Austin, TX                               40,644        (4,195)      1986          1998            (1)
Omni Austin Hotel,  Austin, TX                           62,359        (8,618)      1986          1998            (1)
Washington Harbour, Washington, D.C. (5)               $     --  $         --       1986          1998            (1)
Four Westlake Park,  Houston, TX (3)                      3,910            --       1992          1998            (1)
Post Oak Central, Houston, TX                           163,794       (14,478)    1974-1981       1998            (1)
Datran Center, Miami, FL                                 74,619        (6,940)    1986-1992       1998            (1)

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
                                       ============    ============    ============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April, 2002.

                                CRESCENT REAL ESTATE EQUITIES COMPANY
                                              (Registrant)

                                By /s/ John C. Goff
                                   ---------------------------------------------
                                       John C. Goff
                                       Chief Executive Officer