Form 10-K/A
period 2001-12-31
CRESCENT REAL ESTATE EQUITIES CO
filed 2002-04-30
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                AMENDMENT No. 2

     (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.
                                       OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
or organization)                                 Number)

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

                                    YES  X         NO
                                        ---            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 24, 2002, the aggregate market value of the 95,437,284 common shares and 8,000,000 preferred shares held by non-affiliates of the registrant was approximately $1.8 billion and $165.2 million, respectively, based upon the closing price of $19.20 for common shares and $20.65 for preferred shares on the New York Stock Exchange.

Number of Common Shares outstanding as of April 24, 2002:     119,688,618
Number of Preferred Shares outstanding as of April 24, 2002:    8,000,000

This Second Amendment to the Form 10-K of Crescent Real Estate Equities Company (the "Company") for the year ended December 31, 2001 is amending the Company's Form 10-K to include in Part III of the Form 10-K the following information previously incorporated by reference to the Company's proxy statement: (i) Item
10. Trust Managers and Executive Officers of the Registrant; (ii) Item 11. Executive Compensation; (iii) Item 12. Security Ownership of Certain Beneficial Owners and Management; and (iv) Item 13. Certain Relationships and Related Transactions.

                                TABLE OF CONTENTS

                                                                                  PAGE
                                    PART III.

Item 10.   Trust Managers and Executive Officers of the Registrant................  1
Item 11.   Executive Compensation.................................................  5
Item 12.   Security Ownership of Certain Beneficial Owners and Management......... 10
Item 13.   Certain Relationships and Related Transactions......................... 13

ITEM 10. TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below, as of April 30, 2002, is information with respect to the current six trust managers of Crescent Real Estate Equities Company (the "Company"), including the nominees, all of whom joined the Company as trust managers in 1994 (except Mr. Sherman, who was first elected as a trust manager in 2000) and the executive officers of the Company and Crescent Real Estate Equities, Ltd. (the "General Partner"), which is the sole general partner of Crescent Real Estate Equities Limited Partnership (the "Operating Partnership"), through which the Company owns its assets and conducts its operations.

                 NAME                     TERM EXPIRES      AGE                       POSITION
                 ----                     ------------      ---                       --------
Richard E. Rainwater.................         2003           57     Chairman of the Board of Trust Managers of
                                                                    the Company

John C. Goff.........................         2002           46     Vice Chairman of the Board of Trust
                                                                    Managers of the Company, Chief Executive
                                                                    Officer of the Company and the General
                                                                    Partner, and Sole Director of the General
                                                                    Partner

Anthony M. Frank.....................         2003           70     Trust Manager of the Company

William F. Quinn.....................         2003           54     Trust Manager of the Company

Paul E. Rowsey, III..................         2002           47     Trust Manager of the Company

David M. Sherman.....................         2004           44     Trust Manager of the Company

Dennis H. Alberts....................         N/A            53     President and Chief Operating Officer of
                                                                    the Company and the General Partner

Kenneth S. Moczulski.................         N/A            49     President of Investments and Chief Investment
                                                                    Officer of the Company and the General Partner

David M. Dean........................         N/A            41     Executive Vice President, Law and
                                                                    Administration, and Secretary of the
                                                                    Company and the General Partner

Jane E. Mody.........................         N/A            50     Executive Vice President, Capital Markets
                                                                    of the Company and the General Partner

Jerry R. Crenshaw, Jr................         N/A            38     Senior Vice President, Chief Financial and
                                                                    Accounting Officer of the Company and
                                                                    Senior Vice President and Chief Financial
                                                                    Officer of the General Partner

Jane B. Page.........................         N/A            41     Senior Vice President, Asset Management and
                                                                    Leasing, Houston Region of the General
                                                                    Partner

John L. Zogg, Jr.....................         N/A            38     Senior Vice President, Asset Management and
                                                                    Leasing, Dallas Region, of the General
                                                                    Partner

Christopher T. Porter................         N/A            36     Vice President and Treasurer of the Company
                                                                    and the General Partner

TRUST MANAGERS AND EXECUTIVE OFFICERS

    The Board of Trust Managers of the Company currently consists of six members, divided into three classes serving staggered three-year terms. The following is a summary of the experience of the current and proposed trust managers and the current executive officers.

    Richard E. Rainwater has been an independent investor since 1986. From 1970 to July 1986, he served as the chief investment advisor to the Bass family, whose overall wealth increased dramatically during his tenure. During that time, Mr. Rainwater was principally responsible for numerous major corporate and real estate acquisitions and dispositions. Upon beginning his independent investment activities, he founded ENSCO International Incorporated, an oil field service and offshore drilling company, in December 1986. Additionally, in June 1988, he co-founded Columbia Hospital Corporation, and in March 1989 he participated in a management-led buy out of HCA-Hospital Corporation of America. In November 1992, Mr. Rainwater co-founded Mid Ocean Limited, a provider of casualty re-insurance. In February 1994, he assisted in the merger of Columbia Hospital Corporation and HCA-Hospital Corporation of America that created Columbia/HCA Healthcare Corporation. Mr. Rainwater is a graduate of the University of Texas at Austin and the Graduate School of Business at Stanford University. Mr. Rainwater has served as the Chairman of the Board of Trust Managers since the Company's inception in 1994.


    John C. Goff co-founded the Company with Mr. Rainwater while serving as principal of Rainwater, Inc. Mr. Goff served as Chief Executive Officer and as a trust manager from the Company's inception in February 1994 through December 1996, when he became Vice Chairman. In June 1999, Mr. Goff returned as Chief Executive Officer of the Company and remains as Vice Chairman. Mr. Goff has served as the managing principal of Goff Moore Strategic Partners, L.P., a private investment partnership, since its formation in February 1998. From June 1987 to May 1994, Mr. Goff was vice president of Rainwater, Inc. Prior to joining Rainwater, Inc., Mr. Goff was employed by KPMG Peat Marwick, with Mr. Rainwater as one of his principal clients. Mr. Goff also serves on the boards of Gainsco, Inc., The Staubach Company, OpenConnect Systems, Inc. and The National Association of Real Estate Investment Trusts. Mr. Goff is a graduate of the University of Texas and is a Certified Public Accountant.


    Anthony M. Frank currently serves as Founding Chairman of Belvedere Capital Partners, general partner of the California Community Financial Institutions Fund LP. From March 1988 to March 1992, he served as Postmaster General of the United States. From April 1992 until June 1993, he served as the founding chairman of Independent Bancorp of Arizona. Mr. Frank has also served as a Director of: Temple Inland, Inc., a manufacturer of paper and timber products, since May 1992; Bedford Property Investors, Inc., an office and commercial property real estate investment trust ("REIT") investing primarily on the West Coast, since May 1992; Charles Schwab & Co., one of the nation's largest discount brokerages, since July 1993; and Cotelligent, Inc., a provider of temporary office support services, since May 1995. Mr. Frank received a Bachelor of Arts degree from Dartmouth College and a Master of Business Administration degree from the Amos Tuck School of Business at Dartmouth.

    William F. Quinn has served as President of AMR Investment Services, Inc., the investment services affiliate of American Airlines, with responsibility for the management of pension and short-term fixed income assets, since November 1986. Prior to being named to his current position in 1986, Mr. Quinn held several management positions with American Airlines and its subsidiaries. He has served as Chairman of the Board of American Airlines Federal Credit Union since November 1989, President and Trustee of the American AAdvantage Funds since July 1987, and on the advisory board for Southern Methodist University's Endowment Fund since September 1996. Mr. Quinn holds a Bachelor of Science degree in accounting from Fordham University and is a Certified Public Accountant.

    Paul E. Rowsey, III, has served as President of Eiger, Inc., a private real estate investment management and investment firm, and the manager of Eiger Fund I, L.P., a real estate equity investment fund, since their formation in January 1999. He was formerly President and a member of the Board of Directors of Rosewood Property Company, a real estate investment company, a position he held from February 1988 until December 1998. Mr. Rowsey has served as a member of the Board of Directors of ENSCO International Incorporated, an offshore oil field service and drilling company, since January 2000. Mr. Rowsey began his career in 1980 as an attorney specializing in commercial real estate. Mr. Rowsey holds a Bachelor of Arts degree from Duke University and a Juris Doctor degree from Southern Methodist University School of Law.

    David M. Sherman has served as President of D. Sherman & Company, Inc., a firm founded and wholly owned by Mr. Sherman which provides services to public real estate companies, since February 2000. In addition, he has been an adjunct professor of real estate at Columbia University Graduate School of Business Administration since February 2000. Prior to being named to both of these positions, and beginning in 1995, Mr. Sherman was the Managing Director, Senior Analyst and Head of the REIT Equity Research Team at Salomon Smith Barney, Inc. In addition, Mr. Sherman has served on the Board of Trustees, as well as the audit committee, for Keystone Property Trust, a fully integrated REIT and one of the largest owners and developers of industrial properties in the Eastern United States, since June 2000. He also has served as a member of the advisory committee for the Primus Fund, a REIT fund sponsored by Deutsche Bank Realty Advisors. Mr. Sherman holds a Bachelor of Arts degree in Math/Economics from Brown University and a Master of Business Administration degree in Finance from Columbia University Graduate School of Business Administration.

    Dennis H. Alberts, prior to joining the Company, served as President and Chief Executive Officer of Pacific Retail Trust, a privately held retail shopping center REIT, which he founded in 1993. While at Pacific Retail Trust, Mr. Alberts directed all aspects of the company, including acquisition, development and operational activities, from 1993 until 1999 when Pacific Retail Trust merged into Regency Realty, Inc., a publicly traded REIT. In 1999, Mr. Alberts also served as a consultant to Regency Realty, Inc. Prior to founding Pacific Retail Trust, Mr. Alberts served as President and Chief Operating Officer of First Union Real Estate Investments, a publicly held retail, multi-family and office REIT, in 1992. From 1987 to 1991, Mr. Alberts served as President and Chief Executive Officer of Rosewood Property Company where he focused on asset management and leasing of Rosewood's office portfolio. Before joining Rosewood Property Company, he served as President and Managing Partner of Trammell Crow Residential Companies of Dallas from 1984 to 1987. Mr. Alberts holds a Bachelor of Science degree and Master of Business Administration degree from the University of Missouri. Since April 2000, Mr. Alberts has served as President and Chief Operating Officer of the Company and the General Partner.

    Kenneth S. Moczulski, prior to joining the Company, served as President of Transworld Properties, Inc., a subsidiary of a privately held international oil company, which he founded in January 1992. While at Transworld Properties, Inc., Mr. Moczulski was responsible for the formation and implementation of real estate investment strategy, as well as management of on-going real estate development, asset management, and dispositions. Prior to founding Transworld Properties, Inc., Mr. Moczulski served as Vice President of Jaymont Properties in New York from April 1987 to December 1991, where he was responsible, on a national basis, for all acquisition and disposition activities. From February 1979 to March 1987, Mr. Moczulski served as Development Manager for a number of commercial developments for Gerald D. Hines Interests. Mr. Moczulski holds a Bachelor of Science degree in Civil Engineering from the University of Cincinnati and a Master of Business Administration degree from Harvard Graduate School of Business. Mr. Moczulski has served as President of Investments and Chief Investment Officer of the Company and the General Partner since November 2000.

    David M. Dean, prior to joining the Company, was an attorney for Burlington Northern Railroad Company from 1992 to 1994, and he served as Assistant General Counsel in 1994. At Burlington Northern, he was responsible for the majority of that company's transactional and general corporate legal work. Mr. Dean was previously engaged in the private practice of law from 1986 to 1990 with Kelly, Hart & Hallman, and from 1990 to 1992 with Jackson & Walker, L.L.P., where he worked primarily on acquisition, financing and venture capital transactions for Mr. Rainwater and related investor groups. Mr. Dean graduated with honors from Texas A&M University with Bachelor of Arts degrees in English and philosophy in 1983. He also holds a Juris Doctor degree and a Master of Laws degree in taxation from Southern Methodist University School of Law. Mr. Dean served as Senior Vice President, Law, and Secretary from the time he joined the Company in August 1994 to September 1999 when he became Senior Vice President, Law and Administration and Secretary, a position which he held until January 2001. Since January 2001, Mr. Dean has served as Executive Vice President, Law and Administration and Secretary of the Company and the General Partner.

    Jane E. Mody, prior to joining the Company, served as Vice President of Goldman, Sachs & Co. from February 2000 to February 2001. While at Goldman, Sachs & Co., Ms. Mody worked with the real estate merchant banking division and was responsible for fund reporting for nine real estate opportunity funds. She served as Managing Director and Chief Financial Officer of Pacific Retail Trust, a private real estate investment trust, which she co-founded, from December 1993 until February 1999 when Pacific Retail Trust merged into Regency Realty, Inc., a publicly traded REIT. From February 1999 to August 1999 Ms. Mody served as a consultant to Regency Realty, Inc. Prior to co-founding Pacific Retail Trust, Ms. Mody served as Executive Vice President of Rosewood Property Company, a real estate investment company, from April 1988 to December 1993. Ms. Mody graduated from Austin College with a Bachelor of Arts degree and holds a Masters of Business Administration degree in International Business from the University of Dallas. Ms. Mody has served as Executive Vice President, Capital Markets of the Company and the General Partner since February 2001.

    Jerry R. Crenshaw, Jr., prior to joining the Company, was the Controller of Carrington Laboratories, Inc., a pharmaceutical and medical device company, from 1991 until February 1994. From 1986 until 1991, Mr. Crenshaw was an audit senior in the real estate services group of Arthur Andersen LLP. Mr. Crenshaw holds a Bachelor of Business Administration degree in accounting from Baylor University and is a Certified Public Accountant. Mr. Crenshaw served as Controller from the Company's inception in 1994 to March 1997 when he became Vice President and served as Vice President, Controller until December 1998 and Vice President, Finance until September 1999. In addition, Mr. Crenshaw served as Interim Co-Chief Financial Officer of the Company and the General Partner from August 1998 until April 1999.

Since September 1999, Mr. Crenshaw has served as Senior Vice President and Chief Financial Officer of the Company and the General Partner.

    Jane B. Page, prior to joining the Company, was employed by Metropolitan Life Real Estate Investments from July 1984 to January 1998, holding positions of director of corporate property management and regional asset manager of Metropolitan's institutional portfolio in Houston, Austin and New Orleans. Ms. Page's 14-year tenure at Metropolitan also included membership on Metropolitan's Investment Committee, which reviewed and approved all significant transactions on a national basis. Ms. Page serves on the Boards of the Greater Houston Partnership, Central Houston, Inc. and the Downtown Houston Management District. Ms. Page graduated with a Bachelor of Arts degree from Point Loma College in San Diego and with a Master of Business Administration degree from the University of San Francisco. She also holds Certified Commercial Investments Manager and Certified Property Manager designations. Ms. Page served as Director of Asset Management, Houston Region from the time she joined the Company in January 1998 to December 1998, when she became Vice President, Houston Region Asset Management and served in that capacity until September 1999 when she became Vice President, Asset Management, Houston Region. Since May 2000, Ms. Page has served as Senior Vice President, Asset Management and Leasing, Houston Region.

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

    Christopher T. Porter, prior to joining the Company, held the office of Senior Vice President, Investor Relations, for Associates First Capital Corporation, a leading financial services firm, from January 1999 through October 1999. Prior to 1999, Mr. Porter served as Vice President and Assistant Treasurer in banking relations and cash management at Associates First Capital Corporation from November 1991 through January 1999. Mr. Porter received a Bachelor of Science degree in economics from the University of Texas at Austin and a Master of Business Administration degree in finance from the University of North Texas and is a certified cash manager. Mr. Porter has served as Vice President and Treasurer of the Company and the General Partner since December 1999.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, trust managers and persons who own more than 10% of the Company's common shares of beneficial interest, par value $.01 per share (the "Common Shares") or the Company's 6 3/4% Series A convertible cumulative preferred shares of beneficial interest, par value $.01 per share (the "Preferred Shares") to file reports of ownership on Form 3 and changes in ownership on Forms 4 and 5 with the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange. The Commission rules also require such officers, trust managers and 10% holders to furnish the Company with copies of all Section 16(a) forms that they file.

    Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that all
Section 16(a) filing requirements applicable to its officers, trust managers and 10% shareholders were complied with for the fiscal year ended December 31, 2001, except that Mr. Rainwater filed on an untimely basis one Statement of Changes in Beneficial Ownership on Form 4 reporting a single transaction involving the private transfer to an individual of 7,548 units of the Operating Partnership (equivalent to 15,096 shares of the Company) to satisfy a preexisting contractual obligation to the transferee.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the annual and long-term compensation paid or awarded for the years ended December 31, 2001, 2000, and 1999, to the Company's current Chief Executive Officer and to the four most highly compensated executive officers of the Company and the General Partner (collectively, the "Named Executive Officers"). As a result of the Company's umbrella partnership REIT structure, the General Partner, rather than the Company, compensates all employees. The Company did not grant any stock appreciation rights ("SARs") during this period.

                           SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                             -----------------------------------------           AWARDS              PAYOUTS
                                                                          OTHER          RESTRICTED   SECURITIES
                                                                          ANNUAL           STOCK      UNDERLYING       LTIP
    NAME AND PRINCIPAL POSITION      YEAR    SALARY($)     BONUS($)    COMPENSATION($)    AWARDS($)   OPTIONS(#)      PAYOUTS
    ---------------------------      ----    ---------     --------    ---------------   ----------   ----------      -------
    John C. Goff                     2001     750,000        750,000            --            --             --          --
        Chief Executive Officer      2000     684,615      2,000,000       826,700(2)         --             --          --
                                     1999     355,814(4)     200,000            --            --        600,000(5)       --

    Dennis H. Alberts                2001     366,827        353,000            --            --        700,000(6)       --
        President and Chief          2000     235,577        525,000       550,000(2)         --        300,000          --
        Operating Officer            1999          --             --            --            --             --          --

    Kenneth S. Moczulski             2001     300,000        270,000            --            --             --          --
        President of Investments     2000      38,077         25,000            --            --        350,000          --
        and Chief Investment Officer 1999          --             --            --            --             --          --

    David M. Dean                    2001     286,346        207,000            --            --             --          --
        Executive Vice President,    2000     250,000        275,000       276,700(2)         --             --          --
        Law and Administration,      1999     204,339        165,000(7)         --            --        240,000          --
        and Secretary

    Jane E. Mody                     2001     238,692        207,000            --            --        180,000          --
        Executive Vice President,    2000          --             --            --            --             --          --
        Capital Markets              1999          --             --            --            --             --          --

                                                 ALL OTHER
                                                COMPENSATION
    NAME AND PRINCIPAL POSITION      YEAR            ($)
    ---------------------------      ----       ------------
    John C. Goff                     2001         55,171(1)
        Chief Executive Officer      2000          5,250(3)
                                     1999            919(3)

    Dennis H. Alberts                2001        (41,828)(1)
        President and Chief          2000             --
        Operating Officer            1999             --

    Kenneth S. Moczulski             2001          2,520(3)
        President of Investments     2000             --
        and Chief Investment Officer 1999             --

    David M. Dean                    2001         16,577(1)
        Executive Vice President,    2000          6,133(3)
        Law and Administration,      1999          3,414(3)
        and Secretary

    Jane E. Mody                     2001             --
        Executive Vice President,    2000             --
        Capital Markets              1999             --

----------

(1) Amounts represent matching contributions that the General Partner made to Mr. Goff, Mr. Albert's and Mr. Dean's individual 401(k) Plan accounts in the amount of $7,875, $1,404 and $7,893, respectively, and dividends earned on dividend incentive units ("DIUs") of $47,296, $(43,312) and $8,684, respectively, that are invested in public mutual funds made available to the holders by the General Partner. See Note 2 below for additional explanation of DIUs.

(2) This amount includes a non-cash distribution for DIUs into separate interest bearing accounts maintained by the Company for Mr. Goff, Mr. Alberts and Mr. Dean at December 31, 2000 ($825,000, $550,000 & $275,000,
     respectively). The amount of the distribution to any account is based on the number of DIUs held by the participant, the amount of dividends paid by the Company (with each DIU entitled to an amount equal to the dividend per Common Share) and the performance multiples associated with the performance targets that are achieved or surpassed. The amount also includes interest on the amounts invested in public mutual funds made available to the holders by the General Partner. The amounts will be paid to the participant on or about the fifth anniversary of the date the DIUs were granted. See "-- Report of the Executive Compensation Committee" for a definition of DIUs.

(3) Amounts represent matching contributions that the General Partner made to the individual's 401(k) Plan account.

(4) Amount includes a portion of salary that was paid in January 2000 but earned in 1999 and inadvertently omitted in the Company's Proxy Statement for its 2000 annual meeting of shareholders.

(5) Amount includes 200,000 Common Shares, which represents the number of Common Shares that may be issued following (i) exercise of options ("Plan Unit Options") granted under the 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan, as amended (the "Unit Plan") for Units on a one-for-one basis, and (ii) exchange of partnership units of the Operating Partnership ("Units") for Common Shares on the basis of two Common Shares for each Unit.

(6) Amount includes 300,000 Common Shares, which represents the number of Common Shares that may be issued following (i) exercise of options (the "Unit Options") granted pursuant to an agreement to purchase Units for Units on a one-for-one basis, and (ii) exchange of Units for Common Shares on the basis of two Common Shares for each Unit.

(7) Amount includes $45,000 of restricted stock. These Common Shares were acquired by the General Partner as part of the Company's on-going share repurchase program and granted to Mr. Dean as restricted stock during the second quarter of 2000. On March 6, 2002, the restrictions on such stock were lifted.

The following table provides certain information regarding options ("Options") granted pursuant to the 1994 Crescent Real Estate Equities, Inc. Stock Incentive Plan (the "1994 Plan") or the 1995 Crescent Real Estate Equities, Inc. Stock Incentive Plan (the "1995 Plan") granted to the Named Executive Officers for the year ended December 31, 2001. The Company did not grant any stock appreciation rights ("SARs") during this period.

               OPTION GRANTS FOR THE YEAR ENDED DECEMBER 31, 2001

                                                   INDIVIDUAL GRANTS                              POTENTIAL
                              -----------------------------------------------------------    REALIZABLE VALUE AT
                                                                                               ASSUMED ANNUAL
                                             % OF TOTAL                                        RATES OF STOCK
                              SECURITIES       OPTIONS                                       PRICE APPRECIATION
                              UNDERLYING     GRANTED TO          EXERCISE                    FOR OPTION TERM($)(1)
                               OPTIONS      EMPLOYEES IN         OR BASE      EXPIRATION     ---------------------
            NAME              GRANTED(#)     FISCAL YEAR       PRICE($/SH.)      DATE           5%           10%
            ----              ----------    -------------      ------------   -----------    --------     --------
                                                                                                (IN THOUSANDS)
John C. Goff.............          --               --              --            --             --          --
Dennis H. Alberts........     700,000(2)(3)      52.45           21.84        March 2011      9,615      24,365
Kenneth S. Moczulski.....          --               --              --            --             --          --
David M. Dean............          --               --              --            --             --          --
Jane E. Mody.............     180,000(4)         13.49           22.50      February 2011     2,254       5,988

----------

(1) Potential Realizable Value is the value of the granted Options, based on the assumed annual growth rates of the share price shown during their 10-year Option term. For example, a 5% growth rate, compounded annually, for Mr. Alberts' grant results in a share price of $35.58 per share, and a 10% growth rate, compounded annually, results in a share price of $56.65 per share. These potential realizable values are listed to comply with the regulations of the Commission, and the Company cannot predict whether these values will be achieved. Actual gains, if any, on Option exercises are dependent on the future performance of the Common Shares.

(2) Amount includes 400,000 Options that vest in equal one-fifth installments on March 4, 2001, 2002, 2003, 2004 and 2005.

(3) Amount includes 300,000 Common Shares which represents the number of Common Shares that may be issued following (i) exercise of Unit Options for Units on a one-for-one basis, and (ii) exchange of Units for Common Shares on the basis of two Common Shares for each Unit. Such Unit Options become fully vested if and when the average fair market value of a Common Share for the 10 trading days ending with that date reaches $25.00.

(4) Options vest in equal one-fifth installments on February 20, 2002, 2003, 2004, 2005 and 2006.

    The following table provides information about Options that the Named Executive Officers exercised during the year ended December 31, 2001 and Options that each of them held at December 31, 2001. The Company did not grant any SARs during this period.

                     AGGREGATED OPTION EXERCISES DURING 2001
                     AND OPTION VALUES AT DECEMBER 31, 2001

                                                                    SECURITIES
                                                              UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED
                                  SHARES                            OPTIONS AT                    IN-THE-MONEY OPTIONS
                               -----------                      FISCAL YEAR END(#)              AT FISCAL YEAR END($)(1)
                               ACQUIRED ON     VALUE       -----------------------------      -----------------------------
           NAME                EXERCISE(#)   REALIZED($)   EXERCISABLE     UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
           ----                -----------   -----------   -----------     -------------      -----------     -------------
                                                                                                   (IN THOUSANDS)
John C. Goff ............            --            --       428,572(2)       1,028,572(3)             236           1,614
Dennis H. Alberts .......        60,000       310,650            --            940,000(4)              --              12
Kenneth S. Moczulski ....            --            --        70,000            280,000                 --              --
David M. Dean ...........        24,000        48,180       161,850            175,900                232             331
Jane E. Mody ............            --            --            --            180,000                 --              --

---------
(1) Market value of securities underlying in-the-money Options is based on the closing price of the Common Shares on December 31, 2001 (the last trading day of the fiscal year) on the New York Stock Exchange of $18.11, minus the exercise price.

(2) The number of securities underlying exercisable but unexercised Options represents 428,572 Common Shares that may be issued following (i) vesting of Plan Unit Options, (ii) exercise of Plan Unit Options for Units on a one-for-one basis, and (iii) exchange of Units for Common Shares on the basis of two Common Shares for each Unit.

(3) The number of securities underlying unexercisable and unexercised options includes 642,858 Common Shares that may be issued following (i) vesting of Plan Unit Options, (ii) exercise of Plan Unit Options for Units on a one-for-one basis, and (iii) exchange of Units for Common Shares on the basis of two Common Shares for each Unit.

(4) The number of securities underlying unexercisable and unexercised options includes 300,000 Common Shares that may be issued following (i) vesting of Plan Unit Options, (ii) exercise of Unit Options for Units on a one-for-one basis, and (iii) exchange of Units for Common Shares on the basis of two Common Shares for each Unit (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange).

EMPLOYMENT AGREEMENT

    As part of the transactions in connection with formation of the Company, the Operating Partnership assumed an Employment Agreement between Rainwater, Inc. and John C. Goff. The Operating Partnership takes action through the General Partner. Mr. Goff serves as the sole member of the board of directors of the General Partner. As of January 1, 2002, Mr. Goff served as Vice Chairman of the Board of Trust Managers of the Company and as Chief Executive Officer of the Company and the General Partner, and he was entitled to an annual salary of $750,000. The term of the Employment Agreement with Mr. Goff would have expired on April 14, 2002, but a new employment agreement, replacing the prior employment agreement, was entered into effective February 19, 2002. Pursuant to the new employment agreement, which will terminate on February 19, 2007, Mr. Goff is entitled to an annual salary of $750,000 and a bonus as determined in the discretion of the Compensation Committee of the General Partner. In addition, pursuant to the employment agreement, Mr. Goff was provided the right to earn (i) 300,000 restricted Common Shares, one-third of which will be earned on each of the third, fourth and fifth anniversaries of Mr. Goff's employment agreement and (ii) 1,500,000 Unit Options, one-fifth of which will be earned on each of the first through fifth anniversaries of Mr. Goff's employment agreement. The Units underlying such Unit Options are convertible into two Common Shares of the Company upon the satisfaction of certain conditions.

    The salary under the Employment Agreement, which is not subject to a cap, may be increased at the discretion of the Operating Partnership, although at its request, the Executive Compensation Committee of the Company may review and ratify all such increases in salary. The Operating Partnership similarly determines any bonus to be paid under the Employment Agreement, although at its request, the Executive Compensation Committee may review and ratify all such bonuses granted to Mr. Goff.

AGREEMENTS NOT TO COMPETE

    The Company and the Operating Partnership are dependent on the services of Richard E. Rainwater and John C. Goff. Mr. Rainwater serves as Chairman of the Board of Trust Managers but has no employment agreement with the Company and, therefore, is not obligated to remain with the Company for any specified term. In connection with the initial public offering of the Common Shares in May 1994, each of Messrs. Rainwater and Goff entered into a Noncompetition Agreement with the Company that restricts him from engaging in certain real estate-related activities during specified periods of time.

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

TRUST MANAGER COMPENSATION

    During 2001, each trust manager who is not also an officer of the Company received an annual fee of $30,000 (payable in cash or, at the election of the trust manager, in Common Shares in an amount determined by dividing the fees otherwise payable by 90% of the fair market value of the Common Shares), a meeting fee of $1,000 for each Board of Trust Managers or committee meeting attended in person, a fee of $1,000 for participation in each telephonic meeting of the Board of Trust Managers and a fee of $500 for participation in each telephonic committee meeting. Trust managers who are also officers receive no separate compensation for their service as trust managers.

COMMITTEES OF THE BOARD OF TRUST MANAGERS

    Audit Committee. The Audit Committee consists of Anthony M. Frank, Chairman, and William F. Quinn and Paul E. Rowsey, III. The Audit Committee, which held seven meetings in 2001, makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services that the independent public accountants provide, reviews the independence of the public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls. The Board of Trust Managers has determined that all current members of the Audit Committee are "independent" as that term is defined in Section 303.01(B)(2)(a) and (3) of the New York Stock Exchange's listing standards.

    Executive Compensation Committee. The Executive Compensation Committee consists of Paul E. Rowsey, III, Chairman, and Anthony M. Frank. The Executive Compensation Committee, which held two meetings in 2001, determines compensation for the Company's executive officers and administers the stock incentive and other compensation plans that the Company adopts. The Executive Compensation Committee also nominates persons to serve as members of the Board of Trust Managers. The Executive Compensation Committee will consider nominees that management, shareholders and others recommend, and these recommendations may be delivered in writing to the attention of the Executive Compensation Committee in care of the Company Secretary at the Company's principal executive offices.

     Intercompany Evaluation Committee. The Intercompany Evaluation Committee consists of William F. Quinn, Chairman, and David M. Sherman. The Board of Trust Managers appointed the Intercompany Evaluation Committee to review, confirm and ratify, in the Company's capacity as sole stockholder of the General Partner, all determinations and acts of the Operating Partnership and the General Partner relating to the Intercompany Agreement between the Operating Partnership and Crescent Operating, Inc. ("COPI"), dated June 3, 1997 (the "Intercompany Agreement"), and any other transactions with COPI or its affiliates that the General Partner may present to the committee from time to time. The Intercompany Agreement was terminated on February 14, 2002 pursuant to an agreement between the Company and COPI. The Intercompany Evaluation Committee continues to serve its functions with respect to any transactions with COPI or its affiliates that the General Partner presents to the committee. The Intercompany Evaluation Committee held four meetings in 2001.

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

                 REPORT OF THE EXECUTIVE COMPENSATION COMMITTEE

         The Executive Compensation Committee is composed of Messrs. Frank and Rowsey. A majority of the full Board of Trust Managers select members of the Executive Compensation Committee.

         Compensation Philosophy and Objectives. The Executive Compensation Committee determines the compensation for the Company's executive officers and administers the stock incentive and other compensation plans that the Company adopts. In addition, the Executive Compensation Committee makes recommendations to the Board of Trust Managers, acting for the Company in its capacity as the sole stockholder of the General Partner regarding certain compensation decisions of the sole director of the General Partner with respect to the compensation of the executive officers of the General Partner. For purposes of the following discussion, the term "Company" includes, unless the context otherwise requires, the Operating Partnership and the other subsidiaries of the Company and the Operating Partnership, in addition to the Company.

         The philosophy of the Company's compensation program is to employ, retain and reward executives capable of leading the Company in achieving its business objectives. These objectives include enhancing shareholder value, maximizing financial performance, preserving a strong financial posture, increasing the value of the Company's assets and positioning its assets and business in geographic markets offering long-term growth opportunities. The accomplishment of these objectives is measured against the conditions characterizing the industry within which the Company operates. In implementing the Company's compensation program, it generally is the policy of the Executive Compensation Committee to seek to qualify executive compensation for deductibility by the Company for purposes of Section 162(m) of the Code to the extent that such policy is consistent with the Company's overall objectives and executive compensation policy.

         Executive Officer Compensation. The compensation of the executive officers of the Company consists of a current component and a long term incentive. The executive officers, in addition to their regular salaries, may be compensated for the current performance of the Company in the form of (i) cash bonus awards, generally pursuant to the Annual Incentive Plan ("Bonus Plan"), and (ii) dividend incentive units under the Dividend Incentive Unit Plan ("DIU Plan"). The Bonus Plan and the DIU Plan were adopted by the General Partner in March 2000 in order to provide appropriate incentives and rewards for services rendered by officers to the Company. The General Partner adopted the plans with the approval of the Executive Compensation Committee and the Board of Trust Managers, based on recommendations contained in the October 1999 report of FPL Associates, the consultant hired by the Company to perform an analysis of compensation of the executive officers of the Company. The Bonus Plan and the DIU Plan, together with recommendations by the management of the Company, were used by the General Partner and its Compensation Committee in determining the executive compensation for 2001 and will be used in determining the future current component of executive compensation. The Compensation Committee of the General Partner (the "Committee") is also composed of Messrs. Frank and Rowsey and is appointed by the Board of Directors of the General Partner.

         Under the Bonus Plan, at the beginning of the year, the Committee designated (i) the positions covered by the Bonus Plan, (ii) the minimum and maximum annual incentive opportunity or bonus that the individual holding each position is eligible to earn for the year, and (iii) the performance necessary to earn each level of bonus in three components. One of these components, the Corporate component, provides for a certain portion of the bonus to be paid based upon the Company's achievement of the thresholds relating to total return to shareholders and FFO for the year. FFO, based on the revised definition adopted by the Board of Governors of NAREIT, effective January 1, 2000, and as used in this document, means net income (loss) (determined in accordance with generally accepted accounting principles) (i) excluding gains (or losses) from sales of depreciable operating property, (ii) excluding extraordinary items (as defined by GAAP), (iii) plus depreciation and amortization of real estate assets, and (iv) after adjustments for unconsolidated partnerships and joint ventures. Most positions also are assigned a second component, the Functional Unit component, which provides for a certain portion of the bonus to be earned upon the achievement of individualized measures of functional unit performance. For each officer, a third component, the Individual component, provides for a certain portion of the officer's bonus to be earned based upon an evaluation of the officer's individual performance for the year.

         Under the DIU Plan, prior to the beginning of the year, the Committee designates each employee eligible to receive dividend incentive units and the number of Units allocated to the employee. In addition, the Committee adopts performance targets for the Company for the year based upon total return to shareholders and FFO for the year, as well as a performance multiple for each target. Pursuant to the DIU Plan, the Committee is required to determine the extent to which those targets were achieved or surpassed and, in the event that targets are achieved, the amount to be credited to the account of each participant who was employed by the Company on the last day of the year; this amount is equal to the annual dividends that the participant would have received if he held one share of stock in the Company for each Unit held in his account, multiplied by the number of Units the participant held throughout the year, multiplied by the performance multiple associated with the targets achieved for the year.

         Executive officers of the General Partner are also eligible to participate, on the same basis as other employees, in the employer matching provision of the profit sharing plan that the General Partner established, whereby employees may save for their future retirement on a tax-deferred basis through the Section 401(k) savings feature of the plan, with the General Partner contributing an additional percentage of the amount each employee saves. Such executive officers are also eligible to participate in the other employee benefit and welfare plans that the General Partner maintains on the same terms as non-executive personnel who meet applicable eligibility criteria, subject to any legal limitations on the amounts that may be contributed or the benefits that may be payable under such plans.

         The long term incentives awarded by the Company consist of (i) restricted stock grants, either under the 1995 Plan or as a result of open market purchases by the General Partner, and (ii) Options under the 1995 Plan and the 1996 Operating Partnership Incentive Plan and pursuant to the provisions of the partnership agreement for the Operating Partnership.

         Compensation Awards for 2001. The performance thresholds established by the Committee for 2001 under the Bonus Plan, together with the performance of the Company and the Operating Partnership in light of conditions characterizing the REIT industry generally, were a key consideration in the deliberations of the Committee regarding the salary increases and bonuses awarded in 2001. While the Committee determined that the FFO and total return to shareholders targets established under the Bonus Plan for 2001 with respect to the Corporate component had not been met, it also considered other factors, including industry business conditions, the economic slowdown which began at mid-year and accelerated following the tragic events of September 11th, and the Company's success in achieving short-term and long-term goals and objectives, such as the completion of the repositioning of the Company called for under the 1999 strategic plan, the performance of the office portfolio, the completion of $970 million of debt refinancing, and the acquisition of the hotel/resort and residential development investments operated by Crescent Operating, Inc. The Committee also considered the General Partner's determinations regarding each officer's achievement of the Functional Unit goals set for the office as well as each officer's Individual performance for the year. Bonuses aggregating $1,621,000 were paid to executive officers other than the Chief Executive Officer of the Company, who does not participate in the Bonus Plan. The Committee also gave consideration to the Company's achievement of specified business objectives when reviewing 2002 executive officer salary increases.

         Based on the Company's performance for 2001, the Committee determined that none of the 2001 targets under the DIU Plan had been achieved, and thus, that no payments would be made to plan participants with respect to 2001 under the DIU Plan.

         Long Term Incentives. Options were used in 2001 to incentivize certain officers and other key personnel and to retain them through the potential of capital gains and equity buildup in the Company. The Executive Compensation Committee determined the number of Options based upon its subjective evaluation of each executive or employee's ability to influence the Company's long-term growth and profitability. All Options were issued at a price not less than the market price of the Common Shares on the date of grant.

         With respect to the management team (other than the Chief Executive Officer), on February 18, 2002, the General Partner, with the approval of the Committee, provided certain rights to earn Options as part of an overall long term compensation package (in addition to current salary, bonus and DIU awards) to more closely align the actions of management with shareholder considerations and further instill shareholder values in management's actions. On that date, the General Partner granted to the senior management team (other than the CEO) the right to earn options on 1,250,000 Units in the Operating Partnership over a five-year term bearing a strike price equal to the New York Stock Exchange closing price on February 19, 2002 (each Unit being convertible into two Common Shares of the Company upon the satisfaction of certain conditions). The Company, the Executive Compensation Committee and the Committee do not intend at this time to provide to the management team any additional rights to earn Options for the next two to three years.

         CEO Base Salary and Bonus for 2001. Mr. Goff serves as the Chief Executive Officer of the Company and as the Vice Chairman of the Board of Trust Managers for the Company. Mr. Goff's 2001 base annual salary was $750,000 and was based upon his employment agreement with the Operating Partnership originally entered into in April 1994. The Committee also approved a bonus of $750,000 for Mr. Goff with respect to 2001 based upon the Committees evaluation of a number of factors, including industry business conditions, the economic slowdown which began at mid-year and accelerated following the tragic events of September 11th, and the Company's success in achieving short-term and long-term goals and objectives, such as the realignment and strengthening of the Company's management team, the completion of the repositioning of the Company called for under the 1999 strategic plan, the continuing success of the share repurchase program, the performance of the office portfolio, the completion of $970 million of debt refinancing, and the acquisition of the hotel/resort and residential development investments operated by Crescent Operating, Inc.

         Long Term Incentive and New Contract for Chief Executive Officer. On February 18, 2002, Mr. Goff and the Committee agreed to the terms of a new five-year employment contract providing for a long term compensation package including an annual salary of $750,000 and DIU awards and annual bonus to be determined by the Committee and the Board of Trust Managers of the Company. Also on February 18, 2002 and as part of the overall long term compensation package outlined in the new employment agreement, (i) the General Partner, with the approval of the Committee, provided to Mr. Goff, the right to earn options on 1,500,000 Units in the Operating Partnership over a five-year term bearing a strike price equal to the New York Stock Exchange closing price on February 19, 2002 (each Unit being convertible into two Common Shares of the Company upon the satisfaction of certain conditions) and (ii) the Executive Compensation Committee provided to Mr. Goff the right to earn 300,000 shares of restricted stock in the Company, one-third of which shall be earned on each of the third, fourth and fifth anniversary of such date. The Executive Compensation Committee and the Committee made their determinations based upon their subjective evaluation of Mr.Goff's ability in the future to lead the Company's long-term growth and profitability. The Executive Compensation Committee and the Committee also considered the long term compensation packages provided to the chief executive officers of other real estate companies that the Committee considered to be comparable to the Company. The Committee and the Executive Compensation Committee believe that the Unit Options and restricted stock represent an effective incentive for Mr. Goff to remain with the Company and create value for the shareholders. The Board of Trust Managers has considered and ratified each of the foregoing determinations relating to Mr. Goff's 2001 and long term compensation package.


                                           EXECUTIVE COMPENSATION COMMITTEE

                                           Anthony M. Frank
                                           Paul E. Rowsey, III

PERFORMANCE GRAPH

     The following line graph sets forth a comparison of the percentage change in the cumulative total shareholder return on the Common Shares compared to the cumulative total return of the NAREIT Equity REIT Return Index, the S&P 500 Index and SNL Securities LP Office REITs Index for the period December 31, 1996, through December 31, 2001. The graph depicts the actual increase in the market value of the Common Shares relative to an initial investment of $100 on December 31, 1996, assuming a reinvestment of cash distributions.

                                    [GRAPH]

                                                                      PERIOD ENDING
INDEX                                     12/31/96    12/31/97     12/31/98    12/31/99    12/31/00     12/31/01
Crescent Real Estate Equities Company      100.00      157.42        97.28       86.28      116.92       104.21
S&P 500                                    100.00      133.37       171.44      207.52      188.62       166.22
SNL Office REITs                           100.00      129.89       103.84      104.37      141.93       149.08
NAREIT All Equity REIT Index               100.00      120.26        99.21       94.63      119.59       136.24

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Frank and Rowsey, who are the sole members of the Executive Compensation Committee of the Board of Trust Managers, have borrowed certain funds from the Operating Partnership in connection with the exercise of Options, as described in "Certain Relationships and Related Transactions" below.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Common Shares for (i) each shareholder of the Company who beneficially owns more than 5% of the Common Shares, (ii) each trust manager, nominee for trust manager and Named Executive Officer of the Company or the General Partner, and (iii) the trust managers and executive officers of the Company or the General Partner as a group. Unless otherwise indicated in the footnotes, the listed beneficial owner directly owns all Common Shares.

                             BENEFICIAL OWNERSHIP(1)

                                                             NUMBER OF               PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER(2)                    COMMON SHARES          COMMON SHARES(7)
---------------------------------------                    --------------         -----------------
                                                            (3)(4)(5)(6)
                                                           --------------
Richard E. Rainwater..............................          13,538,404(8)               12.1%
John C. Goff......................................           3,630,248(9)                3.4%
Anthony M. Frank..................................              72,400                     *
William F. Quinn..................................              78,040                     *
Paul E. Rowsey, III...............................              56,587                     *
David M. Sherman..................................              27,721                     *
Dennis H. Alberts.................................             345,000(10)                 *
Kenneth S. Moczulski..............................              70,200(11)                 *
David M. Dean.....................................             270,396(12)                 *
Jane E. Mody......................................              41,000(13)                 *
Barrow, Hanley, Mewhinney & Strauss...............           7,834,250(14)               7.5%
   One McKinney Plaza
   3232 McKinney Avenue, 15th Floor
   Dallas, Texas 75204-2429
Franklin Resources, Inc...........................           6,110,006(15)               5.8%
   One Franklin Parkway
   San Mateo, California 94403-1906
Trust Managers and Executive Officers as a
Group (14 persons) ..............................           18,654,681(8)(9)(12)(13)    16.9%

----------
     *    Less than 1%

     (1) All information is as of April 12, 2002, (the "Record Date"), unless otherwise indicated. For purposes of calculations of percentage ownership interests, the number of Common Shares outstanding as of the Record Date excludes the 14,468,623 Common Shares held of record by Crescent SH IX, Inc., an indirect wholly owned subsidiary of the Company, because Crescent SH IX, Inc. is not entitled to vote those Common Shares under applicable law. The number of Common Shares beneficially owned is reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Accordingly, the number of Common Shares a person beneficially owns includes (i) the number of Common Shares that such person has the right to acquire within 60 days of the Record Date upon the exercise of Options granted pursuant to the 1994 Plan or the 1995 Plan, (ii) the number of Common Shares that may be issued upon exchange of Units that such person owns for Common Shares, with such exchange made on the basis of two Common Shares for each Unit exchanged (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange), (iii) the number of Common Shares that may be issued upon exercise of Plan Unit Options granted under the Unit Plan, as amended, to purchase Units and the subsequent exchange of such Units for Common Shares, with such exchange made on the basis of two Common Shares for each Unit exchanged (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange and (iv) the number of Common Shares that may be issued upon exercise of Unit Options granted pursuant to an agreement to purchase Units and the subsequent exchange of such Units for Common Shares, with such exchange made on the basis of two Common Shares for each Unit exchanged (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange). In addition, the number of Common Shares a person beneficially owns is deemed to include the number of Common Shares issuable upon exchange of the Preferred Shares, each of which is currently convertible into .6119 Common Shares. As of the Record Date, none of the persons listed in the Beneficial Ownership table, and no executive officer not listed in the table, beneficially owned any Preferred Shares.

     (2) Unless otherwise indicated, the address of each beneficial owner is 777 Main Street, Suite 2100, Fort Worth, Texas 76102.

     (3) The number of Common Shares the following persons beneficially own includes the number of Common Shares indicated due to the vesting of unexercised Options, as follows: Anthony M. Frank -- 39,200; William
          F. Quinn -- 65,400; Paul E. Rowsey, III -- 47,600; David M. Sherman -- 25,000; Dennis A. Alberts -- 140,000; Kenneth S. Moczulski -- 70,000; David M. Dean -- 78,850; Jane E. Mody -- 36,000; and Trust Managers and Executive Officers as a Group -- 770,450.

     (4) The number of Common Shares the following persons beneficially own includes the number of Common Shares owned indirectly through participation in the General Partner's 401(k) Plan as of March 31, 2002, as follows: John C. Goff -- 5,990; David M. Dean -- 7,125; and Executive Officers as a Group -- 17,634.

     (5) The number of Common Shares the following persons beneficially own includes the number of Common Shares that may be issued upon exchange of Units that such person owns, as follows: Richard E. Rainwater -- 6,651,202; John C. Goff -- 1,912,970; and Trust Managers and Executive Officers as a Group -- 8,564,172.

     (6) The number of Common Shares the following person beneficially owns includes the number of Common Shares owned through participation in the General Partner's Employee Stock Purchase Plan as of April 3, 2002, as follows: John C. Goff -- 2,282; and Executive Officers as a Group -- 2,282.

     (7) The percentage of Common Shares that a person listed in the Beneficial Ownership table beneficially owns assumes that (i) as to that person, all Units are exchanged for Common Shares, all Preferred Shares are exchanged for Common Shares, all Options exercisable within 60 days of the Record Date are exercised and all Plan Unit Options and Unit Options exercisable within 60 days of the Record Date are exercised and the Units so acquired are subsequently exchanged for Common Shares, and (ii) as to all other persons, no Units are exchanged for Common Shares, no Preferred Shares are exchanged for Common Shares, and no Options, Plan Unit Options or Unit Options are exercised.

     (8) The number of Common Shares that Mr. Rainwater beneficially owns includes 743,920 Common Shares and 264 Common Shares that may be issued upon exchange of Units that Darla Moore, Mr. Rainwater's spouse, owns. Mr. Rainwater disclaims beneficial ownership of these Common Shares. In addition, the number of Common Shares that Mr. Rainwater beneficially owns includes 2,943,744 Common Shares and 6,320,468 Common Shares that may be issued upon exchange of Units that Mr. Rainwater owns indirectly, including (i) 12,346 Common Shares and 49,506 Common Shares that may be issued upon exchange of Units owned by Rainwater, Inc., a Texas corporation, of which Mr. Rainwater is a director and the sole owner, (ii) 6,270,962 Common Shares that may be issued upon exchange of Units owned by Office Towers LLC, a Nevada limited liability company, of which Mr. Rainwater and Rainwater, Inc. own an aggregate 100% interest, and (iii) 2,931,398 Common Shares owned by the Richard E. Rainwater 1995 Charitable Remainder Unitrust No. 1, of which Mr. Rainwater is the settlor and has the power to remove the trustee and designate a successor, including himself.

     (9) The number of Units that Mr. Goff beneficially owns includes (i) 152,560 Common Shares that may be issued upon exchange of Units that the Goff Family, L.P., a Delaware limited partnership, owns, and (ii) 428,572 Common Shares that may be issued upon exchange of Units due to the vesting of Plan Unit Options. Mr. Goff disclaims beneficial ownership of the Common Shares that may be issued upon exchange of Units that the Goff Family, L.P. owns in excess of his pecuniary interest in such Units.

     (10) The number of Units that Mr. Alberts beneficially owns includes 60,000 Common Shares that may be issued upon exchange of Units due to vesting of Unit Options.

     (11) The number of Common Shares that Mr. Moczulski beneficially owns includes 200 Common Shares of which are owned by The Kenneth and Cara Moczulski Living Trust, of which Mr. Moczulski and his spouse Cara A. Moczulski are co-settlors, co-beneficiaries and co-trustees. Mr. Moczulski disclaims beneficial ownership of all shares held by the Trust in excess of his pecuniary interest in the Trust.

     (12) The number of Common Shares that Mr. Dean beneficially owns includes 33,884 Common Shares, 23,000 Common Shares that may be issued upon exercise of Options, and 4,052 Common Shares of the General Partner's 401(k) Plan, all of which are owned by Theresa E. Black, Mr. Dean's spouse. Mr. Dean disclaims beneficial ownership of all of Ms. Black's Common Shares.

     (13) The number of Common Shares that Ms. Mody beneficially owns includes 5,000 Common Shares owned by the Mody Family Living Trust, of which Ms. Mody and her spouse Haji Mody are the Trustees and beneficiaries.

     (14) Barrow, Hanley, Mewhinney & Strauss ("Barrow") filed a Schedule 13G ("Barrow Schedule 13G"), as of February 8, 2002, reporting that Barrow beneficially owns 7,834,250 Common Shares. Barrow holds 4,645,750 of the 7,834,250 Common Shares for the benefit of its general account and has sole voting and dispositive power as to such Common Shares. All information presented above relating to Barrow is based solely on the Barrow Schedule 13G.

     (15) Franklin Resources, Inc. ("Franklin") filed a Schedule 13G/A ("Franklin Schedule 13G/A"), as of January 25, 2002, reporting that Franklin beneficially owns 6,110,006 Common Shares. Franklin does not have the power to vote or dispose of any of these Common Shares. According to the Franklin Schedule 13G/A, the 6,110,006 Common Shares are beneficially owned by one or more open-end or closed-end investment companies and other managed accounts. These investment companies and managed accounts are advised by direct and indirect advisory subsidiaries (the "Adviser Subsidiaries") of Franklin. Under the advisory contracts, the Adviser Subsidiaries hold all voting and dispositive power with regard to these Common Shares and, therefore, according to the Franklin Schedule 13G/A, may be deemed to have beneficial ownership of the securities. Each of Charles B. Johnson and Rupert H. Johnson, Jr. (the "Principal Stockholders") own in excess of 10% of the outstanding common stock of Franklin and are the principal stockholders of Franklin. Franklin and the Principal Stockholders may be deemed to be the beneficial owner of securities held by Adviser Subsidiaries. Each of Franklin, the Adviser Subsidiaries and the Principal Stockholders disclaim any economic interest in or beneficial ownership of the securities covered by the Franklin Schedule 13G/A. Each of Franklin, the Principal Stockholders, and the Adviser Subsidiaries state in the Franklin Schedule 13G/A that they do not believe that they are acting as a "group" for purposes of Schedule 13(d) of the Exchange Act and that they are not otherwise required to attribute to each other the "beneficial ownership" of securities held by any of them or by any persons or entities advised by Adviser Subsidiaries. All information presented above relating to Franklin is based solely on the Franklin Schedule 13G/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For purposes of the following discussion, the term "Company" includes, unless the context otherwise requires, the Operating Partnership and the other subsidiaries of the Company and the Operating Partnership, in addition to the Company.

Loans to Trust Managers and Officers for Exercise of Options and Plan Options

         LOANS TO TRUST MANAGERS FOR EXERCISE OF OPTIONS. Effective July 17, 1996, February 2, 1998, June 12, 1998 and November 26, 1999, the Company loaned to Mr. Frank, an independent trust manager of the Company, $187,425, $45,298, $120,869 and $45,297 respectively, on a recourse basis, pursuant to the 1994 Plan and the 1995 Plan. Mr. Frank used the proceeds of the first loan, together with $75.00 in cash, to acquire 15,000 Common Shares pursuant to the exercise of 15,000 Options that were granted to him on May 5, 1994 under the 1994 Plan. Mr. Frank used the proceeds of the second loan, together with $28.00 in cash, to acquire 2,800 Common Shares pursuant to the exercise of 2,800 Options that were granted to him on March 14, 1996 under the 1995 Plan. Mr. Frank used the proceeds of the third loan, together with $56.00 in cash, to acquire 5,600 Common Shares pursuant to the exercise of 2,800 Options that were granted to him on March 14, 1996 under the 1995 Plan and 2,800 Options that were granted to him on June 9, 1997 under the 1995 Plan. Mr. Frank used the proceeds of the fourth loan, together with $28.00 in cash, to acquire 2,800 Common Shares pursuant to the exercise of 2,800 Options that were granted to him on March 14, 1996 under the 1995 Plan.

         On July 16, 2001, the loan that Mr. Frank entered into on July 16, 1996 matured and was extended for and additional three years, until July 16, 2004, at its original interest rate of 6.115%.

         Each of the loans made to Mr. Frank is payable, interest only, on a quarterly basis with a final payment of all accrued and unpaid interest, plus the entire original principal balance, due on July 16, 2004, November 1, 2004, February 2, 2003, and June 12, 2003. Mr. Frank's loans are secured by 15,000 Common Shares, 2,800 Common Shares, 5,600 Common Shares and 2,800 Common Shares, respectively, that Mr. Frank owns. Prior to November 1, 2001, each loan bore interest at a fixed annual rate based on the weighted average interest rate of the Company at the end of the quarter preceding the quarter in which the loan was made, plus 50 basis points. Effective as of November 1, 2001, each loan was amended to bear interest over the remainder of its term at 2.7% per annum, the applicable Federal rate for loans with remaining terms of three years or less, and Mr. Frank exercised his option to reduce the remaining term of the loan scheduled to expire on November 26, 2004 to provide that the loan would expire on November 1, 2004). As of December 31, 2001, no accrued interest was outstanding and unpaid on Mr. Frank's loans.

         Effective June 10, 1997, the Company loaned to Mr. Rowsey, an independent trust manager of the Company, $419,997 on a recourse basis, pursuant to the 1994 Plan and the 1995 Plan. Mr. Rowsey used the proceeds of the loan, together with $328.00 in cash, to acquire 30,000 Common Shares pursuant to the exercise of 30,000 Options that were granted to him on May 5, 1994 under the 1994 Plan, and 2,800 Common Shares pursuant to the exercise of 2,800 Options that were granted to him on March 14, 1996 under the 1995 Plan. Mr. Rowsey paid the Company in full for the principal balance and interest due on March 27, 2002 (an aggregate amount of $437,384.06).

         LOANS TO OFFICERS FOR EXERCISE OF OPTIONS AND PLAN UNIT OPTIONS. Effective November 4, 1999, the Company loaned $26,272,631.46 to John C. Goff, on a recourse basis, pursuant to the 1994 Plan, the 1995 Plan and the Unit Plan. Mr. Goff used the proceeds of the loan, together with $4,452.04 in cash, to acquire 195,204 Common Shares pursuant to the exercise of 195,204 Options that were granted to him on April 27, 1994 under the 1994 Plan, 250,000 Common Shares pursuant to the exercise of 250,000 Options that were granted to him on June 12, 1995 under the 1995 Plan and 571,428 Operating Partnership Units pursuant to the exercise of 571,428 Plan Unit Options that were granted to him on July 16, 1996 pursuant to the Unit Plan. The Board of Trust Managers has capped the amount that Mr. Golf may borrow from the Company at $30,000,000.


         Effective November 5, 1999, February 16, 2000, March 14, 2000, July 31, 2001 and January 31, 2002, the Company loaned to David M. Dean, $32,475.00, $10,242.00, $97,065.00, $523,260.00 and $1,875,735.00, respectively, on a recourse basis, pursuant to the 1994 Plan and the 1995 Plan. Mr. Dean used the proceeds of the first loan, together with $25.00 in cash, to acquire 2,500 Common Shares pursuant to the exercise of 2,500 Options that were granted to him on July 27, 1994 under the 1994 Plan. Mr. Dean used the proceeds of the second loan, together with $8.00 in cash, to acquire 800 Common Shares pursuant to the exercise of 800 Options that were granted to him on February 6, 1995 under the 1994 Plan. Mr. Dean used the proceeds of the third loan, together with $60.00 in cash, to acquire 6,000 Common Shares pursuant to the exercise of 6,000 Options that were granted to him on March 14, 1996 under the 1995 Plan. Mr. Dean used the proceeds of the fourth loan, together with $240.00 in cash, to acquire 24,000 Common Shares pursuant to the exercise of 24,000 Options that were granted to him on November 19, 1996 under the 1995 Plan. Mr. Dean used the proceeds of the fifth loan, together with $1,140.00 in cash, to acquire 6,000 Common Shares pursuant to the exercise of 6,000 Options that were granted to him on March 14, 1996 under the 1995 Plan, 12,000 Common Shares pursuant to the exercise of 12,000 Options that were granted to him on November 19, 1996 under the 1995 Plan and 96,000 Common Shares pursuant to the exercise of 96,000 Options that were granted to him on November 5, 1999 under the 1995 Plan.

         Effective November 5, 1999, March 14, 2000 and January 31, 2002, the Company loaned to Theresa E. Black, Mr. Dean's spouse, $87,358.50, $29,119.50 and $408,379.50, respectively, on a recourse basis, pursuant to the 1995 Plan. Ms. Black used the proceeds of the first loan, together with $54.00 in cash, to acquire 5,400 Common Shares pursuant to the exercise of 5,400 Options that were granted to her on March 14, 1996 under the 1995 Plan. Ms. Black used the proceeds of the second loan, together with $18.00 in cash, to acquire 1,800 Common Shares pursuant to the exercise of 1,800 Options that were granted to her on March 14, 1996 under the 1995 Plan. Ms. Black used the proceeds of the third loan, together with $258.00 in cash, to acquire 1,800 Common Shares pursuant to the exercise of 1,800 Stock Options that were granted to her on March 14, 1996 under the 1995 Plan and 24,000 Common Shares pursuant to the exercise of 24,000 Options that were granted to her on November 5, 1999 under the 1995 Plan.

         Effective November 5, 1999 and January 31, 2002, the Company loaned to Jerry R. Crenshaw, Jr. $78,723.00 and $1,738,275.00, respectively, on a recourse basis, pursuant to the 1994 Plan and the 1995 Plan. Mr. Crenshaw used the proceeds of the first loan, together with $52.00 in cash, to acquire 1,600 Common Shares pursuant to the exercise of 1,600 Options that were granted to him on February 6, 1995 under the 1994 Plan and 3,600 Common Shares pursuant to the exercise of 3,600 Options that were granted to him on March 14, 1996 under the

1995 Plan. Mr. Crenshaw used the proceeds of the second loan, together with $1,100.00 in cash, to acquire 110,000 Common Shares pursuant to the exercise of 110,000 Options that were granted to him on November 5, 1999 under the 1995 Plan.

         Effective January 24, 2000, October 31, 2000 and July 31, 2001, the Company loaned to John L. Zogg, Jr. $637,090.00, $206,993.00 and $1,539,897.50,
respectively, on a recourse basis, pursuant to the 1994 Plan and the 1995 Plan. Mr. Zogg used the proceeds of the first loan, together with $410.00 in cash, to acquire 1,000 Common Shares pursuant to the exercise of 1,000 Options that were granted to him on April 27, 1994 under the 1994 Plan, 16,000 Common Shares pursuant to the exercise of 16,000 Options that were granted to him on August 1, 1995 under the 1995 Plan and 24,000 Common Shares pursuant to the exercise of 24,000 Options that were granted to him on March 14, 1996 under the 1995 Plan. On June 7, 2001, Mr. Zogg sold 100 such Common Shares and used all such proceeds (in the amount of $1,618.75) to reduce the principal amount of the first loan to $635,471.25. Mr. Zogg used the proceeds of the second loan, together with $132.00 in cash, to acquire 1,200 Common Shares pursuant to the exercise of 1,200 Options that were granted to him on February 6, 1995 under the 1994 Plan, 4,000 Common Shares pursuant to the exercise of 4,000 Options that were granted to him on August 1, 1995 under the 1995 Plan and 8,000 Common Shares pursuant to the exercise of 8,000 Options that were granted to him on March 14, 1996 under the 1995 Plan. Mr. Zogg used the proceeds of the third loan, together with $790.00 in cash, to acquire 8,000 Common Shares pursuant to the exercise of 8,000 Options that were granted to him on March 14, 1996 under the 1995 Plan, 6,000 Common Shares pursuant to the exercise of 6,000 Options that were granted to him on November 19, 1996 under the 1995 Plan, 40,000 Common Shares pursuant to the exercise of 40,000 Options that were granted to him on October 19, 1998 under the 1995 Plan and 25,000 Common Shares pursuant to the exercise of 25,000 Options that were granted to him on November 5, 1999 under the 1995 Plan.

         Effective April 17, 2001, the Company loaned to Dennis H. Alberts $1,083,150.00, on a recourse basis, pursuant to the 1995 Plan. Mr. Alberts used the proceeds of the loan, together with $600.00 in cash, to acquire 60,000 Common Shares pursuant to the exercise of 60,000 Options that were granted to him on April 17, 2000 under the 1995 Plan.

         Mr. Goff's loan is secured by 400,000 Common Shares, 300,000 shares of restricted stock and 1,500,000 Unit Options that Mr. Goff owns. Mr. Goff has assigned the dividends he will receive on the 300,000 shares of restricted stock to payment of future interest due on his loan. In addition, Mr. Goff is required to use the net proceeds from the sale of and of the 300,000 shares of restricted stock or the 1,500,000 Units underlying the 1,500,000 Unit Options to pay down the amount of his loan. Mr. Dean's loans are secured by 2,500 Common Shares, 800 Common Shares, 6,000 Common Shares, 24,000 Common Shares and 114,000 Common Shares, respectively, that Mr. Dean owns. Mr. Crenshaw's loans are secured by 5,200 Common Shares and 110,000 Common Shares, respectively, that Mr. Crenshaw owns. Ms. Black's loans are secured by 5,400 Common Shares, 1,800 Common Shares and 25,800 Common Shares, respectively, that Ms. Black owns. Mr. Zogg's loans are secured by 40,900 Common Shares, 13,200 Common Shares and 79,000 Common Shares, respectively, that Mr. Zogg owns. All of the above-referenced loans are full recourse.

         Prior to November 1, 2001, each of the loans made to Mr. Goff, Mr. Dean, Mr. Crenshaw, Ms. Black, Mr. Zogg and Mr. Alberts accrued interest at a fixed annual rate based on the weighted average interest rate of the Company at the end of the quarter preceding the quarter in which the loan was made, plus 50 basis points. Effective as of November 1, 2001, each loan was amended to bear interest over the remainder of its term at 2.7% per annum, the applicable

Federal rate for loans with remaining terms of three years or less, and each holder whose loan had a remaining term of more than three years exercised the holder's option to reduce the remaining term of each such loan to reduce the remaining term of the loan to three years. As of December 31, 2001, no accrued interest was outstanding and unpaid on any of these loans.


Loans and Contributions to DBL Holdings, Inc. ("DBL")

         As of April 15, 2002, the Company owned 97.44% of DBL, with the remaining 2.56% economic interest in DBL (including 100% of the voting interest in DBL) held by John Goff. Originally, Mr. Goff contributed his voting interests in Houston Area Development Corp. ("HADC") and Mira Vista Development Corp. ("MVDC"), two of the Company's residential development corporations, for his interest in DBL.

         DBL has two wholly owned subsidiaries, DBL-ABC, Inc. and DBL-CBO, Inc., the assets of which are described in the following paragraphs, and DBL directly holds 66% of the voting stock, representing a 4% economic interest, in MVDC and HADC.


         Since June 1999, the Company has contributed approximately $23.8 million to DBL in the form of cash and loans. These funds were used by DBL to make an equity contribution to DBL-ABC, which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity (the "G2 General Partner") that is owned equally by Goff-Moore Strategic Partners, L.P. ("GMSP") and GMAC Commercial Mortgage Corporation. The G2 General Partner is entitled to an annual asset management fee. Additionally, the G2 General Partner has a 1% interest in profits and losses of G2 and, after payment of specified amounts to partners, a 50% interest in G2. The ownership structure of the entity that ultimately controls GMSP consists of 50% ownership by Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and 50% by John Goff, Chief Executive Officer of the Company. In addition, Mr. Rainwater is a limited partner of GMSP. At April 15, 2002, DBL had an approximately $14.1 million investment in G2 and had repaid in full the loans from the Company.


         On March 31, 1999, DBL-CBO acquired a $5.97 million aggregate principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Islands limited liability company (the "Juniper Notes"). DBL-CBO obtained the funds to purchase the Juniper Notes by selling all of the equity interest in DBL-CBO (the "Equity Interest") to DBL for $6.0 million. DBL, in turn, obtained the purchase price for the Equity Interest pursuant to a $6.0 million loan agreement and related term note from the Company that was secured by the Equity Interest. The loan accrued interest at the rate of 12% per annum and was paid in full in March 2001.

Loans to Residential Development Corporations

         HADC AND MVDC. As of March 31, 2002, the Company owned 94% of the outstanding stock (all of which is nonvoting) of HADC and MVDC. Mr. Goff is a director of both HADC and MVDC. In addition, DBL, in which Messrs. Rainwater and Goff are investors, owned 4% of HADC and MVDC as of March 31, 2002.


         Loans to HADC and MVDC. On May 5, 1994, the Company made a loan to each of HADC and MVDC, with each loan in the original principal amount of $14.4 million and bearing interest at a rate of 12.5% per annum. Originally, each of these loans was scheduled to mature in May 2001. The HADC loan was amended January 16, 1997 to extend the maturity date to May 5, 2006. MVDC has repaid its loan in full.

         On January 16, 1997, the Company entered into a revolving development loan agreement with HADC, pursuant to which the Company agreed to loan up to an additional $5.0 million to HADC at an interest rate of 14% per annum. As of December 31, 2001, this revolving loan was amended to reduce the principal amount to $2.5 million and to reduce the interest rate to 12% per annum. The maturity date of the revolving loan is December 31, 2002. As of March 31, 2002, $250,063 was outstanding under this loan.

         The aggregate outstanding balance of the loans to HADC as of March 31, 2002 was $11.9 million.


         CRESCENT RESORT DEVELOPMENT, INC. ("CRD"). The Company owns 90% of the outstanding stock (all of which is non-voting) of CRD, a Delaware corporation, and COPI Colorado owns 10% of the outstanding stock (all of which is voting stock) of CRD. On February 14, 2002, the Company acquired the 60% general partner interest in COPI Colorado previously owned by COPI. As of December 31, 2001, the following credit facilities that the Company extended to CRD were outstanding: (i) a $56.2 million line of credit that matures in August 2004 and bears interest at the rate of 11.5% per annum, (ii) a $40 million line of credit that matures in December 2006 and bears interest at the rate of 11.5% per annum and (iii) a $72 million line of credit. The aggregate outstanding balance of these facilities as of December 31, 2001 was $181 million, and they are cross-defaulted and cross-collateralized with CRD's interests in the real estate development companies and resort management company in which the loan proceeds have been invested.

         As of December 31, 2001, the Company had guaranteed approximately $1.3 million of mortgage loan indebtedness of a general partnership in which CRD's wholly owned subsidiary holds a non-managing minority interest.

Transactions with COPI


         MANAGEMENT AND GENERAL BUSINESS RELATIONSHIPS. In April 1997, the Company established COPI to be the lessee and operator of certain assets to be acquired by the Company and to perform the Intercompany Agreement, pursuant to which each party agreed to provide the other with rights to participate in certain transactions. The Company was not permitted to operate or lease these assets under then-existing federal income tax laws applicable to REITs.


         Messrs. Rainwater and Goff are, respectively, the Chairman of the Board and the Vice Chairman of the Board of the Company and, until February 14, 2002, were also, respectively, the Chairman of the Board and the Vice Chairman of the Board of COPI. In addition, Mr. Goff serves as the Chief Executive Officer of the Company and the General Partner and as the sole director of the General Partner and, until February 14, 2002, also served as Chief Executive Officer of COPI. Messrs. Frank and Rowsey are members of the Board of the Company and, until their resignations on February 14, 2002, were members of the board of directors of COPI. As of March 31, 2002, Messrs. Rainwater and Goff beneficially owned an aggregate of approximately 18.4% of the outstanding common stock of COPI through their aggregate ownership of 2,111,835 shares of COPI common stock, including shares underlying vested options. In addition, Mr. Goff directly owns shares of the common stock of COPI through his ownership interest in COPI Colorado, L.P. ("COPI Colorado"), as described below.

         LOANS TO COPI AND COPI COLORADO.

                  COPI. In connection with the formation and capitalization of COPI, the Company contributed $14.1 million to COPI and loaned approximately $35.9 million to COPI pursuant to a five-year loan (the "COPI Term Loan"), which bears interest at 12% per annum, is collateralized by a lien on certain assets that COPI now owns or may acquire in the future and matures in May 2002. Also in connection with COPI's formation, the Company established a $20.4 million line of credit (the "Line of Credit"), which bears interest at 12% per annum. The Line of Credit is cross-defaulted and cross-collateralized with the COPI Term Loan and matures no later than June 2007. In March 1999, the Company loaned approximately $19.5 million to COPI pursuant to a three-year loan, which bears interest at 9% per annum and is collateralized by certain assets that COPI owned at the time the loan was made, now owns or may acquire in the future ("1999 COPI Term Loan"). As of December 31, 2001, the outstanding principal balance on the COPI Term Loan was approximately $16.2 million, plus accrued interest of approximately $1.6 million. As of December 31, 2001, the outstanding principal balance on the Line of Credit was $20.2 million, plus accrued interest of approximately $2.0 million. As of December 31, 2001, the outstanding principal balance on the 1999 COPI Term Loan was $22.0 million, plus accrued interest of $1.6 million.

                  COPI Colorado. As of December 31, 2001, the Company owned approximately 90% of the outstanding stock (all of which is non-voting) of CRD. The voting stock of CRD is owned by COPI Colorado, L.P., a Delaware limited partnership ("COPI Colorado") in which, as of December 31, 2001, COPI owned a 60% general partner interest, and Mr. Goff owned a 20% limited partner interest. As of December 31, 2001, COPI Colorado also owned 1,102,530 shares of COPI's common stock. COPI funded its acquisition of the general partner interest with proceeds of a $9.0 million loan from the Company (the "COPI Colorado Note"). This note bears interest at 12% per annum, with interest payable quarterly, and matures in May 2002. The note is secured by COPI's general partner interest in COPI Colorado and is cross-collateralized and cross-defaulted with COPI's other borrowings from the Company. As of December 31, 2001, the note had an outstanding principal balance of $10.6 million (due to the addition of accrued interest to the original principal balance), plus accrued interest of $1.1 million.

                  Defaults under COPI and COPI Colorado Loans. As of February 12, 2001, the Company notified COPI that $76.2 million of principal and accrued interest due under the COPI Term Loan, the Line of Credit, the 1999 COPI Term Loan and the COPI Colorado Note was past due. See "-- Reorganization Transactions" below for a description of the transfers of specified COPI assets to the Company and the resulting reduction in amounts due under these loans.

         LOANS TO OTHER AFFILIATES OF COPI.

                  CR License and CRL Investments. As of December 31, 2001, the Company had a 28.5% interest in CR License, LLC, the entity which owns the right to the future use of the "Canyon Ranch" name. The Company also had a 95% economic interest, representing all of the non-voting common stock, in CRL Investments, Inc., which has an approximately 65% economic interest in the Canyon Ranch Spa Club in the Venetian Hotel in Las Vegas, Nevada.

                  The Company has provided CRL with a $7.0 million credit facility which bears interest at 12% per annum and matures in August 2003. As of December 31, 2001, the total amount outstanding under the credit facility was $7.16 million. The Company also committed to invest $8.0 million in equity in CRL. As of April 1, 2001, the Company had made equity contributions aggregating $7.16 million to CRL.

                  CR Notes and Sonoma Note. In connection with the acquisition by COPI, effective July 31, 1997, of the companies that leased certain Company-owned hotel properties, COPI acquired 100% of an entity that had outstanding debt under notes in the original principal amounts of approximately $2.4 million and $650,000 (collectively, the "CR Notes") payable to the Company in connection with the acquisition of Canyon Ranch-Tucson. The CR Notes bear interest at a rate of 10.75% per annum, are secured by deeds of trust for certain real and personal property and mature in August 2003. The aggregate outstanding balance at December 31, 2001 on the CR Notes was approximately $951,000. In addition, COPI acquired 100% of an entity that had outstanding debt under a promissory note of approximately $190,964 (the "Sonoma Note") payable to the Company in connection with the acquisition of Sonoma Mission Inn & Spa. The Sonoma Note bears interest at a rate of 7.5% per annum and matures in November 2006. The outstanding balance of the Sonoma Note at December 31, 2001 was approximately $190,964.

         LEASES OF HOTEL AND RESORT PROPERTIES TO COPI SUBSIDIARIES. As of December 31, 2001, the Company owned nine hotel and resort properties (collectively, the "Hotel Properties"), eight of which the Company leased to subsidiaries of COPI (the "Hotel Lessees") pursuant to eight separate leases (the "Hotel Leases"). Under the Hotel Leases, each having an initial term of 10 years, the Hotel Lessees assumed the rights and obligations of the property owner under any related management agreement with the hotel operators, as well as the obligation to pay all property taxes and other costs related to the property. Each of the Hotel Leases provides for the respective Hotel Lessee to pay (i) base rent, with periodic rent increases, if applicable, (ii) percentage rent based on a percentage of gross hotel receipts or gross room revenues, as applicable, above a specified amount; and (iii) a percentage of gross food and beverage revenues above a specified amount.

         COPI executed a master guaranty and other guaranties pursuant to which COPI unconditionally guarantees payment and performance under the Hotel Leases by the Hotel Lessee solely from COPI's hotel and resort-related assets and income streams.

         During the year ended December 31, 2001, the Company received approximately $19.1 million in cash rent payments under the Hotel Leases. Between January 1, 2002 and February 14, 2002, the Company received approximately $6.0 million in rent under the Hotel Leases. On February 14, 2002, COPI transferred to the

Company, in lieu of foreclosure, all of COPI's assets associated with the Hotel Properties, including the lessee interests in the Hotel Leases, in consideration of the Company's agreement to cancel $23.6 million of rent due under the Hotel Leases.

         LEASE OF TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES. As of March 31, 2002, the Company held a 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which, through its ownership of a corporation owns 89 temperature-controlled logistics properties (the "Temperature-Controlled Logistics Properties"). The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, LLC ("AmeriCold Logistics"), which is owned 60% by Vornado Operating, L.P. and 40% by a subsidiary of COPI. The Company has no interest in AmeriCold Logistics.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended on January 23, 2002. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146 million, the adjustment of the rental obligation for 2002 to $150 million (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5.0 million to $9.5 million (effective January 1, 2000) and the extension of the date on which deferred rent was required to be paid to December 31, 2003.

         As of December 31, 2001, the Company had loaned AmeriCold Logistics an aggregate of approximately $12 million pursuant to three separate loans that bear interest at rates ranging from 12% to 14% per annum. The loans, which originally were scheduled to mature on December 31, 2002, have been extended and are now scheduled to mature on December 31, 2004.

         AmeriCold Logistics deferred $25.5 million of rent for the year ended December 31, 2001, of which the Company's share was $10.2 million. In December 2001, the Temperature-Controlled Logistics Corporation waived its right to collect $39.8 million of the total $49.9 million of deferred rent, of which the Company's share was $15.9 million.

         RESIDENTIAL DEVELOPMENT CORPORATIONS. As of December 31, 2001, the Company owned 95% of the outstanding stock (all of which is non-voting) of two residential development corporations, Desert Mountain Development Corporation ("DMDC") and The Woodlands Land Company, Inc. ("TWLC"), and COPI owned 5% of the outstanding stock (all of which is voting) of these corporations. As of December 31, 2001, the Company owned approximately 90% of a third residential development corporation, CRD (representing all of the non-voting stock) and COPI Colorado owned the remaining 10% (representing all of the voting stock).

         REORGANIZATION TRANSACTIONS. On January 1, 2001, the provisions of a new federal law relating to REITs (the "REIT Modernization Act") became effective. This legislation allows the Company, through our subsidiaries, to operate or lease certain of our investments that had been previously operated or leased by COPI.

         On June 28, 2001, the Company and COPI entered into an asset and stock purchase agreement in which the Company agreed to pay to COPI approximately $78.4 million, payable in cancellation of certain debt and rent obligation and cash, in exchange for (i) all of the assets related to COPI's hospitality business, including lessee interests in the eight Hotel Properties leased to subsidiaries of COPI, (ii) all of the voting equity owned by COPI and its subsidiaries in three residential development corporations (CRD, DMDC and TWLC) and (iii) all of the membership interests of CR License LLC owned by COPI. In connection with that agreement, the Company agreed that it would not charge interest on the loans to COPI from May 1, 2001 and that it would allow COPI to defer all principal and interest payments due under the loans until December 31, 2001.

         Also on June 28, 2001, the Company entered into an agreement to make a $10.0 million investment in Crescent Machinery Company, a wholly owned subsidiary of COPI ("Crescent Machinery"). This investment, together with $19.0 million of capital from a third-party investment firm, was expected to put Crescent Machinery on solid financial footing.

         In October 2001, management of COPI, the Company and the third-party investor amended the terms of the original securities purchase agreement to reflect changes in the market price of the COPI common stock since the date of the original agreements.

         The Company stopped recording rent from the leases of the Hotel Properties on October 1, 2001, and recorded impairment and other adjustments related to COPI in the fourth quarter of 2001, based on the estimated fair value of the underlying collateral.

         On January 22, 2002, the Company terminated the purchase agreement pursuant to which the Company would have acquired the lessee interests in the eight Hotel Properties leased to subsidiaries of COPI, the voting interests held by subsidiaries of COPI in three of the residential development corporations in which the Company also owns interests, and other assets.

         On February 4, 2002, the Company terminated the agreement relating to its planned investment in Crescent Machinery. On February 6, 2002, Crescent Machinery Company filed for protection under the federal bankruptcy laws.

         On February 12, 2002, the Company delivered default notices to COPI relating to approximately $49.0 million of unpaid rent and approximately $76.2 million of principal and accrued interest due to the Company under the COPI Term Loan, the Line of Credit, the 1999 COPI Term Loan and the COPI Colorado Note.

         On February 14, 2002, the Company executed an agreement (the "Agreement") with COPI, pursuant to which (i) COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Hotel Properties leased to subsidiaries of COPI and the voting interests in three of the Company's residential development corporations and other assets and
(ii) the Company agreed to assist and provide funding to COPI for the implementation of a prepackaged bankruptcy of COPI. As a result of the transfer, the Company reduced COPI's rent obligations by $23.6 million, and its debt obligations by $40.1 million.

         As part of the February 14 transactions, the Company acquired COPI's general partner interest in COPI Colorado through a strict foreclosure. Immediately prior to the Company's acquisition of the interest, COPI Colorado distributed to its partners, pro rata in accordance with their relative percentage interests in COPI Colorado, the 1,102,530 shares of COPI common stock that it owned. The shares distributed to COPI were canceled.

         In addition, the Company acquired, in a strict foreclosure on February 14, 2002, COPI's 1.5% interest in CR License, LLC and 5.0% interest, representing all of the voting stock, in CRL Investments, Inc.

         Under the Agreement, the Company will provide approximately $14.0 million to COPI in the form of cash and Common Shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's Common Shares to the COPI stockholders. The Company estimates that the value of the Common Shares that will be issued to the COPI stockholders will be between approximately $5.0 million and $8.0 million. The Agreement provides that COPI and the Company will seek to have a plan of reorganization for COPI, reflecting the terms of the Agreement and a draft plan of reorganization, approved by the bankruptcy court. The actual value of the Common Shares issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary substantially from the estimated amount. If the COPI bankruptcy plan is approved by the required vote of the shares of COPI common stock, the stockholders of COPI will receive Common Shares of the Company. As stockholders of COPI, Mr. Rainwater and Mr. Goff will also receive Common Shares of the Company.

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

         Pursuant to the COPI bankruptcy plan, the current and former directors and officers of COPI and the current and former trust managers and officers of the Company also have received a release from COPI of liability for any actions taken prior to February 14, 2001, and, depending on various factors, will receive certain liability releases from COPI and its stockholders.

Management Participation in Operating Partnership Debt Offering


         On April 15, 2002, the Operating Partnership completed a private offering of $375.0 million in senior, unsecured notes due 2009. The notes bear interest at an annual rate of 9.25% and were issued at 100% of issue price. The notes are callable after April 15, 2006. Richard Rainwater, Chairman of the Board of Trust Managers, and certain of his immediate family members and affiliates, purchased $50 million of these notes on the same terms as unaffiliated third party investors. The Operating Partnership has agreed to register a similar series of notes with the Securities and Exchange Commission and to effect an exchange offer of the registered notes for the privately placed notes and, in the case of Mr. Rainwater and his family and affiliates, to register the notes for resale by them.


                                -----------------

         Management believes that the foregoing transactions are on terms no less favorable than those that could have been obtained in comparable transactions with unaffiliated parties.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2002.

                                          CRESCENT REAL ESTATE EQUITIES COMPANY
                                                      (Registrant)

                                          By /s/     John C. Goff
                                             -----------------------------------
                                                     John C. Goff
                                                 Chief Executive Officer