Form 10-Q
period 2002-03-31
CRESCENT REAL ESTATE EQUITIES CO
filed 2002-05-10
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2002
                           COMMISSION FILE NO. 1-13038


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
               (Address of principal executive offices)(Zip code)


        Registrant's telephone number, including area code (817) 321-2100


Number of shares outstanding of each of the registrant's classes of preferred and common shares, as of May 7, 2002.

        Preferred Shares, par value $.01 per share:    10,800,000
        Common Shares, par value $.01 per share:      105,217,192

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

                                                                                                      PAGE
PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001
           (audited).............................................................................        2

           Consolidated Statements of Operations for the three months ended March
           31, 2002 and 2001 (unaudited).........................................................        3

           Consolidated Statement of Shareholders' Equity for the three months ended
           March 31, 2002 (unaudited)............................................................        4

           Consolidated Statements of Cash Flows for the three months ended March 31, 2002
           and 2001 (unaudited)..................................................................        5

           Notes to Financial Statements.........................................................        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       30

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................       70

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................       71

Item 2.    Changes in Securities.................................................................       71

Item 3.    Defaults Upon Senior Securities.......................................................       71

Item 4.    Submission of Matters to a Vote of Security Holders...................................       71

Item 5.    Other Information.....................................................................       71

Item 6.    Exhibits and Reports on Form 8-K......................................................       71

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                   MARCH 31,        DECEMBER 31,
                                                                                      2002              2001
                                                                                  ------------      ------------
                                                                                  (UNAUDITED)         (AUDITED)
ASSETS:
 Investments in real estate:
   Land                                                                           $    314,577      $    252,109
   Land held for investment or development                                             521,199           108,274
   Building and improvements                                                         3,049,553         2,954,666
   Furniture, fixtures and equipment                                                   104,600            72,247
   Properties held for disposition, net                                                 27,337            35,158
   Less - accumulated depreciation                                                    (694,622)         (642,531)
                                                                                  ------------      ------------
             Net investment in real estate                                        $  3,322,644      $  2,779,923

   Cash and cash equivalents                                                      $     66,890      $     36,285
   Restricted cash and cash equivalents                                                 82,252           115,531
   Accounts receivable, net                                                             52,793            28,654
   Deferred rent receivable                                                             65,839            66,362
   Investments in real estate mortgages and equity
       of unconsolidated companies                                                     526,918           838,317
   Notes receivable, net                                                               103,670           132,065
   Income tax asset-current and deferred, net                                           27,806                --
   Other assets, net                                                                   202,062           145,012
                                                                                  ------------      ------------
               Total assets                                                       $  4,450,874      $  4,142,149
                                                                                  ============      ============


LIABILITIES:
   Borrowings under Credit Facility                                               $    334,500      $    283,000
   Notes payable                                                                     2,045,883         1,931,094
   Accounts payable, accrued expenses and other liabilities                            333,173           220,068
                                                                                  ------------      ------------
              Total liabilities                                                   $  2,713,556      $  2,434,162
                                                                                  ------------      ------------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
Operating partnership, 6,591,837 and 6,594,521 units,
       respectively                                                               $     66,960      $     69,910
  Consolidated real estate partnerships                                                284,825           232,137
                                                                                  ------------      ------------
              Total minority interests                                            $    351,785      $    302,047
                                                                                  ------------      ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par value, authorized 100,000,000 shares:
   6 3/4% Series A Convertible Cumulative Preferred Shares,
      liquidation preference $25.00 per share,
      8,000,000 shares issued and outstanding at March 31, 2002
      and December 31, 2001                                                       $    200,000      $    200,000
  Common shares, $.01 par value, authorized 250,000,000 shares,
      123,959,962, and 123,396,017 shares issued and outstanding
      at March 31, 2002 and December 31, 2001, respectively                              1,233             1,227
   Additional paid-in capital                                                        2,240,107         2,234,360
   Deferred compensation on restricted shares                                           (5,253)               --
   Accumulated deficit                                                                (665,892)         (638,435)
   Accumulated other comprehensive income                                              (24,922)          (31,484)
                                                                                  ------------      ------------
                                                                                  $  1,745,273      $  1,765,668
Less - shares held in treasury, at cost, 18,770,953 and 18,770,418
      common shares at March 31, 2002 and December 31, 2001, respectively             (359,740)         (359,728)
                                                                                  ------------      ------------
              Total shareholders' equity                                          $  1,385,533      $  1,405,940
                                                                                  ------------      ------------

              Total liabilities and shareholders' equity                          $  4,450,874      $  4,142,149
                                                                                  ============      ============

   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  FOR THE THREE MONTHS
                                                                                                     ENDED MARCH 31,
                                                                                             ------------------------------
                                                                                                 2002              2001
                                                                                             ------------      ------------
                                                                                                      (UNAUDITED)

REVENUE:
    Office property                                                                          $    143,471      $    153,384
    Resort/Hotel property                                                                          38,524            15,949
    Residential Development property                                                               48,065                --
    Interest and other income                                                                       2,226             9,003
                                                                                             ------------      ------------
       Total revenue                                                                         $    232,286      $    178,336
                                                                                             ------------      ------------

EXPENSE:
    Office property real estate taxes                                                        $     21,272      $     22,825
    Office property operating expenses                                                             44,555            43,661
    Resort/Hotel property expense                                                                  23,890                --
    Residential Development property expense                                                       42,215                --
    Corporate general and administrative                                                            6,392             5,264
    Interest expense                                                                               42,272            47,448
    Amortization of deferred financing costs                                                        2,320             2,425
    Depreciation and amortization                                                                  33,822            30,442
    Impairment and other charges related
      to real estate assets                                                                            --             2,150
                                                                                             ------------      ------------
       Total expense                                                                         $    216,738      $    154,215
                                                                                             ------------      ------------

       Operating income                                                                      $     15,548      $     24,121
                                                                                             ------------      ------------

OTHER INCOME AND EXPENSE:
    Equity in net income (loss) of unconsolidated companies:
       Office properties                                                                     $      1,310      $      1,093
       Residential development properties                                                          12,483            10,708
       Temperature-controlled logistics properties                                                   (310)            2,719
       Other                                                                                       (4,061)            1,846
                                                                                             ------------      ------------
    Total equity in net income of unconsolidated companies                                   $      9,422      $     16,366
                                                                                             ------------      ------------


    Gain on property sales, net                                                                        --               330
                                                                                             ------------      ------------
       Total other income and expense                                                        $      9,422      $     16,696
                                                                                             ------------      ------------

INCOME BEFORE INCOME TAXES, MINORITY INTERESTS,
    DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT
    OF A CHANGE IN ACCOUNTING PRINCIPLE                                                      $     24,970      $     40,817
       Minority interests                                                                          (8,043)           (9,752)
       Income tax benefit                                                                           4,283                --
                                                                                             ------------      ------------

INCOME BEFORE DISCONTINUED OPERATIONS AND
    CUMULATIVE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE                                                                     $     21,210      $     31,065

       Discontinued operations - income and gain on assets sold and held for sale                   3,216               183
       Cumulative effect of a change in accounting principle                                       (9,172)               --
                                                                                             ------------      ------------

NET INCOME                                                                                   $     15,254      $     31,248

6 3/4% Series A Preferred Share distributions                                                      (3,375)           (3,375)
                                                                                             ------------      ------------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                                  $     11,879      $     27,873
                                                                                             ============      ============


BASIC EARNINGS (LOSS) PER SHARE DATA:
    Income from continuing operations                                                        $       0.17      $       0.26
    Discontinued operations - income and gain on assets sold and held for sale                       0.03                --
    Cumulative effect of a change in accounting principle                                           (0.09)               --
                                                                                             ------------      ------------

    Net income - basic                                                                       $       0.11      $       0.26
                                                                                             ============      ============


DILUTED EARNINGS (LOSS) PER SHARE DATA:
    Income from continuing operations                                                        $       0.17      $       0.26
    Discontinued operations - income and gain on assets sold and held for sale                       0.03                --
    Cumulative effect of a change in accounting principle                                           (0.09)               --
                                                                                             ------------      ------------

    Net income - diluted                                                                     $       0.11      $       0.26
                                                                                             ============      ============

   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                             CONSOLIDATED STATEMENT
                             OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                    Preferred Shares           Treasury Shares               Common Shares
                                                 ----------------------    ------------------------     ------------------------
                                                  Shares      Net Value      Shares       Net Value       Shares       Par Value
                                                 ---------    ---------    -----------    ---------     -----------    ---------

SHAREHOLDERS' EQUITY, December 31, 2001          8,000,000    $ 200,000     18,770,418    $(359,728)    123,396,017    $   1,227

Issuance of Common Shares                               --           --             --           --           1,977           --

Exercise of Common Share Options                        --           --             --           --         256,600            3

Deferred compensation                                   --           --             --           --         300,000            3

Issuance of Shares in Exchange for Operating
   Partnership Units                                    --           --             --           --           5,368           --

Share Repurchases                                       --           --            535          (12)             --           --

Dividends Paid                                          --           --             --           --              --           --

Net Income                                              --           --             --           --              --           --

Unrealized Loss on Marketable Securities                --           --             --           --              --           --

Unrealized Net Gain on Cash Flow Hedges                 --           --             --           --              --           --


                                                 ---------    ---------    -----------    ---------     -----------    ---------
SHAREHOLDERS' EQUITY, March 31, 2002             8,000,000    $ 200,000     18,770,953    $(359,740)    123,959,962    $   1,233
                                                 =========    =========    ===========    =========     ===========    =========

                                                                 Deferred                   Accumulated
                                                  Additional   Compensation                   Other
                                                    Paid-in    on Restricted  Accumulated  Comprehensive
                                                    Capital       Shares        Deficit       Income         Total
                                                  -----------  -------------  -----------  -------------   -----------

SHAREHOLDERS' EQUITY, December 31, 2001           $ 2,234,360    $      --     $(638,435)    $ (31,484)    $ 1,405,940

Issuance of Common Shares                                  37           --            --            --              37

Exercise of Common Share Options                          452           --            --            --             455

Deferred compensation                                   5,250       (5,253)           --            --              --

Issuance of Shares in Exchange for Operating
   Partnership Units                                        8           --            --            --               8

Share Repurchases                                          --                         --            --             (12)

Dividends Paid                                             --           --       (39,336)           --         (39,336)

Net Income                                                 --           --        11,879            --          11,879

Unrealized Loss on Marketable Securities                   --           --            --          (631)           (631)

Unrealized Net Gain on Cash Flow Hedges                    --           --            --         7,193           7,193


                                                  -----------    ---------     ---------     ---------     -----------
SHAREHOLDERS' EQUITY, March 31, 2002              $ 2,240,107    $  (5,253)    $(665,892)    $ (24,922)    $ 1,385,533
                                                  ===========    =========     =========     =========     ===========


   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                FOR THE THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                           ------------------------------
                                                                               2002              2001
                                                                           ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $     15,254      $     31,248
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreviation and amortization                                               36,142            32,971
     Recognition of capitalized residential development costs                    12,946                --
     Impairment and other charges related to
       real estate assets                                                            --             2,150
      Gain on property sales, net                                                (3,644)             (330)
     Minority interests                                                           8,043             9,752
     Cumulative effect of a change in accounting principle                        9,172                --
     Non-cash compensation                                                           37                32
     Distributions received in excess of earnings from
       unconsolidated companies:
         Office properties                                                          894                --
     Equity in (earnings) loss net of distributions received from unconsolidated companies:
         Office properties                                                           --              (115)
         Residential development properties                                      (5,315)           (7,637)
         Temperature-controlled logistics                                          (385)           (1,326)
         Other                                                                    4,083              (249)
Change in assets and liabilities:
     Restricted cash and cash equivalents                                        35,802            24,173
     Accounts receivable                                                           (801)           (8,360)
     Deferred rent receivable                                                       523              (780)
     Income tax asset-current and deferred                                       (6,022)               --
     Other assets                                                                 4,070              (535)
     Accounts payable, accrued expenses and
       other liabilities                                                        (82,185)          (63,912)
                                                                           ------------      ------------
         Net cash provided by operating activities                               28,614            17,082
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in cash resulting from the COPI agreement                          38,226                --
     Acquisition of rental properties                                            (8,410)               --
     Proceeds from property sales                                                11,878             9,400
     Development of investment properties                                          (637)          (11,110)
     Capital expenditures - rental properties                                   (10,252)           (5,040)
     Tenant improvement and leasing costs - rental properties                    (8,347)          (10,134)
     Decrease in restricted cash and cash equivalents                             1,445             3,869
     Return of investment in unconsolidated companies:
         Office properties                                                          376             6,346
         Residential development properties                                       7,173             5,360
         Other                                                                       --             7,025
     Investment in unconsolidated companies:
         Residential development properties                                     (14,203)          (22,593)
         Temperature-controlled logistics                                            --            (1,400)
         Other                                                                       --            (2,409)
     Increase in notes receivable                                                (1,421)           (2,530)
                                                                           ------------      ------------
         Net cash provided by (used in) investing activities                     15,828           (23,216)
                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt financing costs                                                          (107)             (275)
     Borrowings under Credit Facility                                            51,500            90,000
     Payments under Credit Facility                                                  --           (15,000)
     Notes Payable proceeds                                                          --             6,240
     Notes Payable payments                                                     (14,368)           (1,295)
     Capital distribution - joint venture preferred equity                       (3,522)           (5,917)
     Capital distributions - joint venture partner                                 (128)             (986)
     Proceeds from exercise of share options                                        455               418
     Treasury share repurchases                                                     (12)               --
     Preferred dividends                                                         (3,375)           (3,375)
     Dividends and unitholder distributions                                     (44,280)          (66,739)
                                                                           ------------      ------------
         Net cash (used in) provided by financing activities                    (13,837)            3,071
                                                                           ------------      ------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 30,605            (3,063)
CASH AND CASH EQUIVALENTS,
     Beginning of period                                                         36,285            38,966
                                                                           ------------      ------------
CASH AND CASH EQUIVALENTS,
     End of period                                                         $     66,890      $     35,903
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

         The direct and indirect subsidiaries of Crescent Equities at March 31, 2002 included:

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

         The following table shows the subsidiaries of the Company that owned or had an interest in the following real estate assets (the "Properties") as of March 31, 2002:

Operating Partnership (1):    The Avallon IV, Bank One Center, Bank One Tower, Datran Center (two Office
                              Properties), Four Westlake Park, Houston Center (three Office Properties), The Park
                              Shops at Houston Center, The Woodlands Office Properties (eight Office Properties),
                              301 Congress Avenue, Mira Vista, The Highlands, Falcon Point, Falcon Landing, and
                              Spring Lakes

Crescent TRS                  Desert Mountain and the Woodlands
Holding Corp.:

COPI Colorado, L.P.           Bear Paw Lodge, Eagle Ranch, Main Street Junction, Main Street Station, Main Street
                              Station Vacation Club, Riverbend, Three Peaks (Eagle's Nest), Park Place at
                              Riverfront, Park Tower at Riverfront, Promenade Lofts at Riverfront, Cresta, Snow
                              Cloud, One Vendue Range, Old Greenwood, and Tahoe Mountain Resort

Crescent Real Estate          The Aberdeen, The Avallon I, II & III, Carter Burgess Plaza, The Citadel, The
Funding I, L.P.:              Crescent Atrium, The Crescent Office Towers, Regency Plaza One, Waterside Commons and
("Funding I")                 125 E. John Carpenter Freeway

Crescent Real Estate          Albuquerque Plaza, Barton Oaks Plaza One, Briargate Office and Research Center, Hyatt
Funding II, L.P.:             Regency Albuquerque, Park Hyatt Beaver Creek Resort and Spa, Las Colinas Plaza,
("Funding II")                Liberty Plaza I & II, MacArthur Center I & II, Ptarmigan Place, Stanford Corporate
                              Centre, Two Renaissance Square and 12404 Park Central

Crescent Real Estate          Greenway Plaza Office Properties (ten Office Properties) and Renaissance Houston
Funding III, IV and V, L.P.:  Hotel
("Funding III, IV and V")(2)

Crescent Real Estate          Canyon Ranch - Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate          10 Behavioral Healthcare Properties
Funding VII, L.P.:
("Funding VII")

Crescent Real Estate          The Addison, Addison Tower, Austin Centre, The Avallon V, Canyon Ranch - Tucson,
Funding VIII, L.P.:           Frost Bank Plaza, Greenway I & IA (two Office Properties), Greenway II, Omni Austin
("Funding VIII")              Hotel, Palisades Central I, Palisades Central II, Sonoma Mission Inn & Spa, Stemmons
                              Place, Three Westlake Park, Trammell Crow Center, 3333 Lee Parkway, Ventana Inn &
                              Spa, 1800 West Loop South and 5050 Quorum

Crescent Real Estate          Chancellor Park, Denver Marriott City Center, MCI Tower, Miami Center, Reverchon
Funding IX, L.P.:             Plaza, 44 Cook Street, 55 Madison and 6225 N. 24th Street
("Funding IX") (3)

Crescent Real Estate          Fountain Place  and Post Oak Central (three Office Properties)
Funding X, L.P.
("Funding X")

Crescent Spectrum             Spectrum Center
Center, L.P. (4):

----------

(1) The Operating Partnership has a 50% interest in Bank One Center, a 20% interest in Bank One Tower and a 20% interest in Four Westlake Park. See "Note 7. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" for a description of the ownership structure of these Office Properties.

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

         As of March 31, 2002, Crescent SH IX, Inc. ("SH IX"), a subsidiary of the General Partner, owned 14,468,623 common shares of beneficial interest in Crescent Equities.

         See "Note 7. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" for a table that lists the Company's ownership in significant unconsolidated subsidiaries and equity investments as of March 31, 2002, including the three Office Properties and one office property under construction in which the Company owned an interest through these unconsolidated subsidiaries and equity investments and the Company's ownership interests in eight Residential Development entities, the Temperature-Controlled Logistics Segment and other investments.

         See "Note 8. Notes Payable and Borrowings under Fleet Facility" for a list of certain other subsidiaries of the Company, all of which are consolidated in the Company's financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.

SEGMENTS

         As of March 31, 2002, the Company's assets and operations were composed of four investment segments:

         o        Office Segment;

         o        Resort/Hotel Segment;

         o        Residential Development Segment; and

         o        Temperature-Controlled Logistics Segment.

         Within these segments, the Company owned or had an interest in the following Properties as of March 31, 2002:

         o OFFICE SEGMENT consisted of 76 office properties, which includes three retail properties (collectively referred to as the "Office Properties") located in 26 metropolitan submarkets in six states, with an aggregate of approximately 28.4 million net rentable square feet.

         o RESORT/HOTEL SEGMENT consisted of five luxury and destination fitness resorts and spas with a total of 1,036 rooms/guest nights and four upscale business-class hotel properties with a total of 1,771 rooms (collectively referred to as the "Resort/Hotel Properties").

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Company's ownership of real estate mortgages and voting and non-voting common stock representing interests of 94% to 100% in five residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, owned 22 upscale residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Company's 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT, which, as of March 31, 2002, directly or indirectly owned 89 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

         On February 14, 2002, the Company executed an agreement with Crescent Operating, Inc. ("COPI"), pursuant to which COPI transferred to the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and COPI's voting common stock in three of the Company's Residential Development Corporations. See "Note 17. COPI" for additional information related to the Company's agreement with COPI.

         For purposes of investor communications, the Company classifies its luxury and destination fitness resorts and spas and Residential Development Properties as a single group referred to as the "Resort and Residential Development Sector" due to their similar targeted customer characteristics. This group does not contain the four business-class hotel properties. Additionally, for investor communications, the Company classifies its Temperature-Controlled Logistics Properties and its business-class hotel properties as the "Investment Sector." However, for purposes of segment reporting as defined in Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" and this Quarterly Report on Form 10-Q, the Resort/Hotel Properties, including the business-class hotel properties, the Residential Development Properties and the Temperature-Controlled Logistics Properties are considered three separate reportable segments.

         See "Note 6. Segment Reporting" for a table showing total revenues, equity in net income (loss) of unconsolidated companies and funds from operations for each of these investment segments for the three months ended March 31, 2002 and 2001 and total assets for each of these investment segments at March 31, 2002 and December 31, 2001.

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial information, as well as in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Company's Form 10-K, as amended, for the year ended December 31, 2001.

         Certain amounts in prior period financial statements have been reclassified to conform with current period presentation.

2. ADOPTION OF NEW ACCOUNTING STANDARDS:

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1, 2002). SFAS No. 141 requires that all business combinations within the scope of the statement are to be accounted for under the purchase method. Since the Company accounts for its acquisitions under the purchase method, the adoption of this statement did not have a material effect on its interim or annual financial statements.

         SFAS No. 142 specifies that goodwill and certain other types of intangible assets may no longer be amortized, but instead are subject to periodic impairment testing. During the three months ended March 31, 2002, the Company recognized a goodwill impairment charge of approximately $9,200 due to the initial application of this statement. This charge was due to an impairment (net of minority interests) of the goodwill of the Temperature-Controlled Logistics Corporation. This charge is reported as a change in accounting principle and is included in Cumulative Effect of a Change in Accounting Principle. SFAS No. 142 provides for a transitional period of up to 12 months. Any need for impairment must be assessed within the first six months and the amount of impairment must be determined within the next six months. Any additional impairment taken in subsequent interim periods during 2002 related to the initial adoption of this statement will require the first quarter financial statements to be restated. The Company expects its additional impairment losses to range between $0 and $9.0 million due to the initial application of this statement.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this statement did not materially affect the Company's interim or annual financial statements; however, for the three months ended March 31, 2002, financial statement presentation was modified to report the results of operations including any gains or losses recognized in accordance with this statement, and financial position of the Company's real estate assets sold or classified as held for sale as discontinued operations. As a result, the Company has reclassified certain amounts in prior period financial statements to conform with the new presentation requirements.

3. PROPERTIES HELD FOR SALE:

BEHAVIORAL HEALTHCARE PROPERTIES

         As of March 31, 2002, the Company owned 10 behavioral healthcare properties, all of which were classified as held for sale. The carrying value of the behavioral healthcare properties at March 31, 2002 was approximately $27,337. During the three months ended March 31, 2002, the Company recognized an impairment charge of approximately $600 on one of the behavioral healthcare properties held for sale, which is included in Discontinued Operations - Income and Gain on Assets Sold and Held for Sale. This amount represents the difference between the carrying value and the estimated sales price less costs of the sale for this property. Depreciation expense has not been recognized since the dates the behavioral healthcare properties were classified as held for sale. The Company has entered into contracts or letters of intent to sell five behavioral healthcare properties and is actively marketing for sale the remaining five behavioral healthcare properties. The sales of these behavioral healthcare properties are expected to close within the next year.

         The major classes of assets and liabilities associated with the behavioral healthcare properties held for sale are as follows:

                                                              AS OF
                                             -----------------------------------------
                                              MARCH 31, 2002      DECEMBER 31, 2001(1)
                                             ----------------     --------------------

Land                                         $         12,785      $         12,785
Buildings and improvements                             17,019                17,619
Furniture, Fixtures and Equipment                       2,526                 2,526
Accumulated Depreciation                               (4,993)               (4,993)
                                             ----------------      ----------------
Net Investment in Real Estate                $         27,337      $         27,937
                                             ================      ================

----------

(1) Excludes $7,221 of net investment in real estate related to the Cedar Springs Plaza Office Property, which was sold during the three months ended March 31, 2002.

4. EARNINGS PER SHARE:

         SFAS No. 128 "Earnings Per Share" ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                           ------------------------------------------------------------------------
                                                                          2002                                 2001
                                                           ----------------------------------    ----------------------------------
                                                                        Wtd. Avg.   Per Share                Wtd. Avg.    Per Share
                                                            Income       Shares      Amount       Income      Shares       Amount
                                                           ---------    ---------   ---------    ---------   ---------    ---------
BASIC EPS -
Income before discontinued operations and
   cumulative effect of a change in accounting principle   $  21,210      104,938                $  31,065     107,377
6 3/4% Series A Preferred Share distributions                 (3,375)          --                   (3,375)         --
                                                           ---------    ---------   ---------    ---------   ---------    ---------

Income available to common
   shareholders before discontinued operations and
   cumulative effect of a change in accounting principle   $  17,835      104,938   $    0.17    $  27,690     107,377    $    0.26
Discontinued operations                                        3,216           --        0.03          183          --           --
Cumulative effect of a change in
   accounting principle                                       (9,172)          --       (0.09)          --          --           --
                                                           ---------    ---------   ---------    ---------   ---------    ---------

Net income available to common
   shareholders                                            $  11,879      104,938   $    0.11    $  27,873     107,377    $    0.26
                                                           =========    =========   =========    =========   =========    =========

DILUTED EPS -
Income available to common
   shareholders before discontinued operations and
   cumulative effect of a change in accounting principle   $  17,835      104,938                $  27,690     107,377

Effect of dilutive securities:
   Share and unit options                                         --          510                       --       1,616
                                                           ---------    ---------   ---------    ---------   ---------    ---------

Income available to common
   shareholders before discontinued operations and
   cumulative effect of a change in accounting principle   $  17,835      105,448   $    0.17    $  27,690     108,993    $    0.26
Discontinued operations                                        3,216           --        0.03          183          --           --
Cumulative effect of a change in
   accounting principle                                       (9,172)          --       (0.09)          --          --           --
                                                           ---------    ---------   ---------    ---------   ---------    ---------

Net income available to common
   shareholders                                            $  11,879      105,448   $    0.11    $  27,873     108,993    $    0.26
                                                           =========    =========   =========    =========   =========    =========

         The effect of the conversion of the Series A Convertible Cumulative Preferred Shares is not included in the computation of Diluted EPS for the three months ended March 31, 2002 or 2001, since the effect of their conversion is antidilutive.

5. SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS:

                                                                                                  FOR THE THREE MONTHS
                                                                                                     ENDED MARCH 31,
                                                                                             ------------------------------
                                                                                                 2002              2001
                                                                                             ------------      ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid on debt ..............................................................     $     44,674      $     54,883
    Additional interest paid resulting from cash flow hedge agreements .................            5,745               877
                                                                                             ------------      ------------
    Total interest paid ................................................................     $     50,419      $     55,760
                                                                                             ============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
    Conversion of Operating Partnership units to common shares with resulting reduction in minority interest and increases in common shares and
       additional paid-in capital ......................................................     $          8      $         46
    Unrealized net (loss) gain on available-for-sale securities ........................             (631)              224
    Adjustment of cash flow hedges to fair value .......................................            7,193            (9,532)
    Impairment related to real estate assets ...........................................               --             2,150
    Impairment related to real estate assets held for sale .............................              600                --

    Supplemental Schedule of Transfer of assets and assumptions of liabilities pursuant to the February 14, 2002 agreement with COPI:
     Net investment in real estate .....................................................     $    570,175      $         --
     Restricted cash and cash equivalents ..............................................            3,968                --
     Accounts receivable, net ..........................................................           23,338                --
     Investments in real estate mortgages and equity of unconsolidated companies .......         (309,103)               --
     Notes receivable -- net ...........................................................          (29,816)               --
     Income tax asset, -- current and deferred, net ....................................           21,784                --
     Other assets, net .................................................................           63,263                --
     Notes payable .....................................................................         (129,157)               --
     Accounts payable accrued expenses and other liabilities ...........................         (201,159)               --
     Minority interest consolidated real estate partnerships ...........................          (51,519)               --
                                                                                             ------------      ------------
        Increase in cash resulting from the COPI agreement .............................     $    (38,226)     $         --
                                                                                             ============      ============

6. SEGMENT REPORTING:

         The Company currently has four major investment segments: the Office Segment; the Resort/Hotel Segment; the Residential Development Segment; and the Temperature-Controlled Logistics Segment. Management organizes these segments within the Company based on property type for making operating decisions and assessing performance. Investment segments for SFAS No. 131 are determined on the same basis.

         The Company uses funds from operations ("FFO") as the measure of segment profit or loss. FFO, as used in this document, means:

         o        Net Income (Loss) - determined in conformity with GAAP;

                  o excluding gains (or losses) from sales of depreciable operating property;

                  o        excluding extraordinary items (as defined by GAAP);

                  o plus depreciation and amortization of real estate assets; and

                  o after adjustments for unconsolidated partnerships and joint ventures.

         The National Association of Real Estate Investment Trusts ("NAREIT") developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance for an equity REIT and for its investment segments. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REITs because these REITs may apply the definition of FFO in a different manner than the Company.

         Selected financial information related to each segment for the three months ended March 31, 2002 and 2001 and identifiable assets for each of the segments at March 31, 2002 and December 31, 2001 are presented below.

SELECTED FINANCIAL INFORMATION:

                                                                                             TEMPERATURE-
                                                                      RESORT/   RESIDENTIAL   CONTROLLED
                                                           OFFICE      HOTEL    DEVELOPMENT   LOGISTICS     CORPORATE
FOR THE THREE MONTHS ENDED MARCH 31, 2002                  SEGMENT    SEGMENT     SEGMENT      SEGMENT     AND OTHER(1)     TOTAL
-----------------------------------------                 ---------  ---------  -----------  ------------  ------------   ---------

Revenue                                                   $ 143,471  $  38,524   $  48,065    $      --    $   2,226      $ 232,286
Equity in net income (loss) of unconsolidated companies       1,310         --      12,483         (310)      (4,061)         9,422
Segment funds from operations                                80,572     20,910      15,561        5,401      (58,317)(2)     64,127

Adjustments to reconcile Funds from Operations
   to Net Income:
   Depreciation and amortization of real estate assets                                                                      (32,139)
   Gain on property sales, net                                                                                                3,764
   Cumulative effect of a change in accounting principle                                                                     (9,172)
   Impairment related  to real estate assets
     and assets held for sale                                                                                                  (600)
   Adjustment for investments in real estate
    mortgages and equity of unconsolidated companies:
       Office Properties                                                                                                     (2,162)
       Residential Development Properties                                                                                      (903)
       Temperature-Controlled Logistics Properties                                                                           (5,711)
       Other                                                                                                                 (2,646)
    Unitholder minority interest                                                                                             (2,679)
    Preferred Share distributions                                                                                             3,375
                                                                                                                          ---------
Net Income                                                                                                                $  15,254
                                                                                                                          =========

                                                                                             TEMPERATURE-
                                                                      RESORT/   RESIDENTIAL   CONTROLLED
                                                           OFFICE      HOTEL    DEVELOPMENT   LOGISTICS     CORPORATE
FOR THE THREE MONTHS ENDED MARCH 31, 2001                  SEGMENT    SEGMENT     SEGMENT      SEGMENT     AND OTHER(1)     TOTAL
-----------------------------------------                 ---------  ---------  -----------  ------------  ------------   ---------

Revenue                                                   $ 153,384  $  15,949   $      --    $      --    $   9,003      $ 178,336
Equity in net income of unconsolidated companies              1,093         --      10,708        2,719        1,846         16,366
Segment funds from operations                                90,153     15,752      13,066        8,325      (55,035)(2)     72,261

Adjustments to reconcile Funds from Operations
   to Net Income:
   Depreciation and amortization of real estate assets                                                                      (29,495)
   Gain on property sales, net                                                                                                1,330
   Impairment and other adjustments related to the
    behavioral healthcare assets                                                                                             (2,150)
   Adjustment for investments in real estate
    mortgages and equity of unconsolidated companies:
       Office Properties                                                                                                     (2,040)
       Residential Development Properties                                                                                    (2,358)
       Temperature-Controlled Logistics Properties                                                                           (5,606)
    Unitholder minority interest                                                                                             (4,069)
    Preferred Share distributions                                                                                             3,375
                                                                                                                          ---------
Net Income                                                                                                                $  31,248
                                                                                                                          =========

IDENTIFIABLE ASSETS:

                                                                                             Temperature-
                                                                      Resort/   Residential   Controlled
                                                          Office       Hotel    Development   Logistics     Corporate
                                                          Segment     Segment     Segment      Segment     and Other(1)     Total
                                                         ---------   ---------  -----------  ------------  ------------   ---------

BALANCE AT MARCH 31, 2002                                $2,664,835  $ 506,655  $ 766,400    $ 297,910     $ 215,074      $4,450,874
                                                                                                                          ==========

BALANCE AT DECEMBER 31, 2001                             $2,727,939  $ 442,724  $ 371,535    $ 308,427     $ 291,524      $4,142,149
                                                                                                                          ==========

----------

(1) For purposes of this Note, the behavioral healthcare properties' financial information has been included in this column.

(2) Includes interest and other income, behavioral healthcare property income, preferred return paid to GMAC Commercial Mortgage Corporation ("GMACCM"), other unconsolidated companies, less depreciation and amortization of non-real estate assets and amortization of deferred financing costs.

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

7. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES

         Investments in which the Company does not have a controlling interest are accounted for under the equity method. The following is a summary of the Company's ownership in significant unconsolidated companies or equity investments:

                                                                                                            COMPANY'S OWNERSHIP
                      ENTITY                                        CLASSIFICATION                         AS OF MARCH 31, 2002
                      ------                                        --------------                         --------------------

Mira Vista Development Corp.                                    Residential Development                        94.0%(2)(3)
Houston Area Development Corp.                                  Residential Development                        94.0%(2)(4)
The Woodlands Land Development
    Company, L.P. (1)                                           Residential Development                        42.5%(2)(5)(6)
Desert Mountain Commercial, L.L.C. (1)                          Residential Development                        46.5%(2)(7)
East West Resorts Development II, L.P., L.L.L.P. (1)            Residential Development                        38.5%(2)(8)
Blue River Land Company, L.L.C. (1)                             Residential Development                        31.8%(2)(9)
Iron Horse Investments, L.L.C. (1)                              Residential Development                        27.1%(2)(10)
Manalapan Hotel Partners (1)                                    Residential Development                        24.0%(2)(11)
Temperature-Controlled Logistics Partnership               Temperature-Controlled Logistics                    40.0%(12)
Main Street Partners, L.P.                                     Office (Bank One Center)                        50.0%(13)
The Woodlands Commercial Properties Company, L.P.                       Office                                 42.5%(6)(14)
Crescent 5 Houston Center, L.P.                                Office (5 Houston Center)                       25.0%(15)
Austin PT BK One Tower Office Limited Partnership               Office (Bank One Tower)                        20.0%(16)
Houston PT Four Westlake Office Limited Partnership           Office (Four Westlake Park)                      20.0%(16)
DBL Holdings, Inc.                                                       Other                                 97.4%(17)
CR License, L.L.C.                                                       Other                                 30.0%(18)
Woodlands Operating Company, L.P.                                        Other                                 42.5%(5)(6)

----------

(1) On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's interests in substantially all of the voting stock in three of the Company's Residential Development Corporations (Desert Mountain Development Corporation ("DMDC"), The Woodlands Land Company, Inc. ("TWLC"), and Crescent Resort Development, Inc. ("CRDI")) and in CRL Investments, Inc. ("CRLI"). As a result, the Company fully consolidated the operations of these entities beginning on the date of the asset transfers. The Woodlands Land Development Company, L.P. is an unconsolidated equity investment of TWLC. Desert Mountain Commercial, L.L.C. is an unconsolidated equity investment of DMDC. East West Resorts Development II, L.P., L.L.L.P., Blue River Land Company, L.L.C., Iron Horse Investments, L.L.C., and Manalapan Hotel Partners, (collectively, the "CRD Subsidiaries") are unconsolidated equity investments of CRDI.

(2) See the Residential Development Properties Table included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Residential Development Properties.

(3) The remaining 6.0% interest in Mira Vista Development, Corp. ("MVDC"), which represents 100% of the voting stock, is owned 4.0% by DBL Holdings, Inc. ("DBL") and 2.0% by third parties.

(4) The remaining 6.0% interest in Houston Area Development Corp. ("HADC"), which represents 100% of the voting stock, is owned 4.0% by DBL and 2.0% by a third party.

(5) The remaining 57.5% interest in The Woodlands Land Development Company, L.P. and The Woodlands Operating Company, L.P. is owned by an affiliate of Morgan Stanley.

(6) Distributions are made to partners based on specified payout percentages. During the three months ended March 31, 2002, the payout percentage to the Company was 52.5%.

(7) The remaining 53.5% interest in Desert Mountain Commercial, L.L.C. is owned by parties unrelated to the Company.

(8) Of the remaining 61.5% interest in East West Resorts Development II, L.P., L.L.L.P., 0.8% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, through his 20% ownership of COPI Colorado, L.P. and 60.7% is owned by parties unrelated to the Company.

(9) Of the remaining 68.2% interest in Blue River Land Company, L.L.C., 0.7% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, through his 20% ownership of COPI Colorado, L.P. and 67.5% is owned by parties unrelated to the Company.

(10) Of the remaining 72.9% interest in Iron Horse Investments, L.L.C., 0.6% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, through his 20% ownership of COPI Colorado, L.P. and 72.3% is owned by parties unrelated to the Company.

(11) Of the remaining 76.0% interest in Manalapan Hotel Partners, 0.5% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, through his 20% ownership of COPI Colorado, L.P. and 75.5% is owned by parties unrelated to the Company.

(12) The remaining 60.0% interest in the Temperature-Controlled Logistics Partnership is owned by Vornado Realty Trust, L.P.

(13) The remaining 50.0% interest in Main Street Partners, L.P. is owned by TrizecHahn Corporation.

(14) The remaining 57.5% interest in The Woodlands Commercial Properties Company, L.P. is owned by an affiliate of Morgan Stanley. Distributions are made to partners based on specified payout percentages.

(15) The remaining 75.0% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Investment Management, Inc. The Company recorded $279 in development, management and leasing fees, related to this investment during the three months ended March 31, 2002. The 5 Houston Center Office Property is currently under construction.

(16) The remaining 80.0% interest in Austin PT BK One Tower Office Limited Partnership and Houston PT Four Westlake Office Limited Partnership is owned by an affiliate of General Electric Pension Fund. The Company recorded $122 in management and leasing fees for these Office Properties during the three months ended March 31, 2002.

(17) John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, obtained the remaining 2.6% economic interest in DBL (including 100% of the voting interest in DBL) in exchange for his voting interests in MVDC and HADC, originally valued at approximately $380, and approximately $63 in cash, or total consideration valued at approximately $443. At March 31, 2002, Mr. Goff's interest in DBL was approximately $506.

(18) The remaining 70.0% interest in CR License, LLC is owned by a group of individuals unrelated to the Company.

UNCONSOLIDATED PROPERTY DISPOSITIONS

         During the three months ended March 31, 2002, the Woodlands Commercial Properties Company, L.P., ("Woodlands CPC") sold two office properties located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $8,900, of which the Company's portion was approximately $4,700. The sale generated a net gain of approximately $11,500, of which the Company's portion was approximately $6,000. The proceeds received by the Company were used primarily for working capital purposes.

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         As of March 31, 2002, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 89 Temperature-Controlled Logistics Properties, with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

         The Temperature-Controlled Logistics Corporation leases the Temperature-Controlled Logistics Properties to a partnership ("AmeriCold Logistics") owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COPI. The Company has no interest in AmeriCold Logistics.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146,000, the adjustment of the rental obligation for 2002 to $150,000 (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5,000 to $9,500 (effective January 1, 2000) and the extension of the date on which deferred rent was required to be paid to December 31, 2003.

         AmeriCold Logistics' same-store earnings before interest, taxes, depreciation and amortization, and rent ("EBITDAR") for the three months ended March 31, 2002 remained relatively flat compared with the same period of 2001. Declines throughout 2001 were the result of consolidation among retail and food service channels that began in 2000 and has continued to significantly limit the ability of manufacturers to pass along cost increases by raising prices. AmeriCold Logistics continues to see low occupancy levels as compared to prior years; however, additional throughput and effective cost controls have helped stabilize earnings in the first quarter of 2002.

         AmeriCold Logistics deferred $3,000 of the total $35,000 of rent for the three months ended March 31, 2002. The Company's share of the deferred rent was $1,200 and the Company recorded a 100% valuation allowance for the deferred rent. In December 2001, the Temperature Controlled Logistics Corporation waived its right to collect $39,800 of the total $49,900 of deferred rent, of which the Company's share was $15,900. The Temperature-Controlled Logistics Corporation and the Company had recorded adequate valuation allowances related to the waived deferred rental revenue during the years ended December 31, 2000 and 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Company related to the Temperature-Controlled Logistics Corporation's decision to waive collection of deferred rent.

         The following table shows the total, and the Company's portion of, deferred rent and valuation allowance at December 31, 2001 and for the three months ended March 31, 2002.

                                             DEFERRED RENT                VALUATION ALLOWANCE
                                      ---------------------------     ---------------------------
                                                       COMPANY'S                       COMPANY'S
                                         TOTAL          PORTION          TOTAL          PORTION
                                      -----------     -----------     -----------     -----------
Balance at December 31, 2001          $    10,100     $     3,900     $        --     $        --
For the three months ended
   March 31, 2002                           3,000           1,200           3,000           1,200
                                      -----------     -----------     -----------     -----------
Total                                 $    13,100     $     5,100     $     3,000     $     1,200
                                      ===========     ===========     ===========     ===========

SUMMARY FINANCIAL INFORMATION

         The Company reports its share of income and losses based on its ownership interest in its respective equity investments, adjusted for any preference payments. As a result of the Company's transaction with COPI on February 14, 2002, certain entities that were reported as unconsolidated entities as of December 31, 2001 and for the three months ended March 31, 2001 are consolidated in the March 31, 2002 financial statements. Additionally, certain unconsolidated subsidiaries of the newly consolidated entities are now shown separately as unconsolidated entities of the Company. The unconsolidated entities that are included under the headings on the following tables are summarized below.

         Balance Sheets as of March 31, 2002:

               o Other Residential Development Corporations - This includes Desert Mountain Commercial, L.L.C. ("DMC"), CRD Subsidiaries, MVDC and HADC. DMC and CRD Subsidiaries are unconsolidated investments of DMDC and CRDI, respectively;

               o The Woodlands Land Development Company, L.P. ("TWLDC") - This is an unconsolidated investment of TWLC;

               o    Temperature-Controlled Logistics ("TCL"); and

               o Office - This includes Main Street Partners, L.P., Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., and Woodlands CPC.

         Balance Sheets as of December 31, 2001:

               o Crescent Resort Development, Inc.- This entity was consolidated beginning February 14, 2002 as a result of the COPI transaction. Its unconsolidated investments, CRD Subsidiaries, are included under "Other Residential Development Corporations" in the following Balance Sheets as of March 31, 2002;

               o The Woodlands Land Company, Inc. - This entity was consolidated beginning February 14, 2002 as a result of the COPI transaction. Its unconsolidated subsidiary is included under "The Woodlands Land Development Company, L.P." in the following Balance Sheets as of March 31, 2002;

               o Other Residential Development Corporations - This includes DMDC, MVDC and HADC. DMDC was consolidated beginning February 14, 2002 as a result of the COPI transaction;

               o    Temperature-Controlled Logistics; and

               o Office - This includes Main Street Partners, L.P., Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P. and Woodlands CPC.

         Summary Statement of Operations for the three months ended March 31, 2002:

               o Other Residential Development Corporations - This includes the operating results of DMDC and CRDI for the period January 1 through February 14, 2002; the operating results of CRD Subsidiaries and DMC for the period February 15 through March 31, 2002; and the operating results of MVDC, HADC for the three months ended March 31, 2002. CRD Subsidiaries are unconsolidated subsidiaries of CRDI;

               o The Woodlands Land Development Company, L.P. - This includes TWLDC's operating results for the period February 15 through March 31, 2002 and TWLC for the period January 1 through February 14, 2002. TWLDC is an unconsolidated subsidiary of TWLC;

               o Temperature-Controlled Logistics - This includes the operating results for TCL for the three months ended March 31, 2002; and

               o Office - This includes the operating results for Main Street Partners, L.P., Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P. and Woodlands CPC for the three months ended March 31, 2002.

         Summary Statement of Operations for the three months ended March 31, 2001:

               o Crescent Resort Development, Inc.- This includes the operating results of CRDI for the three months ended March 31, 2001;

               o Other Residential Development Corporations - This includes the operating results of DMDC, MVDC and HADC for the three months ended March 31, 2001;

               o The Woodlands Land Company, LP - This includes the operating results of TWLC and TWLDC for the three months ended March 31, 2001;

               o Temperature-Controlled Logistics - This includes the operating results for TCL for the three months ended March 31, 2001; and

               o Office - This includes the operating results for Main Street Partners and Woodlands CPC, for the three months ended
                    March 31, 2001.

BALANCE SHEETS:

                                                                                AS OF MARCH 31, 2002
                                                  --------------------------------------------------------------------------------
                                                                       THE
                                                     OTHER          WOODLANDS
                                                  RESIDENTIAL          LAND         TEMPERATURE-
                                                  DEVELOPMENT       DEVELOPMENT      CONTROLLED
                                                  CORPORATIONS     COMPANY, L.P.     LOGISTICS          OFFICE           OTHER
                                                  ------------     -------------    ------------     ------------     ------------

Real estate, net                                  $    111,976     $    372,289     $  1,255,764     $    547,429
Cash                                                     8,807            2,617           41,734           12,779
Other assets                                             9,500           36,482           59,217           32,635
                                                  ------------     ------------     ------------     ------------
     Total assets                                 $    130,283     $    411,388     $  1,356,715     $    592,843
                                                  ============     ============     ============     ============

Notes payable                                     $     70,264     $    250,763     $    555,617     $    319,408
Notes payable to the Company                               251           10,638            4,833               --
Other liabilities                                       41,701           53,309           52,361           18,532
Equity                                                  18,067           96,678          743,904          254,903
                                                  ------------     ------------     ------------     ------------
      Total liabilities and equity                $    130,283     $    411,388     $  1,356,715     $    592,843
                                                  ============     ============     ============     ============

Company's share of unconsolidated debt (1)        $     17,204     $    106,574     $    222,247     $    121,380
                                                  ============     ============     ============     ============

Company's investments in real estate
  mortgages and equity of uncon-
  solidated companies                             $     47,431     $     41,469     $    297,910     $    100,395     $     39,713
                                                  ============     ============     ============     ============     ============

                                                                            AS OF DECEMBER 31, 2001
                                             -------------------------------------------------------------------------------------
                                               CRESCENT         OTHER          THE
                                                RESORT       RESIDENTIAL     WOODLANDS     TEMPERATURE-
                                             DEVELOPMENT,    DEVELOPMENT       LAND         CONTROLLED
                                                 INC.        CORPORATIONS  COMPANY, INC.    LOGISTICS      OFFICE         OTHER
                                             ------------    ------------  -------------   ------------   ----------    ----------

Real estate, net                             $    393,784    $    173,991   $    365,636   $  1,272,784   $  553,147
Cash                                               17,570           7,973          2,688         23,412       28,224
Other assets                                       31,749          94,392         32,244         82,967       31,654
                                             ------------    ------------   ------------   ------------   ----------
     Total assets                            $    443,103    $    276,356   $    400,568   $  1,379,163   $  613,025
                                             ============    ============   ============   ============   ==========

Notes payable                                $         --    $         --   $    225,263   $    558,949   $  324,718
Notes payable to the Company                      180,827          60,000             --          4,833           --
Other liabilities                                 232,767         168,671         74,271         46,395       29,394
Equity                                             29,509          47,685        101,034        768,986      258,913
                                             ------------    ------------   ------------   ------------   ----------
      Total liabilities and equity           $    443,103    $    276,356   $    400,568   $  1,379,163   $  613,025
                                             ============    ============   ============   ============   ==========

Company's share of unconsolidated debt (1)   $         --    $         --   $     90,949   $    223,580   $  126,580
                                             ============    ============   ============   ============   ==========

Company's investments in real estate
  mortgages and equity of uncon-
  solidated companies                        $    222,082    $    120,407   $     29,046   $    308,427   $  121,423    $   36,932
                                             ============    ============   ============   ============   ==========    ==========

----------

(1) As of March 31, 2002, the Company guaranteed or provided letters of credit related to approximately $30,010 of unconsolidated debt and had obligations to potentially provide an additional $59,990 in guarantees, primarily related to construction loans. At December 31, 2001, the Company guaranteed or provided letters of credit related to approximately $17,208 of unconsolidated debt.

SUMMARY STATEMENTS OF OPERATIONS:

                                                                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                               --------------------------------------------------------------------------------
                                                                    THE
                                                  OTHER          WOODLANDS
                                               RESIDENTIAL          LAND         TEMPERATURE-
                                               DEVELOPMENT       DEVELOPMENT      CONTROLLED
                                               CORPORATIONS     COMPANY, L.P.     LOGISTICS           OFFICE           OTHER
                                               ------------     -------------    ------------      ------------     -----------

Total revenue                                  $     88,014     $     35,856     $     31,959      $     24,111
Expense:
   Operating expense                                 79,498           15,383            6,986(2)         10,638
   Interest expense                                   1,619              929           10,932             4,420
   Depreciation and amortization                      1,830              871           14,816             5,493
   Tax (benefit) expense                                (70)             406               --                --
                                               ------------     ------------     ------------      ------------
Total expense                                        82,877           17,589           32,734            20,551
                                               ------------     ------------     ------------      ------------

Net income                                     $      5,137     $     18,267     $       (775)(2)  $      3,560
                                               ============     ============     ============      ============

Company's equity in net income
  of unconsolidated companies                  $      2,783     $      9,700     $       (310)     $      1,310     $    (4,061)(3)
                                               ============     ============     ============      ============     ===========

                                                                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                           ----------------------------------------------------------------------------------------
                                             CRESCENT         OTHER           THE
                                              RESORT       RESIDENTIAL      WOODLANDS     TEMPERATURE-
                                           DEVELOPMENT,    DEVELOPMENT        LAND         CONTROLLED
                                               INC.        CORPORATIONS   COMPANY, INC.    LOGISTICS           OFFICE       OTHER
                                           ------------    ------------   -------------   ------------      ------------  ---------

Total revenue                              $     60,928    $     19,364    $     31,764   $     38,106      $     19,919
Expense:
   Operating expense                             49,798          16,867          19,984          4,998(1)          8,040
   Interest expense                               1,447             315           1,283         11,416             5,282
   Depreciation and amortization                  1,415           1,512           1,683         14,642             4,136
   Tax (benefit) expense                            791            (680)          3,526             --                --
                                           ------------    ------------    ------------   ------------      ------------
Total expense                                    53,451          18,014          26,476         31,056            17,458
                                           ------------    ------------    ------------   ------------      ------------

Net income                                 $      7,477    $      1,350    $      5,288   $      7,050      $      2,461
                                           ============    ============    ============   ============      ============

Company's equity in net income
  of unconsolidated companies              $      6,730    $      1,305    $      2,673   $      2,719      $      1,093  $   1,846
                                           ============    ============    ============   ============      ============  =========

----------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

(2) Excludes the goodwill write-off for TCL, which is recorded on the accompanying financial statements as a cumulative change in accounting principle.

(3) Includes impairment of an investment in real estate partnership of $1,200 and impairment of DBL-CBO of $2,600.

8. NOTES PAYABLE AND BORROWINGS UNDER FLEET FACILITY:

         The following is a summary of the Company's debt financing at March 31, 2002:

                                                                                               BALANCE
                                                                                            OUTSTANDING AT
                                                                                            MARCH 31, 2002
                                                                                            --------------
SECURED DEBT

Fleet Fund I and II Term Loan due May 2005, bears interest at LIBOR plus 325 basis points (at March 31, 2002, the interest rate was 5.17%), with a
four-year interest-only term, secured by equity interests in Funding I and II ..........     $  275,000

AEGON Partnership Note(1) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule,
secured by the Funding III, IV and V Properties ........................................        268,781

LaSalle Note I(2) bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2027,
secured by the Funding I Properties ....................................................        239,000

Deutsche Bank-CMBS Loan(3) due May 2004, bears interest at the 30-day LIBOR rate plus 234 basis points (at March 31, 2002, the interest rate was 5.84%), with a three-year interest-only term and two one-year extension options,
secured by the Funding X Properties and Spectrum Center ................................        220,000

JP Morgan Mortgage Note(4), bears interest at a fixed rate of 8.31% with principal amortization based on a 15-year amortization schedule through maturity in October 2016, secured by the Houston Center mixed-use Office
Property complex .......................................................................        198,448

LaSalle Note II(5) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028,
secured by the Funding II Properties ...................................................        161,000

CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City
Center Resort/Hotel Property ...........................................................         63,500

Metropolitan Life Note V(6) due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization
schedule, secured by the Datran Center Office Property .................................         38,558

Northwestern Life Note due January 2004, bears interest at 7.66% with an
interest-only term, secured by the 301 Congress Avenue Office Property .................         26,000

National Bank of Arizona Revolving Line of Credit(7) due November 2003,
secured by certain DMDC assets .........................................................         21,110

Woodmen of the World Note(8) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through April 2006), followed by principal amortization based on a 25-year amortization schedule, secured by
the Avallon IV Office Property .........................................................          8,500

Nomura Funding VI Note(9) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in
July 2020, secured by the Funding VI Property ..........................................          8,148

                                                                                               BALANCE
                                                                                            OUTSTANDING AT
                                                                                            MARCH 31, 2002
                                                                                            --------------
SECURED DEBT - CONTINUED

Mitchell Mortgage Note due August 2002, bears interest at 7.00% with an interest-only term, secured by four of The Woodlands Office
Properties .............................................................................            6,244

Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization schedule,
secured by a parcel of land ............................................................              641

Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from 4.40% to 10.00% at March 31, 2002, with maturities ranging between June 2002 and December 2004, secured by various CRDI
projects ...............................................................................           95,412

UNSECURED DEBT

Fleet Facility(10) due May 2004, bears interest at LIBOR plus 187.5 basis points
(at March 31, 2002, the interest rate was 3.76%), with a three-year
interest-only term and a one-year extension option .....................................          334,500

2007 Notes(11) bear interest at a fixed rate of 7.50% with a ten-year
interest-only term, due September 2007 .................................................          250,000

2002 Notes(11) bear interest at a fixed rate of 7.00% with a five-year
interest-only term, due September 2002 .................................................          150,000

Other obligations, with fixed interest rates ranging from 8.00% to 12.00% and variable interest rates ranging from the Fed Funds rate plus 150 basis points to
LIBOR plus 375 basis points and with maturities ranging between November 2002
and January 2004 .......................................................................           15,541
                                                                                             ------------

       Total Notes Payable .............................................................     $  2,380,383
                                                                                             ============

----------

(1) The outstanding principal balance of this note at maturity will be approximately $224,100.

(2) In August 2007, the interest rate will increase, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal until the note is paid in full and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,500.

(3) This includes both a Deutsche Bank-CMBS note and a Fleet-Mezzanine note. The notes are due May 2004 and bear interest at the 30-day LIBOR rate plus a spread of (i) 164.7 basis points for the CMBS note, (at March 31, 2002, the interest rate was 5.15%), and (ii) 600 basis points for the Mezzanine note, (at March 31, 2002, the interest rate was 9.50%). The blended rate at March 31, 2002 for the two notes was 5.84%. The notes have three-year interest only terms and two one-year extension options, and are secured by the Office Properties owned by Funding X and the interest in Spectrum Center. The Fleet-Mezzanine note is secured by the interest in Funding X and Crescent Spectrum Center, L.P. and the Company's interest in their general partner.

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

(7) This facility is a $50,000 line of credit secured by certain DMDC land and improvements ("vertical facility"), club facilities ("club loan"), and notes receivable ("warehouse facility"). The line restricts the vertical facility and club loan to a maximum outstanding amount of $40,000 and is subject to certain borrowing base limitations and bears interest at Prime (at March 31, 2002, the interest rate was 4.75%). The warehouse facility bears interest at Prime plus 100 basis points, (at March 31, 2002, the interest rate was 5.75%) and is limited to $10,000.

(8) The outstanding principal balance of this loan at maturity will be approximately $8,200.

(9) In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty at that date by making a final payment of $6,135.

(10) The $400,000 Fleet Facility is an unsecured revolving line of credit.

(11) The notes were issued in an offering registered with the SEC.

         Below are the aggregate principal payments required as of March 31, 2002 under indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.

                             SECURED         UNSECURED         TOTAL(1)
                           ------------     ------------     ------------

2002                       $    106,573     $    165,416     $    271,989
2003                            128,849               --          128,849
2004                            236,899          334,625          571,524
2005                            329,339               --          329,339
2006                            347,207               --          347,207
Thereafter                      481,475          250,000          731,475
                           ------------     ------------     ------------
                           $  1,630,342     $    750,041     $  2,380,383
                           ============     ============     ============

----------

(1) These amounts do not represent the effect of a one-year extension option on the Fleet Facility and two one-year extension options on the Deutsche Bank
     - CMBS Loan.

         The Company has $271,989 of secured and unsecured debt payments due during 2002, consisting primarily of the Cigna Note, the Mitchell Mortgage Note, unsecured short-term borrowings and the 2002 Notes, which are expected to be funded through replacement debt financing.

         Any uncured or unwaived events of default on the Company's loans can trigger an acceleration of payment on the loan in default. In addition, a default by the Company or any of its subsidiaries with respect to any indebtedness in excess of $5,000 generally will result in a default under the Fleet Facility and the Fleet I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of March 31, 2002, the Company was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Company's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the three months ended March 31, 2002, there were no circumstances that would require pre-payment penalties or increased collateral related to the Company's existing debt.

         In addition to the subsidiaries listed in "Note 1. Organization and Basis of Presentation," certain other subsidiaries of the Company were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. The following lists these entities, all of which are consolidated and are grouped based on the Properties to which they relate:
Funding I and Funding II Properties (CREM Holdings, LLC, Crescent Capital Funding, LLC, Crescent Funding Interest, LLC, CRE Management I Corp., CRE Management II Corp.); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VI Properties (CRE Management VI Corp.); Funding VIII Properties (CRE Management VIII, LLC); Funding IX Properties (CRE Management IX, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L. P., CRE Management X, LLC); Spectrum Center, (Spectrum Center Partners, L.P., Spectrum Mortgage Associates, L. P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management, LLC).

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

10. CASH FLOW HEDGES:

         The Company uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of March 31, 2002, the Company had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

         The following table shows information regarding the Company's cash flow hedge agreements as of March 31, 2002 and interest expense for the three months ended March 31, 2002:

                                                                                               ADDITIONAL
                                                                                             INTEREST EXPENSE
     ISSUE             NOTIONAL         MATURITY         REFERENCE           FAIR          FOR THE THREE MONTHS
     DATE               AMOUNT            DATE             RATE          MARKET VALUE      ENDED MARCH 31, 2002
     -----           ------------     ------------     ------------      ------------      --------------------

     7/21/99         $    200,000           9/2/03            6.183%     $     (8,236)     $      2,051
     5/15/01              200,000           2/3/03             7.11            (7,840)            2,627
     4/14/00              100,000          4/18/04             6.76            (5,658)            1,199

         The Company has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable-rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Company uses the cumulative dollar offset approach as described in DIG Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133. The Company uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Company will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in conformity with SFAS Nos. 133 and 138.

         Over the next twelve months, an estimated $16,300 to $18,500 will be reclassified from accumulated other comprehensive income to interest expense and charged against earnings related to the effective portions of the cash flow hedge agreements.

         Additionally, CRDI, a consolidated subsidiary of the Company, also uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt. As of March 31, 2002, CRDI had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS Nos. 133 and 138.

         The following table shows information regarding CRDI's cash flow hedge agreements as of March 31, 2002 and capitalized interest for the three months ended March 31, 2002. Capitalized interest is related to debt for projects that are currently under development.

                                                                                                ADDITIONAL
                                                                                           CAPITALIZED INTEREST
     ISSUE             NOTIONAL         MATURITY         REFERENCE           FAIR          FOR THE THREE MONTHS
     DATE               AMOUNT            DATE             RATE          MARKET VALUE      ENDED MARCH 31, 2002
     -----           ------------     ------------     ------------      ------------      --------------------

     1/2/2001        $     10,818       11/16/2002            8.455%     $       (388)     $         64
     9/4/2001               6,650         9/4/2003             7.12               (72)               24
     9/4/2001               4,800         9/4/2003             7.12               (52)               18

         CRDI uses the shortcut method described in SFAS No. 133, which eliminates the need to consider ineffectiveness of the hedges, and instead assumes that the hedges are highly effective.

11. INCOME TAXES:

         The Company intends to maintain its qualification as a REIT under
Section 856 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of REIT taxable income to its shareholders. Accordingly, the Company does not believe that it will be liable for current income taxes on its REIT taxable income at the Federal level or in most of the states in which it operates. Additionally, in conjunction with the Company's agreement with COPI, the Company consolidated certain taxable REIT subsidiaries (the "TRS"), which are subject to federal and state income tax. The Company's $4,300 total consolidated income tax benefit at March 31, 2002 includes tax expense related to the operations of the TRS of $2,400, offset by a tax benefit of $6,700. The $6,700 benefit results from the temporary difference between the financial reporting basis and the respective tax basis of the hotel leases acquired as part of the Company's agreement with COPI. This temporary difference will be reversed over an estimated five-year period, which is the remaining lease term of the hotel leases. The anticipated reversal of the tax benefit for the full year 2002 will total approximately $1,500. Cash paid for income taxes in the first quarter of 2002 totaled approximately $2,000.

         The Company's total net tax asset of approximately $27,800 includes $20,900 of net deferred tax assets and a $6,900 net current tax receivable at March 31, 2002. The tax effects of each type of temporary difference that give rise to a significant portion of the $20,900 deferred tax asset are as follows:

         Deferred recognition of DMDC club membership revenue             $ 26,800
         Recognition of development land cost of sales at DMDC
            and TWLC                                                       (10,500)
         Recognition of hotel lease cost                                     6,700
         Other                                                              (2,100)
                                                                          --------
         Total deferred tax asset                                         $ 20,900
                                                                          ========

         The Company recognizes deferred tax assets only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. As of March 31, 2002, no valuation allowances have been recorded.

         The $6,900 net current tax receivable results primarily from anticipated tax refunds related to recognition of a net operating loss carryback and 2001 overpayments of $11,700 for DMDC, offset by $4,800 current taxes payable.

12. MINORITY INTEREST:

         Minority interest represents (i) the limited partner interests owned by limited partners in the Operating Partnership ("units"), and (ii) joint venture and preferred equity interests held by third parties in other consolidated subsidiaries. Each unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent Equities' percentage interest in the Operating Partnership increases. During the three months ended March 31, 2002, there were 2,684 units exchanged for 5,368 common shares of Crescent Equities.

13. SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY:

         During the year ended December 31, 2000, the Company formed Funding IX and contributed seven Office Properties and two Resort/Hotel Properties to Funding IX. As of March 31, 2002, Funding IX held seven Office Properties and one Resort/Hotel Property. The Company owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of March 31, 2002, GMACCM held $218.4 million of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units receive a preferred variable-rate dividend previously calculated at LIBOR plus 450 basis points. Beginning March 16, 2002, the preferred variable-rate dividend increased to LIBOR plus 550 basis points, which resulted in a dividend rate of approximately 7.38% per annum as of March 31, 2002. The Class A Units are redeemable at the option of the Company at the original purchase price.

         Funding IX loaned the net proceeds of the sale of Class A Units in Funding IX and a portion of the net proceeds from the sale of one of the Resort/Hotel Properties held by Funding IX, through an intracompany loan to Crescent SH IX, Inc. ("SH IX"), for the purchase of common shares of the Company. See "Note 14. Shareholders' Equity - Share Repurchase Program". This intracompany loan is eliminated in consolidation. The loan from Funding IX to SH IX matures March 15, 2003 and the Company intends to repay the loan of approximately $285,000 at or prior to that time. The proceeds received by Funding IX will be used to redeem Class A Units.

14. SHAREHOLDERS' EQUITY:

SHARE REPURCHASE PROGRAM

         On October 15, 2001, the Company's Board of Trust Managers authorized an increase in the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program") from $500,000 to $800,000.

         The Company commenced its Share Repurchase Program in March 2000. As of March 31, 2002, the Company had repurchased 18,756,423 common shares, 20,286 of which have been retired, at an average price of $19.09 per common share for an aggregate of approximately $358,100. As of March 31, 2002, the Company held 14,468,623 of the repurchased common shares in SH IX, a wholly-owned subsidiary. The 14,468,623 common shares were repurchased with the net proceeds of the sale of Class A Units in Funding IX and with a portion of the net proceeds from the sale of one of the Properties held by Funding IX. See "Note 13. Sale of Preferred Equity Interests in Subsidiary." These common shares are consolidated as treasury shares in conformity with GAAP. However, these shares are held in SH IX until all of the Class A Units are redeemed. Distributions will continue to be paid on these repurchased common shares and will be used to pay dividends on the Class A Units.

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

DISTRIBUTIONS

         The following table summarizes the distributions paid or declared to common shareholders, unitholders and preferred shareholders during the three months ended March 31, 2002.

                                                                                                              ANNUAL
                                          DIVIDEND/         TOTAL              RECORD         PAYMENT        DIVIDEND/
             SECURITY                   DISTRIBUTION       AMOUNT               DATE           DATE        DISTRIBUTION
             --------                   ------------     -----------        -----------     -----------    ------------

Common Shares/Units(1)                   $     0.375     $    49,706(2)         1/31/02         2/15/02     $      1.50
Common Shares/Units(1)                         0.375          49,825(2)         4/30/02         5/15/02            1.50
X6 3/4% Series A Preferred Shares              0.422           3,375            1/31/02         2/15/02          1.6875
X6 3/4% Series A Preferred Shares              0.422           4,556          4/30/2002         5/15/02          1.6875

----------

(1) Represents one-half the amount of the distribution per unit because each unit is exchangeable for two common shares.

(2) As of March 31, 2002, the Company was holding 14,468,623 of its common shares in SH IX. These distribution amounts include $5,426 for the distribution paid on February 15, 2002, and for the distribution to be paid on May 15, 2002, related to these common shares. These distributions are eliminated in consolidation.

15. RELATED PARTY TRANSACTIONS:

DBL HOLDINGS, INC.

         As of March 31, 2002, the Company owned 97.44% of DBL with the remaining 2.56% economic interest in DBL (including 100% of the voting interest in DBL) held by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company. Originally, Mr. Goff contributed his voting interests in MVDC and HADC, originally valued at approximately $380, and approximately $63 in cash, or total consideration valued at approximately $443 for his interest in DBL.

         DBL has two wholly owned subsidiaries, DBL-ABC, Inc. and DBL-CBO, Inc., the assets of which are described in the following paragraphs, and DBL directly holds 66% of the voting stock in MVDC and HADC. At March 31, 2002, Mr. Goff's interest in DBL was approximately $506.

         Since June 1999, the Company has contributed approximately $23,800 to DBL, in the form of cash and loans. These funds were used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. The ownership structure of the entity that ultimately controls GMSP consists of 50% ownership by Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company and 50% by John Goff. Mr. Rainwater is also a limited partner of GMSP. At March 31, 2002, DBL had an approximately $14,100 investment in G2 and had repaid in full the loans from the Company.

         In March 1999, DBL-CBO, Inc. acquired $6,000 aggregate principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Island limited liability company. During the three months ended March 31, 2002, the Company recognized an impairment charge related to this investment of $2,600. At March 31, 2002 this investment was valued at approximately $2,700.

COPI COLORADO, L. P.

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to the Company, in lieu of foreclosure, COPI's 60% general partner interest in COPI Colorado which owns 10% of the voting stock in CRDI. As a result, the Company increased its ownership interest in CRDI from 90% to 96%, John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, owns a 2.0% interest in CRDI and the remaining 2.0% interest is owned by a third party.

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of March 31, 2002, the Company had approximately $36,492 of loans outstanding (including approximately $4,022 loaned during the three months ended March 31, 2002) to certain employees and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and unit incentive plans pursuant to agreements approved by the Board of Directors and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. According to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, had a loan representing $26,300 of the $36,492 total outstanding loans at March 31, 2002.

         Every month, federal short-term, mid-term and long-term rates (Applicable Federal Rates) are determined and published by the IRS based upon average market yields of specified maturities. The loans granted during the three months ended March 31, 2002 were granted at the Applicable Federal Rate of 2.7%, which reflects a below prevailing market interest rate; therefore, the Company recorded $104 of compensation expense for the quarter ended March 31, 2002. Approximately $605 of interest was outstanding related to these loans as of March 31, 2002.

16. DISPOSITIONS:

OFFICE SEGMENT

         During the three months ended March 31, 2002, the Company completed the sale of the Cedar Springs Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $11,900 and a net gain of approximately $4,500. The proceeds from the sale of Cedar Springs Plaza Office Property were used primarily for working capital purposes. The operations for this Property, as well as the gain recognized on the sale of this Property are included in "Discontinued Operations - Income and Gain on Assets Sold or Held for Sale".

         The major classes of assets and liabilities associated with the Cedar Springs Plaza Office Property are as follows:

                                                       AS OF
                                                 DECEMBER 31, 2001
                                                 -----------------

Land                                             $            700
Buildings and improvements                                  7,831
Accumulated depreciation                                   (1,310)
                                                 ----------------
Properties held for disposition, net                        7,221
Other assets                                                  263

17. COPI

         In April 1997, the Company established a new Delaware corporation, COPI. All of the outstanding common stock of COPI, valued at $0.99 per share, was distributed, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997, in a spin-off.

         COPI was formed to become a lessee and operator of various assets to be acquired by the Company and to perform the intercompany agreement between COPI and the Company, pursuant to which each agreed to provide the other with rights to participate in certain transactions. The Company was not permitted to operate or lease these assets under the tax laws in effect at that time and applicable to REITs. In connection with the formation and capitalization of COPI, and the subsequent operations and investments of COPI since 1997, the Company made loans to COPI under a line of credit and various term loans.

         On January 1, 2001, The REIT Modernization Act became effective. This legislation allows the Company, through its subsidiaries, to operate or lease certain of its investments that had been previously operated or leased by COPI.

         On February 14, 2002, the Company executed an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI, COPI's voting interests in three of the Company's Residential Development Corporations and other assets; and the Company agreed to assist and provide funding to COPI for the implementation of a prepackaged bankruptcy of COPI. In connection with the transfer, COPI's rent obligations to the Company were reduced by $23,600, and its debt obligations were reduced by $40,100. These amounts include $18,300 of value attributed to the lessee interests transferred by COPI to the Company; however, in conformity with GAAP, the Company assigned no value to these interests for financial reporting purposes.

         The Company holds the lessee interests in the eight Resort/Hotel Properties and the voting interests in the three Residential Development Corporations through three newly organized entities that are wholly owned taxable REIT subsidiaries of the Company. The Company has included these assets in its Resort/Hotel Segment and its Residential Development Segment, and fully consolidated the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations, beginning on the date of the transfers of these assets.

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

         In addition, the Company has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15,000 million obligation to Bank of America, together with any accrued interest. COPI obtained the loan primarily to participate in investments with the Company. At the time COPI obtained the loan, Bank of America required, as a condition to making the loan, that Richard E. Rainwater, the Chairman of the Board of Trust Managers of the Company, and John C. Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, enter into a support agreement with COPI and Bank of America, pursuant to which they agreed to make additional equity investments in COPI if COPI defaulted on payment obligations under its line of credit with Bank of America and the net proceeds of an offering of COPI securities were insufficient to allow COPI to pay Bank of America in full. The Company believes, based on advice of counsel, that the support agreement should be unenforceable in a COPI bankruptcy. Effective December 31, 2001, the parties executed an amendment to the line of credit providing that any defaults existing under the line of credit on or before March 8, 2002 are temporarily cured unless and until a new default shall occur.

       Completion and effectiveness of the plan of reorganization for COPI is contingent upon a number of conditions, including the vote of COPI's stockholders, the approval of the plan by certain of COPI's creditors and the approval of the bankruptcy court.

18. SUBSEQUENT EVENTS:

DEBT OFFERING

          On April 15, 2002, the Company completed a private offering of $375,000 in senior, unsecured notes due 2009. The notes bear interest at an annual rate of 9.25% and were issued at 100% of issue price. The notes are callable after April 15, 2006. Interest will be payable in cash on April 15 and October 15 of each year, beginning October 15, 2002. The Company has agreed to register a similar series of notes with the SEC and to effect an exchange offer of the registered notes for the privately placed notes and, in certain cases, to register the notes for resale by their holders. In the event that the exchange offer or resale registration is not completed on or before October 15, 2002, the interest rate on the notes will increase to 9.75% and increase to 10.25% after 90 days until the exchange offer or resale registration is completed.

         The net proceeds from the offering of notes were approximately $366,000. Approximately $309,500 of the proceeds were used to pay down amounts outstanding under the Fleet Facility, and the remaining proceeds were used to pay down $5,000 of short-term indebtedness and redeem approximately $52,000 of Class A Units from GMACCM. Borrowings under the revolving line of credit are expected to be used to repay or repurchase from time to time $150,000 of 7.0% unsecured notes due in September 2002, approximately $52,400 of which have been repurchased to date. In addition, borrowings under our line of credit are also expected to be used to repay a $63,500, 7.47% mortgage loan due in December 2002.

SERIES A PREFERRED OFFERING

         On April 26, 2002, the Company completed an institutional placement (the "April 2002 Series A Preferred Offering") of 2,800,000 shares of 6 3/4% Series A Convertible Cumulative Preferred Shares (the "Series A Preferred Shares") with a liquidation preference of $25.00 per share. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of .6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. Net proceeds to the Company from the April 2002 Series A Preferred Offering after underwriting discounts and other offering costs of approximately $1,300 were approximately $49,100. The net proceeds from the April 2002 Series A Preferred Offering were used to redeem Class A Units from GMACCM.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in "Item 1. Financial Statements" of this document and the more detailed information contained in the Company's Form 10-K for the year ended December 31, 2001. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in the notes to the financial statements in "Item 1. Financial Statements."

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

         The following factors might cause such a difference:

o Crescent's inability to obtain the confirmation of a prepackaged bankruptcy plan of COPI binding all creditors and stockholders;

o The inability of Crescent successfully to integrate the lessee interests in the resort/hotel properties and the voting interests in its residential development corporations and related entities with its current business and operations;

o The inability of Crescent to complete the distribution to its shareholders of the shares of a new entity to purchase the AmeriCold tenant interest from COPI;

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

o Further adverse conditions in the temperature-controlled logistics business (including both industry-specific conditions and a general downturn in the economy which may further jeopardize the ability of the Company's tenant to pay all current rent due to the Company);

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

         The following sections include information for each of the Company's investment segments for the three months ended March 31, 2002.

OFFICE SEGMENT

         The following table shows the same-store net operating income growth for the approximately 25.8 million square feet of Office Property space owned as of March 31, 2002. This table excludes the following:

o Approximately 1.5 million square feet of space at Bank One Center, in which the Company owns a 50% equity interest;

o Approximately 1.0 million square feet of space at Four Westlake Park and Bank One Tower, in each of which the Company has a 20% equity interest;

o Approximately 0.1 million square feet of space at Avallon IV, which was completed during the year ended December 31, 2001; and

o Approximately 0.1 million square feet of space at Cedar Springs Plaza, which was sold during the three months ended March 31, 2002.

                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                      ---------------------------------------------------
                                                                            PERCENTAGE/
                                                                           POINT INCREASE
                                          2002               2001            (DECREASE)
                                      ------------       ------------      --------------
(IN MILLIONS)
Same-store Revenues                   $      141.6       $      138.7                2.1%
Same-store Expenses                          (67.0)             (63.7)               5.2%
                                      ------------       ------------
Net Operating Income                  $       74.6       $       75.0               (0.5)%
                                      ============       ============
Weighted Average Occupancy                    90.0%              92.6%              (2.6)pts

         The following table shows renewed or re-leased leasing activity and the percentage increase of leasing rates for signed leasing rates compared to expiring leasing rates at the Company's Office Properties owned as of March 31, 2002.

                                            FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                       ---------------------------------------------------
                                       SIGNED                EXPIRING           PERCENTAGE
                                       LEASES                 LEASES             INCREASE
                                       ------                --------           ----------

Renewed or Re-leased (1)              585,000 sq. ft.           N/A                    N/A
Weighted average full-
     service rental rate (2)         $  21.55 per sq. ft.    $20.14 per sq. ft.        7.0%
FFO annual net effective
     rental rate (3)                 $  11.91 per sq. ft.    $10.53 per sq. ft.       13.1%

----------

(1)  All of which have commenced or will commence during the next 12 months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and expense recoveries.

(3) Calculated as weighted average full-service rental rate minus operating expenses.

RESORT/HOTEL SEGMENT

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI. As a result, the subsidiaries of the Company became the lessees of these Resort/Hotel Properties. The Company fully consolidated the operations of the eight Resort/Hotel Properties beginning on the date of the asset transfers.

         The following table shows weighted average occupancy, average daily rate and revenue per available room/guest night for the nine Resort/Hotel Properties for the three months ended March 31, 2002 and 2001.

                                                                        FOR THE THREE MONTHS
UPSCALE BUSINESS-CLASS HOTELS                                              ENDED MARCH 31,
                                                          ------------------------------------------------
                                                                                              PERCENTAGE/
                                                                                                 POINT
                                                              2002              2001            DECREASE
                                                          ------------      ------------      ------------

         Weighted average occupancy                                 65%               73%               (8)pts
         Average daily rate                               $        116      $        121                (4)%
         Revenue per available room/guest night           $         76      $         88               (14)%

                                                                        FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,
                                                          ------------------------------------------------
                                                                                              PERCENTAGE/
                                                                                                 POINT
LUXURY AND DESTINATION FITNESS                                                                  INCREASE
  RESORTS AND SPAS                                            2002              2001           (DECREASE)
                                                          ------------      ------------      ------------

         Weighted average occupancy                                 75%               79%           (4)pts
         Average daily rate                               $        515      $        507             2%
         Revenue per available room/guest night           $        378      $        396            (5)%

         As of March 31, 2002, the Company owned nine Resort/Hotel Properties. The following table shows Resort/Hotel Property same-store net operating income for the three months ended March 31, 2002 and 2001, for the nine Resort/Hotel Properties owned during both of these periods.

                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                          ------------------------------------------------
                                                                                               PERCENTAGE
                                                              2002              2001            DECREASE
                                                          ------------      ------------      ------------
         (DOLLARS IN THOUSANDS)
         Upscale Business-Class Hotels                    $      4,353      $      5,215               (17)%
         Luxury and Destination Fitness
           Resorts and Spas                                     10,770            11,956               (10)
                                                          ------------      ------------
         All Resort/Hotel Properties                      $     15,123      $     17,171               (12)%
                                                          ============      ============

RESIDENTIAL DEVELOPMENT SEGMENT

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's voting interests in three of the Residential Development Corporations (TWLC, DMDC and CRDI). The Company fully consolidated the operations of TWLC, DMDC and CRDI beginning on the date of the asset transfers.

         As of March 31, 2002, the Company owned or had economic interests in five Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, currently own interests in 22 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's voting interests in three of the Residential Development
Corporations: The Woodlands Land Company, Inc. ("TWLC"), Desert Mountain Development Corporation ("DMDC") and Crescent Resort Development, Inc. ("CRDI"). The Company fully consolidated the operations of the three Residential Development Corporations beginning on the date of the asset transfers. Management plans to reinvest returned capital from the Residential Development Segment primarily into the Office Segment where the Company expects to achieve favorable rates of return.

The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:

         The following table shows residential lot sales at an average price per lot and commercial land sales at an average price per acre.

                                          FOR THE THREE MONTHS
                                            ENDED MARCH 31,
                                    -------------------------------
                                      2002                  2001
                                    ---------             ---------

Residential lot sales                     227                   381
Average sales price per lot         $  52,000             $  69,000
Commercial land sales                      34 acres               3 acres
Average sales price per acre        $ 274,000             $ 470,000

o Average sales price per lot decreased by $17,000, or 24.6%, due to fewer higher priced lots sold from the Carlton Woods development in the three months ended March 31, 2002, compared to the same period in 2001.

o Carlton Woods is The Woodlands' new upscale residential development. It is a gated community consisting of 491 lots located around a Jack Nicklaus signature golf course. As of March 31, 2002, 215 lots had been sold at prices ranging from $0.1 million to $1.0 million per lot, or an average price of $342,000 per lot. Additional phases within Carlton Woods are expected to be marketed to the public during the next two years.

o Future buildout of The Woodlands is estimated at approximately 12,850 residential lots and approximately 1,625 acres of commercial land, of which approximately 1,447 residential lots and 1,000 acres are currently in inventory.


Desert Mountain Properties Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:

         The following table shows residential lot sales at an average price per lot.

                                  FOR THE THREE MONTHS
                                     ENDED MARCH 31,
                                 ----------------------
                                   2002          2001
                                 --------      --------

Residential lot sales                  23            19
Average sales price per lot(1)   $671,000      $612,000

----------

(1)  Including equity golf memberships.

o With the higher priced residential lots being completed during the latter phases of development at Desert Mountain, the average sales price per lot was $671,000 for the three months ended March 31, 2002, which is a $59,000, or 9.6% increase over the same period in 2001.

o Approved future buildout of Desert Mountain is estimated to be approximately 250 residential lots, of which approximately 138 are currently in inventory.

Crescent Resort Development, Inc., Beaver Creek, Colorado:

         The following table shows total active projects, residential lot and residential unit sales and average sales price per lot and unit.

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                       -----------------------------------
                                                           2002                   2001
                                                       ------------           ------------

Active projects                                                  15                     12
Residential lot sales                                             4                      2
Residential unit sales:
    Townhome sales                                                1                      4
    Condominium sales                                           158                      9
Timeshare equivalent unit sales                                   5                     --
Average sales price per residential lot                $     51,000           $    240,000
Average sales price per residential unit               $        0.5 million   $        1.4 million
Average sale price per timeshare unit                  $        1.2 million   $         -- million

o Average sales price per lot decreased by $189,000 or 78.8%, and average sales price per unit decreased $0.9 million, or 64.3%, due to lower priced product mix sold in the three months ended March 31, 2002, as compared to the same period in 2001.

o The increase in units sold is due to a lower priced product mix sold during the three months ended March 31, 2002, compared to the same period in 2001.

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of March 31, 2002, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 89 Temperature-Controlled Logistics Properties, with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

         The Temperature-Controlled Logistics Corporation leases the Temperature-Controlled Logistics Properties to a partnership ("AmeriCold Logistics") owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COPI. The Company has no interest in AmeriCold Logistics.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including the adjustment of the rental obligation for 2001 to $146.0 million, the adjustment of the rental obligation for 2002 to $150.0 million (plus contingent rent in certain circumstances), the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties from $5.0 million to $9.5 million (effective January 1, 2000) and the extension of the date on which deferred rent was required to be paid to December 31, 2003.

         AmeriCold Logistics' same-store earnings before interest, taxes, depreciation and amortization, and rent ("EBITDAR") for the three months ended March 31, 2002 remained relatively unchanged compared with the same period of 2001. Declines throughout 2001 were the result of consolidation among retail and food service channels that began in 2000 and has continued to significantly limit the ability of manufacturers to pass along cost increases by raising prices. AmeriCold Logistics continues to see low occupancy levels as compared to prior years; however, additional throughput and effective cost controls have helped stabilize earnings in the first quarter of 2002.

         AmeriCold Logistics deferred $3.0 million of the total $35.0 million of rent for the three months ended March 31, 2002. The Company's share of the deferred rent was $1.2 million and the Company recorded a 100% valuation allowance for the deferred rent. In December 2001, the Temperature Controlled Logistics Corporation waived its right to collect $39.8 million of the total $49.9 million of deferred rent, of which the Company's share was $15.9 million. The Temperature-Controlled Logistics Corporation and the Company had recorded adequate valuation allowances related to the waived deferred rental revenue during the years ended December 31, 2000 and

2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Company related to the Temperature-Controlled Logistics Corporation's decision to waive collection of deferred rent.

         The following table shows the total, and the Company's portion of, deferred rent and valuation allowance rent at December 31, 2001 and for the three months ended March 31, 2002.


                                            DEFERRED RENT              VALUATION ALLOWANCE
                                      -------------------------     -------------------------
(IN MILLIONS)                                        COMPANY'S                     COMPANY'S
                                        TOTAL         PORTION         TOTAL         PORTION
                                      ----------     ----------     ----------     ----------
Balance at December 31, 2001          $     10.1     $      3.9     $       --     $       --
For the three months ended
     March 31, 2002                          3.0            1.2            3.0            1.2
                                      ----------     ----------     ----------     ----------
                                      $     13.1     $      5.1     $      3.0     $      1.2
                                      ==========     ==========     ==========     ==========

         Management believes that EBITDAR is a useful financial performance measure for assessing the financial condition of AmeriCold Logistics prior to the payment of rent to the Company. Therefore, management believes EBITDAR is a reasonable indication of AmeriCold Logistics' ability to make rent payments to the Company. The following table shows EBITDAR, lease payment, cash flow from operations and net loss for AmeriCold Logistics for the three months ended March 31, 2002 and 2001.


                                      FOR THE THREE MONTHS ENDED
                                               MARCH 31,
                                      --------------------------
(in millions)                            2002            2001
                                      ----------      ----------
EBITDAR(1)                            $     33.6      $     33.2
Lease Payment (2)                           35.0            32.9
Net Loss                                    (6.1)           (3.4)

----------

(1) EBITDAR does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP.

(2) Represents the rental obligation (excluding the effect of straight-lining rents and deferred rent) of AmeriCold Logistics.

                              RESULTS OF OPERATIONS

         The following table shows the Company's financial data as a percentage of total revenues for the three months ended March 31, 2002 and 2001 and the variance in dollars between the three months ended March 31, 2002 and 2001. See "Note 6. Segment Reporting" included in "Item 1. Financial Statements" for financial information about investment segments.

                                                                                                            TOTAL VARIANCE IN
                                                                       FINANCIAL DATA AS A PERCENTAGE     DOLLARS (IN MILLIONS)
                                                                       OF TOTAL REVENUES FOR THE THREE      BETWEEN THE THREE
                                                                               ENDED MARCH 31,                 MONTHS ENDED
                                                                       -------------------------------           MARCH 31,
                                                                           2002               2001            2002 AND 2001
                                                                       ------------       ------------    ---------------------
REVENUE:
  Office Property                                                              61.8%              86.0%      $       (9.9)
  Resort/Hotel Property                                                        16.6                8.9               22.6
  Residential Development Property                                             20.7                 --               48.1
  Interest and other income                                                     0.9                5.1               (6.8)
                                                                       ------------       ------------       ------------
     TOTAL REVENUE                                                            100.0%             100.0%      $       54.0
                                                                       ------------       ------------       ------------

EXPENSE:
  Office Property operating expense                                            28.3%              37.3%      $       (0.7)
  Resort/Hotel Property expense                                                10.3                 --               24.0
  Residential Development Property expense                                     18.3                 --               42.2
  Corporate general and administrative                                          2.8                3.0                1.1
  Interest expense                                                             18.1               26.6               (5.1)
  Amortization of deferred financing costs                                      1.0                1.3               (0.1)
  Depreciation and amortization                                                14.5               17.0                3.4
  Impairment and other charges related to real estate assets                     --                1.2               (2.2)
                                                                       ------------       ------------       ------------
     TOTAL EXPENSE                                                             93.3%              86.4%      $       62.6
                                                                       ------------       ------------       ------------
OPERATING INCOME                                                                6.7%              13.6%      $       (8.6)
                                                                       ------------       ------------       ------------

OTHER INCOME AND EXPENSE:
  Equity in net income (loss) of unconsolidated companies:
     Office properties                                                          0.6%               0.6%      $        0.2
     Residential development properties                                         5.4                6.0                1.8
     Temperature-controlled logistics properties                               (0.2)               1.5               (3.0)
     Other                                                                     (1.8)               1.1               (5.9)
                                                                       ------------       ------------       ------------
     TOTAL EQUITY IN NET INCOME FROM
       UNCONSOLIDATED COMPANIES                                                 4.0%               9.2%      $       (6.9)

  Gain on property sales, net                                                    --                0.2               (0.3)
                                                                       ------------       ------------       ------------
     TOTAL OTHER INCOME AND EXPENSE                                             4.0%               9.4%      $       (7.2)
                                                                       ------------       ------------       ------------

INCOME BEFORE MINORITY INTERESTS, INCOME TAXES,
  DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE                                          10.7%              23.0%      $      (15.8)

  Minority interests                                                           (3.4)              (5.5)               1.7
  Income tax benefit                                                            1.8                 --                4.3
                                                                       ------------       ------------       ------------

INCOME BEFORE DISCONTINUED OPERATIONS AND
  CUMULATIVE EFFECT OF A CHANGE IN AN
  ACCOUNTING PRINCIPLE                                                          9.1%              17.5%      $       (9.8)
  Discontinued operations - income and gain on assets
    sold and held for sale                                                      1.4                 --                3.0
  Cumulative effect of a change in accounting principle                        (4.0)                --               (9.2)
                                                                       ------------       ------------       ------------

NET INCOME                                                                      6.5%              17.5%      $      (16.0)

  6 3/4% Series A Preferred Share distributions                                (1.4)              (1.9)                --
                                                                       ------------       ------------       ------------


NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                     5.1%              15.6%      $      (16.0)
                                                                       ============       ============       ============

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001


     Total revenues increased $54.0 million, or 30.3%, to $232.3 million for the quarter ended March 31, 2002, as compared to $178.3 million for the quarter ended March 31, 2001. The primary components of the increase are:

     o an increase in Resort/Hotel Property revenue of $22.6 million due to the consolidation, beginning February 14, 2002, of the operations of eight of the Resort/Hotel Properties, as a result of the COPI transaction (previously the Company recognized a lease payment);

     o the inclusion of Residential Development Property Revenue of $48.1 million due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction,(previously the Company recorded its share of earnings under the equity method); partially offset by

     o a decrease in Office Property revenue of $9.9 million primarily due to the disposition five Office Properties in 2001 and the contribution of two Office Properties to joint venture in 2001; and

     o   a decrease in interest and other income of $6.8 million.

     Total expense increased $62.6 million, or 40.5%, to $216.7 million for the three months ended March 31, 2002, as compared to $154.2 million for the three months ended March 31, 2001. The primary components of this increase are:

     o an increase in Resort/Hotel Property expense of $24.0 million due to the consolidation of eight of the Resort/Hotel Properties, beginning February 14, 2002, as a result of the COPI transaction; and

     o an increase in Residential Development Property expense of $42.2 million due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction; partially offset by

     o   a decrease in interest expense of $5.1 million.

     Other income and expense decreased $7.2 million, or 43.4%, to $9.4 million for the three months ended March 31, 2002, as compared to $16.6 million for the three months ended March 31, 2001, primarily as a result of:

     o a decrease in equity in net income of unconsolidated companies of $6.9 million; partially offset by

     o   a decrease in gain on property sales of $0.3 million.

     Net income decreased $15.9 million, or 51.0%, to $15.3 million for the three months ended March 31, 2002, as compared to $31.2 million for the three months ended March 31, 2001, primarily as a result of:

     o the changes in total revenue, total expense and other income and expense described above; and

     o a loss of $9.2 million resulting from a cumulative effect of a change in accounting principle for the three months ended March 31, 2002, resulting in a charge that is primarily attributable to an impairment (net of minority interests) of the goodwill of the Temperature-Controlled Logistics Corporation; partially offset by

     o an income tax benefit of $4.3 million of tax expense, which includes a current tax expense of $2.4 million, offset by a tax benefit of $6.7 million that resulted from the temporary difference between the financial reporting basis and the respective tax basis of the hotel leases acquired as part of the COPI transaction; and

     o an increase in income from discontinued operations from assets held for sale of $3 million, primarily due to the gain on a sale of one Office Property; partially offset by an impairment charge of $0.6 million related to a behavioral healthcare property.


OFFICE SEGMENT

                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,                      VARIANCE
                                                 -----------------------------     ------------------------------
(in millions)                                        2002             2001              $                 %
-------------                                    ------------     ------------     ------------      ------------
Office Property Revenue                          $      143.5     $      153.4     $       (9.9)            -6.5%
Office Property Operating Expense                        65.8             66.5             (0.7)            -1.1%
Equity in Earnings of Unconsolidated
   office properties                                      1.3              1.1              0.2              18.2%

         Office Property revenue decreased $9.9 million, or 6.5%, to $143.5 million for the three months ended March 31, 2002, as compared to $153.4 million for the three months ended March 31, 2001. The components of the decrease are as follows:

         o decreased revenue of $12.1 million due to the disposition of four Office Properties in 2001; and the contribution of two Office Properties to joint ventures in 2001;

         o        decreased other revenue of $1.2 million; partially offset by

         o increased revenue of $3.4 million primarily as a result of increased full-service weighted average rental rates due to renewals at the Greenway Plaza Office Property and the Houston Center Office Property.

         Office Property operating expense decreased $0.7 million, or 1.1%, to $65.8 million for the three months ended March 31, 2002, as compared to $66.5 million for the three months ended March 31, 2001. The primary components of the decrease are as follows:

         o decreased expenses of $4.0 million due to the disposition of four Office Properties in 2001; and the contribution of two Office Properties to joint ventures in 2001;

         o decreased office property utility expense of $2.9 million due to an energy contract effective for certain Texas Properties during the quarter ended March 31, 2002; partially offset by

         o increased expenses of $6.0 million from the consolidated Office Properties that the Company owned or had an interest in as of March 31, 2002, primarily as a result of increased operating expenses due to security, insurance and the timing of repairs and maintenance expenses of $5.2 million and other operating expenses, such security and insurance, of $2.5 million.

RESORT/HOTEL SEGMENT

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI. The financial statements reflect the consolidation of the operations for these eight Resort/Hotel Properties for the period February 14, 2002 through March 31, 2002. Revenues prior to February 14, 2002 represent lease payments to the Company.

                                           FOR THE THREE MONTHS
                                              ENDED MARCH 31,                      VARIANCE
                                      ------------------------------     ------------------------------
(in millions)                             2002              2001              $                 %
-------------                         ------------      ------------     ------------      ------------
Resort/Hotel Property Revenue         $       38.5      $       15.9
Resort/Hotel Property Expense                (23.9)               --
                                      ------------      ------------     ------------      ------------
Net Operating Income                  $       14.6      $       15.9     $       (1.3)            -8.2%
                                      ============      ============     ============      ============

         See "Resort/Hotel Segment" above for same-store net operating income variance.

         Resort/Hotel Property net operating income decreased $1.3 million, or 8.2%, to $14.6 million for the three months ended March 31, 2002, as compared to $15.9 million for the three months ended March 31, 2001. The primary components of the decrease are as follows:

         o decrease in occupancy from 79% to 75% at the luxury and destination fitness resorts and spas; and

         o decrease in occupancy from 73% to 65%, and average daily rates from $121 to $116 at the business-class hotels.

RESIDENTIAL DEVELOPMENT SEGMENT

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's voting interests in three of the Residential Development
Corporations: TWLC, DMDC and CRDI. The Company fully consolidated the operations of the three Residential Development Corporations beginning on the date of the asset transfers.

                                                           FOR THE THREE MONTHS
                                                               ENDED MARCH 31,                      VARIANCE
                                                       ------------------------------     -----------------------------
(in millions)                                              2002              2001              $                %
-------------                                          ------------      ------------     ------------     ------------

Residential Development Property Revenue               $       48.1      $         --
Residential Development Property Expense                      (42.2)               --

Depreciation/Amortization                                      (0.9)               --
Equity in net income of Unconsolidated
   Residential Development Properties                          12.5              10.7
Minority Interests                                             (1.3)               --
Income Tax Provision                                           (2.2)               --
                                                       ------------      ------------     ------------     ------------
Net Operating Income                                   $       14.0      $       10.7     $        3.3             30.8%
                                                       ============      ============     ============     ============

         Residential Development Property net operating income increased $3.3 million, or 30.8%, to $14.0 million for the three months ended March 31, 2002, as compared to $10.7 million for the three months ended March 31, 2001. The primary components of the increase in net operating income are:

         o $6.0 million gain due to the disposition of two properties at the Woodlands, and sales of commercial acreage at the Woodlands; partially offset by

         o lower lot sales of $0.9 million due to a lower number of lot sales at the Woodlands Land Development Company and HADC; and

         o        $1.4 million reduced capitalized interest at CRDI.

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,                        VARIANCE
                                                       ------------------------------     ------------------------------
(in millions)                                              2002              2001              $                 %
-------------                                          ------------      ------------     ------------      ------------
Equity in earnings (loss) of unconsolidated
Temperature-Controlled Logistics Properties            $       (0.3)     $        2.7     $       (3.0)          -111.1%

          Temperature-Controlled Logistics equity in earnings (loss) of unconsolidated properties decreased $3.0 million, or 111.1%, to a $0.3 million loss for the three months ended March 31, 2002, as compared to $2.7 million of earnings for the three months ended March 31, 2001. This decrease is primarily due to the Company's $1.2 million portion of the valuation allowance related to the deferred rent recorded in 2002, and $1.7 million portion of the deferred partnership costs recorded in 2002; no such deferred rent or deferred partnership costs were recorded during the same period in 2001.

INTEREST AND OTHER INCOME

         Interest and other income decreased $6.8 million, or 75.6%, to $2.2 million for the three months ended March 31, 2002, compared to $9.0 million for the three months ended March 31, 2001. The primary components of the decrease are as follows:

         o        decreased interest income from COPI of $2.1 million;

         o decreased repayments from Charter Behavioral Health Systems, LLC of $1.5 million;

         o decreased dividend income of $0.8 million due to the sale of marketable securities in 2001; and

         o decreased interest income of $1.3 million due to lower overnight interest rates and lower restricted cash balances;

INTEREST EXPENSE

         The decrease in interest expense of $5.1 million, or 10.8%, for the three months ended March 31, 2002, as compared to the same period in 2001, is primarily attributable to a decrease in the weighted average interest rate of 0.94% (from 8.39% to 7.45%), or $5.4 million of interest expense, due to the debt refinancing in May of 2001 and lower LIBOR rates, partially offset by an increase in the average debt balance.

INCOME TAX BENEFIT

         The Company's $4.3 million total consolidated income tax benefit at March 31, 2002 includes tax expense related to the operations of the TRS of $2.4 million, offset by a tax benefit of $6.7 million. The $6.7 million benefit results from the temporary difference between the financial reporting basis and the respective tax basis of the hotel leases acquired as part of the Company's agreement with COPI. This temporary difference will be reversed over an estimated five-year period, which is the remaining lease term of the hotel leases. The anticipated reversal of the tax benefit for the full year 2002 will total approximately $1.5 million. Cash paid for income taxes in the first quarter of 2002 totaled approximately $2.0 million.

DISCONTINUED OPERATIONS

         The income from discontinued operations from assets held for sale increased $3.0 million, or 1500%, to $3.2 million for the three months ended March 31, 2002, compared to $0.2 million for the three months ended March 31, 2001. This increase is primarily due to:

         o gain on disposals of $3.7 million (net of minority interest) primarily due to the sale of the Cedar Springs Plaza Office Property; partially offset by

         o impairment charge of $0.6 million related to a behavioral healthcare property. This amount represents the difference between the carrying value and the estimated sales price less costs of the sale for this property.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         In conjunction with the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company reported a cumulative effect of a change in accounting principle for the three months ended March 31, 2002, which resulted in a charge of $9.2 million. This charge is due to an impairment (net of minority interests) of the goodwill of the Temperature-Controlled Logistics Corporation.

                         LIQUIDITY AND CAPITAL RESOURCES

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            ------------------------------
                                                                2002              2001            $ CHANGE
                                                            ------------      ------------      ------------
(in millions)

Cash Provided by Operating Activities                       $       28.6      $       17.1      $       13.1
Cash Provided by (Used in) Investing Activities                     15.8             (23.2)             37.4
Cash (Used in) Provided by Financing Activities                    (13.8)              3.0             (16.8)
                                                            ------------      ------------      ------------
Increase (Decrease) in Cash and Cash Equivalents            $       30.6      $       (3.1)     $       33.7
Cash and Cash Equivalents, Beginning of Period                      36.3              39.0              (2.7)
                                                            ------------      ------------      ------------
Cash and Cash Equivalents, End of Period                    $       66.9      $       35.9      $       31.0
                                                            ============      ============      ============

OPERATING ACTIVITIES

         The Company's cash provided by operating activities of $28.6 million is attributable to:

         o        $29.3 million from Property operations; and

         o an $0.9 million increase representing distributions in excess of equity in earnings from unconsolidated entities.

         The Company's cash provided by operating activities is partially offset by:

         o a $1.6 million decrease representing equity in earnings in excess of distributions from unconsolidated entities.

INVESTING ACTIVITIES

         The Company's cash provided by investing activities of $14.2 million is attributable to:

         o $38.2 million in cash resulting from the Company's February 14, 2002 transaction with COPI;

         o $11.9 million of net sales proceeds primarily attributable to the disposition of the Cedar Springs Office Property; and

         o $7.5 million from return of investment in unconsolidated Residential Development Properties and Office Properties.

         The Company's cash provided by investing activities is partially offset by:

         o $15.8 million of additional investment in unconsolidated companies, consisting of investments in (i) the upscale Residential Development Properties of $14.2 million, primarily as a result of CRDI's investment in the Tahoe Mountain Resorts, and (ii) Temperature-Controlled Logistics Properties of $1.6 million;

         o $10.3 million for capital expenditures for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

         o        $8.4 million for acquisition of certain rental properties; and

         o $8.3 million for recurring and non-recurring tenant improvement and leasing costs for certain rental properties.

FINANCING ACTIVITIES

         The Company's use of cash for financing activities of $13.8 million is primarily attributable to:

         o distributions to common shareholders and unitholders of $44.3 million;

         o        decrease in notes payable of $12.1 million)

         o net capital distributions to joint venture partners of $3.6 million, primarily due to distributions to joint venture preferred equity partners; and

         o        distributions to preferred shareholders of $3.4 million.

         The use of cash for financing activities is partially offset by:

         o        net borrowings under the Fleet Facility of $51.5 million.

COPI

         In April 1997, the Company established a new Delaware corporation, COPI. All of the outstanding common stock of COPI, valued at $0.99 per share, was distributed, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997, in a spin-off.

         COPI was formed to become a lessee and operator of various assets to be acquired by the Company and to perform the intercompany agreement between COPI and the Company, pursuant to which each agreed to provide the other with rights to participate in certain transactions. The Company was not permitted to operate or lease these assets under the tax laws in effect at that time and applicable to REITs. In connection with the formation and capitalization of COPI, and the subsequent operations and investments of COPI since 1997, the Company made loans to COPI under a line of credit and various term loans.

         On January 1, 2001, The REIT Modernization Act became effective. This legislation allows the Company, through its subsidiaries, to operate or lease certain of its investments that had been previously operated or leased by COPI.

         On February 14, 2002, the Company executed an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI, COPI's voting interests in three of the Company's Residential Development Corporations and other assets; and the Company agreed to assist and provide funding to COPI for the implementation of a prepackaged bankruptcy of COPI. In connection with the transfer, COPI's rent obligations to the Company were reduced by $23.6 million, and its debt obligations were reduced by $40.1 million. These amounts include $18.3 million of value attributed to the lessee interests transferred by COPI to the Company, however, in accordance with GAAP, the Company assigned no value to these interests for financial reporting purposes.

         The Company holds the lessee interests in the eight Resort/Hotel Properties and the voting interests in the three Residential Development Corporations through three newly organized entities that are wholly owned taxable REIT subsidiaries of the Company. The Company has included these assets in its Resort/Hotel Segment and its Residential Development Segment, and fully consolidated the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations, beginning on the date of the transfers of these assets.

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

         In addition, the Company has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15.0 million obligation to Bank of America, together with any accrued interest. COPI obtained the loan primarily to participate in investments with the Company. At the time COPI obtained the loan, Bank of America required, as a condition to making the loan, that Richard E. Rainwater, the Chairman of the Board of Trust Managers of the Company, and John C. Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, enter into a support agreement with COPI and Bank of America, pursuant to which they agreed to make additional equity investments in COPI if COPI defaulted on payment obligations under its line of credit with Bank of America and the net proceeds of an offering of COPI securities were insufficient to allow COPI to pay Bank of America in full. The Company believes, based on advice of counsel, that the support agreement should be unenforceable in a COPI bankruptcy. Effective December 31, 2001, the parties executed an amendment to the line of credit providing that any defaults existing under the line of credit on or before March 8, 2002 are temporarily cured unless and until a new default shall occur.

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

INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES

         Investments in which the Company does not have a controlling interest are accounted for under the equity method. The following is a summary of the Company's ownership in significant unconsolidated companies or equity investments:

                                                                                                     COMPANY'S OWNERSHIP
                        ENTITY                                     CLASSIFICATION                    AS OF MARCH 31, 2002
                        ------                                     --------------                    --------------------

Mira Vista Development Corp.                              Residential Development Corporation          94.0%(2)(3)
Houston Area Development Corp.                            Residential Development Corporation          94.0%(2)(4)
The Woodlands Land Development
    Company, L.P. (1)                                     Residential Development Corporation          42.5%(2)(5)(6)
Desert Mountain Commercial, L.L.C. (1)                    Residential Development Corporation          46.5%(2)(7)
East West Resorts Development II, L.P., L.L.L.P. (1)      Residential Development Corporation          38.5%(2)(8)
Blue River Land Company, L.L.C. (1)                       Residential Development Corporation          31.8%(2)(9)
Iron Horse Investments, L.L.C. (1)                        Residential Development Corporation          27.1%(2)(10)
Manalapan Hotel Partners (1)                              Residential Development Corporation          24.0%(2)(11)
Temperature-Controlled Logistics Partnership              Temperature-Controlled Logistics             40.0%(12)
Main Street Partners, L.P.                                    Office (Bank One Center)                 50.0%(13)
The Woodlands Commercial Properties Company, L.P.                      Office                          42.5%(6)(14)
Crescent 5 Houston Center, L.P.                               Office (5 Houston Center)                25.0%(15)
Austin PT BK One Tower Office Limited Partnership              Office (Bank One Tower)                 20.0%(16)
Houston PT Four Westlake Office Limited Partnership          Office (Four Westlake Park)               20.0%(16)
DBL Holdings, Inc.                                                      Other                          97.4%(17)
CR License, L.L.C.                                                      Other                          30.0%(18)
Woodlands Operating Company, L.P.                                       Other                          42.5%(5)(6)

----------

(1) On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's interests in substantially all of the voting stock in three of the Company's Residential Development Corporations (Desert Mountain Development Corporation ("DMDC"), The Woodlands Land Company, Inc. ("TWLC"), and Crescent Resort Development, Inc. ("CRDI")), and in CRL Investments, Inc. ("CRLI"). As a result, the Company fully consolidated the operations of these entities beginning on the date of the asset transfers. Desert Mountain Commercial, L.L.C. is an unconsolidated equity investment of DMDC. The Woodlands Land Development Company, L.P. is an unconsolidated equity investment of TWLC. East West Resorts Development II, L.P., L.L.L.P., Blue River Land Company, L.L.C., Iron Horse Investments, L.L.C., and Manalapan Hotel Partners, (collectively, the "CRD Subsidiaries") are unconsolidated equity investments of CRDI.

(2) See the Residential Development Properties Table for the Residential Development Corporation's ownership interest in the Residential Development Properties.

(3) The remaining 6.0% interest in Mira Vista Development, Corp. ("MVDC"), which represents 100% of the voting stock, is owned 4.0% by DBL Holdings, Inc. ("DBL") and 2.0% by third parties.

(4) The remaining 6.0% interest in Houston Area Development Corp. ("HADC"), which represents 100% of the voting stock, is owned 4.0% by DBL and 2.0% by a third party.

(5) The remaining 57.5% interest in The Woodlands Land Development Company, L.P. and The Woodlands Operating Company, L.P. is owned by an affiliate of Morgan Stanley.

(6) Distributions are made to partners based on specified payout percentages. During the three months ended March 31, 2002, the payout percentage to the Company was 52.5%.

(7) The remaining 53.5% interest in Desert Mountain Commercial, L.L.C. is owned by parties unrelated to the Company.

(8) Of the remaining 61.5% interest in East West Resorts Development II, L.P., L.L.L.P., 0.8% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, through his 20% ownership of COPI Colorado, L.P. and 60.7% is owned by parties unrelated to the Company.

(9) Of the remaining 68.2% interest in Blue River Land Company, L.L.C., 0.7% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, through his 20% ownership of COPI Colorado, L.P. and 67.5% is owned by parties unrelated to the Company.

(10) Of the remaining 72.9% interest in Iron Horse Investments, L.L.C., 0.6% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, through his 20% ownership of COPI Colorado, L.P. and 72.3% is owned by parties unrelated to the Company.

(11) Of the remaining 76.0% interest in Manalapan Hotel Partners, 0.5% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, through his 20% ownership of COPI Colorado, L.P. and 75.5% is owned by parties unrelated to the Company.

(12) The remaining 60.0% interest in the Temperature-Controlled Logistics Partnership is owned by Vornado Realty Trust, L.P.

(13) The remaining 50.0% interest in Main Street Partners, L.P. is owned by TrizecHahn Corporation.

(14) The remaining 57.5% interest in The Woodlands Commercial Properties Company, L.P. is owned by an affiliate of Morgan Stanley.

(15) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Investment Management, Inc. The Company recorded $279 in development, management and leasing fees, related to this investment during the three months ended March 31, 2002. The 5 Houston Center Office Property is currently under construction.

(16) The remaining 80% interest in Austin PT BK One Tower Office Limited Partnership and Houston PT Four Westlake Office Limited Partnership is owned by an affiliate of General Electric Pension Fund. The Company recorded $0.1 million in management and leasing fees for these Office Properties during the three months ended March 31, 2002.

(17) John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, obtained the remaining 2.6% economic interest in DBL (including 100% of the voting interest in DBL) in exchange for his voting interests in MVDC and HADC, originally valued at approximately $0.4 million, and approximately $0.1 million in cash, or total consideration valued at approximately $0.4 million. At March 31, 2002, Mr. Goff's interest in DBL was approximately $0.4 million.

(18) The remaining 70% interest in CR License, LLC is owned by a group of individuals unrelated to the Company.

UNCONSOLIDATED PROPERTY DISPOSITIONS

         During the three months ended March 31, 2002, the Woodlands CPC sold two office properties located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $8.9 million, of which the Company's portion was approximately $4.7 million. The sales generated a net gain of approximately $11.5 million, of which the Company's portion was approximately $6.0 million. The proceeds received by the Company were used primarily for working capital purposes.

DISPOSITIONS

Office Segment

         During the three months ended March 31, 2002, the Company completed the sale of the Cedar Springs Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $11.9 million and a net gain of approximately $4.5 million. The proceeds from the sale of the Cedar Springs Plaza Office Property were used primarily for working capital purposes.

SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY

         During the year ended December 31, 2000, the Company formed Funding IX and contributed seven Office Properties and two Resort/Hotel Properties to Funding IX. As of March 31 2002, Funding IX held seven Office Properties and one Resort/Hotel Property. The Company owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         As of March 31, 2002, GMACCM held $117.3 million of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units receive a preferred variable-rate dividend previously calculated at LIBOR plus 450 basis points. Beginning March 16, 2002, the preferred variable-rate dividend increased to LIBOR plus 550 basis points, which resulted in a dividend rate of approximately 7.38% per annum as of March 31, 2002. The Class A Units are redeemable at the option of the Company at the original purchase price. Subsequent to March 31, 2002, the Company redeemed approximately $101.1 million of the Class A Units from GMACCM.

         Funding IX loaned the net proceeds of the sale of Class A Units in Funding IX and a portion of the net proceeds from the sale of one of the Resort/Hotel Properties held by Funding IX, through an intracompany loan to SH IX, for the purchase of common shares of the Company. See "Share Repurchase Program" below. This intracompany loan is eliminated in consolidation. The loan from Funding IX to SH IX matures March 15, 2003 and the Company intends to repay the loan of approximately $285.0 million at or prior to that time. The proceeds received by Funding IX will be used to redeem Class A Units.

SHARE REPURCHASE PROGRAM

         On October 15, 2001, the Company's Board of Trust Managers authorized an increase in the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program") from $500.0 million to $800.0 million.

         The Company commenced its Share Repurchase Program in March 2000. As of March 31, 2002, the Company had repurchased 18,756,423 common shares, 20,286 of which have been retired, at an average price of $19.09 per common share for an aggregate of approximately $358.1 million. As of March 31, 2002, the Company held 14,468,623 of the repurchased common shares in SH IX, a wholly-owned subsidiary. The 14,468,623 common shares were repurchased with the net proceeds of the sale of Class A Units in Funding IX and with a portion of the net proceeds from the sale of one of the Properties held by Funding IX. See "Sale of Preferred Equity Interests in Subsidiary " above. These common shares are consolidated as treasury shares in conformity with GAAP. However, these shares are held in SH IX until all of the Class A Units are redeemed. Distributions will continue to be paid on these repurchased common shares and will be used to pay dividends on the Class A Units.

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

SERIES A PREFERRED OFFERING

         On April 26, 2002, the Company completed an institutional placement (the "April 2002 Series A Preferred Offering") of 2.8 million shares of 6 3/4% Series A Convertible Cumulative Preferred Shares (the "Series A Preferred Shares") with a liquidation preference of $25.00 per share. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of .6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. Net proceeds to the Company from the April 2002 Series A Preferred Offering after underwriting discounts and other offering costs of approximately $1.3 million were approximately $49.1 million. The net proceeds from the April 2002 Series A Preferred Offering were used to redeem Class A Units from GMACCM.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1, 2002). SFAS No. 141 requires that all business combinations within the scope of the statement are to be accounted for under the purchase method. Since the Company currently accounts for its acquisitions under the purchase method, the adoption of this statement did not have a material effect on its interim or annual financial statements.

         SFAS No. 142 specifies that goodwill and certain other types of intangible assets may no longer be amortized, but instead are subject to periodic impairment testing. During the three months ended March 31, 2002, the Company recognized a goodwill impairment charge of approximately $9.2 million due to the initial application of this statement. This charge is due to an impairment (net of minority interests) of the goodwill of the Temperature-Controlled Logistics Corporation. This charge is reported as a change in accounting principle and is included in Cumulative Effect of a Change in Accounting Principle. SFAS No. 142 provides for a transitional period of up to 12 months. Any need for impairment must be assessed within the first six months and the amount of impairment must be determined within the next six months. Any additional impairment taken in subsequent interim periods during 2002 related to the initial adoption of this statement will require the first quarter financial statements to be restated. The Company expects its additional impairment losses to range between $0 and $9,000 due to the initial application of this statement.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this statement did not materially affect the Company's interim or annual financial statements; however, for the three months ended March 31, 2002, financial statement presentation was modified to report the results of operations including any gains or losses recognized in accordance with this statement, and financial position of the Company's real estate assets classified as held for sale as discontinued operations. As a result, the Company has reclassified certain amounts in prior period financial statements to conform with the new presentation requirements.

LIQUIDITY REQUIREMENTS

         As of March 31, 2002, the Company had unfunded capital expenditures of approximately $46.3 million relating to capital investments. The table below specifies the Company's total capital expenditures relating to these projects, amounts funded as of March 31, 2002, amounts remaining to be funded, and short-term and long-term capital requirements.

                                                                                                       CAPITAL EXPENDITURES
                                                                    AMOUNT                         ---------------------------
(IN MILLIONS)                                       TOTAL        FUNDED AS OF        AMOUNT        SHORT-TERM       LONG-TERM
                                                   PROJECT         MARCH 31,        REMAINING       (NEXT 12          (12+
                PROJECT                            COST(1)           2002            TO FUND       MONTHS)(2)      MONTHS)(2)
                -------                          -----------     ------------      -----------     -----------     -----------

RESIDENTIAL DEVELOPMENT SEGMENT
      Tahoe Mountain Resorts                     $     100.0      $     (80.8)     $      19.2     $      19.2     $        --
                                                 -----------      -----------      -----------     -----------     -----------

OTHER
      SunTx (3)                                  $      19.0      $      (7.4)     $      11.6     $       4.0     $       7.6
      Spinco (4)                                        15.5               --             15.5            15.5              --
                                                 -----------      -----------      -----------     -----------     -----------
                                                 $      34.5      $      (7.4)     $      27.1     $      19.5     $       7.6
                                                 -----------      -----------      -----------     -----------     -----------

TOTAL                                            $     134.5      $     (88.2)     $      46.3     $      38.7     $       7.6
                                                 ===========      ===========      ===========     ===========     ===========

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

         The Company expects to fund its short-term capital requirements of approximately $38.7 million through a combination of cash, net cash flow from operations, return of capital (investment) from the Residential Development Corporations and borrowings under the Fleet Facility. The Company plans to meet its maturing debt obligations during 2002 of approximately $272.0 million, primarily through replacement debt financing or equity transactions.

         The Company expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), additional interest expense related to the cash flow hedge agreements, recurring capital expenditures, non-recurring capital expenditures, such as tenant improvement and leasing costs, distributions to shareholders and unitholders, and additional expenses related to the COPI bankruptcy of approximately $9.7 million, primarily through cash flow provided by operating activities. To the extent that the Company's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Company expects to finance such requirements with available cash proceeds received from joint ventures and select property sales, and borrowings under the Fleet Facility or additional debt financing.

         The Company expects to fund its long-term capital requirements of approximately $7.6 million with available cash proceeds received from joint ventures and select property sales, borrowings under the Fleet Facility or additional debt financing and return of capital (investment) from the Residential Development Corporations. The Company expects to redeem the approximately $117.3 million of Class A Units in Funding IX with the proceeds from equity offerings, joint ventures and borrowings under the Fleet Facility. The Company's other long-term liquidity requirements as of March 31, 2002 consist primarily of debt maturities after December 31, 2002, which totaled approximately $2.1 billion as of March 31, 2002. The Company expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives as well as cash proceeds received from joint ventures and select property sales. The Company also intends to repay the intracompany loan of approximately $285.0 million from Funding IX to SH IX at or prior to maturity on March 15, 2003.

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

         In addition to the Company's liquidity requirements stated above, as of March 31, 2002, the Company guaranteed or provided letters of credit related to approximately $30.0 million of unconsolidated debt and had obligations to potentially provide an additional $60.0 million in guarantees, primarily related to construction loans. See "Note 7. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" included "Item 1. Financial Statements" for more information about the Company's unconsolidated investments and the underlying debt related to these investments.

REIT QUALIFICATION

         The Company intends to maintain its qualification as a REIT under
Section 856 of the Code. As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of its REIT taxable income to its shareholders.

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Company's primary debt financing arrangements existing as of March 31, 2002 are shown below (dollars in thousands).

                                                            INTEREST                                                    BALANCE
                                                            RATE AT                                 EXPECTED         OUTSTANDING AT
                                           MAXIMUM         MARCH 31,           MATURITY              PAYOFF             MARCH 31,
        DESCRIPTION(1)                    BORROWINGS          2002               DATE                 DATE                2002
        --------------                   ------------     ------------       ------------         ------------       --------------

SECURED FIXED RATE DEBT:
   AEGON Partnership Note                $    268,781             7.53%         July 2009             July 2009       $    268,781
   LaSalle Note I                             239,000             7.83         August 2027          August 2007            239,000
   JP Morgan Mortgage Note                    198,448             8.31        October 2016         September 2006          198,448
   LaSalle Note II                            161,000             7.79         March 2028            March 2006            161,000
   CIGNA Note                                  63,500             7.47        December 2002         December 2002           63,500
   Metropolitan Life Note V                    38,558             8.49        December 2005         December 2005           38,558
   Northwestern Life Note                      26,000             7.66        January 2004          January 2004            26,000
   Woodmen of the World Note                    8,500             8.20         April 2009            April 2009              8,500
   Nomura Funding VI Note                       8,148            10.07          July 2020             July 2010              8,148
   Mitchell Mortgage Note                       6,244             7.00         August 2002          August 2002              6,244
   Rigney Promissory Note                         641             8.50        November 2012        November 2012               641
   Construction, Acquisition and
     other obligations for various
     CRDI projects                             25,871      6.5 to 10.0       Nov 02 to Dec 04      Apr 02 to Dec 04         20,618
                                         ------------     ------------                                                ------------
        Subtotal/Weighted Average        $  1,044,691             7.84%                                               $  1,039,438
                                         ------------     ------------                                                ------------

UNSECURED FIXED RATE DEBT:
   Notes due 2007                        $    250,000             7.50%      September 2007        September 2007     $    250,000
   Notes due 2002                             150,000             7.00       September 2002        September 2002          150,000
   Other obligations                              541      8.0 to 12.0      Nov 02 to Jan 04      Nov 02 to Jan 04             541
                                         ------------     ------------                                                ------------
        Subtotal/Weighted Average        $    400,541             7.32%                                               $    400,541
                                         ------------     ------------                                                ------------
SECURED VARIABLE RATE DEBT:
   Fleet Fund I and II Term Loan         $    275,000             5.17%         May 2005              May 2005        $    275,000
   Deutsche Bank - CMBS Loan                  220,000             5.84          May 2004              May 2006(2)          220,000
   National Bank of Arizona                    21,110             5.11        November 2003        November 2003            21,110
   Construction, Acquisition and
     other obligations for various
     CRDI projects                            126,265     4.40 to 5.75     June 02 to Sept 03   Jun 02 to Jan 08(4)         74,794
                                         ------------     ------------                                                ------------
        Subtotal/Weighted Average        $    642,375             5.27%                                               $    590,904
                                         ------------     ------------                                                ------------

UNSECURED VARIABLE RATE DEBT:
   Fleet Facility                        $    400,000             3.76%         May 2004               May 2005(3)    $    334,500
   JP Morgan Loan Sales Facility               50,000             3.25         April 2002            April 2002             10,000
   Fleet Bridge Loan                           50,000             5.62         August 2002          August 2002              5,000
                                         ------------     ------------                                                ------------
        Subtotal/Weighted Average        $    500,000             3.77%                                               $    349,500
                                         ------------     ------------                                                ------------

     TOTAL/WEIGHTED AVERAGE              $  2,587,607             6.55%(5)                                            $  2,380,383
                                         ============     ============                                                ============

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

(2)  This facility has two one-year extension options.

(3)  This facility has a one-year extension option.

(4)  This expected payoff date includes extension options.

(5) The overall weighted average interest rate does not include the effect of the Company's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.39%.

     Below are the aggregate principal payments required as of March 31, 2002 under indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.

                             SECURED         UNSECURED         TOTAL(1)
                           ------------     ------------     ------------
(in thousands)
2002                       $    106,573     $    165,416     $    271,989
2003                            128,849               --          128,849
2004                            236,899          334,625          571,524
2005                            329,339               --          329,339
2006                            347,207               --          347,207
Thereafter                      481,475          250,000          731,475
                           ------------     ------------     ------------
                           $  1,630,342     $    750,041     $  2,380,383
                           ============     ============     ============

----------

(1) These amounts do not represent the effect of a one-year extension option of the Fleet Facility and two one-year extension options on the Deutsche Bank
     - CMBS Loan.

         The Company has $272.0 million of secured and unsecured debt due during 2002, consisting primarily of the Cigna Note, the Mitchell Mortgage Note, unsecured short-term borrowings and the 2002 Notes, which are expected to be funded through replacement debt financing.

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

         Some of the Company's debt restricts its activities, including its ability to pledge assets, create liens, incur additional debt, enter into transactions with affiliates and make some types of payments, issuances of equity and distributions on equity.

         Any uncured or unwaived events of default on the Company's loans can trigger an acceleration of payment on the loan in default. In addition, a default by the Company or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Fleet Facility and the Fleet I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of March 31, 2002, the Company was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Company's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the three months ended March 31, 2002, there were no circumstances that would require pre-payment penalties or increased collateral related to the Company's existing debt.

DEBT OFFERING

          On April 15, 2002, the Company completed a private offering of $375.0 million in senior, unsecured notes due 2009. The notes bear interest at an annual rate of 9.25% and were issued at 100% of issue price. The notes are callable after April 15, 2006. Interest will be payable in cash on April 15 and October 15 of each year, beginning

October 15, 2002. The Company has agreed to register a similar series of notes with the SEC and to effect an exchange offer of the registered notes for the privately placed notes and, in certain cases, to register the notes for resale by their holders. In the event that the exchange offer or resale registration is not completed on or before October 15, 2002, the interest rate on the notes will increase until the exchange offer or resale registration is completed.

         The net proceeds from the offering of notes were approximately $366.0 million. Approximately $309.5 million of the proceeds were used to pay down amounts outstanding under the Fleet Facility, and the remaining proceeds were used to pay down $5.0 million of short-term indebtedness and redeem approximately $52.0 million of Class A Units from GMACCM. Borrowings under the revolving line of credit are expected to be used to repay or repurchase from time to time $150.0 million of 7.0% unsecured notes due in September 2002, approximately $52.4 million of which have been repurchased to date. In addition, borrowings under the line of credit are expected to be used to repay a $63.5 million, 7.47% mortgage loan due in December 2002.

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

CASH FLOW HEDGES

         The Company uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of March 31, 2002, the Company had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, as amended by SFAS No. 138.

         The following table shows information regarding the Company's cash flow hedge agreements as of March 31, 2002 and interest expense for the three months ended March 31, 2002:

   (in millions)                                                                                          ADDITIONAL
                                                                                                        INTEREST EXPENSE
                  ISSUE           NOTIONAL         MATURITY        REFERENCE            FAIR          FOR THE THREE MONTHS
                   DATE            AMOUNT            DATE             RATE          MARKET VALUE      ENDED MARCH 31, 2002
               ------------     ------------     ------------     ------------      ------------      --------------------

                    7/21/99     $      200.0           9/2/03            6.183%     $       (8.2)     $        2.1
                    5/15/01            200.0           2/3/03             7.11              (7.8)              2.6
                    4/14/00            100.0          4/18/04             6.76              (5.7)              1.2

         The Company has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable-rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Company uses the cumulative dollar offset approach as described in DIG Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133 and SFAS 138. The Company uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Company will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in conformity with SFAS Nos. 133 and 138.

         Over the next twelve months, an estimated $16.3 million to $18.5 million will be reclassified from accumulated other comprehensive income to earnings as interest expense related to the effective portions of the cash flow hedge agreements.

         Additionally, CRDI, a consolidated subsidiary of the Company, also uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt. As of March 31, 2002, CRDI had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS Nos. 133 and 138.

         The following table shows information regarding CRDI's cash flow hedge agreements as of March 31, 2002 and additional capitalized interest for the three months ended March 31, 2002. Capitalized interest is related to debt for projects that are currently under development.

   (in thousands)                                                                                     ADDITIONAL
                                                                                                  CAPITALIZED INTEREST
              ISSUE           NOTIONAL         MATURITY         REFERENCE           FAIR          FOR THE THREE MONTHS
               DATE            AMOUNT            DATE             RATE          MARKET VALUE      ENDED MARCH 31, 2002
           ------------     ------------     ------------     ------------      ------------      --------------------

               1/2/2001     $     10,818       11/16/2002            8.455%     $       (388)     $         64
               9/4/2001            6,650         9/4/2003             7.12               (72)               24
               9/4/2001            4,800         9/4/2003             7.12               (52)               18

         CRDI uses the shortcut method described in SFAS No. 133, which eliminates the need to consider ineffectiveness of the hedges, and instead assumes that the hedges are highly effective.

FUNDS FROM OPERATIONS

         FFO, as used in this document, means:

         o        Net Income (Loss) - determined in conformity with GAAP;

                  o excluding gains (or losses) from sales of depreciable operating property;

                  o        excluding extraordinary items (as defined by GAAP);

                  o plus depreciation and amortization of real estate assets; and

                  o after adjustments for unconsolidated partnerships and joint ventures.

         The National Association of Real Estate Investment Trusts ("NAREIT") developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance for an equity REIT, and for its investment segments. However, FFO:

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

         The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the three months ended March 31, 2002 and 2001 were $44.3 and $66.7 million, respectively.

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

         Accordingly, the Company believes that to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net income and cash flows reported in the consolidated financial statements and notes to the financial statements. However, the

Company's measure of FFO may not be comparable to similarly titled measures of other REITs because these REITs may apply the definition of FFO in a different manner than the Company.

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND SHARES/UNITS IN THOUSANDS)

                                                                  FOR THE THREE MONTHS
                                                                     ENDED MARCH 31,
                                                            ------------------------------
                                                                2002              2001
                                                            ------------      ------------
                                                                      (UNAUDITED)
Net income                                                  $     15,254      $     31,248
Adjustments to reconcile net income to
   funds from operations:
Depreciation and amortization of real estate assets               32,139            29,495
Gain on property sales, net                                       (3,764)              670
Cumulative effect of change in accounting principle                9,172                --
Impairment related to real estate assets and
   assets held for sale                                              600             2,150
Adjustment for investments in real estate mortgages
   and equity of unconsolidated companies:
      Office Properties                                            2,162             2,040
      Residential Development Properties                             903             2,358
      Temperature-Controlled Logistics Properties                  5,711             5,606
      Other                                                        2,646                --
Unitholder minority interest                                       2,679             4,069
6 3/4% Series A Preferred Share distributions                     (3,375)           (3,375)
                                                            ------------      ------------
Funds from operations(1)                                    $     64,127      $     74,261
                                                            ============      ============

Investment Segments:
   Office Segment                                           $     80,572      $     90,153
   Resort/Hotel Segment                                           20,910            15,752
   Residential Development Segment                                15,561            13,066
   Temperature-Controlled Logistics Segment                        5,401             8,325
   Corporate and other adjustments:
      Interest expense                                           (42,272)          (47,448)
      6 3/4% Series A Preferred Share distributions               (3,375)           (3,375)
      Other(2)(3)                                                 (6,278)            1,052
      Corporate general and administrative                        (6,392)           (5,264)
                                                            ------------      ------------
Funds from operations(1)                                    $     64,127      $     72,261
                                                            ============      ============

Basic weighted average shares                                    104,938           107,377
                                                            ============      ============
Diluted weighted average shares/units(4)                         118,633           122,973
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

         The following schedule reconciles the Company's basic weighted average shares to the diluted weighted average shares/units presented above:

                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                 -----------------------------
(SHARES/UNITS IN THOUSANDS)                          2002             2001
                                                 ------------     ------------

Basic weighted average shares:                        104,938          107,377
Add: Weighted average units                            13,185           13,980
     Share and unit options                               510            1,616
                                                 ------------     ------------
Diluted weighted average shares/units                 118,633          122,973
                                                 ============     ============

RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)

                                                                            FOR THE THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                       ------------------------------
                                                                           2002              2001
                                                                       ------------      ------------

Funds from operations                                                  $     64,127      $     72,261
Adjustments:
   Depreciation and amortization of non-real estate assets                    1,449               755
   Amortization of deferred financing costs                                   2,320             2,425
   Other adjustments related to the behavioral healthcare assets               (600)            1,000
   Amortization of capitalized development costs                             12,946                --
   Minority interest in joint ventures profit and depreciation
    and amortization                                                          5,718             5,979
   Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies                                  (11,422)          (10,004)
   Change in deferred rent receivable                                           523              (780)
   Change in current assets and liabilities                                 (43,114)          (48,634)
   Change in income taxes - current and deferred                             (6,022)               --
   Distributions received in excess of earnings from
    unconsolidated companies                                                    894                --
   Equity in earnings in excess of distributions received from
    unconsolidated companies                                                 (1,617)           (9,327)
   6 3/4% Series A Preferred Share distributions                              3,375             3,375
   Non cash compensation                                                         37                32
                                                                       ------------      ------------
Net cash provided by operating activities                              $     28,614      $     17,082
                                                                       ============      ============

                                OFFICE PROPERTIES

         As of March 31, 2002, the Company owned or had an interest in 76 Office Properties located in 26 metropolitan submarkets in six states with an aggregate of approximately 28.4 million net rentable square feet. The Company's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of March 31, 2002, the Company's Office Properties in Dallas/Fort Worth and Houston represented an aggregate of approximately 78% of its office portfolio based on total net rentable square feet (41% for Dallas/Fort Worth and 37% for Houston).

          In pursuit of management's objective to dispose of non-strategic and non-core assets, one of the Company's fully consolidated Office Properties, Cedar Springs Plaza in Dallas, Texas, was disposed of during the three months ended March 31, 2002.

OFFICE PROPERTIES TABLES

         The following table shows, as of March 31, 2002, certain information about the Company's Office Properties. In the table below "CBD" means central business district.


                                                                                                                    WEIGHTED
                                                                                                                     AVERAGE
                                                                                            NET                   FULL-SERVICE
                                                                                         RENTABLE                  RENTAL RATE
                                       NO. OF                                YEAR          AREA       PERCENT      PER LEASED
       STATE, CITY, PROPERTY         PROPERTIES          SUBMARKET         COMPLETED     (SQ. FT.)    LEASED       SQ. FT. (1)
   -------------------------------   ----------  ------------------------  ---------    -----------   -------     ------------
TEXAS
 DALLAS
  Bank One Center(2)                          1  CBD                            1987      1,530,957        82%         $ 23.58
  The Crescent Office Towers                  1  Uptown/Turtle Creek            1985      1,204,670        99            33.45
  Fountain Place                              1  CBD                            1986      1,200,266        97            20.91
  Trammell Crow Center(3)                     1  CBD                            1984      1,128,331        87            24.99
  Stemmons Place                              1  Stemmons Freeway               1983        634,381        88            17.57
  Spectrum Center(4)                          1  Far North Dallas               1983        598,250        85            24.31
  Waterside Commons                           1  Las Colinas                    1986        458,906       100            20.61
  125 E. John Carpenter Freeway               1  Las Colinas                    1982        446,031        82            29.86
  Reverchon Plaza                             1  Uptown/Turtle Creek            1985        374,165        53            21.77
  The Aberdeen                                1  Far North Dallas               1986        320,629       100            19.14
  MacArthur Center I & II                     1  Las Colinas               1982/1986        298,161        92            24.35
  Stanford Corporate Centre                   1  Far North Dallas               1985        275,372        72            23.91
  12404 Park Central                          1  LBJ Freeway                    1987        239,103       100            22.46
  Palisades Central II                        1  Richardson/Plano               1985        237,731       100            21.48
  3333 Lee Parkway                            1  Uptown/Turtle Creek            1983        233,543        49            23.09
  Liberty Plaza I & II                        1  Far North Dallas          1981/1986        218,813        99            16.72
  The Addison                                 1  Far North Dallas               1981        215,016        99            20.30
  Palisades Central I                         1  Richardson/Plano               1980        180,503        97            21.58
  Greenway II                                 1  Richardson/Plano               1985        154,329       100            22.60
  Greenway I & IA                             2  Richardson/Plano               1983        146,704       100            22.78
  Addison Tower                               1  Far North Dallas               1987        145,886        90            21.30
  5050 Quorum                                 1  Far North Dallas               1981        133,799        87            20.57
  Las Colinas Plaza                           1  Las Colinas                    1987        134,953        95            21.11
  Crescent Atrium Retail                      1  Uptown/Turtle Creek            1985         94,852        97            29.55
                                    -----------                                         -----------    ------     ------------
   Subtotal/Weighted Average                 25                                          10,605,351        89%         $ 23.83
                                    -----------                                         -----------    ------     ------------

 FORT WORTH
  Carter Burgess Plaza                        1  CBD                            1982        954,895        88%(9)      $ 17.08
                                    -----------                                         -----------    ------     ------------

 HOUSTON
  Greenway Plaza Office Portfolio            10  Richmond-Buffalo          1969-1982      4,348,052        92%         $ 20.84
                                                 Speedway
  Houston Center                              3  CBD                       1974-1983      2,764,417        96             22.33
  Post Oak Central                            3  West Loop/Galleria        1974-1981      1,279,759        86             19.92
  The Woodlands Office
    Properties(5)                             8  The Woodlands             1980-1996        561,989        89(9)         18.27
  Four Westlake Park(6)                       1  Katy Freeway                   1992        561,065       100             22.15
  Three Westlake Park                         1  Katy Freeway                   1983        414,792        95             23.11
  1800 West Loop South                        1  West Loop/Galleria             1982        399,777        65             20.01
  The Park Shops                              1  CBD                            1983        190,729        78             23.16
                                    -----------                                         -----------    ------      ------------
   Subtotal/Weighted Average                 28                                          10,520,580        92%          $ 21.20
                                    -----------                                         -----------    ------      ------------

                                                                                                                    WEIGHTED
                                                                                                                     AVERAGE
                                                                                            NET                   FULL-SERVICE
                                                                                         RENTABLE                  RENTAL RATE
                                       NO. OF                                YEAR          AREA       PERCENT      PER LEASED
       STATE, CITY, PROPERTY         PROPERTIES          SUBMARKET         COMPLETED     (SQ. FT.)    LEASED       SQ. FT. (1)
   -------------------------------   ----------  ------------------------  ---------    -----------   -------     ------------
 AUSTIN
  Frost Bank Plaza                            1  CBD                            1984        433,024        96%         $ 25.77
  301 Congress Avenue(7)                      1  CBD                            1986        418,338        82            27.44
  Bank One Tower(6)                           1  CBD                            1974        389,503        95            25.31
  Austin Centre                               1  CBD                            1986        343,664        86            28.00
  The Avallon I; II; III, IV, V               3  Northwest            1993/1997/2001        318,217        87(9)         25.11
  Barton Oaks Plaza One                       1  Southwest                      1986         98,955       100            27.50
                                    -----------                                         -----------    ------     ------------
   Subtotal/Weighted Average                  8                                           2,001,701        90%         $ 26.32
                                    -----------                                         -----------    ------     ------------

COLORADO
 DENVER
  MCI Tower                                   1  CBD                            1982        550,805        58%         $ 21.72
  Ptarmigan Place                             1  Cherry Creek                   1984        418,630        98            20.18
  Regency Plaza One                           1  Denver Technology Center       1985        309,862        91            25.12
  55 Madison                                  1  Cherry Creek                   1982        137,176        98            21.36
  The Citadel                                 1  Cherry Creek                   1987        130,652        96(9)         24.22
  44 Cook                                     1  Cherry Creek                   1984        124,174        90            20.99
                                    -----------                                         -----------    ------     ------------
   Subtotal/Weighted Average                  6                                           1,671,299        83%         $ 22.10
                                    -----------                                         -----------    ------     ------------

 COLORADO SPRINGS
  Briargate Office and
   and Research Center                        1  Colorado Springs               1988        258,766        64%(9)      $ 20.88
                                    -----------                                         -----------    ------     ------------

FLORIDA
 MIAMI
  Miami Center                                1  CBD                            1983        782,211        95%         $ 27.84
  Datran Center                               2  South Dade/Kendall        1986/1988        476,412        93            24.12
                                    -----------                                         -----------    ------     ------------
   Subtotal/Weighted Average                  3                                           1,258,623        94%         $ 26.46
                                    -----------                                         -----------    ------     ------------

ARIZONA
 PHOENIX
  Two Renaissance Square                      1  Downtown/CBD                   1990        476,373        99%         $ 25.96
  6225 North 24th Street                      1  Camelback Corridor             1981         86,451        34            24.16
                                    -----------                                         -----------    ------     ------------
   Subtotal/Weighted Average                  2                                             562,824        89%         $ 25.85
                                    -----------                                         -----------    ------     ------------

NEW MEXICO
 ALBUQUERQUE
  Albuquerque Plaza                           1  CBD                            1990        366,236        85%         $ 18.91
                                    -----------                                         -----------    ------     ------------

CALIFORNIA
 SAN DIEGO
  Chancellor Park(8)                          1  University Town Center         1988        195,733        81%         $ 28.57
                                    -----------                                         -----------    ------     ------------


   TOTAL/WEIGHTED AVERAGE                    76                                          28,396,008        89%(9)      $ 22.81(10)
                                    ===========                                         ===========    ======     ============


----------
(1) Calculated based on base rent payable as of March 31, 2002, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers.
(2) The Company has a 49.5% limited partner interest and a 0.5% general partner interest in the partnership that owns Bank One Center.
(3) The Company owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and building.
(4) The Company owns the principal economic interest in Spectrum Center through an interest in Crescent Spectrum Center, L.P. which owns both the mortgage notes secured by Spectrum Center and the ground lessor's interest in the land underlying the office building.
(5) The Company has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the eight Office Properties that comprise The Woodlands Office Properties.

(6) The Company has a 0.1% general partner interest and a 19.9% limited partner interest in the partnerships that own Four Westlake Park and Bank One Tower.
(7) The Company has a 1% general partner interest and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.
(8) The Company owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership, which owns the building.
(9) Leases have been executed at certain Office Properties but had not commenced as of March 31, 2002. If such leases had commenced as of March 31, 2002, the percent leased for all Office Properties would have been 91%. The total percent leased for these Properties would have been as follows: Carter Burgess Plaza - 96%; The Woodlands Office Properties - 92%; The Citadel - 100%; Avallon - 100%; and Briargate Office and Research Center - 73%.
(10) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties as of March 31, 2002, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from customers is $22.94.

         The following table provides information, as of March 31, 2002, for the Company's Office Properties by state, city and submarket.


                                                                               PERCENT           OFFICE
                                                                PERCENT OF    LEASED AT         SUBMARKET
                                                   TOTAL          TOTAL        COMPANY           PERCENT
                                 NUMBER OF        COMPANY        COMPANY       OFFICE            LEASED/
    STATE, CITY, SUBMARKET       PROPERTIES        NRA(1)         NRA(1)      PROPERTIES       OCCUPIED(2)
-------------------------------  ----------     ------------    ----------    ----------       -----------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                    3        3,859,554            13%           88%               85%
   Uptown/Turtle Creek                    4        1,907,230             7            84                86
   Far North Dallas                       7        1,907,765             7            89                79
   Las Colinas                            4        1,338,051             5            92                82
   Richardson/Plano                       5          719,267             2            99                90
   Stemmons Freeway                       1          634,381             2            88                88
   LBJ Freeway                            1          239,103             1           100                75
                                 ----------     ------------    ----------    ----------       -----------
     Subtotal/Weighted Average           25       10,605,351            37%          89%                82%
                                 ----------     ------------    ----------    ----------       -----------

 FORT WORTH
   CBD                                    1          954,895             3%           88%(6)            96%
                                 ----------     ------------    ----------    ----------       -----------

 HOUSTON
   CBD                                    4        2,955,146            10%           95%(6)            93%
   Richmond-Buffalo Speedway              7        3,674,888            13            94                92
   West Loop/Galleria                     4        1,679,536             6            81                85
   Katy Freeway                           2          975,857             3            98                93
   The Woodlands (6)                      6          427,364             2            87                87
                                 ----------     ------------    ----------    ----------       -----------
     Subtotal/Weighted Average           23        9,712,791            34%           92%               90%
                                 ----------     ------------    ----------    ----------       -----------

AUSTIN
   CBD                                    4        1,584,529             6%           90%               85%
   Northwest                              3          318,217             1            87(6)             81
   Southwest                              1           98,955            --           100                97
                                 ----------     ------------    ----------    ----------       -----------
     Subtotal/Weighted Average            8        2,001,701             7%           90%               86%
                                 ----------     ------------    ----------    ----------       -----------

COLORADO
 DENVER
   Cherry Creek                           4          810,632             3%           96%              N/A(8)
   CBD                                    1          550,805             2            58               N/A(8)
   Denver Technology Center               1          309,862             1            91               N/A(8)
                                 ----------     ------------    ----------    ----------       -----------
     Subtotal/Weighted Average            6        1,671,299             6%           83%              N/A(8)
                                 ----------     ------------    ----------    ----------       -----------

 COLORADO SPRINGS
   Colorado Springs (6)                   1          258,766             1%           64%               86%
                                 ----------     ------------    ----------    ----------       -----------

FLORIDA
 MIAMI
   CBD                                    1          782,211             3%           95%               95%
   South Dade/Kendall                     2          476,412             2            93                81
                                 ----------     ------------    ----------    ----------       -----------
     Subtotal/Weighted Average            3        1,258,623             5%           94%               93%
                                 ----------     ------------    ----------    ----------       -----------

ARIZONA
 PHOENIX
   Downtown/CBD                           1          476,373             2%           99%               87%
   Camelback Corridor                     1           86,451            --            34                81
                                 ----------     ------------    ----------    ----------       -----------
     Subtotal/Weighted Average            2          562,824             2%           89%               83%
                                 ----------     ------------    ----------    ----------       -----------

                                                                                         WEIGHTED
                                                                                         AVERAGE
                                                           WEIGHTED                       COMPANY
                                                           AVERAGE         COMPANY         FULL-
                                          COMPANY           QUOTED          QUOTED        SERVICE
                                         SHARE OF           MARKET          RENTAL        RENTAL
                                          OFFICE         RENTAL RATE       RATE PER      RATE PER
                                         SUBMARKET        PER SQUARE        SQUARE        SQUARE
    STATE, CITY, SUBMARKET               NRA(1)(2)        FOOT(2)(3)        FOOT(4)       FOOT(5)
--------------------------------        -----------      -----------       --------      --------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                           21%           19.61          25.32         23.06
   Uptown/Turtle Creek                           32            23.43          32.58         31.08
   Far North Dallas                              14            23.99          23.67         21.31
   Las Colinas                                   10            22.83          24.08         24.20
   Richardson/Plano                              13            21.33          22.60         22.02
   Stemmons Freeway                              26            25.36          18.80         17.57
   LBJ Freeway                                    3            21.37          22.50         22.46
                                        -----------      -----------       --------      --------
     Subtotal/Weighted Average                   15%           21.99          25.54         23.83
                                        -----------      -----------       --------      --------

 FORT WORTH
   CBD                                           26%           22.59          21.80         17.08
                                        -----------      -----------       --------      --------

 HOUSTON
   CBD                                           13%           23.11          27.01         22.37
   Richmond-Buffalo Speedway                     72            21.43          21.92         21.49
   West Loop/Galleria                            11            21.19          21.29         19.93
   Katy Freeway                                  14            20.34          24.86         22.55
   The Woodlands (6)                             30            20.63          18.76         18.63
                                        -----------      -----------       --------      --------
     Subtotal/Weighted Average                   19%           21.75          23.52         21.53
                                        -----------      -----------       --------      --------

AUSTIN
   CBD                                           30%           28.21          30.51         26.47
   Northwest                                      5            23.08          28.13         25.11
   Southwest                                      3            22.17          26.59         27.50
                                        -----------      -----------       --------      --------
     Subtotal/Weighted Average                   13%           27.10          29.94         26.32
                                        -----------      -----------       --------      --------

COLORADO
 DENVER
   Cherry Creek                                 N/A (8)          N/A (8)      23.48         21.14
   CBD                                          N/A (8)          N/A (8)      25.00         21.72
   Denver Technology Center                     N/A (8)          N/A (8)      26.00         25.12
                                        -----------      -----------       --------      --------
     Subtotal/Weighted Average                  N/A (8)          N/A (8)      24.45         22.10
                                        -----------      -----------       --------      --------

 COLORADO SPRINGS
   Colorado Springs (6)                           5%           20.60          20.85         20.88
                                        -----------      -----------       --------      --------

FLORIDA
 MIAMI
   CBD                                           25%           31.46          30.70         27.84
   South Dade/Kendall                            79            24.97          23.96         24.12
                                        -----------      -----------       --------      --------
     Subtotal/Weighted Average                   34%           29.00          28.15         26.46
                                        -----------      -----------       --------      --------

ARIZONA
 PHOENIX
   Downtown/CBD                                  18%           25.73          24.50         25.96
   Camelback Corridor                             2            25.88          21.50         24.16
                                        -----------      -----------       --------      --------
     Subtotal/Weighted Average                    8%           25.75          24.04         25.85
                                        -----------      -----------       --------      --------

                                                                                  PERCENT        OFFICE
                                                                    PERCENT OF   LEASED AT      SUBMARKET
                                                         TOTAL        TOTAL       COMPANY        PERCENT
                                      NUMBER OF         COMPANY      COMPANY      OFFICE         LEASED/
    STATE, CITY, SUBMARKET            PROPERTIES         NRA(1)       NRA(1)     PROPERTIES     OCCUPIED(2)
--------------------------------      ----------      -----------   ----------   ----------     ----------
NEW MEXICO
 ALBUQUERQUE
   CBD                                         1          366,236            1%          85%            89%
                                      ----------      -----------   ----------   ----------     ----------
CALIFORNIA
 SAN DIEGO
   University Town Center                      1          195,733            1%          81%            83%
                                      ----------      -----------   ----------   ----------     ----------
     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                                71       27,588,219           96%          90%            86%(9)
                                      ==========      ===========   ==========   ==========     ==========

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway                   3          673,164            2%          81%            85%
   The Woodlands                               2          134,625            1%          98%            67%
                                      ----------      -----------   ----------   ----------     ----------
     Subtotal/Weighted Average                 5          807,789            3%          84%            79%
                                      ----------      -----------   ----------   ----------     ----------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                                 5          807,789            3%          84%            79%
                                      ==========      ===========   ==========   ==========     ==========
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE                 76       28,396,008          100%          89%            86%(9)
                                      ==========      ===========   ==========   ==========     ==========

                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                    WEIGHTED                      COMPANY
                                                    AVERAGE           COMPANY      FULL-
                                  COMPANY            QUOTED           QUOTED      SERVICE
                                  SHARE OF           MARKET           RENTAL      RENTAL
                                   OFFICE          RENTAL RATE       RATE PER    RATE PER
                                 SUBMARKET         PER SQUARE         SQUARE      SQUARE
    STATE, CITY, SUBMARKET       NRA(1)(2)         FOOT(2)(3)         FOOT(4)     FOOT(5)
-------------------------------- -----------       -----------      -----------  ----------
NEW MEXICO
 ALBUQUERQUE
   CBD                                    64%            18.15            18.00       18.91
                                 -----------       -----------      -----------  ----------
CALIFORNIA
 SAN DIEGO
   University Town Center                  6%            37.80            35.50       28.57
                                 -----------       -----------      -----------  ----------
     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                            16%(9)         22.81(9)         24.96       22.97
                                 ===========       ===========      ===========  ==========

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway              24%            17.84            17.59       16.66
   The Woodlands                           9%            17.23            16.43       17.25
                                 -----------       -----------      -----------  ----------
     Subtotal/Weighted Average            19%            17.74            17.40       16.78
                                 -----------       -----------      -----------  ----------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                            19%            17.74            17.40       16.78
                                 ===========       ===========      ===========  ==========
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE             16%(9)         22.66(9)         24.75       22.81(7)
                                 ===========       ===========      ===========  ==========


----------
(1)  NRA means net rentable area in square feet.
(2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are CoStar Group (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway, Fort Worth CBD, Houston Richmond-Buffalo Speedway, Houston CBD, West Loop/Galleria, and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), CoStar Group (for the Austin CBD, Northwest and Southwest submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD and Camelback Corridor), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and John Burnham & Company (for the San Diego University Town Centre submarket). This table includes market information as of December 31, 2001, except for the Dallas, Houston, and Austin markets, for which market information is as of March 31, 2002.
 (3) Represents full-service quoted market rental rates. These rates do not necessarily represent the amounts at which available space at the Office Properties will be leased. The weighted average subtotals and total are based on total net rentable square feet of Company Office Properties in the submarket.
(4) Represents weighted average rental rates per square foot quoted by the Company, based on total net rentable square feet of Company Office Properties in the submarket, adjusted, if necessary, based on management estimates, to equivalent full-service quoted rental rates to facilitate comparison to weighted average Class A or Class B, as the case may be, quoted submarket full-service rental rates per square foot. These rates do not necessarily represent the amounts at which available space at the Company's Office Properties will be leased.
(5) Calculated based on base rent payable for Company Office Properties in the submarket, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursed from customers, divided by total net rentable square feet of Company Office Properties in the submarket.
(6) Leases have been executed at certain Office Properties in these submarkets but had not commenced as of March 31, 2002. If such leases had commenced as of March 31, 2002, the percent leased for all Office Properties in the Company's submarkets would have been 91%. The total percent leased for these Class A Company submarkets would have been as follows: Fort Worth CBD
     - 96%; The Woodlands CBD - 90%; Austin Northwest - 100%; and Colorado Springs - 73%.
(8)  This information is not publicly available for the Denver submarkets.
(9) Includes weighted average amounts for the Denver submarket. These amounts were calculated by management based on information from third-party sources.
(10) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties, giving effect to free rent and scheduled rent increases that would be taken into consideration under GAAP and including adjustments for expenses payable by or reimbursed from customers is $22.94.

         The following table shows, as of March 31, 2002, the principal businesses conducted by the customers at the Company's Office Properties, based on information supplied to the Company from the customers.

      Industry Sector                Leased Sq. Ft.
----------------------------         --------------
Professional Services(1)                         28%
Energy(2)                                        20
Financial Services(3)                            19
Telecommunications                                8
Technology                                        7
Manufacturing                                     3
Food Service                                      3
Government                                        3
Retail                                            2
Medical                                           2
Other(4)                                          5
                                     --------------
TOTAL LEASED                                    100%
                                     ==============


----------
(1) Includes legal, accounting, engineering, architectural and advertising services.
(2)  Includes oil and gas and utility companies.
(3)  Includes banking, title and insurance and investment services.
(4)  Includes construction, real estate, transportation and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

         The following tables show schedules of lease expirations for leases in place as of March 31, 2002, for the Company's total Office Properties and for Dallas, Houston and Austin, Texas, and Denver, Colorado, individually, for each of the 10 years beginning with 2002, assuming that none of the customers exercises or has exercised renewal options.

TOTAL OFFICE PROPERTIES

                                                                                             PERCENTAGE
                                      NET RENTABLE       PERCENTAGE OF                        TOTAL OF        ANNUAL FULL-
                                          AREA            LEASED NET           ANNUAL        ANNUAL FULL-     SERVICE RENT
                         NUMBER OF     REPRESENTED       RENTABLE AREA      FULL-SERVICE     SERVICE RENT      PER SQUARE
                        TENANTS WITH   BY EXPIRING        REPRESENTED         RENT UNDER      REPRESENTED      FOOT OF NET
      YEAR OF LEASE       EXPIRING        LEASES          BY EXPIRING          EXPIRING       BY EXPIRING     RENTABLE AREA
       EXPIRATION          LEASES      (SQUARE FEET)        LEASES             LEASES(1)        LEASES         EXPIRING(1)
    ------------------  ------------  --------------     -------------      -------------    ------------     -------------
    2002                         394       2,577,324              10.3%     $  59,410,853             9.9%    $       23.05
    2003                         348       3,615,775              14.5         79,964,983            13.3             22.12
    2004                         301       4,433,957              17.8        104,077,202            17.4             23.47
    2005                         254       3,459,198              13.9         81,906,370            13.7             23.68
    2006                         181       2,528,040              10.1         62,530,873            10.4             24.73
    2007                         107       2,449,426               9.8         58,150,704             9.7             23.74
    2008                          40         975,589               3.9         24,018,606             4.0             24.62
    2009                          29         837,061               3.4         21,896,250             3.7             26.16
    2010                          30       1,475,764               5.9         41,033,851             6.8             27.81
    2011                          29         893,423               3.6         23,612,424             3.9             26.43
    2012 and thereafter           22       1,704,000               6.8         42,507,437             7.2             24.95
                        ------------  --------------     -------------      -------------    ------------     -------------
                               1,735      24,949,557(2)          100.0%     $ 599,109,553           100.0%    $       24.01
                        ============  ==============     =============      =============    ============     =============


----------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.
(2) Reconciliation to the Company's total Office Property net rentable area is as follows:

                                            SQUARE       PERCENTAGE
                                             FEET         OF TOTAL
                                          ----------     ---------
Square footage leased to tenants          24,949,557          87.8%
Square footage reflecting
   management offices, building use,
   and remeasurement adjustments             443,407           1.6
Square footage vacant                      3,003,044          10.6
                                          ----------     ---------
Total net rentable square footage         28,396,008         100.0%
                                          ==========     =========


DALLAS OFFICE PROPERTIES

                                                                                     PERCENTAGE
                                     NET RENTABLE    PERCENTAGE OF                    TOTAL OF       ANNUAL FULL-
                                         AREA         LEASED NET        ANNUAL       ANNUAL FULL-    SERVICE RENT
                        NUMBER OF     REPRESENTED    RENTABLE AREA   FULL-SERVICE    SERVICE RENT     PER SQUARE
                      TENANTS WITH    BY EXPIRING     REPRESENTED     RENT UNDER     REPRESENTED     FOOT OF NET
YEAR OF LEASE           EXPIRING        LEASES        BY EXPIRING      EXPIRING      BY EXPIRING    RENTABLE AREA
 EXPIRATION              LEASES      (SQUARE FEET)      LEASES         LEASES(1)       LEASES        EXPIRING(1)
-------------         ------------   -------------   -------------   -------------   -----------    -------------
2002                      112            963,551         10.3%        $ 25,269,539       10.9%         $26.23
2003                       95          1,353,714         14.5           30,789,005       13.3           22.74
2004                       93          1,235,417         13.2           32,644,202       14.1           26.42
2005                       98          1,852,072         19.8           42,231,484       18.2           22.80
2006                       44            698,120          7.5           18,018,493        7.8           25.81
2007                       36          1,135,780         12.2           27,973,448       12.1           24.63
2008                       13            502,886          5.3           13,193,519        5.7           26.24
2009                        7            391,413          4.2           10,146,844        4.4           25.92
2010                       13            702,805          7.5           20,913,764        9.0           29.76
2011                        7            251,030          2.7            6,997,487        3.0           27.88
2012 and thereafter         3            259,950          2.8            3,705,025        1.5           14.25
                        -----          ---------        -----         ------------      -----          ------
                          521          9,346,738        100.0%        $231,882,810      100.0%         $24.81
                        =====          =========        =====         ============      =====          ======

---------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

HOUSTON OFFICE PROPERTIES

                                                                                     PERCENTAGE
                                     NET RENTABLE    PERCENTAGE OF                    TOTAL OF       ANNUAL FULL-
                                         AREA         LEASED NET        ANNUAL       ANNUAL FULL-    SERVICE RENT
                        NUMBER OF     REPRESENTED    RENTABLE AREA   FULL-SERVICE    SERVICE RENT     PER SQUARE
                      TENANTS WITH    BY EXPIRING     REPRESENTED     RENT UNDER     REPRESENTED     FOOT OF NET
YEAR OF LEASE           EXPIRING        LEASES        BY EXPIRING      EXPIRING      BY EXPIRING    RENTABLE AREA
 EXPIRATION              LEASES      (SQUARE FEET)      LEASES         LEASES(1)       LEASES        EXPIRING(1)
-------------         ------------   -------------   -------------   -------------   -----------    -------------
2002                      162          1,071,097         11.3%        $ 21,828,513       10.2%         $20.38
2003                      133          1,237,976         13.1           25,966,481       12.1           20.97
2004                      124          2,143,238         22.6           44,922,165       21.0           20.96
2005                       80            615,161          6.5           13,996,565        6.5           22.75
2006                       62          1,108,522         11.7           25,230,994       11.8           22.76
2007                       39            967,783         10.2           21,373,600       10.0           22.09
2008                       12            328,070          3.5            6,841,747        3.2           20.85
2009                        8             87,434          0.9            2,166,798        1.0           24.78
2010                       10            584,971          6.2           14,487,400        6.8           24.77
2011                       13            534,394          5.6           12,690,338        5.9           23.75
2012 and thereafter         5            792,124          8.4           24,690,780       11.5           31.17
                        -----          ---------        -----         ------------      -----          ------
                          648          9,470,770        100.0%        $214,195,381      100.0%         $22.62
                        =====          =========        =====         ============      =====          ======

---------
(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.


AUSTIN OFFICE PROPERTIES


                                                                                     PERCENTAGE
                                     NET RENTABLE    PERCENTAGE OF                    TOTAL OF       ANNUAL FULL-
                                         AREA         LEASED NET        ANNUAL       ANNUAL FULL-    SERVICE RENT
                        NUMBER OF     REPRESENTED    RENTABLE AREA   FULL-SERVICE    SERVICE RENT     PER SQUARE
                      TENANTS WITH    BY EXPIRING     REPRESENTED     RENT UNDER     REPRESENTED     FOOT OF NET
YEAR OF LEASE           EXPIRING        LEASES        BY EXPIRING      EXPIRING      BY EXPIRING    RENTABLE AREA
 EXPIRATION              LEASES      (SQUARE FEET)      LEASES         LEASES(1)       LEASES        EXPIRING(1)
-------------         ------------   -------------   -------------   -------------   -----------    -------------
2002                       27            106,664          6.2%         $ 2,885,611        6.3%         $27.05
2003                       31            245,621         14.3            6,302,573       13.6           25.66
2004                       16            346,464         20.1            8,601,907       18.6           24.83
2005                       24            531,494         30.9           14,145,259       30.6           26.61
2006                       16            318,543         18.5            9,316,294       20.2           29.25
2007                        9             58,713          3.4            1,678,589        3.6           28.59
2008                        3             49,094          2.9            1,527,704        3.3           31.12
2009                        2             27,193          1.6              756,076        1.6           27.80
2010                       --                 --           --                   --         --              --
2011                        2              3,773          0.2              148,601        0.3           39.39
2012 and thereafter         1             33,315          1.9              828,777        1.9           24.88
                        -----          ---------        -----          -----------      -----          ------
                          131          1,720,874        100.0%         $46,191,391      100.0%         $26.84
                        =====          =========        =====          ===========      =====          ======


---------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

DENVER OFFICE PROPERTIES


                                                                                     PERCENTAGE
                                     NET RENTABLE    PERCENTAGE OF                    TOTAL OF       ANNUAL FULL-
                                         AREA         LEASED NET        ANNUAL       ANNUAL FULL-    SERVICE RENT
                        NUMBER OF     REPRESENTED    RENTABLE AREA   FULL-SERVICE    SERVICE RENT     PER SQUARE
                      TENANTS WITH    BY EXPIRING     REPRESENTED     RENT UNDER     REPRESENTED     FOOT OF NET
YEAR OF LEASE           EXPIRING        LEASES        BY EXPIRING      EXPIRING      BY EXPIRING    RENTABLE AREA
 EXPIRATION              LEASES      (SQUARE FEET)      LEASES         LEASES(1)       LEASES        EXPIRING(1)
-------------         ------------   -------------   -------------   -------------   -----------    -------------
2002                       28            160,663         11.8%         $ 3,368,323       10.7%         $20.97
2003                       37            478,282         35.2           10.307.777       32.9           21.55
2004                       17            198,332         14.6            4,446,357       14.2           22.42
2005                       16            186,737         13.8            4,561,515       14.5           24.43
2006                       10             71,586          5.3            1,822,788        5.8           25.46
2007                        6             69,123          5.1            1,730.063        5.5           25.03
2008                        2             25,017          1.8              714,038        2.3           28.54
2009                        6            145,971         10.7            3,882,300       12.4           26.60
2010                        2              7,611          0.6              187,809        0.6           24.68
2011                        1              2,478          0.2               52,038        0.2           21.00
2012 and thereafter         1             12,071          0.9              307,811        0.9           25.50
                        -----          ---------        -----          -----------      -----          ------
                          126          1,357,871        100.0%         $31,380,819      100.0%         $23.11
                        =====          =========        =====          ===========      =====          ======


----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

                             RESORT/HOTEL PROPERTIES


         The following table shows certain information for the three months ended March 31, 2002, and 2001, with respect to the Company's Resort/Hotel Properties. The information for the Resort/Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which measure their performance based on available guest nights.


                                                                                            FOR THE QUARTER ENDED MARCH 31,
                                                                                       ----------------------------------------
                                                                                                                      REVENUE
                                                                                         AVERAGE       AVERAGE          PER
                                                                                        OCCUPANCY       DAILY        AVAILABLE
                                                                   YEAR                    RATE          RATE        ROOM/GUEST
                                                                 COMPLETED/            -----------   -----------    -----------
RESORT/HOTEL PROPERTY(1)                       LOCATION          RENOVATED    ROOMS    2002   2001   2002   2001    2002   2001
------------------------                       --------          ---------    -----    ----   ----   ----   ----    ----   ----
   UPSCALE BUSINESS CLASS HOTELS:
     Denver Marriott City Center             Denver, CO          1982/1994      613      66%    76%  $112   $126    $ 74   $ 96
     Hyatt Regency Albuquerque               Albuquerque, NM        1990        395      62     72    110     98      68     71
     Omni Austin Hotel                       Austin, TX             1986        375      68     74    124    141      84    104
     Renaissance Houston Hotel               Houston, TX         1975/2000      388      66     66    118    117      78     78
                                                                              -----    ----   ----   ----   ----    ----   ----
          TOTAL/WEIGHTED AVERAGE                                              1,771      65%    73%  $116   $121    $ 76   $ 88
                                                                              =====    ====   ====   ====   ====    ====   ====

   LUXURY RESORTS AND SPAS:
     Park Hyatt Beaver Creek Resort and Spa  Avon, CO               1989        275      81%    85%  $445   $431    $359   $365
     Sonoma Mission Inn & Spa                Sonoma, CA        1927/1987/1997   228      46     57    233    240     108    138
     Ventana Inn & Spa                       Big Sur, CA       1975/1982/1988    62      66     67    322    364     211    244
                                                                              -----    ----   ----   ----   ----    ----   ----
          TOTAL/WEIGHTED AVERAGE                                                565      65%    72%  $371   $363    $242   $260
                                                                              =====    ====   ====   ====   ====    ====   ====

                                                                             GUEST
   DESTINATION FITNESS RESORTS AND SPAS:                                     NIGHTS
                                                                             ------
     Canyon Ranch-Tucson                     Tucson, AZ             1980        259(2)
     Canyon Ranch-Lenox                      Lenox, MA              1989        212(2)
                                                                              -----    ----   ----   ----   ----    ----   ----
          TOTAL/WEIGHTED AVERAGE                                                471      86%    89%  $649   $651    $542   $559
                                                                              =====    ====   ====   ====   ====    ====   ====
                                                                                       ----   ----   ----   ----    ----   ----
   LUXURY AND DESTINATION FITNESS RESORTS COMBINED                                       75%    79%  $515   $507    $378   $396
                                                                                       ====   ====   ====   ====    ====   ====

          GRAND TOTAL/WEIGHTED AVERAGE FOR RESORT/HOTEL PROPERTIES                       69%    75%  $278   $274    $190   $205
                                                                                       ====   ====   ====   ====    ====   ====


---------

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

(2) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

                       RESIDENTIAL DEVELOPMENT PROPERTIES

         The following table shows certain information as of March 31, 2002, relating to the Residential Development Properties.


                          RESIDENTIAL                                               RESIDENTIAL
     Residential          DEVELOPMENT                                               DEVELOPMENT
     Development          PROPERTIES         TYPE OF                                CORPORATION'S
    Corporation              (RDP)            RDP(3)          LOCATION               OWNERSHIP %
----------------      ---------------        -------      ------------              ------------
Desert Mountain       Desert Mountain           SF        Scottsdale,  AZ                 93.0%

    Development
    Corporation(1)

The Woodlands         The Woodlands             SF        The Woodlands,  TX              42.5% (9)

    Land Company,
    Inc.(1)

Crescent              Bear Paw Lodge            CO        Avon, CO                        60.0%
    Resort            Eagle Ranch               SF        Eagle, CO                       60.0%
    Development,      Main Street
    Inc.(1)            Junction                 CO        Breckenridge, CO                30.0%
                      Main Street
                       Station                  CO        Breckenridge, CO                30.0%
                      Main Street Station
                       Vacation Club            TS        Breckenridge, CO                30.0%
                      Riverbend                 SF        Charlotte, NC                   60.0%
                      Three Peaks
                       (Eagle's Nest)           SF        Silverthorne, CO                30.0%
                      Park Place at
                       Riverfront               CO        Denver, CO                      64.0%
                      Park Tower at
                       Riverfront               CO        Denver, CO                      64.0%
                      Promenade Lofts
                       at Riverfront            CO        Denver, CO                      64.0%
                      Cresta                  TH/SFH      Edwards, CO                     60.0%
                      Snow Cloud                CO        Avon, CO                        64.0%
                      One Vendue Range          CO        Charleston, SC                  62.0%
                      Old Greenwood           SF/TS       Truckee, CA                     86.5%
                      Tahoe Mountain Resorts   (7)        Tahoe, CA

          TOTAL CRESCENT RESORT DEVELOPMENT, INC.


Mira Vista            Mira Vista                SF        Fort Worth, TX                 100.0%
    Development       The Highlands             SF        Breckenridge, CO                12.3%

    Corp.(2)
          TOTAL MIRA VISTA DEVELOPMENT CORP.


Houston Area          Falcon Point              SF        Houston, TX                    100.0%
    Development       Falcon Landing            SF        Houston, TX                    100.0%
    Corp.(2)          Spring Lakes              SF        Houston, TX                    100.0%


          TOTAL HOUSTON AREA DEVELOPMENT CORP.

              TOTAL




                            TOTAL            TOTAL                 AVERAGE
     TOTAL               LOTS/UNITS       LOTS/UNITS                CLOSED          RANGE OF
     LOTS/                DEVELOPED         CLOSED                SALE PRICE        PROPOSED
     UNITS                  SINCE            SINCE                 PER LOT/        SALE PRICES
    PLANNED               INCEPTION        INCEPTION             UNIT ($)(4)    PER LOT/UNIT ($)(5)
    -------              ----------       ----------             -----------    -------------------
       2,665                    2,352             2,214                 518,000           400,000 -     3,250,000 (6)
    ---------           --------------  ----------------



      37,554                   26,146            24,699                  57,000            16,000 -     1,035,000
    ---------           --------------  ----------------



          53 (7)                   53                52               1,450,000           665,000 -     2,025,000
       1,100 (7)                  405               351                 105,000            80,000 -       150,000

          36 (7)                   36                28                 467,000           300,000 -       580,000

          82 (7)                   82                68                 498,000           215,000 -     1,065,000

          42                       42                16               1,099,000           380,000 -     4,600,000
         650                      161               161                  30,000            25,000 -        38,000

         391                      253               176                 253,000           135,000 -       425,000

          70 (7)                   70                60                 417,000           195,000 -     1,445,000

          61 (7)                   61                35                 561,000           180,000 -     2,100,000

          66                       66                51                 410,000           180,000 -     2,100,000
          25 (7)                   19                16               1,885,000         1,900,000 -     2,600,000
          54 (7)                   26                23               1,721,000           840,000 -     4,545,000
          49 (7)                    -                 -                     N/A           450,000 -     3,100,000
         249                        -                 -                     N/A              N/A              N/A
           - (8)                    - (8)             - (8)                 N/A              N/A              N/A
    ---------           --------------  ----------------
       2,928                    1,274             1,037
    ---------           --------------  ----------------

         740                      740               697                  99,000            50,000 -       265,000
         750                      480               442                 193,000            55,000 -       625,000
    ---------           --------------  ----------------

       1,490                    1,220             1,139
    ---------           --------------  ----------------

         510                      364               312                  42,000            28,000 -        52,000
         623                      566               509                  21,000            22,000 -        26,000
         520                      338               283                  31,000            35,000 -        50,000
    ---------           --------------  ----------------

       1,653                    1,268             1,104
    ---------           --------------  ----------------

      46,290                   32,260            30,193
    =========           ==============  ================


----------
(1) On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's interest in DMDC, TWLC and CRDI resulting in ownership interests of 100%, 100% and approximately 96%, respectively.

(2) The Company has an approximately 94% ownership interest in each of MVDC and HADC through ownership of non-voting common stock.

(3) SF (Single-Family Lots); CO (Condominium:; TH (Townhome); SFH (Single Family Homes) and TS (Timeshare Equivalent Units).

(4)      Based on lots/units closed during the Company's ownership period.

(5)      Based on existing inventory of developed lots and lots to be developed.

(6)      Includes golf membership, which as of March 31, 2002, is $225,000.

(7) As of March 31, 2002, one unit was under contract at Bear Paw Lodge representing $1.6 million in sales; 11 lots were under contract at Eagle Ranch representing $1.6 million in sales; one unit was under contract at Main Street Junction representing $0.4 million in sales; seven units were under contract at Main Street Station representing $3.0 million in sales; one unit was under contract at Park Place at Riverfront representing $.7 million in sales; six units were under contract at Park Tower at Riverfront representing $7.2 million in sales; one unit was under contract at Cresta representing $1.8 million in sales; 22 units were under contract at Snow Cloud representing $39.0 million in sales and 41 units were under contract at One Vendue Range representing $47.9 million in sales.

(8) This project is in the early stages of development, and this information is not available as of March 31, 2002.

(9) Distributions are made to partners based on specified payout percentages. During the three months ended March 31, 2002, the payout percentage to the Company was 52.5%.

                   TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

           The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of March 31, 2002:


                                  TOTAL CUBIC       TOTAL                                        TOTAL CUBIC       TOTAL
                   NUMBER OF        FOOTAGE       SQUARE FEET                    NUMBER OF         FOOTAGE      SQUARE FEET
    STATE         PROPERTIES(1)   (IN MILLIONS)   (IN MILLIONS)    STATE        PROPERTIES(1)    (IN MILLIONS)  (IN MILLIONS)
    -----         -------------   -------------   -------------    -----        -------------    -------------  -------------
Alabama                      4           10.7            0.3    Missouri(2)                2            46.8            2.8
Arizona                      1            2.9            0.1    Nebraska                   2             4.4            0.2
Arkansas                     6           33.1            1.0    New York                   1            11.8            0.4
California                   9           28.6            1.1    North Carolina             3            10.0            0.4
Colorado                     1            2.8            0.1    Ohio                       1             5.5            0.2
Florida                      5            7.5            0.3    Oklahoma                   2             2.1            0.1
Georgia                      8           49.5            1.7    Oregon                     6            40.4            1.7
Idaho                        2           18.7            0.8    Pennsylvania               2            27.4            0.9
Illinois                     2           11.6            0.4    South Carolina             1             1.6            0.1
Indiana                      1            9.1            0.3    South Dakota               1             2.9            0.1
Iowa                         2           12.5            0.5    Tennessee                  3            10.6            0.4
Kansas                       2            5.0            0.2    Texas                      2             6.6            0.2
Kentucky                     1            2.7            0.1    Utah                       1             8.6            0.4
Maine                        1            1.8            0.2    Virginia                   2             8.7            0.3
Massachusetts                5           10.5            0.5    Washington                 6            28.7            1.1
Mississippi                  1            4.7            0.2    Wisconsin                  3            17.4            0.6
                                                                                -------------    ------------   ------------
                                                                TOTAL                     89  (3)      445.2  (3)      17.7 (3)
                                                                                =============    ============   ============


----------
(1) As of March 31, 2002, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 89 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Company has no interest. The Temperature-Controlled Logistics Corporation is entitled to receive lease payments from AmeriCold Logistics.

(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.

(3) As of March 31, 2002, AmeriCold Logistics operated 100 temperature-controlled logistics properties with an aggregate of approximately 524.6 million cubic feet (20.2 million square feet).

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

INTEREST RATE RISK

         The Company's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Company had total outstanding debt of approximately $2.4 billion at March 31, 2002, of which approximately $418.1 million, or approximately 17%, was unhedged variable-rate debt. The weighted average interest rate on such variable-rate debt was 4.09% as of March 31, 2002. A 10% (40.9 basis point) increase in the weighted average interest rate on such variable-rate debt would result in an annual decrease in net income and cash flows of approximately $1.7 million based on the unhedged variable-rate debt outstanding as of March 31, 2002, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (40.9 basis point) decrease in the weighted average interest rate on such unhedged variable-rate debt would result in an annual increase in net income and cash flows of approximately $1.7 million based on the unhedged variable rate debt outstanding as of March 31, 2002, as a result of the decreased interest expense associated with the change in rate.

CASH FLOW HEDGES

         The Company uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. A description of these derivative financial instruments is contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Flow Hedges" and is incorporated by reference into this Item 3.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

               During the three months ended March 31, 2002, Crescent Equities issued an aggregate of 5,368 common shares to holders of Operating Partnership units in exchange for 2,684 units. The issuances of common shares were exempt from registration as private placements under
          Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Crescent Equities has registered the resale of such common shares under the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   Exhibits

   EXHIBIT
   NUMBER           DESCRIPTION OF EXHIBIT
   -------          ----------------------

     3.01 Restated Declaration of Trust of Crescent Real Estate Equities Company, as amended (filed as Exhibit No. 3.1 to the Registrant's Current Report on Form 8-K filed April 25, 2002 (the "April 2002 8-K") and incorporated herein by reference).

     3.02 Amended and Restated Bylaws of Crescent Real Estate Equities Company, as amended (filed as Exhibit No. 3.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

     4.01 Form of Common Share Certificate (filed as Exhibit No. 4.03 to the Registrant's Registration Statement on Form S-3 (File No. 333-21905) and incorporated herein by reference)

     4.02 Statement of Designation of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company dated February 13, 1998 (filed as Exhibit No. 4.07 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 10-K") and incorporated herein by reference)

     4.03 Form of Certificate of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4 to the Registrant's Registration Statement on Form 8-A/A filed on February 18, 1998 and incorporated by reference)

     4.04 Statement of Designation of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company dated April 25, 2002 (filed as Exhibit No. 4.1 to the April 2002 8-K and incorporated herein by reference).

   EXHIBIT
   NUMBER           DESCRIPTION OF EXHIBIT
   -------          ----------------------

     10.01* Employment Agreement by and between Crescent Real Estate Equities Limited Partnership, Crescent Real Estate Equities Company and John C. Goff, dated as of February 19, 2002

     10.02* Restricted Stock Agreement by and between Crescent Real Estate Equities Company and John C. Goff, dated as of February 19, 2002

     10.03* Unit Option Agreement Pursuant to the 1996 Plan by and between Crescent Real Estate Equities Limited Partnership and John C. Goff, dated as of February 19, 2002

     10.04* Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and John C. Goff, dated as of February 19, 2002

     10.05* Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Dennis H. Alberts, dated as of February 19, 2002

     10.06* Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Kenneth S. Moczulski, dated as of February 19, 2002

     10.07* Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and David M. Dean, dated as of February 19, 2002

     10.08* Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Jane E. Mody, dated as of February 19, 2002

     10.09* Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Jerry R. Crenshaw, Jr., dated as of February 19, 2002

     10.10* Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Jane B. Page, dated as of February 19, 2002

     10.11* Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and John L. Zogg, Jr., dated as of February 19, 2002

     10.12* Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Dennis H. Alberts, dated as of March 5, 2001


---------------------------
*Filed Herewith


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

                                     CRESCENT REAL ESTATE EQUITIES COMPANY
                                                (Registrant)

                                     By      /s/ John C. Goff
                                       -----------------------------------------
                                                 John C. Goff
         Date: May 10, 2002                      Vice Chairman of the Board and
                                                 Chief Executive Officer



                                     By      /s/ Jerry R. Crenshaw, Jr.
                                       -----------------------------------------
                                                 Jerry R. Crenshaw, Jr.
                                                 Senior Vice President and Chief
                                                 Financial Officer
         Date: May 10, 2002                      (Principal Financial and
                                                 Accounting Officer)

                               INDEX TO EXHIBITS



   EXHIBIT
   NUMBER           DESCRIPTION OF EXHIBIT
   -------          ----------------------

     3.01           Restated Declaration of Trust of Crescent Real Estate
                    Equities Company, as amended (filed as Exhibit No. 3.01 to the Registrant's Current Report on Form 8-K filed April 25,
                    2002 and incorporated herein by reference).

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


   EXHIBIT
   NUMBER           DESCRIPTION OF EXHIBIT
   -------          ----------------------

     10.01*         Employment Agreement by and between Crescent Real Estate
                    Equities Limited Partnership, Crescent Real Estate Equities
                    Company and John C. Goff, dated as of February 19, 2002

     10.02*         Restricted Stock Agreement by and between Crescent Real
                    Estate Equities Company and John C. Goff, dated as of
                    February 19, 2002

     10.03* Unit Option Agreement Pursuant to the 1996 Plan by and between Crescent Real Estate Equities Limited Partnership and John C. Goff, dated as of February 19, 2002

     10.04*         Unit Option Agreement by and between Crescent Real Estate
                    Equities Limited Partnership and John C. Goff, dated as of
                    February 19, 2002

     10.05*         Unit Option Agreement by and between Crescent Real Estate
                    Equities Limited Partnership and Dennis H. Alberts, dated as of February 19, 2002

     10.06*         Unit Option Agreement by and between Crescent Real Estate
                    Equities Limited Partnership and Kenneth S. Moczulski, dated as of February 19, 2002

     10.07*         Unit Option Agreement by and between Crescent Real Estate
                    Equities Limited Partnership and David M. Dean, dated as of
                    February 19, 2002

     10.08*         Unit Option Agreement by and between Crescent Real Estate
                    Equities Limited Partnership and Jane E. Mody, dated as of
                    February 19, 2002

     10.09*         Unit Option Agreement by and between Crescent Real Estate
                    Equities Limited Partnership and Jerry R. Crenshaw, Jr., dated as of February 19, 2002

     10.10*         Unit Option Agreement by and between Crescent Real Estate
                    Equities Limited Partnership and Jane B. Page, dated as of
                    February 19, 2002

     10.11*         Unit Option Agreement by and between Crescent Real Estate
                    Equities Limited Partnership and John L. Zogg, Jr., dated as of February 19, 2002

     10.12*         Unit Option Agreement by and between Crescent Real Estate
                    Equities Limited Partnership and Dennis H. Alberts, dated as of March 5, 2001


---------------
*Filed Herewith