Form 10-Q
period 2002-06-30
CRESCENT REAL ESTATE EQUITIES CO
filed 2002-08-14
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 2002
                           COMMISSION FILE NO. 1-13038


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
               (Address of principal executive offices) (Zip code)


        Registrant's telephone number, including area code (817) 321-2100


Number of shares outstanding of each of the registrant's classes of preferred and common shares, as of August 7, 2002.

         Series A Preferred Shares, par value $.01 per share:   10,800,000
         Series B Preferred Shares, par value $.01 per share:    3,400,000
              Common Shares, par value $.01 per share:         103,787,698

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


                                                                                                      PAGE
PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001
           (audited).............................................................................        2

           Consolidated Statements of Operations for the three and six months ended June
           30, 2002 and 2001 (unaudited).........................................................        3

           Consolidated Statement of Shareholders' Equity for the six months ended
           June 30, 2002 (unaudited).............................................................        4

           Consolidated Statements of Cash Flows for the six months ended June 30, 2002
           and 2001 (unaudited)..................................................................        5

           Notes to Financial Statements.........................................................        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       40

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................       95

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................       95

Item 2.    Changes in Securities.................................................................       95

Item 3.    Defaults Upon Senior Securities.......................................................       95

Item 4.    Submission of Matters to a Vote of Security Holders...................................       96

Item 5.    Other Information.....................................................................       96

Item 6.    Exhibits and Reports on Form 8-K......................................................       96

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   2002             2001
                                                                               -------------    -------------
                                                                                (UNAUDITED)       (AUDITED)
ASSETS:
 Investments in real estate:
   Land                                                                        $     312,337    $     249,266
   Land held for investment or development                                           473,138           92,951
   Building and improvements                                                       3,051,494        2,938,669
   Furniture, fixtures and equipment                                                 108,580           72,247
   Properties held for disposition, net                                               47,470           64,694
   Less -  accumulated depreciation                                                 (720,350)        (637,904)
                                                                               -------------    -------------
             Net investment in real estate                                         3,272,669        2,779,923

   Cash and cash equivalents                                                          67,584           36,285
   Restricted cash and cash equivalents                                               96,576          115,531
   Accounts receivable, net                                                           40,601           28,654
   Deferred rent receivable                                                           66,482           66,362
   Investments in real estate mortgages and equity
       of unconsolidated companies                                                   532,976          838,317
   Notes receivable, net                                                             109,090          132,065
   Income tax asset-current and deferred, net                                         37,671               --
   Other assets, net                                                                 199,131          145,012
                                                                               -------------    -------------
               Total assets                                                    $   4,422,780    $   4,142,149
                                                                               =============    =============


LIABILITIES:
   Borrowings under Credit Facility                                            $     136,500    $     283,000
   Notes payable                                                                   2,335,931        1,931,094
   Accounts payable, accrued expenses and other liabilities                          339,655          220,068
                                                                               -------------    -------------
              Total liabilities                                                    2,812,086        2,434,162
                                                                               -------------    -------------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
Operating partnership, 6,591,234 and 6,594,521 units,
       respectively                                                                   63,352           69,910
  Consolidated real estate partnerships                                               95,894          232,137
                                                                               -------------    -------------
              Total minority interests                                               159,246          302,047
                                                                               -------------    -------------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par value, authorized 100,000,000 shares:
   6 3/4% Series A Convertible Cumulative Preferred Shares,
      liquidation preference $25.00 per share,
      10,800,000 and 8,000,000 shares issued and outstanding
      at June 30, 2002 and December 31, 2001, respectively                           248,160          200,000
   9 1/2% Series B Cumulative Preferred Shares,
      liquidation preference of $25.00 per share,
      3,400,000 shares issued and outstanding at June 30, 2002                        81,923               --
  Common shares, $.01 par value, authorized 250,000,000 shares,
      123,975,115 and 123,396,017 shares issued and outstanding
      at June 30, 2002 and December 31, 2001, respectively                             1,233            1,227
   Additional paid-in capital                                                      2,240,125        2,234,360
   Deferred compensation on restricted shares                                         (5,253)              --
   Accumulated deficit                                                              (699,915)        (638,435)
   Accumulated other comprehensive income                                            (26,587)         (31,484)
                                                                               -------------    -------------
                                                                                   1,839,686        1,765,668

Less - shares held in treasury, at cost, 20,270,953 and 18,770,418
      common shares at June 30, 2002 and December 31, 2001, respectively            (388,238)        (359,728)
                                                                               -------------    -------------
              Total shareholders' equity                                           1,451,448        1,405,940
                                                                               -------------    -------------

              Total liabilities and shareholders' equity                       $   4,422,780    $   4,142,149
                                                                               =============    =============



   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)



                                                                                    FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                                        ENDED JUNE 30,           ENDED JUNE 30,
                                                                                   ----------------------    ----------------------
                                                                                     2002         2001         2002         2001
                                                                                   ---------    ---------    ---------    ---------
                                                                                        (UNAUDITED)                (UNAUDITED)
REVENUE:
   Office property                                                                 $ 141,540    $ 155,426    $ 285,011    $ 308,229
   Resort/Hotel property                                                              53,523       16,125       92,047       32,074
   Residential Development property                                                   84,985           --      133,050           --
   Interest and other income                                                           1,843       17,634        4,069       26,637
                                                                                   ---------    ---------    ---------    ---------
      Total revenue                                                                  281,891      189,185      514,177      366,940
                                                                                   ---------    ---------    ---------    ---------

EXPENSE:
   Office property real estate taxes                                                  20,651       22,059       41,923       44,747
   Office property operating expenses                                                 42,130       44,690       86,685       88,249
   Resort/Hotel property expense                                                      42,212           --       66,102           --
   Residential Development property expense                                           76,994           --      119,209           --
   Corporate general and administrative                                                5,333        6,889       11,725       12,153
   Interest expense                                                                   46,450       46,833       88,722       94,281
   Amortization of deferred financing costs                                            2,701        2,307        5,021        4,732
   Depreciation and amortization                                                      35,329       30,446       69,151       60,459
   Impairment and other charges related
     to real estate assets                                                                --       13,174           --       15,324
                                                                                   ---------    ---------    ---------    ---------
      Total expense                                                                  271,800      166,398      488,538      319,945
                                                                                   ---------    ---------    ---------    ---------

      Operating income                                                                10,091       22,787       25,639       46,995
                                                                                   ---------    ---------    ---------    ---------

OTHER INCOME AND EXPENSE:
   Equity in net income (loss) of unconsolidated companies:
      Office properties                                                                1,471        1,228        2,781        2,321
      Residential development properties                                               6,179        9,732       18,662       20,440
      Temperature-controlled logistics properties                                       (417)       1,632         (727)       4,351
      Other                                                                             (465)        (636)      (4,526)       1,210
                                                                                   ---------    ---------    ---------    ---------
   Total equity in net income of unconsolidated companies                              6,768       11,956       16,190       28,322
                                                                                   ---------    ---------    ---------    ---------


   Loss on property sales, net                                                            --         (702)          --         (372)
                                                                                   ---------    ---------    ---------    ---------
      Total other income and expense                                                   6,768       11,254       16,190       27,950
                                                                                   ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES, MINORITY INTERESTS,
   DISCONTINUED OPERATIONS, EXTRAORDINARY ITEM
   AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                          16,859       34,041       41,829       74,945
      Minority interests                                                              (5,059)      (8,337)     (13,102)     (18,089)
      Income tax (expense) benefit                                                      (418)          --        3,865           --
                                                                                   ---------    ---------    ---------    ---------

INCOME BEFORE DISCONTINUED OPERATIONS, EXTRAORDINARY
   ITEM AND CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE                                                               11,382       25,704       32,592       56,856

      Discontinued operations - income and gain on assets sold and held for sale         569           60        3,785          156
      Extraordinary item - extinguishment of debt                                         --      (10,802)          --      (10,802)
      Cumulative effect of a change in accounting principle                               --           --      (10,465)          --
                                                                                   ---------    ---------    ---------    ---------

NET INCOME                                                                            11,951       14,962       25,912       46,210

6 3/4% Series A Preferred Share distributions                                         (4,215)      (3,375)      (7,590)      (6,750)
9 1/2% Series B Preferred Share distributions                                         (1,009)          --       (1,009)          --
                                                                                   ---------    ---------    ---------    ---------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                        $   6,727    $  11,587    $  17,313    $  39,460
                                                                                   =========    =========    =========    =========


BASIC EARNINGS (LOSS) PER SHARE DATA:
   Net income before discontinued operations, extraordinary item and
   cumulative effect of a change in accounting principle                           $    0.06    $    0.21    $    0.23    $    0.47
   Discontinued operations - income and gain on assets sold and held for sale           0.01           --         0.04           --
   Extraordinary item - extinguishment of debt                                            --        (0.10)          --        (0.10)
   Cumulative effect of a change in accounting principle                                  --           --        (0.10)          --
                                                                                   ---------    ---------    ---------    ---------

   Net income - basic                                                              $    0.07    $    0.11    $    0.17    $    0.37
                                                                                   =========    =========    =========    =========


DILUTED EARNINGS (LOSS) PER SHARE DATA:
   Net income before discontinued operations, extraordinary item and
   cumulative effect of a change in accounting principle                           $    0.06    $    0.20    $    0.23    $    0.46
   Discontinued operations - income and gain on assets sold and held for sale           0.01           --         0.04           --
   Extraordinary item - extinguishment of debt                                            --        (0.10)          --        (0.10)
   Cumulative effect of a change in accounting principle                                  --           --        (0.10)          --
                                                                                   ---------    ---------    ---------    ---------

   Net income - diluted                                                            $    0.07    $    0.10    $    0.17    $    0.36
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

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                             CONSOLIDATED STATEMENT
                             OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)
                                  (unaudited)



                                                     Series A              Series B
                                                  Preferred Shares      Preferred Shares       Treasury Shares        Common Shares
                                               ---------------------  ---------------------  ----------------------   -------------
                                                 Shares   Net Value     Shares    Net Value    Shares     Net Value       Shares
                                               ---------- ----------  ----------  ---------  ----------   ---------    -----------
SHAREHOLDERS' EQUITY,
 December 31, 2001                              8,000,000 $  200,000          --   $    --   18,770,418   $(359,728)   123,396,017

Issuance of Preferred Shares                    2,800,000     48,160   3,400,000    81,923           --          --             --

Issuance of Common Shares                              --         --          --        --           --          --          4,424

Exercise of Common Share Options                       --         --          --        --           --          --        268,100

Deferred Compensation                                  --         --          --        --           --          --        300,000

Issuance of Shares in Exchange for Operating
   Partnership Units                                   --         --          --        --           --          --          6,574

Share Repurchases                                      --         --          --        --    1,500,535     (28,510)            --

Dividends Paid                                         --         --          --        --           --          --             --

Net Income                                             --         --          --        --           --          --             --

Unrealized Loss on Marketable Securities               --         --          --        --           --          --             --

Unrealized Net Gain on Cash Flow Hedges                --         --          --        --           --          --             --

                                               ---------- ----------  ----------   -------   ----------   ---------    -----------

SHAREHOLDERS' EQUITY, June 30, 2002            10,800,000 $  248,160   3,400,000   $81,923   20,270,953   $(388,238)   123,975,115
                                               ========== ==========  ==========   =======   ==========   =========    ===========


                                                                            Deferred                    Accumulated
                                                             Additional   Compensation                     Other
                                              Common Shares    Paid-in    on Restricted   Accumulated   Comprehensive
                                                Par Value      Capital        Shares        Deficit         Income          Total
                                              -------------  -----------  -------------   -----------   -------------   -----------
SHAREHOLDERS' EQUITY,
 December 31, 2001                             $     1,227   $ 2,234,360   $        --    $  (638,435)   $   (31,484)   $ 1,405,940

Issuance of Preferred Shares                            --            --            --             --             --        130,083

Issuance of Common Shares                               --            84            --             --             --             84

Exercise of Common Share Options                         3           409            --             --             --            412

Deferred Compensation                                    3         5,250        (5,253)            --             --             --

Issuance of Shares in Exchange for Operating
   Partnership Units                                    --            22            --             --             --             22

Share Repurchases                                       --            --            --             --             --        (28,510)

Dividends Paid                                          --            --            --        (78,793)            --        (78,793)

Net Income                                              --            --            --         17,313             --         17,313

Unrealized Loss on Marketable Securities                --            --            --             --         (1,149)        (1,149)

Unrealized Net Gain on Cash Flow Hedges                 --            --            --             --          6,046          6,046
                                               -----------   -----------   -----------    -----------    -----------    -----------

SHAREHOLDERS' EQUITY, June 30, 2002            $     1,233   $ 2,240,125   $    (5,253)   $  (699,915)   $   (26,587)   $ 1,451,448
                                               ===========   ===========   ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)


                                                                                         FOR THE SIX MONTHS
                                                                                            ENDED JUNE 30,
                                                                                   ------------------------------
                                                                                        2002            2001
                                                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $      25,912    $      46,210
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                                        74,172           65,907
     Amortization of capitalized residential development costs                            94,088               --
     Expenditures for capitalized residential development costs                          (57,250)              --
     Extraordinary item - extinguishment of debt                                              --           10,802
     Impairment and other charges related to
       real estate assets                                                                     --           15,324
     (Gain) loss on property sales, net                                                   (4,499)             372
     Minority interests                                                                   13,102           18,089
     Cumulative effect of a change in accounting principle                                10,465               --
     Non-cash compensation                                                                    84               78
     Distributions received in excess of earnings from
       unconsolidated companies:
       Office properties                                                                      --              391
       Temperature-controlled logistics                                                       --            2,067
       Other                                                                                  --            1,796
     Equity in (earnings) loss net of distributions received from unconsolidated companies:
       Office properties                                                                    (373)              --
       Residential development properties                                                 (5,866)          (8,710)
       Temperature-controlled logistics                                                      727               --
       Other                                                                               5,522               --
     Change in assets and liabilities, net of effects of COPI transaction:
       Restricted cash and cash equivalents                                               13,992           11,980
       Accounts receivable                                                                11,391          (12,649)
       Deferred rent receivable                                                           (1,124)          (1,651)
       Income tax asset-current and deferred                                             (15,887)              --
       Other assets                                                                        9,042           17,634
       Accounts payable, accrued expenses and other liabilities                          (69,770)         (49,837)
                                                                                   -------------    -------------
       Net cash provided by operating activities                                         103,728          117,803
                                                                                   -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash impact of COPI transaction                                                  38,226               --
     Proceeds from property sales                                                         20,381           17,633
     Proceeds from joint venture partner                                                      --           16,285
     Acquisition of rental properties                                                     (8,410)              --
     Development of investment properties                                                 (1,178)         (21,669)
     Capital expenditures - office properties                                             (7,757)          (7,397)
     Capital expenditures - hotel properties                                             (10,230)         (11,014)
     Tenant improvement and leasing costs - office properties                            (18,028)         (22,285)
     Decrease in restricted cash and cash equivalents                                      8,931            3,109
     Return of investment in unconsolidated companies:
       Office properties                                                                     256            4,612
       Residential development properties                                                  8,082           11,151
       Other                                                                                  --           11,975
     Investment in unconsolidated companies:
       Office                                                                                 --             (260)
       Residential development properties                                                (24,478)         (50,824)
       Temperature-controlled logistics                                                     (128)          (5,589)
       Other                                                                                (446)            (785)
     Increase in notes receivable                                                         (6,840)         (13,693)
                                                                                   -------------    -------------
       Net cash used in investing activities                                              (1,619)         (68,751)
                                                                                   -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt financing costs                                                                (10,057)         (14,754)
     Borrowings under UBS Facility                                                            --          105,000
     Payments under UBS Facility                                                              --         (658,452)
     Borrowings under Fleet Facility                                                     110,000          400,000
     Payments under Fleet Facility                                                      (256,500)         (30,000)
     Notes Payable proceeds                                                              375,000          381,240
     Notes Payable payments                                                              (99,320)         (99,668)
     Purchase of GMAC preferred interest                                                (187,000)              --
     Capital distributions - joint venture preferred equity                               (6,437)         (11,167)
     Capital distributions - joint venture partner                                        (1,202)          (1,456)
     Proceeds from exercise of share options                                                 412            5,086
     Common share repurchases held in Treasury                                           (28,510)              --
     Issuance of preferred shares-Series A                                                48,160               --
     Issuance of preferred shares-Series B                                                81,923               --
     6 3/4% Series A Preferred Share distributions                                        (7,590)          (6,750)
     9 1/2% Series B Preferred Share distributions                                        (1,009)              --
     Dividends and unitholder distributions                                              (88,680)        (133,583)
                                                                                   -------------    -------------
       Net cash used in financing activities                                             (70,810)         (64,504)
                                                                                   -------------    -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          31,299          (15,452)
CASH AND CASH EQUIVALENTS,
     Beginning of period                                                                  36,285           38,966
                                                                                   -------------    -------------
CASH AND CASH EQUIVALENTS,
     End of period                                                                 $      67,584    $      23,514
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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1. ORGANIZATION AND BASIS OF PRESENTATION:

ORGANIZATION

         Crescent Real Estate Equities Company ("Crescent Equities") operates as a real estate investment trust for federal income tax purposes (a "REIT") and, together with its subsidiaries, provides management, leasing and development services for some of its properties.

         The term "Company" includes, unless the context otherwise indicates, Crescent Equities, a Texas REIT, and all of its direct and indirect subsidiaries.

         The direct and indirect subsidiaries of Crescent Equities at June 30, 2002 included:

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

         The Company is structured to facilitate and maintain the qualification of Crescent Equities as a REIT. The following table shows the consolidated subsidiaries of the Company that owned or had interest in real estate assets (the "Properties") and the properties that each subsidiary owned or had an interest in as of June 30, 2002.

     Operating Partnership          Wholly-owned assets - The Avallon IV, Datran
                                    Center (two office properties), Houston
                                    Center (three office properties) and The
                                    Park Shops at Houston Center. These
                                    Properties are included in the Company's
                                    Office Segment.

                                    Joint Venture assets, consolidated - 301
                                    Congress Avenue (50% interest) and The
                                    Woodlands Office Properties (85.6% interest)
                                    (six office properties). These Properties are included in the Company's Office
                                    Segment.

                                    Joint Venture assets, unconsolidated - Bank
                                    One Center (50% interest), Bank One Tower
                                    (20% interest) and Four Westlake Park (20% interest). These Properties are included in the Company's Office Segment. Currently under construction is the 5 Houston Center office property (25% interest), which will be included in the Company's Office Segment when construction is complete.

                                    Equity Investments - Mira Vista (94%
                                    interest), The Highlands (11.6% interest),
                                    Falcon Point (94% interest), Falcon Landing
                                    (94% interest) and Spring Lakes (94%
                                    interest). These Properties are included in the Company's Residential Development
                                    Segment.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)



     Crescent TRS Holding          Equity Investments - Desert Mountain
     Corp.                         (93% interest) and The Woodlands (42.5%
                                   interest).  These Properties are included in
                                   the Company's Residential Development Segment.

     COPI Colorado, L.P.           Equity Investments - Bear Paw Lodge (60%
                                   interest), Eagle Ranch (60% interest), Main
                                   Street Junction (30% interest), Main Street
                                   Station (30% interest), Main Street Station
                                   Vacation Club (30% interest), Riverbend (60%
                                   interest), Three Peaks (Eagle's Nest) (30%
                                   interest), Park Place at Riverfront (64%
                                   interest), Park Tower at Riverfront (64%
                                   interest), Promenade Lofts at Riverfront
                                   (64% interest), Cresta (60% interest), Snow
                                   Cloud (64% interest), One Vendue Range (62%
                                   interest), Old Greenwood (71.2% interest)
                                   and Northstar Mountain Properties (57%
                                   interest). These Properties are included in
                                   the Company's Residential Development
                                   Segment.

     Crescent Real Estate          Wholly-owned assets - The Aberdeen, The
     Funding I, L.P.               Avallon I, II & III, Carter Burgess Plaza,
     ("Funding I")                 The Citadel, The Crescent Atrium, The
                                   Crescent Office Towers, Regency Plaza One,
                                   Waterside Commons and 125 E. John Carpenter
                                   Freeway. These Properties are included in
                                   the Company's Office Segment.

     Crescent Real Estate          Wholly owned assets - Albuquerque Plaza,
     Funding II, L.P.              Barton Oaks Plaza, Briargate Office and
     ("Funding II")                Research Center, Las Colinas Plaza, Liberty
                                   Plaza I & II, MacArthur Center I & II,
                                   Ptarmigan Place, Stanford Corporate Center,
                                   Two Renaissance Square and 12404 Park
                                   Central. These Properties are included in
                                   the Company's Office Segment. Also, the
                                   Hyatt Regency Albuquerque and the Park Hyatt
                                   Beaver Creek Resort & Spa, both of which are
                                   included in the Company's Resort/Hotel
                                   Segment

     Crescent Real Estate          Wholly-owned assets - Greenway Plaza Office
     Funding III, IV and V,        Properties (ten office properties), included
     L.P. ("Funding III, IV        in the Company's Office Segment, and
     and V")(1)                    Renaissance Houston Hotel, included in the
                                   Company's Resort/Hotel Segment.


     Crescent Real Estate          Wholly-owned assets - Canyon Ranch - Lenox,
     Funding VI, L.P.              included in the Company's Resort/Hotel Segment.
     ("Funding VI")

     Crescent Real Estate          Wholly-owned assets - nine behavioral healthcare
     Funding VII, L.P.             properties, all of which are classified as Properties
     ("Funding VII")               Held for Disposition.

     Crescent Real Estate          Wholly-owned assets - The Addison, Addison Tower,
     Funding VIII, L.P.            Austin Centre, The Avallon V, Frost Bank Plaza,
     ("Funding VIII")              Greenway I & IA (two office properties),
                                   Greenway II, Palisades Central I,
                                   Palisades Central II, Stemmons Place, Three
                                   Westlake Park, Trammell Crow Center, 3333
                                   Lee Parkway, 1800 West Loop South and 5050
                                   Quorum. These Properties are included in the
                                   Company's Office Segment. Also, Canyon Ranch
                                   - Tucson, Omni Austin Hotel, Sonoma Mission
                                   Inn & Spa and Ventana Inn & Spa, which are
                                   included in the Company's Resort/Hotel
                                   Segment.

     Crescent Real Estate          Wholly-owned assets - Chancellor Park, MCI Tower,
     Funding IX, L.P.              Miami Center, Reverchon Plaza, 44 Cook Street,
     ("Funding IX")(2)             55 Madison and 6225 N. 24th Street (3).  These
                                   Properties are included in the Company's Office
                                   Segment.  Also, the Denver Marriott City Center,
                                   which is included in the Company's Resort/Hotel Segment.

     Crescent Real Estate          Wholly-owned assets - Fountain Place and
     Funding X, L.P.               Post Oak Central (three Office Properties), all of
     ("Funding X")                 which are included in the Company's Office Segment.

     Crescent Spectrum             Wholly-owned assets - Spectrum Center, included
     Center, L.P.(4)               in the Company's Office Segment.


----------

(1) Funding III owns nine of the ten office properties in the Greenway Plaza office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns 9 Greenway, the remaining office property in the Greenway Plaza office portfolio.

(2) Funding IX holds its interests in Chancellor Park and Miami Center through its 100% membership interests in the owners of the Properties, Crescent Chancellor Park, LLC and Crescent Miami Center, LLC.

(3)      This Office Property was sold subsequent to June 30, 2002.

(4) Crescent Spectrum Center, L.P. holds its interest in Spectrum Center through its ownership of the underlying land and notes and a mortgage on the Property.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)



         See "Note 7. "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" for a table that lists the Company's ownership in significant unconsolidated subsidiaries, including joint ventures and equity investments as of June 30, 2002.

         See "Note 8. Notes Payable and Borrowings under Fleet Facility" for a list of certain other subsidiaries of the Company, all of which are consolidated in the Company's financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.

         On February 14, 2002, the Company executed an agreement with Crescent Operating, Inc. ("COPI"), pursuant to which COPI transferred to the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and substantially all of COPI's voting common stock in three of the Company's Residential Development Corporations. See "Note 16. COPI" for additional information related to the Company's agreement with COPI.

         As of June 30, 2002, Crescent SH IX, Inc. ("SH IX"), a subsidiary of the General Partner, owned 14,468,623 common shares of beneficial interest in Crescent Equities. See "Note 14. Shareholders' Equity - Share Repurchase Program."

SEGMENTS

                  The assets and operations of the Company were divided among four investment segments at June 30, 2002;

         o        the Office Segment;

         o        the Resort/Hotel Segment;

         o        the Residential Development Segment; and

         o        the Temperature-Controlled Logistics Segment.

                  The assets owned in whole or in part by the Company as of June 30, 2002 are classified within these investment segments as follows:

         o OFFICE SEGMENT consisted of 64 wholly-owned office properties (including three retail properties) and 10 office properties, seven of which are consolidated and three of which are unconsolidated, in which the Company has a joint venture interest (collectively referred to as the "Office Properties") located in 26 metropolitan submarkets in six states, with an aggregate of approximately 28.3 million net rentable square feet. Additionally, the Company is developing an office property in Houston, Texas through an unconsolidated entity that will be included in the Office Segment upon completion.

         o RESORT/HOTEL SEGMENT consisted of five luxury and destination fitness resorts and spas with a total of 1,036 rooms/guest nights and four upscale business-class hotel properties with a total of 1,771 rooms (collectively referred to as the "Resort/Hotel Properties").

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Company's ownership of real estate mortgages and voting and non-voting common stock representing interests of 94% to 100% in five residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, owned in whole or in part 22 upscale residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Company's 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a real estate investment trust, which, as of June 30, 2002, directly or indirectly owned 89 temperature-controlled logistics properties (collectively referred to as the

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)



                  "Temperature-Controlled Logistics Properties") with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

         See "Note 6. Segment Reporting" for a table showing total revenues, operating expenses, equity in net income (loss) of unconsolidated companies and funds from operations for each of these investment segments for the three and six months ended June 30, 2002 and 2001, and identifiable assets for each of these investment segments at June 30, 2002 and December 31, 2001.

         For purposes of segment reporting as defined in Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" and this Quarterly Report on Form 10-Q, the Resort/Hotel Properties, the Residential Development Properties and the Temperature-Controlled Logistics Properties are considered three separate reportable segments, as described above. However, for purposes of investor communications, the Company classifies its luxury and destination fitness resorts and spas and Residential Development Properties as a single group referred to as the "Resort and Residential Development Sector" due to the similar characteristics of targeted customers. This group does not contain the four business-class hotel properties. Instead, for investor communications, the four business-class hotel properties are classified with the Temperature-Controlled Logistics Properties as the Company's "Investment Sector."

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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


2. ADOPTION OF NEW ACCOUNTING STANDARDS:

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1,
2002). SFAS No. 142 specifies that goodwill and certain other types of intangible assets may no longer be amortized, but instead are subject to periodic impairment testing. If an impairment charge is required, the charge is reported as a change in accounting principle and is included in operating results as a Cumulative Effect of a Change in Accounting Principle. SFAS No. 142 provides for a transitional period of up to 12 months. Any need for impairment must be assessed within the first six months and the amount of impairment must be determined within the next six months. Any additional impairment taken in subsequent interim periods during 2002 related to the initial adoption of this statement will require the first quarter financial statements to be restated. During the three months ended March 31, 2002 the Company recognized a goodwill impairment charge of approximately $9,200 due to the initial application of this statement. This charge was due to an impairment (net of minority interests) of the goodwill at the Temperature-Controlled Logistics Corporation. This charge was reported as a change in accounting principle and was included in the Company's consolidated statements of operations as a "Cumulative Effect of a Change in Accounting Principle" for the three months ended March 31, 2002. Subsequent to March 31, 2002 the Company determined that an additional impairment charge of $1,300, net of minority interest and taxes, was required for the goodwill at one of the Residential Development Corporations, bringing the total impairment charge to be recognized for the six months ended June 30, 2002 to $10,500. In accordance with SFAS No. 142, the financial statements for the quarter ended March 31, 2002 have been restated to include the additional impairment charge of $1,300. Accordingly, the entire $10,500 impairment charge against the goodwill of the Temperature-Controlled Logistics Corporation and one of the Residential Development Corporations has been included in the Company's consolidated statements of operations as a "Cumulative Effect of a Change in Accounting Principle" for the six months ended June 30, 2002.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this statement did not materially affect the Company's interim or annual financial statements; however, for the three and six months ended June 30, 2002, financial statement presentation was modified to report the results of operations, including any gains or losses recognized in accordance with this statement, and the financial position of the Company's real estate assets sold or classified as held for sale, as discontinued operations. As a result, the Company has reclassified certain amounts in prior period financial statements to conform with the new presentation requirements.

3.   DISCONTINUED OPERATIONS:

         On January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the results of operations, including any gains or losses recognized in accordance with this statement, are disclosed separately on the Company's consolidated statements of operations for the three and six months ended June 30, 2002 and 2001 as "Discontinued Operations - Income and Gain on Assets Sold and Held for Sale." Similarly, the financial position of the Company's assets held for sale are disclosed separately as "Properties Held for Disposition, Net" on the Company's consolidated balance sheets at June 30, 2002, and December 31, 2001. Accordingly, the 2001 financial statements have been restated to reflect the adoption of SFAS No. 144.

OFFICE SEGMENT

         On January 18, 2002, the Company completed the sale of the Cedar Springs Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $12,000 and a net gain of approximately $4,500. The proceeds from the sale of the Cedar Springs Plaza Office Property were used primarily to pay down the Company's line of credit. This Property was wholly-owned by the Company and was included in the Company's Office Segment.

         On May 29, 2002, the Woodlands Office Equities - '95 Limited ("WOE"), owned by the Company and the Woodlands Commercial Properties Company, L.P. (the "Woodlands CPC"), sold two Office Properties located within The Woodlands, Texas. The sale generated net proceeds of approximately $3,600, of which the Company's portion was approximately $3,200, and generated a net gain of approximately $1,900, of which the Company's portion was

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)



approximately $1,700. The proceeds received by the Company were used primarily to pay down variable-rate debt. These two Properties were consolidated, joint venture properties and were included in the Company's Office Segment.

         As of June 30, 2002, the 6225 North 24th Street Office Property located in Phoenix, Arizona was classified as held for sale. The carrying value of the 86,000 square foot Class A Office Property in the Camelback Corridor submarket was approximately $7,457 at June 30, 2002. The Property was wholly-owned by the Company and was included in the Company's Office Segment. See "Note 17. Subsequent Events" for information regarding the subsequent sale of this Property.

         Also classified as held for sale as of June 30, 2002 was the Washington Harbour Phase II Land located in the Georgetown submarket of Washington, D.C. The 1.4 acre tract of land had previously been classified as Land Held for Investment or Development. During the six months ended June 30, 2002, the Company recognized an impairment charge of approximately $1,000 on this land. After recognition of this impairment, the carrying value of the land at June 30, 2002, was approximately $14,975. The land is wholly-owned by the Company and is included in the Company's Office Segment.

         The following table indicates the revenue, rental operating expenses, depreciation and amortization and net income (loss) for the six months ended June 30, 2002 and 2001 and net carrying value at June 30, 2002 and 2001 of the Office Properties sold during the six months ended June 30, 2002 and held for sale as of June 30, 2002.

OFFICE SEGMENT


                                                                                 DEPRECIATION                          NET
                                    RENTABLE         RENTAL        OPERATING         AND           NET INCOME       CARRYING
                    TYPE          SQUARE FEET       REVENUE         EXPENSES     AMORTIZATION        (LOSS)           VALUE
                  ---------      -------------   -------------   -------------   -------------   -------------    -------------
JUNE 30, 2002
                    Office             296,588   $         865   $         529   $         488   $        (152)   $       7,457
                    Land                    --              --              86              --             (86)          14,975
                                 -------------   -------------   -------------   -------------   -------------    -------------
                    Total              296,588   $         865   $         615   $         488   $        (238)   $      22,432
                                 =============   =============   =============   =============   =============    =============

JUNE 30, 2001
                    Office             296,588   $       2,122   $       1,188   $         717   $         217    $      21,134
                    Land                    --              --              61              --             (61)          15,974
                                 -------------   -------------   -------------   -------------   -------------    -------------
                    Total              296,588   $       2,122   $       1,249   $         717   $         156    $      37,108
                                 =============   =============   =============   =============   =============    =============

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)



OTHER

         As of June 30, 2002, the Company owned nine behavioral healthcare properties, all of which were classified in the Company's financial statements as "Properties Held for Disposition, Net." During the six months ended June 30, 2002, the Company recognized an impairment charge of approximately $600 on one of the behavioral healthcare properties held for sale. This charge was recognized in the Company's consolidated statements of operations as "Discontinued Operations - Income and Gain on Assets Sold and Held for Sale." The charge represents the difference between the carrying value of the property and the estimated sales price less costs of sale. After recognition of this impairment, the carrying value of the behavioral healthcare properties at June 30, 2002 was approximately $25,038. Depreciation expense has not been recognized since the dates the behavioral healthcare properties were classified as held for sale. The Company has entered into contracts or letters of intent to sell three behavioral healthcare properties and is actively marketing for sale the remaining six behavioral healthcare properties. The sales of these behavioral healthcare properties are expected to close within the next year.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)



4. EARNINGS PER SHARE:

         SFAS No. 128 "Earnings Per Share" ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.


                                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                                       ----------------------------------------------------------------------------
                                                                      2002                                   2001
                                                       -----------------------------------    -------------------------------------
                                                                    Wtd. Avg.   Per Share                  Wtd. Avg.     Per Share
                                                        Income        Shares      Amount        Income       Shares       Amount
                                                       ---------    ---------   ----------    ---------    ---------    -----------
BASIC EPS -
Income before discontinued operations, extraordinary
   item and cumulative effect of a change in
   accounting principle                                $  11,382      104,888                 $  25,704      108,370
6 3/4% Series A Preferred Share distributions             (4,215)          --                    (3,375)          --
9 1/2% Series B Preferred Share distributions             (1,009)          --                        --           --
                                                       ---------    ---------   ----------    ---------    ---------    -----------

Income available to common
   shareholders before discontinued operations,
   extraordinary item and cumulative effect of a
   change in accounting principle                      $   6,158      104,888   $     0.06    $  22,329      108,370    $      0.21

Discontinued operations                                      569           --         0.01           60           --             --
Extraordinary item -  extinguishment of debt                  --           --           --      (10,802)          --    $     (0.10)

Net income available to common
   shareholders                                        $   6,727      104,888   $     0.07    $  11,587      108,370    $      0.11
                                                       =========    =========   ==========    =========    =========    ===========


DILUTED EPS -
Income available to common
   shareholders before discontinued operations,
   extraordinary item and cumulative effect of
   a change in accounting principle                    $   6,158      104,888                 $  22,329      108,370

Effect of dilutive securities:
   Share and unit options                                     --        1,225                        --        2,112
                                                       ---------    ---------   ----------    ---------    ---------    -----------
Income available to common
   shareholders before discontinued operations,
   extraordinary item and cumulative effect of a
   change in accounting principle                      $   6,158      106,113   $     0.06    $  22,329      110,482    $      0.20
Discontinued operations                                      569           --         0.01           60           --             --
Extraordinary item - extinguishment of debt                   --           --           --      (10,802)          --          (0.10)
                                                       ---------    ---------   ----------    ---------    ---------    -----------
Net income available to common
   shareholders                                        $   6,727      106,113   $     0.07    $  11,587      110,482    $      0.10
                                                       =========    =========   ==========    =========    =========    ===========

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


                                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------------------------------------------------------
                                                                  2002                                   2001
                                                   ------------------------------------    -------------------------------------
                                                                Wtd. Avg.    Per Share                  Wtd. Avg.    Per Share
                                                     Income       Shares       Amount       Income       Shares        Amount
                                                   ---------    ---------   -----------    ---------    ---------    -----------
BASIC EPS -
Income before discontinued operations,
   extraordinary item and cumulative
   effect of a change in accounting principle      $  32,592      104,913                  $  56,856      107,876
6 3/4% Series A Preferred Share distributions         (7,590)          --                     (6,750)          --
9 1/2% Series B Preferred Share distributions         (1,009)          --                         --           --
                                                   ---------    ---------   -----------    ---------    ---------    -----------

Income available to common
   shareholders before discontinued operations,
   extraordinary item and cumulative effect of a
   change in accounting principle                  $  23,993      104,913   $      0.23    $  50,106      107,876    $      0.47

Discontinued operations                                3,785           --          0.04          156           --             --
Extraordinary item -  extinguishment of debt              --           --            --      (10,802)          --    $     (0.10)
Cumulative effect of a change in
   accounting principle                              (10,465)          --         (0.10)          --           --             --
                                                   ---------    ---------   -----------    ---------    ---------    -----------
Net income available to common
   shareholders                                    $  17,313      104,913   $      0.17    $  39,460      107,876    $      0.37
                                                   =========    =========   ===========    =========    =========    ===========

DILUTED EPS -
Income available to common
   shareholders before discontinued operations,
   extraordinary item and cumulative effect of a
   change in accounting principle                  $  23,993      104,913                  $  50,106      107,876

Effect of dilutive securities:
   Share and unit options                                 --          838                         --        1,866
                                                   ---------    ---------   -----------    ---------    ---------    -----------
Income available to common
   shareholders before discontinued operations,
   extraordinary item and cumulative effect of
   a change in accounting principle                $  23,993      105,751   $      0.23    $  50,106      109,742    $      0.46
Discontinued operations                                3,785           --          0.04          156           --             --
Extraordinary item - extinguishment of debt               --           --            --      (10,802)          --          (0.10)
Cumulative effect of a change in
   accounting principle                              (10,465)          --         (0.10)          --           --             --
                                                   ---------    ---------   -----------    ---------    ---------    -----------
Net income available to common
   shareholders                                    $  17,313      105,751   $      0.17    $  39,460      109,742    $      0.36
                                                   =========    =========   ===========    =========    =========    ===========

         The effect of the conversion of the Series A Convertible Cumulative Preferred Shares is not included in the computation of Diluted EPS for the three and six months ended June 30, 2002 or 2001, since the effect of their conversion would be antidilutive.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


5. SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS:

                                                                                                FOR THE SIX MONTHS
                                                                                                   ENDED JUNE 30,
                                                                                             --------------------------
                                                                                                2002            2001
                                                                                             ----------      ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid on debt ..............................................................     $   71,320      $   93,556
    Interest capitalized - Office ......................................................            247           1,022
    Interest capitalized - Residential Development .....................................          5,303              --
    Additional interest paid resulting from cash flow hedge agreements .................         12,012           3,452
                                                                                             ----------      ----------
    Total interest paid ................................................................     $   88,882      $   98,030
                                                                                             ==========      ==========
    Interest expensed ..................................................................     $   88,722      $   94,281
                                                                                             ==========      ==========
    Cash paid for income taxes .........................................................     $   11,000      $       --
                                                                                             ==========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of Operating Partnership units to common shares with resulting reduction in minority interest and increases in common shares and
       additional paid-in capital ......................................................     $       22      $    2,759
    Unrealized net loss on available-for-sale securities ...............................         (1,149)         (4,141)
    Adjustment of cash flow hedges to fair value .......................................          6,046          (8,206)
    Impairment related to real estate assets held for sale .............................          1,600              --

SUPPLEMENTAL SCHEDULE OF TRANSFER OF ASSETS AND ASSUMPTIONS OF LIABILITIES
    PURSUANT TO THE FEBRUARY 14, 2002 AGREEMENT WITH COPI:
     Net investment in real estate .....................................................     $  570,175      $       --
     Restricted cash and cash equivalents ..............................................          3,968              --
     Accounts receivable, net ..........................................................         23,338              --
     Investments in real estate mortgages and equity of unconsolidated companies .......       (309,103)             --
     Notes receivable - net ............................................................        (29,816)             --
     Income tax asset - current and deferred, net ......................................         21,784              --
     Other assets, net .................................................................         63,263              --
     Notes payable .....................................................................       (129,157)             --
     Accounts payable - accrued expenses and other liabilities .........................       (201,159)             --
     Minority Interest - Consolidated real estate partnerships .........................        (51,519)             --
                                                                                             ----------      ----------
        Increase in cash resulting from the COPI agreement .............................     $  (38,226)     $       --
                                                                                             ==========      ==========

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


6. SEGMENT REPORTING:

         For purposes of segment reporting as defined in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company currently has four major investment segments based on property type: the Office Segment; the Resort/Hotel Segment; the Residential Development Segment; and the Temperature-Controlled Logistics Segment. Management utilizes this segment structure for making operating decisions and assessing performance.

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

         The National Association of Real Estate Investment Trusts ("NAREIT") developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance for an equity REIT and for its investment segments. However FFO:

               o does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income);

               o is not necessarily indicative of cash flow available to fund cash needs;

               o should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the company's ability to make distributions; and

               o the Company's measure of FFO may not be comparable to similarly titled measures of other REITs because these REITs may apply the definition of FFO in a different manner than the Company.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


         Selected financial information related to each segment for the three and six months ended June 30, 2002 and 2001, and identifiable assets for each of the segments at June 30, 2002 and December 31, 2001 are presented below.

SELECTED FINANCIAL INFORMATION:

                                                                                     TEMPERATURE-
                                                                      RESIDENTIAL     CONTROLLED
                                           OFFICE      RESORT/HOTEL   DEVELOPMENT     LOGISTICS      CORPORATE
FOR THE THREE MONTHS ENDED JUNE 30, 2002  SEGMENT        SEGMENT        SEGMENT        SEGMENT      AND OTHER(1)          TOTAL
---------------------------------------- ----------    ------------   -----------    ------------   ------------        ----------

Property revenues                       $  141,540     $   53,523     $   84,985     $       --     $       --         $  280,048
Other income                                    --             --             --             --          1,843              1,843
                                        ----------     ----------     ----------     ----------     ----------         ----------
     Total revenue                      $  141,540     $   53,523     $   84,985     $       --     $    1,843         $  281,891
                                        ==========     ==========     ==========     ==========     ==========         ==========

Property operating expenses             $   62,781     $   42,212     $   76,994     $       --     $       --         $  181,987
Other operating expenses                        --             --             --             --         89,813             89,813
                                        ----------     ----------     ----------     ----------     ----------         ----------
     Total expenses                     $   62,781     $   42,212     $   76,994     $       --     $   89,813         $  271,800
                                        ==========     ==========     ==========     ==========     ==========         ==========

Equity in net income (loss) of
   unconsolidated companies             $    1,471     $       --     $    6,179     $     (417)    $     (465)        $    6,768
                                        ==========     ==========     ==========     ==========     ==========         ==========
Funds from operations                   $   80,502     $   12,637     $   12,474     $    5,374     $  (57,782)(2)     $   53,205(3)
                                        ==========     ==========     ==========     ==========     ==========         ==========

                                                                                     TEMPERATURE-
                                                                      RESIDENTIAL     CONTROLLED
                                           OFFICE      RESORT/HOTEL   DEVELOPMENT     LOGISTICS      CORPORATE
FOR THE THREE MONTHS ENDED JUNE 30, 2001  SEGMENT        SEGMENT        SEGMENT        SEGMENT      AND OTHER(1)          TOTAL
---------------------------------------- ----------    ------------   -----------    ------------   ------------        ----------

Property revenues                       $  155,426     $   16,125     $       --     $       --     $       --         $  171,551
Other income                                    --             --             --             --         17,634             17,634
                                        ----------     ----------     ----------     ----------     ----------         ----------
     Total revenue                      $  155,426     $   16,125     $       --     $       --     $   17,634         $  189,185
                                        ==========     ==========     ==========     ==========     ==========         ==========

Property operating expenses             $   66,749     $       --     $       --     $       --     $       --         $   66,749
Other operating expenses                        --             --             --             --         99,649             99,649
                                        ----------     ----------     ----------     ----------     ----------         ----------
     Total expenses                     $   66,749     $       --     $       --     $       --     $   99,649         $  166,398
                                        ==========     ==========     ==========     ==========     ==========         ==========
Equity in net income (loss) of
   unconsolidated companies             $    1,228     $       --     $    9,732     $    1,632     $     (636)        $   11,956
                                        ==========     ==========     ==========     ==========     ==========         ==========
Funds from operations                   $   91,744     $   16,016     $   13,582     $    7,139     $  (47,107)(2)     $   81,374(3)
                                        ==========     ==========     ==========     ==========     ==========         ==========

----------

Footnotes start on page 18.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


SELECTED FINANCIAL INFORMATION:

                                                                                     TEMPERATURE-
                                                                      RESIDENTIAL     CONTROLLED
                                           OFFICE      RESORT/HOTEL   DEVELOPMENT     LOGISTICS      CORPORATE
FOR THE SIX MONTHS ENDED JUNE 30, 2002    SEGMENT        SEGMENT        SEGMENT        SEGMENT      AND OTHER(1)          TOTAL
--------------------------------------   ----------    ------------   -----------    ------------   ------------        ----------

Property revenues                       $  285,011     $   92,047     $  133,050     $       --     $       --         $  510,108
Other income                                    --             --             --             --          4,069              4,069

                                        ----------     ----------     ----------     ----------     ----------         ----------
  Total revenues                        $  285,011     $   92,047     $  133,050     $       --     $    4,069         $  514,177
                                        ==========     ==========     ==========     ==========     ==========         ==========

Property operating expenses             $  128,608     $   66,102     $  119,209     $       --     $       --         $  313,919
Other operating expenses                        --             --             --             --        174,619            174,619
                                        ----------     ----------     ----------     ----------     ----------         ----------
  Total expenses                        $  128,608     $   66,102     $  119,209     $       --     $  174,619         $  488,538
                                        ==========     ==========     ==========     ==========     ==========         ==========
Equity in net income (loss) of
  unconsolidated companies              $    2,781     $       --     $   18,662     $     (727)    $   (4,526)        $   16,190
                                        ==========     ==========     ==========     ==========     ==========         ==========
Funds from operations                   $  161,074     $   33,547     $   28,035     $   10,775     $ (116,099)(2)     $  117,332(3)
                                        ==========     ==========     ==========     ==========     ==========         ==========

                                                                                     TEMPERATURE-
                                                                      RESIDENTIAL     CONTROLLED
                                           OFFICE      RESORT/HOTEL   DEVELOPMENT     LOGISTICS      CORPORATE
FOR THE SIX MONTHS ENDED JUNE 30, 2001    SEGMENT        SEGMENT        SEGMENT        SEGMENT      AND OTHER(1)          TOTAL
--------------------------------------   ----------    ------------   -----------    ------------   ------------        ----------

Property revenues                       $  308,229     $   32,074     $       --     $       --     $       --         $  340,303
Other income                                    --             --             --             --         26,637             26,637

                                        ----------     ----------     ----------     ----------     ----------         ----------
  Total revenues                        $  308,229     $   32,074     $       --     $       --     $   26,637         $  366,940
                                        ==========     ==========     ==========     ==========     ==========         ==========

Property operating expenses             $  132,996     $       --     $       --     $       --     $       --         $  132,996
Other operating expenses                        --             --             --             --        186,949            186,949
                                        ----------     ----------     ----------     ----------     ----------         ----------
  Total expenses                        $  132,996     $       --     $       --     $       --     $  186,949         $  319,945
                                        ==========     ==========     ==========     ==========     ==========         ==========
Equity in net income (loss) of
  unconsolidated companies              $    2,321     $       --     $   20,440     $    4,351     $    1,210         $   28,322
                                        ==========     ==========     ==========     ==========     ==========         ==========

Funds from operations                   $  181,897     $   31,768     $   26,648     $   15,464     $ (102,142)(2)     $  153,635(3)
                                        ==========     ==========     ==========     ==========     ==========         ==========

IDENTIFIABLE ASSETS:
Balance at June 30, 2002                $2,648,500     $  500,316     $  753,839     $  297,502     $  222,613         $4,422,770
                                        ==========     ==========     ==========     ==========     ==========         ==========
Balance at December 31, 2001            $2,739,727     $  444,887     $  372,539     $  308,427     $  276,569         $4,142,149
                                        ==========     ==========     ==========     ==========     ==========         ==========

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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


(3)  Reconciliation of Funds From Operations to Net Income

                                                          FOR THE THREE MONTHS ENDED JUNE 30,   FOR THE SIX MONTHS ENDED JUNE 30,
                                                          -----------------------------------   ---------------------------------
                                                                2002                2001             2002                2001
                                                            ------------        ------------     ------------        ------------

Consolidated funds from operations                          $     53,205        $     81,374     $    117,332        $    153,635
Adjustments to reconcile Funds from Operations
  to Net Income:
  Depreciation and amortization of real estate assets            (33,530)            (29,524)         (65,669)            (59,019)
  Gain (Loss) on property sales, net                               1,425                (792)           5,189                (462)
  Impairment and other adjustments related to real
     estate assets                                                    --             (14,174)            (600)            (15,324)
  Extraordinary Item - extinguishment of debt                         --             (10,802)              --
                                                                                                                          (10,802)
  Cumulative effect of change in accounting principle                 --                  --          (10,465)                 --
  Adjustment for investments in real estate
     mortgages and equity of unconsolidated companies:
        Office Properties                                         (1,889)             (2,015)          (4,051)             (4,055)
        Residential Development Properties                        (2,051)             (3,851)          (2,954)             (6,209)
        Temperature-Controlled Logistics Properties               (5,790)             (5,507)         (11,501)            (11,113)
        Other                                                     (3,130)(a)              --           (5,776)(a)              --
     Unitholder minority interest                                 (1,513)             (3,122)          (4,192)             (7,191)
     Preferred Unit distributions                                  5,224               3,375            8,599               6,750
                                                            ------------        ------------     ------------        ------------
Net Income                                                  $     11,951        $     14,962     $     25,912        $     46,210
                                                            ============        ============     ============        ============

----------

(a) These amounts primarily represent impairment of the Company's investment in DBL Holdings, Inc., related to the Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a privately placed equity interest of a collateralized bond obligation. (See "Note 7. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" for further discussion).

SIGNIFICANT LESSEES

         See "Note 7. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Temperature-Controlled Logistics Properties" for a description of the sole lessee of the Temperature-Controlled Logistics Properties.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


7. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

         The Company has investments of 20% to 50% in three unconsolidated joint ventures that own three Office Properties. Additionally, the Company has an investment of 25% in an unconsolidated joint venture that is constructing the 5 Houston Center Office Property. The Company does not have control of these partnerships, and therefore, these investments are accounted for using the equity method of accounting.

         The Company has other unconsolidated equity investments with interests ranging from 24% to 97.4%. The Company does not have control of these entities due to ownership interests of 50% or less or the ownership of non-voting interests only, and therefore, these investments are also accounted for using the equity method of accounting.

         Investments in which the Company does not have a controlling interest are accounted for under the equity method. The following is a summary of the Company's ownership in significant joint ventures and equity investments.

                                                                                                 COMPANY'S OWNERSHIP
                       ENTITY                                      CLASSIFICATION                AS OF JUNE 30, 2002
                       ------                                      --------------                -------------------

Joint Ventures
Main Street Partners, L.P.                                 Office (Bank One Center-Dallas)             50.0%   (1)
Crescent 5 Houston Center, L.P.                           Office (5 Houston Center-Houston)            25.0%   (2)
Austin PT BK One Tower Office Limited Partnership          Office (Bank One Tower-Austin)              20.0%   (3)
Houston PT Four Westlake Office Limited Partnership       Office (Four Westlake Park-Houston)          20.0%   (3)


Equity Investments
Mira Vista Development Corp.                             Residential Development Corporation           94.0%   (4)
Houston Area Development Corp.                           Residential Development Corporation           94.0%   (5)
The Woodlands Land Development
    Company, L.P. (6)                                    Residential Development Corporation           42.5% (7)(8)
Desert Mountain Commercial, L.L.C. (6)                   Residential Development Corporation           46.5%   (9)
East West Resorts Development II, L.P., L.L.L.P. (6)     Residential Development Corporation           38.5%  (10)
Blue River Land Company, L.L.C. (6)                      Residential Development Corporation           31.8%  (11)
Iron Horse Investments, L.L.C. (6)                       Residential Development Corporation           27.1%  (12)
Manalapan Hotel Partners (6)                             Residential Development Corporation           24.0%  (13)
GDW, L.L.C. (6)                                          Residential Development Corporation           66.7%  (14)
Temperature-Controlled Logistics Partnership              Temperature-Controlled Logistics             40.0%  (15)
The Woodlands Commercial Properties Company, L.P.                      Office                          42.5% (7)(8)
DBL Holdings, Inc.                                                      Other                          97.4%  (16)
CR License, L.L.C.                                                      Other                          30.0%  (17)
Woodlands Operating Company, L.P.                                       Other                          42.5% (7)(8)
Canyon Ranch Las Vegas                                                  Other                          65.0%  (18)
SunTX Fulcrum Fund, L.P.                                                Other                          33.0%  (19)

----------

(1) The remaining 50.0% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

(2) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Investment Management, Inc. The Company recorded $611 in development, and leasing fees, related to this investment during the six months ended June 30, 2002. The 5 Houston Center Office Property is currently under construction.

(3) The remaining 80% interest in Austin PT BK One Tower Office Limited Partnership and Houston PT Four Westlake Office Limited Partnership is owned by an affiliate of General Electric Pension Fund. The Company recorded $321 in management and leasing fees for these Office Properties during the six months ended June 30, 2002.

(4) The remaining 6.0% interest in Mira Vista Development, Corp. ("MVDC"), which represents 100% of the voting stock, is owned 4.0% by DBL Holdings, Inc. ("DBL") and 2.0% by third parties.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


(5) The remaining 6.0% interest in Houston Area Development Corp. ("HADC"), which represents 100% of the voting stock, is owned 4.0% by DBL and 2.0% by a third party.

(6) On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's interests in substantially all of the voting stock in three of the Company's Residential Development Corporations (Desert Mountain Development Corporation ("DMDC"), The Woodlands Land Company, Inc. ("TWLC") and Crescent Resort Development, Inc. ("CRDI")), and in CRL Investments, Inc. ("CRLI"). COPI transferred its 60% general partner interest in COPI Colorado, L.P. which owns 10% of the voting stock in CRDI, which increased the Company's ownership interest in CRDI from 90% to 96%. As a result, the Company fully consolidated the operations of these entities beginning on the date of the asset transfers. The Woodlands Land Development Company, L.P. is an unconsolidated equity investment of TWLC. Desert Mountain Commercial, L.L.C. and GDW, L.L.C. are unconsolidated equity investments of DMDC (collectively, the "DM Subsidiaries"). East West Resorts Development II, L.P., L.L.L.P., Blue River Land Company, L.L.C., Iron Horse Investments, L.L.C. and Manalapan Hotel Partners (collectively, the "CRD Subsidiaries") are unconsolidated equity investments of CRDI.

(7) The remaining 57.5% interest in The Woodlands Land Development Company, L.P., The Woodlands Commercial Properties Company (the "Woodlands CPC") and The Woodlands Operating Company, L.P. are owned by an affiliate of Morgan Stanley.

(8) Distributions are made to partners based on specified payout percentages. During the six months ended June 30, 2002, the payout percentage to the Company was 52.5%.

(9) The remaining 53.5% interest in Desert Mountain Commercial, L.L.C. is owned by parties unrelated to the Company.

(10) Of the remaining 61.5% interest in East West Resorts Development II, L.P., L.L.L.P., 0.8% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, through his 20% ownership of COPI Colorado, L.P. and 60.7% is owned by parties unrelated to the Company.

(11) Of the remaining 68.2% interest in Blue River Land Company, L.L.C., 0.7% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, through his 20% ownership of COPI Colorado, L.P. and 67.5% is owned by parties unrelated to the Company.

(12) Of the remaining 72.9% interest in Iron Horse Investments, L.L.C., 0.6% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, through his 20% ownership of COPI Colorado, L.P. and 72.3% is owned by parties unrelated to the Company.

(13) Of the remaining 76.0% interest in Manalapan Hotel Partners, 0.5% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, through his 20% ownership of COPI Colorado, L.P. and 75.5% is owned by parties unrelated to the Company.

(14) The remaining 33.3% interest in GDW, L.L.C. is owned by a group of individuals unrelated to the Company.

(15) The remaining 60.0% interest in the Temperature-Controlled Logistics Partnership is owned by Vornado Realty Trust, L.P.

(16) John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, obtained the remaining 2.6% economic interest in DBL (including 100% of the voting interest in DBL) in exchange for his voting interests in MVDC and HADC, originally valued at approximately $380, and approximately $63 in cash, or total consideration valued at approximately $443. At June 30, 2002, Mr. Goff's book value in DBL was approximately $402.

(17) The remaining 70% interest in CR License, L.L.C. is owned by a group of individuals unrelated to the Company.

(18) The remaining 35% interest in Canyon Ranch Las Vegas is owned by a group of individuals unrelated to the Company.

(19) The SunTX Fulcrum Fund, L.P. (the "Fund") objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 67% of the Fund is owned by a group of individuals unrelated to the Company. If the Fund is able to raise the maximum amount of proceeds from its current offerings, the Company's ownership percentage will decline by the closing date of the Fund as capital commitments from third parties are secured. If the Fund is able to raise the maximum amount of proceeds from its current offerings, the Company's projected ownership interest will be approximately 7.5% based on the Fund Manager's expectations for the final Fund capitalization. The Company accounts for its investment in the Fund under the cost method. The current investment is $7,800.

SUMMARY FINANCIAL INFORMATION

         The Company reports its share of income and losses based on its ownership interest in its respective equity investments, adjusted for any preference payments. As a result of the Company's transaction with COPI on February 14, 2002, certain entities that were reported as unconsolidated entities as of December 31, 2001 and for the six months ended June 30, 2001 are consolidated in the June 30, 2002 financial statements. Additionally, certain unconsolidated subsidiaries of the newly consolidated entities are now shown separately as unconsolidated entities of the Company. The unconsolidated entities that are included under the headings on the following tables are summarized below.

         Balance Sheets as of June 30, 2002:

          o Other Residential Development Corporations - This includes DM Subsidiaries, CRD Subsidiaries, MVDC and HADC. DM Subsidiaries and CRD Subsidiaries are unconsolidated investments of DMDC and CRDI, respectively;

          o The Woodlands Land Development Company, L.P. ("TWLDC") - This is an unconsolidated investment of TWLC;

          o    Temperature-Controlled Logistics ("TCL"); and

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


          o Office - This includes Main Street Partners, L.P., Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., and Woodlands CPC.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


         Balance Sheets as of December 31, 2001:

          o Crescent Resort Development, Inc.- This entity was consolidated beginning February 14, 2002 as a result of the COPI transaction. Its unconsolidated investments, CRD Subsidiaries, are included under "Other Residential Development Corporations" in the following Balance Sheets as of June 30, 2002;

          o The Woodlands Land Company, Inc. - This entity was consolidated beginning February 14, 2002 as a result of the COPI transaction. Its unconsolidated subsidiary is included under "The Woodlands Land Development Company, L.P." in the following Balance Sheets as of June 30, 2002;

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

         Summary Statement of Operations for the six months ended June 30, 2002:

          o Other Residential Development Corporations - This includes the operating results of DMDC and CRDI for the period January 1 through February 14, 2002; the operating results of CRD Subsidiaries and DM Subsidiaries for the period February 15 through June 30, 2002; and the operating results of MVDC, HADC for the six months ended June 30, 2002.

          o The Woodlands Land Development Company, L.P. - This includes TWLDC's operating results for the period February 15 through June 30, 2002 and TWLC's operating results for the period January 1 through February 14, 2002. TWLDC is an unconsolidated subsidiary of TWLC;

          o Temperature-Controlled Logistics - This includes the operating results for TCL for the six months ended June 30, 2002; and

          o Office - This includes the operating results for Main Street Partners, L.P., Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P. and Woodlands CPC for the six months ended June 30, 2002.

         Summary Statement of Operations for the six months ended June 30, 2001:

          o Crescent Resort Development, Inc.- This includes the operating results of CRDI for the six months ended June 30, 2001;

          o The Woodlands Land Company, LP - This includes the operating results of TWLC and TWLDC for the six months ended June 30, 2001;

          o Other Residential Development Corporations - This includes the operating results of DMDC, MVDC and HADC for the six months ended June 30, 2001;

          o Temperature-Controlled Logistics - This includes the operating results for TCL for the six months ended June 30, 2001; and

          o Office - This includes the operating results for Main Street Partners and Woodlands CPC, for the six months ended June 30, 2001.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


BALANCE SHEETS:

                                                                        AS OF JUNE 30, 2002
                                            ----------------------------------------------------------------------------
                                                THE
                                              WOODLANDS        OTHER
                                                LAND         RESIDENTIAL    TEMPERATURE-
                                             DEVELOPMENT     DEVELOPMENT     CONTROLLED
                                            COMPANY, L.P.   CORPORATIONS      LOGISTICS        OFFICE           OTHER
                                            -------------   ------------    ------------     -----------     -----------

Real estate, net                             $   380,009     $   128,924     $ 1,236,058     $   507,411
Cash                                               4,758          10,704          21,208          71,026
Other assets                                      40,611          10,022          90,381          32,401
                                             -----------     -----------     -----------     -----------
      Total assets                           $   425,378     $   149,650     $ 1,347,647     $   610,838
                                             ===========     ===========     ===========     ===========

Notes payable                                $   261,659     $    69,913     $   544,816     $   331,416
Notes payable to the Company                      10,625              --              --              --
Other liabilities                                 55,871          42,552          55,035          24,539
Equity                                            97,223          37,185         747,796         254,883
                                             -----------     -----------     -----------     -----------
      Total liabilities and equity           $   425,378     $   149,650     $ 1,347,647     $   610,838
                                             ===========     ===========     ===========     ===========

Company's share of unconsolidated debt       $   111,206     $    17,097     $   217,926     $   124,609
                                             ===========     ===========     ===========     ===========
Company's investments in real estate
  mortgages and equity of uncon-
  solidated companies                        $    41,311     $    54,861     $   297,503     $   101,783     $    37,518
                                             ===========     ===========     ===========     ===========     ===========

                                                                            AS OF DECEMBER 31, 2001
                                            ----------------------------------------------------------------------------------------
                                              CRESCENT         THE            OTHER
                                               RESORT        WOODLANDS      RESIDENTIAL  TEMPERATURE-
                                            DEVELOPMENT        LAND         DEVELOPMENT   CONTROLLED
                                                INC.       COMPANY, INC.   CORPORATIONS    LOGISTICS        OFFICE          OTHER
                                            -----------    -------------   ------------  ------------     -----------    -----------

Real estate, net                            $   393,784     $   365,636    $   173,991    $ 1,272,784     $   553,147
Cash                                             17,570           2,688          7,973         23,412          28,224
Other assets                                     31,749          32,244         94,392         82,967          31,654
                                            -----------     -----------    -----------    -----------     -----------
     Total assets                           $   443,103     $   400,568    $   276,356    $ 1,379,163     $   613,025
                                            ===========     ===========    ===========    ===========     ===========

Notes payable                               $        --     $   225,263    $        --    $   558,949     $   324,718
Notes payable to the Company                    180,827              --         60,000          4,833              --
Other liabilities                               232,767          74,271        168,671         46,395          29,394
Equity                                           29,509         101,034         47,685        768,986         258,913
                                            -----------     -----------    -----------    -----------     -----------
      Total liabilities and equity          $   443,103     $   400,568    $   276,356    $ 1,379,163     $   613,025
                                            ===========     ===========    ===========    ===========     ===========
Company's share of unconsolidated debt      $        --     $    90,949    $        --    $   223,580     $   126,580
                                            ===========     ===========    ===========    ===========     ===========

Company's investments in real estate
  mortgages and equity of uncon-
  solidated companies                       $   222,082     $    29,046    $   120,407    $   308,427     $   121,423    $    36,932
                                            ===========     ===========    ===========    ===========     ===========    ===========

----------

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


SUMMARY STATEMENT OF OPERATIONS:
                                                          FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                     ----------------------------------------------------------------------------------
                                        THE
                                      WOODLANDS         OTHER
                                        LAND          RESIDENTIAL     TEMPERATURE-
                                     DEVELOPMENT      DEVELOPMENT      CONTROLLED
                                     COMPANY, LP.     CORPORATIONS      LOGISTICS            OFFICE            OTHER
                                     ------------     ------------    ------------         -----------      -----------

Total revenue                         $    68,465     $   102,812      $    59,619         $    46,461
Expense:
   Operating expense                       36,373          92,788            8,075(1)           21,843
   Interest expense                         2,152           1,610           21,873               9,040
   Depreciation and amortization            1,827           2,971           29,686              11,172
   Tax (benefit) expense                      406              (4)              --                  --
   Other (income) expense                      --             (27)           1,804                  --
                                      -----------     -----------      -----------         -----------
Total expense                              40,758          97,338           61,438              42,055
                                      -----------     -----------      -----------         -----------

Net income                            $    27,707     $     5,474      $    (1,819)(2)     $     4,406
                                      ===========     ===========      ===========         ===========

Company's equity in net income
  of unconsolidated companies         $    14,334     $     4,328      $      (727)        $     2,781      $    (4,526)(3)
                                      ===========     ===========      ===========         ===========      ===========

                                                                 FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                        --------------------------------------------------------------------------------------------
                                          CRESCENT     THE WOODLANDS       OTHER
                                           RESORT           LAND         RESIDENTIAL    TEMPERATURE-
                                        DEVELOPMENT       COMPANY        DEVELOPMENT     CONTROLLED
                                            INC.            INC.        CORPORATIONS      LOGISTICS           OFFICE        OTHER
                                        -----------    -------------    ------------    ------------        -----------   ----------
Total revenues                          $    76,763     $   105,063     $    48,528      $    69,100        $    39,821
Expenses:
    Operating expense                        66,231          62,507          43,994            6,650(1)          15,892
    Interest expense                          1,185           2,760             667           22,935              9,872
    Depreciation and amortization             2,030           2,655           3,045           29,113              8,363
    Taxes                                       257           6,733          (1,843)              --                 --
                                        -----------     -----------     -----------      -----------        -----------
Total expenses                          $    69,703     $    74,655     $    45,863      $    58,698        $    34,127
                                        -----------     -----------     -----------      -----------        -----------

Net income                              $     7,060     $    30,408     $     2,665      $    10,402        $     5,694
                                        ===========     ===========     ===========      ===========        ===========

Company's equity in net income
  of unconsolidated companies           $     6,976     $    10,584     $     2,880      $     4,351        $     2,321   $    1,210
                                        ===========     ===========     ===========      ===========        ===========   ==========

----------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

(2) Excludes the goodwill write-off for TCL, which is recorded on the accompanying financial statements as a cumulative change in accounting principle.

(3)  Includes impairment of DBL-CBO of $5,200.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


         See "Note 8. Notes Payable and Borrowings under Fleet Facility" for the unconsolidated debt analysis.

UNCONSOLIDATED PROPERTY DISPOSITIONS

         During the six months ended June 30, 2002, the Woodlands Commercial Properties Company, L.P., ("Woodlands CPC") sold two office properties located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $8,900, of which the Company's portion was approximately $4,700. The sales generated a net gain of approximately $11,700, of which the Company's portion was approximately $6,000. The proceeds received by the Company were used primarily for working capital purposes.

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         As of June 30, 2002, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 89 Temperature-Controlled Logistics Properties, with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

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

         In December 2001, the Temperature Controlled Logistics Corporation waived its right to collect $39,800 (the Company's share of which was $15,900) of the total $49,900 of deferred rent. The Temperature-Controlled Logistics Corporation and the Company began to recognize rental income when earned and collected during the year ended December 31, 2000 and continued this accounting treatment for the year ended December 31, 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Company related to the Temperature-Controlled Logistics Corporation's decision in December 31, 2001 to waive collection of deferred rent.

         AmeriCold Logistics deferred $9,300 of the total $68,900 of rent payable for the six months ended June 30, 2002. The Company's share of the deferred rent was $3,700. The Company recognizes rental income when earned and collected and has not recognized the $3,700 of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the six months ended June 30, 2002.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


         The following table shows the total, and the Company's portion of, deferred rent and valuation allowance at December 31, 2001 and for the six months ended June 30, 2002.

                                             DEFERRED RENT               VALUATION ALLOWANCE
                                      ---------------------------     ---------------------------
                                                       COMPANY'S                       COMPANY'S
                                         TOTAL          PORTION          TOTAL          PORTION
                                      -----------     -----------     -----------     -----------
Balance at December 31, 2001          $    10,100     $     3,900     $        --     $        --
For the six months ended
   June 30, 2002                            9,300           3,700           9,300           3,700
                                      -----------     -----------     -----------     -----------
Total                                 $    19,400     $     7,600     $     9,300     $     3,700
                                      ===========     ===========     ===========     ===========

OTHER

DBL-CBO, Inc.

         In March 1999, DBL-CBO, Inc., a wholly owned subsidiary of DBL Holdings, Inc., acquired an aggregate of $6,000 in principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Island limited liability company. Juniper 1999-1 Class C-1 is the privately placed equity interest of a collateralized bond obligation. During the six months ended June 30, 2002, the Company recognized an impairment charge related to this investment of $5,200. As a result of this impairment charge, at June 30, 2002 this investment was valued at $0.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


UNCONSOLIDATED DEBT ANALYSIS

         The significant terms of the Company's share of unconsolidated debt financing arrangements existing as of June 30, 2002 are shown below.

                                                                           COMPANY
                                               COMPANY'S      DEBT          SHARE        CURRENT                   FIXED/VARIABLE
NOTE(5)                                       % OWNERSHIP   BALANCE     OF BALANCE(4)      RATE      MATURITY     SECURED/UNSECURED
----                                          -----------   -------     -------------     ------     --------     -----------------

TEMPERATURE CONTROL LOGISTICS SEGMENT:
   AmeriCold Notes (1)                            40%    $    544,816    $   217,926        7.0%      4/11/08      Fixed/Secured
                                                         ------------    -----------

OFFICE SEGMENT:
   Main Street Partners, L.P.                     50%         133,945         66,973        5.9%      12/1/04      Variable/Secured
   Crescent 5 Houston Center, L.P.                25%          38,173          9,543        4.1%      5/31/04      Variable/Secured
   Austin PT Bk One Tower Office Limited
         Partnership                              20%          38,128          7,626        7.1%       8/1/06      Fixed/Secured
   Houston PT Four Westlake Office Limited
         Partnership                              20%          49,022          9,804        7.1%       8/1/06      Fixed/Secured

   The Woodlands Commercial Properties Co.         42.5%
         Bank Boston credit facility                           68,736         29,213        4.3%     11/30/04      Variable/Secured
         Fleet National Bank                                    3,412          1,450        3.8%     10/31/03      Variable/Secured
                                                         ------------    -----------
                                                              331,416        124,609
                                                         ------------    -----------

RESIDENTIAL DEVELOPMENT SEGMENT:
The Woodlands Land Development Co.(WLDC) (2)    42.5%
   Bank Boston credit facility (3)                            226,460         96,245        4.3%     11/30/02      Variable/Secured
   Fleet National Bank                                          6,999          2,975        3.8%     10/31/03      Variable/Secured
   Fleet National Bank                                         17,058          7,250        4.6%     12/31/05      Variable/Secured
   Jack Eckerd Corp.                                              101             43        4.8%       7/1/05      Variable/Secured
   Mitchell Mortgage Company                                    2,775          1,179        5.8%       1/1/04      Fixed/Secured
   Mitchell Mortgage Company                                    1,273            541        6.3%       7/1/05      Fixed/Secured
   Mitchell Mortgage Company                                    1,988            845        5.5%      10/1/05      Fixed/Secured
   Mitchell Mortgage Company                                    3,585          1,524        8.0%       4/1/06      Fixed/Secured
   Mitchell Mortgage Company                                    1,420            604        7.0%      10/1/06      Fixed/Secured
                                                         ------------    -----------
                                                              261,659        111,206
                                                         ------------    -----------

Other Residential Development Corporations:
Manalapan Hotel Partners                          24%
   Dresdner Bank AG                                            68,500         16,440        3.5%     12/29/02      Variable/Secured

Desert Mountain Commercial L.L.C.               46.5%           1,413            657        8.4%      11/1/07      Fixed/Secured
                                                         -------------   -----------
                                                               69,913         17,097
                                                         ------------    -----------

TOTAL/WEIGHTED AVERAGE                                   $  1,207,804    $   470,838        5.8%
                                                         ============    ===========   ========

AVERAGE REMAINING TERM                                                                                 3.6 yrs

----------

(1) Consists of several notes. Maturity date is based on largest debt instrument representing 94% of debt balance. All interest rates are fixed.

(2) Consists of two notes: Senior Note - variable interest rate at LIBOR + 189 basis points with no LIBOR floor. Mezzanine Note - variable interest rate at LIBOR + 890 basis points with a LIBOR floor of 3.0%. Interest-rate cap agreement maximum LIBOR of 4.52% on both notes.

(3) The Company obtained a Letter of Credit to guarantee the repayment of up to $4.3 million of principal of the Main Street Partners, L.P. loan.

(4) A full and unconditional guarantee of loan from Fleet for the Construction of 5 Houston Center is held by the Company. At June 30, 2002 and December 31, 2001, $33.8 million and $4.9 million was outstanding, respectively.

(5) On February 14, 2002, The Company executed an agreement with COPI to transfer, in lieu of foreclosure, COPI's 5% interest in Woodlands Land Development Company.

(6) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $145.0 million to a maximum LIBOR rate of 9.0%.

(7) To mitigate interest rate exposure, WLDC has entered into an interest rate swap against $50.0 million notional amount to effectively fix the interest rate at 5.28%. WLDC has also entered into an interest rate swap against $50.0 million notional amount to effectively fix the interest rate at 4.855%.

(8) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $33.8 million to a maximum LIBOR rate of 9.0%.

(9) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $19.5 million to a maximum LIBOR rate of 8.5%.

(10)     The Company guarantees $3.0 million of this facility.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


         The following table shows, as of June 30, 2002, information about the Company's share of unconsolidated fixed and variable-rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

                                                                WEIGHTED      WEIGHTED AVERAGE
                                AMOUNT         % OF DEBT      AVERAGE RATE      MATURITY (1)
                              -----------     -----------     ------------    ----------------

Fixed-Rate Debt               $   240,706              51%             6.7%       5.6 years
Variable-Rate Debt                230,132              49%             4.7%       1.5 years
                              -----------     -----------      -----------      -----------
Total Debt                    $   470,838             100%             5.8%       3.6 years
                              ===========     ===========      ===========      ===========

----------

(1)  Based on contractual maturities.

         Listed below are the Company's share of aggregate principal payments, by year, required as of June 30, 2002 related to the Company's unconsolidated debt. Scheduled principal installments and amounts due at maturity are included.(1)

                       SECURED DEBT
                       ------------
2002                    $  143,134
2003                         5,685
2004                        76,437
2005                         8,964
2006                        18,515
Thereafter                 218,103
                        ----------
                        $  470,838
                        ==========

(1) These amounts do not represent the effect of two one-year extension options on two of The Woodlands Fleet National Bank loans, totaling $99,200 that have initial maturity dates of November, 2002 and October, 2003.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     8. NOTES PAYABLE AND BORROWINGS UNDER FLEET FACILITY:

         The following is a summary of the Company's debt financing at June 30, 2002:

                                                                                                BALANCE
                                                                                             OUTSTANDING AT
                                                                                             JUNE 30, 2002
                                                                                             --------------

SECURED DEBT

     Fleet Fund I and II Term Loan due May 2005, bears interest at LIBOR plus
     325 basis points (at June 30, 2002, the interest rate was 5.14%), with a four-year interest-only term, secured by equity interests in Funding I
     and II ............................................................................     $    275,000

     AEGON Partnership Note(1) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization
     schedule, secured by the Funding III, IV and V Properties .........................          267,610

     LaSalle Note I(2) bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in
     August 2027, secured by the Funding I Properties ..................................          239,000

     Deutsche Bank-CMBS Loan(3) due May 2004, bears interest at the 30-day
     LIBOR rate plus 234 basis points (at June 30, 2002, the interest rate was
     5.84%), with a three-year interest-only term and two one-year extension
     options, secured by the Funding X Properties and Spectrum Center ..................          220,000

     JP Morgan Mortgage Note(4), bears interest at a fixed rate of 8.31% with principal amortization based on a 15-year amortization schedule through maturity in October 2016, secured by the Houston Center mixed-use Office
     Property complex ..................................................................          197,491

     LaSalle Note II(5) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028,
     secured by the Funding II Properties ..............................................          161,000

     CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City
     Center Resort/Hotel Property ......................................................           63,500

     Metropolitan Life Note V (6) due December 2005, bears interest at 8.49%
     with monthly principal and interest payments based on a 25-year
     amortization schedule, secured by the Datran Center Office Property ...............           38,417

     Northwestern Life Note due January 2004, bears interest at 7.66% with an
     interest-only term, secured by the 301 Congress Avenue Office Property ............           26,000

     National Bank of Arizona Revolving Line of Credit (7) due November 2003,
     secured by certain DMDC assets ....................................................           25,726

     Woodmen of the World Note(8) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through April 2006), followed by principal amortization based on a 25-year amortization schedule, secured by
     the Avallon IV Office Property ....................................................            8,500

     Nomura Funding VI Note(9) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through
     maturity in July 2020, secured by the Funding VI Property .........................            8,109

                      CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                                BALANCE
                                                                                             OUTSTANDING AT
                                                                                             JUNE 30, 2002
                                                                                             --------------

SECURED DEBT - CONTINUED

Mitchell Mortgage Note due August 2002, bears interest at 7.00% with an interest-only term, secured by one of The Woodlands Office
Properties .............................................................................            1,743

Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization
schedule, secured by a parcel of land ..................................................              631

Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from 4.34% to 10.00% at June 30, 2002, with maturities ranging between August 2002 and December 2004, secured by
various CRDI projects ..................................................................           69,757

UNSECURED DEBT

2009 Notes (10) bear interest at a fixed rate of 9.25% with a seven-year
interest-only term, due April 2009 .....................................................          375,000

2007 Notes (12) bear interest at a fixed rate of 7.50% with a ten-year
interest-only term, due September 2007 .................................................          250,000

2002 Notes(12) bear interest at a fixed rate of 7.00% with a five-year
interest-only term, due September 2002 .................................................           97,906

Other obligations, with fixed interest rates ranging from 3.25% to 12.00%
and variable interest rates ranging from the Fed Funds rate plus 150 basis points to LIBOR plus 375 basis points and with maturities ranging between
July 2002 and January 2004 .............................................................           10,541

UNSECURED DEBT - REVOLVING LINE OF CREDIT

Fleet Facility(11) due May 2004, bears interest at LIBOR plus 187.5 basis points (at June 30, 2002, the interest rate was 3.72%), with a three-year
interest-only term and a one-year extension option .....................................          136,500
                                                                                             ------------

  Total Notes Payable ..................................................................     $  2,472,431
                                                                                             ============

----------

(1) The outstanding principal balance of this note at maturity will be approximately $224,100.

(2) In August 2007, the interest rate will increase, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,500.

(3) This includes both a Deutsche Bank-CMBS note and a Fleet-Mezzanine note. The notes are due May 2004 and bear interest at the 30-day LIBOR rate plus a spread of (i) 164.7 basis points for the CMBS note (at June 30, 2002, the interest rate was 5.15%), and (ii) 600 basis points for the Mezzanine note (at June 30, 2002, the interest rate was 9.50%). The blended rate at June 30, 2002 for the two notes was 5.84%. The notes have three-year interest only terms and two one-year extension options, and are secured by the Office Properties owned by Funding X and the Company's interest in Spectrum Center. The Fleet-Mezzanine note is also secured by the Company's interests in Funding X and Crescent Spectrum Center, L.P. and the Company's interest in their general partner.

(4) At the end of seven years (October 2006), the interest rate will also adjust based on current interest rates at that time. It is the Company's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $177,800.

(5) In March 2006, the interest rate will increase, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal and thereafter, against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (March 2006) by making a final payment of approximately $154,100.

(6) The outstanding principal balance of this loan at maturity will be approximately $29,100.

(7) This facility is a $50,000 line of credit secured by certain DMDC land and improvements ("vertical facility"), club facilities ("club loan"), and notes receivable ("warehouse facility"). The line restricts the vertical facility and club loan to a maximum outstanding amount of $40,000 and is subject to certain borrowing base limitations and bears interest at Prime (at June 30, 2002, the interest rate was 4.75%). The warehouse facility bears interest at Prime plus 100 basis points (at June 30, 2002, the interest rate was 5.75%) and is limited to $10,000. The blended rate at June 30, 2002 for the vertical facility and club loan and the warehouse facility was 5.04%.

(8) The outstanding principal balance of this loan at maturity will be approximately $8,200.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(9) In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty at that date by making a final payment of $6,135.

(10) For a description of the 2009 Notes, see "Debt Offering" section below.

(11) The $400,000 Fleet Facility is an unsecured revolving line of credit to Funding VIII and guaranteed by the Operating Partnership. Availability under the line of credit is subject to certain covenants including total leverage based on trailing twelve months net operating income from the Properties, debt service coverage, specific mix of office and hotel assets and average occupancy of Office Properties. At June 30, 2002, the Company has the capacity to borrow up to approximately $383,700.

(12) The notes were issued in an offering registered with the SEC.

         The following table shows information about the Company's consolidated fixed and variable-rate debt and does not take into account any extension options, hedging arrangements or the Company's anticipated pay-off dates.

(in thousands)                                                     WEIGHTED         WEIGHTED AVERAGE
                              AMOUNT         % OF DEBT           AVERAGE RATE         MATURITY(3)
                           ------------     ------------         ------------       ----------------

Fixed-Rate Debt            $  1,749,005               71%                 8.1%          10.9 years
Variable-Rate Debt              723,426               29%                 4.6%           1.9 years
                           ------------     ------------         ------------         ------------
Total Debt                 $  2,472,431              100%(1)              7.2%(2)        7.5 years
                           ============     ============         ============         ============

----------

(1) Including the $527,000 of hedged variable-rate debt, the percentages for fixed-rate debt and variable-rate debt are 92% and 8%, respectively.

(2) Including the effect of hedge arrangements, the overall weighted average interest rate would have been 7.89%.

(3)  Based on contractual maturities. The overall weighted average maturity is
     4.1 years based on the Company's expected payoff dates.


         Listed below are the aggregate principal payments by year required as of June 30, 2002 under indebtedness of the Company. Scheduled principal installments and amounts due at maturity are included.

                                                             UNSECURED DEBT
                          SECURED DEBT     UNSECURED DEBT     LINE OF CREDIT     TOTAL(1)
                          ------------     --------------    ---------------   ------------

2002                      $     92,845     $      108,322     $         --     $    201,167
2003                            88,722                 --               --           88,722
2004                           262,896                125          136,500          399,521
2005                           329,339                 --               --          329,339
2006                            18,938                 --               --           18,938
Thereafter                     809,744            625,000               --        1,434,744
                          ------------     --------------     ------------     ------------
                          $  1,602,484     $      733,447     $    136,500     $  2,472,431
                          ============     ==============     ============     ============

----------

(1) These amounts do not represent the effect of a one-year extension option on the Fleet Facility and two one-year extension options on the Deutsche Bank
     - CMBS Loan, as noted above.

         The Company has $201,167 of secured and unsecured debt due during 2002, consisting primarily of the Cigna Note, the Mitchell Mortgage Note, unsecured short-term borrowings and the 2002 Notes. Borrowings under the Company's revolving line of credit are expected to be used to repay or repurchase from time to time the remaining $97,906 of outstanding 2002 Notes due in September 2002. In addition, borrowings under the revolving line of credit are expected to be used to repay the $63,500 CIGNA Note due in December 2002.

         Any uncured or unwaived events of default on the Company's loans can trigger an acceleration of payment on the loan in default. In addition, a default by the Company or any of its subsidiaries with respect to any indebtedness in excess of $5,000 generally will result in a default under the Fleet Facility and the Fleet Fund I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of June 30, 2002, the Company was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Company's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During

                      CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


the six months ended June 30, 2002, there were no circumstances that required pre-payment penalties or increased collateral related to the Company's existing debt.

         In addition to the subsidiaries listed in "Note 1. Organization and Basis of Presentation," certain other subsidiaries of the Company were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. These entities, all of which are consolidated and are grouped based on the Properties to which they relate are: Funding I and Funding II Properties (CREM Holdings, LLC, Crescent Capital Funding, LLC, Crescent Funding Interest, LLC, CRE Management I Corp., CRE Management II Corp.); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VI Properties (CRE Management VI Corp.); Funding VIII Properties (CRE Management VIII, LLC); Funding IX Properties (CRE Management IX, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L. P., CRE Management X, LLC); and Spectrum Center (Spectrum Center Partners, L.P., Spectrum Mortgage Associates,
L. P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management,
LLC).

DEBT OFFERING

         On April 15, 2002, the Company completed a private offering of $375,000 in senior, unsecured notes due 2009. The notes bear interest at an annual rate of 9.25% and were issued at 100% of issue price. The notes are callable after April 15, 2006. Interest will be payable in cash on April 15 and October 15 of each year, beginning October 15, 2002. The Company has filed a registration statement with the SEC to register a similar series of notes with the SEC and to effect an exchange offer of the registered notes for the privately placed notes. In addition, the Company has agreed to register certain of the notes for resale by their holders. In the event that the exchange offer or resale registration is not completed on or before October 15, 2002, the interest rate on the notes will increase to 9.75% and increase to 10.25% after 90 days until the exchange offer or resale registration is completed.

         The net proceeds from the offering of notes were approximately $366,500. Approximately $309,500 of the proceeds were used to pay down amounts outstanding under the Fleet Facility, and the remaining proceeds were used to pay down $5,000 of short-term indebtedness and redeem approximately $52,000 of Class A Units in Funding IX from GMAC Commercial Mortgage Corporation. See "Note
13. Sale of Preferred Equity Interests in Subsidiary" for a description of the Class A Units in Funding IX held by GMAC Commercial Mortgage Corporation.

9. INTEREST RATE CAPS:

         In connection with the closing of the Deutsche Bank - CMBS Loan in May 2001, the Company entered into a LIBOR interest rate cap struck at 7.16% for a notional amount of $220,000, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charged to earnings as the changes occur. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these instruments are expected to substantially offset each other.

10. CASH FLOW HEDGES:

         The Company uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of June 30, 2002, the Company had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

                      CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The following table shows information regarding the Company's cash flow hedge agreements as of June 30, 2002, additional interest expense and unrealized gains recorded for the six months ended June 30, 2002:

                                                                                         ADDITIONAL           UNREALIZED GAINS
                                                                                      INTEREST EXPENSE            IN OTHER
           ISSUE         NOTIONAL       MATURITY      REFERENCE          FAIR        FOR THE SIX MONTHS     COMPREHENSIVE INCOME
            DATE          AMOUNT          DATE           RATE        MARKET VALUE    ENDED JUNE 30, 2002      AT JUNE 30, 2002
         ----------     ----------     ----------     ----------     ------------    -------------------    --------------------

            7/21/99     $  200,000         9/2/03          6.183%     $   (9,349)     $        4,213        $        1,465
            5/15/01        200,000         2/3/03           7.11%         (6,617)              5,283                 4,151
            4/14/00        100,000        4/18/04           6.76%         (6,868)              2,438                   299

         The Company has designated its three cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable-rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Company uses the cumulative dollar offset approach as described in DIG Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133 and SFAS No. 138. The Company uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Company will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in conformity with SFAS Nos. 133 and 138.

         Over the next twelve months, an estimated $18,000 to $19,000 will be reclassified from accumulated other comprehensive income to interest expense and charged against earnings related to the effective portions of the cash flow hedge agreements.

         CRDI, a consolidated subsidiary of the Company, also uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt. As of June 30, 2002, CRDI had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS Nos. 133 and 138.

         The following table shows information regarding CRDI's cash flow hedge agreements as of June 30, 2002 and additional capitalized interest recognized for the six months ended June 30, 2002. Unlike the additional interest on the Company's cash flow hedges which was expensed, the additional interest on CRDI's cash flow hedges was capitalized, as it is related to debt incurred for projects that are currently under development.

                                                                                            ADDITIONAL
                                                                                       CAPITALIZED INTEREST
           ISSUE         NOTIONAL       MATURITY      REFERENCE            FAIR         FOR THE SIX MONTHS
            DATE          AMOUNT          DATE           RATE          MARKET VALUE     ENDED JUNE 30, 2002
         ----------     ----------     ----------     ----------      --------------    -------------------

           1/2/2001     $   15,538     11/16/2002           4.34%     $         (353)     $          187
           9/4/2001          6,650       9/4/2003           5.09%               (117)                 75
           9/4/2001          4,800       9/4/2003           5.09%                (88)                 54

         CRDI uses the shortcut method described in SFAS No. 133, which eliminates the need to consider ineffectiveness of the hedges, and instead assumes that the hedges are highly effective.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


11. INCOME TAXES:

         The Company intends to maintain its qualification as a REIT under
Section 856 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of REIT taxable income to its shareholders. Accordingly, the Company does not believe that it will be liable for current income taxes on its REIT taxable income at the Federal level or in most of the states in which it operates. Additionally, in conjunction with the Company's agreement with COPI, the Company consolidated certain taxable REIT subsidiaries (the "TRS"), which are subject to federal and state income tax. The Company's $3,900 total consolidated income tax benefit at June 30, 2002 includes tax expense related to the operations of the TRS of $2,800, offset by a tax benefit of $6,700. The $6,700 benefit results from the temporary difference between the financial reporting basis and the respective tax basis of the hotel leases acquired as part of the Company's agreement with COPI. This temporary difference will be reversed over an estimated five-year period, which is the remaining lease term of the hotel leases. Cash paid for income taxes totaled approximately $11,000 for the six months ended June 30, 2002.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The Company's total net tax asset of approximately $37,700 includes $20,900 of net deferred tax assets and a $16,800 net current tax asset at June 30, 2002. The tax effects of each type of temporary difference that give rise to a significant portion of the $20,900 deferred tax asset are as follows:

         Deferred recognition of DMDC club membership revenue                   $   26,800
         Recognition of development land cost of sales at DMDC
            and TWLC                                                               (10,500)
         Recognition of hotel lease cost                                             6,700
         Other                                                                      (2,100)
                                                                                ----------
         Total deferred tax asset                                               $   20,900
                                                                                ==========

         The Company recognizes deferred tax assets only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. As of June 30, 2002, no valuation allowances have been recorded.

         The $16,800 net current tax asset results primarily from anticipated tax refunds related to recognition of a net operating loss carryback and 2001 overpayments of $11,700 for DMDC and cash paid for income taxes of $11,000, offset by $5,900 current taxes payable.

12. MINORITY INTEREST:

         Minority interest in the Operating Partnership represents the limited partners' proportionate share of the equity in the Operating Partnership. The limited partners ownership share is evidenced by Operating Partnership units. The Operating Partnership pays a regular quarterly distribution to the holders of common and preferred Operating Partnership units. Income in the real estate partnerships is allocated to minority interest based on weighted average percentage ownership during the year.

         Each Operating Partnership unit may be exchanged for either two common shares or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent Equities' percentage interest in the Operating Partnership increases. During the six months ended June 30, 2002, there were 3,287 units exchanged for 6,574 common shares of Crescent Equities.

         Minority interest in real estate partnerships represents joint venture or preferred equity partners' proportionate share of the equity in certain real estate partnerships. The Operating Partnership holds a majority (50% or greater) controlling interest in the real estate partnerships and thus, consolidates the accounts into the Operating Partnership. Income in the real estate partnerships is allocated to minority interest based on weighted average percentage ownership during the year.

13. SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY:

         During the year ended December 31, 2000, the Company formed Funding IX and contributed seven Office Properties and two Resort/Hotel Properties to Funding IX. As of June 30, 2002, Funding IX held seven Office Properties and one Resort/Hotel Property. The Company owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         Also during the year ended December 31, 2000, GMAC Commercial Mortgage Corporation ("GMACCM") purchased $275,000 of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units are redeemable at the option of the Company at the original purchase price. As of December 31, 2000, approximately $56,600 of the Class A Units had been redeemed from GMACCM by the Company. No redemptions occurred during the year ended December 31, 2001. During the six months ended June 30, 2002, the Company redeemed approximately $187,000 of the Class A Units, reducing to $31,400 the amount of Class A Units held by

                      CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


GMACCM. The Class A Units initially received a preferred variable-rate dividend calculated at LIBOR plus 450 basis points. Beginning March 16, 2002, the preferred variable-rate dividend increased to LIBOR plus 550 basis points, which resulted in a dividend rate of approximately 7.34% per annum as of June 30, 2002.

         Funding IX loaned the net proceeds of the sale of Class A Units in Funding IX and a portion of the net proceeds from the sale of one of the Resort/Hotel Properties held by Funding IX, through an intracompany loan to Crescent SH IX, Inc. ("SH IX"), for the purchase of common shares of the Company. See "Note 14. Shareholders' Equity - Share Repurchase Program." This intracompany loan is eliminated in consolidation. The loan from Funding IX to SH IX matures March 15, 2003 and the Company intends to repay the loan of approximately $285,000 at or prior to that time. The repayment proceeds received by Funding IX from SH IX will be used to redeem Class A Units up to the outstanding amount of Class A Units.

14. SHAREHOLDERS' EQUITY:

SHARE REPURCHASE PROGRAM

         The Company commenced its Share Repurchase Program in March 2000. On October 15, 2001, the Company's Board of Trust Managers increased from $500,000 to $800,000 the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"). As of June 30, 2002, the Company had repurchased 20,256,423 common shares, at an aggregate cost of approximately $386,615, resulting in an average repurchase price of $19.09 per common share.

         The following table shows a summary of the Company's common share repurchases by year, as of June 30, 2002.

                                                                                             AVERAGE
($ in thousands)                                                             TOTAL          PRICE PER
                                                         SHARES              AMOUNT        COMMON SHARE
                                                      ------------        ------------     ------------

         2000                                           14,468,623        $    281,061     $      19.43
         2001                                            4,287,800              77,054            17.97
         Six months ended June 30, 2002                  1,500,000              28,500            19.00
                                                      ------------        ------------     ------------
         Total                                          20,256,423(1)     $    386,615     $      19.09
                                                      ============        ============     ============

----------

(1) Additionally, 14,530 of the Company's common shares were repurchased outside of the Share Repurchase Program as part of an executive incentive program.

         As of June 30, 2002, SH IX, a wholly-owned subsidiary of the Company, held 14,468,623 of the Company's repurchased common shares. The 14,468,623 common shares were repurchased with the net proceeds of the sale of Class A Units in Funding IX and with a portion of the net proceeds from the sale of one of the Properties held by Funding IX. See "Note 13. Sale of Preferred Equity Interests in Subsidiary". These common shares are consolidated as treasury shares in conformity with GAAP. The shares are to be held in SH IX until all of the Class A Units are redeemed. Distributions will continue to be paid on these repurchased common shares and will be used to pay dividends on the Class A Units.

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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


SERIES A PREFERRED OFFERING

         On April 26, 2002, the Company completed an institutional placement (the "April 2002 Series A Preferred Offering") of an additional 2,800,000 shares of 6 3/4% Series A Convertible Cumulative Preferred Shares (the "Series A Preferred Shares") at an $18.00 per share price and with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $50,400. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of .6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. The Series A Preferred Shares have no stated maturity, are not subject to sinking fund or mandatory redemption and may not be redeemed before February 18, 2003, except in order to preserve the Company's status as a REIT. On or after February 13, 2003, the Series A Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated accrued and unpaid distribution. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing May 15, 2002. The annual fixed dividend is $1.6875 per share.

         Net proceeds to the Company from the April 2002 Series A Preferred Offering after underwriting discounts and other offering costs of approximately $2,240 were approximately $48,160. The Company used the net proceeds to redeem Class A Units from GMACCM.

SERIES B PREFERRED OFFERING

         On May 17, 2002, the Company completed an offering (the "May 2002 Series B Preferred Offering") of 3,000,000 shares of 9.50% Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $75,000. The Series B Preferred Shares have no stated maturity, are not subject to sinking fund or mandatory redemption, are not convertible into any other securities of the Company and may not be redeemed before May 17, 2007, except in order to preserve the Company's status as a REIT. On or after May 17, 2007, the Series B Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated, accrued and unpaid distributions. Dividends on the Series B Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing August 15, 2002. The annual fixed dividend is $2.375 per share.

         Net proceeds to the Company from the May 2002 Series B Preferred Offering after underwriting discounts of approximately $2,363 and other offering costs of approximately $350 were approximately $72,287. The Company used the net proceeds to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

         On June 6, 2002, an additional 400,000 Series B Preferred Shares were sold (the "June 2002 Series B Preferred Offering") resulting in gross proceeds to the Company of approximately $10,000. Net proceeds to the Company after underwriting discounts of approximately $315 and other offering costs of approximately $50 were approximately $9,635. As with the May 2002 Series B Preferred Offering, the Company used the net proceeds to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


DISTRIBUTIONS

         The following table summarizes the distributions paid or declared to common shareholders, unitholders and preferred shareholders during the six months ended June 30, 2002.

                                                                                                                       ANNUAL
                                               DIVIDEND/          TOTAL              RECORD          PAYMENT          DIVIDEND/
            SECURITY                         DISTRIBUTION        AMOUNT               DATE             DATE         DISTRIBUTION
            --------                         ------------     ------------        ------------     ------------     ------------

Common Shares/Units(1)                       $      0.375     $     49,706(2)          1/31/02          2/15/02     $       1.50
Common Shares/Units(1)                              0.375           49,825(2)          4/30/02          5/15/02             1.50
Common Shares/Units(1)                              0.375           49,295(2)          7/31/02          8/15/02             1.50
6 3/4% Series A Preferred Shares                    0.422            3,375             1/31/02          2/15/02           1.6875
6 3/4% Series A Preferred Shares                    0.422            4,556(3)          4/30/02          5/15/02           1.6875
6 3/4% Series A Preferred Shares                    0.422            4,556             7/31/02          8/15/02           1.6875
9.5% Series B Preferred Shares(4)                   0.587            1,996             7/31/02          8/15/02            2.375

----------

(1) Represents one-half the amount of the distribution per unit because each unit is exchangeable for two common shares.

(2) As of June 30, 2002, the Company was holding 14,468,623 of its common shares in SH IX. These distribution amounts include $5,426 for each of the distributions paid, or to be paid, on February 15, 2002, and May 15, 2002, and August 15, 2002, related to these common shares. These distributions are eliminated in consolidation.

(3) See "Series A Preferred Offering" above for a description of issuance of additional shares.

(4)  See "Series B Preferred Offering" above for a description of this offering.

15. RELATED PARTY TRANSACTIONS:

DBL HOLDINGS, INC.

         As of June 30, 2002, the Company owned 97.44% of DBL with the remaining 2.56% economic interest in DBL (including 100% of the voting interest in DBL) held by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company. Originally, Mr. Goff contributed his voting interests in MVDC and HADC, originally valued at approximately $380, and approximately $63 in cash, or total consideration valued at approximately $443 for his interest in DBL.

         DBL has two wholly owned subsidiaries, DBL-ABC, Inc. and DBL-CBO, Inc., the assets of which are described in the following paragraphs, and DBL directly holds 66% of the voting stock in MVDC and HADC. At June 30, 2002, Mr. Goff's book value in DBL was approximately $402.

         Since June 1999, the Company has contributed approximately $23,800 to DBL, in the form of cash and loans. These funds were used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. The day-to-day operations of G2 are managed jointly by an affiliate of GMACCM and a division of GMSP headquartered in Greenwich, Connecticut and overseen by Hugh Balloch, a principal of GMSP who is unrelated to the Company. The ownership structure of the entity that ultimately controls GMSP consists of 50% ownership by Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and 50% by John Goff. Mr. Rainwater is also a limited partner of GMSP. At June 30, 2002, DBL had an approximately $14,500 investment in G2 and had repaid in full the loans from the Company.

         In March 1999, DBL-CBO, Inc. acquired an aggregate of $6,000 in principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Island limited liability company. Juniper 1999-1 Class C-1 is the privately placed equity interest of a collateralized bond obligation. During the six months ended June 30, 2002, the Company recognized an impairment charge related to this investment of $5,200. As a result of this impairment charge, at June 30, 2002 this investment was valued at $0.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


COPI COLORADO, L. P.

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to the Company, in lieu of foreclosure, COPI's 60% general partner interest in COPI Colorado which owns 10% of the voting stock in CRDI. As a result, the Company increased its ownership interest in CRDI from 90% to 96%. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, owns a 2.0% voting interest in CRDI with a cost basis of $410, and the remaining 2.0% voting interest is owned by a third party.

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of June 30, 2002, the Company had approximately $36,600 of recourse loans outstanding (including approximately $4,100 loaned during the six months ended June 30, 2002) to certain employees and trust managers of the Company. The loans were made pursuant to the Company's stock incentive plans and unit incentive plans in accordance with agreements approved by the Board of Trust Managers and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. According to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, had a loan representing $26,300 of the $36,600 total outstanding loans at June 30, 2002.

         Every month, Federal short-term, mid-term and long-term rates (Applicable Federal Rates) are determined and published by the IRS based upon average market yields of specified maturities. The loans granted during the six months ended June 30, 2002 were granted at the Applicable Federal Rate of 2.7%, which reflects a below prevailing market interest rate; therefore, the Company recorded $100 of compensation expense for the six months ended June 30, 2002. As of June 30, 2002, approximately $200 of current interest was outstanding related to these loans. No conditions exist at June 30, 2002 which would cause any of the loans to be in default.

         See "Note 17. Subsequent Events" for a description of amendments to the terms of these loans subsequent to June 30, 2002.

DEBT OFFERING

         On April 15, 2002, the Company completed a private offering of $375,000 in senior, unsecured notes due 2009, $50,000 of which were purchased by Richard
E. Rainwater, Chairman of the Board of Trust Managers of the Company, and his affiliates and family members (the "Rainwater Group"). The notes bear interest at 9.25% and were issued at 100% of issue price. The Company has agreed to register the notes issued to the Rainwater Group for resale. See "Note 8. Notes Payable and Borrowings under Fleet Facility" for additional information regarding the offering and the notes.

OTHER

         On June 28, 2002, the Company purchased and is holding for sale, the home of an executive officer of the Company for approximately $2,650 which approximates fair market value of the home. This purchase was part of the officer's relocation agreement with the Company.

16. COPI:

         In April 1997, the Company established a new Delaware corporation, COPI. All of the outstanding common stock of COPI, valued at $0.99 per share, was distributed in a spin-off, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997.

         COPI was formed to become a lessee and operator of various assets to be acquired by the Company and to perform the intercompany agreement between COPI and the Company, pursuant to which each party agreed to provide the other with rights to participate in certain transactions. The Company was not permitted to operate or lease these assets under the tax laws in effect and applicable to REITs at that time. In connection with the formation and capitalization of COPI, and the subsequent operations and investments of COPI since 1997, the Company made loans to COPI under a line of credit and various term loans.

         On January 1, 2001, The REIT Modernization Act became effective. This legislation allows the Company, through its subsidiaries, to operate or lease certain of its investments that had previously been operated or leased by COPI.

         On February 14, 2002, the Company executed an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel

                      CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Properties leased to subsidiaries of COPI, substantially all of COPI's voting interests in three of the Company's Residential Development Corporations and other assets. The Company agreed to assist and provide funding to COPI for the implementation of a prepackaged bankruptcy of COPI. In connection with the transfer, COPI's rent obligations to the Company were reduced by $23,600 and its debt obligations were reduced by $40,100. These amounts include $18,300 of value attributed to the lessee interests transferred by COPI to the Company; however, in conformity with GAAP, the Company assigned no value to these interests for financial reporting purposes.

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

         The Agreement provides that COPI and the Company will jointly seek to have a pre-packaged bankruptcy plan for COPI, reflecting the terms of the Agreement, approved by the bankruptcy court. Under the Agreement, the Company has agreed to provide approximately $14,000 to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Company estimates that the value of the common shares that will be issued to the COPI stockholders will be between approximately $5,000 to $8,000. The actual value of the common shares issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary substantially from the estimated amount.

         In addition, the Company has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15,000 obligation to Bank of America, together with any accrued interest. The Company expects to form and capitalize a new entity ("Crescent Spinco"), to be owned by the shareholders of the Company. Crescent Spinco then would purchase COPI's interest in AmeriCold Logistics for between $15,000 and $15,500. Crescent Operating has agreed that it will use the proceeds of the sale of the AmeriCold Logistics interest to repay Bank of America in full.

         COPI obtained the loan from Bank of America primarily to participate in investments with the Company. At the time COPI obtained the loan, Bank of America required, as a condition to making the loan, that Richard E. Rainwater, the Chairman of the Board of Trust Managers of the Company, and John C. Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, enter into a support agreement with COPI and Bank of America. Pursuant to the support agreement, Mssrs. Rainwater and Goff agreed to make additional equity investments in COPI if COPI defaulted on payment obligations under its line of credit with Bank of America and if the net proceeds of an offering of COPI securities were insufficient to allow COPI to repay Bank of America in full. Effective December 31, 2001, the parties executed an amendment to the line of credit providing that any defaults existing under the line of credit on or before March 8, 2002 are temporarily cured unless and until a new default shall occur.

       Completion and effectiveness of the pre-packaged bankruptcy for COPI is contingent upon a number of conditions, including the vote of COPI's stockholders, the approval of the plan by certain of COPI's creditors and the approval of the bankruptcy court.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


17. SUBSEQUENT EVENTS

OFFICE PROPERTY DISPOSITION

         On August 1, 2002, the Company completed the sale of the 6225 North 24th Street Office Property in Phoenix, Arizona. The sale generated net proceeds of approximately $9,000 and a net gain of approximately $1,300. The proceeds from the sale of the 6225 North 24th Street Office Property were used to redeem Class A Units from GMACCM. This Office Property was wholly-owned by the Company and was included in the Company's Office Segment.

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         On July 29, 2002, the loans made pursuant to the Company's stock incentive plans and unit incentive plans were amended to extend the remaining terms of the loans until July 2012 and to stipulate that every three years the interest rate on the loans will be adjusted to the AFR applicable at that time for a three year loan. Additionally, the employees and trust managers have been given the option, at any time, to fix the interest rate for each of the loans to the AFR applicable at that time for a loan with a term equal to the remaining term of the loan. The Company estimates that the one-time compensation expense related to these amendments to the loans is approximately $1,800. Effective July 29, 2002, the Company will no longer make available to its employees and directors loans pursuant to the Company's stock and unit incentive plans.

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

o Financing risks, such as the Company's ability to generate revenue sufficient to service and repay existing or additional debt, increases in debt service associated with increased debt and with variable-rate debt, the ability to meet financial covenants and the ability to fund the share repurchase program and the ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

o The inability of the Company to obtain the confirmation of a pre-packaged bankruptcy plan of COPI binding all creditors and stockholders;

o The inability of the Company to complete the distribution to its shareholders of the shares of a new entity to purchase the AmeriCold tenant interest from COPI;

o Further or continued adverse conditions in the temperature-controlled logistics business (including both industry-specific conditions and a general downturn in the economy which may further jeopardize the ability of the Company's tenant to pay all current and deferred rent due to the Company);

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

         The following table shows the Company's financial data as a percentage of total revenues for the three and six months ended June 30, 2002 and 2001 and the variance in dollars between the three and six months ended June 30, 2002 and 2001. See "Note 6. Segment Reporting" included in "Item 1. Financial Statements" for financial information about the investment segments.

                                                                          FINANCIAL DATA AS A PERCENTAGE OF TOTAL REVENUES
                                                                  -----------------------------------------------------------------
                                                                     FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,                      ENDED JUNE 30,
                                                                  -----------------------------      ------------------------------
                                                                      2002             2001              2002              2001
                                                                  ------------     ------------      ------------      ------------
REVENUE:
  Office Property                                                         50.2%            82.2%             55.4%             84.0%
  Resort/Hotel Property                                                   19.0              8.5              17.9               8.7
  Residential Development Property                                        30.1               --              25.9                --
  Interest and other income                                                0.7              9.3               0.8               7.3
                                                                  ------------     ------------      ------------      ------------
    TOTAL REVENUE                                                        100.0%           100.0%            100.0%            100.0%
                                                                  ------------     ------------      ------------      ------------

EXPENSE:
  Office Property operating expense                                       22.3%            35.3%             25.0%             36.2%
  Resort/Hotel Property expense                                           15.0               --              12.9                --
  Residential Development Property expense                                27.3               --              23.2                --
  Corporate general and administrative                                     1.9              3.6               2.3               3.3
  Interest expense                                                        16.4             24.8              17.2              25.7
  Amortization of deferred financing costs                                 1.0              1.2               1.0               1.3
  Depreciation and amortization                                           12.5             16.1              13.4              16.5
  Impairment and other charges related to real estate assets                --              7.0                --               4.2
                                                                  ------------     ------------      ------------      ------------
    TOTAL EXPENSE                                                         96.4%            88.0%             95.0%             87.2%
                                                                  ------------     ------------      ------------      ------------
OPERATING INCOME                                                           3.6%            12.0%              5.0%             12.8%
                                                                  ------------     ------------      ------------      ------------

OTHER INCOME AND EXPENSE:
  Equity in net income (loss) of unconsolidated companies:
    Office properties                                                      0.5%             0.6%              0.5%              0.6%
    Residential development properties                                     2.2              5.1               3.6               5.6
    Temperature-controlled logistics properties                           (0.1)             0.9              (0.1)              1.2
    Other                                                                 (0.2)            (0.3)             (0.9)              0.3
                                                                  ------------     ------------      ------------      ------------
    TOTAL EQUITY IN NET INCOME FROM
      UNCONSOLIDATED COMPANIES                                             2.4%             6.3%              3.1%              7.7%

  Loss on property sales, net                                               --             (0.3)               --              (0.1)
                                                                  ------------     ------------      ------------      ------------
    TOTAL OTHER INCOME AND EXPENSE                                         2.4%             6.0%              3.1%              7.6%
                                                                  ------------     ------------      ------------      ------------

INCOME BEFORE MINORITY INTERESTS, INCOME TAXES,
  DISCONTINUED OPERATIONS, CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE AND EXTRAORDINARY ITEM               6.0%            18.0%              8.1%             20.4%

  Minority interests                                                      (1.8)            (4.4)             (2.5)             (4.9)
  Income tax benefit                                                      (0.2)              --               0.8                --
                                                                  ------------     ------------      ------------      ------------

INCOME BEFORE DISCONTINUED OPERATIONS,
  CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE AND EXTRAORDINARY ITEM                              4.0%            13.6%              6.4%             15.5%
  Discontinued operations - income and gain on assets
    sold and held for sale                                                 0.2               --               0.7                --
  Cumulative effect of a change in accounting principle                     --               --              (2.0)               --
  Extraordinary item - extinguishment of debt                               --             (5.7)               --              (2.9)
                                                                  ------------     ------------      ------------      ------------

NET INCOME                                                                 4.2%             7.9%              5.1%             12.6%
  6 3/4% Series A Preferred Share distributions                           (1.5)            (1.8)             (1.5)             (1.8)
  9 1/2% Series A Preferred Share distributions                           (0.3)              --              (0.2)               --
                                                                  ------------     ------------      ------------      ------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                2.4%             6.1%              3.4%             10.8%
                                                                  ============     ============      ============      ============



                                                                  TOTAL VARIANCE IN DOLLARS BETWEEN
                                                                    THREE MONTHS     SIX MONTHS
                                                                   ENDED JUNE 30,   ENDED JUNE 30,
                                                                   2002 AND 2001    2002 AND 2001
                                                                  ---------------   ---------------
REVENUE:
  Office Property                                                   $      (13.9)    $      (23.2)
  Resort/Hotel Property                                                     37.4             59.9
  Residential Development Property                                          85.0            133.1
  Interest and other income                                                (15.8)           (22.6)
                                                                    ------------     ------------
    TOTAL REVENUE                                                   $       92.7     $      147.2
                                                                    ------------     ------------

EXPENSE:
  Office Property operating expense                                 $       (4.0)    $       (4.4)
  Resort/Hotel Property expense                                             42.2             66.1
  Residential Development Property expense                                  77.0            119.2
  Corporate general and administrative                                      (1.6)           (0.40)
  Interest expense                                                          (0.3)            (5.6)
  Amortization of deferred financing costs                                   0.4              0.3
  Depreciation and amortization                                              4.9              8.7
  Impairment and other charges related to real estate assets               (13.2)           (15.3)
                                                                    ------------     ------------
    TOTAL EXPENSE                                                   $      105.4     $      168.6
                                                                    ------------     ------------
OPERATING INCOME                                                    $      (12.7)    $      (21.4)
                                                                    ------------     ------------

OTHER INCOME AND EXPENSE:
  Equity in net income (loss) of unconsolidated companies:
    Office properties                                               $        0.2     $        0.5
    Residential development properties                                      (3.6)            (1.8)
    Temperature-controlled logistics properties                             (2.0)            (5.1)
    Other                                                                    0.2             (5.7)
                                                                    ------------     ------------
    TOTAL EQUITY IN NET INCOME FROM
      UNCONSOLIDATED COMPANIES                                      $       (5.2)    $      (12.1)

  Loss on property sales, net                                                0.7              0.4
                                                                    ------------     ------------
    TOTAL OTHER INCOME AND EXPENSE                                  $       (4.5)    $      (11.7)
                                                                    ------------     ------------

INCOME BEFORE MINORITY INTERESTS, INCOME TAXES,
  DISCONTINUED OPERATIONS, CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE AND EXTRAORDINARY ITEM        $      (17.2)    $      (33.1)

  Minority interests                                                         3.3              5.0
  Income tax benefit                                                        (0.4)             3.9
                                                                    ------------     ------------

INCOME BEFORE DISCONTINUED OPERATIONS,
  CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE AND EXTRAORDINARY ITEM                       $      (14.3)    $      (24.2)
  Discontinued operations - income and gain on assets
    sold and held for sale                                                   0.5              3.6
  Cumulative effect of a change in accounting principle                       --            (10.5)
  Extraordinary item - extinguishment of debt                               10.8             10.8
                                                                    ------------     ------------

NET INCOME                                                          $       (3.0)    $      (20.3)
  6 3/4% Series A Preferred Share distributions                             (0.9)            (0.8)
  9 1/2% Series A Preferred Share distributions                             (1.0)            (1.0)
                                                                    ------------     ------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                         $       (4.9)    $      (22.1)
                                                                    ============     ============

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 TO THE THREE MONTHS ENDED JUNE 30, 2001

Revenue

         Total revenues increased $92.7 million, or 49.0%, to $281.9 million for the quarter ended June 30, 2002, as compared to $189.2 million for the quarter ended June 30, 2001. The components of the increase are:

         o an increase in Residential Development Property Revenue of $85.0 million due to the consolidation of three Residential Development Corporations beginning on February 14, 2002, as a result of the COPI transaction (previously the Company recorded its share of earnings under the equity method); and

         o an increase in Resort/Hotel Property revenue of $37.4 million due to the consolidation of the operations of eight of the Resort/Hotel Properties beginning on February 14, 2002, as a result of the COPI transaction (previously the Company recognized lease payments related to these Properties); partially offset by

         o a decrease in interest and other income of $15.8 million primarily attributable to:

                  o the collection of $5.0 million from Charter Behavioral Healthcare Systems, LLC ("CBHS") in 2001 on a working capital loan that was previously expensed in conjunction with the recapitalization of CBHS;

                  o gain recognized on marketable securities of $6.0 million; and

                  o development fee and lease commission revenue from Five Houston Center Office Property of $1.7 million received in the second quarter 2001; and

         o a decrease in Office Property revenue of $13.9 million primarily due to the disposition of five Office Properties in 2001 and the contribution of two Office Properties to joint ventures in 2001.

Expense

         Total expense increased $105.4 million, or 63.3%, to $271.8 million for the three months ended June 30, 2002, as compared to $166.4 million for the three months ended June 30, 2001. The primary components of this increase are:

         o an increase in Residential Development Property expense of $77.0 million due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction (previously the Company recorded its share of earnings under the equity method); and

         o an increase in Resort/Hotel Property expense of $42.2 million due to the consolidation of the operations of eight of the Resort/Hotel Properties beginning February 14, 2002, as a result of the COPI transaction (previously the Company recognized lease payments related to these Properties); partially offset by

         o a decrease due to the recognition in the second quarter of 2001 of $13.2 million due to the impairment charges relating to the behavioral healthcare properties of $1.2 million and the impairment of $12.0 million relating to the conversion of the Company's preferred

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


                  interest in Metropolitan Partners, LLC into common shares of Reckson Associates Realty Corp.; and

         o a decrease in Office Property Operating expense of $4.0 million primarily due to the disposition of five Office Properties in 2001 and the contribution of two Office Properties to joint ventures in 2001.

Other Income and Expense

         Other income decreased $4.5 million, or 39.8%, to $6.8 million for the three months ended June 30, 2002, as compared to $11.3 million for the three months ended June 30, 2001, as a result of:

         o a decrease in equity in net income of unconsolidated companies of $5.2 million, primarily due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction (previously the Company recorded its interests in the Residential Development Corporations under the equity method); partially offset by

         o an increase due to the recognition in 2001 of a $0.7 million loss on property sales.

Income Tax Expense

         The Company recognized consolidated income tax expense of $0.4 million for the three months ended June 30, 2002, primarily related to Resort/Hotel and Residential Development operations. Because these operations were not consolidated for the three months ended June 30, 2001, no consolidated income tax expense was recognized for that period.

Discontinued Operations

         The income from discontinued operations from assets sold and held for sale increased $0.5 million, or 500.0%, to $0.6 million for the three months ended June 30, 2002, compared to $0.1 million for the three months ended June 30, 2001. This increase is primarily due to:

         o a gain on disposals of $1.7 million, net of minority interest, primarily due to the sale of two consolidated Office Properties in the Woodlands in the second quarter 2002; partially offset by

         o an impairment charge of $1.0 million in the second quarter 2002, related to the Washington Harbour II land held for sale, representing the difference between the carrying value and the estimated sales price less costs of the sale for this land.

Extraordinary Item

         In May 2001, $10.8 million of deferred financing costs were written-off due to the early extinguishment of the Company's credit facility with UBS. The recognition of the write-off was treated as an Extraordinary Item for the three months ended June 30, 2001. No such event or write-off occurred during the three months ended June 30, 2002.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


SEGMENT ANALYSIS

Office Segment

                                                   FOR THE THREE MONTHS
                                                      ENDED JUNE 30,                    VARIANCE
                                                 -------------------------     --------------------------
(in millions)                                       2002           2001            $                %
-------------                                    ----------     ----------     ----------      ----------

Office Property Revenue                          $    141.5     $    155.4     $    (13.9)           -8.9%
Office Property Operating Expense                      62.8           66.8           (4.0)           -6.0%
Equity in Earnings of Unconsolidated
   office properties                                    1.5            1.2            0.3            25.0%

         The components of the decrease in Office Property revenues are as follows:

              o decreased revenue of $12.3 million due to the disposition of five Office Properties in 2001 and the contribution of two Office Properties to joint ventures in 2001; and

              o decreased other revenue of $1.7 million primarily related to a decrease in lease termination fees.

         The primary components of the decrease in Office Property operating expense are as follows:

              o decreased expenses of $4.4 million due to the disposition of five Office Properties in 2001 and the contribution of two Office Properties to joint ventures in 2001; and

              o decreased office property utility expense of $3.3 million due to lower rates as a result of a one-year energy contract effective beginning in first quarter of 2002 for certain Texas Properties; partially offset by

              o increased operating expenses of $3.7 million attributable to security, insurance and the timing of repairs and maintenance.

Resort/Hotel Segment

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI. The financial statements reflect the consolidation of the operations for these eight Resort/Hotel Properties for the period February 14, 2002 through June 30, 2002. Revenues prior to February 14, 2002 represent lease payments to the Company.

                                             FOR THE THREE MONTHS
                                                ENDED JUNE 30,                       VARIANCE
                                        ------------------------------     ------------------------------
(in millions)                               2002              2001              $                 %
-------------                           ------------      ------------     ------------      ------------

Resort/Hotel Property Revenue           $       53.5      $       16.1
Resort/Hotel Property Expense                  (42.2)               --
                                        ------------      ------------     ------------      ------------
Net Operating Income                    $       11.3      $       16.1     $       (4.8)               30%
                                        ============      ============     ============      ============

         The decrease in Resort/Hotel Property net operating income is primarily due to the consolidation of the operations of eight of the Resort Hotel Properties in 2002 as compared to the recognition of lease payments from these Properties in 2001. In addition net operating income decreased as a result of the following:

              o decreases in occupancy from 65% to 63% and revenue per available room from $304 to $280 (7.9% decrease) at the luxury and destination fitness resorts and spas.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Residential Development Segment

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's voting interests in three of the Residential Development
Corporations: TWLC, DMDC and CRDI. The Company fully consolidated the operations of the three Residential Development Corporations beginning on the dates of the asset transfers.

                                                   FOR THE THREE MONTHS
                                                       ENDED JUNE 30,                   VARIANCE
                                                 --------------------------     --------------------------
(in millions)                                       2002            2001            $               %
-------------                                    ----------      ----------     ----------      ----------

Residential Development Property Revenue         $     85.0      $       --
Residential Development Property Expense              (77.0)             --

Depreciation/Amortization                              (1.9)             --
Equity in net income of Unconsolidated
   Residential Development Properties                   6.2             9.7
Minority Interests                                     (1.2)             --
Income Tax Provision                                   (1.6)             --
                                                 ----------      ----------     ----------      ----------
Operating Results                                $      9.5      $      9.7     $     (0.2)           -2.1%
                                                 ==========      ==========     ==========      ==========

         The primary components of the decrease in Residential Development Property net operating income are:

         o lower lot and commercial land sales of $5.0 million at the Woodlands Land Company; and

         o a change in presentation of capitalized interest of $2.6 million, due to consolidation of DMDC and CRDI; partially offset by

         o        higher lot and unit sales of $6.9 million at CRDI and DMDC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Temperature-Controlled Logistics Segment

                                                           FOR THE THREE MONTHS
                                                               ENDED JUNE 30,                       VARIANCE
                                                       ------------------------------     ------------------------------
(in millions)                                              2002              2001              $                 %
-------------                                          ------------      ------------     ------------      ------------

Equity in earnings (loss) of unconsolidated
Temperature-Controlled Logistics Properties            $       (0.4)     $        1.6     $       (2.0)           -125.0%

         The decrease in equity in earnings of unconsolidated Temperature-Controlled Logistics Properties is primarily due to the Company's $2.5 million portion of deferred rent recorded in the second quarter of 2002 compared with the Company's $1.5 million portion of deferred rent recorded in the second quarter of 2001, and $1.0 million related to the change in base rent recognition from straight-line to seasonal for the year.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001

Revenues

         Total revenues increased $147.2 million, or 40.1%, to $514.2 million for the six months ended June 30, 2002, as compared to $367.0 million for the six months ended June 30, 2001. The components of the increase are:

         o an increase in Residential Development Property Revenue of $133.1 million due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction (previously the Company recorded its share of earnings under the equity method); and

         o an increase in Resort/Hotel Property revenue of $59.9 million due to the consolidation of the operations of eight of the Resort/Hotel Properties beginning February 14, 2002, as a result of the COPI transaction (previously the Company recognized lease payments related to these Properties); partially offset by

         o a decrease in Office Property revenue of $23.2 million primarily due to the disposition of five Office Properties in 2001 and the contribution of two Office Properties to joint ventures in 2001; and

         o a decrease in interest and other income of $22.6 million, primarily due to:

                  o the collection of $6.8 million from CBHS in 2001 on a working capital loan that was previously expensed in conjunction with the recapitalization of CBHS;

                  o gain recognized on the sale of marketable securities of $6.5 million in the second quarter of 2001;

                  o the recognition in 2001 of $2.8 million of interest income on COPI notes;

                  o the recognition in 2001 of $1.8 million in lease commission and development fee revenue for Five Houston Center Office Property; and

                  o a decrease in interest income of $1.5 million in 2002 related to lower escrow balances due to plaza renovations at an Office Property.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Expense

         Total expense increased $168.6 million, or 52.7%, to $488.6 million for the six months ended June 30, 2002, as compared to $320.0 million for the six months ended June 30, 2001. The primary components of this increase are:

         o an increase in Residential Development Property expense of $119.2 million due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction (previously the Company recorded its share of earnings under the equity method); and

         o an increase in Resort/Hotel Property expense of $66.1 million due to the consolidation of the operations of eight of the Resort/Hotel Properties beginning February 14, 2002, as a result of the COPI transaction (previously the Company recognized lease payments related to these Properties); partially offset by

         o a decrease due to the recognition in 2001 of $15.3 million primarily due to impairment charges relating to behavioral healthcare properties of $3.4 million and the impairment of $12.0 million relating to the conversion of the Company's preferred interest in Metropolitan Partners, LLC into common shares of Reckson Associates Realty Corp.;

         o a decrease in interest expense of $5.6 million primarily attributable to a decrease in the weighted average interest rate of 38 basis points (from 8.07% to 7.69%), or $4.5 million of interest expense, due to the debt refinancing in May of 2001 and lower LIBOR rates, and a decrease of $2.6 million attributable to a higher capitalized interest amount in 2002, partially offset by an increase of $1.0 million due to a $21.0 million increase in the average debt balance, from $2,398 million to $2,419 million; and

         o a decrease in Office Property operating expense of $4.4 million primarily due to the disposition of five Office Properties in 2001 and the contribution of two Office Properties to joint ventures in 2001.

Other Income and Expense

         Other income decreased $11.7 million, or 41.9%, to $16.2 million for the six months ended June 30, 2002, as compared to $27.9 million for the six months ended June 30, 2001, primarily as a result of a decrease in equity in net income of unconsolidated companies of $12.1 million, primarily due to the $5.2 million impairment of an investment in DBL Holdings, Inc., and the Company's additional $2.1 million portion of Americold Logistics' deferral of rent payable and the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction (previously the Company recorded its investment in the Residential Development Corporations under the equity method).

Income Tax Benefit

         The Company's $3.9 million total consolidated income tax expense for the six months ended June 30, 2002 includes tax expense related to the operations of the Resort/Hotel and Residential Development Operations of $2.8 million, offset by a tax benefit of $6.7 million. The $6.7 million benefit results from the temporary difference between the financial reporting basis and the respective tax basis of the hotel leases acquired as part of the Company's agreement with COPI. This temporary difference will be reversed over an estimated five-year period, which is the remaining lease term of the hotel leases.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Discontinued Operations

         The income from discontinued operations from assets held for sale increased $3.6 million, or 1,800%, to $3.8 million for the six months ended June 30, 2002, compared to $0.2 million for the six months ended June 30, 2001. This increase is primarily due to:

         o a gain on disposals of $6.2 million, net of minority interest, attributable to the sales of the Cedar Springs Plaza Office Property and two Office Properties in the Woodlands in 2002; partially offset by

         o an impairment charge of $1.0 million in 2002, related to land held for development, now classified as held for sale. This amount represents the difference between the carrying value and the estimated sales price less costs of the sale for this property.

Cumulative Effect of a Change in Accounting Principle

         In conjunction with the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company reported a cumulative effect of a change in accounting principle for the six months ended June 30, 2002, which resulted in a charge of $10.5 million. This charge is due to an impairment (net of minority interests and taxes) of the goodwill of the Temperature-Controlled Logistics Corporation and Crescent Resort Development, Inc. No such impairment charge was recognized for the six months ended June 30, 2001.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this statement did not materially affect the Company's interim or annual financial statements; however, for the three and six months ended June 30, 2002, financial statement presentation was modified to report the results of operations, including any gains or losses recognized in accordance with this statement, and the financial position of the Company's real estate assets sold or classified as held for sale, as discontinued operations. As a result, the Company has reclassified certain amounts in prior period financial statements to conform with the new presentation requirements.

Extraordinary Item

         In May 2001, $10.8 million of deferred financing costs were written off due to the early extinguishment of the Company's credit facility with UBS. The recognition of the write-off was treated as an Extraordinary Item for the six months ended June 30, 2001. No such event or write-off occurred during the six months ended June 30, 2002.

SEGMENT ANALYSIS

Office Segment

                                                    FOR THE SIX MONTHS
                                                       ENDED JUNE 30,                  VARIANCE
                                                 -------------------------     --------------------------
(in millions)                                       2002           2001            $                %
-------------                                    ----------     ----------     ----------      ----------

Office Property Revenue                          $    285.0     $    308.2     $    (23.2)          -7.5%
Office Property Operating Expense                     128.6          133.0           (4.4)          -3.3%
Equity in Earnings of Unconsolidated
   office properties                                    2.8            2.3            0.5            21.7%

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


         The primary components of the decrease in Office Property revenue are as follows:

o decreased revenue of $24.5 million due to the disposition of five Office Properties in 2001 and the contribution of two Office Properties to joint ventures in 2001; and

o decreased other revenue of $1.2 million primarily related to a decrease in lease termination fees; partially offset by

o increased revenue of $2.5 million primarily as a result of increased full-service weighted average rental rates attributable to renewals at the Houston Center Office Property.

         The primary components of the decrease in Office Property operating expense are as follows:

o decreased expenses of $8.7 million due to the disposition of five Office Properties in 2001 and the contribution of two Office Properties to joint ventures in 2001; and

o decreased office property utility expense of $6.3 million due to lower rates as a result of a one-year energy contract effective beginning in first quarter of 2002 for certain Texas Properties; partially offset by

o increased operating expenses of $5.0 million attributable to security and insurance and $5.3 million attributable to the timing of repairs and maintenance and increased administrative expenses.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Resort/Hotel Segment

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI. The financial statements reflect the consolidation of the operations for these eight Resort/Hotel Properties for the period February 14, 2002 through June 30, 2002. Revenues prior to February 14, 2002 represent lease payments to the Company.

                                           FOR THE SIX MONTHS
                                              ENDED JUNE 30,                   VARIANCE
                                        --------------------------     --------------------------
(in millions)                              2002            2001            $               %
-------------                           ----------      ----------     ----------      ----------

Resort/Hotel Property Revenue           $     92.0      $     32.1
Resort/Hotel Property Expense                (66.1)             --
                                        ----------      ----------     ----------      ----------
Net Operating Income                    $     25.9      $     32.1     $     (6.2)          -19.3%
                                        ==========      ==========     ==========      ==========

         The decrease in Resort/Hotel Property is primarily due to the consolidation of the operations of eight of the Resort/Hotel Properties in 2002 as compared to the recognition of lease payments from these Properties in 2001. In addition, net operating income decreased as a result of the following:

o decreases in occupancy from 72% to 69% and decreases in revenue per available room from $349 to $329 (5.7% decrease) at the luxury and destination fitness resorts and spas; and

o decreases in occupancy from 72% to 70%, and revenue per available room from $88 to $82 (6.8% decrease) at the business-class hotels.

Residential Development Segment

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's voting interests in three of the Residential Development
Corporations: TWLC, DMDC and CRDI. The Company fully consolidated the operations of the three Residential Development Corporations beginning on the dates of the asset transfers.

                                                     FOR THE SIX MONTHS
                                                       ENDED JUNE 30,                   VARIANCE
                                                 --------------------------     -------------------------
(in millions)                                       2002            2001            $              %
-------------                                    ----------      ----------     ----------     ----------

Residential Development Property Revenue         $    133.1      $       --
Residential Development Property Expense             (119.2)             --

Depreciation/Amortization                              (3.0)             --
Equity in net income of Unconsolidated
   Residential Development Properties                  18.7            20.4
Minority Interests                                     (2.6)             --
Income Tax Provision                                   (3.6)             --
                                                 ----------      ----------     ----------     ----------
Operating Results                                $     23.4      $     20.4     $      3.0           14.7%
                                                 ==========      ==========     ==========     ==========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


         The primary components of the increase in Residential Development Property net operating income are:

         o higher lot and unit sales of $6.9 million at CRDI and Desert Mountain and $0.7 million due to the gain recognized on the disposition of two properties at the Woodlands; offset by lower lot and commercial land sales at the Woodlands Land Company; and

         o change in presentation of capitalized interest of $3.9 million, due to the consolidation of DMDC and CRDI.

Temperature-Controlled Logistics Segment

                                                          FOR THE SIX MONTHS
                                                             ENDED JUNE 30,                   VARIANCE
                                                       --------------------------     --------------------------
(in millions)                                             2002            2001            $               %
-------------                                          ----------      ----------     ----------      ----------

Equity in earnings (loss) of unconsolidated
Temperature-Controlled Logistics Properties            $     (0.7)     $      4.4     $     (5.1)        -115.9%

         This decrease in equity in earning of unconsolidated Temperature-Controlled Logistics Properties is primarily due to the Company's $3.7 million portion of the deferred rent in the first half of 2002 compared with the Company's $1.5 million portion of deferred rent in the first half of 2001, and $1.0 million related to the change in base rent recognition from straight-line to seasonal for the year.

                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                             FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,
                                                            --------------------------
                                                               2002            2001          $ CHANGE
                                                            ----------      ----------      ----------
(in millions)

Cash Provided by Operating Activities                       $    103.7      $    117.8      $    (14.1)
Cash used in Investing Activities                                 (1.6)          (68.8)           67.2
Cash used in Financing Activities                                (70.8)          (64.5)           (6.3)
                                                            ----------      ----------      ----------
Increase (Decrease) in Cash and Cash Equivalents            $     31.3      $    (15.5)     $     46.8
Cash and Cash Equivalents, Beginning of Period                    36.3            39.0            (2.7)
                                                            ----------      ----------      ----------
Cash and Cash Equivalents, End of Period                    $     67.6      $     23.5      $     44.1
                                                            ==========      ==========      ==========

Operating Activities

         The Company's cash provided by operating activities of $103.7 million is attributable to Property operations.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Investing Activities

         The Company's cash used in investing activities of $1.6 million is primarily attributable to:

               o $25.0 million of additional investment in unconsolidated companies, consisting primarily of investments in the upscale Residential Development Properties, particularly related to CRDI's investment in the Tahoe Mountain Resorts from January 1 through February 14, 2002;

               o $18.0 million for capital expenditures for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

               o $18.0 million for incremental and non-incremental revenue generating tenant improvement and leasing costs for office properties;

               o    $8.4 million for acquisition of rental properties; and

               o    $1.2 million for development of investment properties.

         The use of cash for investing activities is partially offset by:

               o $38.2 million in cash resulting from the Company's February 14, 2002 transaction with COPI;

               o $20.4 million of net sales proceeds primarily attributable to the disposition of the Cedar Springs Office Property and Woodlands Office Equities-95 Limited's ("WOE") sale of two Office Properties; and

               o $8.3 million from return of investment in unconsolidated Residential Development Properties and Office Properties.

Financing Activities

         The Company's use of cash for financing activities of $70.8 million is primarily attributable to:

               o    net payments under the Fleet Facility of $256.5 million;

               o purchases from GMACCM of preferred interests in a subsidiary of the Company of $187 million;

               o    a decrease in notes payable of $99.3 million;

               o distributions to common shareholders and unitholders of $88.7 million;

               o    common share repurchase of $28.5 million;

               o $10.0 million of deferred financing costs for $375 million senior, unsecured notes;

               o    distributions to preferred shareholders of $8.6 million; and

               o net capital distributions to joint venture partners of $7.6 million, primarily due to distributions to joint venture preferred equity partners.

         The use of cash for financing activities is partially offset by:

               o gross proceeds of $375.0 from issuance of senior, unsecured notes;

               o net proceeds of $81.9 from offering of Series B preferred shares;

               o net proceeds of $48.2 from offering of Series A preferred shares; and

               o    borrowings under the Fleet Facility of $110 million.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


LIQUIDITY REQUIREMENTS

         As of June 30, 2002, the Company had unfunded capital expenditures of approximately $42.1 million relating to capital investments. The table below specifies the Company's total capital expenditures relating to these projects, amounts funded as of June 30, 2002, amounts remaining to be funded, and short-term and long-term capital requirements.

                                                                                               CAPITAL EXPENDITURES
                                                            AMOUNT                         ---------------------------
(IN MILLIONS)                               TOTAL        FUNDED AS OF         AMOUNT       SHORT-TERM       LONG-TERM
                                           PROJECT         JUNE 30,         REMAINING       (NEXT 12          (12+
              PROJECT                      COST(1)           2002            TO FUND        MONTHS)(2)      MONTHS)(2)
              -------                    -----------     ------------      -----------     -----------     -----------

RESIDENTIAL DEVELOPMENT SEGMENT
      Tahoe Mountain Resorts(3)          $     110.0      $     (94.6)     $      15.4     $      15.4     $        --
                                         -----------      -----------      -----------     -----------     -----------
                                         $     110.0      $     (94.6)     $      15.4     $      15.4     $        --
                                         -----------      -----------      -----------     -----------     -----------

OTHER
      SunTx(4)                           $      19.0      $      (7.8)     $      11.2     $       4.0     $       7.2
      Spinco(5)                                 15.5               --             15.5            15.5              --
                                         -----------      -----------      -----------     -----------     -----------
                                         $      34.5      $      (7.8)     $      26.7     $      19.5     $       7.2
                                         -----------      -----------      -----------     -----------     -----------

TOTAL                                    $     144.5      $    (102.4)     $      42.1     $      34.9     $       7.2
                                         ===========      ===========      ===========     ===========     ===========

----------

(1)  All amounts are approximate.

(2) Reflects the Company's estimate of the breakdown between short-term and long-term capital expenditures.

(3)  Includes development at Old Greenwood and Northstar Mountain properties.

(4) This commitment is related to the Company's investment in a private equity fund.

(5) The Company has agreed to form and capitalize a separate entity to be owned by the Company's shareholders, and to cause the new entity to commit to acquire COPI's entire membership interest in AmeriCold Logistics.

         The Company expects to fund its short-term capital requirements of approximately $34.9 million through a combination of cash, net cash flow from operations, construction financing return of capital (investment) from the Residential Development Corporations and borrowings under the Fleet Facility (up to $247.4 million of availability as of June 30, 2002). The Company plans to meet its maturing debt obligations during 2002 of approximately $201.2 million, primarily through additional borrowings under the Fleet Facility.

         The Company expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), additional interest expense related to the cash flow hedge agreements, recurring capital expenditures, non-recurring capital expenditures, such as tenant improvement and leasing costs, distributions to shareholders and unitholders, and additional expenses related to the COPI bankruptcy of approximately $9.9 million, primarily through cash flow provided by operating activities. To the extent that the Company's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Company expects to finance such requirements with available cash proceeds received from the sale or joint venture of Properties and borrowings under the Fleet Facility.

         The Company expects to redeem the remaining approximately $31.4 million of Class A Units in Funding IX, as of June 30, 2002, with the proceeds from the sale or joint venture of Properties. In August 2002, the Company redeemed approximately $8.9 million of Class A Units with proceeds from the sale of 6225 North 24th Street Office Property. The Company also intends to repay the intracompany loan of approximately $285.0 million from Funding IX to SH IX at or prior to maturity on March 15, 2003.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


         The Company's long-term liquidity requirements as of June 30, 2002 consist primarily of debt maturities after December 31, 2002, which totaled approximately $2.3 billion as of June 30, 2002. The Company also has $7.2 million of long-term capital requirements. The Company expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives as well as cash proceeds received from the sale or joint venture of Properties.

         Debt and equity financing alternatives currently available to the Company to satisfy its liquidity requirements and commitments for material capital expenditures include:

     o Additional proceeds from the Fleet Facility, under which the Company had up to $247.4 million of borrowing capacity as of June 30, 2002;

     o Additional proceeds from the refinancing of existing secured and unsecured debt;

     o Additional debt secured by existing underleveraged investment properties;

     o   Issuance of additional unsecured debt;

     o   Equity offerings including preferred and/or convertible securities; and

     o   Proceeds from joint ventures and Property sales.

         The following factors could limit the Company's ability to utilize these financing alternatives:

     o The reduction in net operating income of the Properties supporting the Fleet Facility to a level that would reduce the availability under the line of credit.

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

         In addition to the Company's liquidity requirements stated above, as of June 30, 2002, the Company guaranteed or provided letters of credit related to approximately $41.0 million of unconsolidated debt and had obligations to potentially provide an additional $48.7 million in guarantees, primarily related to construction loans. See "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" and "Debt Financing Arrangements" included in this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about the Company's unconsolidated investments and the underlying debt related to these investments.

COPI

         In April 1997, the Company established a new Delaware corporation, COPI. All of the outstanding common stock of COPI, valued at $0.99 per share, was distributed in a spin-off, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997.

         COPI was formed to become a lessee and operator of various assets to be acquired by the Company and to perform the intercompany agreement between COPI and the Company, pursuant to which each party agreed to provide the other with rights to participate in certain transactions. The Company was not permitted to operate or lease these assets under the tax laws in effect and applicable to REITs at that time. In connection with the formation and capitalization of COPI, and the subsequent operations and

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


investments of COPI since 1997, the Company made loans to COPI under a line of credit and various term loans.

         On January 1, 2001, The REIT Modernization Act became effective. This legislation allows the Company, through its subsidiaries, to operate or lease certain of its investments that had previously been operated or leased by COPI.

         On February 14, 2002, the Company executed an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI, substantially all of COPI's voting interests in three of the Company's Residential Development Corporations and other assets. The Company agreed to assist and provide funding to COPI for the implementation of a prepackaged bankruptcy of COPI. In connection with the transfer, COPI's rent obligations to the Company were reduced by $23.6 million and its debt obligations were reduced by $40.1 million. These amounts include $18.3 million of value attributed to the lessee interests transferred by COPI to the Company; however, in conformity with GAAP, the Company assigned no value to these interests for financial reporting purposes.

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

         The Agreement provides that COPI and the Company will jointly seek to have a pre-packaged bankruptcy plan for COPI, reflecting the terms of the Agreement, approved by the bankruptcy court. Under the Agreement, the Company has agreed to provide approximately $14.0 million to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Company estimates that the value of the common shares that will be issued to the COPI stockholders will be between approximately $5.0 million to $8.0 million. The actual value of the common shares issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary substantially from the estimated amount.

         In addition, the Company has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15.0 million obligation to Bank of America, together with any accrued interest. The Company expects to form and capitalize a new entity ("Crescent Spinco"), to be owned by the shareholders of the Company. Crescent Spinco then would purchase COPI's interest in AmeriCold Logistics for between $15.0 million and $15.5 million. Crescent Operating has agreed that it will use the proceeds of the sale of the AmeriCold Logistics interest to repay Bank of America in full.

         COPI obtained the loan from Bank of America primarily to participate in investments with the Company. At the time COPI obtained the loan, Bank of America required, as a condition to making the loan, that Richard E. Rainwater, the Chairman of the Board of Trust Managers of the Company, and John C. Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, enter into a support agreement with COPI and Bank of America. Pursuant to the support agreement, Mssrs. Rainwater and Goff agreed to make additional equity investments in COPI if COPI defaulted on payment obligations under its line of credit with Bank of America and if the net proceeds of an offering of COPI securities were insufficient to allow COPI to repay Bank of America in full. Effective December 31, 2001, the parties executed an amendment to the line of credit providing that any defaults existing under the line of credit on or before March 8, 2002 are temporarily cured unless and until a new default shall occur.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


       Completion and effectiveness of the pre-packaged bankruptcy for COPI is contingent upon a number of conditions, including the vote of COPI's stockholders, the approval of the plan by certain of COPI's creditors and the approval of the bankruptcy court.

SHARE REPURCHASE PROGRAM

         The Company commenced its Share Repurchase Program in March 2000. On October 15, 2001, the Company's Board of Trust Managers increased from $500.0 million to $800.0 million the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"). As of June 30, 2002, the Company had repurchased 20,256,423 common shares, at an aggregate cost of approximately $386.6 million, resulting in an average repurchase price of $19.09 per common share.

         The following table shows a summary of the Company's common share repurchases by year, as of June 30, 2002.

                                                                                          AVERAGE
($ in millions)                                                            TOTAL         PRICE PER
                                                       SHARES             AMOUNT        COMMON SHARE
                                                     -----------        -----------     ------------

         2000                                         14,468,623        $     281.0     $     19.43
         2001                                          4,287,800               77.1           17.97
         Six months ended June 30, 2002                1,500,000               28.5           19.00
                                                     -----------        -----------     -----------
         Total                                        20,256,423(1)     $     386.6     $     19.09
                                                     ===========        ===========     ===========

----------

(1) Additionally, 14,530 of the Company's common shares were repurchased outside of the Share Repurchase Program as part of an executive incentive program.

         As of June 30, 2002, SH IX, a wholly-owned subsidiary of the Company, held 14,468,623 of the Company's repurchased common shares. The 14,468,623 common shares were repurchased with the net proceeds of the sale of Class A Units in Funding IX and with a portion of the net proceeds from the sale of one of the Properties held by Funding IX. See "Equity Financing - Sale of Preferred Equity Interests in Subsidiary" for a description of the Company's equity financings. These common shares are consolidated as treasury shares in conformity with GAAP. The shares are to be held in SH IX until all of the Class A Units are redeemed. Distributions will continue to be paid on these repurchased common shares and will be used to pay dividends on the Class A Units.

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

PROPERTY DISPOSITIONS

Unconsolidated

         During the six months ended June 30, 2002, the Woodlands CPC sold two office properties located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $8.9 million, of which the Company's portion was approximately $4.7 million. The sales generated a net gain of approximately $11.7 million, of which the Company's portion was approximately

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


$6.0 million. The proceeds received by the Company were used primarily to pay down the existing line of credit.

Consolidated

Office Segment

         On January 18, 2002, the Company completed the sale of the Cedar Springs Plaza, a wholly owned Office Property in Dallas, Texas. The sale generated net proceeds of approximately $12.0 million and a net gain of approximately $4.5 million. The proceeds from the sale of the Cedar Springs Plaza Office Property were used primarily to pay down the existing line of credit. The operations for this Property, as well as the gain recognized on the sale of this Property are included in "Discontinued Operations - Income and Gain on Assets Sold or Held for Sale".

         On May 29, 2002, WOE, owned by the Company and the Woodlands CPC, sold two consolidated Office Properties located within The Woodlands, Texas. The sale generated net proceeds of approximately $3.6 million of which the Company's portion was approximately $3.2 million. The sale generated a net gain of approximately $1.9 million, of which the Company's portion was approximately $1.7 million. The proceeds received by the Company were used primarily to pay down the existing line of credit. These two Properties were consolidated, joint venture properties and were included in the Company's Office Segment.

         As of June 30, 2002, Washington Harbour Phase II Land, located in the Georgetown submarket of Washington, D.C., was considered held for sale. The Company recognized an impairment charge of approximately $1.0 million on this land. After recognition of this impairment, the carrying value of the land at June 30, 2002 was approximately $15.0 million. The land is wholly owned by the Company and is included in the Company's Office Segment.

         On August 1, 2002, the Company completed the sale of the 6225 North 24th Street Office Property in Phoenix, Arizona. The sale generated net proceeds of approximately $9.0 million and a net gain of approximately $1.3 million. The proceeds from the sale of the 6225 North 24th Street Office Property were used to redeem Class A Units from GMACCM. This Office Property was wholly-owned by the Company and was included in the Company's Office Segment.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


         The significant terms of the Company's primary debt financing arrangement existing as of June 30, 2002 are shown below (dollars in thousands).

DEBT FINANCING ARRANGEMENTS

                                                            INTEREST                                                    BALANCE
                                                            RATE AT                                  EXPECTED        OUTSTANDING AT
                                             MAXIMUM        JUNE 30,            MATURITY              PAYOFF            JUNE 30,
         DESCRIPTION (1)                    BORROWINGS        2002                DATE                 DATE               2002
         ---------------                    ----------    ------------      -----------------    -----------------   -------------

SECURED FIXED RATE DEBT:
     AEGON Partnership Note                 $  267,610            7.53%         July 2009            July 2009        $    267,610
     LaSalle Note I                            239,000            7.83         August 2027          August 2007            239,000
     JP Morgan Mortgage Note                   197,491            8.31        October 2016        September 2006           197,491
     LaSalle Note II                           161,000            7.79         March 2028           March 2006             161,000
     CIGNA Note                                 63,500            7.47        December 2002        December 2002            63,500
     Metropolitan Life Note V                   38,417            8.49        December 2005        December 2005            38,417
     Northwestern Life Note                     26,000            7.66        January 2004         January 2004             26,000
     Woodmen of the World Note                   8,500            8.20         April 2009           April 2009               8,500
     Nomura Funding VI Note                      8,109           10.07          July 2020            July 2010               8,109
     Mitchell Mortgage Note                      1,743            7.00         August 2002          August 2002              1,743
     Rigney Promissory Note                        631            8.50        November 2012          June 2012                 631
     Construction, Acquisition and
       other obligations for various
       CRDI projects                            13,690    6.28 to 10.0      Nov 02 to Dec 04     Nov 02 to Dec 04           13,557
                                            ----------    ------------                                                ------------
          Subtotal/Weighted Average         $1,025,691            7.85%                                               $  1,025,558
                                            ----------    ------------                                                ------------

UNSECURED FIXED RATE DEBT:
     Notes due 2009                         $  375,000            9.25%        April 2009           April 2009        $    375,000
     Notes due 2007                            250,000            7.50       September 2007       September 2007           250,000
     Notes due 2002                             97,906            7.00       September 2002       September 2002            97,906
     Other obligations                             541     8.0 to 12.0      Nov 02 to Jan 04     Nov 02 to Jan 04              541
                                            ----------    ------------                                                ------------
          Subtotal/Weighted Average         $  723,447            8.34%                                               $    723,447
                                            ----------    ------------                                                ------------
SECURED VARIABLE RATE DEBT:
     Fleet Fund I and II Term Loan          $  275,000            5.14%         May 2005             May 2005         $    275,000
     Deutsche Bank - CMBS Loan (2)             220,000            5.84          May 2004           May 2006 (4)            220,000
     National Bank of Arizona                   50,000            5.04          June 2003            June 2003              25,726
     Construction, Acquisition and
       other obligations for various
       CRDI projects                            96,069    4.34 to 5.75      Aug 02 to Sept 03    Aug 02 to Sept 03          56,200
                                            ----------    ------------                                                ------------
          Subtotal/Weighted Average         $  641,069            5.33%                                               $    576,926
                                            ----------    ------------                                                ------------

UNSECURED VARIABLE RATE DEBT:
     Fleet Facility (3)                     $  400,000            3.72%         May 2004           May 2005 (4)       $    136,500
     JP Morgan Loan Sales Facility (4)          50,000            3.25         April 2002            July 2002              10,000
                                            ----------    ------------                                                ------------
          Subtotal/Weighted Average         $  450,000            3.69%                                               $    146,500
                                            ----------    ------------                                                ------------

       TOTAL/WEIGHTED AVERAGE               $2,840,207            7.17%(5)                                            $  2,472,431
                                            ==========    ============                                                ============

AVERAGE REMAINING TERM                                                          7.5 years            4.1 years

----------

(1) For more information regarding the terms of the Company's debt financing arrangements, including the amounts payable at maturity for non-amortizing loans, properties securing the Company's secured debt and the method of calculation of the interest rate for the Company's variable-rate debt, see "Note 8. Notes Payable and Borrowings under the Fleet Facility" included in "Item 1. Financial Statements."

(2)  This loan has two one-year extension options.

(3)  This facility has a one-year extension option.

(4)  This is an uncommitted facility.

(5) The overall weighted average interest rate does not include the effect of the Company's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.89%.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


         The following table shows information about the Company's consolidated fixed and variable-rate debt and does not take into account any extension options, hedging arrangements or the Company's anticipated pay-off dates.

(in thousands)                                                     WEIGHTED         WEIGHTED AVERAGE
                              AMOUNT         % OF DEBT           AVERAGE RATE         MATURITY (3)
                           ------------     ------------         ------------       ----------------

Fixed-Rate Debt            $  1,749,005               71%                 8.1%          10.9 years
Variable-Rate Debt              723,426               29%                 4.6%           1.9 years
                           ------------     ------------         ------------         ------------
Total Debt                 $  2,472,431              100%(1)              7.2%(2)        7.5 years
                           ============     ============         ============         ============

----------

(1) Including the $527.0 million of hedged variable-rate debt, the percentages for fixed-rate debt and variable-rate debt are 92% and 8%, respectively.

(2) Including the effect of hedge arrangements the overall weighted average interest rate would have been 7.89%.

(3)  Based on contractual maturities. The overall weighted average maturity is
     4.1 years based on the Company's expected payoff dates.

         Listed below are the aggregate principal payments by year required as of June 30, 2002 under indebtedness of the Company. Scheduled principal installments and amounts due at maturity are included.

(in thousands)

                                                           UNSECURED DEBT
                         SECURED DEBT    UNSECURED DEBT    LINE OF CREDIT      TOTAL (1)
                         ------------    --------------    --------------    ------------

2002                     $     92,845     $    108,322     $         --     $    201,167
2003                           88,722               --               --           88,722
2004                          262,896              125          136,500          399,521
2005                          329,339               --               --          329,339
2006                           18,938               --               --           18,938
Thereafter                    809,744          625,000               --        1,434,744
                         ------------     ------------     ------------     ------------
                         $  1,602,484     $    733,447     $    136,500     $  2,472,431
                         ============     ============     ============     ============

----------

(1) These amounts do not represent the effect of a one-year extension option on the Fleet Facility and two one-year extension options on the Deutsche Bank
     - CMBS Loan, as noted above.

         The Company has $201.2 million of secured and unsecured debt due during 2002, consisting primarily of the Cigna Note, the Mitchell Mortgage Note, unsecured short-term borrowings and the 2002 Notes. Borrowings under the Company's revolving line of credit are expected to be used to repay or repurchase from time to time the remaining $97.9 million of outstanding 2002 Notes due in September 2002. In addition, borrowings under the revolving line of credit are expected to be used to repay the $63.5 million CIGNA Note due in December 2002.

         The Company's policy with regard to the incurrence and maintenance of debt is based on a review and analysis of the following:

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


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

         Any uncured or unwaived events of default on the Company's loans can trigger an acceleration of payment on the loan in default. In addition, a default by the Company or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Fleet Facility and the Fleet Fund I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of June 30, 2002, the Company was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Company's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the six months ended June 30, 2002, there were no circumstances that required pre-payment penalties or increased collateral related to the Company's existing debt.

DEBT OFFERING

         On April 15, 2002, the Company completed a private offering of $375.0 million in senior, unsecured notes due 2009. The notes bear interest at an annual rate of 9.25% and were issued at 100% of issue price. The notes are callable after April 15, 2006. Interest will be payable in cash on April 15 and October 15 of each year, beginning October 15, 2002. The Company has filed a registration statement with the SEC to register a similar series of notes with the SEC and to effect an exchange offer of the registered notes for the privately placed notes. In addition, the Company has agreed to register certain of the notes for resale by their holders. In the event that the exchange offer or resale registration is not completed on or before October 15, 2002, the interest rate on the notes will increase to 9.75% and increase to 10.25% after 90 days until the exchange offer or resale registration is completed.

         The net proceeds from the offering of notes were approximately $366.5 million. Approximately $309.5 million of the proceeds were used to pay down amounts outstanding under the Fleet Facility, and the remaining proceeds were used to pay down $5.0 million of short-term indebtedness and redeem approximately $52.0 million of Class A Units in Funding IX from GMAC Commercial Mortgage Corporation. See "Equity Financing - Sale of Preferred Equity Interests in Subsidiary" for a description of the Class A Units in Funding IX held by GMAC Commercial Mortgage Corporation.

CASH FLOW HEDGES

         The Company uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate debt ratio. As of June 30, 2002, the Company had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, as amended by SFAS No. 138.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


         The following table shows information regarding the Company's cash flow hedge agreements as of June 30, 2002, and additional interest expense and unrealized gains for the six months ended June 30, 2002:

       (in millions)                                                                        ADDITIONAL         UNREALIZED GAINS
                                                                                         INTEREST EXPENSE          IN OTHER
          ISSUE          NOTIONAL        MATURITY        REFERENCE          FAIR        FOR THE SIX MONTHS   COMPREHENSIVE INCOME
           DATE           AMOUNT           DATE            RATE         MARKET VALUE    ENDED JUNE 30, 2002    AT JUNE 30, 2002
        -----------     -----------     -----------     -----------     ------------    -------------------  --------------------

            7/21/99     $     200.0          9/2/03           6.183%     $      (9.3)     $          4.2      $          1.5
            5/15/01           200.0          2/3/03            7.11             (6.6)                5.3                 4.2
            4/14/00           100.0         4/18/04            6.76             (6.9)                2.4                 0.3

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

         Over the next twelve months, an estimated $18.0 million to $19.0 million will be reclassified from accumulated other comprehensive income to interest expense and charged against earnings related to the effective portions of the cash flow hedge agreements.

         Additionally, CRDI, a consolidated subsidiary of the Company, also uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt. As of June 30, 2002, CRDI had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS Nos. 133 and 138.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


         The following table shows information regarding CRDI's cash flow hedge agreements as of June 30, 2002 and additional capitalized interest for the six months ended June 30, 2002. Unlike the additional interest on the Company's cash flow hedges which was expensed, the additional interest on CRDI's cash flow hedges was capitalized, as it is related to debt for projects that are currently under development.

   (in thousands)                                                                            ADDITIONAL
                                                                                        CAPITALIZED INTEREST
            ISSUE        NOTIONAL       MATURITY      REFERENCE            FAIR          FOR THE SIX MONTHS
            DATE          AMOUNT          DATE           RATE          MARKET VALUE      ENDED JUNE 30, 2002
         ----------     ----------     ----------     ----------      --------------    --------------------

           1/2/2001     $   15,538     11/16/2002           4.34%     $         (353)     $          187
           9/4/2001          6,650       9/4/2003           5.09%               (117)                 75
           9/4/2001          4,800       9/4/2003           5.09%                (88)                 54

         CRDI uses the shortcut method described in SFAS No. 133, which eliminates the need to consider ineffectiveness of the hedges, and instead assumes the hedges are highly effective.

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

EQUITY FINANCING

Series A Preferred Offering

         On April 26, 2002, the Company completed an institutional placement (the "April 2002 Series A Preferred Offering") of an additional 2,800,000 shares of 6 3/4% Series A Convertible Cumulative Preferred Shares (the "Series A Preferred Shares") at an $18.00 per share price and with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $50.4 million. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of 0.6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. The Series A Preferred Shares have no stated maturity, are not subject to sinking fund or mandatory redemption and may not be redeemed before February 18, 2003, except in order to preserve the Company's status as a REIT. On or after February 13, 2003, the Series A Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated accrued and unpaid distribution. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing May 15, 2002. The annual fixed dividend is $1.6875 per share.

         Net proceeds to the Company from the April 2002 Series A Preferred Offering after underwriting discounts and other offering costs of approximately $2.2 million were approximately $48.2 million. The Company used the net proceeds to redeem Class A Units from GMACCM.

Series B Preferred Offering

         On May 17, 2002, the Company completed an offering (the "May 2002 Series B Preferred Offering") of 3,000,000 shares of 9.50% Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share for aggregate total offering proceeds of

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


approximately $75.0 million. The Series B Preferred Shares have no stated maturity, are not subject to sinking fund or mandatory redemption, are not convertible into any other securities of the Company and may not be redeemed before May 17, 2007, except in order to preserve the Company's status as a REIT. On or after May 17, 2007, the Series B Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated, accrued and unpaid distributions. Dividends on the Series B Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing August 15, 2002. The annual fixed dividend is $2.375 per share.

         Net proceeds to the Company from the May 2002 Series B Preferred Offering after underwriting discounts of approximately $2.4 million and other offering costs of approximately $0.4 million were approximately $72.3 million. The Company used the net proceeds to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

         On June 6, 2002, an additional 400,000 Series B Preferred Shares were sold (the "June 2002 Series B Preferred Offering") resulting in gross proceeds to the Company of approximately $10.0 million. Net proceeds to the Company after underwriting discounts of approximately $0.3 million and other offering costs of approximately $0.05 million were approximately $9.6 million. As with the May 2002 Series B Preferred Offering, the Company used the net proceeds to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

Sale of Preferred Equity Interests in Subsidiary

         During the year ended December 31, 2000, the Company formed Funding IX and contributed seven Office Properties and two Resort/Hotel Properties to Funding IX. As of June 30 2002, Funding IX held seven Office Properties and one Resort/Hotel Property. The Company owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         Also during the year ended December 31, 2000, GMAC Commercial Mortgage Corporation (GMACCM") purchased $275 million of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units are redeemable at the option of the Company at the original price. As of December 31, 2000, approximately $56.6 million of the Class A Units had been redeemed from GMACCM by the Company. No redemptions occurred during the year ended December 31, 2001. During the six months ended June 30, 2002, the Company redeemed approximately $187 million of the Class A Units, reducing to $31.4 million the amount of Class A Units held by GMACCM. The Class A Units initially received a preferred variable-rate dividend calculated at LIBOR plus 450 basis points. Beginning March 16, 2002, the preferred variable-rate dividend increased to LIBOR plus 550 basis points, which resulted in a dividend rate of approximately 7.34% per annum as of June 30, 2002.

         Funding IX loaned the net proceeds of the sale of Class A Units in Funding IX and a portion of the net proceeds from the sale of one of the Resort/Hotel Properties held by Funding IX, through an intracompany loan to SH IX, for the purchase of common shares of the Company. See "Share Repurchase Program" above. This intracompany loan is eliminated in consolidation. The loan from Funding IX to SH IX matures March 15, 2003 and the Company intends to repay the loan of approximately $285.0 million at or prior to that time. The repayment proceeds received by Funding IX from SH IX will be used to redeem Class A Units up to the outstanding amount of Class A Units.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES

         Investments in which the Company does not have a controlling interest are accounted for under the equity method. The following is a summary of the Company's ownership in significant joint ventures and equity investments.

                                                                                                  COMPANY'S OWNERSHIP
                      ENTITY                                       CLASSIFICATION                 AS OF JUNE 30, 2002
                      ------                                       --------------                 -------------------

Joint Ventures
Main Street Partners, L.P.                                 Office (Bank One Center-Dallas)             50.0%   (1)
Crescent 5 Houston Center, L.P.                           Office (5 Houston Center-Houston)            25.0%   (2)
Austin PT BK One Tower Office Limited Partnership          Office (Bank One Tower-Austin)              20.0%   (3)
Houston PT Four Westlake Office Limited Partnership      Office (Four Westlake Park-Houston)           20.0%   (3)

Equity Investments
Mira Vista Development Corp.                              Residential Development Corporation          94.0%   (4)
Houston Area Development Corp.                           Residential Development Corporation           94.0%   (5)
The Woodlands Land Development
    Company, L.P. (6)                                    Residential Development Corporation           42.5% (7)(8)
Desert Mountain Commercial, L.L.C. (6)                   Residential Development Corporation           46.5%   (9)
East West Resorts Development II, L.P., L.L.L.P. (6)     Residential Development Corporation           38.5%  (10)
Blue River Land Company, L.L.C. (6)                      Residential Development Corporation           31.8%  (11)
Iron Horse Investments, L.L.C. (6)                       Residential Development Corporation           27.1%  (12)
Manalapan Hotel Partners (6)                             Residential Development Corporation           24.0%  (13)
GDW, L.L.C. (6)                                          Residential Development Corporation           66.7%  (14)
Temperature-Controlled Logistics Partnership              Temperature-Controlled Logistics             40.0%  (15)
The Woodlands Commercial Properties Company, L.P.                      Office                          42.5% (7)(8)
DBL Holdings, Inc.                                                      Other                          97.4%  (16)
CR License, L.L.C.                                                      Other                          30.0%  (17)
Woodlands Operating Company, L.P.                                       Other                          42.5% (7)(8)
Canyon Ranch Las Vegas                                                  Other                          65.0%  (18)
SunTX Fulcrum Fund, L.P.                                                Other                          33.3%  (19)

----------

(1) The remaining 50.0% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

(2) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Investment Management, Inc. The Company recorded $611 in development and leasing fees, related to this investment during the six months ended June 30, 2002. The 5 Houston Center Office Property is currently under construction.

(3) The remaining 80% interest in Austin PT BK One Tower Office Limited Partnership and Houston PT Four Westlake Office Limited Partnership is owned by an affiliate of General Electric Pension Fund. The Company recorded $321 in management and leasing fees for these Office Properties during the six months ended June 30, 2002.

(4) The remaining 6.0% interest in Mira Vista Development, Corp. ("MVDC"), which represents 100% of the voting stock, is owned 4.0% by DBL Holdings, Inc. ("DBL") and 2.0% by third parties.

(5) The remaining 6.0% interest in Houston Area Development Corp. ("HADC"), which represents 100% of the voting stock, is owned 4.0% by DBL and 2.0% by a third party.

(6) On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's interests in substantially all of the voting stock in three of the Company's Residential Development Corporations (Desert Mountain Development Corporation ("DMDC"), The Woodlands Land Company, Inc. ("TWLC"), and Crescent Resort Development, Inc. ("CRDI")), and in CRL Investments, Inc. ("CRLI"). COPI also transferred its 60% general partner interest in COPI Colorado, L.P. which owns 10% of the voting stock in CRDI, which increased the Company's ownership interest in CRDI from 90% to 96%. As a result, the Company fully consolidated the operations of these entities beginning on the date of the asset transfers. The Woodlands Land Development Company, L.P. is an unconsolidated equity investment of TWLC. Desert Mountain Commercial, L.L.C. and GDW, L.L.C. are unconsolidated equity investments of DMDC (collectively, the "DM Subsidiaries"). East West Resorts Development II, L.P., L.L.L.P., Blue River Land Company, L.L.C., Iron Horse Investments, L.L.C., and Manalapan Hotel Partners, (collectively, the "CRD Subsidiaries") are unconsolidated equity investments of CRDI.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


(7) The remaining 57.5% interest in The Woodlands Land Development Company, L.P., The Woodlands Operating Company, L.P. and The Woodlands Commercial Properties Company, L.P. are owned by an affiliate of Morgan Stanley.

(8) Distributions are made to partners based on specified payout percentages. During the six months ended June 30, 2002, the payout percentage to the Company was 52.5%.

(9) The remaining 53.5% interest in Desert Mountain Commercial, L.L.C. is owned by parties unrelated to the Company.

(10) Of the remaining 61.5% interest in East West Resorts Development II, L.P., L.L.L.P., 0.8% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, through his 20% ownership of COPI Colorado, L.P. and 60.7% is owned by parties unrelated to the Company.

(11) Of the remaining 68.2% interest in Blue River Land Company, L.L.C., 0.7% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, through his 20% ownership of COPI Colorado, L.P. and 67.5% is owned by parties unrelated to the Company.

(12) Of the remaining 72.9% interest in Iron Horse Investments, L.L.C., 0.6% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, through his 20% ownership of COPI Colorado, L.P. and 72.3% is owned by parties unrelated to the Company.

(13) Of the remaining 76.0% interest in Manalapan Hotel Partners, 0.5% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, through his 20% ownership of COPI Colorado, L.P. and 75.5% is owned by parties unrelated to the Company.

(14) The remaining 33.3% interest in GDW, L.L.C. is owned by a group of individuals unrelated to the Company.

(15) The remaining 60.0% interest in the Temperature-Controlled Logistics Partnership is owned by Vornado Realty Trust, L.P.

(16) John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, obtained the remaining 2.6% economic interest in DBL (including 100% of the voting interest in DBL) in exchange for his voting interests in MVDC and HADC, originally valued at approximately $380, and approximately $63 in cash, or total consideration valued at approximately $443. At June 30, 2002, Mr. Goff's book value in DBL was approximately $402.

(17) The remaining 70% interest in CR License, L.L.C. is owned by a group of individuals unrelated to the Company.

(18) The remaining 35% interest in Canyon Ranch Las Vegas is owned by a group of individuals unrelated to the Company.

(19) The SunTX Fulcrum Fund, L.P. (the "Fund") objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 66.7% of the Fund is owned by a group of individuals unrelated to the Company. If the Fund is able to raise the maximum amount of proceeds from its current offering, the Company's ownership percentage will decline by the closing date of the Fund as capital commitments from third parties are secured. If the Fund is able to raise the maximum amount of proceeds from its current offering, the Company projected ownership will be approximately 7.5% based on the Fund manager's expectations for the final Fund capitalization. The Company's accounts for its investment in the Fund under the cost method. The current investment is $7.8 million.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (continued)


UNCONSOLIDATED DEBT ANALYSIS

     The significant terms of the Company's share of unconsolidated debt financing arrangements existing as of June 30, 2002 are shown below.

                                                                       COMPANY'S
                                              COMPANY'S      DEBT        SHARE     CURRENT             REMAINING    FIXED/VARIABLE
NOTE                                         % OWNERSHIP    BALANCE    OF BALANCE   RATE     MATURITY  TERM (YRS)  SECURED/UNSECURED
----                                         -----------    -------    ----------  -------   --------  ----------  -----------------
TEMPERATURE CONTROL LOGISTICS SEGMENT:
   AmeriCold Notes(1)                           40%       $   544,816  $ 217,926      7.0%   4/23/2008      5.90     Fixed/Secured
                                                          -----------  ---------

OFFICE SEGMENT:
   Main Street Partners, L.P. (2)(3)            50%           133,945     66,973      5.9%   12/1/2004      2.46  Variable/Secured
   Crescent 5 Houston Center, L.P. -
     25% Crescent (4)                           25%            38,173      9,543      4.1%   5/31/2004      1.95  Variable/Secured
   Austin PT Bk One Tower Office Limited
     Partnership                                20%            38,128      7,626      7.1%    8/1/2006      4.15     Fixed/Secured
   Houston PT Four Westlake Office
     Limited Partnership                        20%            49,022      9,804      7.1%    8/1/2006      4.15     Fixed/Secured


The Woodlands Commercial Properties Co.
   Bank Boston credit facility                  42.5%          68,736     29,213      4.3%  11/30/2004      2.46  Variable/Secured
   Fleet National Bank                                          3,412      1,450      3.8%  10/31/2003      1.36  Variable/Secured
                                                          -----------  ---------
                                                              331,416    124,609
                                                          -----------  ---------

RESIDENTIAL DEVELOPMENT SEGMENT:                42.5%
The Woodlands Land Development Co.(WLDC)(5)
   Bank Boston credit facility (6) (7)                        226,460     96,245      4.3%  11/30/2002      0.43  Variable/Secured
   Fleet National Bank (8)                                      6,999      2,975      3.8%  10/31/2003      1.36  Variable/Secured
   Fleet National Bank (9)                                     17,058      7,250      4.6%  12/31/2005      3.56  Variable/Secured
   Jack Eckerd Corp.                                              101         43      4.8%    7/1/2005      3.05  Variable/Secured
   Mitchell Mortgage Company                                    2,775      1,179      5.8%    1/1/2004      1.53     Fixed/Secured
   Mitchell Mortgage Company                                    1,273        541      6.3%    7/1/2005      3.05     Fixed/Secured
   Mitchell Mortgage Company                                    1,988        845      5.5%   10/1/2005      3.30     Fixed/Secured
   Mitchell Mortgage Company                                    3,585      1,524      8.0%    4/1/2006      3.81     Fixed/Secured
   Mitchell Mortgage Company                                    1,420        604      7.0%   10/1/2006      4.32     Fixed/Secured
                                                          -----------  ---------
                                                              261,659    111,206
                                                          -----------  ---------

Other Residential Development Corporations:
Manalapan Hotel Partners                        24%
   Dresdner Bank AG (10)                                       68,500     16,440      3.5%  12/29/2002      0.51  Variable/Secured

Desert Mountain Commercial L.L.C.               46.5%           1,413        657      8.4%   11/1/2007       5.42     Fixed/Secured
                                                          -----------  ---------
                                                               69,913     17,097
                                                          -----------  ---------

TOTAL UNCONSOLIDATED DEBT                                 $ 1,207,804  $ 470,838
                                                          ===========  =========
AVERAGE REMAINING TERM                                                                    3.6 years

(1) Consists of several notes. Maturity date is based on largest debt instrument representing 94% of debt balance. All interest rates are fixed.

(2) Consists of two notes: Senior Note - variable interest rate at LIBOR + 189 basis points with no LIBOR floor. Mezzanine Note - variable interest rate at LIBOR + 890 basis points with a LIBOR floor of 3.0%. Interest-rate cap agreement maximum LIBOR of 4.52% on both notes.

(3) The Company obtained a Letter of Credit to guarantee the repayment of up to $4.3 million of principal of the Main Street Partners, L.P. loan.

(4) A full and unconditional guarantee of loan from Fleet for the Construction of 5 Houston Center is held by the Company. At June 30, 2002 and December 31, 2001, $33.8 million and $4.9 million was outstanding, respectively.

(5) On February 14, 2002, The Company executed an agreement with COPI to transfer, in lieu of foreclosure, COPI's 5% interest in Woodlands Land Development Company.

(6) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $145.0 million to a maximum LIBOR rate of 9.0%.

(7) To mitigate interest rate exposure, WLDC has entered into an interest rate swap against $50.0 million notional amount to effectively fix the interest rate at 5.28%. WLDC has also entered into an interest rate swap against $50.0 million notional amount to effectively fix the interest rate at 4.855%.

(8) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $33.8 million to a maximum LIBOR rate of 9.0%.

(9) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $19.5 million to a maximum LIBOR rate of 8.5%.

(10)     The Company guarantees $3.0 million of this facility.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


          The following table shows, as of June 30, 2002, information about the Company's share of unconsolidated fixed and variable-rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

(in thousands)

                                                                   WEIGHTED      WEIGHTED AVERAGE
                                 AMOUNT         % OF DEBT        AVERAGE RATE      MATURITY (1)
                              ------------     ------------      ------------    ----------------

Fixed-Rate Debt               $    240,706               51%              6.7%        5.6 years
Variable-Rate Debt                 230,132               49%              4.7%        1.5 years
                              ------------     ------------      ------------      ------------
Total Debt                    $    470,838              100%              5.8%        3.6 years
                              ============     ============      ============      ============

----------

(1)  Based on contractual maturities.

         Listed below are the Company's share of aggregate principal payments, by year, required as of June 30, 2002 related to the Company's unconsolidated debt. Scheduled principal installments and amounts due at maturity are included.(1)

(in thousands)

                      SECURED DEBT
                      ------------
2002                    $  143,134
2003                         5,685
2004                        76,437
2005                         8,964
2006                        18,515
Thereafter                 218,103
                        ----------
                        $  470,838
                        ==========

(1) These amounts do not represent the effect of two one-year extension options on two of The Woodlands Fleet National Bank loans, totaling $99.2 million that have initial maturity dates of November, 2002 and October, 2003.

RELATED PARTY DISCLOSURES

DBL Holdings, Inc.

         As of June 30, 2002, the Company owned 97.44% of DBL with the remaining 2.56% economic interest in DBL (including 100% of the voting interest in DBL) held by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company. Originally, Mr. Goff contributed his voting interests in MVDC and HADC, originally valued at approximately $380, and approximately $63 in cash, or total consideration valued at approximately $443 for his interest in DBL.

         DBL has two wholly owned subsidiaries, DBL-ABC, Inc. and DBL-CBO, Inc., the assets of which are described in the following paragraphs, and DBL directly holds 66% of the voting stock in MVDC and HADC. At June 30, 2002, Mr. Goff's book value in DBL was approximately $.4 million.

         Since June 1999, the Company has contributed approximately $23.8 million to DBL, in the form of cash and loans. These funds were used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. The day-to-day operations of G2 are managed jointly by an affiliate of GMACCM and a division of GMSP headquartered in Greenwich, Connecticut and overseen by High Balloch, a principal of GMSP who is unrelated to the Company. The ownership structure of the entity that ultimately controls GMSP consists of 50% ownership by Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and 50% by John Goff. Mr. Rainwater is also a limited partner of GMSP. At June 30, 2002, DBL had an approximately $14.5 million investment in G2 and had repaid in full the loans from the Company.

         In March 1999, DBL-CBO, Inc. acquired $6.0 million aggregate principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Island limited liability company. Juniper 1999-1 Class C-1 is the privately placed equity interest of a collateralized bond obligation. During the six months ended June 30, 2002, the Company recognized an impairment charge related to this investment of $5.2 million. As a result of this impairment charge, at June 30, 2002 this investment was valued at $0.

COPI Colorado, L. P.

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to the Company, in lieu of foreclosure, COPI's 60% general partner interest in COPI Colorado which owns 10% of the voting stock in CRDI. As a result, the Company increased its ownership interest in CRDI from 90% to 96%. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, owns a 2.0% voting interest in CRDI with a cost basis of $.4 million and the remaining 2.0% voting interest is owned by a third party.

Loans to Employees and Trust Managers of the Company for Exercise of Stock Options and Unit Options

         As of June 30, 2002, the Company had approximately $36.6 million of loans outstanding (including approximately $4.1 million loaned during the six months ended June 30, 2002) to certain employees and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and unit incentive plans pursuant to agreements approved by the Board of Trust Managers and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. According to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, had a loan representing $26.3 million of the $36.6 million total outstanding loans at June 30, 2002.

         Every month, Federal short-term, mid-term and long-term rates (Applicable Federal Rates) are determined and published by the IRS based upon average market yields of specified maturities. The loans granted during the six months ended June 30, 2002 were granted at the Applicable Federal Rate of 2.7%, which reflects a below prevailing market interest rate; therefore, the Company recorded $.1 million of compensation expense for the six months ended June 30, 2002. Approximately $.2 million of current interest was outstanding related to these loans as of June 30, 2002. No conditions exist at June 30, 2002 which would cause any of the loans to be in default.

         On July 29, 2002, the loans made pursuant to the Company's stock incentive plans and unit incentive plans were amended to extend the remaining terms of the loans until July 2012 and to stipulate that every three years the interest rate on the loans will be adjusted to the AFR applicable at that time for a three year loan. Additionally, the employees and trust managers have been given the option, at any time, to fix the interest rate for each of the loans to the AFR applicable at that time for a loan with a term equal to the remaining term of the loan. The Company estimates that the one-time compensation expense related to these amendments to the loans is approximately $1.8 million. Effective July 29, 2002, the Company will no longer make available to its employees and directors loans pursuant to the Company's stock and unit incentive plans.

DEBT OFFERING

        On April 15, 2002, the Company completed a private offering of $375,000 in senior, unsecured notes due 2009, $50,000 of which were purchased by Richard
E. Rainwater, Chairman of the Board of Trust Managers of the Company, and his affiliates and family members (the "Rainwater Group"). The notes bear interest at 9.25% and were issued at 100% of issue price. The Company has agreed to register the notes issued to the Rainwater Group for resale. See "Debt Offering" section above for additional information regarding the offering and the notes.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


DEBT OFFERING

         On April 15, 2002, the Company completed a private offering of $375.0 million in senior, unsecured notes due 2009, $50.0 million of which were purchased by Richard E. Rainwater, Chairman of the Board of Trust Managers of the Company, and his affiliates and family members (the "Rainwater Group"). The notes bear interest at 9.25% and were issued at 100% of issue price. The Company has agreed to register the notes issued to the Rainwater Group for resale. See "Note 8. Notes Payable and Borrowings under Fleet Facility" for additional information regarding the offering and the notes.

Other

         On June 28, 2002, the Company purchased and is holding for sale, the home of an executive officer of the Company for approximately $2.65 million which approximates fair market value of the home. This purchase was part of the officer's relocation agreement with the Company.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


CHANGE IN COMPANY'S CERTIFYING ACCOUNTANT

         On June 24, 2002, the Company terminated the engagement of Arthur Andersen LLP as the Company's independent public accountants. The Company has engaged Ernst & Young LLP to serve as the Company's independent public accountants for the fiscal year ending December 31, 2002. Ernst & Young LLP is currently conducting a re-audit of the Company's financial statements for the years ended December 31, 2001, 2000 and 1999.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our consolidated financial statements.

Net Investments in Real Estate

         Real estate and leasehold improvements are classified as long-lived assets to be held and used or held for sale. Properties to be held and used are carried at cost, net of accumulated depreciation. Properties held for sale are recorded at the lower cost or fair value less cost to sell. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Properties are periodically evaluated on an individual basis to determine if any value impairment has occurred. With regard to Properties to be held and used, an impairment charge is recognized to the extent the sum of undiscounted future operating cash flows is less than the carrying value of the Property. For Properties held for sale an impairment charge is recognized when the fair value of the Property less the estimated cost to sell is less than the carrying value of the Property as of the date the Company has a commitment to sell the Property or is actively marketing the Property for sale. See "Adoption of New Accounting Standards" for a discussion of impairment losses recognized for the six months ended June 30, 2002.

         Depreciation on buildings and improvements is computed using the straight-line method over the estimated useful life of the asset, as follows:

               Buildings and Improvements                 5 to 40 years
               Tenant Improvements                        Terms of leases
               Furniture, Fixture and Equipment           3 to 5 years

         Depreciation is not computed on Land and Land held for Investment or Development, nor is depreciation computed on Property held for sale subsequent to the date the Property is classified as held for sale.

         Expenditures for ordinary repairs and maintenance are charged to operations as incurred. Significant renovations and improvements, which improve or extend the useful life of the Property are capitalized and subject to the depreciation guidelines discussed above. When a Property is sold, its cost and related accumulated depreciation are removed from the books and any resulting gain or loss reflected in net income for the appropriate period.

         Developments in process are carried at cost, which includes land acquisition cost, architectural fees, general contractor fees, construction interest, internal costs related directly to the development and other costs related directly to the construction of the Property. Depreciation expense is not recognized until the property is placed in service, which occurs shortly after the building receives a certificate of occupancy.

Derivative Financial Instruments

         The Company uses derivative financial debt instruments to convert a portion of its variable-rate debt to fixed-rate debt and to manage its fixed to variable-rate ratio. As of June 30, 2002, the Company has entered into three cash flow hedge agreements which are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, by SFAS No. 138, "Accounting for Certain Hedging Activities," establishes accounting and reporting standards for derivative instruments. Specifically, it requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure these instruments at fair value. Changes in fair value will effect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes. Derivatives that do not qualify as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the particular nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

         The Company uses cash flow hedges to mitigate the variability of cash flows by effectively converting or capping floating rate debt to a fixed rate basis. On a monthly basis, the cash flow hedge is market to fair value through comprehensive income and the cash flow hedge's gain or loss is reported in earnings when the interest on the underlying debt affects earnings. Any ineffective portion of the hedges is immediately reported in the Company's earnings.

         In connection with the debt refinancing in May 2001, the Company entered into a LIBOR interest rate cap, and simultaneously sold a LIBOR interest rate cap with the same terms. These instruments do not qualify as hedges and changes to their respective fair values, which offset each other, are charged to earnings monthly.

Revenue Recognition

         Office Properties   The Company, as a lessor, has retained
substantially all of the risks and benefits of ownership of the Office Properties and accounts for its leases as operating leases. The Company recognizes income on leases on a straight-line basis over the term of the lease. Certain leases provide for abated rent periods and/or scheduled rental rate increases during the term of the lease. Accordingly, a receivable from tenants, deferred rent receivable, is recorded for the excess of rental revenue recognized on a straight-line basis over the rent that is contractually due from the tenant under the terms of the lease.

         Resort/Hotel Properties   Prior to the February 14, 2002 transaction
with COPI, the Company had leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to subsidiaries of COPI pursuant to eight separate leases. The Omni Austin hotel had been leased under a separate lease to HCD Austin Corporation. The leases provided for the payment by the lessee of the Resort/Hotel Property of (i) base rent, with periodic rent increases if applicable, (ii) percentage rent based on a percentage of gross receipts or gross room revenues, as applicable, above a specified amount, and (iii) a percentage of gross food and beverage revenues above a specified amount for certain Resort/Hotel Properties. Base rental income under these leases was recognized on a straight-line basis over the terms of the respective leases. Contingent revenue was recognized when the thresholds upon which it is based had been met. On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties previously leased to COPI. Revenue from operations of the Resort/Hotel Properties subsequent to the COPI transaction is recognized when the services are provided.

         Residential Development Properties   Revenue from real estate sales is
recognized after closing has taken place, title has been transferred, sufficient cash is received to demonstrate the buyer's commitment to pay for the property and collection of the balance of the sales price, if any, is reasonably assured. Substantially, all of the real estate sales through June 30, 2002 have been in cash. The cost of real estate sold is determined using the relative sales value method.

         Revenue from real estate is recognized using the percentage of completion method. Under the percentage of completion method, the percentage of revenue applicable to costs incurred to date, as compared to the total estimated development costs, is recognized in the period of sale. Deferred income related to future development activity at June 30, 2002 is included in accrued liabilities. If real estate is sold prior to completion of all related infrastructure construction, and such uncompleted costs are not significant in relation to total costs, the full accrual method is utilized whereby 100% of the associated revenue is recognized and a commitment liability is established to reflect the allocated estimated future costs to complete the development of such real estate.

         Club initiation fees and membership conversion fees are recorded, when sold, as deferred revenue and recognized as membership fee revenue on a straight-line basis over the number of months remaining until the estimated turnover date, 2010. The partnership is required to sell the club assets to the members no later than the turnover date. Upon formation of Desert Mountain Properties, L.P., the partnership allocated a portion of the fair value of the assets of Desert Mountain to the remaining club memberships and recorded the amount as an intangible asset. Direct costs and an applicable portion of the intangible associated with deferred membership revenue are also deferred and recognized under the same method as the related revenue. These deferred club initiation and membership conversion fees, net of the related deferred costs, are presented on the balance sheets as deferred income. Membership fees included in revenues are net of the related costs. Monthly club dues and transfer fees are recorded as club revenue when earned.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1,
2002). SFAS No. 142 specifies that goodwill and certain other types of intangible assets may no longer be amortized, but instead are subject to periodic impairment testing. If an impairment charge is required, the charge is reported as a change in accounting principle and is included in operating results as a Cumulative Effect of a Change in Accounting Principle. SFAS No. 142 provides for a transitional period of up to 12 months. Any need for impairment must be assessed within the first six months and the amount of impairment must be determined within the next six months. Any additional impairment taken in subsequent interim periods during 2002 related to the initial adoption of this statement will require the first quarter financial statements to be restated. During the three months ended March 31, 2002 the Company recognized a goodwill impairment charge of approximately $9.2 million due to the initial application of this statement. This charge was due to an impairment (net of minority interests) of the goodwill at the Temperature-Controlled Logistics Corporation. This charge was reported as a change in accounting principle and was included in the Company's consolidated statements of Operations as a "Cumulative Effect of a Change in Accounting Principle" for the three months ended March 31, 2002. Subsequent to March 31, 2002 the Company determined that an additional impairment charge of $1.3 million was required for the goodwill of one of the Residential Development Corporations, bringing to $10.5 million the total impairment charge to be recognized for the six months ended June 30, 2002. In accordance with SFAS No. 142, the financial statements for the quarter ended March 31, 2002 were restated to include the additional impairment charge of $1.3 million. Accordingly, the entire $10.5 million impairment charge against the goodwill of the Temperature-Controlled Logistics Corporation and one of the Residential Development Corporations has been included in the Company's consolidated statements of operations as a "Cumulative Effect of a Change in Accounting Principle" for the six months ended June 30, 2002.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this statement did not materially affect the Company's interim or annual financial statements; however, for the three and six months ended June 30, 2002, financial statement presentation was modified to report the results of operations including any gains or losses recognized in accordance with this statement, and the financial position of the Company's real estate assets sold or classified as held for sale, as discontinued operations. As a result, the Company has reclassified certain amounts in prior period financial statements to conform with the new presentation requirements.

REIT QUALIFICATION

         The Company intends to maintain its qualification as a REIT under
Section 856 of the Code. As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of its REIT taxable income to its shareholders.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


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

         The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the six months ended June 30, 2002 and 2001 were $88.7 and $133.6 million, respectively.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND SHARES/UNITS IN THOUSANDS)

                                                                     FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,                      ENDED JUNE 30,
                                                                 ------------------------------      ------------------------------
                                                                     2002              2001              2002              2001
                                                                 ------------      ------------      ------------      ------------
                                                                           (unaudited)                         (unaudited)

Net income                                                       $     11,951      $     14,962      $     25,912      $     46,210
Adjustments to reconcile net income to
   funds from operations:
Depreciation and amortization of real estate assets                    33,530            29,524            65,669            59,019
(Gain) Loss on property sales, net                                     (1,425)              792            (5,189)              462
Cumulative effect of change in accounting principle                        --                --            10,465                --
Extraordinary item - extinguishment of debt                                --            10,802                --            10,802
Impairment and other adjustments related to
   real estate assets and assets held for sale                             --            14,174               600            15,324
Adjustment for investments in real estate mortgages
   and equity of unconsolidated companies:
     Office Properties                                                  1,889             2,015             4,051             4,055
     Residential Development Properties                                 2,051             3,851             2,954             6,209
     Temperature-Controlled Logistics Properties                        5,790             5,507            11,501            11,113
     Other                                                              3,130                --             5,776                --
Unitholder minority interest                                            1,513             3,122             4,192             7,191
6 3/4% Series A Preferred Share distributions                          (4,215)           (3,375)           (7,590)           (6,750)
9 1/2% Series B Preferred Share distributions                          (1,009)               --            (1,009)               --
                                                                 ------------      ------------      ------------      ------------
Funds from operations(1)                                         $     53,205      $     81,374      $    117,332      $    153,635
                                                                 ============      ============      ============      ============

Investment Segments:
   Office Segment                                                $     80,502      $     91,744      $    161,074      $    181,897
   Resort/Hotel Properties                                             12,637            16,016            33,547            31,768
   Residential Development Properties                                  12,474            13,582            28,035            26,648
   Temperature-Controlled Logistics Properties                          5,374             7,139            10,775            15,464
Other:
     Corporate general and administrative                              (5,333)           (6,889)          (11,725)          (12,153)
     Corporate and other adjustments:
        Interest expense                                              (46,450)          (46,833)          (88,722)          (94,281)
        6 3/4% Series A Preferred Share distributions                  (4,215)           (3,375)           (7,590)           (6,750)
        9 1/2% Series B Preferred Share distributions                  (1,009)               --            (1,009)               --
        Other(2)(3)                                                      (775)            9,990            (7,053)           11,042
                                                                 ------------      ------------      ------------      ------------
Funds from operations(1)                                         $     53,205      $     81,374      $    117,332      $    153,635
                                                                 ============      ============      ============      ============

Basic weighted average shares                                         104,888           108,370           104,913           107,876
                                                                 ============      ============      ============      ============
Diluted weighted average shares/units(4)                              119,292           123,723           118,935           123,351
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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


         The following schedule reconciles the Company's basic weighted average shares to the diluted weighted average shares/units presented above:

                                                   FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                      ENDED JUNE 30,                ENDED JUNE 30,
                                                 -------------------------     -------------------------
(SHARES/UNITS IN THOUSANDS)                         2002           2001           2002           2001
                                                 ----------     ----------     ----------     ----------

Basic weighted average shares:                      104,888        108,370        104,913        107,876
Add: Weighted average units                          13,179         13,241         13,184         13,608
     Share and unit options                           1,225          2,112            838          1,867
                                                 ----------     ----------     ----------     ----------
Diluted weighted average shares/units               119,292        123,723        118,935        123,351
                                                 ==========     ==========     ==========     ==========

RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES (DOLLARS IN THOUSANDS)

                                                                           FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,
                                                                       --------------------------
                                                                          2002            2001
                                                                       ----------      ----------

Funds from operations                                                  $  117,332      $  153,635
Adjustments:
   Depreciation and amortization of non-real estate assets                  2,956           1,565
   Amortization of deferred financing costs                                 5,021           4,732
   Impairment charge on real estate assets                                   (600)             --
   Amortization of capitalized residential development costs               94,088              --
   Expenditures for capitalized residential development costs             (57,250)             --
   Gain (Loss) on undeveloped land                                            689             (90)
   Minority interest in joint ventures profit and depreciation
    and amortization                                                        9,437          11,489
   Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies                                (24,282)        (21,377)
   Change in deferred rent receivable                                      (1,124)         (1,651)
   Change in current assets and liabilities                               (51,232)        (32,872)
   Distributions received in excess of earnings from
    unconsolidated companies                                                   --           4,254
   Equity in earnings in excess of distributions received from
    unconsolidated companies                                                   10          (8,710)
   6 3/4% Series A Preferred Share distributions                            7,590           6,750
   9 1/2% Series B Preferred Share distributions                            1,009              --
   Non cash compensation                                                       84              78
                                                                       ----------      ----------
Net cash provided by operating activities                              $  103,728      $  117,803
                                                                       ==========      ==========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


                               SEGMENT INFORMATION

         The following sections include information for each of the Company's investment segments for the three and six months ended June 30, 2002.

OFFICE SEGMENT

Same-Store Analysis

         The following table shows the same-store net operating income growth for the three and six month periods ended June 30, 2002 and 2001, for the approximately 25.7 million square feet of Office Property space owned as of June 30, 2002. This table excludes the following:

o Approximately 1.5 million square feet of space at Bank One Center, in which the Company owns a 50% equity interest;

o Approximately 1.0 million square feet of space at Four Westlake Park and Bank One Tower, in each of which the Company has a 20% equity interest;

o Approximately 0.1 million square feet of space at Avallon IV, which was completed during the year ended December 31, 2001; and

                           FOR THE THREE MONTHS ENDED JUNE 30,                   FOR THE SIX MONTHS ENDED JUNE 30,
                           -----------------------------------                   ---------------------------------
                                                                  PERCENTAGE/                                          PERCENTAGE/
                                                                POINT INCREASE                                       POINT INCREASE
                               2002             2001              (DECREASE)         2002             2001             (DECREASE)
                             --------         --------          --------------     --------         --------         --------------

(IN MILLIONS)
Same-store Revenues          $  140.6         $  141.3                 (0.5)%      $  281.9         $  279.6                 0.8%
Same-store Expenses             (64.5)           (64.0)                 0.8%         (131.4)          (127.6)                3.0%
                             --------         --------             --------        --------         --------            --------
Net Operating Income         $   76.1         $   77.3                 (1.5)%      $  150.5         $  152.0                (1.0)%
                             ========         ========             ========        ========         ========            ========

Weighted Average Occupancy       89.6%            92.6%              (3)pts            89.8%            92.6%          (2.8) pts

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Leasing

                                      THREE MONTHS ENDED JUNE 30, 2002
                                     -----------------------------------

                                     SIGNED LEASES       EXPIRING LEASES     PERCENTAGE INCREASE
                                     -------------       ---------------     -------------------

Renewed or Re-leased (1)               473,000 sf          473,000
Weighted Average Full
     Service Rental Rate (2)          $  22.09 psf          $21.55 psf               3%
FFO Annual Net Effective
     Rental Rate(3)                   $  12.09 psf          $11.61 psf               4%

                                       SIX MONTHS ENDED JUNE 30, 2002
                                     -----------------------------------

                                     SIGNED LEASES       EXPIRING LEASES     PERCENTAGE INCREASE
                                     -------------       ---------------     -------------------

Renewed or Re-leased (1)               1,058,000 sf        1,058,000
Weighted Average Full
     Service Rental Rate (2)          $    21.79 psf          $20.77 psf              5%
FFO Annual Net Effective
     Rental Rate(3)                   $    11.99 psf          $11.02 psf              9%

(1) All of which have commenced or will commence during the next twelve months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(3)      Calculated as weighted average rental rate minus operating expenses.

Properties

         As of June 30, 2002, the Company owned or had an interest in 74 Office Properties located in 26 metropolitan submarkets in six states with an aggregate of approximately 28.3 million net rentable square feet. The Office Properties were, on a weighted average basis, 89%, occupied at June 30, 2002, and are located approximately 41% in central business districts ("CBD") and approximately 59% in suburban markets. The Company's Office Properties are located primarily in the Dallas/Fort Worth and Houston, Texas metropolitan areas. As of June 30, 2002, the Company's Office Properties in Dallas and Houston represented an aggregate of approximately 74% of its office portfolio based on total net rentable square feet (37% for Dallas and 37% for Houston).

          In pursuit of management's objective to dispose of non-strategic and non-core assets, one of the Company's fully consolidated Office Properties, Cedar Springs Plaza in Dallas, Texas, was disposed of on January 18, 2002.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


         The following table shows, as of June 30, 2002, certain information about the Company's Office Properties.

                                                                                                                      WEIGHTED
                                                                                                                       AVERAGE
                                                                                         NET                         FULL-SERVICE
                                                                                       RENTABLE                      RENTAL RATE
                                       NO. OF                            YEAR            AREA          PERCENT        PER LEASED
     STATE, CITY, PROPERTY           PROPERTIES       SUBMARKET        COMPLETED       (SQ. FT.)        LEASED        SQ. FT. (1)
     ---------------------           ----------       ---------        ---------       ---------       -------       ------------

TEXAS
  DALLAS
   Bank One Center (2)                       1   CBD                      1987           1,530,957         82%             $ 23.47
   The Crescent Office Towers                1   Uptown/Turtle Creek      1985           1,204,670         99                33.46
   Fountain Place                            1   CBD                      1986           1,200,266         98                20.91
   Trammell Crow Center (3)                  1   CBD                      1984           1,128,331         87                24.95
   Stemmons Place                            1   Stemmons Freeway         1983             634,381         86                17.57
   Spectrum Center (4)                       1   Far North Dallas         1983             598,250         84                24.06
   Waterside Commons                         1   Las Colinas              1986             458,906        100                20.35
   125 E. John Carpenter Freeway             1   Las Colinas              1982             446,031         84                29.22
   Reverchon Plaza                           1   Uptown/Turtle Creek      1985             374,165         53                21.88
   The Aberdeen                              1   Far North Dallas         1986             320,629        100                19.40
   MacArthur Center I & II                   1   Las Colinas           1982/1986           298,161         90(5)             23.71
   Stanford Corporate Centre                 1   Far North Dallas         1985             275,372         74                23.27
   12404 Park Central                        1   LBJ Freeway              1987             239,103        100                21.17
   Palisades Central II                      1   Richardson/Plano         1985             237,731         83(5)             19.49
   3333 Lee Parkway                          1   Uptown/Turtle Creek      1983             233,543         49                23.50
   Liberty Plaza I & II                      1   Far North Dallas      1981/1986           218,813         99                16.73
   The Addison                               1   Far North Dallas         1981             215,016         99                20.36
   Palisades Central I                       1   Richardson/Plano         1980             180,503         95                21.51
   Greenway II                               1   Richardson/Plano         1985             154,329        100                22.60
   Greenway I & IA                           2   Richardson/Plano         1983             146,704        100                22.78
   Addison Tower                             1   Far North Dallas         1987             145,886         91                21.38
   5050 Quorum                               1   Far North Dallas         1981             133,799         83                19.35
   Las Colinas Plaza                         1   Las Colinas              1987             134,953         95                21.22
   Crescent Atrium Retail                    1   Uptown/Turtle Creek      1985              94,852         97                29.72
                                      --------                                    ----------------    -------       --------------
    Subtotal/Weighted Average               25                                          10,605,351         89%             $ 23.68
                                      --------                                    ----------------    -------       --------------

  FORT WORTH
   Carter Burgess Plaza                      1   CBD                      1982             954,895         87%(5)          $ 16.98
                                      --------                                    ----------------    -------       --------------

  HOUSTON
   Greenway Plaza Office Portfolio          10   Richmond-Buffalo      1969-1982         4,348,052         91%             $ 21.11
                                                 Speedway
   Houston Center                            3   CBD                   1974-1983         2,764,417         97                22.46
   Post Oak Central                          3   West Loop/Galleria    1974-1981         1,279,759         85                20.19
   The Woodlands Office Properties (6)       6   The Woodlands         1980-1996           462,775         92                18.43
   Four Westlake Park (7)                    1   Katy Freeway             1992             561,065        100                21.78
   Three Westlake Park                       1   Katy Freeway             1983             414,792         96                23.20
   1800 West Loop South                      1   West Loop/Galleria       1982             399,777         64                20.02
   The Park Shops                            1   CBD                      1983             190,729         82                22.74
                                      --------                                    ----------------    -------       --------------
    Subtotal/Weighted Average               26                                          10,421,366         92%             $ 21.39
                                      --------                                    ----------------    -------       --------------

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


                                                                                                                    WEIGHTED
                                                                                                                     AVERAGE
                                                                                         NET                       FULL-SERVICE
                                                                                       RENTABLE                    RENTAL RATE
                                       NO. OF                            YEAR            AREA          PERCENT      PER LEASED
     STATE, CITY, PROPERTY           PROPERTIES       SUBMARKET        COMPLETED       (SQ. FT.)        LEASED      SQ. FT. (1)
     ---------------------           ----------       ---------        ---------       ---------       -------     ------------

  AUSTIN
   Frost Bank Plaza                          1   CBD                      1984             433,024         96%             25.35
   301 Congress Avenue (8)                   1   CBD                      1986             418,338         84              27.15
   Bank One Tower (7)                        1   CBD                      1974             389,503         92              25.25
   Austin Centre                             1   CBD                      1986             343,664         84              28.93
   The Avallon                               3   Northwest             1993/1997           318,217         93(5)           25.28
   Barton Oaks Plaza One                     1   Southwest                1986              98,955        100              27.68
                                      --------                                    ----------------    -------     --------------
    Subtotal/Weighted Average                8                                           2,001,701         90%           $ 26.31
                                      --------                                    ----------------    -------     --------------

COLORADO
  DENVER
   MCI Tower                                 1   CBD                      1982             550,805         57%             22.16
   Ptarmigan Place                           1   Cherry Creek             1984             418,630         98(5)           20.18
   Regency Plaza One                         1   Denver Technology Center 1985             309,862         91              25.06
   55 Madison                                1   Cherry Creek             1982             137,176         99              21.30
   The Citadel                               1   Cherry Creek             1987             130,652         99              24.51
   44 Cook                                   1   Cherry Creek             1984             124,174         95(5)           20.99
                                      --------                                    ----------------    -------     --------------
    Subtotal/Weighted Average                6                                           1,671,299         83%           $ 22.20
                                      --------                                    ----------------    -------     --------------

  COLORADO SPRINGS
   Briargate Office
    and Research Center                      1   Colorado Springs         1988             258,766         72%             20.33
                                      --------                                    ----------------    -------     --------------

FLORIDA
  MIAMI
   Miami Center                              1   CBD                      1983             782,211         92%(5)          28.05
   Datran Center                             2   South Dade/Kendall    1986/1988           476,412         94(5)           24.32
                                      --------                                    ----------------    -------     --------------
    Subtotal/Weighted Average                3                                           1,258,623         93%           $ 26.63
                                      --------                                    ----------------    -------     --------------

ARIZONA
  PHOENIX
   Two Renaissance Square                    1   Downtown/CBD             1990             476,373         98%             26.05
   6225 North 24th Street (9)                1   Camelback Corridor       1981              86,451         34              24.16
                                      --------                                    ----------------    -------     --------------
    Subtotal/Weighted Average                2                                             562,824         88%           $ 25.94
                                      --------                                    ----------------    -------     --------------

NEW MEXICO
  ALBUQUERQUE
   Albuquerque Plaza                         1   CBD                      1990             366,236         86%             18.96
                                      --------                                    ----------------    -------     --------------

CALIFORNIA
  SAN DIEGO
   Chancellor Park (10)                      1   University Town Center   1988             195,733         78%(5)          28.80
                                      --------                                    ----------------    -------     --------------

    TOTAL/WEIGHTED AVERAGE                  74                                          28,296,794         89%(5)        $ 22.84(11)
                                      ========                                    ================    =======     ==============

(1) Calculated based on base rent payable as of June 30, 2002, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


(4) The Company owns the principal economic interest in Spectrum Center through an interest in Crescent Spectrum Center, L.P. which owns both the mortgage notes secured by Spectrum Center and the ground lessor's interest in the land underlying the office building.

(5) Leases have been executed at certain Office Properties but had not commenced as of June 30, 2002. If such leases had commenced as of June 30, 2002, the percent leased for all Office Properties would have been 90%. The total percent leased for these Properties would have been as follows: MacArthur Center I and II - 94%, Palisades Central II - 89%, Carter Burgess Plaza - 99%, The Avallon - 100%, Ptarmigan Place - 100%, 44 Cook - 100%, Miami Center - 95%, Datran Center - 97% and Chancellor Park - 81%.

(6) The Company has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the six Office Properties that comprise The Woodlands Office Properties.

(7) The Company has a 0.1% general partner interest and a 19.9% limited partner interest in the partnerships that own Four Westlake Park and Bank One Tower.

(8) The Company has a 1% general partner interest and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

(9)      This Office Property was sold subsequent to June 30, 2002.

(10) The Company owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership, which owns the building.

(11) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties as of June 30, 2002, giving effect to free rent and scheduled rent increases that are taken into consideration under GAAP and also including adjustments for expenses payable by or reimbursed from customers is $22.96.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


         The following table provides information, as of June 30, 2002, for the Company's Office Properties by state, city and submarket.





                                                                                 PERCENT          OFFICE         COMPANY
                                                                 PERCENT OF     LEASED AT        SUBMARKET       SHARE OF
                                                     TOTAL         TOTAL        COMPANY           PERCENT         OFFICE
                                      NUMBER OF     COMPANY       COMPANY        OFFICE           LEASED/        SUBMARKET
   STATE, CITY, SUBMARKET            PROPERTIES      NRA(1)        NRA(1)       PROPERTIES       OCCUPIED(2)     NRA(1)(2)
   ----------------------            ----------    ----------    ----------     ----------       -----------     ----------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                        3     3,859,554            14%            88%               85%            21%
   Uptown/Turtle Creek                        4     1,907,230             7             84                86             32
   Far North Dallas                           7     1,907,765             7             89                81             13
   Las Colinas                                4     1,338,051             5             92(6)             83             10
   Richardson/Plano                           5       719,267             2             93(6)             92             13
   Stemmons Freeway                           1       634,381             2             86                89             26
   LBJ Freeway                                1       239,103             1            100                72              3
                                     ----------    ----------    ----------     ----------        ----------     ----------
     Subtotal/Weighted Average               25    10,605,351            38%            89%               83%            15%
                                     ----------    ----------    ----------     ----------        ----------     ----------

 FORT WORTH
   CBD                                        1       954,895             3%            87%(6)            91%            25%
                                     ----------    ----------    ----------     ----------        ----------     ----------

 HOUSTON
   CBD                                        4     2,955,146            11%            96%(6)            93%            13%
   Richmond-Buffalo Speedway                  7     3,674,888            13             94                92             72
   West Loop/Galleria                         4     1,679,536             6             80                84             10
   Katy Freeway                               2       975,857             3             98                91             14
   The Woodlands                              5       368,727             1             91                89             31
                                     ----------    ----------    ----------     ----------        ----------     ----------
     Subtotal/Weighted Average               22     9,654,154            34%            92%               90%            19%
                                     ----------    ----------    ----------     ----------        ----------     ----------

AUSTIN
   CBD                                        4     1,584,529             6%            89%               84%            32%
   Northwest                                  3       318,217             1             93(6)             79              4
   Southwest                                  1        98,955            --            100                92              3
                                     ----------    ----------    ----------     ----------        ----------     ----------
     Subtotal/Weighted Average                8     2,001,701             7%            90%               83%            13%
                                     ----------    ----------    ----------     ----------        ----------     ----------

COLORADO
 DENVER
   Cherry Creek                               4       810,632             3%            98%(6)        N/A(7)         N/A(7)
   CBD                                        1       550,805             2             57            N/A(7)         N/A(7)
   Denver Technology Center                   1       309,862             1             91            N/A(7)         N/A(7)
                                     ----------    ----------    ----------     ----------        ----------     ----------
     Subtotal/Weighted Average                6     1,671,299             6%            83%           N/A(7)         N/A(7)
                                     ----------    ----------    ----------     ----------        ----------     ----------

 COLORADO SPRINGS
   Colorado Springs                           1       258,766             1%            72%               86%             5%
                                     ----------    ----------    ----------     ----------        ----------     ----------

FLORIDA
 MIAMI
   CBD                                        1       782,211             3%            92%(6)            92%            25%
   South Dade/Kendall                         2       476,412             2             94(6)             85             79
                                     ----------    ----------    ----------     ----------        ----------     ----------
     Subtotal/Weighted Average                3     1,258,623             5%            93%               91%            34%
                                     ----------    ----------    ----------     ----------        ----------     ----------

ARIZONA
 PHOENIX
   Downtown/CBD                               1       476,373             2%            98%               88%            18%
   Camelback Corridor (10)                    1        86,451            --             34                76              2
                                     ----------    ----------    ----------     ----------        ----------     ----------
     Subtotal/Weighted Average                2       562,824             2%            88%               81%             8%
                                     ----------    ----------    ----------     ----------        ----------     ----------

                                                                WEIGHTED
                                                                 AVERAGE
                                     WEIGHTED                    COMPANY
                                      AVERAGE      COMPANY        FULL-
                                       QUOTED       QUOTED       SERVICE
                                       MARKET       RENTAL        RENTAL
                                    RENTAL RATE    RATE PER      RATE PER
                                     PER SQUARE     SQUARE        SQUARE
   STATE, CITY, SUBMARKET            FOOT(2)(3)     FOOT(4)       FOOT(5)
   ----------------------           -----------    ----------    ----------
CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                                    20.62         25.18         23.01
   Uptown/Turtle Creek                    25.15         32.13         31.13
   Far North Dallas                       23.32         21.58         21.15
   Las Colinas                            24.58         25.10         23.82
   Richardson/Plano                       20.31         21.50         21.45
   Stemmons Freeway                       20.82         17.80         17.57
   LBJ Freeway                            20.62         20.50         21.17
                                     ----------    ----------    ----------
     Subtotal/Weighted Average            22.41         24.98         23.68
                                     ----------    ----------    ----------

 FORT WORTH
   CBD                                    21.96         21.80         16.98
                                     ----------    ----------    ----------

 HOUSTON
   CBD                                    22.76         27.20         22.48
   Richmond-Buffalo Speedway              20.53         21.52         21.74
   West Loop/Galleria                     20.58         20.29         20.16
   Katy Freeway                           20.15         24.65         22.36
   The Woodlands                          20.57         19.23         18.56
                                     ----------    ----------    ----------
     Subtotal/Weighted Average            21.18         23.27         21.68
                                     ----------    ----------    ----------

AUSTIN
   CBD                                    26.61         27.25         26.44
   Northwest                              22.33         25.13         25.28
   Southwest                              21.27         26.59         27.68
                                     ----------    ----------    ----------
     Subtotal/Weighted Average            25.67         26.88         26.31
                                     ----------    ----------    ----------

COLORADO
 DENVER
   Cherry Creek                          N/A(7)         20.64         21.19
   CBD                                   N/A(7)         22.00         22.16
   Denver Technology Center              N/A(7)         22.00         25.06
                                     ----------    ----------    ----------
     Subtotal/Weighted Average           N/A(7)         21.34         22.20
                                     ----------    ----------    ----------

 COLORADO SPRINGS
   Colorado Springs                       19.76         20.87         20.33
                                     ----------    ----------    ----------

FLORIDA
 MIAMI
   CBD                                    31.39         30.70         28.05
   South Dade/Kendall                     25.35         23.96         24.32
                                     ----------    ----------    ----------
     Subtotal/Weighted Average            29.10         28.15         26.63
                                     ----------    ----------    ----------

ARIZONA
 PHOENIX
   Downtown/CBD                           25.59         24.00         26.05
   Camelback Corridor (10)                26.05         21.50         24.16
                                     ----------    ----------    ----------
     Subtotal/Weighted Average            25.66         23.62         25.94
                                     ----------    ----------    ----------

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS






                                                                                 PERCENT          OFFICE         COMPANY
                                                                 PERCENT OF     LEASED AT        SUBMARKET       SHARE OF
                                                     TOTAL         TOTAL        COMPANY           PERCENT         OFFICE
                                      NUMBER OF     COMPANY       COMPANY        OFFICE           LEASED/        SUBMARKET
   STATE, CITY, SUBMARKET            PROPERTIES      NRA(1)        NRA(1)       PROPERTIES       OCCUPIED(2)     NRA(1)(2)
   ----------------------            ----------    ----------    ----------     ----------       -----------     ----------
NEW MEXICO
 ALBUQUERQUE
   CBD                                        1       366,236             1%            86%               89%            64%
                                     ----------    ----------    ----------     ----------        ----------     ----------
CALIFORNIA
 SAN DIEGO
   University Town Center                     1       195,733             1%            78%(6)            83%             7%
                                     ----------    ----------    ----------     ----------        ----------     ----------

     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                               70    27,529,582            98%            90%               86%            15%
                                     ==========    ==========    ==========     ==========        ==========     ==========

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway                  3       673,164             2%            79%               86%            20%
   The Woodlands                              1        94,048            -%             98%               77%             6%
                                     ----------    ----------    ----------     ----------        ----------     ----------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                                4       767,212             2%            82%               83%            16%
                                     ==========    ==========    ==========     ==========        ==========     ==========
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE                74    28,296,794           100%            89%(6)            86%(8)         15%(8)
                                     ==========    ==========    ==========     ==========        ==========     ==========

                                                                 WEIGHTED
                                                                  AVERAGE
                                      WEIGHTED                    COMPANY
                                       AVERAGE      COMPANY        FULL-
                                        QUOTED       QUOTED       SERVICE
                                        MARKET       RENTAL        RENTAL
                                     RENTAL RATE    RATE PER      RATE PER
                                      PER SQUARE     SQUARE        SQUARE
   STATE, CITY, SUBMARKET             FOOT(2)(3)     FOOT(4)       FOOT(5)
   ----------------------            -----------    ----------    ----------
NEW MEXICO
 ALBUQUERQUE
   CBD                                     18.15         17.50         18.96
                                      ----------    ----------    ----------
CALIFORNIA
 SAN DIEGO
   University Town Center                  37.80         34.00         28.80
                                      ----------    ----------    ----------

     CLASS A OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                             22.61         24.23         22.98
                                      ==========    ==========    ==========

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway               18.13         17.59         16.96
   The Woodlands                           17.34         16.69         17.95
                                      ----------    ----------    ----------

     CLASS B OFFICE PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                             18.03         17.48         17.10
                                      ==========    ==========    ==========
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED AVERAGE              22.48(8)      24.05         22.84(9)
                                      ==========    ==========    ==========

(1)  NRA means net rentable area in square feet.

(2) Market information is for Class A office space under the caption "Class A Office Properties" and market information is for Class B office space under the caption "Class B Office Properties." Sources are CoStar Group (for the Dallas CBD, Uptown/Turtle Creek, Far North Dallas, Las Colinas, Richardson/Plano, Stemmons Freeway, LBJ Freeway, Fort Worth CBD, Houston Richmond-Buffalo Speedway, Houston CBD, West Loop/Galleria, and Katy Freeway submarkets), The Woodlands Operating Company, L.P. (for The Woodlands submarket), CoStar Group (for the Austin CBD, Northwest and Southwest submarkets), Turner Commercial Research (for the Colorado Springs market), Grubb and Ellis Company (for the Phoenix Downtown/CBD and Camelback Corridor submarkets), Building Interests, Inc. (for the Albuquerque CBD submarket), RealData Information Systems, Inc. (for the Miami CBD and South Dade/Kendall submarkets) and John Burnham & Company (for the San Diego University Town Centre submarket). This table includes market information as of March 31, 2002, except for the Dallas, Houston, and Austin markets, for which market information is as of June 30, 2002.

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

(5) Calculated based on base rent payable as of June 30, 2002 for Company Office Properties in the submarket, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursed from customers, divided by total net rentable square feet of Company Office Properties in the submarket.

(6) Leases have been executed at certain Office Properties in these submarkets but had not commenced as of June 30, 2002. If such leases had commenced as of June 30, 2002, the percent leased for all Office Properties in the Company's submarkets would have been 90%. The total percent leased for these Class A Company submarkets would have been as follows: Dallas - (Las Colinas) - 93%, (Richardson/ Plano) - 95%, Fort Worth - (CBD) - 99%, Austin
     - (Northwest) - 100%, Denver - (Cherry Creek) - 99%, Miami - (CBD) - 95%, Miami - (South Dade/Kendall) - 97%, San Diego - (University Town Center) - 81%.

(7) This information is not publicly available for the Denver submarkets as of June 30, 2002.

(8) Includes weighted average amounts for the Denver submarket. These amounts were calculated by management based on information from third-party sources.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


(9) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties, giving effect to free rent and scheduled rent increases that are taken into consideration under GAAP and also including adjustments for expenses payable by or reimbursed from customers is $22.96.

(10) Includes the 6225 N. 24th Office Property sold August 1, 2002.

         The following tables show schedules of lease expirations for leases in place as of June 30, 2002, for the Company's total Office Properties and for Dallas, Houston and Austin, Texas, and Denver, Colorado, individually, for each of the 10 years beginning with 2002, assuming that none of the customers exercises or has exercised renewal options.

Total Office Properties

                                                                                                PERCENTAGE
                                           NET RENTABLE       PERCENTAGE OF                       TOTAL OF       ANNUAL FULL-
                                               AREA            LEASED NET         ANNUAL        ANNUAL FULL-     SERVICE RENT
                             NUMBER OF      REPRESENTED       RENTABLE AREA     FULL-SERVICE    SERVICE RENT      PER SQUARE
                            TENANTS WITH    BY EXPIRING        REPRESENTED       RENT UNDER     REPRESENTED      FOOT OF NET
     YEAR OF LEASE            EXPIRING        LEASES           BY EXPIRING        EXPIRING      BY EXPIRING     RENTABLE AREA
      EXPIRATION               LEASES      (SQUARE FEET)          LEASES         LEASES (1)        LEASES        EXPIRING (1)
     -------------          ------------   -------------      -------------     ------------    ------------    -------------

2002                                 313       2,201,912(2)             8.9%    $ 51,266,099             8.6%    $      23.28
2003                                 357       3,623,664(3)            14.6       80,261,007            13.4            22.15
2004                                 301       4,245,824               17.1       99,786,929            16.7            23.50
2005                                 269       3,477,481               14.0       81,721,278            13.7            23.50
2006                                 178       2,512,055               10.1       61,763,825            10.3            24.59
2007                                 136       2,676,704               10.8       63,349,470            10.6            23.67
2008                                  46       1,024,008                4.1       25,139,631             4.2            24.55
2009                                  34         895,780                3.6       23,263,411             3.9            25.97
2010                                  31       1,482,721                6.0       41,099,637             6.9            27.72
2011                                  30         893,423                3.6       23,727,634             4.0            26.56
2012 and thereafter                   27       1,816,316                7.2       45,671,330             7.7            25.15
                            ------------    ------------       ------------     ------------    ------------     ------------
                                   1,722      24,849,888(4)           100.0%    $597,050,251           100.0%    $      24.03
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

(2)  Expirations by quarter are as follows: Q3: 1,495,459 sf; Q4: 706,453 sf.

(3) Expirations by quarter are as follows: Q1: 1,635,101 sf; Q2: 617,848 sf; Q3: 670,329 sf; Q4: 700,386 sf.

     Reconciliation of the Company's total Office Property net rentable area is as follows:

(4)

                                                   SQUARE       PERCENTAGE
                                                    FEET         OF TOTAL
                                                ------------    ------------

Square footage leased to tenants                  24,849,888              88%
Square footage reflecting
   management offices, building use,
   and remeasurement adjustments                     421,621               1
Square footage vacant                              3,025,285              11
                                                ------------    ------------
Total net rentable footage                        28,296,794             100%
                                                ============    ============

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Dallas Office Properties

                                                                                                 PERCENTAGE
                                             NET RENTABLE      PERCENTAGE OF                       TOTAL OF       ANNUAL FULL-
                                                 AREA           LEASED NET         ANNUAL        ANNUAL FULL-     SERVICE RENT
                               NUMBER OF      REPRESENTED      RENTABLE AREA    FULL-SERVICE     SERVICE RENT      PER SQUARE
                             TENANTS WITH     BY EXPIRING       REPRESENTED      RENT UNDER       REPRESENTED      FOOT OF NET
    YEAR OF LEASE              EXPIRING         LEASES          BY EXPIRING       EXPIRING        BY EXPIRING     RENTABLE AREA
     EXPIRATION                 LEASES       (SQUARE FEET)        LEASES         LEASES (1)         LEASES        EXPIRING (1)
   -------------             ------------    ------------      ------------     ------------    ------------     ------------

2002                                  88         822,699(2)             8.8%    $ 21,695,413             9.5%    $      26.37
2003                                  96       1,368,716(3)            14.7       31,056,239            13.5            22.69
2004                                  93       1,217,634               13.1       31,712,527            13.8            26.04
2005                                 106       1,872,519               20.1       42,341,789            18.4            22.61
2006                                  43         673,728                7.2       17,348,777             7.6            25.75
2007                                  40       1,164,705               12.5       28,567,376            12.4            24.53
2008                                  13         502,886                5.5       12,906,366             5.6            25.66
2009                                   9         409,489                4.4       10,728,528             4.7            26.20
2010                                  13         702,805                7.6       20,989,042             9.1            29.86
2011                                   7         251,030                2.7        6,989,725             3.0            27.84
2012 and thereafter                    7         318,611                3.4        5,354,844             2.4            16.81
                            ------------    ------------       ------------     ------------    ------------     ------------
                                     515       9,304,822              100.0%    $229,690,626           100.0%    $      24.69
                            ============    ============       ============     ============    ============     ============

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(2)  Expirations by quarter are as follows: Q3: 651,983 sf; Q4: 170,716 sf.

(3)  Expirations by quarter are as follows: Q1: 825,044 sf; Q2: 234,769 sf; Q3:
     106,148 sf; Q4: 202,755 sf.

Houston Office Properties

                                                                                                 PERCENTAGE
                                             NET RENTABLE      PERCENTAGE OF                       TOTAL OF       ANNUAL FULL-
                                                 AREA           LEASED NET         ANNUAL        ANNUAL FULL-     SERVICE RENT
                               NUMBER OF      REPRESENTED      RENTABLE AREA    FULL-SERVICE     SERVICE RENT      PER SQUARE
                             TENANTS WITH     BY EXPIRING       REPRESENTED      RENT UNDER       REPRESENTED      FOOT OF NET
    YEAR OF LEASE              EXPIRING         LEASES          BY EXPIRING       EXPIRING        BY EXPIRING     RENTABLE AREA
     EXPIRATION                 LEASES       (SQUARE FEET)        LEASES         LEASES (1)         LEASES        EXPIRING (1)
   -------------             ------------    ------------      ------------     ------------    ------------     ------------

2002                                 135       1,017,187(2)            10.8%    $ 21,424,386            10.0%    $      21.06
2003                                 135       1,214,933(3)            12.9       25,586,580            12.0            21.06
2004                                 120       1,965,411               20.9       41,470,973            19.4            21.10
2005                                  82         611,660                6.5       13,938,387             6.5            22.79
2006                                  62       1,119,124               11.9       25,266,507            11.8            22.58
2007                                  50       1,100,821               11.7       24,199,776            11.3            21.98
2008                                  15         346,205                3.7        7,375,660             3.5            21.30
2009                                   8          87,434                0.9        2,166,798             1.0            24.78
2010                                  11         591,928                6.3       14,496,136             6.8            24.49
2011                                  14         534,394                5.7       12,818,081             6.0            23.99
2012 and thereafter                    6         796,770                8.7       24,941,090            11.7            31.30
                            ------------    ------------       ------------     ------------    ------------     ------------
                                     638       9,385,867              100.0%    $213,684,374           100.0%    $      22.77
                            ============    ============       ============     ============    ============     ============

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels

(2)  Expirations by quarter are as follows: Q3: 569,303 sf; Q4: 447,884 sf.

(3)  Expirations by quarter are as follows: Q1: 461,738 sf; Q2: 231,876 sf; Q3:
     368,539 sf; Q4: 153,140 sf.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Austin Office Properties

                                                                                                 PERCENTAGE
                                             NET RENTABLE      PERCENTAGE OF                       TOTAL OF       ANNUAL FULL-
                                                 AREA           LEASED NET         ANNUAL        ANNUAL FULL-     SERVICE RENT
                               NUMBER OF      REPRESENTED      RENTABLE AREA    FULL-SERVICE     SERVICE RENT      PER SQUARE
                             TENANTS WITH     BY EXPIRING       REPRESENTED      RENT UNDER       REPRESENTED      FOOT OF NET
    YEAR OF LEASE              EXPIRING         LEASES          BY EXPIRING       EXPIRING        BY EXPIRING     RENTABLE AREA
     EXPIRATION                 LEASES       (SQUARE FEET)        LEASES         LEASES (1)         LEASES        EXPIRING (1)
   -------------             ------------    ------------      ------------     ------------    ------------     ------------

2002                                  21          70,711(2)             4.1%    $  2,118,261             4.6%    $      29.96
2003                                  33         251,005(3)            14.5        6,361,722            13.7            25.35
2004                                  19         349,919               20.2        8,624,460            18.6            24.65
2005                                  24         521,635               30.1       13,687,015            29.4            26.24
2006                                  16         320,737               18.5        9,333,845            20.1            29.10
2007                                   9          80,758                4.7        2,343,297             5.0            29.02
2008                                   4          73,237                4.2        2,213,165             4.8            30.22
2009                                   2          29,935                1.7          840,666             1.8            28.08
2010                                  --              --                 --               --              --               --
2011                                   2           3,773                0.2          147,193             0.3            39.01
2012 and thereafter                    1          33,315                1.8          828,777             1.7            24.88
                            ------------    ------------       ------------     ------------    ------------     ------------
                                     131       1,735,025              100.0%    $ 46,498,401           100.0%    $      26.80
                            ============    ============       ============     ============    ============     ============

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(2)  Expirations by quarter are as follows: Q3: 52,907 sf; Q4: 17,804 sf.

(3)  Expirations by quarter are as follows: Q1: 110,144 sf; Q2: 65,399 sf; Q3:
     62,357 sf; Q4: 13,105 sf.

Denver Office Properties

                                                                                                 PERCENTAGE
                                             NET RENTABLE      PERCENTAGE OF                       TOTAL OF       ANNUAL FULL-
                                                 AREA           LEASED NET         ANNUAL        ANNUAL FULL-     SERVICE RENT
                               NUMBER OF      REPRESENTED      RENTABLE AREA    FULL-SERVICE     SERVICE RENT      PER SQUARE
                             TENANTS WITH     BY EXPIRING       REPRESENTED      RENT UNDER       REPRESENTED      FOOT OF NET
    YEAR OF LEASE              EXPIRING         LEASES          BY EXPIRING       EXPIRING        BY EXPIRING     RENTABLE AREA
     EXPIRATION                 LEASES       (SQUARE FEET)        LEASES         LEASES (1)         LEASES        EXPIRING (1)
   -------------             ------------    ------------      ------------     ------------    ------------     ------------

2002                                  19          78,794(2)             5.8%    $  1,632,772             5.1%    $      20.72
2003                                  37         468,416(3)            34.3       10,102,910            31.7            21.57
2004                                  18         203,427               14.9        4,543,833            14.2            22.34
2005                                  17         194,323               14.2        4,720,647            14.8            24.29
2006                                  10          71,586                5.2        1,818,017             5.7            25.40
2007                                  11          88,960                6.5        2,191,951             6.9            24.64
2008                                   4          29,881                2.2          834,837             2.6            27.94
2009                                   8         160,200               11.6        4,228,357            13.3            26.39
2010                                   2           7,611                0.6          186,997             0.6            24.57
2011                                   1           2,478                0.2           52,038             0.2            21.00
2012 and thereafter                    1          61,080                4.5        1,598,706             4.9            26.17
                            ------------    ------------       ------------     ------------    ------------     ------------
                                     128       1,366,756              100.0%    $ 31,911,065           100.0%    $      23.35
                            ============    ============       ============     ============    ============     ============

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(2)  Expirations by quarter are as follows: Q3: 60,985 sf; Q4: 17,809 sf.

(3)  Expirations by quarter are as follows: Q1: 85,107 sf; Q2: 18,781 sf; Q3:
     75,164 sf; Q4: 289,364 sf.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Other Office Properties

                                                                                                 PERCENTAGE
                                             NET RENTABLE      PERCENTAGE OF                       TOTAL OF       ANNUAL FULL-
                                                 AREA           LEASED NET         ANNUAL        ANNUAL FULL-     SERVICE RENT
                               NUMBER OF      REPRESENTED      RENTABLE AREA    FULL-SERVICE     SERVICE RENT      PER SQUARE
                             TENANTS WITH     BY EXPIRING       REPRESENTED      RENT UNDER       REPRESENTED      FOOT OF NET
    YEAR OF LEASE              EXPIRING         LEASES          BY EXPIRING       EXPIRING        BY EXPIRING     RENTABLE AREA
     EXPIRATION                 LEASES       (SQUARE FEET)        LEASES         LEASES (1)         LEASES        EXPIRING (1)
   -------------             ------------    ------------      ------------     ------------    ------------     ------------

2002                                  50         212,521(2)             7.0%    $  4,395,267             5.8%    $      20.68
2003                                  56         320,594(3)            10.5        7,153,556             9.5            22.31
2004                                  51         509,433               16.7       13,435,136            17.9            26.37
2005                                  40         277,344                9.1        7,033,440             9.3            25.36
2006                                  47         326,880               10.7        7,996,679            10.6            24.46
2007                                  26         241,460                7.9        6,047,070             8.0            25.04
2008                                  10          71,799                2.4        1,809,603             2.4            25.20
2009                                   7         208,722                6.8        5,299,062             7.0            25.39
2010                                   5         180,377                5.9        5,427,462             7.2            30.09
2011                                   6         101,748                3.3        3,720,597             4.9            36.57
2012 and thereafter                   12         606,540               19.7       12,947,913            17.4            21.35
                            ------------    ------------       ------------     ------------    ------------     ------------
                                     310       3,057,418              100.0%    $ 75,265,785           100.0%    $      24.62
                            ============    ============       ============     ============    ============     ============

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2)  Expirations by quarter are as follows: Q3: 160,281 sf; Q4: 52,240 sf.

(3)  Expirations by quarter are as follows: Q1: 153,428 sf; Q2: 67,203 sf; Q3:
     58,121 sf; Q4 42,022 sf.

     The following table shows, as of June 30, 2002, the principal businesses conducted by the customers at the Company's Office Properties, based on information supplied to the Company from the customers.

INDUSTRY SECTOR                 LEASED SQ. FT.
---------------                 --------------

Professional Services (1)          28%
Energy(2)                          20
Financial Services (3)             19
Telecommunications                  7
Technology                          7
Manufacturing                       3
Food Service                        3
Government                          3
Retail                              2
Medical                             2
Other (4)                           6
                               ------
TOTAL LEASED                      100%
                               ======
Average Square Footage
  Per Customer                 14,431
                               ======

----------

(1) Includes legal, accounting, engineering, architectural and advertising services.

(2)  Includes oil and gas and utility companies.

(3)  Includes banking, title and insurance and investment services.

(4)  Includes construction, real estate, transportation and other industries.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


HISTORICAL OFFICE PROPERTY CAPITAL EXPENDITURES, TENANT IMPROVEMENT AND LEASING COSTS

         The following table sets forth non-incremental revenue generating and incremental revenue generating tenant improvement and leasing costs and recurring and non-recurring capital expenditures (excluding those expenditures which are recoverable from tenants) for the six months ended June 30, 2002 and the year ended December 31, 2001. Tenant improvement and leasing costs for signed leases during a particular period do not necessarily equal the cash paid for the tenant improvement and leasing costs during such period due to timing of payments.

                                                                   SIX MONTHS ENDED     YEAR ENDED
                                                                     JUNE 30, 2002   DECEMBER 31, 2001
                                                                   ----------------  -----------------
RECURRING CAPITAL EXPENDITURES:(1)
      Capital Expenditures (in thousands)                             $      5,898    $     15,672
      Per square foot                                                 $       0.23    $       0.58
NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENT
   AND LEASING COSTS:(2) (3)
      Replacement Tenant Square Feet                                       249,277       1,099,868
      Renewal Tenant Square Feet                                           808,516         790,203
      Tenant Improvement Costs (in thousands)                         $      8,166    $     12,154
      Per square foot leased                                          $       7.72    $       6.43
      Tenant Leasing Costs (in thousands)                             $      5,183    $      7,238
      Per square foot leased                                          $       4.90    $       3.83
      Total (in thousands)                                            $     13,349    $     19,392
       Total per square foot                                          $      12.62    $      10.26
       Average lease term                                                7.3 years       5.2 years
       Total per square foot per year                                 $       1.73    $       1.97

                                                                   SIX MONTHS ENDED     YEAR ENDED
                                                                     JUNE 30, 2002   DECEMBER 31, 2001
                                                                   ----------------  -----------------
NON-RECURRING CAPITAL EXPENDITURES:
      Capital Expenditures (in thousands)                             $      1,851    $     10,849
      Per square foot                                                 $       0.07    $       0.40
INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENT
   AND LEASING COSTS:(2) (3)
      New Tenant Square Feet                                               174,996         372,857
      Expansion Tenant Square Feet                                          95,850         371,656
      Tenant Improvement Costs (in thousands)                         $      1,744    $     10,877
      Per square foot leased                                          $       6.44    $      14.61
      Tenant Leasing Costs (in thousands)                             $      1,278    $      4,623
      Per square foot leased                                          $       4.72    $       6.21
      Total (in thousands)                                            $      3,022    $     15,500
       Total per square foot                                          $      11.16    $      20.82
       Average lease term                                                5.4 years       5.8 years
       Total per square foot per year                                 $       2.07    $       3.59

----------

(1) Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to be made in the Company's Office Property portfolio. The Company maintains an active preventive maintenance program in order to minimize required capital improvements. In addition, certain improvement costs are recoverable from tenants.

(2) Non-incremental revenue generating tenant improvements and leasing costs exclude temporary leases and leases whose commencement dates are more than 12 months from the current quarter end. Incremental revenue generating tenant improvements and leasing costs are related to signed leases that have not contributed to office earnings in the preceding quarter.

(3) Tenant improvement and leasing costs also may fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease (new, renewal, or replacement tenant), the involvement of external leasing agents and overall competitive market conditions. Management believes that future recurring tenant improvements and leasing costs for the Company's existing Office Properties will approximate on average for "renewal tenants," $6.00 to $8.00 per square foot, or $1.20 to $1.60 per square foot per year based on average five-year lease term, and, on average for "replacement tenants," $12.00 to $14.00 per square foot, or $2.40 to $2.80 per square foot per year based on an average five-year lease term, and, on average for "new and expansion tenants," $16.00 to $20.00 per square foot, or $3.20 to $4.00 per square foot per year based on an average five-year lease term.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


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

Same-Store Analysis

         As of June 30, 2002, the Company owned nine Resort/Hotel Properties. The following table shows same-store net operating income, weighted average occupancy, average daily rate and revenue per available room/guest night for the nine Resort/Hotel Properties for the three and six months ended June 30, 2002 and 2001.

                                     Resorts

                                                   THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                          -------------------------------------------   -------------------------------------------
                                                                     PERCENTAGE/POINT                              PERCENTAGE/POINT
                                             2002           2001          CHANGE           2002           2001          CHANGE
                                          ----------     ----------  ----------------   ----------     ----------  ----------------

Same-Store NOI (in thousands)             $    5,752     $    5,897             (2)%    $   16,523     $   17,853        (7)%
Weighted Average Occupancy                        63%            65%            (2)pts          69%            72%       (3)pts
Average Daily Rate                        $      456     $      480             (5)%    $      488     $      494        (1)%
Revenue per Available Room/Guest Night    $      280     $      304             (8)%    $      329     $      349        (6)%

                              Business-Class Hotels

                                                   THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                          -------------------------------------------   -------------------------------------------
                                                                     PERCENTAGE/POINT                              PERCENTAGE/POINT
                                             2002           2001          CHANGE           2002           2001          CHANGE
                                          ----------     ----------  ----------------   ----------     ----------  ----------------

Same-Store NOI (in thousands)              $    5,609     $    5,224              7%     $    9,961     $   10,439          (5)%
Weighted Average Occupancy                         75%            72%          3pts              70%            72%         (2)pts
Average Daily Rate                         $      118     $      122             (3)%    $      117     $      122          (4)%
Revenue per Available Room                 $       89     $       88              1%     $       82     $       88          (7)%

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Properties

         The following table shows certain information for the six months ended June 30, 2002, and 2001, with respect to the Company's Resort/Hotel Properties. The information for the Resort/Hotel properties is based on available rooms, except for Canyon Ranch - Tucson and Canyon Ranch - Lenox, which measure their performance based on available guest nights.

                                                                                           FOR THE SIX MONTHS
                                                                                             ENDED JUNE 30,
                                                                                          ---------------------

                                                                                                 AVERAGE
                                                                                                OCCUPANCY
                                                                YEAR                               RATE
                                                             COMPLETED/                   ---------------------
RESORT/HOTEL PROPERTY(1)                  LOCATION           RENOVATED         ROOMS        2002         2001
------------------------                  --------           ---------        --------    --------     --------

UPSCALE BUSINESS CLASS HOTELS:
  Denver Marriott City Center            Denver, CO           1982/1994            613        74 %           78%
  Hyatt Regency Albuquerque              Albuquerque, NM        1990               395          71           70
  Omni Austin Hotel                      Austin, TX             1986               375          71           73
  Renaissance Houston Hotel              Houston, TX          1975/2000            388          63           65
                                                                              --------    --------     --------
       TOTAL/WEIGHTED AVERAGE                                                    1,771          70%          72%
                                                                              ========    ========     ========

LUXURY RESORTS AND SPAS:
  Park Hyatt Beaver Creek Resort and Spa Avon, CO               1989               275          58%          58%
  Sonoma Mission Inn & Spa               Sonoma, CA        1927/1987/1997          228          57           63
  Ventana Inn & Spa                      Big Sur, CA       1975/1982/1988           62          68           72
                                                                              --------    --------     --------
       TOTAL/WEIGHTED AVERAGE                                                      565          59%          61%
                                                                              ========    ========     ========

                                                                                GUEST
   DESTINATION FITNESS RESORTS AND SPAS:                                        NIGHTS

     Canyon Ranch-Tucson                 Tucson, AZ             1980               259(2)
     Canyon Ranch-Lenox                  Lenox, MA              1989               212(2)
                                                                              --------    --------     --------
          TOTAL/WEIGHTED AVERAGE                                                   471          81%          85%
                                                                              ========    ========     ========

   LUXURY AND DESTINATION FITNESS RESORTS COMBINED                                              69%          72%
                                                                                          ========     ========

          GRAND TOTAL/WEIGHTED AVERAGE FOR RESORT/HOTEL PROPERTIES                              70%          72%
                                                                                          ========     ========

                                                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                                             --------------------------------------------
                                                                                                           REVENUE
                                                                                  AVERAGE                     PER
                                                                                   DAILY                   AVAILABLE
                                                                YEAR                RATE                ROOM/GUEST NIGHT
                                                             COMPLETED/      --------------------    --------------------
RESORT/HOTEL PROPERTY(1)                  LOCATION           RENOVATED         2002        2001        2002        2001
------------------------                  --------           ---------       --------    --------    --------    --------

UPSCALE BUSINESS CLASS HOTELS:
  Denver Marriott City Center            Denver, CO           1982/1994      $    118    $    126    $     87    $     98
  Hyatt Regency Albuquerque              Albuquerque, NM        1990              110         106          78          75
  Omni Austin Hotel                      Austin, TX             1986              122         134          87          98
  Renaissance Houston Hotel              Houston, TX          1975/2000           116         117          73          76
                                                                             --------    --------    --------    --------
       TOTAL/WEIGHTED AVERAGE                                                $    117    $    122    $     82    $     88
                                                                             ========    ========    ========    ========

LUXURY RESORTS AND SPAS:
  Park Hyatt Beaver Creek Resort and Spa Avon, CO               1989         $    356    $    355    $    208    $    205
  Sonoma Mission Inn & Spa               Sonoma, CA        1927/1987/1997         260         285         148         179
  Ventana Inn & Spa                      Big Sur, CA       1975/1982/1988         354         400         242         288
                                                                             --------    --------    --------    --------
       TOTAL/WEIGHTED AVERAGE                                                $    318    $    332    $    187    $    204
                                                                             ========    ========    ========    ========


   DESTINATION FITNESS RESORTS AND SPAS:

     Canyon Ranch-Tucson                 Tucson, AZ             1980
     Canyon Ranch-Lenox                  Lenox, MA              1989
                                                                             --------    --------    --------    --------
          TOTAL/WEIGHTED AVERAGE                                             $    642    $    641    $    499    $    524
                                                                             ========    ========    ========    ========

   LUXURY AND DESTINATION FITNESS RESORTS COMBINED                           $    488    $    494    $    329    $    349
                                                                             ========    ========    ========    ========

          GRAND TOTAL/WEIGHTED AVERAGE FOR RESORT/HOTEL PROPERTIES           $    254    $    261    $    176    $    187
                                                                             ========    ========    ========    ========

(1) As of December 31, 2001, the Company had leased all of the Resort/Hotel Properties, except the Omni Austin Hotel, to subsidiaries of COPI. The Omni Austin Hotel is leased pursuant to a separate lease to HCD Austin Corporation. On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in those Resort/Hotel Properties.

(2) Represents available guest nights, which is the maximum number of guests that the resort can accommodate per night.

RESIDENTIAL DEVELOPMENT SEGMENT

Operating Information

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, substantially all of COPI's voting interests in three of the Residential Development Corporations: The Woodlands Land Company, Inc. ("TWLC"), Desert Mountain Development Corporation ("DMDC") and Crescent Resort Development, Inc. ("CRDI"). The Company fully consolidated the operations of the three Residential Development Corporations beginning on the date of the asset transfers. Management plans to reinvest capital returned from the Residential Development Segment primarily into the Office Segment where the Company expects to achieve favorable rates of return.

         As of June 30, 2002, the Company owned or had economic interests in five Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, currently own interests in 22 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:

         The following table shows residential lot sales at an average price per lot and commercial land sales at an average price per acre.

                                              THREE MONTHS ENDED JUNE 30,
                                             -----------------------------
                                                 2002             2001
                                             ------------     ------------

Residential Lot Sales                                 285              483
Average Sales Price per Lot                  $     72,000     $     86,000
Commercial Land Sales                            18 acres         74 acres
Average Sales Price per Acre                 $    464,000     $    324,000

                                               SIX MONTHS ENDED JUNE 30,
                                             -----------------------------
                                                2002             2001
                                             ------------     ------------

Residential Lot Sales                                 512              864
Average Sales Price per Lot                  $     63,000     $     78,000
Commercial Land Sales                            52 acres         77 acres
Average Sales Price per Acre                 $    340,000     $    329,000


o Average sales price per lot decreased by $15,000, or 19%, due to fewer higher priced lots sold primarily from the Carlton Woods development in the six months ended June 30, 2002, compared to the same period in 2001.

o Carlton Woods is The Woodlands' new upscale residential development. It is a gated community consisting of 491 lots located around a Jack Nicklaus signature golf course. As of June 30, 2002, 230 lots had been sold at prices ranging from $0.1 million to $2.2 million per lot, or an average price of $348,000 per lot. Additional phases within Carlton Woods are expected to be marketed to the public during the next two years.

o Future buildout of The Woodlands is estimated at approximately 12,570 residential lots and approximately 1,607 acres of commercial land, of which approximately 1,671 residential lots and 980 acres are currently in inventory.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Desert Mountain Properties Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:

         The following table shows residential lot sales at an average price per lot.

                                              THREE MONTHS ENDED JUNE 30,
                                             ------------     ------------
                                                 2002             2001
                                             ------------     ------------

Residential Lot Sales                                  25               23
Average Sales Price per Lot(1)               $    794,000     $  1,029,000


(1)  Includes equity golf membership.

                                               SIX MONTHS ENDED JUNE 30,
                                             -----------------------------
                                                 2002             2001
                                             ------------     ------------

Residential Lot Sales                                  48               42
Average Sales Price per Lot(1)               $    735,000     $    841,000


(1)  Includes equity golf membership.

o Approved future buildout of Desert Mountain is estimated to be approximately 210 to 434 residential lots, of which approximately 123 are currently in inventory.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Crescent Resort Development, Inc., Beaver Creek, Colorado:

         The following table shows total active projects, residential lot and residential unit sales and average sales price per lot and unit.

                                              THREE MONTHS ENDED JUNE 30,
                                             -----------------------------
                                                 2002             2001
                                             ------------     ------------

Active Projects                                        15               12
Residential Lot Sales                                 155               72
Residential Unit Sales:
     Townhome Sales                                     1                4
     Single-Family Home Sales                          --               --
     Equivalent Timeshare Unit Sales                    3               --
     Condominium Sales                                 38                3
Commercial Land Sales                                  --               --
Average Sales Price per Residential Lot      $     61,000     $     48,000
Average Sales Price per Residential Unit     $1.1 million     $1.7 million
Average Sales Price per Residential
  Timeshare Unit                             $1.3 million               --

                                               SIX MONTHS ENDED JUNE 30,
                                             -----------------------------
                                                 2002             2001
                                             ------------     ------------

Active Projects                                        15               12
Residential Lot Sales                                 159               74
Residential Unit Sales:
     Townhome Sales                                     2                8
     Single-Family Home Sales                          --               --
     Equivalent Timeshare Unit Sales                    8               --
     Condominium Sales                                196               12
Commercial Land Sales                                  --               --
Average Sales Price per Residential Lot      $     60,000     $     54,000
Average Sales Price per Residential Unit     $    624,000     $1.5 million
Average Sales Price per Residential
  Timeshare Unit                             $1.3 million               --


o Average sales price per unit decreased $0.9 million, or 60%, due to lower priced product mix sold in the six months ended June 30, 2002, as compared to the same period in 2001.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Properties

         The following table shows certain information as of June 30, 2002, relating to the Residential Development Properties.

                                                                                                     TOTAL       TOTAL
                       RESIDENTIAL                                       RESIDENTIAL     TOTAL     LOTS/UNITS  LOTS/UNITS
   RESIDENTIAL         DEVELOPMENT                                       DEVELOPMENT     LOTS/     DEVELOPED     CLOSED
   DEVELOPMENT          PROPERTIES          TYPE OF                     CORPORATION'S    UNITS       SINCE       SINCE
 CORPORATION(1)          (RDP)               RDP(2)     LOCATION         OWNERSHIP %    PLANNED    INCEPTION   INCEPTION
 --------------        -----------          -------     --------        -------------   -------    ---------   ---------

Desert Mountain   Desert Mountain             SF      Scottsdale, AZ       93.0%          2,665        2,354       2,231
                                                                                        -------     --------    --------
    Development
    Corporation

The Woodlands     The Woodlands               SF      The Woodlands, TX    42.5%(6)      37,554       26,655      24,984
    Land Company,
    Inc.

Crescent          Bear Paw Lodge              CO      Avon, CO             60.0%             53           53          53
    Resort        Eagle Ranch                 SF      Eagle, CO            60.0%          1,100(7)       535         466
    Development,  Main Street
    Inc.              Junction                CO      Breckenridge, CO     30.0%             36           36          29
                  Main Street
                      Station                 CO      Breckenridge, CO     30.0%             82(7)        82          76
                  Main Street Station
                      Vacation Club           TS      Breckenridge, CO     30.0%             42           42          19
                  Riverbend                   SF      Charlotte, NC        60.0%            650          202         195
                  Three Peaks
                      (Eagle's Nest)          SF      Silverthorne, CO     30.0%            391          253         182
                  Park Place at
                      Riverfront              CO      Denver, CO           64.0%             70(7)        70          62
                  Park Tower at
                      Riverfront              CO      Denver, CO           64.0%             61(7)        61          44
                  Promenade Lofts
                      at Riverfront           CO      Denver, CO           64.0%             66           66          52
                  Cresta                    TH/SFH    Edwards, CO          60.0%             25(7)        19          17
                  Snow Cloud                  CO      Avon, CO             64.0%             54(7)        53          39
                  One Vendue Range            CO      Charleston, SC       62.0%             49(7)        --          --
                  Old Greenwood              SF/TS    Truckee, CA          71.2%            249           --          --
                  Northstar Mountain
                      Properties           CO/TH/TS   Tahoe, CA            51.0%          2,200           --          --
                                                                                      ---------     --------    --------
 TOTAL CRESCENT RESORT DEVELOPMENT, INC.                                                  2,928        1,472       1,234
                                                                                      ---------     --------    --------

Mira Vista        Mira Vista                  SF      Fort Worth, TX                        740          740         704
    Development   The Highlands               SF      Breckenridge, CO                      750          480         442
    Corp.
 TOTAL MIRA VISTA DEVELOPMENT CORP.                                                       1,490        1,220       1,146
                                                                                      ---------     --------    --------

Houston Area      Falcon Point                SF      Houston, TX                           510          364         321
    Development   Falcon Landing              SF      Houston, TX                           623          566         527
    Corp.         Spring Lakes                SF      Houston, TX                           520          338         293
                                                                                      ---------     --------    --------

 TOTAL HOUSTON AREA DEVELOPMENT CORP.                                                     1,653        1,268       1,141
                                                                                      ---------     --------    --------

         TOTAL                                                                           46,290       32,969      30,736
                                                                                      =========     ========    ========


                                            AVERAGE
                       RESIDENTIAL           CLOSED              RANGE OF
   RESIDENTIAL         DEVELOPMENT         SALE PRICE            PROPOSED
   DEVELOPMENT          PROPERTIES          PER LOT/            SALE PRICES
 CORPORATION(1)          (RDP)             UNIT($)(3)       PER LOT/UNIT ($)(4)
 --------------        -----------         ----------       -------------------

Desert Mountain   Desert Mountain             525,000     400,000  -  4,000,000(5)

    Development
    Corporation

The Woodlands     The Woodlands                57,000      16,000  -  2,160,000
    Land Company,
    Inc.

Crescent          Bear Paw Lodge            1,450,000     665,000  -  2,025,000
    Resort        Eagle Ranch                  84,000      50,000  -    150,000
    Development,  Main Street
    Inc.              Junction                464,000     300,000  -    580,000
                  Main Street
                      Station                 491,000     215,000  -  1,065,000
                  Main Street Station
                      Vacation Club         1,129,000     380,000  -  4,600,000
                  Riverbend                    31,000      25,000  -     38,000
                  Three Peaks
                      (Eagle's Nest)          253,000     135,000  -    425,000
                  Park Place at
                      Riverfront              415,000     195,000  -  1,445,000
                  Park Tower at
                      Riverfront              646,000     180,000  -  2,100,000
                  Promenade Lofts
                      at Riverfront           417,000     180,000  -  2,100,000
                  Cresta                    1,878,000   1,230,000  -  3,434,000
                  Snow Cloud                1,673,000     840,000  -  4,545,000
                  One Vendue Range                N/A     450,000  -  3,100,000
                  Old Greenwood                   N/A         N/A           N/A
                  Tahoe Mountain Resorts          N/A         N/A           N/A

 TOTAL CRESCENT RESORT DEVELOPMENT, INC.


Mira Vista        Mira Vista                   99,000      50,000  -    265,000
    Development   The Highlands               193,000      55,000  -    625,000
    Corp.
 TOTAL MIRA VISTA DEVELOPMENT CORP.


Houston Area      Falcon Point                 42,000      28,000  -     52,000
    Development   Falcon Landing               21,000      20,000  -     26,000
    Corp.         Spring Lakes                 31,000      30,000  -     50,000


 TOTAL HOUSTON AREA DEVELOPMENT CORP.


         TOTAL


(1) As of December 31, 2001, the Company had an approximately 95%, 95%, 90%, 94% and 94% ownership interest in Desert Mountain Development Corporation, The Woodlands Land Company, Inc., Crescent Resort Development, Inc., Mira Vista Development Corp. and Houston Area Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations. On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's ownership interests, representing substantially all of the voting stock, in Desert Mountain Development Corporation, The Woodlands Land Company, Inc. and Crescent Resort Development, Inc.

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); SFH (Single-Family Homes) and TS (Timeshare Equivalent Units).

(3)  Based on lots/units closed during the Company's ownership period.

(4)  Based on existing inventory of developed lots and lots to be developed.

(5)  Includes golf membership, which as of June 30, 2002, is $225,000.

(6) Distributions are made to partners based on specified payout percentages. During the six months ended June 30, 2002, the payout percentage to the Company was 52.5%.

(7) As of June 30, 2002, 24 golf course lots were under contract at Eagle Ranch representing $2.1 million in sales; two units were under contract at Main Street Station representing $0.8 million in sales; two units were under contract at Park Place at Riverfront representing $.7 million in sales; one unit was under contract at Park Tower at Riverfront representing $0.8 million in sales; one unit was under contract at Cresta representing $1.8 million in sales; six units were under contract at Snow Cloud representing $10.7 million in sales and 44 units were under contract at One Vendue Range representing $52.4 million in sales.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS



TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

Operating Information

         As of June 30, 2002, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 89 Temperature-Controlled Logistics Properties, with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

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

         In December 2001, the Temperature Controlled Logistics Corporation waived its right to collect $39.8 million (the Company's share of which was $15.9 million) of the total $49.9 million of deferred rent. The Temperature-Controlled Logistics Corporation and the Company began to recognize rental income when earned and collected during the year ended December 31, 2000 and continued this accounting treatment for the year ended December 31, 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Company related to the Temperature-Controlled Logistics Corporation's decision in December 31, 2001 to waive collection of deferred rent.

         AmeriCold Logistics deferred $9.3 million of the total $68.9 million of rent payable for the six months ended June 30, 2002. The Company's share of the deferred rent was $3.7 million. The Company recognizes rental income when earned and collected and has not recognized the $3.7 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the six months ended June 30, 2002.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         The following table shows the total, and the Company's portion of, deferred rent and valuation allowance at December 31, 2001 and for the six months ended June 30, 2002.

(in millions)

                                              DEFERRED RENT                   VALUATION ALLOWANCE
                                      -----------------------------     -----------------------------
                                                        COMPANY'S                         COMPANY'S
                                          TOTAL          PORTION            TOTAL          PORTION
                                      ------------     ------------     ------------     ------------
Balance at December 31, 2001          $       10.1     $        3.9     $         --     $         --
For the six months ended
   June 30, 2002                               9.3              3.7              9.3              3.7
                                      ------------     ------------     ------------     ------------
Total                                 $       19.4     $        7.6     $        9.3     $        3.7
                                      ============     ============     ============     ============

Properties

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of June 30, 2002:

                                   TOTAL CUBIC       TOTAL                                          TOTAL CUBIC       TOTAL
                   NUMBER OF         FOOTAGE       SQUARE FEET                      NUMBER OF         FOOTAGE      SQUARE FEET
    STATE         PROPERTIES(1)   (IN MILLIONS)   (IN MILLIONS)      STATE        PROPERTIES(1)    (IN MILLIONS)  (IN MILLIONS)
    -----         -------------   -------------   -------------      -----        -------------    -------------  -------------

Alabama                      4           10.7            0.3      Missouri(2)                2            46.8            2.8
Arizona                      1            2.9            0.1      Nebraska                   2             4.4            0.2
Arkansas                     6           33.1            1.0      New York                   1            11.8            0.4
California                   9           28.6            1.1      North Carolina             3            10.0            0.4
Colorado                     1            2.8            0.1      Ohio                       1             5.5            0.2
Florida                      5            7.5            0.3      Oklahoma                   2             2.1            0.1
Georgia                      8           49.5            1.7      Oregon                     6            40.4            1.7
Idaho                        2           18.7            0.8      Pennsylvania               2            27.4            0.9
Illinois                     2           11.6            0.4      South Carolina             1             1.6            0.1
Indiana                      1            9.1            0.3      South Dakota               1             2.9            0.1
Iowa                         2           12.5            0.5      Tennessee                  3            10.6            0.4
Kansas                       2            5.0            0.2      Texas                      2             6.6            0.2
Kentucky                     1            2.7            0.1      Utah                       1             8.6            0.4
Maine                        1            1.8            0.2      Virginia                   2             8.7            0.3
Massachusetts                5           10.5            0.5      Washington                 6            28.7            1.1
Mississippi                  1            4.7            0.2      Wisconsin                  3            17.4            0.6
                                                                                  ------------     -----------     ----------

                                                                  TOTAL                     89(3)        445.2(3)        17.7(3)
                                                                                  ============     ===========     ==========

(1) As of June 30, 2002, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 89 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Company has no interest. The Temperature-Controlled Logistics Corporation is entitled to receive lease payments from AmeriCold Logistics.

(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.

(3) As of June 30, 2002, AmeriCold Logistics operated 100 temperature-controlled logistics properties with an aggregate of approximately 524.6 million cubic feet (20.2 million square feet).

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

INTEREST RATE RISK

         The Company's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable-rate debt. The Company had total outstanding debt of approximately $2.5 billion at June 30, 2002, of which approximately $196.4 million, or approximately 7.95%, was unhedged variable-rate debt. The weighted average interest rate on such variable-rate debt was 4.09% as of June 30, 2002. A 10% (40.9 basis point) increase in the weighted average interest rate on such variable-rate debt would result in an annual decrease in net income and cash flows of approximately $0.8 million based on the unhedged variable-rate debt outstanding as of June 30, 2002, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (40.9 basis point) decrease in the weighted average interest rate on such unhedged variable-rate debt would result in an annual increase in net income and cash flows of approximately $0.8 million based on the unhedged variable-rate debt outstanding as of June 30, 2002, as a result of the decreased interest expense associated with the change in rate.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  During the six months ended June 30, 2002, Crescent Equities issued an aggregate of 6,574 common shares to holders of Operating Partnership units in exchange for 3,287 units. The issuances of common shares were exempt from registration as private placements under
         Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Crescent Equities has registered the resale of such common shares under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held on June 10, 2002.

         Two proposals were submitted to a vote of shareholders as follows:

         (1) The shareholders approved the election of the following individuals as Trust Managers of the Company:

               Name                               For                Withheld
               John C. Goff                       91,165,428         1,205,218
               Paul E. Rowsey, III                91,164,687         1,205,909
               Robert W. Stallings                91,171,971         1,198,625

               The terms of office of the following Trust Managers continued after the meeting:

               Richard E. Rainwater
               Dennis H. Alberts
               Anthony M. Frank
               William F. Quinn
               David M. Sherman
               Terry N. Worrell

         (2) The shareholders disapproved, with 37,152,055 negative votes, 34,377,538 affirmative votes, 780,791 abstentions and 20,060,212 broker non-votes, the proposal urging the Board of Trust Managers to declassify the Board for purposes of elections of Trust Managers.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

         The exhibits required by this item are set forth on the Exhibit Index attached hereto.

    (b)  Reports on Form 8-K

                  Form 8-K dated March 28, 2002, filed April 1, 2002 for the purpose of reporting, under Item 5 - Other Events, the Company's intent to offer $375 million aggregate principal amount of senior notes due 2009.

                  Form 8-K dated April 10, 2002, filed April 16, 2002 for the purpose of reporting, under Item 5 - Other Events, that the Company had priced its private offering of $375 million in senior, unsecured notes due 2009 at 9.25%, with an issue price of the notes of 100%.

                  Form 8-K dated April 22, 2002, filed April 25, 2002 for the purpose of (i) reporting under Item 5 - Other Events, that the Company had entered into (1) a placement agency agreement with Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated for the placement of 2,800,000 6 3/4% Series A Convertible Cumulative Preferred Shares (the "Series A Preferred Shares"), $.01 par value per share, at a price of $18.00 per share, with Cohen & Steers Capital Management, Inc. and (2) a purchase agreement with Cohen & Steers Capital Management, Inc. for the purchase of such shares for an aggregate price of $50,400,000, and (ii) filing under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, certain exhibits relating to the offering of the Series A Preferred Shares pursuant to a prospectus supplement dated April 22,

         2002 to the prospectus dated April 22, 2002, which forms a part of the Company's Registration Statement on Form S-3 (No. 333-38071), such exhibits to be incorporated by reference into the Registration Statement.

                  Form 8-K/A dated April 22, 2002, filed April 29, 2002 for the purpose of filing under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, an additional exhibit relating to the offering of the Series A Preferred Shares pursuant to a prospectus supplement dated April 22, 2002 to the prospectus dated April 22, 2002, which forms a part of the Company's Registration Statement on Form S-3 (No. 333-38071), such exhibit to be incorporated by reference into the Registration Statement.

                  Form 8-K dated May 10, 2002, filed May 14, 2002 for the purpose of (i) reporting under Item 5 - Other Events, that the Company had entered into an underwriting agreement with Bear, Stearns & Co. Inc., BB&T Capital Markets, a division of Scott & Stringfellow, Inc., and Stifel, Nicolaus & Company, Incorporated (together, the "Underwriter"), pursuant to which the underwriter agreed to purchase up to 3,450,000 9.50% Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares"), $.01 par value per share, at a price of $25.00 per share, less Underwriting discounts and commissions of $.7875 per share, and (ii) filing under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, certain exhibits relating to the offering of the Series B Preferred Shares pursuant to a prospectus supplement dated May 10, 2002 to the prospectus dated April 22, 2002, which forms a part of the Company's Registration Statement on Form S-3 (No. 333-38071), such exhibits to be incorporated by reference into the Registration Statement.

                  Form 8-K dated June 24, 2002, filed June 26, 2002 for the purpose of reporting under Item 4 - Changes in Registrant's Certifying Accountant, that the Company had ended the engagement of Arthur Andersen LLP as the Company's independent public accountants, and had engaged Ernst & Young LLP to serve as the Company's independent public accountants for the fiscal year ending December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CRESCENT REAL ESTATE EQUITIES COMPANY
                                                         (Registrant)

                                           By  /s/ John C. Goff
                                             -----------------------------------
                                                   John C. Goff
         Date:  August 14, 2002                    Vice-Chairman of the Board
                                                   and Chief Executive Officer



                                           By  /s/ Jerry R. Crenshaw, Jr
                                             -----------------------------------
                                                   Jerry R. Crenshaw, Jr.
                                                   Senior Vice President and
                                                   Chief Financial Officer
         Date:  August 14, 2002                    (Principal Financial and
                                                   Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, John C. Goff, the Chief Executive Officer of Crescent Real Estate Equities Company (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2002                   /s/ John C. Goff
     ----------------                ------------------------------
                                            John C. Goff
                                            Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Jerry R. Crenshaw, Jr., the Senior Vice President and Chief Financial and Accounting Officer of Crescent Real Estate Equities Company (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  August 14, 2002                          /s/ Jerry R. Crenshaw, Jr.
     --------------------                 -------------------------------------
                                                    Jerry R. Crenshaw, Jr.
                                                    Senior Vice President and
                                                    Chief Financial and
                                                    Accounting Officer

                                  EXHIBIT LIST

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBIT
-------          ----------------------
 3.01            Restated Declaration of Trust of Crescent Real Estate Equities
                 Company, as amended (filed as Exhibit No. 3.1 to the
                 Registrant's Current Report on Form 8-K filed April 25, 2002
                 (the "April 2002 8-K") and incorporated herein by reference)

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

 4.02            Statement of Designation of 6-3/4% Series A Convertible
                 Cumulative Preferred Shares of Crescent Real Estate Equities
                 Company dated February 13, 1998 (filed as Exhibit No. 4.07 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference)

 4.03            Form of Certificate of 6-3/4% Series A Convertible Cumulative
                 Preferred Shares of Crescent Real Estate Equities Company
                 (filed as Exhibit No. 4 to the Registrant's Registration
                 Statement on Form 8-A/A filed on February 18, 1998 and incorporated herein by reference)

 4.04            Statement of Designation of 6-3/4% Series A Convertible
                 Cumulative Preferred Shares of Crescent Real Estate Equities
                 Company dated April 25, 2002 (filed as Exhibit No. 4.1 to the
                 April 2002 8-K and incorporated herein by reference)

 4.05            Statement of Designation of 9.50% Series B Cumulative
                 Redeemable Preferred Shares of Crescent Real Estate Equities
                 Company dated May 13, 2002 (filed as Exhibit 2 to the
                 Registrant's Form 8-A dated May 14, 2002 (the "Form 8-A"), and incorporated herein by reference)

 4.06            Form of Certificate of 9.50% Series B Cumulative Redeemable
                 Preferred Shares of Crescent Real Estate Equities Company
                 (filed as Exhibit 4 to the Form 8-A and incorporated herein by reference)

*4 Pursuant to Regulation S-K Item 601(b)(4)(iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrant

 10.01           Unit Option Agreement Pursuant to the 1996 Plan by and between
                 Crescent Real Estate Equities Limited Partnership and John C.
                 Goff, dated as of February 19, 2002 (filed herewith to correct a typographical error to agreement originally filed as Exhibit
                 10.03 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

 10.02           Second Amended and Restated Agreement of Limited Partnership of
                 Crescent Real Estate Equities Limited Partnership, dated as of
                 November 1, 1997, as amended (filed herewith)