Form 10-K/A
period 2001-12-31
CRESCENT REAL ESTATE EQUITIES CO
filed 2002-10-22
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 3)
     (Mark One)

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ___________ TO

                         COMMISSION FILE NUMBER 1-13038
                                                -------

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

           The Form 10-K of Crescent Real Estate Equities Company (the "Company") for the year ended December 31, 2001 is being amended to (i) amend
Item 1. Business in response to a comment letter received from the Securities and Exchange Commission ("SEC"), (ii) amend Item 5. Market for Registrant's Common Equity and Related Shareholder Matters in response to a comment letter received from the SEC, (iii) amend Item 6. Selected Financial Data to conform to financial statement reclassifications in Item 8. Financial Statements and Supplementary Data, (iv) amend Item 7. Management's Discussion and Analysis of Financial Condition and Historical Results of Operations in response to a comment letter received from the SEC and as a result of financial statement reclassifications in Item 8. Financial Statements and Supplementary Data, (v) amend Item 8. Financial Statements and Supplementary Data in order to make certain revisions to the Notes to Consolidated Financial Statements in response to a comment letter received from the SEC, reclassify certain amounts in the financial statements as a result of the adoption by the Company of SFAS No. 144 on January 1, 2002 and as a result of the completion by Ernst & Young LLP of the reaudit of the Company's consolidated financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 and replace the Report of Independent Public Accountants of the Company's former certifying accountant, Arthur Andersen LLP, with the report of the Company's new certifying accountant, Ernst & Young LLP and (vi) amend Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K to include, as an exhibit, the consent of the Company's new certifying accountant to the incorporation by reference of their report included in Item 8 of this Form 10-K/A into the Company's previously filed registration statements under the Securities Act of 1933, as amended. All amended Items are presented in their entirety.

                                TABLE OF CONTENTS


                                                                                                        PAGE

                                                   PART I.

Item 1.    Business................................................................................       1

                                                   PART II.

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters...................      13
Item 6.    Selected Financial Data.................................................................      15
Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations...........................................................................      16
Item 8.    Financial Statements and Supplementary Data.............................................      51

                                                  PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................     102

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

         See "Note 4. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" included in "Item 8. Financial Statements and Supplementary Data" for a table that lists the Company's ownership in significant unconsolidated companies and equity investments as of December 31, 2001, including the three Office Properties in which the Company owned an interest through unconsolidated companies and equity investments and the Company's ownership interests in the Residential Development Segment and the Temperature-Controlled Logistics Segment.

         On February 14, 2002, the Company executed an agreement with Crescent Operating, Inc. ("COPI"), pursuant to which COPI transferred to the Company, in lieu of foreclosure, the lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and, pursuant to a strict foreclosure, the voting common stock in three of the Company's Residential Development Corporations. The Company will fully consolidate the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations, beginning on the date of the transfers of these assets. See "Note 22. Subsequent Events" included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's agreement with COPI.

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

    PROJECTED POPULATION GROWTH AND EMPLOYMENT GROWTH FOR ALL COMPANY MARKETS


                                                      Population                         Employment
                                                       Growth                              Growth
     Metropolitan Statistical Area                    2002-2011                           2002-2011
     -------------------------------                  ---------                          ----------
     Albuquerque, NM                                     22.05%                             14.15%
     Austin, TX                                          26.02                              36.61
     Colorado Springs, CO                                27.48                              15.83
     Dallas, TX                                          15.89                              20.92
     Denver, CO                                          11.34                              19.76
     Fort Worth, TX                                      19.03                              22.31
     Houston, TX                                         15.61                              22.43
     Miami, FL                                            9.03                              15.90
     Phoenix, AZ                                         27.24                              33.41
     San Diego, CA                                       17.35                              17.29
     UNITED STATES                                        8.49                              12.01

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

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, pursuant to a strict foreclosure, COPI's voting interests in three of the Residential Development Corporations. These three Residential Development Corporations, Desert Mountain Development Corporation ("Desert Mountain"), The Woodlands Land Company, Inc. ("The Woodlands") and Crescent Resort Development, Inc. ("CRD") own interests in 16 Residential Development Properties.

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

         AmeriCold Logistics' customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold Logistics' largest customers include:


                                                 PERCENTAGE OF
                                                 2001 REVENUE
                                                 -------------
H.J. Heinz & Co                                        16%
Con-Agra, Inc                                           8
Sara Lee Corp                                           5
McCain Foods, Inc                                       5
Tyson Foods, Inc                                        4
General Mills                                           4
J.R. Simplot                                            3
Flowers Food, Inc                                       3
Pro-Fac Cooperative, Inc                                2
Farmland Industries, Inc                                2
Other                                                  48
                                                    -----
TOTAL                                                 100%
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


                                  PRICE
                       ---------------------------
                           HIGH            LOW        DISTRIBUTIONS
                       -----------     -----------    -------------
2000
First Quarter          $     19.75     $     15.75     $     0.550
Second Quarter               22.19           16.94           0.550
Third Quarter                23.19           20.69           0.550
Fourth Quarter               23.44           19.50           0.550

2001
First Quarter          $     23.56     $     20.90     $     0.550
Second Quarter               25.24           22.26           0.550
Third Quarter                25.09           18.75           0.375(1)
Fourth Quarter               21.58           16.30           0.375(1)


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

         Distributions on the Company's common shares are payable at the rate of $1.50 per annum per common share.

         Following is the income tax status of distributions paid during the years ended December 31, 2001 and 2000 to common shareholders:




                                         2001             2000
                                       --------         --------
Ordinary dividend                          50.3%            51.5%
Capital gain                                 --              6.4
Return of capital                          49.7             35.9
Unrecaptured Section 1250 Gain               --              6.2


         Distributions on the 8,000,000 6 3/4% Series A Convertible Cumulative Preferred Shares issued by the Company in February 1998 are payable at the rate of $1.6875 per annum per Series A Convertible Cumulative Preferred Share, prior to distributions on the common shares.

         Following is the income tax status of distributions paid during the years ended December 31, 2001 and 2000 to preferred shareholders:




                                         2001             2000
                                       --------         --------
Ordinary dividend                         100.0%            83.7%
Capital gain                                 --              8.2
Unrecaptured Section 1250 Gain               --              8.1

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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED HISTORICAL FINANCIAL DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------------------
                                                      2001             2000             1999             1998             1997
                                                  -------------    -------------    -------------    -------------    -------------
OPERATING DATA:
   Total revenue                                  $     691,991    $     713,857    $     741,629    $     698,343    $     447,373
   Operating (loss) income                              (28,112)          88,900          (55,955)         143,893          111,281
   Income before minority
        interests, extraordinary item, and
        discontinued operations                          27,544          302,068           12,342          183,210          135,024
   Basic earnings per common share:
        (Loss) income before extraordinary item
        and discontinued operations               $       (0.07)   $        2.07    $       (0.07)   $        1.26    $        1.25
        Net (loss) income                                 (0.17)            2.05            (0.06)            1.26             1.25
   Diluted earnings per common share:
        (Loss) income before extraordinary item
        and discontinued operations               $       (0.07)   $        2.04    $       (0.07)   $        1.21    $        1.20
        Net (loss) income                                 (0.17)            2.02            (0.06)            1.21             1.20
BALANCE SHEET DATA (AT PERIOD END):
   Total assets                                   $   4,142,149    $   4,543,318    $   4,950,561    $   5,043,447    $   4,179,980
   Total debt                                         2,214,094        2,271,895        2,598,929        2,318,156        1,710,125
   Total shareholders' equity                         1,405,940        1,731,327        2,056,774        2,422,545        2,197,317
OTHER DATA:
   Funds from Operations(1)                       $     177,117    $     326,897    $     340,777    $     341,713    $     214,396
   Cash distribution declared per
        common share                              $        1.85    $        2.20    $        2.20    $        1.86    $        1.37
   Weighted average
        common shares and units
        outstanding - basic                         121,017,605      127,535,069      135,954,043      132,429,405      106,835,579
   Weighted average
        common shares and units
        outstanding - diluted                       122,544,421      128,731,883      137,891,561      140,388,063      110,973,459
   Cash flow provided by
        (used in):
        Operating activities                      $     212,813    $     275,715    $     336,060    $     299,497    $     211,714
        Investing activities                            209,994          428,306         (205,811)        (820,507)      (2,294,428)
        Financing activities                           (425,488)        (737,981)        (167,615)         564,680        2,123,744

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

         The following table shows the same-store net operating income growth for the approximately 25.4 million square feet of Office Property space owned as of December 31, 2001, which excludes approximately 1.5 million square feet of Office Property space at Bank One Center, in which the Company owns a 50% equity interest, approximately 1.0 million square feet of Office Property space at Four Westlake Park and Bank One Tower, in each of which the Company has a 20% equity interest, 0.1 million square feet of Office Property space at Avallon IV, which was completed during the year ended December 31, 2001.

                                 FOR THE YEAR ENDED DECEMBER 31,
                             ----------------------------------------
                                                         PERCENTAGE/
                               2001         2000       POINT INCREASE
                             --------     --------     --------------
(IN MILLIONS)
Same-store Revenues          $  552.5     $  519.9                6.3%
Same-store Expenses            (250.1)      (229.3)               9.1%
                             --------     --------
Net Operating Income         $  302.4     $  290.6                4.1%
                             ========     ========

Weighted Average Occupancy       92.3%        91.8%               0.5 pt

         The following table shows renewed or re-leased leasing activity and the percentage increase of leasing rates for signed leases compared to expiring leases at the Company's Office Properties owned as of December 31, 2001.

                                                          FOR THE YEAR ENDED DECEMBER 31, 2001
                                                  ---------------------------------------------------
                                                        SIGNED              EXPIRING       PERCENTAGE
                                                        LEASES               LEASES         INCREASE
                                                  ------------------   ------------------  ----------
Renewed or re-leased(1)                            1,890,000 sq. ft.                  N/A        N/A
Weighted average full-
     service rental rate(2)                       $23.67 per sq. ft.   $20.21 per sq. ft.         17%
FFO annual net effective
     rental rate(3)(4)                            $14.70 per sq. ft.   $11.21 per sq. ft.         31%


----------

(1)  All of which have commenced or will commence during the next 12 months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and expense recoveries.

(3) Calculated as weighted average full-service rental rate minus operating expenses.

(4) Funds from operations, or FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, effective January 1, 2000, and as used herein, means net income (loss), determined in accordance with GAAP, excluding gains (losses) from sales of depreciable operating property, excluding extraordinary items, as defined by GAAP, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO is a non-GAAP measure and should not be considered an alternative to GAAP measures, including net income and cash generated from operating activities. For a more detailed definition and description of FFO and comparisons to GAAP measures, see " - Liquidity and Capital Resources - Funds from Operations" below.

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


                                         FOR THE YEAR ENDED DECEMBER 31,
                                      --------------------------------------
                                                                PERCENTAGE/
                                                              POINT INCREASE
                                        2001        2000        (DECREASE)
                                      --------    --------    --------------
Weighted average occupancy(1)               70%         76%           (6)pts
Average daily rate(1)                 $    245    $    238             3%
Revenue per available room/guest(1)   $    170    $    180            (6)%

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

                                                            FOR THE YEAR
                                                         ENDED DECEMBER 31,
                                                  --------------------------------
                                                                        PERCENTAGE
                                                    2001       2000      DECREASE
                                                  --------   --------   ----------
(IN THOUSANDS)
Upscale Business-Class Hotels(1)                  $ 20,165   $ 22,157           (9)%
Luxury and Destination Fitness Resorts and Spas     29,451     36,837          (20)
                                                  --------   --------   ----------
All Resort/Hotel Properties(1)                    $ 49,616   $ 58,994          (16)%
                                                  ========   ========   ==========

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

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, pursuant to a strict foreclosure, COPI's voting interests in three of the Residential Development Corporations (The Woodlands Land Company, Inc., Desert Mountain Development Corporation and Crescent Resort Development, Inc.). The Company will fully consolidate the operations of the three Residential Development Corporations beginning on the dates of the asset transfers. Management plans to monetize the Company's current investments in the five Residential Development Corporations and reinvest returned capital from the Residential Development Segment primarily into the Office Segment where the Company expects to achieve favorable rates of return.

The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:

         The following table shows residential lot sales at an average price per lot and commercial land sales at an average price per acre.

                                           FOR THE YEAR
                                        ENDED DECEMBER 31,
                                   -----------------------------
                                     2001                 2000
                                   --------             --------
Residential lot sales                 1,718                2,033
Average sales price per lot        $ 72,000             $ 62,000
Commercial land sales                    94 acres            124 acres
Average sales price per acre       $337,000             $308,000

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

                                    FOR THE YEAR
                                 ENDED DECEMBER 31,
                                 -------------------
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

                                                            FOR THE YEAR
                                                          ENDED DECEMBER 31,
                                                   --------------------------------
                                                      2001                  2000
                                                   ----------            ----------
Active projects                                            14                    12
Residential lot sales                                     181                   343
Residential unit sales:
   Townhome sales                                          11                    19
   Single-family home sales                                --                     5
   Equivalent timeshare unit sales                         11                    --
   Condominium sales                                      109                    26
Commercial land sales                                      -- acres               9 acres
Average sale price per residential lot             $   73,000            $  136,000
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

         In the first quarter of 2000, AmeriCold Logistics started to experience a slowing in revenue growth from the previous year. This was primarily due to customers focusing more interest on inventory management in an effort to improve operating performance. Starting in 2000 and continuing into 2001, AmeriCold Logistics has seen consolidation among retail and food service channels begin to significantly limit the ability of manufacturers to pass along cost increases by raising prices. Because of this, manufacturers are focused on supply chain cost (such as inventory management, transportation and distribution) reduction initiatives in an effort to improve operating performance. In the second and third quarters of 2000, AmeriCold Logistics deferred a portion of its rent payments in accordance with the terms of the leases of the Temperature-Controlled Logistics Properties. For the three months ended June 30, 2000, the Temperature-Controlled Logistics Corporation recorded a valuation allowance for a portion of the rent that had been deferred during that period, and for the three months ended September 30, 2000 recorded a valuation allowance for 100% of the rent that had been deferred during the three months ended September 30, 2000 and has continued to record a valuation allowance for 100% of the deferred rent prospectively. These valuation allowances resulted in a decrease in the equity in net income of the Company in the Temperature-Controlled Logistics Corporation. The Temperature-Controlled Logistics Corporation had not recorded a valuation allowance with respect to rent deferred by AmeriCold Logistics prior to the quarter ended June 30, 2000, because the financial condition of AmeriCold Logistics prior to that time did not indicate the inability of AmeriCold Logistics ultimately to make the full rental payments. As a result of continuing net losses and the increased amount of deferred rent, the Temperature-Controlled Logistics Corporation determined that the collection of additional deferred rent was doubtful.

         AmeriCold Logistics deferred $25.5 million of rent for the year ended December 31, 2001, of which the Company's share was $10.2 million. AmeriCold Logistics also deferred $19.0 million and $5.4 million of rent for the years ended December 31, 2000 and 1999, respectively, of which the Company's share was $7.5 million and $2.1 million, respectively. In December 2001, the Temperature-Controlled Logistics Corporation waived its rights to collect $39.8 million of the total $49.9 million of deferred rent, of which the Company's share was $15.9 million. The Temperature-Controlled Logistics Corporation and the Company began to recognize rental income when earned and collected during the year ended December 31, 2000 and continued this accounting treatment for the year ended December 31, 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Company related to the Temperature-Controlled Logistics Corporation's decision in December 2001 to waive collection of deferred rent.

         The following table shows the total, and the Company's portion of the total, deferred rent and valuation allowance at December 31, 2001.

                                    DEFERRED RENT     VALUATION ALLOWANCE      WAIVED RENT
                                  -----------------   -------------------   -----------------
(IN MILLIONS)                             COMPANY'S             COMPANY'S           COMPANY'S
                                  TOTAL    PORTION    TOTAL      PORTION    TOTAL    PORTION
                                  -----   ---------   -----     ---------   -----   ---------
For the year ended December 31,
1999                              $ 5.4   $     2.1   $  --     $      --   $  --   $      --
2000                               19.0         7.5    16.3           6.5      --          --
2001                               25.5        10.2    25.5          10.2    39.8        15.9
                                  -----   ---------   -----     ---------   -----   ---------

Balance at December 31, 2001      $49.9   $    19.8   $41.8     $    16.7   $39.8   $    15.9
                                  =====   =========   =====     =========   =====   =========

         The Temperature-Controlled Logistics Corporation completed the acquisition of one facility in the first quarter of 2001 for $10.0 million and completed the construction of one facility in the third quarter of 2001 for $15.8 million, representing a total of approximately 8.5 million cubic feet (0.2 million square feet.)

CHARTER BEHAVIORAL HEALTH SYSTEMS ("CBHS")

         As of December 31, 1999, the behavioral healthcare segment consisted of 88 behavioral healthcare properties in 24 states, all of which were leased to CBHS and its subsidiaries under a triple-net master lease. During the year ended December 31, 1999, the Company received cash rental payments of approximately $35.3 million from CBHS. However, during 1999, CBHS's business was negatively affected by many factors, including adverse industry conditions, and CBHS failed to perform in accordance with its operating budget. In the third quarter of 1999 CBHS was unable to meet its rental obligation to the Company. In the third quarter of 1999, the Company, COPI, Magellan Health Services, Inc. ("Magellan") and CBHS commenced a recapitalization of CBHS. As part of this recapitalization, the Company commissioned an independent public accounting firm to assist in the evaluation of alternatives related to CBHS, which included an appraisal of the behavioral healthcare properties.

         The following financial statement charges were made with respect to the Company's investment in the behavioral healthcare properties in the third quarter of 1999:

o CBHS rent was reflected on a cash basis beginning in the third quarter of 1999 due to the uncertainty that CBHS would be able to fulfill its rental obligations under the lease;

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

         During the year ended December 31, 2000, payment and treatment of rent for the behavioral healthcare properties was subject to a rent stipulation agreed to by certain of the parties involved in the CBHS bankruptcy proceeding. The Company received approximately $15.4 million in rent and interest from CBHS during the year ended December 31, 2000. The Company also completed the sale of 60 behavioral healthcare properties previously classified as held for disposition, which were included in Net Investment in Real Estate, during the year ended December 31, 2000. The sales generated approximately $233.7 million in net proceeds and a net gain of approximately $58.6 million for the year ended December 31, 2000. During the year ended December 31, 2000, the Company recognized an impairment loss of approximately $9.3 million on the behavioral healthcare properties held for disposition. This amount represents the difference between the carrying values and the estimated sales prices less the costs of the sales. At December 31, 2000, the carrying value of the 28 behavioral healthcare properties classified as held for disposition was approximately $68.5 million (contained in Net Investment In Real Estate). Depreciation expense has not been recognized since the dates the behavioral healthcare properties were classified as held for sale.

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


                                                         FINANCIAL DATA AS A PERCENTAGE         TOTAL VARIANCE IN DOLLARS
                                                         OF TOTAL REVENUES FOR THE YEAR             BETWEEN THE YEARS
                                                               ENDED DECEMBER 31,                   ENDED DECEMBER 31,
                                                       ----------------------------------     ------------------------------
                                                                                                       (IN MILLIONS)
                                                         2001         2000         1999       2001 AND 2000    2000 AND 1999
                                                       --------     --------     --------     -------------    -------------
REVENUES
   Office properties                                       87.6%        84.3%        82.2%    $         4.6    $        (8.4)
   Resort/Hotel properties                                  6.6         10.1          8.8             (26.4)             6.9
   Interest and other income                                5.8          5.6          9.0              (0.1)           (26.3)
                                                       --------     --------     --------     -------------    -------------
     TOTAL REVENUES                                       100.0%       100.0%       100.0%    $       (21.9)   $       (27.8)
                                                       --------     --------     --------     -------------    -------------

EXPENSES
   Operating expenses                                      37.7%        34.7%        34.3%    $        13.3    $        (7.0)
   Corporate general and administrative                     3.5          3.4          2.2               0.2              7.8
   Interest expense                                        26.4         28.5         25.9             (20.8)            11.2
   Amortization of deferred financing costs                 1.3          1.3          1.4              (0.2)            (0.8)
   Depreciation and amortization                           18.0         17.2         17.6               2.4             (7.8)
   Settlement of merger dispute                              --           --          2.0                --            (15.0)
   Impairment and other charges related
     to real estate assets                                  3.6          2.5         24.1               7.4           (161.0)
   Impairment and other charges related
     to COPI                                               13.5           --           --              92.8               --
                                                       --------     --------     --------     -------------    -------------
     TOTAL EXPENSES                                       104.0%        87.6%       107.5%             95.1           (172.6)
                                                       --------     --------     --------     -------------    -------------
OPERATING (LOSS) INCOME                                    (4.0)%       12.4%        (7.5)%   $      (117.0)   $       144.8

OTHER INCOME
   Equity in net income of unconsolidated companies:
     Office properties                                      0.9          0.4          0.7               2.9             (2.1)
     Residential development properties                     5.9          7.5          5.8             (12.5)            10.6
     Temperature-controlled logistics properties            0.2          1.1          2.0              (6.3)            (7.6)
     Other                                                  0.4          1.6          0.7              (8.6)             6.5
                                                       --------     --------     --------     -------------    -------------
     TOTAL EQUITY IN NET INCOME FROM
     UNCONSOLIDATED COMPANIES                               7.4%        10.6%         9.2%    $       (24.5)   $         7.4

   Gain on property sales, net                              0.6         19.3           --            (133.0)           137.5

                                                       --------     --------     --------     -------------    -------------
     TOTAL OTHER INCOME AND EXPENSE                         8.0%        29.9%         9.2%    $      (157.5)   $       144.9
                                                       --------     --------     --------     -------------    -------------

(LOSS) INCOME BEFORE MINORITY INTERESTS,
     EXTRAORDINARY ITEM AND DISCONTINUED
     OPERATIONS                                             4.0%        42.3%         1.7%    $      (274.5)   $       289.7

   Minority interests                                      (3.1)        (7.1)        (0.3)             29.5            (48.6)
                                                       --------     --------     --------     -------------    -------------

NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM
     AND DISCONTINUED OPERATIONS                            0.9%        35.2%         1.4%    $      (245.0)   $       241.1

     Extraordinary item - extinguishment of debt           (1.6)        (0.5)          --              (6.9)            (3.9)
     Discontinued Operations                                 --          0.1          0.1              (0.9)              --
                                                       --------     --------     --------     -------------    -------------
NET (LOSS) INCOME                                          (0.7)%       34.8%         1.5%    $      (252.8)   $       237.2

   6 3/4% Series A Preferred Share distributions           (1.9)        (1.9)        (1.8)               --               --
   Share repurchase agreement return                         --         (0.4)        (0.1)              2.9             (2.3)
   Forward share purchase
        agreement return                                     --           --         (0.6)               --              4.3
                                                       --------     --------     --------     -------------    -------------

NET (LOSS) INCOME AVAILABLE TO
   COMMON SHAREHOLDERS                                     (2.6)%       32.5%        (1.0)%   $      (249.9)   $       239.2
                                                       ========     ========     ========     =============    =============

         COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31, 2000

REVENUES

         Total revenues decreased $21.9 million, or 3.1%, to $692.0 million for the year ended December 31, 2001, as compared to $713.9 million for the year ended December 31, 2000. The primary components of the decrease in total revenues are discussed below.

         The increase in Office Property revenues of $4.6 million, or 0.8%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable to:

              o increased revenues of $31.5 million from the 70 consolidated Office Properties that the Company owned or had an interest in as of December 31, 2001, excluding the four Office Properties held for sale at December 31, 2001, primarily as a result of increased full-service weighted average rental rates (reflecting increases in both rental revenue and operating expense recoveries), and increased occupancy; and

              o increased other income of $4.2 million, primarily due to parking revenue; partially offset by

              o decreased revenues of $27.2 million due to the disposition of 11 Office Properties and four retail properties during 2000, compared to the disposition of five Office Properties and the joint ventures of two Office Properties during 2001; and

              o decreased lease termination fees (net of the write-off of deferred rent receivables) of $3.9 million, from $12.0 million for the year ended December 31, 2000, to $8.0 million for the year ended December 31, 2001.

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

EXPENSES

         Total expenses increased $95.1 million, or 15.2%, to $720.1 million for the year ended December 31, 2001, as compared to $625.0 million for the year ended December 31, 2000. The primary components of the increase in total expenses are discussed below.

         The increase in Office Property operating expenses of $13.3 million, or 5.4%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable to:

              o increased expenses of $24.4 million from the 70 consolidated Office Properties that the Company owned or had an interest in as of December 31, 2001, excluding the four Office Properties held for sale at December 31, 2001, primarily as a result of increased operating expenses for utilities of $7.8 million, taxes of $3.6 million and other increased operating expenses such as insurance, security, and technology initiatives of $13.3 million during the year ended December 31, 2001, as compared to the same period in 2000; partially offset by

              o decreased expenses of $11.1 million due to the disposition of 11 Office Properties and four retail properties during 2000, compared to the disposition of five Office Properties and the joint ventures of two Office Properties during 2001.

         The decrease in interest expense of $20.8 million, or 10.2%, for the year ended December 31, 2001, as compared to the same period in 2000, is primarily attributable to a decrease in the weighted average interest rate of 0.61%, or $14.0 million of interest expense, combined with a decrease in the average debt balance of $104.0 million, or $8.0 million of interest expense.

         The increase in impairment and other charges related to real estate assets of $7.4 million is due to:

                  o the conversion of the Company's preferred member interest in Metropolitan Partners, LLC ("Metropolitan") into common stock of Reckson Associates Realty Corp. ("Reckson"), which resulted in an impairment charge of $11.8 million; partially offset by

                  o a decrease in the impairment loss of $3.5 million, from $8.5 million in 2000 to $5.0 million in 2001, recognized on a fund which primarily holds real estate investments and marketable securities, in which the Company has an interest; and

                  o a decrease in the impairment of the behavioral healthcare properties of $0.9 million.

         The increase in impairment and other charges related to COPI of $92.8 million is due to the reduction in net assets of $74.8 million, primarily attributable to the write-down of debt and rental obligations of COPI to the estimated underlying collateral value of assets to be received from COPI, and estimated COPI bankruptcy costs to be funded by the Company of $18.0 million.

OTHER INCOME

         Other income decreased $157.5 million, or 73.9%, to $55.7 million for the year ended December 31, 2001, as compared to $213.2 million for the year ended December 31, 2000. This decrease is due to:

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

         The net decrease in gain on property sales of $133.0 million for the year ended December 31, 2001, as compared to the same period in 2000, is attributable to a decrease in net gains recognized primarily on Office, Resort/Hotel and behavioral healthcare property sales for the year ended December 31, 2001, as compared with the same period in 2000.

DISCONTINUED OPERATIONS

         The income from discontinued operations from assets sold and held for sale decreased $0.9 million, or 100.0%, for the year ended December 31, 2001, compared to $0.9 million for the year ended December 31, 2000. This decrease is primarily due to a decrease in net operating income of one Office Property held for sale of approximately $1.3 million, partially offset by the increase in net operating income of three of the Office Properties held for sale of approximately $0.4 million.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
1999

REVENUES

         Total revenues decreased $27.8 million, or 3.7%, to $713.8 million for the year ended December 31, 2000, as compared to $741.6 million for the year ended December 31, 1999.

         The decrease in Office Property revenues of $8.4 million, or 1.4%, for the year ended December 31, 2000, as compared to the same period in 1999, is attributable to:

              o decreased revenues of $38.0 million due to the disposition of 11 Office Properties and four retail properties during 2000, which contributed revenues during the full year of 1999, as compared to a partial year in 2000; partially offset by

              o increased revenues of $24.4 million from the 74 Office Properties owned as of December 31, 2000, excluding the four Office Properties held for sale at December 31, 2000, primarily as a result of increased weighted average full-service rental rates at these Properties; and

              o increased revenues of $5.2 million from lease termination fees.

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

         The decrease in interest and other income of $26.4 million, or 39.7%, for the year ended December 31, 2000, as compared to the same period in 1999, is primarily attributable to the recognition of rent from Charter Behavioral Health Systems, LLC ("CBHS") on a cash basis beginning in the third quarter of 1999, the filing of voluntary bankruptcy petitions by CBHS and its subsidiaries on February 16, 2000, and a rent stipulation agreed to by certain parties to the bankruptcy proceedings, which resulted in a reduction in behavioral healthcare property revenues, which are included in interest and other income, to $15.4 million for the year ended December 31, 2000 as compared to $41.1 million for the same period in 1999.

EXPENSES

         Total expenses decreased $172.6 million, or 21.6%, to $625.0 million for the year ended December 31, 2000, as compared to $797.6 million for the year ended December 31, 1999.

         The decrease in Office Property operating expenses of $7.0 million, or 2.7%, for the year ended December 31, 2000, as compared to the same period in 1999, is attributable to:

              o decreased expenses of $17.1 million due to the disposition of 11 Office Properties and four retail properties during 2000, which incurred expenses during the full year of 1999, as compared to a partial year in 2000; partially offset by

              o increased expenses of $10.1 million from the 74 Office Properties owned as of December 31, 2000, excluding the four Office Properties held for sale at December 31, 2000, as a result of (i) increased general repair and maintenance expenses at these Properties of $5.6 million and (ii) an increase in real estate taxes of $4.5 million.

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

         The decrease in depreciation and amortization expense of $7.8 million, or 6.0%, for the year ended December 31, 2000, as compared to the same period in 1999, is primarily attributable to the cessation of the recognition of depreciation expense on Office Properties and behavioral healthcare properties from the dates they were classified as held for disposition.

         An additional decrease in expenses of $176.8 million is primarily attributable to:

              o non-recurring costs of $15.0 million in connection with the settlement of litigation relating to the merger agreement entered into in January 1998 between the Company and Station Casinos, Inc. in the first quarter of 1999; and

              o a decrease of $169.5 million due to the $162.0 million impairment and other charges related to the behavioral healthcare properties in the third quarter of 1999 and the $16.8 million impairment charge in the fourth quarter of 1999 on one of the Office Properties held for disposition as compared to the $9.3 million impairment related to the behavioral healthcare properties in the year ended December 31, 2000; partially offset by

              o an impairment loss of $8.5 million recognized in 2000 on a fund which primarily holds real estate investments and marketable securities, in which the Company has an interest.

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

                                                           DECEMBER 31,
                                                               2001
                                                           ------------
                                                           (in millions)
Cash Provided by Operating Activities                        $ 212.8
Cash Provided by Investing Activities                          210.0
Cash Used in Financing Activities                             (425.5)
                                                             -------
Decrease in Cash and Cash Equivalents                        $  (2.7)
Cash and Cash Equivalents, Beginning of Period                  39.0
                                                             -------
Cash and Cash Equivalents, End of Period                     $  36.3
                                                             =======

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

COPI

         In April 1997, the Company established a new Delaware corporation, Crescent Operating, Inc., ("COPI"). All of the outstanding common stock of COPI, valued at $0.99 per share, was distributed, effective June 12, 1997, to those persons who were limited partners of the Operating Partnership or shareholders of the Company on May 30, 1997, in a spin-off.

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

         On February 14, 2002, the Company executed an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and, pursuant to a strict foreclosure, COPI's voting interests in three of the Company's Residential Development Corporations and other assets and the Company agreed to assist and provide funding to COPI for the implementation of a prepackaged bankruptcy of COPI. In connection with the transfer, COPI's rent obligations to the Company were reduced by $23.6 million, and its debt obligations were reduced by $40.1 million. These amounts include $18.3 million of value attributed to the lessee interests transferred by COPI to the Company, however, in accordance with GAAP, the Company assigned no value to these interests for financial reporting purposes.

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


         The Agreement provides that the Company and COPI will jointly seek to have a pre-packaged bankruptcy plan for COPI, reflecting the terms of the Agreement, approved by the bankruptcy court. Under the Agreement, the Company agreed to provide approximately $14.0 million to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Company has also agreed, however, that it will issue common shares with a minimum dollar value of approximately $2.2 million to the COPI stockholders, even if it would cause the total costs, claims and expenses that it pays to exceed $14.0 million. Currently, the Company estimates that the value of the common shares that will be issued to the COPI stockholders will be approximately $2.2 million to $5.4 million. The actual value of the common shares issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary from the estimated amounts, but will have a value of at least $2.2 million.

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

         Previously, the Company held a first lien security interest in COPI's entire membership interest in AmeriCold Logistics. REIT rules prohibit the Company from acquiring or owning the membership interest that COPI owns in AmeriCold Logistics. Under the Agreement, the Company agreed to allow COPI to grant Bank of America a first priority security interest in the membership interest and to subordinate its own security interest to Bank of America. In addition, the Company expects to form and capitalize a separate entity to be owned by the Company's shareholders and unitholders, and to cause the new entity to commit to acquire COPI's entire membership interest in the tenant, for between $15.0 and $15.5 million. Under the Agreement, COPI has agreed that it will use the proceeds of the sale of the membership interest to repay Bank of America in full.

         If the COPI bankruptcy plan is approved by the required vote of the shares of COPI common stock, the stockholders of COPI will receive the Company's common shares. As stockholders of COPI, Mr. Rainwater and Mr. Goff will also receive the Company's common shares.

         Pursuant to the COPI bankruptcy plan, the current and former directors and officers of COPI and the current and former trust managers and officers of the Company also have received a release from COPI of liability for any actions taken prior to February 14, 2002, and, depending on various factors, will receive certain liability releases from COPI and its stockholders.

         Completion and effectiveness of the plan of reorganization for COPI is contingent upon a number of conditions, including the vote of COPI's stockholders, the approval of the plan by certain of COPI's creditors and the approval of the bankruptcy court.

INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES

         Investments in which the Company does not have a controlling interest are accounted for under the equity method. The following is a summary of the Company's ownership in significant joint ventures or equity investments:

                                                                                                    COMPANY'S OWNERSHIP
                     ENTITY                                     CLASSIFICATION                    AS OF DECEMBER 31, 2001
--------------------------------------------------    ------------------------------------        -----------------------
Desert Mountain Development Corporation (1)            Residential Development Corporation               95.0%(2)(3)
The Woodlands Land Company, Inc.(1)                   Residential Development Corporation                95.0%(2)(4)
Crescent Resort Development, Inc. (1)                 Residential Development Corporation                90.0%(2)(5)
Mira Vista Development Corp.                          Residential Development Corporation                94.0%(2)(6)
Houston Area Development Corp.                        Residential Development Corporation                94.0%(2)(7)
Temperature-Controlled Logistics Partnership           Temperature-Controlled Logistics                  40.0%(8)
The Woodlands Commercial
    Properties Company, L.P.                                        Office                               42.5%(9)(10)
Main Street Partners, L.P.                                 Office (Bank One Center)                      50.0%(11)
Crescent 5 Houston Center, L.P.                            Office (5 Houston Center)                     25.0%(12)
Austin PT BK One Tower Office Limited Partnership           Office (Bank One Tower)                      20.0%(13)
Houston PT Four Westlake Office Limited Partnership       Office (Four Westlake Park)                    20.0%(13)
DBL Holdings, Inc.                                                   Other                               97.4%(14)
CRL Investments, Inc.(1)                                             Other                               95.0%(15)
CR License, LLC (1)                                                  Other                               28.5%(16)

----------

(1) On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, pursuant to a strict foreclosure, COPI's interest in these entities. The Company will fully consolidate the operations of these entities, other than CR License, LLC, beginning on the date of the asset transfers.

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

         On November 9, 2001, The Woodlands Land Development Company, L.P. owned by the Woodlands Land Company, Inc. and an affiliate of Morgan Stanley, sold two office properties and one retail property located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $41.8 million, of which the Company's portion was approximately $19.7 million. The sales generated a net gain of approximately $13.3 million, of which the Company's portion was approximately $3.8 million. The net proceeds received by the Company were used primarily to pay down variable-rate debt.

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

CONSOLIDATED PROPERTY DISPOSITIONS

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

Loans to Employees and Trust Managers of the Company for Exercise of Stock Options and Unit Options

         As of December 31, 2001, the Company had approximately $32.9 million of loans outstanding (including approximately $4.4 million loaned during the year ended December 31, 2001) to certain employees and trust managers of the Company on a full recourse basis pursuant to the Company's stock incentive plans and unit incentive plans pursuant to an agreement approved by the Board of Directors and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, had a loan comprising $26.3 million of the $32.9 million total outstanding loans at December 31, 2001.

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

SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY

         During the year ended December 31, 2000, the Company formed Crescent Real Estate Funding IX, L.P. ("Funding IX") and contributed seven Office Properties and two Resort/Hotel Properties to Funding IX. As of December 31 2001, Funding IX held seven Office Properties and one Resort/Hotel Property. The Company owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         Also during the year ended December 31, 2000, GMAC Commercial Mortgage Corporation ("GMACCM") purchased $275.0 million of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units were redeemable at the Company's option at the original purchase price. As of December 31, 2000, the Company had redeemed approximately $56.6 million of the Class A units from GMACCM. No redemptions occurred during the year ended December 31, 2001.

         The Class A Units received a preferred variable-rate dividend calculated at LIBOR plus 450 basis points, or approximately 6.6% per annum, as of December 31, 2001, and increasing to LIBOR plus 550 basis points beginning March 16, 2002.

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

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1,
2002). SFAS No. 142 specifies that goodwill and certain other types of intangible assets may no longer be amortized, but instead are subject to periodic impairment testing. If an impairment charge is required, the charge is reported as a change in accounting principle and is included in operating results as a Cumulative Effect of a Change in Accounting Principle. SFAS No. 142 provides for a transitional period of up to 12 months. In prior periods, the Company tested goodwill for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," under which an impairment loss is recognized when expected undiscounted future cash flows are less than the carrying value of the asset. For the year ended December 31, 2001, the expected future operating cash flows of the Temperature-Controlled Logistics Corporation on an undiscounted basis exceeded the carrying amounts of the properties and other long-lived assets, including goodwill. Accordingly, no impairment was recognized. Upon the adoption of SFAS 142, the Temperature-Controlled Logistics Corporation compared the fair value of the Temperature-Controlled Logistics Properties based on discounted cash flows to the carrying value of the Temperature-Controlled Logistics Properties and the related goodwill. Based on this test, the fair value did not exceed the carrying value of the assets and, accordingly, the goodwill was impaired. Any need for impairment must be assessed within the first six months and the amount of impairment must be determined within the next six months. Any additional impairment taken in subsequent interim periods during 2002 related to the initial adoption of this statement will require the first quarter financial statements to be restated. During the three months ended March 31, 2002, the Company recognized a goodwill impairment charge of approximately $10.5 million due to the initial application of this statement. This charge was due to impairments (net of minority interests and taxes) of the goodwill at the Temperature-Controlled Logistics Corporation of $9.2 million and one of the Residential Development Corporations of $1.3 million. This charge was reported as a change in accounting principle and was included in the Company's consolidated statements of operations as a "Cumulative Effect of a Change in Accounting Principle" for the three months ended March 31, 2002. (See Item 8. Financial Statements and Supplementary Data within this filing.)

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that the results of operations, including any gains or losses recognized, be disclosed separately on the consolidated statements of operations. The Company adopted SFAS No. 144 on January 1, 2002. From January 1, 2002 through June 30, 2002, the Company sold three Office Properties and classified two other office assets as held for sale. The Company also owns nine behavioral healthcare properties which are held for sale. In accordance with SFAS No. 144, the results of operations of these assets have been presented as "Discontinued Operations - Income on Assets Sold and Held for Sale" in the accompanying consolidated statements of operations. The carrying values of the assets held for sale have been reflected as "Properties Held for Disposition, Net" in the accompanying consolidated balance sheet as of December 31, 2001 (See Item 8. Financial Statements and Supplementary Data within this filing.) As a result of the adoption, the Company has reclassified certain amounts in prior period financial statements to conform with the new presentation requirements.

LIQUIDITY REQUIREMENTS

         As of December 31, 2001, the Company had unfunded capital requirements of approximately $55.9 million relating to capital investments. The table below specifies the Company's total capital requirements relating to these projects, amounts funded as of December 31, 2001, amounts remaining to be funded, and short-term and long-term capital requirements.

                                                                              CAPITAL REQUIREMENTS
                                                 AMOUNT                      ------------------------
(IN MILLIONS)                                 FUNDED AS OF       AMOUNT      SHORT-TERM    LONG-TERM
                                     TOTAL    DECEMBER 31,     REMAINING      (NEXT 12       (12+
             PROJECT                COST(1)      2001           TO FUND      MONTHS)(2)    MONTHS)(2)
-------------------------------     -------   ------------     ---------     ----------    ----------
RESIDENTIAL DEVELOPMENT SEGMENT
      Tahoe Mountain Resorts        $100.0      $(71.2)         $ 28.8        $ 28.8        $   --
                                    ------      ------          ------        ------        ------


OTHER
      SunTx (3)                     $ 19.0      $ (7.4)         $ 11.6        $  4.0        $  7.6
      Spinco(4)                       15.5          --            15.5          15.5            --
                                    ------      ------          ------        ------        ------
                                    $ 34.5      $ (7.4)         $ 27.1        $ 19.5        $  7.6

TOTAL                               $134.5      $(78.6)         $ 55.9        $ 48.3        $  7.6
                                    ======      ======          ======        ======        ======

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

         In addition to the Company's liquidity requirements stated above, as of December 31, 2001, the Company also has guarantees or letters of credit related to approximately $92.2 million, or 17% of the maximum borrowings available under its unconsolidated debt. At December 31, 2001, the Company had guarantees or letters of credit related to approximately $17.0 million, or 4%, of its total outstanding unconsolidated debt. See "Note 4. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" included "Item 8. Financial Statements and Supplementary Data" and for more information about the Company's unconsolidated investments and the underlying debt related to these investments.

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

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Company's primary debt financing arrangements existing as of December 31, 2001, are shown below (dollars in thousands):

                                                         INTEREST                                                     BALANCE
                                                          RATE AT                               EXPECTED           OUTSTANDING AT
                                          MAXIMUM       DECEMBER 31,      MATURITY               PAYOFF              DECEMBER 31,
             DESCRIPTION                 BORROWINGS        2001             DATE                  DATE                  2001
------------------------------------    -----------     ------------   --------------        --------------        --------------
SECURED FIXED RATE DEBT:
   JP Morgan Mortgage Note(1)           $   199,386         8.31%       October 2016          October 2006           $   199,386
   AEGON Partnership Note(2)                269,930         7.53          July 2009             July 2009                269,930
   LaSalle Note I(3)                        239,000         7.83         August 2027           August 2007               239,000
   LaSalle Note II(4)                       161,000         7.79         March 2028            March 2006                161,000
   CIGNA Note (5)                            63,500         7.47        December 2002         December 2002               63,500
   Metropolitan Life Note V(6)               38,696         8.49        December 2005         December 2005               38,696
   Northwestern Life Note (7)                26,000         7.66        January 2004          January 2004                26,000
   Mitchell Mortgage Note(8)                  6,244         7.00         August 2002           August 2002                 6,244
   Nomura Funding VI Note (9)                 8,187        10.07          July 2020             July 2010                  8,187
   Woodmen of the World Note(10)              8,500         8.20         April 2009            April 2009                  8,500
   Rigney Promissory Note (11)                  651         8.50        November 2012           June 2012                    651
                                        -----------        -----                                                     -----------
    Subtotal/Weighted Average           $ 1,021,094         7.85%                                                    $ 1,021,094
                                        -----------        -----                                                     -----------

UNSECURED FIXED RATE DEBT:
   Notes due 2007(12)                   $   250,000         7.50%      September 2007        September 2007          $   250,000
   Notes due 2002(12)                       150,000         7.00       September 2002        September 2002              150,000
                                        -----------        -----                                                     -----------
    Subtotal/Weighted Average           $   400,000         7.31%                                                    $   400,000
                                        -----------        -----                                                     -----------

SECURED VARIABLE RATE DEBT(13):
   Fleet Fund I and II Term Loan(14)      $ 275,000         5.39%         May 2005              May 2005             $   275,000
   Deutsche Bank - CMBS Loan(15)            220,000         5.84          May 2004              May 2006                 220,000
                                        -----------        -----                                                     -----------
    Subtotal/Weighted Average           $   495,000         5.59%                                                    $   495,000
                                        -----------        -----                                                     -----------


UNSECURED VARIABLE RATE DEBT:
   JPMorgan Loan Sales Facility(16)     $    50,000         3.25%                             January 2002           $    10,000
   Fleet Bridge Loan(17)                     50,000         5.71         August 2002           August 2002                 5,000
   Fleet Facility(14)                       400,000         3.92          May 2004              May 2005                 283,000
                                        -----------        -----                                                     -----------
                                        $   500,000         3.93%                                                    $   298,000
                                        -----------        -----                                                     -----------

    TOTAL/WEIGHTED AVERAGE              $ 2,416,094         6.72%(18)                                                $ 2,214,094
                                        ===========        =====                                                     ===========

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

New Debt Resulting from Refinancing

                                   MAXIMUM                INTEREST            MATURITY
          DESCRIPTION             BORROWING                 RATE                DATE
------------------------------    ---------     --------------------------    --------
     (dollars in millions)
Fleet Facility                    $400.0(1)     LIBOR + 187.5 basis points     2004(2)
Fleet Fund I and II Term Loan     $275.0        LIBOR + 325 basis points       2005
Deutsche Bank - CMBS Loan         $220.0        LIBOR + 234 basis points       2004(3)
Deutsche Bank Short-Term Loan     $ 75.0        LIBOR + 300 basis points       2001(4)

----------

(1) The $400.0 million Fleet Facility is an unsecured revolving line of credit. The weighted average interest rate from the origination of the loan in May 2001 through December 31, 2001 is 5.38%.

(2)      One-year extension option.

(3)      Two one-year extension options.

(4)      Repaid September 19, 2001.

Debt Repaid or Modified by Refinancing

                                MAXIMUM            INTEREST              MATURITY         BALANCE
      DESCRIPTION              BORROWING             RATE                  DATE      REPAID/MODIFIED(1)
---------------------          ---------   -------------------------     --------    ------------------
(dollars in millions)
UBS Line of Credit              $300.0     LIBOR + 250 basis points        2003            $ 165.0
UBS Term Loan I                 $146.8     LIBOR + 250 basis points        2003            $ 146.8
UBS Term Loan II                $326.7     LIBOR + 275 basis points        2004            $ 326.7
Fleet Term Note II              $200.0     LIBOR + 400 basis points        2003            $ 200.0
iStar Financial Note            $ 97.1     LIBOR + 175 basis points        2001            $  97.1

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

         The following table shows information regarding the Company's cash flow hedge agreements as of December 31, 2001 and interest expense for the year ended December 31, 2001 (dollars in millions):

                                                                                      ADDITIONAL
                                                                                   INTEREST EXPENSE
        ISSUE          NOTIONAL       MATURITY    REFERENCE        FAIR              FOR THE YEAR
        DATE            AMOUNT          DATE        RATE        MARKET VALUE     ENDED DECEMBER 31, 2001
      ----------       --------       ---------   ---------     ------------     -----------------------
       9/1/1999        $ 200.0         9/2/2003    6.183%         $ (10.8)               $ 3.5
       2/4/2000        $ 200.0         2/3/2003     7.11%         $ (10.8)               $ 6.0
      4/18/2000        $ 100.0        4/18/2004     6.76%         $  (7.2)               $ 2.7

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

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND SHARES/UNITS IN THOUSANDS)

                                                                  FOR THE YEAR
                                                               ENDED DECEMBER 31,
                                                            ------------------------
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

(4) See calculations for the amounts presented in the reconciliation at the end of this section.

         The following schedule reconciles the Company's basic weighted average shares to the diluted weighted average shares/units presented above:

                                             FOR THE YEAR
                                           ENDED DECEMBER 31,
                                          -------------------
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
                                          =======     =======

RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)

                                                                        FOR THE YEAR ENDED DECEMBER 31
                                                                        ------------------------------
                                                                           2001                2000
                                                                        ---------           ----------
Funds from operations                                                   $ 177,117           $ 326,897
Adjustments:
   Depreciation and amortization of non-real estate assets                  2,934               2,646
   Impairment and other charges related to real estate assets              96,412                  --
   Amortization of deferred financing costs                                 9,327               9,497
   Gain on undeveloped land                                                (1,590)               (577)
   Increase in receivables from COPI                                      (20,458)                 --
   Minority interest in joint ventures profit and depreciation
    and amortization                                                       21,854              21,076
   Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies                                (42,807)            (56,234)
   Change in deferred rent receivable                                       3,744              (8,504)
   Change in current assets and liabilities                               (60,768)            (25,956)
   Distributions received in excess of earnings from
    unconsolidated companies                                               13,874               3,897
   Equity in earnings in excess of distributions received from
    unconsolidated companies                                                 (476)            (10,641)
   6 3/4% Series A Preferred Share distributions                           13,501              13,500
   Non cash compensation                                                      149                 114
                                                                        ---------           ---------
Net cash provided by operating activities                               $ 212,813           $ 275,715
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                   PAGE
                                                                                                   ----

Reports of Independent Auditors..................................................................   52

Consolidated Balance Sheets at December 31, 2001 and 2000........................................   54

Consolidated Statements of Operations for the years ended December 31, 2001,
2000 and 1999....................................................................................   55

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001,
2000 and 1999....................................................................................   56

Consolidated Statements of Cash Flows for the years ended December 31, 2001,
2000 and 1999....................................................................................   57

Notes to Consolidated Financial Statements.......................................................   58

Schedule III Consolidated Real Estate Investments and Accumulated Depreciation ..................   99

                         REPORT OF INDEPENDENT AUDITORS



Board of Trust Managers and Shareholders
Crescent Real Estate Equities Company and subsidiaries

We have audited the accompanying consolidated balance sheets of Crescent Real Estate Equities Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of AmeriCold Corporation, which statements reflect total assets constituting 7.44% and 6.78%, respectively, of consolidated assets as of December 31, 2001 and 2000. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for AmeriCold Corporation, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crescent Real Estate Equities Company and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                         /s/ ERNST & YOUNG LLP

Dallas, Texas,
September 1, 2002

INDEPENDENT AUDITORS' REPORT


To AmeriCold Corporation:

We have audited the accompanying consolidated balance sheets of AmeriCold Corporation (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 19, 2002

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                         DECEMBER 31,
                                                                                ------------------------------
                                                                                    2001              2000
                                                                                ------------      ------------

ASSETS:
 Investments in real estate:
   Land                                                                         $    249,266      $    278,975
   Land held for investment or development                                            92,951           116,480
   Building and improvements                                                       2,938,669         3,163,129
   Furniture, fixtures and equipment                                                  72,247            60,420
   Properties held for disposition, net                                               64,694            62,597
   Less -  accumulated depreciation                                                 (637,904)         (555,491)
                                                                                ------------      ------------
             Net investment in real estate                                      $  2,779,923      $  3,126,110

   Cash and cash equivalents                                                    $     36,285      $     38,966
   Restricted cash and cash equivalents                                              115,531            94,568
   Accounts receivable, net                                                           28,654            42,200
   Deferred rent receivable                                                           66,362            82,775
   Investments in real estate mortgages and equity
       of unconsolidated companies                                                   838,317           845,317
   Notes receivable, net                                                             132,065           141,407
   Other assets, net                                                                 145,012           171,975
                                                                                ------------      ------------
               Total assets                                                     $  4,142,149      $  4,543,318
                                                                                ============      ============


LIABILITIES:
   Borrowings under credit facility                                             $    283,000      $    553,452
   Notes payable                                                                   1,931,094         1,718,443
   Accounts payable, accrued expenses and other liabilities                          220,068           202,591
                                                                                ------------      ------------
              Total liabilities                                                 $  2,434,162      $  2,474,486
                                                                                ------------      ------------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
  Operating partnership, 6,594,521 and 6,995,823 units,
       respectively                                                             $     69,910      $    100,586
  Investment in joint ventures                                                       232,137           236,919
                                                                                ------------      ------------
              Total minority interests                                          $    302,047      $    337,505
                                                                                ------------      ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par value, authorized 100,000,000 shares:
   6 3/4% Series A Convertible Cumulative Preferred Shares,
      liquidation preference $25.00 per share, 8,000,000 shares
      issued and outstanding at December 31, 2001 and 2000                      $    200,000      $    200,000
  Common shares, $.01 par value, authorized 250,000,000 shares,
      123,396,017, and 121,818,653 shares issued and outstanding
      at December 31, 2001 and 2000, respectively                                      1,227             1,211
   Additional paid-in capital                                                      2,234,360         2,221,531
   Retained deficit                                                                 (638,435)         (402,337)
   Accumulated other comprehensive income                                            (31,484)           (6,734)
                                                                                ------------      ------------
                                                                                $  1,765,668      $  2,013,671
   Less - shares held in treasury, at cost, 18,770,418 and 14,468,623
      common shares at December 31, 2001 and 2000, respectively                     (359,728)         (282,344)
                                                                                ------------      ------------
              Total shareholders' equity                                        $  1,405,940      $  1,731,327
                                                                                ------------      ------------

              Total liabilities and shareholders' equity                        $  4,142,149      $  4,543,318
                                                                                ============      ============

   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                                 ------------------------------------------------
                                                                                     2001              2000              1999
                                                                                 ------------      ------------      ------------

REVENUES:
   Office properties                                                             $    606,053      $    601,492      $    609,843
   Resort/Hotel properties                                                             45,748            72,114            65,237
   Interest and other income                                                           40,190            40,251            66,549
                                                                                 ------------      ------------      ------------
          Total revenues                                                         $    691,991      $    713,857      $    741,629
                                                                                 ------------      ------------      ------------

EXPENSES:
   Real estate taxes                                                             $     83,756      $     83,138      $     83,683
   Repairs and maintenance                                                             39,247            39,024            44,024
   Other rental property operating                                                    138,130           125,637           127,126
   Corporate general and administrative                                                24,249            24,073            16,274
   Interest expense                                                                   182,410           203,197           192,033
   Amortization of deferred financing costs                                             9,327             9,497            10,283
   Depreciation and amortization                                                      124,870           122,517           130,323
   Settlement of merger dispute                                                            --                --            15,000
   Impairment and other charges related to the
      real estate assets                                                               25,332            17,874           178,838
   Impairment and other charges related
      to COPI                                                                          92,782                --                --
                                                                                 ------------      ------------      ------------
          Total expenses                                                         $    720,103      $    624,957      $    797,584
                                                                                 ------------      ------------      ------------
         Operating (loss) income                                                 $    (28,112)     $     88,900      $    (55,955)

OTHER INCOME AND EXPENSE:
   Equity in net income of unconsolidated
    companies:
         Office properties                                                              6,124             3,164             5,265
         Residential development properties                                            41,014            53,470            42,871
         Temperature-controlled logistics properties                                    1,136             7,432            15,039
         Other                                                                          2,957            11,645             5,122
                                                                                 ------------      ------------      ------------
  Total equity in net income of unconsolidated companies                         $     51,231      $     75,711      $     68,297

  Gain on property sales, net                                                           4,425           137,457                --
                                                                                 ------------      ------------      ------------
         Total other income and expense                                          $     55,656      $    213,168      $     68,297
                                                                                 ------------      ------------      ------------

INCOME BEFORE MINORITY INTERESTS,
 EXTRAORDINARY ITEM AND DISCONTINUED OPERATIONS                                  $     27,544      $    302,068      $     12,342
   Minority interests                                                                 (21,429)          (50,890)           (2,236)
                                                                                 ------------      ------------      ------------

INCOME BEFORE EXTRAORDINARY ITEM AND DISCONTINUED
 OPERATIONS                                                                      $      6,115      $    251,178      $     10,106
   Extraordinary item - extinguishment of debt                                        (10,802)           (3,928)               --
   Discontinued operations- income on assets sold and held for sale                        28               872               853
                                                                                 ------------      ------------      ------------

NET (LOSS) INCOME                                                                $     (4,659)     $    248,122      $     10,959

  6 3/4% Series A Preferred Share distributions                                       (13,501)          (13,500)          (13,500)
  Share repurchase agreement return                                                        --            (2,906)             (583)
  Forward share purchase agreement return                                                  --                --            (4,317)
                                                                                 ------------      ------------      ------------

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS                               $    (18,160)     $    231,716      $     (7,441)
                                                                                 ============      ============      ============

BASIC EARNINGS PER SHARE DATA:
   Net (loss) income before extraordinary item and discontinued operations       $      (0.07)     $       2.07      $      (0.07)
   Extraordinary item - extinguishment of debt                                          (0.10)            (0.03)               --
   Discontinued operations - income on assets sold and held for sale                       --              0.01              0.01
                                                                                 ------------      ------------      ------------

   Net (loss) income - basic                                                     $      (0.17)     $       2.05      $      (0.06)
                                                                                 ============      ============      ============

DILUTED EARNINGS PER SHARE DATA:
   Net (loss) income before extraordinary item and discontinued operations       $      (0.07)     $       2.04      $      (0.07)
   Extraordinary item - extinguishment of debt                                          (0.10)            (0.03)               --
   Discontinued operations - income on assets sold and held for sale                       --              0.01              0.01
                                                                                 ------------      ------------      ------------

   Net (loss) income - diluted                                                   $      (0.17)     $       2.02      $      (0.06)
                                                                                 ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                             CONSOLIDATED STATEMENTS
                             OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)



                                                                  Preferred Shares                Treasury Shares
                                                           ----------------------------    -----------------------------
                                                              Shares        Net Value         Shares         Par Value
                                                           ------------    ------------    ------------     ------------
SHAREHOLDERS' EQUITY, December 31,1998                        8,000,000    $    200,000              --     $         --

Issuance of Common Shares                                            --              --              --               --

Exercise of Common Share Options                                     --              --              --               --

Cancellation of Restricted Shares                                    --              --              --               --

Amortization of Deferred Compensation                                --              --              --               --

Issuance of Common Shares in Exchange for Operating
   Partnership Units                                                 --              --              --               --

Preferred Share Conversion Adjustment                                --              --              --               --

Forward Share Purchase Agreement                                     --              --              --               --

Settlement of Forward Share Purchase Agreement                       --              --              --               --

Dividends Paid                                                       --              --              --               --

Net Loss                                                             --              --              --               --

Unrealized Net Gain on Available-For-Sale Securities                 --              --              --               --

Unrealized Net Gain on Cash Flow Hedges                              --              --              --               --
                                                           ------------    ------------    ------------     ------------

SHAREHOLDERS' EQUITY, December 31, 1999                       8,000,000    $    200,000              --     $         --

Issuance of Common Shares                                            --              --              --               --

Exercise of Common Share Options                                     --              --              --               --

Preferred Equity Issuance Cost                                       --              --              --               --

Issuance of Shares in Exchange for Operating
   Partnership Units                                                 --              --              --               --

Share Repurchases                                                    --              --       8,700,030         (180,723)

Share Repurchase Agreement                                           --              --       5,788,879         (101,976)

Retirement of Treasury Shares                                        --              --         (20,286)             355

Retirement of Restricted Shares                                      --              --              --               --

Dividends Paid                                                       --              --              --               --

Net Income                                                           --              --              --               --

Unrealized Net Loss on
   Available-for-Sale Securities                                     --              --              --               --

Unrealized Net Loss on Cash Flow Hedges                              --              --              --               --
                                                           ------------    ------------    ------------     ------------

SHAREHOLDERS' EQUITY, December 31, 2000                       8,000,000    $    200,000      14,468,623     $   (282,344)

Issuance of Common Shares                                            --              --              --               --

Exercise of Common Share Options                                     --              --              --               --

Issuance of Shares in Exchange for Operating
   Partnership Units                                                 --              --              --               --

Share Repurchases                                                    --              --       4,301,795          (77,384)

Dividends Paid                                                       --              --              --               --

Net Loss                                                             --              --              --               --

Sale of/Unrealized Gain on Marketable Securities                     --              --              --               --

Unrealized Net Loss on Cash Flow Hedges                              --              --              --               --
                                                           ------------    ------------    ------------     ------------

SHAREHOLDERS' EQUITY, December 31, 2001                       8,000,000    $    200,000      18,770,418     $   (359,728)
                                                           ============    ============    ============     ============

                                                                                                               Deferred
                                                                  Common Shares               Additional     Compensation
                                                           -----------------------------       Paid-in       on Restricted
                                                              Shares         Par Value         Capital           Shares
                                                           ------------     ------------     ------------    -------------
SHAREHOLDERS' EQUITY, December 31,1998                      124,555,447     $      1,245     $  2,336,621     $        (88)

Issuance of Common Shares                                       168,140                1            3,850               --

Exercise of Common Share Options                              2,899,960               24           32,610               --

Cancellation of Restricted Shares                                  (216)              --               (6)               6

Amortization of Deferred Compensation                                --               --               --               41

Issuance of Common Shares in Exchange for Operating
   Partnership Units                                            453,828                4            1,935               --

Preferred Share Conversion Adjustment                            12,356               --               --               --

Forward Share Purchase Agreement                                747,598                7               --               --

Settlement of Forward Share Purchase Agreement               (7,299,760)             (73)        (145,330)              --

Dividends Paid                                                       --               --               --               --

Net Loss                                                             --               --               --               --

Unrealized Net Gain on Available-For-Sale Securities                 --               --               --               --

Unrealized Net Gain on Cash Flow Hedges                              --               --               --               --
                                                           ------------     ------------     ------------     ------------

SHAREHOLDERS' EQUITY, December 31, 1999                     121,537,353     $      1,208     $  2,229,680     $        (41)

Issuance of Common Shares                                         5,762               --              114               --

Exercise of Common Share Options                                208,700                2            1,490               --

Preferred Equity Issuance Cost                                       --               --          (10,006)              --

Issuance of Shares in Exchange for Operating
   Partnership Units                                             87,124                1              608               --

Share Repurchases                                                    --               --               --               --

Share Repurchase Agreement                                           --               --               --               --

Retirement of Treasury Shares                                   (20,286)              --             (355)              --

Retirement of Restricted Shares                                      --               --               --               41

Dividends Paid                                                       --               --               --               --

Net Income                                                           --               --               --               --

Unrealized Net Loss on
   Available-for-Sale Securities                                     --               --               --               --

Unrealized Net Loss on Cash Flow Hedges                              --               --               --               --
                                                           ------------     ------------     ------------     ------------

SHAREHOLDERS' EQUITY, December 31, 2000                     121,818,653     $      1,211     $  2,221,531     $         --

Issuance of Common Shares                                         6,610                1              148               --

Exercise of Common Share Options                                768,150                7            9,832               --

Issuance of Shares in Exchange for Operating
   Partnership Units                                            802,604                8            2,849               --

Share Repurchases                                                    --               --               --               --

Dividends Paid                                                       --               --               --               --

Net Loss                                                             --               --               --               --

Sale of/Unrealized Gain on Marketable Securities                     --               --               --               --

Unrealized Net Loss on Cash Flow Hedges                              --               --               --               --
                                                           ------------     ------------     ------------     ------------

SHAREHOLDERS' EQUITY, December 31, 2001                     123,396,017     $      1,227     $  2,234,360     $         --
                                                           ============     ============     ============     ============

                                                                             Accumulated
                                                            Retained           Other
                                                            Earnings        Comprehensive
                                                            (Deficit)          Income           Total
                                                           ------------     -------------    ------------
SHAREHOLDERS' EQUITY, December 31,1998                     $   (110,196)    $     (5,037)    $  2,422,545

Issuance of Common Shares                                            --               --            3,851

Exercise of Common Share Options                                     --               --           32,634

Cancellation of Restricted Shares                                    --               --               --

Amortization of Deferred Compensation                                --               --               41

Issuance of Common Shares in Exchange for Operating
   Partnership Units                                                 --               --            1,939

Preferred Share Conversion Adjustment                                --               --               --

Forward Share Purchase Agreement                                     --               --                7

Settlement of Forward Share Purchase Agreement                   (3,981)              --         (149,384)

Dividends Paid                                                 (269,814)              --         (269,814)

Net Loss                                                         (2,541)              --           (2,541)

Unrealized Net Gain on Available-For-Sale Securities                 --           17,216           17,216

Unrealized Net Gain on Cash Flow Hedges                              --              280              280
                                                           ------------     ------------     ------------

SHAREHOLDERS' EQUITY, December 31, 1999                    $   (386,532)    $     12,459     $  2,056,774

Issuance of Common Shares                                            --               --              114

Exercise of Common Share Options                                     --               --            1,492

Preferred Equity Issuance Cost                                       --               --          (10,006)

Issuance of Shares in Exchange for Operating
   Partnership Units                                                 --               --              609

Share Repurchases                                                    --               --         (180,723)

Share Repurchase Agreement                                           --               --         (101,976)

Retirement of Treasury Shares                                        --               --               --

Retirement of Restricted Shares                                      --               --               41

Dividends Paid                                                 (250,427)              --         (250,427)

Net Income                                                      234,622               --          234,622

Unrealized Net Loss on
   Available-for-Sale Securities                                     --           (7,584)          (7,584)

Unrealized Net Loss on Cash Flow Hedges                              --          (11,609)         (11,609)
                                                           ------------     ------------     ------------

SHAREHOLDERS' EQUITY, December 31, 2000                    $   (402,337)    $     (6,734)    $  1,731,327

Issuance of Common Shares                                            --               --              149

Exercise of Common Share Options                                     --               --            9,839

Issuance of Shares in Exchange for Operating
   Partnership Units                                                 --               --            2,857

Share Repurchases                                                    --               --          (77,384)

Dividends Paid                                                 (217,938)              --         (217,938)

Net Loss                                                        (18,160)              --          (18,160)

Sale of/Unrealized Gain on Marketable Securities                     --           (7,522)          (7,522)

Unrealized Net Loss on Cash Flow Hedges                              --          (17,228)         (17,228)
                                                           ------------     ------------     ------------

SHAREHOLDERS' EQUITY, December 31, 2001                    $   (638,435)    $    (31,484)    $  1,405,940
                                                           ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------
                                                                           2001              2000              1999
                                                                       ------------      ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                      $     (4,659)     $    248,122      $     10,959
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
      Depreciation and amortization                                         134,197           132,014           140,606
      Extraordinary item - extinguishment of debt                            10,802             3,928                --
      Impairment and other charges related to real estate assets             25,332            17,874           120,573
      Impairment and other charges related to COPI                           92,782                --                --
      Increase in COPI hotel accounts receivable                            (20,458)               --                --
      Gain on property sales, net                                            (4,425)         (137,457)               --
      Minority interests                                                     21,429            50,890             2,236
      Discontinued operations                                                 1,287             1,434             1,482
      Non cash compensation                                                     149               114               118
      Distributions received in excess of earnings from
        unconsolidated companies:
         Office properties                                                       --             1,589             3,757
         Residential development properties                                   3,392                --                --
         Temperature-controlled logistics                                    10,392             2,308            25,404
         Other                                                                   90                --             1,128
      Equity in earnings in excess of distributions received from unconsolidated companies:
         Office properties                                                     (476)               --                --
         Residential development properties                                      --            (6,878)           (7,808)
         Other                                                                   --            (3,763)               --
      Decrease (increase) in accounts receivable                                845            (4,996)           (4,474)
      Decrease (increase) in deferred rent receivable                         3,744            (8,504)             (636)
      (Increase) decrease in other assets                                   (22,301)          (19,672)           30,857
      Increase in restricted cash and cash equivalents                      (18,759)          (12,570)           (9,682)
      (Increase) decrease in accounts payable, accrued
        expenses and other liabilities                                      (20,550)           11,282            21,540
                                                                       ------------      ------------      ------------
         Net cash provided by operating activities                     $    212,813      $    275,715      $    336,060
                                                                       ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of land held for investment or development                     --           (22,021)             (500)
      Proceeds from property sales                                          200,389           627,775                --
      Proceeds from joint venture transactions                              129,651                --                --
      Proceeds from sale of marketable securities                           107,940                --                --
      Development of investment properties                                  (23,723)          (41,938)          (27,781)
      Capital expenditures - rental properties                              (46,427)          (26,559)          (20,254)
      Tenant improvement and leasing costs - rental properties              (51,810)          (68,461)          (58,462)
      (Increase) decrease in restricted cash and cash equivalents            (2,204)            5,941           (31,416)
      Return of investment in unconsolidated companies:
         Office properties                                                      349            12,359                --
         Residential development properties                                  19,251            61,641            78,542
         Other                                                               12,359             1,858                --
      Investment in unconsolidated companies:
         Office properties                                                  (16,360)               --              (262)
         Residential development properties                                 (89,000)          (91,377)          (52,514)
         Temperature-controlled logistics                                   (10,784)          (17,100)          (40,791)
         Other                                                               (8,418)           (3,947)         (104,805)
      (Increase) decrease in notes receivable                               (11,219)           (9,865)           52,432

                                                                       ------------      ------------      ------------
         Net cash provided by (used in) investing activities           $    209,994      $    428,306      $   (205,811)
                                                                       ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt financing costs                                                  (16,061)          (18,628)          (16,665)
      Settlement of Forward Share Purchase Agreement                             --                --          (149,384)
      Borrowings under Fleet Boston Credit Facility                              --                --            51,920
      Payments under Fleet Boston Credit Facility                                --          (510,000)         (201,920)
      Borrowings under UBS Facility                                         105,000         1,017,819                --
      Payments under UBS Facility                                          (658,452)         (464,367)               --
      Borrowings under Fleet Facility                                       618,000                --                --
      Payments under Fleet Facility                                        (335,000)               --                --
      Notes payable proceeds                                                393,336                --           929,700
      Notes payable payments                                               (180,685)         (370,486)         (498,927)
      Capital proceeds - joint venture preferred equity partner                  --           275,000                --
      Preferred equity issuance costs                                            --           (10,006)               --
      Capital distributions - joint venture preferred equity
         partner                                                            (19,897)          (72,297)               --
      Capital distributions - joint venture partner                          (5,557)          (10,312)           (3,190)
      Proceeds from exercise of share options                                 9,839             1,492            32,634
      Treasury share repurchases                                            (77,384)         (281,462)               --
      6 3/4% Series A Preferred Share distributions                         (13,501)          (13,500)          (13,500)
      Dividends and unitholder distributions                               (245,126)         (281,234)         (298,283)
                                                                       ------------      ------------      ------------
         Net cash used in financing activities                         $   (425,488)     $   (737,981)     $   (167,615)
                                                                       ------------      ------------      ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                  $     (2,681)     $    (33,960)     $    (37,366)
CASH AND CASH EQUIVALENTS,
      Beginning of period                                                    38,966            72,926           110,292
                                                                       ------------      ------------      ------------

      End of period                                                    $     36,285      $     38,966      $     72,926
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

         The following table shows the subsidiaries of the Company that owned or had an interest in Properties (as defined below) as of December 31, 2001:

Operating Partnership:(1)  The Avallon IV, Bank One Center, Bank One Tower,
                           Datran Center (two Office Properties), Four Westlake Park, Houston Center (three Office Properties), The Park Shops at Houston Center, The Woodlands Office Properties (eight Office Properties) and 301 Congress Avenue

Crescent Real Estate       The Aberdeen, The Avallon I, II & III, Carter Burgess
Funding I, L.P.:           Plaza, The Citadel, The Crescent Atrium, The Crescent
("Funding I")              Office Towers, Regency Plaza One, Waterside Commons
                           and 125 E. John Carpenter Freeway

Crescent Real Estate       Albuquerque Plaza, Barton Oaks Plaza One, Briargate
Funding II, L.P.:          Office and Research Center, Hyatt Regency
("Funding II")             Albuquerque, Park Hyatt Beaver Creek Resort and Spa,
                           Las Colinas Plaza, Liberty Plaza I & II, MacArthur
                           Center I & II, Ptarmigan Place, Stanford Corporate
                           Centre, Two Renaissance Square and 12404 Park Central

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

Crescent Real Estate       Chancellor Park, Denver Marriott City Center, MCI
Funding IX, L.P.:          Tower, Miami Center, Reverchon Plaza, 44 Cook Street,
("Funding IX") (3)         55 Madison and 6225 N. 24th Street

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

         On February 14, 2002, the Company executed an agreement with Crescent Operating, Inc. ("COPI"), pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and, pursuant to a strict foreclosure, COPI's voting common stock in three of the Company's Residential Development Corporations. See "Note 22. Subsequent Events" for additional information regarding the Company's agreement with COPI.

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

         Certain amounts in prior year financial statements have been reclassified and restated to conform with current year presentation. See "Note
2. Summary of Significant Accounting Policies - New Accounting Pronouncements" for a description of the reclassified items.

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

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------------------
                                                            2001                                       2000
                                          ----------------------------------------    ----------------------------------------
                                            Income        Wtd. Avg.     Per Share                     Wtd. Avg.     Per Share
                                            (Loss)         Shares        Amount         Income         Shares        Amount
                                          -----------    -----------   -----------    -----------    -----------   -----------

BASIC EPS -
Net income
   before extraordinary item
   and discontinued operations            $     6,115        107,613                  $   251,178        113,524
6 3/4% Series A Preferred
   Share distributions                        (13,501)                                    (13,500)
Share repurchase agreement return                  --                                      (2,906)
Forward share purchase
   agreement return                                --                                          --
                                          -----------    -----------   -----------    -----------    -----------   -----------
Net (loss) income available to common
   shareholders before extraordinary
   item and discontinued operations       $    (7,386)       107,613   $     (0.07)   $   234,772        113,524   $      2.07
Extraordinary item -
   extinguishment of debt                     (10,802)                       (0.10)        (3,928)                       (0.03)
Discontinued operations                            28                           --            872                         0.01
                                          -----------    -----------   -----------    -----------    -----------   -----------
Net (loss) income available to
   common shareholders                    $   (18,160)       107,613   $     (0.17)   $   231,716        113,524   $      2.05
                                          ===========    ===========   ===========    ===========    ===========   ===========

DILUTED EPS -
Net (loss) income
   before extraordinary item
   and discontinued operations            $    (7,386)       107,613                  $   234,772        113,524
Effect of dilutive securities:
   Additional common shares
     obligation relating to:
     Share and unit options                        --          1,527                           --          1,197
     Forward share purchase
       agreement                                   --             --                           --             --
                                          -----------    -----------   -----------    -----------    -----------   -----------
Net (loss) income available to common
   shareholders before extraordinary
   item and discontinued operations       $    (7,386)       109,140   $     (0.07)   $   234,772        114,721   $      2.04
Extraordinary item -
   extinguishment of debt                     (10,802)                       (0.10)        (3,928)                       (0.03)
Discontinued operations                            28                           --            872                         0.01
                                          -----------    -----------   -----------    -----------    -----------   -----------
Net (loss) income available to
   common shareholders                    $   (18,160)       109,140   $     (0.17)   $   231,716        114,721   $      2.02
                                          ===========    ===========   ===========    ===========    ===========   ===========

                                               FOR THE YEAR ENDED DECEMBER 31,
                                          ----------------------------------------
                                                            1999
                                          ----------------------------------------
                                            Income        Wtd. Avg.     Per Share
                                            (Loss)         Shares        Amount
                                          -----------    -----------   -----------

BASIC EPS -
Net income
   before extraordinary item
   and discontinued operations            $    10,106        122,876
6 3/4% Series A Preferred
   Share distributions                        (13,500)
Share repurchase agreement return                (583)
Forward share purchase
   agreement return                            (4,317)
                                          -----------    -----------   -----------
Net (loss) income available to common
   shareholders before extraordinary
   item and discontinued operations       $    (8,294)       122,876   $     (0.07)
Extraordinary item -
   extinguishment of debt                          --                           --
Discontinued operations                           853                         0.01
                                          -----------    -----------   -----------
Net (loss) income available to
   common shareholders                    $    (7,441)       122,876   $     (0.06)
                                          ===========    ===========   ===========

DILUTED EPS -
Net (loss) income
   before extraordinary item
   and discontinued operations            $    (8,294)       122,876
Effect of dilutive securities:
   Additional common shares
     obligation relating to:
     Share and unit options                        --          1,674
     Forward share purchase
       agreement                                   --            263
                                          -----------    -----------   -----------
Net (loss) income available to common
   shareholders before extraordinary
   item and discontinued operations       $    (8,294)       124,813   $     (0.07)
Extraordinary item -
   extinguishment of debt                          --                           --
Discontinued operations                           853                         0.01
                                          -----------    -----------   -----------
Net (loss) income available to
   common shareholders                    $    (7,441)       124,813   $     (0.06)
                                          ===========    ===========   ===========

         The effect of the conversion of the Series A Convertible Cumulative Preferred Shares is not included in the computation of Diluted EPS for the years ended December 31, 2001, 2000 and 1999, since the effect of their conversion is antidilutive.

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------------
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
                                                                                    ==========     ==========     ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Conversion of Operating Partnership units to common shares with resulting reduction in minority interest and increases in common shares and additional
   paid-in capital                                                                  $    2,857     $      609     $    1,939
Issuance of Operating Partnership units in conjunction
    with settlement of an obligation                                                        --          2,125          1,786
Acquisition of partnership interests                                                        --             --          3,774
Sale of marketable securities                                                           (8,118)            --             --
Unrealized gain (loss) on available-for-sale securities                                    596         (7,584)        17,216
Forward Share Purchase Agreement Return                                                     --             --          4,317
Share Repurchase Agreement Return                                                           --          2,906            583
Impairment and other charges related to real estate
 assets                                                                                 25,332         17,874        178,838
Adjustment of cash flow hedge to fair value                                            (17,228)       (11,609)           280
Equity investment in a tenant in exchange
      for office space/other investment ventures                                            --          4,485             --
Acquisition of ownership of certain assets previously owned by
     Broadband Office, Inc.                                                              7,200             --             --
Impairment and other charges related to COPI                                            92,782             --             --
Additional compensation expense related to employee notes
     receivable                                                                            750             --             --

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

          In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1,
2002). SFAS No. 142 specifies that goodwill and certain other types of intangible assets may no longer be amortized, but instead are subject to periodic impairment testing. If an impairment charge is required, the charge is reported as a change in accounting principle and is included in operating results as a Cumulative Effect of a Change in Accounting Principle. SFAS No. 142 provides for a transitional period of up to 12 months. In prior periods, Crescent tested goodwill for impairment under the provisions SFAS No. 121, "Accounting for the Impairment of

Long-Lived Assets," under which an impairment loss is recognized when expected undiscounted future cash flows are less than the carrying value of the asset. For the year ended December 31, 2001, the expected future operating cash flows of the Temperature-Controlled Logistics Corporation on an undiscounted basis exceeded the carrying amounts of the properties and other long-lived assets, including goodwill. Accordingly, no impairment was recognized. Upon the adoption of SFAS 142, the Temperature-Controlled Logistics Corporation compared the fair value of the Temperature-Controlled Logistics Properties based on discounted cash flows to the carrying value of the Temperature-Controlled Logistics Properties and the related goodwill. Based on this test, the fair value did not exceed the carrying value of the assets and, accordingly, the goodwill was impaired. Any need for impairment must be assessed within the first six months and the amount of impairment must be determined within the next six months. Any additional impairment taken in subsequent interim periods during 2002 related to the initial adoption of this statement will require the first quarter financial statements to be restated. During the three months ended March 31, 2002, the Company recognized a goodwill impairment charge of approximately $10,500 due to the initial application of this statement. This charge was due to impairments (net of minority interests and taxes) of the goodwill at the Temperature-Controlled Logistics Corporation of $9,200 and one of the Residential Development Corporations of $1,300. This charge was reported as a change in accounting principle and was included in the Company's consolidated statements of operations as a "Cumulative Effect of a Change in Accounting Principle" for the three months ended March 31, 2002.

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

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that the results of operations, including any gains or losses recognized, be disclosed separately on the Company's consolidated statements of operations. The Company adopted SFAS No. 144 on January 1, 2002. From January 1, 2002 through June 30, 2002, the Company sold three Office Properties and classified two other office assets as held for sale. The Company also owns nine behavioral healthcare properties which are held for sale. In accordance with SFAS No. 144, the results of operations of these assets have been presented as "Discontinued Operations - Income on Assets Sold and Held for Sale" in the accompanying consolidated statements of operations. The carrying value of the assets held for sale have been reflected as "Properties Held for Disposition, Net" in the accompanying consolidated balance sheet as of December 31, 2001. As a result of the adoption, the Company has reclassified certain amounts in prior period financial statements to conform with the new presentation requirements.

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

         Selected financial information related to each segment for the years ended December 31, 2001, 2000 and 1999 is presented below.

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------
                                                                    2001            2000            1999
                                                                 ----------      ----------      ----------
REVENUES:
    Office Segment(1)                                            $  606,053      $  601,492      $  609,843
    Resort/Hotel Segment                                             45,748          72,114          65,237
    Residential Development Segment                                      --              --              --
    Temperature-Controlled Logistics Segment                             --              --              --
    Corporate and Other(2)                                           40,190          40,251          66,549
                                                                 ----------      ----------      ----------
TOTAL REVENUE                                                    $  691,991      $  713,857      $  741,629
                                                                 ==========      ==========      ==========

FUNDS FROM OPERATIONS:
    Office Segment                                               $  358,349      $  361,574      $  367,830
    Resort/Hotel Segment                                             45,282          71,446          64,079
    Residential Development Segment                                  54,051          78,600          74,597
    Temperature-Controlled Logistics Segment                         23,806          33,563          37,439
    Corporate and other adjustments:
      Interest expense                                             (182,410)       (203,197)       (192,033)
      6 3/4% Series A Preferred Share distributions                 (13,501)        (13,500)        (13,500)
      Other(3)                                                        8,571          22,484          33,639
      Corporate general & administrative                            (24,249)        (24,073)        (16,274)
      Impairment and other charges related to COPI                  (92,782)             --              --
      Settlement of merger dispute                                       --              --         (15,000)
                                                                 ----------      ----------      ----------
    TOTAL FUNDS FROM OPERATIONS                                  $  177,117      $  326,897      $  340,777

ADJUSTMENTS TO RECONCILE FUNDS FROM OPERATIONS
    TO NET INCOME:
    Depreciation and amortization of real estate assets            (122,033)       (119,999)       (128,403)
    Gain on rental property sales, net                                2,835         136,880         (16,361)
    Impairment and other charges related to
      real estate assets                                            (21,705)        (17,874)       (136,435)
    Extraordinary item - extinguishment of debt                     (10,802)         (3,928)             --
    Adjustment for investments in real estate mortgages
      and equity of unconsolidated companies:
        Office Properties                                            (6,955)         (4,973)         (6,110)
        Residential Development Properties                          (13,037)        (25,130)        (31,725)
        Temperature-Controlled Logistics Properties                 (22,671)        (26,131)        (22,400)
        Other                                                          (144)             --            (611)
    Unitholder minority interests                                      (765)        (31,120)         (1,273)
    6 3/4% Series A Preferred Share distributions                    13,501          13,500          13,500
                                                                 ----------      ----------      ----------
NET (LOSS) INCOME                                                $   (4,659)     $  248,122      $   10,959
                                                                 ==========      ==========      ==========

EQUITY IN NET INCOME OF UNCONSOLIDATED
    COMPANIES:
      Office Properties                                          $    6,124      $    3,164      $    5,265
      Resort/Hotel Properties                                            --              --              --
      Residential Development Properties                             41,014          53,470          42,871
      Temperature-Controlled Logistics Properties                     1,136           7,432          15,039
      Other(3)                                                        2,957          11,645           5,122
                                                                 ----------      ----------      ----------
TOTAL EQUITY IN NET INCOME OF
    UNCONSOLIDATED COMPANIES                                     $   51,231      $   75,711      $   68,297
                                                                 ==========      ==========      ==========

                                                                  BALANCE AT DECEMBER 31,
                                                                 -------------------------
                                                                    2001           2000
                                                                 ----------     ----------
IDENTIFIABLE ASSETS:
    Office Segment                                               $2,727,939     $3,088,653
    Resort/Hotel Segment                                            442,724        468,286
    Residential Development Segment                                 371,535        305,187
    Temperature-Controlled Logistics Segment                        308,427        308,035
    Other(3)                                                        291,524        373,157
                                                                 ----------     ----------
TOTAL IDENTIFIABLE ASSETS                                        $4,142,149     $4,543,318
                                                                 ==========     ==========

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

4. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES:

         Investments in which the Company does not have a controlling interest are accounted for under the equity method. The following is a summary of the Company's ownership in significant joint ventures or equity investments:

                                                                                                 COMPANY'S OWNERSHIP
                     ENTITY                                  CLASSIFICATION                    AS OF DECEMBER 31, 2001
                     ------                                  --------------                    -----------------------
Desert Mountain Development Corporation(1)         Residential Development Corporation               95.0%(2)(3)
The Woodlands Land Company, Inc.(1)                Residential Development Corporation               95.0%(2)(4)
Crescent Resort Development, Inc.(1)               Residential Development Corporation               90.0%(2)(5)
Mira Vista Development Corp.                       Residential Development Corporation               94.0%(2)(6)
Houston Area Development Corp.                     Residential Development Corporation               94.0%(2)(7)
Temperature-Controlled Logistics Partnership        Temperature-Controlled Logistics                 40.0%(8)
The Woodlands Commercial
    Properties Company, L.P.                                     Office                              42.5%(9)(10)
Main Street Partners, L.P.                              Office (Bank One Center)                     50.0%(11)
Crescent 5 Houston Center, L.P.                         Office (5 Houston Center)                    25.0%(12)
Austin PT BK One Tower Office Limited Partnership        Office (Bank One Tower)                     20.0%(13)
Houston PT Four Westlake Office Limited Partnership    Office (Four Westlake Park)                   20.0%(13)
DBL Holdings, Inc.                                                Other                              97.4%(14)
CRL Investments, Inc.(1)                                          Other                              95.0%(15)
CR License, LLC(1)                                                Other                              28.5%(16)

----------

(1) On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, pursuant to a strict foreclosure, COPI's interest in these entities. The Company will fully consolidate the operations of these entities, other than CR License, LLC, beginning on the dates of the asset transfers.

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

         On November 9, 2001, The Woodlands Land Development Company, L.P., owned by the The Woodlands Land Company, Inc. and an affiliate of Morgan Stanley, sold two office properties and one retail property located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $41,800, of which the Company's portion was approximately $19,700. The sale generated a net gain of approximately $13,300, of which the

Company's portion was approximately $3,800. The net proceeds received by the Company were used primarily to pay down variable-rate debt.

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

         In the first quarter of 2000, AmeriCold Logistics started to experience a slowing in revenue growth from the previous year. This was primarily due to customers focusing more interest on inventory management in an effort to improve operating performance. Starting in 2000 and continuing into 2001, AmeriCold Logistics has seen consolidation among retail and food service channels begin to significantly limit the ability of manufacturers to pass along cost increases by raising prices. Because of this, manufacturers are focused on supply chain cost (such as inventory management, transportation and distribution) reduction initiatives in an effort to improve operating performance. In the second and third quarters of 2000, AmeriCold Logistics deferred a portion of its rent payments in accordance with the terms of the leases of the Temperature-Controlled Logistics Properties. For the three months ended June 30, 2000, the Temperature-Controlled Logistics Corporation recorded a valuation allowance for a portion of the rent that had been deferred during that period, and for the three months ended September 30, 2000 recorded a valuation allowance for 100% of the rent that had been deferred during the three months ended September 30, 2000 and has continued to record a valuation allowance for 100% of the deferred rent prospectively. These valuation allowances resulted in a decrease in the equity in net income of the Company in the Temperature-Controlled Logistics Corporation. The Temperature-Controlled Logistics Corporation had not recorded a valuation allowance with respect to rent deferred by Americold Logistics prior to the quarter ended June 30, 2000, because the financial condition of Americold Logistics prior to that time did not indicate the inability of Americold Logistics ultimately to make the full rental payments. As a result of continuing net losses and the increased amount of deferred rent, the Temperature-Controlled Logistics Corporation determined that the collection of additional deferred rent was doubtful.

         AmeriCold Logistics deferred $25,500 of rent for the year ended December 31, 2001, of which the Company's share was $10,200. AmeriCold
Logistics also deferred $19,000 and $5,400 of rent for the years ended December 31, 2000 and 1999, respectively, of which the Company's share was $7,500 and $2,100, respectively. In December 2001, the Temperature Controlled Logistics Corporation waived its right to collect $39,800 of the total $49,900 of deferred rent, of which the

Company's share was $15,900. The Temperature-Controlled Logistics Corporation and the Company began to recognize rental income when earned and collected during the year ended December 31, 2000 and continued this accounting treatment for the year ended December 31, 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Company related to the Temperature-Controlled Logistics Corporation's decision to waive collection of deferred rent.

         The following table shows the total, and the Company's portion of the total, deferred rent, valuation allowance and waived rent at December 31, 2001.

                                           DEFERRED RENT            VALUATION ALLOWANCE             WAIVED RENT
                                      -----------------------     -----------------------     -----------------------
                                                    COMPANY'S                   COMPANY'S                   COMPANY'S
                                        TOTAL        PORTION        TOTAL        PORTION        TOTAL        PORTION
                                      ---------     ---------     ---------     ---------     ---------     ---------
For the year ended December 31,
1999                                  $   5,400     $   2,100     $      --     $      --     $      --     $      --
2000                                     19,000         7,500        16,300         6,500            --            --
2001                                     25,500        10,200        25,500        10,200        39,800        15,900
                                      ---------     ---------     ---------     ---------     ---------     ---------

Balance at December 31, 2001          $  49,900     $  19,800     $  41,800     $  16,700     $  39,800     $  15,900
                                      =========     =========     =========     =========     =========     =========

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

         The Company reports its share of income and losses based on its ownership interest in its respective equity investments, adjusted for any preference payments. The following summarized information for all unconsolidated companies is presented below with significant subsidiaries identified under the captions "Desert Mountain Development Corporation," "Crescent Resort Development, Inc." and "The Woodlands Land Company, Inc.," and all other unconsolidated Companies presented on an aggregate basis classified under the captions "Other Residential Development Corporations," "Temperature-Controlled Logistics," "Office" and "Other," as applicable, as of December 31, 2001, 2000 and 1999.

BALANCE SHEETS:

                                                                     BALANCE AT DECEMBER 31, 2001
                                        -------------------------------------------------------------------------------------
                                         CRESCENT          THE         OTHER
                                          RESORT        WOODLANDS     RESIDENTIAL  TEMPERATURE-
                                        DEVELOPMENT,      LAND       DEVELOPMENT    CONTROLLED
                                            INC.      COMPANY, INC.  CORPORATIONS   LOGISTICS          OFFICE        OTHER
                                        ------------  -------------  ------------  ------------      ----------    ----------

Real estate, net                         $  393,784    $  365,636    $  173,991     $1,271,809       $  553,147
Cash                                         17,570         2,688         7,973         23,979           28,224
Other assets                                 31,749        32,244        94,392         83,424           31,654
                                         ----------    ----------    ----------     ----------       ----------
     Total assets                        $  443,103    $  400,568    $  276,356     $1,379,212       $  613,025
                                         ==========    ==========    ==========     ==========       ==========

Notes payable                            $       --    $  225,263    $       --     $  558,951       $  324,718
Notes payable to the Company                180,827            --        60,000          4,831               --
Other liabilities                           232,767        74,271       168,671         46,945           29,394
Equity                                       29,509       101,034        47,685        768,485          258,913
                                         ----------    ----------    ----------     ----------       ----------
      Total liabilities and equity       $  443,103    $  400,568    $  276,356     $1,379,212       $  613,025
                                         ==========    ==========    ==========     ==========       ==========

Company's share of unconsolidated
  debt(1)                                $       --    $   90,949    $       --     $  223,580       $  126,580
                                         ==========    ==========    ==========     ==========       ==========

Company's investments in real estate
  mortgages and equity of uncon-
  solidated companies                    $  222,082    $   29,046    $  120,407     $  308,427       $  121,423    $   36,932
                                         ==========    ==========    ==========     ==========       ==========    ==========

SUMMARY STATEMENTS OF OPERATIONS:

                                                                 FOR THE YEAR ENDED DECEMBER 31, 2001
                                        -------------------------------------------------------------------------------------
                                         CRESCENT          THE         OTHER
                                          RESORT        WOODLANDS     RESIDENTIAL  TEMPERATURE-
                                        DEVELOPMENT,      LAND       DEVELOPMENT    CONTROLLED
                                            INC.      COMPANY, INC.  CORPORATIONS   LOGISTICS         OFFICE(2)      OTHER
                                        ------------  -------------  ------------  ------------      ----------    ----------

Total revenues                           $  195,163    $  188,178    $   93,462     $  127,033       $   88,835
Expenses:
   Operating expense                        175,424       104,486        83,074         20,350(3)        37,128
   Interest expense                           1,373         4,967         1,641         44,988           19,184
   Depreciation and amortization              2,726         5,599         6,185         58,855           19,387
   Taxes                                        641        14,676        (4,222)            --               --
                                         ----------    ----------    ----------     ----------       ----------
Total expenses                              180,164       129,728        86,678        124,193           75,699
                                         ----------    ----------    ----------     ----------       ----------

Net income                               $   14,999    $   58,450    $    6,784     $    2,840(3)    $   13,136
                                         ==========    ==========    ==========     ==========       ==========

Company's equity in net income
  of unconsolidated companies            $   14,944    $   20,943    $    5,127     $    1,136       $    6,124    $    2,957
                                         ==========    ==========    ==========     ==========       ==========    ==========

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

BALANCE SHEETS:

                                                         BALANCE AT DECEMBER 31, 2000
                                          -----------------------------------------------------------
                                            DESERT         CRESCENT          THE           OTHER
                                           MOUNTAIN         RESORT        WOODLANDS      RESIDENTIAL
                                          DEVELOPMENT     DEVELOPMENT,       LAND        DEVELOPMENT
                                          CORPORATION         INC.       COMPANY, INC.   CORPORATIONS
                                          -----------     ------------   -------------   ------------

Real estate, net                          $   147,484     $   232,920     $   406,660    $    16,739
Cash                                            5,733          37,148          10,739          6,450
Other assets                                   70,503          81,679          37,930          4,662
                                          -----------     -----------     -----------    -----------
     Total assets                             223,720     $   351,747     $   455,329    $    27,851
                                          ===========     ===========     ===========    ===========

Notes payable                             $        --     $        --     $   255,356    $        --
Notes payable to the Company                   59,000         130,727              --             --
Other liabilities                             130,834         183,013          96,533          2,774
Equity                                         33,886          38,007         103,440         25,077
                                          -----------     -----------     -----------    -----------
      Total liabilities and equity        $   223,720     $   351,747     $   455,329    $    27,851
                                          ===========     ===========     ===========    ===========

Company's share of unconsolidated
  debt                                    $        --     $        --     $   103,100    $        --
                                          ===========     ===========     ===========    ===========

Company's investments in real estate
  mortgages and equity of uncon-
  solidated companies                     $   109,092     $   150,118     $    24,525    $    21,452
                                          ===========     ===========     ===========    ===========

                                                  BALANCE AT DECEMBER 31, 2000
                                          ----------------------------------------------

                                          TEMPERATURE-
                                          CONTROLLED
                                           LOGISTICS           OFFICE          OTHER
                                          ------------       -----------     -----------

Real estate, net                          $ 1,303,810        $   394,724
Cash                                           19,606             34,599
Other assets                                   82,883             34,897
                                          -----------        -----------
     Total assets                         $ 1,406,299        $   464,220
                                          ===========        ===========

Notes payable                             $   581,807        $   251,785
Notes payable to the Company                   11,333                 --
Other liabilities                              57,556             46,054
Equity                                        755,603            166,381
                                          -----------        -----------
      Total liabilities and equity        $ 1,406,299        $   464,220
                                          ===========        ===========

Company's share of unconsolidated
  debt                                    $   232,723        $   118,485
                                          ===========        ===========

Company's investments in real estate
  mortgages and equity of uncon-
  solidated companies                     $   308,035        $    98,308     $   133,787
                                          ===========        ===========     ===========

SUMMARY STATEMENTS OF OPERATIONS:

                                                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                          -----------------------------------------------------------
                                            DESERT         CRESCENT          THE           OTHER
                                           MOUNTAIN         RESORT        WOODLANDS      RESIDENTIAL
                                          DEVELOPMENT     DEVELOPMENT,       LAND        DEVELOPMENT
                                          CORPORATION         INC.       COMPANY, INC.   CORPORATIONS
                                          -----------     ------------   -------------   ------------

Total revenues                            $   153,680     $   180,038     $   180,670    $    30,404
Expenses:
   Operating expense                          127,589         158,860         105,231         10,897
   Interest expense                               916           3,157           2,986            164
   Depreciation and amortization                4,966           6,430           4,479            436
   Taxes                                        3,812             979          27,188          1,235
   Other (income) expense                          --              --              --             --
                                          -----------     -----------     -----------    -----------
Total expenses                            $   137,283     $   169,426     $   139,884    $    12,732
                                          -----------     -----------     -----------    -----------

Net income                                $    16,397     $    10,612     $    40,786    $    17,672
                                          ===========     ===========     ===========    ===========

Company's equity in net income
  of unconsolidated companies             $    16,109     $    10,407     $    16,466    $    10,488
                                          ===========     ===========     ===========    ===========

                                               FOR THE YEAR ENDED DECEMBER 31, 2000
                                          ----------------------------------------------

                                          TEMPERATURE-
                                          CONTROLLED
                                           LOGISTICS           OFFICE          OTHER
                                          ------------       -----------     -----------

Total revenues                            $   154,341        $    89,841
Expenses:
   Operating expense                           21,982(1)          34,261
   Interest expense                            46,637             25,359
   Depreciation and amortization               57,848             20,673
   Taxes                                        7,311                 --
   Other (income) expense                      (2,886)                --
                                          -----------        -----------
Total expenses                            $   130,892        $    80,293
                                          -----------        -----------

Net income                                $    23,449(1)     $     9,548
                                          ===========        ===========

Company's equity in net income
  of unconsolidated companies             $     7,432        $     3,164     $    11,645
                                          ===========        ===========     ===========

----------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

SUMMARY STATEMENTS OF OPERATIONS:

                                                                   FOR THE YEAR ENDED DECEMBER 31, 1999
                                   -------------------------------------------------------------------------------------------------
                                     DESERT         CRESCENT       THE            OTHER
                                    MOUNTAIN         RESORT      WOODLANDS     RESIDENTIAL   TEMPERATURE-
                                   DEVELOPMENT    DEVELOPMENT,     LAND        DEVELOPMENT   CONTROLLED
                                   CORPORATION        INC.      COMPANY, INC.  CORPORATIONS    LOGISTICS        OFFICE       OTHER
                                   -----------    ------------  ------------   ------------  ------------     ----------   ---------

Total revenues                      $  192,094     $  134,411    $  134,781    $   41,297     $  264,266      $   78,534
Expenses:
   Operating expense                   167,848        116,717        80,357        22,022        127,516(1)       27,008
   Interest expense                     10,582          2,709         2,174            37         47,273          19,321
   Depreciation and amortization         6,435          3,131         4,386           343         54,574          19,273
   Taxes                                (2,668)         1,963        19,146         1,440         (6,084)             --
                                    ----------     ----------    ----------    ----------     ----------      ----------
Total expenses                      $  182,197     $  124,520    $  106,063    $   23,842     $  223,279      $   65,602
                                    ----------     ----------    ----------    ----------     ----------      ----------

Net income                          $    9,897     $    9,891    $   28,718    $   17,455     $   40,987(1)   $   12,932
                                    ==========     ==========    ==========    ==========     ==========      ==========

Company's equity in net income
  of unconsolidated companies       $   10,097     $    9,561    $   15,548    $    7,665     $   15,039      $    5,265   $   5,122
                                    ==========     ==========    ==========    ==========     ==========      ==========   =========

----------

(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

5. OTHER ASSETS, NET:

                                                     BALANCE AT DECEMBER 31,
                                                 ------------------------------
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
                                                 ============      ============

6.    NOTES PAYABLE AND BORROWINGS UNDER FLEET FACILITY:

         The following is a summary of the Company's debt financing at December 31, 2001 and 2000:

                                                                                     BALANCE AT DECEMBER 31,
                                                                                     -----------------------
                                                                                        2001         2000
                                                                                     ---------     ---------
SECURED DEBT

UBS Term Loan II,(1) secured by the Funding VIII Properties and the Washington
Harbour Office Properties .......................................................     $     --     $326,677

Fleet Fund I and II Term Loan(2)(5) due May 2005, bears interest at LIBOR plus
325 basis points (at December 31, 2001, the interest rate was 5.39%), with a four-year interest-only term, secured by equity interests in Funding I and II
with a combined book value of $275,000 at December 31, 2001 .....................      275,000      200,000

AEGON Note(3) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the
Funding III, IV and V Properties with a combined book value of $263,456 at
December 31, 2001 ...............................................................      269,930      274,320

LaSalle Note I(4) bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2027, secured by the Funding I Properties with a combined book value of $262,672 at
December 31, 2001 ...............................................................      239,000      239,000

Deutsche Bank-CMBS Loan due May 2004, bears interest at the 30-day LIBOR rate plus 234 basis points (at December 31, 2001, the interest rate was 5.84%), with a three-year interest-only term and two one-year extension options, secured by the Funding X Properties and Spectrum Center with a combined book
value of $304,699 ...............................................................      220,000           --

JP Morgan Mortgage Note(6) due October 2016, bears interest at a fixed rate of
8.31% with a two-year interest-only term (through October 2001), followed by principal amortization based on a 15-year amortization schedule through maturity in October 2016, secured by the Houston Center mixed-use Office
Property complex with a combined book value of $268,978 at December 31, 2001 ....      199,386      200,000

LaSalle Note II(7) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028, secured by the Funding II Properties with a combined book value of $308,145
at December 31, 2001 ............................................................      161,000      161,000

UBS Term Loan I,(1) secured by the Funding VIII Properties and the Washington
Harbour Office Properties .......................................................           --      146,775

iStar Financial Note due September 2001, bears interest at 30-day LIBOR plus
1.75% (at December 31, 2000, the rate was 8.57%) with an interest-only term, secured by the Fountain Place Office Property with a book value of $112,332 at
December 31, 2000 ...............................................................           --       97,123

UBS Line of Credit,(1) secured by the Funding VIII Properties and the
Washington Harbour Properties ...................................................           --       80,000

CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City Center
Resort/Hotel Property with a combined book value of $103,773 at December 31,
2001 ............................................................................       63,500       63,500

                                                                                      BALANCE AT DECEMBER 31,
                                                                                     -------------------------
                                                                                        2001          2000
                                                                                     ----------     ----------
SECURED DEBT - CONTINUED

Metropolitan Life Note V due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran Center Office Properties with a combined
book value of $68,653 at December 31, 2001 .....................................     $   38,696     $   39,219

Northwestern Life Note due January 2004, bears interest at 7.66% with an interest-only term, secured by the 301 Congress Avenue Office Property with
a book value of $36,234 at December 31, 2001 ...................................         26,000         26,000

Metropolitan Life Note I due September 2001, bears interest at 8.88% with monthly principal and interest payments based on a 20-year amortization schedule, secured by five of The Woodlands Office Properties with a combined
book value of $12,464 at December 31, 2000 .....................................             --          9,263

Nomura Funding VI Note(8) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in July 2020, secured by the Funding VI Property with a book value
of $35,043 at December 31, 2001 ................................................          8,187          8,330

Woodmen of the World Note (9) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through April 2006), followed by principal amortization based on a 25-year amortization schedule, secured by
the Avallon IV Office Property with a book value of $12,858 ....................          8,500             --

Mitchell Mortgage Note(10) due August 2002, bears interest at 7.00% with an interest-only term, secured by three of The Woodlands Office Properties with
a combined book value of $9,167 ................................................          6,244             --

Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization schedule, secured by a parcel of land with a book value of $17,123 at
December 31, 2001 ..............................................................            651            688

UNSECURED DEBT
Fleet Facility(2) due May 2004, bears interest at LIBOR plus 187.5 basis points (at December 31, 2001, the interest rate was 3.92%), with a
three-year interest-only term and a one year extension option ..................        283,000             --

2007 Notes(11) bear interest at a fixed rate of 7.50% with a ten-year
interest-only term, due September 2007 .........................................        250,000        250,000

2002 Notes(11) bear interest at a fixed rate of 7.00% with a five-year
interest-only term, due September 2002 .........................................        150,000        150,000

SHORT-TERM BORROWINGS
Short-term borrowings (12); variable interest rates ranging from the Fed
Funds rate plus 150 basis points to LIBOR plus 375 basis points, with
maturities up to August 2002 ...................................................         15,000             --
                                                                                     ----------     ----------

     Total Notes Payable .......................................................     $2,214,094     $2,271,895
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

(10) In August 2002, the Mitchell Mortgage Note was extended through September 2003.

(11)     The notes were issued in an offering registered with the SEC.

(12) Short-term borrowings include the unsecured JP Morgan Loan Sales Facility, a $50,000 credit facility, and the $50,000 unsecured Fleet Bridge Loan. The lender under the JP Morgan Loan is not required to fund draws under the loan unless certain conditions not within the control of the Company are met. As a result, the Company maintains sufficient availability under the Fleet Facility to repay the JP Morgan Loan Sales Facility at any time. At December 31, 2001, $10,000 was outstanding on the JP Morgan Loan Sales Facility and $5,000 was outstanding on the Fleet Bridge Loan.

         Below are the aggregate principal payments required as of December 31, 2001 under indebtedness of the Company by year. Scheduled principal installments and amounts due at maturity are included.

                              SECURED          UNSECURED            TOTAL
                            -----------        ---------         -----------
2002                           $ 80,157        $ 165,000         $   245,157
2003                             15,060               --              15,060
2004                            262,857(1)       283,000(1)          545,857
2005                            329,339               --             329,339
2006                            347,207               --             347,207
Thereafter                      481,474          250,000             731,474
                            -----------        ---------         -----------
                            $ 1,516,094        $ 698,000         $ 2,214,094
                            ===========        =========         ===========

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

New Debt Resulting from Refinancing

                                          MAXIMUM              INTEREST                    MATURITY
         DESCRIPTION                     BORROWING               RATE                        DATE
-----------------------------            ---------     --------------------------          --------
Fleet Facility                            $400,000(1)  LIBOR + 187.5 basis points           2004(2)
Fleet Fund I and II Term Loan             $275,000     LIBOR + 325 basis points             2005
Deutsche Bank - CMBS Loan                 $220,000     LIBOR + 234 basis points             2004(3)
Deutsche Bank Short-Term Loan             $ 75,000     LIBOR + 300 basis points             2001(4)

----------

(1) The $400,000 Fleet Facility is an unsecured revolving line of credit. The weighted average interest rate from the origination of the note in May 2001 through December 31, 2001 is 5.38%.

(2)      One-year extension option.

(3)      Two one-year extension options.

(4)      Repaid September 19, 2001.

Debt Repaid or Modified and Replaced by Refinancing

                                           MAXIMUM               INTEREST             MATURITY          BALANCE
     DESCRIPTION                          BORROWING                RATE                 DATE        REPAID/MODIFIED(1)
---------------------                     ---------      ------------------------     --------      ------------------
UBS Line of Credit                        $ 300,000      LIBOR + 250 basis points        2003           $ 165,000
UBS Term Loan I                           $ 146,775      LIBOR + 250 basis points        2003           $ 146,775
UBS Term Loan II                          $ 326,677      LIBOR + 275 basis points        2004           $ 326,677
Fleet Term Note II                        $ 200,000      LIBOR + 400 basis points        2003           $ 200,000
iStar Financial Note                      $  97,123      LIBOR + 175 basis points        2001           $  97,123

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

         The following table shows information regarding the Company's cash flow hedge agreements as of December 31, 2001, and interest expense for the year ended December 31, 2001:

                                                                                       ADDITIONAL
                                                                                    INTEREST EXPENSE
  ISSUE            NOTIONAL       MATURITY   REFERENCE              FAIR              FOR THE YEAR
  DATE              AMOUNT          DATE       RATE            MARKET VALUE      ENDED DECEMBER 31, 2001
---------         ---------      ---------   ---------         ------------      -----------------------
 9/1/1999         $ 200,000       9/2/2003     6.183%           $ (10,800)               $ 3,500
 2/4/2000         $ 200,000       2/3/2003      7.11%           $ (10,800)               $ 6,000
4/18/2000         $ 100,000      4/18/2004      6.76%           $  (7,200)               $ 2,700

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

                               STOCK OPTIONS PLANS

         A summary of the status of Crescent Equities' 1994 and 1995 Plans as of December 31, 2001, 2000 and 1999 and changes during the years then ended is presented in the table below:

                                                       2001                      2000                       1999
                                            -------------------------  -------------------------   -----------------------
                                            OPTIONS TO      WTD. AVG.  OPTIONS TO      WTD. AVG.   OPTIONS TO    WTD. AVG.
                                             ACQUIRE        EXERCISE     ACQUIRE       EXERCISE     ACQUIRE       EXERCISE
                                              SHARES          PRICE      SHARES          PRICE       SHARES        PRICE
                                            ----------      ---------  ----------      ---------   ----------    ---------
Outstanding as of January 1,                    7,966        $   21        6,661        $   21        6,967        $   21
Granted                                           559            22        1,665            20        3,489            16
Exercised                                        (747)           17         (209)           15       (2,900)           13
Forfeited                                        (803)           20         (151)           20         (895)           30
Expired                                            --            --           --            --           --            --
                                               ------        ------       ------        ------       ------        ------
Outstanding/Wtd. Avg. as of December 31,        6,975        $   21        7,966        $   21        6,661        $   21
                                               ------        ------       ------        ------       ------        ------
Exercisable/Wtd. Avg. as of December 31,        3,127        $   24        2,630        $   23        1,721        $   24

         The following table summarizes information about the options outstanding and exercisable at December 31, 2001:

                                        OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                          -----------------------------------------------    ----------------------------
                                          WTD. AVG. YEARS
                            NUMBER           REMAINING                         NUMBER
   RANGE OF               OUTSTANDING          BEFORE         WTD. AVG.      EXERCISABLE      WTD. AVG.
EXERCISE PRICES           AT 12/31/01        EXPIRATION    EXERCISE PRICE     AT 12/31/01  EXERCISE PRICE
---------------           -------------   ---------------  --------------    ------------  --------------
$11 to 19                    3,258          7.4 years          $ 16            1,252          $ 16
$19 to 27                    2,221          8.3                  22              599            22
$27 to 39                    1,496          6.1                  32            1,276            32
                             -----          ---------          ----            -----          ----
$11 to 39                    6,975          7.4 years          $ 21            3,127          $ 24
                             =====          =========          ====            =====          ====

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

         A summary of the status of the Company's 1996 Unit Plan as of December 31, 2001, 2000 and 1999, and changes during the years then ended is presented in the table below (assumes each unit is exchanged for two common shares):

                         1996 UNIT INCENTIVE OPTION PLAN

                                                     2001                          2000                           1999
                                          ----------------------------  ---------------------------   ----------------------------
                                             SHARES       WTD. AVG.        SHARES       WTD. AVG.        SHARES       WTD. AVG.
                                           UNDERLYING   EXERCISE PRICE   UNDERLYING  EXERCISE PRICE    UNDERLYING   EXERCISE PRICE
                                          UNIT OPTIONS    PER SHARE     UNIT OPTIONS    PER SHARE     UNIT OPTIONS    PER SHARE
                                          ------------  --------------  ------------ --------------   ------------  --------------
Outstanding as of January 1,                   2,414        $   17          2,414         $   17          4,000         $   18
Granted                                           --            --             --             --            200             16
Exercised                                        (20)           18             --             --         (1,143)            18
Forfeited                                         --            --             --             --           (643)            18
Expired                                           --            --             --             --             --             --
                                              ------        ------         ------         ------         ------         ------
Outstanding/Wtd. Avg. as of December 31,       2,394        $   17          2,414         $   17          2,414         $   17
                                              ------        ------         ------         ------         ------         ------
Exercisable/Wtd. Avg. as of December 31,       1,766        $   18          1,571         $   18          1,143         $   18

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

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                     -----------------------------------------------------------------------------------------
                                                 2001                           2000                          1999
                                     ---------------------------     --------------------------    ---------------------------
                                     AS REPORTED      PRO FORMA      AS REPORTED     PRO FORMA     AS REPORTED      PRO FORMA
                                     -----------     -----------     -----------    -----------    -----------     -----------
Basic EPS:
  Net (Loss) Income available to
    common shareholders              $   (18,160)    $   (23,301)    $   231,716    $   226,112    $    (7,441)    $   (12,998)
Diluted EPS:
  Net (Loss) Income available to
    common shareholders                  (18,160)        (23,301)        231,716        226,112         (7,441)        (12,998)
Basic (Loss) Earnings  per Share           (0.17)          (0.22)           2.05           1.99          (0.06)          (0.11)
Diluted (Loss) Earnings per Share          (0.17)          (0.22)           2.02           1.97          (0.06)          (0.11)

       At December 31, 2001, 2000 and 1999, the weighted average fair value of options granted was $2.73, $2.46 and $2.80, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model using the following expected weighted average assumptions in the calculation.

                                                FOR THE YEAR ENDED DECEMBER 31,
                                            ----------------------------------------
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

         Also, during the year ended December 31, 2000, GMAC Commercial Mortgage Corporation ("GMACCM") purchased $275,000 of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units in Funding IX were redeemable at the Company's option at the original purchase price. As of December 31, 2000, the Company had redeemed approximately $56,600 million of the Class A Units in Funding IX from GMACCM and GMACCM held $218,400 of Class A Units. No redemption occurred during the year ended December 31, 2001.

         The Class A Units received a preferred variable-rate dividend calculated at LIBOR plus 450 basis points, or approximately 6.6% per annum, as of December 31, 2001, and increasing to LIBOR plus 550 basis points beginning March 15, 2002.

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

                                                                                                    ANNUAL
                                DIVIDEND/           TOTAL           RECORD         PAYMENT         DIVIDEND/
         SECURITY             DISTRIBUTION          AMOUNT           DATE           DATE         DISTRIBUTION
-------------------------     ------------       -----------       ---------      ---------      ------------
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

Common Shares

         Following is the income tax status of distributions paid on common shares and equivalent units during the years ended December 31, 2001, and 2000 to common shareholders:

                                            2001         2000
                                            ----         ----
Ordinary dividend                           50.3%        51.5%
Capital gain                                  --          6.4%
Return of capital                           49.7%        35.9%
Unrecaptured Section 1250 gain                --          6.2%

Preferred Shares

         Following is the income tax status of distributions paid during the years ended December 31, 2001 and 2000 to preferred shareholders:

                                            2001       2000
                                            ----       ----
Ordinary dividend                            100%      83.7%
Capital gain                                  --        8.2%
Unrecaptured Section 1250 gain                --        8.1%

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

         Since June 1999, the Company contributed approximately $23,800 to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. The ownership structure of GMSP consists of 50% ownership by Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the

Company and 50% by John Goff. Mr. Rainwater is also a limited partner of GMSP. At December 31, 2001, DBL had an approximately $14,100 investment in G2.

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

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of December 31, 2001, the Company had approximately $32,900 of loans outstanding (including approximately $4,378 loaned during the year ended December 31, 2001) to certain employees and trust managers of the Company on a full recourse basis pursuant to the Company's stock incentive plans and unit incentive plans pursuant to an agreement approved by the Board of Directors and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, had a loan representing $26,300 of the $32,900 total outstanding loans at December 31, 2001.

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

IMPAIRMENT AND OTHER ADJUSTMENTS RELATED TO COPI

Resort/Hotel Accounts Receivable, net of allowance             $ 33,200
Resort/Hotel Straight-Line Rent                                  12,700
Notes Receivable and Accrued Interest                            71,500
Asset transaction costs                                           2,800
                                                               --------
                                                               $120,200
Less estimated collateral value to be received from COPI:
Estimated Fair Value of Resort/Hotel FF&E                      $  6,900
Estimated Fair Value of Voting Stock of
  Residential Development Corporations                         $ 38,500
                                                               --------
                                                               $ 45,400
                                                               --------
Impairment of assets                                           $ 74,800

Plus Estimated Costs Related to  COPI Bankruptcy                 18,000
                                                               --------
Impairment and other charges related to COPI                   $ 92,800
                                                               ========

         For a description of the COPI assets transferred to subsidiaries of the Company subsequent to December 31, 2001, see "Note 22. Subsequent Events."

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

                                     FOR THE YEAR
                                   ENDED DECEMBER 31,
                          ------------------------------------
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

RESORT/HOTEL SEGMENT

         On November 3, 2000, the Company completed the sale of the Four Seasons Hotel - Houston for a sales price of approximately $105,000. The Company used approximately $19,700 of the proceeds to buy out the Property lease with COPI and the asset management contract, and for other transaction costs. The sale generated net proceeds of approximately $85,300. The Company also used approximately $56,600 of the net proceeds to redeem Class A Units in Funding IX, through which the Company owned the Property, from GMACCM. See "Note 12. Sale of Preferred Equity Interests in Subsidiary" for a description of the ownership structure of Funding IX. The sale generated a net gain, which is included in Gain on Property Sales, net, of approximately $28,715. The Company's net operating income for the years ended December 31, 2000 and 1999 for the Four Seasons Hotel - Houston was $8,048 and $9,237, respectively. The operating results of this property are included in operating income for 2000 only for the periods for which this Property was held during the year.

18.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                                                    2001
                                                                        -----------------------------------------------------------
                                                                        MARCH 31,       JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                                        ---------       ---------     -------------    ------------
Revenues                                                                $ 177,700       $ 189,185       $ 174,928       $ 150,178
Income before minority interests, extraordinary item and
    discontinued operations                                                40,896          34,041          30,350         (77,743)
Minority interests                                                         (9,752)         (8,337)         (8,049)          4,709
Extraordinary item                                                             --         (10,802)             --              --
Discontinued operations                                                       104              60             158            (294)
Net income available to common shareholders
   - basic                                                                 27,873          11,587          19,084         (76,704)
   - diluted                                                               27,873          11,587          19,084         (76,704)

Per share data:
   Basic Earnings Per Common Share
    - Income before extraordinary item and discontinued operations           0.26            0.21            0.18           (0.72)
    - Extraordinary item                                                       --           (0.10)             --              --
    - Discontinued operations                                                  --              --              --              --
    - Net income                                                             0.26            0.11            0.18           (0.72)
   Diluted Earnings Per Common Share
    - Income before extraordinary item and discontinued operations            0.26            0.20            0.17           (0.72)
    - Extraordinary item                                                       --           (0.10)             --              --
    - Discontinued operations                                                  --              --              --              --
    - Net income                                                             0.26            0.10            0.17           (0.72)

                                                                                                    2000
                                                                        -----------------------------------------------------------
                                                                        MARCH 31,       JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                                        ---------       ---------     -------------    ------------
Revenues                                                                $ 174,514       $ 173,910       $ 176,187       $ 189,246
Income before minority interests, extraordinary item, and
    discontinued operations                                                61,865          44,409         100,643          95,151
Minority interests                                                         (7,017)         (8,628)        (17,675)        (17,570)
Extraordinary Item                                                         (3,928)             --              --              --
Discontinued operations                                                       202             281             208             181
Net income available to common shareholders
   - basic                                                                 45,671          31,969          83,175          70,901
   - diluted                                                               45,671          31,969          83,175          70,901

Per share data:
   Basic Earnings Per Common Share
    - Income before extraordinary item and discontinued operations           0.42            0.28            0.71            0.66
    - Extraordinary item                                                    (0.03)             --              --              --
    - Discontinued operations                                                  --              --              --            0.01
    - Net income                                                             0.39            0.28            0.71            0.67
   Diluted Earnings Per Common Share
    - Income before extraordinary item and discontinued operations           0.42            0.27            0.70            0.65
    - Extraordinary item                                                    (0.03)             --              --              --
    - Discontinued operations                                                  --              --              --            0.01
    - Net income                                                             0.39            0.27            0.70            0.66

19.       BEHAVIORAL HEALTHCARE PROPERTIES:

         As of December 31, 1999, the behavioral healthcare segment consisted of 88 behavioral healthcare properties in 24 states, all of which were leased to CBHS and its subsidiaries under a triple-net master lease. During the year ended December 31, 1999, the Company received cash rental payments of approximately $35,300 from CBHS, which is included in Interest and Other Income. However, during 1999, CBHS's business was negatively affected by many factors, including adverse industry conditions, and CBHS failed to perform in accordance with its operating budget. In the third quarter of 1999 CBHS was unable to meet its rental obligation to the Company. In the third quarter of 1999, the Company, COPI, Magellan Health Services, Inc. ("Magellan") and CBHS commenced a recapitalization of CBHS. As part of this recapitalization, the Company commissioned an independent public accounting firm to assist in the evaluation of alternatives related to CBHS, which included an appraisal of the behavioral healthcare properties.

         The following financial statement charges were made with respect to the Company's investment in the behavioral healthcare properties in the third quarter of 1999:

o CBHS rent was reflected on a cash basis beginning in the third quarter of 1999 due to the uncertainty that CBHS would be able to fulfill its rental obligations under the lease;

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

     OFFICE PROPERTY DISPOSITIONS

         On January 18, 2002, the Company completed the sale of the Cedar Springs Office Property located in Dallas, Texas. The sale generated net proceeds of approximately $12,000 and a net gain of approximately $4,500. The proceeds from the sale of Cedar Springs were used primarily to pay down variable-rate debt.

         On August 1, 2002, the Company completed the sale of 6225 North 24th Street Office Property in Phoenix, Arizona. The sale generated net proceeds of approximately $9,000 and a net gain of approximately $1,300. The proceeds from the sale of the 6225 North 24th Street Office Property were used to redeem Class A Units from GMACCM. This Office Property was wholly-owned by the Company and was included in the Company's Office Segment.

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

         On February 14, 2002, the Company executed an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and, pursuant to a strict foreclosure, COPI's voting interests in three of the Company's Residential Development Corporations and other assets and the Company agreed to assist and provide funding to COPI for the implementation of a prepackaged bankruptcy of COPI. In connection with the transfer, COPI's rent obligations to the Company were reduced by $23,600, and its debt obligations were reduced by $40,100. These amounts include $18,300 of value attributed to the lessee interests transferred by COPI to the Company; however, in accordance with GAAP, the Company assigned no value to these interests for financial reporting purposes.

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

          The Agreement provides that the Company and COPI will jointly seek to have a pre-packaged bankruptcy plan for COPI, reflecting the terms of the Agreement, approved by the bankruptcy court. Under the Agreement, the Company agreed to provide approximately $14,000 to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Company has also agreed, however, that it will issue common shares with a minimum dollar value of approximately $2,200 to the COPI stockholders, even if it would cause the total costs, claims and expenses that it pays to exceed $14,000. Currently, the Company estimates that the value of the common shares that will be issued to the COPI stockholders will be approximately $2,200 to $5,400. The actual value of the common shares issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary from the estimated amounts, but will have a value of at least $2,200.

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

         Previously, the Company held a first lien security interest in COPI's entire membership interest in Americold Logistics. REIT rules prohibit the Company from acquiring or owning the membership interest that COPI owns in Americold Logistics. Under the Agreement, the Company agreed to allow COPI to grant Bank of America a first priority security interest in the membership interest and to subordinate its own security interest to Bank of America. In addition, the Company expects to form and capitalize a separate entity to be owned by the Company's shareholders and unitholders, and to cause the new entity to commit to acquire COPI's entire membership interest in the tenant for between $15,000 and $15,500. Under the Agreement, COPI has agreed that it will use the proceeds of the sale of the membership interest to repay Bank of America in full.

         If the COPI bankruptcy plan is approved by the required vote of the shares of COPI common stock, the stockholders of COPI will receive the Company's common shares. As stockholders of COPI, Mr. Rainwater and Mr. Goff will also receive the Company's common shares.

         Pursuant to the COPI bankruptcy plan, the current and former directors and officers of COPI and the current and former trust managers and officers of the Company also have received a release from COPI of liability for any actions taken prior to February 14, 2002, and, depending on various factors, will receive certain liability releases from COPI and its stockholders.

         Completion and effectiveness of the plan of reorganization for COPI is contingent upon a number of conditions, including the vote of COPI's stockholders, the approval of the plan by certain of COPI's creditors and the approval of the bankruptcy court.

         The following Unaudited Condensed Consolidated Pro Forma Financial Statements are based upon the historical financial statements of the Company and of the assets being transferred to the Company from COPI under the Agreement. The Unaudited Condensed Consolidated Pro Forma Balance Sheet as of December 31, 2001 is presented as if principal transactions contemplated by the Agreement had been completed as of December 31, 2001. The Unaudited Condensed Consolidated Pro Forma Statements of Operations for the years ended December 31, 2001 and 2000 are presented as if these transactions had occurred on January 1, 2001 and January 1, 2000, respectively.

         The Unaudited Condensed Consolidated Pro Forma Financial Statements have been prepared based on a number of assumptions, estimates and uncertainties including, but not limited to, estimates of the fair values of assets received and liabilities assumed and estimated transaction costs. As a result of these assumptions, estimates and uncertainties, the accompanying Unaudited Condensed Consolidated Pro Forma Financial Statements do not purport to predict the actual financial condition had the principal transactions contemplated by the Agreement been completed as of December 31, 2001 or results of operations that would have been achieved had the principal transactions contemplated by the Agreement been completed on January 1, 2001 or January 1, 2000.

UNAUDITED CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET

                                                             AS OF DECEMBER 31,
                                                                   2001
                                                             ------------------
Real estate, net                                               $ 3,362,342
Cash                                                               191,128
Other assets                                                     1,011,741
                                                               -----------
     Total assets                                              $ 4,565,211
                                                               ===========

Notes payable                                                  $ 2,396,290
Other liabilities                                                  442,467
Minority interests                                                 353,012
Total shareholders' equity                                       1,373,442
                                                               -----------
      Total liabilities and shareholders' equity               $ 4,565,211
                                                               ===========

UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS

                                                                     FOR THE YEAR ENDED
                                                                         DECEMBER 31,
                                                                  2001                 2000
                                                              -----------          -----------
Total revenues                                                $ 1,148,828          $ 1,209,881
Total expenses                                                  1,162,390            1,092,726
                                                              -----------          -----------

Operating Income                                                  (13,562)             117,155
Total other income and expense                                     53,161              203,874
                                                              -----------          -----------
Income before minority interests, income taxes
  and extraordinary item                                      $    39,599          $   321,029
                                                              ===========          ===========
Income before extraordinary item and
  cumulative effect of change in accounting principle         $     2,147          $   249,871
                                                              ===========          ===========

Basic Earnings per share(1)                                   $      0.02          $      2.20
Diluted Earnings per share(1)                                 $      0.02          $      2.18

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

         o Reflects the additional shares issued to COPI shareholders, valued at $5,000, using the Company's current share price of $17.91; and

         o The December 31, 2001, Unaudited Condensed Consolidated Pro Forma Statement of Operations includes impairment and other charges related to COPI assets of $92,782 contained in the Company's 2001 Consolidated Statement of Operations.

DEBT OFFERING

         On April 15, 2002, the Company completed a private offering of $375,000 in senior, unsecured notes due 2009. The notes bear interest at an annual rate of 9.25% and were issued 100% of issue price. The notes are callable after April 15, 2006. Interest will be payable in cash on April 15, and October 15 of each year, beginning October 15, 2002. In connection with the offering, on September 13, 2002, the Company commenced an exchange offer of $325,000 of its registered 9.25% senior notes due 2009 for outstanding senior notes due 2009. The offer expires October 11, 2002. In the event that the exchange offer or resale registration is not completed on or before October 15, 2002, the interest rate on the notes will increase to 9.75% and increase to 10.25% after another 90 days, in each case until the exchange offer or resale registration is completed.

         The net proceeds from the offering of notes were approximately $366,500. Approximately $309,500 of the proceeds were used to pay down amounts outstanding under the Fleet Facility, and the remaining proceeds were used to pay down $5,000 of short-term indebtedness and redeem approximately $52,000 of Class A Units in Funding IX from GMACCM. See "Note 12. Sale of Preferred Equity Interests in Subsidiary" for a description of the Class A Units in Funding IX held by GMACCM. In that offering the Company also issued, in addition to the 2009 private notes and on the same terms and conditions, an additional $50,000 of the Company's 9.25% senior unsecured notes due 2009 to Richard E. Rainwater, the Chairman of the Board of Trust Managers of the Company, and certain of his affiliates and family members. The exchange offer is not being made with respect to the affiliate notes. The Company has agreed to register the resale of the affiliate notes.

SERIES A PREFERRED OFFERING

         On April 26, 2002, the Company completed an institutional placement (the "April 2002 Series A Preferred Offering") of an additional 2,800,000 shares of Series A Convertible Cumulative Preferred Shares (the "Series A Preferred Shares") at an $18.00 per share price and with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $50,400. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of .6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. The Series A Preferred Shares have no stated maturity, are not subject to sinking fund or mandatory redemption and may not be redeemed before February 18, 2003, except in order to preserve the Company's status as a REIT. On or after February 13, 2003, the Series A Preferred shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated accrued and unpaid distribution. Dividends on the Series A Preferred shares are cumulative from the date of original issuance and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing May 15, 2002. The annual fixed dividend is $1.6875 per share.

         Net proceeds to the Company from the April 2002 Series A Preferred Offering after underwriting discounts and other offering costs of approximately $2,240 were approximately $48,160. The Company used the net proceeds to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

SERIES B PREFERRED OFFERING

         On May 17, 2002, the Company completed an offering (the "May 2002 Series B Preferred Offering") of 3,000,000 shares of 9.50% Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $75,000. The Series B Preferred Shares have no stated maturity, are not subject to sinking fund or mandatory redemption, are not convertible into any other securities of the Company and may not be redeemed before May 17, 2007, except in order to preserve the Company's status as a REIT. On or after May 17, 2007, the Series B Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated, accrued and unpaid distribution. Dividends on the Series B Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing August 15, 2002. The annual fixed dividend is $2.375 per share.

         Net proceeds to the Company from the May 2002 Series B Preferred Offering after underwriting discounts and other offering costs of approximately $2,713 were approximately $72,287. The Company used the net proceeds to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

         On June 6, 2002, the Company completed the June 2002 Series B Preferred Offering of an additional 400,000 Series B Preferred Shares (the "June 2002 Series B Preferred Offering") resulting in gross proceeds to the Company of approximately $10,000. Net proceeds to the Company after underwriting discounts and other offering costs of approximately $365 were approximately $9,635. As with the May 2002 Series B Preferred Offering, the Company used the net proceeds to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

RELATED PARTY DISCLOSURES

         On June 28, 2002, the Company purchased and is holding for sale, the home of an executive officer of the Company for approximately $2,650 which approximates fair market value of the home. This purchase was part of the officer's relocation agreement with the Company.

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         On July 29, 2002, the loans made pursuant to the Company's stock incentive plans and unit incentive plans were amended to extend the remaining terms of the loans until July 2012 and to stipulate that every three years the interest rate on the loans will be adjusted to the AFR applicable at that time for a three-year loan. Additionally, the employees and trust managers have been given the option, at any time, to fix the interest rate for each of the loans to the AFR applicable at that time for a loan with a term equal to the remaining term of the loan. The Company estimates that the one-time compensation expense related to these amendments to the loans is approximately $1,800. Effective July 29, 2002, the Company will no longer make available to its employees and trust managers loans pursuant to the Company's stock and unit incentive plans.

THREE WESTLAKE PARK

         On August 21, 2002, the Company entered into a joint venture arrangement with an affiliate of GE. In connection with the formation of the venture, the Company contributed an Office Property, Three Westlake Park in Houston, Texas, and

GE made a cash contribution. GE holds an 80% equity interest in Three Westlake Park, a 415,000 square foot Class A Office Property located in the Katy Freeway submarket of Houston, and the Company continues to hold the remaining 20% equity interest in the Office Property, with the Company's interest accounted for under the equity method. The joint venture generated approximately $47,100 in net cash proceeds to the Company, including distributions resulting from the sale of the Company's 80% equity interest and from $33,000 of third party mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by either the Company or GE. The Company has no commitment to reinvest the cash proceeds back into the joint venture. The joint venture formation transactions were accounted for as a partial sale of this Office Property, resulting in an approximate $17,100 gain, on interest sold. The Company will continue to manage and lease Three Westlake Park on a fee basis.

REDEMPTION OF PREFERRED UNITS FROM GMACCM

         On August 29, 2002, Funding IX used approximately $22,700 to redeem from GMACCM all the Class A Units in Funding IX that remained outstanding on that date. As a result of the redemption, GMACCM ceased to be a partner of Funding IX or to have any rights or obligations as a partner and the Company became the sole partner of Funding IX. In connection with the transaction, SH IX transferred the 14,468,623 common shares of the Company held by SH IX to the Company, which holds these common shares as treasury shares and the intracompany loan between Funding IX and SH IX was repaid.

         Following the redemption of all of the outstanding Class A Units, Funding IX distributed two of its Office Properties, 44 Cook Street, and 55 Madison, and all the equity interests in the limited liability companies that own two other Office Properties, Miami Center and Chancellor Park, to the Operating Partnership. The Operating Partnership then contributed 44 Cook Street and 55 Madison to another of the Operating Partnership's subsidiaries, Crescent Real Estate Funding VIII, L.P.

PROPERTY ACQUISITION

         On August 29, 2002, the Company acquired John Manville Plaza, a 29-story, 675,000 square foot Class A office building located in Denver, Colorado. The Company acquired the property for approximately $91,200. The property is wholly-owned by the Company and included in the office segment.

SONOMA MISSION INN & SPA

         On September 1, 2002, the Company entered into a joint venture arrangement with a subsidiary of Fairmont Hotels & Resorts Inc., or ("FHR"), pursuant to which the Company contributed a Resort/Hotel property and FHR purchased a 19.9% equity interest in the limited liability company that owns the Company's Sonoma Mission Inn & Spa Resort/Hotel Property in Sonoma County, California. The Company continues to own the remaining 80.1% interest. The joint venture generated approximately $8,000 in net cash proceeds to the Company. The Company has loaned $45,120 to the joint venture at an interest rate of LIBOR plus 300 basis points. The maturity date of the loan is the earlier of the date on which the joint venture obtains third-party financing or one year. The joint venture has the option to extend the loan for two successive 6-month periods by paying a fee. Under the Company's agreement with FHR, the Company will manage the limited liability company that owns the Sonoma Mission Inn & Spa, and FHR will operate and manage the property under the Fairmont brand. The joint venture transaction was accounted for as a partial sale of this Resort/Hotel Property, resulting in an approximate $4,000 loss, on interest sold.

                                                                    SCHEDULE III

                      CRESCENT REAL ESTATE EQUITIES COMPANY
        CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (dollars in thousands)


                                                                              Costs
                                                                            Capitalized      Impairment
                                                                           Subsequent to     to Carrying
                                                       Initial Costs        Acquisitions       Value
                                                 -----------------------  ----------------  -------------
                                                                          Land, Buildings,    Buildings,               Buildings,
                                                                           Improvements,    Improvements,             Improvements
                                                                             Furniture,      Furniture,                Furniture,
                                                           Buildings and   Fixtures and     Fixtures and              Fixtures and
              Description                         Land     Improvements      Equipment        Equipment       Land     Equipment
----------------------------------------------   --------  -------------  ----------------  --------------  --------  ------------
The Citadel, Denver, CO                          $  1,803  $      17,259  $          4,782  $           --  $  1,803  $     22,041
Las Colinas Plaza, Irving, TX                       2,576          7,125             1,965              --     2,581         9,085
Carter Burgess Plaza, Fort Worth, TX                1,375         66,649            39,131              --     1,375       105,780
The Crescent Office Towers, Dallas, TX              6,723        153,383            83,870              --     6,723       237,253
MacArthur Center I & II, Irving, TX                   704         17,247             5,007              --       880        22,078
125. E. John Carpenter Freeway, Irving, TX          2,200         48,744             2,903              --     2,200        51,647
Regency Plaza One, Denver, CO                         950         31,797             2,664              --       950        34,461
The Avallon, Austin, TX                               475         11,207               723              --       475        11,930
Waterside Commons, Irving, TX                       3,650         20,135             7,445              --     3,650        27,580
Two Renaissance Square, Phoenix, AZ                    --         54,412            10,290              --        --        64,702
Liberty Plaza I & II, Dallas, TX                    1,650         15,956               538              --     1,650        16,494
6225 North 24th Street, Phoenix, AZ(2)                719          6,566             3,433              --       719         9,999
Denver Marriott City Center, Denver, CO                --         50,364             6,981              --        --        57,345
MCI Tower, Denver, CO                                  --         56,593             3,267              --        --        59,860
Spectrum Center, Dallas, TX                         2,000         41,096             8,009              --     2,000        49,105
Ptarmigan Place, Denver, CO                         3,145         28,815             5,437              --     3,145        34,252
Stanford Corporate Centre, Dallas, TX                  --         16,493             6,507              --        --        23,000
Barton Oaks Plaza One, Austin, TX                     900          8,207             2,032              --       900        10,239
The Aberdeen, Dallas, TX                              850         25,895               409              --       850        26,304
12404 Park Central, Dallas, TX                      1,604         14,504             4,933              --     1,604        19,437
Briargate Office and                                                                     0                        --
   Research Center, Colorado Springs, CO            2,000         18,044             1,603              --     2,000        19,647
Hyatt Regency Beaver Creek, Avon, CO               10,882         40,789            19,698              --    10,882        60,487
Albuquerque Plaza, Albuquerque, NM                     --         36,667             2,689              --       101        39,255
Hyatt Regency Albuquerque, Albuquerque, NM             --         32,241             4,840              --        --        37,081
The Woodlands Office Properties, Houston, TX(2)(3) 12,007         35,856           (12,417)             --     8,735        26,720
Sonoma Mission Inn & Spa, Sonoma, CA               10,000         44,922            36,444              --    10,000        81,366
Bank One Tower, Austin, TX(4)                       3,879         35,431           (39,310)             --        --            --


                                                                                                             Life on Which
                                                                                                            Depreciation in
                                                                                                              Latest come
                                                                  Accumulated     Date of     Acquisition     Statement Is
              Description                               Total    Depreciation   Construction      Date         Computed
-------------------------------------------------      --------  ------------   ------------  ------------  --------------
The Citadel, Denver, CO                                $ 23,844  $    (15,092)      1987          1987            (1)
Las Colinas Plaza, Irving, TX                            11,666        (4,739)      1989          1989            (1)
Carter Burgess Plaza, Fort Worth, TX                    107,155       (47,594)      1982          1990            (1)
The Crescent Office Towers, Dallas, TX                  243,976      (159,434)      1985          1993            (1)
MacArthur Center I & II, Irving, TX                      22,958        (8,354)    1982/1986       1993            (1)
125. E. John Carpenter Freeway, Irving, TX               53,847       (10,614)      1982          1994            (1)
Regency Plaza One, Denver, CO                            35,411        (7,139)      1985          1994            (1)
The Avallon, Austin, TX                                  12,405        (2,125)      1986          1994            (1)
Waterside Commons, Irving, TX                            31,230        (5,193)      1986          1994            (1)
Two Renaissance Square, Phoenix, AZ                      64,702       (14,627)      1990          1994            (1)
Liberty Plaza I & II, Dallas, TX                         18,144        (3,173)    1981/1986       1994            (1)
6225 North 24th Street, Phoenix, AZ(2)                   10,718        (2,891)      1981          1995            (1)
Denver Marriott City Center, Denver, CO                  57,345       (13,117)      1982          1995            (1)
MCI Tower, Denver, CO                                    59,860        (9,457)      1982          1995            (1)
Spectrum Center, Dallas, TX                              51,105       (11,103)      1983          1995            (1)
Ptarmigan Place, Denver, CO                              37,397        (8,294)      1984          1995            (1)
Stanford Corporate Centre, Dallas, TX                    23,000        (4,807)      1985          1995            (1)
Barton Oaks Plaza One, Austin, TX                        11,139        (2,343)      1986          1995            (1)
The Aberdeen, Dallas, TX                                 27,154        (6,357)      1986          1995            (1)
12404 Park Central, Dallas, TX                           21,041        (4,043)      1987          1995            (1)
Briargate Office and                                         --            --
   Research Center, Colorado Springs, CO                 21,647        (3,655)      1988          1995            (1)
Hyatt Regency Beaver Creek, Avon, CO                     71,369       (10,104)      1989          1995            (1)
Albuquerque Plaza, Albuquerque, NM                       39,356        (6,271)      1990          1995            (1)
Hyatt Regency Albuquerque, Albuquerque, NM               37,081        (8,041)      1990          1995            (1)
The Woodlands Office Properties, Houston, TX(2)(3)       35,455        (8,813)    1980-1993       1995            (1)
Sonoma Mission Inn & Spa, Sonoma, CA                     91,366       (10,734)      1927          1996            (1)
Bank One Tower, Austin, TX(4)                                --            --       1974          1996            (1)

                                                                    SCHEDULE III

                                                                              Costs
                                                                            Capitalized      Impairment
                                                                           Subsequent to     to Carrying
                                                       Initial Costs        Acquisitions       Value
                                                 -----------------------  ----------------  -------------
                                                                          Land, Buildings,    Buildings,               Buildings,
                                                                           Improvements,    Improvements,             Improvements
                                                                             Furniture,      Furniture,                Furniture,
                                                           Buildings and   Fixtures and     Fixtures and              Fixtures and
              Description                         Land     Improvements      Equipment        Equipment       Land     Equipment
----------------------------------------------   --------  -------------  ----------------  --------------  --------  ------------
Canyon Ranch, Tucson, AZ                         $ 14,500  $      43,038  $          5,842  $           --  $ 17,846  $     45,534
3333 Lee Parkway, Dallas, TX                        1,450         13,177             3,881              --     1,468        17,040
Greenway I & IA, Richardson, TX                     1,701         15,312               523              --     1,701        15,835
Three Westlake Park, Houston, TX                    2,920         26,512             3,114              --     2,920        29,626
Frost Bank Plaza, Austin, TX                           --         36,019             5,427              --        --        41,446
301 Congress Avenue, Austin, TX                     2,000         41,735             7,716              --     2,000        49,451
Chancellor Park, San Diego, CA                      8,028         23,430            (5,202)             --     2,328        23,928
Canyon Ranch, Lenox, MA                             4,200         25,218            12,941              --     4,200        38,159
Greenway Plaza Office Portfolio, Houston, TX       27,204        184,765           105,498              --    27,204       290,263
The Woodlands Office Properties, Houston, TX        2,393          8,523                --              --     2,393         8,523
1800 West Loop South, Houston, TX                   4,165         40,857             2,945              --     4,165        43,802
55 Madison, Denver, CO                              1,451         13,253             1,325              --     1,451        14,578
Miami Center, Miami, FL                            13,145        118,763             7,726              --    13,145       126,489
44 Cook, Denver, CO                                 1,451         13,253             2,516              --     1,451        15,769
Trammell Crow Center, Dallas, TX                   25,029        137,320            13,596              --    25,029       150,916
Greenway II, Richardson, TX                         1,823         16,421             1,105              --     1,823        17,526
Fountain Place, Dallas, TX                         10,364        103,212             8,825              --    10,364       112,037
Behavioral Healthcare Facilities(2)(5)             89,000        301,269          (235,137)       (122,202)   12,785        20,145
Houston Center, Houston, TX                        52,504        224,041            15,366              --    47,406       244,505
Ventana Country Inn, Big Sur, CA                    2,782         26,744             3,941              --     2,782        30,685
5050 Quorum, Dallas, TX                               898          8,243               846              --       898         9,089
Addison Tower, Dallas, TX                             830          7,701               663              --       830         8,364
Cedar Springs Plaza, Dallas, TX(2)                    700          6,549             1,281              --       700         7,830
Palisades Central I, Dallas, TX                     1,300         11,797             1,513              --     1,300        13,310
Palisades Central II, Dallas, TX                    2,100         19,176             5,803              --     2,100        24,979
Reverchon Plaza, Dallas, TX                         2,850         26,302             2,198              --     2,850        28,500
Stemmons Place, Dallas, TX                             --         37,537             3,686              --        --        41,223
The Addison, Dallas, TX                             1,990         17,998               790              --     1,990        18,788
Sonoma Golf Course, Sonoma, CA                     14,956             --             2,139              --    11,795         5,300
Austin Centre,  Austin, TX                          1,494         36,475             2,675              --     1,494        39,150
Omni Austin Hotel,  Austin, TX                      2,409         56,670             3,280              --     2,409        59,950
Washington Harbour, Washington, D.C.(6)            16,100        146,438          (162,538)             --        --            --
Four Westlake Park,  Houston, TX(4)                 3,910         79,190           (79,190)             --     3,910            --
Post Oak Central, Houston, TX                      15,525        139,777             8,492              --    15,525       148,269
Datran Center, Miami, FL                               --         71,091             3,528              --        --        74,619

                                                                                                             Life on Which
                                                                                                            Depreciation in
                                                                                                              Latest come
                                                                  Accumulated     Date of     Acquisition     Statement Is
              Description                               Total    Depreciation   Construction      Date         Computed
-------------------------------------------------      --------  ------------   ------------  ------------  --------------
Canyon Ranch, Tucson, AZ                               $ 63,380  $     (6,626)      1980          1996            (1)
3333 Lee Parkway, Dallas, TX                             18,508        (3,330)      1983          1996            (1)
Greenway I & IA, Richardson, TX                          17,536        (2,045)      1983          1996            (1)
Three Westlake Park, Houston, TX                         32,546        (3,765)      1983          1996            (1)
Frost Bank Plaza, Austin, TX                             41,446        (6,590)      1984          1996            (1)
301 Congress Avenue, Austin, TX                          51,451        (8,701)      1986          1996            (1)
Chancellor Park, San Diego, CA                           26,256        (3,542)      1988          1996            (1)
Canyon Ranch, Lenox, MA                                  42,359        (7,317)      1989          1996            (1)
Greenway Plaza Office Portfolio, Houston, TX            317,467       (52,175)    1969-1982       1996            (1)
The Woodlands Office Properties, Houston, TX             10,916        (1,805)    1995-1996       1996            (1)
1800 West Loop South, Houston, TX                        47,967        (4,966)      1982          1997            (1)
55 Madison, Denver, CO                                   16,029        (2,229)      1982          1997            (1)
Miami Center, Miami, FL                                 139,634       (13,615)      1983          1997            (1)
44 Cook, Denver, CO                                      17,220        (2,723)      1984          1997            (1)
Trammell Crow Center, Dallas, TX                        175,945       (20,323)      1984          1997            (1)
Greenway II, Richardson, TX                              19,349        (2,074)      1985          1997            (1)
Fountain Place, Dallas, TX                              122,401       (12,580)      1986          1997            (1)
Behavioral Healthcare Facilities(2)(5)                   32,930        (4,995)    1850-1992       1997            (1)
Houston Center, Houston, TX                             291,911       (28,034)    1974-1983       1997            (1)
Ventana Country Inn, Big Sur, CA                         33,467        (4,270)    1975-1988       1997            (1)
5050 Quorum, Dallas, TX                                   9,987        (1,202)    1980/1986       1997            (1)
Addison Tower, Dallas, TX                                 9,194        (1,184)    1980/1986       1997            (1)
Cedar Springs Plaza, Dallas, TX(2)                        8,530        (1,309)    1980/1986       1997            (1)
Palisades Central I, Dallas, TX                          14,610        (1,916)    1980/1986       1997            (1)
Palisades Central II, Dallas, TX                         27,079        (3,532)    1980/1986       1997            (1)
Reverchon Plaza, Dallas, TX                              31,350        (3,760)    1980/1986       1997            (1)
Stemmons Place, Dallas, TX                               41,223        (5,486)    1980/1986       1997            (1)
The Addison, Dallas, TX                                  20,778        (2,215)    1980/1986       1997            (1)
Sonoma Golf Course, Sonoma, CA                           17,095        (1,063)      1929          1998            (1)
Austin Centre,  Austin, TX                               40,644        (4,195)      1986          1998            (1)
Omni Austin Hotel,  Austin, TX                           62,359        (8,618)      1986          1998            (1)
Washington Harbour, Washington, D.C.(6)                      --            --       1986          1998            (1)
Four Westlake Park,  Houston, TX(4)                       3,910            --       1992          1998            (1)
Post Oak Central, Houston, TX                           163,794       (14,478)    1974-1981       1998            (1)
Datran Center, Miami, FL                                 74,619        (6,940)    1986-1992       1998            (1)

                                                                    SCHEDULE III

                                                                               Costs
                                                                             Capitalized      Impairment
                                                                            Subsequent to     to Carrying
                                                        Initial Costs        Acquisitions       Value
                                                  -----------------------  ----------------  -------------
                                                                           Land, Buildings,    Buildings,               Buildings,
                                                                            Improvements,    Improvements,             Improvements
                                                                              Furniture,      Furniture,                Furniture,
                                                            Buildings and   Fixtures and     Fixtures and              Fixtures and
              Description                          Land     Improvements      Equipment        Equipment       Land     Equipment
------------------------------------------------  --------  -------------  ----------------  --------------  --------  ------------
Avallon Phase II,  Austin, TX                     $  1,102  $          --  $         23,365  $           --  $  1,236  $     23,231
Plaza Park Garage                                    2,032         14,125               570              --     2,032        14,695
Washington Harbour Phase II, Washington, D.C.(2)    15,279            411               283              --    15,322           651
5 Houston Center, Houston, TX                        7,598             --            (7,598)             --        --            --
Houston Center Land, Houston, TX                    14,642             --                22              --    14,515           149
Crescent Real Estate Equities L.P.                      --             --            29,648              --        --        29,648
Other                                               23,270          2,874            17,059              --    29,602        13,594
Land held for development or sale, Dallas, TX       27,288             --            (7,474)             --    19,670           144
                                                  --------  -------------  ----------------  --------------  --------  ------------
Subtotal                                          $492,475  $   3,031,622  $         26,862  $     (122,202) $373,868  $  3,054,889
Properties held for disposition, net(7)           (107,822)      (320,142)          230,140         122,202   (31,651)      (43,973)
                                                  --------  -------------  ----------------  --------------  --------  ------------
                                                  $384,653  $   2,711,480  $        257,002  $           --  $342,217  $  3,010,916
                                                  ========  =============  ================  ==============  ========  ============
                                                                                                             Life on Which
                                                                                                            Depreciation in
                                                                                                              Latest come
                                                                  Accumulated     Date of     Acquisition     Statement Is
              Description                               Total    Depreciation   Construction      Date         Computed
-------------------------------------------------    ----------  ------------   ------------  ------------  --------------
Avallon Phase II,  Austin, TX                        $   24,467  $     (2,055)      1997           --             (1)
Plaza Park Garage                                        16,727        (1,020)      1998           --             (1)
Washington Harbour Phase II, Washington, D.C.(2)         15,973            --       1998           --             (1)
5 Houston Center, Houston, TX                                --            --        --            --             (1)
Houston Center Land, Houston, TX                         14,664           (18)       --            --             (1)
Crescent Real Estate Equities L.P.                       29,648        (9,202)       --            --             (1)
Other                                                    43,201          (822)       --            --             (1)
Land held for development or sale, Dallas, TX            19,814            --        --            --             --
                                                     ----------  ------------
Subtotal                                             $3,428,757  $   (648,834)
Properties held for disposition, net(7)                 (75,624)       10,930
                                                     ----------  ------------
                                                     $3,417,827  $   (637,904)
                                                     ==========  ============


(1) Depreciation of the real estate assets is calculated over the following estimated useful lives using the straight-line method:

    Building and improvements            5 to 40 years
    Tenant improvements                  Terms of leases
    Furniture, fixtures, and equipment   3 to 5 years

(2) The carrying values of the assets held for disposition at December 31, 2001, have been reflected as "Properties held for Disposition, Net."

(3) During the year ended December 31, 2001, The Woodlands Office Equities - '95 Limited, owned by the Company and the Woodlands Commercial Properties Company, L.P., sold three of The Woodlands Office Properties.

(4) On July 30, 2001, the Company entered into joint venture arrangements with GE for these Office Properties. The gross amount at which land is carried for Four Westlake Park includes $3,910 of land, which was not joint ventured.

(5) Depreciation on behavioral healthcare properties held for sale ceased from 11/11/99 through 12/31/01 (the period over which these properties were held for sale).

(6) These Office Properties were sold on September 18, 2001.

(7) See Note 2 of Item 8. Financial Statements and Supplementary Data.

         A summary of combined real estate investments and accumulated depreciation is as follows:

                                                          2001            2000            1999
                                                      ------------    ------------    ------------
Real estate investments:
    Balance, beginning of year                        $  3,681,601    $  4,087,347    $  4,122,069
      Acquisitions                                              --          22,170              --
      Improvements                                          98,946         108,950          95,210
      Dispositions                                        (352,646)       (526,430)         (8,435)
      Reclassification for properties held for
       desposition(1)                                       (1,616)         (1,087)           (924)
      Impairments                                           (8,458)         (9,349)       (120,573)
                                                      ------------    ------------    ------------
    Balance, end of year                              $  3,417,827    $  3,681,601    $  4,087,347
                                                      ============    ============    ============

Accumulated Depreciation:
    Balance, beginning of year                        $    555,491    $    499,293    $    380,154
      Depreciation                                         111,086         123,839         120,745
      Reclassification for properties held for
       desposition(1)                                       (1,616)         (1,087)           (924)
      Dispositions                                         (27,057)        (66,554)           (682)
                                                      ------------    ------------    ------------
    Balance, end of year                              $    637,904    $    555,491    $    499,293
                                                      ============    ============    ============


(1)      See Note 2 of Item 8. Financial Statements and Supplementary Data.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

         Reports of Independent Auditors

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

    4 Pursuant to Regulation S-K Item 601 (b) (4) (iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Registrant

    10.01 Second Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of November 1, 1997, as amended (filed as Exhibit No. 10.01 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 10-K") and incorporated herein by reference)

   EXHIBIT
   NUMBER                            DESCRIPTION OF EXHIBIT

    10.02 Noncompetition Agreement of Richard E. Rainwater, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit No.
                           10.02 to the 1997 10-K and incorporated herein by reference)

    10.03 Noncompetition Agreement of John C. Goff, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit No. 10.03 to the 1997 10-K and incorporated herein by reference)

    10.04 Employment Agreement with John C. Goff, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994, and as further amended (filed as Exhibit No. 10.04 to the 1999 10-K and incorporated herein by reference)

    10.05                  Eighth Amendment to the Employment Agreement of John
                           C. Goff, dated as of April 10, 2001, effective as of January 1, 2001 (filed as Exhibit No. 10.03 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the "2001 2Q 10-Q") and incorporated herein by reference)

    10.06 Employment Agreement of Jerry R. Crenshaw, Jr., dated as of December 14, 1998 (filed as Exhibit No. 10.08 to the 1999 10-K and incorporated herein by reference)

    10.07 Form of Officers' and Trust Managers' Indemnification Agreement as entered into between the Registrant and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Form S-4 and incorporated herein by reference)

    10.08 Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit No. 10.07 to the Registrant's Registration Statement on Form S-11 (File No. 33-75188) (the "Form S-11") and
                           incorporated herein by reference)

    10.09 Third Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as Exhibit No. 10.01 to the 2001 2Q 10-Q and incorporated herein by reference)

    10.10 Amendment dated as of November 4, 1999 to the Crescent Real Estate Equities Company 1994 Stock Incentive Plan and the Second Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as Exhibit No. 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 10-K") and incorporated herein by reference)

    10.11 Amendment dated as of November 1, 2001 to the Crescent Real Estate Equities Company 1994 Stock Incentive Plan and the Third Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as Exhibit No. 10.11 to the 2001 10-K and incorporated herein by reference)

    10.12 Amended and Restated 1995 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit No. 99.01 to the Registrant's Registration Statement on Form S-8 (File No. 333-3452) and incorporated herein by reference)

    10.13 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan, as amended (filed as Exhibit No. 10.14 to the 1999 10-K and incorporated herein by reference)

   EXHIBIT
   NUMBER                            DESCRIPTION OF EXHIBIT

    10.14 Amendment dated as of November 5, 1999 to the 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit No. 10.13 to the Registrant's 2000 10-K and incorporated herein by reference)

    10.15 Crescent Real Estate Equities, Ltd. Dividend Incentive Unit Plan (filed as Exhibit No. 10.14 to the Registrant's 2000 10-K and incorporated herein by reference)

    10.16 Annual Incentive Compensation Plan for select Employees of Crescent Real Estate Equities, Ltd. (filed as Exhibit No. 10.15 to the 2000 10-K and incorporated herein by reference)

    10.17 Crescent Real Estate Equities, Ltd. First Amended and Restated 401(k) Plan, as amended (filed as Exhibit No. 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

    10.18 Form of Registration Rights, Lock-Up and Pledge Agreement (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

    21.01 List of Subsidiaries (filed as Exhibit No. 21.01 to the 2001 10-K and incorporated herein by reference)

    23.01                  Consent of Ernst & Young LLP (filed herewith)

    23.02                  Consent of Deloitte & Touche LLP (filed herewith)


(b)      Reports on Form 8-K

         None

(c)      Exhibits

         See Item 14(a)(3) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of October, 2002.

                                       CRESCENT REAL ESTATE EQUITIES COMPANY
                                                    (Registrant)

                                       By   /s/ John C. Goff
                                            ------------------------------------
                                            John C. Goff
                                            Chief Executive Officer


                                       By   /s/ Jerry R. Crenshaw Jr.
                                            ------------------------------------
                                            Jerry R. Crenshaw Jr.
                                            Senior Vice President and Chief
                                            Financial Officer (Principal
                                            Accounting and Financial Officer)

                                 CERTIFICATIONS

         I, John C. Goff, the Chief Executive Officer of Crescent Real Estate Equities Company, hereby certify that:

         1.   I have reviewed this annual report on Form 10-K/A;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.(1)


Date: October 22, 2002
      ------------------

                                       /s/ John C. Goff
                                       ------------------------------
                                       Name: John C. Goff
                                       Title: Chief Executive Officer


----------

(1) The certifications required by Form 10-K have been modified as set forth above in accordance with the Securities and Exchange Commission's ("SEC's") transition provisions governing certifications of amended periodic reports for periods ending prior to the effective date of the SEC's certification rules. See SEC Final Rule, Certification of Disclosure in Companies' Quarterly and Annual Reports, Section V, Transition Provisions, 67 Fed. Reg. 57276, 57283 (Sept. 9,
2002).

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         The undersigned, John C. Goff, the Chief Executive Officer of Crescent Real Estate Equities Company (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K/A for the period ended December 31, 2001 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 22, 2002                 /s/ John C. Goff
      ------------------               ------------------------------
                                       Name: John C. Goff
                                       Title: Chief Executive Officer

                                 CERTIFICATIONS

         I, Jerry R. Crenshaw, Jr., the Senior Vice President and Chief Financial and Accounting Officer of Crescent Real Estate Equities Company, hereby certify that:

         1.   I have reviewed this annual report on Form 10-K/A;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.(1)


Date: October 22, 2002
      ------------------

                                       /s/ Jerry R. Crenshaw, Jr.
                                       -----------------------------------------
                                       Name: Jerry R. Crenshaw, Jr.
                                       Title: Senior Vice President and Chief
                                              Financial and Accounting Officer



----------

(1) The certifications required by Form 10-K have been modified as set forth above in accordance with the Securities and Exchange Commission's ("SEC's") transition provisions governing certifications of amended periodic reports for periods ending prior to the effective date of the SEC's certification rules. See SEC Final Rule, Certification of Disclosure in Companies' Quarterly and Annual Reports, Section V, Transition Provisions, 67 Fed. Reg. 57276, 57283 (Sept. 9,
2002).

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         The undersigned, Jerry R. Crenshaw, Jr., the Senior Vice President and Chief Financial and Accounting Officer of Crescent Real Estate Equities Company (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K/A for the period ended December 31, 2001 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 22, 2002                 /s/ Jerry R. Crenshaw, Jr.
      ------------------               -----------------------------------------
                                       Name: Jerry R. Crenshaw, Jr.
                                       Title: Senior Vice President and Chief
                                              Financial and Accounting Officer

                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER                            DESCRIPTION OF EXHIBIT
   ------                            ----------------------
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

    4 Pursuant to Regulation S-K Item 601 (b) (4) (iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Registrant

    10.01                  Second Amended and Restated Agreement of Limited
                           Partnership of Crescent Real Estate Equities Limited
                           Partnership, dated as of November 1, 1997, as amended
                           (filed as Exhibit No. 10.01 to the Registrant's
                           Annual Report on Form 10-K for the fiscal year ended
                           December 31, 2001 (the "2001 10-K") and incorporated herein by reference)

    10.02 Noncompetition Agreement of Richard E. Rainwater, as assigned to Crescent Real Estate Equities Limited
                           Partnership on May 5, 1994 (filed as Exhibit No.
                           10.02 to the 1997 10-K and incorporated herein by reference)

   EXHIBIT
   NUMBER                            DESCRIPTION OF EXHIBIT
   ------                            ----------------------
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

    10.14                  Amendment dated as of November 5, 1999 to the 1996
                           Crescent Real Estate Equities Limited Partnership
                           Unit Incentive Plan (filed as Exhibit No. 10.13 to the Registrant's 2000 10-K and incorporated herein by reference)

   EXHIBIT
   NUMBER                            DESCRIPTION OF EXHIBIT
   ------                            ----------------------
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

    10.18                  Form of Registration Rights, Lock-Up and Pledge
                           Agreement (filed as Exhibit No. 10.05 to the Form
                           S-11 and incorporated herein by reference)

    21.01 List of Subsidiaries (filed as Exhibit No. 21.01 to the 2001 10-K and incorporated herein by reference)

    23.01                  Consent of Ernst & Young LLP (filed herewith)

    23.02                  Consent of Deloitte & Touche LLP (filed herewith)