Form 10-Q/A
period 2002-03-31
CRESCENT REAL ESTATE EQUITIES CO
filed 2002-10-22
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)


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


                       YES     X                 NO
                          --------------           ----------

         The Form 10-Q of Crescent Real Estate Equities Company (the "Company") for the quarter ended March 31, 2002 is being amended to (i) amend Item 1. Financial Statements in order to (A) make certain revisions to the Notes to the Financial Statements in response to a comment letter received from the Securities and Exchange Commission ("SEC"), (B) include an additional impairment charge related to the goodwill for one of the Company's Residential Development Corporations in accordance with Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1, 2002), and (C) reclassify certain amounts in the financial statements as a result of the adoption by the Company of SFAS No 144, "Accounting for Impairment or Disposal of Long-Lived Assets" on January 1, 2002 and (ii) amend Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in order to (A) make certain revisions in response to a comment letter received from the SEC, and (B) conform to financial statement changes in Item 1. Financial Statements. All information is as of May 10, 2002, the original date of filing of the Form 10-Q, unless otherwise indicated. All amended items are presented in their entirety.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                                   FORM 10-Q/A
                                TABLE OF CONTENTS

                                                                                                      PAGE


PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001
           (audited).............................................................................        3

           Consolidated Statements of Operations for the three months ended March
           31, 2002 and 2001 (unaudited).........................................................        4

           Consolidated Statement of Shareholders' Equity for the three months ended
           March 31, 2002 (unaudited)............................................................        5

           Consolidated Statements of Cash Flows for the three months ended March 31, 2002
           and 2001 (unaudited)..................................................................        6

           Notes to Financial Statements.........................................................        7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       32

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                     MARCH 31,            DECEMBER 31,
                                                                                       2002                   2001
                                                                                   ------------           ------------
                                                                                    (UNAUDITED)             (AUDITED)
ASSETS:
 Investments in real estate:
   Land                                                                            $    311,734           $    249,266
   Land held for investment or development                                              505,876                 92,951
   Building and improvements                                                          3,033,573              2,938,669
   Furniture, fixtures and equipment                                                    104,600                 72,247
   Properties held for disposition, net                                                  56,623                 64,694
   Less -  accumulated depreciation                                                    (689,762)              (637,904)
                                                                                   ------------           ------------
             Net investment in real estate                                         $  3,322,644           $  2,779,923

   Cash and cash equivalents                                                       $     66,890           $     36,285
   Restricted cash and cash equivalents                                                  82,252                115,531
   Accounts receivable, net                                                              52,793                 28,654
   Deferred rent receivable                                                              65,839                 66,362
   Investments in real estate mortgages and equity
       of unconsolidated companies                                                      526,918                838,317
   Notes receivable, net                                                                103,670                132,065
   Income tax asset-current and deferred, net                                            28,657                     --
   Other assets, net                                                                    199,245                145,012
                                                                                   ------------           ------------
               Total assets                                                        $  4,448,908           $  4,142,149
                                                                                   ============           ============


LIABILITIES:
   Borrowings under Credit Facility                                                $    334,500           $    283,000
   Notes payable                                                                      2,045,883              1,931,094
   Accounts payable, accrued expenses and other liabilities                             333,173                220,068
                                                                                   ------------           ------------
              Total liabilities                                                    $  2,713,556           $  2,434,162
                                                                                   ------------           ------------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
Operating partnership, 6,591,837 and 6,594,521 units,
       respectively                                                                $     66,960           $     69,910
  Consolidated real estate partnerships                                                 284,152                232,137
                                                                                   ------------           ------------
              Total minority interests                                             $    351,112           $    302,047
                                                                                   ------------           ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par value, authorized 100,000,000 shares:
   6 3/4% Series A Convertible Cumulative Preferred Shares,
      liquidation preference $25.00 per share,
      8,000,000 shares issued and outstanding at March 31, 2002
      and December 31, 2001                                                        $    200,000           $    200,000
  Common shares, $.01 par value, authorized 250,000,000 shares,
      123,959,962, and 123,396,017 shares issued and outstanding
      at March 31, 2002 and December 31, 2001, respectively                               1,233                  1,227
   Additional paid-in capital                                                         2,240,107              2,234,360
   Deferred compensation on restricted shares                                            (5,253)                    --
   Accumulated deficit                                                                 (667,185)              (638,435)
   Accumulated other comprehensive income                                               (24,922)               (31,484)
                                                                                   ------------           ------------
                                                                                   $  1,743,980           $  1,765,668
Less - shares held in treasury, at cost, 18,770,953 and 18,770,418
      common shares at March 31, 2002 and December 31, 2001, respectively              (359,740)              (359,728)
                                                                                   ------------           ------------
              Total shareholders' equity                                           $  1,384,240           $  1,405,940
                                                                                   ------------           ------------

              Total liabilities and shareholders' equity                           $  4,448,908           $  4,142,149
                                                                                   ============           ============


   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                           FOR THE THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                      ------------------------------
                                                                                          2002              2001
                                                                                      ------------      ------------
                                                                                               (UNAUDITED)

REVENUE:
    Office property                                                                   $    143,017      $    152,748
    Resort/Hotel property                                                                   38,524            15,949
    Residential Development property                                                        48,065                --
    Interest and other income                                                                2,226             9,003
                                                                                      ------------      ------------
       Total revenue                                                                  $    231,832      $    177,700
                                                                                      ------------      ------------

EXPENSE:
    Office property real estate taxes                                                 $     21,128      $     22,681
    Office property operating expenses                                                      44,336            43,345
    Resort/Hotel property expense                                                           23,890                --
    Residential Development property expense                                                42,215                --
    Corporate general and administrative                                                     6,392             5,264
    Interest expense                                                                        42,272            47,448
    Amortization of deferred financing costs                                                 2,320             2,425
    Depreciation and amortization                                                           33,549            30,187
    Impairment and other charges related
      to real estate assets                                                                     --             2,150
                                                                                      ------------      ------------
       Total expense                                                                  $    216,102      $    153,500
                                                                                      ------------      ------------

       Operating income                                                               $     15,730      $     24,200
                                                                                      ------------      ------------

OTHER INCOME AND EXPENSE:
    Equity in net income (loss) of unconsolidated companies:
       Office properties                                                              $      1,310      $      1,093
       Residential development properties                                                   12,483            10,708
       Temperature-controlled logistics properties                                            (310)            2,719
       Other                                                                                (4,061)            1,846
                                                                                      ------------      ------------
    Total equity in net income of unconsolidated companies                            $      9,422      $     16,366
                                                                                      ------------      ------------


    Gain on property sales, net                                                                 --               330
                                                                                      ------------      ------------
       Total other income and expense                                                 $      9,422      $     16,696
                                                                                      ------------      ------------

INCOME BEFORE INCOME TAXES, MINORITY INTERESTS,
    DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT
    OF A CHANGE IN ACCOUNTING PRINCIPLE                                               $     25,152      $     40,896
       Minority interests                                                                   (8,043)           (9,752)
       Income tax benefit                                                                    4,283                --
                                                                                      ------------      ------------

INCOME BEFORE DISCONTINUED OPERATIONS AND
    CUMULATIVE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE                                                              $     21,392      $     31,144

       Discontinued operations - income and gain on assets sold and held for sale            3,034               104
       Cumulative effect of a change in accounting principle                               (10,465)               --
                                                                                      ------------      ------------

NET INCOME                                                                            $     13,961      $     31,248

6 3/4% Series A Preferred Share distributions                                               (3,375)           (3,375)
                                                                                      ------------      ------------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                           $     10,586      $     27,873
                                                                                      ============      ============


BASIC EARNINGS (LOSS) PER SHARE DATA:
    Income from continuing operations                                                 $       0.17      $       0.26
    Discontinued operations - income and gain on assets sold and held for sale                0.03                --
    Cumulative effect of a change in accounting principle                                    (0.10)               --
                                                                                      ------------      ------------

    Net income - basic                                                                $       0.10      $       0.26
                                                                                      ============      ============


DILUTED EARNINGS (LOSS) PER SHARE DATA:
    Income from continuing operations                                                 $       0.17      $       0.26
    Discontinued operations - income and gain on assets sold and held for sale                0.03                --
    Cumulative effect of a change in accounting principle                                    (0.10)               --
                                                                                      ------------      ------------

    Net income - diluted                                                              $       0.10      $       0.26
                                                                                      ============      ============





   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                             CONSOLIDATED STATEMENT
                             OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)





                                                      Preferred Shares             Treasury Shares
                                               ---------------------------   ---------------------------
                                                  Shares        Net Value       Shares        Net Value
                                               ------------   ------------   ------------   ------------
SHAREHOLDERS' EQUITY, December 31, 2001           8,000,000   $    200,000     18,770,418   $   (359,728)

Issuance of Common Shares                                --             --             --             --

Exercise of Common Share Options                         --             --             --             --

Deferred compensation                                    --             --             --             --

Issuance of Shares in Exchange for Operating
   Partnership Units                                     --             --             --             --

Share Repurchases                                        --             --            535            (12)

Dividends Paid                                           --             --             --             --

Net Income                                               --             --             --             --

Unrealized Loss on Marketable Securities                 --             --             --             --

Unrealized Net Gain on Cash Flow Hedges                  --             --             --             --


                                               ------------   ------------   ------------   ------------
SHAREHOLDERS' EQUITY, March 31, 2002              8,000,000   $    200,000     18,770,953   $   (359,740)
                                               ============   ============   ============   ============








                                                                                                Deferred
                                                        Common Shares           Additional    Compensation
                                                 ---------------------------     Paid-in     on Restricted
                                                    Shares        Par Value      Capital         Shares
                                                 ------------   ------------   ------------   ------------
SHAREHOLDERS' EQUITY, December 31, 2001           123,396,017   $      1,227   $  2,234,360   $         --

Issuance of Common Shares                               1,977             --             37             --

Exercise of Common Share Options                      256,600              3            452             --

Deferred compensation                                 300,000              3          5,250         (5,253)

Issuance of Shares in Exchange for Operating
   Partnership Units                                    5,368             --              8             --

Share Repurchases                                          --             --             --             --

Dividends Paid                                             --             --             --             --

Net Income                                                 --             --             --             --

Unrealized Loss on Marketable Securities                   --             --             --             --

Unrealized Net Gain on Cash Flow Hedges                    --             --             --             --


                                                 ------------   ------------   ------------   ------------
SHAREHOLDERS' EQUITY, March 31, 2002              123,959,962   $      1,233   $  2,240,107   $     (5,253)
                                                 ============   ============   ============   ============











                                                               Accumulated
                                                                  Other
                                               Accumulated     Comprehensive
                                                 Deficit          Income          Total
                                               ------------    ------------    ------------
SHAREHOLDERS' EQUITY, December 31, 2001        $   (638,435)   $    (31,484)   $  1,405,940

Issuance of Common Shares                                --              --              37

Exercise of Common Share Options                         --              --             455

Deferred compensation                                    --              --              --

Issuance of Shares in Exchange for Operating
   Partnership Units                                     --              --               8

Share Repurchases                                        --              --             (12)

Dividends Paid                                      (39,336)             --         (39,336)

Net Income                                           10,586              --          10,586

Unrealized Loss on Marketable Securities                 --            (631)           (631)

Unrealized Net Gain on Cash Flow Hedges                  --           7,193           7,193


                                               ------------    ------------    ------------
SHAREHOLDERS' EQUITY, March 31, 2002           $   (667,185)   $    (24,922)   $  1,384,240
                                               ============    ============    ============






   The accompanying notes are an integral part of these financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                    FOR THE THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                             -----------------------------------
                                                                                 2002                   2001
                                                                             ------------           ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $     13,961           $     31,248
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                                 35,869                 32,612
     Recognition of capitalized residential development costs                      12,946                     --
     Impairment and other charges related to
       real estate assets                                                              --                  2,150
      Gain on property sales, net                                                  (3,644)                  (330)
     Minority interests                                                             8,043                  9,752
     Discontinued Operations                                                          273                    359
     Cumulative effect of a change in accounting principle                         10,465                     --
     Non-cash compensation                                                             37                     32
     Distributions received in excess of earnings from
       unconsolidated companies:
         Office properties                                                            894                     --
     Equity in (earnings) loss net of distributions received from unconsolidated companies:
         Office properties                                                             --                   (115)
         Residential development properties                                        (5,315)                (7,637)
         Temperature-controlled logistics                                            (385)                (1,326)
         Other                                                                      4,083                   (249)
Change in assets and liabilities, net of effects of COPI agreement:
     Restricted cash and cash equivalents                                          35,802                 24,173
     Accounts receivable                                                             (801)                (8,360)
     Deferred rent receivable                                                         523                   (780)
     Income tax asset-current and deferred                                         (6,022)                    --
     Other assets                                                                   4,070                   (535)
     Accounts payable, accrued expenses and
       other liabilities                                                          (82,185)               (63,912)
                                                                             ------------           ------------
         Net cash provided by operating activities                                 28,614                 17,082
                                                                             ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in cash resulting from the COPI agreement                            38,226                     --
     Acquisition of rental properties                                              (8,410)                    --
     Proceeds from property sales                                                  11,878                  9,400
     Development of investment properties                                            (637)               (11,110)
     Capital expenditures - rental properties                                     (10,252)                (5,040)
     Tenant improvement and leasing costs - rental properties                      (8,347)               (10,134)
     Decrease in restricted cash and cash equivalents                               1,445                  3,869
     Return of investment in unconsolidated companies:
         Office properties                                                            376                  6,346
         Residential development properties                                         7,173                  5,360
         Other                                                                         --                  7,025
     Investment in unconsolidated companies:
         Residential development properties                                       (14,203)               (22,593)
         Temperature-controlled logistics                                              --                 (1,400)
         Other                                                                         --                 (2,409)
     Increase in notes receivable                                                  (1,421)                (2,530)
                                                                             ------------           ------------
         Net cash provided by (used in) investing activities                       15,828                (23,216)
                                                                             ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt financing costs                                                            (107)                  (275)
     Borrowings under Credit Facility                                              51,500                 90,000
     Payments under Credit Facility                                                    --                (15,000)
     Notes Payable proceeds                                                            --                  6,240
     Notes Payable payments                                                       (14,368)                (1,295)
     Capital distribution - joint venture preferred equity                         (3,522)                (5,917)
     Capital distributions - joint venture partner                                   (128)                  (986)
     Proceeds from exercise of share options                                          455                    418
     Treasury share repurchases                                                       (12)                    --
     Preferred dividends                                                           (3,375)                (3,375)
     Dividends and unitholder distributions                                       (44,280)               (66,739)
                                                                             ------------           ------------
         Net cash (used in) provided by financing activities                      (13,837)                 3,071
                                                                             ------------           ------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   30,605                 (3,063)
CASH AND CASH EQUIVALENTS,
     Beginning of period                                                           36,285                 38,966
                                                                             ------------           ------------
CASH AND CASH EQUIVALENTS,
     End of period                                                           $     66,890           $     35,903
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

         The following table shows the subsidiaries of the Company that owned or had an interest in the following real estate assets (the "Properties") as of March 31, 2002:

Operating Partnership(1):           The Avallon IV, Bank One Center, Bank One
                                    Tower, Datran Center (two Office
                                    Properties), Four Westlake Park, Houston
                                    Center (three Office Properties), The Park
                                    Shops at Houston Center, The Woodlands
                                    Office Properties (eight Office Properties),
                                    301 Congress Avenue, Mira Vista, The
                                    Highlands, Falcon Point, Falcon Landing, and
                                    Spring Lakes

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

Crescent Real Estate                The Aberdeen, The Avallon I, II & III,
Funding I, L.P.:                    Carter Burgess Plaza, The Citadel, The
("Funding I")                       Crescent Atrium, The Crescent Office Towers,
                                    Regency Plaza One, Waterside Commons and 125
                                    E. John Carpenter Freeway

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

Crescent Real Estate                Canyon Ranch - Lenox
Funding VI, L.P.:
("Funding VI")

Crescent Real Estate                10 Behavioral Healthcare Properties
Funding VII, L.P.:
("Funding VII")

Crescent Real Estate                The Addison, Addison Tower, Austin Centre,
Funding VIII, L.P.:                 The Avallon V, Canyon Ranch - Tucson, Frost
("Funding VIII")                    Bank Plaza, Greenway I & IA (two Office
                                    Properties), Greenway II, Omni Austin Hotel,
                                    Palisades Central I, Palisades Central II,
                                    Sonoma Mission Inn & Spa, Stemmons Place,
                                    Three Westlake Park, Trammell Crow Center,
                                    3333 Lee Parkway, Ventana Inn & Spa, 1800
                                    West Loop South and 5050 Quorum

Crescent Real Estate                Chancellor Park, Denver Marriott City
Funding IX, L.P.:                   Center, MCI Tower, Miami Center, Reverchon
("Funding IX")(3)                   Plaza, 44 Cook Street, 55 Madison and 6225
                                    N. 24th Street

Crescent Real Estate                Fountain Place  and Post Oak Central (three
Funding X, L.P.                     Office Properties)
("Funding X")

Crescent Spectrum                   Spectrum Center
Center, L.P.(4):

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

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Company's 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a real estate investment trust ("REIT"), which, as of March 31, 2002, directly or indirectly owned 89 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 445.2 million cubic feet (17.7 million square feet) of warehouse space.

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

         See "Note 6. Segment Reporting" for a table showing total revenues, equity in net income (loss) of unconsolidated companies and funds from operations for each of these investment segments for the three months ended March 31, 2002 and 2001 and identifiable assets for each of these investment segments at March 31, 2002 and December 31, 2001.

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

         Certain amounts in prior period financial statements have been reclassified and restated to conform with current period presentation. See "Note
2. Adoption of New Accounting Standards" for a description of the reclassifications and restatements.

2. ADOPTION OF NEW ACCOUNTING STANDARDS:

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") (effective January 1, 2002). SFAS No. 142 specifies that goodwill and certain other types of intangible assets may no longer be amortized, but instead are subject to periodic impairment testing. If an impairment charge is required, the charge is reported as a change in accounting principle and is included in operating results as a Cumulative Effect of a Change in Accounting Principle. SFAS No. 142 provides for a transitional period of up to 12 months. Any need for impairment must be assessed within the first six months and the amount of impairment must be determined within the next six months. Any additional impairment taken in subsequent interim periods during 2002 related to the initial adoption of this statement will require the first quarter financial statements to be restated. During the three months ended March 31, 2002, the Company recognized a goodwill impairment charge of approximately $10,500 due to the initial application of this statement. This charge was due to impairments (net of minority interests and taxes) of the goodwill at the Temperature-Controlled Logistics Corporation and one of the Residential Development Corporations. This charge is reported as a change in accounting principle and is included in the Company's consolidated statements of operations as a "Cumulative Effect of a Change in Accounting Principle" for the three months ended March 31, 2002.

         In prior periods, the Company tested goodwill for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," under which an impairment loss is recognized when expected undiscounted future cash flows are less than the carrying value of the asset. For the year ended December 31, 2001, the expected future operating cash flows of the Temperature-Controlled Logistics Corporation on an undiscounted basis exceeded the carrying amounts of the properties and other long-lived assets, including goodwill. Accordingly, no impairment was recognized under SFAS No. 121. Upon the adoption of SFAS No. 142, the Temperature-Controlled Logistics Corporation compared the fair value of the Temperature-Controlled Logistics Properties based on discounted cash flows to the carrying value of the Temperature-Controlled Logistics Properties and the related goodwill. Based on this test, the fair value did not exceed the carrying value of the Temperature-Controlled Logistics assets and, accordingly, the goodwill was impaired.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that the results of operations, including any gains or losses recognized, be disclosed separately on the Company's consolidated Statements of Operations. The Company adopted SFAS No. 144 on January 1, 2002. Subsequent to January 1, 2002, the Company sold three Office Properties and classified two other office assets as held for sale. See "Note 3. Properties Held for Sale" for a description of the major classes of assets related to these properties. The Company also owned 10 behavioral healthcare properties as of March 31, 2002, which are held for sale. In accordance with SFAS No. 144, the results of operation of these assets have been presented as "Discontinued Operations - Income on Assets Sold and Held for Sale" in the accompanying consolidated statements of operations. The carrying value of the assets held for sale have been reflected as "Properties Held for Disposition, Net" in the accompanying consolidated balance sheet as of December 31, 2001. The adoption of this statement did not materially affect the Company's interim or annual financial statements for the three months ended March 31, 2002. The Company has reclassified certain amounts in prior period financial statements to conform with the new presentation requirements.

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

         The major classes of assets associated with the properties held for sale are as follows:

Behavioral Healthcare Properties

                                                                AS OF
                                                 ------------------------------------
                                                 MARCH 31, 2002      DECEMBER 31, 2001
                                                 ---------------      ---------------


Land                                             $        12,785      $        12,785
Buildings and improvements                                17,019               17,619
Furniture, Fixtures and Equipment                          2,526                2,526
Accumulated Depreciation                                  (4,993)              (4,993)
                                                 ---------------      ---------------
Net Investment in Real Estate                    $        27,337      $        27,937
                                                 ===============      ===============


Office Properties


                                                                 AS OF
                                                 --------------------------------------
                                                  MARCH 31, 2002      DECEMBER 31, 2001
                                                 ----------------      ----------------


Land                                             $         18,166      $         18,866
Buildings and improvements                                 15,980                23,828
Furniture, Fixtures and Equipment                              --                    --
Accumulated Depreciation                                   (4,860)               (5,937)
                                                 ----------------      ----------------
Net Investment in Real Estate                    $         29,286      $         36,757
                                                 ================      ================

4. EARNINGS PER SHARE:

         SFAS No. 128 "Earnings Per Share" ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.





                                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                          -------------------------------------------------------------------------
                                                                           2002                               2001
                                                          -----------------------------------   -----------------------------------
                                                                        Wtd. Avg.  Per Share                 Wtd. Avg.   Per Share
                                                            Income       Shares      Amount       Income       Shares      Amount
                                                          ----------   ----------  ----------   ----------   ----------  ----------
BASIC EPS -
Income before discontinued operations and
   cumulative effect of a change in accounting principle  $   21,392      104,938               $   31,144      107,377
6 3/4% Series A Preferred Share distributions                 (3,375)          --                   (3,375)          --
                                                          ----------   ----------  ----------   ----------   ----------  ----------

Income available to common
   shareholders before discontinued operations and
   cumulative effect of a change in accounting principle  $   18,017      104,938  $     0.17   $   27,769      107,377  $     0.26
Discontinued operations                                        3,034           --        0.03          104           --          --
Cummulative effect of a change in
   accounting principle                                      (10,465)          --       (0.10)          --           --          --
                                                          ----------   ----------  ----------   ----------   ----------  ----------

Net income available to common
   shareholders                                           $   10,586      104,938  $     0.10   $   27,873      107,377  $     0.26
                                                          ==========   ==========  ==========   ==========   ==========  ==========

DILUTED EPS -
Income available to common
   shareholders before discontinued operations and
   cumulative effect of a change in accounting principle  $   18,017      104,938               $   27,769      107,377

Effect of dilutive securities:
   Share and unit options                                         --          510                       --        1,616
                                                          ----------   ----------  ----------   ----------   ----------  ----------

Income available to common
   shareholders before discontinued operations and
   cumulative effect of a change in accounting principle  $   18,017      105,448  $     0.17   $   27,769      108,993  $     0.26
Discontinued operations                                        3,034           --        0.03          104           --          --
Cummulative effect of a change in
   accounting principle                                      (10,465)          --       (0.10)          --           --          --
                                                          ----------   ----------  ----------   ----------   ----------  ----------

Net income available to common
   shareholders                                           $   10,586      105,448  $     0.10   $   27,873      108,993  $     0.26
                                                          ==========   ==========  ==========   ==========   ==========  ==========



         The effect of the conversion of the Series A Convertible Cumulative Preferred Shares is not included in the computation of Diluted EPS for the three months ended March 31, 2002 or 2001, since the effect of their conversion is antidilutive.

5.   SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS:



                                                                                          FOR THE THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                      ------------------------------
                                                                                          2002              2001
                                                                                      ------------      ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid on debt                                                             $     44,674      $     54,883
    Additional interest paid resulting from cash flow hedge agreements                       5,745               877
                                                                                      ------------      ------------
    Total interest paid                                                               $     50,419      $     55,760
                                                                                      ============      ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
    Conversion of Operating Partnership units to common shares with resulting reduction in minority interest and increases in common shares and
       additional paid-in capital                                                     $          8      $         46
    Unrealized net (loss) gain on available-for-sale securities                               (631)              224
    Adjustment of cash flow hedges to fair value                                             7,193            (9,532)
    Impairment related to real estate assets                                                    --             2,150
    Impairment related to real estate assets held for sale                                     600                --

SUPPLEMENTAL SCHEDULE OF TRANSFER OF ASSETS AND ASSUMPTIONS OF LIABILITIES
    PURSUANT TO THE FEBRUARY 14, 2002 AGREEMENT WITH COPI:
     Net investment in real estate                                                    $    570,175      $         --
     Restricted cash and cash equivalents                                                    3,968                --
     Accounts receivable, net                                                               23,338                --
     Investments in real estate mortgages and equity of unconsolidated companies          (309,103)               --
     Notes receivable - net                                                                (29,816)               --
     Income tax asset - current and deferred, net                                           21,784                --
     Other assets, net                                                                      63,263                --
     Notes payable                                                                        (129,157)               --
     Accounts payable - accrued expenses and other liabilities                            (201,159)               --
     Minority Interest - Consolidated real estate partnerships                             (51,519)               --
                                                                                      ------------      ------------
        Increase in cash resulting from the COPI agreement                            $    (38,226)     $         --
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




   SELECTED FINANCIAL INFORMATION:                                                                               TEMPERATURE-
                                                                                                 RESIDENTIAL      CONTROLLED
                                                               OFFICE          RESORT/HOTEL      DEVELOPMENT       LOGISTICS
   FOR THE THREE MONTHS ENDED MARCH 31, 2002                   SEGMENT           SEGMENT           SEGMENT          SEGMENT
--------------------------------------------------------     ------------      ------------     ------------     ------------

Revenue                                                      $    143,017      $     38,524     $     48,065     $         --
Equity in net income (loss) of unconsolidated companies             1,310                --           12,483             (310)
Segment funds from operations                                      80,572            20,910           15,561            5,401

Adjustments to reconcile Funds from Operations to Net Income:
   Depreciation and amortization of real estate assets
   Gain on property sales, net
   Cumulative effect of a change in accounting principle
   Impairment related  to real estate assets
     and assets held for sale
   Adjustment for investments in real estate
    mortgages and equity of unconsolidated companies:
       Office Properties
       Residential Development Properties
       Temperature-Controlled Logistics Properties
       Other
    Unitholder minority interest
    Preferred Share distributions

Net Income



                                                                 CORPORATE
   FOR THE THREE MONTHS ENDED MARCH 31, 2002                    AND OTHER(1)             TOTAL
--------------------------------------------------------        ------------         ------------

Revenue                                                         $      2,226         $    231,832
Equity in net income (loss) of unconsolidated companies               (4,061)               9,422
Segment funds from operations                                        (58,317)(2)           64,127

Adjustments to reconcile Funds from Operations
   to Net Income:
   Depreciation and amortization of real estate assets                                    (32,139)
   Gain on property sales, net                                                              3,764
   Cumulative effect of a change in accounting principle                                  (10,465)
   Impairment related  to real estate assets
     and assets held for sale                                                                (600)
   Adjustment for investments in real estate
    mortgages and equity of unconsolidated companies:
       Office Properties                                                                   (2,162)
       Residential Development Properties                                                    (903)
       Temperature-Controlled Logistics Properties                                         (5,711)
       Other                                                                               (2,646)
    Unitholder minority interest                                                           (2,679)
    Preferred Share distributions                                                           3,375
                                                                                     ------------
Net Income                                                                           $     13,961
                                                                                     ============



                                                                                                               TEMPERATURE-
                                                                                               RESIDENTIAL      CONTROLLED
                                                             OFFICE          RESORT/HOTEL      DEVELOPMENT      LOGISTICS
   FOR THE THREE MONTHS ENDED MARCH 31, 2001                 SEGMENT           SEGMENT           SEGMENT         SEGMENT
------------------------------------------------------     ------------      ------------     ------------     ------------

Revenue                                                    $    152,748      $     15,949     $         --     $         --
Equity in net income of unconsolidated companies                  1,093                --           10,708            2,719
Segment funds from operations                                    90,153            15,752           13,066            8,325

Adjustments to reconcile Funds from Operations to Net Income:
   Depreciation and amortization of real estate assets
   Gain on property sales, net
   Impairment and other adjustments related to the
    behavioral healthcare assets
   Adjustment for investments in real estate
    mortgages and equity of unconsolidated companies:
       Office Properties
       Residential Development Properties
       Temperature-Controlled Logistics Properties
    Unitholder minority interest
    Preferred Share distributions

Net Income






                                                             CORPORATE
   FOR THE THREE MONTHS ENDED MARCH 31, 2001                AND OTHER(1)            TOTAL
------------------------------------------------------      ------------         ------------

Revenue                                                     $      9,003         $    177,700
Equity in net income of unconsolidated companies                   1,846               16,366
Segment funds from operations                                    (55,035)(2)           72,261

Adjustments to reconcile Funds from Operations
   to Net Income:
   Depreciation and amortization of real estate assets                                (29,495)
   Gain on property sales, net                                                          1,330
   Impairment and other adjustments related to the
    behavioral healthcare assets                                                       (2,150)
   Adjustment for investments in real estate
    mortgages and equity of unconsolidated companies:
       Office Properties                                                               (2,040)
       Residential Development Properties                                              (2,358)
       Temperature-Controlled Logistics Properties                                     (5,606)
    Unitholder minority interest                                                       (4,069)
    Preferred Share distributions                                                       3,375
                                                                                 ------------
Net Income                                                                       $     31,248
                                                                                 ============

IDENTIFIABLE ASSETS:                                                        Temperature-
                                                             Residential     Controlled
                                 Office       Resort/Hotel   Development      Logistics     Corporate
                                 Segment        Segment        Segment         Segment     and Other(1)       Total
                               ------------   ------------   ------------   ------------   ------------   ------------
BALANCE AT MARCH 31, 2002      $  2,664,835   $    506,655   $    764,434   $    297,910   $    215,074   $  4,448,908
                                                                                                          ============


BALANCE AT DECEMBER 31, 2001   $  2,727,939   $    442,724   $    371,535   $    308,427   $    291,524   $  4,142,149
                                                                                                          ============



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

7.   INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES

         Investments in which the Company does not have a controlling interest are accounted for under the equity method. The following is a summary of the Company's ownership in significant joint ventures or equity investments:



                                                                                              COMPANY'S OWNERSHIP
                      Entity                                   CLASSIFICATION                 AS OF MARCH 31, 2002
--------------------------------------------------- -------------------------------------   --------------------------
Mira Vista Development Corp.                              Residential Development                 94.0%(2)(3)
Houston Area Development Corp.                            Residential Development                 94.0%(2)(4)
The Woodlands Land Development
    Company, L.P.(1)                                      Residential Development                 42.5%(2)(5)(6)
Desert Mountain Commercial, L.L.C.(1)                     Residential Development                 46.5%(2)(7)
East West Resorts Development II, L.P., L.L.L.P.(1)       Residential Development                 38.5%(2)(8)
Blue River Land Company, L.L.C.(1)                        Residential Development                 31.8%(2)(9)
Iron Horse Investments, L.L.C.(1)                         Residential Development                 27.1%(2)(10)
Manalapan Hotel Partners(1)                               Residential Development                 24.0%(2)(11)
Temperature-Controlled Logistics Partnership          Temperature-Controlled Logistics            40.0%(12)
Main Street Partners, L.P.                                Office (Bank One Center)                50.0%(13)
The Woodlands Commercial Properties Company, L.P.                  Office                         42.5%(6)(14)
Crescent 5 Houston Center, L.P.                          Office (5 Houston Center)                25.0%(15)
Austin PT BK One Tower Office Limited Partnership         Office (Bank One Tower)                 20.0%(16)
Houston PT Four Westlake Office Limited Partnership     Office (Four Westlake Park)               20.0%(16)
DBL Holdings, Inc.                                                 Other                          97.4%(17)
CR License, L.L.C.                                                 Other                          30.0%(18)
Woodlands Operating Company, L.P.                                  Other                          42.5%(5)(6)



----------
(1) On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, pursuant to a strict foreclosure, COPI's interests in substantially all of the voting stock in three of the Company's Residential Development Corporations (Desert Mountain Development Corporation ("DMDC"), The Woodlands Land Company, Inc. ("TWLC"), and Crescent Resort Development, Inc. ("CRDI")) and in CRL Investments, Inc. ("CRLI"). As a result, the Company fully consolidated the operations of these entities beginning on the dates of the asset transfers. The Woodlands Land Development Company, L.P. is an unconsolidated equity investment of TWLC. Desert Mountain Commercial, L.L.C. is an unconsolidated equity investment of DMDC. East West Resorts Development II, L.P., L.L.L.P., Blue River Land Company, L.L.C., Iron Horse Investments, L.L.C., and Manalapan Hotel Partners, (collectively, the "CRD Subsidiaries") are unconsolidated equity investments of CRDI.

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

         AmeriCold Logistics deferred $3,000 of the total $35,000 of rent for the three months ended March 31, 2002. The Company's share of the deferred rent was $1,200 and the Company recorded a 100% valuation allowance for the deferred rent. In December 2001, the Temperature Controlled Logistics Corporation waived its right to collect $39,800 of the total $49,900 of deferred rent, of which the Company's share was $15,900. The Temperature-Controlled Logistics Corporation and the Company began to recognize rental income when earned and collected during the year ended December 31, 2000 and continued this accounting treatment for the year ended December 31, 2001 and the quarter ended March 31, 2002; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Company related to the Temperature-Controlled Logistics Corporation's decision to waive collection of deferred rent.

         The following table shows the total, and the Company's portion of, deferred rent and valuation allowance at December 31, 2001 and for the three months ended March 31, 2002.



                                             DEFERRED RENT                       VALUATION ALLOWANCE
                                 -----------------------------------     -----------------------------------
                                                         COMPANY'S                               COMPANY'S
                                      TOTAL              PORTION              TOTAL              PORTION
                                 ---------------     ---------------     ---------------     ---------------
Balance at December 31, 2001     $        10,100     $         3,900     $            --     $            --
For the three months ended
   March 31, 2002                          3,000               1,200               3,000               1,200
                                 ---------------     ---------------     ---------------     ---------------
Total                            $        13,100     $         5,100     $         3,000     $         1,200
                                 ===============     ===============     ===============     ===============



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

BALANCE SHEETS:


                                                                        AS OF MARCH 31, 2002
                                             ------------------------------------------------------------------------
                                                                THE
                                                 OTHER       WOODLANDS
                                              RESIDENTIAL      LAND        TEMPERATURE-
                                              DEVELOPMENT   DEVELOPMENT     CONTROLLED
                                             CORPORATIONS  COMPANY, L.P.     LOGISTICS       OFFICE         OTHER
                                             ------------   ------------   ------------   ------------   ------------

Real estate, net                             $    111,976   $    372,289   $  1,255,764   $    547,429
Cash                                                8,807          2,617         41,734         12,779
Other assets                                        9,500         36,482         59,217         32,635
                                             ------------   ------------   ------------   ------------
     Total assets                            $    130,283   $    411,388   $  1,356,715   $    592,843
                                             ============   ============   ============   ============

Notes payable                                $     70,264   $    250,763   $    555,617   $    319,408
Notes payable to the Company                          251         10,638          4,833             --
Other liabilities                                  41,701         53,309         52,361         18,532
Equity                                             18,067         96,678        743,904        254,903
                                             ------------   ------------   ------------   ------------
      Total liabilities and equity           $    130,283   $    411,388   $  1,356,715   $    592,843
                                             ============   ============   ============   ============

Company's share of unconsolidated debt(1)    $     17,204   $    106,574   $    222,247   $    121,380
                                             ============   ============   ============   ============

Company's investments in real estate
  mortgages and equity of uncon-
  solidated companies                        $     47,431   $     41,469   $    297,910   $    100,395   $     39,713
                                             ============   ============   ============   ============   ============




                                                                            AS OF DECEMBER 31, 2001
                                           ----------------------------------------------------------------------------------------
                                             CRESCENT        OTHER             THE
                                              RESORT       RESIDENTIAL      WOODLANDS      TEMPERATURE-
                                           DEVELOPMENT,    DEVELOPMENT         LAND         CONTROLLED
                                               INC.       CORPORATIONS    COMPANY, INC.      LOGISTICS       OFFICE         OTHER
                                           ------------   ------------    --------------   ------------    ----------     ---------
Real estate, net                            $  393,784     $  173,991     $  365,636       $  1,271,809    $  553,147
Cash                                            17,570          7,973          2,688             23,979        28,224
Other assets                                    31,749         94,392         32,244             83,424        31,654
                                            ----------     ----------     ----------       ------------    ----------
     Total assets                           $  443,103     $  276,356     $  400,568       $  1,379,212    $  613,025
                                            ==========     ==========     ==========       ============    ==========

Notes payable                               $       --     $       --     $  225,263       $    558,951    $  324,718
Notes payable to the Company                   180,827         60,000             --              4,831            --
Other liabilities                              232,767        168,671         74,271             46,945        29,394
Equity                                          29,509         47,685        101,034            768,485       258,913
                                            ----------     ----------     ----------       ------------    ----------
      Total liabilities and equity          $  443,103     $  276,356     $  400,568       $  1,379,212    $  613,025
                                            ==========     ==========     ==========       ============    ==========

Company's share of unconsolidated debt(1)   $       --     $       --     $   90,949       $    223,580    $  126,580
                                            ==========     ==========     ==========       ============    ==========

Company's investments in real estate
  mortgages and equity of uncon-
  solidated companies                       $  222,082     $  120,407     $   29,046       $    308,427    $  121,423     $  36,932
                                            ==========     ==========     ==========       ============    ==========     =========



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

SUMMARY STATEMENTS OF OPERATIONS:


                                                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                       ----------------------------------------------------------------------
                                                        THE
                                          OTHER       WOODLANDS
                                        RESIDENTIAL      LAND       TEMPERATURE-
                                        DEVELOPMENT  DEVELOPMENT     CONTROLLED
                                       CORPORATIONS  COMPANY, LP.    LOGISTICS(1)      OFFICE        OTHER
                                       ------------  ------------   --------------   ------------  ----------

    Total revenue                      $    88,014   $    35,856    $      31,959     $   24,111
    Expense:
       Operating expense                    79,498(2)     15,383            6,986(2)      10,638
       Interest expense                      1,619           929           10,932          4,420
       Depreciation and amortization         1,830           871           14,816          5,493
       Tax (benefit) expense                   (70)          406               --             --
                                       -----------   -----------    -------------     ----------
    Total expense                           82,877        17,589           32,734         20,551
                                       -----------   -----------    -------------     ----------

    Net income                         $     5,137   $    18,267    $        (775)(2) $    3,560
                                       ===========   ===========    =============     ==========

    Company's equity in net income
      of unconsolidated companies      $     2,783   $     9,700    $        (310)    $    1,310  $   (4,061)(3)
                                       ===========   ===========    =============     ==========  ==========










                                                                  FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                    ----------------------------------------------------------------------------------------------
                                      CRESCENT          OTHER            THE
                                       RESORT         RESIDENTIAL      WOODLANDS      TEMPERATURE-
                                    DEVELOPMENT,      DEVELOPMENT        LAND          CONTROLLED
                                        INC.         CORPORATIONS    COMPANY, INC.      LOGISTICS         OFFICE          OTHER
                                    ------------     ------------    -------------    --------------     ----------     ----------

  Total revenue                       $ 60,928         $ 19,364         $ 31,764         $ 38,106         $ 19,919
  Expense:
     Operating expense                  49,798           16,867           19,984            4,998(1)         8,040
     Interest expense                    1,447              315            1,283           11,416            5,282
     Depreciation and amortization       1,415            1,512            1,683           14,642            4,136
     Tax (benefit) expense                 791             (680)           3,526               --               --
                                       -------          -------         --------         --------         --------
  Total expense                         53,451           18,014           26,476           31,056           17,458
                                       -------          -------         --------         --------         --------

  Net income                           $ 7,477          $ 1,350         $  5,288         $  7,050         $  2,461
                                       =======          =======         ========         ========         ========


  Company's equity in net income
    of unconsolidated companies        $ 6,730          $ 1,305         $  2,673         $  2,719         $  1,093      $  1,846
                                       =======          =======         ========         ========         ========      ========


----------
(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

(2) Excludes the goodwill write-off for TCL and one of the Residential Development Corporations, which is recorded on the accompanying financial statements as a cumulative change in accounting principle.

(3) Includes impairment of an investment in real estate partnership of $1,200 and impairment of DBL-CBO of $2,600.

8.   NOTES PAYABLE AND BORROWINGS UNDER FLEET FACILITY:

         The following is a summary of the Company's debt financing at March 31, 2002:






                                                                                                                   BALANCE
                                                                                                               OUTSTANDING AT
                                                                                                               MARCH 31, 2002
                                                                                                               ---------------
SECURED DEBT

  Fleet Fund I and II Term Loan due May 2005, bears interest at LIBOR plus 325 basis points (at March 31, 2002, the interest rate was 5.17%), with a four-year interest-only term,
  secured by equity interests in Funding I and II                                                              $       275,000

  AEGON Partnership Note(1) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Funding III, IV and V
  Properties                                                                                                           268,781

  LaSalle Note I(2) bears interest at 7.83% with an initial seven-year interest-only term (through
  August 2002), followed by principal amortization based on a 25-year amortization schedule
  through maturity in August 2027, secured by the Funding I Properties                                                 239,000

  Deutsche Bank-CMBS Loan(3)  due May 2004, bears interest at the 30-day LIBOR rate plus 234 basis points (at March 31, 2002, the interest rate was 5.84%), with a three-year interest-only term
  and two one-year extension options, secured by the Funding X Properties and Spectrum Center                          220,000

  JP Morgan Mortgage Note(4), bears interest at a fixed rate of 8.31% with principal amortization based on a 15-year amortization schedule through maturity in October 2016,
  secured by the Houston Center mixed-use Office Property complex                                                      198,448

  LaSalle Note II(5) bears interest at 7.79% with an initial seven-year interest-only term (through
  March 2003), followed by principal amortization based on a 25-year amortization schedule
  through maturity in March 2028, secured by the Funding II Properties                                                 161,000

  CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured
  by the MCI Tower Office Property and Denver Marriott City Center Resort/Hotel Property                                63,500

  Metropolitan Life Note V(6)  due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran
  Center Office Property                                                                                                38,558

  Northwestern Life Note due January 2004, bears interest at 7.66% with an interest-only term,
  secured by the 301 Congress Avenue Office Property                                                                    26,000

  National Bank of Arizona Revolving Line of Credit(7)  due November 2003, secured by certain
  DMDC assets                                                                                                           21,110

  Woodmen of the World Note(8) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through April 2006), followed by principal amortization based on a 25-year
  amortization schedule, secured by the Avallon IV Office Property                                                       8,500

  Nomura Funding VI Note(9) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in
  July 2020, secured by the Funding VI Property                                                                          8,148

                                                                                                                 BALANCE
                                                                                                             OUTSTANDING AT
                                                                                                             MARCH 31, 2002
                                                                                                            ---------------
SECURED DEBT - CONTINUED

  Mitchell Mortgage Note due August 2002, bears interest at 7.00% with an interest-only term,
  secured by four of The Woodlands Office Properties                                                                  6,244

  Rigney Promissory Note due November 2012, bears interest at 8.50% with quarterly principal and
  interest payments based on a 15-year amortization schedule, secured by a parcel of land                               641

  Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from 4.40% to 10.00% at March 31, 2002, with maturities ranging between June 2002 and
  December 2004, secured by various CRDI projects                                                                    95,412

UNSECURED DEBT

  Fleet Facility(10) due May 2004, bears interest at LIBOR plus 187.5 basis points (at March 31,
  2002, the interest rate was 3.76%), with a three-year interest-only term and a
  one-year extension option                                                                                         334,500

  2007 Notes(11)  bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due
  September 2007                                                                                                    250,000

  2002 Notes(11) bear interest at a fixed rate of 7.00% with a five-year interest-only term, due
  September 2002                                                                                                    150,000

  Other obligations, with fixed interest rates ranging from 8.00% to 12.00% and variable interest rates ranging from the Fed Funds rate plus 150 basis points to LIBOR plus 375 basis
  points and with maturities ranging between November 2002 and January 2004                                          15,541
                                                                                                            ---------------


              Total Notes Payable                                                                           $     2,380,383
                                                                                                            ===============


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

         The following table shows information regarding the Company's cash flow hedge agreements as of March 31, 2002 and interest expense for the three months ended March 31, 2002:


                                                                                                                 ADDITIONAL
                                                                                                              INTEREST EXPENSE
     ISSUE              NOTIONAL              MATURITY              REFERENCE               FAIR            FOR THE THREE MONTHS
     DATE                AMOUNT                 DATE                  RATE               MARKET VALUE       ENDED MARCH 31, 2002
---------------    ------------------    ------------------    ------------------     ------------------    --------------------

        7/21/99    $          200,000                9/2/03                 6.183%    $           (8,236)    $            2,051
        5/15/01               200,000                2/3/03                  7.11                 (7,840)                 2,627
        4/14/00               100,000               4/18/04                  6.76                 (5,658)                 1,199

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



                                                                                                      ADDITIONAL
                                                                                                 CAPITALIZED INTEREST
     ISSUE             NOTIONAL          MATURITY           REFERENCE            FAIR            FOR THE THREE MONTHS
     DATE               AMOUNT             DATE               RATE            MARKET VALUE       ENDED MARCH 31, 2002
---------------    ---------------    ---------------    ---------------     ---------------     --------------------

       1/2/2001    $        10,818         11/16/2002              8.455%    $          (388)    $                 64
       9/4/2001              6,650           9/4/2003               7.12                 (72)                      24
       9/4/2001              4,800           9/4/2003               7.12                 (52)                      18


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

         The Company's total net tax asset of approximately $28,700 includes $20,900 of net deferred tax assets and a $7,800 net current tax receivable at March 31, 2002. The tax effects of each type of temporary difference that give rise to a significant portion of the $20,900 deferred tax asset are as follows:


Deferred recognition of DMDC club membership revenue           $     26,800
Recognition of development land cost of sales at DMDC
   and TWLC                                                         (10,500)
Recognition of hotel lease cost                                       6,700
Other                                                                (2,100)
                                                               ------------
Total deferred tax asset                                       $     20,900
                                                               ============




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

         As of March 31, 2002, GMAC Commercial Mortgage Corporation ("GMACCM") held $218,400 of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units initially received a preferred variable-rate dividend previously calculated at LIBOR plus 450 basis points. Beginning March 16, 2002, the preferred variable-rate dividend increased to LIBOR plus 550 basis points, which resulted in a dividend rate of approximately 7.38% per annum as of March 31, 2002. The Class A Units are redeemable at the option of the Company at the original purchase price. Subsequent to March 31, 2002, the Company redeemed approximately $101,100 of the Class A Units from GMACCM.

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


                                                                                                                       ANNUAL
                                        DIVIDEND/           TOTAL                RECORD             PAYMENT           DIVIDEND/
             SECURITY                 DISTRIBUTION         AMOUNT                 DATE               DATE           DISTRIBUTION
--------------------------------    ---------------    ---------------       ---------------    ---------------    ---------------

 Common Shares/Units(1)             $         0.375    $        49,706(2)            1/31/02            2/15/02    $          1.50
 Common Shares/Units(1)                       0.375             49,825(2)            4/30/02            5/15/02               1.50
 6 3/4% Series A Preferred Shares             0.422              3,375               1/31/02            2/15/02             1.6875
 6 3/4% Series A Preferred Shares             0.422              4,556             4/30/2002            5/15/02             1.6875


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

         In March 1999, DBL-CBO, Inc. acquired $6,000 aggregate principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Island limited liability company. At March 31, 2002 this investment was valued at approximately $2,700. During the three months ended March 31, 2002, the Company recognized an impairment charge related to this investment of $2,600.

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

         The major classes of assets and liabilities associated with the Cedar Springs Plaza Office Property are as follows:




                                                   AS OF
                                             DECEMBER 31, 2001
                                             ----------------


Land                                          $           700
Buildings and improvements                              7,831
Accumulated depreciation                               (1,310)
                                              ---------------
Properties held for disposition, net                    7,221
Other assets                                              263


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

         Under the Agreement, the Company has agreed to provide approximately $14,000 to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. As of March 31, 2002, the Company estimated that the value of the common shares that will be issued to the COPI stockholders will be approximately $5,000 to $8,000. The Agreement provides that COPI and the Company will seek to have a plan of reorganization for COPI, reflecting the terms of the Agreement and a draft plan of reorganization, approved by the bankruptcy court. The actual value of the common shares issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary substantially from the estimated amount.

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

SERIES A PREFERRED OFFERING

         On April 26, 2002, the Company completed an institutional placement (the "April 2002 Series A Preferred Offering") of 2,800,000 shares of 6 3/4% Series A Convertible Cumulative Preferred Shares (the "Series A Preferred Shares") with a liquidation preference of $25.00 per share. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of .6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. Net proceeds to the Company from the April 2002 Series A Preferred Offering after underwriting discounts of approximately $1,000 and other offering costs of approximately $300 were approximately $49,100. The net proceeds from the April 2002 Series A Preferred Offering were used to redeem Class A Units from GMACCM.

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

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by terms such as "believe," "expect" and "may"

         Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those described in the forward-looking statements.

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


                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                            --------------------------------------------

                                                                            PERCENTAGE/
                                                                          POINT INCREASE
                                               2002           2001          (DECREASE)
                                            --------       --------       --------------
         (IN MILLIONS)
         Same-store Revenues                $  141.6       $  138.7            2.1%
         Same-store Expenses                   (67.0)         (63.7)           5.2%
                                            --------       --------
         Net Operating Income               $   74.6       $   75.0           (0.5)%
                                            ========       ========
         Weighted Average Occupancy             90.0%          92.6%          (2.6)pts

         The following table shows renewed or re-leased leasing activity and the percentage increase of leasing rates for signed leasing rates compared to expiring leasing rates at the Company's Office Properties owned as of March 31, 2002.


                                     FOR THE THREE MONTHS ENDED MARCH 31, 2002
                             --------------------------------------------------------

                                    SIGNED                 EXPIRING        PERCENTAGE
                                    LEASES                  LEASES          INCREASE
                             ----------------------    ----------------    ----------
Renewed or Re-leased(1)         585,000 sq. ft.               N/A              N/A

Weighted average full-
  service rental rate(2)     $    21.55 per sq. ft.    $  20.14 per sq.      7.0% ft.

FFO annual net effective
  rental rate(3)(4)          $    11.91 per sq. ft.    $  10.53 per sq.     13.1% ft.

----------

(1)  All of which have commenced or will commence during the next 12 months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and expense recoveries.

(3) Calculated as weighted average full-service rental rate minus operating expenses.

(4) Funds from operations of FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, effective January 1, 2000, and as used herein, means net income (loss), determined in accordance with GAAP excluding gains (losses) from sales of depreciable operating property, excluding extraordinary items, as defined by GAAP, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFD is a non-GAAP measure and should not be considered an alternative to GAAP measures, including net income and cash generated from operating activities. For a more detailed definition and description of FFO and comparisons to GAAP measures, see "Liquidity and Capital Resources - Funds from Operations," below.

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


                                                            FOR THE THREE MONTHS
         UPSCALE BUSINESS-CLASS HOTELS                        ENDED MARCH 31,
                                                    --------------------------------------
                                                                               PERCENTAGE/
                                                                                 POINT
                                                      2002          2001        DECREASE
                                                    --------      --------     -----------
         Weighted average occupancy                       65 %          73 %       (8) pts
         Average daily rate                         $    116      $    121         (4) %
         Revenue per available room/guest night     $     76      $     88        (14) %



                                                            FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                    --------------------------------------
                                                                               PERCENTAGE/
                                                                                 POINT
         LUXURY AND DESTINATION FITNESS RESORTS                                 INCREASE
         AND SPAS                                    2002       2001           (DECREASE)
                                                    ------     ------          -----------
         Weighted average occupancy                     75 %       79 %         (4) pts
         Average daily rate                         $  515     $  507            2  %
         Revenue per available room/guest night     $  378     $  396           (5) %

         As of March 31, 2002, the Company owned nine Resort/Hotel Properties. The following table shows Resort/Hotel Property same-store net operating income for the three months ended March 31, 2002 and 2001, for the nine Resort/Hotel Properties owned during both of these periods.


                                                      FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                    -----------------------
                                                                                PERCENTAGE
                                                      2002           2001        DECREASE
                                                    ---------     ---------     ----------
(DOLLARS IN THOUSANDS)
Upscale Business-Class Hotels                       $   4,353     $   5,215        (17) %
Luxury and Destination Fitness Resorts and Spas        10,770        11,956        (10)
                                                    ---------     ---------
All Resort/Hotel Properties                         $  15,123     $  17,171        (12) %
                                                    =========     =========

RESIDENTIAL DEVELOPMENT SEGMENT

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, pursuant to a strict foreclosure, COPI's voting interests in three of the Residential Development Corporations: The Woodlands Land Company, Inc. ("TWLC"), Desert Mountain Development Corporation ("DMDC") and Crescent Resort Development, Inc. ("CRDI"). The Company fully consolidated the operations of the three Residential Development Corporations beginning on the dates of the asset transfers. Management plans to reinvest returned capital from the Residential Development Segment primarily into the Office Segment where the Company expects to achieve favorable rates of return.

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



                                                FOR THE THREE MONTHS
                                                   ENDED MARCH 31,
                                   --------------------------------------------

                                         2002                         2001
                                   ----------------            ----------------
Residential lot sales                     227                         381
Average sales price per lot        $   52,000                  $   69,000
Commercial land sales                      34 acres                     3 acres
Average sales price per acre       $  274,000                  $  470,000

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


                                         FOR THE THREE MONTHS
                                            ENDED MARCH 31,
                                         ---------------------
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


                                                   FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                             --------------------------------
                                                2002                  2001
                                             ----------           -----------
Active projects                                      15                    12
Residential lot sales                                 4                     2
Residential unit sales:
  Townhome sales                                      1                     4
  Condominium sales                                 158                     9
Timeshare equivalent unit sales                       5                    --
Average sales price per residential lot      $   51,000           $   240,000
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

         AmeriCold Logistics deferred $3.0 million of the total $35.0 million of rent for the three months ended March 31, 2002. The Company's share of the deferred rent was $1.2 million and the Company recorded a 100% valuation allowance for the deferred rent. In December 2001, the Temperature Controlled Logistics Corporation waived its right to collect $39.8 million of the total $49.9 million of deferred rent, of which the Company's share was $15.9 million. The Temperature-Controlled Logistics Corporation and the Company began to recognize rental income when earned and collected during the year ended December 31, 2000 and continued this accounting treatment for the year ended December 31, 2001 and the quarter ended March 31, 2002; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Company related to the Temperature-Controlled Logistics Corporation's decision to waive collection of deferred rent.

         The following table shows the total, and the Company's portion of, deferred rent and valuation allowance at December 31, 2001 and for the three months ended March 31, 2002.


                                          DEFERRED RENT            VALUATION ALLOWANCE
                                     -----------------------     ---------------------
(IN MILLIONS)                                      COMPANY'S                   COMPANY'S
                                       TOTAL        PORTION        TOTAL        PORTION
                                     ---------     ---------     ---------     ---------
Balance at December 31, 2001         $    10.1     $     3.9     $      --     $      --
For the three months ended
   March 31, 2002                          3.0           1.2           3.0           1.2
                                     ---------     ---------     ---------     ---------
                                     $    13.1     $     5.1     $     3.0     $     1.2
                                     =========     =========     =========     =========

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


                                                                                                     TOTAL VARIANCE IN
                                                                  FINANCIAL DATA AS A PERCENTAGE   DOLLARS (IN MILLIONS)
                                                                 OF TOTAL REVENUES FOR THE THREE     BETWEEN THE THREE
                                                                         ENDED MARCH 31,               MONTHS ENDED
                                                                 -------------------------------         MARCH 31,
                                                                      2002             2001            2002 AND 2001
                                                                      -----            -----       ---------------------
REVENUE:
   Office Property                                                     61.7  %          86.0 %          $    (9.8)
   Resort/Hotel Property                                               16.6              8.9                 22.6
   Residential Development Property                                    20.7               --                 48.1
   Interest and other income                                            1.0              5.1                 (6.8)
                                                                      -----            -----            ---------
      TOTAL REVENUE                                                   100.0  %         100.0 %          $    54.1
                                                                      -----            -----            ---------

EXPENSE:
   Office Property operating expense                                   28.3  %          37.2 %          $    (0.5)
   Resort/Hotel Property expense                                       10.3               --                 24.0
   Residential Development Property expense                            18.2               --                 42.2
   Corporate general and administrative                                 2.8              3.0                  1.1
   Interest expense                                                    18.2             26.7                 (5.2)
   Amortization of deferred financing costs                             1.0              1.3                 (0.1)
   Depreciation and amortization                                       14.5             17.0                  3.4
   Impairment and other charges related to real estate assets            --              1.2                 (2.2)
                                                                      -----            -----            ---------
      TOTAL EXPENSE                                                    93.3  %          86.4 %          $    62.7
                                                                      -----            -----            ---------
OPERATING INCOME                                                        6.7  %          13.6 %          $    (8.6)
                                                                      -----            -----            ---------

OTHER INCOME AND EXPENSE:
   Equity in net income (loss) of unconsolidated companies:
      Office properties                                                 0.6  %           0.6 %          $     0.2
      Residential development properties                                5.4              6.0                  1.8
      Temperature-controlled logistics properties                      (0.1)             1.5                 (3.0)
      Other                                                            (1.8)             1.1                 (5.9)
                                                                      -----            -----            ---------
      TOTAL EQUITY IN NET INCOME FROM
      UNCONSOLIDATED COMPANIES                                          4.1  %           9.2 %          $    (6.9)

   Gain on property sales, net                                           --              0.2                 (0.3)
                                                                      -----            -----            ---------
      TOTAL OTHER INCOME AND EXPENSE                                    4.1  %           9.4 %          $    (7.2)
                                                                      -----            -----            ---------

INCOME BEFORE MINORITY INTERESTS, INCOME TAXES,
   DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT
   OF A CHANGE IN ACCOUNTING PRINCIPLE                                 10.8  %          23.0 %          $   (15.8)

   Minority interests                                                  (3.4)            (5.5)                 1.7
   Income tax benefit                                                   1.8               --                  4.3
                                                                      -----            -----            ---------

INCOME BEFORE DISCONTINUED OPERATIONS AND
   CUMULATIVE EFFECT OF A CHANGE IN AN
   ACCOUNTING PRINCIPLE                                                 9.2  %          17.5 %          $    (9.8)

   Discontinued operations - income and gain on assets
   sold and held for sale                                               1.3              0.1                  3.0
   Cumulative effect of a change in accounting principle               (4.5)              --                (10.5)
                                                                      -----            -----            ---------
NET INCOME                                                              6.0  %          17.6 %          $   (17.3)

   6 3/4% Series A Preferred Share distributions                       (1.4)            (1.9)                  --
                                                                      -----            -----            ---------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                             4.6  %          15.7 %          $   (17.3)
                                                                      =====            =====            =========

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001

         Total revenues increased $54.1 million, or 30.4%, to $231.8 million for the quarter ended March 31, 2002, as compared to $177.7 million for the quarter ended March 31, 2001. The primary components of the increase are:

         o an increase in Resort/Hotel Property revenue of $22.6 million due to the consolidation, beginning February 14, 2002, of the operations of eight of the Resort/Hotel Properties, as a result of the COPI transaction (previously the Company recognized a lease payment);

         o the inclusion of Residential Development Property Revenue of $48.1 million due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction,(previously the Company recorded its share of earnings under the equity method); partially offset by

         o a decrease in Office Property revenue of $9.8 million primarily due to the disposition five Office Properties in 2001 and the contribution of two Office Properties to joint venture in 2001; and

         o     a decrease in interest and other income of $6.8 million.

         Total expense increased $62.7 million, or 40.8%, to $216.2 million for the three months ended March 31, 2002, as compared to $153.5 million for the three months ended March 31, 2001. The primary components of this increase are:

         o an increase in Resort/Hotel Property expense of $24.0 million due to the consolidation of eight of the Resort/Hotel Properties, beginning February 14, 2002, as a result of the COPI transaction; and

         o an increase in Residential Development Property expense of $42.2 million due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction; partially offset by

         o     a decrease in interest expense of $5.2 million.

         Other income and expense decreased $7.2 million, or 43.4%, to $9.4 million for the three months ended March 31, 2002, as compared to $16.6 million for the three months ended March 31, 2001, primarily as a result of:

         o a decrease in equity in net income of unconsolidated companies of $6.9 million; and

         o     a decrease in gain on property sales of $0.3 million.

         Net income decreased $17.3 million, or 55.3%, to $14.0 million for the three months ended March 31, 2002, as compared to $31.3 million for the three months ended March 31, 2001, primarily as a result of:

         o the changes in total revenue, total expense and other income and expense described above; and

         o a loss of $10.5 million resulting from a cumulative effect of a change in accounting principle for the three months ended March 31, 2002, resulting in a charge that is primarily attributable to an impairment (net of minority interests and taxes) of the goodwill of the Temperature-Controlled Logistics Corporation and one of the Residential Development Corporations; partially offset by

         o an income tax benefit of $4.3 million of tax expense, which includes a current tax expense of $2.4 million, offset by a tax benefit of $6.7 million that resulted from the temporary difference between the financial reporting basis and the respective tax basis of the hotel leases acquired as part of the COPI transaction; and

         o an increase in income from discontinued operations from assets held for sale of $3 million, primarily due to the gain on a sale of one Office Property; partially offset by an impairment charge of $0.6 million related to a behavioral healthcare property.

OFFICE SEGMENT


                                         FOR THE THREE MONTHS
                                            ENDED MARCH 31,          VARIANCE
                                         --------------------   -----------------
(in millions)                              2002       2001        $            %
-------------                             ------     ------     ------       ----
Office Property Revenue                   $143.0     $152.8     $ (9.8)      (6.4)%
Office Property Operating Expense           65.5       66.0       (0.5)      (0.8)%
Equity in Earnings of Unconsolidated
  office properties                          1.3        1.1        0.2       18.2%

         Office Property revenue decreased $9.8 million, or 6.4%, to $143.0 million for the three months ended March 31, 2002, as compared to $152.8 million for the three months ended March 31, 2001. The components of the decrease are as follows:

         o decreased revenue of $12.0 million due to the disposition of five Office Properties in 2001; and the contribution of two Office Properties to joint ventures in 2001;

         o     decreased other revenue of $1.2 million; partially offset by

         o increased revenue of $3.4 million primarily as a result of increased full-service weighted average rental rates due to renewals at the Greenway Plaza Office Property and the Houston Center Office Property.

         Office Property operating expense decreased $0.5 million, or 0.8%, to $65.5 million for the three months ended March 31, 2002, as compared to $66.0 million for the three months ended March 31, 2001. The primary components of the decrease are as follows:

         o decreased expenses of $3.8 million due to the disposition of five Office Properties in 2001; and the contribution of two Office Properties to joint ventures in 2001;

         o decreased office property utility expense of $2.9 million due to an energy contract effective for certain Texas Properties during the quarter ended March 31, 2002; partially offset by

         o increased expenses of $6.0 million from the consolidated Office Properties that the Company owned or had an interest in as of March 31, 2002, primarily as a result of increased operating expenses due to security, insurance and the timing of repairs and maintenance.

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


                                    FOR THE THREE MONTHS
                                        ENDED MARCH 31,                VARIANCE
                                   ------------------------     ------------------------
(in millions)                         2002           2001           $              %
------------                       ---------      ---------     ---------      ---------
Resort/Hotel Property Revenue      $    38.5      $    15.9
Resort/Hotel Property Expense          (23.9)            --
                                   ---------      ---------     ---------      ---------
Net Operating Income               $    14.6      $    15.9     $    (1.3)          (8.2)%
                                   =========      =========     =========      =========

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


                                              FOR THE THREE MONTHS
                                                 ENDED MARCH 31,              VARIANCE
                                             ----------------------      -------------------
(in millions)                                   2002         2001           $               %
------------                                 --------      --------      ---------     -----
Residential Development Property Revenue     $   48.1      $     --
Residential Development Property Expense        (42.2)           --

Depreciation/Amortization                        (0.9)           --
Equity in net income of Unconsolidated
  Residential Development Properties             12.5          10.7
Minority Interests                               (1.3)           --
Income Tax Provision                             (2.2)           --
                                             --------      --------      ---------     ----
Net Operating Income                         $   14.0      $   10.7      $     3.3     30.8 %
                                             ========      ========      =========     ====

         Residential Development Property net operating income increased $3.3 million, or 30.8%, to $14.0 million for the three months ended March 31, 2002, as compared to $10.7 million for the three months ended March 31, 2001. The primary components of the increase in net operating income are:

         o $6.0 million gain due to the disposition of two properties at the Woodlands and sales of commercial acreage at the Woodlands; partially offset by

         o lower lot sales of $0.9 million due to a lower number of lot sales at the Woodlands Land Development Company and HADC; and

         o     $1.4 million reduced capitalized interest at CRDI.

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT


                                                FOR THE THREE MONTHS
                                                   ENDED MARCH 31,              VARIANCE
                                                --------------------     -------------------
(in millions)                                     2002         2001         $           %
------------                                    -------      -------     -------      ------
Equity in earnings (loss) of unconsolidated
Temperature-Controlled Logistics Properties     $  (0.3)     $   2.7     $  (3.0)     (111.1)%

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

         o decreased payments from Charter Behavioral Health Systems, LLC of $1.5 million;

         o decreased dividend income of $0.8 million due to the sale of marketable securities in 2001; and

         o decreased interest income of $1.3 million due to lower overnight interest rates and lower restricted cash balances.

INTEREST EXPENSE

         The decrease in interest expense of $5.2 million, or 10.9%, for the three months ended March 31, 2002, as compared to the same period in 2001, is primarily attributable to a decrease in the weighted average interest rate of 0.94% (from 8.39% to 7.45%), or $5.4 million of interest expense, due to the debt refinancing in May of 2001 and lower LIBOR rates, partially offset by an increase in the average debt balance.

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

DISCONTINUED OPERATIONS

         The income from discontinued operations from assets held for sale increased $3.0 million, or 1500%, to $3.1 million for the three months ended March 31, 2002, compared to $0.1 million for the three months ended March 31, 2001. This increase is primarily due to:

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

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         In conjunction with the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company reported a cumulative effect of a change in accounting principle for the three months ended March 31, 2002, which resulted in a charge of $10.5 million. This charge is due to an impairment (net of minority interests and taxes) of the goodwill of the Temperature-Controlled Logistics Corporation and one of the Residential Development Corporations.

                         LIQUIDITY AND CAPITAL RESOURCES


                                                   FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                       2002          2001        $ CHANGE
                                                     --------      --------      --------
(in millions)
Cash Provided by Operating Activities                $   28.6      $   17.1      $   11.5
Cash Provided by (Used in) Investing Activities          15.8         (23.2)         39.0
Cash (Used in) Provided by Financing Activities         (13.8)          3.0         (16.8)
                                                     --------      --------      --------
Increase (Decrease) in Cash and Cash Equivalents     $   30.6      $   (3.1)     $   33.7
Cash and Cash Equivalents, Beginning of Period           36.3          39.0          (2.7)
                                                     --------      --------      --------
Cash and Cash Equivalents, End of Period             $   66.9      $   35.9      $   31.0
                                                     ========      ========      ========

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

INVESTING ACTIVITIES

         The Company's cash provided by investing activities of $15.8 million is attributable to:

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

         The Company's cash provided by investing activities is partially offset by:

         o $14.2 million of additional investment in unconsolidated companies, consisting of investments in (i) the upscale Residential Development Properties of $14.2 million, primarily as a result of CRDI'sinvestment in the Tahoe Mountain Resorts;

         o $10.3 million for capital expenditures for rental properties, primarily attributable to nonrecoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

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

         o     decrease in notes payable of $14.4 million;

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

         On February 14, 2002, the Company executed an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI, and, pursuant to a strict foreclosure, COPI's voting interests in three of the Company's Residential Development Corporations and other assets; and the Company agreed to assist and provide funding to COPI for the implementation of a prepackaged bankruptcy of COPI. In connection with the transfer, COPI's rent obligations to the Company were reduced by $23.6 million, and its debt obligations were reduced by $40.1 million. These amounts include $18.3 million of value attributed to the lessee interests transferred by COPI to the Company, however, in accordance with GAAP, the Company assigned no value to these interests for financial reporting purposes.

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

         Under the Agreement, the Company will provide approximately $14.0 million to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. As of March 31, 2002, the Company estimated that the value of the common shares that will be issued to the COPI stockholders will be between approximately $5.0 million and $8.0 million. The Agreement provides that COPI and the Company will seek to have a plan of reorganization for COPI, reflecting the terms of the Agreement and a draft plan of reorganization, approved by the bankruptcy court. The actual value of the common shares issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary substantially from the estimated amount.

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

INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES

         Investments in which the Company does not have a controlling interest are accounted for under the equity method. The following is a summary of the Company's ownership in significant joint ventures or equity investments:


                                                                                                  COMPANY'S OWNERSHIP
                  ENTITY                                           CLASSIFICATION                 AS OF MARCH 31, 2002
--------------------------------------------------      -----------------------------------       ---------------------
Mira Vista Development Corp.                            Residential Development Corporation       94.0%   (2)(3)
Houston Area Development Corp.                          Residential Development Corporation       94.0%   (2)(4)
The Woodlands Land Development
  Company, L.P.(1)                                      Residential Development Corporation       42.5%  (2)(5)(6)
Desert Mountain Commercial, L.L.C.(1)                   Residential Development Corporation       46.5%   (2)(7)
East West Resorts Development II, L.P., L.L.L.P.(1)     Residential Development Corporation       38.5%   (2)(8)
Blue River Land Company, L.L.C.(1)                      Residential Development Corporation       31.8%   (2)(9)
Iron Horse Investments, L.L.C.(1)                       Residential Development Corporation       27.1%   (2)(10)
Manalapan Hotel Partners(1)                             Residential Development Corporation       24.0%   (2)(11)
Temperature-Controlled Logistics Partnership             Temperature-Controlled Logistics         40.0%    (12)
Main Street Partners, L.P.                                   Office (Bank One Center)             50.0%    (13)
The Woodlands Commercial Properties Company, L.P.                     Office                      42.5%   (6)(14)
Crescent 5 Houston Center, L.P.                              Office (5 Houston Center)            25.0%    (15)
Austin PT BK One Tower Office Limited Partnership             Office (Bank One Tower)             20.0%    (16)
Houston PT Four Westlake Office Limited Partnership         Office (Four Westlake Park)           20.0%    (16)
DBL Holdings, Inc.                                                     Other                      97.4%    (17)
CR License, L.L.C                                                      Other                      30.0%    (18)
Woodlands Operating Company, L.P.                                      Other                      42.5%   (5)(6)

----------

(1) On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, pursuant to a strict foreclosure, COPI's interests in substantially all of the voting stock in three of the Company's Residential Development Corporations (Desert Mountain Development Corporation ("DMDC"), The Woodlands Land Company, Inc. ("TWLC"), and Crescent Resort Development, Inc. ("CRDI")), and in CRL Investments, Inc. ("CRLI"). As a result, the Company fully consolidated the operations of these entities beginning on the dates of the asset transfers. Desert Mountain Commercial, L.L.C. is an unconsolidated equity investment of DMDC. The Woodlands Land Development Company, L.P. is an unconsolidated equity investment of TWLC. East West Resorts Development II, L.P., L.L.L.P., Blue River Land Company, L.L.C., Iron Horse Investments, L.L.C., and Manalapan Hotel Partners, (collectively, the "CRD Subsidiaries") are unconsolidated equity investments of CRDI.

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

CONSOLIDATED PROPERTY DISPOSITIONS

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

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1,
2002). SFAS No. 142 specifies that goodwill and certain other types of intangible assets may no longer be amortized, but instead are subject to periodic impairment testing. If an impairment charge is required, the charge is reported as a change in accounting principle and is included in operating results as a Cumulative Effect of a Change in Accounting Principle. SFAS No. 142 provides for a transitional period of up to 12 months. Any need for impairment must be assessed within the first six months and the amount of impairment must be determined within the next six months. Any additional impairment taken in subsequent interim periods during 2002 related to the initial adoption of this statement will require the first quarter financial statements to be restated. During the three months ended March 31, 2002 the Company recognized a goodwill impairment charge of approximately $10.5 million due to the initial application of this statement. This charge was due to impairments (net of minority interests and taxes) of the goodwill at the Temperature-Controlled

Logistics Corporation and one of the Residential Development Corporations. This charge is reported as a change in accounting principle and is included in the Company's consolidated statements of operations as a "Cumulative Effect of a Change in Accounting Principle" for the three months ended March 31, 2002.

         In prior periods, the Company tested goodwill for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," under which an impairment loss is recognized when expected undiscounted future cash flows are less than the carrying value of the asset. For the year ended December 31, 2001, the expected future operating cash flows of the Temperature-Controlled Logistics Corporation on an undiscounted basis exceeded the carrying amounts of the properties and other long-lived assets, including goodwill. Accordingly, no impairment was recognized under SFAS No. 121. Upon the adoption of SFAS No. 142, the Temperature-Controlled Logistics Corporation compared the fair value of the Temperature-Controlled Logistics Properties based on discounted cash flows to the carrying value of the Temperature-Controlled Logistics Properties and the related goodwill. Based on this test, the fair value did not exceed the carrying value of the Temperature-Controlled Logistics assets and, accordingly, the goodwill was impaired.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS" No 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that the results of operations, including any gains or losses recognized, be disclosed separately on the Company's consolidated statements of operations. The Company adopted SFAS No. 144 on January 1, 2002. Subsequent to January 1, 2002, the Company sold three Office Properties and classified two other office assets as held for sale. The Company also owned 10 behavioral healthcare properties as of March 31, 2002, which were held for sale. In accordance with SFAS no. 144, the results of operations of these assets have been presented as "Discontinued Operations - Income on Assets Sold and Held for Sale" in the accompanying consolidated statements of operations. The carrying value of the assets held for sale have been reflected as "Properties Held for Disposition, Net" in the accompanying consolidated balance sheet as of December 31, 2001. (See Note 2 to the Consolidated Financial Statements). The adoption of this statement did not materially affect the Company's interim or annual financial statements for the three months ended March 31, 2002. The Company has reclassified certain amounts in prior period financial statements to conform with the new presentation requirements.

LIQUIDITY REQUIREMENTS

         As of March 31, 2002, the Company had unfunded capital expenditures of approximately $46.3 million relating to capital investments. The table below specifies the Company's total capital expenditures relating to these projects, amounts funded as of March 31, 2002, amounts remaining to be funded, and short-term and long-term capital requirements.


                                                                                  CAPITAL EXPENDITURES
                                                   AMOUNT                       -------------------------
(IN MILLIONS)                       TOTAL        FUNDED AS OF       AMOUNT      SHORT-TERM      LONG-TERM
                                   PROJECT        MARCH 31,       REMAINING      (NEXT 12          (12+
           PROJECT                 COST(1)          2002           TO FUND      MONTHS)(2)      MONTHS)(2)
           -------               ----------      ------------    ----------     ----------     ----------
RESIDENTIAL DEVELOPMENT SEGMENT

    Tahoe Mountain Resorts       $    100.0      $    (80.8)     $     19.2     $     19.2     $       --
                                 ----------      ----------      ----------     ----------     ----------
OTHER
    SunTx(3)                     $     19.0      $     (7.4)     $     11.6     $      4.0     $      7.6
    Spinco(4)                          15.5              --            15.5           15.5             --
                                 ----------      ----------      ----------     ----------     ----------
                                 $     34.5      $     (7.4)     $     27.1     $     19.5     $      7.6
                                 ----------      ----------      ----------     ----------     ----------

TOTAL                            $    134.5      $    (88.2)     $     46.3     $     38.7     $      7.6
                                 ==========      ==========      ==========     ==========     ==========

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

         The Company expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), additional interest expense related to the cash flow hedge agreements, recurring capital expenditures, nonrecurring capital expenditures, such as tenant improvement and leasing costs, distributions to shareholders and unitholders, and additional expenses related to the COPI bankruptcy of approximately $9.7 million, primarily through cash flow provided by operating activities. To the extent that the Company's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Company expects to finance such requirements with available cash proceeds received from joint ventures and select property sales, and borrowings under the Fleet Facility or additional debt financing.

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



                                                     INTEREST                                                           BALANCE
                                                      RATE AT                                      EXPECTED         OUTSTANDING AT
                                        MAXIMUM      MARCH 31,              MATURITY                PAYOFF             MARCH 31,
      DESCRIPTION(1)                  BORROWINGS       2002                   DATE                   DATE                2002
      --------------                  ----------   ------------         -----------------      ----------------     --------------
SECURED FIXED RATE DEBT:
  AEGON Partnership Note              $  268,781           7.53%             July 2009              July 2009        $  268,781
  LaSalle Note I                         239,000           7.83             August 2027            August 2007          239,000
  JP Morgan Mortgage Note                198,448           8.31            October 2016          September 2006         198,448
  LaSalle Note II                        161,000           7.79             March 2028             March 2006           161,000
  CIGNA Note                              63,500           7.47            December 2002          December 2002          63,500
  Metropolitan Life Note V                38,558           8.49            December 2005          December 2005          38,558
  Northwestern Life Note                  26,000           7.66            January 2004           January 2004           26,000
  Woodmen of the World Note                8,500           8.20             April 2009             April 2009             8,500
  Nomura Funding VI Note                   8,148          10.07              July 2020              July 2010             8,148
  Mitchell Mortgage Note                   6,244           7.00             August 2002            August 2002            6,244
  Rigney Promissory Note                     641           8.50            November 2012          November 2012             641
  Construction, Acquisition and
    other obligations for various
    CRDI projects                         25,871    6.5 to 10.0         Nov 02 to Dec 04       Apr 02 to Dec 04          20,618
                                      ----------   ------------                                                      ----------
      Subtotal/Weighted Average       $1,044,691           7.84%                                                     $1,039,438
                                      ----------   ------------                                                      ----------

UNSECURED FIXED RATE DEBT:
  Notes due 2007                      $  250,000           7.50%          September 2007         September 2007      $  250,000
  Notes due 2002                         150,000           7.00           September 2002         September 2002         150,000
  Other obligations                          541    8.0 to 12.0          Nov 02 to Jan 04       Nov 02 to Jan 04            541
                                      ----------   ------------                                                      ----------
      Subtotal/Weighted Average       $  400,541           7.32%                                                     $  400,541
                                      ----------   ------------                                                      ----------

SECURED VARIABLE RATE DEBT:
  Fleet Fund I and II Term Loan       $  275,000           5.17%             May 2005               May 2005         $  275,000
  Deutsche Bank - CMBS Loan              220,000           5.84              May 2004              May 2004(2)          220,000
  National Bank of Arizona                21,110           5.11            November 2003          November 2003          21,110
  Construction, Acquisition and
    other obligations for various
    CRDI projects                        126,265   4.40 to 5.75       June 02 to Sept 03     Jun 02 to Jan 08(4)         74,794
                                      ----------   ------------                                                      ----------
      Subtotal/Weighted Average       $  642,375           5.27%                                                     $  590,904
                                      ----------   ------------                                                      ----------

UNSECURED VARIABLE RATE DEBT:
  Fleet Facility                      $  400,000           3.76%             May 2004              May 2005(3)       $  334,500
  JP Morgan Loan Sales Facility           50,000           3.25             April 2002             April 2002            10,000
  Fleet Bridge Loan                       50,000           5.62             August 2002            August 2002            5,000
                                      ----------   ------------                                                      ----------
      Subtotal/Weighted Average       $  500,000           3.77%                                                     $  349,500
                                      ----------   ------------                                                      ----------

    TOTAL/WEIGHTED AVERAGE            $2,587,607           6.55%(5)                                                  $2,380,383
                                      ==========   ============                                                      ==========

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


                       SECURED          UNSECURED        TOTAL(1)
                     ----------        ----------     ------------
(in thousands)
2002                 $  106,573        $  165,416     $    271,989
2003                    128,849                --          128,849
2004                    236,899           334,625          571,524
2005                    329,339                --          329,339
2006                    347,207                --          347,207
Thereafter              481,475           250,000          731,475
                     ----------        ----------     ------------
                     $1,630,342        $  750,041     $  2,380,383
                     ==========        ==========     ============

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

         Debt service coverage ratios for a particular period are generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or nonrecurring gains, divided by debt service (including principal and interest payable during the period of calculation). The calculation of the debt service coverage ratio for the Fleet Facility is calculated using the method described above, including certain pro forma adjustments.

         Some of the Company's debt restricts its activities, including its ability to pledge assets, create liens, incur additional debt, enter into transactions with affiliates and make some types of payments, issuances of equity and distributions on equity.

         Any uncured or unwaived events of default on the Company's loans can trigger an acceleration of payment on the loan in default. In addition, a default by the Company or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Fleet Facility and the Fleet I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of March 31, 2002, the Company was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Company's debt facilities generally prohibit loan pre-payment for an initial period, allow prepayment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the three months ended March 31, 2002, there were no circumstances that would require pre-payment penalties or increased collateral related to the Company's existing debt.

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

         The following table shows information regarding the Company's cash flow hedge agreements as of March 31, 2002 and interest expense for the three months ended March 31, 2002:


(in millions)                                                                          ADDITIONAL
                                                                                    INTEREST EXPENSE
ISSUE                     NOTIONAL       MATURITY       REFERENCE       FAIR       FOR THE THREE MONTHS
DATE                       AMOUNT          DATE           RATE      MARKET VALUE   ENDED MARCH 31, 2002
----                     ---------       --------       ---------   ------------   --------------------
7/21/99                  $   200.0        9/2/03         6.183 %     $    (8.2)     $     2.1
5/15/01                      200.0        2/3/03          7.11            (7.8)           2.6
4/14/00                      100.0       4/18/04          6.76            (5.7)           1.2

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


(in thousands)                                                                                     ADDITIONAL
                                                                                              CAPITALIZED INTEREST
ISSUE                   NOTIONAL           MATURITY        REFERENCE             FAIR         FOR THE THREE MONTHS
DATE                     AMOUNT              DATE            RATE            MARKET VALUE     ENDED MARCH 31, 2002
----                   ----------          --------        ---------         ------------     --------------------
1/2/01                 $   10,818          11/16/02         8.455 %          $   (388)           $    64
9/4/01                      6,650            9/4/03          7.12                 (72)                24
9/4/01                      4,800            9/4/03          7.12                 (52)                18

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

STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND SHARES/UNITS IN THOUSANDS)


                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                            ----------------------------
                                                               2001             2000
                                                            -----------      -----------
Net (loss) income                                           $    13,961      $    31,248
Adjustments to reconcile net (loss) income to
  funds from operations:
    Depreciation and amortization of real estate assets          32,139           29,495
    Gain on rental property sales, net                           (3,764)          (1,330)
    Cumulative effect of change in accounting principle          10,465               --
    Impairment related to real estate assets and
       assets held for sale                                         600            2,150
    Adjustment for investments in real estate mortgages
     and equity of unconsolidated companies:
       Office Properties                                          2,162            2,040
       Residential Development Properties                           903            2,358
       Temperature-Controlled Logistics Properties                5,711            5,606
       Other                                                      2,646               --
    Unitholder minority interest                                  2,679            4,069
    6 3/4% Series A Preferred Share distributions                (3,375)          (3,375)
                                                            -----------      -----------
Funds from operations(1)                                    $    64,127      $    72,261

Investment Segments:
    Office Segment                                          $    80,572      $    90,153
    Resort/Hotel Segment                                         20,910           15,752
    Residential Development Segment                              15,561           13,066
    Temperature-Controlled Logistics Segment                      5,401            8,325
    Coporate and other adjustments:
       Interest expense                                         (42,272)         (47,448)
       6 3/4% Series A Preferred Share distributions             (3,375)          (3,375)
       Other(2)(3)                                               (6,278)           1,052
       Corporate general & administrative                        (6,392)          (5,264)
                                                            -----------      -----------
Funds from operations(1)                                    $    64,127      $    72,261
                                                            ===========      ===========

Basic weighted average shares                                   104,938          107,377
                                                            ===========      ===========
Diluted weighted average shares/units(4)                        118,633          122,973
                                                            ===========      ===========

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

         The following schedule reconciles the Company's basic weighted average shares to the diluted weighted average shares/units presented above:


                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                               ---------------------
(SHARES/UNITS IN THOUSANDS)                                      2002         2001
                                                               -------       -------
Basic weighted average shares:                                 104,938       107,377
Add: Weighted average units                                     13,185        13,980
     Share and unit options                                        510         1,616
                                                               -------       -------
Diluted weighted average shares/units                          118,633       122,973
                                                               =======       =======


RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)

                                                                      FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                   --------------------------
                                                                      2002           2001
                                                                   ----------      ----------
Funds from operations                                              $   64,127      $   72,261
Adjustments:
  Depreciation and amortization of non-real estate assets               1,449             755
  Amortization of deferred financing costs                              2,320           2,425
  Other adjustments related to the behavioral healthcare assets          (600)          1,000
  Amortization of capitalized development costs                        12,946              --
  Minority interest in joint ventures profit and depreciation
    and amortization                                                    5,718           5,979
  Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies                            (11,422)        (10,004)
  Change in deferred rent receivable                                      523            (780)
  Change in current assets and liabilities                            (43,114)        (48,634)
  Change in income taxes - current and deferred                        (6,022)             --
  Distributions received in excess of earnings from
    unconsolidated companies                                              894              --
  Equity in earnings in excess of distributions received from
    unconsolidated companies                                           (1,617)         (9,327)
  6 3/4% Series A Preferred Share distributions                         3,375           3,375
  Non cash compensation                                                    37              32
                                                                   ----------      ----------
Net cash provided by operating activities                          $   28,614      $   17,082
                                                                   ==========      ==========

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




                                                                                                                        WEIGHTED
                                                                                                                         AVERAGE
                                                                                                NET                    FULL-SERVICE
                                                                                              RENTABLE                 RENTAL RATE
                                         NO. OF                                    YEAR         AREA       PERCENT      PER LEASED
         STATE, CITY, PROPERTY         PROPERTIES            SUBMARKET           COMPLETED    (SQ.FT.)     LEASED       SQ.FT.(1)
     -------------------------------  -------------  --------------------------  ---------- -------------  -------    --------------

TEXAS
   DALLAS
    Bank One Center(2)                           1   CBD                              1987     1,530,957       82%        $ 23.58
    The Crescent Office Towers                   1   Uptown/Turtle Creek              1985     1,204,670       99           33.45
    Fountain Place                               1   CBD                              1986     1,200,266       97           20.91
    Trammell Crow Center(3)                      1   CBD                              1984     1,128,331       87           24.99
    Stemmons Place                               1   Stemmons Freeway                 1983       634,381       88           17.57
    Spectrum Center(4)                           1   Far North Dallas                 1983       598,250       85           24.31
    Waterside Commons                            1   Las Colinas                      1986       458,906      100           20.61
    125 E. John Carpenter Freeway                1   Las Colinas                      1982       446,031       82           29.86
    Reverchon Plaza                              1   Uptown/Turtle Creek              1985       374,165       53           21.77
    The Aberdeen                                 1   Far North Dallas                 1986       320,629      100           19.14
    MacArthur Center I & II                      1   Las Colinas                 1982/1986       298,161       92           24.35
    Stanford Corporate Centre                    1   Far North Dallas                 1985       275,372       72           23.91
    12404 Park Central                           1   LBJ Freeway                      1987       239,103      100           22.46
    Palisades Central II                         1   Richardson/Plano                 1985       237,731      100           21.48
    3333 Lee Parkway                             1   Uptown/Turtle Creek              1983       233,543       49           23.09
    Liberty Plaza I & II                         1   Far North Dallas            1981/1986       218,813       99           16.72
    The Addison                                  1   Far North Dallas                 1981       215,016       99           20.30
    Palisades Central I                          1   Richardson/Plano                 1980       180,503       97           21.58
    Greenway II                                  1   Richardson/Plano                 1985       154,329      100           22.60
    Greenway I & IA                              2   Richardson/Plano                 1983       146,704      100           22.78
    Addison Tower                                1   Far North Dallas                 1987       145,886       90           21.30
    5050 Quorum                                  1   Far North Dallas                 1981       133,799       87           20.57
    Las Colinas Plaza                            1   Las Colinas                      1987       134,953       95           21.11
    Crescent Atrium Retail                       1   Uptown/Turtle Creek              1985        94,852       97           29.55
                                      ------------                                         -------------  -------         -------
     Subtotal/Weighted Average                  25                                            10,605,351       89%        $ 23.83
                                      ------------                                         -------------  -------         -------

   FORT WORTH
    Carter Burgess Plaza                         1   CBD                              1982       954,895       88%(9)     $ 17.08
                                      ------------                                          ------------  -------         -------

   HOUSTON
    Greenway Plaza Office Portfolio             10   Richmond-Buffalo            1969-1982     4,348,052       92%        $ 20.84
                                                     Speedway
    Houston Center                               3   CBD                         1974-1983     2,764,417       96           22.33
    Post Oak Central                             3   West Loop/Galleria          1974-1981     1,279,759       86           19.92
    The Woodlands Office Properties(5)           8   The Woodlands               1980-1996       561,989       89(9)        18.27
    Four Westlake Park(6)                        1   Katy Freeway                     1992       561,065      100           22.15
    Three Westlake Park                          1   Katy Freeway                     1983       414,792       95           23.11
    1800 West Loop South                         1   West Loop/Galleria               1982       399,777       65           20.01
    The Park Shops                               1   CBD                              1983       190,729       78           23.16
                                      ------------                                         -------------  -------         -------
     Subtotal/Weighted Average                  28                                            10,520,580       92%        $ 21.20
                                      ------------                                         -------------  -------         -------



                                                                                                                        WEIGHTED
                                                                                                                         AVERAGE
                                                                                               NET                     FULL-SERVICE
                                                                                             RENTABLE                  RENTAL RATE
                                    NO. OF                                      YEAR           YEAR        PERCENT      PER LEASED
      STATE, CITY, PROPERTY       PROPERTIES          SUBMARKET               COMPLETED      (SQ.FT.)       LEASED      SQ.FT.(1)
    -------------------------     -----------  -------------------------  ---------------   -----------    --------    ----------


AUSTIN
  Frost Bank Plaza                         1   CBD                                   1984       433,024         96%      $ 25.77
  301 Congress Avenue(7)                   1   CBD                                   1986       418,338         82         27.44
  Bank One Tower(6)                        1   CBD                                   1974       389,503         95         25.31
  Austin Centre                            1   CBD                                   1986       343,664         86         28.00
  The Avallon I; II; III; IV; V            3   Northwest                   1993/1997/2001       318,217         87(9)      25.11
  Barton Oaks Plaza One                    1   Southwest                             1986        98,955        100         27.50
                                  ----------                                                -----------    -------       -------
    Subtotal/Weighted Average              8                                                  2,001,701         90%      $ 26.32
                                  ----------                                                -----------    -------       -------

COLORADO
 DENVER
  MCI Tower                                1   CBD                                   1982       550,805         58%      $ 21.72
  Ptarmigan Place                          1   Cherry Creek                          1984       418,630         98         20.18
  Regency Plaza One                        1   Denver Technology Center              1985       309,862         91         25.12
  55 Madison                               1   Cherry Creek                          1982       137,176         98         21.36
  The Citadel                              1   Cherry Creek                          1987       130,652         96(9)      24.22
  44 Cook                                  1   Cherry Creek                          1984       124,174         90         20.99
                                  ----------                                                -----------    -------       -------
    Subtotal/Weighted Average              6                                                  1,671,299         83%      $ 22.10
                                  ----------                                                -----------    -------       -------

COLORADO SPRINGS
  Briargate Office and
  and Research Center                      1   Colorado Springs                      1988       258,766         64%(9)   $ 20.88
                                  ----------                                                -----------    -------       -------

FLORIDA
 MIAMI
  Miami Center                             1   CBD                                   1983       782,211         95%      $ 27.84
  Datran Center                            2   South Dade/Kendall               1986/1988       476,412         93         24.12
                                  ----------                                                -----------    -------       -------
    Subtotal/Weighted Average              3                                                  1,258,623         94%      $ 26.46
                                  ----------                                                -----------    -------       -------

ARIZONA
 PHOENIX
  Two Renaissance Square                   1   Downtown/CBD                          1990       476,373         99%      $ 25.96
  6225 North 24th Street                   1   Camelback Corridor                    1981        86,451         34         24.16
                                  ----------                                                -----------    -------       -------
    Subtotal/Weighted Average              2                                                    562,824         89%      $ 25.85
                                  ----------                                                -----------    -------       -------

NEW MEXICO
 ALBUQUERQUE
  Albuquerque Plaza                        1   CBD                                   1990       366,236         85%      $ 18.91
                                  ----------                                                -----------    -------       -------

CALIFORNIA
 SAN DIEGO
  Chancellor Park(8)                       1   University Town Center                1988       195,733         81%      $ 28.57
                                  ----------                                                -----------    -------       -------


  TOTAL/WEIGHTED AVERAGE                  76                                                 28,396,008         89%(9)   $ 22.81(10)
                                  ==========                                                ===========    =======       =======



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



                                                                                                                           WEIGHTED
                                                                                                                           AVERAGE
                                                                                                    WEIGHTED                COMPANY
                                                                                                    AVERAGE      COMPANY     FULL-
                                                                PERCENT    OFFICE      COMPANY       QUOTED      QUOTED     SERVICE
                                                   PERCENT OF  LEASED AT  SUBMARKET    SHARE OF      MARKET      RENTAL     RENTAL
                                          TOTAL      TOTAL      COMPANY   PERCENT      OFFICE      RENTAL RATE   RATE PER   RATE PER
                            NUMBER OF     COMPANY   COMPANY     OFFICE    LEASED/     SUBMARKET    PER SQUARE    SQUARE     SQUARE
   STATE, CITY, SUBMARKET   PROPERTIES    NRA(1)     NRA(1)   PROPERTIES  OCCUPIED(2)  NRA(1)(2)    FOOT(2)(3)   FOOT(4)    FOOT(5)
-------------------------   ----------  ----------- --------  ----------  ----------  -----------  -----------   --------  ---------

CLASS A OFFICE PROPERTIES
TEXAS
 DALLAS
   CBD                               3    3,859,554       13%        88%        85%           21%       19.61      25.32    23.06
   Uptown/Turtle Creek               4    1,907,230        7         84         86            32        23.43      32.58    31.08
   Far North Dallas                  7    1,907,765        7         89         79            14        23.99      23.67    21.31
   Las Colinas                       4    1,338,051        5         92         82            10        22.83      24.08    24.20
   Richardson/Plano                  5      719,267        2         99         90            13        21.33      22.60    22.02
   Stemmons Freeway                  1      634,381        2         88         88            26        25.36      18.80    17.57
   LBJ Freeway                       1      239,103        1        100         75             3        21.37      22.50    22.46
                            ----------  ----------- --------  ---------     ------   -----------   ----------   -------- --------
     Subtotal/Weighted
      Average                       25   10,605,351       37%        89%        82%           15%       21.99      25.54    23.83
                            ----------  ----------- --------  ---------     ------   -----------   ----------   -------- --------

 FORT WORTH
   CBD                               1      954,895        3%        88%(6)     96%           26%       22.59      21.80    17.08
                            ----------  ----------- --------  ---------     ------   -----------   ----------   -------- --------

 HOUSTON
   CBD                               4    2,955,146       10%        95%(6)     93%           13%       23.11      27.01    22.37
   Richmond-Buffalo Speedway         7    3,674,888       13         94         92            72        21.43      21.92    21.49
   West Loop/Galleria                4    1,679,536        6         81         85            11        21.19      21.29    19.93
   Katy Freeway                      2      975,857        3         98         93            14        20.34      24.86    22.55
   The Woodlands(6)                  6      427,364        2         87         87            30        20.63      18.76    18.63
                            ----------  ----------- --------  ---------     ------   -----------   ----------   -------- --------
     Subtotal/Weighted
      Average                       23    9,712,791       34%        92%        90%           19%       21.75      23.52    21.53
                            ----------  ----------- --------  ---------     ------   -----------   ----------   -------- --------

AUSTIN
   CBD                               4    1,584,529        6%        90%        85%           30%       28.21      30.51    26.47
   Northwest                         3      318,217        1         87(6)      81             5        23.08      28.13    25.11
   Southwest                         1       98,955       --        100         97             3        22.17      26.59    27.50
                            ----------  ----------- --------  ---------     ------   -----------   ----------   -------- --------
     Subtotal/Weighted
      Average                        8    2,001,701        7%        90%        86%           13%       27.10      29.94    26.32
                            ----------  ----------- --------  ---------     ------   -----------   ----------   -------- --------

COLORADO
 DENVER
   Cherry Creek                      4      810,632        3%        96%       N/A(8)        N/A(8)       N/A(8)   23.48    21.14
   CBD                               1      550,805        2         58        N/A(8)        N/A(8)       N/A(8)   25.00    21.72
   Denver Technology Center          1      309,862        1         91        N/A(8)        N/A(8)       N/A(8)   26.00    25.12
                            ----------  ----------- --------  ---------     ------   -----------   ----------   -------- --------
     Subtotal/Weighted
      Average                        6    1,671,299        6%        83%       N/A(8)        N/A(8)       N/A(8)   24.45    22.10
                            ----------  ----------- --------  ---------     ------   -----------   ----------   -------- --------

 COLORADO SPRINGS
   Colorado Springs(6)               1      258,766        1%        64%        86%            5%       20.60      20.85    20.88
                            ----------  ----------- --------  ---------     ------   -----------   ----------   -------- --------

FLORIDA
 MIAMI
   CBD                               1      782,211        3%        95%        95%           25%       31.46      30.70    27.84
   South Dade/Kendall                2      476,412        2         93         81            79        24.97      23.96    24.12
                            ----------  ----------- --------  ---------     ------   -----------   ----------   -------- --------
     Subtotal/Weighted
      Average                        3    1,258,623        5%        94%        93%           34%       29.00      28.15    26.46
                            ----------  ----------- --------  ---------     ------   -----------   ----------   -------- --------

ARIZONA
 PHOENIX
   Downtown/CBD                      1      476,373        2%        99%        87%           18%       25.73      24.50    25.96
   Camelback Corridor                1       86,451       --         34         81             2        25.88      21.50    24.16
                            ----------  ----------- --------  ---------     ------   -----------   ----------   -------- --------
     Subtotal/Weighted
      Average                        2      562,824        2%        89%        83%            8%       25.75      24.04    25.85
                            ----------  ----------- --------  ---------     ------   -----------   ----------   -------- --------


                                                                                                                           WEIGHTED
                                                                                                                           AVERAGE
                                                                                                    WEIGHTED                COMPANY
                                                                                                    AVERAGE      COMPANY     FULL-
                                                                PERCENT    OFFICE      COMPANY       QUOTED      QUOTED     SERVICE
                                                   PERCENT OF  LEASED AT  SUBMARKET    SHARE OF      MARKET      RENTAL     RENTAL
                                          TOTAL      TOTAL      COMPANY   PERCENT      OFFICE      RENTAL RATE   RATE PER   RATE PER
                            NUMBER OF     COMPANY   COMPANY     OFFICE    LEASED/     SUBMARKET    PER SQUARE    SQUARE     SQUARE
   STATE, CITY, SUBMARKET   PROPERTIES    NRA(1)     NRA(1)   PROPERTIES  OCCUPIED(2)  NRA(1)(2)    FOOT(2)(3)   FOOT(4)    FOOT(5)
-------------------------   ----------  ----------- --------  ----------  ----------  -----------  -----------   --------  ---------


NEW MEXICO
 ALBUQUERQUE
   CBD                               1      366,236        1%        85%        89%           64%       18.15      18.00    18.91
                            ----------  ----------- --------  ---------     ------   -----------   ----------   -------- --------
CALIFORNIA
 SAN DIEGO
   University Town Center            1      195,733        1%        81%        83%            6%       37.80      35.50    28.57
                            ----------  ----------- --------  ---------     ------   -----------   ----------   -------- --------
     CLASS A OFFICE
       PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                      71   27,588,219       97%        90%        86(9)         16(9)     22.81(9)   24.96    22.97
                            ==========  =========== ========  =========     ======   ===========   ==========   ======== ========

CLASS B OFFICE PROPERTIES
TEXAS
 HOUSTON
   Richmond-Buffalo Speedway         3      673,164        2%        81%        85%           24%       17.84      17.59    16.66
   The Woodlands                     2      134,625        1%        98%        67%            9%       17.23      16.43    17.25
                            ----------  ----------- --------  ---------     ------   -----------   ----------   -------- --------
     Subtotal/Weighted
      Average                        5      807,789        3%        84%        79%           19%       17.74      17.40    16.78
                            ----------  ----------- --------  ---------     ------   -----------   ----------   -------- --------

     CLASS B OFFICE
       PROPERTIES
       SUBTOTAL/WEIGHTED
       AVERAGE                       5      807,789        3%        84%        79%           19%       17.74      17.40    16.78
                            ==========  =========== ========  =========     ======   ===========   ==========   ======== ========
     CLASS A AND CLASS B
       OFFICE PROPERTIES
       TOTAL/WEIGHTED
       AVERAGE                      76   28,396,008      100%        89%        86%           16%       22.66      24.75    22.81(7)
                            ==========  =========== ========  =========     ======   ===========   ==========   ======== ========



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


                                       Percent of
      Industry Sector                Leased Sq. Ft.
----------------------------         --------------

Professional Services(1)                        28%
Energy(2)                                       20
Financial Services(3)                           19
Telecommunications                               8
Technology                                       7
Manufacturing                                    3
Food Service                                     3
Government                                       3
Retail                                           2
Medical                                          2
Other(4)                                         5
                                     -------------
TOTAL LEASED                                   100%
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




TOTAL OFFICE PROPERTIES
                                                                                                PERCENTAGE
                                       NET RENTABLE      PERCENTAGE OF                           TOTAL OF        ANNUAL FULL-
                                           AREA           LEASED NET              ANNUAL        ANNUAL FULL-     SERVICE RENT
                          NUMBER OF     REPRESENTED     RENTABLE AREA         FULL-SERVICE     SERVICE RENT      PER SQUARE
                        TENANTS WITH   BY EXPIRING       REPRESENTED            RENT UNDER      REPRESENTED      FOOT OF NET
      YEAR OF LEASE       EXPIRING        LEASES         BY EXPIRING             EXPIRING       BY EXPIRING     RENTABLE AREA
       EXPIRATION          LEASES      (SQUARE FEET)        LEASES               LEASES(1)        LEASES         EXPIRING(1)
    ------------------  ------------  ---------------   ---------------     ------------------ --------------  ---------------

    2002                        394       2,577,324             10.3%         $  59,410,853         9.9%           $  23.05
    2003                        348       3,615,775             14.5             79,964,983        13.3               22.12
    2004                        301       4,433,957             17.8            104,077,202        17.4               23.47
    2005                        254       3,459,198             13.9             81,906,370        13.7               23.68
    2006                        181       2,528,040             10.1             62,530,873        10.4               24.73
    2007                        107       2,449,426              9.8             58,150,704         9.7               23.74
    2008                         40         975,589              3.9             24,018,606         4.0               24.62
    2009                         29         837,061              3.4             21,896,250         3.7               26.16
    2010                         30       1,475,764              5.9             41,033,851         6.8               27.81
    2011                         29         893,423              3.6             23,612,424         3.9               26.43
    2012 and thereafter          22       1,704,000              6.8             42,507,437         7.2               24.95
                        -----------  --------------     ------------          -------------    --------            --------
                              1,735      24,949,557(2)         100.0%         $ 599,109,553       100.0%           $  24.01
                        ===========  ==============     ============          =============    ========            ========



----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(2) Reconciliation to the Company's total Office Property net rentable area is as follows:



                                                SQUARE          PERCENTAGE
                                                 FEET            OF TOTAL
                                             ------------      -----------

Square footage leased to tenants               24,949,557            87.8%
Square footage reflecting
    management offices, building use,
    and remeasurement adjustments                 443,407             1.6
Square footage vacant                           3,003,044            10.6
                                             ------------      ----------
Total net rentable square footage              28,396,008           100.0%
                                             ============      ==========

DALLAS OFFICE PROPERTIES


                                                                                               PERCENTAGE
                                      NET RENTABLE      PERCENTAGE OF                           TOTAL OF          ANNUAL FULL-
                                          AREA           LEASED NET               ANNUAL      ANNUAL FULL-       SERVICE RENT
                         NUMBER OF     REPRESENTED      RENTABLE AREA         FULL-SERVICE    SERVICE RENT        PER SQUARE
                        TENANTS WITH   BY EXPIRING      REPRESENTED             RENT UNDER    REPRESENTED        FOOT OF NET
      YEAR OF LEASE      EXPIRING        LEASES         BY EXPIRING              EXPIRING     BY EXPIRING       RENTABLE AREA
       EXPIRATION         LEASES      (SQUARE FEET)        LEASES                LEASES(1)       LEASES            EXPIRING(1)
    ------------------  ------------  ---------------   ---------------     --------------   --------------    ---------------

    2002                        112         963,551             10.3%       $   25,269,539        10.9%           $  26.23
    2003                         95       1,353,714             14.5            30,789,005        13.3               22.74
    2004                         93       1,235,417             13.2            32,644,202        14.1               26.42
    2005                         98       1,852,072             19.8            42,231,484        18.2               22.80
    2006                         44         698,120              7.5            18,018,493         7.8               25.81
    2007                         36       1,135,780             12.2            27,973,448        12.1               24.63
    2008                         13         502,886              5.3            13,193,519         5.7               26.24
    2009                          7         391,413              4.2            10,146,844         4.4               25.92
    2010                         13         702,805              7.5            20,913,764         9.0               29.76
    2011                          7         251,030              2.7             6,997,487         3.0               27.88
    2012 and thereafter           3         259,950              2.8             3,705,025         1.5               14.25
                        -----------  --------------     ------------        --------------   ---------            --------
                                521       9,346,738            100.0%       $  231,882,810       100.0%           $  24.81
                        ===========  ==============     ============        ==============   =========            ========


----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.


HOUSTON OFFICE PROPERTIES
                                                                                               PERCENTAGE
                                        NET RENTABLE      PERCENTAGE OF                          TOTAL OF       ANNUAL FULL-
                                            AREA           LEASED NET            ANNUAL        ANNUAL FULL-     SERVICE RENT
                           NUMBER OF     REPRESENTED      RENTABLE AREA       FULL-SERVICE     SERVICE RENT      PER SQUARE
                         TENANTS WITH   BY EXPIRING      REPRESENTED           RENT UNDER      REPRESENTED      FOOT OF NET
      YEAR OF LEASE        EXPIRING        LEASES         BY EXPIRING           EXPIRING       BY EXPIRING      RENTABLE AREA
       EXPIRATION           LEASES      (SQUARE FEET)        LEASES             LEASES(1)        LEASES          EXPIRING(1)
    ------------------   ------------  ---------------   ------------         ------------   --------------    --------------

    2002                        162       1,071,097             11.3%         $ 21,828,513        10.2%            $ 20.38
    2003                        133       1,237,976             13.1            25,966,481        12.1               20.97
    2004                        124       2,143,238             22.6            44,922,165        21.0               20.96
    2005                         80         615,161              6.5            13,996,565         6.5               22.75
    2006                         62       1,108,522             11.7            25,230,994        11.8               22.76
    2007                         39         967,783             10.2            21,373,600        10.0               22.09
    2008                         12         328,070              3.5             6,841,747         3.2               20.85
    2009                          8          87,434              0.9             2,166,798         1.0               24.78
    2010                         10         584,971              6.2            14,487,400         6.8               24.77
    2011                         13         534,394              5.6            12,690,338         5.9               23.75
    2012 and thereafter           5         792,124              8.4            24,690,780        11.5               31.17
                        -----------  --------------      -----------         -------------   ---------             -------
                                648       9,470,770            100.0%        $ 214,195,381       100.0%            $ 22.62
                        ===========  ==============      ===========         =============   =========             =======


----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.


AUSTIN OFFICE PROPERTIES

                                                                                                PERCENTAGE
                                      NET RENTABLE      PERCENTAGE OF                             TOTAL OF          ANNUAL FULL-
                                          AREA           LEASED NET             ANNUAL          ANNUAL FULL-        SERVICE RENT
                         NUMBER OF     REPRESENTED      RENTABLE AREA        FULL-SERVICE       SERVICE RENT         PER SQUARE
                        TENANTS WITH   BY EXPIRING       REPRESENTED          RENT UNDER         REPRESENTED        FOOT OF NET
      YEAR OF LEASE       EXPIRING       LEASES          BY EXPIRING           EXPIRING          BY EXPIRING       RENTABLE AREA
       EXPIRATION          LEASES     (SQUARE FEET)         LEASES             LEASES(1)           LEASES           EXPIRING(1)
     ---------------   ------------  --------------     ------------         ------------       ------------       -------------

    2002                         27         106,664              6.2%        $  2,885,611              6.3%            $ 27.05
    2003                         31         245,621             14.3            6,302,573             13.6               25.66
    2004                         16         346,464             20.1            8,601,907             18.6               24.83
    2005                         24         531,494             30.9           14,145,259             30.6               26.61
    2006                         16         318,543             18.5            9,316,294             20.2               29.25
    2007                          9          58,713              3.4            1,678,589              3.6               28.59
    2008                          3          49,094              2.9            1,527,704              3.3               31.12
    2009                          2          27,193              1.6              756,076              1.6               27.80
    2010                         --              --               --                   --               --                  --
    2011                          2           3,773              0.2              148,601              0.3               39.39
    2012 and thereafter           1          33,315              1.9              828,777              1.9               24.88
                        -----------  --------------      -----------         ------------        ---------             -------
                                131       1,720,874            100.0%        $ 46,191,391            100.0%            $ 26.84
                        ===========  ==============      ===========         ============        =========             =======

----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.


DENVER OFFICE PROPERTIES
                                                                                                PERCENTAGE
                                      NET RENTABLE      PERCENTAGE OF                             TOTAL OF          ANNUAL FULL-
                                          AREA           LEASED NET             ANNUAL          ANNUAL FULL-        SERVICE RENT
                         NUMBER OF     REPRESENTED      RENTABLE AREA        FULL-SERVICE       SERVICE RENT         PER SQUARE
                        TENANTS WITH   BY EXPIRING       REPRESENTED          RENT UNDER         REPRESENTED        FOOT OF NET
      YEAR OF LEASE       EXPIRING       LEASES          BY EXPIRING           EXPIRING          BY EXPIRING       RENTABLE AREA
       EXPIRATION          LEASES     (SQUARE FEET)         LEASES             LEASES(1)           LEASES           EXPIRING(1)
     ---------------   ------------  --------------     ------------         ------------       ------------       -------------



    2002                         28         160,663             11.8%        $  3,368,323             10.7%            $ 20.97
    2003                         37         478,282             35.2           10,307,777             32.9               21.55
    2004                         17         198,332             14.6            4,446,357             14.2               22.42
    2005                         16         186,737             13.8            4,561,515             14.5               24.43
    2006                         10          71,586              5.3            1,822,788              5.8               25.46
    2007                          6          69,123              5.1            1,730,063              5.5               25.03
    2008                          2          25,017              1.8              714,038              2.3               28.54
    2009                          6         145,971             10.7            3,882,300             12.4               26.60
    2010                          2           7,611              0.6              187,809              0.6               24.68
    2011                          1           2,478              0.2               52,038              0.2               21.00
    2012 and thereafter           1          12,071              0.9              307,811              0.9               25.50
                        -----------  --------------      -----------         ------------        ---------             -------

                                126       1,357,871            100.0%        $ 31,380,819            100.0%            $ 23.11
                        ===========  ==============      ===========         ============        =========             =======


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




                                                                                             FOR THE QUARTER ENDED MARCH 31,
                                                                                     ----------------------------------------------
                                                                                                                         REVENUE
                                                                                        AVERAGE         AVERAGE            PER
                                                                                       OCCUPANCY         DAILY          AVAILABLE
                                                                  YEAR                   RATE            RATE          ROOM/GUEST
                                                               COMPLETED/            -------------  ---------------  --------------
RESORT/HOTEL PROPERTY(1)                       LOCATION        RENOVATED    ROOMS    2002    2001    2002    2001    2002    2001
------------------------                       --------        ---------    -----    -----   -----  -------  ------  ------  ------

   UPSCALE BUSINESS CLASS HOTELS:
     Denver Marriott City Center             Denver, CO        1982/1994       613      66%     76% $   112  $  126  $   74  $   96
     Hyatt Regency Albuquerque               Albuquerque, NM      1990         395      62      72      110      98      68      71
     Omni Austin Hotel                       Austin, TX           1986         375      68      74      124     141      84     104
     Renaissance Houston Hotel               Houston, TX       1975/2000       388      66      66      118     117      78      78
                                                                            ------   -----   -----  -------  ------  ------  ------
          TOTAL/WEIGHTED AVERAGE                                             1,771      65%     73% $   116  $  121  $   76  $   88
                                                                            ======   =====   =====  =======  ======  ======  ======

   LUXURY RESORTS AND SPAS:
     Park Hyatt Beaver Creek Resort and Spa  Avon, CO             1989         275      81%     85% $   445  $  431  $  359  $  365
     Sonoma Mission Inn & Spa                Sonoma, CA      1927/1987/1997    228      46      57      233     240     108     138
     Ventana Inn & Spa                       Big Sur, CA     1975/1982/1988     62      66      67      322     364     211     244
                                                                            ------   -----   -----  -------  ------  ------  ------
          TOTAL/WEIGHTED AVERAGE                                               565      65%     72% $   371  $  363  $  242  $  260
                                                                            ======   =====   =====  =======  ======  ======  ======

                                                                            GUEST
   DESTINATION FITNESS RESORTS AND SPAS:                                    NIGHTS
   -------------------------------------                                    ------
     Canyon Ranch-Tucson                     Tucson, AZ           1980         259(2)
     Canyon Ranch-Lenox                      Lenox, MA            1989         212(2)
                                                                            ------   -----   -----  -------  ------  ------  ------
          TOTAL/WEIGHTED AVERAGE                                               471      86%     89% $   649  $  651  $  542  $  559
                                                                            ======   =====   =====  =======  ======  ======  ======

                                                                                     -----   -----  -------  ------  ------  ------
   LUXURY AND DESTINATION FITNESS RESORTS COMBINED                                      75%     79% $   515  $  507  $  378  $  396
                                                                                     =====   =====  =======  ======  ======  ======


          GRAND TOTAL/WEIGHTED AVERAGE FOR RESORT/HOTEL PROPERTIES                      69%     75% $   278  $  274  $  190  $  205
                                                                                     =====   =====  =======  ======  ======  ======


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



                                                                                          TOTAL
                                                                RESIDENTIAL    TOTAL     LOTS/UNITS
RESIDENTIAL           DEVELOPMENT                               DEVELOPMENT    LOTS/     DEVELOPED
DEVELOPMENT           PROPERTIES     TYPE OF                   CORPORATION'S   UNITS       SINCE
CORPORATION              (RDP)        RDP(3)     LOCATION       OWNERSHIP %    PLANNED   INCEPTION
-----------          -------------   --------   ----------   ---------------   --------  ----------
Desert Mountain     Desert Mountain    SF     Scottsdale, AZ       93.0%       2,665        2,352
  Development                                                                 ------      -------
  Corporation(1)

The Woodlands       The Woodlands      SF     The Woodlands, TX    42.5%(9)   37,554       26,146
                                                                              ------      -------
  Land Company,
  Inc.(1)

Crescent            Bear Paw Lodge     CO     Avon, CO             60.0%          53(7)        53
  Resort            Eagle Ranch        SF     Eagle, CO            60.0%       1,100(7)       405
  Development,      Main Street
  Inc.(1)            Junction          CO     Breckenridge, CO     30.0%          36(7)        36

                    Main Street
                     Station           CO     Breckenridge, CO     30.0%          82(7)        82

                    Main Street Station
                     Vacation Club     TS     Breckenridge, CO     30.0%          42           42

                    Riverbend          SF     Charlotte, NC        60.0%         650          161
                    Three Peaks
                     (Eagle's Nest)    SF     Silverthorne, CO     30.0%         391          253

                    Park Place at
                     Riverfront        CO     Denver, CO           64.0%          70(7)        70
                    Park Tower at
                     Riverfront        CO     Denver, CO           64.0%          61(7)        61
                    Promenade Lofts
                     at Riverfront     CO     Denver, CO           64.0%          66           66
                    Cresta             TH/SFH Edwards, CO          60.0%          25(7)        19
                    Snow Cloud         CO     Avon, CO             64.0%          54(7)        26
                    One Vendue Range   CO     Charleston, SC       62.0%          49(7)        --
                    Old Greenwood      SF/TS  Truckee, CA          86.5%         249           --
                    Tahoe Mountain
                    Resorts            (7)    Tahoe, CA                           --(8)        --(8)
                                                                              ------      -------
    TOTAL CRESCENT RESORT DEVELOPMENT, INC.                                    2,928        1,274
                                                                              ------      -------

Mira Vista          Mira Vista         SF     Fort Worth, TX      100.0%         740          740
  Development       The Highlands      SF     Breckenridge, CO     12.3%         750          480
  Corp.(2)                                                                    ------      -------
    TOTAL MIRA VISTA DEVELOPMENT CORP.                                         1,490        1,220
                                                                              ------      -------
Houston Area        Falcon Point       SF     Houston, TX         100.0%         510          364
  Development       Falcon Landing     SF     Houston, TX         100.0%         623          566
  Corp.(2)          Spring Lakes       SF     Houston, TX         100.0%         520          338
                                                                              ------      -------

    TOTAL HOUSTON AREA DEVELOPMENT CORP.                                       1,653        1,268
                                                                              ------      -------
      TOTAL                                                                   46,290       32,260
                                                                              ======      =======



                                                                                                RANGE OF
                                                                   TOTAL     AVERAGE            PROPOSED
                                                                 LOTS/UNITS   CLOSED              SALE
RESIDENTIAL           DEVELOPMENT                                  CLOSED    SALE PRICE          PRICES
DEVELOPMENT           PROPERTIES     TYPE OF                       SINCE      PER LOT/           PER LOT
CORPORATION              (RDP)        RDP(3)     LOCATION         INCEPTION  UNIT($)(4)        /UNIT($)(5)
-----------          -------------   --------   ----------      -----------  ----------     ----------------
Desert Mountain     Desert Mountain    SF     Scottsdale, AZ       2,214     518,000     400,000 - 3,250,000(6)
  Development                                                    -------
  Corporation(1)

The Woodlands       The Woodlands      SF     The Woodlands, TX   24,699      57,000      16,000 -  1,035,000
                                                                 -------
  Land Company,
  Inc.(1)

Crescent            Bear Paw Lodge     CO     Avon, CO                52   1,450,000     665,000 - 2,025,000
  Resort            Eagle Ranch        SF     Eagle, CO              351     105,000      80,000 -  150,000
  Development,      Main Street
  Inc.(1)            Junction          CO     Breckenridge, CO        28     467,000     300,000 - 580,000

                    Main Street
                     Station           CO     Breckenridge, CO        68     498,000     215,000 - 1,065,000

                    Main Street Station
                     Vacation Club     TS     Breckenridge, CO        16   1,099,000     380,000 - 4,600,000

                    Riverbend          SF     Charlotte, NC          161      30,000      25,000 -  38,000
                    Three Peaks
                     (Eagle's Nest)    SF     Silverthorne, CO       176     253,000     135,000 - 425,000

                    Park Place at
                     Riverfront        CO     Denver, CO              60     417,000     195,000 - 1,445,000
                    Park Tower at
                     Riverfront        CO     Denver, CO              35     561,000     180,000 - 2,100,000
                    Promenade Lofts
                     at Riverfront     CO     Denver, CO              51     410,000     180,000 - 2,100,000
                    Cresta             TH/SFH Edwards, CO             16   1,885,000   1,900,000 - 2,600,000
                    Snow Cloud         CO     Avon, CO                23   1,721,000     840,000 - 4,545,000
                    One Vendue Range   CO     Charleston, SC          --         N/A     450,000 - 3,100,000
                    Old Greenwood      SF/TS  Truckee, CA             --         N/A         N/A       N/A
                    Tahoe Mountain
                    Resorts            (7)    Tahoe, CA               --(8)      N/A         N/A       N/A
                                                                 -------
    TOTAL CRESCENT RESORT DEVELOPMENT, INC.                        1,037
                                                                 -------

Mira Vista          Mira Vista         SF     Fort Worth, TX         697      99,000      50,000 -  265,000
  Development       The Highlands      SF     Breckenridge, CO       442     193,000      55,000 -  625,000
  Corp.(2)                                                       -------
    TOTAL MIRA VISTA DEVELOPMENT CORP.                             1,139
                                                                 -------
Houston Area        Falcon Point       SF     Houston, TX            312      42,000      28,000 -  52,000
  Development       Falcon Landing     SF     Houston, TX            509      21,000      22,000 -  26,000
  Corp.(2)          Spring Lakes       SF     Houston, TX            283      31,000      35,000 -  50,000
                                                                 -------

    TOTAL HOUSTON AREA DEVELOPMENT CORP.                           1,104
                                                                 -------
      TOTAL                                                       30,193
                                                                 =======

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

                   TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of March 31, 2002:


                                  TOTAL CUBIC       TOTAL                                        TOTAL CUBIC       TOTAL
                   NUMBER OF        FOOTAGE       SQUARE FEET                    NUMBER OF         FOOTAGE      SQUARE FEET
    STATE         PROPERTIES(1)   (IN MILLIONS)   (IN MILLIONS)    STATE        PROPERTIES(1)    (IN MILLIONS)  (IN MILLIONS)
    -----         -------------   -------------   -------------    -----        -------------    -------------  -------------

Alabama                      4           10.7            0.3    Missouri(2)                2            46.8            2.8
Arizona                      1            2.9            0.1    Nebraska                   2             4.4            0.2
Arkansas                     6           33.1            1.0    New York                   1            11.8            0.4
California                   9           28.6            1.1    North Carolina             3            10.0            0.4
Colorado                     1            2.8            0.1    Ohio                       1             5.5            0.2
Florida                      5            7.5            0.3    Oklahoma                   2             2.1            0.1
Georgia                      8           49.5            1.7    Oregon                     6            40.4            1.7
Idaho                        2           18.7            0.8    Pennsylvania               2            27.4            0.9
Illinois                     2           11.6            0.4    South Carolina             1             1.6            0.1
Indiana                      1            9.1            0.3    South Dakota               1             2.9            0.1
Iowa                         2           12.5            0.5    Tennessee                  3            10.6            0.4
Kansas                       2            5.0            0.2    Texas                      2             6.6            0.2
Kentucky                     1            2.7            0.1    Utah                       1             8.6            0.4
Maine                        1            1.8            0.2    Virginia                   2             8.7            0.3
Massachusetts                5           10.5            0.5    Washington                 6            28.7            1.1
Mississippi                  1            4.7            0.2    Wisconsin                  3            17.4            0.6
                                                                                ------------      ----------      ---------
                                                                TOTAL                     89(3)        445.2(3)        17.7(3)
                                                                                ============      ==========      =========


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

                                          CRESCENT REAL ESTATE EQUITIES COMPANY
                                                     (Registrant)

                                          By  /s/  John C. Goff
                                              -------------------------------
                                              John C. Goff
         Date:  October 22, 2002              Vice Chairman of the Board and
                                                Chief Executive Officer



                                          By  /s/  Jerry R. Crenshaw, Jr
                                              -------------------------------
                                              Jerry R. Crenshaw, Jr.
                                              Senior Vice President and Chief
                                                 Financial Officer
         Date:  October 22, 2002              (Principal Financial and
                                                 Accounting Officer)

                                 CERTIFICATIONS

         I, John C. Goff, the Chief Executive Officer of Crescent Real Estate Equities Company, hereby certify that:

         1.   I have reviewed this quarterly report on Form 10-Q/A;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.(1)


Date: October 22, 2002
      ----------------
                                                /s/ John C. Goff
                                                -------------------------------
                                                Name:  John C. Goff
                                                Title: Chief Executive Officer





----------
(1) The certifications required by Form 10-Q have been modified as set forth above in accordance with the Securities and Exchange Commission's ("SEC's") transition provisions governing certifications of amended periodic reports for periods ending prior to the effective date of the SEC's certification rules. See SEC Final Rule, Certification of Disclosure in Companies' Quarterly and Annual Reports, Section V, Transition Provisions, 67 Fed. Reg. 57276, 57283 (Sept. 9,
2002).

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         The undersigned, John C. Goff, the Chief Executive Officer of Crescent Real Estate Equities Company (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q/A for the period ending March 31, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: October 22, 2002
     -----------------
                                                /s/ John C. Goff
                                                -------------------------------
                                                Name:  John C. Goff
                                                Title: Chief Executive Officer

                                 CERTIFICATIONS

         I, Jerry R. Crenshaw, Jr., the Senior Vice President and Chief Financial and Accounting Officer of Crescent Real Estate Equities Company, hereby certify that:

         1.   I have reviewed this quarterly report on Form 10-Q/A;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.(1)


Date:  October 22, 2002
      -----------------
                                     /s/ Jerry R. Crenshaw, Jr.
                                     -----------------------------------------
                                     Name:  Jerry R. Crenshaw, Jr.
                                     Title: Senior Vice President and Chief
                                              Financial and Accounting Officer


------------
(1) The certifications required by Form 10-Q have been modified as set forth above in accordance with the Securities and Exchange Commission's ("SEC's") transition provisions governing certifications of amended periodic reports for periods ending prior to the effective date of the SEC's certification rules. See SEC Final Rule, Certification of Disclosure in Companies' Quarterly and Annual Reports, Section V, Transition Provisions, 67 Fed. Reg. 57276, 57283 (Sept. 9,
2002).

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         The undersigned, Jerry R. Crenshaw, Jr., the Senior Vice President and Chief Financial and Accounting Officer of Crescent Real Estate Equities Company (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q/A for the period ending March 31, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  October 22, 2002
      -----------------
                                     /s/ Jerry R. Crenshaw, Jr.
                                     -----------------------------------------
                                     Name:  Jerry R. Crenshaw, Jr.
                                     Title: Senior Vice President and Chief
                                              Financial and Accounting Officer