Form 10-Q
period 2002-09-30
CRESCENT REAL ESTATE EQUITIES CO
filed 2002-11-14
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2002
                           COMMISSION FILE NO. 1-13038


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
               (Address of principal executive offices)(Zip code)


        Registrant's telephone number, including area code (817) 321-2100


Number of shares outstanding of each of the registrant's classes of preferred and common shares, as of November 8, 2002.

Common Shares, par value $.01 per share:                             100,970,702
Series A Preferred Shares, liquidation preference of $25 per share:   10,800,000
Series B Preferred Shares, liquidation preference of $25 per share:    3,400,000

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


                         YES     X                 NO
                            ------------             -------------

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001
           (audited).............................................................................        2

           Consolidated Statements of Operations for the three and nine months ended September
           30, 2002 and 2001 (unaudited).........................................................        3

           Consolidated Statement of Shareholders' Equity for the nine months ended
           September 30, 2002 (unaudited)........................................................        4

           Consolidated Statements of Cash Flows for the nine months ended September 30, 2002
           and 2001 (unaudited)..................................................................        5

           Notes to Financial Statements.........................................................        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       43

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................      100

Item 4.    Controls and Procedures...............................................................      100

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................      101

Item 2.    Changes in Securities and Use of Proceeds.............................................      101

Item 3.    Defaults Upon Senior Securities.......................................................      101

Item 4.    Submission of Matters to a Vote of Security Holders...................................      101

Item 5.    Other Information.....................................................................      101

Item 6.    Exhibits and Reports on Form 8-K......................................................      101

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    2002             2001
                                                                                -------------    -------------
                                                                                 (UNAUDITED)       (AUDITED)
ASSETS:
 Investments in real estate:
   Land                                                                         $     307,406    $     246,416
   Land held for investment or development                                            471,440          108,274
   Building and improvements                                                        2,955,237        2,910,822
   Furniture, fixtures and equipment                                                  110,475           72,246
   Properties held for disposition, net                                                20,997           76,309
   Less -  accumulated depreciation                                                  (714,867)        (634,144)
                                                                                -------------    -------------
             Net investment in real estate                                          3,150,688        2,779,923

   Cash and cash equivalents                                                           82,642           36,285
   Restricted cash and cash equivalents                                               104,060          115,531
   Accounts receivable, net                                                            42,605           28,654
   Deferred rent receivable                                                            60,850           66,362
   Investments in real estate mortgages and equity
       of unconsolidated companies                                                    553,743          838,317
   Notes receivable, net                                                              117,590          132,065
   Income tax asset-current and deferred, net                                          37,123               --
   Other assets, net                                                                  191,810          145,012
                                                                                -------------    -------------
               Total assets                                                     $   4,341,111    $   4,142,149
                                                                                =============    =============


LIABILITIES:
   Borrowings under credit facility                                             $     179,000    $     283,000
   Notes payable                                                                    2,233,544        1,931,094
   Accounts payable, accrued expenses and other liabilities                           362,633          220,068
                                                                                -------------    -------------
              Total liabilities                                                     2,775,177        2,434,162
                                                                                -------------    -------------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
Operating partnership, 6,541,234 and 6,594,521 units,
       respectively                                                                    61,792           69,910
Consolidated real estate partnerships                                                  72,203          232,137
                                                                                -------------    -------------
              Total minority interests                                                133,995          302,047
                                                                                -------------    -------------

SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par value, authorized 100,000,000 shares:
  Series A Convertible Cumulative Preferred Shares,
      liquidation preference $25.00 per share,
      10,800,000 and 8,000,000 shares issued and outstanding
      at September 30, 2002 and December 31, 2001, respectively                       248,160          200,000
  Series B Cumulative Preferred Shares,
      liquidation preference of $25.00 per share,
      3,400,000 shares issued and outstanding at September 30, 2002                    81,923               --
  Common shares, $.01 par value, authorized 250,000,000 shares,
     124,147,297 and 123,396,017 shares issued and outstanding
      at September 30, 2002 and December 31, 2001, respectively                         1,235            1,227
   Additional paid-in capital                                                       2,241,831        2,234,360
   Deferred compensation on restricted shares                                          (5,253)              --
   Accumulated deficit                                                               (717,667)        (638,435)
   Accumulated other comprehensive income                                             (30,215)         (31,484)
                                                                                -------------    -------------
                                                                                    1,820,014        1,765,668
Less - shares held in treasury, at cost, 20,260,299 and 18,770,418
      common shares at September 30, 2002 and December 31, 2001, respectively        (388,075)        (359,728)
                                                                                -------------    -------------
              Total shareholders' equity                                            1,431,939        1,405,940
                                                                                -------------    -------------

              Total liabilities and shareholders' equity                        $   4,341,111    $   4,142,149
                                                                                =============    =============


   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                                               ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                             ----------------------    ----------------------
                                                                                2002         2001         2002         2001
                                                                             ---------    ---------    ---------    ---------
                                                                                  (UNAUDITED)                (UNAUDITED)
REVENUE:
    Office property                                                          $ 146,773    $ 151,253    $ 429,297    $ 456,311
    Resort/Hotel property                                                       56,110       12,449      148,157       44,523
    Residential Development property                                            43,837           --      176,887           --
    Interest and other income                                                    1,781        9,710        5,850       36,347
                                                                             ---------    ---------    ---------    ---------
         Total revenue                                                         248,501      173,412      760,191      537,181
                                                                             ---------    ---------    ---------    ---------

EXPENSE:
    Office property real estate taxes                                           17,897       20,720       59,215       64,916
    Office property operating expenses                                          44,278       44,149      129,931      131,424
    Resort/Hotel property expense                                               44,599           --      110,701           --
    Residential Development property expense                                    42,110           --      161,319           --
    Corporate general and administrative                                         8,121        6,221       19,846       18,374
    Interest expense                                                            47,149       44,908      135,871      139,189
    Amortization of deferred financing costs                                     2,701        2,439        7,722        7,171
    Depreciation and amortization                                               38,314       31,004      106,936       90,940
    Impairment and other charges related
      to real estate assets                                                         --        3,608           --       18,932
                                                                             ---------    ---------    ---------    ---------
         Total expense                                                         245,169      153,049      731,541      470,946
                                                                             ---------    ---------    ---------    ---------

         Operating income                                                        3,332       20,363       28,650       66,235
                                                                             ---------    ---------    ---------    ---------

OTHER INCOME AND EXPENSE:
    Equity in net income (loss) of unconsolidated companies:
         Office properties                                                         874        1,520        3,655        3,841
         Resort/Hotel Properties                                                   (91)          --          (91)          --
         Residential development properties                                      4,272        7,263       22,934       27,703
         Temperature-controlled logistics properties                            (3,101)      (2,066)      (3,828)       2,285
         Other                                                                    (755)       1,686       (5,281)       2,896
                                                                             ---------    ---------    ---------    ---------
    Total equity in net income of unconsolidated companies                       1,199        8,403       17,389       36,725
                                                                             ---------    ---------    ---------    ---------


    Gain on property sales, net                                                 23,162        1,099       22,238          727
                                                                             ---------    ---------    ---------    ---------
         Total other income and expense                                         24,361        9,502       39,627       37,452
                                                                             ---------    ---------    ---------    ---------

INCOME BEFORE MINORITY INTERESTS, INCOME TAXES,
    DISCONTINUED OPERATIONS, EXTRAORDINARY ITEM
    AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                   27,693       29,865       68,277      103,687
         Minority interests                                                     (4,075)      (7,955)     (17,177)     (25,909)
         Income tax benefit                                                      2,731           --        6,596           --
                                                                             ---------    ---------    ---------    ---------

INCOME BEFORE DISCONTINUED OPERATIONS, EXTRAORDINARY
    ITEM AND CUMULATIVE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE                                                        26,349       21,910       57,696       77,778

         Discontinued operations - income and gain on assets
          sold and held for sale                                                 1,400          549        6,430        1,693
         Extraordinary item - extinguishment of debt                                --           --           --      (10,802)
         Cumulative effect of a change in accounting principle                      --           --      (10,465)          --
                                                                             ---------    ---------    ---------    ---------

NET INCOME                                                                      27,749       22,459       53,661       68,669

Series A Preferred Share distributions                                          (4,556)      (3,375)     (12,146)     (10,125)
Series B Preferred Share distributions                                          (2,019)          --       (3,028)          --
                                                                             ---------    ---------    ---------    ---------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                  $  21,174    $  19,084    $  38,487    $  58,544
                                                                             =========    =========    =========    =========


BASIC EARNINGS PER SHARE DATA:
    Net income before discontinued operations, extraordinary item and
         cumulative effect of a change in accounting principle               $    0.19    $    0.17    $    0.41    $    0.63
    Discontinued operations - income and gain on assets
     sold and held for sale                                                       0.01         0.01         0.06         0.01
    Extraordinary item - extinguishment of debt                                     --           --           --        (0.10)
    Cumulative effect of a change in accounting principle                           --           --        (0.10)          --
                                                                             ---------    ---------    ---------    ---------

    Net income - basic                                                       $    0.20    $    0.18    $    0.37    $    0.54
                                                                             =========    =========    =========    =========


DILUTED EARNINGS PER SHARE DATA:
    Net income before discontinued operations, extraordinary item and
         cumulative effect of a change in accounting principle               $    0.19    $    0.17    $    0.41    $    0.62
    Discontinued operations - income and gain on assets
     sold and held for sale                                                       0.01           --         0.06         0.01
    Extraordinary item - extinguishment of debt                                     --           --           --        (0.10)
    Cumulative effect of a change in accounting principle                           --           --        (0.10)          --
                                                                             ---------    ---------    ---------    ---------

    Net income - diluted                                                     $    0.20    $    0.17    $    0.37    $    0.53
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

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                             CONSOLIDATED STATEMENT
                             OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                     Series A                      Series B
                                                 Preferred Shares              Preferred Shares           Treasury Shares
                                            ---------------------------   ---------------------------  --------------------------
                                               Shares       Net Value        Shares       Net Value      Shares       Net Value
                                            ------------   ------------   ------------   ------------  -----------   ------------
SHAREHOLDERS' EQUITY, December 31, 2001        8,000,000   $    200,000             --   $         --   18,770,418   $   (359,728)

Issuance of Preferred Shares                   2,800,000         48,160      3,400,000         81,923           --             --

Issuance of Common Shares                             --             --             --             --           --             --

Exercise of Common Share Options                      --             --             --             --           --             --

Extension on employee stock option notes              --             --             --             --                          --

Deferred Compensation                                 --             --             --             --           --             --

Issuance of Shares in Exchange for Operating
   Partnership Units                                  --             --             --             --           --             --

Share Repurchases                                     --             --             --             --    1,489,881        (28,347)

Dividends Paid                                        --             --             --             --           --             --

Net Income                                            --             --             --             --           --             --

Unrealized Loss on Marketable Securities              --             --             --             --           --             --

Unrealized Net Gain on Cash Flow Hedges               --             --             --             --           --             --

                                            ------------   ------------   ------------   ------------  -----------   ------------

SHAREHOLDERS' EQUITY, September 30, 2002      10,800,000   $    248,160      3,400,000   $     81,923   20,260,299   $   (388,075)
                                            ============   ============   ============   ============  ===========   ============
                                                                                            Deferred
                                                  Common Shares              Additional    Compensation
                                             ----------------------------     Paid-in      on Restricted    Accumulated
                                               Shares         Par Value       Capital         Shares        (Deficit)
                                             ------------    ------------   ------------   ------------    ------------
SHAREHOLDERS' EQUITY, December 31, 2001       123,396,017    $      1,227   $  2,234,360   $         --    $   (638,435)

Issuance of Preferred Shares                           --              --             --             --              --

Issuance of Common Shares                           6,656              --            124             --              --

Exercise of Common Share Options                  338,050               4            287             --              --

Extension on employee stock option notes               --              --          1,691             --              --

Deferred Compensation                             300,000               3          5,250         (5,253)             --

Issuance of Shares in Exchange for Operating
   Partnership Units                              106,574               1            119             --              --

Share Repurchases                                      --              --             --             --              --

Dividends Paid                                         --              --             --             --        (117,719)

Net Income                                             --              --             --             --          38,487

Unrealized Loss on Marketable Securities               --              --             --             --              --

Unrealized Net Gain on Cash Flow Hedges                --              --             --             --              --

                                             ------------    ------------   ------------   ------------    ------------

SHAREHOLDERS' EQUITY, September 30, 2002      124,147,297    $      1,235   $  2,241,831   $     (5,253)   $   (717,667)
                                             ============    ============   ============   ============    ============
                                               Accumulated
                                                 Other
                                              Comprehensive
                                                 Income          Total
                                              -------------   ------------
SHAREHOLDERS' EQUITY, December 31, 2001       $    (31,484)   $  1,405,940

Issuance of Preferred Shares                            --         130,083

Issuance of Common Shares                               --             124

Exercise of Common Share Options                        --             291

Extension on employee stock option notes                --           1,691

Deferred Compensation                                   --              --

Issuance of Shares in Exchange for Operating
   Partnership Units                                    --             120

Share Repurchases                                       --         (28,347)

Dividends Paid                                          --        (117,719)

Net Income                                              --          38,487

Unrealized Loss on Marketable Securities            (1,814)         (1,814)

Unrealized Net Gain on Cash Flow Hedges              3,083           3,083

                                              ------------    ------------

SHAREHOLDERS' EQUITY, September 30, 2002      $    (30,215)   $  1,431,939
                                              ============    ============


   The accompanying notes are an integral part of these financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                         FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                        ----------------------
                                                                          2002         2001
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  53,661    $  68,669
Adjustments to reconcile net income to
  net cash provided by operating activities:
       Depreciation and amortization                                      114,658       98,111
       Amortization of capitalized residential development costs          114,039           --
       Expenditures for capitalized residential development costs         (87,868)          --
       Discontinued operations                                              2,180        2,107
       Extraordinary item - extinguishment of debt                             --       10,802
       Impairment and other charges related to
         real estate assets                                                    --       18,932
       Gain on property sales, net                                        (29,366)        (727)
       Minority interests                                                  17,177       25,909
       Cumulative effect of a change in accounting principle               10,465           --
       Non-cash compensation                                                1,990          119
       Distributions received in excess of earnings from
         unconsolidated companies:
          Residential development properties                                   --        2,945
          Temperature-controlled logistics                                     --        7,811
          Other                                                                --          152
       Equity in (earnings) loss net of distributions received from unconsolidated companies:
          Office properties                                                  (990)        (105)
          Residential development properties                               (9,642)          --
          Temperature-controlled logistics                                  7,828           --
          Resort/Hotel                                                        416           --
          Other                                                             6,255           --
Change in assets and liabilities, net of effects of COPI transaction:
       Restricted cash and cash equivalents                                 2,771       (3,158)
       Accounts receivable                                                 11,709      (25,557)
       Deferred rent receivable                                             4,508        4,687
       Income tax asset-current and deferred                              (15,339)          --
       Other assets                                                         5,382       91,516
       Accounts payable, accrued expenses and
         other liabilities                                                (57,128)     (48,396)

                                                                        ---------    ---------
          Net cash provided by operating activities                       152,706      253,817
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net cash impact of COPI transaction                                 38,226           --
       Proceeds from property sales                                        76,582      184,449
       Proceeds from joint venture partner                                164,067      129,651
       Acquisition of rental properties                                   (97,373)          --
       Development of investment properties                                (1,669)     (14,088)
       Property improvements - office properties                          (11,619)     (17,178)
       Property improvements - hotel properties                           (13,720)     (15,835)
       Tenant improvement and leasing costs - office properties           (36,602)     (34,514)
       Decrease in restricted cash and cash equivalents                    12,668        4,994
       Return of investment in unconsolidated companies:
          Office properties                                                 1,660        2,008
          Residential development properties                               10,011       16,522
          Other                                                                --       11,975
       Investment in unconsolidated companies:
          Office                                                               --       (3,236)
          Residential development properties                              (27,732)     (72,380)
          Temperature-controlled logistics                                   (242)      (9,405)
          Other                                                              (425)      (1,584)
       Increase in notes receivable                                        (7,820)     (14,786)
                                                                        ---------    ---------
          Net cash provided by investing activities                       106,012      166,593
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt financing costs                                                (8,915)     (15,964)
       Borrowings under UBS Facility                                           --      105,000
       Payments under UBS Facility                                             --     (658,452)
       Borrowings under Credit Facility                                   372,000      480,000
       Payments under Credit Facility                                    (476,000)    (325,000)
       Notes Payable proceeds                                             375,000      386,386
       Notes Payable payments                                            (171,549)    (175,899)
       Residential development properties note payable borrowings          54,698           --
       Residential development properties note payable payments           (84,856)
       Redemption of GMAC preferred partner                              (218,423)          --
       Capital distributions - joint venture preferred equity              (6,967)     (15,849)
       Capital distributions - joint venture partner                       (1,540)      (4,526)
       Proceeds from exercise of share options                                353        9,212
       Treasury share repurchases                                         (28,522)        (381)
       Issuance of preferred shares-Series A                               48,160           --
       Issuance of preferred shares-Series B                               81,923           --
       Series A Preferred Share distributions                             (12,146)     (10,125)
       Series B Preferred Share Distributions                              (3,028)          --
       Dividends and unitholder distributions                            (132,549)    (200,615)
                                                                        ---------    ---------
          Net cash used in financing activities                          (212,361)    (426,213)
                                                                        ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           46,357       (5,803)
CASH AND CASH EQUIVALENTS,
       Beginning of period                                                 36,285       38,966
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS,
       End of period                                                    $  82,642    $  33,163
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

         The direct and indirect subsidiaries of Crescent Equities at September 30, 2002 included:

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

         The following table shows the consolidated subsidiaries of the Company that owned or had an interest in real estate assets (the "Properties") and the Properties that each subsidiary owned or had an interest in as of September 30, 2002.

     Operating Partnership         Wholly-owned assets - The Avallon IV,
                                   Chancellor Park, Datran Center (two office
                                   properties), Houston Center (three office
                                   properties) and The Park Shops at Houston
                                   Center. These Properties are included in the
                                   Company's Office Segment.

                                   Joint Venture assets, consolidated - 301
                                   Congress Avenue (50% interest) and The
                                   Woodlands Office Properties (85.6% interest)
                                   (six office properties). These Properties are included in the Company's Office Segment.
                                   Sonoma Mission Inn (80.1%). This Property is included in the Company's Hotel/Resort
                                   Segment.

                                   Equity Investments, unconsolidated - Bank One
                                   Center (50% interest), Bank One Tower (20%
                                   interest), Three Westlake Park (20%
                                   interest), Four Westlake Park (20% interest),
                                   Miami Center (40% interest) and 5 Houston
                                   Center (25%). These Properties are included in the Company's Office Segment. Mira Vista
                                   (94% interest), The Highlands (11.6%
                                   interest), Falcon Point (94% interest),
                                   Falcon Landing (94% interest) and Spring
                                   Lakes (94% interest). These Properties are included in the Company's Residential
                                   Development Segment.

     Crescent TRS Holding          Equity Investments, consolidated - Desert
     Corp.                         Mountain Development Corporation (93%
                                   interest) and The Woodlands Land Company
                                   (42.5% interest). These Properties are
                                   included in the Company's Residential
                                   Development Segment.

     COPI Colorado, L.P.           Equity Investments, consolidated - Bear Paw
                                   Lodge (60% interest), Eagle Ranch (60%
                                   interest), Main Street Junction (30%
                                   interest), Main Street Station (30%
                                   interest), Main Street Station Vacation Club
                                   (30% interest), Riverbend (60% interest),
                                   Three Peaks (Eagle's Nest) (30% interest),
                                   Park Place at Riverfront (64% interest), Park
                                   Tower at Riverfront (64% interest), Promenade
                                   Lofts at Riverfront (64% interest), Cresta
                                   (60% interest), Snow Cloud (64% interest),
                                   One Vendue Range (62% interest), Tahoe
                                   Mountain Resorts (57% - 71.2% interest).
                                   These Properties are included in the
                                   Company's Residential Development Segment.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     Crescent Real Estate         Wholly owned assets - Albuquerque Plaza,
     Funding II, L.P.             Barton Oaks Plaza, Briargate Office and
     ("Funding II")               Research Center, Las Colinas Plaza, Liberty
                                  Plaza I & II, MacArthur Center I & II,
                                  Ptarmigan Place, Stanford Corporate Center,
                                  Two Renaissance Square and 12404 Park Central.
                                  These Properties are included in the Company's
                                  Office Segment. Also, the Hyatt Regency
                                  Albuquerque and the Park Hyatt Beaver Creek
                                  Resort & Spa, both of which are included in
                                  the Company's Resort/Hotel Segment.

     Crescent Real Estate         Wholly-owned assets - Greenway Plaza Office
     Funding III, IV and V,       Properties (ten office properties), included
     L.P. ("Funding III, IV       in the Company's Office Segment, and
     and V")(1)                   Renaissance Houston Hotel, included in
                                  the Company's Resort/Hotel Segment.

     Crescent Real Estate         Wholly-owned asset - Canyon Ranch - Lenox,
     Funding VI, L.P.             included in the Company's Resort/Hotel
     ("Funding VI")               Segment.


     Crescent Real Estate         Wholly-owned assets - seven behavioral
     Funding VII, L.P.            healthcare properties, all of which are
     ("Funding VII")              classified as Properties Held for
                                  Disposition.

     Crescent Real Estate         Wholly-owned assets - The Addison, Addison
     Funding VIII, L.P.           Tower, Austin Centre, The Avallon V, Frost
     ("Funding VIII")             Bank Plaza, Greenway I & IA (two office
                                  properties), Greenway II, Johns Manville
                                  Plaza, Palisades Central I, Palisades Central
                                  II, Stemmons Place, Trammell Crow Center(3),
                                  3333 Lee Parkway, 1800 West Loop South, 5050
                                  Quorum, 44 Cook Street and 55 Madison. These
                                  Properties are included in the Company's
                                  Office Segment. Also, the Canyon Ranch -
                                  Tucson, Omni Austin Hotel, and Ventana Inn &
                                  Spa, which are included in the Company's
                                  Resort/Hotel Segment.

     Crescent Real Estate         Wholly-owned assets - MCI Tower. This
     Funding IX, L.P.             Property is included in the Company's
     ("Funding IX")               Office Segment.  Also, the Denver Marriott
                                  City Center, which is included in the
                                  Company's Resort/Hotel Segment.

     Crescent Real Estate         Wholly-owned assets - Fountain Place and
     Funding X, L.P.              Post Oak Central (three Office Properties),
     ("Funding X")                all of which are included in the Company's
                                  Office Segment.

     Crescent Spectrum            Wholly-owned assets - Spectrum Center,
     Center, L.P.(2)              included in the Company's Office Segment.


-----------------

(1) Funding III owns nine of the ten office properties in the Greenway Plaza office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns 9 Greenway, the remaining office property in the Greenway Plaza office portfolio.

(2) Crescent Spectrum Center, L.P. holds its interest in Spectrum Center through its ownership of the underlying land and notes and a mortgage on the Property.

(3) The Company owns the principal economic interest in Trammell Crow Center through its ownership of a fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and the building.

         See "Note 10. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" for a table that lists the Company's ownership in significant unconsolidated joint ventures and equity investments as of September 30, 2002.

         See "Note 11. Notes Payable and Borrowings under Credit Facility" for a list of certain other subsidiaries of the Company, all of which are consolidated in the Company's financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.

         On February 14, 2002, the Company executed an agreement with Crescent Operating, Inc. ("COPI"), pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and, pursuant to a strict foreclosure, COPI's voting common stock in three of the Company's Residential Development Corporations. See "Note 19. COPI" for additional information related to the Company's agreement with COPI.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

SEGMENTS

              The assets and operations of the Company were divided into four investment segments at September 30, 2002;

         o     the Office Segment;

         o     the Resort/Hotel Segment;

         o     the Residential Development Segment; and

         o     the Temperature-Controlled Logistics Segment.

              The assets owned in whole or in part by the Company as of September 30, 2002 are classified by investment segment as follows:

         o OFFICE SEGMENT consisted of 73 office properties, including three retail properties (collectively referred to as the "Office Properties"), located in 25 metropolitan submarkets in six states, with an aggregate of approximately 28.5 million net rentable square feet. Sixty-one of the Office Properties, including the three retail properties, are wholly owned and 12 are owned through joint ventures, seven of which are consolidated and five of which are unconsolidated. In addition, the Company owns a 25% interest in the 5 Houston Center Office Property which was completed in September 2002.

         o RESORT/HOTEL SEGMENT consisted of five luxury and destination fitness resorts and spas with a total of 1,036 rooms/guest nights and four upscale business-class hotel properties with a total of 1,771 rooms (collectively referred to as the "Resort/Hotel Properties"). Eight of the Resort/Hotel Properties are wholly owned and one of the luxury and destination fitness resorts and spas is owned through a joint venture that is consolidated.

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Company's ownership of real estate mortgages and voting and non-voting common stock representing interests of 94% to 100% in five residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through joint venture or partnership arrangements, owned in whole or in part 21 upscale residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Company's 40% interest in a general partnership (the "Temperature-Controlled Logistics Partnership"), which owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a real estate investment trust, which, as of September 30, 2002, directly or indirectly owned 88 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space.

         See "Note 9. Segment Reporting" for a table showing total revenues, operating expenses, equity in net income (loss) of unconsolidated companies and funds from operations for each of these investment segments for the three and nine months ended September 30, 2002 and 2001, and identifiable assets for each of these investment segments at September 30, 2002 and December 31, 2001.

         For purposes of segment reporting as defined in Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" and this Quarterly Report on Form 10-Q, the Resort/Hotel Properties, the Residential Development Properties and the Temperature-Controlled Logistics Properties are considered three separate reportable segments, as described above. However, for purposes of investor communications, the Company classifies its luxury and destination fitness resorts and spas and Residential Development Properties as a single group referred to as the "Resort and Residential Development Sector" due to the similar characteristics of targeted customers. This group does not contain the four business-

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

class hotel properties. Instead, for investor communications, the four business-class hotel properties are classified with the Temperature-Controlled Logistics Properties as the Company's "Investment Sector."


BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") for interim financial information, as well as in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Company's Form 10-K, as amended, for the year ended December 31, 2001.

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

         Subsequent to March 31, 2002 the Company determined that an impairment charge of $1,300, net of minority interest and taxes, was required for the goodwill at one of the Residential Development Corporations, bringing the total impairment charge to be recognized for the nine months ended September 30, 2002 to $10,500 related to initial application of SFAS No.142. In accordance with SFAS No. 142, the financial statements for the quarter ended March 31, 2002 were restated to include the additional impairment charge of $1,300. Accordingly, the entire $10,500 impairment charge against the goodwill of the Temperature-Controlled Logistics Corporation and one of the Residential Development Corporations has been included in the Company's consolidated statements of operations as a "Cumulative Effect of a Change in Accounting Principle" for the nine months ended September 30, 2002.

         In prior periods, the Company tested goodwill for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," under which an impairment loss is recognized when expected undiscounted future cash flows are less than the carrying value of the assets. For the year ended December 31, 2001, the expected future operating cash flows of the Temperature-Controlled Logistics Corporation on an undiscounted basis exceeded the carrying amounts of the properties and other long-lived assets, including goodwill. Accordingly, no impairment was recognized under SFAS No. 121. However, upon the adoption of SFAS No. 142 on January 1, 2002, the Temperature-Controlled Logistics Corporation compared the fair value of the Temperature-Controlled Logistics Properties based on discounted cash flows to the carrying value of the Temperature-Controlled Logistics Properties and the related goodwill. Based on this test, the fair value did not exceed the carrying value of the Temperature-Controlled Logistics assets and, accordingly, the goodwill was impaired.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that the results of operations, including any gains or losses recognized, be disclosed separately on the Company's consolidated statements of operations. The Company adopted SFAS No. 144 on January 1, 2002. Subsequent to January 1, 2002, the Company sold five Office Properties. The Company also sold three behavioral healthcare properties subsequent to January 1, 2002 and owned seven behavioral healthcare properties as of September 30, 2002, which were classified as held for sale. In accordance with SFAS No. 144, the results of operations of these assets and any gain or loss on sale have been presented as "Discontinued Operations - Income and Gain on Assets Sold and Held for Sale" in the accompanying consolidated statements of operations. The carrying value of the assets held for sale has been reflected as "Properties Held for Disposition, net" in the accompanying consolidated balance sheet as of September 30, 2002 and December 31, 2001. (See "Note 4. Discontinued Operations"). The adoption of this statement did not materially affect the Company's interim financial statements for the nine months ended September 30, 2002. The Company has reclassified certain amounts in prior period financial statements to conform with the new presentation requirements.

3.   ACQUISITION:

         On August 29, 2002, the Company acquired Johns Manville Plaza, a 29-story, 675,000 square foot Class A office building located in Denver, Colorado. The Company acquired the Office Property for approximately $91,200, funded by a draw on the Company's credit facility. The Office Property is wholly-owned by the Company and included in the Company's Office Segment.

4.   DISCONTINUED OPERATIONS:

OFFICE SEGMENT

         On January 18, 2002, the Company completed the sale of the Cedar Springs Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $12,000 and a net gain of approximately $4,500. The proceeds from the sale of the Cedar Springs Plaza Office Property were used primarily to pay down the Company's credit facility. This Property was wholly-owned by the Company and was included in the Company's Office Segment.

         On May 29, 2002, the Woodlands Office Equities - '95 Limited ("WOE"), owned by the Company and the Woodlands Commercial Properties Company, L.P. (the "Woodlands CPC"), sold two Office Properties located within The Woodlands, Texas. The sale generated net proceeds of approximately $3,600, of which the Company's portion was approximately $3,200, and generated a net gain of approximately $2,100, of which the Company's portion was approximately $1,900. The proceeds received by the Company were used primarily to pay down the Company's credit facility. These two Properties were consolidated joint venture properties and were included in the Company's Office Segment.

         On August 1, 2002, the Company completed the sale of the 6225 North 24th Street Office Property in Phoenix, Arizona. The sale generated net proceeds of approximately $8,800 and a net gain of approximately $1,300. The proceeds from the sale of the 6225 North 24th Street Office Property were used to redeem preferred Class A Units in Funding IX from GMAC Commercial Mortgage Corporation ("GMACCM"). This Office Property was wholly-owned by the Company and was included in the Company's Office Segment.

         On September 20, 2002, the Company completed the sale of the Reverchon Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $29,200 and a net gain of approximately $500. The proceeds from the sale of the Reverchon Plaza Office Property were used to pay down the Company's credit facility. This Office Property was wholly-owned by the Company and was included in the Company's Office Segment.

         The operations for these Office Properties, as well as the gains recognized on the sales of these Office Properties, are included in "Discontinued Operations - Income and Gain on Assets Sold and Held for Sale."

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


OTHER

         As of September 30, 2002, the Company owned seven behavioral healthcare properties, all of which were classified in the Company's financial statements as "Properties Held for Disposition, Net." During the nine months ended September 30, 2002, the Company recognized an impairment charge of approximately $600 on one of the behavioral healthcare properties held for sale. This charge was recognized in the Company's consolidated statements of operations as "Discontinued Operations - Income and Gain on Assets Sold and Held for Sale." The charge represents the difference between the carrying value of the property and the estimated sales price less costs of sale. After recognition of this impairment, the carrying value of the behavioral healthcare properties at September 30, 2002 was approximately $20,997. Depreciation expense has not been recognized since the dates the behavioral healthcare properties were classified as held for sale. The Company is actively marketing for sale the remaining seven behavioral healthcare properties. The sales of these behavioral healthcare properties are expected to close within the next year. No rental revenues, operating expenses or depreciation and amortization were recognized during the nine months ended September 30, 2002 for the seven behavioral healthcare properties classified as held for sale at September 30, 2002.

OFFICE SEGMENT

         The following table indicates the rental revenue, operating expenses, depreciation and amortization and net income for the nine months ended September 30, 2002 and 2001 for the Office Properties sold during the nine months ended September 30, 2002.

                                                                         DEPRECIATION
                              RENTABLE       RENTAL        OPERATING          AND
                            SQUARE FEET      REVENUE        EXPENSES     AMORTIZATION    NET INCOME
                            ------------   ------------   ------------   ------------   ------------
       September 30, 2002        670,753   $      4,320   $      2,841   $      1,369   $        110
                            ============   ============   ============   ============   ============

       September 30, 2001        670,753   $      7,864   $      4,064   $      1,878   $      1,922
                            ============   ============   ============   ============   ============

OFFICE SEGMENT AND OTHER

         The following table indicates the major classes of assets of the Properties held for sale as of September 30, 2002 and December 31, 2001.

                                                           AS OF
                                          ----------------------------------------
                                          SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                          ------------------    ------------------
       Land                               $            8,697    $           19,178
       Buildings and improvements                     14,039                69,294
       Furniture, fixture and equipment                1,820                 2,527
       Accumulated depreciation                       (3,559)              (14,690)
                                          ------------------    ------------------
       Net investment in real estate      $           20,997    $           76,309
                                          ==================    ==================

5.   OTHER ASSET DISPOSITIONS:

Office Segment

         On September 30, 2002, the Company completed the sale of the Washington Harbour Phase II Land located in the Georgetown submarket of Washington, D.C. The sale generated net proceeds of approximately $15,100 and a net loss of approximately $900. The proceeds from the sale of the Washington Harbour Phase II Land were used to pay down the Company's credit facility. This land was wholly-owned by the Company and was included in the Company's Office Segment.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Resort/Hotel Segment

         On September 30, 2002, the Company completed the sale of land adjacent to the Company's Canyon Ranch - Tucson Resort/Hotel Property (the "Canyon-Ranch
- Tucson Land") located in Tucson, Arizona to an affiliate of the management company (unrelated to the Company) of the Company's Canyon Ranch Resort/Hotel Properties. The sales price of the land was approximately $9,400, for which the Company received $1,900 of net cash proceeds and a promissory note in the amount of $7,520 with an interest rate of 6.50%, payable quarterly and maturing on October 1, 2007, and a net gain of approximately $5,500 recorded in the "Gain on Property Sales, net" caption of the Company's Consolidated Statements of Operations for the three and nine months ended September 30, 2002. The net cash proceeds from the sale of the Canyon-Ranch - Tucson Land were used to pay down the Company's credit facility. This land was wholly-owned by the Company and was included in the Company's Resort/Hotel Segment. The Company has committed to fund a $3,200 construction loan to the purchaser which will be secured by 20 developed lots and a $640 letter of credit. The Company had not funded any of the $3,200 commitment as of September 30, 2002.

6.   JOINT VENTURES

Consolidated

Sonoma Mission Inn & Spa

         On September 1, 2002, the Company entered into a joint venture arrangement with a subsidiary of Fairmont Hotels & Resorts, Inc. ("FHR"), pursuant to which the Company contributed a Resort/Hotel Property, the Sonoma Mission Inn & Spa in Sonoma County, California and FHR purchased a 19.9% equity interest in the limited liability company that owns the Resort/Hotel Property. The Company continues to own the remaining 80.1% interest. The joint venture generated approximately $8,000 in net cash proceeds to the Company that were used to pay down the Company's credit facility. The Company has loaned $45,100 to the limited liability company that owns Sonoma Mission Inn & Spa at an interest rate of LIBOR plus 300 basis points. The maturity date of the loan is the earlier of the date on which the limited liability company obtains third-party financing or one year. The limited liability company has the option to extend the loan for two successive six-month periods by paying a fee. Under the agreement with FHR, the Company will manage the limited liability company that owns Sonoma Mission Inn & Spa and FHR will operate and manage the property under the Fairmont brand. The joint venture transaction was accounted for as a partial sale of this Resort/Hotel Property, resulting in an approximately $4,000 loss on the interest sold.

Unconsolidated

Three Westlake Park

         On August 21, 2002, the Company entered into a joint venture arrangement with an affiliate of General Electric Pension Fund ("GE") in connection with which the Company contributed an Office Property, Three Westlake Park in Houston, Texas and GE made a cash contribution. The joint venture is structured such that GE holds an 80% equity interest in Three Westlake Park, a 415,000 square foot Office Property located in the Katy Freeway submarket of Houston, and the Company continues to hold the remaining 20% equity interest in the Office Property, which is accounted for under the equity method. The joint venture generated approximately $47,100 in net cash proceeds to the Company, including distributions to the Company resulting from the sale of its 80% equity interest and $6,600 from the Company's portion of mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Company. The Company has no commitment to reinvest the cash proceeds back into the joint venture. The joint venture was accounted for as a partial sale of this Office Property, resulting in a gain of $17,000, net of deferred gain of approximately $4,300. In addition, the Company manages and leases the Office Property on a fee basis. During the nine months ended September 30, 2002, the Company recognized $32 for these services.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Miami Center

         On September 25, 2002, the Company entered into a joint venture arrangement with an affiliate of a fund managed by JP Morgan Investment Management, Inc. ("JPM") in connection with which JPM purchased a 60% interest in Crescent Miami Center, L.L.C. with a cash contribution. Crescent Miami Center, L.L.C. owns an Office Property, Miami Center in Miami, Florida. The joint venture is structured such that JPM holds a 60% equity interest in Miami Center, and the Company holds the remaining 40% equity interest in the Office Property, which is accounted for under the equity method. The joint venture generated approximately $117,000 in net cash proceeds to the Company, including distributions to the Company resulting from the sale of its 60% equity interest and $32,400 from the Company's portion of mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Company. The Company has a remaining commitment for deferred maintenance items of approximately $700. The Company otherwise has no commitment to reinvest the cash proceeds back into the joint venture. The joint venture was accounted for as a partial sale of this Office Property, resulting in a gain of approximately $4,600, net of deferred gain of approximately $3,500. The Company will continue to manage Miami Center on a fee basis.

7.   EARNINGS PER SHARE:

         SFAS No. 128 "Earnings Per Share" ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

                                                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------------------------------------------------------
                                                                   2002                                     2001
                                                 ------------------------------------    ----------------------------------------
                                                                Wtd. Avg.  Per Share                       Wtd. Avg.   Per Share
                                                    Income        Shares    Amount          Income          Shares       Amount
                                                 -------------  --------- -----------    --------------   ----------  -----------
BASIC EPS -
Income before discontinued operations            $      26,349    103,766                $       21,910      108,748
Series A Preferred Share distributions                 (4,556)          -                       (3,375)           --
Series B Preferred Share distributions                 (2,019)          -                            --           --
                                                 -------------  --------- -----------    --------------   ----------  -----------

Income available to common
    shareholders before discontinued operations  $      19,774    103,766  $     0.19    $       18,535      108,748  $      0.17

Discontinued operations                                  1,400          -        0.01               549           --         0.01
                                                 -------------  --------- -----------    --------------   ----------  -----------
Net income available to common shareholders      $      21,174    103,766 $      0.20    $       19,084      108,748  $      0.18
                                                 =============  ========= ===========    ==============   ==========  ===========

DILUTED EPS -
Income available to common
   shareholders before discontinued operations   $      19,774    103,766                $       18,535      108,748

Effect of dilutive securities:
   Share and unit options                                   --        121                            --        1,875
                                                 -------------  --------- -----------    --------------   ----------  -----------

Income available to common
   shareholders before discontinued operations   $      19,774    103,887 $      0.19    $       18,535      110,623  $      0.17

Discontinued operations                                  1,400                   0.01               549           --           --
                                                 -------------  --------- -----------    --------------   ----------  -----------
Net income available to common shareholders      $      21,174    103,887 $      0.20    $       19,084      110,623  $      0.17
                                                 =============  ========= ===========    ==============   ==========  ===========

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                           FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                    ----------------------------------
                                                                                    2002
                                                                    ----------------------------------
                                                                                  Wtd. Avg. Per Share
                                                                       Income      Shares      Amount
                                                                    ------------- --------  ----------
BASIC EPS -
Income before discontinued operations, extraordinary item
   And cumulative effect of a change in accounting principle        $      57,696  104,527
Series A Preferred Share distributions                                    (12,146)      --
Series B Preferred Share distributions                                     (3,028)      --
                                                                    -------------  -------  ----------

Income available to common
   shareholders before discontinued operations, extraordinary item
   And cumulative effect of a change in accounting principle        $      42,522  104,527  $     0.41
Discontinued operations                                                     6,430       --        0.06
Extraordinary item - extinguishment of debt                                    --       --          --
Cumulative effect of a change in accounting principle                     (10,465)      --       (0.10)
                                                                    -------------  -------  ----------
Net income available to common shareholders                         $      38,487  104,527  $     0.37
                                                                    =============  =======  ==========

DILUTED EPS -
Income available to common
   shareholders before discontinued operations, extraordinary item
   And cumulative effect of a change in accounting principle        $      42,522  104,527

Effect of dilutive securities:
   Share and unit options                                                      --      514
                                                                    -------------  -------  ----------

Income available to common
   shareholders before discontinued operations, extraordinary item
   And cumulative effect of a change in accounting principle        $      42,522  105,041  $     0.41

Discontinued operations                                                     6,430       --        0.06
Extraordinary item - extinguishment of debt                                    --       --          --
Cumulative effect of a change in accounting principle                     (10,465)      --       (0.10)
                                                                    -------------  -------  ----------
Net income available to common shareholders                         $      38,487  105,041  $     0.37
                                                                    =============  =======  ==========
                                                                              FOR THE NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                    -------------------------------------
                                                                                      2001
                                                                    -------------------------------------
                                                                                     Wtd. Avg.  Per Share
                                                                      Income          Shares     Amount
                                                                    -----------       -------   ---------
BASIC EPS -
Income before discontinued operations, extraordinary item
   And cumulative effect of a change in accounting principle        $    77,778       108,170
Series A Preferred Share distributions                                  (10,125)           --
Series B Preferred Share distributions                                       --            --
                                                                    -----------       -------   ---------

Income available to common
   shareholders before discontinued operations, extraordinary item
   And cumulative effect of a change in accounting principle        $    67,653       108,170   $    0.63
Discontinued operations                                                   1,693            --        0.01
Extraordinary item - extinguishment of debt                             (10,802)           --       (0.10)
Cumulative effect of a change in accounting principle                        --            --          --
                                                                    -----------       -------   ---------
Net income available to common shareholders                         $    58,544       108,170   $    0.54
                                                                    ===========       =======   =========

DILUTED EPS -
Income available to common
   shareholders before discontinued operations, extraordinary item
   And cumulative effect of a change in accounting principle        $    67,653       108,170

Effect of dilutive securities:
   Share and unit options                                                    --         1,841
                                                                    -----------       -------   ---------

Income available to common
   shareholders before discontinued operations, extraordinary item
   And cumulative effect of a change in accounting principle        $    67,653       110,011   $    0.62

Discontinued operations                                                   1,693            --        0.01
Extraordinary item - extinguishment of debt                             (10,802)           --       (0.10)
Cumulative effect of a change in accounting principle                        --            --          --
                                                                    -----------       -------   ---------
Net income available to common shareholders                         $    58,544       110,011   $    0.53
                                                                    ===========       =======   =========

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The effect of the conversion of the Series A Convertible Cumulative Preferred Shares is not included in the computation of Diluted EPS for the three and nine months ended September 30, 2002 or 2001, since the effect of their conversion would be antidilutive.

8.   SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS:

                                                                              FOR THE NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                           --------------------------
                                                                              2002           2001
                                                                           -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid on debt                                                  $   106,969    $   143,908
    Interest capitalized - Office                                                  118             --
    Interest capitalized - Resort/Hotel                                             --            507
    Interest capitalized - Residential Development                               9,591             --
    Additional interest paid resulting from cash flow hedge agreements          18,028          7,150
                                                                           -----------    -----------
    Total interest paid                                                    $   134,706    $   151,565
                                                                           ===========    ===========
    Interest expense                                                       $   135,871    $   139,189
                                                                           ===========    ===========
    Cash paid for income taxes                                             $    10,200    $        --
                                                                           ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
   Conversion of Operating Partnership units to common shares with resulting reduction in minority interest and increases in common
   shares and additional paid-in capital                                   $       120    $     2,759
    Impairment related to an investment in an unconsolidated company            (5,302)            --
    Sale of marketable securities                                                   --         (8,642)
    Unrealized net loss on available-for-sale securities                        (1,814)            --
    Adjustment of cash flow hedges to fair value                                 3,083        (19,649)
    Impairment related to real estate assets held for sale                         600             --
    Noncash compensation                                                         1,900             --
    Acquisition of ownership of certain assets previously owned by
       Broadband in consideration for conveyance of the Company's equity
       interest in Broadband                                                        --          7,200
    Financed sale of land parcel                                                 7,520             --
                                                                           -----------    -----------
                                                                           $     6,107    $   (18,332)
                                                                           ===========    ===========

SUPPLEMENTAL SCHEDULE OF TRANSFER OF ASSETS AND ASSUMPTIONS OF
   LIABILITIES PURSUANT TO THE FEBRUARY 14, 2002 AGREEMENT WITH COPI:
     Net investment in real estate                                         $   570,175
     Restricted cash and cash equivalents                                        3,968
     Accounts receivable, net                                                   23,338
     Investments in real estate mortgages and equity of unconsolidated        (309,103)
      companies
     Notes receivable - net                                                    (29,816)
     Income tax asset - current and deferred, net                               21,784
     Other assets, net                                                          63,263
     Notes payable                                                            (129,157)
     Accounts payable - accrued expenses and other liabilities                (201,159)
     Minority Interest - Consolidated real estate partnerships                 (51,519)
                                                                           -----------
        Increase in cash resulting from the COPI agreement                 $   (38,226)         N/A
                                                                           ===========

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9.   SEGMENT REPORTING:

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

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Selected financial information related to each segment for the three and nine months ended September 30, 2002 and 2001, and identifiable assets for each of the segments at September 30, 2002 and December 31, 2001, are presented below.


SELECTED FINANCIAL INFORMATION:

                                                                                  TEMPERATURE-
                                                                    RESIDENTIAL   CONTROLLED
FOR THE THREE MONTHS ENDED         OFFICE          RESORT/HOTEL     DEVELOPMENT    LOGISTICS     CORPORATE
SEPTEMBER 30, 2002                 SEGMENT           SEGMENT          SEGMENT       SEGMENT      AND OTHER(1)       TOTAL
--------------------------       ------------      ------------    ------------   ------------   ------------    ------------
Property revenues                $    146,773(2)   $     56,110    $     43,837   $         --   $         --    $    246,720
Other income                               --                --              --             --          1,781           1,781
                                 ------------      ------------    ------------   ------------   ------------    ------------
     Total revenue               $    146,773      $     56,110    $     43,837   $         --   $      1,781    $    248,501
                                 ============      ============    ============   ============   ============    ============


Property operating expenses      $     62,175      $     44,599    $     42,110   $         --   $         --    $    148,884
Other operating expenses                   --                --              --             --         96,285          96,285
                                 ------------      ------------    ------------   ------------   ------------    ------------
     Total expenses              $     62,175      $     44,599    $     42,110   $         --   $     96,285    $    245,169
                                 ============      ============    ============   ============   ============    ============

Equity in net income (loss) of
   unconsolidated companies      $        874      $        (91)   $      4,272   $     (3,101)  $       (755)   $      1,199
                                 ============      ============    ============   ============   ============    ============
Funds from operations(3)         $     88,045      $     13,593    $      4,319   $      3,675   $    (59,620)   $     50,012(4)
                                 ============      ============    ============   ============   ============    ============

                                                                              TEMPERATURE-
                                                                RESIDENTIAL   CONTROLLED
FOR THE THREE MONTHS ENDED         OFFICE       RESORT/HOTEL    DEVELOPMENT    LOGISTICS      CORPORATE
SEPTEMBER 30, 2001                 SEGMENT         SEGMENT        SEGMENT       SEGMENT      AND OTHER(1)       TOTAL
--------------------------       ------------   ------------   ------------   ------------   ------------    ------------

Property revenues                $    151,253   $     12,449   $         --   $         --   $         --    $    163,702
Other income                               --             --             --             --          9,710           9,710
                                 ------------   ------------   ------------   ------------   ------------    ------------
     Total revenue               $    151,253   $     12,449   $         --   $         --   $      9,710    $    173,412
                                 ============   ============   ============   ============   ============    ============

Property operating expenses      $     64,869   $         --   $         --   $         --   $         --    $     64,869
Other operating expenses                   --             --             --             --         88,180          88,180
                                 ------------   ------------   ------------   ------------   ------------    ------------
     Total expenses              $     64,869   $         --   $         --   $         --   $     88,180    $    153,049
                                 ============   ============   ============   ============   ============    ============
Equity in net income (loss) of
   unconsolidated companies      $      1,520   $         --   $      7,263   $     (2,066)  $      1,686    $      8,403
                                 ============   ============   ============   ============   ============    ============
Funds from operations(3)         $     91,237   $     12,374   $     10,278   $      3,621   $    (54,560)   $     62,950(4)
                                 ============   ============   ============   ============   ============    ============

        --------------------

        Footnotes start on page 18.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                  TEMPERATURE-
                                                                    RESIDENTIAL   CONTROLLED
FOR THE NINE MONTHS ENDED          OFFICE          HOTEL/RESORT     DEVELOPMENT    LOGISTICS      CORPORATE
SEPTEMBER 30, 2002                 SEGMENT            SEGMENT         SEGMENT       SEGMENT      AND OTHER(1)          TOTAL
-------------------------        ------------      ------------    ------------   ------------   ------------       ------------
Property revenues                $    429,297(2)   $    148,157    $    176,887   $         --   $         --       $    754,341
Other income                               --                --              --             --          5,850              5,850
                                 ------------      ------------    ------------   ------------   ------------       ------------
  Total revenues                 $    429,297      $    148,157    $    176,887   $         --   $      5,850       $    760,191
                                 ============      ============    ============   ============   ============       ============

Property operating expenses      $    189,146      $    110,701    $    161,319   $         --   $         --       $    461,166
Other operating expenses                   --                --              --             --        270,375            270,375
                                 ------------      ------------    ------------   ------------   ------------       ------------
  Total expenses                 $    189,146      $    110,701    $    161,319   $         --   $    270,375       $    731,541
                                 ============      ============    ============   ============   ============       ============
Equity in net income (loss) of
  unconsolidated companies       $      3,655      $        (91)   $     22,934   $     (3,828)  $     (5,281)      $     17,389
                                 ============      ============    ============   ============   ============       ============

Funds from operations            $    249,119      $     47,140    $     32,354   $     14,450   $   (175,719)(3)   $    167,344(4)
                                 ============      ============    ============   ============   ============       ============

                                                                                  TEMPERATURE-
                                                                    RESIDENTIAL   CONTROLLED
FOR THE NINE MONTHS ENDED          OFFICE          HOTEL/RESORT     DEVELOPMENT    LOGISTICS      CORPORATE
SEPTEMBER 30, 2001                 SEGMENT            SEGMENT         SEGMENT       SEGMENT      AND OTHER(1)          TOTAL
-------------------------        -----------       ------------    ------------   ------------   ------------       ------------
Property revenues                $    456,311      $     44,523    $         --   $         --   $         --       $    500,834
Other income                               --                --              --             --         36,347             36,347
                                 ------------      ------------    ------------   ------------   ------------       ------------
  Total revenues                 $    456,311      $     44,523    $         --   $         --   $     36,347       $    537,181
                                 ============      ============    ============   ============   ============       ============

Property operating expenses      $    196,340      $         --    $         --   $         --   $         --       $    196,340
Other operating expenses                   --                --              --             --        274,606            274,606
                                 ------------      ------------    ------------   ------------   ------------       ------------
  Total expenses                 $    196,340      $         --    $         --   $         --   $    274,606       $    470,946
                                 ============      ============    ============   ============   ============       ============
Equity in net income (loss) of
  unconsolidated companies       $      3,841      $         --    $     27,703   $      2,285   $      2,896       $     36,725
                                 ============      ============    ============   ============   ============       ============

Funds from operations            $    273,134      $     44,142    $     36,927   $     19,085   $   (156,703)(3)   $    216,585(4)
                                 ============      ============    ============   ============   ============       ============

IDENTIFIABLE ASSETS:
Balance at September 30, 2002    $  2,543,589      $    500,784    $    762,018   $    290,515   $    244,205       $  4,341,111
                                 ============      ============    ============   ============   ============       ============
Balance at December 31, 2001     $  2,739,727      $    444,887    $    372,539   $    308,427   $    276,569       $  4,142,149
                                 ============      ============    ============   ============   ============       ============

         --------------------

         (1) For purposes of this Note, the behavioral healthcare properties' financial information has been included in this column.

         (2) Includes approximately $5,000 of net insurance proceeds received in September 2002 as a result of an insurance claim on one of the Company's Office Properties that had been damaged as a result of a tornado.

         (3) Includes interest and other income, behavioral healthcare property income, preferred return paid to GMACCM, other unconsolidated companies, less depreciation and amortization of non-real estate assets and amortization of deferred financing costs, corporate general and administrative expense, interest expense and preferred dividends.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(4)  Reconciliation of Funds From Operations to Net Income

                                                          FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                         ----------------------------       -------------------------------
                                                             2002            2001               2002               2001
                                                         ------------    ------------       ------------       ------------
Consolidated funds from operations                       $     50,012    $     62,950       $    167,344       $    216,585
Adjustments to reconcile Funds from Operations
  to Net Income:
  Depreciation and amortization of real estate assets         (36,419)        (30,840)          (102,088)           (89,859)
  Gain (Loss) on property sales, net                           19,311           1,032             24,500                570
  Impairment and other adjustments related to real
     estate assets                                                 --              19               (600)           (15,305)
  Extraordinary Item - extinguishment of debt                      --              --                 --            (10,802)
  Cumulative effect of change in accounting principle              --              --            (10,465)                --
  Adjustment for investments in real estate
     mortgages and equity of unconsolidated companies:
        Office Properties                                      (1,946)         (2,663)            (5,997)            (6,718)
        Hotel/Resort Properties                                  (370)             --               (370)                --
        Residential Development Properties                        615          (3,015)            (2,339)            (9,224)
        Temperature-Controlled Logistics Properties            (6,777)         (5,687)           (18,278)           (16,800)
        Other                                                     (96)             --             (5,872)(a)             --
    Unitholder minority interest                               (3,156)         (2,712)            (7,348)            (9,903)
    Series A Preferred share distribution                       4,556           3,375             12,146             10,125
    Series B Preferred share distribution                       2,019              --              3,028                 --
                                                         ------------    ------------       ------------       ------------
Net Income                                               $     27,749    $     22,459       $     53,661       $     68,669
                                                         ============    ============       ============       ============

         -----------------------------------

         (a) These amounts primarily represent impairment of the Company's investment in DBL Holdings, Inc., related to the Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a privately-placed equity interest of a collaterized bond obligation. (See "Note
                  10. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" for further discussion).

SIGNIFICANT LESSEES

         See "Note 10. Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Temperature-Controlled Logistics Properties" for a description of the sole lessee of the Temperature-Controlled Logistics Properties.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


10.     INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED
COMPANIES:

         The Company has investments of 20% to 50% in six unconsolidated joint ventures that own six Office Properties. The Company does not have control of these partnerships, and therefore, these investments are accounted for using the equity method of accounting.

         The Company has other unconsolidated equity investments with interests ranging from 24% to 97.4%. The Company does not have control of these entities due to ownership interests of 50% or less or the ownership of non-voting interests only, and therefore, these investments are also accounted for using the equity method of accounting.

         The following is a summary of the Company's ownership in significant unconsolidated joint ventures and equity investments.

                                                                                                  COMPANY'S OWNERSHIP
                        ENTITY                                     CLASSIFICATION               AS OF SEPTEMBER 30, 2002
-------------------------------------------------------  ------------------------------------   -------------------------

Joint Ventures
Main Street Partners, L.P.                                 Office (Bank One Center-Dallas)                 50.0% (1)
Crescent Miami Center, L.L.C.                               Office (Miami Center - Miami)                  40.0% (2)
Crescent 5 Houston Center, L.P.                           Office (5 Houston Center-Houston)                25.0% (3)
Austin PT BK One Tower Office Limited Partnership          Office (Bank One Tower-Austin)                  20.0% (4)
Houston PT Four Westlake Office Limited Partnership      Office (Four Westlake Park-Houston)               20.0% (4)
Houston PT Three Westlake Office Limited Partnership        Office (Three Westlake Park -                  20.0% (4)
                                                                      Houston)

Equity Investments
Mira Vista Development Corp.                                   Residential Development                     94.0% (5)
Houston Area Development Corp.                                 Residential Development                     94.0% (6)
The Woodlands Land Development Company, L.P. (7)               Residential Development                     42.5% (8)(9)
Blue River Land Company, L.L.C. (7)                            Residential Development                     31.8% (10)
Manalapan Hotel Partners, L.L.C. (7)                       Resort/Hotel (Ritz Carlton Palm                 24.0% (11)
                                                                       Beach)
Temperature-Controlled Logistics Partnership              Temperature-Controlled Logistics                 40.0% (12)
The Woodlands Commercial Properties Company, L.P.                      Office                              42.5% (8)(9)
DBL Holdings, Inc.                                                      Other                              97.4% (13)
CR License, L.L.C.                                                      Other                              30.0% (14)
Woodlands Operating Company, L.P.                                       Other                              42.5% (8)(9)
Canyon Ranch Las Vegas                                                  Other                              65.0% (15)
SunTX Fulcrum Fund, L.P.                                                Other                              33.3% (16)

----------

(1) The remaining 50.0% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

(2) The remaining 60% interest in Crescent Miami Center, L.L.C. is owned by a fund advised by JP Morgan Investment Management, Inc. The Company will continue to manage Miami Center on a fee basis.

(3) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Investment Management, Inc. The Company recorded $1,142 in development, and leasing fees, related to this investment during the nine months ended September 30, 2002. The 5 Houston Center Office Property was completed on September 16, 2002.

(4) The remaining 80% interest in Austin PT BK One Tower Office Limited Partnership, Houston PT Three Westlake Office Limited Partnership and Houston PT Four Westlake Office Limited Partnership is owned by an affiliate of General Electric Pension Fund. The Company recorded $473 in management and leasing fees for these Office Properties during the nine months ended September 30, 2002.

(5) The remaining 6.0% interest in Mira Vista Development, Corp. ("MVDC"), which represents 100% of the voting stock, is owned 4.0% by DBL Holdings, Inc. ("DBL") and 2.0% by third parties.

(6) The remaining 6.0% interest in Houston Area Development Corp. ("HADC"), which represents 100% of the voting stock, is owned 4.0% by DBL and 2.0% by a third party.

(7) On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, pursuant to a strict foreclosure, COPI's interests in the voting stock in three of the Company's Residential Development Corporations (Desert Mountain Development Corporation ("DMDC"), The Woodlands Land Company, Inc. ("TWLC") and Crescent Resort Development, Inc. ("CRDI"), and in CRL Investments, Inc. ("CRLI"). COPI transferred its 60% general partner interest in COPI Colorado, L.P. which owns 10% of the voting stock in CRDI, which increased the Company's ownership interest in CRDI from 90% to 96%. As a result, the Company fully

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     consolidated the operations of these entities beginning on the dates of the asset transfers. The Woodlands Land Development Company, L.P. is an unconsolidated equity investment of TWLC. Blue River Land Company, L.L.C., and Manalapan Hotel Partners, L.L.C., are unconsolidated equity investments of CRDI. See "Note 20. Subsequent Event" for a description of the Company's acquisition of the remaining 75% interest in the Manalapan Hotel Partners, L.L.C.

(8) The remaining 57.5% interest in The Woodlands Land Development Company, L.P., The Woodlands Commercial Properties Company, L.P. (the "Woodlands CPC") and The Woodlands Operating Company, L.P. are owned by an affiliate of Morgan Stanley.

(9) Distributions are made to partners based on specified payout percentages. During the nine months ended September 30, 2002, the payout percentage to the Company was 52.5%.

(10) Of the remaining 68.2% interest in Blue River Land Company, L.L.C., 0.7% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, through his 20% ownership of COPI Colorado, L.P. and 67.5% is owned by parties unrelated to the Company.

(11) Of the remaining 76.0% interest in Manalapan Hotel Partners, L.L.C., 0.5% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, through his 20% ownership of COPI Colorado, L.P. and 75.5% is owned by parties unrelated to the Company. See "Note 20 Subsequent Event" for discussion of Manalapan Hotel Partners, L.L.C.

(12) The remaining 60.0% interest in the Temperature-Controlled Logistics Partnership is owned by Vornado Realty Trust, L.P.

(13) John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, obtained the remaining 2.6% economic interest in DBL (including 100% of the voting interest in DBL) in exchange for his voting interests in MVDC and HADC, originally valued at approximately $381, and approximately $63 in cash, or total consideration valued at approximately $444. At September 30, 2002, Mr. Goff's book value in DBL was approximately $401.

(14) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Company's Resort/Hotel Properties.

(15) The remaining 35% interest in Canyon Ranch Las Vegas is owned by an affiliate of the management company of two of the Company's Resort/Hotel Properties.

(16) The SunTX Fulcrum Fund, L.P's (the "Fund") objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 66.7% of the Fund is owned by a group of individuals unrelated to the Company. The Company's ownership percentage will decline by the closing date of the Fund as capital commitments from third parties are secured. The Company's projected ownership interest at the closing of the Fund is approximately 7.5% based on the Fund manager's expectations for the final Fund capitalization. The Company accounts for its investment in the Fund under the cost method. The Company's investment at September 30, 2002 was $7,800.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


SUMMARY FINANCIAL INFORMATION

         The Company reports its share of income and losses based on its ownership interest in its respective equity investments, adjusted for any preference payments. As a result of the Company's transaction with COPI on February 14, 2002, certain entities that were reported as unconsolidated entities as of December 31, 2001 and for the nine months ended September 30, 2001 are consolidated in the September 30, 2002 financial statements. Additionally, certain unconsolidated subsidiaries of the newly consolidated entities are now shown separately as unconsolidated entities of the Company. The unconsolidated entities that are included under the headings on the following tables are summarized below.

         Balance Sheets as of September 30, 2002:

            o The Woodlands Land Development Company, L.P. ("TWLDC") - This is an unconsolidated investment of TWLC;

            o Other Residential Development Corporations - This includes the Blue River Land Company, L.L.C, an unconsolidated investment of CRDI, MVDC and HADC;

            o Resort/Hotel - This includes Manalapan Hotel Partners, L.L.C., an unconsolidated investment of CRDI;

            o  Temperature-Controlled Logistics ("TCL"); and

            o Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., and Woodlands CPC.

         Balance Sheets as of December 31, 2001:

            o Crescent Resort Development, Inc.- This Residential Development Corporation was consolidated beginning February 14, 2002 as a result of the COPI transaction. Its unconsolidated investments, the Blue River Land Company, L.L.C. and Manalapan Hotel Partners, L.L.C., are included under "Other Residential Development Corporations" in the following Balance Sheets as of September 30, 2002;

            o The Woodlands Land Company, Inc. - This Residential Development Corporation was consolidated beginning February 14, 2002 as a result of the COPI transaction. Its unconsolidated subsidiary is included under "The Woodlands Land Development Company, L.P." in the following Balance Sheets as of September 30, 2002;

            o Other Residential Development Corporations - This includes DMDC, MVDC and HADC. DMDC was consolidated beginning February 14, 2002 as a result of the COPI transaction;

            o  TCL; and

            o Office - This includes Main Street Partners, L.P., Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P. and Woodlands CPC.

         Summary Statement of Operations for the nine months ended September 30, 2002:

            o The Woodlands Land Development Company, L.P. - This includes TWLDC's operating results for the period February 15 through September 30, 2002 and TWLC's operating results for the period January 1 through February 14, 2002. TWLDC is an unconsolidated subsidiary of TWLC;

            o Other Residential Development Corporations - This includes the operating results of DMDC and CRDI for the period January 1 through February 14, 2002; the operating results of the Blue River Land Company, L.L.C. for the period February 15 through September 30, 2002; and the operating results of MVDC and HADC for the nine months ended September 30, 2002;

            o Resort/Hotel - This includes Manalapan Hotel Partners, L.L.C., an unconsolidated investment of CRDI.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


            o Temperature-Controlled Logistics - This includes the operating results for TCL for the nine months ended September 30, 2002; and

            o Office - This includes the operating results for Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center L.L.C., and Woodlands CPC for the nine months ended September 30, 2002.

         Summary Statement of Operations for the nine months ended September 30, 2001:

            o Crescent Resort Development, Inc.- This includes the operating results of CRDI for the nine months ended September 30, 2001;

            o The Woodlands Land Company, LP - This includes the operating results of TWLC and TWLDC for the nine months ended September 30, 2001;

            o Other Residential Development Corporations - This includes the operating results of DMDC, MVDC and HADC for the nine months ended September 30, 2001;

            o Temperature-Controlled Logistics - This includes the operating results for TCL for the nine months ended September 30, 2001; and

            o Office - This includes the operating results for Main Street Partners, 5 Houston Center, Four Westlake Plaza, Bank One Tower and Woodlands CPC, for the nine months ended September 30, 2001.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

BALANCE SHEETS:

                                                                   AS OF SEPTEMBER 30, 2002
                                         ----------------------------------------------------------------------------------------
                                             THE
                                           WOODLANDS       OTHER
                                             LAND       RESIDENTIAL                     TEMPERATURE-
                                          DEVELOPMENT   DEVELOPMENT       RESORT/       CONTROLLED
                                         COMPANY, L.P.  CORPORATIONS       HOTEL         LOGISTICS      OFFICE          OTHER
                                         ------------   ------------   ------------    ------------   ------------   ------------
Real estate, net                         $    387,440   $     47,440   $     64,516    $  1,227,449   $    773,185
Cash                                            1,816          2,825          2,364          15,089         33,919
Other assets                                   39,768          2,503          3,164          99,757         27,822

                                         ------------   ------------    ------------   ------------   ------------
     Total assets                        $    429,024   $     52,768   $     70,044    $  1,342,295   $    834,926
                                         ============   ============    ============   ============   ============

Notes payable                            $    258,969   $         --   $     65,470    $    541,326   $    451,202
Notes payable to the Company                   10,625             --          8,849              --             --
Other liabilities                              53,389         17,077         18,189          66,715         41,995
Equity                                        106,041         35,691        (22,464)        734,254        341,729
                                         ------------   ------------    ------------   ------------   ------------
      Total liabilities and equity       $    429,024   $     52,768   $     70,044    $  1,342,295   $    834,926
                                         ============   ============    ============   ============   ============

Company's share of unconsolidated debt   $    110,063   $         --   $     15,713    $    216,530   $    164,253
                                         ============   ============    ============   ============   ============

Company's investments in real estate
  mortgages and equity of
  unconsolidated companies               $     45,995   $     55,997   $       (716)   $    290,514   $    125,185   $     36,768
                                         ============   ============   ============    ============   ============   ============

                                                                     AS OF SEPTEMBER 30, 2001
                                         -------------------------------------------------------------------------------------------
                                             THE
                                           WOODLANDS        OTHER
                                             LAND         RESIDENTIAL                     TEMPERATURE-
                                          DEVELOPMENT     DEVELOPMENT       RESORT/       CONTROLLED
                                         COMPANY, L.P.    CORPORATIONS       HOTEL         LOGISTICS        OFFICE          OTHER
                                         -------------   -------------   -------------   -------------   -------------   -----------
Real estate, net                         $     393,784   $     365,636   $     173,991   $   1,271,809   $     553,147
Cash                                            17,570           2,688           7,973          23,979          28,224
Other assets                                    31,749          32,244          94,392          83,424          31,654
                                         -------------   -------------   -------------   -------------   -------------
     Total assets                        $     443,103   $     400,568   $     276,356   $   1,379,212   $     613,025
                                         =============   =============   =============   =============   =============

Notes payable                            $     136,621   $     225,263   $      29,910   $     558,951   $     324,718
Notes payable to the Company                   180,827              --          60,000           4,831              --
Other liabilities                               96,146          74,271         138,761          46,945          29,394
Equity                                          29,509         101,034          47,685         768,485         258,913
                                         -------------   -------------   -------------   -------------   -------------
      Total liabilities and equity       $     443,103   $     400,568   $     276,356   $   1,379,212   $     613,025
                                         =============   =============   =============   =============   =============

Company's share of unconsolidated debt   $      65,303   $      90,949   $      26,425   $     223,580   $     126,580
                                         =============   =============   =============   =============   =============
Company's investments in real estate
  mortgages and equity of
  unconsolidated companies               $     222,082   $      29,046   $     120,407   $     308,427   $     121,423   $    36,932
                                         =============   =============   =============   =============   =============   ===========

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


SUMMARY STATEMENTS OF OPERATIONS:

                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   ---------------------------------------------------------------------------------------------

                                       THE
                                     WOODLANDS         OTHER
                                       LAND         RESIDENTIAL                      TEMPERATURE-
                                    DEVELOPMENT     DEVELOPMENT         RESORT/       CONTROLLED
                                    COMPANY, LP.   CORPORATIONS          HOTEL         LOGISTICS          OFFICE(1)      OTHER
                                   -------------   -------------    -------------    -------------       -----------   ---------
Total revenue                      $      98,128   $      82,944    $      26,599    $      81,762       $    70,250
Expense:
   Operating expense                      54,919          76,798           22,534           12,492(2)         32,082
   Interest expense                        3,578             399            4,080           32,324            13,584
   Depreciation and amortization           2,591           1,268            2,667           44,140            16,733
   Tax (benefit) expense                     406             (78)              --               --                --
   Other (income) expense                     --              --               --            2,377                --
                                   -------------    -------------    -------------   -------------       -----------
Total expense                      $      61,494   $      78,387    $      29,281    $      91,333       $    62,399
                                   -------------    -------------    -------------   -------------       -----------

Net income                         $      36,634   $       4,557    $      (2,682)   $      (9,571)(3)   $     7,851
                                   =============    =============    =============   =============       ===========

Company's equity in net income
  of unconsolidated companies      $      19,018   $       3,916    $         (91)   $      (3,828)      $     3,655   $  (5,281)(4)
                                   =============   =============    =============    =============       ===========   =========

                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                       ------------------------------------------------------------------------------------------
                                                           THE
                                         CRESCENT        WOODLANDS
                                          RESORT           LAND       RESIDENTIAL   TEMPERATURE-
                                       DEVELOPMENT,      COMPANY,     DEVELOPMENT    CONTROLLED
                                           INC.            INC.      CORPORATIONS    LOGISTICS         OFFICE(5)         OTHER
                                       ------------   ------------   ------------   ------------      ------------   ------------
Total revenues                         $     93,581   $    148,823   $     61,875   $    107,287      $     61,945
Expenses:
     Operating expense                       78,850         83,066         50,162         22,662(2)         25,668
     Interest expense                         1,233          4,099          1,697         43,888            14,955
     Depreciation and amortization            2,576          4,221          4,592         34,350            13,335
     Taxes                                      334         10,840          3,636             --                --
                                       ------------   ------------   ------------   ------------      ------------
Total expenses                         $     82,993   $    102,226   $     60,087   $    100,900      $     53,958
                                       ------------   ------------   ------------   ------------      ------------

Net income                             $     10,588   $     46,597   $      1,788   $      6,387      $      7,987
                                       ============   ============   ============   ============      ============

Company's equity in net
  income of unconsolidated companies   $      9,952   $     17,039   $        712   $      2,285      $      3,841   $      2,896
                                       ============   ============   ============   ============      ============   ============


----------

(1) This column includes information for Three Westlake Park, which was contributed by the Company to a joint venture on August 21, 2002 and Miami Center, which was contributed by the Company to a joint venture on September 25, 2002. Therefore, net income for 2002 includes only 10 days of August and the month of September for Three Westlake Park and only five days of September for Miami Center.

(2) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the Total Combined Assets).

(3) Excludes the goodwill write-off for Temperature-Controlled Logistics Segment, which is recorded on the accompanying financial statements as a cumulative change in accounting principle.

(4)  Includes impairment of DBL-CBO of $5,200.

(5) This column includes information for Four Westlake and Bank One Tower, which were contributed by the Company to a joint venture on July 30, 2001. Therefore, net income for 2001 includes only the months of August and September for these properties.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

UNCONSOLIDATED PROPERTY DISPOSITIONS

         During the nine months ended September 30, 2002, the Woodlands CPC sold three office properties located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $10,100, of which the Company's portion was approximately $5,300. The sales generated a net gain of approximately $11,800, of which the Company's portion was approximately $6,200. The proceeds received by the Company were primarily used to pay down the Company's credit facility.

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         As of September 30, 2002, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties, with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space.

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

         In December 2001, the Temperature Controlled Logistics Corporation waived its right to collect $39,800 (the Company's share of which was $15,900) of the total $49,900 of deferred rent. The Temperature-Controlled Logistics Corporation and the Company began to recognize rental income when earned and collected during the year ended December 31, 2000 and continued this accounting treatment for the year ended December 31, 2001; therefore, there was no financial statement impact to the Temperature-Controlled Logistics Corporation or to the Company related to the Temperature-Controlled Logistics Corporation's decision in December, 2001 to waive collection of deferred rent.

         AmeriCold Logistics deferred $20,600 of the total $102,400 of rent payable for the nine months ended September 30, 2002. The Company's share of the deferred rent was $8,200. The Company recognizes rental income when earned and collected and has not recognized the $8,200 of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the nine months ended September 30, 2002.

         The following table shows the total, and the Company's portion of, deferred rent and valuation allowance at December 31, 2001 and for the nine months ended September 30, 2002.

                                     DEFERRED RENT               VALUATION ALLOWANCE
                               ---------------------------   ---------------------------
                                               COMPANY'S                     COMPANY'S
                                  TOTAL         PORTION          TOTAL        PORTION
                               ------------   ------------   ------------   ------------
Balance at December 31, 2001   $     10,100   $      3,900   $         --   $         --
For the nine months ended
   September 30, 2002                20,600          8,200         20,600          8,200
                               ------------   ------------   ------------   ------------
Total                          $     30,700   $     12,100   $     20,600   $      8,200
                               ============   ============   ============   ============

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


OTHER

DBL-CBO, Inc.

         In March 1999, DBL-CBO, Inc., a wholly owned subsidiary of DBL Holdings, Inc., acquired an aggregate of $6,000 in principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Island limited liability company. Juniper 1999-1 Class C-1 is the privately-placed equity interest of a collateralized bond obligation. During the nine months ended September 30, 2002, the Company recognized an impairment charge related to this investment of $5,200. As a result of this impairment charge, at September 30, 2002 this investment was valued at $0.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


UNCONSOLIDATED DEBT ANALYSIS

         The significant terms of the Company's share of unconsolidated debt financing arrangements existing as of September 30, 2002 are shown below.


                                                                                  BALANCE               COMPANY'S
                                                                              OUTSTANDING AT             SHARE OF
                                                                 COMPANY'S     SEPTEMBER 30,           DEBT BALANCE
NOTE                                                            % OWNERSHIP        2002           AT SEPTEMBER 30, 2002
-------------------------------------------------------------   ------------ ------------------  ------------------------
TEMPERATURE CONTROL LOGISTICS SEGMENT:
   AmeriCold Notes (1)                                                  40%  $         541,326   $                216,530
                                                                             ------------------  ------------------------

OFFICE SEGMENT:
   Main Street Partners, L.P. (2) (3) (4)                               50%            133,403                     66,702
   Crescent 5 Houston Center, L.P. (5)                                  25%             48,654                     12,164
   Austin PT Bk One Tower Office Limited Partnership                    20%             38,012                      7,602
   Houston PT Four Westlake Office Limited Partnership                  20%             48,873                      9,775
   Houston PT Three Westlake Office Limited Partnership                 20%             33,000                      6,600
   Crescent Miami Center, LLC                                           40%             81,000                     32,400
   The Woodlands Commercial Properties Co.                            42.5%
      Fleet credit facility(3)                                                          64,861                     27,566
      Fleet National Bank(3)                                                             3,398                      1,444
                                                                             ------------------  ------------------------
                                                                                       451,201                    164,253
                                                                             ------------------  ------------------------

RESIDENTIAL DEVELOPMENT SEGMENT:
   The Woodlands Land Development Co. (6)                             42.5%
      Fleet credit facility (3) (7) (8)                                                216,460                     91,996
      Fleet National Bank (3) (9)                                                        6,971                      2,963
      Fleet National Bank (10)                                                          24,531                     10,426
      Jack Eckerd Corp.                                                                    101                         43
      Mitchell Mortgage Company                                                          2,734                      1,162
      Mitchell Mortgage Company                                                          1,257                        534
      Mitchell Mortgage Company                                                          1,962                        834
      Mitchell Mortgage Company                                                          3,548                      1,508
      Mitchell Mortgage Company                                                          1,405                        597
                                                                             ------------------  ------------------------
                                                                                       258,969                    110,063
                                                                             ------------------  ------------------------

RESORT/HOTEL SEGMENT:
Manalapan Hotel Partners
   Dresdner Bank AG (11)                                                24%             65,470                     15,713
                                                                             ------------------  ------------------------

TOTAL/WEIGHTED AVERAGE                                                       $       1,316,966   $                506,559
                                                                             ==================  ========================
                                                                 INTEREST
                                                                  RATE AT
                                                                SEPTEMBER 30,                   FIXED/VARIABLE
NOTE                                                               2002         MATURITY       SECURED/UNSECURED
-------------------------------------------------------------   ------------- -------------  -------------------
TEMPERATURE CONTROL LOGISTICS SEGMENT:
   AmeriCold Notes (1)                                                7.0%     April 2008      Fixed/Secured


OFFICE SEGMENT:
   Main Street Partners, L.P. (2) (3) (4)                             5.9%    December 2004    Variable/Secured
   Crescent 5 Houston Center, L.P. (5)                                4.1%      May 2004       Variable/Secured
   Austin PT Bk One Tower Office Limited Partnership                  7.1%    August 2006         Fixed/Secured
   Houston PT Four Westlake Office Limited Partnership                7.1%    August 2006         Fixed/Secured
   Houston PT Three Westlake Office Limited Partnership               5.6%    September 2007      Fixed/Secured
   Crescent Miami Center, LLC                                         5.0%    September 2007      Fixed/Secured
   The Woodlands Commercial Properties Co.
      Fleet credit facility                                           4.3%    November 2002    Variable/Secured
      Fleet National Bank                                             3.8%    October 2003     Variable/Secured




RESIDENTIAL DEVELOPMENT SEGMENT:
   The Woodlands Land Development Co. (6)
   Fleet credit facility (3) (7) (8)                                  4.3%    November 2002    Variable/Secured
   Fleet National Bank (3) (9)                                        3.8%    October 2003     Variable/Secured
   Fleet National Bank (10)                                           4.6%    December 2005    Variable/Secured
   Jack Eckerd Corp.                                                  4.8%     July 2005       Variable/Secured
   Mitchell Mortgage Company                                          5.8%    January 2004        Fixed/Secured
   Mitchell Mortgage Company                                          6.3%     July 2005          Fixed/Secured
   Mitchell Mortgage Company                                          5.5%    October 2005        Fixed/Secured
   Mitchell Mortgage Company                                          8.0%     April 2006         Fixed/Secured
   Mitchell Mortgage Company                                          7.0%    October 2006        Fixed/Secured




RESORT/HOTEL SEGMENT:
Manalapan Hotel Partners
   Dresdner Bank AG (11)                                              9.8%    December 2002    Variable/Secured


TOTAL/WEIGHTED AVERAGE                                                6.0%     3.4 years
                                                                 ==========

----------

(1) Consists of several notes. Maturity date is based on largest debt instrument. All interest rates are fixed.

(2) Senior Note - Note A: $83,995 at variable interest rate, LIBOR + 189 basis points, $4,941 at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50% . Note B: $24,704 at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. Mezzanine Note - $19,800 at variable interest rate, LIBOR + 890 basis points with a LIBOR floor of 3.0%. Interest-rate cap agreement maximum LIBOR of 4.52% on all notes. All notes are amortized on a 25-year amortization schedule.

(3)  This facility has two one-year extension options.

(4) The Company obtained a letter of credit to guarantee the repayment of up to $4,250 of principal of the Main Street Partners, L.P. loan.

(5) The Company has made a full and unconditional guarantee of loan from Fleet up to $82,500 for the construction of 5 Houston Center. At September 30, 2002, $48,654 was outstanding.

(6) On February 14, 2002, the Company executed an agreement with COPI to transfer, pursuant to a strict foreclosure, COPI's 5% interest in TWLC. Therefore, as of February 14, 2002, TWLC is fully consolidated. This schedule reflects TWLC's 42.5% interest in TWLDC.

(7) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $145,000 to a maximum LIBOR rate of 9.0%.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(8) To mitigate interest rate exposure, TWLDC has entered into an interest rate swap against the $50,000 notional amount to effectively fix the interest rate at 5.28%. TWLDC has also entered into an interest rate swap against $50,000 notional amount to effectively fix the interest rate at 4.855%.

(9) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $33,750 to a maximum LIBOR rate of 9.0%.

(10) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $19,500 to a maximum LIBOR rate of 8.5%.

(11) The Company guarantees $2,970 of this facility.

         The following table shows, as of September 30, 2002, information about the Company's share of unconsolidated fixed and variable-rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

                                                       WEIGHTED            WEIGHTED
                                                       AVERAGE              AVERAGE
                         AMOUNT       % OF DEBT          RATE             MATURITY(1)
                      -------------  ------------   ---------------     ------------------
Fixed-Rate Debt      $      277,542            55%              6.8%        5.4 years
Variable-Rate Debt          229,017            45               5.1         1.0 years
                     --------------  ------------   ---------------     -------
Total Debt           $      506,559           100%              6.0%        3.4 Years
                     ==============  ============   ===============     =======

----------

(1) Based on contractual maturities. The overall weighted average maturity would be 3.7 years assuming the Company's election of extension options on its debt instruments.

         Listed below are the Company's shares of aggregate principal payments, by year, required as of September 30, 2002 related to the Company's unconsolidated debt. Scheduled principal installments and amounts due at maturity are included.

                   SECURED
                   DEBT(1)
               ---------------
2002           $       136,063
2003                     5,581
2004                    78,944
2005                    12,060
2006                    18,381
Thereafter             255,530
               ---------------
               $       506,559
               ===============

----------

(1) These amounts do not represent the effect of two one-year extension options on TWLDC's Fleet credit facility and one Fleet National Bank loan, totaling $95,000, that have maturity dates of November 2002 and October 2003.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


11.  NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY:

     The following is a summary of the Company's debt financing at September 30, 2002:

                                                                                                            BALANCE
                                                                                                        OUTSTANDING AT
                                                                                                      SEPTEMBER 30, 2002
                                                                                                     ----------------------
SECURED DEBT

   Fleet Fund I and II Term Loan due May 2005, bears interest at LIBOR plus 325 basis points (at September 30, 2002, the interest rate was 5.09%), with a
   four-year interest-only term, secured by equity interests in Funding I and II..................             $   275,000

   AEGON Partnership Note(1) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Funding III, IV and
   V Properties ..................................................................................                 266,417

   LaSalle Note I(2) bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2027,
   secured by the Funding I Properties............................................................                 238,742

   Deutsche Bank-CMBS Loan(3) due May 2004, bears interest at the 30-day LIBOR rate plus 234 basis points (at September 30, 2002, the interest rate was
   5.84%), with a three-year interest-only term and two one-year extension options, secured by the Funding X Properties and Spectrum
   Center.........................................................................................                 220,000

   JP Morgan Mortgage Note(4) bears interest at a fixed rate of 8.31% with principal amortization based on a 15-year amortization schedule through maturity in October 2016, secured by the Houston Center mixed-use Office
   Property complex...............................................................................                 196,514

   LaSalle Note II(5) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028,
   secured by the Funding II Properties...........................................................                 161,000

   CIGNA Note due December 2002, bears interest at 7.47% with an interest-only term, secured by the MCI Tower Office Property and Denver Marriott City
   Center Resort/Hotel Property...................................................................                  63,500

   Metropolitan Life Note V(6) due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran
   Center Office Property ........................................................................                  38,274

   National Bank of Arizona Revolving Line of Credit (7) due November 2003, secured by certain
   DMDC assets....................................................................................                  29,426

   Northwestern Life Note due January 2004, bears interest at 7.66% with an interest-only term,
   secured by the 301 Congress Avenue Office Property.............................................                  26,000

   Woodmen of the World Note(8) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through April 2006), followed by principal amortization based on a 25-year amortization schedule, secured by
   the Avallon IV Office Property.................................................................                   8,500

   Nomura Funding VI Note(9) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in July 2020,
   secured by the Funding VI Property ............................................................                   8,069

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                                             BALANCE
                                                                                                         OUTSTANDING AT
                                                                                                       SEPTEMBER 30, 2002
                                                                                                      ----------------------
SECURED DEBT - CONTINUED

   Mitchell Mortgage Note due September 2003, bears interest at 7.00% with an interest-only term,
   secured by one of The Woodlands Office Properties...............................................                   1,743

   Rigney Promissory Note due November 2012(10), bears interest at 8.50% with quarterly principal and interest payments based on a 15-year amortization
   schedule, secured by a parcel of land...........................................................                     621

   Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from 2.90% to 10.00% at September 30, 2002, with maturities ranging between October 2002 and July 2007, secured by various
   CRDI projects...................................................................................                  69,197

UNSECURED DEBT

   2009 Notes(11) bear interest at a fixed rate of 9.25% with a seven-year interest-only term,
   due April 2009..................................................................................                 375,000

   2007 Notes(12) bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due
   September 2007..................................................................................                 250,000

   Other obligations, with fixed interest rates ranging from 3.25% to 12.00% and variable interest rates ranging from the Fed Funds rate plus 150 basis points to LIBOR plus 375 basis points and with maturities ranging between October
   2002 and January 2004...........................................................................                   5,541

UNSECURED DEBT - REVOLVING LINE OF CREDIT

   Credit Facility(13) interest only due May 2004, bears interest at LIBOR plus
   187.5 basis points (at September 30, 2002, the interest rate was 3.85%), with
   a one-year extension option.....................................................................                 179,000(14)
                                                                                                              -------------
        Total Notes Payable                                                                                   $   2,412,544
                                                                                                              =============

----------

(1) The outstanding principal balance of this note at maturity will be approximately $224,100.

(2) In August 2007, the interest rate will increase, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal and thereafter against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $220,500.

(3) This includes both a Deutsche Bank-CMBS note and a Fleet-Mezzanine note. The notes are due May 2004 and bear interest at the 30-day LIBOR rate plus a spread of (i) 164.7 basis points for the CMBS note (at September 30, 2002, the interest rate was 5.15%), and (ii) 600 basis points for the Mezzanine note (at September 30, 2002, the interest rate was 9.50%). The blended rate at September 30, 2002 for the two notes was 5.84%. Both notes have a LIBOR floor of 3.50%. The notes have three-year interest only terms and two one-year extension options, and are secured by the Office Properties owned by Funding X and the Company's interest in Spectrum Center. The Fleet-Mezzanine note is also secured by the Company's interests in Funding X and Crescent Spectrum Center, L.P. and the Company's interest in their general partner.

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

(7) This facility is a $50,000 line of credit secured by certain DMDC land and improvements ("vertical facility"), club facilities ("club loan"), and notes receivable ("warehouse facility"). The line restricts the vertical facility and club loan to a maximum outstanding amount of $40,000 and is subject to certain borrowing base limitations and bears interest at Prime (at September 30, 2002, the interest rate was 4.75%). The warehouse facility bears interest at Prime plus 100 basis points (at September 30, 2002, the interest rate was 5.75%) and is limited to $10,000. The blended rate at September 30, 2002 for the vertical facility and club loan and the warehouse facility was 5.00%.

(8) The outstanding principal balance of this loan at maturity will be approximately $8,200.

(9) In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty at that date by making a final payment of $6,135.

(10) It is the Company's intention to repay the note in full in November 2002.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(11) For a description of the 2009 Notes, see "Debt Offering" section below.

(12) The notes were issued in an offering registered with the Securities and Exchange Commission ("SEC").

(13) The $400,000 credit facility with Fleet is an unsecured revolving line of credit to Funding VIII and guaranteed by the Operating Partnership. Availability under the line of credit is subject to certain covenants including total leverage based on trailing twelve months net operating income from the Properties, debt service coverage, specific mix of office and hotel assets and average occupancy of Office Properties. At September 30, 2002, the maximum borrowing capacity under the credit facility was approximately $400,000.

(14) The outstanding balance excludes letters of credit issued under the Company's credit facility of $15,200 which reduces the Company's maximum borrowing capacity.

         The following table shows information about the Company's consolidated fixed and variable-rate debt and does not take into account any extension options, hedging arrangements or the Company's anticipated pay-off dates.

                                                        WEIGHTED       WEIGHTED AVERAGE
                         AMOUNT       % OF DEBT(1)    AVERAGE RATE        MATURITY
                       ------------   -----------    ---------------   ----------------
Fixed Rate Debt        $  1,656,430            69%              8.1%           11.3 years
Variable Rate Debt          756,114            31               4.7             1.7 years
                       ------------    ----------    ---------------     ----------
Total Debt             $  2,412,544           100%              7.1%(2)         7.5 Years(3)
                       ============    ==========    ===============     ==========

----------

(1) Including the $530,300 of hedged variable rate debt, the percentages for fixed rate debt and variable rate debt are 91% and 9%, respectively.

(2) Including the effect of hedge arrangements, the overall weighted average interest rate would have been 7.88%.

(3)  Based on contractual maturities. The overall weighted average maturity is
     4.0 years based on the Company's expected payoff dates.

         Listed below are the aggregate principal payments by year required as of September 30, 2002 under indebtedness of the Company. Scheduled principal installments and amounts due at maturity are included.

                SECURED       UNSECURED   UNSECURED DEBT
                 DEBT           DEBT      LINE OF CREDIT     TOTAL(1)
             ------------   ------------  --------------  ------------
2002         $     76,509   $      5,416   $         --   $     81,925
2003              103,730             --             --        103,730
2004              264,713            125        179,000        443,838
2005              329,339             --             --        329,339
2006               18,938             --             --         18,938
Thereafter        809,774        625,000             --      1,434,774
             ------------   ------------   ------------   ------------
             $  1,603,003   $    630,541   $    179,000   $  2,412,544
             ============   ============   ============   ============

----------

(1) These amounts do not represent the effect of a one-year extension option on the credit facility and two one-year extension options on the Deutsche Bank
     - CMBS Loan, as noted above.

         The Company has $185,655 of secured and unsecured debt maturing through December 31, 2003, consisting primarily of the Cigna Note, and debt related to the Residential Development Segment. Borrowings under the Company's credit facility are expected to be used to repay the $63,500 Cigna Note maturing in 2002, and the $122,155 of debt maturing in 2002 and 2003 is primarily related to the Residential Development Segment and will be repaid with cash from operations of the Residential Development Segment.

         Any uncured or unwaived events of default on the Company's loans can trigger an acceleration of payment on the loan in default. In addition, a default by the Company or any of its subsidiaries with respect to any indebtedness in excess of $5,000 generally will result in a default under the credit facility and the Fleet Fund I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of September 30, 2002, the Company was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Company's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


expiration of that period. During the nine months ended September 30, 2002, there were no circumstances that required pre-payment penalties or increased collateral related to the Company's existing debt.

         In addition to the subsidiaries listed in "Note 1. Organization and Basis of Presentation," certain other subsidiaries of the Company were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. These entities, all of which are consolidated and are grouped based on the Properties to which they relate are: Funding I and Funding II Properties (CREM Holdings, LLC, Crescent Capital Funding, LLC, Crescent Funding Interest, LLC, CRE Management I Corp., CRE Management II Corp.); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VI Properties (CRE Management VI Corp.); Funding VIII Properties (CRE Management VIII, LLC); Funding IX Properties (CRE Management IX, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L. P., CRE Management X, LLC); and Spectrum Center (Spectrum Center Partners, L.P., Spectrum Mortgage Associates,
L. P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management,
LLC)., Crescent Finance Company.

DEBT OFFERING

         On April 15, 2002, the Company completed a private offering of $375,000 in senior, unsecured notes due 2009. On October 15, 2002, the Company completed an exchange offer pursuant to which it exchanged notes registered with the Securities and Exchange Commission for $325,000 of the privately issued notes. In addition, the Company registered for resale the remaining $50,000 of the privately issued notes, which were issued to Richard E. Rainwater, the Chairman of the Board of Trust Managers, and certain of his affiliates and family members. The notes bear interest at an annual rate of 9.25% and were issued at 100% of issue price. The notes are callable after April 15, 2006. Interest is payable on April 15 and October 15 of each year, beginning October 15, 2002.

         The net proceeds from the offering of notes were approximately $366,500. Approximately $309,500 of the proceeds were used to pay down amounts outstanding under the Company's credit facility, and the remaining proceeds were used to pay down $5,000 of short-term indebtedness and redeem approximately $52,000 of preferred Class A Units in Funding IX from GMACCM. See "Note 16. Sale of Preferred Equity Interests in Subsidiary" for a description of the Class A Units in Funding IX previously held by GMACCM.

12. INTEREST RATE CAPS:

         In connection with the closing of the Deutsche Bank - CMBS Loan in May 2001, the Company entered into a LIBOR interest rate cap at 7.16% for a notional amount of $220,000, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charged to earnings as the changes occur. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these instruments are expected to substantially offset each other.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


13.   CASH FLOW HEDGES:

         The Company uses derivative financial instruments to convert a portion of its variable rate debt to fixed-rate debt and to manage its fixed to variable rate debt ratio. As of September 30, 2002, the Company had entered into six cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

          The following table shows information regarding the Company's cash flow hedge agreements as of September 30, 2002, additional interest expense and unrealized gains recorded for the nine months ended September 30, 2002:

                                                                                                               UNREALIZED GAINS
                                                                                      ADDITIONAL               (LOSSES)IN OTHER
                                                                                   INTEREST EXPENSE          COMPREHENSIVE INCOME
          ISSUE        NOTIONAL      MATURITY     REFERENCE        FAIR           FOR THE NINE MONTHS        FOR THE NINE MONTHS
         DATE(1)        AMOUNT         DATE         RATE       MARKET VALUE    ENDED SEPTEMBER 30, 2002    ENDED SEPTEMBER 30, 2002
        -----------   ------------   ---------   ------------ ---------------- -------------------------- -------------------------
           7/21/99      $ 200,000      9/2/03        6.183%     $  (9,151)            $  6,418                  $  2,344
           5/15/01        200,000      2/3/03        7.11          (4,246)               7,989                     6,932
           4/14/00        100,000     4/18/04        6.76          (7,817)               3,636                      (549)
           9/2/03         200,000      9/1/06        3.723         (2,992)                  --                    (2,992)
           2/15/03        100,000     2/15/06        3.253         (1,490)                  --                    (1,490)
           2/15/03        100,000     2/15/06        3.255         (1,497)                  --                    (1,497)


----------

(1) During the nine months ended September 30, 2002, the Company entered into agreements for three additional cash flow hedges that will be issued in 2003, and will replace the three existing cash flow hedges.

         The Company has designated its six cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable-rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Company uses the cumulative dollar offset approach as described in DIG Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133 and SFAS No. 138. The Company uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Company will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in conformity with SFAS Nos. 133 and 138.

         Over the next twelve months, an estimated $19,000 to $20,700 will be reclassified from accumulated other comprehensive income to interest expense and charged against earnings related to the effective portions of the cash flow hedge agreements.

         CRDI, a consolidated subsidiary of the Company, also uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt. As of September 30, 2002, CRDI had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS Nos. 133 and 138.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The following table shows information regarding CRDI's cash flow hedge agreements as of September 30, 2002 and additional capitalized interest recognized for the nine months ended September 30, 2002. Unlike the additional interest on the Company's cash flow hedges which was expensed, the additional interest on CRDI's cash flow hedges was capitalized, as it is related to debt incurred for projects that are currently under development.

                                                                                                           UNREALIZED GAINS (LOSSES)
                                                                                       ADDITIONAL                  IN OTHER
                                                                                  CAPITALIZED INTEREST       COMPREHENSIVE INCOME
    ISSUE        NOTIONAL       MATURITY     REFERENCE            FAIR            FOR THE NINE MONTHS        FOR THE NINE MONTHS
    DATE          AMOUNT          DATE          RATE         MARKET VALUE       ENDED SEPTEMBER 30, 2002   ENDED SEPTEMBER 30, 2002
  ----------- ---------------  ------------ -------------  ------------------  --------------------------- ------------------------
      1/2/01        $ 18,868      11/16/02         4.34%         $     (134)             $ 366                $  347
      9/4/01           5,350        9/4/03         5.09%               (125)               109                    (5)
      9/4/01           3,700        9/4/03         5.09%                (94)                80                    (7)

         CRDI uses the shortcut method described in SFAS No. 133, which eliminates the need to consider ineffectiveness of the hedges, and instead assumes that the hedges are highly effective.

14.   INCOME TAXES:

         The Company intends to maintain its qualification as a REIT under
Section 856 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of REIT taxable income to its shareholders. Accordingly, the Company does not believe that it will be liable for current income taxes on its REIT taxable income at the Federal level or in most of the states in which it operates. Additionally, in conjunction with the Company's agreement with COPI, the Company consolidated certain taxable REIT subsidiaries (the "TRS"), which are subject to federal and state income tax. The Company's $6,600 total consolidated income tax benefit at September 30, 2002 includes tax expense related to the operations of the TRS of $100, offset by a tax benefit of $6,700. The $6,700 benefit results from the temporary difference between the financial reporting basis and the respective tax basis of the hotel leases acquired as part of the Company's agreement with COPI. This temporary difference will be reversed over an estimated five-year period, which is the remaining lease term of the hotel leases. Cash paid for income taxes totaled approximately $10,200 for the nine months ended September 30, 2002.

         The Company's total net tax asset of approximately $37,100 includes $26,000 of net deferred tax assets and an $11,100 net current tax asset at September 30, 2002. The tax effects of each type of temporary difference that give rise to a significant portion of the $26,000 deferred tax asset are as follows:

           Deferred recognition of DMDC club membership revenue          $  31,900
           Recognition of development land cost of sales at DMDC
           and TWLC                                                        (10,500)
           Recognition of hotel lease buyout                                 6,700
           Other                                                            (2,100)
                                                                         ---------
           Total deferred tax asset                                      $  26,000
                                                                         =========

         The Company recognizes deferred tax assets only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. As of September 30, 2002, no valuation allowances have been recorded.

         The $11,100 net current tax asset results primarily from anticipated tax refunds related to recognition of a net operating loss carryback and 2001 overpayments of $6,600 for DMDC and cash paid for income taxes of $10,200.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


15.  MINORITY INTEREST:

         Minority interest in the Operating Partnership represents the limited partners' proportionate share of the equity in the Operating Partnership. The limited partners' ownership share is evidenced by Operating Partnership units. The Operating Partnership pays a regular quarterly distribution to the holders of common and preferred Operating Partnership units. Income in the real estate partnerships is allocated to minority interest based on weighted average percentage ownership during the year.

         Each Operating Partnership unit may be exchanged for either two common shares of the Company or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent Equities' percentage interest in the Operating Partnership increases. During the nine months ended September 30, 2002, there were 53,287 units exchanged for 106,574 common shares of Crescent Equities.

         Minority interest in real estate partnerships represents joint venture or preferred equity partners' proportionate share of the equity in certain real estate partnerships. The Operating Partnership holds a controlling interest in the real estate partnerships and thus, consolidates the accounts into the Operating Partnership. Income in the real estate partnerships is allocated to minority interest based on weighted average percentage ownership during the year.

16.  SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY:

         During the year ended December 31, 2000, the Company formed Funding IX and contributed seven Office Property and two Resort/Hotel Properties to Funding
IX. As of September 30, 2002, Funding IX held one Office Properties and one Resort/Hotel Property. The Company owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         Also during the year ended December 31, 2000, GMACCM purchased $275,000 of non-voting, redeemable preferred Class A Units in Funding IX (the "Class A Units"). The Class A Units were redeemable at the option of the Company at the original purchase price. As of December 31, 2000, approximately $56,600 of the Class A Units had been redeemed from GMACCM by the Company. No redemptions occurred during the year ended December 31, 2001.

         All of the Class A Units outstanding at December 31, 2001, were redeemed by Funding IX during the nine months ended September 30, 2002. As a result of the redemption, GMACCM ceased to be a partner of Funding IX or to have any rights or obligations as a partner and the Company became the sole partner of Funding IX. In connection with the final redemption of Class A Units, Crescent SH IX, Inc. ("SH IX") transferred the 14,468,623 common shares of the Company held by SH IX to the Company which holds these common shares as treasury shares, and the intracompany loan between Funding IX and SH IX was repaid.

         Following the redemption of all the outstanding Class A Units, Funding IX distributed two of its Office Properties, 44 Cook Street and 55 Madison, and all the equity interests in the limited liability companies that own two other Office Properties, Miami Center and Chancellor Park, to the Operating Partnership. The Operating Partnership then contributed 44 Cook Street and 55 Madison to another Operating Partnership subsidiary, Funding VIII, and entered into a joint venture arrangement for Miami Center.

17.  SHAREHOLDERS' EQUITY:

SHARE REPURCHASE PROGRAM

         The Company commenced its Share Repurchase Program in March 2000. On October 15, 2001, the Company's Board of Trust Managers increased from $500,000 to $800,000 the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"). As of September 30, 2002, the Company had repurchased 20,256,423

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


common shares, at an aggregate cost of approximately $386,615, resulting in an average repurchase price of $19.09 per common share.

         The following table shows a summary of the Company's common share repurchases by year, as of September 30, 2002.

                                                                                     AVERAGE
($ in thousands)                                                  TOTAL              PRICE PER
                                             SHARES              AMOUNT            COMMON SHARE
                                          --------------    ------------------  --------------------
2000                                         14,468,623     $         281,307   $              19.44
2001                                          4,287,800                77,054                  17.97
Nine months ended September 30, 2002          1,500,000                28,500                  19.00
                                          -------------     -----------------   --------------------
Total                                        20,256,423 (1) $         386,861   $              19.10
                                          ==============    =================   ====================

----------

(1) Additionally, 15,230 of the Company's common shares were repurchased outside of the Share Repurchase Program as part of an executive incentive program, and the Company contributed 11,354 treasury shares to the Company's scholarship fund during the three months ended September 30, 2002.

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

SERIES A PREFERRED OFFERING

         On April 26, 2002, the Company completed an institutional placement (the "April 2002 Series A Preferred Offering") of an additional 2,800,000 shares of Series A Convertible Cumulative Preferred Shares (the "Series A Preferred Shares") at an $18.00 per share price and with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $50,400. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders thereof into common shares of the Company at a conversion price of $40.86 per common share (equivalent to a conversion rate of ..6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. The Series A Preferred Shares have no stated maturity, are not subject to sinking fund or mandatory redemption and may not be redeemed before February 18, 2003, except in order to preserve the Company's status as a REIT. On or after February 13, 2003, the Series A Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated accrued and unpaid distribution. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing May 15, 2002. The annual fixed dividend is $1.6875 per share.

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

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


SERIES B PREFERRED OFFERING

         On May 17, 2002, the Company completed an offering (the "May 2002 Series B Preferred Offering") of 3,000,000 shares of Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $75,000. The Series B Preferred Shares have no stated maturity, are not subject to sinking fund or mandatory redemption, are not convertible into any other securities of the Company and may not be redeemed before May 17, 2007, except in order to preserve the Company's status as a REIT. On or after May 17, 2007, the Series B Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated, accrued and unpaid distributions. Dividends on the Series B Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing August 15, 2002. The annual fixed dividend is $2.375 per share.

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

DISTRIBUTIONS

         The following table summarizes the distributions paid or declared to common shareholders, unitholders and preferred shareholders during the nine months ended September 30, 2002.

                                                                                                        ANNUAL
                                          DIVIDEND/          TOTAL         RECORD        PAYMENT       DIVIDEND/
             SECURITY                   DISTRIBUTION        AMOUNT          DATE           DATE       DISTRIBUTION
-----------------------------------    --------------    ------------   ------------  -------------  -------------
 Common Shares/Units (1)               $       0.375     $    49,706      1/31/02       2/15/02      $       1.50
 Common Shares/Units (1)                       0.375          49,826      4/30/02       5/15/02              1.50
 Common Shares/Units (1)                       0.375          49,295      7/31/02       8/15/02              1.50
 Series A Preferred Shares                     0.422           3,375      1/31/02       2/15/02            1.6875
 Series A Preferred Shares(2)                  0.422           4,556      4/30/02       5/15/02            1.6875
 Series A Preferred Shares                     0.422           4,556      7/31/02       8/15/02            1.6875
 Series B Preferred Shares (3)                 0.587 (4)       1,996      7/31/02       8/15/02             2.375

----------

(1) Represents one-half the amount of the distribution per unit because each unit is exchangeable for two common shares.

(2) See "Series A Preferred Offering" above for a description of the issuance of additional shares.

(3)  See "Series B Preferred Offering" above for a description of this offering.

(4) Amount represents distribution for a partial quarter for shares issued May 17, 2002.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


18.  RELATED PARTY TRANSACTIONS:

DBL HOLDINGS, INC.

         As of September 30, 2002, the Company owned 97.44% of DBL with the remaining 2.56% economic interest in DBL (including 100% of the voting interest in DBL) held by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company. Originally, Mr. Goff contributed his voting interests in MVDC and HADC, originally valued at approximately $381, and approximately $63 in cash, or total consideration valued at approximately $444 for his interest in DBL.

         DBL has two wholly owned subsidiaries, DBL-ABC, Inc. and DBL-CBO, Inc., the assets of which are described in the following paragraphs, and DBL directly holds 66% of the voting stock in MVDC and HADC. At September 30, 2002, Mr. Goff's book value in DBL was approximately $401.

         Since June 1999, the Company has contributed approximately $23,800 to DBL, in the form of cash and loans. These funds were used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. The day-to-day operations of G2 are managed jointly by an affiliate of GMACCM and a division of GMSP headquartered in Greenwich, Connecticut and overseen by Hugh Balloch, a principal of GMSP, who is unrelated to the Company. The ownership structure of the entity that ultimately controls GMSP consists of 50% ownership by Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and 50% by John Goff. Mr. Rainwater is also a limited partner of GMSP. At September 30, 2002, DBL had an approximately $14,407 investment in G2 and had repaid in full the loans from the Company.

         In March 1999, DBL-CBO, Inc. acquired an aggregate of $6,000 in principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Island limited liability company. Juniper 1999 - I Class C - I is the privately placed equity interest of a collateralized bond obligations. During the nine months ended September 30, 2002, the Company recognized an impairment charge related to this investment of $5,200. As a result of this impairment charge, at September 30, 2002 this investment was valued at $0.

COPI COLORADO, L. P.

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to the Company, pursuant to a strict foreclosure, COPI's 60% general partner interest in COPI Colorado, L.P. which owns 10% (representing all of the voting stock) of CRDI. As a result, the Company increased its ownership interest in CRDI from 90% to 96%. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, owns a 20% general partner interest in COPI Colorado and, accordingly, a 2.0% interest in CRDI, with a cost basis of $410. The remaining 20% general partner interest in COPI Colorado, and 2.0% interest in CRDI, is owned by a third party.

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of September 30, 2002, the Company had approximately $37,768 of recourse loans outstanding (including approximately $5,299 loaned during the nine months ended September 30, 2002) to certain employees and trust managers of the Company on a full recourse basis under the Company's stock and unit incentive plans pursuant to agreements approved by the Board of Trust Managers and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. According to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, had a loan representing $26,273 of the $37,768 total outstanding loans at September 30, 2002. As of September 30, 2002, approximately

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


$300 of current interest was outstanding related to these loans. No conditions exist at September 30, 2002 which would cause any of the loans to be in default.

         Every month, Federal short-term, mid-term and long-term rates (Applicable Federal Rates) are determined and published by the IRS based upon average market yields of specified maturities. The Company granted loans through July 29, 2002, with Applicable Federal Rates of 2.70% and 2.81%, which reflects a below prevailing market interest rate, therefore, the Company recorded compensation expense. On July 29, 2002, the loans made pursuant to the Company's stock incentive plans and unit incentive plans were amended to extend the remaining terms of the loans until July 2012 and to stipulate that every three years the interest rate on the loans will be adjusted to the AFR applicable at that time for a three-year loan reflecting a below prevailing market interest rate. Additionally, the employees and trust managers have been given the option, at any time, to fix the interest rate for each of the loans to the AFR applicable at that time for a loan with a term equal to the remaining term of the loan. The July 29, 2002 amendment resulted in $1,900 additional compensation expense for the three and nine months ended September 30, 2002, recorded in the "Corporate General and Administrative" caption of the Company's Consolidated Statements of Operations. Effective July 29, 2002, the Company no longer offers to its employees and trust managers loans pursuant to the Company's stock and unit incentive plans.

DEBT OFFERING

         On April 15, 2002, the Company completed a private offering of $375,000 in senior, unsecured notes due 2009, $50,000 of which were purchased by Richard
E. Rainwater, Chairman of the Board of Trust Managers of the Company, and certain of his affiliates and family members (the "Rainwater Group"). The notes bear interest at 9.25% and were issued at 100% of issue price. The Company registered for resale the notes issued to the Rainwater Group. See "Note 11. Notes Payable and Borrowings under Credit Facility" for additional information regarding the offering and the notes.

OTHER

         On June 28, 2002, the Company purchased and is holding for sale, the home of an executive officer of the Company for approximately $2,650 which approximates fair market value of the home. This purchase was part of the officer's relocation agreement with the Company.

19.  COPI:

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

         On February 14, 2002, the Company entered into an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and, pursuant to a strict foreclosure, substantially all of COPI's voting interests in three of the Company's Residential Development Corporations and other assets. The Company agreed to assist and provide funding to COPI for the implementation of a pre-packaged bankruptcy of COPI. In connection with the transfer, COPI's rent obligations to the Company were reduced by $23,600 and its debt obligations were reduced by $40,100. These amounts include $18,300 of value attributed to the lessee

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


interests transferred by COPI to the Company; however, in conformity with GAAP, the Company assigned no value to these interests for financial reporting purposes.

         The Company holds the lessee interests in the eight Resort/Hotel Properties and the voting interests in the three Residential Development Corporations through three newly organized entities that are wholly owned taxable REIT subsidiaries of the Company. The Company has included these assets in its Resort/Hotel Segment and its Residential Development Segment, and fully consolidated the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations, beginning on the dates of the transfers of these assets.

         The Agreement provides that COPI and the Company will jointly seek to have a pre-packaged bankruptcy plan for COPI, reflecting the terms of the Agreement, approved by the bankruptcy court. Under the Agreement, the Company has agreed to provide approximately $14,000 to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Company also agreed, however, that it will issue common shares with a minimum dollar value of approximately $2,200 to the COPI stockholders, even if it would cause the total costs, claims and expenses that it pays to exceed $14,000. Currently, the Company estimates that the value of the common shares that will be issued to the COPI stockholders will be between approximately $2,200 and $5,400. The actual value of the common shares issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary from the estimated amounts, but will have a value of at least $2,200.

         In addition, the Company has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15,000 obligation to Bank of America, together with any accrued interest. The Company expects to form and capitalize a new entity ("Crescent Spinco"), to be owned by the shareholders and unitholders of the Company. Crescent Spinco then would purchase COPI's interest in AmeriCold Logistics for between $15,000 and $15,500. COPI has agreed that it will use the proceeds of the sale of the AmeriCold Logistics interest to repay Bank of America in full.

         COPI obtained the loan from Bank of America primarily to participate in investments with the Company. At the time COPI obtained the loan, Bank of America required, as a condition to making the loan, that Richard E. Rainwater, the Chairman of the Board of Trust Managers of the Company, and John C. Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, enter into a support agreement with COPI and Bank of America. Pursuant to the support agreement, Messrs. Rainwater and Goff agreed to make additional equity investments in COPI if COPI defaulted on payment obligations under its line of credit with Bank of America and if the net proceeds of an offering of COPI securities were insufficient to allow COPI to repay Bank of America in full. Effective December 31, 2001, the parties executed an amendment to the line of credit providing that any defaults existing under the line of credit on or before March 8, 2002 are temporarily cured unless and until a new default occurs.

         Previously, the Company held a first lien security interest in COPI's entire membership interest in AmeriCold Logistics. REIT rules prohibit the Company from acquiring or owning the membership interest that COPI owns in AmeriCold Logistics. Under the Agreement, the Company agreed to allow COPI to grant Bank of America a first priority security interest in the membership interest and to subordinate its own security interest to that of Bank of America.

         If the COPI bankruptcy plan is approved by the required vote of the shares of COPI common stock and approved by the bankruptcy court, the holders of COPI's common stock will receive the Company's common shares. As stockholders of COPI, Mr. Rainwater and Mr. Goff will also receive the Company's common shares.

         Pursuant to the COPI bankruptcy plan, the current and former directors and officers of COPI and the current and former directors and officers of the Company also have received a release from COPI of liability for any actions taken prior to February 14, 2002, and, depending on various factors, will receive certain liability releases from COPI and its stockholders.

         Completion and effectiveness of the pre-packaged bankruptcy for COPI is contingent upon a number of conditions, including the vote of COPI's stockholders, the approval of the plan by certain of COPI's creditors and the approval of the bankruptcy court.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


20.  SUBSEQUENT EVENT:

RESORT/HOTEL SEGMENT

         In October 2002 in a series of transactions, the Company acquired the remaining 75% interest in Manalapan Hotel Partners, L.L.C., which owns the Ritz Carlton Palm Beach in Florida. The Company acquired the additional interests in this partnership for $6,500, which was funded under the Company's credit facility. Subsequently, the Company entered into a joint venture arrangement with Westbrook Real Estate Fund IV ("Westbrook"), pursuant to which Westbrook purchased a 50% equity interest in Manalapan Hotel Partners, L.L.C. The Company continues to hold the remaining 50% equity interest in the Ritz Carlton Palm Beach. Simultaneously with admission of Westbrook into the partnership, the Dresdner Bank AG loan of $65,220 was repaid with proceeds from a new, secured financing agreement with Corus Bank for $56,000 and additional equity contributions. The Corus Bank loan has an interest rate of LIBOR plus 400 basis points with an initial three year term and containing two one-year extension options. The Company has guaranteed $3,000 of the Corus Bank loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in "Item 1. Financial Statements" of this document and the more detailed information contained in the Company's Form 10-K for the year ended December 31, 2001, as amended. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Capitalized terms used but not otherwise defined in this section, have the meanings given to them in the notes to the financial statements in "Item 1. Financial Statements."

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's results of operations and financial condition. The words "anticipates," "believes," "expects," "intends," "future," "may," "will," "should," "plans," "estimates," "potential," or "continue," or the negative of these terms, or other similar expressions, identify forward-looking statements.

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

o Financing risks, such as the Company's ability to generate revenue sufficient to service and repay existing or additional debt, increases in debt service associated with increased debt and with variable rate debt, the ability to meet financial covenants and the ability to fund the share repurchase program and the ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

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

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                             RESULTS OF OPERATIONS

         The following table shows the Company's financial data as a percentage of total revenues for the three and nine months ended September 30, 2002 and 2001 and the variance in dollars between the three and nine months ended September 30, 2002 and 2001. See "Note 9. Segment Reporting" included in "Item
1. Financial Statements" for financial information about the investment segments.

                                                                 FINANCIAL DATA AS A PERCENTAGE OF TOTAL REVENUES
                                                               ---------------------------------------------------
                                                                 FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30
                                                               -----------------------     -----------------------
                                                                 2002          2001         2002            2001
                                                               ---------     ---------     ---------     ---------
REVENUE:
  Office Property                                                   59.1%         87.2%         56.5%         84.9
  Resort/Hotel Property                                             22.6           7.2          19.5           8.3
  Residential Development Property                                  17.6            --          23.3            --
  Interest and other income                                          0.7           5.6           0.7           6.8
                                                               ---------     ---------     ---------     ---------
    TOTAL REVENUE                                                  100.0%        100.0%        100.0%        100.0%
                                                               ---------     ---------     ---------     ---------

EXPENSE:
  Office Property operating expense                                 25.0%         37.5%         24.9%         36.5%
  Resort/Hotel Property expense                                     17.9            --          14.6            --
  Residential Development Property expense                          16.9            --          21.2            --
  Corporate general and administrative                               3.3           3.6           2.6           3.4
  Interest expense                                                  18.9          25.9          17.9          25.9
  Amortization of deferred financing costs                           1.1           1.4           1.0           1.3
  Depreciation and amortization                                     15.4          17.9          14.1          16.9
  Impairment and other charges related to real estate assets          --           2.1            --           3.5
                                                               ---------     ---------     ---------     ---------
    TOTAL EXPENSE                                                   98.5%         88.4%         96.3%         87.5%
                                                               ---------     ---------     ---------     ---------
OPERATING INCOME                                                     1.5%         11.6%          3.7%         12.5%
                                                               ---------     ---------     ---------     ---------

OTHER INCOME AND EXPENSE:
  Equity in net income (loss) of unconsolidated companies:
    Office properties                                                0.4%          0.9%          0.5%          0.7%
    Resort/Hotel properties                                           --            --            --            --
    Residential development properties                               1.7           4.2           3.0           5.2
    Temperature-controlled logistics properties                     (1.2)         (1.2)         (0.5)          0.4
    Other                                                           (0.3)          1.0          (0.7)          0.5
                                                               ---------     ---------     ---------     ---------
    TOTAL EQUITY IN NET INCOME FROM
      UNCONSOLIDATED COMPANIES                                       0.6%          4.9%          2.3%          6.8%

  Gain on property sales, net                                        9.3           0.6           2.9           0.1
                                                               ---------     ---------     ---------     ---------
    TOTAL OTHER INCOME AND EXPENSE                                   9.9%          5.5%          5.2%          6.9%
                                                               ---------     ---------     ---------     ---------

INCOME BEFORE MINORITY INTERESTS, INCOME TAXES,
  DISCONTINUED OPERATIONS, CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE AND EXTRAORDINARY ITEM        11.4%         17.1%          8.9%         19.4%

  Minority interests                                                (1.6)         (4.6)         (2.3)         (4.8)
  Income tax benefit                                                 1.0            --           0.9            --
                                                               ---------     ---------     ---------     ---------

INCOME BEFORE DISCONTINUED OPERATIONS,
  CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE AND EXTRAORDINARY ITEM                       10.8%         12.5%          7.5%         14.6%
  Discontinued operations - income and gain on assets
    sold and held for sale                                           0.6           0.3           0.8           0.3
  Cumulative effect of a change in accounting principle               --            --          (1.4)           --
  Extraordinary item - extinguishment of debt                         --          (5.7)           --          (2.0)
                                                               ---------     ---------     ---------     ---------

NET INCOME                                                          11.4%          7.1%          6.9%         12.9%
  Series A Preferred Share distributions                            (1.9)         (2.0)         (1.6)         (1.9)
  Series B Preferred Share distributions                            (0.7)           --          (0.4)           --
                                                               ---------     ---------     ---------     ---------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                          8.8%          5.1%          4.9%         11.0%
                                                               =========     =========     =========     =========
                                                               TOTAL VARIANCE IN DOLLARS BETWEEN

                                                                THREE MONTHS       NINE MONTHS
                                                                     ENDED           ENDED
                                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                                2002 AND 2001      2002 AND 2001
                                                               ---------------    ---------------
REVENUE:
  Office Property                                              $          (4.5)   $         (27.0)
  Resort/Hotel Property                                                   43.7              103.7
  Residential Development Property                                        43.8              176.9
  Interest and other income                                               (7.9)             (30.6)
                                                               ---------------    ---------------
    TOTAL REVENUE                                              $          75.1    $         223.0
                                                               ---------------    ---------------

EXPENSE:
  Office Property operating expense                            $          (2.8)   $          (7.2)
  Resort/Hotel Property expense                                           44.6              110.7
  Residential Development Property expense                                42.1              161.3
  Corporate general and administrative                                     1.9                1.5
  Interest expense                                                         2.2               (3.3)
  Amortization of deferred financing costs                                 0.3                0.5
  Depreciation and amortization                                            7.3               16.0
  Impairment and other charges related to real estate assets              (3.6)             (18.9)
                                                               ---------------    ---------------
    TOTAL EXPENSE                                              $          92.0    $         260.6
                                                               ---------------    ---------------
OPERATING INCOME                                               $         (16.9)   $         (37.6)
                                                               ---------------    ---------------

OTHER INCOME AND EXPENSE:
  Equity in net income (loss) of unconsolidated companies:
    Office properties                                          $          (0.6)   $          (0.1)
    Resort/Hotel properties                                               (0.1)              (0.1)
    Residential development properties                                    (3.0)              (4.8)
    Temperature-controlled logistics properties                           (1.0)              (6.1)
    Other                                                                 (2.5)              (8.2)
                                                               ---------------    ---------------
    TOTAL EQUITY IN NET INCOME FROM
      UNCONSOLIDATED COMPANIES                                 $          (7.2)   $         (19.3)
  Gain on property sales, net                                             22.1               21.5
                                                               ---------------    ---------------
    TOTAL OTHER INCOME AND EXPENSE                             $          14.9    $           2.2
                                                               ---------------    ---------------

INCOME BEFORE MINORITY INTERESTS, INCOME TAXES,
  DISCONTINUED OPERATIONS, CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE AND EXTRAORDINARY ITEM   $          (2.0)   $         (35.4)
  Minority interests                                                       3.9                8.7
  Income tax benefit                                                       2.7                6.6
                                                               ---------------    ---------------

INCOME BEFORE DISCONTINUED OPERATIONS,
  CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE AND EXTRAORDINARY ITEM                  $           4.6    $         (20.1)
  Discontinued operations - income and gain on assets
    sold and held for sale                                                 0.9                4.7
  Cumulative effect of a change in accounting principle                     --              (10.5)
  Extraordinary item - extinguishment of debt                               --               10.8
                                                               ---------------    ---------------

NET INCOME                                                     $           5.5    $         (15.1)
  Series A Preferred Share distributions                                  (1.2)              (2.0)
  Series B Preferred Share distributions                                  (2.0)              (3.0)
                                                               ---------------    ---------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                    $           2.3    $         (20.1)
                                                               ===============    ===============

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenue

         Total revenues increased $75.1 million, or 43.3%, to $248.5 million for the quarter ended September 30, 2002, as compared to $173.4 million for the quarter ended September 30, 2001. The components of the increase are:

         o an increase in Residential Development Property revenue of $43.8 million due to the consolidation of three Residential Development Corporations beginning on February 14, 2002, as a result of the COPI transaction (previously the Company recorded its share of earnings under the equity method); and

         o an increase in Resort/Hotel Property revenue of $43.7 million due to the consolidation of the operations of eight of the Resort/Hotel Properties beginning on February 14, 2002, as a result of the COPI transaction (previously the Company recognized lease payments related to these Properties); partially offset by

         o a decrease in interest and other income of $7.9 million primarily attributable to the $5.1 million of income and gain on sale of marketable securities and other income recognized in the third quarter of 2001; and

         o a decrease in Office Property revenue of $4.5 million primarily due to a decrease of $7.9 million from the disposition of five Office Properties in 2001, the contribution of two Office Properties to joint ventures in 2001 and the contribution of two Office Properties to joint ventures in 2002, decreased expense recovery revenue of $1.6 million and decreased rental revenues of $0.8 million, partially offset by net insurance proceeds of approximately $5.0 million received in September 2002 as a result of an insurance claim on one of the Company's Office Properties that had been damaged as a result of a tornado and $1.3 million of rental revenue from the Office Property acquired in the third quarter of 2002.

Expense

         Total expense increased $92.0 million, or 60.1%, to $245.0 million for the three months ended September 30, 2002, as compared to $153.0 million for the three months ended September 30, 2001. The primary components of this increase are:

         o an increase in Resort/Hotel Property expense of $44.6 million due to the consolidation of the operations of eight of the Resort/Hotel Properties beginning February 14, 2002, as a result of the COPI transaction (previously the Company recognized lease payments related to these Properties); and

         o an increase in Residential Development Property expense of $42.1 million due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction (previously the Company recorded its share of earnings under the equity method);

         o an increase in depreciation and amortization expense of $7.3 million primarily due to the consolidation of the operations of three Residential Development Corporations beginning February 14, 2002 as a result of the COPI transaction; partially offset by

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


         o a decrease due to the recognition in the third quarter of 2001 of $3.6 million due to impairment charges relating to the behavioral healthcare properties; and

         o a decrease in Office Property operating expense of $2.8 million primarily due to the disposition of five Office Properties in 2001, the contribution of two Office Properties to joint ventures in 2001 and the contribution of two Office Properties to joint ventures in 2002.

Other Income and Expense

         Other income increased $14.9 million, or 156.8%, to $24.4 million for the three months ended September 30, 2002, as compared to $9.5 million for the three months ended September 30, 2001, as a result of:

         o an increase due to the recognition in the third quarter of 2002 of a $23.2 million gain on two properties that were contributed to joint ventures and the sale of Canyon Ranch - Tucson Land compared with the recognition of a $1.1 million gain on property sales in the third quarter of 2001; partially offset by

         o a decrease in equity in net income of unconsolidated companies of $7.2 million, primarily due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction (previously the Company recorded its interests in the Residential Development Corporations under the equity method).

Income Tax Benefit

         The Company recognized consolidated income tax benefit of $2.7 million for the three months ended September 30, 2002, primarily related to Resort/Hotel and Residential Development operations. These operations were not consolidated for the three months ended September 30, 2001, therefore, no consolidated income tax expense was recognized for that period.

Discontinued Operations

         The income from discontinued operations from assets sold and held for sale increased $0.9 million, or 180%, to $1.4 million for the three months ended September 30, 2002, compared to $0.5 million for the three months ended September 30, 2001. This increase is primarily due to the gains on disposals, net of minority interest, of two Office Properties sold during the three months ended September 30, 2002.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


SEGMENT ANALYSIS

Office Segment

                                                    FOR THE THREE MONTHS
                                                     ENDED SEPTEMBER 30,               VARIANCE
                                                 ----------------------------   -----------------------
(in millions)                                        2002            2001            $           %
                                                 ------------     ----------    ----------   ----------
Office Property Revenue                          $      146.8     $    151.3    $     (4.5)     (3.0)
Office Property Operating Expense                        62.2           64.9          (2.7)     (4.2)
Equity in Earnings of Unconsolidated
   office properties                                      0.9            1.5          (0.6)    (40.0)

         The primary components of the decrease in Office Property revenues are as follows:

         o decreased revenue of $7.9 million due to the disposition of five Office Properties in 2001, the contribution of two Office Properties to joint ventures in 2001 and the contribution of two Office Properties to joint ventures in 2002;

         o decreased recovery revenue of $1.6 million primarily due to lease turnover; and

         o        decreased rental revenues of $0.8 million; partially offset by

         o net insurance proceeds of $5.0 million received in September 2002 as a result of an insurance claim on one of the Company's Office Properties that had been damaged as a result of a tornado; and

         o $1.3 million of rental revenue from the Office Property acquired in the third quarter in 2002.

         The components of the decrease in Office Property operating expense are as follows:

         o decreased expenses of $3.1 million due to the disposition of five Office Properties in 2001, the contribution of two Office Properties to joint ventures in 2001 and the contribution of two Office Properties to joint ventures in 2002;

         o decreased office property utility expense of $2.4 million due to lower rates as a result of a one-year energy contract effective beginning in the first quarter of 2002 for certain Texas Properties; and

         o decreased real estate taxes of $1.6 million; partially offset by

         o increased operating expenses of $4.4 million attributable to $2.1 million of security and insurance expense primarily related to the events of September 11, 2001 and administration expense of $2.3 million including legal fees, bad debt expense and payroll costs.

Resort/Hotel Segment

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI. The financial statements reflect the consolidation of the operations for these eight Resort/Hotel Properties for the period February 14, 2002 through September 30, 2002. Revenues prior to February 14, 2002 represent lease payments to the Company.

                                               FOR THE THREE MONTHS
                                                ENDED SEPTEMBER 30,               VARIANCE
                                            -----------------------------  -----------------------
(in millions)                                    2002            2001          $           %
                                            ---------------   -----------  ----------  -----------
Resort/Hotel Property Revenue               $          56.1   $     12.4   $
Resort/Hotel Property Expense                         (44.6)          --
                                            ---------------   -----------  ----------  -----------
Net Operating Income                        $          11.5   $      12.4  $     (0.9)        (7.3)%
                                            ===============   ===========  ==========  ===========

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


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

                                                          FOR THE THREE MONTHS
                                                          ENDED SEPTEMBER 30,              VARIANCE
                                                      -----------------------------   --------------------
(in millions)                                             2002            2001           $          %
                                                      -------------    ------------   ---------  ---------
Residential Development Property Revenue              $        43.8    $         --
Residential Development Property Expense                      (42.1)             --

Depreciation/Amortization                                      (2.0)             --
Equity in net income of Unconsolidated
   Residential Development Properties                           4.3             7.3
Minority Interests                                             (0.4)             --
Income Tax Benefit                                              0.2              --
                                                      -------------    ------------   ---------  ---------
Operating Results                                     $         3.8    $        7.3   $    (3.5)     (47.9)%
                                                      =============    ============   =========  =========

         The components of the decrease in Residential Development Property net operating income are:

         o        lower lot sales of $2.2 million at TWLC;

         o lower gain recognized on disposition of properties of $1.7 million at TWLC

         o a change in presentation of capitalized interest of $2.4 million, due to consolidation of DMDC and CRDI in 2002; partially offset by

         o higher unit sales and other operating revenues of $1.7 million at CRDI; and

         o        higher average price per lot of $1.1 million at DMDC.

Temperature-Controlled Logistics Segment

                                                      FOR THE THREE MONTHS
                                                       ENDED SEPTEMBER 30,              VARIANCE
                                                   --------------------------      ------------------
(in millions)                                         2002           2001              $          %
                                                   ----------    ------------      --------    ------
Equity in net (loss) of unconsolidated
    Temperature-Controlled Logistics Properties    $     (3.1)   $       (2.1)     $   (1.0)    (47.6)

         The decrease in equity in earnings of unconsolidated
Temperature-Controlled Logistics Properties is primarily due to the Company's $4.5 million portion of deferred rent recorded in the third quarter of 2002 compared with the Company's $3.5 million portion of deferred rent recorded in the third quarter of 2001.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

         Total revenues increased $223.0 million, or 41.5%, to $760.2 million for the nine months ended September 30, 2002, as compared to $537.2 million for the nine months ended September 30, 2001. The components of the increase are:

         o an increase in Residential Development Property revenue of $176.9 million due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction (previously the Company recorded its share of earnings under the equity method); and

         o an increase in Resort/Hotel Property revenue of $103.7 million due to the consolidation of the operations of eight of the Resort/Hotel Properties beginning February 14, 2002, as a result of the COPI transaction (previously the Company recognized lease payments related to these Properties); partially offset by

         o a decrease in interest and other income of $30.6 million, primarily due to:

                  o the collection of $6.5 million from Charter Behavioral Health Systems in 2001 on a working capital loan that was previously expensed in conjunction with the recapitalization of CBHS;

                  o the income on marketable securities and the gain recognized on the sale of marketable securities aggregating $11.9 million in the first nine months of 2001;

                  o the recognition in 2001 of $2.8 million of interest income on COPI notes;

                  o the recognition in 2001 of $2.3 million in lease commission and development fee revenue for the 5 Houston Center Office Property which was under construction;

                  o a decrease in interest income of $1.8 million in 2002 related to lower escrow balances for a plaza renovation at an Office Property that has been completed; and

                  o a decrease in interest income of $2.6 million on cash and certain notes receivable as a result of reduced interest rates.

         o a decrease in Office Property revenue of $27.0 million primarily due to the disposition of five Office Properties in 2001, the contribution of two Office Properties to joint ventures in 2001 and the contribution of two Office Properties to joint ventures in 2002 ($29.7 million), and decreased lease termination fees of $2.5 million, partially offset by net insurance proceeds of approximately $5.0 million received in September 2002 as a result of an insurance claim on one of the Company's Office Properties that had been damaged as a result of a tornado.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Expenses

         Total expense increased $260.6 million, or 55.3%, to $731.5 million for the nine months ended September 30, 2002, as compared to $470.9 million for the nine months ended September 30, 2001. The primary components of this increase are:

         o an increase in Residential Development Property expense of $161.3 million due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction (previously the Company recorded its share of earnings under the equity method); and

         o an increase in Resort/Hotel Property expense of $110.7 million due to the consolidation of the operations of eight of the Resort/Hotel Properties beginning February 14, 2002, as a result of the COPI transaction (previously the Company recognized lease payments related to these Properties); and

         o an increase in depreciation and amortization expense of $16.0 million primarily due to the consolidation of the operations of three Residential Development Corporation beginning February 14, 2002 as a result of the COPI transaction; partially offset by

         o a decrease due to the recognition in 2001 of $18.9 million in impairment charges primarily relating to behavioral healthcare properties of $7.0 million and the impairment of $11.9 million relating to the conversion of the Company's preferred interest in Metropolitan Partners, LLC into common shares of Reckson Associates Realty Corp.;

         o a decrease in Office Property operating expense of $7.2 million primarily due to a decrease of $11.0 million from the disposition of five Office Properties in 2001, the contribution of two Office Properties to joint ventures in 2001 and the contribution of two Office Properties to joint ventures in 2002, partially offset by increases in repairs and maintenance of $3.6 million due to timing of expenses; and

         o a decrease in interest expense of $3.3 million primarily attributable to capitalizing $5.7 million of interest expense in 2002, a decrease in the weighted average interest rate of 19 basis points (from 7.93% to 7.74%), or $4.2 million of interest expense, due to the debt refinancing in May of 2001 and lower LIBOR rates, partially offset by an increase of $6.6 million due to a $70.6 million increase in the average debt balance, from $2,293 million to $2,408 million.

Other Income and Expense

         Other income increased $2.2 million, or 5.9%, to $39.6 million for the nine months ended September 30, 2002, as compared to $37.5 million for the nine months ended September 30, 2001, primarily as a result of:

         o an increase in gain on property sales, net of $21.5 million, primarily due to a gain of $17.0 million on the partial sale of the Three Westlake Office Property, a gain of $5.5 million on the sale of Canyon Ranch - Tucson Land and a gain of $4.6 million on the partial sale of Miami Center, net of a loss of $4.9 million on the partial sale of Sonoma Mission Inn & Spa and the sale of Washington Harbour Land; partially offset by

         o a decrease in equity in net income of unconsolidated companies of $19.3 million, primarily due to the $5.2 million impairment of an investment in DBL Holdings, Inc. during 2002, and the Company's additional $3.1 million portion of Americold Logistics' deferral of rent payable, $2.9 million due to the change in the base rent recognition method for the Temperature-Controlled Logistics Segment from straight-line to cash basis and $4.8 million due to the consolidation of three Residential Development Corporations beginning February 14, 2002, as a result of the COPI transaction, (previously the Company recorded its investment in the Residential Development Corporations under the equity method).

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Income Tax Benefit

         The Company's $6.6 million total consolidated income tax benefit for the nine months ended September 30, 2002 includes tax expense related to the operations of the Resort/Hotel and Residential Development Operations of $0.1 million, offset by a tax benefit of $6.7 million. The $6.7 million benefit results from the temporary difference between the financial reporting basis and the respective tax basis of the hotel leases acquired as part of the Company's agreement with COPI. This temporary difference will be reversed over an estimated five-year period, which is the remaining lease term of the hotel leases.

Discontinued Operations

         The income from discontinued operations from assets held for sale increased $4.7 million, or 276.5%, to $6.4 million for the nine months ended September 30, 2002, compared to $1.7 million for the nine months ended September 30, 2001. This increase is primarily due to:

         o a gain on dispositions of $6.9 million, net of minority interest, attributable to the sales of the five Office Properties in 2002; partially offset by

         o an impairment charge of $0.6 million in 2002, related to a behavioral healthcare property. This amount represents the difference between the carrying value and the estimated sales price less costs of the sale for this property; and

         o a decline in operating income of $1.8 million for the five Office Properties sold in 2002 that contributed a full year of operating income in 2001 and a partial year of operating income in 2002.

Cumulative Effect of a Change in Accounting Principle

         In conjunction with the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company reported a cumulative effect of a change in accounting principle for the nine months ended September 30, 2002, which resulted in a charge of $10.5 million. This charge is due to an impairment (net of minority interests and taxes) of the goodwill of the Temperature-Controlled Logistics Corporation and CRDI. No such impairment charge was recognized for the nine months ended September 30, 2001.

Extraordinary Item

         In May 2001, $10.8 million of deferred financing costs were written off due to the early extinguishment of the Company's credit facility with UBS. The recognition of the write-off was treated as an Extraordinary Item for the nine months ended September 30, 2001. No such event or write-off occurred during the nine months ended September 30, 2002.

SEGMENT ANALYSIS

Office Segment

                                                       FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,                VARIANCE
                                                   ----------------------------    -----------------------
(in millions)                                         2002            2001             $            %
-------------                                      -----------     -----------     ---------     ---------
Office Property Revenue                            $     429.3     $     456.3     $   (27.0)       (6.0)
Office Property Operating Expense                        189.1           196.3          (7.2)       (3.7)
Equity in Earnings of Unconsolidated
   office properties                                       3.7             3.8          (0.1)       (2.6)

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         The primary components of the decrease in Office Property revenue are as follows:

         o decreased revenue of $29.7 million due to the disposition of five Office Properties in 2001, the contribution of two Office Properties to joint ventures in 2001 and the contribution of two Office Properties to joint ventures in 2002; and

         o decreased lease termination fees of $2.5 million; partially offset by

         o net insurance proceeds of $5.0 million received in September 2002 as a result of an insurance claim on one of the Company's Office Properties that had been damaged as a result of a tornado.

         The primary components of the decrease in Office Property operating expense are as follows:

         o decreased expenses of $11.0 million due to the disposition of five Office Properties in 2001, the contribution of two Office Properties to joint ventures in 2001 and the contribution of two Office Properties to joint ventures in 2002; and

         o decreased Office Property utility expense of $8.5 million due to lower rates as a result of a one-year energy contract effective beginning in first quarter of 2002 for certain Texas Properties; partially offset by

         o increased operating expenses of $6.7 million attributable to security and insurance expense primarily related to the events of September 11, 2001 and $5.6 million primarily attributable to the timing of repairs and maintenance and increased administrative expenses, including legal fees, bad debt expense, and payroll costs.

Resort/Hotel Segment

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI. The financial statements reflect the consolidation of the operations for these eight Resort/Hotel Properties for the period February 14, 2002 through September 30, 2002. Revenues prior to February 14, 2002 represent lease payments to the Company.

                                                  FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,                 VARIANCE
                                            -------------------------------    -----------------------
(in millions)                                    2002              2001            $           %
-------------                               ---------------     -----------    ----------  -----------
Resort/Hotel Property Revenue               $         148.1     $      44.5    $
Resort/Hotel Property Expense                        (110.7)             --
                                            ---------------     -----------    ----------  -----------
Net Operating Income                        $          37.4     $      44.5    $     (7.1)       (16.0)%
                                            ===============     ===========    ==========  ===========

         The decrease in Resort/Hotel Property net operating income is primarily due to the consolidation of the operations of eight of the Resort/Hotel Properties beginning in 2002 as compared to the recognition of lease payments from these Properties in 2001. In addition, net operating income decreased as a result of the following:

o decreases in occupancy from 72% to 71% and decreases in revenue per available room/guest night from $331 to $319 (3.6% decrease) at the luxury and destination fitness resorts and spas; and

o decreases in occupancy from 72% to 71%, and revenue per available room from $85 to $81 (4.7% decrease) at the business-class hotels.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

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

                                                          FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,               VARIANCE
                                                     ------------------------------   ----------------------
(in millions)                                             2002            2001            $           %
----------------------------------------             ---------------   ------------   ----------   ---------
Residential Development Property Revenue             $         176.9   $         --   $
Residential Development Property Expense                      (161.3)            --

Depreciation/Amortization                                       (4.9)            --
Equity in net income of Unconsolidated
   Residential Development Properties                           22.9           27.7
Minority Interests                                              (3.0)            --
Income Tax Provision                                            (3.4)            --
Cumulative effect of a change in
  accounting principle                                          (1.4)            --
                                                     ---------------   ------------   ----------   ---------
Operating Results                                    $          25.8   $       27.7   $     (1.9)       (6.9)%
                                                     ===============   ============   ==========   =========

         The primary components of the decrease in Residential Development Property net operating income are:

         o a decrease of $5.2 million resulting from a change in presentation of capitalized interest due to the consolidation of DMDC and CRDI in 2002; and

         o a decrease of $1.4 million resulting from the cumulative effect of a change in accounting principle due to net goodwill impairment at CRDI resulting from the adoption of SFAS No. 142 on January 1, 2002; partially offset by

         o higher lot and unit sales of $8.8 million at CRDI and DMDC and $4.3 million due to the gain recognized on the disposition of two properties at The Woodlands; offset by lower lot sales of $8.1 million at TWLC and MVDC.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Temperature-Controlled Logistics Segment

                                                         FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,                VARIANCE
                                                     -----------------------------   -----------------------
(in millions)                                            2002            2001            $             %
-----------------------------------------------      -------------    ------------   -----------    --------
Equity in earnings (loss) of unconsolidated
    Temperature-Controlled Logistics Properties      $        (3.8)   $        2.3   $      (6.1)     (265.2)

         This decrease in equity in earnings of unconsolidated Temperature-Controlled Logistics Properties is primarily due to the Company's $8.2 million portion of the deferred rent for the nine months of 2002 compared with the Company's $5.1 million portion of deferred rent for the first nine months of 2001, and $2.9 million related to the change in base rent recognition from straight-line to cash basis for the year, partially offset by a decrease in interest expense of $0.8 million.

                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                          FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                     -----------------------------------
                                                          2002                2001             $ CHANGE
                                                     ---------------    ----------------     ------------
(in millions)
Cash provided by Operating Activities                $         152.7    $          253.8     $     (101.1)
Cash provided by Investing Activities                          106.0               166.6            (60.6)
Cash used in Financing Activities                             (212.4)             (426.2)           213.8
                                                     ---------------    ----------------     ------------
Increase (Decrease) in Cash and
    Cash Equivalents                                 $          46.3    $           (5.8)    $       52.1
Cash and Cash Equivalents, Beginning of Period                  36.3                39.0             (2.7)
                                                     ---------------    ----------------     ------------
Cash and Cash Equivalents, End of Period             $          82.6    $           33.2     $       49.4
                                                     ===============    ================     ============

Operating Activities

         The Company's cash provided by operating activities of $152.7 million is attributable to Property operations.

Investing Activities

         The Company's cash provided by investing activities of $106.0 million is attributable to:

         o        $164.1 million of proceeds from joint venture partners;

         o $76.6 million of net sales proceeds primarily attributable to the sale of five Office Properties, the sale of three behavioral healthcare properties, and the sale of two other assets;

         o $11.7 million from return of investment in unconsolidated Residential Development Properties and Office Properties;

         o $38.2 million in cash resulting from the Company's February 14, 2002 transaction with COPI; and

         o        $12.7 million decrease in restricted cash.

         The cash provided by investing activities is partially offset by:

         o        $97.4 million primarily for acquisition of one Office
                  Property;

         o $36.6 million for incremental and non-incremental revenue generating tenant improvement and leasing costs for Office Properties;

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


         o $28.4 million of additional investment in unconsolidated companies, consisting primarily of investments in the upscale Residential Development Properties, particularly related to CRDI's investment in the Tahoe Mountain Resorts from January 1 through February 14, 2002;

         o $25.3 million for property improvements for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

         o $7.8 million increase in notes receivable due to a $7.5 million promissory note received in the sale of the Canyon Ranch - Tucson Land; and

         o        $1.7 million for development of investment properties.

Financing Activities

         The Company's use of cash in financing activities of $212.4 million is primarily attributable to:

         o net payments under the Company's credit facility of $476.0 million;

         o redemptions from GMACCM of preferred interests in a subsidiary of the Company of $218.4 million;

         o        a decrease in notes payable of $171.5 million;

         o distributions to common shareholders and unitholders of $132.5 million;

         o residential development properties notes payments of $84.9 million;

         o        common share repurchase of $28.5 million;

         o        distributions to preferred shareholders of $15.2 million;

         o $8.9 million of deferred financing costs for $375 million senior, unsecured notes; and

         o net capital distributions to joint venture partners of $8.5 million, primarily due to distributions to joint venture preferred equity partners.

         The use of cash in financing activities is partially offset by:

         o gross proceeds of $375.0 from issuance of senior, unsecured notes;

         o        borrowings under the credit facility of $372.0 million;

         o net proceeds of $81.9 from offering of Series B preferred shares;

         o residential development properties notes borrowings of $54.7 million; and

         o net proceeds of $48.2 from offering of Series A preferred shares.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


LIQUIDITY REQUIREMENTS

         As of September 30, 2002, the Company had unfunded capital expenditures of approximately $40.9 million relating to capital investments. The table below specifies the Company's total capital expenditures relating to these projects, amounts funded as of September 30, 2002, amounts remaining to be funded, and short-term and long-term capital requirements.

                                                                                           CAPITAL EXPENDITURES
                                                           AMOUNT                        ---------------------------
      (in millions)                         TOTAL        FUNDED AS OF      AMOUNT        SHORT-TERM       LONG-TERM
                                           PROJECT       SEPTEMBER 30,    REMAINING        (NEXT 12          (12+
              PROJECT                      COST(1)          2002           TO FUND        MONTHS)(2)      MONTHS)(2)
      ----------------------------------  ---------      -------------   ----------      -----------     -----------
      RESIDENTIAL DEVELOPMENT
      SEGMENT
           Tahoe Mountain Resorts         $   110.0      $      99.0     $     11.0      $      11.0     $        --

      OTHER
            SunTx (3)                          19.0              7.8           11.2              4.0             7.2
            Spinco (4)                         15.5               --           15.5             15.5              --
            Canyon Ranch - Tucson Land -
                Construction loan (5)           3.2               --            3.2              1.6             1.6
                                          ---------      -----------     ----------      -----------     -----------
                                               37.7              7.8           29.9             21.1             8.8
                                          ---------      -----------     ----------      -----------     -----------

      TOTAL                               $   147.7      $     106.8     $     40.9      $      32.1     $       8.8
                                          =========      ===========     ==========      ===========     ===========

----------

(1)      All amounts are approximate.

(2) Reflects the Company's estimate of the breakdown between short-term and long-term capital expenditures.

(3) This commitment is related to the Company's investment in a private equity fund.

(4) The Company expects to form and capitalize a separate entity to be owned by the Company's shareholders and unitholders, and to cause the new entity to commit to acquire COPI's entire membership interest in AmeriCold Logistics.

(5) The Company committed to a construction loan to the purchaser of the land which will be secured by 20 developed lots and a $0.6 million letter of credit

         The Company expects to fund its short-term capital requirements of approximately $32.1 million through a combination of cash, net cash flow from operations, construction financing, return of capital (investment) from the Residential Development Corporations and borrowings under the Company's credit facility. The Company plans to meet its maturing debt obligations through December 31, 2003 of approximately $185.7 million, primarily through additional borrowings under the Company's credit facility and cash from operations of the Residential Development Segment.

         The Company expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), additional interest expense related to the cash flow hedge agreements, recurring capital expenditures, non-recurring capital expenditures, such as tenant improvement and leasing costs, distributions to shareholders and unitholders, and unfunded expenses related to the COPI bankruptcy of approximately $3.2 million to $6.4 million, primarily through cash flow provided by operating activities. To the extent that the Company's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Company expects to finance such requirements with borrowings under the Company's credit facility.

         The Company's long-term liquidity requirements as of September 30, 2002 consist primarily of debt maturities after December 31, 2003, which totaled approximately $2.2 billion as of September 30, 2002. The Company also has $8.8 million of long-term capital requirements. The Company expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives as well as cash proceeds received from the sale or joint venture of Properties.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


         Debt and equity financing alternatives currently available to the Company to satisfy its liquidity requirements and commitments for material capital expenditures include:

    o Additional proceeds from the Company's credit facility, under which the Company had up to $205.8 million of borrowing capacity as of September 30, 2002;

    o Additional proceeds from the refinancing of existing secured and unsecured debt;

    o    Additional debt secured by existing underleveraged properties;

    o    Issuance of additional unsecured debt;

    o    Equity offerings including preferred and/or convertible securities; and

    o    Proceeds from joint ventures and Property sales.

         The following factors could limit the Company's ability to utilize these financing alternatives:

    o The reduction in net operating income of the Properties supporting the Company's credit facility to a level that would further reduce the availability under the line of credit;

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

         In addition to the Company's liquidity requirements stated above, as of September 30, 2002, the Company guaranteed or provided letters of credit related to approximately $55.9 million of unconsolidated debt and had obligations to potentially provide an additional $33.8 million in unconsolidated debt guarantees, primarily related to construction loans. The Company also guaranteed $15.2 million in letters of credit under its credit facility at September 30, 2002. See "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies" and "Unconsolidated Debt Analysis" included in this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about the Company's unconsolidated investments and the underlying debt related to these investments.

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

         On February 14, 2002, the Company entered into an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI, and, pursuant to a strict foreclosure, substantially all of COPI's voting interests in three of the Company's Residential Development Corporations and other assets. The Company agreed to assist and provide funding to COPI for the implementation of a prepackaged bankruptcy of COPI. In connection with the transfer, COPI's rent obligations to the Company were reduced by $23.6 million and its debt obligations were reduced by $40.1 million. These amounts include $18.3 million of value attributed to the

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


lessee interests transferred by COPI to the Company; however, in conformity with GAAP, the Company assigned no value to these interests for financial reporting purposes.

         The Company holds the lessee interests in the eight Resort/Hotel Properties and the voting interests in the three Residential Development Corporations through three newly organized entities that are wholly owned taxable REIT subsidiaries of the Company. The Company has included these assets in its Resort/Hotel Segment and its Residential Development Segment, and fully consolidated the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations, beginning on the dates of the transfers of these assets.

         The Agreement provides that COPI and the Company will jointly seek to have a pre-packaged bankruptcy plan for COPI, reflecting the terms of the Agreement, approved by the bankruptcy court. Under the Agreement, the Company agreed to provide approximately $14.0 million to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Company also agreed, however, that it will issue common shares with a minimum dollar value of approximately $2.2 million to the COPI stockholders, even if it would cause the total costs, claims and expenses that is pays to exceed $14.0 million. Currently, the Company estimates that the value of the common shares that will be issued to the COPI stockholders. will be between approximately $2.2 million and $5.4 million. The actual value of the common shares issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary from the estimated amounts, but will have a value of at least $2.2 million.

         In addition, the Company has agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15.0 million obligation to Bank of America, together with accrued interest. The Company expects to form and capitalize a new entity ("Crescent Spinco"), to be owned by the shareholders and unitholders of the Company. Crescent Spinco then would purchase COPI's interest in AmeriCold Logistics for between $15.0 million and $15.5 million. Crescent Operating has agreed that it will use the proceeds of the sale of the AmeriCold Logistics interest to repay Bank of America in full.

         COPI obtained the loan from Bank of America primarily to participate in investments with the Company. At the time COPI obtained the loan, Bank of America required, as a condition to making the loan, that Richard E. Rainwater, the Chairman of the Board of Trust Managers of the Company, and John C. Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, enter into a support agreement with COPI and Bank of America. Pursuant to the support agreement, Messrs. Rainwater and Goff agreed to make additional equity investments in COPI if COPI defaulted on payment obligations under its line of credit with Bank of America and if the net proceeds of an offering of COPI securities were insufficient to allow COPI to repay Bank of America in full. Effective December 31, 2001, the parties executed an amendment to the line of credit providing that any defaults existing under the line of credit on or before March 8, 2002 are temporarily cured unless and until a new default shall occur.

         Previously, the Company held a first lien security interest in COPI's entire membership interest in AmeriCold Logistics. REIT rules prohibit the Company from acquiring or owning the membership interest that COPI owns in AmeriCold Logistics. Under the Agreement, the Company agreed to allow COPI to grant Bank of America a first priority security interest in the membership interest and to subordinate its own security interest to that of Bank of America.

         If the COPI bankruptcy plan is approved by the required vote of the shares of COPI common stock and approved by the bankruptcy court, the holders of COPI's common stock will receive the Company's common shares. As stockholders of COPI, Mr. Rainwater and Mr. Goff will also receive the Company's common shares.

         Pursuant to the COPI bankruptcy plan, the current and former directors and officers of COPI and the current and former directors and officers of the Company also have received a release from COPI of liability for any actions taken prior to February 14, 2002, and, depending on various factors, will receive liability releases from COPI and its stockholders.

         Completion and effectiveness of the pre-packaged bankruptcy for COPI is contingent upon a number of conditions, including the vote of COPI's stockholders, the approval of the plan by certain of COPI's creditors and the approval of the bankruptcy court.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


SHARE REPURCHASE PROGRAM

         The Company commenced its Share Repurchase Program in March 2000. On October 15, 2001, the Company's Board of Trust Managers increased from $500 million to $800 million the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"). As of September 30, 2002, the Company had repurchased 20,256,423 common shares, at an aggregate cost of approximately $386.6 million, resulting in an average repurchase price of $19.09 per common share.

         The following table shows a summary of the Company's common share repurchases by year, as of September 30, 2002.

                                                                                          AVERAGE
($ in millions)                                                        TOTAL             PRICE PER
                                                 SHARES               AMOUNT           COMMON SHARE
                                            -----------------      --------------    ------------------
2000                                              14,468,623       $       281.3         $     19.44
2001                                               4,287,800                77.1               17.97
Nine months ended September 30, 2002               1,500,000                28.5               19.00
                                            -----------------      --------------        -----------
Total                                             20,256,423(1)    $       386.9         $     19.10
                                            =================      ==============        ===========

----------

(1) Additionally, 15,230 of the Company's common shares were repurchased outside of the Share Repurchase Program as part of an executive incentive program, and the Company contributed 11,354 treasury shares to the Company's scholarship fund during the three months ended September 30, 2002.

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

OFFICE PROPERTY ACQUISITION

         On August 29, 2002, the Company acquired Johns Manville Plaza, a 29-story, 675,000 square foot class A office building located in Denver, Colorado. The Company acquired the Office Property for approximately $91.2 million, funded by a draw on the Company's credit facility. The Office Property is wholly-owned by the Company and included in the Company's Office Segment.

OFFICE PROPERTY DISPOSITIONS

Unconsolidated

         During the nine months ended September 30, 2002, the Woodlands CPC sold three office properties located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $10.1 million, of which the Company's portion was approximately $5.3 million. The sales generated a net gain of approximately $11.8 million, of which the Company's portion was approximately $6.2 million. The proceeds received by the Company were used primarily to pay down the Company's credit facility.

Consolidated

         On January 18, 2002, the Company completed the sale of the Cedar Springs Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $12.0 million and a net gain of approximately $4.5 million. The proceeds from the sale of the Cedar Springs Plaza Office Property were used primarily to pay down the Company's credit facility. This property was wholly-owned by the Company and was included in the Company's Office Segment.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


         On May 29, 2002, WOE, owned by the Company and the Woodlands CPC, sold two Office Properties located within The Woodlands, Texas. The sale generated net proceeds of approximately $3.6 million, of which the Company's portion was approximately $3.2 million. The sale generated a net gain of approximately $2.1 million, of which the Company's portion was approximately $1.9 million. The proceeds received by the Company were used primarily to pay down the Company's credit facility. These two Properties were consolidated joint venture properties and were included in the Company's Office Segment.

         On August 1, 2002, the Company completed the sale of the 6225 North 24th Street Office Property in Phoenix, Arizona. The sale generated net proceeds of approximately $8.8 million and a net gain of approximately $1.3 million. The proceeds from the sale of the 6225 North 24th Street Office Property were used to redeem preferred Class A Units in Funding IX from GMACCM. This Office Property was wholly-owned by the Company and was included in the Company's Office Segment.

         On September 20, 2002, the Company completed the sale of the Reverchon Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $29.2 million and a net gain of approximately $0.5 million. The proceeds from the sale of the Reverchon Plaza Office Property were used to pay down the Company's credit facility. This Office Property was wholly-owned by the Company and was included in the Company's Office Segment.

         The operations for these Office Properties, as well as the gains recognized on the sales of these Office Properties, are included in "Discontinued Operations - Income and Gain on Assets Sold and Held for Sale."

OTHER ASSET DISPOSITIONS

         On September 30, 2002, the Company completed the sale of the Washington Harbour Phase II Land located in the Georgetown submarket of Washington, D.C. The sale generated net proceeds of approximately $15.1 million and a net loss of approximately $0.9 million. The proceeds from the sale of the Washington Harbour Phase II Land were used to pay down the Company's credit facility. This land was wholly-owned by the Company and was included in the Company's Office Segment.

         On September 30, 2002, the Company completed the sale of the Canyon Ranch - Tucson Land located in Tucson, Arizona to an affiliate of the management company (unrelated to the Company) of the Company's Canyon Ranch Resort/Hotel Property. The sales price of the land was approximately $9.4 million, for which the Company received $1.9 million of net cash proceeds and a promissory note in the amount of $7.5 million with an interest rate of 6.50%, payable quarterly and maturing on October 1, 2007, and a net gain of approximately $5.5 million recorded in the "Gain on Property Sales, net" caption of the Company's Consolidated Statements of Operations for the three and nine months ended September 30, 2002. The net cash proceeds from the sale of the Canyon Ranch - Tucson Land were used to pay down the Company's credit facility. This land was wholly-owned by the Company and was included in the Company's Resort/Hotel Segment. The Company has committed to fund a $3.2 million construction loan to the purchaser which will be secured by 20 developed lots and a $0.6 million letter of credit. The Company had not funded any of the $3.2 million commitment as of September 30, 2002.

JOINT VENTURES

RESORT/HOTEL SEGMENT

Consolidated

Sonoma Mission Inn & Spa

         On September 1, 2002, the Company entered into a joint venture arrangement with a subsidiary of Fairmont Hotels & Resorts, Inc. ("FHR"), pursuant to which the Company contributed a Resort/Hotel Property, the Sonoma Mission Inn & Spa in Sonoma County, California and FHR purchased a 19.9% equity interest in the limited liability company that owns the Resort/Hotel Property. The Company continues to own the remaining 80.1% interest. The joint venture generated approximately $8.0 million in net cash proceeds to the Company that were used to pay down the Company's credit facility. The Company has loaned $45.1 million to the limited liability company that owns Sonoma Mission Inn & Spa at an interest rate of LIBOR plus 300 basis points. The

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


maturity date of the loan is the earlier of the date on which the limited liability company obtains third-party financing or one year. The limited liability company has the option to extend the loan for two successive six-month periods by paying a fee. Under the agreement with FHR, the Company will manage the limited liability company that owns Sonoma Mission Inn & Spa and FHR will operate and manage the property under the Fairmont brand. The joint venture transaction was accounted for as a partial sale of this Resort/Hotel Property, resulting in an approximately $4.0 million loss on the interest sold.

         In October 2002 in a series of transactions, the Company acquired the remaining 75% interest in Manalapan Hotel Partners, L.L.C., which owns the Ritz Carlton Palm Beach in Florida. The Company acquired the additional interests in this partnership for $6.5 million, which was funded under the Company's credit facility. Subsequently, the Company entered into a joint venture arrangement with Westbrook Real Estate Fund IV ("Westbrook"), pursuant to which Westbrook purchased a 50% equity interest in Manalapan Hotel Partners, L.L.C. The Company continues to hold the remaining 50% equity interest in the Ritz Carlton Palm Beach. Simultaneously with admission of Westbrook into the partnership, the Dresdner Bank AG loan of $65.2 million was repaid with proceeds from a new, secured financing agreement with Corus Bank for $56 million and additional equity contributions. The Corus Bank loan has an interest rate of LIBOR plus 400 basis points with an initial three year term and containing two one-year extension options. The Company has guaranteed $3 million of the Corus Bank loan.

OFFICE SEGMENT

Unconsolidated

Three Westlake Park

         On August 21, 2002, the Company entered into a joint venture arrangement with an affiliate of General Electric Pension Fund, ("GE") in connection with which the Company contributed an Office Property, Three Westlake Park in Houston, Texas and GE made a cash contribution. The joint venture is structured such that GE holds an 80% equity interest in Three Westlake Park, a 415,000 square foot Office Property located in the Katy Freeway submarket of Houston, and the Company continues to hold the remaining 20% equity interest in the Office Property which is accounted for under the equity method. The joint venture generated approximately $47.1 million in net cash proceeds to the Company, including distributions to the Company resulting from the sale of its 80% equity interest and $6.6 million from the Company's portion of mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Company. The Company has no commitment to reinvest the cash proceeds back into the joint venture. The joint venture was accounted for as a partial sale of this Office Property, resulting in a gain of $17.0 million, net of deferred gain of approximately $4.3 million. In addition, the Company manages and leases the Office Property on a fee basis. During the nine months ended September 30, 2002, the Company recognized $0.03 million for these services.

Miami Center

         On September 25, 2002, the Company entered into a joint venture arrangement with an affiliate of a fund managed by JP Morgan Investment Management, Inc. ("JPM") in connection with which JPM purchased a 60% interest in Crescent Miami Center, L.L.C. with a cash contribution. Crescent Miami Center, L.L.C. owns an Office Property, Miami Center in Miami, Florida. The joint venture is structured such that JPM holds a 60% equity interest in Miami Center, and the Company holds the remaining 40% equity interest in the Office Property, which is accounted for under the equity method. The joint venture generated approximately $117.0 million in net cash proceeds to the Company, including distributions of the Company resulting from the sale of its 60% equity interest and $32.4 million from the Company's portion of mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by the Company. The Company has a remaining commitment for deferred maintenance items of approximately $0.7 million. The Company otherwise has no commitment to reinvest the cash proceeds back into the joint venture. The joint venture was accounted for as a partial sale of this Office Property and resulted in a gain of approximately $4.6 million, net of deferred gain of approximately $3.5 million. The Company will continue to manage Miami Center on a fee basis.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Company's primary debt financing arrangement existing as of September 2002 are shown below (dollars in thousands).

                                                            BALANCE          INTEREST
                                                         OUTSTANDING AT       RATE AT                              EXPECTED
                                           MAXIMUM       SEPTEMBER 30,      SEPTEMBER 30,       MATURITY            PAYOFF
                  DESCRIPTION (1)         BORROWINGS          2002             2002               DATE               DATE
--------------------------------------  ---------------  ---------------   -------------    -----------------  ------------------
SECURED FIXED RATE DEBT:
     AEGON Partnership Note                $   266,417      $   266,417            7.53%       July 2009           July 2009
     LaSalle Note I                            238,742          238,742            7.83       August 2027         August 2007
     JP Morgan Mortgage Note                   196,514          196,514            8.31       October 2016      September 2006
     LaSalle Note II                           161,000          161,000            7.79        March 2028         March 2006
     CIGNA Note                                 63,500           63,500            7.47      December 2002       December 2002
     Metropolitan Life Note V                   38,274           38,274            8.49      December 2005       December 2005
     Northwestern Life Note                     26,000           26,000            7.66       January 2004       January 2004
     Woodmen of the World Note                   8,500            8,500            8.20        April 2009         April 2009
     Nomura Funding VI Note                      8,069            8,069           10.07        July 2020           July 2010
     Mitchell Mortgage Note                      1,743            1,743            7.00      September 2003     September 2003
     Rigney Promissory Note                        621              621            8.50      November 2012       November 2002
     Construction, Acquisition and
       other obligations for various
       CRDI projects                            21,557           21,509    2.90 to 10.0     Nov 02 to July 07  Nov 02 to July 07
                                           -----------      -----------    ------------
          Subtotal/Weighted Average        $ 1,030,937      $ 1,030,889            7.83%
                                           -----------      -----------    ------------

UNSECURED FIXED RATE DEBT:
     Notes due 2009                        $   375,000      $   375,000            9.25%       April 2009         April 2009
     Notes due 2007                            250,000          250,000            7.50      September 2007     September 2007
     Other obligations                             541              541     8.0 to 12.0     Nov 02 to Jan 04   Nov 02 to Jan 04
                                           -----------      -----------    ------------
          Subtotal/Weighted Average        $   625,541      $   625,541            8.55%
                                           -----------      -----------    ------------
SECURED VARIABLE RATE DEBT:
     Fleet Fund I and II Term Loan         $   275,000      $   275,000            5.09%        May 2005           May 2005
     Deutsche Bank - CMBS Loan  (2)            220,000          220,000            5.84         May 2004            May 2006
     National Bank of Arizona                   50,000           29,426            5.00      November 2003       November 2003
     Construction, Acquisition and
       other obligations for various
       CRDI projects                            86,682           47,688    4.31 to 5.75     Oct 02 to Feb 04   Oct 02 to Feb 04
                                           -----------      -----------    ------------
          Subtotal/Weighted Average        $   631,682      $   572,114            5.31%
                                           -----------      -----------    ------------

UNSECURED VARIABLE RATE DEBT:
     Credit Facility  (3)                  $   400,000      $   179,000 (5)        3.85%        May 2004             May 2005
     JP Morgan Loan Sales Facility (4)          50,000            5,000            3.25            --                  --
                                           -----------      -----------    ------------
          Subtotal/Weighted Average        $   450,000      $   184,000            3.83 %
                                           -----------      -----------    ------------

       TOTAL/WEIGHTED AVERAGE              $ 2,738,160      $ 2,412,544            7.11%(6)
                                           ===========      ===========    =============

AVERAGE REMAINING TERM                                                                             7.5 years       4.0 years

----------

(1) For more information regarding the terms of the Company's debt financing arrangements, including the amounts payable at maturity for non-amortizing loans, properties securing the Company's secured debt and the method of calculation of the interest rate for the Company's variable rate debt, see "Note 11. Notes Payable and Borrowings under the Credit Facility" included in "Item 1. Financial Statements."

(2)      This loan has two one-year extension options.

(3)      This facility has a one-year extension option.

(4)      This is an uncommitted facility.

(5) The outstanding balance excludes Letters of Credit issued under the facility of $15.2 million.

(6) The overall weighted average interest rate does not include the effect of the Company's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.88%.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


         The following table shows information about the Company's consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or the Company's anticipated pay-off dates.

(in thousands)
                                                                      WEIGHTED           WEIGHTED AVERAGE
                             AMOUNT           % OF DEBT(1)          AVERAGE RATE           MATURITY(3)
                         ---------------     ---------------      ---------------        --------------
Fixed Rate Debt          $     1,656,430                  69%                 8.1%                 11.3 years
Variable Rate Debt               756,114                  31%                 4.7%                  1.7 years
                         ---------------     ---------------      ---------------        --------------
Total Debt               $     2,412,544                 100%                 7.1%(2)               7.5 Years(3)
                         ===============     ===============      ===============        ==============

----------

(1) Including the $530.3 million of hedged variable rate debt, the percentages for fixed-rate debt and variable rate debt are 91% and 9% respectively.

(2) Including the effect of hedge arrangements the overall weighted average interest rate would have been 7.88%.

(3) Based on contractual maturities. The overall weighted average maturity is 4.0 years based on the Company's expected payoff dates.

         Listed below are the aggregate principal payments by year required as of September 30, 2002 under indebtedness of the Company. Scheduled principal installments and amounts due at maturity are included.

(in thousands)
                               SECURED                UNSECURED             UNSECURED DEBT
                                 DEBT                    DEBT               LINE OF CREDIT            TOTAL (1)
                           -----------------         -------------        ------------------       --------------
2002                       $          76,509         $       5,416        $                -       $       81,925
2003                                 103,730                     -                         -              103,730
2004                                 264,713                   125                   179,000              443,838
2005                                 329,339                     -                         -              329,339
2006                                  18,938                     -                         -               18,938
Thereafter                           809,774               625,000                         -            1,434,774
                           -----------------         -------------        ------------------       --------------
                           $       1,603,003         $     630,541        $          179,000       $    2,412,544
                           =================         =============        ==================       ==============

----------

         (1) These amounts do not represent the effect of a one-year extension option on the credit facility and two one-year extension options on the Deutsche Bank - CMBS Loan, as noted above.

         The Company has $185.7 million of secured and unsecured debt maturing through December 31, 2003, consisting primarily of the Cigna Note, and debt related to the Residential Development Segment. Borrowings under the Company's credit facility are expected to be used to repay the $63.5 million Cigna Note maturing in 2002, and the $122.2 million of debt maturing in 2002 and 2003 is primarily related to the Residential Development Segment and will be repaid with cash from operations of the Residential Development Segment.

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

         o the maturity of the proposed debt in relation to maturities of existing debt; and

         o exposure to variable rate debt and alternatives such as interest-rate swaps and cash flow hedges to reduce this exposure.

         Debt service coverage ratios for a particular period are generally calculated as net income plus depreciation and amortization, plus interest expense, plus extraordinary or non-recurring losses, minus extraordinary or non-recurring gains, divided by debt service (including principal and interest payable during the period of calculation). The calculation of the debt service coverage ratio for the credit facility is calculated using the method described above, including certain pro forma adjustments.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


         Some of the Company's debt restricts its activities, including its ability to pledge assets, create liens, incur additional debt, enter into transactions with affiliates and make some types of payments, issuances of equity and distributions on equity.

         Any uncured or unwaived events of default on the Company's loans can trigger an acceleration of payment on the loan in default. In addition, a default by the Company or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Credit facility and the Fleet Fund I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of September 30, 2002, the Company was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Company's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the nine months ended September 30, 2002, there were no circumstances that required pre-payment penalties or increased collateral related to the Company's existing debt.

DEBT OFFERING

         On April 15, 2002, the Company completed a private offering of $375.0 million in senior, unsecured notes due 2009. On October 15, 2002, the Company completed an exchange offer pursuant to which it exchanged notes registered with the Securities and Exchange Commission for $325.0 million of the privately issued notes. In addition, the Company registered for resale the remaining $50.0 million of privately issued notes, which were issued to Richard E. Rainwater, the Chairman of the Board of Trust Managers, and certain of his affiliates and family members. The notes bear interest at an annual rate of 9.25% and were issued at 100% of issue price. The notes are callable after April 15, 2006. Interest is payable on April 15 and October 15 of each year, beginning October 15, 2002.

         The net proceeds from the offering of notes were approximately $366.5 million. Approximately $309.5 million of the proceeds were used to pay down amounts outstanding under the Company's credit facility, and the remaining proceeds were used to pay down $5.0 million of short-term indebtedness and redeem approximately $52.0 million of Class A Units in Funding IX from GMACCM. See "Equity Financing - Sale of Preferred Equity Interests in Subsidiary" for a description of the Class A Units in Funding IX previously held by GMACCM.

CASH FLOW HEDGES

         The Company uses derivative financial instruments to convert a portion of its variable rate debt to fixed-rate debt and to manage its fixed to variable rate debt ratio. As of September 30, 2002, the Company had entered into six cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133."

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


         The following table shows information regarding the Company's cash flow hedge agreements as of September 30, 2002, and additional interest expense and unrealized gains for the nine months ended September 30, 2002:

(in millions)

                                                                                                              UNREALIZED GAINS
                                                                                   ADDITIONAL                    IN OTHER
                                                                 FAIR           INTEREST EXPENSE            COMPREHENSIVE INCOME
  ISSUE         NOTIONAL       MATURITY      REFERENCE          MARKET         FOR THE NINE MONTHS          FOR THE NINE MONTHS
 DATE(1)         AMOUNT          DATE          RATE              VALUE       ENDED SEPTEMBER 30, 2002     ENDED SEPTEMBER 30, 2002
-----------    -----------    -----------    ----------        ----------    ------------------------     ------------------------
 7/21/99       $   200.0          9/2/03         6.183%        $  (9.2)           $       6.4                $       2.3(3)
 5/15/01           200.0          2/3/03          7.11            (4.2)                   8.0                        6.9
 4/14/00           100.0         4/18/04          6.76            (7.8)                   3.6                       (0.5)
 9/02/03           200.0         9/01/06         3.723            (3.0)                    --                       (3.0)
 2/15/03           100.0         2/15/06         3.253            (1.5)                    --                       (1.5)
 2/15/03           100.0         2/15/06         3.255            (1.5)                    --                       (1.5)

----------

         (1) During the nine months ended September 30, 2002, the Company entered into agreements for three additional cash flow hedges that will be issued in 2003, and will replace the three existing cash flow hedges.

         The Company has designated its six cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt that reprices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Company uses the cumulative dollar offset approach as described in DIG Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133 and SFAS 138. The Company uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Company will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in accumulated other comprehensive income. The effective portion that has been deferred in accumulated other comprehensive income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in conformity with SFAS Nos. 133 and 138.

         Over the next twelve months, an estimated $19.0 million to $20.7 million will be reclassified from accumulated other comprehensive income to interest expense and charged against earnings related to the effective portions of the cash flow hedge agreements.

         CRDI, a consolidated subsidiary of the Company, also uses derivative financial instruments to convert a portion of its variable rate debt to fixed-rate debt. As of September 30, 2002, CRDI had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS Nos. 133 and 138.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


         The following table shows information regarding CRDI's cash flow hedge agreements as of September 30, 2002 and additional capitalized interest for the nine months ended September 30, 2002. Unlike the additional interest on the Company's cash flow hedges which was expensed, the additional interest on CRDI's cash flow hedges was capitalized, as it is related to debt for projects that are currently under development.

                                                                                                  UNREALIZED GAINS (LOSSES)
                                                                             ADDITIONAL                   IN OTHER
                                                         FAIR           CAPITALIZED INTEREST         COMPREHENSIVE INCOME
    ISSUE     NOTIONAL     MATURITY     REFERENCE       MARKET           FOR THE NINE MONTHS          FOR THE NINE MONTHS
    DATE       AMOUNT        DATE          RATE          VALUE        ENDED SEPTEMBER 30, 2002     ENDED SEPTEMBER 30, 2002
-----------  ----------   ------------  -----------    ----------    ---------------------------- ---------------------------
  1/2/2001   $   15,538    11/16/2002        4.34%     $   (134)               $       366            $       347
  9/4/2001        5,350      9/4/2003        5.09%         (125)                       109                     (5)
  9/4/2001        3,700      9/4/2003        5.09%          (94)                        80                     (7)

         CRDI uses the shortcut method described in SFAS No. 133, which eliminates the need to consider ineffectiveness of the hedges, and instead assumes the hedges are highly effective.

INTEREST RATE CAPS

         In connection with the closing of the Deutsche Bank-CMBS Loan in May 2001, the Company entered into a LIBOR interest rate cap at 7.16% for a notional amount of $220.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charged to earnings. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these instruments are expected to substantially offset each other.


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

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Series B Preferred Offering

         On May 17, 2002, the Company completed an offering, (the "May 2002 Series B Preferred Offering") of 3,000,000 shares of Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $75.0 million. The Series B Preferred Shares have no stated maturity, are not subject to sinking fund or mandatory redemption, are not convertible into any other securities of the Company and may not be redeemed before May 17, 2007, except in order to preserve the Company's status as a REIT. On or after May 17, 2007, the Series B Preferred Shares may be redeemed, at the Company's option, by paying $25.00 per share plus any accumulated, accrued and unpaid distributions. Dividends on the Series B Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing August 15, 2002. The annual fixed dividend is $2.375 per share.

         Net proceeds to the Company from the May 2002 Series B Preferred Offering after underwriting discounts and other offering costs of approximately $2.8 million were approximately $72.3 million. The Company used the net proceeds to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

         On June 6, 2002, an additional 400,000 Series B Preferred Shares were sold (the "June 2002 Series B Preferred Offering") resulting in gross proceeds to the Company of approximately $10.0 million. Net proceeds to the Company after underwriting discounts and other offering costs of approximately $0.4 million were approximately $9.6 million. As with the May 2002 Series B Preferred Offering, the Company used the net proceeds to redeem Class A Units issued by its subsidiary, Funding IX, to GMACCM.

Sale of Preferred Equity Interests in Subsidiary

         During the year ended December 31, 2000, the Company formed Funding IX and contributed seven Office Properties and two Resort/Hotel Properties to Funding IX. As of September 30 2002, Funding IX held one Office Property and one Resort/Hotel Property. The Company owns 100% of the common voting interests in Funding IX, 0.1% in the form of a general partner interest and 99.9% in the form of a limited partner interest.

         Also during the year ended December 31, 2000, GMACCM purchased $275.0 million of Class A Units in Funding IX. The Class A Units were redeemable at the option of the Company at the original purchase price. As of December 31, 2000, approximately $56.6 million of the Class A Units had been redeemed from GMACCM by the Company. No redemptions occurred during the year ended December 31, 2001.

         All of the Class A Units outstanding at December 31, 2001, were redeemed by Funding IX during the nine months ended September 30, 2002. As a result of the redemption, GMACCM ceased to be a partner of Funding IX or to have any rights or obligations as a partner and the Company became the sole partner of Funding IX. In connection with the final redemption of Class A Units, SH IX transferred the 14,468,623 common shares of the Company held by SH IX to the Company which holds these common shares as treasury shares, and the intracompany loan between Funding IX and SH IX was repaid.

         Following the redemption of all the outstanding Class A Units, Funding IX distributed two of its Office Properties, 44 Cook Street and 55 Madison, and all the equity interests in the limited liability companies that own two other Office Properties, Miami Center and Chancellor Park, to the Operating Partnership. The Operating Partnership then contributed 44 Cook Street and 55 Madison to another Operating Partnership subsidiary, Funding VIII and entered into a joint venture arrangement for Miami Center.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES

         Investments in which the Company does not have a controlling interest are accounted for under the equity method. The following is a summary of the Company's ownership in significant joint ventures and equity investments.

                                                                                                     COMPANY'S OWNERSHIP
                        ENTITY                                     CLASSIFICATION               AS OF SEPTEMBER 30, 2002
-------------------------------------------------------  ------------------------------------   -------------------------
Joint Ventures

Main Street Partners, L.P.                                 Office (Bank One Center-Dallas)               50.0% (1)
Crescent Miami Center L.L.C.                                Office (Miami Center - Miami)                40.0% (2)
Crescent 5 Houston Center, L.P.                           Office (5 Houston Center-Houston)              25.0% (3)
Austin PT BK One Tower Office Limited Partnership          Office (Bank One Tower-Austin)                20.0% (4)
Houston PT Four Westlake Office Limited Partnership      Office (Four Westlake Park-Houston)             20.0% (4)
Houston PT Three Westlake Office Limited Partnership      Office (Three Westlake - Houston)              20.0% (4)

Equity Investments

Mira Vista Development Corp.                                   Residential Development                   94.0% (5)
Houston Area Development Corp.                                 Residential Development                   94.0% (6)
The Woodlands Land Development
    Company, L.P. (7)                                          Residential Development                   42.5% (8)(9)
Blue River Land Company, L.L.C. (7)                            Residential Development                   31.8% (10)
Manalapan Hotel Partners, L.L.C. (7)                       Resort/Hotel (Ritz Carlton Palm Beach)        24.0% (11)
Temperature-Controlled Logistics Partnership              Temperature-Controlled Logistics               40.0% (12)
The Woodlands Commercial Properties Company, L.P.                      Office                            42.5% (8)(9)
DBL Holdings, Inc.                                                      Other                            97.4% (13)
CR License, L.L.C.                                                      Other                            30.0% (14)
Woodlands Operating Company, L.P.                                       Other                            42.5% (8)(9)
Canyon Ranch Las Vegas                                                  Other                            65.0% (15)
SunTX Fulcrum Fund, L.P.                                                Other                            33.3% (16)

----------

(1) The remaining 50.0% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

(2) The remaining 60% interest in Crescent Miami Center, L.L.C. is owned by a fund advised by JP Morgan Investment Management, Inc.. The Company will continue to manage Miami Center on a fee basis.

(3) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Investment Management, Inc. The Company recorded $1.1 million in development and leasing fees, related to this investment during the nine months ended September 30, 2002. The 5 Houston Center Office Property was completed on September 16, 2002.

(4) The remaining 80% interest in Austin PT BK One Tower Office Limited Partnership, Houston PT Three Westlake Office Limited Partnership and Houston PT Four Westlake Office Limited Partnership is owned by an affiliate of General Electric Pension Fund. The Company recorded $0.5 million in management and leasing fees for these Office Properties during the nine months ended September 30, 2002.

(5) The remaining 6.0% interest in Mira Vista Development, Corp. ("MVDC"), which represents 100% of the voting stock, is owned 4.0% by DBL Holdings, Inc. ("DBL") and 2.0% by third parties.

(6) The remaining 6.0% interest in Houston Area Development Corp. ("HADC"), which represents 100% of the voting stock, is owned 4.0% by DBL and 2.0% by a third party.

(7) On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, pursuant to a strict foreclosure, COPI's interests in the voting stock in three of the Company's Residential Development Corporations (Desert Mountain Development Corporation ("DMDC"), The Woodlands Land Company, Inc. ("TWLC"), and Crescent Resort Development, Inc. ("CRDI")), and in CRL Investments, Inc. ("CRLI"). COPI also transferred its 60% general partner interest in COPI Colorado, L.P. which owns 10% of the voting stock in CRDI, which increased the Company's ownership interest in CRDI from 90% to 96%. As a result, the Company fully consolidated the operations of these entities beginning on the date of the asset transfers. The Woodlands Land Development Company, L.P. is an unconsolidated equity investment of TWLC., Blue River Land Company, L.L.C., and Manalapan Hotel Partners, L.L.C., are unconsolidated equity investments of CRDI.

(8) The remaining 57.5% interest in The Woodlands Land Development Company, L.P., The Woodland Commercial Properties Company, L.P. and The Woodlands Operating Company, L.P. are owned by an affiliate of Morgan Stanley.

(9) Distributions are made to partners based on specified payout percentages. During the nine months ended September 30, 2002, the payout percentage to the Company was 52.5%.

(10) Of the remaining 68.2% interest in Blue River Land Company, L.L.C., 0.7% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, through his 20% ownership of COPI Colorado, L.P. and 67.5% is owned by parties unrelated to the Company.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


(11) Of the remaining 76.0% interest in Manalapan Hotel Partners, L.L.C., 0.5% is indirectly owned by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, through his 20% ownership of COPI Colorado, L.P. and 75.5% is owned by parties unrelated to the Company.

(12) The remaining 60.0% interest in the Temperature-Controlled Logistics Partnership is owned by Vornado Realty Trust, L.P.

(13) John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, obtained the remaining 2.6% economic interest in DBL (including 100% of the voting interest in DBL) in exchange for his voting interests in MVDC and HADC, originally valued at approximately $0.4 million, and approximately $0.06 million in cash, or total consideration valued at approximately $0.4 million. At September 30, 2002, Mr. Goff's book value in DBL was approximately $0.4 million.

(14) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Company's Resort/Hotel Properties.

(15) The remaining 35% interest in Canyon Ranch Las Vegas is owned by an affiliate of the management company of two of the Company's Resort/Hotel Properties.

(16) The SunTX Fulcrum Fund, L.P's (the "Fund") objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 66.7% of the Fund is owned by a group of individuals unrelated to the Company. The Company's ownership percentage will decline by the closing date of the Fund as capital commitments from third parties are secured. The Company's projected ownership interest at the closing of the Fund is approximately 7.5% based on the Fund manager's expectations for the final Fund capitalization. The Company accounts for its investment in the Fund under the cost method. The Company's investment at September 30, 2002 was $7.8 million.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

UNCONSOLIDATED DEBT ANALYSIS

         The significant terms of the Company's share of unconsolidated debt financing arrangements existing as of September 30, 2002 are shown below.

(in thousands)
                                                                                              COMPANY'S
                                                                             BALANCE          SHARE OF         INTEREST
                                                                          OUTSTANDING AT   DEBT BALANCE AT      RATE AT
                                                             COMPANY'S     SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
NOTE                                                        % OWNERSHIP       2002              2002             2002
--------------------------------------------------------    -----------   --------------  ------------------ --------------
TEMPERATURE CONTROL LOGISTICS SEGMENT:
   AmeriCold Notes(1)                                              40%      $   541,326           $ 216,530           7.0%
                                                                            -----------           ---------

OFFICE SEGMENT:
   Main Street Partners, L.P.(2)(3)(4)                             50%          133,403              66,702           5.9%
   Crescent 5 Houston Center, L.P.(5)                              25%           48,654              12,164           4.1%
   Austin PT Bk One Tower Office Limited Partnership               20%           38,012               7,602           7.1%
   Houston PT Four Westlake Office Limited Partnership             20%           48,873               9,775           7.1%
   Houston PT Three Westlake Office Limited Partnership            20%           33,000               6,600           5.6%
   Crescent Miami Center, LLC                                      40%           81,000              32,400           5.0%
   The Woodlands Commercial Properties Co.                       42.5%
      Fleet credit facility(3)                                                   64,861              27,566           4.3%
      Fleet National Bank(3)                                                      3,398               1,444           3.8%
                                                                            -----------           ---------
                                                                                451,201             164,253
                                                                            -----------           ---------

RESIDENTIAL DEVELOPMENT SEGMENT:
The Woodlands Land Development Co.(6)                            42.5%
   Fleet credit facility(3)(7)(8)                                               216,460              91,996           4.3%
   Fleet National Bank(3)(9)                                                      6,971               2,963           3.8%
   Fleet National Bank(10)                                                       24,531              10,426           4.6%
   Jack Eckerd Corp.                                                                101                  43           4.8%
   Mitchell Mortgage Company                                                      2,734               1,162           5.8%
   Mitchell Mortgage Company                                                      1,257                 534           6.3%
   Mitchell Mortgage Company                                                      1,962                 834           5.5%
   Mitchell Mortgage Company                                                      3,548               1,508           8.0%
   Mitchell Mortgage Company                                                      1,405                 597           7.0%
                                                                            -----------           ---------
                                                                                258,969             110,063
                                                                            -----------           ---------

RESORT/HOTEL SEGMENT:
Manalapan Hotel Partners
   Dresdner Bank AG(11)                                            24%           65,470              15,713           9.8%
                                                                            -----------           ---------

TOTAL/WEIGHTED AVERAGE                                                      $ 1,316,966           $ 506,559           6.0%
                                                                            ===========           =========   ===========
(in thousands)



                                                                                  FIXED/VARIABLE
NOTE                                                            MATURITY         SECURED/UNSECURED
--------------------------------------------------------     ---------------   --------------------
TEMPERATURE CONTROL LOGISTICS SEGMENT:
   AmeriCold Notes(1)                                          April 2008            Fixed/Secured


OFFICE SEGMENT:
   Main Street Partners, L.P.(2)(3)(4)                       December 2004        Variable/Secured
   Crescent 5 Houston Center, L.P.(5)                           May 2004          Variable/Secured
   Austin PT Bk One Tower Office Limited Partnership          August 2006            Fixed/Secured
   Houston PT Four Westlake Office Limited Partnership        Ausust 2006            Fixed/Secured
   Houston PT Three Westlake Office Limited Partnership      September 2007          Fixed/Secured
   Crescent Miami Center, LLC                                September 2007          Fixed/Secured
   The Woodlands Commercial Properties Co.
     Fleet credit facility                                    November 2002        Variable/Secured
     Fleet National Bank                                       October 2003        Variable/Secured




RESIDENTIAL DEVELOPMENT SEGMENT:
The Woodlands Land Development Co.(6)
   Fleet credit facility (3)(7)(8)                           November 2002        Variable/Secured
   Fleet National Bank(3)(9)                                  October 2003        Variable/Secured
   Fleet National Bank(10)                                   December 2005        Variable/Secured
   Jack Eckerd Corp.                                           July 2005          Variable/Secured
   Mitchell Mortgage Company                                  January 2004           Fixed/Secured
   Mitchell Mortgage Company                                   July 2005             Fixed/Secured
   Mitchell Mortgage Company                                  October 2005           Fixed/Secured
   Mitchell Mortgage Company                                   April 2006            Fixed/Secured
   Mitchell Mortgage Company                                  October 2006           Fixed/Secured




RESORT/HOTEL SEGMENT:
Manalapan Hotel Partners
   Dresdner Bank AG(11)                                      December 2002        Variable/Secured


TOTAL/WEIGHTED AVERAGE                                       3.4 years(12)

----------

(1) Consists of several notes. Maturity date is based on largest debt instrument. All interest rates are fixed.

(2) Senior Note - Note A: $84.0 million at variable interest rate, LIBOR + 189 basis points, $4.9 million at variable interest rate; LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $24.7 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. Mezzanine Note - $19.8 million at variable interest rate, LIBOR + 890 basis points with a LIBOR floor of 3.0%. Interest-rate cap agreement maximum LIBOR of 4.52% on all notes. All notes are amortized on a 25-year amortization schedule.

(3)      This facility has two one-year extension options.

(4) The Company obtained a letter of credit to guarantee the repayment of up to $4.3 million of principal of the Main Street Partners, L.P. loan.

(5) The Company has made a full and unconditional guarantee of loan from Fleet up to $82.5 million for the construction of 5 Houston Center. At September 30, 2002, $48.7 million was outstanding.

(6) On February 14, 2002, the Company executed an agreement with COPI to transfer, pursuant to a strict foreclosure, COPI's 5% interest in TWLC. Therefore, as of February 14, 2002, TWLC is fully consolidated. This schedule reflects TWLC's 42.5% interest in TWLDC.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


(7) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $145.0 million to a maximum LIBOR rate of 9.0%.

(8) To mitigate interest rate exposure, TWLDC has entered into an interest rate swap against the $50.0 million notional amount to effectively fix the interest rate at 5.28%. TWLDC has also entered into an interest rate swap against $50.0 million notional amount to effectively fix the interest rate at 4.855%.

(9) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $33.8 million to a maximum LIBOR rate of 9.0%.

(10) There was an interest rate cap agreement executed with this agreement which limits interest rate exposure on the notional amount of $19.5 million to a maximum LIBOR rate of 8.5%.

(11)     The Company guarantees $3.0 million of this facility.

         The following table shows, as of September 30, 2002, information about the Company's share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

(in thousands)

                                                              WEIGHTED       WEIGHTED AVERAGE
                            AMOUNT         % OF DEBT        AVERAGE RATE        MATURITY(1)
                         -------------     ----------      ---------------      -----------
Fixed-Rate Debt          $     277,542             55%                 6.8%             5.4  years
Variable rate Debt             229,017             45%                 5.1%             1.0  years
                         -------------     ----------      ---------------      -----------
Total Debt               $     506,559            100%                 6.0%             3.4  years
                         =============     ==========      ===============      ===========

----------

(1)      Based on contractual maturities. The overall weighted maturity would be
         3.7 years assuming the Company's election of extension options on its debt instruments.

         Listed below are the Company's share of aggregate principal payments, by year, required as of September 30, 2002 related to the Company's unconsolidated debt. Scheduled principal installments and amounts due at maturity are included.

(in thousands)

                  SECURED
                   DEBT(1)
             -----------------
2002         $         136,063
2003                     5,581
2004                    78,944
2005                    12,060
2006                    18,381
Thereafter             255,530
             -----------------
             $         506,559
             =================

----------

(1) These amounts do not represent the effect of two one-year extension options on WLDC's Fleet credit facility and one Fleet National Bank loan, totaling $95,000 that have initial maturity dates of November 2002 and October 2003.

RELATED PARTY DISCLOSURES

DBL Holdings, Inc.

         As of September 30, 2002, the Company owned 97.44% of DBL with the remaining 2.56% economic interest in DBL (including 100% of the voting interest in DBL) held by John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company. Originally, Mr. Goff contributed his voting interests in MVDC and HADC, originally valued at approximately $0.4 million, and approximately $0.06 million in cash, or total consideration valued at approximately $0.4 million for his interest in DBL.

         DBL has two wholly owned subsidiaries, DBL-ABC, Inc. and DBL-CBO, Inc., the assets of which are described in the following paragraphs, and DBL directly holds 66% of the voting stock in MVDC and HADC. At September 30, 2002, Mr. Goff's book value in DBL was approximately $0.4 million.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


         Since June 1999, the Company has contributed approximately $23.8 million to DBL, in the form of cash and loans. These funds were used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, LP ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, LP ("GMSP") and GMACCM. The day-to-day operations of G2 are managed jointly by an affiliate of GMACCM and a division of GMSP headquartered in Greenwich, Connecticut and overseen by Hugh Balloch, a principal of GMSP, who is unrelated to the Company. The ownership structure of the entity that ultimately controls GMSP consists of 50% ownership by Darla Moore, who is married to Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and 50% by John Goff. Mr. Rainwater is also a limited partner of GMSP. At September 30, 2002, DBL had an approximately $14.4 million investment in G2 and had repaid in full the loans from the Company.

         In March 1999, DBL-CBO, Inc. acquired $6.0 million aggregate principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Island limited liability company. Juniper 1999-1 Class C-1 is the privately-placed equity interest of a collateralized bond obligation. During the nine months ended September 30, 2002, the Company recognized an impairment charge related to this investment of $5.2 million. As a result of this impairment charge, at September 30, 2002 this investment was valued at $0.

COPI Colorado, L. P.

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to the Company, pursuant to a strict foreclosure, COPI's 60% general partner interest in COPI Colorado, L.P. which owns 10% (representing all of the voting stock) of CRDI. As a result, the Company increased its ownership interest in CRDI from 90% to 96%. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, owns a 20% general partner interest in COPI Colorado and, accordingly, a 2.0% interest in CRDI, with a cost basis of $0.4 million. The remaining 20% general partner interest in COPI Colorado, and 2.0% interest in CRDI, is owned by a third party.

Loans to Employees and Trust Managers of the Company for Exercise of Stock Options and Unit Options

         As of September 30, 2002, the Company had approximately $37.8 million of recourse loans outstanding (including approximately $5.3 million loaned during the nine months ended September 30, 2002) to certain employees and trust managers of the Company on a full recourse basis under the Company's stock incentive and unit incentive plans pursuant to agreements approved by the Board of Trust Managers and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. According to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, had a loan representing $26.3 million of the $37.8 million total outstanding loans at September 30, 2002. As of September 30, 2002, approximately $0.3 million of current interest was outstanding related to these loans. No conditions exist at September 30, 2002 which would cause any of the loans to be in default.

         Every month, Federal short-term, mid-term and long-term rates (Applicable Federal Rates) are determined and published by the IRS based upon average market yields of specified maturities. The Company granted loans through July 29, 2002, with Applicable Federal Rate of 2.70% and 2.81%, which reflects a below prevailing market interest rate, therefore, the Company recorded compensation expense. On July 29, 2002, the loans made pursuant to the Company's stock incentive plans and unit incentive plans were amended to extend the remaining terms of the loans until July 2012 and to stipulate that every three years the interest rate on the loans will be adjusted to the AFR applicable at that time for a three-year loan reflecting a below prevailing market interest rate. Additionally, the employees and trust managers have been given the option, at any time, to fix the interest rate for each of the loans to the AFR applicable at that time for a loan with a term equal to the remaining term of the loan. The July 29, 2002 amendment resulted in 1.9 million additional compensation expense for the three and nine months ended September 30, 2002, recorded in the "Corporate General and Administrative" caption of the Company's Consolidated Statements of Operations. Effective July 29, 2002, the Company no longer offers to its employees and trust managers loans pursuant to the Company's stock and unit incentive plans.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Debt Offering

         On April 15, 2002, the Company completed a private offering of $375.0 million in senior, unsecured notes due 2009, $50.0 million of which were purchased by Richard E. Rainwater, Chairman of the Board of Trust Managers of the Company, and certain of his affiliates and family members (the "Rainwater Group"). The notes bear interest at 9.25% and were issued at 100% of issue price. The Company registered for resale the notes issued to the Rainwater Group. See "Debt Offering" section above for additional information regarding the offering and the notes.

Other

         On June 28, 2002, the Company purchased and is holding for sale, the home of an executive officer of the Company for approximately $2.7 million which approximates fair market value of the home. This purchase was part of the officer's relocation agreement with the Company.

CHANGE IN COMPANY'S CERTIFYING ACCOUNTANT

         On June 24, 2002, the Company terminated the engagement of Arthur Andersen LLP as the Company's independent public accountants. The Company has engaged Ernst & Young LLP to serve as the Company's independent public accountants for the fiscal year ending December 31, 2002. Ernst & Young LLP has completed a re-audit of the Company's financial statements as of December 31, 2001 and 2000 for the years ended December 31, 2001, 2000 and 1999.

CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its assumptions and estimates on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affects the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Net Investments in Real Estate

         Real estate and leasehold improvements are classified as long-lived assets to be held and used or held for sale. Properties to be held and used are carried at cost, net of accumulated depreciation. Properties held for sale are recorded at the lower of cost or fair value less cost to sell. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Properties are periodically evaluated on an individual basis to determine if any value impairment has occurred. With regard to Properties to be held and used, an impairment charge is recognized to the extent the sum of undiscounted future operating cash flows is less than the carrying value of the Property. For Properties held for sale an impairment charge is recognized when the fair value of the Property less the estimated cost to sell is less than the carrying value of the Property as of the date the Company has a commitment to sell the Property or is actively marketing the Property for sale. See "Adoption of New Accounting Standards" for a discussion of impairment losses recognized for the nine months ended September 30, 2002.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


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

Derivative Financial Instruments

         The Company uses derivative financial debt instruments to convert a portion of its variable rate debt to fixed-rate debt and to manage its fixed to variable rate ratio. As of September 30, 2002, the Company has entered into six cash flow hedge agreements which are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, by SFAS No. 138, "Accounting for Certain Hedging Activities," establishes accounting and reporting standards for derivative instruments. Specifically, it requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure these instruments at fair value. Changes in fair value will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes. Derivatives that do not qualify as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the particular nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

Stock Option and Unit Plans

         The Company applies APB No. 25 in accounting for options granted pursuant to the 1994 Crescent Real Estate Equities, Inc. Stock Incentive Plan, the 1995 Crescent Real Estate Equities, Inc. Stock Incentive Plan and the 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (collectively, the "Plans"). Accordingly, no compensation costs are recognized for the Plans. All options granted subsequent to December 31, 2002, will be accounted for under SFAS No. 123.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Revenue Recognition

         Office Properties The Company, as a lessor, has retained substantially all of the risks and benefits of ownership of the Office Properties and accounts for its leases as operating leases. The Company recognizes income on leases on a straight-line basis over the term of the lease. Certain leases provide for abated rent periods and/or scheduled rental rate increases during the term of the lease. Accordingly, a deferred rent receivable, is recorded for the excess of rental revenue recognized on a straight-line basis over the rent that is contractually due from the tenant under the terms of the lease.

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

         Revenue from real estate is recognized using the percentage of completion method. Under the percentage of completion method, the percentage of revenue applicable to costs incurred to date, as compared to the total estimated development costs, is recognized in the period of sale. Deferred income related to future development activity at September 30, 2002 is included in accrued liabilities. If real estate is sold prior to completion of all related infrastructure construction, and such uncompleted costs are not significant in relation to total costs, the full accrual method is utilized whereby 100% of the associated revenue is recognized and a commitment liability is established to reflect the allocated estimated future costs to complete the development of such real estate.

         Club initiation fees and membership conversion fees are recorded, when sold, as deferred revenue and recognized as membership fee revenue on a straight-line basis over the number of months remaining until the estimated turnover date, 2010. The partnership is required to sell the club assets to the members no later than the turnover date. Upon formation of Desert Mountain Properties, L.P., the partnership allocated a portion of the fair value of the assets of Desert Mountain to the remaining club memberships and recorded the amount as an intangible asset. Direct costs and an applicable portion of the intangible assets associated with deferred membership revenue are also deferred and recognized under the same method as the related revenue. These deferred club initiation and membership conversion fees, net of the related deferred costs, are presented on the balance sheets as deferred income. Membership fees included in revenues are net of the related costs. Monthly club dues and transfer fees are recorded as club revenue when earned.

Income Taxes

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

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


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

         Subsequent to March 31, 2002 the Company determined that an impairment charge of $1.3 million, net of minority interest and taxes, was required for the goodwill at one of the Residential Development Corporations, bringing the total impairment charge to be recognized for the nine months ended September 30, 2002 to $10.5 million related to initial application of SFAS No. 142. In accordance with SFAS No. 142, the financial statements for the quarter ended March 31, 2002 were restated to include the additional impairment charge of $1.3 million. Accordingly, the entire $10.5 million impairment charge against the goodwill of the Temperature-Controlled Logistics Corporation and one of the Residential Development Corporations has been included in the Company's consolidated statements of operations as a "Cumulative Effect of a Change in Accounting Principle" for the nine months ended September 30, 2002.

         In prior periods, the Company tested goodwill for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," under which an impairment loss is recognized when expected undiscounted future cash flows are less than the carrying value of the assets. For the year ended December 31, 2001, the expected future operating cash flows of the Temperature-Controlled Logistics Corporation on an undiscounted basis exceeded the carrying amounts of the properties and other long-lived assets, including goodwill. Accordingly, no impairment was recognized under SFAS No. 121. However, upon the adoption of SFAS No. 142, on January 1, 2002, the Temperature-Controlled Logistics Corporation compared the fair value of the Temperature-Controlled Logistics Properties based on discounted cash flows to the carrying value of the Temperature-Controlled Logistics Properties and the related goodwill. Based on this test, the fair value did not exceed the carrying value of the Temperature-Controlled Logistics assets and, accordingly, the goodwill was impaired.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that the results of operations, including any gains or losses recognized, be disclosed separately on the Company's consolidated statements of operations. The Company adopted SFAS No. 144 on January 1, 2002. Subsequent to January 1, 2002, the Company sold five Office Properties. The Company also sold three behavioral healthcare properties subsequent to January 1, 2002 and owned seven behavioral healthcare properties as of September 30, 2002, which were classified as held for sale. In accordance with SFAS No. 144, the results of operations of these assets and any gain or loss on sale have been presented as "Discontinued Operations - Income and Gain on Assets Sold and Held for Sale" in the accompanying consolidated statements of operations. The carrying value of the assets held for sale have been reflected as "Properties Held for Disposition, net" in the accompanying consolidated balance sheet as of September 30, 2002 and December 31, 2001. The adoption of this statement did not materially affect the Company's interim financial statements for the nine months ended September 30, 2002. The Company has reclassified certain amounts in prior period financial statements to conform with the new presentation requirements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


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

         The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the nine months ended September 30, 2002 and 2001 were $132.7 million and $200.6 million, respectively.

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

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


STATEMENTS OF FUNDS FROM OPERATIONS
(DOLLARS AND SHARES/UNITS IN THOUSANDS)

                                                       FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                      ----------------------    ----------------------
                                                        2002         2001         2002         2001
                                                      ---------    ---------    ---------    ---------
                                                            (unaudited)               (unaudited)
Net income                                            $  27,749    $  22,459    $  53,661    $  68,669
Adjustments to reconcile net income to
   funds from operations:
Depreciation and amortization of real estate assets      36,419       30,840      102,088       89,859
Gain on property sales, net                             (19,311)      (1,032)     (24,500)        (570)
Cumulative effect of change in accounting principle          --           --       10,465           --
Extraordinary item - extinguishment of debt                  --           --                    10,802
Impairment and other adjustments related to
   real estate assets and assets held for sale               --          (19)         600       15,305
Adjustment for investments in real estate mortgages
   and equity of unconsolidated companies:
     Office Properties                                    1,946        2,663        5,997        6,718
     Resort Properties                                      370           --          370           --
     Residential Development Properties                    (615)       3,015        2,339        9,224
     Temperature-Controlled Logistics Properties          6,777        5,687       18,278       16,800
     Other                                                   96           --        5,872           --
Unitholder minority interest                              3,156        2,712        7,348        9,903
Series A Preferred Share distributions                   (4,556)      (3,375)     (12,146)     (10,125)
Series B Preferred Share distributions                   (2,019)          --       (3,028)          --
                                                      ---------    ---------    ---------    ---------
Funds from operations(1)                              $  50,012    $  62,950    $ 167,344    $ 216,585
                                                      =========    =========    =========    =========

Investment Segments:
   Office Segment                                     $  88,045    $  91,237    $ 249,119    $ 273,134
   Resort/Hotel Properties                               13,593       12,374       47,140       44,142
   Residential Development Properties                     4,319       10,278       32,354       36,927
   Temperature-Controlled Logistics Properties            3,675        3,621       14,450       19,085
Other:
     Corporate general and administrative                (8,121)      (6,221)     (19,846)     (18,374)
     Corporate and other adjustments:
        Interest expense                                (47,149)     (44,908)    (135,871)    (139,189)
        Series A Preferred Share distributions           (4,556)      (3,375)     (12,146)     (10,125)
        Series B Preferred Share distributions           (2,019)          --       (3,028)          --
        Other(2)(3)                                       2,225          (56)      (4,828)      10,985
                                                      ---------    ---------    ---------    ---------
Funds from operations(1)                              $  50,012    $  62,950    $ 167,344    $ 216,585
                                                      =========    =========    =========    =========

Basic weighted average shares                           103,766      108,748      104,527      108,170
                                                      =========    =========    =========    =========
Diluted weighted average shares/units(4)                117,070      123,828      118,225      123,484
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

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


         The following schedule reconciles the Company's basic weighted average shares to the diluted weighted average shares/units presented above:

                                  FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                  ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                 ---------------------   ---------------------
(SHARES/UNITS IN THOUSANDS)        2002        2001        2002        2001
                                 ---------   ---------   ---------   ---------
Basic weighted average shares:     103,766     108,748     104,527     108,170
Add: Weighted average units         13,183      13,205      13,183      13,473
     Share and unit options            121       1,875         515       1,841
                                 ---------   ---------   ---------   ---------
Diluted weighted average
shares/units                       117,070     123,828     118,225     123,484
                                 =========   =========   =========   =========

RECONCILIATION OF FUNDS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                             ----------------------
                                                               2002         2001
                                                             ---------    ---------
Funds from operations                                        $ 167,344     $216,585
Adjustments:
   Depreciation and amortization of non-real estate assets       4,758        2,423
   Amortization of deferred financing costs                      7,722        7,171
   Net capitalized residential development costs                26,171           --
   Discontinued Operations                                       2,180        2,107
   Gain on undeveloped land                                     (5,466)        (157)
   Minority interest in joint ventures profit and
   depreciation and amortization                                 9,919       14,664
   Adjustment for investments in real estate mortgages
    and equity of unconsolidated companies                     (32,856)     (32,742)
   Change in deferred rent receivable                            4,508        4,687
   Change in current assets and liabilities                    (52,605)      18,032
   Distributions received in excess of earnings from
    unconsolidated companies                                        --       10,908
   Equity in (earnings) loss net of distributions
   received from unconsolidated companies                        3,867         (105)
   6 3/4% Series A Preferred Share distributions                12,146       10,125
   9 1/2% Series B Preferred Share distributions                 3,028           --
   Non cash compensation                                         1,990          119
                                                             ---------    ---------
Net cash provided by operating activities                    $ 152,706    $ 253,817
                                                             =========    =========

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


                               SEGMENT INFORMATION

         The following sections include information for each of the Company's investment segments for the three and nine months ended September 30, 2002.

OFFICE SEGMENT

Same-Store Analysis

         The following table shows the same-store net operating income growth for the three and nine month periods ended September 30, 2002 and 2001, for the approximately 24.1 million square feet of Office Property space owned as of September 30, 2002. This table excludes the following:

o Approximately 1.5 million square feet of space at Bank One Center, in which the Company owns a 50% equity interest;

o Approximately 1.5 million square feet of space at Four Westlake Park, Bank One Tower and Three Westlake Park, in each of which the Company has a 20% equity interest;

o Approximately 0.8 million square feet of space at Miami Center, which the Company has 40% equity interest;

o Approximately 0.6 million square feet of space at Five Houston Center that was completed on September 16, 2002, which the Company has a 25% equity interest;

o Approximately 0.7 million square feet of space at Johns Manville Plaza which the Company acquired on August 29, 2002; and

o Approximately 0.1 million square feet of space at Avallon IV, which was completed during the year ended December 31, 2001.

                              FOR THE THREE MONTHS ENDED SEPTEMBER 30,        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                           ----------------------------------------------  --------------------------------------------
                                                            PERCENTAGE/                                    PERCENTAGE/
                                                           POINT INCREASE                                     POINT
                                2002           2001          (DECREASE)        2002          2001           DECREASE
                           -------------   -----------     --------------  -----------    -----------      ------------
(IN MILLIONS)
Same-store Revenues(1)     $       129.0   $     132.5         (2.6) %     $     392.3    $     395.0             (0.7) %
Same-store Expenses               (58.9)        (60.5)         (2.6) %         (181.5)        (180.0)               0.8
                           -------------   -----------                     -----------    -----------
Net Operating Income       $        70.1   $      72.0         (2.6) %     $     210.8    $     215.0             (2.0) %
                           =============   ===========                     ===========    ===========

Weighted Average Occupancy          89.7 %        93.0 %       (3.3) pts          90.1 %         93.2 %           (3.1) pts

 (1) Excludes lease termination fees.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Leasing

                      THREE MONTHS ENDED SEPTEMBER 30, 2002


                                       SIGNED LEASES               EXPIRING LEASES            PERCENTAGE DECREASE
                                       -------------               ---------------            -------------------
Renewed or Re-leased(1)                1,108,000 sf                   1,108,000
Weighted Average Full
     Service Rental Rate(2)             $22.24 psf                   $23.70 psf                      (6%)
FFO Annual Net Effective
     Rental Rate(3)(4)                  $12.26 psf                   $14.04 psf                      (13%)

                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                       SIGNED LEASES               EXPIRING LEASES            PERCENTAGE DECREASE
                                       -------------               ---------------            -------------------
Renewed or Re-leased(1)                2,165,000 sf                   2,165,000
Weighted Average Full
     Service Rental Rate(2)             $22.02 psf                   $22.27 psf                      (1%)
FFO Annual Net Effective
     Rental Rate(3)(4)                  $12.13 psf                   $12.56 psf                      (3%)

----------

(1) All of which have commenced or will commence during the next twelve months.

(2) Including free rent, scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels. The Company discloses 100% of the rental rate related to each tenant regardless of the Company's ownership in the building.

(3)      Calculated as weighted average rental rate minus operating expenses.

(4) Funds from operations, or FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, effective January 1, 2000, and as used herein, means net income (loss), determined in accordance with GAAP, excluding gains (losses) from sales of depreciable operating property, excluding extraordinary items, as defined by GAAP, plus depreciation and amortization of real estate assets and after adjustment for unconsolidated partnerships and joint ventures. FFO is a non-GAAP measure and should not be considered an alternative to GAAP measures, including net income and cash generated from operating activities. For a more detailed definition and description of FFO and comparisons to GAAP measures, see "Funds from Operations" above.

Properties

         As of September 30, 2002, the Company owned or had an interest in 73 Office Properties located in 25 metropolitan submarkets in six states with an aggregate of approximately 28.5 million net rentable square feet. The Office Properties were, on a weighted average basis, 89% occupied at September 30, 2002, and are located approximately 43% in central business districts ("CBD") and approximately 57% in suburban markets. The Company's Office Properties are located primarily in the Dallas and Houston, Texas metropolitan areas. As of September 30, 2002, the Company's Office Properties in Dallas and Houston represented an aggregate of approximately 73% of its office portfolio based on total net rentable square feet (36% for Dallas and 37% for Houston). In addition, the Company owns a 25% interest in the 5 Houston Center office property which was completed in September 2002.

         In pursuit of managements objective to dispose of non-strategic and non-core assets, five of the Company's fully consolidated Office Properties were disposed during the nine months ended September 30, 2002.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


          The following table shows, as of September 30, 2002, certain information about the Company's Office Properties.



                                                                                                  NET
                                                                                               RENTABLE
                                           NO. OF                                  YEAR          AREA        PERCENT
          STATE, CITY, PROPERTY          PROPERTIES             SUBMARKET         COMPLETED    (SQ. FT.)     LEASED
    ----------------------------------   ------------   ---------------------   ------------  -----------   ---------
TEXAS
  DALLAS
   Bank One Center(2)                              1    CBD                          1987       1,530,957          82%
   Fountain Place                                  1    CBD                          1986       1,200,266          99
   The Crescent Office Towers                      1    Uptown/Turtle Creek          1985       1,134,826          98
   Trammell Crow Center(3)                         1    CBD                          1984       1,128,331          87
   Stemmons Place                                  1    Stemmons Freeway             1983         634,381          85
   Spectrum Center(4)                              1    Far North Dallas             1983         598,250          82
   Waterside Commons                               1    Las Colinas                  1986         458,906          85
   125 E. John Carpenter Freeway                   1    Las Colinas                  1982         446,031          88
   The Aberdeen                                    1    Far North Dallas             1986         320,629         100
   MacArthur Center I & II                         1    Las Colinas                1982/1986      298,161          94
   Stanford Corporate Centre                       1    Far North Dallas             1985         275,372          67
   12404 Park Central                              1    LBJ Freeway                  1987         239,103         100
   Palisades Central II                            1    Richardson/Plano             1985         237,731          87
   3333 Lee Parkway                                1    Uptown/Turtle Creek          1983         233,543          49
   Liberty Plaza I & II                            1    Far North Dallas           1981/1986      218,813          99
   The Addison                                     1    Far North Dallas             1981         215,016          99
   Palisades Central I                             1    Richardson/Plano             1980         180,503          95
   The Crescent Atrium                             1    Uptown/Turtle Creek          1985         164,696          99
   Greenway II                                     1    Richardson/Plano             1985         154,329         100
   Greenway I & IA                                 2    Richardson/Plano             1983         146,704         100
   Addison Tower                                   1    Far North Dallas             1987         145,886          76
   Las Colinas Plaza                               1    Las Colinas                  1987         134,953          96
   5050 Quorum                                     1    Far North Dallas             1981         133,799          76
                                         -----------                                         ------------   ---------
    Subtotal/Weighted Average                     24                                           10,231,186          89%
                                         -----------                                         ------------   ---------

  FORT WORTH
   Carter Burgess Plaza                            1    CBD                          1982         954,895          93%(5)
                                         -----------                                         ------------   ---------

  HOUSTON
   Greenway Plaza Office Portfolio                10    Richmond-Buffalo Speedway  1969-1982    4,348,052          92%
   Houston Center                                  3    CBD                        1974-1983    2,764,417          90
   Post Oak Central                                3    West Loop/Galleria         1974-1981    1,279,759          85
   Four Westlake Park(6)                           1    Katy Freeway                 1992         561,065         100
   The Woodlands Office Properties(7)              6    The Woodlands              1980-1996      462,775          93
   Three Westlake Park(6)                          1    Katy Freeway                 1983         414,792          95(5)
   1800 West Loop South                            1    West Loop/Galleria           1982         399,777          62(5)
   The Park Shops                                  1    CBD                          1983         190,729          76
                                         -----------                                         ------------   ---------
    Subtotal/Weighted Average(8)                  26                                           10,421,366          90%
                                         -----------                                         ------------   ---------

  AUSTIN
   Frost Bank Plaza                                1    CBD                          1984         433,024          96%
   301 Congress Avenue(9)                          1    CBD                          1986         418,338          83
   Bank One Tower(6)                               1    CBD                          1974         389,503          93
   Austin Centre                                   1    CBD                          1986         343,664          83
   The Avallon                                     3    Northwest                  1993/1997      318,217          93(5)
   Barton Oaks Plaza One                           1    Southwest                    1986          98,955         100
                                         -----------                                         ------------   ---------
    Subtotal/Weighted Average                      8                                            2,001,701          90%
                                         -----------                                         ------------   ---------
                                             WEIGHTED
                                             AVERAGE
                                           FULL-SERVICE
                                           RENTAL RATE
                                            PER LEASED
          STATE, CITY, PROPERTY             SQ. FT.(1)
    ----------------------------------     -------------
TEXAS
  DALLAS
   Bank One Center(2)                           $ 23.03
   Fountain Place                                 20.90
   The Crescent Office Towers                     33.23
   Trammell Crow Center(3)                        24.95
   Stemmons Place                                 17.71
   Spectrum Center(4)                             23.72
   Waterside Commons                              18.43
   125 E. John Carpenter Freeway                  26.88
   The Aberdeen                                   19.50
   MacArthur Center I & II                        23.41
   Stanford Corporate Centre                      23.26
   12404 Park Central                             19.83
   Palisades Central II                           18.98
   3333 Lee Parkway                               22.39
   Liberty Plaza I & II                           16.15
   The Addison                                    20.14
   Palisades Central I                            21.73
   The Crescent Atrium                            30.77
   Greenway II                                    22.56
   Greenway I & IA                                20.62
   Addison Tower                                  21.68
   Las Colinas Plaza                              21.23
   5050 Quorum                                    18.47
                                                -------
    Subtotal/Weighted Average                   $ 23.34
                                                -------

  FORT WORTH
   Carter Burgess Plaza                         $ 17.25
                                                -------

  HOUSTON
   Greenway Plaza Office Portfolio              $ 21.05
   Houston Center                                 22.27
   Post Oak Central                               19.91
   Four Westlake Park(6)                          22.07
   The Woodlands Office Properties(7)             18.48
   Three Westlake Park(6)                         23.74
   1800 West Loop South                           19.87
   The Park Shops                                 23.27
                                                -------
    Subtotal/Weighted Average(8)                $ 21.30
                                                -------

  AUSTIN
   Frost Bank Plaza                             $ 25.26
   301 Congress Avenue(9)                         26.44
   Bank One Tower(6)                              25.15
   Austin Centre                                  29.19
   The Avallon                                    24.87
   Barton Oaks Plaza One                          27.68
                                                -------
    Subtotal/Weighted Average                   $ 26.09
                                                -------

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


                                                                                                                       WEIGHTED
                                                                                                                       AVERAGE
                                                                                          NET                        FULL-SERVICE
                                                                                        RENTABLE                     RENTAL RATE
                                   NO. OF                                  YEAR           AREA        PERCENT         PER LEASED
     STATE, CITY, PROPERTY       PROPERTIES            SUBMARKET         COMPLETED     (SQ. FT.)       LEASED         SQ. FT.(1)
-------------------------------  -----------   ------------------------  ----------  --------------  ----------      -------------
COLORADO
  DENVER
   Johns Manville Plaza(10)               1    CBD                            1978         675,400         100%        $ 20.21
   MCI Tower                              1    CBD                            1982         550,805          47(5)        22.41
   Ptarmigan Place                        1    Cherry Creek                   1984         418,630          96           20.14
   Regency Plaza One                      1    Denver Technology Center       1985         309,862          84           24.48
   55 Madison                             1    Cherry Creek                   1982         137,176          99           21.10
   The Citadel                            1    Cherry Creek                   1987         130,652          99           25.11
   44 Cook                                1    Cherry Creek                   1984         124,174          95           21.02
                                 ----------                                          -------------   ---------         -------
    Subtotal/Weighted Average             7                                              2,346,699          84%        $ 21.47
                                 ----------                                          -------------   ---------         -------

  COLORADO SPRINGS
   Briargate Office and
    Research Center                       1    Colorado Springs               1988         258,766          74%        $ 20.05
                                 ----------                                          -------------   ---------         -------

FLORIDA
  MIAMI
   Miami Center(11)                       1    CBD                            1983         782,211          92%        $ 28.17
   Datran Center                          2    South Dade/Kendall        1986/1988         476,412          93           24.53
                                 ----------                                          -------------   ---------         -------
    Subtotal/Weighted Average             3                                              1,258,623          92%        $ 26.79
                                 ----------                                          -------------   ---------         -------

ARIZONA
  PHOENIX
   Two Renaissance Square                 1    Downtown/CBD                   1990         476,373          98%        $ 26.26
                                 ----------                                          -------------   ---------         -------

NEW MEXICO
  ALBUQUERQUE
   Albuquerque Plaza                      1    CBD                            1990         366,236          87%        $ 19.03
                                 ----------                                          -------------   ---------         -------

CALIFORNIA
  SAN DIEGO
   Chancellor Park(12)                    1    University Town Center         1988         195,733          81%        $ 28.17
                                 ----------                                          -------------   ---------         -------


    TOTAL/WEIGHTED AVERAGE               73                                             28,511,578          89%(5)     $ 22.58(13)
                                 ==========                                          =============   =========         =======

----------

(1) Calculated based on base rent payable as of September 30, 2002, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers.

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

(5) Leases have been executed at certain Office Properties but had not commenced as of September 30, 2002. If such leases had commenced as of September 30, 2002, the percent leased for all Office Properties would have been 91%. The total percent leased for these Properties would have been as follows: Carter Burgess Plaza - 98%, Three Westlake - 100%, 1800 West Loop - 73%, The Avallon - 100%, and MCI Tower - 60%.

(6) The Company has a 0.1% general partner interest and a 19.9% limited partner interest in the partnerships that own Four Westlake Park, Three Westlake Park and Bank One Tower.

(7) The Company has a 75% limited partner interest and an approximate 10% indirect general partner interest in the partnership that owns the six Office Properties that comprise The Woodlands Office Properties.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS



(8) Excludes the 5 Houston Center Office Property, which was placed in service on September 16, 2002. This Office Property will be included when it becomes stabilized. At September 30 , 2002, it was 34% leased. If executed leases at September 30, 2002 had commenced, it would have been 88% leased.

(9) The Company has a 1% general partner interest and a 49% limited partner interest in the partnership that owns 301 Congress Avenue.

(10)     Johns Manville Plaza was acquired by The Company on August 29, 2002.

(11) The Company has a 40% member interest in the limited liability company that owns Miami Center.

(12) The Company owns Chancellor Park through its ownership of a mortgage note secured by the building and through its direct and indirect interests in the partnership, which owns the building.

(13) The weighted average full-service rental rate per square foot calculated based on base rent payable for Company Office Properties as of September 30, 2002, giving effect to free rent and scheduled rent increases that are taken into consideration under GAAP and also including adjustments for expenses payable by or reimbursed from customers is $22.71.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


         The following tables show schedules of lease expirations for leases in place as of September 30, 2002, for the Company's total Office Properties and for Dallas, Houston and Austin, Texas, and Denver, Colorado, individually, for each of the 10 years beginning with 2002, assuming that none of the customers exercises or has exercised renewal options.

Total Office Properties

TOTAL OFFICE PROPERTIES

                                                                                                      PERCENTAGE
                                          NET RENTABLE          PERCENTAGE OF                          TOTAL OF        ANNUAL FULL-
                                              AREA                LEASED NET          ANNUAL         ANNUAL FULL-      SERVICE RENT
                        NUMBER OF         REPRESENTED           RENTABLE AREA      FULL-SERVICE      SERVICE RENT       PER SQUARE
                      TENANTS WITH        BY EXPIRING            REPRESENTED        RENT UNDER       REPRESENTED       FOOT OF NET
   YEAR OF LEASE        EXPIRING             LEASES              BY EXPIRING         EXPIRING        BY EXPIRING      RENTABLE AREA
    EXPIRATION           LEASES          (SQUARE FEET)              LEASES          LEASES(1)           LEASES          EXPIRING(1)
-------------------   -------------      --------------         --------------    --------------    --------------    --------------
       2002                     233           1,667,335(2)(3)              6.7%   $   38,019,466               6.4%   $        22.80
       2003                     361           3,579,920(4)(5)             14.3        78,035,044              13.1             21.80
       2004                     298           4,374,255                   17.4       101,227,128              17.0             23.14
       2005                     282           3,585,999                   14.3        83,173,181              14.0             23.19
       2006                     180           2,611,299                   10.4        63,952,207              10.7             24.49
       2007                     173           2,797,085                   11.2        65,761,851              11.0             23.51
       2008                      54           1,071,904                    4.3        25,569,531               4.3             23.85
       2009                      37             943,491                    3.8        24,404,507               4.1             25.87
       2010                      32           1,535,400                    6.1        42,578,335               7.1             27.73
       2011                      27             900,065                    3.6        23,973,071               4.0             26.63
2012 and thereafter              32           2,006,355                    7.9        49,397,995               8.3             24.62
                      -------------      --------------         --------------    --------------    --------------    --------------
                              1,709          25,073,108(6)               100.0%   $  596,092,316             100.0%   $        23.77
                      =============      ==============         ==============    ==============    ==============    ==============

----------

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2)      Expirations by quarter are as follows: Q4: 1,667,335 sf.

(3) As of September 30, 2002 leases have been signed for 746,219 net rentable square feet (representing approximately 45% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2002.

(4) Expirations by quarter are as follows: Q1: 1,124,696 sf Q2: 986,832 sf Q3: 701,764 sf Q4: 766,628 sf.

(5) As of September 30, 2002 leases have been signed for 1,388,127 net rentable square feet (representing approximately 39% of expiring square footage and rent leases and leasing of previously vacant space) commencing in 2003.

(6)      Reconciliation of Occupied Square Footage to Total Office NRA:

                                              SQUARE
                                               FEET
                                           -------------
Occupied square footage                      25,073,108
Non-revenue generating space                    359,687
                                           ------------
Total occupied office square footage         25,432,795
Total vacant square footage                   3,078,783
                                           ------------
Total office NRA
                                             28,511,578
                                           ============

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


DALLAS OFFICE PROPERTIES

                                                                                                      PERCENTAGE
                                          NET RENTABLE          PERCENTAGE OF                          TOTAL OF        ANNUAL FULL-
                                              AREA                LEASED NET          ANNUAL         ANNUAL FULL-      SERVICE RENT
                        NUMBER OF         REPRESENTED           RENTABLE AREA      FULL-SERVICE      SERVICE RENT       PER SQUARE
                      TENANTS WITH        BY EXPIRING            REPRESENTED        RENT UNDER       REPRESENTED       FOOT OF NET
   YEAR OF LEASE        EXPIRING             LEASES              BY EXPIRING         EXPIRING        BY EXPIRING      RENTABLE AREA
    EXPIRATION           LEASES          (SQUARE FEET)              LEASES          LEASES(1)           LEASES          EXPIRING(1)
-------------------   -------------      --------------         --------------    --------------    --------------    --------------
        2002                  59             508,984(2)(3)              5.6%      $  13,873,448              6.3%        $ 27.26
        2003                  95           1,344,481(4)(5)             14.9          29,662,076             13.5           22.06
        2004                  87           1,235,599                   13.7          32,070,950             14.6           25.96
        2005                 107           1,847,576                   20.5          41,195,819             18.7           22.30
        2006                  43             680,220                    7.5          17,394,448              7.9           25.57
        2007                  51           1,123,308                   12.4          27,575,931             12.5           24.55
        2008                  15             516,780                    5.7          12,796,529              5.8           24.76
        2009                   9             409,489                    4.5          10,730,350              4.9           26.20
        2010                  12             670,634                    7.4          19,877,588              9.0           29.64
        2011                   7             251,030                    2.8           6,947,876              3.2           27.68
2012 and thereafter           12             440,292                    5.0           7,869,961              3.6           17.87
                       ---------         -----------            -----------     ---------------     -------------        -------
                             497           9,028,393                  100.0%      $ 219,994,976            100.0%        $ 24.37
                       =========         ===========            ===========     ===============     ============         =======

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2)      Expirations by quarter are as follows: Q4 508,984 sf.

(3) As of September 30, 2002 leases have been signed for 189,931 net rentable square feet (representing approximately 37% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2002.

(4) Expirations by quarter are as follows: Q1: 592,840 sf Q2: 405,184 sf Q3: 136,951 sf Q4: 209,506 sf.

(5) As of September 30, 2002 leases have been signed for 492,560 net rentable square feet (representing approximately 37% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2003.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


HOUSTON OFFICE PROPERTIES

                                                                                                      PERCENTAGE
                                          NET RENTABLE          PERCENTAGE OF                          TOTAL OF        ANNUAL FULL-
                                              AREA                LEASED NET          ANNUAL         ANNUAL FULL-      SERVICE RENT
                        NUMBER OF         REPRESENTED           RENTABLE AREA      FULL-SERVICE      SERVICE RENT       PER SQUARE
                      TENANTS WITH        BY EXPIRING            REPRESENTED        RENT UNDER       REPRESENTED       FOOT OF NET
   YEAR OF LEASE        EXPIRING             LEASES              BY EXPIRING         EXPIRING        BY EXPIRING      RENTABLE AREA
    EXPIRATION           LEASES          (SQUARE FEET)              LEASES          LEASES(1)           LEASES          EXPIRING(1)
-------------------   -------------      --------------         --------------    --------------    --------------    --------------
      2002                      104             829,555(2)(3)          9.0%        $  17,040,934             8.1%            $ 20.54
      2003                      136           1,166,459(4)(5)         12.6            24,374,256            11.7               20.90
      2004                      117           1,898,176               20.6            39,572,871            18.9               20.85
      2005                       88             650,680                7.1            14,777,526             7.1               22.71
      2006                       64           1,124,218               12.2            25,394,927            12.1               22.59
      2007                       65           1,203,580               13.0            26,247,046            12.5               21.81
      2008                       16             350,636                3.8             7,469,410             3.6               21.30
      2009                        8              87,434                1.0             2,147,400             1.0               24.56
      2010                       11             591,928                6.4            14,602,679             7.0               24.67
      2011                       13             534,394                5.8            12,848,920             6.1               24.04
2012 and thereafter               6             796,770                8.5            24,763,651            11.9               31.08
                       ------------      --------------          ---------       ---------------      ----------     ---------------
                                628           9,233,830              100.0%        $ 209,239,620           100.0%            $ 22.66
                       ============      ==============          =========       ===============      ==========     ===============

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2)      Expirations by quarter are as follows: Q4: 829,555 sf.

(3) As of September 30, 2002 leases have been signed for 360,784 net rentable square feet (representing approximately 43% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2002.

(4) Expirations by quarter are as follows: Q1: 178,720 sf Q2: 443,970 sf Q3: 372,719 sf Q4: 171,050 sf.

(5) As of September 30, 2002 leases have been signed for 766,894 net rentable square feet (representing approximately 66% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2003.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


DENVER OFFICE PROPERTIES

                                                                                                      PERCENTAGE
                                          NET RENTABLE          PERCENTAGE OF                          TOTAL OF        ANNUAL FULL-
                                              AREA                LEASED NET          ANNUAL         ANNUAL FULL-      SERVICE RENT
                        NUMBER OF         REPRESENTED           RENTABLE AREA      FULL-SERVICE      SERVICE RENT       PER SQUARE
                      TENANTS WITH        BY EXPIRING            REPRESENTED        RENT UNDER       REPRESENTED       FOOT OF NET
   YEAR OF LEASE        EXPIRING             LEASES              BY EXPIRING         EXPIRING        BY EXPIRING      RENTABLE AREA
    EXPIRATION           LEASES          (SQUARE FEET)              LEASES          LEASES(1)           LEASES          EXPIRING(1)
-------------------   -------------      --------------         --------------    --------------    --------------    --------------
       2002                    18              98,070(2)(3)               5.0%     $  1,835,797               4.2%       $   18.72
       2003                    38             443,555(4)(5)              22.7         9,430,578              21.4            21.26
       2004                    25             397,378                    20.3         8,138,678              18.5            20.48
       2005                    19             305,935                    15.7         6,804,690              15.4            22.24
       2006                    11             152,776                     7.8         3,804,720               8.6            24.90
       2007                    16             144,301                     7.4         3,407,362               7.7            23.61
       2008                     6              53,787                     2.8         1,180,878               2.7            21.95
       2009                    11             203,472                    10.4         5,211,558              11.8            25.61
       2010                     3              91,074                     4.7         2,631,070               6.0            28.89
       2011                     1               2,478                     0.1            52,038               0.1            21.00
2012 and thereafter             1              61,080                     3.1         1,599,197               3.6            26.18
                       ----------        ------------           -------------      ------------     -------------     ------------
                              149           1,953,906                   100.0%     $ 44,096,566             100.0%       $   22.57
                       ==========        ============           =============      ============     =============     ============

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2)      Expirations by quarter are as follows: Q4: 98,070 sf.

(3) As of September 30, 2002 leases have been signed for 93,768 net rentable square feet (representing approximately 96% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2002.

(4)      Expirations by quarter are as follows: Q1: 76,494 sf Q2: 25,845 sf Q3:
         57,113 Q4: 284,103 sf.

(5) As of September 30, 2002 leases have been signed for 37,031 net rentable square feet (representing approximately 8% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2003.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


AUSTIN OFFICE PROPERTIES

                                                                                                      PERCENTAGE
                                          NET RENTABLE          PERCENTAGE OF                          TOTAL OF        ANNUAL FULL-
                                              AREA                LEASED NET          ANNUAL         ANNUAL FULL-      SERVICE RENT
                        NUMBER OF         REPRESENTED           RENTABLE AREA      FULL-SERVICE      SERVICE RENT       PER SQUARE
                      TENANTS WITH        BY EXPIRING            REPRESENTED        RENT UNDER       REPRESENTED       FOOT OF NET
   YEAR OF LEASE        EXPIRING             LEASES              BY EXPIRING         EXPIRING        BY EXPIRING      RENTABLE AREA
    EXPIRATION           LEASES          (SQUARE FEET)              LEASES          LEASES(1)           LEASES          EXPIRING(1)
-------------------   -------------      --------------         --------------    --------------    --------------    --------------
       2002                    17                 53,797(2)(3)            3.1%       $ 1,664,541             3.6%          $  30.94
       2003                    33                249,460(4)(5)           14.4          6,226,323            13.6              24.96
       2004                    19                349,919                 20.2          8,518,887            18.6              24.35
       2005                    25                529,901                 30.6         13,812,528            30.1              26.07
       2006                    16                320,394                 18.5          9,233,495            20.1              28.82
       2007                    10                 84,278                  4.9          2,432,875             5.3              28.87
       2008                     7                 78,902                  4.6          2,321,594             5.1              29.42
       2009                     2                 29,935                  1.7            833,259             1.8              27.84
       2010                     1                  1,387                  0.1             31,665             0.1              22.83
       2011                    --                     --                  0.0                 --             0.0                 --
2012 and thereafter             1                 33,315                  1.9            834,248             1.7              25.04
                       ----------       ----------------         ------------     --------------    ------------         ----------
                              131              1,731,288                100.0%       $45,909,415           100.0%          $  26.52
                       ==========       ================         ============     ==============    ============         ==========

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2)      Expirations by quarter are as follows: Q4: 53,797 sf.

(3) As of September 30, 2002 leases have been signed for 5,057 net rentable square feet (representing approximately 9% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2002.

(4)      Expirations by quarter are as follows: Q1: 93,914 sf Q2: 59,276 sf Q3:
         76,759 sf Q4: 19,511 sf.

(5) As of September 30, 2002 leases have been signed for 31,762 net rentable square feet (representing approximately 13% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2003.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


OTHER OFFICE PROPERTIES

                                                                                                  PERCENTAGE
                                       NET RENTABLE           PERCENTAGE OF                        TOTAL OF       ANNUAL FULL-
                                           AREA                 LEASED NET          ANNUAL        ANNUAL FULL-    SERVICE RENT
                       NUMBER OF        REPRESENTED           RENTABLE AREA      FULL-SERVICE    SERVICE RENT      PER SQUARE
                     TENANTS WITH       BY EXPIRING           REPRESENTED         RENT UNDER      REPRESENTED      FOOT OF NET
    YEAR OF LEASE      EXPIRING            LEASES             BY EXPIRING          EXPIRING       BY EXPIRING     RENTABLE AREA
     EXPIRATION         LEASES         (SQUARE FEET)             LEASES            LEASES(1)         LEASES        EXPIRING(1)
-------------------  ------------      -------------------    ---------------   ---------------  --------------   -------------
2002                         35              176,929(2)(3)               5.7%   $    3,604,746             4.7%     $   20.37
2003                         59              375,965(4)(5)              12.0         8,341,811            10.9          22.19
2004                         50              493,183                    15.8        12,925,742            16.8          26.21
2005                         43              251,907                     8.1         6,582,618             8.6          26.13
2006                         46              333,691                    10.7         8,124,617            10.6          24.35
2007                         31              241,618                     7.7         6,098,637             7.9          25.24
2008                         10               71,799                     2.3         1,801,120             2.3          25.09
2009                          7              213,161                     6.8         5,481,940             7.1          25.72
2010                          5              180,377                     5.8         5,435,333             7.1          30.13
2011                          6              112,163                     3.6         4,124,237             5.4          36.77
2012 and thereafter          12              674,898                    21.5        14,330,938            18.6          21.23
                        -------          -----------          --------------    --------------   -------------      ---------
                            304            3,125,691                   100.0%   $   76,851,739           100.0%     $   24.59
                        =======          ===========          ==============    ==============   =============      =========

(1) Calculated based on base rent payable under the lease for net rentable square feet expiring, without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP and including adjustments for expenses payable by or reimbursable from tenants based on current expense levels.

(2)      Expirations by quarter are as follows: Q4: 176,929 sf.

(3) As of September 30, 2002 leases have been signed for 96,679 net rentable square feet (representing approximately 55% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2002.

(4)      Expirations by quarter are as follows: Q1: 182,728 sf Q2: 52,557 sf Q3:
         58,222 sf Q4: 82,458 sf.

(5) As of September 30, 2002 leases have been signed for 59,880 net rentable square feet (representing approximately 16% of expiring square footage and including renewed leases and leasing of previously vacant space) commencing in 2003.

     The following table shows, as of September 30, 2002, the principal businesses conducted by the customers at the Company's Office Properties, based on information supplied to the Company from the customers.

           INDUSTRY SECTOR              LEASED SQ. FT.
--------------------------------------  --------------
Professional Services(1)                          28%
Energy(2)                                         20
Financial Services(3)                             19
Telecommunications                                 7
Technology                                         7
Other(4)                                           5
Manufacturing                                      4
Food Service                                       3
Government                                         3
Retail                                             2
Medical                                            2
                                         -----------
TOTAL LEASED                                     100%
                                         ===========
Average square foot per customer              14,767
                                         ===========

(1) Includes legal, accounting, engineering, architectural and advertising services.

(2)      Includes oil and gas and utility companies.

(3)      Includes banking, title and insurance and investment services.

(4) Includes construction, real estate, transportation and other industries.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


HISTORICAL OFFICE PROPERTY CAPITAL EXPENDITURES, TENANT IMPROVEMENT AND LEASING COSTS

         The following table sets forth non-incremental revenue generating and incremental revenue generating capital expenditures (excluding those expenditures which are recoverable from tenants) and tenant improvement and leasing costs for the nine months ended September 30, 2002 and the year ended December 31, 2001. Tenant improvement and leasing costs for signed leases during a particular period do not necessarily equal the cash paid for the tenant improvement and leasing costs during such period due to timing of payments.

                                                     NINE MONTHS ENDED        YEAR ENDED
                                                     SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                    -------------------- --------------------
NON-INCREMENTAL REVENUE GENERATING
CAPITAL EXPENDITURES:(1)(2)
     Capital Expenditures (in thousands)             $            8,996     $         15,672
     Per Square Foot                                 $             0.35     $           0.58
 TENANT IMPROVEMENT AND LEASING COSTS:(3)(4)(6)
     Replacement Tenant Square Feet                             658,764            1,099,868
     Renewal Tenant Square Feet                               1,506,651              790,203
     Tenant Improvement Costs (in thousands)         $           21,286     $         12,154
     Per square foot leased                          $             9.83     $           6.43
     Tenant Leasing Costs (in thousands)             $           13,036     $          7,238
     Per Square Foot Leased                          $             6.02     $           3.83
     Total (in thousands)                            $           34,322     $         19,392
       Total Per Square Foot                                      15.85                10.26
       Average Lease Term                                     6.8 years            5.2 years
       Total Per Square Foot Per Year                $             2.33     $           1.97

                                                    NINE MONTHS ENDED        YEAR ENDED
                                                    SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                   --------------------  --------------------
INCREMENTAL REVENUE GENERATING
CAPITAL EXPENDITURES:(1)(2)
     Capital Expenditures (in thousands)             $           2,874      $         10,849
     Per Square Foot                                 $            0.11      $           0.40
TENANT IMPROVEMENT AND LEASING COSTS:(3)(5)(6)
     New Tenant Square Feet                                    348,623               372,857
     Expansion Tenant Square Feet                              168,600               371,656
     Tenant Improvement Costs (in thousands)         $           5,272      $         10,877
     Per square foot leased                          $           10.19      $          14.61
     Tenant Leasing Costs (in thousands)             $           2,896      $          4,623
     Per square foot leased                          $            5.60      $           6.21
     Total (in thousands)                            $           8,168      $         15,501
       Total Per Square Foot                         $           15.79      $          20.82
       Average Lease Term                                    5.5 years             5.8 years
       Total Per Square Foot Per Year                $            2.87      $           3.59

----------

(1) Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to be made in the Company's Office Property portfolio. The Company maintains an active preventive maintenance program in order to minimize required capital improvements. In addition, certain improvement costs are recoverable from tenants.

(2)      Enhancements/Additions to building infrastructure.

(3) Represents 100% of committed Tenant Improvements and Leasing Costs related to each tenant without regard to the Company's ownership in the building.

(4) Non-Incremental Revenue Generating Tenant Improvements and Leasing Costs exclude temporary leases and leases whose commencement dates are more than 12 months from the current quarter end.

(5) Incremental Revenue Generating Tenant Improvements and Leasing Costs are comprised of signed leases on Office Property square footage that has not contributed to Office Property in the preceding two quarters.

(6) Tenant improvement and leasing costs also may fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease (new, renewal, or replacement tenant), the involvement of external leasing agents and overall competitive market conditions. Management believes that future recurring tenant improvements and leasing costs for the Company's existing Office Properties will approximate on average for "renewal tenants," $6.00 to $8.00 per square foot, or $1.20 to $1.60 per square foot per year based on average five-year lease term, and, on average for "replacement tenants," $12.00 to $14.00 per square foot, or $2.40 to $2.80 per square foot per year based on an average five-year lease term, and, on average for "new and expansion tenants," $16.00 to $20.00 per square foot, or $3.20 to $4.00 per square foot per year based on an average five-year lease term.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


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

Same-Store Analysis

         As of September 30, 2002, the Company owned nine Resort/Hotel Properties. The following table shows same-store net operating income, weighted average occupancy, average daily rate and revenue per available room/guest night for the nine Resort/Hotel Properties for the three and nine months ended September 30, 2002 and 2001.

                                     Resorts

                                             THREE MONTHS ENDED SEPTEMBER 30                   NINE MONTHS ENDED SEPTEMBER 30,
                                   ---------------------------------------------------  --------------------------------------------

                                                                   PERCENTAGE/POINT                                 PERCENTAGE/POINT
                                       2002            2001        INCREASE (DECREASE)       2002           2001       DECREASE
                                   ------------    ------------    -------------------  ------------    ----------- ----------------
Same-Store NOI (in thousands)      $      6,185    $      7,085             (13)%       $     22,707    $    24,938      (9)%
Weighted Average Occupancy                   74%             72%              2pts                71%            72%     (1)pts
Average Daily Rate                 $        417    $        418              --%        $        463    $       469      (1)%
Revenue per Available Room/Guest
Night                              $        301    $        294               2%        $        319    $       331      (4)%

                              Business-Class Hotels

                                             THREE MONTHS ENDED SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
                                   ---------------------------------------------------  --------------------------------------------

                                                                   PERCENTAGE/POINT                                 PERCENTAGE/POINT
                                       2002            2001        INCREASE (DECREASE)       2002           2001       DECREASE
                                   ------------    ------------    -------------------  ------------    ----------- ----------------
Same-Store NOI (in thousands)           $3,714       $3,672               1%               $13,676        $14,111           (3)%
Weighted Average Occupancy                  73%          72%              1pts                  71%            72%          (1)pts
Average Daily Rate                      $  109       $  111              (2)%              $   114        $   118           (3)%
Revenue per Available Room              $   79       $   80              (1)%              $    81        $    85           (5)%

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         Properties

         The following table shows certain information for the nine months ended September 30, 2002, and 2001, with respect to the Company's Resort/Hotel Properties. The information for the Resort/Hotel properties is based on available rooms, except for Canyon Ranch - Tucson and Canyon Ranch - Lenox, which measure their performance based on available guest nights.

                                                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            ---------------------------------------

                                                                                                 AVERAGE                AVERAGE
                                                                                                OCCUPANCY                DAILY
                                                                       YEAR                        RATE                   RATE
                                                                    COMPLETED/               -----------------        -------------
RESORT/HOTEL PROPERTY(1)                               LOCATION     RENOVATED   ROOMS        2002        2001         2002     2001
------------------------                               --------     ----------  ------       -----       -----        ----     ----

  UPSCALE BUSINESS CLASS HOTELS:
    Denver Marriott City Center                      Denver, CO    1982/1994/2002  613          77%         81%       $119     $124
    Hyatt Regency Albuquerque                        Albuquerque, NM   1990        395          73          70         106      106
    Omni Austin Hotel                                Austin, TX        1986        375          70          69         117      126
    Renaissance Houston Hotel                        Houston, TX    1975/2000      388          62          65         111      113
                                                                                ------       -----       -----        ----     ----
         TOTAL/WEIGHTED AVERAGE                                                  1,771          71%         72%       $114     $118
                                                                                ======       =====       =====        ====     ====

  LUXURY RESORTS AND SPAS:
    Park Hyatt Beaver Creek Resort and Spa           Avon, CO          1989        275          61%         62%       $294     $290
    Sonoma Mission Inn & Spa                         Sonoma, CA    1927/1987/1997  228          63          63         268      299
    Ventana Inn & Spa                                Big Sur, CA   1975/1982/1988   62          73          75         394      423
                                                                                ------       -----       -----        ----     ----
         TOTAL/WEIGHTED AVERAGE                                                    565          63%         64%       $296     $311
                                                                                ======       =====       =====        ====     ====

                                                                                  GUEST
  DESTINATION FITNESS RESORTS AND SPAS:                                           NIGHTS
    Canyon Ranch-Tucson                              Tucson, AZ        1980        259(2)
    Canyon Ranch-Lenox                               Lenox, MA         1989        212(2)
                                                                                ------       -----       -----        ----     ----
         TOTAL/WEIGHTED AVERAGE                                                    471          80%         83%       $628     $621
                                                                                ======       =====       =====        ====     ====

  LUXURY AND DESTINATION FITNESS RESORTS COMBINED                                               71%         72%       $463     $469
                                                                                             =====       =====        ====     ====


         GRAND TOTAL/WEIGHTED AVERAGE FOR RESORT/HOTEL PROPERTIES                               71%         72%       $244     $249
                                                                                             =====       =====        ====     ====
                                                   FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,
                                                   --------------------
                                                       REVENUE
                                                          PER
                                                        AVAILABLE
                                                     ROOM/GUEST NIGHT
                                                     ----------------
RESORT/HOTEL PROPERTY(1)                              2002      2001
------------------------                              ----      ----

  UPSCALE BUSINESS CLASS HOTELS:
    Denver Marriott City Center                        $92      $100
    Hyatt Regency Albuquerque                           77        74
    Omni Austin Hotel                                   82        87
    Renaissance Houston Hotel                           69        74
                                                      ----      ----
         TOTAL/WEIGHTED AVERAGE                        $81       $85
                                                      ====      ====

  LUXURY RESORTS AND SPAS:
    Park Hyatt Beaver Creek Resort and Spa            $180      $178
    Sonoma Mission Inn & Spa                           169       188
    Ventana Inn & Spa                                  286       316
                                                      ----      ----
         TOTAL/WEIGHTED AVERAGE                       $187      $198
                                                      ====      ====


  DESTINATION FITNESS RESORTS AND SPAS:
    Canyon Ranch-Tucson
    Canyon Ranch-Lenox
                                                      ----      ----
         TOTAL/WEIGHTED AVERAGE                       $478      $490
                                                      ====      ====

  LUXURY AND DESTINATION FITNESS RESORTS COMBINED     $319      $331
                                                      ====      ====


         GRAND TOTAL/WEIGHTED AVERAGE FOR
                RESORT/HOTEL PROPERTIES               $172      $178
                                                      ====      ====

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

RESIDENTIAL DEVELOPMENT SEGMENT

Operating Information

         On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, pursuant to a strict foreclosure, substantially all of COPI's voting interests in three of the Residential Development Corporations: The Woodlands Land Company, Inc. ("TWLC"), Desert Mountain Development Corporation ("DMDC") and Crescent Resort Development, Inc. ("CRDI"). The Company fully consolidated the operations of the three Residential Development Corporations beginning on the date of the asset transfers.

         As of September 30, 2002, the Company owned or had economic interests in five Residential Development Corporations. The Residential Development Corporations in turn, through joint ventures or partnership arrangements, currently own interests in 21 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. (collectively "The Woodlands"), The Woodlands, Texas:

         The following table shows residential lot sales at an average price per lot and commercial land sales at an average price per acre.

                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                        ------------------------------------
                                                          2002                        2001
                                                        --------                    --------
Residential Lot Sales                                      306                        432
Average Sales Price per Lot                              $78,000                    $75,000
Commercial Land Sales                                    8 acres                    6 acres
Average Sales Price per Acre                            $384,000                    $381,000

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                        ------------------------------------
                                                          2002                        2001
                                                        --------                    --------
Residential Lot Sales                                      818                       1,296
Average Sales Price per Lot                              $69,000                    $77,000
Commercial Land Sales                                   60 acres                    83 acres
Average Sales Price per Acre                            $346,000                    $331,000

o Average sales price per lot decreased by $8,000, or 10%, due to fewer higher priced lots sold primarily from the Carlton Woods development in the nine months ended September 30, 2002, compared to the same period in 2001.

o Carlton Woods is The Woodlands' new upscale residential development. It is a gated community consisting of 491 lots located around a Jack Nicklaus signature golf course. As of September 30, 2002, 233 lots had been sold at prices ranging from $0.1 million to $2.2 million per lot, or an average price of $348,000 per lot. Additional phases within Carlton Woods are expected to be marketed to the public during the next two years.

o Future buildout of The Woodlands is estimated at approximately 12,264 residential lots and approximately 1,599 acres of commercial land, of which approximately 1,482 residential lots and 972 acres are currently in inventory.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Desert Mountain Properties Limited Partnership ("Desert Mountain"), Scottsdale,
Arizona:

         The following table shows residential lot sales at an average price per lot.

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                        ------------------------------------
                                                          2002                        2001
                                                        --------                    --------
Residential Lot Sales                                          6                          17
Average Sales Price per Lot(1)                          $831,000                    $470,000

 (1)  Includes equity golf membership.

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                        ------------------------------------
                                                          2002                        2001
                                                        --------                    --------
Residential Lot Sales                                         54                          59
Average Sales Price per Lot(1)                          $746,000                    $734,000

 (1)  Includes equity golf membership.

o Approved future buildout of Desert Mountain is estimated to be approximately 205 residential lots, of which approximately 120 are currently in inventory.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Crescent Resort Development, Inc., Beaver Creek, Colorado:

         The following table shows total active projects, residential lot and residential unit sales and average sales price per lot and unit.

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------------
                                                          2002                        2001
                                                      ------------                ------------
Active Projects                                            14                          13
Residential Lot Sales                                      30                          34
Residential Unit Sales:
     Townhome Sales                                         1                           1
     Single-Family Home Sales                              --                          --
     Condominium Sales                                     26                          10
     Residential Equivalent Timeshare Unit                  2                          --
Sales
Commercial Land Sales                                      --                          --
Average Sales Price per Residential Lot                 $108,000                    $86,000
Average Sales Price per Residential Unit              $1.0 million                $1.7 million
Average Sales Price per Residential Equivalent
  Timeshare Unit                                      $1.1 million                     --

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------------
                                                          2002                        2001
                                                      ------------                ------------
Active Projects                                            14                         13
Residential Lot Sales                                     189                        108
Residential Unit Sales:
     Townhome Sales                                         3                          9
     Single-Family Home Sales                              --                         --
     Condominium Sales                                    222                         22
     Residential Equivalent Timeshare Unit                 10                         --
Sales
Commercial Land Sales                                      --                         --
Average Sales Price per Residential Lot                  $68,000                    $64,000
Average Sales Price per Residential Unit                $669,000                  $1.6 million
Average Sales Price per Residential Equivalent
  Timeshare Unit                                      $1.2 million                    --

o Average sales price per unit decreased $0.9 million, or 56%, due to lower priced product mix sold in the nine months ended September 30, 2002, as compared to the same period in 2001.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Properties

         The following table shows certain information as of September 30, 2002, relating to the Residential Development Properties.

                                                                                                            TOTAL          TOTAL
                        RESIDENTIAL                                          RESIDENTIAL      TOTAL       LOTS/UNITS     LOTS/UNITS
     RESIDENTIAL        DEVELOPMENT                                          DEVELOPMENT      LOTS/       DEVELOPED       CLOSED
     DEVELOPMENT        PROPERTIES       TYPE OF                             CORPORATION'S    UNITS         SINCE          SINCE
   CORPORATION(1)          (RDP)         RDP(2)         LOCATION             OWNERSHIP %     PLANNED      INCEPTION      INCEPTION
   --------------          -----         ------         --------             -----------     -------      ---------      ---------
Desert Mountain       Desert Mountain         SF       Scottsdale,  AZ            93.0%        2,665          2,354        2,234
    Development                                                                           ----------     ----------      -------
    Corporation

The Woodlands         The Woodlands           SF       The Woodlands,  TX         42.5% (6)   37,554         26,772       25,290
                                                                                          ----------     ----------      -------
    Land Company,
    Inc.

Crescent              Bear Paw Lodge          CO       Avon, CO                   60.0%           53             53           53
    Resort            Eagle Ranch             SF       Eagle, CO                  60.0%        1,100(6)         535          484
    Development,      Main Street
    Inc.              Junction                CO       Breckenridge, CO           30.0%           36             36           30
                      Main Street
                      Station                 CO       Breckenridge, CO           30.0%           82             82           77
                      Main Street Station
                      Vacation Club           TS       Breckenridge, CO           30.0%           42             42           21
                      Riverbend               SF       Charlotte, NC              60.0%          650            205          205
                      Three Peaks
                      (Eagle's Nest)          SF       Silverthorne, CO           30.0%          391(6)         253          184
                      Park Place at
                      Riverfront              CO       Denver, CO                 64.0%           70(6)          70           64
                      Park Tower at
                      Riverfront              CO       Denver, CO                 64.0%           61(6)          61           49
                      Promenade Lofts
                      at Riverfront           CO       Denver, CO                 64.0%           66(6)          66           60
                      Cresta                TH/SFH     Edwards, CO                60.0%           25(6)          20           18
                      Snow Cloud              CO       Avon, CO                   64.0%           54             54           48
                      One Vendue Range        CO       Charleston, SC             62.0%           50(6)          --           --
                      Tahoe Mountain
                      Resorts            SF/CO/TH/TS   Tahoe, CA           57.0% - 71.2%          --(7)          --(7)        --(7)
                                                                                          ----------     ----------      -------
          TOTAL CRESCENT RESORT DEVELOPMENT , INC.                                             2,680          1,477        1,293
                                                                                          ----------     ----------      -------

Mira Vista            Mira Vista              SF       Fort Worth, TX            100.0%          740            740          707
    Development       The Highlands           SF       Breckenridge, CO           12.3%          750            503          456
    Corp.                                                                                 ----------     ----------      -------
          TOTAL MIRA VISTA DEVELOPMENT CORP.                                                   1,490          1,243        1,163
                                                                                          ----------     ----------      -------

Houston Area          Falcon Point            SF       Houston, TX               100.0%          510            364          326
    Development       Falcon Landing          SF       Houston, TX               100.0%          623            566          539
    Corp.             Spring Lakes            SF       Houston, TX               100.0%          520            338          303
                                                                                          ----------     ----------      -------

          TOTAL HOUSTON AREA DEVELOPMENT CORP.                                                 1,653          1,268        1,168
                                                                                          ----------     ----------      -------

              TOTAL                                                                           46,042         33,114       31,148
                                                                                          ==========     ==========      =======
                                                                             AVERAGE
                        RESIDENTIAL                                          CLOSED                   RANGE OF
     RESIDENTIAL        DEVELOPMENT                                        SALE PRICE                 PROPOSED
     DEVELOPMENT        PROPERTIES       TYPE OF                            PER LOT/                 SALE PRICES
   CORPORATION(1)          (RDP)         RDP(2)         LOCATION           UNIT($)(3)             PER LOT/UNIT($)(4)
   --------------          -----         ------         --------           ----------          ------------------------
Desert Mountain       Desert Mountain         SF       Scottsdale,  AZ       522,000            400,000 -  4,000,000(5)
    Development
    Corporation

The Woodlands         The Woodlands           SF       The Woodlands,  TX     58,000             16,000 -  2,160,000

    Land Company,
    Inc.

Crescent              Bear Paw Lodge          CO       Avon, CO            1,450,000            665,000 -  2,025,000
    Resort            Eagle Ranch             SF       Eagle, CO              80,000             50,000 -    150,000
    Development,      Main Street
    Inc.              Junction                CO       Breckenridge, CO      460,000            300,000 -    580,000
                      Main Street
                      Station                 CO       Breckenridge, CO      490,000            215,000 -  1,065,000
                      Main Street Station
                      Vacation Club           TS       Breckenridge, CO    1,129,000            380,000 -  4,600,000
                      Riverbend               SF       Charlotte, NC          30,000             25,000 -     38,000
                      Three Peaks
                      (Eagle's Nest)          SF       Silverthorne, CO      257,000            135,000 -    425,000
                      Park Place at
                      Riverfront              CO       Denver, CO            415,000            195,000 -  1,445,000
                      Park Tower at
                      Riverfront              CO       Denver, CO            640,000            180,000 -  2,100,000
                      Promenade Lofts
                      at Riverfront           CO       Denver, CO            426,000            180,000 -  2,100,000
                      Cresta                TH/SFH     Edwards, CO         1,874,000          1,230,000 -  3,434,000
                      Snow Cloud              CO       Avon, CO            1,714,000            840,000 -  4,545,000
                      One Vendue Range        CO       Charleston, SC            N/A            450,000 -  3,100,000
                      Tahoe Mountain
                      Resorts            SF/CO/TH/TS   Tahoe, CA                 N/A                N/A          N/A

          TOTAL CRESCENT RESORT DEVELOPMENT , INC.


Mira Vista            Mira Vista              SF       Fort Worth, TX         99,000             50,000 -    265,000
    Development       The Highlands           SF       Breckenridge, CO      193,000             55,000 -    625,000
    Corp.
          TOTAL MIRA VISTA DEVELOPMENT CORP.


Houston Area          Falcon Point            SF       Houston, TX            42,000             28,000 -     52,000
    Development       Falcon Landing          SF       Houston, TX            21,000             20,000 -     26,000
    Corp.             Spring Lakes            SF       Houston, TX            31,000             35,000 -     50,000


          TOTAL HOUSTON AREA DEVELOPMENT CORP.


              TOTAL


(1) As of December 31, 2001, the Company had an approximately 95%, 95%, 90%, 94%, and 94% ownership interest in Desert Mountain Development Corporation, The Woodlands Land Company, Inc., Crescent Resort Development, Inc., Mira Vista Development Corp. and Houston Area Development Corp., respectively, through ownership of non-voting common stock in each of these Residential Development Corporations. On February 14, 2002, the Company executed an agreement with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's ownership interests, representing substantially all of the voting stock, in Desert Mountain Development Corporation, The Woodlands Land Company, Inc. and Crescent Resort Development, Inc.

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); SFH (Single-Family Homes) and TS (Timeshare Equivalent Units).

(3)      Based on lots/units close during the Company's ownership period.

(4)      Based on existing inventory of developed lots and lots to be developed.

(5) Includes golf membership, which as of September 30, 2002, is $0.2 million.

(6) As of September 30, 2002, 65 golf course lots were under contract at Eagle Ranch representing $4.6 million in sales; one unit was under contract at Park Place at Riverfront representing $0.2 million in sales; three units were under contract at Park Tower at Riverfront representing $2.4 million in sales; two units were under contract at Promenade Lofts representing $0.8 million in sales; one unit was under contract at Cresta representing $2.6 million in sales; four lots were under contract at Three Peaks representing $1.2 million in sales and 45 units were under contract at One Vendue Range representing $53.9 million in sales.

(7) This project is in the early stages of development, and this information is not available as of September 30, 2002.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

Operating Information

         As of September 30, 2002, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties, with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space.

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

         AmeriCold Logistics deferred $20.6 million of the total $102.4 million of rent payable for the nine months ended September 30, 2002. The Company's share of the deferred rent was $8.2 million. The Company recognizes rental income when earned and collected and has not recognized the $8.2 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the nine months ended September 30, 2002.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


         The following table shows the total, and the Company's portion of, deferred rent and valuation allowance at December 31, 2001 and for the nine months ended September 30, 2002.

(in millions)

                                                                         VALUATION
                                        DEFERRED RENT                    ALLOWANCE
                               -----------------------------   -----------------------------
                                                 COMPANY'S                       COMPANY'S
                                  TOTAL           PORTION          TOTAL          PORTION
                               -------------   -------------   -------------   -------------
Balance at December 31, 2001   $        10.1   $         3.9   $          --   $          --
For the nine months ended
   September 30, 2002                   20.6             8.2            20.6             8.2
                               -------------   -------------   -------------   -------------
Total                          $        30.7   $        12.1   $        20.6   $         8.2
                               =============   =============   =============   =============

Properties

         The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of September 30, 2002:

                                 TOTAL CUBIC        TOTAL                                         TOTAL CUBIC       TOTAL
                  NUMBER OF        FOOTAGE         SQUARE FEET                      NUMBER OF        FOOTAGE      SQUARE FEET
     STATE       PROPERTIES(1)  (IN MILLIONS)     (IN MILLIONS)        STATE       PROPERTIES(1)  (IN MILLIONS)  (IN MILLIONS)
     -----       -------------  -------------     -------------    --------------  -------------  -------------  -------------
Alabama                     4              10.7           0.3      Missouri(2)           2              46.8           2.8
Arizona                     1               2.9           0.1      Nebraska              2               4.4           0.2
Arkansas                    6              33.1           1.0      New York              1              11.8           0.4
California                  8              24.9           0.9      North Carolina        3              10.0           0.4
Colorado                    1               2.8           0.1      Ohio                  1               5.5           0.2
Florida                     5               7.5           0.3      Oklahoma              2               2.1           0.1
Georgia                     8              49.5           1.7      Oregon                6              40.4           1.7
Idaho                       2              18.7           0.8      Pennsylvania          2              27.4           0.9
Illinois                    2              11.6           0.4      South Carolina        1               1.6           0.1
Indiana                     1               9.1           0.3      South Dakota          1               2.9           0.1
Iowa                        2              12.5           0.5      Tennessee             3              10.6           0.4
Kansas                      2               5.0           0.2      Texas                 2               6.6           0.2
Kentucky                    1               2.7           0.1      Utah                  1               8.6           0.4
Maine                       1               1.8           0.2      Virginia              2               8.7           0.3
Massachusetts               5              10.5           0.5      Washington            6              28.7           1.1
Mississippi                 1               4.7           0.2      Wisconsin             3              17.4           0.6
                                                                                   --------    --------------   -----------

                                                                   TOTAL                88(3)          441.5(3)       17.5(3)
                                                                                   ========    ==============   ===========

----------

(1) As of September 30, 2002, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties. The business operations associated with the Temperature-Controlled Logistics Properties are owned by AmeriCold Logistics, in which the Company has no interest. The Temperature-Controlled Logistics Corporation is entitled to receive lease payments from AmeriCold Logistics.

(2) Includes an underground storage facility, with approximately 33.1 million cubic feet.

(3) As of September 30, 2002, AmeriCold Logistics operated 101 temperature-controlled logistics properties with an aggregate of approximately 537.9 million cubic feet (20.6 million square feet).

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's use of financial instruments, such as debt instruments, subject the Company to market risk which may affect the Company's future earnings and cash flows as well as the fair value of its assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. The Company manages its market risk by attempting to match anticipated inflow of cash from its operating, investing and financing activities with anticipated outflow of cash to fund debt payments, distributions to shareholders, investments, capital expenditures and other cash requirements. The Company also enters into derivative financial instruments such as interest rate swaps to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt.

         The following discussion of market risk is based solely on hypothetical changes in interest rates related to the Company's variable rate debt. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.

INTEREST RATE RISK

         The Company's interest rate risk is most sensitive to fluctuations in interest rates on its short-term variable rate debt. The Company had total outstanding debt of approximately $2.4 billion at September 30, 2002, of which approximately $225.8 million, or approximately 9.4%, was unhedged variable rate debt. The weighted average interest rate on such variable rate debt was 4.00% as of September 30, 2002. A 10% (40.0 basis point) increase in the weighted average interest rate on such variable rate debt would result in an annual decrease in net income and cash flows of approximately $0.9 million based on the unhedged variable rate debt outstanding as of September 30, 2002, as a result of the increased interest expense associated with the change in rate. Conversely, a 10% (40.0 basis point) decrease in the weighted average interest rate on such unhedged variable rate debt would result in an annual increase in net income and cash flows of approximately $0.9 million based on the unhedged variable rate debt outstanding as of September 30, 2002, as a result of the decreased interest expense associated with the change in rate.

CASH FLOW HEDGES

         The Company uses derivative financial instruments to convert a portion of its variable rate debt to fixed-rate debt and to manage its fixed to variable rate debt ratio. A description of these derivative financial instruments is contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Flow Hedges" and is incorporated by reference into this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and its Chief Financial and Accounting Officer concluded that the Company's disclosure controls and procedures were effective.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  During the nine months ended September 30, 2002, Crescent Equities issued an aggregate of 106,574 common shares to holders of Operating Partnership units in exchange for 53,287 units. The issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Crescent Equities has registered the resale of such common shares under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

          The exhibits required by this item are set forth on the Exhibit Index attached hereto.

     (b)  Reports on Form 8-K

          Not Applicable

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CRESCENT REAL ESTATE EQUITIES COMPANY
                                                 (Registrant)

                                       By  /s/ John C. Goff
                                           ------------------------------------
                                           John C. Goff
         Date:  November 14, 2002          Vice-Chairman of the Board and Chief
                                           Executive Officer



                                       By  /s/ Jerry R. Crenshaw, Jr
                                           ------------------------------------
                                           Jerry R. Crenshaw, Jr.
                                           Executive Vice President and Chief
                                           Financial Officer
         Date:  November 14, 2002          (Principal Financial and Accounting
                                            Officer)

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                                 CERTIFICATIONS

         I, John C. Goff, the Chief Executive Officer of Crescent Real Estate Equities Company, hereby certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Crescent Real Estate Equities Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of trust managers (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

                                           /s/ John C. Goff
                                           --------------------------------
                                           Name:    John C. Goff
                                           Title:   Chief Executive Officer

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, John C. Goff, the Chief Executive Officer of Crescent Real Estate Equities Company (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    November 14, 2002                /s/ John C. Goff
                                        --------------------------------------
                                              John C. Goff
                                              Chief Executive Officer

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


                                 CERTIFICATIONS

         I, Jerry R. Crenshaw, Jr., the Executive Vice President and Chief Financial and Accounting Officer of Crescent Real Estate Equities Company, hereby certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Crescent Real Estate Equities Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of trust managers (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

                                      /s/ Jerry R. Crenshaw, Jr.
                                      -----------------------------------------
                                          Jerry R. Crenshaw, Jr.
                                          Executive Vice President and Chief
                                          Financial and Accounting Officer

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Jerry R. Crenshaw, Jr., the Executive Vice President and Chief Financial and Accounting Officer of Crescent Real Estate Equities Company (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:      November 14, 2002                       /s/ Jerry R. Crenshaw, Jr.
                                              ---------------------------------
                                              Jerry R. Crenshaw, Jr.
                                              Executive Vice President and Chief
                                              Financial and Accounting Officer

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


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

         4.05     Statement of Designation of 9.50% Series B Cumulative
                  Redeemable Preferred Shares of Crescent Real Estate Equities
                  Company dated May 13, 2002 (filed as Exhibit No. 2 to the
                  Registrant's Form 8-A dated May 14, 2002 (the "Form 8-A"), and incorporated herein by reference)

         4.06     Form of Certificate of 9.50% Series B Cumulative Redeemable
                  Preferred Shares of Crescent Real Estate Equities Company
                  (filed as Exhibit No. 4 to the Form 8-A and incorporated herein by reference)

        *4 Pursuant to Regulation S-K Item 601(b)(4)(iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrant
