Form 10-Q
period 2003-03-31
CRESCENT REAL ESTATE EQUITIES CO
filed 2003-05-09
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2003
                           COMMISSION FILE NO. 1-13038


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

                               YES [X]     NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                               YES [X]     NO [ ]

Number of shares outstanding of each of the registrant's classes of preferred and common shares, as of May 5, 2003.

     Series A Convertible Cumulative Preferred Shares, par value $0.01 per share:          10,800,000
     Series B Cumulative Redeemable Preferred Shares, par value $0.01 per share:            3,400,000
     Common Shares, par value $0.01 per share:                                             99,171,182

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                                                         PAGE
PART I:           FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002
           (audited).............................................................................        3

           Consolidated Statements of Operations for the three months ended March
           31, 2003 and 2002 (unaudited).........................................................        4

           Consolidated Statements of Shareholders' Equity for the three months ended
           March 31, 2003 (unaudited)............................................................        5

           Consolidated Statements of Cash Flows for the three months ended March 31, 2003
           and 2002 (unaudited)..................................................................        6

           Notes to Consolidated Financial Statements............................................        7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       34

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................       56

Item 4.    Controls and Procedures...............................................................       56

PART II:          OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.............................................       56

Item 6.    Exhibits and Reports on Form 8-K......................................................       56

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                 MARCH 31,      DECEMBER 31,
                                                                                   2003             2002
                                                                               -------------    -------------
                                                                                (UNAUDITED)       (AUDITED)
ASSETS:
 Investments in real estate:
     Land                                                                      $     314,828    $     304,319
     Land held for investment or development                                         454,948          447,778
     Building and improvements                                                     2,914,577        2,901,107
     Furniture, fixtures and equipment                                               117,460          114,715
     Properties held for disposition, net                                             45,625           63,270
     Less -  accumulated depreciation                                               (763,193)        (732,353)
                                                                               -------------    -------------
             Net investment in real estate                                     $   3,084,245    $   3,098,836

     Cash and cash equivalents                                                 $      75,795    $      78,444
     Restricted cash and cash equivalents                                             87,923          105,786
     Accounts receivable, net                                                         43,993           42,046
     Deferred rent receivable                                                         61,790           60,973
     Investments in real estate mortgages and equity
       of unconsolidated companies                                                   549,126          562,643
     Notes receivable, net                                                            98,776          115,494
     Income tax asset-current and deferred, net                                       42,287           39,709
     Other assets, net                                                               179,679          184,468
                                                                               -------------    -------------
               Total assets                                                    $   4,223,614    $   4,288,399
                                                                               =============    =============


LIABILITIES:
     Borrowings under Credit Facility                                          $     285,000    $     164,000
     Notes payable                                                                 2,159,293        2,218,910
     Accounts payable, accrued expenses and other liabilities                        319,926          375,902
                                                                               -------------    -------------
              Total liabilities                                                $   2,764,219    $   2,758,812
                                                                               -------------    -------------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
     Operating partnership, 8,875,044 and 8,878,342 units, at March 31, 2003
     and December 31, 2002, respectively                                       $     121,842    $     130,802
     Consolidated real estate partnerships                                            39,495           43,972
                                                                               -------------    -------------
              Total minority interests                                         $     161,337    $     174,774
                                                                               -------------    -------------

SHAREHOLDERS' EQUITY:
     Preferred shares, $0.01 par value, authorized 100,000,000 shares:
     Series A Convertible Cumulative Preferred Shares,
         liquidation preference of $25.00 per share,
         10,800,000 shares issued and outstanding
         at March 31, 2003 and December 31, 2002                               $     248,160    $     248,160
     Series B Cumulative Preferred Shares,
         liquidation preference of $25.00 per share,
         3,400,000 shares issued and outstanding
         at March 31, 2003 and December 31, 2002                                      81,923           81,923
     Common shares, $0.01 par value, authorized 250,000,000 shares,
         124,291,267 and 124,280,867 shares issued and outstanding
         at March 31, 2003 and December 31, 2002, respectively                         1,236            1,236
     Additional paid-in capital                                                    2,243,416        2,243,419
     Deferred compensation on restricted shares                                       (5,253)          (5,253)
     Accumulated deficit                                                            (784,604)        (728,060)
     Accumulated other comprehensive income                                          (26,637)         (27,252)
                                                                               -------------    -------------
                                                                               $   1,758,241    $   1,814,173
     Less - shares held in treasury, at cost, 25,123,759 and 25,068,759
         common shares at March 31, 2003 and December 31, 2002, respectively        (460,183)        (459,360)
                                                                               -------------    -------------
              Total shareholders' equity                                       $   1,298,058    $   1,354,813
                                                                               -------------    -------------

              Total liabilities and shareholders' equity                       $   4,223,614    $   4,288,399
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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)


                                                                                            FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                      ------------------------------
                                                                                          2003              2002
                                                                                      -------------    -------------
                                                                                                (UNAUDITED)
REVENUE:
    Office Property                                                                   $     128,682    $     139,589
    Resort/Hotel Property                                                                    63,721           38,524
    Residential Development Property                                                         35,365           38,750
    Interest and other income                                                                 1,668            2,226
                                                                                      -------------    -------------
           Total revenue                                                                    229,436          219,089
                                                                                      -------------    -------------

EXPENSE:
    Office Property real estate taxes                                                        18,148           20,489
    Office Property operating expenses                                                       42,907           43,159
    Resort/Hotel Property expense                                                            49,740           23,890
    Residential Development Property expense                                                 32,929           36,818
    Corporate general and administrative                                                      6,415            6,392
    Interest expense                                                                         43,233           42,272
    Amortization of deferred financing costs                                                  2,424            2,320
    Depreciation and amortization                                                            38,772           32,640
    Other expenses                                                                              127               --
                                                                                      -------------    -------------
           Total expense                                                                    234,695          207,980
                                                                                      -------------    -------------

           Operating (loss) income                                                           (5,259)          11,109
                                                                                      -------------    -------------

OTHER INCOME AND EXPENSE:
    Equity in net income (loss) of unconsolidated
     companies:
           Office Properties                                                                  1,458            1,310
           Resort/Hotel Properties                                                              743               --
           Residential Development Properties                                                   970           12,483
           Temperature-Controlled Logistics Properties                                        1,507             (310)
           Other                                                                             (1,029)          (4,061)
                                                                                      -------------    -------------
    Total equity in net income (loss) of unconsolidated companies                             3,649            9,422
                                                                                      -------------    -------------


    Gain on property sales, net                                                                  52               --
                                                                                      -------------    -------------
           Total other income and expense                                                     3,701            9,422
                                                                                      -------------    -------------

(LOSS) INCOME BEFORE MINORITY INTERESTS, INCOME TAXES,
    DISCONTINUED OPERATIONS, AND CUMULATIVE EFFECT OF
    A CHANGE IN ACCOUNTING PRINCIPLE                                                         (1,558)          20,531
           Minority interests                                                                   799           (7,010)
           Income tax benefit                                                                 2,515            5,380
                                                                                      -------------    -------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE
    EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                                1,756           18,901
           Discontinued operations - income (loss) on assets sold and held for sale             171            2,144
           Discontinued operations - (loss) gain on assets sold and held for sale           (14,682)           2,088
           Cumulative effect of a change in accounting principle                                 --           (9,172)
                                                                                      -------------    -------------

NET (LOSS) INCOME                                                                           (12,755)          13,961

Series A Preferred Share distributions                                                       (4,556)          (3,375)
Series B Preferred Share distributions                                                       (2,019)              --
                                                                                      -------------    -------------

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS                                    $     (19,330)   $      10,586
                                                                                      =============    =============


BASIC EARNINGS PER SHARE DATA:
    Net (loss) income before discontinued operations and cumulative effect
         of a change in accounting principle                                          $       (0.04)   $        0.15
    Discontinued operations - income (loss) on assets sold and held for sale                     --             0.02
    Discontinued operations - (loss) gain on assets sold and held for sale                    (0.15)            0.02
    Cumulative effect of a change in accounting principle                                        --            (0.09)
                                                                                      -------------    -------------

    Net (loss) income - basic                                                         $       (0.19)   $        0.10
                                                                                      =============    =============

DILUTED EARNINGS PER SHARE DATA:
    Net (loss) income before discontinued operations and cumulative effect
         of a change in accounting principle                                          $       (0.04)   $        0.15
    Discontinued operations - income (loss) on assets sold and held for sale                     --             0.02
    Discontinued operations - (loss) gain on assets sold and held for sale                    (0.15)            0.02
    Cumulative effect of a change in accounting principle                                        --            (0.09)
                                                                                      -------------    -------------

    Net (loss) income - diluted                                                       $       (0.19)   $        0.10
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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)
                                   (unaudited)


                                            Series A                   Series B
                                        Preferred Shares           Preferred Shares            Treasury Shares
                                   -------------------------   -------------------------   -------------------------
                                      Shares      Net Value       Shares      Net Value       Shares      Net Value
                                   -----------   -----------   -----------   -----------   -----------   -----------
SHAREHOLDERS' EQUITY,
    December 31, 2002               10,800,000   $   248,160     3,400,000   $    81,923    25,068,759   $  (459,360)

Issuance of Common Shares                   --            --            --            --            --            --

Exercise of Common Share Options            --            --            --            --            --            --

Accretion of Discount on
    Employee Stock Option Notes             --            --            --            --            --            --

Issuance of Shares in
   Exchange for Operating
   Partnership Units                        --            --            --            --            --            --

Share Purchase under
   Compensation Plan                        --            --            --            --        55,000          (823)

Dividends Paid                              --            --            --            --            --            --

Net Income                                  --            --            --            --            --            --

Unrealized Loss on
   Marketable Securities                    --            --            --            --            --            --

Unrealized Net Gain on
   Cash Flow Hedges                         --            --            --            --            --            --
                                   -----------   -----------   -----------   -----------   -----------   -----------

SHAREHOLDERS' EQUITY,
   March 31, 2003                   10,800,000   $   248,160   3,400,000 $        81,923    25,123,759   $  (460,183)
                                   ===========   ===========   ===========   ===========   ===========   ===========


                                                                             Deferred                   Accumulated
                                        Common Shares          Additional   Compensation                   Other
                                   -------------------------    Paid-in    on Restricted   Accumulated Comprehensive
                                      Shares      Par Value     Capital        Shares       (Deficit)      Income        Total
                                   -----------   -----------  -----------  -------------   ----------- -------------  -----------
SHAREHOLDERS' EQUITY,
    December 31, 2002              124,280,867   $     1,236  $ 2,243,419   $    (5,253)   $  (728,060) $   (27,252)  $ 1,354,813

Issuance of Common Shares                3,804            --           62            --             --           --            62

Exercise of Common Share Options            --            --           (9)           --             --           --            (9)

Accretion of Discount on
    Employee Stock Option Notes             --            --          (63)           --             --           --           (63)

Issuance of Shares in
   Exchange for Operating
   Partnership Units                     6,596            --            7            --             --           --             7

Share Purchase under
   Compensation Plan                        --            --           --            --             --           --          (823)

Dividends Paid                              --            --           --            --        (37,214)          --       (37,214)

Net Income                                  --            --           --            --        (19,330)          --       (19,330)

Unrealized Loss on
   Marketable Securities                    --            --           --            --             --         (601)         (601)

Unrealized Net Gain on
   Cash Flow Hedges                         --            --           --            --             --        1,216         1,216
                                   -----------   -----------  -----------   -----------    -----------  -----------   -----------

SHAREHOLDERS' EQUITY,
   March 31, 2003                  124,291,267   $     1,236  $ 2,243,416   $    (5,253)   $  (784,604) $   (26,637)  $ 1,298,058
                                   ===========   ===========  ===========   ===========    ===========  ===========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                        ------------------------------------
                                                                                              2003               2002
                                                                                        ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                         $     (12,755)   $      13,961
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
        Depreciation and amortization                                                            41,196           34,960
        Residential Development cost of sales                                                    13,591           32,342
        Residential Development capital expenditures                                            (23,728)         (21,092)
        Discontinued operations                                                                  15,167             (136)
        Gain on property sales, net                                                                 (52)              --
        Minority interests                                                                         (799)           7,010
        Cumulative effect of a change in accounting principle                                        --            9,172
        Non-cash compensation                                                                        62               37
        Distributions received in excess of earnings from
          unconsolidated companies:
           Office Properties                                                                         --              894
           Other                                                                                    926            4,083
        Equity in (earnings) loss net of distributions received from unconsolidated companies:
           Office Properties                                                                       (893)              --
           Residential Development Properties                                                      (936)          (5,315)
           Temperature-Controlled Logistics Properties                                           (1,507)            (385)
           Resort/Hotel Properties                                                                 (743)              --

Change in assets and liabilities, net of effects of DBL consolidation/COPI transaction:
        Restricted cash and cash equivalents                                                     19,204           27,495
        Accounts receivable                                                                       1,063             (801)
        Deferred rent receivable                                                                   (817)             523
        Income tax asset-current and deferred                                                    (2,578)          (6,022)
        Other assets                                                                              1,838            3,313
        Accounts payable, accrued expenses and
          other liabilities                                                                     (68,482)         (80,489)
                                                                                          -------------    -------------
            Net cash (used in) provided by operating activities                                 (20,243)          19,550
                                                                                          -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Net cash impact of DBL consolidation/COPI transaction                                    11,374           38,226
        Proceeds from property sales                                                              1,116           11,878
        Acquisition of rental properties                                                         (2,000)          (8,410)
        Development of investment properties                                                       (522)            (637)
        Property improvements - Office Properties                                                (2,211)          (3,735)
        Property improvements - Resort/Hotel Properties                                          (2,404)          (5,760)
        Tenant improvement and leasing costs - Office Properties                                (12,456)          (8,347)
        (Increase) decrease in restricted cash and cash equivalents                              (1,341)           9,752
        Return of investment in unconsolidated companies:
            Office Properties                                                                       287              376
            Residential Development Properties                                                       --            7,173
            Other                                                                                 4,753               --
        Investment in unconsolidated companies:
            Office Properties                                                                       (52)              --
            Residential Development Properties                                                   (1,038)         (14,203)
            Temperature-Controlled Logistics Properties                                            (828)              --
            Resort/Hotel Properties                                                                  (2)              --
        Decrease (increase) in notes receivable                                                  16,743           (1,421)
                                                                                          -------------    -------------
            Net cash provided by investing activities                                            11,419           24,892
                                                                                          -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Debt financing costs                                                                        (68)            (107)
        Borrowings under Credit Facility                                                        136,000           51,500
        Payments under Credit Facility                                                          (15,000)              --
        Notes payable proceeds                                                                   10,000               --
        Notes payable payments                                                                  (66,750)          (2,274)
        Residential Development Properties note payable borrowings                               17,529            6,553
        Residential Development Properties note payable payments                                (20,724)         (18,647)
        Capital distributions - joint venture preferred equity                                       --           (3,522)
        Capital distributions - joint venture partner                                            (3,534)            (128)
        Proceeds from exercise of share options                                                      (9)             455
        Treasury shares purchase under compensation plan                                           (823)             (12)
        Series A Preferred Share distributions                                                   (4,556)          (3,375)
        Series B Preferred Share distributions                                                   (2,019)              --
        Dividends and unitholder distributions                                                  (43,871)         (44,280)
                                                                                          -------------    -------------
            Net cash provided by (used in) financing activities                                   6,175          (13,837)
                                                                                          -------------    -------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                 (2,649)          30,605
CASH AND CASH EQUIVALENTS,
        Beginning of period                                                                      78,444           36,285
                                                                                          -------------    -------------
CASH AND CASH EQUIVALENTS,
        End of period                                                                     $      75,795    $      66,890
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

         The direct and indirect subsidiaries of Crescent Equities at March 31, 2003 included:

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

         The following table shows the consolidated subsidiaries of the Company that owned or had an interest in real estate assets and the real estate assets that each subsidiary owned or had an interest in as of March 31, 2003.

Operating Partnership         Wholly-owned assets - The Avallon IV, Chancellor
                              Park, Datran Center (two office properties),
                              Houston Center (three office properties) and The
                              Park Shops at Houston Center. These properties are included in the Company's Office Segment.

                              Joint Venture assets, consolidated - 301 Congress Avenue (50% interest) and The Woodlands Office Properties (85.6% interest) (four office properties). These five properties are included in the Company's Office Segment. Sonoma Mission Inn & Spa (80.1% interest), included in the Company's Resort/Hotel Segment.

                              Equity Investments, unconsolidated - Bank One Center (50% interest), Bank One Tower (20% interest), Three Westlake Park (20% interest), Four Westlake Park (20% interest), Miami Center (40% interest), 5 Houston Center (25% interest) and Five Post Oak Park (30% interest). These properties are included in the Company's Office Segment. Ritz Carlton Palm Beach (50% interest), included in the Company's Resort/Hotel Segment. The temperature-controlled logistics properties (40% interest in 88 properties). These properties are included in the Company's
                              Temperature-Controlled Logistics Segment.

Crescent Real Estate          Wholly-owned assets - The Aberdeen, The Avallon I,
Funding I, L.P.               II & III, Carter Burgess Plaza, The Citadel, The
("Funding I")                 Crescent Atrium, The Crescent Office Towers,
                              Regency Plaza One, Waterside Commons and 125 E.
                              John Carpenter Freeway. These properties are included in the Company's Office Segment.

Crescent Real Estate          Wholly-owned assets - Albuquerque Plaza, Barton
Funding II, L.P.              Oaks Plaza One, Briargate Office and Research
("Funding II")                Center, Las Colinas Plaza, Liberty Plaza I & II,
                              MacArthur Center I & II, Ptarmigan Place, Stanford
                              Corporate Centre, Two Renaissance Square and 12404
                              Park Central. These properties are included in the Company's Office Segment. The Hyatt Regency
                              Albuquerque and the Park Hyatt Beaver Creek Resort
                              & Spa. These properties are included in the Company's Resort/Hotel Segment.

Crescent Real Estate          Wholly-owned assets - Greenway Plaza Office
Funding III, IV and V,        Properties (ten office properties). These
L.P. ("Funding III, IV        properties are included in the Company's Office
and V")(1)                    Segment, and Renaissance Houston Hotel, included
                              in the Company's Resort/Hotel Segment.

Crescent Real Estate          Wholly-owned asset - Canyon Ranch - Lenox,
Funding VI, L.P.              included in the Company's Resort/Hotel Segment.
("Funding VI")

Crescent Real Estate          Wholly-owned assets - Six behavioral healthcare
Funding VII, L.P.             properties.
("Funding VII")

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Crescent Real Estate          Wholly-owned assets - The Addison, Addison Tower,
Funding VIII, L.P.            Austin Centre, The Avallon V, Frost Bank Plaza,
("Funding VIII")              Greenway I and IA (two office properties),
                              Greenway II, Johns Manville Plaza, Palisades
                              Central I, Palisades Central II, Stemmons Place,
                              Trammell Crow Center(2), 3333 Lee Parkway, 1800
                              West Loop South, 5050 Quorum, 44 Cook and 55
                              Madison. These Properties are included in the Company's Office Segment. The Canyon Ranch -
                              Tucson, Omni Austin Hotel, and Ventana Inn & Spa, all of which are included in the Company's
                              Resort/Hotel Segment.

Crescent Real Estate          Wholly-owned asset - 707 17th Street,
Funding IX, L.P.              included in the Company's Office Segment.
("Funding IX")                The Denver Marriott City Center, included in
                              the Company's Resort/Hotel Segment.

Crescent Real Estate          Wholly-owned assets - Fountain Place and Post Oak
Funding X, L.P.               Central (three office properties), all of which
("Funding X")                 are included in the Company's Office Segment.

Crescent Spectrum             Wholly-owned asset - Spectrum Center, included in
Center, L.P.(3)               the Company's Office Segment.

Mira Vista Development        Equity Investments, consolidated - Mira Vista (98%
Corp. ("MVDC")                interest), included in the Company's Residential
                              Development Segment.

Houston Area Development      Equity Investments, consolidated - Falcon Point
Corp. ("HADC")                (98% interest), Falcon Landing (98% interest) and
                              Spring Lakes (98% interest). These Properties are included in the Company's Residential Development
                              Segment.

Desert Mountain               Equity Investments, consolidated - Desert Mountain
Development Corporation       (93% interest), included in the Company's
("DMDC")                      Residential Development Segment.

The Woodlands Land            Equity Investments, unconsolidated - The Woodlands
Company ("TWLC")              (42.5% interest),(4) included in the Company's
                              Residential Development Segment.

Crescent Resort               Equity Investments, consolidated - Eagle Ranch
Development Inc. ("CRDI")     (60% interest), Main Street Junction (30%
                              interest), Main Street Station (30% interest),
                              Main Street Station Vacation Club (30% interest),
                              Riverbend (60% interest), Park Place at Riverfront
                              (64% interest), Park Tower at Riverfront (64%
                              interest), Promenade Lofts at Riverfront (64% interest), Creekside at Riverfront (64% interest), Cresta (60% interest), Snow Cloud (64% interest),
                              Horizon Pass Lodge (64% interest), One Vendue
                              Range (62% interest), Old Greenwood (71.2%
                              interest), Tahoe Mountain Resorts (57% - 71.2% interest). These Properties are included in the Company's Residential Development Segment.

                              Equity Investment, unconsolidated - Three Peaks (Eagle's Nest) (50% interest), included in the Company's Residential Development Segment.

Crescent TRS Holdings         Equity Investments, unconsolidated - two quarries
Corp.                         (56% interest). These Properties are included in
                              the Company's Temperature-Controlled Logistics
                              Segment.

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

     (4) Distributions are made to Partners based on specified payout percentages. During the three months ended March 31, 2003, the Company's payout percentage and economic interest was 52.5%.

         See Note 6, "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies," for a table that lists the Company's ownership in significant unconsolidated joint ventures and equity investments as of March 31, 2003.

         See Note 7, "Notes Payable and Borrowings Under Credit Facility," for a list of certain other subsidiaries of the Company, all of which are consolidated in the Company's financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SEGMENTS

         The assets and operations of the Company were divided into four investment segments at March 31, 2003, as follows:

         o        Office Segment;

         o        Resort/Hotel Segment;

         o        Residential Development Segment; and

         o        Temperature-Controlled Logistics Segment.

         Within these segments, the Company owned in whole or in part the following real estate assets (the "Properties") as of March 31, 2003:

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

         o RESORT/HOTEL SEGMENT consisted of six luxury and destination fitness resorts and spas with a total of 1,306 rooms/guest nights and four upscale business-class hotel properties with a total of 1,771 rooms (collectively referred to as the "Resort/Hotel Properties"). Eight of the Resort/Hotel Properties are wholly-owned, one is owned through a joint venture that is consolidated, and one is owned through a joint venture that is unconsolidated.

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Company's ownership of real estate mortgages and voting and non-voting common stock representing interests of 98% to 100% in five residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through partnership arrangements, owned in whole or in part 22 upscale residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Company's 40% interest in Vornado Crescent Portland Partnership (the "Temperature-Controlled Logistics Partnership") and a 56% interest in the Vornado Crescent Carthage and KC Quarry L.L.C. The Temperature-Controlled Logistics Partnership owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT. As of March 31, 2003, the Temperature-Controlled Logistics Corporation directly or indirectly owned 88 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space. As of March 31, 2003, the Vornado Crescent Carthage and KC Quarry, L.L.C. owned two quarries and the related land.

         See Note 3, "Segment Reporting," for a table showing total revenues, operating expenses, equity in net income (loss) of unconsolidated companies and funds from operations for each of these investment segments for the three months ended March 31, 2003 and 2002, and identifiable assets for each of these investment segments at March 31, 2003 and December 31, 2002.

         For purposes of segment reporting as defined in Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," and this Quarterly Report on Form 10-Q, the Resort/Hotel Properties, the Residential Development Properties and the Temperature-Controlled Logistics Properties are considered three separate reportable segments, as described above. However, for purposes of investor communications, the Company classifies its luxury and destination fitness resorts and spas and Residential Development Properties as a single group referred to as the "Resort and Residential Development Sector" due to the similar characteristics of targeted customers. This group does not contain the four business-class hotel properties. Instead, for investor communications, the four business-class hotel properties are classified with the Temperature-Controlled Logistics Properties as the Company's "Investment Sector."

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") for interim financial information, as well as in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2002.

         Certain amounts in prior period financial statements have been reclassified to conform to current year presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This section should be read in conjunction with the more detailed information regarding the Company's significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ADOPTION OF NEW ACCOUNTING STANDARDS

         STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 145. In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires the reporting of gains and losses from early extinguishment of debt be included in the determination of net income unless criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," which allows for extraordinary item classification, are met. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied in fiscal years beginning after May 15, 2002. The Company adopted this Statement for fiscal 2003 and expects no impact in 2003 beyond the classification of costs related to early extinguishments of debt, which were shown in the Company's 2001 Consolidated Statements of Operations as an extraordinary item.

         SFAS NOS. 148 AND 123. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," effective for fiscal years ending after December 15, 2002, to amend the transition and disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In addition to the prospective transition method of accounting for Stock-Based Employee Compensation using the fair value method provided in SFAS No. 123, SFAS No. 148 permits two additional transition methods, both of which avoid the ramp-up effect arising from prospective application of the fair value method. The Retroactive Restatement Method requires companies to restate all periods presented to reflect the Stock-Based Employee Compensation under the fair value method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The Modified Prospective Method requires companies to recognize Stock-Based Employee Compensation from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method in SFAS No. 123 had been used to account for employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Also, in the absence of a single accounting method for Stock-Based Employee Compensation, SFAS No. 148 expands disclosure requirements from those existing in SFAS No. 123, and requires disclosure of whether, when, and how an entity adopted the preferable, fair value method of accounting.

         Effective January 1, 2003, the Company adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis as permitted, which requires that the value of stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. As the Company did not grant any stock options in the three months ended March 31, 2003, there was no impact of this adoption to the financial statements. With respect to the Company's stock options which were granted prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's common shares at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. During the three months ended March 31, 2003, no compensation cost was recognized for grants of stock options made prior to 2003 under the Company stock option plans because the Company's policy is to grant stock options with an exercise price equal to the quoted closing market price of the Company's common shares on the grant date. Had compensation cost for the Plans been determined

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


based on the fair value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                    THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------------
 (in thousands, except per share amounts)             2003                  2002
 ----------------------------------------        -------------         -------------
Net (loss) income available to common
    shareholders, as reported                    $     (19,330)        $      10,586
Deduct: total stock-based employee
    compensation expense determined under fair
    value based method for all awards                     (838)                (980)
Pro forma net (loss) income                      $     (20,168)        $       9,606
(Loss) earnings per share:
Basic - as reported                              $       (0.19)        $        0.10
Basic - pro forma                                $       (0.20)        $        0.09
Diluted - as reported                            $       (0.19)        $        0.10
Diluted - pro forma                              $       (0.20)        $        0.09

         FASB INTERPRETATION 45. In November 2002, the FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and liability-recognition requirements for a guarantor of certain types of debt. The new guidance requires a guarantor to recognize a liability at the inception of a guarantee which is covered by the new requirements whether or not payment is probable, creating the new concept of a "stand-ready" obligation. Initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See
Note 9, "Commitments and Contingencies," for disclosure of the Company's guarantees at March 31, 2003. The Company adopted FIN 45 effective January 1, 2003. The Company has not entered into additional debt guarantees during the three months ended March 31, 2003.

         FASB INTERPRETATION 46. On January 15, 2003, the FASB approved the issuance of Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Under FIN 46, consolidation requirements are effective immediately for new Variable Interest Entities ("VIEs") created after January 31, 2003. The consolidation requirements apply to existing VIEs in the first fiscal year or interim period beginning after June 15, 2003. VIEs are generally a legal structure used for business enterprises that either do not have equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of the new guidance is to improve reporting by addressing when a company should include in its financial statements the assets, liabilities and activities of another entity such as a VIE. FIN 46 requires a VIE to be consolidated by a company if the company is subject to a majority of the risk of loss from the VIEs activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. These disclosure requirements are as follows: (a) the nature, purpose, size, and activities of the variable interest entity; and, (b) the enterprise's maximum exposure to loss as a result of its involvement with the VIE. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated. The Company is assessing the impact of this Interpretation, if any, on its existing entities and does not believe the impact will be significant on its liquidity, financial position, and results of operations. The Company did not create any VIEs subsequent to January 31, 2003.

SIGNIFICANT ACCOUNTING POLICIES

         EARNINGS PER SHARE. SFAS No. 128, "Earnings Per Share," ("EPS") specifies the computation, presentation and disclosure requirements for earnings per share.

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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table presents reconciliation for the three months ended March 31, 2003 and 2002 of basic and diluted earnings per share from "Net income before discontinued operations and cumulative effect of a change in accounting principle" to "Net (loss) income available to common shareholders." The table also includes weighted average shares on a basic and diluted basis.

                                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------------------------------------------------
                                                                            2003                                2002
                                                             --------------------------------     ---------------------------------
                                                                           Wtd.        Per                       Wtd.        Per
                                                              Income       Avg.        Share       Income        Avg.       Share
(in thousands, except per share amounts)                      (Loss)      Shares      Amount       (Loss)       Shares      Amount
----------------------------------------                     --------    --------    --------     --------     --------    --------
BASIC EPS -
Income before discontinued operations
  and cumulative effect of a change in
  accounting principle                                       $  1,756      99,218                 $ 18,901      104,938
Series A Preferred Share distributions                         (4,556)                              (3,375)
Series B Preferred Share distributions                         (2,019)                                  --
                                                             --------    --------    --------     --------     --------    --------
Net (loss) income available to common
  shareholders before discontinued operations and
  cumulative effect of a change in accounting principle      $ (4,819)     99,218    $  (0.04)    $ 15,526      104,938    $   0.15
Discontinued operations - income
  (loss) on assets sold and held for
  sale                                                            171                      --        2,144                     0.02
Discontinued operations - (loss) gain
  on assets sold and held for sale                            (14,682)                  (0.15)       2,088                     0.02
Cumulative effect of a change in
accounting principle                                               --                      --       (9,172)                   (0.09)
                                                             --------    --------    --------     --------     --------    --------
Net (loss) income available to common
  shareholders                                               $(19,330)     99,218    $  (0.19)    $ 10,586      104,938    $   0.10
                                                             ========    ========    ========     ========     ========    ========


                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                    -----------------------------------------------------------------------
                                                                   2003                                2002
                                                    --------------------------------    -----------------------------------
                                                                   Wtd.       Per                       Wtd.         Per
                                                     Income        Avg.      Share       Income         Avg.        Share
(in thousands, except per share amounts)             (Loss)       Shares     Amount      (Loss)       Shares        Amount
----------------------------------------            ---------    --------   --------    --------     ---------    ---------
DILUTED EPS -
Income  before discontinued operations
  and cumulative effect of a change in
  accounting principle                              $   1,756      99,218               $ 18,901       104,938
Series A Preferred Share distributions                 (4,556)                            (3,375)
Series B Preferred Share distributions                 (2,019)                                --
                                                    ---------    --------   --------    --------     ---------    ---------
Effect of dilutive securities
   Additional common shares relating to
   share and unit options                                               4                                  510
Net (loss) income available to common
   shareholders before discontinued operations
   and cumulative effect of a change in
   accounting principle                                (4,819)     99,222   $  (0.04)   $ 15,526       105,448    $    0.15
Discontinued operations - income
  (loss) on assets sold and  held for
  sale                                                    171                     --       2,144                       0.02
Discontinued operations - (loss) gain
  on assets sold and held for sale                    (14,682)                 (0.15)      2,088                       0.02
Cumulative effect of a change in
accounting principle                                       --                     --      (9,172)                     (0.09)
                                                    ---------    --------   --------    --------     ---------    ---------
Net (loss) income available to common
  shareholders                                      $ (19,330)     99,222   $  (0.19)   $ 10,586       105,448    $    0.10
                                                    =========    ========   ========    ========     =========    =========

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         This table presents supplemental cash flows disclosures for the three months ended March 31, 2003 and 2002.

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                                               -------------------------------------
(in thousands)                                                                   2003                        2002
--------------                                                                 ---------                   ---------
Interest paid on debt                                                          $  30,735                   $  42,655
Interest capitalized - Office                                                         --                         129
Interest capitalized - Residential Development                                     4,239                       1,890
Additional interest paid in conjunction with cash flow hedges                      5,276                       5,745
                                                                               ---------                   ---------
Total interest paid                                                            $  40,250                   $  50,419
                                                                               =========                   =========

Cash paid for income taxes                                                     $      --                   $       2
                                                                               =========                   =========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING
   ACTIVITIES:

Conversion of Operating Partnership units to common shares
   with resulting reduction in minority interest and
   increases in common shares and additional paid-in capital                   $       7                   $       8
Unrealized loss on available-for-sale securities                                    (601)                       (631)
Impairment and other charges related to real estate assets                       (17,028)                       (600)
Adjustment of cash flow hedge to fair value                                        1,216                       7,193

SUPPLEMENTAL SCHEDULE OF 2003 CONSOLIDATION OF DBL, MVDC
   AND HADC AND THE 2002 TRANSFER OF ASSETS AND ASSUMPTIONS
   OF LIABILITIES PURSUANT TO THE FEBRUARY 14, 2002
   AGREEMENT WITH COPI:

Net investment in real estate                                                  $ (13,256)                  $(570,175)
Restricted cash and cash equivalents                                                  --                      (3,968)
Accounts receivable, net                                                          (3,057)                    (23,338)
Investments in real estate mortgages and equity of
   unconsolidated companies                                                       13,552                     309,103
Notes receivable, net                                                                (25)                     29,816
Income tax asset - current and deferred, net                                          --                     (21,784)
Other assets, net                                                                   (820)                    (63,263)
Notes payable                                                                        312                     129,157
Accounts payable, accrued expenses and other liabilities                          12,696                     201,159
Minority interest - consolidated real estate partnerships                          1,972                      51,519
                                                                               ---------                   ---------
Increase in cash                                                               $  11,374                   $  38,226
                                                                               =========                   =========

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

         The Company uses FFO as the measure of segment profit or loss. FFO, as used in this document, is based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and means:

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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance for an equity REIT and for its investment segments. However, FFO should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance.

         The Company's measure of FFO may not be comparable to similarly titled measures of other REITs if those REITs apply the definition of FFO in a different manner than the Company.

         Selected financial information related to each segment for the three months ended March 31, 2003 and 2002, and identifiable assets for each of the segments at March 31, 2003 and December 31, 2002, are presented below:

SELECTED FINANCIAL INFORMATION:                               FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                     --------------------------------------------------------------------------------------------
                                                                                      TEMPERATURE-
                                                                       RESIDENTIAL     CONTROLLED       CORPORATE
                                       OFFICE         RESORT/HOTEL     DEVELOPMENT     LOGISTICS           AND
(in thousands)                        SEGMENT           SEGMENT          SEGMENT        SEGMENT           OTHER          TOTAL
--------------                       ----------       ------------     -----------    ------------     ----------      ----------
Property revenues                    $  128,682(2)     $   63,721      $   35,365              --      $       --      $  227,768
Other income                                 --                --              --              --           1,668           1,668
                                     ----------        ----------      ----------      ----------      ----------      ----------
     Total revenue                   $  128,682        $   63,721      $   35,365              --      $    1,668(1)   $  229,436
                                     ==========        ==========      ==========      ==========      ==========      ==========
Property operating expenses          $   61,055        $   49,740      $   32,929              --      $       --      $  143,724
Other operating expenses                     --                --              --              --          90,971          90,971
                                     ----------        ----------      ----------      ----------      ----------      ----------
     Total expenses                  $   61,055        $   49,740      $   32,929              --      $   90,971(1)   $  234,695
                                     ==========        ==========      ==========      ==========      ==========      ==========
Equity in net income (loss) of
   unconsolidated companies          $    1,458        $      743      $      970      $    1,507      $   (1,029)     $    3,649
                                     ==========        ==========      ==========      ==========      ==========      ==========
Funds from operations                $   72,260        $   15,631      $    5,288      $    7,017      $  (58,779)     $   41,417(3)
                                     ==========        ==========      ==========      ==========      ==========      ==========

SELECTED FINANCIAL INFORMATION:                              FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                     ---------------------------------------------------------------------------------------
                                                                                  TEMPERATURE-
                                                                    RESIDENTIAL   CONTROLLED      CORPORATE
                                       OFFICE        RESORT/HOTEL   DEVELOPMENT    LOGISTICS         AND
(in thousands)                         SEGMENT         SEGMENT        SEGMENT       SEGMENT         OTHER          TOTAL
--------------                       ----------      ------------   -----------   ------------   -----------    ------------
Property revenues                    $  139,589(2)    $   38,524    $    38,750           --     $        --    $    216,863
Other income                                 --               --             --           --           2,226           2,226
                                     ----------       ----------    -----------    ---------     -----------    ------------
     Total revenue                   $  139,589       $   38,524    $    38,750           --     $     2,226(1) $    219,089
                                     ==========       ==========    ===========    =========     ===========    ============
Property operating expenses          $   63,648       $   23,890    $    36,818           --     $        --    $    124,356
Other operating expenses                     --               --             --           --          83,624          83,624
                                     ----------       ----------    -----------    ---------     -----------    ------------
     Total expenses                  $   63,648       $   23,890    $    36,818           --     $    83,624(1) $    207,980
                                     ==========       ==========    ===========    =========     ===========    ============
Equity in net income (loss)
   of unconsolidated companies       $    1,310       $       --    $    12,483         (310)    $    (4,061)   $      9,422
                                     ==========       ==========    ===========    =========     ===========    ============
Funds from operations                $   80,572       $   20,910    $    15,561    $   5,401     $   (58,317)   $     64,127(3)
                                     ==========       ==========    ===========    =========     ===========    ============

See footnotes to table on next page.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        TEMPERATURE-
                                                           RESIDENTIAL   CONTROLLED
                                   OFFICE    RESORT/HOTEL  DEVELOPMENT   LOGISTICS    CORPORATE
IDENTIFIABLE NET ASSETS:           SEGMENT      SEGMENT      SEGMENT      SEGMENT     AND OTHER     TOTAL
------------------------           -------   ------------  -----------  ------------  ---------     ------
(in millions)
Balance at March 31, 2003          $2,484       $  487       $  727       $  307       $  219       $4,224
Balance at December 31, 2002       $2,575       $  485       $  721       $  304       $  203       $4,288
                                   ------       ------       ------       ------       ------       ------

----------

(1) For purposes of this Note, Corporate and Other include corporate interest and other income, general and administrative, interest expense, depreciation and amortization, amortization of deferred financing costs, preferred return paid to GMAC Commercial Mortgage Corporation ("GMACCM") for 2002, preferred dividends, other unconsolidated companies, impairment and other charges and other expenses.

(2) Includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $2.0 million and $1.1 million for the three months ended March 31, 2003 and 2002, respectively.

(3) The following table presents a reconciliation of Consolidated Funds from Operations to Net (Loss) Income.

              RECONCILIATION OF CONSOLIDATED FUNDS FROM OPERATIONS

                                                     FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                    ------------------------
(In thousands)                                        2003            2002
--------------                                      --------        --------
Consolidated Funds from Operations                  $ 41,417        $ 64,127
Adjustments to reconcile Consolidated
  Funds from Operations to Net (Loss) Income:
  Depreciation and amortization of real
     estate assets                                   (36,301)        (32,139)
  (Loss) gain on property sales, net                    (226)          2,796
  Impairment and other adjustments
     related to real estate assets                   (17,028)           (600)
  Cumulative effect of a change in                        --          (9,172)
  accounting principle
  Adjustment for investments in real
     estate mortgages and equity of
     unconsolidated companies:
        Office Properties                             (2,822)         (2,162)
        Resort/Hotel Properties                         (394)             --
        Residential Development Properties              (739)           (903)
        Temperature-Controlled Logistics Properties   (5,510)         (5,711)
        Other                                            (22)         (2,646)
  Unitholder minority interest                         2,295          (3,004)
  Series A Preferred share distributions               4,556           3,375
  Series B Preferred share distributions               2,019              --
                                                    --------        --------
Net (loss) Income                                   $(12,755)       $ 13,961
                                                    ========        ========

4.   DISCONTINUED OPERATIONS

         In August 2001, the FASB issued SFAS No. 144, which requires that the results of operations of assets sold or held for sale, and any gains or losses recognized on assets sold and held for sale, be disclosed separately in the Company's Consolidated Statements of Operations. The Company adopted SFAS No. 144 on January 1, 2002. In accordance with SFAS No. 144, the results of operations of the assets sold or held for sale have been presented as "Discontinued operations - income (loss) on assets sold and held for sale," and gain or loss and impairments in the assets sold or held for sale have been presented as "Discontinued operations - (loss) gain on assets sold and held for sale" in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002. The carrying value of the assets held for sale has been reflected as "Properties held for disposition, net" in the accompanying Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002.


ASSETS HELD FOR SALE

OFFICE SEGMENT

         As of March 31, 2003, the 1800 West Loop South Office Property located in the West Loop/Galleria submarket in Houston, Texas was held for sale and the North Dallas Athletic Club, a building located adjacent to the Stanford Corporate Centre Office Property in the Far North Dallas submarket in Dallas, Texas, was held for sale.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BEHAVIORAL HEALTHCARE PROPERTIES

         On February 27, 2003, the Company sold one behavioral healthcare property for $2.0 million, consisting of $1.3 million in cash and a $0.7 million note receivable. The Company recognized a loss on the sale of this property of approximately $0.3 million. A $2.6 million impairment charge was recognized during 2002 related to this property. As of March 31, 2003, the Company owned six behavioral healthcare properties.

SUMMARY OF ASSETS HELD FOR SALE

         The following table indicates the major classes of assets of the Properties held for sale.

                                        MARCH 31,       DECEMBER 31,
(in thousands)                           2003(1)           2002
--------------                          ---------       ------------
Land                                    $ 10,862         $ 12,802
Buildings and improvements                43,518           59,012
Furniture, fixture and equipment           1,649            2,148
Accumulated depreciation                 (10,404)         (10,692)
                                        --------         --------
Net investment in real estate           $ 45,625         $ 63,270
                                        ========         ========

----------

(1) Includes the 1800 West Loop South Office Property, North Dallas Athletic Club and six Behavioral Healthcare Properties.


         The following table presents rental revenue, operating expenses, depreciation and amortization, net income and impairments for three months ended March 31, 2003 and 2002 for properties held for sale as of March 31, 2003.

                                       OPERATING   DEPRECIATION AND    NET
(in thousands)         REVENUE(1)     EXPENSES(1)   AMORTIZATION(1)  INCOME(1)    IMPAIRMENTS(2)
--------------         ----------     -----------  ----------------  ---------    --------------
2003                    $ 1,397        $   772        $   454        $   171        $17,028
2002                      1,452            771            413            268             --

----------

(1) Includes the 1800 West Loop South Office Property and the North Dallas Athletic Club located adjacent to the Stanford Corporate Centre Property.

(2) Includes impairments on 1800 West Loop South, North Dallas Athletic Club and one behavioral healthcare property, before minority interests of $2.6 million.

IMPAIRMENTS

         The Company recognizes impairment charges representing the difference between the carrying value of properties and the estimated sales price, less costs of sale, and reflects such impairment charges in "Discontinued operations
- (loss) gain on assets sold and held for sale."

         During the three months ended March 31, 2003, the Company also recognized a $12.7 million impairment, net of minority interests, on the 1800 West Loop South Office Property in Houston, Texas and the Company recognized a $1.0 million impairment, net of minority interests, on the North Dallas Athletic Club, located adjacent to the Stanford Corporate Centre Office property in Dallas, Texas. The Company also recognized an impairment charge of approximately $0.7 million, net of minority interests, on one of the six behavioral healthcare properties held for sale. This property is under contract for sale.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         As of March 31, 2003, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties, with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space.

         The Temperature-Controlled Logistics Corporation leases the Temperature-Controlled Logistics Properties to AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COPI. The Company has no economic interest in AmeriCold Logistics. See Note 14, "COPI," for information on the proposed acquisition of COPI's 40% interest in AmeriCold Logistics by a new entity to be owned by the Company's shareholders.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including a reduction of the rental obligation for 2001 and 2002, the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties (effective January 1, 2000) and the extension of the date on which deferred rent is required to be paid to December 31, 2003. On March 7, 2003, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics amended the leases to further extend the date on which deferred rent is required to be paid to December 31, 2004.

         AmeriCold Logistics deferred $5.6 million of the total $37.0 million of rent payable for the three months ended March 31, 2003. The Company's share of the deferred rent was $2.2 million. The Company recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $2.2 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the three months ended March 31, 2003. As of March 31, 2003, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $47.9 million and $39.8 million, respectively, of which the Company's portions were $19.2 million and $15.9 million, respectively.


VORNADO CRESCENT CARTHAGE AND KC QUARRY, L.L.C. ("VCQ")

         As of March 31, 2003, the Company held a 56% interest in Vornado Crescent Carthage and KC Quarry, L.L.C. ("VCQ"). The assets of VCQ include two quarries and the related land. The Company accounts for this investment as an unconsolidated equity investment because the Company does not control the joint venture.

         On December 31, 2002, VCQ purchased $5.7 million of trade receivables from AmeriCold Logistics at a 2% discount. The Company contributed approximately $3.1 million to VCQ for the purchase of the trade receivables. The receivables were collected during the three months ended March 31, 2003.

         On March 28, 2003, VCQ purchased $6.6 million of trade receivables from AmeriCold Logistics at a 2% discount. VCQ used cash from collection of trade receivables previously purchased from AmeriCold Logistics and a $2.0 million contribution from its owners, of which approximately $0.8 million represented the Company's contribution, for the purchase of the trade receivables. As of May 5, 2003, these receivables were collected.


6. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES

         The Company has investments of 20% to 50% in seven unconsolidated joint ventures that own seven Office Properties. The Company does not have control of these joint ventures, and therefore, these investments are accounted for using the equity method of accounting.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company has other unconsolidated equity investments with interests ranging from 12.5% to 65%. The Company does not have control of these investments due to ownership interests of 50% or less or the ownership of non-voting interests only, and therefore, these investments also are accounted for using the equity method of accounting.

     The following is a summary of the Company's ownership in significant unconsolidated joint ventures and equity investments as of March 31, 2003.

                                                                                                  COMPANY'S OWNERSHIP
                        ENTITY                                     CLASSIFICATION                 AS OF MARCH 31, 2003
                        ------                                     --------------                 --------------------
Joint Ventures
Main Street Partners, L.P.                               Office (Bank One Center-Dallas)                 50.0%(1)
Crescent Miami Center L.L.C.                             Office (Miami Center - Miami)                   40.0%(2)
Crescent 5 Houston Center, L.P.                          Office (5 Houston Center-Houston)               25.0%(3)
Austin PT BK One Tower Office Limited Partnership        Office (Bank One Tower-Austin)                  20.0%(4)
Houston PT Four Westlake Park Office Limited
Partnership                                              Office (Four Westlake Park-Houston)             20.0%(4)
Houston PT Three Westlake Park Office Limited            Office (Three Westlake Park -
Partnership                                              Houston)                                        20.0%(4)
Crescent Five Post Oak Park Limited Partnership          Office (Five Post Oak - Houston)                30.0%(5)

Equity Investments
The Woodlands Land Development Company, L.P.             Residential Development                         42.5%(6)(7)
Blue River Land Company, L.L.C.                          Residential Development                         50.0%(8)
Manalapan Hotel Partners, L.L.C.                         Resort/Hotel (Ritz Carlton Palm Beach)          50.0%(9)
Vornado Crescent Portland Partnership                    Temperature-Controlled Logistics                40.0%(10)
Vornado Crescent Carthage and KC Quarry, L.L.C.          Temperature-Controlled Logistics                56.0%(11)
The Woodlands Commercial Properties Company, L.P.        Office                                          42.5%(6)(7)
CR License, L.L.C.                                       Other                                           30.0%(12)
The Woodlands Operating Company, L.P.                    Other                                           42.5%(6)(7)
Canyon Ranch Las Vegas, L.L.C.                           Other                                           65.0%(13)
SunTx Fulcrum Fund, L.P.                                 Other                                           27.8%(14)
G2 Opportunity Fund, L.P.                                Other                                           12.5%(15)

----------

(1) The remaining 50% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

(2) The remaining 60% interest in Crescent Miami Center, L.L.C. is owned by an affiliate of a fund managed by JP Morgan Fleming Asset Management, Inc.

(3) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Fleming Asset Management, Inc.

(4) The remaining 80% interest in each of Austin PT BK One Tower Office Limited Partnership, Houston PT Three Westlake Park Office Limited Partnership and Houston PT Four Westlake Park Office Limited Partnership is owned by an affiliate of General Electric Pension Trust.

(5) The remaining 70% interest in Crescent Five Post Oak Park Limited Partnership is owned by an affiliate of General Electric Pension Trust.

(6) The remaining 57.5% interest in each of the Woodlands Land Development Company, L.P. ("WLDC"), The Woodlands Commercial Properties Company, L.P. and The Woodlands Operating Company, L.P. is owned by an affiliate of Morgan Stanley.

(7) Distributions are made to partners based on specified payout percentages. During the three months ended March 31, 2003, the payout percentage to the Company was 52.5%.

(8) The remaining 50% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to the Company.

(9) The remaining 50% interest in Manalapan Hotel Partners, L.L.C. ("Manalapan") is owned by WB Palm Beach Investors, L.L.C.

(10) The remaining 60% interest in Vornado Crescent Portland Partnership is owned by Vornado Realty Trust, L.P.

(11) The remaining 44% in Vornado Crescent Carthage and KC Quarry, L.L.C. is owned by Vornado Realty Trust, L.P.

(12) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Company's Resort/Hotel Properties.

(13) The remaining 35% interest in Canyon Ranch Las Vegas, L.L.C. is owned by an affiliate of the management company of two of the Company's Resort/Hotel Properties.

(14) The SunTx Fulcrum Fund, L.P.'s (the "Fund") objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 72.2% of the Fund is owned by a group of individuals unrelated to the Company. The Company's ownership percentage will decline by the closing date of the Fund as capital commitments from third parties are secured. The Company's projected ownership interest at the closing of the Fund is approximately 7.5% based on the Fund manager's expectations for the final Fund capitalization. The Company accounts for its investment in the Fund under the cost method. The Company's investment at March 31, 2003 was $6.1 million.

(15) G2 Opportunity Fund, L.P. ("G2") was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. Goff-Moore Strategic Partners, L.P. ("GMSP") and GMAC Commercial Mortgage Corporation ("GMACCM") each own 21.875% of G2, with the remaining 43.75% owned by parties unrelated to the Company. See Note 13, "Related Party Transactions," in Item 1, "Financial Statements," for information regarding the ownership interests of trust managers and officers of the Company in GMSP.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY FINANCIAL INFORMATION

         The Company reports its share of income and losses based on its ownership interest in its respective equity investments, adjusted for any preference payments. As a result of the Company's transaction with COPI on February 14, 2002, certain entities that were reported as unconsolidated entities in the first quarter of 2002 prior to February 14, 2002 are consolidated in the March 31, 2003 financial statements. Additionally, certain unconsolidated subsidiaries of the newly consolidated entities are now shown separately as unconsolidated entities of the Company. As a result of the Company's January 2, 2003 purchase of the remaining 2.56% economic interest, representing 100% of the voting stock in DBL Holdings, Inc. ("DBL"), DBL is consolidated in the March 31, 2003 financial statements. Because DBL owns a majority of the voting stock of MVDC and HADC, these two Residential Development Corporations are consolidated in the March 31, 2003 financial statements.

         The unconsolidated entities that are included under the headings on the following tables are summarized below.

         Balance Sheets as of March 31, 2003:

                  o The Woodlands Land Development Company, L.P. - This is an unconsolidated investment of TWLC;

                  o Other Residential Development Corporations - This includes the Blue River Land Company, L.L.C., an unconsolidated investment of CRDI;

                  o        Resort/Hotel - This includes Manalapan;

                  o Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ;

                  o Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Park Office Limited Partnership, Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., Crescent Five Post Oak Park Limited Partnership and The Woodlands Commercial Properties Company, L.P. ("Woodlands CPC"); and

                  o Other - This includes CR License, L.L.C., Woodlands Operating Company, L.P., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P. and G2 Opportunity Fund, L.P.

         Balance Sheets as of December 31, 2002:

                  o The Woodlands Land Development Company, L.P. - This is an unconsolidated investment of TWLC;

                  o Other Residential Development Corporations - This includes the Blue River Land Company, L.L.C., an unconsolidated investment of CRDI and includes MVDC and HADC;

                  o        Resort/Hotel - This includes Manalapan;

                  o Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ;

                  o Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Park Office Limited Partnership, Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., Crescent Five Post Oak Park Limited Partnership and Woodlands CPC; and

                  o Other - This includes DBL Holdings, Inc., CR License, L.L.C., Woodlands Operating Company, L.P., Canyon Ranch Las Vegas, L.L.C. and SunTx Fulcrum Fund, L.P.

         Summary Statements of Operations for the three months ended March 31, 2003:

                  o The Woodlands Land Development Company, L.P. - This includes the operating results for WLDC, an unconsolidated investment of TWLC;

                  o Other Residential Development Corporations - This includes the operating results for Blue River Land Company, L.L.C., an unconsolidated investment of CRDI;

                  o Resort/Hotel - This includes the operating results for Manalapan;

                  o Temperature-Controlled Logistics - This includes the operating results for the Temperature-Controlled Logistics Partnership and VCQ;

                  o Office - This includes the operating results for Main Street Partners, L.P., Houston PT Three Westlake Park Office Limited Partnership, Houston PT Four Westlake Park Office Limited Partnership, Austin PT

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center L.L.C., Crescent Five Post Oak Park Limited Partnership and Woodlands CPC; and

                  o Other - This includes CR License, L.L.C., Woodlands Operating Company, L.P., Canyon Ranch Las Vegas, L.L.C., SunTX Fulcrum Fund, L.P. and G2 Opportunity Fund, L.P.

         Summary Statements of Operations for the three months ended March 31, 2002:

                  o The Woodlands Land Development Company, L.P. - This includes WLDC's operating results for the period February 15 through March 31, 2002 and TWLC's operating results for the period January 1 through February 14, 2002. WLDC is an unconsolidated subsidiary of TWLC;

                  o Other Residential Development Corporations - This includes the operating results for DMDC and CRDI for the period January 1 through February 14, 2002, the operating results of Blue River Land Company, L.L.C. and Manalapan for the period February 15 through March 31, 2002, and the operating results of MVDC and HADC;

                  o Temperature-Controlled Logistics - This includes the operating results for the Temperature-Controlled Logistics Partnership;

                  o Office - This includes the operating results for Main Street Partners, L.P., Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P. and Woodlands CPC; and

                  o Other - This includes DBL Holdings, Inc., CR License, L.L.C., Canyon Ranch Las Vegas, L.L.C. and SunTx Fulcrum Fund, L.P.

BALANCE SHEETS:
                                                                         AS OF MARCH 31, 2003
                                     -----------------------------------------------------------------------------------------------
                                     THE WOODLANDS     OTHER
                                        LAND        RESIDENTIAL                 TEMPERATURE-
                                     DEVELOPMENT    DEVELOPMENT     RESORT/      CONTROLLED
(in thousands)                       COMPANY, L.P.  CORPORATIONS     HOTEL       LOGISTICS       OFFICE       OTHER          TOTAL
--------------                       -------------  ------------   ----------   ------------   ----------   ----------    ----------
Real estate, net                      $  391,082     $   53,329    $   80,915    $1,223,030    $  832,571
Cash                                       6,553          2,544         2,563        23,552        34,616
Other assets                              41,111          1,312         7,257        97,231        36,715
                                      ----------     ----------    ----------    ----------    ----------
   Total assets                       $  438,746     $   57,185    $   90,735    $1,343,813    $  903,902
                                      ==========     ==========    ==========    ==========    ==========

Notes Payable                         $  288,215     $    7,654    $   56,000    $  571,340    $  509,270
Notes Payable to the
Company                                   10,725             --            --            --            --
Other liabilities                         52,458          6,494         6,303         7,350        28,319
Equity                                    87,348         43,037        28,432       765,123       366,313
                                      ----------     ----------    ----------    ----------    ----------
   Total liabilities and equity       $  438,746     $   57,185    $   90,735    $1,343,813    $  903,902
                                      ==========     ==========    ==========    ==========    ==========

Company's share of
   unconsolidated debt                $  122,493     $    3,827    $   28,000    $  228,536    $  180,402   $       --    $  563,258
                                      ==========     ==========    ==========    ==========    ==========   ==========    ==========

Company's investments in
   real estate mortgages
   and equity of
   unconsolidated companies           $   34,885     $   27,306    $   14,218    $  306,881    $  134,188   $   31,648    $  549,126
                                      ==========     ==========    ==========    ==========    ==========   ==========    ==========

                                                                     AS OF DECEMBER 31, 2002
                                    ------------------------------------------------------------------------------------------------
                                    THE WOODLANDS        OTHER
                                        LAND          RESIDENTIAL                TEMPERATURE-
                                     DEVELOPMENT      DEVELOPMENT      RESORT/    CONTROLLED
(in thousands)                       COMPANY, L.P.    CORPORATIONS      HOTEL     LOGISTICS       OFFICE        OTHER      TOTAL
--------------                      --------------    ------------   ----------  -----------    ----------   ----------  ----------
Real estate, net                      $  388,587       $   68,235    $   81,510   $1,238,810    $  845,019
Cash                                      15,289            7,112         3,022       13,213        43,296
Other assets                              46,934            3,303         4,415       88,327        35,609
                                      ----------       ----------    ----------   ----------    ----------
   Total assets                       $  450,810       $   78,650    $   88,947   $1,340,350    $  923,924
                                      ==========       ==========    ==========   ==========    ==========

Notes Payable                         $  284,547       $       --    $   56,000   $  574,931    $  507,679
Notes Payable to the
Company                                   10,625               --            --           --            --
Other liabilities                         70,053           19,125         5,996        9,579        53,312
Equity                                    85,585           59,525        26,951      755,840       362,933
                                      ----------       ----------    ----------   ----------    ----------
   Total liabilities and equity       $  450,810       $   78,650    $   88,947   $1,340,350    $  923,924
                                      ==========       ==========    ==========   ==========    ==========

Company's share of
   unconsolidated debt                $  120,933       $       --    $   28,000   $  229,972    $  180,132   $       --  $  559,037
                                      ==========       ==========    ==========   ==========    ==========   ==========  ==========

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
                                      ==========       ==========    ==========   ==========    ==========   ==========  ==========

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY STATEMENTS OF OPERATIONS:

                                                                 FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                    -----------------------------------------------------------------------------------------------
                                    THE WOODLANDS     OTHER
                                        LAND        RESIDENTIAL                   TEMPERATURE-
                                    DEVELOPMENT     DEVELOPMENT                    CONTROLLED
(in thousands)                      COMPANY, L.P.   CORPORATIONS   RESORT/HOTEL     LOGISTICS      OFFICE(1)    OTHER       TOTAL
--------------                      -------------   ------------   ------------   ------------     ---------   --------    --------
Total revenues                         $ 25,569       $    120       $ 12,237       $ 34,032       $ 34,373
Expenses:
   Operating expense                     20,435             13          8,257          6,008(2)      14,708
   Interest expense                       1,708             --            830         10,244          6,194
   Depreciation and amortization          1,663             --            707         14,643          7,865
   Tax expense (benefit)                     --             --            962             --             --
   Other (income) expense                    --             --             --           (615)            --
                                       --------       --------       --------       --------       --------
Total expenses                         $ 23,806       $     13       $ 10,756       $ 30,280       $ 28,767
                                       --------       --------       --------       --------       --------
Gain (loss) on sale of
properties                                   --             --             --             21             --
Net income (loss)                      $  1,763       $    107       $  1,481       $  3,773       $  5,606
                                       ========       ========       ========       ========       ========

Company's equity in net
   income (loss) of
   unconsolidated companies            $    926       $     44       $    743       $  1,507       $  1,458    $ (1,029)   $  3,649
                                       ========       ========       ========       ========       ========    ========    ========

SUMMARY STATEMENTS OF OPERATIONS:

                                                               FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                        --------------------------------------------------------------------------------------------
                                        THE WOODLANDS        OTHER
                                             LAND        RESIDENTIAL    TEMPERATURE-
                                          DEVELOPMENT     DEVELOPMENT    CONTROLLED
(in thousands)                           COMPANY, L.P.   CORPORATIONS    LOGISTICS            OFFICE         OTHER           TOTAL
--------------                          --------------   ------------   ------------         --------       --------        --------
Total revenues                             $ 35,856       $ 88,014        $ 31,959           $ 24,111
Expenses:
   Operating expense                         15,383         79,498           6,986(2)          10,638
   Interest expense                             929          1,619          10,932              4,420
   Depreciation and amortization                871          1,830          14,816              5,493
   Tax expense (benefit)                        406            (70)             --                 --
                                           --------       --------        --------           --------
Total expenses                             $ 17,589       $ 82,877        $ 32,734           $ 20,551
                                           --------       --------        --------           --------
Net income (loss)                          $ 18,267       $  5,137        $   (775)          $  3,560
                                           ========       ========        ========           ========

Company's equity in net
   income (loss) of
   unconsolidated companies                $  9,700       $  2,783        $   (310)          $  1,310       $ (4,061)       $  9,422
                                           ========       ========        ========           ========       ========        ========

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

UNCONSOLIDATED DEBT ANALYSIS

         The significant terms of the Company's share of unconsolidated debt financing arrangements existing as of March 31, 2003 are shown below.


                                           BALANCE      COMPANY'S SHARE
                                        OUTSTANDING AT   OF BALANCE AT   INTEREST RATE AT       MATURITY         FIXED/VARIABLE
DESCRIPTION                             MARCH 31, 2003   MARCH 31, 2003   MARCH 31, 2003          DATE          SECURED/UNSECURED
-----------                             --------------  ---------------  ---------------- --------------------- -----------------
TEMPERATURE-CONTROLLED
 LOGISTICS SEGMENT:
 Vornado Crescent Portland
   Partnership - 40% Company
   Goldman Sachs (1)                           505,008         202,003            6.89%               5/11/2023    Fixed/Secured
   Various Mortgage Notes                       28,931          11,572   4.25 to 12.88%   7/30/2003 to 4/1/2009    Fixed/Secured
   Various Capital Leases                       37,401          14,961   7.00 to 13.63%   6/1/2006 to 2/12/2016    Fixed/Secured
                                         -------------     -----------
                                               571,340         228,536
                                         -------------     -----------

OFFICE SEGMENT:
 Main Street Partners, L.P.
   - 50% Company (2)(3)(4)                     132,295          66,147            5.62%               12/1/2004    Variable/Secured
 Crescent 5 Houston Center, L.P.
   - 25% Company (5)                            65,470          16,368            3.60%               5/31/2004    Variable/Secured
 Austin PT Bk One Tower Office
   Limited Partnership - 20% Company            37,774           7,555            7.13%                8/1/2006    Fixed/Secured
 Houston PT Four Westlake Park Office
   Limited Partnership - 20% Company            48,567           9,713            7.13%                8/1/2006    Fixed/Secured
 Houston PT Three Westlake Park Office
   Limited Partnership - 20% Company            33,000           6,600            5.61%                9/1/2007    Fixed/Secured
 Crescent Miami Center, LLC
   - 40% Company                                81,000          32,400            5.04%               9/25/2007    Fixed/Secured
 Crescent Five Post Oak Park, L.P.
   - 30% Company                                45,000          13,500            4.82%                1/1/2008    Fixed/Secured

 The Woodlands Commercial Properties Co.
   (Woodlands CPC) - 42.5% Company
   Fleet National Bank credit facility          55,000          23,375            4.38%              11/27/2005    Variable/Secured
   Fleet National Bank (3)(6)                    3,208           1,363            3.34%              10/31/2003    Variable/Secured
   Various Mortgage Notes                        7,956           3,381    6.30 to 7.50%  11/1/2021 to 12/2/2024    Fixed/Secured
                                         -------------     -----------
                                               509,270         180,402
                                         -------------     -----------


RESIDENTIAL DEVELOPMENT SEGMENT:
 The Woodlands Land Development Co.
   (WLDC) - 42.5% Company:
   Fleet National Bank credit
   facility                                    230,000          97,750            4.38%              11/27/2005    Variable/Secured
   Fleet National Bank (3)(6)                    6,581           2,797            3.34%              10/31/2003    Variable/Secured
   Fleet National Bank (7)                      36,611          15,560            4.09%              12/31/2005    Variable/Secured
 Jack Eckerd Corp.                                 101              43            4.25%              12/31/2008    Variable/Secured
 Various Mortgage Notes                         14,922           6,343    4.25 to 6.25%  7/1/2005 to 12/31/2008    Fixed/Secured
 Blue River Land Company, L.L.C.
   - 50% Company(8)                              7,654           3,827            4.34%               6/30/2004    Variable/Secured
                                         -------------     -----------
                                               295,869         126,320
                                         -------------     -----------
RESORT/HOTEL SEGMENT:
 Manalapan Hotel Partners,
   L.L.C. - 50% Company
   Corus Bank (3)(9)                            56,000          28,000            5.35%              10/21/2005    Variable/Secured
                                         -------------     -----------

TOTAL UNCONSOLIDATED DEBT                $   1,432,479     $   563,258
                                         =============     ===========

FIXED RATE/WEIGHTED AVERAGE                                                       6.85%              15.3 years
VARIABLE RATE/WEIGHTED AVERAGE                                                    4.72%               2.3 years
                                                                             ---------    ---------------
TOTAL WEIGHTED AVERAGE                                                            5.89%               9.4 years (10)
                                                                             ---------    ---------------


----------

(1) The Temperature-Controlled Logistics Corporation expects to repay this note on the Optional Prepayment Date of April 11, 2008.

(2) Senior Note - Note A: $83.3 million at variable interest rate, LIBOR + 189 basis points, $4.9 million at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $24.5 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. Mezzanine Note - $19.6 million at variable interest rate, LIBOR + 890 basis points with a LIBOR floor of 3.0%. Interest-rate cap agreement maximum LIBOR of 4.52% on all notes. All notes amortized based on a 25-year schedule.

(3)      This Facility has two one-year extension options.

(4) The Company and its joint venture partner each obtained a Letter of Credit to guarantee the repayment of up to $4.3 million of principal of the Main Street Partners, L.P. loan.

(5) The Company provides a full and unconditional guarantee of this loan for the construction of 5 Houston Center. The guarantee amount reduces to $41.3 million upon achievement of specified conditions, including specified customers occupying space and obtaining a certificate of occupancy; further reduction to $20.6 million upon achievement of 90% occupancy and a 1.3x debt service coverage.

(6) Woodlands CPC and WLDC entered into an Interest Rate Cap Agreement which limits interest rate exposure on the notional amount of $33.8 million to a maximum LIBOR rate of 9.0%.

(7) WLDC entered into an Interest Rate Cap Agreement which limits interest rate exposure on the notional amount of $19.5 million to a maximum LIBOR rate of 8.5%.

(8) The variable rate loan has an interest rate of LIBOR + 3%. A fully consolidated entity of CRDI, in which CRDI owns 88.3%, provides a guarantee of up to 70% of the outstanding balance of the $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $7.7 million outstanding at March 31, 2003 and the guarantee was $5.4 million.

(9) The Company and its joint venture partner each obtained a Letter of Credit to guarantee repayment of up to $3.0 million of this facility.

(10) The overall weighted average maturity would be 4.3 years if all extensions and prepayment options were exercised.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table shows, as of March 31, 2003, information about the Company's share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

                                       PERCENTAGE       WEIGHTED      WEIGHTED AVERAGE
(in thousands)           BALANCE         OF DEBT      AVERAGE RATE      MATURITY(1)
--------------           --------      ----------     ------------    ----------------
Fixed Rate Debt          $308,028          54.69%           6.85%           15.3 years
Variable Rate Debt        255,230          45.31%           4.72%            2.3 years
                         --------       --------        --------        --------
Total Debt               $563,258         100.00%           5.89%            9.4 years
                         ========       ========        ========        ========

----------

(1) Based on contractual maturities. The overall weighted average maturity would be 4.3 years assuming the election of extension options on debt instruments and expected repayment of a note on the optional prepayment date.

         Listed below is the Company's share of aggregate principal payments, by year, required as of March 31, 2003 related to the Company's unconsolidated debt. Scheduled principal installments and amounts due at maturity are included.


                   SECURED
(in thousands)     DEBT(1)
--------------  -----------
2003            $    18,534
2004                 97,059
2005                151,744
2006                 17,486
2007                 41,151
Thereafter          237,284
                -----------
                $   563,258
                ===========

----------

(1)      These amounts do not reflect the effect of extension options.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY

         The following is a summary of the Company's debt financing at March 31, 2003:

   SECURED DEBT
                                                                                     March 31, 2003
                                                                                     --------------
                                                                                     (in thousands)
   Fleet Fund I and II Term Loan due May 2005, bears interest at LIBOR plus 325 basis points (at March 31, 2003, the interest rate was 4.59%), with a four-year interest-only term, secured by equity interests in Funding I
   and II .......................................................................       $  275,000

   AEGON Partnership Note(1) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule,
   secured by the Funding III, IV and V Properties...............................          263,961

   LaSalle Note I(2) bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2027,
   secured by the Funding I Properties...........................................          237,264

   Deutsche Bank-CMBS Loan(3) due May 2004, bears interest at the 30-day LIBOR rate plus 234 basis points (at March 31, 2003, the interest rate was 5.84%), with a three-year interest-only term and two one-year extension options,
   secured by the Funding X Properties and Spectrum Center.......................          220,000

   JP Morgan Mortgage Note(4) bears interest at 8.31% with principal amortization based on a 25-year amortization schedule through maturity in
   October 2016, secured by the Houston Center mixed-use Office Property
   complex.......................................................................          194,497

   LaSalle Note II(5) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028,
   secured by the Funding II Properties..........................................          161,000

   Metropolitan Life Note V(6) due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization
   schedule, secured by the Datran Center Office Property........................           37,977

   National Bank of Arizona Revolving Line of Credit (7) due December 2005,
   bears interest at 4.43%, secured by certain DMDC assets.......................           36,621

   Northwestern Life Note due January 2004, bears interest at 7.66% with an
   interest-only term, secured by the 301 Congress Avenue Office Property........           26,000

   Woodmen of the World Note(8) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through April 2006), followed by principal amortization based on a 25-year amortization schedule, secured by
   the Avallon IV Office Property................................................            8,500

   Nomura Funding VI Note(9) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through
   maturity in July 2020, secured by the Funding VI Property.....................            7,986

   Mitchell Mortgage Note due September 2003, bears interest at 7.0% with an
   interest-only term, secured by one of The Woodlands Office Properties.........            1,743

   Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from 2.9% to 10.95% at March 31, 2003, with maturities ranging between April 2003 and November 2007, secured by various CRDI and MVDC
   projects......................................................................           53,744

UNSECURED DEBT

   2009(10) Notes bear interest at a fixed rate of 9.25% with a seven-year
   interest-only term, due April 2009............................................           375,000

   2007(10) Notes bear interest at a fixed rate of 7.50% with a ten-year
   interest-only term, due September 2007........................................           250,000

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       March 31, 2003
                                                                                       --------------
                                                                                       (in thousands)
   UNSECURED DEBT - REVOLVING LINE OF CREDIT

   Credit Facility(11) interest only due May 2004, bears interest at LIBOR plus
   187.5 basis points (at March 31, 2003, the interest rate was 3.2%), with a
   one-year extension option.....................................................             285,000

   JP Morgan Loan Sales Facility (12), bears interest at Fed Funds plus 150
   basis points (at March 31, 2003, the interest rate was 2.75%).................              10,000
                                                                                           ----------
        Total Notes Payable                                                                $2,444,293
                                                                                           ==========

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

(3) This includes both a Deutsche Bank-CMBS note and a Fleet-Mezzanine note. The notes are due May 2004 and bear interest at the 30-day LIBOR rate plus a spread of (i) 164.7 basis points for the CMBS note (at March 31, 2003, the interest rate was 5.147%), and (ii) 600 basis points for the Mezzanine note (at March 31, 2003, the interest rate was 9.5%). The blended rate March 31, 2003 for the two notes was 5.84%. Both notes have a LIBOR floor of 3.5%. The notes have three-year interest only terms and two one-year extension options. The Fleet-Mezzanine note is secured by the Company's interests in Funding X and Crescent Spectrum Center, L.P. and the Company's interest in their general partner.

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

(7) This facility is a $50.0 million line of credit secured by certain DMDC land and improvements ("vertical facility"), club facilities ("club loan"), and notes receivable ("warehouse facility"). The line restricts the vertical facility and club loan to a maximum outstanding amount of $40.0 million and is subject to certain borrowing base limitations and bears interest at Prime (at March 31, 2003, the interest rate was 4.25%). The warehouse facility bears interest at Prime plus 100 basis points (at March 31, 2003, the interest rate was 5.25%) and is limited to $10.0 million. The blended rate at March 31, 2003 for the vertical facility and club loan and the warehouse facility was 4.43%.

(8) The outstanding principal balance of this loan at maturity will be approximately $8.2 million.

(9) In July 2010, the interest rate due under the note will change to a 10-year Treasury yield plus 500 basis points or, if the Company so elects, it may repay the note without penalty at that date by making a final payment of approximately $6.1 million.

(10) The Notes were issued in an offering registered with the Securities and Exchange Commission.

(11) The $400.0 million credit facility with Fleet is an unsecured revolving line of credit to Funding VIII and guaranteed by the Operating Partnership. Availability under the line of credit is subject to certain covenants including limitations on total leverage, fixed charge ratio, debt service coverage, minimum tangible net worth, and specific mix of office and hotel assets and average occupancy of Office Properties. At March 31, 2003, the maximum borrowing capacity under the credit facility was $400.0 million. The outstanding balance excludes letters of credit issued under the Company's credit facility of $15.2 million which reduce the Company's maximum borrowing capacity.

(12) The JP Morgan Loan Sales Facility is an uncommitted $50.0 million unsecured credit facility. The Operating Partnership maintains sufficient availability under the Fleet Facility to repay this loan at any time due to lack of obligation by the lender to fund the loan.

         The following table shows information about the Company's consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or the Company's anticipated payoff dates.

                                                                   WEIGHTED
                                               PERCENTAGE           AVERAGE              WEIGHTED AVERAGE
(in thousands)              BALANCE            OF DEBT(1)             RATE                   MATURITY
--------------           -------------       -------------        -------------          ----------------
Fixed Rate Debt          $   1,584,652                  65%                 8.1%             11.2 years
Variable Rate Debt             859,641                  35                  4.1               1.4 years
                         -------------       -------------        -------------           -------------
Total Debt               $   2,444,293                 100%                 6.8%(2)           7.3 years(3)
                         =============       =============        =============           =============

----------

(1) Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $508.4 million of hedged variable rate debt, are 86% and 14%, respectively.

(2) Including the effect of hedge arrangements, the overall weighted average interest rate would have been 7.16%.

(3) Based on contractual maturities. The overall weighted average maturity is 3.7 years based on the Company's expected payoff dates.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Listed below are the aggregate principal payments by year required as of March 31, 2003 under indebtedness of the Company. Scheduled principal installments and amounts due at maturity are included.

                               SECURED                        UNSECURED DEBT
(in thousands)                   DEBT        UNSECURED DEBT   LINE OF CREDIT      TOTAL(1)
--------------                ----------     --------------   --------------     ----------
2003(2)                       $   48,583       $   10,000       $       --       $   58,583
2004                             273,799               --          285,000          558,799
2005                             365,567               --               --          365,567
2006                              18,359               --               --           18,359
2007                              26,382          250,000               --          276,382
Thereafter                       791,603          375,000               --        1,166,603
                              ----------       ----------       ----------       ----------
                              $1,524,293       $  635,000       $  285,000       $2,444,293
                              ==========       ==========       ==========       ==========

----------

(1) These amounts do not reflect the effect of a one-year extension option on the credit facility and two one-year extension options on the Deutsche Bank - CMBS Loan.

(2) On March 31, 2003, the Company paid the $63.5 million Cigna Note in full with funds from a draw under the Company's credit facility.

         The Company has $58.6 million of secured and unsecured debt maturing through December 31, 2003, consisting primarily of debt related to the Residential Development Segment. The Company plans to meet its maturing debt obligations through December 31, 2003 of approximately $58.6 million, primarily through cash from operations, return of capital investment from the Residential Development Segment, construction loan refinancings, borrowings under the JP Morgan loan sales facility and additional borrowings under the Company's credit facility.

         Any uncured or unwaived events of default under the Company's loans can trigger an acceleration of payment on the loan in default. In addition, an event of default by the Company or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the credit facility and the Fleet Fund I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of March 31, 2003, no event of default had occurred, and the Company was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Company's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the three months ended March 31, 2003, there were no circumstances that required pre-payment penalties or increased collateral related to the Company's existing debt.

         In addition to the subsidiaries listed in Note 1, "Organization and Basis of Presentation," certain other subsidiaries of the Company were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. These entities, all of which are consolidated and are grouped based on the Properties to which they relate are: Funding I and Funding II Properties (CREM Holdings, LLC, Crescent Capital Funding, LLC, Crescent Funding Interest, LLC, CRE Management I Corp., CRE Management II Corp.); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VI Properties (CRE Management VI Corp.); Funding VIII Properties (CRE Management VIII, LLC); Funding IX Properties (CRE Management IX, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L.P., CRE Management X, LLC); Spectrum Center (Spectrum Center Partners, L.P., Spectrum Mortgage Associates, L.P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management,
LLC), and Crescent Finance Company.

8. CASH FLOW HEDGES

         The Company uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. As of March 31, 2003, the Company had entered into five cash flow hedge agreements which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table shows information regarding the Company's cash flow hedge agreements during the three months ended March 31, 2003, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").


   EFFECTIVE     NOTIONAL        MATURITY  REFERENCE    FAIR MARKET       ADDITIONAL      UNREALIZED GAINS
    DATE(1)       AMOUNT           DATE      RATE         VALUE        INTEREST EXPENSE   (LOSSES) IN OCI
--------------  ----------       --------  ----------  ------------    ----------------   ----------------
(in thousands)
   9/01/99      $  200,000       9/02/03     6.18%     $     (5,002)    $      2,393        $       2,285
   5/15/01         200,000       2/03/03     7.11%               --            1,048                1,057
   4/18/00         100,000       4/18/04     6.76%           (6,045)           1,351                1,048
   2/15/03         100,000       2/15/06     3.25%           (3,197)             242                 (679)
   2/15/03         100,000       2/15/06     3.26%           (3,204)             242                 (678)
   9/02/03         200,000       9/01/06     3.72%           (6,571)              --               (1,873)
                                                       ------------     ------------        -------------
                                                       $    (24,019)    $      5,276        $       1,160
                                                       ============     ============        =============

----------

(1) During 2002, the Company entered into agreements for three cash flow hedges, two of which were effective in the first quarter of 2003, and one of which will be effective in the third quarter of 2003. These three cash flow hedges replace two of the Company's existing cash flow hedges.

         The Company has designated its five cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt that re-prices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Company uses the cumulative dollar offset approach as described in DIG Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133 and SFAS No. 138. The Company uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Company will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in accumulated other comprehensive income. The effective portion that has been deferred in OCI will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in conformity with SFAS Nos. 133 and 138.

         CRDI, a consolidated subsidiary of the Company, also uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt. As of March 31, 2003, CRDI had two cash flow hedge agreements in place which are accounted for in conformity with SFAS Nos. 133 and 138.

         The following table shows information regarding CRDI's cash flow hedge agreements and additional capitalized interest thereon as of March 31, 2003. Unlike the additional interest on the Company's cash flow hedges, which was expensed, the additional interest on CRDI's cash flow hedges was capitalized, as it is related to debt incurred for projects that are currently under development. Also presented are the unrealized gains in OCI for the three months ended March 31, 2003.

                                                                          ADDITIONAL
    ISSUE          NOTIONAL     MATURITY   REFERENCE     FAIR MARKET      CAPITALIZED        UNREALIZED
     DATE          AMOUNT         DATE       RATE          VALUE           INTEREST         GAINS IN OCI
--------------  ------------    --------   ---------    ------------     -----------        ------------
(in thousands)
   9/4/01       $      4,650     9/4/03      4.12%      $        (69)    $        33         $        32
   9/4/01       $      3,700     9/4/03      4.12%               (54)             25                  24
                                                        ------------     -----------         -----------
                                                        $       (123)    $        58         $        56
                                                        ============     ===========         ===========

         CRDI uses the shortcut method described in SFAS No. 133, which eliminates the need to consider ineffectiveness of the hedges, and instead assumes that the hedges are highly effective.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

GUARANTEE COMMITMENTS

         The Financial Standards Accounting Board ("FASB") issued Interpretation 45 requiring a guarantor to disclose its guarantees. The Company's guarantees in place as of March 31, 2003 are listed in the table below. No triggering events or conditions are anticipated to occur that would require payment under the guarantees and the Company's collateral supporting the loans that are guaranteed is sufficient to cover the maximum potential amount of future payments and therefore, would not require the Company to provide additional capital to support the guarantees.

                                                               Guaranteed Amount
                                                                  Outstanding           Maximum Guaranteed
                                                               at March 31, 2003              Amount
                                                               -----------------        -----------------
DEBTOR                                                                      (in thousands)
Crescent 5 Houston Center, L.P.(1)(2)                          $          65,470        $          82,500
CRDI - Eagle Ranch Metropolitan District - Letter of
     Credit(3)                                                            15,197                   15,197
Blue River Land Company, L.L.C.(1)(4)                                      5,358                    6,300
Main Street Partners, L.P. - Letter of Credit(1)(5)                        4,250                    4,250
Manalapan Hotel Partners, L.L.C. - Letter of Credit(1)(6)                  3,000                    3,000
                                                               -----------------        -----------------
Total Guarantees                                               $          93,275        $         111,247
                                                               =================        =================

----------

(1) See Note 6, "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Unconsolidated Debt Analysis," in Item 1, "Financial Statements," for a description of the terms of this debt.

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

(4) A fully consolidated entity of CRDI in which CRDI owns 88.3%, provides a guarantee of up to 70% of the outstanding balance of the $9.0 million loan to Blue River Land Company, L.L.C.

(5) The Company and its joint venture partner each provide a Letter of Credit to guarantee $4.3 million of the principal repayment of the loan to Main Street Partners, L.P.

(6) The Company and its joint venture partner each provide a $3.0 million Letter of Credit to guarantee repayment of up to $3.0 million of principal of the Manalapan Hotel Partners, L.L.C. debt with Corus Bank.


COPI COMMITMENTS

         See Note 14, "COPI," for a description of the Company's commitments related to the agreement with COPI, executed on February 14, 2002.

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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LITIGATION

         The Company is involved from time to time in various claims and legal actions in the ordinary course of business. Management does not believe that the impact of such matters will have a material adverse effect on the Company's financial position or results of operations when resolved.

10. MINORITY INTEREST

         Minority interest in the Operating Partnership represents the proportionate share of the equity in the Operating Partnership of limited partners other than the Company. The ownership share of limited partners other than the Company is evidenced by Operating Partnership units. The Operating Partnership pays a regular quarterly distribution to the holders of Operating Partnership units.

         Each Operating Partnership unit may be exchanged for either two common shares of the Company or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the three months ended March 31, 2003, there were 3,298 units exchanged for 6,596 common shares of the Company.

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

         The following table summarizes the minority interest liability as of March 31, 2003 and December 31, 2002:

(in thousands)                                                               2003           2002
--------------                                                             --------       --------
Limited partners in the Operating Partnership                              $121,842       $130,802
Development joint venture partners - Residential Development Segment         24,255         24,937
Joint venture partners - Office Segment                                       7,756         11,202
Joint venture partners - Resort/Hotel Segment                                 7,484          7,833
                                                                           --------       --------
                                                                           $161,337       $174,774
                                                                           ========       ========

         The following table summarizes the minority interests' share of net income (loss) for the three months ended March 31, 2003 and 2002:

(in thousands)                                                              2003           2002
--------------                                                             -------        -------
Limited partners in the Operating Partnership                              $  (311)       $(2,645)
Development joint venture partners - Residential Development Segment           846           (436)
Joint venture partners - Office Segment                                        (85)          (270)
Joint venture partners - Resort/Hotel Segment                                  349             --
Funding IX preferred equity                                                     --         (3,659)
                                                                           -------        -------
                                                                           $   799        $(7,010)
                                                                           =======        =======

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SHAREHOLDERS' EQUITY

DISTRIBUTIONS


         The following table summarizes the distributions paid or declared to common shareholders, unitholders and preferred shareholders during the three months ended March 31, 2003 (dollars in thousands, except per share amounts).

                                                                                                             ANNUAL
                                      DIVIDEND/                               RECORD         PAYMENT         DIVIDEND/
       SECURITY                      DISTRIBUTION       TOTAL AMOUNT           DATE           DATE         DISTRIBUTION
       --------                    ---------------     -------------         --------       --------      --------------
Common Shares/Units(1)             $         0.375     $      43,871         01/31/03       02/14/03      $         1.50
Common Shares/Units(1)             $         0.375     $      43,872         04/30/03       05/15/03      $         1.50
Series A Preferred Shares          $         0.422     $       4,556         01/31/03       02/14/03      $       1.6875
Series A Preferred Shares          $         0.422     $       4,556         04/30/03       05/15/03      $       1.6875
Series B Preferred Shares          $         0.594     $       2,019         01/31/03       02/14/03      $       2.3750
Series B Preferred Shares          $         0.594     $       2,019         04/30/03       05/15/03      $       2.3750

----------

(1) Represents one-half the amount of the distribution per unit because each unit is exchangeable for two common shares.

12. INCOME TAXES

TAXABLE CONSOLIDATED ENTITIES

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of taxable consolidated entities for financial reporting purposes and the amounts used for income tax purposes. For the three months ended March 31, 2003, the taxable consolidated entities were comprised of the taxable REIT subsidiaries of the Company.

         The Company intends to maintain its qualification as a REIT under section 856 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). As a REIT the Company generally will not be subject to federal corporate income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of REIT taxable income to its shareholders. Accordingly, the Company does not believe that it will be liable for current income taxes on its REIT taxable income at the federal level or in most of the states in which it operates. The Company consolidates certain taxable REIT subsidiaries, which are subject to federal and state income tax. For the three months ended March 31, 2003 and 2002, the Company's federal income tax benefit was $2.5 million and $5.4 million, respectively. The Company's $2.5 million income tax benefit at March 31, 2003 consists primarily of $1.9 million for the Residential Development Segment and $0.4 million for the Resort/Hotel Segment.

         The Company's total net tax asset of approximately $42.3 million at March 31, 2003 includes $29.5 million of net deferred tax assets. SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. There was no change in the valuation allowance during the three months ended March 31, 2003.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. RELATED PARTY TRANSACTIONS

DBL HOLDINGS, INC. ("DBL")

         Since June 1999, the Company contributed approximately $23.8 million to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, L.P. ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, L.P. ("GMSP") and GMACCM. The ownership structure of GMSP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John Goff, Vice-Chairman of the Company's Board of Trust Managers and Chief Executive Officer of the Company. The remaining approximately 2% general partnership interest is owned by parties unrelated to the Company. At March 31, 2003, DBL had an approximately $13.6 million investment in G2.

         On January 2, 2003, the Company purchased the remaining 2.56% economic interest, representing 100% of the voting stock, in DBL Holdings, Inc. from Mr. Goff. Total consideration paid for Mr. Goff's interest was $0.4 million. The Board of Trust Managers of the Company, including all the independent trust managers, approved the transaction based in part on an appraisal of the assets of DBL by an independent appraisal firm. As a result of this transaction, DBL is wholly-owned by the Company and is consolidated in the Residential Development Segment as of and for the three months ended March 31, 2003. Also, because DBL owns a majority of the voting stock in MVDC and HADC, the Company has consolidated these two Residential Development Corporations as of and for the three months ended March 31, 2003.

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of March 31, 2003, the Company had approximately $37.8 million of loans outstanding to certain employees and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and unit incentive plans pursuant to an agreement approved by the Board of Directors and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. Mr. Goff had a loan representing $26.3 million of the $37.8 million total outstanding loans at March 31, 2003. Approximately $0.3 million of interest was outstanding related to these loans as of March 31, 2003. No conditions exist at March 31, 2003 which would cause any of the loans to be in default. Effective July 29, 2002, the Company ceased offering to its employees and Trust Managers the option to obtain loans pursuant to the Company's stock and unit incentive plans.

OTHER

         On June 28, 2002, the Company purchased, and is holding for sale, the home of an executive officer of the Company for approximately $2.7 million, which approximates fair market value of the home. This purchase was part of the officer's relocation agreement with the Company.

14. COPI

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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On January 1, 2001, The REIT Modernization Act became effective. This legislation allows the Company, through its taxable REIT subsidiaries, to operate or lease certain of its investments that had previously been operated or leased by COPI.

          On February 14, 2002, the Company executed an agreement (the "Agreement") with COPI, pursuant to which COPI transferred to subsidiaries of the Company, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties leased to subsidiaries of COPI and, pursuant to a strict foreclosure, all of COPI's voting interests in three of the Company's Residential Development Corporations and other assets. The Company agreed to assist and provide funding to COPI for the implementation of a pre-packaged bankruptcy of COPI. In connection with the transfer, COPI's rent and debt obligations to the Company were reduced.

         The Company holds the lessee interests in the eight Resort/Hotel Properties and the voting interests in the three Residential Development Corporations through three newly organized entities that are wholly-owned taxable REIT subsidiaries of the Company. The Company has included these assets in its Resort/Hotel Segment and its Residential Development Segment, and fully consolidated the operations of the eight Resort/Hotel Properties and the three Residential Development Corporations, beginning on the dates of the transfers of the assets.

         The Agreement provides that COPI and the Company will jointly seek to have a pre-packaged bankruptcy plan for COPI, reflecting the terms of the Agreement, approved by the bankruptcy court. Under the Agreement, the Company has agreed to provide approximately $14.0 million to COPI in the form of cash and common shares of the Company to fund costs, claims and expenses relating to the bankruptcy and related transactions, and to provide for the distribution of the Company's common shares to the COPI stockholders. The Company also agreed, however, that it will issue common shares with a minimum dollar value of approximately $2.2 million to the COPI stockholders, even if it would cause the total costs, claims and expenses that it pays to exceed $14.0 million. Currently, the Company estimates that the value of the common shares that will be issued to the COPI stockholders will be between approximately $2.2 million and $4.0 million. The actual value of the common shares issued to the COPI stockholders will not be determined until the confirmation of COPI's bankruptcy plan and could vary from the estimated amounts, but will have a value of at least $2.2 million.

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

         On March 6, 2003, the stockholders of COPI approved the pre-packaged bankruptcy plan for COPI. On March 10, 2003, COPI filed the plan under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas.

         If the COPI bankruptcy plan is approved by bankruptcy court, the holders of COPI's common stock will receive the Company's common shares. As stockholders of COPI, Mr. Rainwater and Mr. Goff will also receive the Company's common shares.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Completion and effectiveness of the pre-packaged bankruptcy plan for COPI is contingent upon a number of conditions, including the approval of the plan by certain of COPI's creditors and the confirmation of the plan by the bankruptcy court.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Forward-Looking Statements .......................................     35

         Results of Operations
              Three months ended March 31, 2003 and 2002 ..................     36

         Liquidity and Capital Resources
              Cash Flows for the three months ended March 31, 2003 ........     40

         Debt Financing ...................................................     44

         Recent Developments ..............................................     46

         Unconsolidated Investments .......................................     47

         Significant Accounting Policies ..................................     51

         Funds from Operations ............................................     53

                           FORWARD-LOOKING STATEMENTS

         You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in Item 1,"Financial Statements," of this document and the more detailed information contained in the Company's Form 10-K for the year ended December 31, 2002. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Capitalized terms used but not otherwise defined in this section have the meanings given to them in the notes to the financial statements in Item 1,"Financial Statements."

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

         The following factors might cause such a difference:

    o The Company's ability, at its Office Properties, to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration on favorable terms, which may continue to be adversely affected by existing real estate conditions (including changes in vacancy rates in a particular market or markets, decreases in rental rates, increased competition from other properties or by a general downturn in the economy);

    o    Adverse changes in the financial condition of existing tenants;

    o Further deterioration in the resort/business-class hotel markets or in the market for residential land or luxury residences, including single-family homes, townhomes and condominiums, or in the economy generally;

    o Financing risks, such as the ability to generate revenue sufficient to service and repay existing or additional debt, increases in debt service associated with increased debt and with variable rate debt, the ability to meet financial covenants, the Company's ability to fund the share repurchase program and the Company's ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

    o Further or continued adverse conditions in the temperature-controlled logistics business (including both industry-specific conditions and a general downturn in the economy which may further jeopardize the ability of the tenant to pay all current and deferred rent due);

    o The inability of the Company to complete the distribution to its shareholders of the shares of a new entity to purchase the AmeriCold Logistics tenant interest from COPI;

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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                              RESULTS OF OPERATIONS

         The following table shows the Company's financial data as a percentage of total revenues for the three months ended March 31, 2003 and 2002, and the variance in dollars between the three months ended March 31, 2003 and 2002.

                                                                                                            TOTAL VARIANCE
                                                                             FINANCIAL DATA AS A              IN DOLLARS
                                                                             PERCENTAGE OF TOTAL             BETWEEN THE
                                                                           REVENUES FOR THE THREE            THREE MONTHS
                                                                           MONTHS ENDED MARCH 31,           ENDED MARCH 31,
                                                                       -------------------------------      ---------------
                                                                                                             (in millions)
                                                                           2003               2002           2003 AND 2002
                                                                       ------------       ------------       -------------
REVENUE
     Office Property                                                           56.1%              63.7%      $      (10.9)
     Resort/Hotel Property                                                     27.8               17.6               25.2
     Residential Development Property                                          15.4               17.7               (3.4)
     Interest and other income                                                  0.7                1.0               (0.5)
                                                                       ------------       ------------       ------------
        TOTAL REVENUE                                                         100.0%             100.0%      $       10.4
                                                                       ------------       ------------       ------------

EXPENSE
     Office Property real estate taxes                                          7.9%               9.4%      $       (2.3)
     Office Property operating expenses                                        18.7               19.7               (0.3)
     Resort/Hotel Property expense                                             21.7               10.9               25.9
     Residential Development Property expense                                  14.3               16.8               (3.9)
     Corporate general and administrative                                       2.8                2.9                 --
     Interest expense                                                          18.8               19.3                1.0
     Amortization of deferred financing costs                                   1.0                1.0                0.1
     Depreciation and amortization                                             16.9               14.9                6.2
     Other expenses                                                              --                 --                 --
                                                                       ------------       ------------       ------------
        TOTAL EXPENSE                                                         102.1%              94.9%              26.7
                                                                       ------------       ------------       ------------
OPERATING (LOSS) INCOME                                                        (2.1)%              5.1%      $      (16.3)
                                                                       ------------       ------------       ------------

OTHER INCOME AND EXPENSE
     Equity in net income (loss) of unconsolidated companies:
        Office Properties                                                       0.7                0.6                0.1
        Resort/Hotel Properties                                                 0.3                 --                0.7
        Residential Development Properties                                      0.4                5.7              (11.5)
        Temperature-Controlled Logistics Properties                             0.7               (0.1)               1.8
        Other                                                                  (0.4)              (1.9)               3.1
                                                                       ------------       ------------       ------------
        TOTAL EQUITY IN NET INCOME (LOSS) OF
          UNCONSOLIDATED COMPANIES                                              1.7%               4.3%      $       (5.8)

         Gain on property sales, net                                             --                 --                 --
                                                                       ------------       ------------       ------------
        TOTAL OTHER INCOME AND EXPENSE                                          1.7%               4.3%      $       (5.8)
                                                                       ------------       ------------       ------------

(LOSS) INCOME BEFORE MINORITY INTERESTS, INCOME
        TAXES, DISCONTINUED OPERATIONS, AND
        CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
        PRINCIPLE                                                              (0.4)%              9.4%      $      (22.1)
        Minority Interests                                                      0.3               (3.2)               7.8
        Income tax benefit                                                      1.1                2.5               (2.9)
                                                                       ------------       ------------       ------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS
        AND CUMULATIVE EFFECT OF A CHANGE IN
        ACCOUNTING PRINCIPLE                                                    1.0%               8.7%      $      (17.2)
        Discontinued operations - income (loss) on
        assets sold and held for sale                                           0.1                1.0               (1.9)
        Discontinued operations - (loss) gain on
        assets sold and held for sale                                          (6.4)               1.0              (16.8)
        Cumulative effect of a change in accounting
        principle                                                                --               (4.2)               9.2
                                                                       ------------       ------------       ------------

NET (LOSS) INCOME                                                              (5.3)%              6.5%      $      (26.7)

     Series A Preferred Share distributions                                    (2.0)              (1.6)              (1.2)
     Series B Preferred Share distributions                                    (0.9)                --               (2.0)
                                                                       ------------       ------------       ------------

NET (LOSS) INCOME AVAILABLE TO COMMON
     SHAREHOLDERS                                                              (8.2)%              4.9%      $      (29.9)
                                                                       ============       ============       ============

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 TO THE THREE MONTHS ENDED MARCH 31, 2002

         The following comparison of the results of operations for the three months ended March 31, 2003 and the three months ended March 31, 2002 reflects the consolidation of eight of the Resort/Hotel Properties and three of the Residential Development Properties commencing on February 14, 2002, as a result of the COPI transaction. Prior to February 14, 2002, the results of operations of the Resort/Hotel Properties were reflected in the Company's consolidated financial statements as lease payments and as equity in net income for the Residential Development Properties. Because the results of operations of these Properties are consolidated for the full period in 2003, as compared to a partial period in 2002, the Company's financial statements do not provide a direct comparison of the results of operations of the Resort/Hotel Properties or the Residential Development Properties for the full periods in 2003 and 2002. Additional information on the results of operations of the Resort/Hotel Properties or the Residential Development Properties for the full periods in both 2003 and 2002 is provided below under the captions "Resort/Hotel Properties" and "Residential Development Properties."

REVENUES

         Total revenues increased $10.4 million, or 4.7%, to $229.4 million for the three months ended March 31, 2003, as compared to $219.1 million for the three months ended March 31, 2002. The components of the increase in total revenues are discussed below.

         Resort/Hotel Property revenues increased $25.2 million, or 65.4%, to $63.7 million, primarily due to the consolidation of the operations of eight of the Resort/Hotel Properties for the full period in 2003 as compared to a partial period in 2002 as a result of the COPI transaction (prior to February 14, 2002 the Company recognized lease payments related to these properties).

    o Office Property revenues decreased $10.9 million, or 7.7%, to $128.7 million, due to:

          o a decrease of $9.6 million from the 64 consolidated Office Properties (excluding 2002 acquisitions and properties held for sale) that the Company owned or had an interest in, primarily due to a decline in the weighted average full-service rental rates, reflecting decreases in both rental revenue and operating expense recoveries, a decrease in occupancy, and a decrease in net parking revenues;

          o a decrease of $7.8 million resulting from the contribution of two Office Properties to joint ventures in the third quarter of 2002; and

          o    a decrease of $0.4 million in other revenues; partially offset by

          o an increase of $3.6 million from the Johns Manville Office Property acquired in August 2002;

          o an increase of $1.4 million attributable to third party management services and related direct expense reimbursements;

          o an increase of $1.0 million attributable to non-recurring revenue received in 2003; and

          o an increase of $0.9 million in net lease termination fees to $2.0 million in 2003.

         Residential Development revenues decreased $3.4 million, or 8.8%, to $35.4 million, primarily due to a reduction in lot and unit sales at Desert Mountain and CRDI.

EXPENSES

         Expenses increased $26.7 million, or 12.8%, to $234.7 million for the three months ended March 31, 2003, as compared to $208.0 million for the three months ended March 31, 2002. The components of the increase in expenses are discussed below.

    o Resort/Hotel Property expense increased $25.9 million, or 108.4%, to $49.7 million, primarily due to the consolidation of the operations of eight of the Resort/Hotel Properties for a full period in 2003 as compared to a partial period in 2002 as a result of the COPI transaction on February 14, 2002.

    o Residential Development Property expenses decreased $3.9 million, or 10.6%, to $32.9 million, primarily due to a reduction in cost of sales for lots and units at Desert Mountain and CRDI.

    o Office Property expenses decreased $2.6 million, or 4.1%, to $61.0 million, primarily due to:

          o a decrease of $3.0 million due to the contribution of two Office Properties to joint ventures in 2002;

          o a decrease of $3.5 million from the 64 consolidated Office Properties (excluding 2002 acquisitions and properties held for sale) that the Company owned or had an interest in, due to:

                    o    $1.7 million decrease in property taxes;

                    o $0.9 million decrease in building repairs and maintenance expense; and

                    o $0.9 million decrease in bad debt expense; partially offset by

          o an increase of $1.3 million due to the acquisition of the Johns Manville Office Property in August 2002;

          o an increase of $1.2 million in utilities expense, primarily attributable to a new utility contract for the Texas Office Properties; and

    o an increase of $1.2 million attributable to the cost of providing third party management services to joint venture properties.

    o Depreciation expense increased $6.2 million, or 18.8%, to $38.8 million, primarily due to;

          o an increase of $2.5 million in Office Property depreciation expense, primarily attributable to:

                    o an increase of $2.7 million due to the write off of tenant improvements and lease commissions due to early termination of leases; and

                    o an increase of $0.5 million from the Johns Manville Office Property acquired in August 2002; partially offset by

                    o a decrease of $0.9 million associated with the contribution of two Office Properties to joint ventures in 2002, and

          o an increase of $3.2 million in Residential Development Property and Resort/Hotel Property depreciation expense due primarily to the consolidation of the operations of three Residential Development Corporations and eight Resort/Hotel Properties for the full period in 2003 as compared to a partial period in 2002 as a result of the COPI transaction on February 14, 2002.

OTHER INCOME

         Other Income decreased $5.8 million, or 60.7%, to $3.7 million for the three months ended March 31, 2003, as compared to $9.4 million for the three months ended March 31, 2002. The primary components of the decrease in Other Income are discussed below.

    o Equity in net income of unconsolidated companies decreased $5.8 million, or 61.7%, to $3.7 million, primarily due to:

          o a decrease of $11.5 million in Residential Development Property equity in net income due to the consolidation of the operations of three of the Residential Development Corporations for the full period in 2003 as compared to a partial period in 2002 as a result of the COPI transaction on February 14, 2002; partially offset by

          o an increase of $3.1 million in other unconsolidated companies due primarily to losses recognized in the three months ended March 31, 2002 of $2.6 million on the Company's investment in DBL Holdings, Inc.;

          o an increase of $1.8 million in Temperature-Controlled Logistics Property equity in net income, primarily due to $1.7 million of deferred partnership costs in 2002; and

          o an increase of $0.7 million in Resort/Hotel Property equity in net income, primarily due to a series of transactions in October 2002 in which the Company increased its equity interest in the entity that owns the Ritz Carlton Palm Beach Hotel from 25% to 50%.

DISCONTINUED OPERATIONS

         Income from discontinued operations on assets sold and held for sale decreased $18.7 million, or 445.2%, to a loss of $14.5 million, primarily due to:

          o a decrease of approximately $12.7 million, net of $2.3 million minority interest, due to the impairment in 2003 on the 1800 West Loop South Office Property;

          o a decrease of $4.5 million, net of minority interest, due to the gain on the sale of one Office Property in the first quarter of 2002;

          o a decrease of $2.2 million due to net operating income in 2002 from seven Office Properties and two transportation companies sold during 2002;

          o a decrease of $1.0 million, net of $0.2 million minority interest, due to the impairment in 2003 on the North Dallas Athletic Club, a building located adjacent to the Stanford Corporate Centre Office Property; partially offset by

          o an increase of $1.4 million due to the write-off of goodwill for two transportation companies sold in 2002.

RESIDENTIAL DEVELOPMENT PROPERTIES

         The following provides a comparison of the results of operations of the Residential Development Properties for the three months ended March 31, 2003 and 2002.

                                                         For three months ended March 31,
                                                 ------------------------------------------------
(in thousands)                                       2003              2002            Variance
--------------                                   ------------      ------------      ------------

Operating revenues                               $     35,365      $     38,750
Operating expenses                                    (32,929)          (36,818)
Depreciation and amortization                          (2,722)             (948)
Equity in net income of
unconsolidated companies                                  970            12,483
Income tax benefit (provision)                          1,899              (898)
Minority interests                                        847              (435)
Discontinued operations                                    --               419
                                                 ------------      ------------      ------------
     Net Income                                  $      3,430      $     12,553      $     (9,123)
                                                 ============      ============      ============

       Net income for the Residential Development Properties decreased $9.1 million, or 72.7%, to $3.4 million, primarily due to:

    o a decrease of approximately $6.0 million as a result of gains recognized on the disposition of two properties at the Woodlands in 2002;

    o a decrease of approximately $3.1 million due to lower lot, unit and acreage sales at Desert Mountain, CRDI and the Woodlands in 2003;

    o a decrease of $1.9 million due to the sale of two transportation companies in December 2002 by CRDI; partially offset by

    o $1.4 million goodwill impairment at CRDI in 2002 resulting from the adoption of Statement of Financial Accounting Standards No. 142.

RESORT/HOTEL PROPERTIES

         The following provides a comparison of the results of operations of the Resort/Hotel Properties for the three months ended March 31, 2003 and 2002.

                                                           For three months ended March 31,
                                                 ------------------------------------------------
(in thousands)                                       2003              2002            Variance
--------------                                   ------------      ------------      ------------

Lease revenues                                   $      1,369      $      7,243
Operating revenues                                     62,352            31,281
Operating expenses                                    (49,740)          (23,890)
                                                 ------------      ------------      ------------
       Net Operating Income                      $     13,981      $     14,634      $       (653)
                                                 ============      ============      ============

       The net operating income for the Resort/Hotel Properties decreased $0.7 million, or 4.5%, to $14.0 million, primarily due to:

    o a decrease of $1.5 million from the resort properties due to a 4 point decline in occupancy (from 75% to 71%) and a 2.2% decline in revenue per available room from $378 to $370; partially offset by

    o an increase of $0.8 million from the business class hotel properties due to a 10 point increase in occupancy (from 65% to 75%) and a 15.8% increase in revenue per available room from $76 to $88.

                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                          FOR THE THREE
                                                          MONTHS ENDED
                                                            MARCH 31,
         (in millions)                                        2003
         --------------                                   -------------
         Cash used in Operating Activities                $      (20.2)
         Cash provided by Investing Activities                    11.4
         Cash provided by Financing Activities                     6.2
                                                          ------------
         Decrease in Cash and Cash
            Equivalents                                   $       (2.6)
         Cash and Cash Equivalents, Beginning of
            Period                                                78.4
                                                          ------------
         Cash and Cash Equivalents, End of Period         $       75.8
                                                          ============

OPERATING ACTIVITIES

         The Company's cash used in operating activities of $20.2 million is attributable to Property operations.

INVESTING ACTIVITIES

         The Company's cash provided by investing activities of $11.4 million is primarily attributable to:

               o $16.7 million resulting from a decrease in notes receivable, primarily due to payment on a short-term seller financing note attributable to the sale of two Office Properties in The Woodlands;

               o $11.4 million in cash resulting from the consolidation of entities;

               o $5.0 million from return of investments in SunTx, a private equity fund, and Office Properties; and

               o    $1.1 million of proceeds from property sales.

         The cash provided by investing activities is partially offset by:

               o $12.5 million for revenue and non-revenue enhancing tenant improvement and leasing costs for Office Properties;

               o $4.6 million for property improvements for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

               o    $2.0 million for the acquisition of rental properties;

               o $1.9 million of additional investment in unconsolidated companies, consisting primarily of investments in the Residential Development Properties and in TCL;

               o $1.3 million resulting from an increase in restricted cash, due primarily to an increase in escrow deposits for capital expenditures at the Company's Office Properties; and

               o    $0.5 million for development of investment properties.

FINANCING ACTIVITIES

         The Company's cash provided by financing activities of $6.2 million is attributable to:

               o $136.0 million borrowings under the Company's credit facility, which were used to pay off the Cigna Note and for investment in Residential Development Properties and tenant improvements, leasehold commissions and property improvements for the Office Segment;

               o $17.5 million of proceeds from borrowings for construction costs for infrastructure development on Residential Development Properties; and

               o    $10.0 million of proceeds from an increase in notes payable.

         The cash provided by financing activities is partially offset by:

               o $66.8 million decrease in notes payable, primarily resulting from the payoff of the Cigna Note;

               o $43.9 million for distributions to common shareholders and unitholders;

               o $20.7 million of Residential Development Property note payments;

               o $15.0 million of payments under the Company's credit facility;

               o    $6.6 million of distributions to preferred shareholders;

               o $3.5 million of net capital distributions to joint venture partners; and

               o $0.8 million for common shares purchased under a compensation plan.

LIQUIDITY REQUIREMENTS

         As of March 31, 2003, the Company had unfunded capital expenditures of approximately $76.4 million relating to capital investments that are not in the ordinary course of operations of the Company's business segments. The table below specifies the Company's requirements for capital expenditures and its amounts funded as of March 31, 2003, and amounts remaining to be funded (future fundings classified between short-term and long-term capital requirements):

                                                                                                           CAPITAL EXPENDITURES
                                                                                                       ----------------------------
                                                                        AMOUNT
                                                         TOTAL        FUNDED AS OF       AMOUNT        SHORT-TERM
                                                        PROJECT         MARCH 31,       REMAINING       (NEXT 12      LONG-TERM (12+
(in millions) PROJECT                                   COST(1)          2003            TO FUND        MONTHS)(2)      MONTHS)(2)
---------------------                                 -----------     ------------     -----------     -----------    --------------

     OFFICE SEGMENT
         Acquired or Developed Properties(3)          $       2.2     $      (0.6)     $       1.6     $       1.6     $        --
         The Park Shops Redevelopment(4)                     15.0            (1.0)            14.0            11.8             2.2

     RESIDENTIAL DEVELOPMENT SEGMENT(5)
         Tahoe Mountain Properties & Club                    85.3           (71.3)            14.0            14.0              --
         Desert Mountain Golf Course and
            Water Supply Pipeline                            47.7           (33.1)            14.6            14.6              --

     RESORT/HOTEL SEGMENT
         Canyon Ranch - Tucson Land -
            Construction Loan(6)                              3.2              --              3.2             1.6             1.6
         Canyon Ranch - Lenox Aquatic Center                  3.1            (2.5)             0.6             0.6              --
     OTHER
           SunTx(7)                                          19.0            (6.1)            12.9             4.0             8.9
           Spinco(8)                                         15.5              --             15.5            15.5              --
                                                      -----------     -----------      -----------     -----------     -----------
     TOTAL                                            $     191.0     $    (114.6)     $      76.4     $      63.7     $      12.7
                                                      ===========     ===========      ===========     ===========     ===========

----------

(1)      All amounts are approximate.

(2) Reflects the Company's estimate of the breakdown between short-term and long-term capital expenditures.

(3) The capital expenditures reflect the Company's ownership percentage in the Property, 25% for 5 Houston Center and 30% for Five Post Oak Park Office Properties.

(4)      Located within the Houston Center Office Property complex.

(5) Represents capital expenditures for infrastructure and amenities. The Tahoe Mountain Properties and Club project costs exclude costs for projects in which the Company anticipates sales to occur over the next 18 months.

(6) The Company committed to fund a construction loan to the purchaser of the land which will be secured by 20 developed lots and a $0.6 million letter of credit.

(7) This commitment is related to the Company's investment in a private equity fund.

(8) The Company expects to form and capitalize Spinco, which will be a separate entity to be owned by the Company's shareholders and unitholders, and to cause the new entity to commit to acquire COPI's entire membership interest in AmeriCold Logistics.

         The Company expects to fund its short-term capital requirements of approximately $63.7 million through a combination of cash, construction financing, net cash flow from operations, and borrowings under the Company's credit facility. The Company plans to meet its maturing debt obligations through December 31, 2003 of approximately $58.6 million, primarily through cash from operations, return of capital investment from the Residential Development Segment, construction loan refinancings, borrowings under the JP Morgan loan sales facility and additional borrowings under the Company's credit facility.

         The Company expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, debt service requirements, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (such as property improvements, tenant improvement and leasing costs), distributions to shareholders and unitholders, and unfunded expenses related to the COPI bankruptcy, primarily through cash flow provided by operating activities. To the extent that the Company's cash flow from operating activities is not sufficient to finance such short-term liquidity requirements, the Company expects to finance such requirements with borrowings under the Company's credit facility.

         The Company's long-term liquidity requirements as of March 31, 2003 consist primarily of debt maturities after December 31, 2003, which totaled approximately $2.4 billion. The Company also has $12.7 million of long-term capital expenditure requirements. The Company expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives as well as cash proceeds received from the sale or joint venture of Properties and return of capital investment from the Residential Development Segment.

         Debt and equity financing alternatives currently available to the Company to satisfy its liquidity requirements and commitments for material capital expenditures include:

    o Additional proceeds from the Company's credit facility, under which the Company has up to $99.8 million of borrowing capacity available as of March 31, 2003;

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

    o Restrictions on the Company's debt instruments or outstanding equity may prohibit it from incurring debt or issuing equity on terms available under then-prevailing market conditions or at all; and

    o The Company may be unable to service additional or replacement debt due to increases in interest rates and a decline in the Company's operating performance.

GUARANTEE COMMITMENTS

         The Company's guarantees in place as of March 31, 2003 are listed in the table below.

                                                                        Guaranteed Amount          Maximum
                                                                           Outstanding           Guaranteed
                                                                        at March 31, 2003          Amount
                                                                        -----------------       ------------
DEBTOR                                                                             (in thousands)
------

Crescent 5 Houston Center, L.P.(1)(2)                                      $     65,470         $     82,500
CRDI - Eagle Ranch Metropolitan District - Letter of
     Credit(3)                                                                   15,197               15,197
Blue River Land Company, L.L.C.(1)(4)                                             5,358                6,300
Main Street Partners, L.P. - Letter of Credit(1)(5)                               4,250                4,250
Manalapan Hotel Partners, L.L.C. - Letter of Credit(1)(6)                         3,000                3,000
                                                                           ------------         ------------
Total Guarantees                                                           $     93,275         $    111,247
                                                                           ============         ============

----------

(1) See Note 6, "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Unconsolidated Debt Analysis," in Item 1, "Financial Statements," for a description of the terms of this debt.

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

(4) A fully consolidated entity of CRDI in which CRDI owns 88.3%, provides a guarantee of up to 70% of the outstanding balance of the $9.0 million loan to Blue River Land Company, L.L.C.

(5) The Company and its joint venture partner each provide a Letter of Credit to guarantee $4.3 million of the principal repayment of the loan to Main Street Partners, L.P.

(6) The Company and its joint venture partner each provide a $3.0 million Letter of Credit to guarantee repayment of up to $3.0 million of principal of the Manalapan Hotel Partners, L.L.C. debt with Corus Bank.

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

                                 DEBT FINANCING

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Company's primary debt financing arrangements existing as of March 31, 2003, are shown below:

                                                         BALANCE          INTEREST
                                                     OUTSTANDING AT        RATE AT                                    EXPECTED
                                        MAXIMUM         MARCH 31,         MARCH 31,            MATURITY                PAYOFF
       DESCRIPTION(1)                 BORROWINGS          2003              2003                 DATE                   DATE
       --------------                ------------    --------------     ------------       ----------------        ---------------

SECURED FIXED RATE DEBT:                  (dollars in thousands)

  AEGON Partnership Note             $    263,961     $    263,961              7.53%      July 2009               July 2009
  LaSalle Note I                          237,264          237,264              7.83       August 2027             August 2007
  JP Morgan Mortgage Note                 194,497          194,497              8.31       October 2016            September 2006
  LaSalle Note II                         161,000          161,000              7.79       March 2028              March 2006
  Northwestern Life Note                   26,000           26,000              7.66       January 2004            January 2004
  Nomura Funding VI Note                    7,986            7,986             10.07       July 2020               July 2010
  Mitchell Mortgage Note                    1,743            1,743              7.00       September 2003          September 2003
  Metropolitan Life Note V                 37,977           37,977              8.49       December 2005           December 2005
  Woodmen of the World Note                 8,500            8,500              8.20       April 2009              April 2009
  Construction, Acquisition and
    other obligations for various                                                          April 2003 to           April 2003 to
    CRDI and MVDC projects                 22,709           20,724     2.90 to 11.25        November 2007           November 2007
                                     ------------     ------------     -------------
        Subtotal/Weighted Average    $    961,637     $    959,652              7.83%
                                     ------------     ------------     -------------

UNSECURED FIXED RATE DEBT:
  The 2009 Notes                     $    375,000     $    375,000              9.25%      April 2009              April 2009
  The 2007 Notes                          250,000          250,000              7.50       September 2007          September 2007
                                     ------------     ------------     -------------
        Subtotal/Weighted Average    $    625,000     $    625,000              8.55%
                                     ------------     ------------     -------------

SECURED VARIABLE RATE DEBT:
  Fleet Fund I and II Term Loan      $    275,000     $    275,000              4.59%      May 2005                May 2005
  Deutsche Bank - CMBS Loan(2)            220,000          220,000              5.84       May 2004                May 2006
  Construction, Acquisition and
    other obligations for various                                                          April 2003 to           April 2003 to
    CRDI projects                          58,623           33,020      3.84 to 5.25        December 2004           December 2004
  National Bank of Arizona                 50,000           36,621              4.43       December 2005           December 2005
                                     ------------     ------------     -------------
        Subtotal/Weighted Average    $    603,623     $    564,641              5.03%
                                     ------------     ------------     -------------

UNSECURED VARIABLE RATE DEBT:
  Credit Facility(3)                 $    400,000     $    285,000(5)           3.20%      May 2004                May 2005
  JP Morgan Loan Sales Facility(4)         50,000           10,000              2.75            --                      --
                                     ------------     ------------     -------------
        Subtotal/Weighted Average    $    450,000     $    295,000              3.18%
                                     ------------     ------------     -------------

     TOTAL/WEIGHTED AVERAGE          $  2,640,260     $  2,444,293              6.80%(6)
                                     ============     ============     =============

AVERAGE REMAINING TERM                                                                     7.3 years               3.7 years

----------

(1) For more information regarding the terms of the Company's debt financing arrangements, including the amounts payable at maturity for non-amortizing loans, properties securing the Company's secured debt and the method of calculation of the interest rate for the Company's variable rate debt, see Note 7, "Notes Payable and Borrowings under the Credit Facility," included in Item 1, "Financial Statements."

(2)      This loan has two one-year extension options.

(3)      This facility has a one-year extension option.

(4)      This is an uncommitted facility.

(5) The outstanding balance excludes Letters of Credit issued under the facility of $15.2 million.

(6) The overall weighted average interest rate does not include the effect of the Company's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.16%.

         Any uncured or unwaived events of default under the Company's loans can trigger an acceleration of payment on the loan in default. In addition, an event of default by the Company or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the credit facility and the Fleet Fund I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of March 31, 2003, no event of default had occurred, and the Company was in compliance with all of its debt service coverage ratios and other covenants related to its outstanding debt. The Company's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the three months ended March 31, 2003, there were no circumstances that required pre-payment penalties or increased collateral related to the Company's existing debt.

         The following table shows information about the Company's consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or the Company's anticipated payoff dates.

                                                              WEIGHTED
                                           PERCENTAGE         AVERAGE          WEIGHTED AVERAGE
  (in thousands)            BALANCE        OF DEBT(1)           RATE               MATURITY
------------------       ------------     ------------      ------------       ----------------
Fixed Rate Debt          $  1,584,652               65%              8.1%          11.2 years
Variable Rate Debt            859,641               35               4.1            1.4 years
                         ------------     ------------      ------------       --------------
Total Debt               $  2,444,293              100%              6.8%(2)        7.3 years(3)
                         ============     ============      ============       ==============

----------

(1) Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $508.4 million of hedged variable rate debt, are 86% and 14%, respectively.

(2) Including the effect of hedge arrangements, the overall weighted average interest rate would have been 7.16%.

(3) Based on contractual maturities. The overall weighted average maturity is 3.7 years based on the Company's expected payoff dates.

         Listed below are the aggregate principal payments by year required as of March 31, 2003 under indebtedness of the Company. Scheduled principal installments and amounts due at maturity are included.

                      SECURED        UNSECURED      UNSECURED DEBT
(in thousands)         DEBT             DEBT        LINE OF CREDIT      TOTAL(1)
--------------     ------------     ------------    --------------    ------------

2003(2)            $     48,583     $     10,000     $         --     $     58,583
2004                    273,799               --          285,000          558,799
2005                    365,567               --               --          365,567
2006                     18,359               --               --           18,359
2007                     26,382          250,000               --          276,382
Thereafter              791,603          375,000               --        1,166,603
                   ------------     ------------     ------------     ------------
                   $  1,524,293     $    635,000     $    285,000     $  2,444,293
                   ============     ============     ============     ============

----------

(1) These amounts do not reflect the effect of a one-year extension option on the credit facility and two one-year extension options on the Deutsche Bank - CMBS Loan.

(2) On March 31, 2003, the Company paid the $63.5 million Cigna Note in full with funds from a draw under the Company's credit facility.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. Derivative financial instruments are used to convert a portion of the Company's variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the payment of fixed rate amounts in exchange for variable rate payments over the life of the agreements without exchange of the underlying principal amount. For the three months ended March 31, 2003, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

         The following table shows information regarding the Company's cash flow hedge agreements during the three months ended March 31, 2003, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").

   EFFECTIVE           NOTIONAL         MATURITY        REFERENCE        FAIR MARKET        ADDITIONAL      UNREALIZED GAINS
    DATE(1)             AMOUNT            DATE             RATE             VALUE        INTEREST EXPENSE   (LOSSES) IN OCI
--------------       ------------     ------------     ------------      ------------    ----------------   ----------------
(in thousands)

     9/01/99         $    200,000          9/02/03             6.18%     $     (5,002)     $      2,393     $      2,285
     5/15/01              200,000          2/03/03             7.11%               --             1,048            1,057
     4/18/00              100,000          4/18/04             6.76%           (6,045)            1,351            1,048
     2/15/03              100,000          2/15/06             3.25%           (3,197)              242             (679)
     2/15/03              100,000          2/15/06             3.26%           (3,204)              242             (678)
     9/02/03              200,000          9/01/06             3.72%           (6,571)               --           (1,873)
                                                                         ------------      ------------     ------------
                                                                         $    (24,019)     $      5,276     $      1,160
                                                                         ============      ============     ============

----------

(1) During 2002, the Company entered into agreements for three cash flow hedges, two of which were effective in the first quarter of 2003, and one of which will be effective in the third quarter of 2003. These three cash flow hedges replace two of the Company's existing cash flow hedges.

         CRDI, a consolidated subsidiary of the Company, also uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt.

         The following table shows information regarding CRDI's cash flow hedge agreements and additional capitalized interest thereon as of March 31, 2003. Unlike the additional interest on the Company's cash flow hedges, which was expensed, the additional interest on CRDI's cash flow hedges was capitalized, as it is related to debt incurred for projects that are currently under development. Also presented are the unrealized gains in OCI for the three months ended March 31, 2003.

                                                                                            ADDITIONAL
    ISSUE              NOTIONAL         MATURITY        REFERENCE        FAIR MARKET       CAPITALIZED       UNREALIZED
     DATE               AMOUNT            DATE             RATE             VALUE            INTEREST       GAINS IN OCI
--------------       ------------     ------------     ------------      ------------      ------------     ------------
(in thousands)

     9/4/01          $      4,650           9/4/03             4.12%     $        (69)     $         33     $         32
     9/4/01          $      3,700           9/4/03             4.12%              (54)               25               24
                                                                         ------------      ------------     ------------
                                                                         $       (123)     $         58     $         56
                                                                         ============      ============     ============

                               RECENT DEVELOPMENTS

ASSETS HELD FOR SALE

OFFICE SEGMENT

         As of March 31, 2003, the 1800 West Loop South Office Property located in the West Loop/Galleria submarket in Houston, Texas was held for sale and the North Dallas Athletic Club, a building located adjacent to the Stanford Corporate Centre Office Property in the Far North Dallas submarket in Dallas, Texas, was held for sale. The Company recognized, as of March 31, 2003, an approximately $12.7 million impairment, net of minority interests, on the 1800 West Loop South Office Property and an approximately $1.0 million impairment, net of minority interests, on the North Dallas Athletic Club.

SALE OF PROPERTY

BEHAVIORAL HEALTHCARE PROPERTIES

         On February 27, 2003, the Company sold one behavioral healthcare property for $2.0 million, consisting of $1.3 million in cash and a $0.7 million note receivable. The Company recognized a loss on the sale of this property of approximately $0.3 million. A $2.6 million impairment charge had been recognized during 2002 related to this property.

DBL HOLDINGS, INC. ("DBL")

         Since June 1999, the Company contributed approximately $23.8 million to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2 Opportunity Fund, L.P. ("G2"). G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by Goff-Moore Strategic Partners, L.P. ("GMSP") and GMACCM. The ownership structure of GMSP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John Goff, Vice-Chairman of the Company's Board of Trust Managers and Chief Executive Officer of the Company. The remaining approximately 2% general partnership interest is owned by parties unrelated to the Company. At March 31, 2003, DBL had an approximately $13.6 million investment in G2.

         On January 2, 2003, the Company purchased the remaining 2.56% economic interest, representing 100% of the voting stock, in DBL Holdings, Inc. from Mr. Goff. Total consideration paid for Mr. Goff's interest was $0.4 million. The Board of Trust Managers of the Company, including all the independent trust managers, approved the transaction based in part on an appraisal of the assets of DBL by an independent appraisal firm. As a result of this transaction, DBL is wholly-owned by the Company and is consolidated in the Residential Development Segment as of and for the three months ended March 31, 2003. Also, because DBL owns a majority of the voting stock in MVDC and HADC, the Company has consolidated these two Residential Development Corporations as of and for the three months ended March 31, 2003.

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

         The Company has other unconsolidated equity investments with interests ranging from 12.5% to 65%. The Company does not have control of these investments due to ownership interests of 50% or less or the ownership of non-voting interests only, and therefore, these investments also are accounted for using the equity method of accounting.

        The following is a summary of the Company's ownership in significant unconsolidated joint ventures and equity investments as of March 31, 2003.

                                                                                                          COMPANY'S OWNERSHIP
                        ENTITY                                        CLASSIFICATION                      AS OF MARCH 31, 2003
                        ------                                        --------------                      --------------------
   Joint Ventures

   Main Street Partners, L.P.                                    Office (Bank One Center-Dallas)               50.0%(1)
   Crescent Miami Center L.L.C.                                  Office (Miami Center-Miami)                   40.0%(2)
   Crescent 5 Houston Center, L.P.                               Office (5 Houston Center-Houston)             25.0%(3)
   Austin PT BK One Tower Office Limited Partnership             Office (Bank One Tower-Austin)                20.0%(4)
   Houston PT Four Westlake Park Office Limited Partnership      Office (Four Westlake Park-Houston)           20.0%(4)
   Houston PT Three Westlake Park Office Limited Partnership     Office (Three Westlake Park-Houston)          20.0%(4)
   Crescent Five Post Oak Park Limited Partnership               Office (Five Post Oak-Houston)                30.0%(5)

   Equity Investments

   The Woodlands Land Development Company, L.P.                  Residential Development                       42.5%(6)(7)
   Blue River Land Company, L.L.C.                               Residential Development                       50.0%(8)
   Manalapan Hotel Partners, L.L.C.                              Resort/Hotel (Ritz Carlton Palm Beach)        50.0%(9)
   Vornado Crescent Portland Partnership                         Temperature-Controlled Logistics              40.0%(10)
   Vornado Crescent Carthage and KC Quarry, L.L.C.               Temperature-Controlled Logistics              56.0%(11)
   The Woodlands Commercial Properties Company, L.P.             Office                                        42.5%(6)(7)
   CR License, L.L.C.                                            Other                                         30.0%(12)
   The Woodlands Operating Company, L.P.                         Other                                         42.5%(6)(7)
   Canyon Ranch Las Vegas, L.L.C.                                Other                                         65.0%(13)
   SunTx Fulcrum Fund, L.P.                                      Other                                         27.8%(14)
   G2 Opportunity Fund, L.P.                                     Other                                         12.5%(15)

----------

(1) The remaining 50% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

(2) The remaining 60% interest in Crescent Miami Center, L.L.C. is owned by an affiliate of a fund managed by JP Morgan Fleming Asset Management, Inc.

(3) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Fleming Asset Management, Inc.

(4) The remaining 80% interest in each of Austin PT BK One Tower Office Limited Partnership, Houston PT Three Westlake Park Office Limited Partnership and Houston PT Four Westlake Park Office Limited Partnership is owned by an affiliate of General Electric Pension Trust.

(5) The remaining 70% interest in Crescent Five Post Oak Park Limited Partnership is owned by an affiliate of General Electric Pension Trust.

(6) The remaining 57.5% interest in each of the Woodlands Land Development Company, L.P. ("WLDC"), The Woodlands Commercial Properties Company, L.P. and The Woodlands Operating Company, L.P. is owned by an affiliate of Morgan Stanley.

(7) Distributions are made to partners based on specified payout percentages. During the three months ended March 31, 2003, the payout percentage to the Company was 52.5%.

(8) The remaining 50% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to the Company.

(9) The remaining 50% interest in Manalapan Hotel Partners, L.L.C. ("Manalapan") is owned by WB Palm Beach Investors, L.L.C.

(10) The remaining 60% interest in Vornado Crescent Portland Partnership is owned by Vornado Realty Trust, L.P.

(11) The remaining 44% in Vornado Crescent Carthage and KC Quarry, L.L.C. is owned by Vornado Realty Trust, L.P.

(12) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Company's Resort/Hotel Properties.

(13) The remaining 35% interest in Canyon Ranch Las Vegas, L.L.C. is owned by an affiliate of the management company of two of the Company's Resort/Hotel Properties.

(14) The SunTx Fulcrum Fund, L.P.'s (the "Fund") objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 72.2% of the Fund is owned by a group of individuals unrelated to the Company. The Company's ownership percentage will decline by the closing date of the Fund as capital commitments from third parties are secured. The Company's projected ownership interest at the closing of the Fund is approximately 7.5% based on the Fund manager's expectations for the final Fund capitalization. The Company accounts for its investment in the Fund under the cost method. The Company's investment at March 31, 2003 was $6.1 million.

(15) G2 Opportunity Fund, L.P. ("G2") was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. Goff-Moore Strategic Partners, L.P. ("GMSP") and GMAC Commercial Mortgage Corporation ("GMACCM") each own 21.875% of G2, with the remaining 43.75% owned by parties unrelated to the Company. See
      Note 13, "Related Party Transactions," in Item 1, "Financial Statements," for information regarding the ownership interests of trust managers and officers of the Company in GMSP.

UNCONSOLIDATED DEBT ANALYSIS

         The significant terms of the Company's share of unconsolidated debt financing arrangements existing as of March 31, 2003 are shown below.

                                                                                  BALANCE       COMPANY'S SHARE
                                                                               OUTSTANDING AT    OF BALANCE AT    INTEREST RATE AT
DESCRIPTION                                                                    MARCH 31, 2003    MARCH 31, 2003    MARCH 31, 2003
-----------                                                                    --------------   ---------------   ----------------

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT:
   Vornado Crescent Portland Partnership - 40% Company
      Goldman Sachs (1)                                                                505,008          202,003             6.89%
      Various Mortgage Notes                                                            28,931           11,572    4.25 to 12.88%
      Various Capital Leases                                                            37,401           14,961    7.00 to 13.63%
                                                                               ---------------   --------------
                                                                                       571,340          228,536
                                                                               ---------------   --------------

OFFICE SEGMENT:
   Main Street Partners, L.P. - 50% Company (2)(3)(4)                                  132,295           66,147             5.62%
   Crescent 5 Houston Center, L.P. - 25% Company (5)                                    65,470           16,368             3.60%
   Austin PT Bk One Tower Office Limited Partnership - 20% Company                      37,774            7,555             7.13%
   Houston PT Four Westlake Park Office Limited Partnership - 20% Company               48,567            9,713             7.13%
   Houston PT Three Westlake Park Office Limited Partnership - 20% Company              33,000            6,600             5.61%
   Crescent Miami Center, LLC - 40% Company                                             81,000           32,400             5.04%
   Crescent Five Post Oak Park, L.P. - 30% Company                                      45,000           13,500             4.82%

   The Woodlands Commercial Properties Co. (Woodlands CPC) - 42.5% Company
      Fleet National Bank credit facility                                               55,000           23,375             4.38%
      Fleet National Bank (3)(6)                                                         3,208            1,363             3.34%
      Various Mortgage Notes                                                             7,956            3,381     6.30 to 7.50%
                                                                               ---------------   --------------
                                                                                       509,270          180,402
                                                                               ---------------   --------------

RESIDENTIAL DEVELOPMENT SEGMENT:
   The Woodlands Land Development Co. (WLDC) - 42.5% Company:
      Fleet National Bank credit facility                                              230,000           97,750             4.38%
      Fleet National Bank (3)(6)                                                         6,581            2,797             3.34%
      Fleet National Bank (7)                                                           36,611           15,560             4.09%
   Jack Eckerd Corp.                                                                       101               43             4.25%
   Various Mortgage Notes                                                               14,922            6,343     4.25 to 6.25%
   Blue River Land Company, L.L.C.- 50% Company(8)                                       7,654            3,827             4.34%
                                                                               ---------------   --------------
                                                                                       295,869          126,320
                                                                               ---------------   --------------
RESORT/HOTEL SEGMENT:
   Manalapan Hotel Partners, L.L.C. - 50% Company
     Corus Bank (3)(9)                                                                  56,000           28,000             5.35%
                                                                               ---------------   --------------

TOTAL UNCONSOLIDATED DEBT                                                          $ 1,432,479        $ 563,258
                                                                               ===============   ==============

FIXED RATE/WEIGHTED AVERAGE                                                                                                 6.85%
VARIABLE RATE/WEIGHTED AVERAGE                                                                                              4.72%
                                                                                                                   --------------
TOTAL WEIGHTED AVERAGE                                                                                                      5.89%
                                                                                                                   --------------


                                                                                       MATURITY                    FIXED/VARIABLE
DESCRIPTION                                                                              DATE                     SECURED/UNSECURED
-----------                                                                        -----------------              -----------------

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT:
   Vornado Crescent Portland Partnership - 40% Company
      Goldman Sachs (1)                                                                       5/11/2023            Fixed/Secured
      Various Mortgage Notes                                                      7/30/2003 to 4/1/2009            Fixed/Secured
      Various Capital Leases                                                      6/1/2006 to 2/12/2016            Fixed/Secured




OFFICE SEGMENT:
   Main Street Partners, L.P. - 50% Company (2)(3)(4)                                         12/1/2004            Variable/Secured
   Crescent 5 Houston Center, L.P. - 25% Company (5)                                          5/31/2004            Variable/Secured
   Austin PT Bk One Tower Office Limited Partnership - 20% Company                             8/1/2006            Fixed/Secured
   Houston PT Four Westlake Park Office Limited Partnership - 20% Company                      8/1/2006            Fixed/Secured
   Houston PT Three Westlake Park Office Limited Partnership - 20% Company                     9/1/2007            Fixed/Secured
   Crescent Miami Center, LLC - 40% Company                                                   9/25/2007            Fixed/Secured
   Crescent Five Post Oak Park, L.P. - 30% Company                                             1/1/2008            Fixed/Secured

   The Woodlands Commercial Properties Co. (Woodlands CPC) - 42.5% Company
      Fleet National Bank credit facility                                                    11/27/2005            Variable/Secured
      Fleet National Bank (3)(6)                                                             10/31/2003            Variable/Secured
      Various Mortgage Notes                                                     11/1/2021 to 12/2/2024            Fixed/Secured




RESIDENTIAL DEVELOPMENT SEGMENT:
   The Woodlands Land Development Co. (WLDC) - 42.5% Company:
      Fleet National Bank credit facility                                                    11/27/2005            Variable/Secured
      Fleet National Bank (3)(6)                                                             10/31/2003            Variable/Secured
      Fleet National Bank (7)                                                                12/31/2005            Variable/Secured
   Jack Eckerd Corp.                                                                         12/31/2008            Variable/Secured
   Various Mortgage Notes                                                        7/1/2005 to 12/31/2008            Fixed/Secured

   Blue River Land Company, L.L.C.- 50% Company(8)                                            6/30/2004            Variable/Secured



RESORT/HOTEL SEGMENT:
   Manalapan Hotel Partners, L.L.C. - 50% Company
     Corus Bank (3)(9)                                                                       10/21/2005            Variable/Secured


TOTAL UNCONSOLIDATED DEBT


FIXED RATE/WEIGHTED AVERAGE                                                                     15.3 years
VARIABLE RATE/WEIGHTED AVERAGE                                                                   2.3 years
                                                                                   -----------------
TOTAL WEIGHTED AVERAGE                                                                           9.4 years(10)
                                                                                   -----------------

----------

(1) The Temperature-Controlled Logistics Corporation expects to repay this note on the Optional Prepayment Date of April 11, 2008.

(2) Senior Note - Note A: $83.3 million at variable interest rate, LIBOR + 189 basis points, $4.9 million at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $24.5 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. Mezzanine Note - $19.6 million at variable interest rate, LIBOR + 890 basis points with a LIBOR floor of 3.0%. Interest-rate cap agreement maximum LIBOR of 4.52% on all notes. All notes amortized based on a 25-year schedule.

(3)      This Facility has two one-year extension options.

(4) The Company and its joint venture partner each obtained a Letter of Credit to guarantee the repayment of up to $4.3 million of principal of the Main Street Partners, L.P. loan.

(5) The Company provides a full and unconditional guarantee of this loan for the construction of 5 Houston Center. The guarantee amount reduces to $41.3 million upon achievement of specified conditions, including specified customers occupying space and obtaining a certificate of occupancy; further reduction to $20.6 million upon achievement of 90% occupancy and a 1.3x debt service coverage.

(6) Woodlands CPC and WLDC entered into an Interest Rate Cap Agreement which limits interest rate exposure on the notional amount of $33.8 million to a maximum LIBOR rate of 9.0%.

(7) WLDC entered into an Interest Rate Cap Agreement which limits interest rate exposure on the notional amount of $19.5 million to a maximum LIBOR rate of 8.5%.

(8) The variable rate loan has an interest rate of LIBOR + 3%. A fully consolidated entity of CRDI, in which CRDI owns 88.3%, provides a guarantee of up to 70% of the outstanding balance of the $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $7.7 million outstanding at March 31, 2003 and the guarantee was $5.4 million.

(9) The Company and its joint venture partner each obtained a Letter of Credit to guarantee repayment of up to $3.0 million of this facility.

(10) The overall weighted average maturity would be 4.3 years if all extensions and prepayment options were exercised.

         The following table shows, as of March 31, 2003, information about the Company's share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

                                         PERCENTAGE         WEIGHTED       WEIGHTED AVERAGE
(in thousands)           BALANCE          OF DEBT         AVERAGE RATE       MATURITY(1)
------------------     ------------     ------------      ------------     ----------------

Fixed Rate Debt        $    308,028            54.69%             6.85%       15.3 years
Variable Rate Debt          255,230            45.31%             4.72%        2.3 years
                       ------------     ------------      ------------      ------------
Total Debt             $    563,258           100.00%             5.89%        9.4 years
                       ============     ============      ============      ============

----------

(1) Based on contractual maturities. The overall weighted average maturity would be 4.3 years assuming the election of extension options on debt instruments and expected repayment of a note on the optional prepayment date.

         Listed below is the Company's share of aggregate principal payments, by year, required as of March 31, 2003 related to the Company's unconsolidated debt. Scheduled principal installments and amounts due at maturity are included.

                            SECURED
         (in thousands)     DEBT(1)
         --------------   ------------

         2003             $     18,534
         2004                   97,059
         2005                  151,744
         2006                   17,486
         2007                   41,151
         Thereafter            237,284
                          ------------
                          $    563,258
                          ============

----------

(1)      These amounts do not reflect the effect of extension options.

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of March 31, 2003, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties, with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space.

         The Temperature-Controlled Logistics Corporation leases the Temperature-Controlled Logistics Properties to AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COPI. The Company has no economic interest in AmeriCold Logistics. See Note 14, "COPI," for information on the proposed acquisition of COPI's 40% interest in AmeriCold Logistics by a new entity to be owned by the Company's shareholders.

         AmeriCold Logistics, as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. On February 22, 2001, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics agreed to restructure certain financial terms of the leases, including a reduction of the rental obligation for 2001 and 2002, the increase of the Temperature-Controlled Logistics Corporation's share of capital expenditures for the maintenance of the properties (effective January 1, 2000) and the extension of the date on which deferred rent is required to be paid to December 31, 2003. On March 7, 2003, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics amended the leases to further extend the date on which deferred rent is required to be paid to December 31, 2004.

         AmeriCold Logistics deferred $5.6 million of the total $37.0 million of rent payable for the three months ended March 31, 2003. The Company's share of the deferred rent was $2.2 million. The Company recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $2.2 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the three months ended March 31, 2003. As of March 31, 2003, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $47.9 million and $39.8 million, respectively, of which the Company's portions were $19.2 million and $15.9 million, respectively.

VORNADO CRESCENT CARTHAGE AND KC QUARRY, L.L.C. ("VCQ")

         As of March 31, 2003, the Company held a 56% interest in Vornado Crescent Carthage and KC Quarry, L.L.C. ("VCQ"). The assets of VCQ include two quarries and the related land. The Company accounts for this investment as an unconsolidated equity investment because the Company does not control the joint venture.

         On December 31, 2002, VCQ purchased $5.7 million of trade receivables from AmeriCold Logistics at a 2% discount. The Company contributed approximately $3.1 million to VCQ for the purchase of the trade receivables. The receivables were collected during the three months ended March 31, 2003.

         On March 28, 2003, VCQ purchased $6.6 million of trade receivables from AmeriCold Logistics at a 2% discount. VCQ used cash from collection of trade receivables previously purchased from AmeriCold Logistics and a $2.0 million contribution from its owners, of which approximately $0.8 million represented the Company's contribution, for the purchase of the trade receivables. As of May 5, 2003, the receivables were collected.

                         SIGNIFICANT ACCOUNTING POLICIES

CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its assumptions and estimates on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities where that information is available from other sources. Certain estimates are particularly sensitive due to their significance to the financial statements. Actual results may differ significantly from management's estimates. The Company believes that the most significant accounting policies that involve the use estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates are the following:

    o    Valuation for impairment of the Company's assets and investments,

    o Relative Fair Value Method/Cost of Sales (Residential Development entities),

    o    Capitalization of Interest (Residential Development entities), and

    o    Allowance for doubtful accounts.

         IMPAIRMENTS. Real estate and leasehold improvements are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company records assets held for sale at the lower of carrying value or sales price less costs to sell. For assets classified as held and used, these assets are tested for recoverability when events or changes in circumstances indicate that the estimated carrying amount may not be recoverable. An impairment loss is recognized when expected undiscounted future cash flows from a Property is less than the carrying value of the Property. The Company's estimates of cash flows of the Properties requires the Company to make assumptions related to future rental rates, occupancies, operating expenses, the ability of the Company's tenants to perform pursuant to their lease obligations and proceeds to be generated from the eventual sale of the Company's Properties. Any changes in estimated future cash flows due to changes in the Company's plans or views of market and economic conditions could result in recognition of additional impairment losses.

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

         RELATIVE SALES METHOD AND PERCENTAGE OF COMPLETION. The Company recognizes earnings from the sale of Residential Development Properties when a third-party buyer has made an adequate cash down payment and has attained the attributes of ownership. The cost of residential property sold is defined based on the type of product being purchased. The cost of sales for residential lots is generally determined as a specific percentage of the sales revenues recognized for each Residential Development project. The percentages are based on total estimated development costs and sales revenue for each Residential Development project. These estimates are revised annually and are based on the then-current development strategy and operating assumptions utilizing internally developed projections for product type, revenue and related development costs. The cost of sale for residential units (such as townhomes and condominiums) is determined using the relative sales value method. If the residential unit has been sold prior to the completion of infrastructure cost, and those uncompleted costs are not significant in relation to total costs; the full accrual method is utilized. Under this method, 100% of the revenue is recognized and a commitment liability is established to reflect the allocated estimated future costs to complete the residential unit. If the Company's estimates of costs or the percentage of completion is incorrect; it could result in either an increase or decrease in cost of sales expense or revenue recognized and therefore, an increase or decrease in net income.

         CAPITALIZATION OF INTEREST. The Company commences capitalization of interest when development activities and expenditures begin and ceases to capitalize interest upon "completion," which is defined as the time when the asset is ready for its intended use. The Company uses judgment in determining the time period over which to capitalize such interest and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period is extended, more interest is capitalized, thereby increasing net income.

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

ADOPTION OF NEW ACCOUNTING STANDARDS

         STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 145. In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires the reporting of gains and losses from early extinguishment of debt be included in the determination of net income unless criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," which allows for extraordinary item classification, are met. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied in fiscal years beginning after May 15, 2002. The Company adopted this Statement for fiscal 2003 and expects no impact in 2003 beyond the classification of costs related to early extinguishments of debt, which were shown in the Company's 2001 Consolidated Statements of Operations as an extraordinary item.

         SFAS NOS. 148 AND 123. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," effective for fiscal years ending after December 15, 2002, to amend the transition and disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In addition to the prospective transition method of accounting for Stock-Based Employee Compensation using the fair value method provided in SFAS No. 123, SFAS No. 148 permits two additional transition methods, both of which avoid the ramp-up effect arising from prospective application of the fair value method. The Retroactive Restatement Method requires companies to restate all periods presented to reflect the Stock-Based Employee Compensation under the fair value method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The Modified Prospective Method requires companies to recognize Stock-Based Employee Compensation from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method in SFAS No. 123 had been used to account for employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Also, in the absence of a single accounting method for Stock-Based Employee Compensation, SFAS No. 148 expands disclosure requirements from those existing in SFAS No. 123, and requires disclosure of whether, when, and how an entity adopted the preferable, fair value method of accounting.

         Effective January 1, 2003, the Company adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis as permitted, which requires that the value of stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. As the Company did not grant any stock options in the three months ended March 31, 2003, there was no impact of this adoption to the financial statements. With respect to the Company's stock options which were granted prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's common shares at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. During the three months ended March 31, 2003, no compensation cost was recognized for grants of stock options made prior to 2003 under the Company stock option plans because the Company's policy is to grant stock options with an exercise price equal to the quoted closing market price of the Company's common shares on the grant date. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                ------------------------------------
(in thousands, except per share amounts)              2003              2002
----------------------------------------          ------------      ------------

Net (loss) income available to common
    shareholders, as reported                     $    (19,330)     $     10,586
Deduct: total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects                            (838)             (980)
Pro forma net (loss) income                       $    (20,168)     $      9,606
(Loss) Earnings per share:
Basic - as reported                               $      (0.19)     $       0.10
Basic - pro forma                                 $      (0.20)     $       0.09
Diluted - as reported                             $      (0.19)     $       0.10
Diluted - pro forma                               $      (0.20)     $       0.09

         FASB INTERPRETATION 45. In November 2002, the FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and liability-recognition requirements for a guarantor of certain types of debt. The new guidance requires a guarantor to recognize a liability at the inception of a guarantee which is covered by the new requirements whether or not payment is probable, creating the new concept of a "stand-ready" obligation. Initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See
Note 9, "Commitments and Contingencies" in Item 1, "Financial Information," for disclosure of the Company's guarantees at March 31, 2003. The Company adopted FIN 45 effective January 1, 2003. The Company has not entered into additional debt guarantees during the three months ended March 31, 2003.

         FASB INTERPRETATION 46. On January 15, 2003, the FASB approved the issuance of Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Under FIN 46, consolidation requirements are effective immediately for new Variable Interest Entities ("VIEs") created after January 31, 2003. The consolidation requirements apply to existing VIEs in the first fiscal year or interim period beginning after June 15, 2003. VIEs are generally a legal structure used for business enterprises that either do not have equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of the new guidance is to improve reporting by addressing when a company should include in its financial statements the assets, liabilities and activities of another entity such as a VIE. FIN 46 requires a VIE to be consolidated by a company if the company is subject to a majority of the risk of loss from the VIEs activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. These disclosure requirements are as follows: (a) the nature, purpose, size, and activities of the variable interest entity; and, (b) the enterprise's maximum exposure to loss as a result of its involvement with the VIE. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated. The Company is assessing the impact of this Interpretation, if any, on its existing entities and does not believe the impact will be significant on its liquidity, financial position, and results of operations. The Company did not create any VIEs subsequent to January 31, 2003.

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

         The National Association of Real Estate Investment Trusts ("NAREIT") developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance for an equity REIT, and for its investment segments. However, FFO should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance.

         The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the three months ended March 31, 2003 and 2002 were $43.8 million, and $49.7 million, respectively. The Company reported FFO of $41.4 million and $64.1 million for the three months ended March 31, 2003 and 2002, respectively.

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

         Accordingly, the Company believes that to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net income and cash flows reported in the consolidated financial statements and notes to the consolidated financial statements. However, the Company's measure of FFO may not be comparable to similarly titled measures of other REITs because these REITs may apply the definition of FFO in a different manner than the Company.

                CONSOLIDATED STATEMENTS OF FUNDS FROM OPERATIONS

                                                                  FOR THE THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     2003              2002
                                                                 ------------      ------------
                                                                         (in thousands)
Net (loss) income                                                $    (12,755)     $     13,961
Adjustments to reconcile net (loss) income to
   funds from operations:
Depreciation and amortization of real estate assets                    36,301            32,139
Loss (gain) on property sales, net                                        226            (2,796)
Cumulative effect of a change in accounting principle                      --             9,172
Impairment and other adjustments related to
   real estate assets and assets held for sale                         17,028               600
Adjustment for investments in real estate mortgages
   and equity of unconsolidated companies:
     Office Properties                                                  2,822             2,162
     Resort/Hotel Properties                                              394                --
     Residential Development Properties                                   739               903
     Temperature-Controlled Logistics Properties                        5,510             5,711
     Other                                                                 22             2,646
Unitholder minority interest                                           (2,295)            3,004
Series A Preferred Share distributions                                 (4,556)           (3,375)
Series B Preferred Share distributions                                 (2,019)               --
                                                                 ------------      ------------
Funds from operations(1)                                         $     41,417      $     64,127
                                                                 ============      ============

Investment Segments:
   Office Segment                                                $     72,260      $     80,572
   Resort/Hotel Segment                                                15,631            20,910
   Residential Development Segment                                      5,288            15,561
   Temperature-Controlled Logistics Segment                             7,017             5,401
Other:
     Corporate general and administrative                              (6,415)           (6,392)
     Corporate and other adjustments:
        Interest expense                                              (43,233)          (42,272)
        Series A Preferred Share distributions                         (4,556)           (3,375)
        Series B Preferred Share distributions                         (2,019)               --
        Other(2)                                                       (2,556)           (6,278)
                                                                 ------------      ------------
Funds from operations(1)                                         $     41,417      $     64,127
                                                                 ============      ============

Basic weighted average shares                                          99,218           104,938
                                                                 ============      ============
Diluted weighted average shares and units(3)                          116,974           118,633
                                                                 ============      ============

----------

(1) To calculate basic funds from operations, deduct unitholder minority interest.

(2) Includes interest and other income, behavioral healthcare property income, preferred return paid to GMACCM in 2002, other unconsolidated companies, less depreciation and amortization of non-real estate assets and amortization of deferred financing costs and other expenses.

(3) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Company's basic weighted average shares to the diluted weighted average shares/units presented above:

                                                 FOR THE THREE MONTHS
                                                    ENDED MARCH 31,
                                             -----------------------------
(shares/units in thousands)                      2003             2002
----------------------------------------     ------------     ------------

Basic weighted average shares:                     99,218          104,938
Add: Weighted average units                        17,752           13,185
     Share and unit options                             4              510
                                             ------------     ------------
Diluted weighted average shares and
units                                             116,974          118,633
                                             ============     ============

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH FLOW HEDGES

         No material changes in the Company's market risk occurred from December 31, 2002 through March 31, 2003. Information regarding the Company's market risk at December 31, 2002 is contained in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2003, the Company issued an aggregate of 6,596 common shares to holders of Operating partnership units in exchange for 3,298 units. The issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company has registered the resale of such common shares under the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The exhibits required by this item are set forth on the Exhibit Index attached hereto.

(b)      Reports on Form 8-K

                  Form 8-K dated May 6, 2003, furnished May 6, 2003, under Item 9 in accordance with interim guidance issued by the Securities and Exchange Commission in release No. 33-8216, for the purpose of reporting, under Item 12 - Results of Operations and Financial Condition, the Company's 2003 first quarter earnings.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CRESCENT REAL ESTATE EQUITIES COMPANY
                                            (Registrant)

                               By /s/ John C. Goff
                                  ----------------------------------------------
                                      John C. Goff
         Date: May 7, 2003            Vice-Chairman of the Board and Chief
                                      Executive Officer



                               By /s/ Jerry R. Crenshaw, Jr
                                  ----------------------------------------------
                                      Jerry R. Crenshaw, Jr.
                                      Executive Vice President and Chief
                                      Financial Officer
         Date: May 7, 2003            (Principal Financial and Accounting
                                      Officer)

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


Date:  May 7, 2003

                                             /s/ John C. Goff
                                             -----------------------------------
                                             Name:  John C. Goff
                                             Title: Chief Executive Officer

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


Date: May 7, 2003

                                    /s/ Jerry R. Crenshaw, Jr.
                                    --------------------------------------------
                                    Jerry R. Crenshaw, Jr.
                                    Executive Vice President, Chief Financial
                                    and Accounting Officer

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

     4.05                  Statement of Designation of 9.50% Series B Cumulative
                           Redeemable Preferred Shares of Crescent Real Estate
                           Equities Company dated May 13, 2002 (filed as Exhibit
                           No. 2 to the Registrant's Form 8-A dated May 14, 2002
                           (the "Form 8-A") and incorporated herein by reference)

     4.06                  Form of Certificate of 9.50% Series B Cumulative
                           Redeemable Preferred Shares of Crescent Real Estate
                           Equities Company (filed as Exhibit No. 4 to the Form
                           8-A and incorporated herein by reference)

     *4 Pursuant to Regulation S-K Item 601 (b) (4) (iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Registrant

     10.01                 Third Amended and Restated Agreement of Limited
                           Partnership of Crescent Real Estate Equities Limited
                           Partnership, dated as of January 2, 2003 (filed herewith)

     99.01                 Certifications of Chief Executive Officer and Chief
                           Financial and Accounting Officer pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002 (filed herewith)