Form 10-Q
period 2003-06-30
CRESCENT REAL ESTATE EQUITIES CO
filed 2003-08-07
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 2003
                           COMMISSION FILE NO. 1-13038


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

                       YES [X]           NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                       YES [X]           NO [ ]

Number of shares outstanding of each of the registrant's classes of preferred and common shares, as of August 4, 2003.

     Series A Convertible Cumulative Preferred Shares, par value $0.01 per share:      10,800,000
     Series B Cumulative Redeemable Preferred Shares, par value $0.01 per share:        3,400,000
     Common Shares, par value $0.01 per share:                                         99,247,894

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I:        FINANCIAL INFORMATION                                                                   PAGE
Item 1.    Financial Statements

           Consolidated Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002
           (audited).............................................................................        3

           Consolidated Statements of Operations for the three and six months ended June
           30, 2003 and 2002 (unaudited).........................................................        4

           Consolidated Statement of Shareholders' Equity for the six months ended
           June 30, 2003 (unaudited).............................................................        5

           Consolidated Statements of Cash Flows for the six months ended June 30, 2003
           and 2002 (unaudited)..................................................................        6

           Notes to Consolidated Financial Statements............................................        7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       37

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................       62

Item 4.    Controls and Procedures...............................................................       62

PART II:       OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.............................................       62

Item 4.    Submission of Matters to a Vote of Security Holders...................................       63

Item 6.    Exhibits and Reports on Form 8-K......................................................       63

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                       JUNE 30,     DECEMBER 31,
                                                                                         2003           2002
                                                                                     -----------    -----------
                                                                                     (UNAUDITED)     (AUDITED)
ASSETS:
Investments in real estate:
   Land                                                                              $   318,404    $   304,319
   Land held for investment or development                                               441,941        447,778
   Building and improvements                                                           2,933,203      2,903,244
   Furniture, fixtures and equipment                                                     120,693        115,198
   Properties held for disposition, net                                                   40,902         61,469
   Less - accumulated depreciation                                                      (794,568)      (733,172)
                                                                                     -----------    -----------
        Net investment in real estate                                                $ 3,060,575    $ 3,098,836

   Cash and cash equivalents                                                         $    71,933    $    78,444
   Restricted cash and cash equivalents                                                   91,028        105,786
   Accounts receivable, net                                                               40,256         42,046
   Deferred rent receivable                                                               61,283         60,973
   Investments in real estate mortgages and equity of
     unconsolidated companies                                                            542,956        562,643
   Notes receivable, net                                                                 107,556        115,494
   Income tax asset-current and deferred, net                                             50,322         39,709
   Other assets, net                                                                     182,311        184,468
                                                                                     -----------    -----------
        Total assets                                                                 $ 4,208,220    $ 4,288,399
                                                                                     ===========    ===========

LIABILITIES:
   Borrowings under Credit Facility                                                  $   252,000    $   164,000
   Notes payable                                                                       2,212,751      2,218,910
   Accounts payable, accrued expenses and other liabilities                              335,243        375,902
                                                                                     -----------    -----------
        Total liabilities                                                            $ 2,799,994    $ 2,758,812
                                                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
   Operating partnership, 8,874,402 and 8,878,342 units, at June 30, 2003
     and December 31, 2002, respectively                                             $   115,270    $   130,802
   Consolidated real estate partnerships                                                  38,822         43,972
                                                                                     -----------    -----------
        Total minority interests                                                     $   154,092    $   174,774
                                                                                     -----------    -----------

SHAREHOLDERS' EQUITY:
   Preferred shares, $0.01 par value, authorized 100,000,000 shares:
   Series A Convertible Cumulative Preferred Shares,
      liquidation preference of $25.00 per share,
      10,800,000 shares issued and outstanding
      at June 30, 2003 and December 31, 2002                                         $   248,160    $   248,160
   Series B Cumulative Preferred Shares
      liquidation preference of $25.00 per share,
      3,400,000 shares issued and outstanding
      at June 30, 2003 and December 31, 2002                                              81,923         81,923
   Common shares, $0.01 par value, authorized 250,000,000 shares,
      124,294,941 and 124,280,867 shares issued and outstanding
      at June 30, 2003 and December 31, 2002, respectively                                 1,236          1,236
   Additional paid-in capital                                                          2,243,397      2,243,419
   Deferred compensation on restricted shares                                             (5,253)        (5,253)
   Accumulated deficit                                                                  (827,874)      (728,060)
   Accumulated other comprehensive income                                                (27,241)       (27,252)
                                                                                     -----------    -----------
                                                                                     $ 1,714,348    $ 1,814,173
   Less - shares held in treasury, at cost, 25,125,649 and 25,068,759
      common shares at June 30, 2003 and December 31, 2002, respectively                (460,214)      (459,360)
                                                                                     -----------    -----------
        Total shareholders' equity                                                   $ 1,254,134    $ 1,354,813
                                                                                     -----------    -----------

        Total liabilities and shareholders' equity                                   $ 4,208,220    $ 4,288,399
                                                                                     ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                   FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                                                        ENDED JUNE 30,           ENDED JUNE 30,
                                                                                   ----------------------    ----------------------
                                                                                     2003         2002         2003         2002
                                                                                   ---------    ---------    ---------    ---------
REVENUE:
        Office Property                                                            $ 127,334    $ 138,378    $ 256,068    $ 277,967
        Resort/Hotel Property                                                         51,632       53,523      115,353       92,047
        Residential Development Property                                              54,207       83,480       89,572      126,541
                                                                                   ---------    ---------    ---------    ---------
             Total Property revenue                                                  233,173      275,381      460,993      496,555
                                                                                   ---------    ---------    ---------    ---------

EXPENSE:
        Office Property real estate taxes                                             18,475       19,973       36,606       40,461
        Office Property operating expenses                                            43,977       40,978       86,798       84,138
        Resort/Hotel Property expense                                                 42,658       42,212       92,399       66,102
        Residential Development Property expense                                      47,831       74,327       80,760      113,678
                                                                                   ---------    ---------    ---------    ---------
             Total Property expense                                                  152,941      177,490      296,563      304,379
                                                                                   ---------    ---------    ---------    ---------

             Income from Property Operations                                          80,232       97,891      164,430      192,176
                                                                                   ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE):
        Income from investment land sales, net                                         1,627           --        1,728           --
        Interest and other income                                                      1,185        1,843        2,853        4,069
        Corporate general and administrative                                          (6,185)      (5,333)     (12,600)     (11,725)
        Interest expense                                                             (43,073)     (46,450)     (86,306)     (88,722)
        Amortization of deferred financing costs                                      (2,544)      (2,701)      (4,968)      (5,021)
        Depreciation and amortization                                                (35,958)     (34,444)     (74,653)     (67,084)
        Impairment and other charges related
           to real estate assets                                                          --       (1,000)      (1,200)      (1,000)
        Other expenses                                                                  (368)          --         (495)          --
        Equity in net income (loss) of unconsolidated companies:
             Office Properties                                                         1,864        1,471        3,322        2,781
             Resort/Hotel Properties                                                   1,382           --        2,125           --
             Residential Development Properties                                        1,540        6,179        2,510       18,662
             Temperature-Controlled Logistics Properties                                (406)        (417)       1,101         (727)
             Other                                                                       214         (465)        (815)      (4,526)
                                                                                   ---------    ---------    ---------    ---------

        Total Other Income (Expense)                                                 (80,722)     (81,317)    (167,398)    (153,293)
                                                                                   ---------    ---------    ---------    ---------

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY
   INTERESTS AND INCOME TAXES                                                           (490)      16,574       (2,968)      38,883
        Minority interests                                                            (1,846)      (4,809)        (899)     (12,328)
        Income tax benefit (provision)                                                 3,090         (874)       5,605        4,008
                                                                                   ---------    ---------    ---------    ---------

INCOME BEFORE DISCONTINUED OPERATIONS AND
   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                 754       10,891        1,738       30,563
        Discontinued operations - income (loss) on assets sold and held for sale         649         (588)         624          784
        Discontinued operations - (loss) gain on assets sold and held for sale          (881)       1,648      (14,595)       3,737
        Cumulative effect of a change in accounting principle                             --           --           --       (9,172)
                                                                                   ---------    ---------    ---------    ---------

NET INCOME (LOSS)                                                                        522       11,951      (12,233)      25,912

Series A Preferred Share distributions                                                (4,556)      (4,215)      (9,112)      (7,590)
Series B Preferred Share distributions                                                (2,019)      (1,009)      (4,038)      (1,009)
                                                                                   ---------    ---------    ---------    ---------

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS                                 $  (6,053)   $   6,727    $ (25,383)   $  17,313
                                                                                   =========    =========    =========    =========

BASIC EARNINGS PER SHARE DATA:
        Net (loss) income before discontinued operations and
           cumulative effect of a change in accounting principle                   $   (0.06)   $    0.06    $   (0.12)   $    0.21
        Discontinued operations - income (loss) on assets sold and held for sale        0.01        (0.01)        0.01         0.01
        Discontinued operations - (loss) gain on assets sold and held for sale         (0.01)        0.02        (0.15)        0.04
        Cumulative effect of a change in accounting principle                             --           --           --        (0.09)
                                                                                   ---------    ---------    ---------    ---------

        Net (loss) income - basic                                                  $   (0.06)   $    0.07    $   (0.26)   $    0.17
                                                                                   =========    =========    =========    =========

DILUTED EARNINGS PER SHARE DATA:
        Net (loss) income before discontinued operations and
           cumulative effect of a change in accounting principle                   $   (0.06)   $    0.06    $   (0.12)   $    0.21
        Discontinued operations - income (loss) on assets sold and held for sale        0.01        (0.01)        0.01         0.01
        Discontinued operations - (loss) gain on assets sold and held for sale         (0.01)        0.02        (0.15)        0.04
        Cumulative effect of a change in accounting principle                             --           --           --        (0.09)
                                                                                   ---------    ---------    ---------    ---------

        Net (loss) income - diluted                                                $   (0.06)   $    0.07    $   (0.26)   $    0.17
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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)
                                   (unaudited)

                                                        Series A                     Series B
                                                    Preferred Shares             Preferred Shares           Treasury Shares
                                                ------------------------     -----------------------    ------------------------
                                                  Shares      Net Value        Shares     Net Value       Shares       Net Value
                                                ----------   -----------     ---------   -----------    ----------   -----------
SHAREHOLDERS' EQUITY, December 31, 2002         10,800,000   $   248,160     3,400,000   $    81,923    25,068,759   $  (459,360)

Issuance of Common Shares                               --            --            --            --            --            --

Accretion of Discount on Employee
   Stock Option Notes                                   --            --            --            --            --            --

Issuance of Shares in Exchange for Operating
   Partnership Units                                    --            --            --            --            --            --

Share Purchase under Compensation Plan                  --            --            --            --        56,890          (854)

Dividends Paid                                          --            --            --            --            --            --

Net (Loss) Income                                       --            --            --            --            --            --

Unrealized and Realized Gain (Loss)
   on Marketable Securities                             --            --            --            --            --            --

Unrealized Net Loss on Cash Flow Hedges                 --            --            --            --            --            --

                                               -----------   -----------   -----------   -----------   -----------   -----------
SHAREHOLDERS' EQUITY, June 30, 2003             10,800,000   $   248,160     3,400,000   $    81,923    25,125,649   $  (460,214)
                                               ===========   ===========   ===========   ===========   ===========   ===========
                                                                                              Deferred
                                                     Common Shares           Additional    Compensation
                                                -------------------------     Paid-in      on Restricted    Accumulated
                                                  Shares       Par Value      Capital          Shares        (Deficit)
                                                -----------   -----------   -----------    -------------    -----------
SHAREHOLDERS' EQUITY, December 31, 2002         124,280,867   $     1,236   $ 2,243,419    $    (5,253)   $  (728,060)

Issuance of Common Shares                             6,194            --            96             --             --

Accretion of Discount on Employee
   Stock Option Notes                                    --            --          (126)            --             --

Issuance of Shares in Exchange for Operating
   Partnership Units                                  7,880            --             8             --             --

Share Purchase under Compensation Plan                   --            --            --             --             --

Dividends Paid                                           --            --            --             --        (74,431)

Net (Loss) Income                                        --            --            --             --        (25,383)

Unrealized and Realized Gain (Loss)
   on Marketable Securities                              --            --            --             --             --

Unrealized Net Loss on Cash Flow Hedges                  --            --            --             --             --

                                               ------------   -----------   -----------    -----------    -----------
SHAREHOLDERS' EQUITY, June 30, 2003             124,294,941   $     1,236   $ 2,243,397    $    (5,253)   $  (827,874)
                                               ============   ===========   ===========    ===========    ===========
                                                    Accumulated
                                                      Other
                                                   Comprehensive
                                                      Income           Total
                                                   -------------    -----------
SHAREHOLDERS' EQUITY, December 31, 2002            $     (27,252)   $ 1,354,813

Issuance of Common Shares                                     --             96

Accretion of Discount on Employee
   Stock Option Notes                                         --           (126)

Issuance of Shares in Exchange for Operating
   Partnership Units                                          --              8

Share Purchase under Compensation Plan                        --           (854)

Dividends Paid                                                --        (74,431)

Net (Loss) Income                                             --        (25,383)

Unrealized and Realized Gain (Loss)
   on Marketable Securities                                  383            383

Unrealized Net Loss on Cash Flow Hedges                     (372)          (372)

                                                   -------------    -----------
SHAREHOLDERS' EQUITY, June 30, 2003                $     (27,241)   $ 1,254,134
                                                   =============    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                                         2003          2002
                                                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                                      $ (12,233)   $  25,912
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
              Depreciation and amortization                                                               79,621       72,105
              Residential Development cost of sales                                                       50,158       94,088
              Residential Development capital expenditures                                               (50,196)     (49,981)
              Discontinued operations                                                                     15,089         (401)
              Impairment and other charges related to real estate assets                                   1,200        1,000
              Income from investment in land sales, net                                                   (1,728)          --
              Minority interests                                                                             899       12,328
              Cumulative effect of a change in accounting principle                                           --        9,172
              Non-cash compensation                                                                          (30)          84
              Distributions received in excess of earnings from unconsolidated companies:
                   Office Properties                                                                       3,012           --
                   Other                                                                                   1,217           --
              Equity in (earnings) loss net of distributions received from unconsolidated companies:
                   Office Properties                                                                          --         (373)
                   Resort/Hotel Properties                                                                (2,125)          --
                   Residential Development Properties                                                     (2,463)      (5,866)
                   Temperature-Controlled Logistics Properties                                            (1,101)         727
                   Other                                                                                      --        5,522
              Change in assets and liabilities, net of effects of DBL
               consolidation/COPI transaction:
                   Restricted cash and cash equivalents                                                   17,487       13,992
                   Accounts receivable                                                                     4,464       11,391
                   Deferred rent receivable                                                                 (310)      (1,124)
                   Income tax asset - current and deferred                                                (7,049)     (15,887)
                   Other assets                                                                            4,154       10,681
                   Accounts payable, accrued expenses and other liabilities                              (61,576)     (69,770)
                                                                                                       ---------    ---------
                   Net cash provided by operating activities                                              38,490      113,600
                                                                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Net cash impact of DBL consolidation/COPI transaction                                       11,374       38,226
              Proceeds from property sales                                                                 6,428       20,381
              Acquisition of rental properties                                                            (2,000)      (8,410)
              Development of investment properties                                                        (1,158)      (1,178)
              Property improvements - Office Properties                                                   (7,908)      (7,757)
              Property improvements - Resort/Hotel Properties                                             (3,360)     (10,230)
              Tenant improvement and leasing costs - Office Properties                                   (28,555)     (18,028)
              Residential Development Properties Investments                                             (15,218)      (7,269)
              (Increase) decrease in restricted cash and cash equivalents                                 (2,729)       8,931
              Return of investment in unconsolidated companies:
                   Office Properties                                                                       2,344          256
                   Residential Development Properties                                                         --        8,082
                   Temperature-Controlled Logistics Properties                                             3,201           --
                   Other                                                                                   5,409           --
              Investment in unconsolidated companies:
                   Office Properties                                                                         (83)          --
                   Residential Development Properties                                                     (1,691)     (24,478)
                   Temperature-Controlled Logistics Properties                                              (834)        (128)
                   Other                                                                                    (750)        (446)
              Decrease (increase) in notes receivable                                                     20,513       (6,840)
                                                                                                       ---------    ---------
                   Net cash used in investing activities                                                 (15,017)      (8,888)
                                                                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Debt financing costs                                                                        (1,932)     (10,057)
              Borrowings under Credit Facility                                                           187,000      110,000
              Payments under Credit Facility                                                             (99,000)    (256,500)
              Notes payable proceeds                                                                      92,435      375,000
              Notes payable payments                                                                     (92,416)     (66,186)
              Residential Development Properties notes payable borrowings                                 41,316       32,087
              Residential Development Properties notes payable payments                                  (47,808)     (65,221)
              Purchase of GMAC preferred interest                                                             --     (187,000)
              Capital distributions - joint venture partner                                               (7,831)      (3,805)
              Capital distributions - joint venture preferred equity                                          --       (6,437)
              Proceeds from exercise of share options                                                         --          412
              Treasury shares purchase under compensation plan                                              (854)          --
              Common share repurchases held in Treasury                                                       --      (28,510)
              Issuance of preferred shares - Series A                                                         --       48,160
              Issuance of preferred shares - Series B                                                         --       81,923
              Series A Preferred Share distributions                                                      (9,112)      (7,590)
              Series B Preferred Share distributions                                                      (4,038)      (1,009)
              Dividends and unitholder distributions                                                     (87,744)     (88,680)
                                                                                                       ---------    ---------
                    Net cash used in financing activities                                                (29,984)     (73,413)
                                                                                                       ---------    ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                          (6,511)      31,299
CASH AND CASH EQUIVALENTS,
              Beginning of period                                                                         78,444       36,285
                                                                                                       ---------    ---------
CASH AND CASH EQUIVALENTS,
              End of Period                                                                            $  71,933    $  67,584
                                                                                                       =========    =========


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

         The direct and indirect subsidiaries of Crescent Equities at June 30, 2003 included:

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

         The following table shows the consolidated subsidiaries of the Company that owned or had an interest in real estate assets and the real estate assets that each subsidiary owned or had an interest in as of June 30, 2003.

Operating Partnership         Wholly-owned assets - The Avallon IV, Chancellor Park, Datran Center (two office properties), Houston Center (three office properties and the Houston Center Shops)(1).
                              These properties are included in the Company's Office Segment.

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

Crescent Real Estate          Wholly-owned assets - The Aberdeen, The Avallon I, II & III, Carter Burgess Plaza, The
Funding I, L.P.               Citadel, The Crescent Atrium, The Crescent Office Towers, Regency Plaza One, Waterside
("Funding I")                 Commons and 125 E. John Carpenter Freeway.  These properties are included in the
                              Company's Office Segment.

Crescent Real Estate          Wholly-owned assets - Albuquerque Plaza, Barton Oaks Plaza One, Briargate Office and
Funding II, L.P.              Research Center, Las Colinas Plaza, Liberty Plaza I & II, MacArthur Center I & II,
("Funding II")                Ptarmigan Place, Stanford Corporate Centre, Two Renaissance Square and 12404 Park
                              Central.  These properties are included in the Company's Office Segment.  The Hyatt
                              Regency Albuquerque and the Park Hyatt Beaver Creek Resort & Spa. These properties are included in the Company's Resort/Hotel Segment.

Crescent Real Estate          Wholly-owned assets - Greenway Plaza Office Properties (ten office properties).  These
Funding III, IV and V,        properties are included in the Company's Office Segment.  Renaissance Houston Hotel is
L.P. ("Funding III, IV        included in the Company's Resort/Hotel Segment.
and V")(2)

Crescent Real Estate          Wholly-owned asset - Canyon Ranch - Lenox, included in the Company's Resort/Hotel
Funding VI, L.P.              Segment.
("Funding VI")

Crescent Real Estate          Wholly-owned assets - Five behavioral healthcare properties.
Funding VII, L.P.
("Funding VII")

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Crescent Real Estate          Wholly-owned assets - The Addison, Addison Tower, Austin Centre, The Avallon V, Frost
Funding VIII, L.P.            Bank Plaza, Greenway I and IA (two office properties), Greenway II, Johns Manville
("Funding VIII")              Plaza, Palisades Central I, Palisades Central II, Stemmons Place, Trammell Crow
                              Center(3), 3333 Lee Parkway, 1800 West Loop South, 5050 Quorum, 44 Cook and 55
                              Madison.  These properties are included in the Company's Office Segment.  The Canyon
                              Ranch - Tucson, Omni Austin Hotel, and Ventana Inn & Spa, all of which are included in the Company's Resort/Hotel Segment.

Crescent 707 17th             Wholly-owned assets - 707 17th Street, included in the Company's Office Segment, and
Street, L.L.C.                The Denver Marriott City Center, included in the Company's Resort/Hotel Segment.

Crescent Real Estate          Wholly-owned assets - Fountain Place and Post Oak Central (three office properties),
Funding X, L.P.               all of which are included in the Company's Office Segment.
("Funding X")

Crescent Spectrum             Wholly-owned asset - Spectrum Center, included in the Company's Office Segment.
Center, L.P.(4)

Mira Vista Development        Equity Investments, consolidated - Mira Vista (98% interest), included in the Company's
Corp. ("MVDC")                Residential Development Segment.


Houston Area Development      Equity Investments, consolidated - Falcon Point (98% interest), Falcon Landing (98%
Corp. ("HADC")                interest) and Spring Lakes (98% interest).  These properties are included in the
                              Company's Residential Development Segment.


Desert Mountain               Equity Investments, consolidated -  Desert Mountain (93% interest), included in the
Development Corporation       Company's Residential Development Segment.
("DMDC")

The Woodlands Land            Equity Investments, unconsolidated - The Woodlands (42.5% interest)(5), included in the
Company ("TWLC")              Company's Residential Development Segment.

Crescent Resort               Equity Investments, consolidated - Eagle Ranch (60% interest), Main Street Junction
Development Inc. ("CRDI")     (30% interest), Main Street Station (30% interest), Main Street Station Vacation Club
                              (30% interest), Riverbend (60% interest), Park Place at Riverfront (64% interest), Park
                              Tower at Riverfront (64% interest), Promenade Lofts at Riverfront (64% interest),
                              Creekside at Riverfront (64% interest), Cresta (60% interest), Snow Cloud (64%
                              interest), Horizon Pass Lodge (64% interest), One Vendue Range (62% interest), Old
                              Greenwood (71.2% interest), Tahoe Mountain Resorts (57% - 71.2% interest).  These properties are included in the Company's Residential Development Segment.

                              Equity Investment, unconsolidated - Blue River Land Company, L.L.C. - Three Peaks (30%
                              interest), included in the Company's Residential Development Segment.

Crescent TRS Holdings         Equity Investments, unconsolidated - two quarries (56% interest).  These properties are
Corp.                         included in the Company's Temperature-Controlled Logistics Segment.

---------
     (1) During the second quarter of 2003, The Park Shops was renamed the Houston Center Shops.

     (2) Funding III owns nine of the ten office properties in the Greenway Plaza office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns 9 Greenway, the remaining office property in the Greenway Plaza office portfolio.

     (3) The Company owns the principal economic interest in Trammell Crow Center through its ownership of fee simple title to the property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and the building.

     (4) In May 2003, Crescent Spectrum Center, L.P. exercised its option to acquire the Spectrum Center property in exchange for the mortgage on the property.

     (5) Distributions are made to partners based on specified payout percentages. During the six months ended June 30, 2003, the Company's payout percentage and economic interest were 52.5%.

         See Note 7, "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies," for a table that lists the Company's ownership in significant unconsolidated joint ventures and equity investments as of June 30, 2003.

         See Note 8, "Notes Payable and Borrowings Under Credit Facility," for a list of certain other subsidiaries of the Company, all of which are consolidated in the Company's financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SEGMENTS

         The assets and operations of the Company were divided into four investment segments at June 30, 2003, as follows:

         o        Office Segment;

         o        Resort/Hotel Segment;

         o        Residential Development Segment; and

         o        Temperature-Controlled Logistics Segment.

         Within these segments, the Company owned in whole or in part the following real estate assets (the "Properties") as of June 30, 2003:

         o OFFICE SEGMENT consisted of 73 office properties, including three retail properties (collectively referred to as the "Office Properties"), located in 25 metropolitan submarkets in six states, with an aggregate of approximately 29.5 million net rentable square feet. 61 of the Office Properties are wholly-owned and 12 are owned through joint ventures, five of which are consolidated and seven of which are unconsolidated.

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

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Company's ownership of real estate mortgages and voting and non-voting common stock representing interests of 98% to 100% in five residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through partnership arrangements, owned in whole or in part 23 upscale residential development properties, 21 of which are consolidated and two of which are unconsolidated (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Company's 40% interest in Vornado Crescent Portland Partnership (the "Temperature-Controlled Logistics Partnership") and a 56% interest in the Vornado Crescent Carthage and KC Quarry L.L.C. The Temperature-Controlled Logistics Partnership owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Corporation (the "Temperature-Controlled Logistics Corporation"), a REIT. As of June 30, 2003, the Temperature-Controlled Logistics Corporation directly or indirectly owned 88 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space. As of June 30, 2003, the Vornado Crescent Carthage and KC Quarry, L.L.C. owned two quarries and the related land. The Company accounts for its interests in the Temperature-Controlled Logistics Partnership and in the Vornado Crescent Carthage and KC Quarry L.L.C. as unconsolidated equity investments.

         See Note 3, "Segment Reporting," for a table showing total revenues, operating expenses, equity in net income (loss) of unconsolidated companies and funds from operations for each of these investment segments for the three and six months ended June 30, 2003 and 2002, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of these investment segments at June 30, 2003 and December 31, 2002.

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

         Certain amounts in prior period financial statements have been reclassified to conform to current period presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This section should be read in conjunction with the more detailed information regarding the Company's significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ADOPTION OF NEW ACCOUNTING STANDARDS

         SFAS NO. 145. In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires the reporting of gains and losses from early extinguishment of debt be included in the determination of net income unless criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," which allows for extraordinary item classification, are met. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied in fiscal years beginning after May 15, 2002. The Company adopted this Statement for fiscal 2003 and expects no impact in 2003 beyond the classification of costs related to early extinguishments of debt, which were shown in the Company's 2001 Consolidated Statements of Operations as an extraordinary item.

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

         Effective January 1, 2003, the Company adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis as permitted, which requires that the value of stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. During the six months ended June 30, 2003, the Company granted stock options and recognized compensation expense that was not significant to its results of operations. With respect to the Company's stock options which were granted prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's common shares at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. During the six months ended June 30, 2003, no compensation cost was recognized for grants of stock options made prior to 2003 under the Company stock option plans because the Company's policy is to grant stock options with an exercise price equal to the quoted closing market price of the Company's common shares on the grant date. Had compensation cost for the Plans been determined based on the

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Company's net (loss) income and (loss) earnings per share would have been reduced to the following pro forma amounts:


                                              FOR THE THREE MONTHS ENDED JUNE 30,    FOR THE SIX MONTHS ENDED JUNE 30,
                                              -----------------------------------    ---------------------------------
(in thousands, except per share amounts)          2003                  2002            2003                  2002
----------------------------------------      -------------         -------------    ----------            -----------
Net (loss) income available to common
     shareholders, as reported                $      (6,053)        $       6,727    $  (25,383)           $    17,313
Deduct: total stock-based employee
     compensation expense determined under
     fair value based method for all awards            (765)               (1,093)       (1,602)                (2,073)
                                              -------------         -------------    ----------            -----------
Pro forma net (loss) income                   $      (6,818)        $       5,634    $  (26,985)           $    15,240
(Loss) earnings per share:
Basic - as reported                           $       (0.06)        $        0.07    $    (0.26)           $      0.17
Basic - pro forma                             $       (0.07)        $        0.05    $    (0.27)           $      0.15
Diluted - as reported                         $       (0.06)        $        0.07    $    (0.26)           $      0.17
Diluted - pro forma                           $       (0.07)        $        0.05    $    (0.27)           $      0.14


         SFAS NO. 149. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact, if any, on the Company's financial condition or its results of operations.

         SFAS NO. 150. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer should classify and measure certain financial instruments that have both liability and equity characteristics. The provisions of this Statement are to be applied to financial instruments entered into or modified after May 31, 2003 and to existing instruments as of the beginning of the first interim financial reporting period after June 15, 2003. The adoption of this statement is not expected to have a material impact, if any, on the Company's financial condition or its results of operations.

         FASB INTERPRETATION 45. In November 2002, the FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, and liability-recognition requirements for a guarantor of certain types of debt. The new guidance requires a guarantor to recognize a liability at the inception of a guarantee which is covered by the new requirements whether or not payment is probable, creating the new concept of a "stand-ready" obligation. Initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See
Note 10, "Commitments and Contingencies," for disclosure of the Company's guarantees at June 30, 2003. The Company adopted FIN 45 effective January 1, 2003.

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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         The following tables present reconciliations for the three and six months ended June 30, 2003 and 2002 of basic and diluted earnings per share from "Income before discontinued operations and cumulative effect of a change in accounting principle" to "Net (loss) income available to common shareholders." The table also includes weighted average shares on a basic and diluted basis.


                                                                          FOR THE THREE MONTHS ENDED JUNE 30,
                                                        ------------------------------------------------------------------------
                                                                       2003                                 2002
                                                        -----------------------------------    ---------------------------------
                                                         Income      Wtd. Avg.    Per Share     Income    Wtd. Avg.    Per Share
(in thousands, except per share amounts)                 (Loss)       Shares       Amount       (Loss)      Shares       Amount
----------------------------------------                --------     --------     ---------    --------   ---------    ---------
BASIC EPS -
Income before discontinued operations                   $    754       99,170                  $ 10,891     104,888
Series A Preferred Share distributions                    (4,556)                                (4,215)
Series B Preferred Share distributions                    (2,019)                                (1,009)
                                                        --------     --------      -------     --------     -------      -------
Net (loss) income available to common shareholders
  before discontinued operations                        $ (5,821)      99,170        (0.06)    $  5,667     104,888      $  0.06
Discontinued operations - income (loss) on assets
  sold and held for sale                                     649                      0.01         (588)                   (0.01)
Discontinued operations- (loss) gain on assets sold
  and held for sale                                         (881)                    (0.01)       1,648                     0.02
                                                        --------     --------      -------     --------     -------      -------
Net (loss) income available to common shareholders      $ (6,053)      99,170        (0.06)    $  6,727     104,888      $  0.07
                                                        ========     ========      =======     ========     =======      =======


                                                                          FOR THE THREE MONTHS ENDED JUNE 30,
                                                        ------------------------------------------------------------------------
                                                                       2003                                 2002
                                                        -----------------------------------    ---------------------------------
                                                         Income      Wtd. Avg.    Per Share     Income    Wtd. Avg.    Per Share
(in thousands, except per share amounts)                 (Loss)       Shares       Amount       (Loss)      Shares       Amount
----------------------------------------                --------     --------     ---------    --------   ---------    ---------
DILUTED EPS -
Income before discontinued operations                   $    754       99,170                  $ 10,891     104,888
Series A Preferred Share distributions                    (4,556)                                (4,215)
Series B Preferred Share distributions                    (2,019)                                (1,009)
                                                        --------     --------      -------     --------     -------      -------
Effect of dilutive securities
  Additional common shares relating to
  share and unit options                                                   13                                 1,225
Net (loss) income available to common shareholders
  before discontinued operations                        $ (5,821)      99,183        (0.06)    $  5,667     106,113      $  0.06
Discontinued operations - income (loss) on assets
  sold and held for sale                                     649                      0.01         (588)                   (0.01)
Discontinued operations - (loss) gain on assets sold
  and held for sale                                         (881)                    (0.01)       1,648                     0.02
                                                        --------     --------      -------     --------     -------      -------
Net (loss) income available to common shareholders      $ (6,053)      99,183        (0.06)    $  6,727     106,113      $  0.07
                                                        ========     ========      =======     ========     =======      =======

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                                        ------------------------------------------------------------------------
                                                                       2003                                 2002
                                                        -----------------------------------    ---------------------------------
                                                         Income      Wtd. Avg.    Per Share     Income    Wtd. Avg.    Per Share
(in thousands, except per share amounts)                 (Loss)       Shares       Amount       (Loss)      Shares       Amount
----------------------------------------                --------     --------     ---------    --------   ---------    ---------
BASIC EPS -
Income before discontinued operations
  and cumulative effect of a change in accounting
  principle                                             $  1,738       99,194                  $ 30,563     104,913
Series A Preferred Share distributions                    (9,112)                                (7,590)
Series B Preferred Share distributions                    (4,038)                                (1,009)
                                                        --------     --------      -------     --------     -------      -------
Net (loss) income available to common shareholders
  before discontinued operations and cumulative
  effect of a change in accounting principle            $(11,412)      99,194        (0.12)    $ 21,964     104,913      $  0.21
Discontinued operations - income on assets sold and
  held for sale                                              624                      0.01          784                     0.01
Discontinued operations - (loss) gain on assets sold
  and held for sale                                      (14,595)                    (0.15)       3,737                     0.04
Cumulative effect of a change in accounting principle         --                        --       (9,172)                   (0.09)
                                                        --------     --------      -------     --------     -------      -------
Net (loss) income available to common shareholders      $(25,383)      99,194        (0.26)    $ 17,313     104,913      $  0.17
                                                        ========     ========      =======     ========     =======      =======

                                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                                        ------------------------------------------------------------------------
                                                                       2003                                 2002
                                                        -----------------------------------    ---------------------------------
                                                         Income      Wtd. Avg.    Per Share     Income    Wtd. Avg.    Per Share
(in thousands, except per share amounts)                 (Loss)       Shares       Amount       (Loss)      Shares       Amount
----------------------------------------                --------     --------     ---------    --------   ---------    ---------
DILUTED EPS -
Income before discontinued operations
  and cumulative effect of a change in accounting
  principle                                             $  1,738       99,194                  $ 30,563     104,913
Series A Preferred Share distributions                    (9,112)                                (7,590)
Series B Preferred Share distributions                    (4,038)                                (1,009)
                                                        --------     --------      -------     --------     -------      -------
Effect of dilutive securities
  Additional common shares relating to
  share and unit options                                                    7                                   838
Net (loss) income available to common shareholders
  before discontinued operations and cumulative
  effect of a change in accounting principle            $(11,412)      99,201        (0.12)    $ 21,964     105,751      $  0.21
Discontinued operations - income on assets sold and
  held for sale                                              624                      0.01          784                     0.01
Discontinued operations - (loss) gain on assets sold
  and held for sale                                      (14,595)                    (0.15)       3,737                     0.04
Cumulative effect of a change in accounting principle         --                        --       (9,172)                   (0.09)
                                                        --------     --------      -------     --------     -------      -------
Net (loss) income available to common shareholders      $(25,383)      99,201        (0.26)    $ 17,313     105,751      $  0.17
                                                        ========     ========      =======     ========     =======      =======

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         This table presents supplemental cash flows disclosures for the six months ended June 30, 2003 and 2002.

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                                          ----------------------------------
      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                        2003         2002
                                                                              ---------    ---------
      (in thousands)
      --------------
      Interest paid on debt                                                   $  76,240    $  71,064
      Interest capitalized - Office Properties                                       --          248
      Interest capitalized - Residential Development Properties                   8,297        5,558
      Additional interest paid in conjunction with cash flow hedges              10,114       12,012
                                                                              ---------    ---------
      Total interest paid                                                     $  94,651    $  88,882
                                                                              =========    =========

      Cash paid for income taxes                                              $   1,640    $  11,000
                                                                              =========    =========

      SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING
         ACTIVITIES:

      Conversion of Operating Partnership units to common shares with resulting reduction in minority interest and increases in
         common shares and additional paid-in capital                         $       8    $      22
      Unrealized and realized gain (loss) on marketable securities                  383       (1,149)
      Impairment and other charges related to real estate assets                 18,018        3,048
      Adjustment of cash flow hedge to fair value                                  (487)       6,046

      SUPPLEMENTAL SCHEDULE OF  2003 CONSOLIDATION OF DBL, MVDC AND
         HADC AND THE 2002 TRANSFER OF ASSETS AND ASSUMPTION OF LIABILITIES
         PURSUANT TO THE FEBRUARY 14, 2002 AGREEMENT WITH COPI:

      Net investment in real estate                                           $  (9,692)   $(570,175)
      Restricted cash and cash equivalents                                           --       (3,968)
      Accounts receivable, net                                                   (3,057)     (23,338)
      Investments in real estate mortgages and equity of
         unconsolidated companies                                                13,552      309,103
      Notes receivable, net                                                         (25)      29,816
      Income tax asset - current and deferred, net                               (3,564)     (21,784)
      Other assets, net                                                            (820)     (63,263)
      Notes payable                                                                 312      129,157
      Accounts payable, accrued expenses and other liabilities                   12,696      201,159
      Minority interest - consolidated real estate partnerships                   1,972       51,519
                                                                              ---------    ---------
      Increase in cash                                                        $  11,374    $  38,226
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

         NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance for an equity REIT and for its investment segments. However, FFO should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company's measure of FFO may not be comparable to similarly titled measures of other REITs if those REITs apply the definition of FFO in a different manner than the Company.

         Selected financial information related to each segment for the three and six months ended June 30, 2003 and 2002, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of the segments at June 30, 2003 and December 31, 2002, are presented below:

   SELECTED FINANCIAL INFORMATION:                     FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                   -----------------------------------------------------------------------------------
                                                                              TEMPERATURE-
                                                                RESIDENTIAL    CONTROLLED
                                    OFFICE       RESORT/HOTEL   DEVELOPMENT     LOGISTICS      CORPORATE
(in thousands)                      SEGMENT        SEGMENT        SEGMENT        SEGMENT       AND OTHER       TOTAL
--------------                     ---------     ------------   -----------   ------------     ---------     ---------
Property revenues                  $127,334(1)     $ 51,632       $ 54,207       $    --       $     --      $233,173
Other income                             --              --             --            --          2,812         2,812
                                   --------        --------       --------       -------       --------      --------
     Total revenue                 $127,334        $ 51,632       $ 54,207       $    --       $  2,812(2)   $235,985
                                   ========        ========       ========       =======       ========      ========
Property operating expenses        $ 62,452        $ 42,658       $ 47,831       $    --       $     --      $152,941
Other operating expenses                 --              --             --            --         88,128        88,128
                                   --------        --------       --------       -------       --------      --------
     Total expenses                $ 62,452        $ 42,658       $ 47,831       $    --       $ 88,128(2)   $241,069
                                   ========        ========       ========       =======       ========      ========
Equity in net income (loss) of
   unconsolidated companies        $  1,864        $  1,382       $  1,540       $  (406)      $    214      $  4,594
                                   ========        ========       ========       =======       ========      ========
Funds from operations              $ 70,011        $ 12,356       $  5,705       $ 5,079       $(56,710)     $ 36,441 (5)
                                   ========        ========       ========       =======       ========      ========


   SELECTED FINANCIAL INFORMATION:                     FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                   -----------------------------------------------------------------------------------
                                                                              TEMPERATURE-
                                                                RESIDENTIAL    CONTROLLED
                                    OFFICE       RESORT/HOTEL   DEVELOPMENT     LOGISTICS      CORPORATE
(in thousands)                      SEGMENT        SEGMENT        SEGMENT        SEGMENT       AND OTHER       TOTAL
--------------                     ---------     ------------   -----------   ------------     ---------     ---------
Property revenues                  $138,378(1)     $ 53,523       $ 83,480       $   --        $     --      $275,381
Other income                             --              --             --           --           1,843         1,843
                                   --------        --------       --------       ------        --------      --------
     Total revenue                 $138,378        $ 53,523       $ 83,480       $   --        $  1,843(2)   $277,224
                                   ========        ========       ========       ======        ========      ========
Property operating expenses        $ 60,951        $ 42,212       $ 74,327       $   --        $     --      $177,490
Other operating expenses                 --              --             --           --          89,928        89,928
                                   --------        --------       --------       ------        --------      --------
     Total expenses                $ 60,951        $ 42,212       $ 74,327       $   --        $ 89,928(2)   $267,418
                                   ========        ========       ========       ======        ========      ========
Equity in net income (loss) of
   unconsolidated companies        $  1,471        $     --       $  6,179       $ (417)       $   (465)     $  6,768
                                   ========        ========       ========       ======        ========      ========
Funds from operations              $ 80,502        $ 12,637       $ 12,474       $5,374        $(57,782)     $ 53,205 (5)
                                   ========        ========       ========       ======        ========      ========


   SELECTED FINANCIAL INFORMATION:                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   ----------------------------------------------------------------------------------
                                                                              TEMPERATURE-
                                                                RESIDENTIAL    CONTROLLED
                                    OFFICE       RESORT/HOTEL   DEVELOPMENT    LOGISTICS      CORPORATE
(in thousands)                      SEGMENT        SEGMENT        SEGMENT       SEGMENT       AND OTHER      TOTAL
--------------                     ---------     ------------   -----------   ------------    ---------     ---------
Property revenues                  $ 256,068(1)   $ 115,353     $  89,572        $    --      $      --     $ 460,993
Other income                              --             --            --             --          4,581         4,581
                                   ---------      ---------     ---------        -------      ---------     ---------
     Total revenue                 $ 256,068      $ 115,353     $  89,572        $    --      $   4,581(2)  $ 465,574
                                   =========      =========     =========        =======      =========     =========
Property operating expenses        $ 123,404      $  92,399     $  80,760        $    --      $      --     $ 296,563
Other operating expenses                  --             --            --             --        180,222       180,222
                                   ---------      ---------     ---------        -------      ---------     ---------
     Total expenses                $ 123,404      $  92,399     $  80,760        $    --      $ 180,222(2)  $ 476,785
                                   =========      =========     =========        =======      =========     =========
Equity in net income (loss) of
   unconsolidated companies        $   3,322      $   2,125     $   2,510        $ 1,101      $    (815)    $   8,243
                                   =========      =========     =========        =======      =========     =========
Funds from operations              $ 142,271      $  27,987     $  10,993        $12,096      $(115,489)    $  77,858 (5)
                                   =========      =========     =========        =======      =========     =========

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   SELECTED FINANCIAL INFORMATION:                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   ---------------------------------------------------------------------------------
                                                                              TEMPERATURE-
                                                                RESIDENTIAL    CONTROLLED
                                    OFFICE       RESORT/HOTEL   DEVELOPMENT    LOGISTICS      CORPORATE
(in thousands)                      SEGMENT        SEGMENT        SEGMENT       SEGMENT       AND OTHER       TOTAL
--------------                     ---------     ------------   -----------   ------------    ---------     ---------
Property revenues                  $ 277,967(1)   $  92,047      $ 126,541      $    --       $      --     $ 496,555
Other income                              --             --             --           --           4,069         4,069
                                   ---------      ---------      ---------      -------       ---------     ---------
     Total revenue                 $ 277,967      $  92,047      $ 126,541      $    --       $   4,069(2)  $ 500,624
                                   =========      =========      =========      =======       =========     =========
Property operating expenses        $ 124,599      $  66,102      $ 113,678      $    --       $      --     $ 304,379
Other operating expenses                  --             --             --           --         173,552       173,552
                                   ---------      ---------      ---------      -------       ---------     ---------
     Total expenses                $ 124,599      $  66,102      $ 113,678      $    --       $ 173,552(2)  $ 477,931
                                   =========      =========      =========      =======       =========     =========
Equity in net income (loss) of
   unconsolidated companies        $   2,781      $      --      $  18,662      $  (727)      $  (4,526)    $  16,190
                                   =========      =========      =========      =======       =========     =========
Funds from operations              $ 161,074      $  33,547      $  28,035      $10,775       $(116,099)    $ 117,332(5)
                                   =========      =========      =========      =======       =========     =========

----------
    See footnotes to the following table.

                                                                                   TEMPERATURE-
                                                                     RESIDENTIAL    CONTROLLED
                                            OFFICE     RESORT/HOTEL  DEVELOPMENT    LOGISTICS    CORPORATE
(in millions)                              SEGMENT       SEGMENT       SEGMENT       SEGMENT     AND OTHER       TOTAL
-------------                              --------    ------------  -----------   ------------  ---------      -------
TOTAL ASSETS BY SEGMENT:(3)
  Balance at June 30, 2003                 $ 2,529        $   499      $   748      $   303       $   129       $ 4,208
  Balance at December 31, 2002               2,626            502          723          304           133         4,288
CONSOLIDATED PROPERTY LEVEL FINANCING:
  Balance at June 30, 2003                 $(1,368)       $  (133)     $   (87)     $    --       $  (877)(4)   $(2,465)
  Balance at December 31, 2002              (1,371)          (130)         (93)          --          (789)(4)    (2,383)
CONSOLIDATED OTHER LIABILITIES:
  Balance at June 30, 2003                 $   (92)       $   (40)     $  (136)     $    --       $   (67)      $  (335)
  Balance at December 31, 2002                (135)           (44)        (125)          --           (72)         (376)
MINORITY INTERESTS:
  Balance at June 30, 2003                 $    (8)       $    (7)     $   (24)     $    --       $  (115)      $  (154)
  Balance at December 31, 2002                 (11)            (8)         (25)          --          (131)         (175)

----------

(1) Includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $0.9 million and $0.6 million for the three months ended June 30, 2003 and 2002, respectively and $2.9 million and $1.7 million for the six months ended June 30, 2003 and 2002, respectively.

(2) For purposes of this Note, Corporate and Other include income from investment land sales, net, corporate interest and other income, general and administrative, interest expense, depreciation and amortization, amortization of deferred financing costs, preferred return paid to GMAC Commercial Mortgage Corporation ("GMACCM") for 2002, preferred dividends, other unconsolidated companies, impairment and other charges and other expenses.

(3) Total assets by segment is inclusive of investments in real estate mortgages and equity of unconsolidated companies, net of unconsolidated debt.

(4)      Inclusive of Corporate bonds and credit facility.

(5) The following table presents a reconciliation of Consolidated Funds from Operations to Net Income (Loss).

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              RECONCILIATION OF CONSOLIDATED FUNDS FROM OPERATIONS


                                                                FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,               ENDED JUNE 30,
                                                               ------------------------      ------------------------
(in thousands)                                                    2003          2002           2003           2002
--------------                                                 ---------      ---------      ---------      ---------
Consolidated Funds from Operations                             $  36,441      $  53,205      $  77,858      $ 117,332
Adjustments to reconcile Consolidated Funds from
  Operations to Net Income (Loss):
     Depreciation and amortization of real estate assets         (33,099)       (33,530)       (69,400)       (65,669)
     (Loss) gain on property sales, net                              (62)         1,420           (288)         5,665
     Impairment and other adjustments related to real
        estate assets and assets held for sale                      (990)            --        (18,018)        (2,048)
     Cumulative effect of a change in accounting principle            --             --             --         (9,172)
     Adjustment for investments in real estate
        mortgages and equity of unconsolidated companies:
           Office Properties                                      (3,013)        (1,889)        (5,835)        (4,051)
           Resort/Hotel Properties                                  (355)            --           (749)            --
           Residential Development Properties                        512         (2,051)          (227)        (2,954)
           Temperature-Controlled Logistics Properties            (5,486)        (5,790)       (10,996)       (11,501)
           Other                                                     104         (3,130)            82         (5,776)
     Unitholder minority interest                                   (105)        (1,508)         2,190         (4,513)
     Series A Preferred share distributions                        4,556          4,215          9,112          7,590
     Series B Preferred share distributions                        2,019          1,009          4,038          1,009
                                                               ---------      ---------      ---------      ---------
Net Income (Loss)                                              $     522      $  11,951      $ (12,233)     $  25,912
                                                               =========      =========      =========      =========


4. DISCONTINUED OPERATIONS

         In August 2001, the FASB issued SFAS No. 144, which requires that the results of operations of assets sold or held for sale, and any gains or losses recognized on assets sold and held for sale, be disclosed separately in the Company's Consolidated Statements of Operations. The Company adopted SFAS No. 144 on January 1, 2002. In accordance with SFAS No. 144, the results of operations of the assets sold or held for sale have been presented as "Discontinued operations - income (loss) on assets sold and held for sale," and gain or loss and impairments in the assets sold or held for sale have been presented as "Discontinued operations - (loss) gain on assets sold and held for sale" in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002. The impairment charges represent the difference between the carrying value of assets sold or held for sale and the actual or estimated sales price, less costs of sale. The carrying value of the assets held for sale has been reflected as "Properties held for disposition, net" in the accompanying Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002.


ASSETS HELD FOR SALE

OFFICE SEGMENT

         As of June 30, 2003, the 1800 West Loop South Office Property located in the West Loop/Galleria submarket in Houston, Texas was held for sale. During the six months ended June 30, 2003, the Company recognized an approximately $12.7 million impairment charge, net of minority interests, on the 1800 West Loop South Office Property.

         As of June 30, 2003, the Company determined that the North Dallas Athletic Club, a building adjacent to the Stanford Corporate Centre Office Property in the Far North Dallas submarket in Dallas, Texas was no longer held for sale due to the Company's negotiations to contract a new operator. The Property has been reclassified from "Properties held for disposition, net" to "Building and improvements," "Furniture, fixtures and equipment" and "Accumulated depreciation" in the accompanying Consolidated Balance Sheets with a book value of $0.6 million, net of accumulated depreciation of $0.8 million. The impairment charge of $1.0 million, net of minority interest, recorded during the first quarter of 2003, has been reclassified from "Discontinued operations -
(loss) gain on assets sold and held for sale" to "Impairment and other charges related to real estate assets" in the accompanying Consolidated Statement of Operations.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BEHAVIORAL HEALTHCARE PROPERTIES

         On February 27, 2003, the Company sold a behavioral healthcare property for $2.0 million, consisting of $1.3 million in cash and a $0.7 million note receivable. The Company recognized a loss on the sale of this property of approximately $0.3 million. A $2.3 million impairment charge, net of minority interest, had been recognized during 2002 related to this property.

         On May 2, 2003, the Company sold one additional behavioral healthcare property for $2.1 million. The Company recognized a loss on the sale of this property of approximately $0.1 million. A $0.7 million impairment charge, net of minority interest, was recognized during the first quarter of 2003 related to this property.

         The Company also recognized a $0.8 million impairment charge, net of minority interest, during the second quarter of 2003 on a behavioral healthcare property held for sale and under contract for sale at June 30, 2003. This property was sold on July 10, 2003.

         As of June 30, 2003, the Company owned five behavioral healthcare properties.

SUMMARY OF ASSETS HELD FOR SALE

         The following table indicates the major classes of assets of the Properties held for sale.

       (in thousands)                    JUNE 30, 2003(1)    DECEMBER 31, 2002
       --------------                    ----------------    -----------------
       Land                                 $  9,523            $ 12,802
       Buildings and improvements             39,291              56,875
       Furniture, fixture and equipment          935               1,665
       Accumulated depreciation               (8,847)             (9,873)
                                            --------            --------
       Net investment in real estate        $ 40,902            $ 61,469
                                            ========            ========

---------

(1) Includes the 1800 West Loop South Office Property and five behavioral healthcare properties.


         The following table presents rental revenue, operating expenses, depreciation and amortization, net income and impairments for the six months ended June 30, 2003 and 2002 for Properties held for sale as of June 30, 2003.


     FOR THE SIX MONTHS ENDED JUNE 30,

                                                     DEPRECIATION
                                      OPERATING           AND              NET
                        REVENUE(1)    EXPENSES(1)    AMORTIZATION(1)    INCOME(1)   IMPAIRMENTS(2)
                        ----------    -----------    ---------------    ---------   --------------
    (in thousands)
    --------------
            2003          $2,889         $1,548            $303           $1,038        $16,818
            2002           2,802          1,623             819              360             --

---------

(1) Includes the 1800 West Loop South Office Property.

(2) Includes impairments of 1800 West Loop South and two behavioral healthcare properties, before minority interests of $2.6 million.

5. OTHER ASSET DISPOSITIONS

INVESTMENT LAND DISPOSITIONS

         On April 24, 2003, the Company completed the sale of approximately one-half acre of undeveloped land located in Dallas, Texas. The sale generated net proceeds and a net gain of approximately $0.3 million. This land was wholly-owned by the Company.

         On May 15, 2003, the Company completed the sale of approximately 24.8 acres of undeveloped land located in Coppell, Texas. The sale generated net proceeds of $3.0 million and a net gain of approximately $1.1 million. This land was wholly-owned by the Company.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         As of June 30, 2003, the Company sold approximately 3.5 acres of undeveloped land located in Houston, Texas. Subsequent to the end of the second quarter, the sale agreement was modified. Under the terms of the modified sale agreement, the Company generated proceeds of $2.1 million, net of closing costs, and a note receivable in the amount of $11.8 million, with annual installments of principal and interest payments beginning June 27, 2004 through maturity on June 27, 2010. The principal payment amounts are calculated based upon a 20-year amortization and the interest rate is 4% for the first two years and thereafter the prime rate, as defined in the note, through maturity. Based on the terms of the modified sale agreement, the Company will fully recognize a net gain of approximately $8.9 million in the third quarter of 2003. This land was wholly-owned by the Company.

6. TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         As of June 30, 2003, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties, with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space.

         The Temperature-Controlled Logistics Corporation leases the Temperature-Controlled Logistics Properties to AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of Crescent Operating, Inc. ("COPI"). The Company has no economic interest in AmeriCold Logistics. See Note 15, "COPI," for information on the proposed acquisition of COPI's 40% interest in AmeriCold Logistics by a new entity to be owned by the Company's shareholders.

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

         AmeriCold Logistics deferred $18.5 million of the total $76.4 million of rent payable for the six months ended June 30, 2003. The Company's share of the deferred rent was $7.4 million. The Company recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $7.4 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the six months ended June 30, 2003. As of June 30, 2003, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $59.1 million and $52.8 million, respectively, of which the Company's portions were $23.6 million and $21.1 million, respectively.

VORNADO CRESCENT CARTHAGE AND KC QUARRY, L.L.C.

         As of June 30, 2003, the Company held a 56% interest in Vornado Crescent Carthage and KC Quarry, L.L.C. ("VCQ"). The assets of VCQ include two quarries and the related land. The Company accounts for this investment as an unconsolidated equity investment because the Company does not control the joint venture.

         On December 31, 2002, VCQ purchased $5.7 million of trade receivables from AmeriCold Logistics at a 2% discount. The Company contributed approximately $3.1 million to VCQ for the purchase of the trade receivables. The receivables were collected during the three months ended March 31, 2003.

         On March 28, 2003, VCQ purchased $6.6 million of trade receivables from AmeriCold Logistics at a 2% discount. VCQ used cash from collection of trade receivables previously purchased from AmeriCold Logistics and a $2.0 million contribution from its owners, of which approximately $0.8 million represented the Company's contribution, for the purchase of the trade receivables. The receivables were collected during the three months ended June 30, 2003.

         On May 22, 2003, VCQ distributed cash of $3.2 million to the Company.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INVESTMENTS IN REAL ESTATE MORTGAGES AND EQUITY OF UNCONSOLIDATED COMPANIES

         The Company has investments of 20% to 50% in seven unconsolidated joint ventures that own seven Office Properties. The Company does not have control of these joint ventures, and therefore, these investments are accounted for using the equity method of accounting.

         The Company, through ownership interests of 50% or less, or ownership of non-voting interests only, has other unconsolidated investments which it does not control; these investments are accounted for using the equity method of accounting.

         The following is a summary of the Company's ownership in significant unconsolidated joint ventures and equity investments as of June 30, 2003.

                                                                                                       COMPANY'S OWNERSHIP
                        ENTITY                                     CLASSIFICATION                      AS OF JUNE 30, 2003
--------------------------------------------------------    ------------------------------------   -------------------------
Joint Ventures

Main Street Partners, L.P.                                  Office (Bank One Center - Dallas)               50.0% (1)
Crescent Miami Center, L.L.C.                               Office (Miami Center - Miami)                   40.0% (2)
Crescent 5 Houston Center, L.P.                             Office (5 Houston Center - Houston)             25.0% (3)
Austin PT BK One Tower Office Limited Partnership           Office (Bank One Tower - Austin)                20.0% (4)
Houston PT Four Westlake Park Office Limited Partnership    Office (Four Westlake Park - Houston)           20.0% (4)
Houston PT Three Westlake Park Office Limited Partnership   Office (Three Westlake Park - Houston)          20.0% (4)
Crescent Five Post Oak Park L.P.                            Office (Five Post Oak - Houston)                30.0% (5)

Equity Investments

The Woodlands Land Development Company, L.P.                Residential Development                         42.5% (6)(7)
Blue River Land Company, L.L.C.                             Residential Development                         50.0% (8)
Manalapan Hotel Partners, L.L.C.                            Resort/Hotel (Ritz Carlton Palm Beach)          50.0% (9)
Vornado Crescent Portland Partnership                       Temperature-Controlled Logistics                40.0% (10)
Vornado Crescent Carthage and KC Quarry, L.L.C.             Temperature-Controlled Logistics                56.0% (11)
The Woodlands Commercial Properties Company, L.P.           Office                                          42.5% (6)(7)
CR License, L.L.C.                                          Other                                           30.0% (12)
The Woodlands Operating Company, L.P.                       Other                                           42.5% (6)(7)
Canyon Ranch Las Vegas, L.L.C.                              Other                                           65.0% (13)
SunTx Fulcrum Fund, L.P.                                    Other                                           28.1% (14)
G2 Opportunity Fund, L.P.                                   Other                                           12.5% (15)

---------

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

(5) The remaining 70% interest in Crescent Five Post Oak Park L.P. is owned by an affiliate of General Electric Pension Trust.

(6) The remaining 57.5% interest in each of the Woodlands Land Development Company, L.P. ("WLDC"), The Woodlands Commercial Properties Company, L.P. ("Woodlands CPC") and The Woodlands Operating Company, L.P. is owned by an affiliate of Morgan Stanley.

(7) Distributions are made to partners based on specified payout percentages. During the six months ended June 30, 2003, the payout percentage to the Company was 52.5%.

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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14) The SunTx Fulcrum Fund, L.P.'s ("SunTx") objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 71.9% of SunTx is owned by a group of individuals unrelated to the Company. The Company's ownership percentage will decline by the closing date of SunTx as capital commitments from third parties are secured. The Company's projected ownership interest at the closing of SunTx is approximately 7.5% based on SunTx manager's expectations for the final SunTx capitalization. The Company accounts for its investment in SunTx under the cost method. The Company's investment at June 30, 2003 was $6.3 million.

(15) G2 Opportunity Fund, L.P. ("G2") was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. Goff-Moore Strategic Partners, L.P. ("GMSP") and GMACCM each own 21.875% of G2, with the remaining 43.75% owned by parties unrelated to the Company. See Note 14, "Related Party Transactions," for information regarding the ownership interests of trust managers and officers of the Company in GMSP.

SUMMARY FINANCIAL INFORMATION

         The Company reports its share of income and losses based on its ownership interest in its respective equity investments, adjusted for any preference payments. As a result of the Company's transaction with COPI on February 14, 2002, certain entities that were reported as unconsolidated entities in 2002 prior to February 14, 2002 are consolidated in the June 30, 2003 financial statements. Additionally, certain unconsolidated subsidiaries of the newly consolidated entities are now shown separately as unconsolidated entities of the Company. As a result of the Company's January 2, 2003 purchase of the remaining 2.56% economic interest, representing 100% of the voting stock, in DBL Holdings, Inc. ("DBL"), DBL is consolidated in the June 30, 2003 financial statements. Because DBL owns a majority of the voting stock of MVDC and HADC, these two Residential Development Corporations are consolidated in the June 30, 2003 financial statements.

         The unconsolidated entities that are included under the headings on the following tables are summarized below.

         Balance Sheets as of June 30, 2003:

                  o        WLDC;

                  o Other Residential Development - This includes the Blue River Land Company, L.L.C.;

                  o        Resort/Hotel - This includes Manalapan;

                  o Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ;

                  o Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Park Office Limited Partnership, Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., Crescent Five Post Oak Park L.P. and Woodlands CPC; and

                  o Other - This includes CR License, L.L.C., The Woodlands Operating Company, L.P., Canyon Ranch Las Vegas, L.L.C., SunTx and G2.

         Balance Sheets as of December 31, 2002:

                  o        WLDC;

                  o Other Residential Development - This includes the Blue River Land Company, L.L.C., MVDC and HADC;

                  o        Resort/Hotel - This includes Manalapan;

                  o Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ;

                  o Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Park Office Limited Partnership, Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., Crescent Five Post Oak Park L.P. and Woodlands CPC; and

                  o Other - This includes DBL, CR License, L.L.C., The Woodlands Operating Company, L.P., Canyon Ranch Las Vegas, L.L.C. and SunTx.

         Summary Statements of Operations for the six months ended June 30, 2003:

                  o        WLDC;

                  o Other Residential Development - This includes the operating results for Blue River Land Company, L.L.C.;

                  o Resort/Hotel - This includes the operating results for Manalapan;

                  o Temperature-Controlled Logistics - This includes the operating results for the Temperature-Controlled Logistics Partnership and VCQ;

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  o Office - This includes the operating results for Main Street Partners, L.P., Houston PT Three Westlake Park Office Limited Partnership, Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center L.L.C., Crescent Five Post Oak Park L.P. and Woodlands CPC; and

                  o Other - This includes the operating results for CR License, L.L.C., The Woodlands Operating Company, L.P., Canyon Ranch Las Vegas, L.L.C., SunTx and G2.

         Summary Statements of Operations for the six months ended June 30, 2002:

                  o WLDC - This includes WLDC's operating results for the period February 15 through June 30, 2002 and TWLC's operating results for the period January 1 through February 14, 2002;

                  o Other Residential Development - This includes the operating results for DMDC and CRDI for the period January 1 through February 14, 2002, the operating results of Blue River Land Company, L.L.C. and Manalapan for the period February 15 through June 30, 2002, and the operating results of MVDC and HADC;

                  o Temperature-Controlled Logistics - This includes the operating results for the Temperature-Controlled Logistics Partnership;

                  o Office - This includes the operating results for Main Street Partners, L.P., Houston PT Four Westlake Park Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P. and Woodlands CPC; and

                  o Other - This includes the operating results for DBL, CR License, L.L.C., The Woodlands Operating Company, Canyon Ranch Las Vegas, L.L.C. and SunTx.

BALANCE SHEETS:                                                         AS OF JUNE 30, 2003
                                 -----------------------------------------------------------------------------------------------
                                                       OTHER
                                   THE WOODLANDS     RESIDENTIAL                 TEMPERATURE-
                                 LAND DEVELOPMENT    DEVELOPMENT     RESORT/     CONTROLLED
(in thousands)                     COMPANY, L.P.     CORPORATIONS     HOTEL       LOGISTICS       OFFICE     OTHER       TOTAL
----------------------------     ----------------    ------------   --------     ------------    --------   --------    --------
Real estate, net                    $390,043           $ 54,584     $ 80,732       $1,210,630    $824,808
Cash                                   6,627              1,233        8,436           35,514      31,623
Other assets                          47,340                781        5,243           90,713      49,779
                                    --------           --------     --------       ----------    --------
   Total assets                     $444,010           $ 56,598     $ 94,411       $1,336,857    $906,210
                                    ========           ========     ========       ==========    ========

Notes Payable                       $288,230           $  7,650     $ 56,000       $  567,349    $515,047
Notes Payable to the Company          11,122                 --           --               --          --
Other liabilities                     53,987              4,400        7,215            8,433      37,599
Equity                                90,671             44,548       31,196          761,075     353,564
                                    --------           --------     --------       ----------    --------
   Total liabilities and equity     $444,010           $ 56,598     $ 94,411       $1,336,857    $906,210
                                    ========           ========     ========       ==========    ========
Company's share of
   unconsolidated debt              $122,500           $  3,825     $ 28,000       $  226,940    $182,878   $     --    $564,143
                                    ========           ========     ========       ==========    ========   ========    ========

Company's investments in
   real estate mortgages
   and equity of
   unconsolidated companies         $ 36,630           $ 27,741     $ 15,598       $  303,279    $128,257   $ 31,451    $542,956
                                    ========           ========     ========       ==========    ========   ========    ========



BALANCE SHEETS:                                                      AS OF DECEMBER 31, 2002
                                 -----------------------------------------------------------------------------------------------
                                                       OTHER
                                   THE WOODLANDS     RESIDENTIAL                 TEMPERATURE-
                                 LAND DEVELOPMENT    DEVELOPMENT     RESORT/     CONTROLLED
(in thousands)                     COMPANY, L.P.     CORPORATIONS     HOTEL       LOGISTICS       OFFICE     OTHER       TOTAL
----------------------------     ----------------    ------------   --------     ------------    --------   --------    --------
Real estate, net                    $388,587           $ 68,235     $ 81,510       $1,238,810    $845,019
Cash                                  15,289              7,112        3,022           13,213      43,296
Other assets                          46,934              3,303        4,415           88,327      35,609
                                    --------           --------     --------       ----------    --------
   Total assets                     $450,810           $ 78,650     $ 88,947       $1,340,350    $923,924
                                    ========           ========     ========       ==========    ========

Notes Payable                       $284,547           $     --     $ 56,000       $  574,931    $507,679
Notes Payable to the Company          10,625                 --           --               --          --
Other liabilities                     70,053             19,125        5,996            9,579      53,312
Equity                                85,585             59,525       26,951          755,840     362,933
                                    --------           --------     --------       ----------    --------
   Total liabilities and equity     $450,810           $ 78,650     $ 88,947       $1,340,350    $923,924
                                    ========           ========     ========       ==========    ========

Company's share of
   unconsolidated debt              $120,933           $     --     $ 28,000       $  229,972    $180,132   $    --     $559,037
                                    ========           ========     ========       ==========    ========   ========    ========

Company's investments in real
   estate mortgages and equity of
   unconsolidated companies         $ 33,960           $ 39,187     $ 13,473       $  304,545    $133,530   $ 37,948    $562,643
                                    ========           ========     ========       ==========    ========   ========    ========

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY STATEMENTS OF OPERATIONS:
                                                             FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                ------------------------------------------------------------------------------------------------
                                                       OTHER
                                   THE WOODLANDS     RESIDENTIAL                 TEMPERATURE-
                                 LAND DEVELOPMENT    DEVELOPMENT     RESORT/     CONTROLLED
(in thousands)                    COMPANY, L.P.      CORPORATIONS     HOTEL       LOGISTICS       OFFICE     OTHER       TOTAL
----------------------------     ----------------    ------------   --------     ------------    --------   --------    --------
Total revenues                      $ 54,434           $    396     $ 25,905       $ 63,441      $67,058
Expenses:
   Operating expense                  42,552                314       16,137         12,384(1)    29,870
   Interest expense                    3,508                 --        1,648         20,572       12,547
   Depreciation and amortization       3,288                 --        1,417         29,362       15,181
   Tax expense                            --                 --        2,458             --           --
   Other (income) expense                 --                 --           --         (1,418)          --
                                    --------           --------     --------       --------      -------
Total expenses                      $ 49,348           $    314     $ 21,660       $ 60,900      $57,598
                                    --------           --------     --------       --------      -------
  Gain (loss) on sale of
    properties                            --                 --           --             --           --
                                    --------           --------     --------       --------      -------
Net income                          $  5,086           $     82     $  4,245       $  2,541(1)   $ 9,460
                                    ========           ========     ========       ========      =======

Company's equity in net income
   (loss) of unconsolidated
   companies                        $  2,670           $   (160)    $  2,125       $  1,101      $ 3,322    $   (815)   $  8,243
                                    ========           ========     ========       ========      =======    ========    ========


SUMMARY STATEMENTS OF OPERATIONS:
                                                             FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                 ---------------------------------------------------------------------------------------
                                                       OTHER
                                  THE WOODLANDS      RESIDENTIAL    TEMPERATURE-
                                 LAND DEVELOPMENT    DEVELOPMENT    CONTROLLED
(in thousands)                    COMPANY, L.P.      CORPORATIONS    LOGISTICS          OFFICE       OTHER       TOTAL
----------------------------     ----------------    ------------   ------------       --------     --------    --------
Total revenues                      $ 68,465           $102,812       $ 59,619         $ 46,461
Expenses:
   Operating expense                  36,373             92,788          8,075(1)        21,843
   Interest expense                    2,152              1,610         21,873            9,040
   Depreciation and amortization       1,827              2,971         29,686           11,172
   Tax expense (benefit)                 406                 (4)            --               --
   Other (income) expense                 --                (27)         1,804               --
                                    --------           --------       --------         --------
Total expenses                      $ 40,758           $ 97,338       $ 61,438         $ 42,055
                                    --------           --------       --------         --------
  Gain (loss) on sale of
    properties                            --                 --             --               --
                                    --------           --------       --------         --------
Net income (loss)                   $ 27,707           $  5,474       $ (1,819)(1)(2)  $  4,406
                                    ========           ========       ========         ========

Company's equity in net
   income (loss) of
   unconsolidated companies         $ 14,334           $  4,328       $   (727)        $  2,781      $(4,526)   $16,190
                                    ========           ========       ========         ========      =======    =======

---------
(1) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the total combined assets).

(2) Excludes the goodwill write-off for the Temperature-Controlled Logistics Properties, which was recorded as a cumulative change in accounting principle in the accompanying financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


UNCONSOLIDATED DEBT ANALYSIS

         The significant terms of the Company's share of unconsolidated debt financing arrangements existing as of June 30, 2003 are shown below.

                                                                                  BALANCE        COMPANY'S SHARE
                                                                               OUTSTANDING AT     OF BALANCE AT    INTEREST RATE AT
DESCRIPTION                                                                     JUNE 30, 2003     JUNE 30, 2003     JUNE 30, 2003
-----------                                                                    --------------    ----------------  ----------------
                                                                                     (dollars in thousands)
TEMPERATURE-CONTROLLED LOGISTICS SEGMENT:
   Vornado Crescent Portland Partnership - 40% Company
      Goldman Sachs Notes (1)                                                    $  502,128       $ 200,851                  6.89%
      Various Capital Leases                                                         37,037          14,816         4.84 to 13.63%
      Various Mortgage Notes                                                         28,184          11,273         4.25 to 12.88%
                                                                                 ----------       ---------
                                                                                 $  567,349       $ 226,940
                                                                                 ----------       ---------

OFFICE SEGMENT:
   Main Street Partners, L.P. - 50% Company (2)(3)(4)                            $  131,726       $  65,863                  5.61%
   Crescent Miami Center, LLC - 40% Company                                          81,000          32,400                  5.04%
   Crescent 5 Houston Center, L.P. - 25% Company (5)                                 65,470          16,367                  3.46%
   Houston PT Four Westlake Park Office Limited Partnership - 20% Company            48,410           9,682                  7.13%
   Crescent Five Post Oak Park, L.P. - 30% Company                                   45,000          13,500                  4.82%
   Austin PT Bank One Tower Office Limited Partnership - 20% Company                 37,652           7,530                  7.13%
   Houston PT Three Westlake Park Office Limited Partnership - 20% Company           33,000           6,600                  5.61%

   The Woodlands Commercial Properties Co. - 42.5% Company
      Fleet National Bank credit facility (6)                                        62,000          26,350                  4.25%
      Fleet National Bank (3)(7)                                                      2,867           1,218                  3.34%
      Various Mortgage Notes                                                          7,923           3,368          6.30 to 7.50%
                                                                                 ----------       ---------
                                                                                 $  515,048       $ 182,878
                                                                                 ----------       ---------

RESIDENTIAL DEVELOPMENT SEGMENT:
   The Woodlands Land Development Co. - 42.5% Company
      Fleet National Bank credit facility (6)                                    $  230,000       $  97,750                  4.31%
      Fleet National Bank (8)                                                        37,420          15,904                  4.09%
      Fleet National Bank (3)(7)                                                      5,882           2,500                  3.34%
      Various Mortgage Notes                                                         14,928           6,346          4.00 to 6.25%
   Blue River Land Company, L.L.C.- 50% Company(9)                                    7,650           3,825                  4.32%
                                                                                 ----------       ---------
                                                                                 $  295,880       $ 126,325
                                                                                 ----------       ---------
RESORT/HOTEL SEGMENT:
   Manalapan Hotel Partners, L.L.C. - 50% Company
     Corus Bank (3)(10)                                                              56,000          28,000                  5.31%
                                                                                 ----------       ---------

TOTAL UNCONSOLIDATED DEBT                                                        $1,434,277       $ 564,143
                                                                                 ==========       =========

                                                                                    MATURITY               FIXED/VARIABLE
DESCRIPTION                                                                           DATE                SECURED/UNSECURED
-----------                                                                         --------              -----------------
TEMPERATURE-CONTROLLED LOGISTICS SEGMENT:
   Vornado Crescent Portland Partnership - 40% Company
      Goldman Sachs Notes (1)                                                              5/11/2023          Fixed/Secured
      Various Capital Leases                                                   6/1/2006 to 2/12/2016          Fixed/Secured
      Various Mortgage Notes                                                    8/1/2003 to 4/1/2009          Fixed/Secured




OFFICE SEGMENT:
   Main Street Partners, L.P. - 50% Company (2)(3)(4)                                      12/1/2004          Variable/Secured
   Crescent Miami Center, LLC - 40% Company                                                9/25/2007          Fixed/Secured
   Crescent 5 Houston Center, L.P. - 25% Company (5)                                       5/31/2004          Variable/Secured
   Houston PT Four Westlake Park Office Limited Partnership - 20% Company                   8/1/2006          Fixed/Secured
   Crescent Five Post Oak Park, L.P. - 30% Company                                          1/1/2008          Fixed/Secured
   Austin PT Bank One Tower Office Limited Partnership - 20% Company                        8/1/2006          Fixed/Secured
   Houston PT Three Westlake Park Office Limited Partnership - 20% Company                  9/1/2007          Fixed/Secured

   The Woodlands Commercial Properties Co. - 42.5% Company
      Fleet National Bank credit facility (6)                                             11/27/2005          Variable/Secured
      Fleet National Bank (3)(7)                                                          10/31/2003          Variable/Secured
      Various Mortgage Notes                                                  11/1/2021 to 12/2/2024          Fixed/Secured





RESIDENTIAL DEVELOPMENT SEGMENT:
   The Woodlands Land Development Co. - 42.5% Company
      Fleet National Bank credit facility (6)                                             11/27/2005          Variable/Secured
      Fleet National Bank (8)                                                             12/31/2005          Variable/Secured
      Fleet National Bank (3)(7)                                                          10/31/2003          Variable/Secured
      Various Mortgage Notes                                                  7/1/2005 to 12/31/2008          Fixed/Secured
   Blue River Land Company, L.L.C.- 50% Company(9)                                         6/30/2004          Variable/Secured



RESORT/HOTEL SEGMENT:
   Manalapan Hotel Partners, L.L.C. - 50% Company
     Corus Bank (3)(10)                                                                   10/21/2005          Variable/Secured


TOTAL UNCONSOLIDATED DEBT

---------
(1) URS Real Estate, L.P. and Americold Real Estate, L.P., subsidiaries of the Temperature-Controlled Logistics Corporation, expect to repay the notes on the Optional Prepayment Date of April 11, 2008.

(2) Senior Note - Note A: $82.9 million at variable interest rate, LIBOR + 189 basis points, $4.9 million at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $24.4 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. Mezzanine Note - $19.5 million at variable interest rate, LIBOR + 890 basis points with a LIBOR floor of 3.0%. Interest-rate cap agreement maximum LIBOR of 4.52% on all notes. All notes amortized based on a 25-year schedule.

(3)      This facility has two one-year extension options.

(4) The Company and its joint venture partner each obtained a letter of credit to guarantee the repayment of up to $4.3 million of the Main Street Partners, L.P. loan.

(5) The Company provides a full guarantee up to $82.5 million for the construction loan on 5 Houston Center, which was completed in 2002. The guarantee amount reduces to $41.3 million upon achievement of specified conditions, including specified tenants occupying space and obtaining a certificate of occupancy; further reduction to $20.6 million upon achievement of 90% occupancy and a 1.3x debt service coverage.

(6) Woodlands CPC and WLDC entered into two $50 million interest rate swap agreements which limit interest rate exposure to a LIBOR rate of 1.735%. The swaps are effective August 4, 2003.

(7) Woodlands CPC and WLDC entered into an interest rate cap agreement which limits interest rate exposure on the notional amount of $33.8 million to a maximum LIBOR rate of 9.0%.

(8) WLDC entered into an interest rate cap agreement which limits interest rate exposure on the notional amount of $19.5 million to a maximum LIBOR rate of 8.5%.

(9) The variable rate loan has an interest rate of LIBOR + 300 basis points. A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides a guarantee of up to 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $7.7 million outstanding at June 30, 2003 and the amount guaranteed was $5.4 million.

(10) The Company and its joint venture partner each obtained a letter of credit to guarantee repayment of up to $3.0 million of this facility.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table shows, as of June 30, 2003, information about the Company's share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

                                      PERCENTAGE     WEIGHTED       WEIGHTED AVERAGE
(in thousands)           BALANCE       OF DEBT      AVERAGE RATE       MATURITY(1)
-------------            --------     ----------    ------------    ---------------
Fixed Rate Debt          $306,366        54.3%         6.85%          15.04  years
Variable Rate Debt        257,777        45.7%         4.66%           2.04  years
                         --------       -----          ----           ------------
Total Debt               $564,143       100.0%         5.85%           9.09  years
                         ========       =====          ====           ============

---------

(1) Based on contractual maturities. The overall weighted average maturity would be 4.0 years assuming the election of extension options on debt instruments and expected repayment of the Goldman Sachs notes on the optional prepayment date.

         Listed below is the Company's share of aggregate principal payments, by year, required as of June 30, 2003, related to the Company's unconsolidated debt. Scheduled principal installments and amounts due at maturity are included.


                 SECURED
(in thousands)  DEBT(1)(2)
-------------   ----------
2003            $ 17,432
2004             103,277
2005             167,084
2006              23,977
2007              48,384
Thereafter       203,989
                --------
                $564,143
                ========

---------
(1)      These amounts do not reflect the effect of extension options.

(2)      Based on contractual maturities.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY

         The following is a summary of the Company's debt financing at June 30, 2003:


Secured Debt

                                                                                                                   June 30, 2003
                                                                                                                   -------------
                                                                                                                   (in thousands)
Fleet Fund I and II Term Loan due May 2005, bears interest at LIBOR plus 325 basis points (at June 30, 2003, the interest rate was 4.52%), with a four-year
interest-only term, secured by equity interests in Funding I and II Properties ..................................      $275,000

AEGON Partnership Note(1) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule,
secured by the Funding III, IV and V Properties .................................................................       262,699

LaSalle Note I(2) bears interest at 7.83% with an initial seven-year interest-only term (through August 2002), followed by principal amortization based on a 25-year amortization schedule through maturity in August 2027,
secured by the Funding I Properties .............................................................................       236,554

Deutsche Bank-CMBS Loan(3) due May 2004, bears interest at the 30-day LIBOR rate plus 234 basis points (at June 30, 2003, the interest rate was 5.84%), with a three-year interest-only term and two one-year extension options, secured by the
Funding X Properties and Spectrum Center ........................................................................       220,000

JP Morgan Mortgage Note(4) bears interest at 8.31% with principal amortization based on a 25-year amortization schedule through maturity in October 2016,
secured by the Houston Center mixed-use Office Property complex .................................................       193,457

LaSalle Note II(5) bears interest at 7.79% with an initial seven-year interest-only term (through March 2003), followed by principal amortization based on a 25-year amortization schedule through maturity in March 2028, secured
by the Funding II Properties ....................................................................................       160,541

Cigna Note due June 2010, bears interest at 5.22% with an interest-only term,
secured by the 707 17th Street Office Property(6) ...............................................................        70,000

National Bank of Arizona Revolving Line of Credit(7) with maturities ranging from November 2004 to December 2005, bears interest ranging from 4.00% to 5.00%,
secured by certain DMDC assets ..................................................................................        47,397

Metropolitan Life Note V(8) due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization
schedule, secured by the Datran Center Office Property ..........................................................        37,823

Northwestern Life Note due January 2004, bears interest at 7.66% with an
interest-only term, secured by the 301 Congress Avenue Office Property ..........................................        26,000

Woodmen of the World Note(9) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through April 2006), followed by principal amortization based on a 25-year amortization schedule, secured by the Avallon IV
Office Property ..................................................................................................        8,500

Nomura Funding VI Note(10) bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in
July 2020, secured by the Funding VI Property ....................................................................        7,943

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Secured Debt

                                                                                                                   June 30, 2003
                                                                                                                   -------------
                                                                                                                   (in thousands)

Mitchell Mortgage Note due September 2003, bears interest at 7.0% with an
interest-only term, secured by one of The Woodlands Office Properties ............................................        1,743

FHI Finance Loan bears interest at LIBOR plus 450 basis points (at June 30,
2003, the interest rate was 5.82%), with an initial interest only term until the
Net Operating Income Hurdle Date(11), followed by principal amortization based on a 20-year amortization schedule through maturity in September 2009, secured
by the Sonoma Mission Inn & Spa ..................................................................................          435

Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from 2.9% to 11.25% at June 30, 2003, with maturities ranging between July 2003 and June 2008, secured by various CRDI and MVDC
projects(12) ......................................................................................................      39,659

Unsecured Debt

2009(13) Notes bear interest at a fixed rate of 9.25% with a seven-year
interest-only term, due April 2009 with a call date of April 2006 .................................................     375,000

2007(13) Notes bear interest at a fixed rate of 7.50% with a ten-year
interest-only term, due September 2007 ............................................................................     250,000

Unsecured Debt - Revolving Line of Credit

Credit Facility(14) interest only due May 2004, bears interest at LIBOR plus
187.5 basis points (at June 30, 2003, the interest rate was 3.17%), with a
one-year extension option .........................................................................................     252,000

JP Morgan Loan Sales Facility(15), bears interest at the federal funds rate plus
150 basis points ..................................................................................................          --


     Total Notes Payable                                                                                             $2,464,751
                                                                                                                     ==========

---------

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

(3) This includes both a Deutsche Bank-CMBS note and a Fleet-Mezzanine note. The notes are due May 2004 and bear interest at the 30-day LIBOR rate plus a spread of (i) 164.7 basis points for the CMBS note (at June 30, 2003, the interest rate was 5.147%), and (ii) 600 basis points for the Mezzanine note (at June 30, 2003, the interest rate was 9.5%). The blended rate at June 30, 2003 for the two notes was 5.84%. Both notes have a LIBOR floor of 3.5%. The notes have three-year interest only terms and two one-year extension options. The Fleet-Mezzanine note is secured by the Company's interests in Funding X and Crescent Spectrum Center, L.P. and the Company's interest in their general partner.

(4) In October 2006, the interest rate will adjust based on current interest rates at that time. It is the Company's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $177.8 million.

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

(6) During the first quarter of 2003, the Company paid the $63.5 million Cigna Note, bearing interest at 7.47%, which matured in March 2003, in full with a draw under the Company's credit facility.

(7) This facility is a $51.8 million line of credit secured by certain DMDC land and improvements ("vertical facility"), club facilities ("club loan"), notes receivable ("warehouse facility") and additional land ("short-term facility"). The line restricts the vertical facility and club loan to a maximum outstanding amount of $40.0 million and is subject to certain borrowing base limitations and bears interest at prime (at June 30, 2003, the interest rate was 4.00%). The warehouse facility bears interest at prime plus 100 basis points (at June 30, 2003, the interest rate was 5.00%) and is limited to $10.0 million. The short-term facility bears interest at prime plus 50 basis points (at June 30, 2003, the interest rate was 4.50%) and is limited to $1.8 million. The blended rate at June 30, 2003 for the vertical facility and club loan, the warehouse facility and the short-term facility was 4.21%.

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

(11) The Company's joint venture partner, which owns a 19.9% interest in the Sonoma Mission Inn & Spa, has a commitment to fund $10.0 million of future renovations at the Sonoma Mission Inn & Spa through a mezzanine loan. The Net Operating Income Hurdle Date, as defined in the loan agreement, is the date as of which the Sonoma Mission Inn & Spa has achieved an aggregate Adjusted Net Operating Income, as defined in the loan agreement, of $12 million for a period of 12 consecutive calendar months.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12) In June 2003, CRDI entered into an interest rate cap agreement with Bank of America for a loan with an initial notional amount of $0.8 million, increasing monthly to up to $28.3 million in September 2004, based on the amount of the loan. Under the Agreement, in the event the prime rate, as defined in the agreement, exceeds 4.1%, Bank of America will reimburse the interest paid in excess of such rate.

(13) The Notes were issued in offerings registered with the Securities and Exchange Commission.

(14) The $400.0 million credit facility with Fleet is an unsecured revolving line of credit to Funding VIII and guaranteed by the Operating Partnership. Availability under the line of credit is subject to certain covenants including limitations on total leverage, fixed charge ratio, debt service coverage, minimum tangible net worth, and specific mix of office and hotel assets and average occupancy of Office Properties. At June 30, 2003, the maximum borrowing capacity under the credit facility was $372.3 million. The outstanding balance excludes letters of credit issued under the Company's credit facility of $15.2 million which reduce the Company's maximum borrowing capacity.

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

                                                        WEIGHTED
                                         PERCENTAGE      AVERAGE   WEIGHTED AVERAGE
    (in thousands)           BALANCE     OF DEBT (1)      RATE        MATURITY
    --------------         ----------    -----------    --------   ----------------
    Fixed Rate Debt        $1,643,432       66.7%        8.00%         10.9 years
    Variable Rate Debt        821,319       33.3         4.06           1.3 years
                           ----------      -----         ----      --------------
    Total Debt             $2,464,751      100.0%        6.82%(2)       7.0 years(3)
                           ==========      =====         ====      ==============

---------
(1) Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $508.3 million of hedged variable rate debt, are 87% and 13%, respectively.

(2) Including the effect of hedge arrangements, the overall weighted average interest rate would have been 7.19%.

(3) Based on contractual maturities. The overall weighted average maturity is 3.5 years based on the Company's expected payoff dates.

         Listed below are the aggregate principal payments by year required as of June 30, 2003 under indebtedness of the Company. Scheduled principal installments and amounts due at maturity are included.

                        SECURED    UNSECURED   UNSECURED DEBT
    (in thousands)       DEBT        DEBT      LINE OF CREDIT     TOTAL(1)
    --------------    ----------   ---------   --------------    ----------
    2003              $   21,707   $      --   $         --      $   21,707
    2004                 283,799          --        252,000         535,799
    2005                 375,341          --             --         375,341
    2006                  18,359          --             --          18,359
    2007                  26,344     250,000             --         276,344
    Thereafter           862,201     375,000             --       1,237,201
                      ----------   ---------   ------------      ----------
                      $1,587,751   $ 625,000   $    252,000      $2,464,751
                      ==========   =========   ============      ==========

---------
(1) These amounts do not reflect the effect of a one-year extension option on the credit facility and two one-year extension options on the Deutsche Bank-CMBS Loan.


         The Company has $21.7 million of secured debt maturing through December 31, 2003, consisting primarily of debt related to the Residential Development Segment. The Company plans to meet these maturing debt obligations, primarily through cash from operations, construction loan refinancings, and additional borrowings under the Company's credit facility.

         Any uncured or unwaived events of default under the Company's loans can trigger an acceleration of payment on the loan in default. In addition, an event of default by the Company or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the credit facility and the Fleet Fund I and II Term Loan after the notice and cure periods for the other indebtedness have passed. As of June 30, 2003, no event of default had occurred, and the Company was in compliance with all of its covenants related to its outstanding debt. The Company's debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the six months ended June 30, 2003, there were no circumstances that required prepayment penalties or increased collateral related to the Company's existing debt.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In addition to the subsidiaries listed in Note 1, "Organization and Basis of Presentation," certain other subsidiaries of the Company were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. These entities, all of which are consolidated and are grouped based on the Properties to which they relate are: Funding I and Funding II Properties (CREM Holdings, LLC, Crescent Capital Funding, LLC, Crescent Funding Interest, LLC, CRE Management I Corp., CRE Management II Corp.); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VI Properties (CRE Management VI Corp.); Funding VIII Properties (CRE Management VIII, LLC); 707 17th Street Property (CRE Management IX, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L.P., CRE Management X, LLC); Spectrum Center (Spectrum Mortgage Associates, L.P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management, LLC), and Crescent Finance Company.

9. CASH FLOW HEDGES

         The Company uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. As of June 30, 2003, the Company had entered into five cash flow hedge agreements which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

         The following table shows information regarding the Company's cash flow hedge agreements during the six months ended June 30, 2003, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").

                                                                                               CHANGE IN
EFFECTIVE         NOTIONAL   MATURITY      REFERENCE    FAIR MARKET        ADDITIONAL       UNREALIZED GAINS
 DATE(1)           AMOUNT      DATE          RATE          VALUE        INTEREST EXPENSE    (LOSSES) IN OCI
---------         --------   --------      ---------    -----------     ----------------    ---------------
(in thousands)
--------------
   9/01/99        $200,000    9/02/03(2)     6.18%      $  (2,503)      $      4,851            $ 4,794
   5/15/01         200,000    2/03/03        7.11%             --              1,048              1,057
   4/18/00         100,000    4/18/04        6.76%         (4,790)             2,734              2,294
   2/15/03         100,000    2/15/06        3.26%         (4,098)               741             (1,574)
   2/15/03         100,000    2/15/06        3.25%         (4,091)               740             (1,574)
   9/02/03         200,000    9/01/06        3.72%        (10,184)                --             (5,485)
                                                        ---------            -------            -------
                                                        $ (25,666)           $10,114            $  (488)
                                                        =========            =======            =======

---------

(1) During 2002, the Company entered into agreements for three cash flow hedges, two of which were effective in the first quarter of 2003, and one of which will be effective in the third quarter of 2003. These three cash flow hedges replace the Company's cash flow hedges with maturity dates of September 2, 2003 and February 3, 2003.

(2) In June 2003, the Company terminated its $200 million interest rate swap with Salomon Brothers prior to its September 2, 2003 stated maturity by prepaying the interest that would have been due at maturity. The remaining unrealized gains in OCI and the prepaid interest amounts will be amortized through the September 2, 2003 maturity date.

         The Company has designated its five cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt that re-prices closest to the reset dates of each cash flow hedge agreement. For retrospective effectiveness testing, the Company uses the cumulative dollar offset approach as described in DIG Issue E8. The DIG is a task force designed to assist the FASB in answering questions that companies have resulting from implementation of SFAS No. 133 and SFAS No. 138. The Company uses the change in variable cash flows method as described in DIG Issue G7 for prospective testing as well as for the actual recording of ineffectiveness, if any. Under this method, the Company will compare the changes in the floating rate portion of each cash flow hedge to the floating rate of the hedged items. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in OCI. The effective portion that has been deferred in OCI will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge and no longer qualify for accounting in conformity with SFAS Nos. 133 and 138.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         CRDI, a consolidated subsidiary of the Company, also uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt. As of June 30, 2003, CRDI had two cash flow hedge agreements in place which are accounted for in conformity with SFAS Nos. 133 and 138.

         The following table shows information regarding CRDI's cash flow hedge agreements and additional capitalized interest thereon as of June 30, 2003. Unlike the additional interest on the Company's cash flow hedges, which was expensed, the additional interest on CRDI's cash flow hedges was capitalized, as it is related to debt incurred for projects that are currently under development. Also presented are the unrealized gains in OCI for the six months ended June 30, 2003.


                                                                                  ADDITIONAL      CHANGE IN
                 ISSUE     NOTIONAL     MATURITY    REFERENCE     FAIR MARKET     CAPITALIZED     UNREALIZED
                  DATE      AMOUNT        DATE        RATE           VALUE          INTEREST     GAINS IN OCI
                 ------    --------     --------    ---------     -----------     -----------    ------------
                 (in thousands)
                 --------------
                 9/4/01    $ 4,650       9/4/03       4.12%         $    36         $   33          $   66
                 9/4/01      3,700       9/4/03       4.12%              28             26              50
                                                                    -------         ------          ------
                                                                    $    64         $   59          $  116
                                                                    =======         ======          ======

         In June 2003, CRDI entered into an interest rate cap agreement with Bank of America for a loan with an initial notional amount of $0.8 million, increasing monthly to up to $28.3 million in September 2004, based on the amount of the loan. Under the agreement, in the event the prime rate, as defined in the agreement, exceeds 4.1%, Bank of America will reimburse the interest paid in excess of such rate.

         CRDI uses the shortcut method described in SFAS No. 133, which eliminates the need to consider ineffectiveness of the hedges, and instead assumes that the hedges are highly effective.


10. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

GUARANTEE COMMITMENTS

         The FASB issued Interpretation 45 requiring a guarantor to disclose its guarantees. The Company's guarantees in place as of June 30, 2003 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require the Company to provide additional collateral to support the guarantees.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         GUARANTEED
                                                                           AMOUNT
                                                                         OUTSTANDING              MAXIMUM
                                                                      AT JUNE 30, 2003       GUARANTEED AMOUNT
                                                                     --------------------    -----------------
DEBTOR                                                                            (in thousands)
------
Crescent 5 Houston Center, L.P. (1) (2)                                    $65,470               $ 82,500
CRDI - Eagle Ranch Metropolitan District - Letter of Credit(3)              15,197                 15,197
Blue River Land Company, L.L.C.(1) (4)                                       5,355                  6,300
Main Street Partners, L.P. - Letter of Credit (1) (5)                        4,250                  4,250
Manalapan Hotel Partners, L.L.C.  - Letter of Credit (1) (6)                 3,000                  3,000
                                                                           -------               --------
Total Guarantees                                                           $93,272               $111,247
                                                                           =======               ========

---------

(1) See Note 7, "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Unconsolidated Debt Analysis," for a description of the terms of this debt.

(2) The Company provides a full guarantee up to $82.5 million for the construction loan on 5 Houston Center, which was completed in 2002. The guarantee amount reduces to $41.3 million upon achievement of specified conditions, including specified tenants occupying space and obtaining a certificate of occupancy; further reduction to $20.6 million upon achievement of 90% occupancy and 1.3x debt service coverage.

(3) The Company provides a $15.2 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds and Limited Tax Bonds.

(4) A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides a guarantee of 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $7.7 million outstanding at June 30, 2003 and the amount guaranteed was $5.4 million.

(5) The Company and its joint venture partner each provide a $4.3 million letter of credit to guarantee repayment of up to $8.5 million of the loan to Main Street Partners, L.P.

(6) The Company and its joint venture partner each provide a $3.0 million letter of credit to guarantee repayment of up to $6.0 million of the Manalapan debt with Corus Bank.


OTHER COMMITMENTS

         A consolidated subsidiary of the Company, CRDI, has a purchase commitment of $12.1 million related to a purchase agreement for a tract of land in Eagle County, Colorado. The amount will be paid at closing of the transaction, which is anticipated to occur in the third quarter of 2003.

         See Note 15, "COPI," for a description of the Company's commitments related to the agreement with COPI, executed on February 14, 2002.

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

LITIGATION

         The Company is involved from time to time in various claims and legal actions in the ordinary course of business. Management does not believe that the impact of such matters will have a material adverse effect on the Company's financial position or its results of operations when resolved.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. MINORITY INTEREST

         Minority interest in the Operating Partnership represents the proportionate share of the equity in the Operating Partnership of limited partners other than the Company. The ownership share of limited partners other than the Company is evidenced by Operating Partnership units. The Operating Partnership pays a regular quarterly distribution to the holders of Operating Partnership units.

         Each Operating Partnership unit may be exchanged for either two common shares of the Company or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the six months ended June 30, 2003, there were 3,940 units exchanged for 7,880 common shares of the Company.

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

         The following table summarizes the minority interest liability as of June 30, 2003 and December 31, 2002:

(in thousands)                                                                  2003         2002
--------------                                                                --------     --------
Limited partners in the Operating Partnership                                 $115,270     $130,802
Development joint venture partners - Residential Development Segment            23,815       24,937
Joint venture partners - Office Segment                                          7,594       11,202
Joint venture partners - Resort/Hotel Segment                                    7,413        7,833
                                                                              --------     --------
                                                                              $154,092     $174,774
                                                                              ========     ========


         The following table summarizes the minority interests' share of net income (loss) for the six months ended June 30, 2003 and 2002:

(in thousands)                                                                  2003          2002
--------------                                                                --------      --------
Limited partners in the Operating Partnership                                 $   (310)     $ (4,099)
Development joint venture partners - Residential Development Segment            (1,095)       (1,996)
Joint venture partners - Office Segment                                            (33)         (839)
Joint venture partners - Resort/Hotel Segment                                      539            --
Subsidiary preferred equity                                                         --        (5,394)
                                                                              --------      --------
                                                                              $   (899)     $(12,328)
                                                                              ========      ========

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. SHAREHOLDERS' EQUITY

DISTRIBUTIONS


         The following table summarizes the distributions paid or declared to common shareholders, unitholders and preferred shareholders during the six months ended June 30, 2003 (dollars in thousands, except per share amounts).

                                                                                           ANNUAL
                                DIVIDEND/                        RECORD    PAYMENT       DIVIDEND/
         SECURITY             DISTRIBUTION    TOTAL AMOUNT        DATE       DATE      DISTRIBUTION
--------------------------    ------------    -------------     --------   --------    ------------
Common Shares/Units (1)       $      0.375    $      43,871     01/31/03   02/14/03    $       1.50
Common Shares/Units (1)       $      0.375    $      43,872     04/30/03   05/15/03    $       1.50
Common Shares/Units (1)       $      0.375    $      43,873     07/31/03   08/15/03    $       1.50
Series A Preferred Shares     $      0.422    $       4,556     01/31/03   02/14/03    $     1.6875
Series A Preferred Shares     $      0.422    $       4,556     04/30/03   05/15/03    $     1.6875
Series A Preferred Shares     $      0.422    $       4,556     07/31/03   08/15/03    $     1.6875
Series B Preferred Shares     $      0.594    $       2,019     01/31/03   02/14/03    $     2.3750
Series B Preferred Shares     $      0.594    $       2,019     04/30/03   05/15/03    $     2.3750
Series B Preferred Shares     $      0.594    $       2,019     07/31/03   08/15/03    $     2.3750

---------
(1) Represents one-half the amount of the distribution per unit because each unit is exchangeable for two common shares.


13. INCOME TAXES

TAXABLE CONSOLIDATED ENTITIES

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of taxable consolidated entities for financial reporting purposes and the amounts used for income tax purposes. For the six months ended June 30, 2003, the taxable consolidated entities were comprised of the taxable REIT subsidiaries of the Company.

         The Company intends to maintain its qualification as a REIT under
Section 856 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to federal corporate income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of REIT taxable income to its shareholders. Accordingly, the Company does not believe that it will be liable for current income taxes on its REIT taxable income at the federal level or in most of the states in which it operates. The Company consolidates certain taxable REIT subsidiaries, which are subject to federal and state income tax. For the six months ended June 30, 2003 and 2002, the Company's federal income tax benefit was $5.6 million and $4.0 million, respectively. The Company's $5.6 million income tax benefit at June 30, 2003 consists primarily of $3.4 million for the Residential Development Segment and $2.1 million for the Resort/Hotel Segment.

         The Company's total net tax asset of approximately $50.3 million at June 30, 2003 includes $33.1 million of net deferred tax assets. SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. There was no change in the valuation allowance during the six months ended June 30, 2003.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14. RELATED PARTY TRANSACTIONS

DBL HOLDINGS, INC. ("DBL")

         Since June 1999, the Company contributed approximately $23.8 million to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2. G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by GMSP and GMACCM. The ownership structure of GMSP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John Goff, Vice-Chairman of the Company's Board of Trust Managers and Chief Executive Officer of the Company. The remaining approximately 2% general partnership interest is owned by parties unrelated to the Company. At June 30, 2003, DBL had an approximately $13.4 million investment in G2.

         On January 2, 2003, the Company purchased the remaining 2.56% economic interest, representing 100% of the voting stock, in DBL from Mr. Goff. Total consideration paid for Mr. Goff's interest was $0.4 million. The Board of Trust Managers of the Company, including all the independent trust managers, approved the transaction based in part on an appraisal of the assets of DBL by an independent appraisal firm. As a result of this transaction, DBL is wholly-owned by the Company and is consolidated in the Residential Development Segment as of and for the six months ended June 30, 2003. Also, because DBL owns a majority of the voting stock in MVDC and HADC, the Company consolidated these two Residential Development Corporations as of and for the six months ended June 30, 2003.

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of June 30, 2003, the Company had approximately $37.8 million of loans outstanding to certain employees and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and unit incentive plans pursuant to an agreement approved by the Board of Trust Managers and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans may be repaid in full or in part at any time without premium or penalty. Mr. Goff had a loan representing $26.3 million of the $37.8 million total outstanding loans at June 30, 2003. Approximately $0.3 million of interest was outstanding related to these loans as of June 30, 2003. No conditions exist at June 30, 2003 which would cause any of the loans to be in default. Effective July 29, 2002, the Company ceased offering to its employees and trust managers the option to obtain loans pursuant to the Company's stock and unit incentive plans.

OTHER

         On June 28, 2002, the Company purchased, and is holding for sale, the home of an executive officer of the Company for approximately $2.7 million, which approximates fair market value of the home. This purchase was part of the officer's relocation agreement with the Company.

15. COPI

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           Forward-Looking Statements............................................................       38

           Results of Operations

                Three and six months ended June 30, 2003 and 2002................................       39

           Liquidity and Capital Resources

                Cash Flows for the six months ended June 30, 2003................................       45

           Debt Financing........................................................................       50

           Recent Developments...................................................................       53

           Unconsolidated Investments............................................................       54

           Significant Accounting Policies.......................................................       56

           Funds from Operations.................................................................       60

                           FORWARD-LOOKING STATEMENTS

         You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in Item 1,"Financial Statements," of this document and the more detailed information contained in the Company's Form 10-K for the year ended December 31, 2002. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Capitalized terms used but not otherwise defined in this section have the meanings given to them in the notes to the consolidated financial statements in Item 1, "Financial Statements."

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

      o The ability of the Company to implement planned operating expense and capital expenditure reductions within anticipated time frames;

      o The ability of the Company to consummate anticipated office acquisitions and investment land and other dispositions on favorable terms and within anticipated time frames;

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

                              RESULTS OF OPERATIONS

         The following table shows the Company's financial data as a percentage of total revenue for the three and six months ended June 30, 2003 and 2002, and the variance in dollars between the three and six months ended June 30, 2003 and 2002.

                                             FINANCIAL DATA AS A      FINANCIAL DATA AS A     TOTAL VARIANCE IN  TOTAL VARIANCE IN
                                              PERCENTAGE OF TOTAL     PERCENTAGE OF TOTAL      DOLLARS BETWEEN    DOLLARS BETWEEN
                                            REVENUES FOR THE THREE    REVENUES FOR THE SIX     THE THREE MONTHS   THE SIX MONTHS
                                             MONTHS ENDED JUNE 30,    MONTHS ENDED JUNE 30,     ENDED JUNE 30,     ENDED JUNE 30,
                                           -----------------------   -----------------------  -----------------  -----------------
                                                                                                (IN MILLIONS)      (IN MILLIONS)
                                             2003           2002       2003           2002      2003 AND 2002      2003 AND 2002
                                           --------       --------   --------       --------  -----------------  -----------------
REVENUE:

 Office Property                                54.6%          50.3%      55.6%          56.0%      $  (11.0)         $  (21.9)
 Resort/Hotel Property                          22.1           19.4       25.0           18.5           (1.9)             23.3
 Residential Development Property               23.3           30.3       19.4           25.5          (29.3)            (37.0)
                                            --------       --------   --------       --------       --------          --------
   TOTAL PROPERTY REVENUE                      100.0%         100.0%     100.0%         100.0%      $  (42.2)         $  (35.6)
                                            --------       --------   --------       --------       --------          --------

EXPENSE:

 Office Property real estate taxes               7.9%           7.3%       7.9%           8.1%      $   (1.5)         $   (3.9)
 Office Property operating expenses             18.9           14.9       18.8           17.0            3.0               2.7
 Resort/Hotel property expense                  18.3           15.3       20.1           13.3            0.5              26.3
 Residential Development Property
  expense                                       20.5           27.0       17.5           22.9          (26.5)            (32.9)
                                            --------       --------   --------       --------       --------          --------
   TOTAL PROPERTY EXPENSE                       65.6%          64.5%      64.3%          61.3%      $  (24.5)         $   (7.8)
                                            --------       --------   --------       --------       --------          --------
INCOME FROM PROPERTY OPERATIONS                 34.4%          35.5%      35.7%          38.7%      $  (17.7)         $  (27.8)
                                             -------       --------   --------       --------       --------          --------

OTHER INCOME (EXPENSE):

 Income from investment land sales, net          0.7%           0.0%       0.4%           0.0%      $    1.6          $    1.7
 Interest and other income                       0.5            0.7        0.6            0.8           (0.7)             (1.2)
 Corporate general and administrative           (2.6)          (1.9)      (2.7)          (2.4)          (0.9)             (0.9)
 Interest expense                              (18.5)         (16.8)     (18.7)         (17.9)           3.4               2.4
 Amortization of deferred financing costs       (1.1)          (1.0)      (1.1)          (1.0)           0.2               0.1
 Depreciation and amortization                 (15.4)         (12.4)     (16.1)         (13.5)          (1.5)             (7.6)
 Impairment and other charges related to
  real estate assets                             0.0           (0.4)      (0.3)          (0.2)           1.0              (0.2)
 Other expenses                                 (0.1)          (0.1)      (0.0)          (0.1)          (0.5)             (0.3)
 Equity in net income (loss) of
   unconsolidated companies:
   Office Properties                             0.8            0.5        0.7            0.6            0.4               0.5
   Resort/Hotel Properties                       0.6            0.0        0.5            0.0            1.4               2.1
   Residential Development Properties            0.7            2.2        0.5            3.8           (4.6)            (16.2)
   Temperature-Controlled Logistics
    Properties                                  (0.2)          (0.2)       0.2           (0.2)           0.0               1.8
   Other                                         0.1           (0.2)      (0.2)          (0.9)           0.7               3.7
                                            --------       --------   --------       --------       --------          --------
   TOTAL OTHER INCOME (EXPENSE)                (34.5)%        (29.6)%    (36.2)%        (31.0)%     $    0.5          $  (14.1)
                                            --------       --------   --------       --------       --------          --------

   (LOSS) INCOME FROM CONTINUING
   OPERATIONS BEFORE MINORITY
   INTERESTS AND INCOME TAXES                   (0.1)%          5.9%      (0.5)%          7.7%      $  (17.2)         $  (41.9)

 Minority interests                             (0.8)          (1.7)      (0.2)          (2.5)           3.0              11.4
 Income tax benefit (provision)                  1.3           (0.3)       1.2            0.8            4.0               1.6
                                            --------       --------   --------       --------       --------          --------

INCOME BEFORE DISCONTINUED
  OPERATIONS AND CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE            0.4%           3.9%       0.5%           6.0%      $  (10.2)         $  (28.9)
  Discontinued operations-income (loss)
    on assets sold and held for sale             0.3           (0.2)       0.1            0.2            1.2              (0.2)
  Discontinued operations-(loss) gain on
    assets sold and held for sale               (0.4)           0.6       (3.2)           0.8           (2.5)            (18.3)
  Cumulative effect of a change in
    accounting principle                         0.0            0.0        0.0           (1.8)           0.0               9.2
                                            --------       --------   --------       --------       --------          --------

NET INCOME (LOSS)                                0.3%           4.3%      (2.6)%          5.2%      $  (11.5)         $  (38.2)


  Series A Preferred Share distributions        (2.0)          (1.5)      (2.0)          (1.5)          (0.3)             (1.5)
  Series B Preferred Share distributions        (0.9)          (0.4)      (0.9)          (0.2)          (1.0)             (3.0)
                                            --------       --------   --------       --------       --------          --------



NET (LOSS) INCOME AVAILABLE TO
    COMMON SHAREHOLDERS                         (2.6)%          2.4%      (5.5)%          3.5%      $  (12.8)         $  (42.7)
                                            ========       ========   ========       ========       ========          ========

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003 TO THE THREE MONTHS ENDED JUNE 30, 2002

PROPERTY REVENUES

         Total property revenues decreased $42.2 million, or 15.3%, to $233.2 million for the three months ended June 30, 2003, as compared to $275.4 million for the three months ended June 30, 2002. The primary components of the decrease in total property revenues are discussed below.

     o Office Property revenues decreased $11.0 million, or 8.0%, to $127.3 million, due to:

            o a decrease of $8.2 million resulting from the contribution of two Office Properties to joint ventures in the third quarter of 2002; and

            o a decrease of $7.6 million from the 65 consolidated Office Properties (excluding 2002 acquisitions and properties held for sale) that the Company owned or had an interest in, primarily due to a decline in occupancy resulting in decreases in both rental revenue and operating expense recoveries, and a decrease in antenna revenue and other revenue; partially offset by

            o an increase of $3.3 million from the Johns Manville Office Property acquired in August 2002; and

            o an increase of $1.3 million resulting from third party management services provided to joint ventures and related direct expense reimbursements.

     o Residential Development revenues decreased $29.3 million, or 35.1%, to $54.2 million, primarily due to:

            o a decrease of $20.2 million primarily due to the sale of 16 fewer units and 138 fewer lots at CRDI;

            o a decrease of $14.1 million primarily due to the sale of 14 fewer lots at Desert Mountain; partially offset by

            o an increase of $4.2 million due to consolidation of MVDC and HADC in 2003.

PROPERTY EXPENSES

         Total property expenses decreased $24.5 million, or 13.8%, to $152.9 million for the three months ended June 30, 2003, as compared to $177.4 million for the three months ended June 30, 2002. The primary components of the decrease in total property expenses are discussed below.

     o Office Property expenses increased $1.5 million, or 2.5%, to $62.5 million, primarily due to:

            o an increase of $2.3 million from the 65 consolidated Office Properties (excluding 2002 acquisitions and properties held for sale) that the Company owned or had an interest in, due to:

                   o $4.2 million increase in utilities expense, primarily attributable to a new utility contract for the Texas Office Properties; and

                   o $0.6 million increase in bad debt expense; partially offset by

                   o $1.3 million decrease in building repairs and maintenance expense; and

                   o $1.2 million decrease in property taxes and other taxes and assessments;

            o an increase of $1.3 million due to the acquisition of the Johns Manville Office Property in August 2002; and

            o an increase of $0.9 million attributable to the cost of providing third party management services to joint venture properties, which are recouped by increased third party fee income and direct expense reimbursements; partially offset by

            o a decrease of $3.4 million due to the contribution of two Office Properties to joint ventures in 2002.

     o Residential Development Property expenses decreased $26.5 million, or 35.6%, to $47.8 million, primarily due to:

            o a decrease of $18.4 million primarily due to a reduction in cost of sales related to the sale of 16 fewer units and 138 fewer lots at CRDI;

            o a decrease of $12.6 million primarily due to a reduction in cost of sales related to the sale of 14 fewer lots at Desert Mountain; partially offset by

            o an increase of $2.5 million primarily due to increased cost of sales from the consolidation of MVDC and HADC.

OTHER INCOME/EXPENSE

         Total other expenses decreased $0.5 million, or 0.7%, to $80.7 million for the three months ended June 30, 2003, as compared to $81.3 million for the three months ended June 30, 2002. The primary components of the decrease in total other expenses are discussed below.

         OTHER INCOME

         Other income decreased $1.2 million, or 14.0%, to $7.4 million for the three months ended June 30, 2003, as compared to $8.6 million for the three months ended June 30, 2002. The primary components of the decrease in other income are discussed below.

      o Equity in net income of unconsolidated companies decreased $2.1 million, or 32.1%, to $4.6 million, primarily due to:

            o a decrease of $4.6 million in Residential Development Property equity in net income due to a reduction in lot and acreage sales at the Woodlands Land Development Company, L.P. and consolidation of MVDC and HADC in 2003; partially offset by

            o an increase of $1.4 million in Resort/Hotel Property equity in net income, primarily due to a series of transactions in October 2002 in which the Company increased its equity interest in the entity that owns the Ritz Carlton Palm Beach Hotel from 25% to 50% and the Company's $1.1 million portion of a payment received from the operator of the Resort/Hotel Property pursuant to the terms of the operating agreement because the Property did not achieve the specified net operating income level for 2002;

            o an increase of $0.7 million in other unconsolidated companies due primarily to losses recognized for the three months ended June 30, 2002; and

            o an increase of $0.4 million in Office Property equity in net income.

      o Interest and other income decreased $0.7 million, or 35.7%, to $1.2 million due to the payoff of two notes receivable, with an aggregate principal balance of $19.9 million, in 2002.

      o Income from investment land sales, net increased $1.6 million, due to net income from the sales of two parcels of undeveloped land, located in Dallas, Texas and Coppell, Texas, in 2003.

         OTHER EXPENSES

         Other expenses decreased $1.7 million, or 2.0%, to $88.1 million for the three months ended June 30, 2003, as compared to $89.9 million for the three months ended June 30, 2002. The primary components of the decrease in other expenses are discussed below.

      o Interest expense decreased $3.4 million, or 7.3%, to $43.1 million due to a decrease of $17.8 million in the weighted average debt balance and a decrease of 0.74% in the weighted average interest rate.

      o Depreciation and amortization expense increased $1.5 million, or 4.4%, to $36.0 million, primarily due to an increase of $1.7 million in Residential Development Property and Resort/Hotel Property depreciation and amortization expense.

DISCONTINUED OPERATIONS

         Income from discontinued operations on assets sold and held for sale decreased $1.3 million, or 121.9%, to a loss of $0.2 million, primarily due to:

            o a decrease of $1.6 million due to the gain on the sale of two office properties in 2002; and

            o a decrease of $0.8 million, due to the impairment of a behavioral healthcare property in 2003; partially offset by

            o an increase of $1.2 million due to net operating loss in 2002 from six office properties and two transportation companies sold during 2002.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 TO THE SIX MONTHS ENDED JUNE 30, 2002

         The following comparison of the results of operations for the six months ended June 30, 2003 and the six months ended June 30, 2002 reflects the consolidation of eight of the Resort/Hotel Properties and three of the Residential Development Properties commencing on February 14, 2002, as a result of the COPI transaction. Prior to February 14, 2002, the results of operations of the Resort/Hotel Properties were reflected in the Company's consolidated financial statements as lease payments and as equity in net income for the Residential Development Properties. Because the results of operations of these Properties are consolidated for the full period in 2003, as compared to a partial period in 2002, the Company's financial statements do not provide a direct comparison of the results of operations of the Resort/Hotel Properties or the Residential Development Properties for the full periods in 2003 and 2002. Additional information on the results of operations of the Resort/Hotel Properties or the Residential Development Properties for the full periods in both 2003 and 2002 is provided below under the captions "Resort/Hotel Properties" and "Residential Development Properties."

PROPERTY REVENUES

         Total property revenues decreased $35.6 million, or 7.2%, to $461.0 million for the six months ended June 30, 2003, as compared to $496.6 million for the six months ended June 30, 2002. The components of the decrease in total property revenues are discussed below.

      o Office Property revenues decreased $21.9 million, or 7.9%, to $256.1 million, due to:

            o a decrease of $17.0 million from the 65 consolidated Office Properties (excluding 2002 acquisitions and properties held for sale) that the Company owned or had an interest in, primarily due to a decline in occupancy resulting in decreases in both rental revenue and operating expense recoveries, and a decrease in antenna revenue and other revenue;

            o a decrease of $16.0 million resulting from the contribution of two Office Properties to joint ventures in the third quarter of 2002; and

            o  a decrease of $0.1 million in other revenues; partially offset by

            o an increase of $6.7 million from the Johns Manville Office Property acquired in August 2002;

            o an increase of $2.3 million attributable to third party management services and related direct expense reimbursements;

            o an increase of $1.2 million in net lease termination fees to $3.0 million in 2003; and

            o an increase of $1.0 million attributable to non-recurring revenue received in 2003.

      o Resort/Hotel Property revenues increased $23.3 million, or 25.3%, to $115.4 million, primarily due to the consolidation of the operations of eight of the Resort/Hotel Properties for the full period in 2003 as compared to a partial period in 2002 as a result of the COPI transaction (prior to February 14, 2002 the Company recognized lease payments related to these properties).

      o Residential Development revenues decreased $37.0 million, or 29.2%, to $89.6 million, primarily due to a reduction in lot and unit sales at Desert Mountain and CRDI.

PROPERTY EXPENSES

         Total property expenses decreased $7.8 million, or 2.6%, to $296.6 million for the six months ended June 30, 2003, as compared to $304.4 million for the six months ended June 30, 2002. The components of the decrease in total property expenses are discussed below.

      o Office Property expenses decreased $1.2 million, or 1.0%, to $123.4 million, primarily due to:

            o a decrease of $6.7 million due to the contribution of two Office Properties to joint ventures in 2002; and

            o a decrease of $0.7 million from the 65 consolidated Office Properties (excluding 2002 acquisitions and properties held for sale) that the Company owned or had an interest in, due to:

                   o  $3.0 million decrease in property taxes;

                   o $2.2 million decrease in building repairs and maintenance expense; and

                   o $0.8 million decrease in management fee expenses; partially offset by

                   o $5.3 million increase in utilities expense, primarily attributable to a new utility contract for the Texas Office Properties; partially offset by

            o an increase of $2.6 million due to the acquisition of the Johns Manville Office Property in August 2002;

            o an increase of $2.0 million attributable to the cost of providing third party management services to joint venture properties, which are recouped by increased third party fee income and direct expense reimbursements;

            o an increase of $0.9 million in taxes/assessments related to various land parcels; and

            o  an increase of $0.4 million of other expenses.

      o Resort/Hotel Property expense increased $26.3 million, or 39.8%, to $92.4 million, primarily due to the consolidation of the operations of eight of the Resort/Hotel Properties for a full period in 2003 as compared to a partial period in 2002 as a result of the COPI transaction on February 14, 2002.

      o Residential Development Property expenses decreased $32.9 million, or 29.0%, to $80.8 million, primarily due to a reduction in lot and unit sales and related costs at Desert Mountain and CRDI.

OTHER INCOME/EXPENSE

         Total other expenses increased $14.1 million, or 9.2%, to $167.4 million for the six months ended June 30, 2003, as compared to $153.3 million for the six months ended June 30, 2002. The primary components of the increase in total other expenses are discussed below.

         OTHER INCOME

         Other income decreased $7.6 million, or 36.7%, to $12.8 million for the six months ended June 30, 2003, as compared to $20.2 million for the six months ended June 30, 2002. The primary components of the decrease in other income are discussed below.

      o Equity in net income of unconsolidated companies decreased $8.1 million, or 49.1%, to $8.2 million, primarily due to:

            o a decrease of $16.2 million in Residential Development Property equity in net income due to the consolidation of the operations of three of the Residential Development Corporations for the full period in 2003 as compared to a partial period in 2002 as a result of the COPI transaction on February 14, 2002; partially offset by

            o an increase of $3.7 million in other unconsolidated companies due primarily to losses recognized in the six months ended June 30, 2002;

            o an increase of $2.1 million in Resort/Hotel Property equity in net income, primarily due to a series of transactions in October 2002 in which the Company increased its equity interest in the entity that owns the Ritz Carlton Palm Beach Hotel from 25% to 50% and the Company's $1.1 million portion of a payment received from the operator of the Resort/Hotel Property pursuant to the terms of the operating agreement because the Property did not achieve the specified net operating income level for 2002;

            o an increase of $1.8 million in Temperature-Controlled Logistics Property equity in net income, primarily due to an increase in other income, partially offset by a decrease in interest expense resulting from a decrease of $3.0 million in the overall debt balance and a decrease in administrative expenses; and

            o an increase of $0.5 million in Office Property equity in net income.

      o Interest and other income decreased $1.2 million, or 29.9%, to $2.9 million due to the payoff of two notes receivable, with an aggregate principal balance of $19.9 million, in 2002.

      o Income from investment land sales, net increased $1.7 million, due to net income from the sales of two parcels of undeveloped land, located in Dallas, Texas and Coppell, Texas, in 2003.

         OTHER EXPENSES

         Other expenses increased $6.5 million, or 3.8%, to $180.2 million for the six months ended June 30, 2003, as compared to $173.5 million for the three months ended June 30, 2002. The primary components of the increase in other expenses are discussed below.

      o Depreciation expense increased $7.6 million, or 11.3%, to $74.7 million, due to;

            o an increase of $4.9 million in Residential Development Property and Resort/Hotel Property depreciation expense.

            o an increase of $2.7 million in Office Property depreciation expense, primarily attributable to:

                   o an increase of $4.6 million due to the write-off of tenant improvements and lease commissions due to early termination of leases; and

                   o an increase of $1.0 million from Johns Manville Office Property acquired in August 2002; partially offset by

                   o a decrease of $3.0 million associated with the contribution of two Office Properties to joint ventures in 2002.

      o Corporate, general and administrative expenses increased $0.9 million, or 7.5%, to $12.6 million, primarily due to increased legal expenses, shareholder services, and consulting costs related to compliance with the Sarbanes-Oxley Act.

      o Other expenses increased $0.3 million due to a loss resulting from the sale of marketable securities in 2003.

      o Interest expense decreased $2.4 million, or 2.7%, to $86.3 million primarily due to a decrease of 0.38%, from 7.69% to 7.31%, in the weighted average interest rate.

DISCONTINUED OPERATIONS

         Income from discontinued operations on assets sold and held for sale decreased $18.5 million, or 409.0%, to a loss of $14.0 million, primarily due to:

            o a decrease of approximately $12.7 million due to the impairment in 2003 of the 1800 West Loop South Office Property;

            o a decrease of $5.4 million due to the gain on the sale of three office properties in 2002; and

            o a decrease of approximately $1.5 million due to the impairment in 2003 of two of the behavioral healthcare properties; partially offset by

            o an increase of $1.1 million due to the impairment in 2002 of two transportation companies sold in 2002.

RESORT/HOTEL PROPERTIES

         The following provides a comparison of the results of operations of the Resort/Hotel Properties for the six months ended June 30, 2003 and 2002.


                                    For the six months ended June 30,
                                 ---------------------------------------
(in thousands)                      2003          2002         Variance
---------------------            ----------    ----------     ----------
Lease revenues                   $    2,542    $    7,913
Operating revenues                  112,811        84,134
Operating expenses                  (92,399)      (66,102)
                                 ----------    ----------     ----------
    Net Operating Income         $   22,954    $   25,945     $   (2,991)
                                 ==========    ==========     ==========

         The net operating income for the Resort/Hotel Properties decreased $3.0 million, or 11.5%, to $22.9 million, primarily due to an increase of $2.9 million in Resort/Hotel Property operating expenses, primarily consisting of insurance and workers' compensation expenses.

RESIDENTIAL DEVELOPMENT PROPERTIES

         The following provides a comparison of the results of operations of the Residential Development Properties for the six months ended June 30, 2003 and 2002.

                                        For the six months ended June 30,
                                   -----------------------------------------
(in thousands)                       2003            2002         Variance
--------------------------------   ---------      -----------    -----------
Operating revenues                 $  89,572      $ 126,541
Operating expenses                   (80,760)      (113,678)
Depreciation and amortization         (5,330)        (2,849)
Equity in net income of
  unconsolidated companies             2,510         18,662
Income tax benefit (provision)         3,443         (3,463)
Minority interests                    (1,095)        (1,995)
Discontinued operations                   --         (1,205)
                                   ---------      ---------      ---------
        Net Income                 $   8,340      $  22,013      $ (13,673)
                                   =========      =========      =========



       Net income for the Residential Development Properties decreased $13.7 million, or 62.1%, to $8.3 million, primarily due to:

       o a decrease of approximately $7.8 million due to lower lot, unit and acreage sales at Desert Mountain, CRDI and The Woodlands in 2003;

       o a decrease of approximately $6.0 million as a result of gains recognized on the disposition of two properties at The Woodlands in 2002; and

       o a decrease of $1.1 million due to the sale of two transportation companies in December 2002 by CRDI; partially offset by

       o an increase of $1.4 million due to a goodwill impairment at CRDI in 2002 resulting from the adoption of Statement of Financial Accounting Standards No. 142.


                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                          FOR THE SIX MONTHS
                                                            ENDED JUNE 30,
     (in millions)                                               2003
     -----------------------------------------------      ------------------
     Cash provided by Operating Activities                $             38.5
     Cash used in Investing Activities                                 (15.0)
     Cash used in Financing Activities                                 (30.0)
                                                          ------------------
     Decrease in Cash and Cash Equivalents                $             (6.5)
     Cash and Cash Equivalents, Beginning of Period                     78.4
                                                          ------------------
         Cash and Cash Equivalents, End of Period         $             71.9
                                                          ==================

OPERATING ACTIVITIES

         The Company's cash provided by operating activities of $38.5 million is attributable to Property operations.

INVESTING ACTIVITIES

         The Company's cash used in investing activities of $15.0 million is primarily attributable to:

            o $28.6 million for revenue and non-revenue enhancing tenant improvement and leasing costs for Office Properties;

            o   $15.2 million for Residential Development Property investments;

            o $11.3 million for property improvements for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

            o $3.3 million of additional investment in unconsolidated companies, consisting primarily of investments in the Residential Development Properties, Temperature-Controlled Logistics Properties, and SunTx, a private equity fund;

            o $2.7 million resulting from an increase in restricted cash, due primarily to an increase in escrow deposits for capital expenditures at the Company's Office Properties;

            o   $2.0 million for the acquisition of rental properties; and

            o   $1.1 million for development of investment properties.

            The cash used in investing activities is partially offset by:

            o $20.5 million resulting from a decrease in notes receivable, primarily due to payment on a short-term seller financing note attributable to the sale of two Office Properties in The Woodlands and collections on developer financing notes at the Residential Development Properties related to lot and unit sales in 2002;

            o $11.4 million in cash resulting from the consolidation of entities;

            o   $6.4 million of proceeds from property sales;

            o   $5.4 million from return of investments in SunTx;

            o $3.2 million from return of investments in Temperature-Controlled Logistics Properties; and

            o   $2.3 million from return of investments in Office Properties.

FINANCING ACTIVITIES

         The Company's cash used in financing activities of $30.0 million is attributable to:

            o $99.0 million of payments under the Company's credit facility, primarily from proceeds from the new Cigna note;

            o $92.4 million of payments under other borrowings, partially resulting from the payoff of the Cigna Note;

            o $87.7 million of distributions to common shareholders and unitholders;

            o   $47.8 million of Residential Development Property note payments;

            o   $13.2 million of distributions to preferred shareholders;

            o $7.8 million of net capital distributions to joint venture partners;

            o   $1.9 million of debt financing costs; and

            o $0.9 million for common shares purchased under a compensation plan.

            The cash used in financing activities is partially offset by:

            o $187.0 million of proceeds from borrowings under the Company's credit facility, a portion of which were used to pay off the Cigna Note and for investment in Residential Development Properties and tenant improvements, leasehold commissions and property improvements for the Office Segment;

            o $92.4 million of proceeds from other borrowings, primarily as a result of the new Cigna note; and

            o $41.3 million of proceeds from borrowings for construction costs for infrastructure development on Residential Development Properties.

LIQUIDITY REQUIREMENTS

DEBT FINANCING SUMMARY

         The following tables show summary information about the Company's debt, including its share of unconsolidated debt, as of June 30, 2003. Additional information about the significant terms of the Company's debt financing arrangements, its unconsolidated debt, and the Company's guarantees of unconsolidated debt, is contained in Note 8, "Notes Payable and Borrowings under Credit Facility," Note 7, "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies," and Note 10, "Commitments and Contingencies" of Item 1, "Financial Statements."

                                                        SHARE OF
                                   TOTAL             UNCONSOLIDATED
(in thousands)                COMPANY DEBT(1)             DEBT               TOTAL(2)
---------------------         ---------------        --------------        ------------
Fixed Rate Debt                 $ 1,643,432             $306,366           $  1,949,798
Variable Rate Debt                  821,319              257,777              1,079,096
                                -----------             --------           ------------
Total Debt                      $ 2,464,751             $564,143           $  3,028,894
                                ===========             ========           ============

----------

(1) Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $508.3 million of hedged variable rate debt, are 87% and 13%, respectively.

(2) Balance excludes hedges. The percentages for total consolidated and unconsolidated fixed rate debt and variable rate debt, including the $508.3 million of hedged variable rate debt, are 81% and 19%, respectively.

                                                     UNSECURED         TOTAL         SHARE OF
                        SECURED      UNSECURED      DEBT LINE OF      COMPANY      UNCONSOLIDATED
    (in thousands)       DEBT          DEBT            CREDIT           DEBT            DEBT            TOTAL
    ----------------  -----------   ------------   --------------   ------------   --------------    -----------
    2003              $    21,707   $         --   $           --   $     21,707      $  17,432      $    39,139
    2004                  283,799             --          252,000        535,799        103,277          639,076
    2005                  375,341             --               --        375,341        167,084          542,425
    2006                   18,359             --               --         18,359         23,977           42,336
    2007                   26,344        250,000               --        276,344         48,384          324,728
    Thereafter            862,201        375,000               --      1,237,201        203,989        1,441,190
                      -----------   ------------   --------------   ------------      ---------      -----------
                      $ 1,587,751   $    625,000   $      252,000   $  2,464,751      $ 564,143      $ 3,028,894
                      ===========   ============   ==============   ============      =========      ===========

CAPITAL EXPENDITURES

         As of June 30, 2003, the Company had unfunded capital expenditures of approximately $79.5 million relating to capital investments that are not in the ordinary course of operations of the Company's business segments. The table below specifies the Company's requirements for capital expenditures and its amounts funded as of June 30, 2003, and amounts remaining to be funded (future fundings classified between short-term and long-term capital requirements):

                                                                                                     CAPITAL EXPENDITURES
                                                                                               -------------------------------
                                                TOTAL      AMOUNT FUNDED         AMOUNT        SHORT-TERM
                                               PROJECT     AS OF JUNE 30,      REMAINING TO      (NEXT 12         LONG-TERM
(in millions)           PROJECT                COST (1)         2003              FUND          MONTHS)(2)     (12+ Months)(2)
-------------------------------------------    -------     --------------     ------------     -----------     ---------------
OFFICE SEGMENT
   Acquired or Developed Properties(3)         $   2.3     $         (1.1)    $        1.2     $       1.2     $            --
   Houston Center Shops Redevelopment(4)          11.6               (1.3)            10.3            10.3                  --

RESIDENTIAL DEVELOPMENT SEGMENT(5)
   Tahoe Mountain Properties & Club               85.3              (75.4)             9.9             9.9                  --
   Desert Mountain Golf Course and
       Water Supply Pipeline                      53.8              (39.7)            14.1            14.1                  --
   CRDI - East West Resort Development IV,
       L.P., L.L.L.P.(6)                          12.1                0.0             12.1            12.1                  --

RESORT/HOTEL SEGMENT
   Canyon Ranch - Tucson Land -
       Construction Loan(7)                        3.2                 --              3.2             1.6                 1.6
   Canyon Ranch - Lenox Aquatic Center             3.1               (2.6)             0.5             0.5                  --

OTHER
   SunTx(8)                                       19.0               (6.3)            12.7             4.0                 8.7
   Crescent Spinco(9)                             15.5                 --             15.5            15.5                  --
                                               -------     --------------     ------------     -----------     ---------------
TOTAL                                          $ 205.9     $       (126.4)    $       79.5     $      69.2     $          10.3
                                               =======     ==============     ============     ===========     ===============

----------

(1)  All amounts are approximate.

(2) Reflects the Company's estimate of the breakdown between short-term and long-term capital expenditures.

(3) The capital expenditures reflect the Company's ownership percentage in each Property, 25% for 5 Houston Center Office Property and 30% for Five Post Oak Park Office Property.

(4)  Located within the Houston Center Office Property complex.

(5) Represents capital expenditures for infrastructure and amenities. The Tahoe Mountain Properties and Club project costs exclude costs for projects in which the Company anticipates sales to occur over the next 18 months.

(6) The Company has a purchase commitment of $12.1 million related to a purchase agreement for a tract of land in Eagle County, Colorado. The guaranteed amount of $12.1 million will be paid by the Company at closing of the transaction, which is anticipated to occur in the third quarter of 2003.

(7) The Company committed to fund a construction loan to the purchaser of the land which will be secured by 20 developed lots and a $0.6 million letter of credit.

(8) This commitment is related to the Company's investment in a private equity fund.

(9) The Company expects to form and capitalize Crescent Spinco, which will be a separate entity to be owned by the Company's shareholders and unitholders, and to cause the new entity to commit to acquire COPI's entire membership interest in AmeriCold Logistics.

         In addition, the Company has entered into a contract to acquire an office property for approximately $52 million, consisting of $14 million in cash and assumption of a $38 million loan. The acquisition is anticipated to close in the third quarter of 2003 and is subject to customary closing conditions.

LIQUIDITY OUTLOOK

         The Company expects to fund its short-term capital requirements of approximately $69.2 million through a combination of cash, construction financing, net cash flow from operations, and borrowings under the Company's credit facility or the JP Morgan Facility. The Company plans to meet its maturing debt obligations, through June 30, 2004, of approximately $540.5 million, primarily through refinancing of the Credit Facility, refinancing or electing the extension option on the Deutsche Bank-CMBS loan, and refinancing of the Northwestern Life Note.

         The Company expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, debt service requirements, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (such as property improvements, tenant improvements and leasing costs), distributions to shareholders and unitholders, and unfunded expenses related to the COPI bankruptcy, primarily through cash flow provided by operating activities and return of capital from the Residential Development Segment. To the extent that the Company's cash flow from operating activities and return of capital from the Residential Development Segment are not sufficient to finance such short-term liquidity requirements, the Company expects to finance such requirements with borrowings under the Company's credit facility, the JP Morgan Facility, or new debt facilities, and proceeds from the sale or joint venture of Properties.

         The Company's long-term liquidity requirements as of June 30, 2003 consist primarily of debt maturities after June 30, 2004, which totaled approximately $1.9 billion. The Company also has $10.3 million of long-term capital expenditure requirements. The Company expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives as well as cash proceeds received from the sale or joint venture of Properties and return of capital investment from the Residential Development Segment.

         Debt and equity financing alternatives currently available to the Company to satisfy its liquidity requirements and commitments for material capital expenditures include:

     o Additional proceeds from the Company's Credit Facility under which the Company has up to $105.1 million of borrowing capacity available as of June 30, 2003;

     o Additional proceeds from the refinancing of the Company's Credit Facility and other existing secured and unsecured debt;

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

         The Company's portion of unconsolidated debt maturing through June 30, 2004 is $47.6 million. The Company's portion of unconsolidated debt maturing after June 30, 2004 is $516.5 million. Unconsolidated debt is the liability of the unconsolidated entity, is typically secured by that entity's property, and is non-recourse to the Company except where a guarantee exists.

                                 DEBT FINANCING

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Company's primary debt financing arrangements existing as of June 30, 2003, are shown below:

                                                         BALANCE          INTEREST
                                                      OUTSTANDING AT       RATE AT                                    EXPECTED
                                          MAXIMUM        JUNE 30,          JUNE 30,          MATURITY                  PAYOFF
           DESCRIPTION(1)                BORROWINGS        2003             2003              DATE                      DATE
-------------------------------------   ------------  --------------    -------------   -------------------      -------------------
SECURED FIXED RATE DEBT:                    (dollars in thousands)

     AEGON Partnership Note             $    262,699  $      262,699             7.53%      July 2009            July 2009
     LaSalle Note I                          236,554         236,554             7.83       August 2027          August 2007
     JP Morgan Mortgage Note                 193,457         193,457             8.31       October 2016         September 2006
     LaSalle Note II                         160,541         160,541             7.79       March 2028           March 2006
     Cigna Note                               70,000          70,000             5.22       June 2010            June 2010
     Metropolitan Life Note V                 37,823          37,823             8.49       December 2005        December 2005
     Northwestern Life Note                   26,000          26,000             7.66       January 2004         January 2004
     Woodmen of the World Note                 8,500           8,500             8.20       April 2009           April 2009
     Nomura Funding VI Note                    7,943           7,943            10.07       July 2020            July 2010
     Mitchell Mortgage Note                    1,743           1,743             7.00       September 2003       September 2003
     Construction, Acquisition and
       other obligations for
       various CRDI and MVDC
       projects                               13,172          13,172    2.90 to 11.25       August 03 to May 08  August 03 to May 08
                                        ------------  --------------    -------------
           Subtotal/Weighted Average    $  1,018,432  $    1,018,432             7.67%
                                        ------------  --------------    -------------


UNSECURED FIXED RATE DEBT:

     The 2009 Notes                     $    375,000  $      375,000             9.25%      April 2009           April 2009
     The 2007 Notes                          250,000         250,000             7.50       September 2007       September 2007
                                        ------------  --------------    -------------
           Subtotal/Weighted Average    $    625,000  $      625,000             8.55%
                                        ------------  --------------    -------------

SECURED VARIABLE RATE DEBT:

     Fleet Fund I and II Term Loan      $    275,000  $      275,000             4.52%      May 2005             May 2005
     Deutsche Bank-CMBS Loan(2)              220,000         220,000             5.84       May 2004             May 2006
     National Bank of Arizona                 51,825          47,397     4.00 to 5.00       Nov 04 to Dec 05     Nov 04 to Dec 05
     FHI Finance Loan                         10,000             435             5.82       September 2009       September 2009
     Construction, Acquisition and
       other obligations for various
       CRDI and MVDC projects                 82,138          26,487     3.84 to 5.25       July 03 to June 08   July 03 to June 08
                                        ------------  --------------    -------------
           Subtotal/Weighted Average    $    638,963  $      569,319             4.94%
                                        ------------  --------------    -------------


UNSECURED VARIABLE RATE DEBT:

     Credit Facility(3)                 $    372,284  $      252,000(4)          3.17%      May 2004             May 2005
     JP Morgan Loan Sales Facility(5)         50,000              --               --           --                    --
                                        ------------  --------------    -------------
           Subtotal/Weighted Average    $    422,284  $      252,000             3.17%
                                        ------------  --------------    -------------

        TOTAL/WEIGHTED AVERAGE          $  2,704,679  $    2,464,751             6.82%(6)
                                        ============  ==============    =============

AVERAGE REMAINING TERM                                                                      7.0 years            3.5 years


----------

(1) For more information regarding the terms of the Company's debt financing arrangements, including the amounts payable at maturity, properties securing the Company's secured debt and the method of calculation of the interest rate for the Company's variable rate debt, see Note 8, "Notes Payable and Borrowings under the Credit Facility," included in Item 1, "Financial Statements."

(2)  This loan has two one-year extension options.

(3)  This facility has a one-year extension option.

(4) The outstanding balance excludes letters of credit issued under the credit facility of $15.2 million.

(5)  This is an uncommitted facility.

(6) The overall weighted average interest rate does not include the effect of the Company's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.19%.

         In April 2003, the Company received modifications to certain definitions relating to financial and other covenants in the $400 million Fleet Revolving Credit Facility and $275 million Fleet Fund I and II Term Loan. The modifications do not alter the Company's borrowing capacity, scheduled principle payments, interest rates, or maturity dates.

         As of June 30, 2003, no event of default had occurred, and the Company was in compliance with all of its financial covenants related to its outstanding debt.

         Failure to comply with covenants under the credit facility or other debt instruments could result in an event of default under one or more of the Company's debt instruments. Any uncured or unwaived events of default under the Company's loans can trigger an increase in interest rates or an acceleration of payment on the loan in default and could cause the credit facility to become unavailable to the Company. In addition, an event of default by the Company or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the credit facility and the Fleet Fund I and II Term Loan after the notice and cure periods for the other indebtedness have passed. Any uncured or unwaived event of default could have an adverse effect on the Company's business, financial condition, or liquidity.

         The Company's debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the six months ended June 30, 2003, there were no circumstances that required prepayment penalties or increased collateral related to the Company's existing debt.

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

UNCONSOLIDATED DEBT ARRANGEMENTS

         As of June 30, 2003, the total debt of the unconsolidated joint ventures and equity investments in which the company has ownership interests was $1.4 billion, of which the Company's share was $564.1 million. The Company had guaranteed $78.1 million of this debt as of June 30, 2003. Additional information relating to the Company's unconsolidated debt financing arrangements is contained in Note 7, "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies," of Item 1, "Financial Statements."

GUARANTEE COMMITMENTS

         The Company's guarantees in place as of June 30, 2003 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require the Company to provide additional collateral to support the guarantees.


                                                                          GUARANTEED              MAXIMUM
                                                                      AMOUNT OUTSTANDING        GUARANTEED
                                                                       AT JUNE 30, 2003           AMOUNT
                                                                      ------------------     -----------------
DEBTOR                                                                             (in thousands)
-----------------------------------------------------------------
Crescent 5 Houston Center, L.P.(1)(2)                                 $          65,470      $          82,500
CRDI - Eagle Ranch Metropolitan District - Letter of Credit(3)                   15,197                 15,197
Blue River Land Company, L.L.C.(1)(4)                                             5,355                  6,300
Main Street Partners, L.P. - Letter of Credit(1)(5)                               4,250                  4,250
Manalapan Hotel Partners, L.L.C. - Letter of Credit(1)(6)                         3,000                  3,000
                                                                      -----------------      -----------------
Total Guarantees                                                      $          93,272      $         111,247
                                                                      =================      =================

----------

(1) See Note 7, "Investments in Real Estate Mortgages and Equity of Unconsolidated Companies - Unconsolidated Debt Analysis," in Item 1, "Financial Statements," for a description of the terms of this debt.

(2) The Company provides a full guarantee up to $82.5 million for the construction loan on 5 Houston Center, which was completed in 2002. The guarantee amount reduces to $41.3 million upon achievement of specified conditions, including specified tenants occupying space and obtaining a certificate of occupancy; further reduction to $20.6 million upon achievement of 90% occupancy and 1.3x debt service coverage.

(3) The Company provides a $15.2 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds and Limited Tax Bonds.

(4) A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides a guarantee of 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $7.7 million outstanding at June 30, 2003 and the amount guaranteed was $5.4 million.

(5) The Company and its joint venture partner each provide a $4.3 million letter of credit to guarantee repayment of up to $8.5 million of the loan to Main Street Partners, L.P.

(6) The Company and its joint venture partner each provide a $3.0 million letter of credit to guarantee repayment of up to $6.0 million of the Manalapan debt with Corus Bank.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. Derivative financial instruments are used to convert a portion of the Company's variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the payment of fixed rate amounts in exchange for variable rate payments over the life of the agreements without exchange of the underlying principal amount. For the six months ended June 30, 2003, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

         The following table shows information regarding the Company's cash flow hedge agreements during the six months ended June 30, 2003, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").

                                                                                            CHANGE IN
   EFFECTIVE      NOTIONAL    MATURITY     REFERENCE   FAIR MARKET      ADDITIONAL      UNREALIZED GAINS
    Date(1)        AMOUNT        DATE        RATE         VALUE      INTEREST EXPENSE   (LOSSES) IN OCI
--------------   ----------  ----------    ---------   -----------   ----------------   ----------------
(in thousands)
--------------
   9/01/99       $  200,000     9/02/03(2)    6.18%    $    (2,503)  $         4,851    $          4,794
   5/15/01          200,000     2/03/03       7.11%             --             1,048               1,057
   4/18/00          100,000     4/18/04       6.76%         (4,790)            2,734               2,294
   2/15/03          100,000     2/15/06       3.26%         (4,098)              741              (1,574)
   2/15/03          100,000     2/15/06       3.25%         (4,091)              740              (1,574)
   9/02/03          200,000     9/01/06       3.72%        (10,184)               --              (5,485)
                                                       -----------   ---------------    ----------------
                                                       $   (25,666)  $        10,114    $           (488)
                                                       ===========   ===============    ================

----------

(1) During 2002, the Company entered into agreements for three cash flow hedges, two of which were effective in the first quarter of 2003, and one of which will be effective in the third quarter of 2003. These three cash flow hedges replace the Company's cash flow hedges with maturity dates of September 2, 2003 and February 3, 2003.

(2) In June 2003, the Company terminated its $200 million interest rate swap with Salomon Brothers prior to its September 2, 2003 stated maturity by prepaying the interest that would have been due at maturity. The remaining unrealized gains in OCI and the prepaid interest amounts will be amortized through the September 2, 2003 maturity date.

         CRDI, a consolidated subsidiary of the Company, also uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt.

         The following table shows information regarding CRDI's cash flow hedge agreements and additional capitalized interest thereon as of June 30, 2003. Unlike the additional interest on the Company's cash flow hedges, which was expensed, the additional interest on CRDI's cash flow hedges was capitalized, as it is related to debt incurred for projects that are currently under development. Also presented are the unrealized gains in OCI for the six months ended June 30, 2003.

                                                        ADDITIONAL     CHANGE IN
  ISSUE    NOTIONAL  MATURITY  REFERENCE  FAIR MARKET   CAPITALIZED    UNREALIZED
  DATE      AMOUNT     DATE      RATE        VALUE       INTEREST     GAINS IN OCI
---------  --------  --------  ---------  -----------   -----------   ------------
(in thousands)
------------------
   9/4/01  $  4,650   9/4/03     4.12%    $        36   $        33   $         66
   9/4/01     3,700   9/4/03     4.12%             28            26             50
                                          -----------   -----------   ------------
                                          $        64   $        59   $        116
                                          ===========   ===========   ============

         In June 2003, CRDI entered into an interest rate cap agreement with Bank of America for a loan with an initial notional amount of $0.8 million, increasing monthly to up to $28.3 million in September 2004, based on the amount of the loan. Under the agreement, in the event the prime rate, as defined in the agreement, exceeds 4.1%, Bank of America will reimburse the interest paid in excess of such rate.

                               RECENT DEVELOPMENTS

ASSETS HELD FOR SALE

OFFICE SEGMENT

         As of June 30, 2003, the 1800 West Loop South Office Property located in the West Loop/Galleria submarket in Houston, Texas was held for sale. During the six months ended June 30, 2003, the Company recognized an approximately $12.7 million impairment charge, net of minority interests, on the 1800 West Loop South Office Property.

BEHAVIORAL HEALTHCARE PROPERTIES

         On February 27, 2003, the Company sold a behavioral healthcare property for $2.0 million, consisting of $1.3 million in cash and a $0.7 million note receivable. The Company recognized a loss on the sale of this property of approximately $0.3 million. A $2.3 million impairment charge, net of minority interest, had been recognized during 2002 related to this property.

         On May 2, 2003, the Company sold one additional behavioral healthcare property for $2.1 million. The Company recognized a loss on the sale of this property of approximately $0.1 million. A $0.7 million impairment charge, net of minority interest, was recognized during the first quarter of 2003 related to this property.

         The Company also recognized a $0.8 million impairment charge, net of minority interest, during the second quarter of 2003 on a behavioral healthcare property held for sale and under contract for sale at June 30, 2003. This property was sold on July 10, 2003.

         As of June 30, 2003, the Company owned five behavioral healthcare properties.

INVESTMENT LAND DISPOSITIONS

         On April 24, 2003, the Company completed the sale of approximately one-half acre of undeveloped land located in Dallas, Texas. The sale generated net proceeds and a net gain of approximately $0.3 million. This land was wholly-owned by the Company.

         On May 15, 2003, the Company completed the sale of approximately 24.8 acres of undeveloped land located in Coppell, Texas. The sale generated net proceeds of $3.0 million and a net gain of approximately $1.1 million. This land was wholly-owned by the Company.

         As of June 30, 2003, the Company sold approximately 3.5 acres of undeveloped land located in Houston, Texas. Subsequent to the end of the second quarter, the sale agreement was modified. Under the terms of the modified sale agreement, the Company generated proceeds of $2.1 million, net of closing costs, and a note receivable in the amount of $11.8 million, with annual installments of principal and interest payments beginning June 27, 2004 through maturity on June 27, 2010. The principal payment amounts are calculated based upon a 20-year amortization and the interest rate is 4% for the first two years and thereafter the prime rate, as defined in the note, through maturity. Based on the terms of the modified sale agreement, the Company will fully recognize a net gain of approximately $8.9 million in the third quarter of 2003. This land was wholly-owned by the Company.

RELATED PARTY TRANSACTIONS

DBL HOLDINGS, INC.

         Since June 1999, the Company contributed approximately $23.8 million to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., which committed to purchase a limited partnership interest representing a 12.5% interest in G2. G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that is owned equally by GMSP and GMACCM. The ownership structure of GMSP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard Rainwater, Chairman of the Board of Trust Managers of the Company, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John Goff, Vice-Chairman of the Company's Board of Trust Managers and Chief Executive Officer of the Company. The remaining approximately 2% general partnership interest is owned by parties unrelated to the Company. At June 30, 2003, DBL had an approximately $13.4 million investment in G2.

         On January 2, 2003, the Company purchased the remaining 2.56% economic interest, representing 100% of the voting stock, in DBL from Mr. Goff. Total consideration paid for Mr. Goff's interest was $0.4 million. The Board of Trust Managers of the Company, including all the independent trust managers, approved the transaction based in part on an appraisal of the assets of DBL by an independent appraisal firm. As a result of this transaction, DBL is wholly-owned by the Company and is consolidated in the Residential Development Segment as of and for the six months ended June 30, 2003. Also, because DBL owns a majority of the voting stock in MVDC and HADC, the Company has consolidated these two Residential Development Corporations as of and for the six months ended June 30, 2003.

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

         The Company, through ownership interests of 50% or less, or ownership of non-voting interests only, has other unconsolidated investments which it does not control; these investments are accounted for using the equity method of accounting.

         The following is a summary of the Company's ownership in significant unconsolidated joint ventures and equity investments as of June 30, 2003.

                                                                                                              COMPANY'S OWNERSHIP
                        ENTITY                                             CLASSIFICATION                     AS OF JUNE 30, 2003
-------------------------------------------------------------    ---------------------------------------     -----------------------
   Joint Ventures

   Main Street Partners, L.P.                                    Office (Bank One Center-Dallas)                 50.0% (1)
   Crescent Miami Center, L.L.C.                                 Office (Miami Center - Miami)                   40.0% (2)
   Crescent 5 Houston Center, L.P.                               Office (5 Houston Center-Houston)               25.0% (3)
   Austin PT BK One Tower Office Limited Partnership             Office (Bank One Tower-Austin)                  20.0% (4)
   Houston PT Four Westlake Park Office Limited Partnership      Office (Four Westlake Park-Houston)             20.0% (4)
   Houston PT Three Westlake Park Office Limited Partnership     Office (Three Westlake Park-Houston)            20.0% (4)
   Crescent Five Post Oak Park L.P.                              Office (Five Post Oak - Houston)                30.0% (5)

   Equity Investments

   The Woodlands Land Development Company, L.P.                  Residential Development                         42.5% (6)(7)
   Blue River Land Company, L.L.C.                               Residential Development                         50.0% (8)
   Manalapan Hotel Partners, L.L.C.                              Resort/Hotel (Ritz Carlton Palm Beach)          50.0% (9)
   Vornado Crescent Portland Partnership                         Temperature-Controlled Logistics                40.0% (10)
   Vornado Crescent Carthage and KC Quarry, L.L.C.               Temperature-Controlled Logistics                56.0% (11)
   The Woodlands Commercial Properties Company, L.P.             Office                                          42.5% (6)(7)
   CR License, L.L.C.                                            Other                                           30.0% (12)
   The Woodlands Operating Company, L.P.                         Other                                           42.5% (6)(7)
   Canyon Ranch Las Vegas, L.L.C.                                Other                                           65.0% (13)
   SunTx Fulcrum Fund, L.P.                                      Other                                           28.1% (14)
   G2 Opportunity Fund, L.P.                                     Other                                           12.5% (15)

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

(5) The remaining 70% interest in Crescent Five Post Oak Park L.P. is owned by an affiliate of General Electric Pension Trust.

(6) The remaining 57.5% interest in each of the WLDC, Woodlands CPC and The Woodlands Operating Company, L.P. is owned by an affiliate of Morgan Stanley.

(7) Distributions are made to partners based on specified payout percentages. During the six months ended June 30, 2003, the payout percentage to the Company was 52.5%.

(8) The remaining 50% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to the Company.

(9) The remaining 50% interest in Manalapan is owned by WB Palm Beach Investors, L.L.C.

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

(14) The SunTx Fulcrum Fund, L.P.'s ("SunTx") objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. The remaining 71.9% of SunTx is owned by a group of individuals unrelated to the Company. The Company's ownership percentage will decline by the closing date of SunTx as capital commitments from third parties are secured. The Company's projected ownership interest at the closing of SunTx is approximately 7.5% based on SunTx manager's expectations for the final SunTx capitalization. The Company accounts for its investment in SunTx under the cost method. The Company's investment at June 30, 2003 was $6.3 million.

(15) G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. GMSP and GMACCM each own 21.875% of G2, with the remaining 43.75% owned by parties unrelated to the Company. See Note 14, "Related Party Transactions," in
     Item 1, "Financial Statements," for information regarding the ownership interests of trust managers and officers of the Company in GMSP.

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         As of June 30, 2003, the Company held a 40% interest in the Temperature-Controlled Logistics Partnership, which owns the Temperature-Controlled Logistics Corporation, which directly or indirectly owns the 88 Temperature-Controlled Logistics Properties, with an aggregate of approximately 441.5 million cubic feet (17.5 million square feet) of warehouse space.

         The Temperature-Controlled Logistics Corporation leases the Temperature-Controlled Logistics Properties to AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of COPI. The Company has no economic interest in AmeriCold Logistics. See Note 15, "COPI," of Item 1, "Financial Statements," for information on the proposed acquisition of COPI's 40% interest in AmeriCold Logistics by a new entity to be owned by the Company's shareholders.

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

         AmeriCold Logistics deferred $18.5 million of the total $76.4 million of rent payable for the six months ended June 30, 2003. The Company's share of the deferred rent was $7.4 million. The Company recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $7.4 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the six months ended June 30, 2003. As of June 30, 2003, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $59.1 million and $52.8 million, respectively, of which the Company's portions were $23.6 million and $21.1 million, respectively.

VORNADO CRESCENT CARTHAGE AND KC QUARRY, L.L.C.

         As of June 30, 2003, the Company held a 56% interest in VCQ. The assets of VCQ include two quarries and the related land. The Company accounts for this investment as an unconsolidated equity investment because the Company does not control the joint venture.

         On December 31, 2002, VCQ purchased $5.7 million of trade receivables from AmeriCold Logistics at a 2% discount. The Company contributed approximately $3.1 million to VCQ for the purchase of the trade receivables. The receivables were collected during the three months ended March 31, 2003.

         On March 28, 2003, VCQ purchased $6.6 million of trade receivables from AmeriCold Logistics at a 2% discount. VCQ used cash from collection of trade receivables previously purchased from AmeriCold Logistics and a $2.0 million contribution from its owners, of which approximately $0.8 million represented the Company's contribution, for the purchase of the trade receivables. The receivables were collected during the three months ended June 30, 2003.

         On May 22, 2003, VCQ distributed cash of $3.2 million to the Company.

                         SIGNIFICANT ACCOUNTING POLICIES

CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its assumptions and estimates on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities where that information is available from other sources. Certain estimates are particularly sensitive due to their significance to the financial statements. Actual results may differ significantly from management's estimates. The Company believes that the most significant accounting policies that involve the use estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates are the following:

     o   Valuation for impairment of the Company's assets and investments,

     o Relative Fair Value Method/Cost of Sales (Residential Development entities),

     o   Capitalization of Interest (Residential Development entities), and

     o   Allowance for doubtful accounts.

         IMPAIRMENTS. Real estate and leasehold improvements are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company records assets held for sale at the lower of carrying value or sales price less costs to sell. For assets classified as held and used, these assets are tested for recoverability when events or changes in circumstances indicate that the estimated carrying amount may not be recoverable. An impairment loss is recognized when expected undiscounted future cash flows from a Property are less than the carrying value of the Property. The Company's estimates of cash flows of the Properties require the Company to make assumptions related to future rental rates, occupancies, operating expenses, the ability of the Company's tenants to perform pursuant to their lease obligations and proceeds to be generated from the eventual sale of the Company's Properties. Any changes in estimated future cash flows due to changes in the Company's plans or views of market and economic conditions could result in recognition of additional impairment losses.

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

         RELATIVE SALES METHOD AND PERCENTAGE OF COMPLETION. The Company recognizes earnings from the sale of Residential Development Properties when a third-party buyer has made an adequate cash down payment and has attained the attributes of ownership. The cost of residential property sold is defined based on the type of product being purchased. The cost of sales for residential lots is generally determined as a specific percentage of the sales revenues recognized for each Residential Development project. The percentages are based on total estimated development costs and sales revenue for each Residential Development project. These estimates are revised annually and are based on the then-current development strategy and operating assumptions utilizing internally developed projections for product type, revenue and related development costs. The cost of sale for residential units (such as townhomes and condominiums) is determined using the relative sales value method. If the residential unit has been sold prior to the completion of infrastructure cost, and those uncompleted costs are not significant in relation to total costs, the full accrual method is utilized. Under this method, 100% of the revenue is recognized and a commitment liability is established to reflect the allocated estimated future costs to complete the residential unit. If the Company's estimates of costs or the percentage of completion is incorrect, it could result in either an increase or decrease in cost of sales expense or revenue recognized and therefore, an increase or decrease in net income.

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

         Effective January 1, 2003, the Company adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis as permitted, which requires that the value of stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. During the six months ended June 30, 2003, the Company granted stock options and recognized compensation expense that was not significant to its results of operations. With respect to the Company's stock options which were granted prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's common shares at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. During the six months ended June 30, 2003, no compensation cost was recognized for grants of stock options made prior to 2003 under the Company stock option plans because the Company's policy is to grant stock options with an exercise price equal to the quoted closing market price of the Company's common shares on the grant date. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Company's net (loss) income and (loss) earnings per share would have been reduced to the following pro forma amounts:

                                                   FOR THE THREE MONTHS ENDED JUNE 30,         FOR THE SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------------         ---------------------------------
(in thousands, except per share amounts)              2003                     2002               2003                   2002
----------------------------------------------     ----------               ----------         ----------             ----------
Net (loss) income available to common
     shareholders, as reported                     $   (6,053)              $    6,727         $  (25,383)            $   17,313
Deduct: total stock-based employee
     compensation expense determined under
     fair value based method for all awards              (765)                  (1,093)            (1,602)                (2,073)
                                                   ----------               ----------         ----------             ----------
Pro forma net (loss) income                        $   (6,818)              $    5,634         $  (26,985)            $   15,240
(Loss) earnings per share:
Basic - as reported                                $    (0.06)              $     0.07         $    (0.26)            $     0.17
Basic - pro forma                                  $    (0.07)              $     0.05         $    (0.27)            $     0.15
Diluted - as reported                              $    (0.06)              $     0.07         $    (0.26)            $     0.17
Diluted - pro forma                                $    (0.07)              $     0.05         $    (0.27)            $     0.14

         SFAS NO. 149. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact, if any, on the Company's financial condition or its results of operations.

         SFAS NO. 150. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer should classify and measure certain financial instruments that have both liability and equity characteristics. The provisions of this Statement are to be applied to financial instruments entered into or modified after May 31, 2003 and to existing instruments as of the beginning of the first interim financial reporting period after June 15, 2003. The adoption of this statement is not expected to have a material impact, if any, on the Company's financial condition or its results of operations.

         FASB INTERPRETATION 45. In November 2002, the FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and liability-recognition requirements for a guarantor of certain types of debt. The new guidance requires a guarantor to recognize a liability at the inception of a guarantee which is covered by the new requirements whether or not payment is probable, creating the new concept of a "stand-ready" obligation. Initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See
Note 10, "Commitments and Contingencies" in Item 1, "Financial Statements," for disclosure of the Company's guarantees at June 30, 2003. The Company adopted FIN 45 effective January 1, 2003.

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

         NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO an appropriate measure of performance for an equity REIT, and for its investment segments. However, FFO should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance.

         The Company has historically distributed an amount less than FFO, primarily due to reserves required for capital expenditures, including leasing costs. The aggregate cash distributions paid to shareholders and unitholders for the six months ended June 30, 2003 and 2002 were $87.7 million, and $99.5 million, respectively. The Company reported FFO of $77.9 million and $117.3 million for the six months ended June 30, 2003 and 2002, respectively.

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

                CONSOLIDATED STATEMENTS OF FUNDS FROM OPERATIONS


                                                              FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                                        JUNE 30,                              JUNE 30,
                                                                2003               2002               2003              2002
                                                             ----------         ----------         ----------         ----------
                                                                                        (IN THOUSANDS)
Net income (loss)                                            $      522         $   11,951         $  (12,233)        $   25,912
Adjustments to reconcile net income (loss)
     to funds from operations:
Depreciation and amortization of real estate assets              33,099             33,530             69,400             65,669
Loss (gain) on property sales, net                                   62             (1,420)               288             (5,665)
Cumulative effect of a change in accounting principle                --                 --                 --              9,172
Impairment and other charges related to
     real estate assets and assets held for sale                    990                 --             18,018              2,048
Adjustment for investments in real estate mortgages
     and equity of unconsolidated companies:
         Office Properties                                        3,013              1,889              5,835              4,051
         Resort/Hotel Properties                                    355                 --                749                 --
         Residential Development Properties                        (512)             2,051                227              2,954
         Temperature-Controlled Logistics Properties              5,486              5,790             10,996             11,501
         Other                                                     (104)             3,130                (82)             5,776
Unitholder minority interest                                        105              1,508             (2,190)             4,513
Series A Preferred Share distributions                           (4,556)            (4,215)            (9,112)            (7,590)
Series B Preferred Share distributions                           (2,019)            (1,009)            (4,038)            (1,009)
                                                             ----------         ----------         ----------         ----------
Funds from operations(1)                                     $   36,441         $   53,205         $   77,858         $  117,332
                                                             ==========         ==========         ==========         ==========

Investment Segments:
     Office Segment                                          $   70,011         $   80,502         $  142,271         $  161,074
     Resort/Hotel Segment                                        12,356             12,637             27,987             33,547
     Residential Development Segment                              5,705             12,474             10,993             28,035
     Temperature-Controlled Logistics Segment                     5,079              5,374             12,096             10,775
Other:
         Corporate general and administrative                    (6,185)            (5,333)           (12,600)           (11,725)
         Corporate and other adjustments:
            Interest expense                                    (43,073)           (46,450)           (86,306)           (88,722)
            Series A Preferred Share distributions               (4,556)            (4,215)            (9,112)            (7,590)
            Series B Preferred Share distributions               (2,019)            (1,009)            (4,038)            (1,009)
            Other(2)                                               (877)              (775)            (3,433)            (7,053)
                                                             ----------         ----------         ----------         ----------
Funds from operations(1)                                     $   36,441         $   53,205         $   77,858         $  117,332
                                                             ==========         ==========         ==========         ==========

Basic weighted average shares                                    99,170            104,888             99,194            104,913
                                                             ==========         ==========         ==========         ==========
Diluted weighted average shares and units(3)                    116,932            119,292            116,952            118,935
                                                             ==========         ==========         ==========         ==========



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

         The following schedule reconciles the Company's basic weighted average shares to the diluted weighted average shares/units presented above:

                                              FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                 ENDED JUNE 30,            ENDED JUNE 30,
                                              ---------------------     ---------------------
(shares/units in thousands)                     2003         2002         2003         2002
------------------------------                --------     --------     --------     --------
Basic weighted average shares:                  99,170      104,888       99,194      104,913
Add: Weighted average units                     17,749       13,179       17,751       13,184
     Share and unit options                         13        1,225            7          838
                                              --------     --------     --------     --------
Diluted weighted average shares and units      116,932      119,292      116,952      118,935
                                              ========     ========     ========     ========

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Company's market risk occurred from December 31, 2002 through June 30, 2003. Information regarding the Company's market risk at December 31, 2002 is contained in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and its Chief Financial and Accounting Officer concluded that the Company's disclosure controls and procedures were effective.

         During the three months ended June 30, 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2003, the Company issued an aggregate of 1,284 common shares to holders of Operating Partnership units in exchange for 642 units. The issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company has registered the resale of such common shares under the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held on June 2, 2003.

         Three proposals were submitted to a vote of shareholders as follows:

         (1) The shareholders approved the election of the following individuals as trust managers of the Company:

                  Name                                      For                     Withheld
                  ----                                      ---                     --------
                  Richard E. Rainwater                      85,730,793              2,146,702
                  Anthony M. Frank                          85,571,370              2,306,125
                  William F. Quinn                          85,622,978              2,254,517

                  The terms of office of the following trust managers continued after the meeting:

                  John C. Goff
                  Dennis H. Alberts
                  Paul E. Rowsey, III
                  Robert W. Stallings
                  Terry N. Worrell

         (2) The shareholders approved, with 86,076,154 affirmative votes, 1,672,702 negative votes and 128,639 abstentions, the proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2003.

         (3) The shareholders approved, with 49,344,466 affirmative votes, 18,486,845 negative votes, 649,795 abstentions and 19,396,388 broker non-votes, the proposal urging the Board of Trust Managers to declassify the Board for the purpose of trust manager elections.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The exhibits required by this item are set forth on the Exhibit Index attached hereto.

(b)      Reports on Form 8-K

                  Form 8-K dated August 4, 2003, furnished August 5, 2003, as amended August 6, 2003, for the purpose of reporting, under Item 12 - Results of Operations and Financial Condition, the Company's 2003 second quarter earnings and related financial, operating and statistical information.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CRESCENT REAL ESTATE EQUITIES COMPANY
                                          (Registrant)

                                     By /s/   John C. Goff
                                        ----------------------------------------
                                              John C. Goff
                                              Vice-Chairman of the Board and
         Date:  August 7, 2003                Chief Executive Officer




                                     By /s/   Jerry R. Crenshaw, Jr.
                                        ----------------------------------------
                                              Jerry R. Crenshaw, Jr.
                                              Executive Vice President and Chief
                                               Financial Officer
                                              (Principal Financial and
         Date:  August 7, 2003                 Accounting Officer)

,

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER         DESCRIPTION OF EXHIBIT
-------------     ----------------------
     3.01         Restated Declaration of Trust of Crescent Real Estate Equities
                  Company, as amended (filed as Exhibit No. 3.01 to the
                  Registrant's Current Report on Form 8-K filed April 25, 2002
                  (the "April 2002 8-K") and incorporated herein by reference)

     3.02         Second Amended and Restated Bylaws of Crescent Real Estate
                  Equities Company (filed herewith)

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

      *4          Pursuant to Regulation S-K Item 601 (b) (4) (iii), the
                  Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrant

     10.01        Third Amended and Restated Agreement of Limited Partnership of
                  Crescent Real Estate Equities Limited Partnership, dated as of
                  January 2, 2003 (filed as Exhibit No. 10.01 to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference)

     31.01        Certifications of Chief Executive Officer and Chief Financial
                  Officer pursuant to Rule 13a - 14(a) as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

     32.01        Certifications of Chief Executive Officer and Chief Financial
                  Officer pursuant to 18 U.S.C. Section 350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)