Form 10-Q
period 2004-03-31
CRESCENT REAL ESTATE EQUITIES CO
filed 2004-05-07
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED March 31, 2004
                           COMMISSION FILE NO. 1-13038


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

                     YES     X                 NO
                         ----------               ----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                     YES     X                 NO
                         ----------               ----------

Number of shares outstanding of each of the registrant's classes of preferred and common shares, as of April 30, 2004.

     Series A Convertible Cumulative Preferred Shares, par value $0.01 per share:   14,200,000
     Series B Cumulative Redeemable Preferred Shares, par value $0.01 per share:     3,400,000
     Common Shares, par value $0.01 per share:                                      99,393,143

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I:           FINANCIAL INFORMATION                                                               PAGE
Item 1.    Financial Statements

           Consolidated Balance Sheets at March 31, 2004 (unaudited) and December 31, 2003
           (unaudited)...........................................................................        3

           Consolidated Statements of Operations for the three months ended
           March 31, 2004 and 2003 (unaudited)...................................................        4

           Consolidated Statement of Shareholders' Equity for the three months ended
           March 31, 2004 (unaudited)............................................................        5

           Consolidated Statements of Cash Flows for the three months ended March 31, 2004
           and 2003 (unaudited)..................................................................        6

           Notes to Consolidated Financial Statements............................................        7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       31

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................       53

Item 4.    Controls and Procedures...............................................................       53

PART II:          OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.............................................       54

Item 6.    Exhibits and Reports on Form 8-K......................................................       54

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                         MARCH 31,      DECEMBER 31,
                                                                                           2004             2003
                                                                                       -------------    -------------
ASSETS:
Investments in real estate:
   Land                                                                                $     256,011    $     235,608
   Land improvements, net of accumulated depreciation of $20,177 and $19,256 at
     March 31, 2004 and December 31, 2003, respectively                                      108,842          105,232
   Building and improvements, net of accumulated depreciation of $620,750 and
     $596,535 at March 31, 2004 and December 31, 2003, respectively                        2,377,770        2,187,368
   Furniture, fixtures and equipment, net of accumulated depreciation of $48,097 and
     $44,074 at March 31, 2004 and December 31, 2003, respectively                            50,375           51,160
   Land held for investment or development                                                   465,502          450,279
   Properties held for disposition, net                                                       95,947          127,915
                                                                                       -------------    -------------
      Net investment in real estate                                                        3,354,447        3,157,562

   Cash and cash equivalents                                                                  64,494           78,052
   Restricted cash and cash equivalents                                                       69,495          217,329
   Defeasance investments                                                                    177,552            9,620
   Accounts receivable, net                                                                   48,974           40,480
   Deferred rent receivable                                                                   66,053           62,184
   Investments in unconsolidated companies                                                   358,106          443,974
   Notes receivable, net                                                                      74,242           78,453
   Income tax asset-current and deferred                                                      21,324           17,506
   Other assets, net                                                                         244,364          208,209
                                                                                       -------------    -------------
      Total assets                                                                     $   4,479,051    $   4,313,369
                                                                                       =============    =============

LIABILITIES:
   Borrowings under Credit Facility                                                    $     169,000    $     239,000
   Notes payable                                                                           2,601,593        2,319,699
   Accounts payable, accrued expenses and other liabilities                                  326,074          369,042
   Current income tax payable                                                                     --            7,995
                                                                                       -------------    -------------
      Total liabilities                                                                $   3,096,667    $   2,935,736
                                                                                       -------------    -------------
COMMITMENTS AND CONTINGENCIES:
MINORITY INTERESTS:
   Operating partnership, 8,864,311 and 8,873,347 units, at March 31, 2004
      and December 31, 2003, respectively                                              $     100,173    $     108,706
   Consolidated real estate partnerships                                                      44,916           47,123
                                                                                       -------------    -------------
             Total minority interests                                                  $     145,089    $     155,829
                                                                                       -------------    -------------
SHAREHOLDERS' EQUITY:
   Preferred shares, $0.01 par value, authorized 100,000,000 shares:
     Series A Convertible Cumulative Preferred Shares,
      liquidation preference of $25.00 per share,
      14,200,000 and 10,800,000 shares issued and outstanding
      at March 31, 2004 and December 31, 2003, respectively                            $     319,166    $     248,160
     Series B Cumulative Preferred Shares,
      liquidation preference of $25.00 per share,
      3,400,000 shares issued and outstanding
      at March 31, 2004 and December 31, 2003                                                 81,923           81,923
   Common shares, $0.01 par value, authorized 250,000,000 shares,
      124,426,976 and 124,396,168 shares issued and outstanding
      at March 31, 2004 and December 31, 2003, respectively                                    1,237            1,237
   Additional paid-in capital                                                              2,245,795        2,245,683
   Deferred compensation on restricted shares                                                 (3,776)          (4,102)
   Accumulated deficit                                                                      (932,979)        (877,120)
   Accumulated other comprehensive income                                                    (13,923)         (13,829)
                                                                                       -------------    -------------
                                                                                       $   1,697,443    $   1,681,952
   Less - shares held in treasury, at cost, 25,121,863
     common shares at March 31, 2004 and December 31, 2003                                  (460,148)        (460,148)
                                                                                       -------------    -------------
     Total shareholders' equity                                                        $   1,237,295    $   1,221,804
                                                                                       -------------    -------------

     Total liabilities and shareholders' equity                                        $   4,479,051    $   4,313,369
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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)




                                                                                           FOR THE THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                           ----------------------
REVENUE:                                                                                     2004         2003
                                                                                           ---------    ---------
        Office Property                                                                    $ 123,450    $ 120,715
        Resort/Hotel Property                                                                 61,396       63,721
        Residential Development Property                                                      47,688       43,721
                                                                                           ---------    ---------
             Total Property revenue                                                        $ 232,534    $ 228,157
                                                                                           ---------    ---------
EXPENSE:
        Office Property real estate taxes                                                  $  17,071    $  17,102
        Office Property operating expenses                                                    41,864       40,530
        Resort/Hotel Property expense                                                         49,343       49,740
        Residential Development Property expense                                              40,562       41,430
                                                                                           ---------    ---------
             Total Property expense                                                        $ 148,840    $ 148,802
                                                                                           ---------    ---------

             Income from Property Operations                                               $  83,694    $  79,355
                                                                                           ---------    ---------

OTHER INCOME (EXPENSE):
        Gain on joint venture of properties, net                                           $      --    $     100
        Interest and other income                                                              2,764        1,455
        Corporate general and administrative                                                  (6,917)      (6,090)
        Interest expense                                                                     (45,008)     (43,208)
        Amortization of deferred financing costs                                              (3,714)      (2,424)
        Extinguishment of debt                                                                (1,939)          --
        Depreciation and amortization                                                        (40,987)     (36,597)
        Impairment charges related to real estate assets                                          --       (1,200)
        Other expenses                                                                           (55)        (127)
        Equity in net income (loss) of unconsolidated companies:
             Office Properties                                                                   942        1,458
             Resort/Hotel Properties                                                            (231)         743
             Residential Development Properties                                                   87          970
             Temperature-Controlled Logistics Properties                                        (901)       1,507
             Other                                                                               (67)      (1,029)
                                                                                           ---------    ---------

        Total other income (expense)                                                       $ (96,026)   $ (84,442)
                                                                                           ---------    ---------

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY
     INTERESTS AND INCOME TAXES                                                            $ (12,332)   $  (5,087)
        Minority interests                                                                     1,699        1,425
        Income tax benefit                                                                     1,613        2,528
                                                                                           ---------    ---------

LOSS BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                              $  (9,020)   $  (1,134)
        Income from discontinued operations, net of minority interests                           597        2,092
        Impairment charges related to real estate assets from discontinued operations,
             net of minority interests                                                        (1,994)     (13,425)
        Loss on real estate from discontinued operations, net of minority interests              (47)        (288)
        Cumulative effect of a change in accounting principle, net of minority interests        (363)          --
                                                                                           ---------    ---------

NET LOSS                                                                                   $ (10,827)   $ (12,755)
        Series A Preferred Share distributions                                                (5,751)      (4,556)
        Series B Preferred Share distributions                                                (2,019)      (2,019)
                                                                                           ---------    ---------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                                                  $ (18,597)   $ (19,330)
                                                                                           =========    =========

BASIC EARNINGS PER SHARE DATA:
        Loss available to common shareholders before discontinued operations and
            cumulative effect of a change in accounting principle                          $   (0.18)   $   (0.07)
        Income from discontinued operations, net of minority interests                          0.01         0.02
        Impairment charges related to real estate assets from discontinued operations,
            net of minority interests                                                          (0.02)       (0.14)
        Loss on real estate from discontinued operations, net of minority interests               --           --
        Cumulative effect of a change in accounting principle, net of minority interests          --           --
                                                                                           ---------    ---------

        Net loss available to common shareholders - basic                                  $   (0.19)   $   (0.19)
                                                                                           =========    =========
DILUTED EARNINGS PER SHARE DATA:
        Loss available to common shareholders before discontinued operations and
            cumulative effect of a change in accounting principle                          $   (0.18)   $   (0.07)
        Income from discontinued operations, net of minority interests                          0.01         0.02
        Impairment charges related to real estate assets from discontinued operations,
            net of minority interests                                                          (0.02)       (0.14)
        Loss on real estate from discontinued operations, net of minority interests               --           --
        Cumulative effect of a change in accounting principle, net of minority interests          --           --
                                                                                           ---------    ---------

        Net loss available to common shareholders - diluted                                $   (0.19)   $   (0.19)
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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)
                                   (unaudited)


                                                         Series A                Series B
                                                     Preferred Shares        Preferred Shares         Treasury Shares
                                                  ----------------------   ---------------------   ----------------------
                                                    Shares     Net Value    Shares     Net Value     Shares     Net Value
                                                  ----------   ---------   ---------   ---------   ----------   ---------
SHAREHOLDERS' EQUITY, December 31, 2003           10,800,000   $ 248,160   3,400,000   $  81,923   25,121,863   $(460,148)

Issuance of Common Shares                                 --          --          --          --           --          --

Exercise of Common Share Options                          --          --          --          --           --          --

Accretion of Discount on Employee
   Stock Option Notes                                     --          --          --          --           --          --

Issuance of Shares in Exchange for Operating
    Partnership Units                                     --          --          --          --           --          --

Preferred Equity Issuance                          3,400,000      71,006          --          --           --          --

Stock Option Grants                                       --          --          --          --           --          --

Amortization of Deferred Compensation
     on Restricted Shares                                 --          --          --          --           --          --

Dividends Paid                                            --          --          --          --           --          --

Net Loss Available to Common Shareholders                 --          --          --          --           --          --

Unrealized Gain on Marketable Securities                  --          --          --          --           --          --

Unrealized Net Loss on Cash Flow Hedges                   --          --          --          --           --          --
                                                  ----------   ---------   ---------   ---------   ----------   ---------
SHAREHOLDERS' EQUITY, March 31, 2004              14,200,000   $ 319,166   3,400,000   $  81,923   25,121,863   $(460,148)
                                                  ==========   =========   =========   =========   ==========   ==========

                                                                                            Deferred
                                                         Common Shares       Additional   Compensation
                                                  ------------------------    Paid-in     on Restricted   Accumulated
                                                     Shares      Par Value    Capital         Shares       (Deficit)
                                                  ------------   ---------   ----------   -------------   -----------
SHAREHOLDERS' EQUITY, December 31, 2003            124,396,168   $   1,237   $2,245,683   $      (4,102)  $  (877,120)

Issuance of Common Shares                                1,836          --           32              --            --

Exercise of Common Share Options                        10,900          --          173              --            --

Accretion of Discount on Employee
   Stock Option Notes                                       --          --          (63)             --            --

Issuance of Shares in Exchange for Operating
    Partnership Units                                   18,072          --           --              --            --

Preferred Equity Issuance                                   --          --           --              --            --

Stock Option Grants                                         --          --          (30)             --            --

Amortization of Deferred Compensation
     on Restricted Shares                                   --          --           --             326            --

Dividends Paid                                              --          --           --              --       (37,262)

Net Loss Available to Common Shareholders                   --          --           --              --       (18,597)

Unrealized Gain on Marketable Securities                    --          --           --              --            --

Unrealized Net Loss on Cash Flow Hedges                     --                       --              --            --
                                                  ------------   ---------   ----------   -------------   -----------
SHAREHOLDERS' EQUITY, March 31, 2004               124,426,976   $   1,237   $2,245,795   $      (3,776)  $  (932,979)
                                                  ============   =========   ==========   =============   ===========

                                                   Accumulated
                                                     Other
                                                  Comprehensive
                                                     Income          Total
                                                  -------------   -----------
SHAREHOLDERS' EQUITY, December 31, 2003           $     (13,829)  $1,221,804

Issuance of Common Shares                                    --           32

Exercise of Common Share Options                             --          173

Accretion of Discount on Employee
   Stock Option Notes                                        --          (63)

Issuance of Shares in Exchange for Operating
    Partnership Units                                        --           --

Preferred Equity Issuance                                    --       71,006

Stock Option Grants                                          --          (30)

Amortization of Deferred Compensation
     on Restricted Shares                                    --          326

Dividends Paid                                               --      (37,262)

Net Loss Available to Common Shareholders                    --      (18,597)

Unrealized Gain on Marketable Securities                    903          903

Unrealized Net Loss on Cash Flow Hedges                    (997)        (997)
                                                  -------------   ----------
SHAREHOLDERS' EQUITY, March 31, 2004              $     (13,923)  $1,237,295
                                                  =============   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                                  2004         2003
                                                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                       $ (10,827)   $ (12,755)
Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization                                                       44,701       39,021
              Residential Development cost of sales                                               17,169       13,591
              Residential Development capital expenditures                                       (24,319)     (16,664)
              Impairment charges related to real estate assets from discontinued                   1,994       13,425
              operations, net of minority interests
              Loss on real estate from discontinued operations, net of minority
                 interests                                                                            47          288
              Discontinued operations - depreciation and minority interests                          612        3,101
              Extinguishment of debt                                                               1,939           --
              Impairment charges related to real estate assets                                        --        1,200
              Gain on joint venture of properties, net                                                --         (100)
              Minority interests                                                                  (1,699)      (1,425)
              Cumulative effect of a change in accounting principle, net of                          363           --
              minority interests
              Non-cash compensation                                                                  265           62
              Equity in (earnings) loss from unconsolidated companies:
                   Office Properties                                                                (942)      (1,458)
                   Resort/Hotel Properties                                                           231         (743)
                   Residential Development Properties                                                (87)        (970)
                   Temperature-Controlled Logistics Properties                                       901       (1,507)
                   Other                                                                              67        1,029
              Distributions received from unconsolidated companies:
                   Office Properties                                                                 758          565
                   Residential Development Properties                                                 --           35
                   Other                                                                             284           --
              Change in assets and liabilities, net of consolidations and acquisitions:
                   Restricted cash and cash equivalents                                           47,977       19,204
                   Accounts receivable                                                            (5,784)       1,063
                   Deferred rent receivable                                                       (3,897)        (817)
                   Income tax asset - current and deferred, net                                  (12,087)      (2,578)
                   Other assets                                                                  (11,503)       1,591
                   Accounts payable, accrued expenses and other liabilities                      (46,802)     (66,430)
                                                                                               ---------    ---------
                   Net cash used in operating activities                                       $    (639)   $ (11,272)
                                                                                               ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
              Net cash impact of consolidation of previously consolidated entities             $     334    $  11,374
              Proceeds from property sales                                                        30,659        1,116
              Acquisition of investment properties                                              (146,100)      (2,000)
              Development of investment properties                                                (1,201)        (522)
              Property improvements - Office Properties                                           (1,852)      (2,211)
              Property improvements - Resort/Hotel Properties                                     (8,454)      (2,404)
              Tenant improvement and leasing costs - Office Properties                           (24,192)     (12,456)
              Residential Development Properties Investments                                      (5,804)      (7,064)
              Decrease (increase) in restricted cash and cash equivalents                        101,371       (1,341)
              Defeasance investments                                                            (167,932)          --
              Return of investment in unconsolidated companies:
                   Office Properties                                                                 340          287
                   Resort/Hotel Properties                                                           612           --
                   Temperature-Controlled Logistics Properties                                    90,000           --
                   Other                                                                              39        4,651
              Investment in unconsolidated companies:
                   Office Properties                                                                 (12)         (52)
                   Resort/Hotel Properties                                                            --           (2)
                   Residential Development Properties                                               (621)      (1,038)
                   Temperature-Controlled Logistics Properties                                    (2,403)        (828)
              (Increase) decrease in notes receivable                                               (152)      16,743
                                                                                               ---------    ---------
                   Net cash (used in) provided by investing activities                         $(135,368)   $   4,253
                                                                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
              Debt financing costs                                                             $  (4,343)   $     (68)
              Borrowings under Credit Facility                                                   141,500      136,000
              Payments under Credit Facility                                                    (211,500)     (15,000)
              Notes payable proceeds                                                             280,035       10,000
              Notes payable payments                                                            (108,958)     (66,750)
              Residential Development Properties notes payable borrowings                         15,939       17,529
              Residential Development Properties notes payable payments                           (7,429)     (20,724)
              Capital distributions - joint venture partner                                       (2,562)      (5,471)
              Capital contributions - joint venture partner                                          508          132
              Proceeds from exercise of share options                                                173           (9)
              Common share repurchases held in Treasury                                               --         (823)
              Issuance of preferred shares - Series A                                             71,006           --
              Series A Preferred Share distributions                                              (5,991)      (4,556)
              Series B Preferred Share distributions                                              (2,019)      (2,019)
              Dividends and unitholder distributions                                             (43,910)     (43,871)
                                                                                               ---------    ---------
                    Net cash provided by financing activities                                  $ 122,449    $   4,370
                                                                                               ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                                          $ (13,558)   $  (2,649)
CASH AND CASH EQUIVALENTS,
              Beginning of period                                                                 78,052       78,444
                                                                                               ---------    ---------
CASH AND CASH EQUIVALENTS,
              End of Period                                                                    $  64,494    $  75,795
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

         The direct and indirect subsidiaries of Crescent Equities at March 31, 2004 included:

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

         The following are the consolidated subsidiaries of the Company that owned or had an interest in real estate assets as of March 31, 2004: Operating Partnership; Crescent Real Estate Funding I, L.P. ("Funding I"); Crescent Real Estate Funding III, IV, and V, L.P. ("Funding III, IV, and V"); Crescent Real Estate Funding VI, L.P. ("Funding VI"); Crescent Real Estate Funding VIII, L.P. ("Funding VIII"); Crescent Real Estate Funding X, L.P. ("Funding X"); Crescent Real Estate Funding XII, L.P. ("Funding XII"); Crescent 707 17th Street, L.L.C.; Crescent Spectrum Center, L.P.; Crescent Colonnade, L.L.C.; Mira Vista Development Corp. ("MVDC"); Houston Area Development Corp. ("HADC"); Desert Mountain Development Corporation ("DMDC"); Crescent Resort Development Inc. ("CRDI"); Crescent TRS Holdings Corp.

         See Note 7, "Investments in Unconsolidated Companies," for a table that lists the Company's ownership in significant unconsolidated joint ventures and investments as of March 31, 2004.

         See Note 8, "Notes Payable and Borrowings Under Credit Facility," for a list of certain other subsidiaries of the Company, all of which are consolidated in the Company's financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.

         SEGMENTS

         The assets and operations of the Company were divided into four investment segments at March 31, 2004, as follows:

         o     Office Segment;

         o     Resort/Hotel Segment;

         o     Residential Development Segment; and

         o     Temperature-Controlled Logistics Segment.

         Within these segments, the Company owned in whole or in part the following real estate assets (the "Properties") as of March 31, 2004:

         o OFFICE SEGMENT consisted of 77 office properties (collectively referred to as the "Office Properties"), located in 28 metropolitan submarkets in seven states, with an aggregate of approximately 30.7 million net rentable square feet. Sixty seven of the Office Properties are wholly-owned and ten are owned through joint ventures, two of which are consolidated and eight of which are unconsolidated.

         o RESORT/HOTEL SEGMENT consisted of five luxury and destination fitness resorts and spas with a total of 1,036 rooms/guest nights and four upscale business-class hotel properties with a total of 1,771 rooms (collectively referred to as the "Resort/Hotel Properties"). Eight of the Resort/Hotel Properties are wholly-owned and one is owned through a joint venture that is consolidated.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Company's ownership of common stock representing interests of 98% to 100% in four residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through partnership arrangements, owned in whole or in part 25 upscale residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Company's 40% interest in Vornado Crescent Portland Partnership (the "Temperature-Controlled Logistics Partnership") and a 56% non-controlling interest in the Vornado Crescent Carthage and KC Quarry L.L.C. ("VCQ"). The Temperature-Controlled Logistics Partnership owns all of the common stock, representing substantially all of the economic interest, of AmeriCold
               Realty Trust (the "Temperature-Controlled Logistics Corporation"), a REIT. As of March 31, 2004, the Temperature-Controlled Logistics Corporation directly or indirectly owned 87 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 440.7 million cubic feet (17.5 million square feet) of warehouse space. As of March 31, 2004, the Vornado Crescent Carthage and KC Quarry, L.L.C. owned two quarries and the related land. The Company accounts for its interests in the Temperature-Controlled Logistics Partnership and in the Vornado Crescent Carthage and KC Quarry L.L.C. as unconsolidated equity entities.

         See Note 3, "Segment Reporting," for a table showing selected financial information for each of these investment segments for the three months ended March 31, 2004 and 2003, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of these investment segments at March 31, 2004 and December 31, 2003.

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial information, as well as in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2003.

         Certain amounts in prior period financial statements have been reclassified to conform to current period presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This section should be read in conjunction with the more detailed information regarding the Company's significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ADOPTION OF NEW ACCOUNTING STANDARDS

         FASB INTERPRETATION 46. On January 15, 2003, the FASB approved the issuance of Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), as amended, an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Under FIN 46, consolidation requirements are effective immediately for new Variable Interest Entities ("VIEs") created after January 31, 2003. The consolidation requirements apply to existing VIEs for financial periods ending after March 15, 2004, except for Special Purpose Entities which had to be consolidated by December 31, 2003. VIEs are generally a legal structure used for business enterprises that either do not have equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of the new guidance is to improve reporting by addressing when a company should include in its financial statements the assets, liabilities and activities of other entities such as VIEs. FIN 46 requires VIEs to be consolidated by a company if the company is subject to a majority of the expected losses of the VIE's activities or entitled to receive a majority of the entity's expected residual returns or both.

         The adoption of FIN 46 did not have a material impact to the Company's financial condition or results of operations. Due to the adoption of this Interpretation and management's assumptions in application of the guidelines stated in the Interpretation, the Company has consolidated GDW LLC, a subsidiary of DMDC, as of December 31, 2003 and Elijah

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Fulcrum Fund Partners, L.P. ("Elijah") as of January 1, 2004. Elijah is a limited partnership whose purpose is to invest in the SunTx Fulcrum Fund, L.P. SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. While it was determined that one of the Company's unconsolidated joint ventures, Main Street Partners, L.P., and its investments in Canyon Ranch Las Vegas, L.L.C., CR License, L.L.C. and CR License II, L.L.C. ("Canyon Ranch Entities") are VIEs under FIN 46, the Company is not the primary beneficiary and is not required to consolidate these entities under other GAAP. The Company's maximum exposure to loss is limited to its equity investment of approximately $53.3 million in Main Street Partners, L.P. and $5.1 million in the Canyon Ranch Entities at March 31, 2004.

         Further, in connection with the Hughes Center acquisition, the Company entered into an exchange agreement with a third party intermediary for six of the Office Properties and the nine retail parcels. This agreement is for a maximum term of 180 days and allows the Company to pursue favorable tax treatment on other properties sold by the Company within this period. During the 180-day period, which will end on June 28, 2004, the third party intermediary is the legal owner of the properties, although the Company controls the properties, retains all of the economic benefits and risks associated with these properties and indemnifies the third party intermediary and, therefore, the Company is fully consolidating these properties. On the expiration of the 180-day period, the Company will take legal ownership of the properties.

SIGNIFICANT ACCOUNTING POLICIES

         STOCK-BASED COMPENSATION. Effective January 1, 2003, the Company adopted the fair value expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," on a prospective basis as permitted by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which requires that the fair value of stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. During the three months ended March 31, 2004, the Company granted stock options and recognized compensation expense that was not significant to its results of operations. With respect to the Company's stock options which were granted prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Had compensation cost been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Company's net loss and loss per share would have been reduced to the following pro forma amounts:

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                                --------------------
(in thousands, except per share amounts)                          2004        2003
----------------------------------------                        --------    --------
Net loss available to common shareholders, as reported          $(18,597)   $(19,330)
Add: Stock-based employee compensation expense included in
     reported net income                                             350           1
Deduct: total stock-based employee compensation expense
     determined under fair value based method for all awards,
     net of minority interest                                       (859)       (715)
                                                                --------    --------
Pro forma net loss                                              $(19,106)   $(20,044)
(Loss) earnings per share:
Basic/Diluted - as reported                                     $  (0.19)   $  (0.19)
Basic/Diluted - pro forma                                       $  (0.19)   $  (0.20)

         MARKETABLE SECURITIES. The Company has classified and recorded its marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Realized gains or losses on the sale of securities are recorded based on average cost. When a decline in the fair value of marketable securities is determined to be other-than-temporary, the cost basis is written down to fair value and the amount of the write-down is included in earnings for the applicable period. A decline in the fair value of a marketable security is deemed other-than-temporary if its cost basis has exceeded its fair value for a period of six to nine months. Investments in securities of non-publicly traded companies are reported at cost, as they are not considered marketable under SFAS No. 115, and total $6.0 million and $6.1 million at March 31, 2004 and December 31, 2003, respectively.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following tables present the carrying value, fair value and unrealized gains and losses in Accumulated Other Comprehensive Income ("OCI") as of March 31, 2004 and December 31, 2003 and the realized gains, unrecognized holding losses and change in OCI for the three months ended March 31, 2004 and 2003 for the Company's marketable securities.

                                  AS OF MARCH 31, 2004                        AS OF DECEMBER 31, 2003
                           ------------------------------------        ------------------------------------
(in thousands)
                                           FAIR      UNREALIZED                        FAIR      UNREALIZED
  TYPE OF SECURITY            COST         VALUE     GAIN/(LOSS)          COST         VALUE     GAIN/(LOSS)
---------------------      ----------   ----------   ----------        ----------   ----------   ----------
Held to maturity(1)        $  177,552   $  177,827    $     275        $    9,620   $    9,621   $        1
Trading(2)                      7,895        8,168          N/A             4,473        4,714          N/A
Available for sale(3)           5,883        6,046          163             2,278        2,278           --
                           ----------   ----------   ----------        ----------   ----------   ----------

    Total                  $  191,330   $  192,041    $     438        $   16,371   $   16,613   $        1
                           ==========   ==========   ==========        ==========   ==========   ==========

                            FOR THE THREE MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                  MARCH 31, 2004                  MARCH 31, 2003
                            --------------------------      --------------------------
(in thousands)
                            REALIZED          CHANGE        REALIZED           CHANGE
  TYPE OF SECURITY            GAIN            IN OCI          GAIN             IN OCI
                            --------         --------       --------          --------
Held to maturity(1)         $     --         $    N/A       $     --          $    N/A
Trading(2)                        70              N/A             --               N/A
Available for sale(3)             --              163             --               (79)
                            --------         --------       --------          --------

    Total                   $     70         $    163       $     --          $    (79)
                            ========         ========       ========          ========

----------

(1) Held to maturity securities are carried at unamortized cost and consist of U.S. Treasury and government sponsored agency securities purchased for the sole purpose of funding debt service payments on the LaSalle Note II. See
    Note 8, "Notes Payable and Borrowings Under Credit Facility," for additional information on the defeasance of LaSalle Note II.

(2) Trading securities consist of marketable securities purchased in connection with the Company's dividend incentive unit program. These securities are marked to market value on a monthly basis with the change in fair value recognized in earnings.

(3) Available for sale securities consist of marketable securities which the Company intends to hold for an indefinite period of time. These securities are marked to market value on a monthly basis with the corresponding unrealized gain or loss recorded in OCI.

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

         The following tables present reconciliations for the three months ended March 31, 2004 and 2003 of basic and diluted earnings per share from "Loss before discontinued operations and cumulative effect of a change in accounting principle" to "Net loss available to common shareholders." The table also includes weighted average shares on a basic and diluted basis.

                                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                        --------------------------------------------------------------------
                                                                     2004                               2003
                                                        --------------------------------    --------------------------------
                                                                                  Per                     Wtd.       Per
                                                         Income     Wtd. Avg.    Share       Income       Avg.       Share
(in thousands, except per share amounts)                  (Loss)     Shares(1)   Amount      (Loss)      Shares(1)   Amount
----------------------------------------                --------    --------    --------    --------    --------    --------
BASIC/DILUTED EPS -
Loss before discontinued operations and cumulative
  effect of a change in accounting principle            $ (9,020)     98,993                $ (1,134)     99,218
Series A Preferred Share distributions                    (5,751)                             (4,556)
Series B Preferred Share distributions                    (2,019)                             (2,019)
                                                        --------    --------    --------    --------    --------    --------
Net loss available to common shareholders
  before discontinued operations and cumulative
  effect of a change in accounting principle            $(16,790)     98,993       (0.18)   $ (7,709)     99,218       (0.07)
Income from discontinued operations,
  net of minority interests                                  597                    0.01       2,092                    0.02
Impairment charges related to real estate assets from
   discontinued operations, net of minority interests     (1,994)                  (0.02)    (13,425)                  (0.14)
Loss on real estate from discontinued operations,
   net of minority interests                                 (47)                     --        (288)                     --
Cumulative effect of a change in accounting principle       (363)                     --          --                      --
                                                        --------    --------    --------    --------    --------    --------
Net loss available to common shareholders               $(18,597)     98,993       (0.19)   $(19,330)     99,218       (0.19)
                                                        ========    ========    ========    ========    ========    ========

(1) Anti-dilutive shares not included are 554 and 4 for the three months ended March 31, 2004 and 2003, respectively.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         This table presents supplemental cash flow disclosures for the three months ended March 31, 2004 and 2003.

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                                FOR THE THREE MONTHS ENDED
                                                                                          MARCH 31,
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                         --------------------------
     (in thousands)                                                                2004           2003
     --------------------------------------------------                          ---------    ----------
     Interest paid on debt                                                       $  36,946    $  34,661
     Interest capitalized - Resort/Hotel                                                75           --
     Interest capitalized - Residential Development                                  3,829        4,239
     Additional interest paid in conjunction with cash flow hedges                   3,816        5,590
                                                                                 ---------    ---------
     Total interest paid                                                         $  44,666    $  44,490
                                                                                 =========    =========

     Cash paid for income taxes                                                  $   9,950    $     223
                                                                                 =========    =========

     SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES:

     Conversion of Operating Partnership units to common shares with resulting reduction in minority interest and increases in
        common shares and additional paid-in capital                             $       1    $       7
     Assumption of debt in conjunction with acquisitions of Office
        Properties and undeveloped land                                            102,307           --
     Amortization of debt premium                                                      418           --
     Non-cash compensation                                                             319           --

     SUPPLEMENTAL SCHEDULE OF 2003 CONSOLIDATION OF DBL, MVDC, HADC, AND 2004
        CONSOLIDATION OF ELIJAH:

     Net investment in real estate                                               $      --    $  (9,692)
     Accounts receivable, net                                                         (848)      (3,057)
     Investments in unconsolidated companies                                        (2,478)      13,552
     Notes receivable, net                                                           4,363          (25)
     Income tax asset - current and deferred, net                                     (274)      (3,564)
     Other assets, net                                                                  --         (820)
     Notes payable                                                                      --          312
     Accounts payable, accrued expenses and other liabilities                           --       12,696
     Minority interest - consolidated real estate partnerships                        (140)       1,972
     Other comprehensive income, net of tax                                            139           --
     Cumulative effect of a change in accounting principle                            (428)          --
                                                                                 ---------    ---------
     Increase in cash                                                            $     334    $  11,374
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

         The Company calculates FFO - diluted in the same manner, except that Net Income (Loss) is replaced by Net Income (Loss) Available to Common Shareholders and the Company includes the effect of operating partnership unitholder minority interests.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO - diluted and FFO appropriate measures of performance for an equity REIT and for its investment segments. However, FFO - diluted and FFO should not be considered as alternatives to net income determined in accordance with GAAP as an indication of the Company's operating performance.

         The Company's measures of FFO - diluted and FFO may not be comparable to similarly titled measures of other REITs if those REITs apply the definition of FFO in a different manner than the Company.

         Selected financial information related to each segment for the three months ended March 31, 2004 and 2003, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of the segments at March 31, 2004 and December 31, 2003, are presented below:


SELECTED FINANCIAL INFORMATION:                                   FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                           --------------------------------------------------------------------------------------
                                                                                       TEMPERATURE
                                                                        RESIDENTIAL    CONTROLLED
                                            OFFICE      RESORT/HOTEL    DEVELOPMENT     LOGISTICS      CORPORATE
(IN THOUSANDS)                             SEGMENT(1)      SEGMENT       SEGMENT(2)      SEGMENT       AND OTHER          TOTAL
-----------------------------------------  ---------    ------------    -----------    -----------    -----------       ---------
Total Property revenue                     $ 123,450    $     61,396    $    47,688    $        --    $        --       $ 232,534
Total Property expense                        58,935          49,343         40,562             --             --         148,840
                                           ---------    ------------    -----------    -----------    -----------       ---------
  Income from Property Operations          $  64,515    $     12,053    $     7,126    $        --    $        --       $  83,694

Total other income (expense)                 (29,402)         (6,849)        (3,050)          (901)       (55,824)(3)     (96,026)
Minority interests and income taxes             (432)          1,466          1,236             --          1,042           3,312
Discontinued operations -income, loss
  on real estate and impairment charges
  related to real estate assets               (1,402)             --             38             --            (80)         (1,444)
Cumulative effect of a change in
  accounting principle                            --              --             --             --           (363)           (363)
                                           ---------    ------------    -----------    -----------    -----------       ---------
  Net income (loss)                        $  33,279    $      6,670    $     5,350    $      (901)   $   (55,225)      $ (10,827)
                                           ---------    ------------    -----------    -----------    -----------       ---------

Depreciation and amortization of real
estate assets                              $  30,223    $      6,360    $     1,401    $        --    $        57       $  38,041
(Gain) loss on property sales, net              (289)             --             --             --            345              56
Impairment charges related to real
  estate assets                                2,351              --             --             --             --           2,351
Adjustments for investment in
  unconsolidated companies                     2,408              --           (577)         5,795             --           7,626
Unitholder minority interest                      --              --             --             --         (1,938)         (1,938)
Series A Preferred share distributions            --              --             --             --         (5,751)         (5,751)
Series B Preferred share distributions            --              --             --             --         (2,019)         (2,019)
                                           ---------    ------------    -----------    -----------    -----------       ---------
Adjustments to reconcile net income
  (loss) to funds from operations -
  diluted                                  $  34,693    $      6,360    $       824    $     5,795    $    (9,306)      $  38,366
                                           ---------    ------------    -----------    -----------    -----------       ---------
Funds from operations before
  impairment charges related to real
  estate assets - diluted                  $  67,972    $     13,030    $     6,174    $     4,894    $   (64,531)      $  27,539
Impairment charges related to real
  estate assets                               (2,351)             --             --             --             --          (2,351)
                                           ---------    ------------    -----------    -----------    -----------       ---------
Funds from operations after impairment
   charges related to real estate
   assets  - diluted                       $  65,621    $     13,030    $     6,174    $     4,894    $   (64,531)      $  25,188
                                           =========    ============    ===========    ===========    ===========       =========

See footnotes to the following table.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SELECTED FINANCIAL INFORMATION:                                   FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                               --------------------------------------------------------------------------------
                                                                                         TEMPERATURE
                                                                           RESIDENTIAL   CONTROLLED
                                                 OFFICE     RESORT/HOTEL   DEVELOPMENT    LOGISTICS   CORPORATE
(IN THOUSANDS)                                 SEGMENT(1)      SEGMENT      SEGMENT(2)     SEGMENT     AND OTHER         TOTAL
-----------------------------------------      ----------   ------------   -----------   -----------  -----------      --------
Total Property revenue                         $  120,715   $     63,721   $    43,721   $        --  $        --      $228,157
Total Property expense                             57,632         49,740        41,430            --           --       148,802
                                               ----------   ------------   -----------   -----------  -----------      --------
  Income from Property Operations              $   63,083   $     13,981   $     2,291   $        --  $        --      $ 79,355

Total other income (expense)                      (25,398)        (5,250)       (1,674)        1,507      (53,627)(3)   (84,442)
Minority interests and income taxes                  (154)           762         2,794            --          551         3,953
Discontinued operations -income, loss
  on real estate and impairment charges
  related to real estate assets                   (12,793)            --            20            --        1,152       (11,621)
                                               ----------   ------------   -----------   -----------  -----------      --------
  Net income (loss)                            $   24,738   $      9,493   $     3,431   $     1,507  $   (51,924)     $(12,755)
                                               ----------   ------------   -----------   -----------  -----------      --------
Depreciation and amortization of real
  estate assets                                $   29,439   $      5,744   $     1,118   $        --  $        --      $ 36,301
(Gain) loss on property sales, net                    (64)            --            --            --          290           226
Impairment charges related to real
  estate assets                                    15,000             --            --            --        2,028        17,028
Adjustments for investment in
  unconsolidated companies                          2,822            394           739         5,510           22         9,487
Unitholder minority interest                           --             --            --            --       (2,295)       (2,295)
Series A Preferred share distributions                 --             --            --            --       (4,556)       (4,556)
Series B Preferred share distributions                 --             --            --            --       (2,019)       (2,019)
                                               ----------   ------------   -----------   -----------  -----------      --------
Adjustments to reconcile net income
  (loss) to funds from operations -
  diluted                                      $   47,197   $      6,138   $     1,857   $     5,510  $    (6,530)     $ 54,172
                                               ----------   ------------   -----------   -----------  -----------      --------
Funds from operations before
   impairment charges related to real
   estate assets - diluted                     $   71,935   $     15,631   $     5,288   $     7,017  $   (58,454)     $ 41,417
Impairment charges related to real
  estate assets                                   (15,000)            --            --            --       (2,028)      (17,028)
                                               ----------   ------------   -----------   -----------  -----------      --------
Funds from operations after impairment
   charges related to real estate
   assets - diluted                            $   56,935   $     15,631   $     5,288   $     7,017  $   (60,482)     $ 24,389
                                               ==========   ============   ===========   ===========  ===========      ========

See footnotes to the following table.

                                                                                          TEMPERATURE
                                                                           RESIDENTIAL    CONTROLLED
                                                OFFICE     RESORT/HOTEL    DEVELOPMENT     LOGISTICS     CORPORATE
(IN MILLIONS)                                   SEGMENT      SEGMENT        SEGMENT(4)      SEGMENT      AND OTHER       TOTAL
--------------------------------------------    -------    ------------    -----------    -----------   -----------     -------
TOTAL ASSETS BY SEGMENT:(5)
   Balance at March 31, 2004                    $ 2,663    $        495    $       757    $       212   $     352(6)    $ 4,479
   Balance at December 31, 2003                   2,502             468            707            300         336         4,313
CONSOLIDATED PROPERTY LEVEL FINANCING:
   Balance at March 31, 2004                     (1,513)           (133)           (96)            --      (1,029)(7)    (2,771)
   Balance at December 31, 2003                  (1,459)           (138)           (88)            --        (874)(7)    (2,559)
CONSOLIDATED OTHER LIABILITIES:
   Balance at March 31, 2004                        (76)            (44)          (143)            --         (63)         (326)
   Balance at December 31, 2003                    (119)            (27)          (109)            --        (122)         (377)
MINORITY INTERESTS:
   Balance at March 31, 2004                         (9)             (6)           (30)            --        (100)         (145)
   Balance at December 31, 2003                      (9)             (7)           (31)            --        (109)         (156)

----------

(1) The property revenue includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $1.3 million and $2.0 million for the three months ended March 31, 2004 and 2003, respectively.

(2) The Company sold its interest in The Woodlands Land Development Company, L.P. on December 31, 2003.

(3) For purposes of this Note, Corporate and Other includes the total of: interest and other income, corporate general and administrative expense, interest expense, amortization of deferred financing costs, extinguishment of debt, other expenses, and equity in net income of unconsolidated companies-other.

(4) The Company's net book value for the Residential Segment includes total assets, consolidated property level financing, consolidated other liabilities and minority interest totaling $488 million at March 31, 2004. The primary components of net book value are $319 million for CRDI, consisting of Tahoe Mountain Resort properties of $171 million, Denver development properties of $60 million and Colorado Mountain development properties of $88 million , $138 million for Desert Mountain and $31 million for other land development properties.

(5) Total assets by segment are inclusive of investments in unconsolidated companies.

(6) Includes non-income producing land held for investment or development of $80.8 million and U.S. Treasury and government sponsored agency securities of $177.6 million.

(7) Inclusive of Corporate bonds, credit facility, the $75 million Fleet Term Loan and Funding II defeasance.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ASSET ACQUISITIONS

OFFICE PROPERTIES

         During January and February 2004, in accordance with the original purchase contract, the Company acquired an additional five Class A Office Properties and seven retail parcels located within Hughes Center in Las Vegas, Nevada from the Rouse Company. One of these Office Properties is owned through a joint venture in which the Company acquired a 67% interest. The remaining four Office Properties are wholly-owned by the Company. The Company acquired these five Office Properties and seven retail parcels for approximately $175.3 million, funded by the Company's assumption of approximately $85.4 million in mortgage loans and by a portion of the proceeds from the sale of the Company's interests in The Woodlands on December 31, 2003. The Company recorded the loans assumed at their fair value of approximately $93.2 million, which includes $7.8 million of premium. The five Office properties are included in the Company's Office Segment.

         On March 31, 2004, the Company acquired Dupont Centre, a 250,000 square foot Class A office property, located in the John Wayne Airport submarket of Irvine, California. The Company acquired the Office Property for approximately $54.3 million, funded by a draw on the Company's credit facility. This Office Property is wholly-owned and included in the Company's Office Segment.

UNDEVELOPED LAND

         On March 1, 2004, in accordance with the agreement to acquire the Hughes Center Properties, the Company completed the purchase of two tracts of undeveloped land in Hughes Center from the Rouse Company for $10.0 million. The purchase was funded by a $7.5 million loan from the Rouse Company and a draw on the Company's credit facility.

5. DISCONTINUED OPERATIONS

         In accordance with SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of the assets sold or held for sale have been presented as "Income from discontinued operations, net of minority interests," gain or loss on the assets sold or held for sale have been presented as "Loss on real estate from discontinued operations, net of minority interests" and impairments on the assets sold or held for sale have been presented as "Impairment charges related to real estate assets from discontinued operations, net of minority interests" in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003. The carrying value of the assets held for sale has been reflected as "Properties held for disposition, net" in the accompanying Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.

ASSETS SOLD

         On March 23, 2004, the Company completed the sale of the 1800 West Loop South Office Property in Houston, Texas. The sale generated net proceeds of approximately $28.2 million and a net gain of approximately $0.2 million, net of minority interests. The Company previously recorded an impairment charge of approximately $13.9 million, net of minority interest, during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Company's credit facility. This property was wholly-owned.

         On March 31, 2004, the Company sold its last remaining behavioral healthcare property. The sale generated net proceeds of approximately $2.0 million and a net loss of approximately $0.3 million, net of minority interests.

ASSETS HELD FOR SALE

OFFICE SEGMENT

         The following Office Properties are classified as held for sale as of March 31, 2004.

                   PROPERTY                         LOCATION
                   --------                         --------
               Liberty Plaza(1)                Dallas, Texas
               12404 Park Central              Dallas, Texas
               3333 Lee Parkway                Dallas, Texas
               5050 Quorum(2)                  Dallas, Texas
               Addison Tower(2)                Dallas, Texas
               Ptarmigan Place(2)              Denver, Colorado

----------

(1)   This property was sold on April 13, 2004.

(2) The Company has entered into contracts to sell these properties. The sales are expected to close in the second quarter of 2004.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF ASSETS HELD FOR SALE

         The following table indicates the major asset classes of the properties held for sale.

       (in thousands)                                  MARCH 31, 2004(1)     DECEMBER 31, 2003(2)
       ------------------------------------------    --------------------    --------------------
       Land                                          $             10,320    $             15,291
       Buildings and improvements                                 105,873                 138,017
       Accumulated depreciation                                   (23,558)                (29,754)
       Other assets, net                                            3,312                   4,361
                                                     --------------------    --------------------
       Net investment in real estate                 $             95,947    $            127,915
                                                     ====================    ====================

----------

(1)   Includes six Office Properties and other assets.

(2) Includes seven Office Properties, one behavioral healthcare property and other assets.


      The following tables present total revenues, operating and other expenses, depreciation and amortization, unitholder minority interests, impairments of real estate assets and realized loss on sale of properties for the three months ended March 31, 2004 and 2003, for properties included in discontinued operations.

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                 ------------------------------------
      (in thousands)                                                                   2004                2003
      --------------                                                             ---------------      ---------------
      Total revenues                                                             $         4,462      $         9,367
      Operating and other expenses                                                        (3,280)              (4,271)
      Depreciation and amortization                                                         (478)              (2,630)
      Unitholder minority interests                                                         (107)                (374)
                                                                                 ---------------      ---------------
      Income from discontinued operations, net of minority interests             $           597      $         2,092
                                                                                 ===============      ===============


                                                                                      FOR THE THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                 ------------------------------------
      (in thousands)                                                                   2004                2003
      --------------                                                             ---------------      ---------------
      Impairment charges related to real estate assets                           $        (2,351)     $       (15,828)
      Unitholder minority interests                                                          357                2,403
                                                                                 ---------------      ---------------
      Impairment charges related to real estate assets from discontinued
        operations, net of minority interests                                    $        (1,994)     $       (13,425)
                                                                                 ===============      ===============


                                                                                      FOR THE THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                 ------------------------------------
      (in thousands)                                                                   2004                2003
      --------------                                                             ---------------      ---------------
      Realized loss on sale of properties                                        $           (56)     $          (339)
      Unitholder minority interests                                                            9                   51
                                                                                 ---------------      ---------------
      Loss on sale of real estate from discontinued operations, net of
          minority interests                                                     $           (47)     $          (288)
                                                                                 ===============      ===============

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of Crescent Operating, Inc. ("COPI"), as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. On March 2, 2004, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics amended the leases to further extend the deferred rent period to December 31, 2005, from December 31, 2004. The parties previously extended the deferred rent period to December 31, 2004 from December 31, 2003, on March 7, 2003.

         Under terms of the leases, AmeriCold Logistics elected to defer $10.8 million of the total $38.9 million of rent payable for the three months ended March 31, 2004. The Company's share of the deferred rent was $4.3 million. The Company recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $4.3 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the three months ended March 31, 2004. As of March 31, 2004, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $93.2 million and $85.1 million, respectively, of which the Company's portions were $37.3 million and $34.0 million, respectively.

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

VORNADO CRESCENT CARTHAGE AND KC QUARRY, L.L.C.

         On January 20, 2004, VCQ purchased $6.1 million of trade receivables from Americold Logistics at a 2% discount. VCQ used cash from a $6.0 million contribution from its owners, of which approximately $2.4 million represented the Company's contribution for the purchase of the trade receivables. The receivables were collected during the first quarter of 2004. On March 29, 2004, VCQ purchased an additional $4.1 million of receivables from AmeriCold Logistics at a 2% discount. VCQ used cash from collection of the trade receivables previously purchased. The remaining $2.0 million was distributed to its owners, of which $0.8 million was received by the Company on April 1, 2004.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. INVESTMENTS IN UNCONSOLIDATED COMPANIES

         The following is a summary of the Company's ownership in significant unconsolidated joint ventures and investments as of March 31, 2004.

                                                                                                  COMPANY'S OWNERSHIP
                        ENTITY                                     CLASSIFICATION                 AS OF MARCH 31, 2004
-------------------------------------------------------  ------------------------------------   -------------------------
Main Street Partners, L.P.                               Office (Bank One Center-Dallas)                 50.0%(1)
Crescent Miami Center, L.L.C.                            Office (Miami Center - Miami)                   40.0%(2)
Crescent Five Post Oak Park L.P.                         Office (Five Post Oak - Houston)                30.0%(3)
Crescent One BriarLake Plaza, L.P.                       Office (BriarLake Plaza - Houston)              30.0%(4)
Crescent 5 Houston Center, L.P.                          Office (5 Houston Center-Houston)               25.0%(5)
Austin PT BK One Tower Office Limited Partnership        Office (Bank One Tower-Austin)                  20.0%(6)
Houston PT Three Westlake Office Limited Partnership     Office (Three Westlake Park - Houston)          20.0%(6)
Houston PT Four Westlake Office Limited Partnership      Office (Four Westlake Park-Houston)             20.0%(6)
Vornado Crescent Carthage and KC Quarry, L.L.C.          Temperature-Controlled Logistics                56.0%(7)
Vornado Crescent Portland Partnership                    Temperature-Controlled Logistics                40.0%(8)
Blue River Land Company, L.L.C.                          Other                                           50.0%(9)
Canyon Ranch Las Vegas, L.L.C.                           Other                                           50.0%(10)
EW Deer Valley, L.L.C.                                   Other                                           41.7%(11)
CR License, L.L.C.                                       Other                                           30.0%(12)
CR License II, L.L.C.                                    Other                                           30.0%(13)
SunTx Fulcrum Fund, L.P.                                 Other                                           23.5%(14)
SunTx Capital Partners, L.P.                             Other                                           14.4%(15)
G2 Opportunity Fund, L.P. ("G2")                         Other                                           12.5%(16)

----------

(1) The remaining 50% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

(2) The remaining 60% interest in Crescent Miami Center, L.L.C. is owned by an affiliate of a fund managed by JP Morgan Fleming Asset Management, Inc.

(3) The remaining 70% interest in Crescent Five Post Oak Park, L.P. is owned by an affiliate of General Electric Pension Fund Trust.

(4) The remaining 70% interest in Crescent One BriarLake Plaza, L.P. is owned by affiliates of JP Morgan Fleming Asset Management, Inc.

(5) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Fleming Asset Management, Inc.

(6) The remaining 80% interest in each of Austin PT BK One Tower Office Limited Partnership, Houston PT Three Westlake Office Limited Partnership and Houston PT Four Westlake Office Limited Partnership is owned by an affiliate of General Electric Pension Fund Trust.

(7) The remaining 44% in Vornado Crescent Carthage and KC Quarry, L.L.C. is owned by Vornado Realty Trust, L.P.

(8) The remaining 60% interest in Vornado Crescent Portland Partnership is owned by Vornado Realty Trust, L.P.

(9) The remaining 50% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to the Company.

(10) Of the remaining 50% interest in Canyon Ranch Las Vegas, L.L.C., 35% is owned by an affiliate of the management company of two of the Company's Resort/Hotel Properties and 15% is owned by the Company through its investment in CR License II, L.L.C.

(11) The remaining 58.3% interest in EW Deer Valley, L.L.C. is owned by parties unrelated to the Company. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C.

(12) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Company's Resort/Hotel Properties.

(13) The remaining 70% interest in CR License II, L.L.C is owned by an affiliate of the management company of two of the Company's Resort/Hotel Properties.

(14) SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. Of the remaining 76.5% of SunTx Fulcrum Fund, L.P., 37.1% is owned by SunTx Capital Partners, L.P. and the remaining 39.4% is owned by a group of individuals unrelated to the Company.

(15) The remaining 85.6% interest in SunTx Capital Partners, L.P. is owned by parties unrelated to the Company.

(16) G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest in G2 is owned by Goff-Moore Strategic Partners, L.P. ("GMSPLP") and by parties unrelated to the Company. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation ("GMACCM"). The ownership structure of GMSLP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of the Board of Trust Managers of the Company, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of the Company's Board of Trust Managers and Chief Executive Officer of the Company. The remaining approximately 2% general partnership interest is owned by unrelated parties.

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

      Balance Sheets as of March 31, 2004:

        o Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

        o   Temperature-Controlled Logistics - This includes the
            Temperature-Controlled Logistics Partnership and VCQ; and

        o Other - This includes Manalapan Hotel Partners, L.L.C., Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P., SunTx Capital Partners, L.P. and G2.

      Balance Sheets as of December 31, 2003:

        o Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

        o   Temperature-Controlled Logistics - This includes the
            Temperature-Controlled Logistics Partnership and VCQ; and

        o Other - This includes Manalapan Hotel Partners, L.L.C., Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P. and G2.

      Summary Statements of Operations for the three months ended March 31, 2004:

        o Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

        o   Temperature-Controlled Logistics - This includes the
            Temperature-Controlled Logistics Partnership and VCQ; and

        o Other - This includes the Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P., SunTx Capital Partners, L.P. and G2.

      Summary Statements of Operations for the three months ended March 31, 2003:

        o Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C, Crescent Five Post Oak Park L.P. and Woodlands CPC;

        o   Temperature-Controlled Logistics - This includes the
            Temperature-Controlled Logistics Partnership and VCQ;

        o Other - This includes Manalapan Hotel Partners, L.L.C., the Woodlands Land Development Company, L.P., Blue River Land Company, L.L.C., CR License, L.L.C., CR License II, L.L.C., the Woodlands Operating Company and Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P. and G2.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BALANCE SHEETS:

                                                               AS OF MARCH 31, 2004
                                        ---------------------------------------------------------------
                                                         TEMPERATURE-
                                                          CONTROLLED
(IN THOUSANDS)                             OFFICE          LOGISTICS         OTHER             TOTAL
-----------------------------------     ------------     ------------     ------------     ------------
Real estate, net                        $    750,874     $  1,172,980
Cash                                          24,344           20,501
Other assets                                  53,830          110,677
                                        ------------     ------------
   Total assets                         $    829,048     $  1,304,158
                                        ============     ============

Notes payable                           $    514,153     $    785,861
Notes payable to the Company                      --               --
Other liabilities                             21,062            7,179
Equity                                       293,833          511,118
                                        ------------     ------------
   Total liabilities and equity         $    829,048     $  1,304,158
                                        ============     ============
Company's share of
   unconsolidated debt                  $    172,018     $    314,344     $      2,357     $    488,719
                                        ============     ============     ============     ============
Company's investments
   in unconsolidated
   companies                            $    102,555     $    212,392     $     43,159     $    358,106
                                        ============     ============     ============     ============



BALANCE SHEETS:

                                                           AS OF December 31, 2003
                                        ---------------------------------------------------------------
                                                         TEMPERATURE-
                                                          CONTROLLED
(IN THOUSANDS)                             OFFICE          LOGISTICS         OTHER             TOTAL
-----------------------------------     ------------     ------------     ------------     ------------
Real estate, net                        $    754,882     $  1,187,387
Cash                                          31,309           12,439
Other assets                                  51,219           88,668
                                        ------------     ------------
   Total assets                         $    837,410     $  1,288,494
                                        ============     ============
Notes payable                           $    515,047     $    548,776
Notes payable to the Company                      --               --
Other liabilities                             29,746           11,084
Equity                                       292,617          728,634
                                        ------------     ------------
   Total liabilities and equity          $    837,410     $  1,288,494
                                        ============     ============
Company's share of
   unconsolidated debt                  $    172,376     $    219,511     $      2,495     $    394,382
                                        ============     ============     ============     ============
Company's investments
   in unconsolidated
   companies                            $    102,519     $    300,917     $     40,538     $    443,974
                                        ============     ============     ============     ============

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY STATEMENTS OF OPERATIONS:

                                                   For the three months ended MARCH 31, 2004
                                        ---------------------------------------------------------------
                                                         TEMPERATURE-
                                                          CONTROLLED
(IN THOUSANDS)                             OFFICE          LOGISTICS        OTHER(1)          TOTAL
-----------------------------------     ------------     ------------     ------------     ------------
Total revenues                          $     26,893     $     30,433
Expenses:
   Operating expense                          11,247            6,072(2)
   Interest expense                            6,305           12,512
   Depreciation and amortization               5,551           14,610
   Other (income) expense                         --             (863)
                                        ------------     ------------
Total expenses                          $     23,103     $     32,331
                                        ------------     ------------
Net income, impairments and
  gain (loss) on real estate
  from discontinued operations          $      3,790     $     (1,898)     $        (52)
                                        ============     ============      ============

Company's equity in net
   income (loss) of
   unconsolidated companies             $        942     $       (901)     $       (211)     $       (170)
                                        ============     ============      ============      ============




SUMMARY STATEMENTS OF OPERATIONS:
                                                   For the three months ended MARCH 31, 2003
                                        ---------------------------------------------------------------
                                                         TEMPERATURE-
                                                          CONTROLLED
(IN THOUSANDS)                             OFFICE          LOGISTICS       OTHER(1)           TOTAL
-----------------------------------     ------------     ------------     ------------     ------------

Total revenues                          $     34,373     $     34,032
Expenses:
   Operating expense                          14,708            6,008(2)
   Interest expense                            6,194           10,244
   Depreciation and amortization               7,865           14,643
   Other (income) expense                         --             (615)
                                        ------------     ------------
Total expenses                          $     28,767     $     30,280
                                        ------------     ------------
Net income, impairments and
  gain (loss) on real estate
  from discontinued operations          $      5,606     $      3,752     $      3,351
                                        ============     ============     ============
Company's equity in net
   income (loss) of
   unconsolidated companies             $      1,458     $      1,507     $        684     $      3,649
                                        ============     ============     ============     ============


----------

(1) The Company sold its interest in The Woodlands Land Development Company, L.P. on December 31, 2003.

(2) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the total combined assets).

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


UNCONSOLIDATED DEBT ANALYSIS

         The following table shows, as of March 31, 2004, information about the Company's share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.



                                                                        COMPANY
                                                           BALANCE      SHARE OF      INTEREST
                                                         OUTSTANDING   BALANCE AT     RATE AT
                                                          MARCH 31,     MARCH 31,    MARCH 31,                      FIXED/VARIABLE
DESCRIPTION                                                 2004          2004          2004       MATURITY DATE   SECURED/UNSECURED
-----------                                             -------------  ----------  -------------   -------------   -----------------
                                                        (in thousands)
TEMPERATURE-CONTROLLED LOGISTICS SEGMENT:
  Vornado Crescent-Portland Partnership - 40% Company
      Goldman Sachs (1)                                    $  492,997  $  197,199       6.89%        5/11/2023     Fixed/Secured
      Morgan Stanley (2)                                      253,957     101,583       4.04%        4/9/2009      Variable/Secured
      Various Capital Leases                                   35,857      14,342  4.84 to 13.63%   6/1/2006 to    Fixed/Secured
                                                                                                     4/1/2017

      Various Mortgage Notes                                    3,050       1,220  7.00 to 12.88%   4/1/2004 to    Fixed/Secured
                                                           ----------     -------                    4/1/2009
                                                           $  785,861  $  314,344
                                                           ----------     -------
OFFICE SEGMENT:
   Main Street Partners, L.P. - 50% Company (3)(4)         $  129,961  $   64,980       5.47%        12/1/2004     Variable/Secured
   Crescent 5 Houston Center, L.P. - 25% Company               90,000      22,500       5.00%        10/1/2008     Fixed/Secured
   Crescent Miami Center, LLC - 40% Company                    81,000      32,400       5.04%        9/25/2007     Fixed/Secured
   Crescent One BriarLake Plaza, L.P. - 30% Company            50,000      15,000       5.40%        11/1/2010     Fixed/Secured
  Houston PT Four Westlake Office Limited Partnership -
   20% Company                                                 47,921       9,584       7.13%        8/1/2006      Fixed/Secured
   Crescent Five Post Oak Park, L.P. - 30% Company             45,000      13,500       4.82%        1/1/2008      Fixed/Secured
  Austin PT BK One Tower Office Limited Partnership -
   20% Company
                                                               37,272       7,454       7.13%        8/1/2006      Fixed/Secured
  Houston PT Three Westlake Office Limited Partnership -
   20% Company                                                 33,000       6,600       5.61%        9/1/2007      Fixed/Secured
                                                           ----------  ----------
                                                           $  514,154  $  172,018
                                                           ----------  ----------
RESIDENTIAL SEGMENT:
  Blue River Land Company, L.L.C. - 50% Company (5)        $    4,714  $    2,357       4.10%        6/30/2004     Variable/Secured
                                                           ==========  ==========
TOTAL UNCONSOLIDATED DEBT                                  $1,304,729  $  488,719
                                                           ==========  ==========
FIXED RATE/WEIGHTED AVERAGE                                                             6.63%       13.8 years
VARIABLE RATE/WEIGHTED AVERAGE                                                          4.59%        3.3 years
                                                                                   -------------    ----------
TOTAL WEIGHTED AVERAGE                                                                  5.93%       10.2 years
                                                                                   =============    ==========



---------

(1) URS Real Estate, L.P. and AmeriCold Real Estate, L.P., subsidiaries of the Temperature-Controlled Logistics Corporation, expect to repay this note on the Optional Prepayment Date of April 11, 2008. The overall weighted average maturity would be 3.98 years based on this date.

(2) On February 5, 2004, the Temperature-Controlled Logistics Corporation completed a mortgage financing with Morgan Stanley Mortgage Capital, Inc., secured by twenty-one of its owned and seven of its leased properties. The loan bears interest at LIBOR + 295 basis points (with a LIBOR floor of 1.5% with respect to $54.4 million of the loan) and requires principal payments of $5.0 million annually.

(3) Senior Note - Note A: $81.8 million at variable interest rate, LIBOR + 189 basis points, $4.8 million at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $24.1 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. Mezzanine Note - $19.3 million at variable interest rate, LIBOR + 890 basis points with a LIBOR floor of 3.0%. Interest-rate cap agreement maximum LIBOR of 4.52% on all notes. All notes amortized based on a 25-year schedule.

(4) The Company and its joint venture partner obtained separate Letters of Credit to guarantee the repayment of up to $4.3 million each of principal of the Main Street Partners, L.P. loan.

(5) The variable rate loan has an interest rate of LIBOR + 300 basis points. A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides an unconditional guarantee of up to 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $4.7 million outstanding at March 31, 2004 and the guarantee was $3.3 million.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY

          The following is a summary of the Company's debt financing at March 31, 2004:

SECURED DEBT

                                                                                            MARCH 31, 2004
                                                                                            --------------
                                                                                            (in thousands)

Bank of America Fund XII Term Loan due January 2006, bears interest at LIBOR plus 225 basis points (at March 31, 2004, the interest rate was 3.35%), with a two-year interest-only term and a one-year extension option, secured by the
Funding XII Properties ...................................................................   $    275,000

AEGON Partnership Note due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Funding III, IV and V Properties (Greenway
Plaza) ...................................................................................        258,765

LaSalle Note I(1) due August 2027, bears interest at 7.83% with monthly principal and interest payments based on a 25-year amortization schedule through
maturity in August 2027, secured by the Funding I Properties .............................        234,232

Deutsche Bank-CMBS Loan(2) due May 2004, bears interest at the 30-day LIBOR rate
(with a floor of 3.50%) plus 234 basis points (at March 31, 2004, the interest rate was 5.84%), with a three-year interest-only term and two one-year extension options, secured by the Funding X Properties and Spectrum
Center ...................................................................................        220,000

JP Morgan Mortgage Note(3) bears interest at 8.31% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in
October 2016, secured by the Houston Center mixed-use Office Property
Complex ..................................................................................        190,205

Fleet Fund I Term Loan due May 2005, bears interest at LIBOR plus 350 basis points (at March 31, 2004, the interest rate was 4.63%), with a four-year
interest-only term, secured by equity interests in Funding I .............................        160,000

LaSalle Note II bears interest at 7.79% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in March
2006, secured by defeasance investments(4) ...............................................        159,037

Fleet Term Loan due February 2007, bears interest at LIBOR rate plus 450 basis points (at March 31, 2004, the Interest rate was 5.59%) with an interest only term, secured by excess cash flow distributions from Funding III, Funding IV and
Funding V ................................................................................         75,000

Cigna Note due June 2010, bears interest at 5.22% with an interest-only term, secured by the 707 17th Street Office Property and the Denver Marriott City
Center ...................................................................................         70,000

Mass Mutual Note(5) due August 2006, bears interest at 7.75% with principal and interest payments based on a 25-year amortization schedule, secured by the 3800
Hughes Parkway Office Property ...........................................................         38,700

National Bank of Arizona Revolving Line of Credit(6) with maturities ranging from November 2004 to December 2005, bears interest ranging from 4.00% to 5.00%,
secured by certain DMDC assets ...........................................................         36,668

Bank of America Note due May 2013, bears interest at 5.53% with an initial
2.5-year interest-only term (through November 2005), followed by monthly principal and interest payments based on a 30-year amortization schedule,
secured by The Colonnade Office Property .................................................         38,000

Metropolitan Life Note V due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule,
secured by the Datran Center Office Property .............................................         37,344

Allstate Note(5) due September 2010, bears interest at 6.65% with principal and interest payments based on a 25-year amortization schedule, secured by the 3993
Hughes Parkway Office Property ...........................................................         26,058

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                             MARCH 31, 2004
                                                                                             --------------
                                                                                             (in  thousands)
SECURED DEBT (CONTINUED)

Northwestern Life Note due November 2008, bears interest at 4.94% with an interest-only term, secured by the 301 Congress Avenue Office
Property .................................................................................          26,000

Metropolitan Life Note VI(5) due October 2009, bears interest at 7.71% with principal and interest payments based on a 25-year amortization schedule,
secured by the 3960 Hughes Parkway Office Property .......................................          24,629

Northwestern Life Note II(5) due July 2007, bears interest at 7.40% with monthly principal and interest payments based on a 25-year amortization schedule,
secured by the 3980 Howard Hughes Parkway Office Property ................................          10,595

Woodmen of the World Note due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through November 2006), followed by monthly principal and interest payments based on a 25-year amortization
schedule, secured by the Avallon IV Office Property ......................................           8,500

FHI Finance Loan bears interest at LIBOR plus 450 basis points (at March 31,
2004, the interest rate was 5.60%), with an initial interest-only term until the
Net Operating Income Hurdle Date(7), followed by monthly principal and interest payments based on a 20-year amortization schedule through maturity in September
2009, secured by the Sonoma Mission Inn & Spa ............................................           7,993

Nomura Funding VI Note(8) due July 2020 bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule,
secured by the Funding VI Property .......................................................           7,806

The Rouse Company Note due December 2005 bears interest at prime rate plus 100 basis points (at March 31, 2004, the interest rate was 5.00%) with an
interest-only term, secured by undeveloped land in Hughes Center .........................           7,500

Wells Fargo note due June 2004, bears interest at LIBOR rate plus 200 basis points (at March 31, 2004, the interest rate was 3.13%), with an interest-only
term, secured by 3770 Howard Hughes Parkway Office Property ..............................           4,774

Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from 2.9% to 10.50% at March 31, 2004, with maturities ranging between July 2004 and February 2009, secured by various CRDI and MVDC
projects(9) ..............................................................................          59,787

UNSECURED DEBT

2009 Notes bear interest at a fixed rate of 9.25% with a seven-year
interest-only term, due April 2009 with a call date of April 2006 ........................         375,000

2007 Notes bear interest at a fixed rate of 7.50% with a ten-year interest-only
term, due September 2007 .................................................................         250,000

Credit Facility(10) interest only due May 2005, bears interest at LIBOR plus
212.5 basis points (at March 31, 2004, the interest rate was 3.38%) ......................         169,000
                                                                                             -------------

Total Notes Payable                                                                          $   2,770,593
                                                                                             =============

----------

(1) In August 2007, the interest rate will increase, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal and thereafter against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $221.7 million.

(2) This includes both a Deutsche Bank-CMBS note and a Fleet-Mezzanine note. The notes are due May 2004, and bear interest at the 30-day LIBOR rate plus a spread of (i) 164.7 basis points for the CMBS note (at March 31, 2004, the interest rate was 5.15%), and (ii) 600 basis points for the Mezzanine note (at March 31, 2004, the interest rate was 9.50%). The Fleet-Mezzanine note is secured by the Company's interests in Funding X and Crescent Spectrum Center, L.P. and the Company's interest in each of their general partners. The blended rate at March 31, 2004 for the two notes was 5.84%. Both notes have a LIBOR floor of 3.5%. The notes have three-year interest only terms and two one-year extension options. In April 2004, the Company elected to exercise a one-year extension option.

(3) In October 2006, the interest rate will adjust based on current interest rates at that time. It is the Company's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $177.8 million.

(4) In December 2003 and January 2004, the Company purchased a total of $179.6 million in U.S. Treasuries and government sponsored agency securities ("Defeasance Investments") to substitute as collateral for this loan. The cash flow from the defeasance investments (principal and interest) will match the total debt service payments of this loan.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5) The Company assumed these loans in connection with the Hughes Center acquisitions. The following table lists the premium associated with the assumption of above market interest rate debt which is included in the balance outstanding at March 31, 2004 and the effective interest rate of the debt including the premium.



(dollars in thousands)
----------------------------------------------------------------------------
          Loan                                   Premium      Effective Rate
----------------------------------------------------------------------------
Mass Mutual Note                                 $  3,541          3.47%
Allstate Note                                       1,673          5.19%
Metropolitan Life Note VI                           2,293          5.68%
Northwestern Life Note II                           1,038          3.80%
                                                 --------
     Total                                       $  8,545
                                                 ========

     The $8.5 million was recorded as an increase in the carrying amount of the underlying debt and is being amortized as a reduction of interest expense through maturity of the underlying debt.

(6) This facility is a $41.1 million line of credit secured by certain DMDC land and asset improvements ("revolving credit facility"), notes receivable ("warehouse facility") and additional land ("short-term facility"). The line restricts the revolving credit facility to a maximum outstanding amount of $28.0 million and is subject to certain borrowing base limitations and bears interest at prime (at March 31, 2004, the interest rate was 4.00%). The warehouse facility bears interest at prime plus 100 basis points (at March 31, 2004, the interest rate was 5.0%) and is limited to $10.0 million. The short-term facility bears interest from prime plus 50 basis points to prime plus 100 basis points (at March 31, 2004, the interest rates were 4.50% to 5.00%) and is limited to $3.1 million. The blended rate at March 31, 2004, for the revolving credit facility, the warehouse facility and the short-term facility was 4.30%.

(7) The Company's joint venture partner, which owns a 19.9% interest in the Sonoma Mission Inn & Spa, has a commitment to fund $10.0 million of future renovations at the Sonoma Mission Inn & Spa through a mezzanine loan. The Net Operating Income Hurdle Date, as defined in the loan agreement, is the date as of which the Sonoma Mission Inn & Spa has achieved an aggregate Adjusted Net Operating Income, as defined in the loan agreement, of $12 million for a period of 12 consecutive calendar months.

(8) In July 2010, the interest rate will adjust based on current interest rates at that time. It is the Company's intention to repay the note in full at such time (July 2010) by making a final payment of approximately $6.1 million.

(9) Includes $14.8 million of fixed rate debt ranging from 2.9% to 10.5% and $45.0 million of variable rate debt ranging from 3.9% to 4.5%.

(10) The $400.0 million Credit Facility with Fleet is an unsecured revolving line of credit to Funding VIII and guaranteed by the Operating Partnership. Availability under the line of credit is subject to certain covenants including limitations on total leverage, fixed charge ratio, debt service coverage, minimum tangible net worth, and specific mix of office and hotel assets and average occupancy of Office Properties. At March 31, 2004, the maximum borrowing capacity under the credit facility was $400.0 million. The outstanding balance excludes letters of credit issued under the Company's credit facility of $7.6 million which reduce the Company's maximum borrowing capacity.

         The following table shows information about the Company's consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or the Company's anticipated payoff dates.

                                                                                           WEIGHTED             WEIGHTED
                                                                      PERCENTAGE            AVERAGE              AVERAGE
    (in thousands)                                  BALANCE            OF DEBT(1)             RATE              MATURITY(2)
    -----------------------------------------     ---------------    ---------------     ---------------      ---------------
    Fixed Rate Debt                               $     1,769,619               63.9%               7.88%           7.9 years
    Variable Rate Debt                                  1,000,974               36.1                4.12            1.3 years
                                                  ---------------    ---------------     ---------------      ---------------
    Total Debt                                    $     2,770,593              100.0%               6.61%(3)        4.9 years
                                                  ===============    ===============     ===============      ===============


---------

(1) Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $500.0 million of hedged variable rate debt, are 82% and 18%, respectively.

(2) Excludes effect of extension options on Bank of America Fund XII Term Loan and Deutsche Bank-CMBS loan and expected early payment of LaSalle Note I, JP Morgan Mortgage Note, or the Nomura Funding VI Note.

(3) Including the effect of hedge arrangements, the overall weighted average interest rate would have been 6.70%.

         Listed below are the aggregate principal payments by year required as of March 31, 2004 under indebtedness of the Company. Scheduled principal installments and amounts due at maturity are included and are based on contractual maturities and do not include extension options.

                                                   SECURED        UNSECURED       UNSECURED DEBT
    (in thousands)                                   DEBT            DEBT         OF CREDIT LINE      TOTAL(1)
    -----------------------------------------     ----------     ------------     --------------     ----------
    2004                                          $  274,484     $         --     $           --     $  274,484
    2005                                             274,103               --            169,000        443,103
    2006                                             487,263               --                 --        487,263
    2007                                             109,932          250,000                 --        359,932
    2008                                              47,321               --                 --         47,321
    Thereafter                                       783,490          375,000                 --      1,158,490
                                                  ----------     ------------     --------------     ----------
                                                  $1,976,593     $    625,000     $      169,000     $2,770,593
                                                  ==========     ============     ==============     ==========

---------

(1) Excludes effect of extension options on Bank of America Fund XII Term Loan and Deutsche Bank-CMBS loan and expected early payment of LaSalle Note I, JP Morgan Mortgage Note, or the Nomura Funding VI Note.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company is generally obligated by its debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under the Company's loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for the Company's secured debt, foreclosure on the Property securing the debt. In addition, a default by the Company or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Credit Facility, 2007 bonds, 2009 bonds, the Bank of America Fund XII Term Loan, the Fleet Fund I Term Loan and the Fleet Term Loan after the notice and cure periods for the other indebtedness have passed. As of March 31, 2004, no event of default had occurred, and the Company was in compliance with all of covenants related to its outstanding debt. The Company's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the three months ended March 31, 2004, there were no circumstances that required prepayment or increased collateral related to the Company's existing debt.

DEFEASANCE OF LASALLE NOTE II

         In January 2004, the Company released the remaining properties in Funding II by reducing the Fleet Fund I and II Term Loan by $104.2 million and purchasing an additional $170.0 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 1.76%. The Company placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the remainder of the LaSalle
Note II. The cash flow from the securities is structured to match the cash flow (principal and interest payments) required under the LaSalle Note II. The retirement of the Fleet loan and the purchase of the defeasance securities were funded through the $275 million Bank of America Fund XII Term Loan. The collateral for the Bank of America loan is 10 of the 11 properties previously in the Funding II collateral pool, which are now held in Funding XII. The Bank of America loan is structured to allow the Company the flexibility to sell, joint venture or long-term finance these 10 assets over the next 36 months. The final Funding II property, Liberty Plaza, was moved to the Operating Partnership and subsequently sold in April 2004.

ADDITIONAL DEBT FINANCING

         In April 2004, the Company entered into an agreement with Metropolitan Life Insurance Company for a $35.5 million loan secured by the Dupont Centre Office Property. The loan bears interest at a fixed rate of 4.31% with interest only payments until the loan matures in April 2011.

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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. CASH FLOW HEDGES

         The Company uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. As of March 31, 2004, the Company had four cash flow hedge agreements which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

         The following table shows information regarding the Company's interest rate swaps designated as cash flow hedges during the three months ended March 31, 2004, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").

                                                                                                   CHANGE IN
                   NOTIONAL      MATURITY     REFERENCE     FAIR MARKET       ADDITIONAL        UNREALIZED GAINS
EFFECTIVE DATE      AMOUNT         DATE         RATE           VALUE       INTEREST EXPENSE     (LOSSES) IN OCI
--------------   -----------   -----------   -----------    -------------  -----------------    ----------------
(in thousands)

   4/18/00       $   100,000       4/18/04          6.76%   $        (268)   $       1,429      $       1,427
   2/15/03           100,000       2/15/06          3.26%          (2,840)             543               (495)
   2/15/03           100,000       2/15/06          3.25%          (2,836)             543               (495)
   9/02/03           200,000       9/01/06          3.72%          (8,155)           1,322             (1,558)
                                                            -------------    -------------      -------------
                                                            $     (14,099)   $       3,837      $      (1,121)
                                                            =============    =============      =============

         In addition, two of the Company's unconsolidated companies have cash flow hedge agreements, of which the Company's portion of change in unrealized gains reflected in OCI was approximately $0.1 million for the three months ended March 31, 2004.

         The Company has designated its four cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt that re-prices closest to the reset dates of each cash flow hedge agreement. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in Accumulated Other Comprehensive Income. The effective portion that has been deferred in Accumulated Other Comprehensive Income will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge in conformity with SFAS No. 133, as amended. The Company had no ineffectiveness related to its cash flow hedges, resulting in no earnings impact due to ineffectiveness for the three months ended March 31, 2004.

INTEREST RATE CAP

         In March 2004, in connection with the Bank of America Fund XII Term Loan, the Company entered into a LIBOR interest rate cap struck at 6.00% for a notional amount of approximately $206.3 million through August 31, 2004, $137.5 million from September 1, 2004 through February 28, 2005, and $68.8 million from March 1, 2005 through March 1, 2006. Simultaneously, the Company sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charged to earnings as the changes occur. As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments are expected to offset each other.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. COMMITMENTS

GUARANTEE COMMITMENTS

         The FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), requiring a guarantor to disclose its guarantees. The Company's guarantees in place as of March 31, 2004 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require the Company to provide additional collateral to support the guarantees. The Company has not recorded a liability associated with these guarantees as they were entered into prior to the adoption of FIN 45.

                                                                             GUARANTEED
                                                                               AMOUNT            MAXIMUM
                                                                           OUTSTANDING AT       GUARANTEED
DEBTOR                                                                     MARCH 31, 2004         AMOUNT
--------------------------------------------------------------------       ---------------     ------------
                                                                                      (in thousands)
CRDI - Eagle Ranch Metropolitan District - Letter of Credit(1)             $         7,583     $      7,583
Blue River Land Company, L.L.C.(2)(3)                                                3,300            6,300
Main Street Partners, L.P. - Letter of Credit(2)(4)                                  4,250            4,250
                                                                           ---------------     ------------
Total Guarantees                                                           $        15,133     $     18,133
                                                                           ===============     ============

----------

(1) The Company provides a $7.6 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2) See Note 7, "Investments in Unconsolidated Companies," for a description of the terms of this debt.

(3) A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides a guarantee of 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $4.7 million outstanding at March 31, 2004 and the amount guaranteed was $3.3 million.

(4) The Company and its joint venture partner each provide a $4.3 million letter of credit to guarantee repayment of up to $8.5 million of the loan to Main Street Partners, L.P.

COPI COMMITMENTS

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

         Each Operating Partnership unit may be exchanged for either two common shares of the Company or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the three months ended March 31, 2004, there were 9,036 units exchanged for 18,072 common shares of the Company.

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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes the minority interest as of March 31, 2004 and December 31, 2003:

                                                                                         MARCH 31,          DECEMBER 31,
(in thousands)                                                                             2004                 2003
-------------------------------------------------------------------------------      ---------------      ---------------
     Limited partners in the Operating Partnership                                   $       100,173      $       108,706
     Development joint venture partners - Residential Development Segment                     29,678               31,305
     Joint venture partners - Office Segment                                                   8,869                8,790
     Joint venture partners - Resort/Hotel Segment                                             6,530                7,028
     Other                                                                                      (161)                  --
                                                                                     ---------------      ---------------
                                                                                     $       145,089      $       155,829
                                                                                     ===============      ===============


         The following table summarizes the minority interests' share of net loss for the three months ended March 31, 2004 and 2003:

                                                                                        MARCH 31,            MARCH 31,
     (in thousands)                                                                       2004                  2003
     --------------------------------------------------------------------------      ---------------      ---------------

     Limited partners in the Operating Partnership                                   $         1,616      $           204
     Development joint venture partners - Residential Development Segment                       (436)                 880
     Joint venture partners - Office Segment                                                       2                   (8)
     Joint venture partners - Resort/Hotel Segment                                               497                  349
     Other                                                                                        20                   --
                                                                                     ---------------      ---------------
                                                                                     $         1,699      $         1,425
                                                                                     ===============      ===============


12. SHAREHOLDERS' EQUITY

DISTRIBUTIONS

         The following table summarizes the distributions paid or declared to common shareholders, unitholders and preferred shareholders during the three months ended March 31, 2004 (dollars in thousands, except per share amounts).

                                          PER SHARE                                                           ANNUAL
                                          DIVIDEND/                           RECORD           PAYMENT        DIVIDEND/
            SECURITY                    DISTRIBUTION     TOTAL AMOUNT          DATE              DATE       DISTRIBUTION
            --------                    ------------     ------------         --------         --------     ------------
Common Shares/Units(1)                  $      0.375     $     43,910         01/31/04         02/13/04     $       1.50
Common Shares/Units(1)                  $      0.375     $     43,921         04/30/04         05/14/04     $       1.50
Series A Preferred Shares               $      0.422     $      5,991         01/31/04         02/13/04     $     1.6875
Series A Preferred Shares               $      0.422     $      5,991         04/30/04         05/14/04     $     1.6875
Series B Preferred Shares               $      0.594     $      2,019         01/31/04         02/13/04     $     2.3750
Series B Preferred Shares               $      0.594     $      2,019         04/30/04         05/14/04     $     2.3750


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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


payable quarterly in arrears on the fifteenth of February, May, August and November, commencing February 16, 2004. The annual fixed dividend on the Series A Preferred Shares is $1.6875 per share.

         Net proceeds to the Company from the January 2004 Series A Preferred Offering were approximately $71.0 million after underwriting discounts, offering costs and dividends accrued on the shares up to the issuance date. The Company used the net proceeds to pay down the Company's credit facility.

13. INCOME TAXES

TAXABLE CONSOLIDATED ENTITIES

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of taxable consolidated entities for financial reporting purposes and the amounts used for income tax purposes. For the three months ended March 31, 2004, the taxable consolidated entities were comprised of the taxable REIT subsidiaries of the Company.

         The Company intends to maintain its qualification as a REIT under
Section 856 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to federal corporate income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of REIT taxable income to its shareholders. Accordingly, the Company does not believe that it will be liable for current income taxes on its REIT taxable income at the federal level or in most of the states in which it operates. The Company consolidates certain taxable REIT subsidiaries, which are subject to federal and state income tax. For the three months ended March 31, 2004 and 2003, the Company's federal income tax benefit was $1.6 million and $2.5 million, respectively. The Company's $1.6 million income tax benefit at March 31, 2004 consists primarily of $1.7 million for the Residential Development Segment and $0.9 million for the Resort/Hotel Segment partially offset by $0.4 million tax expense for the Office Segment and $0.6 million expense for other taxable REIT subsidiaries.

         The Company's total net tax asset of approximately $21.3 million at March 31, 2004 includes $17.5 million of net deferred tax assets. SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. There was no change in the valuation allowance during the three months ended March 31, 2004.

14. RELATED PARTY TRANSACTIONS

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of March 31, 2004, the Company had approximately $38.0 million loan balances outstanding, inclusive of current interest accrued of approximately $0.2 million, to certain employees and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and unit incentive plans pursuant to an agreement approved by the Board of Trust Managers and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans bear interest at a rate of 2.52% per year, payable quarterly, and mature on July 28, 2012 and may be repaid in full or in part at any time without premium or penalty. Mr. Goff had a loan representing $26.4 million of the $38.0 million total outstanding loans at March 31, 2004. No conditions exist at March 31, 2004 which would cause any of the loans to be in default. Effective July 29, 2002, the Company ceased offering to its employees and trust managers the option to obtain loans pursuant to the Company's stock and unit incentive plans.

OTHER

         On June 28, 2002, the Company purchased the home of an executive officer of the Company. In March 2004, the Company entered into a contract to sell the home for approximately $1.8 million and expects to close on the sale in the second quarter of 2004. The Company previously recorded an impairment charge of approximately $0.6 million, net of taxes, during the year ended December 31, 2003. The purchase was part of the officer's relocation agreement with the Company.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. COPI

         On February 14, 2002, the Company and COPI entered into an agreement (the "Agreement") pursuant to which COPI and the Company are jointly seeking to have a pre-packaged bankruptcy plan for COPI approved by the bankruptcy court. The Company agreed to fund certain of COPI's costs, claims and expenses relating to the bankruptcy and related transactions. From February 14, 2002 through March 31, 2004, the Company loaned to COPI, or paid directly on COPI's behalf, approximately $13.0 million to fund these costs, claims and expenses. The Company also agreed to issue common shares with a dollar value of approximately $2.2 million to the COPI stockholders. In addition, the Company agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15.0 million obligation to Bank of America, together with any accrued interest.

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

16. SUBSEQUENT EVENTS

ASSETS HELD FOR SALE

         Subsequent to March 31, 2004, one Office Property and two Resort/Hotel Properties were classified as held for sale in accordance with SFAS No. 144 as a result of management of the Company committing to a plan to sell these Properties. The Properties, including the Albuquerque Plaza Office Property and the Hyatt Regency Albuquerque Resort/Hotel Property located in Albuquerque, New Mexico, and Denver Marriott City Center Resort/Hotel Property located in Denver, Colorado, are currently being marketed for sale and are anticipated to be sold during 2004. The following table indicates the carrying values at March 31, 2004 and December 31, 2003 of the major classes of assets of these Properties.

                                                    MARCH 31,            DECEMBER 31,
       (in thousands)                                 2004                   2003
       -------------------------------------      ---------------      ---------------
       Land                                       $           101      $           101
       Buildings and improvements                         119,906              119,922
       Furniture, Fixtures & Equipment                     19,269               18,664
       Accumulated depreciation                           (37,730)             (36,042)
       Other assets, net                                    2,104                2,155
                                                  ---------------      ---------------
       Net investment in real estate              $       103,650      $       104,800
                                                  ===============      ===============

ASSET DISPOSITIONS

         On April 13, 2004, the Company completed the sale of the Liberty Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $10.8 million and a net loss of approximately $0.2 million, net of minority interest. The Company previously recorded an impairment charge of approximately $3.6 million, net of minority interest, during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Company's credit facility. This property was wholly-owned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Forward-Looking Statements................................................ 32

   Overview.................................................................. 33

   Recent Developments....................................................... 35

   Results of Operations
        Three months ended March 31, 2004 and 2003........................... 36

   Liquidity and Capital Resources
        Cash Flows for the three months ended March 31, 2004................. 39

   Equity and Debt Financing................................................. 43

   Unconsolidated Investments................................................ 47

   Significant Accounting Policies........................................... 48

   Funds from Operations..................................................... 51

                           FORWARD-LOOKING STATEMENTS

         You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in Item 1,"Financial Statements," of this document and the more detailed information contained in the Company's Form 10-K for the year ended December 31, 2003. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Capitalized terms used but not otherwise defined in this section have the meanings given to them in the notes to the consolidated financial statements in Item 1, "Financial Statements."

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by terms such as "believe," "expect," "anticipate" and "may."

        Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those described in the forward-looking statements.

         The following factors might cause such a difference:

         o The Company's ability, at its office properties, to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration on favorable terms, which continue to be adversely affected by existing real estate conditions (including vacancy rates in particular markets, decreased rental rates and competition from other properties) and may also be adversely affected by general economic downturns;

         o The continuation of relatively high vacancy rates and reduced rental rates in the Company's office portfolio as a result of conditions within the Company's principal markets;

         o Adverse changes in the financial condition of existing tenants, in particular El Paso Energy and its affiliates which comprise 4.6% of the Company's annualized office revenues;

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

                                    OVERVIEW

         The Company is a REIT with assets and operations divided into four investment segments: Office, Resort/Hotel, Residential Development and Temperature-Controlled Logistics. The primary business of the Company is its Office Segment, which consisted of 77 Office Properties as of March 31, 2004.

OFFICE SEGMENT

         The following table shows the performance factors used by management to assess the operating performance of the Office Segment.

                                                                              2004            2003
                                                                           ------------    -----------
Economic Occupancy (at March 31 and December 31)                              84.4% (1)       84.0% (1)
Leased Occupancy (at March 31 and December 31)                                86.0% (2)       86.4% (2)
In-Place Weighted Average Full-Service Rental Rate
   (at March 31 and December 31)                                             $23.20          $22.63
Tenant Improvement and Leasing Costs per Sq. Ft. per
   year (three months ended March 31)                                         $2.93           $3.16
Average Lease Term (three months ended March 31)                            6.8 years       7.0 years
Same-Store NOI (Decline) (three months ended March 31)                       (3.6%) (3)     (10.1%) (4)
Same-Store Average Occupancy (three months ended March 31)                    85.8% (5)       86.0% (5)


--------------
(1) Excluding held for sale properties, economic occupancy is 86.4% and 86.1% at March 31, 2004 and December 31, 2003, respectively.

(2) Excluding held for sale properties, leased occupancy is 88.0% and 88.5% at March 31, 2004 and December 31, 2003, respectively.

(3) Same-store NOI (net operating income) represents office property net income excluding depreciation, amortization, interest expense and non-recurring items such as lease termination fees for Office Properties, excluding properties held for sale, owned for the entirety of the comparable periods.

(4)      Includes held for sale properties.

(5)      Excludes held for sale properties.

         The Company continues to expect that 2004 will be a year of stabilization in the Office Segment rather than meaningful growth, with projected average and year end occupancy remaining relatively flat compared to 2003. Tenant improvement and leasing costs in 2004 are expected to be in line with 2003. Same-store NOI is expected to decline by 3% to 6% in 2004, which is a lower rate of decline than that experienced in 2003.

         The Company's tenant base continues to be diversified, with the top five tenants accounting for approximately 11% of total Office Segment rental revenues for the three months ended March 31, 2004. The loss of one or more of the Company's major tenants, in particular El Paso Energy and its affiliates which comprise 4.6% of the Company's annualized Office Segment revenues, would have a temporary adverse effect on the Company's financial condition and results of operations until the Company is able to re-lease the space previously leased to these tenants.

RESORT/HOTEL SEGMENT

         The following table shows the performance factors used by management to assess the operating performance of the Resort/Hotel Segment.


                                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                               ------------------------------------------------------------------------------
                                                                                                               REVENUE
                                                      AVERAGE                      AVERAGE                       PER
                                                     OCCUPANCY                      DAILY                     AVAILABLE
                                                       RATE                         RATE                   ROOM/GUEST NIGHT
                                               ---------------------         --------------------        --------------------
                                                2004           2003           2004          2003          2004          2003
                                               ------         ------         ------        ------        ------        ------
Upscale Business Class Hotels                      67%            75%        $  116        $  117        $   77        $   88
Luxury and Destination Fitness Resorts             69             71            553           534           371           370
Total/Weighted Average for Resort/Hotel
Properties                                         68%            73%        $  282        $  267        $  189        $  194

         Decreases in occupancy at the Company's upscale business class hotels are primarily attributable to increased competition in the convention business causing major cities to compete for conventions that have historically gone to secondary markets. The occupancy decrease at the Company's luxury and destination fitness resorts is partially driven by decreased occupancy at Sonoma Mission Inn as a result of the renovation of 97 rooms which were taken out of service in November 2003. Completion of the renovation is expected in the second and third quarters of 2004. The Company anticipates minimal change in occupancy and a modest increase in room rates in 2004 at the Resort/Hotel Properties as the economy and the travel industry continue to recover.

RESIDENTIAL DEVELOPMENT SEGMENT

         The following tables show the performance factors used by management to assess the operating performance of the Residential Development Segment. Information is provided for the Desert Mountain Residential Development Property and the CRDI Residential Development Properties, which represent the Company's significant investments in this Segment as of March 31, 2004.

Desert Mountain

                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                         ------------------------------------
                                              2004                2003
                                         ---------------    -----------------
Residential Lot Sales                          16                  13
Average Sales Price per Lot (1)            $ 948,000           $ 695,000

-----------------
(1)      Includes equity golf membership

         Desert Mountain is in the latter stages of development and has primarily its premier lots remaining in inventory. A slight decline in lot sales, combined with higher average sales prices in 2004 compared to 2003, is expected to result in improved results in 2004.

CRDI

                                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                                              ------------------------------------
                                                                                 2004                      2003
Residential Lot Sales                                                             27                         8
Residential Unit Sales                                                             7                        15
Residential Timeshare Units                                                        1                         2
Average Sales Price per Residential Lot                                       $ 212,000                 $  30,000
Average Sales Price per Residential Unit                                      $1,006,000                $1,038,000
Average Sales Price per Residential Equivalent Timeshare Unit                 $1,405,000                $1,367,000

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

SIGNIFICANT TRANSACTIONS

         During the first quarter of 2004 and December 2003, the Company completed the following significant transactions:

         o Disposition of the Company's interests in The Woodlands Land Development Company, L.P., through which the Company owned its interest in The Woodlands Residential Development Property, in Woodlands Office Equities - `95 Limited Partnership, through which the Company owned four office properties, in The Woodlands Commercial Properties, L.P., and in The Woodlands Operating Company, L.P. in December 2003;

         o Acquisition of seven Office Properties and nine retail parcels located in Hughes Center in Las Vegas, Nevada in December 2003, January and February 2004 and acquisition of Dupont Centre in Irvine, California in March 2004;

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

         These transactions generated net cash proceeds to the Company, including expected refinancings, in excess of $260 million. The Company expects to reinvest these cash proceeds primarily in long term investments throughout 2004. Additionally, the Company expects to continue to market for sale its remaining non-income producing land valued in excess of $100 million. The Company also intends to continue to evaluate all assets in its portfolio in light of changing real estate market valuations and other conditions and to implement joint ventures for existing properties as appropriate in order to capitalize on such valuations and conditions to raise additional capital, retain interests in the properties, and earn management and leasing fees from the ventures.

                               RECENT DEVELOPMENTS

ASSET ACQUISITIONS

OFFICE PROPERTIES

         During January and February 2004, in accordance with the original purchase contract, the Company acquired an additional five Class A Office Properties and seven retail parcels located within Hughes Center in Las Vegas, Nevada from the Rouse Company. One of these Office Properties is owned through a joint venture in which the Company owns a 67% interest. The remaining four Office Properties are wholly-owned by the Company. The Company acquired these five Office Properties and seven retail parcels for approximately $175.3 million, funded by the Company's assumption of approximately $85.4 million in mortgage loans and by a portion of the proceeds from the sale of the Company's interests in The Woodlands on December 31, 2003.

         On March 31, 2004, the Company acquired Dupont Centre, a 250,000 square foot Class A office property, located in the John Wayne Airport submarket of Irvine, California. The Company acquired the Office Property for approximately $54.3 million, funded by a draw on the Company's credit facility. This Office Property is wholly-owned and included in the Company's Office Segment.

UNDEVELOPED LAND

         On March 1, 2004, in accordance with the agreement to acquire the Hughes Center Properties, the Company completed the purchase of two tracts of undeveloped land in Hughes Center from the Rouse Company for $10.0 million. The purchase was funded by a $7.5 million loan from the Rouse Company and a draw on the Company's credit facility.

ASSET DISPOSITIONS

         On March 23, 2004, the Company completed the sale of the 1800 West Loop South Office Property in Houston, Texas. The sale generated net proceeds of approximately $28.2 million and a net gain of approximately $0.2 million, net of minority interests. The Company previously recorded an impairment charge of approximately $13.9 million, net of minority interest, during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Company's credit facility. This property was wholly-owned.

         On March 31, 2004, the Company sold its last remaining behavioral healthcare property. The sale generated net proceeds of approximately $2.0 million and a net loss of approximately $0.3 million, net of minority interests.

         On April 13, 2004, the Company completed the sale of the Liberty Plaza Office Property in Dallas, Texas. The sale generated net proceeds of approximately $10.8 million and a net loss of approximately $0.2 million, net of minority interests. The Company previously recorded an impairment charge of approximately $3.6 million, net of minority interest, during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Company's credit facility. This property was wholly-owned.

                              RESULTS OF OPERATIONS

         The following table shows the Company's variance in dollars between the three months ended March 31, 2004 and 2003.

                                                                   TOTAL VARIANCE IN
                                                                    DOLLARS BETWEEN
                                                                    THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                                   -----------------
                                                                    (in millions)
                                                                    2004 AND 2003
                                                                   -----------------
REVENUE:

  Office Property                                                       $   2.7
  Resort/Hotel Property                                                    (2.3)
  Residential Development Property                                          4.0
                                                                        -------
     TOTAL PROPERTY REVENUE                                                 4.4
                                                                        -------

EXPENSE:
  Office Property real estate taxes                                         0.0
  Office Property operating expenses                                        1.3
  Resort/Hotel Property expense                                            (0.4)
  Residential Development Property expense                                 (0.9)
                                                                        -------
     TOTAL PROPERTY EXPENSE                                                 0.0
                                                                        -------
INCOME FROM PROPERTY OPERATIONS                                             4.4
                                                                        -------

OTHER INCOME (EXPENSE):
  Gain on joint venture of properties, net                                 (0.1)
  Interest and other income                                                 1.3
  Corporate general and administrative                                     (0.9)
  Interest expense                                                         (1.8)
  Amortization of deferred financing costs                                 (1.3)
  Extinguishment of debt                                                   (1.9)
  Depreciation and amortization                                            (4.4)
  Impairment charges related to real estate assets                          1.2
  Other expenses                                                            0.1
  Equity in net income (loss) of unconsolidated companies:
     Office Properties                                                     (0.5)
     Resort/Hotel Properties                                               (1.0)
     Residential Development Properties                                    (0.9)
     Temperature-Controlled Logistics Properties                           (2.4)
     Other                                                                  1.0
                                                                        -------
     TOTAL OTHER INCOME (EXPENSE)                                         (11.6)
                                                                        -------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS         (7.2)
 AND INCOME TAXES

  Minority interests                                                        0.3
  Income tax benefit                                                       (1.0)
                                                                        -------

INCOME BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A           (7.9)
 CHANGE IN ACCOUNTING PRINCIPLE

  Income (loss) from discontinued operations, net of minority
     interests                                                             (1.5)
  Impairment charges related to real estate assets from
     discontinued operations, net of minority interests                    11.4
  Loss (gain) on real estate from discontinued operations, net of
     minority interests                                                     0.2
  Cumulative effect of a change in accounting principle                    (0.3)
                                                                        -------

NET INCOME (LOSS)                                                           1.9

  Series A Preferred Share distributions                                   (1.2)
  Series B Preferred Share distributions                                     --
                                                                        -------

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS                      $   0.7
                                                                        =======

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 TO THE THREE MONTHS ENDED MARCH 31, 2003

PROPERTY REVENUES

         Total property revenues increased $4.4 million, or 1.9%, to $232.5 million for the three months ended March 31, 2004, as compared to $228.1 million for the three months ended March 31, 2003. The primary components of the increase in total property revenues are discussed below.

         o Office Property revenues increased $2.7 million, or 2.2%, to $123.5 million, primarily due to:

                  o an increase of $8.8 million from the acquisitions of The Colonnade in August 2003, the Hughes Center Properties in December 2003, January and February 2004, and Dupont Centre in March 2004;

                  o an increase of $1.0 million primarily resulting from third party management services and related direct expense reimbursements; partially offset by

                  o a decrease of $5.9 million from the 54 consolidated Office Properties (excluding 2003 and 2004 acquisitions and properties held for sale) that the Company owned or had an interest in, primarily due to a decrease in both rental revenue and operating expense recoveries resulting from a 0.2 point decline in same-store average occupancy (from 86.0% to 85.8%), base year rollover of significant tenants, and a decline in net parking revenues; and

                  o a decrease of $0.8 million in net lease termination fees.

         o Residential Development Property revenues increased $4.0 million, or 9.2%, to $47.7 million, primarily due to:

                  o an increase of $8.0 million primarily due to increased sales of 3 lots (from 13 to 16) and $0.2 million increased average sales price (from $0.7 million to $0.9 million) at DMDC;

                  o an increase of $1.6 million in restaurant and golf revenues at CRDI and DMDC; partially offset by

                  o a decrease of $5.3 million in CRDI revenues related to product mix in lots and units available for sale in 2004 versus 2003.

         o Resort/Hotel Property revenues decreased $2.3 million, or 3.6%, to $61.4 million, primarily due to:

                  o a decrease of $1.5 million from the Business Class Hotels related to a 13% decrease in revenue per available room (from $88 to $77), due primarily to an 8 percentage point decrease in occupancy (from 75% to 67%) and a 1% decrease in average daily rate (from $117 to $116); and

                  o a decrease of $0.5 million from the Business Class Hotels in revenues related to ancillary services, including parking and telephone revenue.

PROPERTY EXPENSES

         Total property expenses were $148.8 million for the three months ended March 31, 2004 and March 31, 2003. The primary components of the variances in property expenses are discussed below.

         o Office Property expenses increased $1.3 million, or 2.3%, to $58.9 million, primarily due to:

                  o an increase of $2.7 million from the acquisition of The Colonnade in August 2003, the Hughes Center Properties in December 2003, January and February 2004 and Dupont Centre in March 2004; and

                  o an increase of $0.2 million related to the cost of providing third party management services to joint venture properties, which is offset by increased third party fee income and direct expense reimbursements; partially offset by

                  o a decrease of $1.1 million from the 54 consolidated Office Properties (excluding 2003 and 2004 acquisitions and properties held for sale) that the company owned or had an interest in, primarily due to:

                           o $2.2 million decrease in building repairs and maintenance; and

                           o $1.0 million decrease in property taxes and insurance; partially offset by

                           o        $1.3 million increase in utilities expense;
                                    and

                           o $0.5 million increase in nonrecoverable leasing costs.

         o Residential Development Property expenses decreased $0.9 million, or 2.2%, to $40.6 million, primarily due to:

                  o a decrease of $6.1 million primarily due to a reduction in cost of sales related to product mix in lots and units available for sale in 2004 versus 2003 at Crescent Resort Development, Inc.; partially offset by

                  o an increase of $3.4 million in Desert Mountain Development Corporation cost of sales due to increased lot sales compared to 2003;

                  o an increase of $1.4 million in marketing expenses at certain Crescent Resort Development, Inc. projects; and

                  o an increase of $0.8 million in club operating expenses at Crescent Resort Development, Inc.

OTHER INCOME/EXPENSE

         Total other expenses increased $11.6 million, or 13.7%, to $96.0 million for the three months ended March 31, 2004, compared to $84.4 million for the three months ended March 31, 2003. The primary components of the increase in total other expenses are discussed below.

         OTHER INCOME

         Other income decreased $2.6 million, or 50.0%, to $2.6 million for the three months ended March 31, 2004, as compared to $5.2 million for the three months ended March 31, 2003. The primary components of the decrease in other income are discussed below.

         o Interest and other income increased $1.3 million primarily due to $0.8 million of interest on U.S. Treasury and government sponsored agency securities purchased in December 2003 and January 2004 related to debt defeasance and $0.2 million of dividends received on other marketable securities.

         o Equity in net income of unconsolidated companies decreased $3.8 million, or 105.6%, to a $0.2 million loss, primarily due to:

                  o a decrease of $2.4 million in Temperature-Controlled Logistics Properties equity in net income primarily due to a decrease in rental revenues net of deferred rent and an increase in interest expense primarily attributable to the $254.4 million financing with Morgan Stanley Mortgage Capital, Inc.;

                  o a decrease of $1.0 million in Resort/Hotel Properties equity in net income primarily due to net income recorded in 2003 for the Company's interest in the Ritz-Carlton Hotel Property which was sold in November 2003; and

                  o a decrease of $0.9 million in Residential Development Properties equity in net income primarily due to net income recorded in 2003 for the Company's interests in the entities through which the Company held its interests in The Woodlands, which were sold in December 2003.

         OTHER EXPENSES

         Other expenses increased $9.0 million, or 10.0%, to $98.6 million for the three months ended March 31, 2004, as compared to $89.6 million for the three months ended March 31, 2003. The primary components of the decrease in other expenses are discussed below.

         o Depreciation expense increased $4.4 million, or 12.0%, to $41.0 million, primarily due to:

                  o $3.2 million increase in Office Property depreciation expense, primarily attributable to:

                           o $2.6 million from the acquisitions of The Colonnade in August 2003 and the Hughes Center Properties in December 2003 and January and February 2004; and

                           o $0.6 million due to an increase in building improvements;

                  o $0.7 million increase in Resort/Hotel Property depreciation expense; and

                  o $0.4 million increase in Residential Development Property depreciation expense.

         o Extinguishment of debt increased $1.9 million due to the write off of deferred financing costs associated with reduction of the Fleet Fund I and II Term Loan funded by a portion of the proceeds from the $275 million secured loan with Bank of America and Deutsche Bank in January 2004.

         o Interest expense increased $1.8 million, or 4.2%, to $45.0 million due to an increase of approximately $401 million in the weighted average debt balance, partially offset by a 74 percentage point decrease in the weighted average interest rate (from 7.4% to 6.7%) primarily due to the refinancing and new financings of fixed rate debt at lower interest rates and the termination of $400 million in cash flow hedges, which were replaced with $400 million of cash flow hedges resulting in a 3.1 percentage point reduction in strike prices (from 6.6% to 3.5%).

         o Amortization of deferred financing costs increased $1.3 million, or 54.2%, to $3.7 million primarily due to the addition of $6.2 million in deferred financing costs related to debt restructuring and refinancing associated with the $275 million secured loan with Bank of America and Deutsche Bank in January 2004.

         o Corporate general and administrative expense increased $0.8 million, or 13.6%, to $6.9 million primarily due to salary merit increases, cost increases of employee benefits and restricted stock compensation recorded in 2004.

         o Impairment charges decreased $1.2 million primarily due to $1.2 million impairment of the North Dallas Athletic Club in the first quarter 2003.

DISCONTINUED OPERATIONS

         Loss from discontinued operations on assets sold and held for sale decreased $10.1 million, or 87.8%, to a loss of $1.4 million, primarily due to:

                  o a decrease of $12.7 million, net of minority interest, due to the impairment of the 1800 West Loop South Office Property in 2003; partially offset by

                  o an increase of $1.5 million, net of minority interest, due to the reduction of net income associated with properties held for sale in 2004 compared to 2003; and

                  o an increase of $1.3 million, net of minority interest, due to an aggregate $2.0 million impairment on three office properties in 2004 compared to a $0.7 million impairment on one behavioral healthcare property in 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                    FOR THE THREE
                                                     MONTHS ENDED
(in millions)                                       MARCH 31, 2004
----------------------------------------            --------------
Cash used in Operating Activities                     $    (0.6)
Cash used in Investing Activities                        (135.4)
Cash provided by Financing Activities                     122.4
                                                      ---------
Decrease in Cash and Cash Equivalents                 $   (13.6)
Cash and Cash Equivalents, Beginning of
Period                                                     78.1
                                                      ---------
Cash and Cash Equivalents, End of Period              $    64.5
                                                      =========

OPERATING ACTIVITIES

         The Company's cash used in operating activities of $0.6 million is attributable to Property operations.

INVESTING ACTIVITIES

         The Company's cash used in investing activities of $135.4 million is primarily attributable to:

                  o $167.9 million for investment in U.S. Treasuries and government sponsored agency securities in connection with the defeasance of LaSalle Note II;

                  o $146.1 million for the acquisition of investment properties, primarily due to the acquisition of Hughes Center and Dupont Centre Office Properties;

                  o $24.2 million for revenue and non-revenue enhancing tenant improvement and leasing costs for Office Properties;

                  o $10.3 million for property improvements for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

                  o $5.8 million for development of amenities at the Residential Development Properties;

                  o $2.4 million of additional investment in Temperature-Controlled Logistics Properties;

                  o $1.2 million for development of investment properties;

                  o $0.6 million of additional investment in unconsolidated Residential Development Properties; and

                  o $0.2 million resulting from a decrease in notes receivable.

                  The cash used in investing activities is partially offset by:

                  o $101.4 million decrease in restricted cash, due primarily to decreased escrow deposits for the purchase of the Hughes Center Office Properties in January and February 2004;

                  o $90.0 million from return of investment in Temperature-Controlled Logistics Properties due to the $254.4 million of additional financing at the Temperature-Controlled Logistics Corporation;

                  o $30.7 million of proceeds from property sales, primarily due to the sale of the 1800 West Loop South Office Property;

                  o $0.6 million from return of investment in unconsolidated Resort/Hotel Properties; and

                  o $0.3 million from return of investment in unconsolidated Office Properties.

FINANCING ACTIVITIES

         The Company's cash provided by financing activities of $122.4 million is primarily attributable to:

                  o $280.0 million of proceeds from other borrowings, primarily as a result of the new Bank of America Fund XII Term Loan;

                  o $141.5 million of proceeds from borrowings under the Company's credit facility;

                  o $71.0 million of net proceeds from issuance of Series A Preferred Shares;

                  o $15.9 million of proceeds from borrowings for construction costs for infrastructure development at the Residential Development Properties; and

                  o $0.2 million of net proceeds from the exercise of options.

                  The cash provided by financing activities is partially offset by:

                  o $211.5 million of payments under the Company's credit facility;

                  o $109.0 million of payments under other borrowings, due primarily to the pay down of the Fleet Fund I Term Loan;

                  o $43.9 million of distributions to common shareholders and unitholders;

                  o $8.0 million of distributions to preferred shareholders;

                  o $7.4 million of Residential Development Property note payments;

                  o        $4.3 million of debt financing costs; and

                  o $2.1 million of net capital distributions to joint venture partners.

LIQUIDITY REQUIREMENTS

DEBT FINANCING SUMMARY

         The following tables show summary information about the Company's debt, including its share of unconsolidated debt, as of March 31, 2004. Additional information about the significant terms of the Company's debt financing arrangements and its unconsolidated debt is contained in Note 8, "Notes Payable and Borrowings under Credit Facility" and Note 7, "Investments in Unconsolidated Companies," of Item 1, "Financial Statements."

                                                    SHARE OF
                                   TOTAL         UNCONSOLIDATED
(in thousands)                  COMPANY DEBT          DEBT             TOTAL
                                ------------     --------------      ----------
Fixed Rate Debt                  $1,769,619        $  319,799        $2,089,418
Variable Rate Debt                1,000,974           168,920         1,169,894
                                 ----------        ----------        ----------
Total Debt                       $2,770,593        $  488,719        $3,259,312
                                 ==========        ==========        ==========

         Listed below are the aggregate principal payments by year required as of March 31, 2004. Scheduled principal installments and amounts due at maturity are included.

                                                       UNSECURED
                                                          DEBT                             SHARE OF
                    SECURED          UNSECURED          LINE OF           TOTAL         UNCONSOLIDATED
(in thousands)       DEBT              DEBT             CREDIT         COMPANY DEBT          DEBT            TOTAL(1)
--------------    ----------        ----------        ----------       ------------     --------------      ----------
2004              $  274,484        $       --        $       --        $  274,484        $   74,602        $  349,086
2005                 274,103                --           169,000           443,103             8,544           451,647
2006                 487,263                --                --           487,263            25,311           512,574
2007                 109,932           250,000                --           359,932            48,180           408,112
2008                  47,321                --                --            47,321            44,604            91,925
Thereafter           783,490           375,000                --         1,158,490           287,478         1,445,968
                  ----------        ----------        ----------        ----------        ----------        ----------
                  $1,976,593        $  625,000        $  169,000        $2,770,593        $  488,719        $3,259,312
                  ==========        ==========        ==========        ==========        ==========        ==========

-------------------
(1) Excludes effect of extension options on Bank of America Fund XII Term Loan and Deutsche Bank-CMBS loan and expected early payment of LaSalle
         Note I, JP Morgan Mortgage Note, or the Nomura Funding VI Note.

OFF-BALANCE SHEET ARRANGEMENTS - GUARANTEE COMMITMENTS

         The FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requiring a guarantor to disclose its guarantees. The Company's guarantees in place as of March 31, 2004 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require the Company to provide additional collateral to support the guarantees. The Company has not recorded a liability associated with these guarantees as they were entered into prior to the adoption of FIN 45.


                                                                       GUARANTEED AMOUNT
                                                                          OUTSTANDING               MAXIMUM
DEBTOR                                                                 AT MARCH 31, 2004       GUARANTEED AMOUNT
---------------------------------------------------------------        -----------------       -----------------
                                                                                   (in thousands)
CRDI - Eagle Ranch Metropolitan District - Letter of Credit (1)            $    7,583            $    7,583
Blue River Land Company, L.L.C.(2) (3)                                          3,300                 6,300
Main Street Partners, L.P. - Letter of Credit (2) (4)                           4,250                 4,250
                                                                           ----------            ----------
Total Guarantees                                                           $   15,133            $   18,133
                                                                           ==========            ==========

-------------------
(1) The Company provides a $7.6 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2) See Note 7, "Investments in Unconsolidated Companies," for a description of the terms of this debt.

(3) A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides a guarantee of 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $4.7 million outstanding at March 31, 2004 and the amount guaranteed was $3.3 million.

(4) The Company and its joint venture partner each provide a $4.3 million letter of credit to guarantee repayment of up to $8.5 million of the loan to Main Street Partners, L.P.

CAPITAL EXPENDITURES

         As of March 31, 2004, the Company had unfunded capital expenditures of approximately $44.2 million relating to capital investments that are not in the ordinary course of operations of the Company's business segments. The table below specifies the Company's requirements for capital expenditures and its amounts funded as of March 31, 2004, and amounts remaining to be funded (future fundings classified between short-term and long-term capital requirements):

                                                                                                      CAPITAL EXPENDITURES
                                                                                                 -----------------------------
                                                  TOTAL           AMOUNT           AMOUNT        SHORT-TERM
                                                 PROJECT        FUNDED AS OF      REMAINING       (NEXT 12       LONG-TERM
(in millions)      PROJECT                       COST (1)      MARCH 31, 2004      TO FUND       MONTHS) (2)  (12+ MONTHS) (2)
-----------------------------------------        --------      --------------     ---------      -----------  ----------------
OFFICE SEGMENT
   Acquired Properties (3)                       $    2.8        $   (2.5)        $    0.3        $    0.3        $     --
   Houston Center Shops Redevelopment (4)            11.6            (8.5)             3.1             3.1              --

RESIDENTIAL DEVELOPMENT SEGMENT
   Tahoe Mountain Club(5)                            47.5           (33.4)            14.1            14.1              --

RESORT/HOTEL SEGMENT
   Canyon Ranch - Tucson Land                                                                                           --
        Construction Loan (6)                         2.4            (0.7)             1.7             1.2             0.5
   Sonoma Mission Inn - Rooms Remodel                11.7            (9.5)             2.2             2.2              --

OTHER
   SunTx (7)                                         19.0           (11.7)             7.3             4.0             3.3
   Crescent Spinco (8)                               15.5              --             15.5            15.5              --
                                                 --------        --------         --------        --------        --------
TOTAL                                            $  110.5        $  (66.3)        $   44.2        $   40.4        $    3.8
                                                 ========        ========         ========        ========        ========

------------------
         (1)      All amounts are approximate.

         (2) Reflects the Company's estimate of the breakdown between short-term and long-term capital expenditures.

         (3) The capital expenditures reflect the Company's ownership percentage of 30% for Five Post Oak Park Office Property.

         (4)      Located within the Houston Center Office Property complex.

         (5) As of March 31, 2004, the Company had invested $33.4 million in Tahoe Mountain Club, which includes the acquisition of land and development of a golf course and retail amenities. During 2004, the Company is developing a swim and fitness facility, clubhouse, and completing the golf course.

         (6) The Company has a $2.4 million construction loan with the purchaser of the land, which will be secured by 9 developed lots and a $0.4 million letter of credit.

         (7) This commitment is related to the Company's investment in a private equity fund and its general partner. The commitment is based on cash contributions and distributions and does not consider equity gains or losses.

         (8) The Company expects to form and capitalize Crescent Spinco, which will be a separate entity to be owned by the Company's shareholders and unitholders, and to cause the new entity to commit to acquire COPI's entire membership interest in AmeriCold Logistics.

         The Company has also entered into agreements with Ritz-Carlton Hotel Company, L.L.C. to develop the first Ritz-Carlton hotel and condominium project in Dallas, Texas with development to commence upon reaching an acceptable level of pre-sales for the residences. The development plans include a Ritz-Carlton with approximately 216 hotel rooms and 70 residences. Construction on the development is anticipated to begin in the first quarter of 2005.

LIQUIDITY OUTLOOK

         The Company expects to fund its short-term capital requirements of approximately $40.4 million through a combination of net cash flow from operations and borrowings under the Company's credit facility or additional debt facilities. As of March 31, 2004, the Company had maturing debt obligations of $285.1 million through March 31, 2005. The Company plans to meet these maturing obligations through electing the extension option on the Deutsche Bank-CMBS loan and cash flow from operations of the Residential Development Properties.

         The Company expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, principal and interest payment requirements, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (such as property improvements, tenant improvements and leasing costs), distributions to shareholders and unitholders, and unfunded expenses related to the COPI bankruptcy, primarily through cash flow provided by operating activities. The Company expects to fund the remainder of these short-term liquidity requirements with borrowings under the Company's credit facility, return of capital from Residential Development Properties, proceeds from the sale of non-core investments or the joint venture of Properties, and borrowings under additional debt facilities.

         The Company's long-term liquidity requirements as of March 31, 2004, consist primarily of debt maturities after March 31, 2005, which totaled approximately $2.5 billion. The Company also has $3.8 million of long-term capital expenditure requirements. The Company expects to meet these long-term liquidity requirements primarily through refinancing maturing debt with long-term secured and unsecured debt and through other debt and equity financing alternatives as well as cash proceeds received from the sale or joint venture of Properties.

         Debt and equity financing alternatives currently available to the Company to satisfy its liquidity requirements and commitments for material capital expenditures include:

         o Additional proceeds from the Company's Credit Facility under which the Company had up to $223.4 million of borrowing capacity available as of March 31, 2004;

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

                  The following factors could limit the Company's ability to utilize these financing alternatives:

         o The reduction in the operating results of the Properties supporting the Company's Credit Facility to a level that would reduce the availability of funds under the Credit Facility;

         o A reduction in the operating results of the Properties could limit the Company's ability to refinance existing secured and unsecured debt, or extend maturity dates or could result in an uncured or unwaived event of default;

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

         The Company's portion of unconsolidated debt maturing through March 31, 2005 is $76.6 million. The Company's portion of unconsolidated debt maturing after March 31, 2005 is $412.1 million. Unconsolidated debt is the liability of the unconsolidated entity, is typically secured by that entity's property, and is non-recourse to the Company except where a guarantee exists.

                            EQUITY AND DEBT FINANCING

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

         Net proceeds to the Company from the January 2004 Series A Preferred Offering were approximately $71.0 million after underwriting discounts, offering costs and dividends accrued on the shares up to the issuance date. The Company used the net proceeds to pay down the Company's credit facility.

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Company's primary debt financing arrangements existing as of March 31, 2004, are shown below:

                                                                         BALANCE       INTEREST
                                                                       OUTSTANDING      RATE AT
                                                         MAXIMUM       AT MARCH 31,     MARCH 31,   MATURITY
               DESCRIPTION (1)                          BORROWINGS         2004           2004        DATE
-----------------------------------------------        -----------    -------------   ------------  ----------
SECURED FIXED RATE DEBT:                             (dollars in thousands)
   AEGON Partnership Note (Greenway Plaza)             $  258,765     $  258,765         7.53%      July 2009
   LaSalle Note I (Fund I)                                234,232        234,232         7.83       August 2027
   JP Morgan Mortgage Note (Houston Center)               190,205        190,205         8.31       October 2016
   LaSalle Note II (Fund II Defeasance) (2)               159,037        159,037         7.79       March 2006
   Cigna Note (707 17th Street/Denver Marriot)             70,000         70,000         5.22       June 2010
   Mass Mutual Note (3800 Hughes) (3)                      38,700         38,700         7.75       August 2006
   Bank of America Note (Colonnade)                        38,000         38,000         5.53       May 2013
   Metropolitan Life Note V (Datran Center)                37,344         37,344         8.49       December 2005
   Allstate Note (3993 Hughes) (3)                         26,058         26,058         6.65       September 2010
   Northwestern Life Note (301 Congress)                   26,000         26,000         4.94       November 2008
   Metropolitan Life Note VI (3960 Hughes)(3)              24,629         24,629         7.71       October 2009
   Northwestern Life II (3980 Hughes)(3)                   10,595         10,595         7.40       July 2007
   Woodmen of the World Note (Avallon IV)                   8,500          8,500         8.20       April 2009
   Nomura Funding VI Note (Canyon Ranch - Lenox)            7,806          7,806        10.07       July 2020
   Construction, Acquisition and other obligations
      for various CRDI and Mira Vista projects             14,748         14,748   2.90 to 10.50    July 04 to Feb 09
                                                       ----------     ----------   -------------
         Subtotal/Weighted Average                     $1,144,619     $1,144,619         7.51%
                                                       ----------     ----------   -------------

UNSECURED FIXED RATE DEBT:
   The 2009 Notes                                      $  375,000     $  375,000         9.25%      April 2009
   The 2007 Notes                                         250,000        250,000         7.50       September 2007
                                                       ----------     ----------   -------------
         Subtotal/Weighted Average                     $  625,000     $  625,000         8.55%
                                                       ----------     ----------   -------------

SECURED VARIABLE RATE DEBT:
   Bank of America Fund XII Term Loan
      (Fund XII) (4)                                   $  275,000     $  275,000         3.35%      January 2006
   Deutsche Bank-CMBS Loan (Fund                          220,000        220,000         5.84       May 2004
      X/Spectrum) (5)
   Fleet Fund I Term Loan (Fund I)                        160,000        160,000         4.63       May 2005
   Fleet Term Loan (Distributions from
      Fund III, IV and V)                                  75,000         75,000         5.59       February 2007
   National Bank of Arizona (Desert Mountain)              41,094         36,668    4.00 to 5.00    Nov 04 to Dec 05
   FHI Finance Loan (Sonoma Mission Inn)                   10,000          7,993         5.60       September 2009
   The Rouse Company (Hughes Center
     undeveloped land)                                      7,500          7,500         5.00       December 2005
   Wells Fargo Bank (3770 Hughes)                           4,774          4,774         3.13       June 2004
   Construction, Acquisition and other
      obligations for various CRDI and
      Mira Vista projects                                 100,069         45,039    3.85 to 4.50    July 04 to Sep 08
                                                       ----------     ----------   -------------
             Subtotal/Weighted Average                 $  893,437     $  831,974         4.46%
                                                       ----------     ----------   -------------

UNSECURED VARIABLE RATE DEBT:
     Credit Facility                                   $  400,000     $  169,000 (6)     3.38%      May 2005
                                                       ----------     ----------   -------------
             Subtotal/Weighted Average                 $  400,000     $  169,000         3.38%
                                                       ----------     ----------   -------------

             TOTAL/WEIGHTED AVERAGE                    $3,063,056     $2,770,593         6.61%(7)
                                                       ==========     ==========   =============

AVERAGE REMAINING TERM                                                                              4.9 years

-----------------
(1) For more information regarding the terms of the Company's debt financing arrangements, including properties securing the Company's secured debt and the method of calculation of the interest rate for the Company's variable rate debt, see Note 8, "Notes Payable and Borrowings under the Credit Facility," included in Item 1, "Financial Statements."

(2) In December 2003, the Company defeased approximately $8.7 million of this loan to release one of the Funding II Properties securing the loan by purchasing $9.6 million in U.S. Treasuries and government sponsored agency securities to substitute as collateral. On January 15, 2004, the Company defeased approximately $150.7 million to release the remainder of the Funding II properties by purchasing $170.0 million in U.S. Treasuries and government sponsored agency securities. The earnings and principal maturity from these investments will pay the principal and interest associated with the LaSalle Note II.

(3) Includes a portion of total premiums of $8.5 million reflecting market value of debt acquired with purchase of Hughes Center portfolio.

(4)      This loan has one one-year extension option.

(5) On April 9, 2004, the Company elected the extension option on this facility to extend the maturity to May 2005. The facility has one remaining extension option.

(6) The outstanding balance excludes letters of credit issued under the credit facility of $7.6 million.

(7) The overall weighted average interest rate does not include the effect of the Company's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 6.70%.

         The Company is generally obligated by its debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. The financial covenants to which the Company is subject include, among others, leverage ratios, debt service coverage ratios and limitations on total indebtedness. The affirmative covenants to which the Company is subject under its debt agreements include, among others, provisions requiring the Company to comply with all laws relating to operation of any Properties securing the debt, maintain those Properties in good repair and working order, maintain adequate insurance and provide timely financial information. The negative covenants under the Company's debt agreements generally restrict the Company's ability to transfer or pledge assets or incur additional debt at a subsidiary level, limit the Company's ability to engage in transactions with affiliates and place conditions on the Company's or a subsidiary's ability to make distributions.

         Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under the Company's loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for the Company's secured debt, foreclosure on the Property securing the debt, and could cause the credit facility to become unavailable to the Company. In addition, an event of default by the Company or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the Credit Facility, 2007 bonds, 2009 bonds, Bank of America Fund XII Term Loan, the Fleet Fund I Term Loan and the Fleet Term Loan after the notice and cure periods for the other indebtedness have passed. As a result, any uncured or unwaived event of default could have an adverse effect on the Company's business, financial condition, or liquidity.

         The Company's debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the three months ended March 31, 2004, there were no circumstances that required prepayment penalties or increased collateral related to the Company's existing debt.

DEFEASANCE OF LASALLE NOTE II

         In January 2004, the Company released the remaining properties in Funding II by reducing the Fleet Fund I and II Term Loan by $104.2 million and purchasing an additional $170.0 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 1.76%. The Company placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the remainder of the LaSalle
Note II. The cash flow from the securities is structured to match the cash flow (principal and interest payments) required under the LaSalle Note II. The retirement of the Fleet loan and the purchase of the defeasance securities were funded through the $275 million Bank of America Fund XII Term Loan. The collateral for the Bank of America loan is 10 of the 11 properties previously in the Funding II collateral pool, which are now held in Funding XII. The Bank of America loan is structured to allow the Company the flexibility to sell, joint venture or long-term finance these 10 assets over the next 36 months. The final Funding II property, Liberty Plaza, was moved to the Operating Partnership and subsequently sold in April 2004.

ADDITIONAL DEBT FINANCING

         In April 2004, the Company entered into an agreement with Metropolitan Life Insurance Company for a $35.5 million loan secured by the Dupont Centre Office Property. The loan bears interest at a fixed rate of 4.31% with interest only payments until the loan matures in April 2011.

UNCONSOLIDATED DEBT ARRANGEMENTS

         As of March 31, 2004, the total debt of the unconsolidated joint ventures and equity investments in which the Company has ownership interests was $1.3 billion, of which the Company's share was $488.7 million. The Company had guaranteed $4.3 million of this debt as of March 31, 2004. Additional information relating to the Company's unconsolidated debt financing arrangements is contained in Note 7, "Investments in Unconsolidated Companies," of Item 1, "Financial Statements."

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. As of March 31, 2004, the Company had four cash flow hedge agreements which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

         The following table shows information regarding the Company's cash flow hedge agreements during the three months ended March 31, 2004, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").

                                                                                                       CHANGE IN
                  NOTIONAL       MATURITY    REFERENCE       FAIR MARKET         ADDITIONAL         UNREALIZED GAINS
EFFECTIVE DATE     AMOUNT          DATE        RATE             VALUE         INTEREST EXPENSE      (LOSSES) IN OCI
--------------    --------       --------    ---------      ------------      ----------------      ----------------
(in thousands)
--------------
   4/18/00        $100,000       4/18/04       6.76%        $       (268)       $    1,429             $     1,427
   2/15/03         100,000       2/15/06       3.26%              (2,840)              543                    (495)
   2/15/03         100,000       2/15/06       3.25%              (2,836)              543                    (495)
   9/02/03         200,000       9/01/06       3.72%              (8,155)            1,322                  (1,558)
                                                            ------------        ----------             -----------
                                                            $    (14,099)       $    3,837             $    (1,121)
                                                            ============        ==========             ===========

         In addition, two of the Company's unconsolidated companies have cash flow hedge agreements of which the Company's portion of change in unrealized gains reflected in OCI was approximately $0.1 million for the three months ended March 31, 2004.

INTEREST RATE CAP

         In March 2004, in connection with the Bank of America Fund XII Term Loan, the Company entered into a LIBOR interest rate cap struck at 6.00% for a notional amount of approximately $206.3 million through August 31, 2004, $137.5 million from September 1, 2004 through February 28, 2005, and $68.8 million from March 1, 2005 through March 1, 2006. Simultaneously, the Company sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charged to earnings as the changes occur. As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments are expected to offset each other.

                           UNCONSOLIDATED INVESTMENTS

INVESTMENTS IN UNCONSOLIDATED COMPANIES

         The following is a summary of the Company's ownership in significant unconsolidated joint ventures and investments as of March 31, 2004.

                                                                                                  COMPANY'S OWNERSHIP
                        ENTITY                                     CLASSIFICATION                 AS OF MARCH 31, 2004
-------------------------------------------------------  ------------------------------------   -------------------------
Main Street Partners, L.P.                               Office (Bank One Center-Dallas)                 50.0% (1)
Crescent Miami Center, L.L.C.                            Office (Miami Center - Miami)                   40.0% (2)
Crescent Five Post Oak Park L.P.                         Office (Five Post Oak - Houston)                30.0% (3)
Crescent One BriarLake Plaza, L.P.                       Office (BriarLake Plaza - Houston)              30.0% (4)
Crescent 5 Houston Center, L.P.                          Office (5 Houston Center-Houston)               25.0% (5)
Austin PT BK One Tower Office Limited Partnership        Office (Bank One Tower-Austin)                  20.0% (6)
Houston PT Three Westlake Office Limited Partnership     Office (Three Westlake Park - Houston)          20.0% (6)
Houston PT Four Westlake Office Limited Partnership      Office (Four Westlake Park-Houston)             20.0% (6)
Vornado Crescent Carthage and KC Quarry, L.L.C.          Temperature-Controlled Logistics                56.0% (7)
Vornado Crescent Portland Partnership                    Temperature-Controlled Logistics                40.0% (8)
Blue River Land Company, L.L.C.                          Other                                           50.0% (9)
Canyon Ranch Las Vegas, L.L.C.                           Other                                           50.0% (10)
EW Deer Valley, L.L.C.                                   Other                                           41.7% (11)
CR License, L.L.C.                                       Other                                           30.0% (12)
CR License II, L.L.C.                                    Other                                           30.0% (13)
SunTx Fulcrum Fund, L.P.                                 Other                                           23.5% (14)
SunTx Capital Partners, L.P.                             Other                                           14.4% (15)
G2 Opportunity Fund, L.P. ("G2")                         Other                                           12.5% (16)

---------------------

         (1) The remaining 50% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

         (2) The remaining 60% interest in Crescent Miami Center, L.L.C. is owned by an affiliate of a fund managed by JP Morgan Fleming Asset Management, Inc.

         (3) The remaining 70% interest in Crescent Five Post Oak Park, L.P. is owned by an affiliate of General Electric Pension Fund Trust.

         (4) The remaining 70% interest in Crescent One BriarLake Plaza, L.P. is owned by affiliates of JP Morgan Fleming Asset Management, Inc.

         (5) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JP Morgan Fleming Asset Management, Inc.

         (6) The remaining 80% interest in each of Austin PT BK One Tower Office Limited Partnership, Houston PT Three Westlake Office Limited Partnership and Houston PT Four Westlake Office Limited Partnership is owned by an affiliate of General Electric Pension Fund Trust.

         (7) The remaining 44% in Vornado Crescent Carthage and KC Quarry, L.L.C. is owned by Vornado Realty Trust, L.P.

         (8) The remaining 60% interest in Vornado Crescent Portland Partnership is owned by Vornado Realty Trust, L.P.

         (9) The remaining 50% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to the Company.

         (10) Of the remaining 50% interest in Canyon Ranch Las Vegas, L.L.C., 35% is owned by an affiliate of the management company of two of the Company's Resort/Hotel Properties and 15% is owned by the Company through its investments in CR License II, L.L.C.

         (11) The remaining 58.3% interest in EW Deer Valley, L.L.C. is owned by parties unrelated to the Company. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C.

         (12) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Company's Resort/Hotel Properties.

         (13) The remaining 70% interest in CR License II, L.L.C. is owned by an affiliate of the management company of two of the Company's ResortHotel Properties.

         (14) SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. Of the remaining 76.5% of SunTx Fulcrum Fund, 37.1% is owned by SunTx Capital Partners, L.P. and the remaining 39.4% is owned by a group of individuals unrelated to the Company.

         (15) The remaining 85.6% interest in SunTx Capital Partners, L.P. is owned by parties unrelated to the Company.

         (16) G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest in G2 is owned by Goff-Moore Strategic Partners, L.P. ("GMSPLP") and by parties unrelated to the Company. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation ("GMACCM"). The ownership structure of GMSLP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of the Board of Trust Managers of the Company, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of the Company's Board of Trust Managers and Chief Executive Officer of the Company. The remaining approximately 2% general partnership interest is owned by unrelated parties.

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of Crescent Operating, Inc. ("COPI"), as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. On March 2, 2004, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics amended the leases to further extend the deferred rent period to December 31, 2005, from December 31, 2004. The parties previously extended the deferred rent period to December 31, 2004 from December 31, 2003, on March 7, 2003.

         Under terms of the leases, AmeriCold Logistics elected to defer $10.8 million of the total $38.9 million of rent payable for the three months ended March 31, 2004. The Company's share of the deferred rent was $4.3 million. The Company recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $4.3 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the three months ended March 31, 2004. As of March 31, 2004, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $93.2 million and $85.1 million, respectively, of which the Company's portions were $37.3 million and $34.0 million, respectively.

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

ADOPTION OF NEW ACCOUNTING STANDARDS

         FASB INTERPRETATION 46. On January 15, 2003, the FASB approved the issuance of Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), as amended, an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Under FIN 46, consolidation requirements are effective immediately for new Variable Interest Entities ("VIEs") created after January 31, 2003. The consolidation requirements apply to existing VIEs for financial periods ending after March 15, 2004, except for Special Purpose Entities which had to be consolidated by December 31, 2003. VIEs are generally a legal structure used for business enterprises that either do not have equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of the new guidance is to improve reporting by addressing when a company should include in its financial statements the assets, liabilities and activities of other entities such as VIEs. FIN 46 requires VIEs to be consolidated by a company if the company is subject to a majority of the expected losses of the VIE's activities or entitled to receive a majority of the entity's expected residual returns or both.

         The adoption of FIN 46 did not have a material impact on the Company's financial condition or results of operations. Due to the adoption of this Interpretation and management's assumptions in application of the guidelines stated in the Interpretation, the Company has consolidated GDW LLC, a subsidiary of DMDC, as of December 31, 2003 and Elijah Fulcrum Fund Partners, L.P. as of January 1, 2004. Elijah is a limited partnership whose purpose is to invest in the SunTX Fulcrum Fund, L.P. SunTX Fulcrum Fund, L.P.'s objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. While it was determined that one of the Company's unconsolidated joint ventures, Main Street Partners, L.P., and its investments in the Canyon Ranch Entities are VIEs under FIN 46, the Company is not the primary beneficiary and is not required to consolidate these entities under other GAAP. The Company's maximum exposure to loss is limited to its equity investment of approximately $53.3 million in Main Street Partners, L.P. and $5.1 million in the Canyon Ranch Entities at March 31, 2004.

         Further, in connection with the Hughes Center acquisition, the Company entered into an exchange agreement with a third party intermediary for six of the Office Properties and the nine retail parcels. This agreement is for a maximum term of 180 days and allows the Company to pursue favorable tax treatment on other properties sold by the Company within this period. During the 180-day period, which will end on June 28, 2004, the third party intermediary is the legal owner of the properties, although the Company controls the properties, retains all of the economic benefits and risks associated with these properties and indemnifies the third party intermediary and, therefore, the Company is fully consolidating these properties. On the expiration of the 180-day period, the Company will take legal ownership of the properties.

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

         The Company calculates FFO - diluted in the same manner, except that Net Income (Loss) is replaced by Net Income (Loss) Available to Common Shareholders and the Company includes the effect of operating partnership unithholder minority interests.

         The National Association of Real Estate Investment Trusts ("NAREIT") developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO - diluted and FFO appropriate measures of performance for its investment segments. However, FFO - diluted and FFO should not be considered an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance.

         The aggregate cash distributions paid to common shareholders and unitholders for the three months ended March 31, 2004 and 2003 were each $43.9 million. The Company reported FFO before impairments charges related to real estate assets - diluted of $27.5 million and $41.4 million, for the three months ended March 31, 2004 and 2003, respectively. The Company reported FFO after impairments charges related to real estate assets - diluted of $25.2 million and $24.4 million, for the three months ended March 31, 2004 and 2003, respectively.


         An increase or decrease in FFO - diluted does not necessarily result in an increase or decrease in aggregate distributions because the Company's Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary for the Company to maintain REIT status. However, the Company must distribute 90% of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO - diluted will generally require an increase in distributions to shareholders and unitholders although not necessarily on a proportionate basis.

         Accordingly, the Company believes that to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO - diluted should be considered in conjunction with the Company's net income and cash flows reported in the consolidated financial statements and notes to the financial statements. However, the Company's measure of FFO - diluted may not be comparable to similarly titled measures of other REITs because these REITs may apply the definition of FFO in a different manner than the Company.

                CONSOLIDATED STATEMENTS OF FUNDS FROM OPERATIONS
                                 (in thousands)

                                                                   FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     2004              2003
                                                                   ---------         ---------
Net loss                                                           $ (10,827)        $ (12,755)
Adjustments to reconcile net loss to
     funds from operations before impairment charges
     related to real estate assets - diluted:
Depreciation and amortization of real estate assets                   38,041            36,301
Loss on property sales, net                                               56               226
Impairment charges related to real estate assets and assets
    held for sale                                                      2,351            17,028
Adjustment for investments in unconsolidated companies:
     Office Properties                                                 2,408             2,822
     Resort/Hotel Properties                                              --               394
     Residential Development Properties                                 (577)              739
     Temperature-Controlled Logistics Properties                       5,795             5,510
     Other                                                                --                22
Unitholder minority interest                                          (1,938)           (2,295)
Series A Preferred Share distributions                                (5,751)           (4,556)
Series B Preferred Share distributions                                (2,019)           (2,019)
                                                                   ---------         ---------
Funds from operations before impairment charges
     related to real estate assets - diluted(1)                    $  27,539         $  41,417
Impairment charges related to real estate assets                      (2,351)          (17,028)
                                                                   ---------         ---------
Funds from operations after impairment charges related
     to real estate assets - diluted(1)                            $  25,188         $  24,389
                                                                   =========         =========

Investment Segments:
     Office Properties                                             $  67,972         $  71,935
     Resort/Hotel Properties                                          13,030            15,631
     Residential Development Properties                                6,174             5,288
     Temperature-Controlled Logistics Properties                       4,894             7,017
Other:
     Corporate general and administrative                             (6,917)           (6,090)
     Interest expense                                                (45,008)          (43,233)
     Series A Preferred Share distributions                           (5,751)           (4,556)
     Series B Preferred Share distributions                           (2,019)           (2,019)
     Other(2)                                                         (4,836)           (2,556)
                                                                   ---------         ---------
Funds from operations before impairment charges related
     to real estate assets - diluted(1)                            $  27,539         $  41,417
Impairment charges related to real estate assets                      (2,351)          (17,028)
                                                                   ---------         ---------
Funds from operations after impairment charges related
     to real estate assets - diluted(1)                            $  25,188         $  24,389
                                                                   =========         =========

Basic weighted average shares                                         98,993            99,218
Diluted weighted average shares and units(3)                         117,280           116,974

-----------------
(1) To calculate basic funds from operations available to common shareholders, deduct unitholder minority interest.

(2) Includes interest and other income, income/loss from other unconsolidated companies, other expenses, depreciation and amortization of non-real estate assets and amortization of deferred financing costs.

(3) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Company's basic weighted average shares to the diluted weighted average shares/units presented above:

                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                   ------------------------
(shares/units in thousands)                          2004             2003
                                                   -------          -------
Basic weighted average shares:                      98,993           99,218
Add: Weighted average units                         17,733           17,752
     Share and unit options                            554                4
                                                   -------          -------
Diluted weighted average shares and units          117,280          116,974
                                                   =======          =======

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Company's market risk occurred from December 31, 2003 through March 31, 2004. Information regarding the Company's market risk at December 31, 2003 is contained in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

         During the three months ended March 31, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2004, the Company issued an aggregate of 18,072 common shares to holders of Operating Partnership units in exchange for 9,036 units. The issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company has registered the resale of such common shares under the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The exhibits required by this item are set forth on the Exhibit Index attached hereto.

(b)      Reports on Form 8-K

         Form 8-K dated December 31, 2003, and filed January 8, 2004 for the purpose of reporting, under Item 2 - Acquisition or Disposition of Assets, the Company's disposition of its interests in the Woodlands, Texas and including unaudited pro forma consolidated financial statements of the Company.

         Form 8-K dated January 6, 2004, and filed January 8, 2004 under Item 5
- Other Events, for the purpose of updating, in accordance with the requirements of SFAS No. 144, the Company's audited consolidated financial statements and related disclosures, as previously filed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         Form 8-K dated January 9, 2004, and filed January 9, 2004 under Item 5
- Other Events, for the purpose of updating, in accordance with the requirements of SFAS No. 144, the Company's unaudited consolidated financial statements and related disclosures, as previously filed in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

         Form 8-K dated January 9, 2004, and filed January 9, 2004 for the purpose of (i) reporting under Item 5 - Other Events, that the Company had entered into an underwriting agreement pursuant to which the underwriter agreed to purchase 3,400,000 of the Company's 6 -3/4% Series A Convertible Cumulative Preferred Shares, $.01 par value per share (the "Series A Preferred Shares") and
(ii) filing under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, certain exhibits relating to the offering of the Series A Preferred Shares.

         Form 8-K dated March 10, 2004, and filed March 17, 2004 under Item 5 - Other Events, for the purpose of disclosing certain risk factors that may be relevant to the Company's forward looking statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CRESCENT REAL ESTATE EQUITIES COMPANY
                                                   (Registrant)


                                       By    /s/ John C. Goff
                                             -----------------------------------
                                             John C. Goff
         Date: May 6, 2004                   Vice-Chairman of the Board and
                                             Chief Executive Officer



                                       By    /s/ Jerry R. Crenshaw, Jr.
                                             -----------------------------------
                                             Jerry R. Crenshaw, Jr.
                                             Executive Vice President and Chief
                                             Financial Officer
         Date: May 6, 2004                   (Principal Financial and Accounting
                                             Officer)

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

4.05           Statements of Designation of 6-3/4% Series A Convertible
               Cumulative Preferred Shares of Crescent Real Estate Equities
               Company dated January 14, 2004 (filed as Exhibit No. 4.1 to the
               Registrant's Current Report on Form 8-K filed January 15, 2004
               (the "January 2004 8-K") and incorporated herein by reference)

4.06           Form of Global Certificate of 6-3/4 Series A Convertible
               Cumulative Preferred Shares of Crescent Real Estate Equities
               Company (filed as Exhibit No. 4.2 to the January 2004 8-K and incorporated herein by reference)

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