Form 10-Q
period 2004-06-30
CRESCENT REAL ESTATE EQUITIES CO
filed 2004-08-09
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED June 30, 2004
                           COMMISSION FILE NO. 1-13038


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

                         YES   X               NO
                             -----                -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                         YES   X               NO
                             -----                -----

Number of shares outstanding of each of the registrant's classes of preferred and common shares, as of July 30, 2004.

Series A Convertible Cumulative Preferred Shares, par value $0.01 per share:          14,200,000
Series B Cumulative Redeemable Preferred Shares, par value $0.01 per share:            3,400,000
Common Shares, par value $0.01 per share:                                             99,394,943

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I:    FINANCIAL INFORMATION                                                                       PAGE
Item 1.    Financial Statements

           Consolidated Balance Sheets at June 30, 2004 (unaudited) and December 31, 2003
           (unaudited)...........................................................................        3

           Consolidated Statements of Operations for the three and six months ended
           June 30, 2004 and 2003 (unaudited)....................................................        4

           Consolidated Statement of Shareholders' Equity for the six months ended
           June 30, 2004 (unaudited).............................................................        5

           Consolidated Statements of Cash Flows for the six months ended June 30, 2004
           and 2003 (unaudited)..................................................................        6

           Notes to Consolidated Financial Statements............................................        7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................       35

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................       64

Item 4.    Controls and Procedures...............................................................       64

PART II:   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.............................................       65

Item 4.    Submission of Matters to a Vote of Security Holders...................................       65

Item 6.    Exhibits and Reports on Form 8-K......................................................       65

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                          JUNE 30,         DECEMBER 31,
                                                                            2004               2003
                                                                        -------------     -------------
ASSETS:
Investments in real estate:
  Land                                                                  $     264,276     $     236,956
  Land improvements, net of accumulated depreciation of $21,253 and
  $19,270 at June 30, 2004 and December 31, 2003, respectively                108,949           105,236
  Building and improvements, net of accumulated depreciation of
  $613,103 and $576,682 at June 30, 2004 and December 31, 2003,
    respectively                                                            2,293,002         2,103,718
  Furniture, fixtures and equipment, net of accumulated depreciation of $41,263 and $33,344 at June 30, 2004 and December 31, 2003,
  respectively                                                                 50,977            43,227
  Land held for investment or development                                     480,159           450,279
  Properties held for disposition, net                                        138,333           219,786
                                                                        -------------     -------------
    Net investment in real estate                                       $   3,335,696     $   3,159,202

  Cash and cash equivalents                                             $      57,026     $      78,052
  Restricted cash and cash equivalents                                         61,311           217,329
  Defeasance investments                                                      173,903             9,620
  Accounts receivable, net                                                     46,514            40,740
  Deferred rent receivable                                                     74,685            65,266
  Investments in unconsolidated companies                                     346,637           440,594
  Notes receivable, net                                                        73,992            78,453
  Income tax asset-current and deferred, net                                   27,929            17,506
  Other assets, net                                                           269,813           207,701
                                                                        -------------     -------------
   Total assets                                                         $   4,467,506     $   4,314,463
                                                                        =============     =============

LIABILITIES:
  Borrowings under Credit Facility                                      $     232,500     $     239,000
  Notes payable                                                             2,478,149         2,319,699
  Accounts payable, accrued expenses and other liabilities                    428,319           370,136
  Current income tax payable                                                       --             7,995
                                                                        -------------     -------------
   Total liabilities                                                    $   3,138,968     $   2,936,830
                                                                        -------------     -------------

COMMITMENTS AND CONTINGENCIES:
MINORITY INTERESTS:
  Operating partnership, 8,864,311 and 8,873,347 units, at June 30,
     2004 and December 31, 2003, respectively                           $      91,844     $     108,706
  Consolidated real estate partnerships                                        43,882            47,123
                                                                        -------------     -------------
   Total minority interests                                             $     135,726     $     155,829
                                                                        -------------     -------------
SHAREHOLDERS' EQUITY:
  Preferred shares, $0.01 par value, authorized 100,000,000 shares:
   Series A Convertible Cumulative Preferred Shares,
    liquidation preference of $25.00 per share,
    14,200,000 and 10,800,000 shares issued and outstanding
    at June 30, 2004 and December 31, 2003, respectively                $     319,166     $     248,160
  Series B Cumulative Preferred Shares,
    liquidation preference of $25.00 per share,
    3,400,000 shares issued and outstanding
    at June 30, 2004 and December 31, 2003                                     81,923            81,923
  Common shares, $0.01 par value, authorized 250,000,000 shares,
    124,444,012 and 124,396,168 shares issued and outstanding
    at June 30, 2004 and December 31, 2003, respectively                        1,238             1,237
  Additional paid-in capital                                                2,245,955         2,245,683
  Deferred compensation on restricted shares                                   (3,450)           (4,102)
  Accumulated deficit                                                        (987,744)         (877,120)
  Accumulated other comprehensive income                                       (4,128)          (13,829)
                                                                        -------------     -------------
                                                                        $   1,652,960     $   1,681,952
Less - shares held in treasury, at cost, 25,121,861
  common shares at June 30, 2004 and December 31, 2003                       (460,148)         (460,148)
                                                                        -------------     -------------
   Total shareholders' equity                                           $   1,192,812     $   1,221,804
                                                                        -------------     -------------

   Total liabilities and shareholders' equity                           $   4,467,506     $   4,314,463
                                                                        =============     =============

                   The accompanying notes are an integral part of these consolidated financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)

                                                                      FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                          ENDED JUNE 30,                   ENDED JUNE 30,
                                                                  -----------------------------     -----------------------------
                                                                      2004             2003             2004             2003
                                                                  ------------     ------------     ------------     ------------
REVENUE:
    Office Property                                               $    131,752     $    118,761     $    254,370     $    239,608
    Resort/Hotel Property                                               40,253           39,291           90,255           90,554
    Residential Development Property                                    55,591           61,973          103,279          105,694
                                                                  ------------     ------------     ------------     ------------
         Total Property revenue                                   $    227,596     $    220,025     $    447,904     $    435,856
                                                                  ------------     ------------     ------------     ------------
EXPENSE:
    Office Property real estate taxes                             $     16,719     $     17,120     $     33,779     $     34,323
    Office Property operating expenses                                  43,654           41,423           85,415           82,066
    Resort/Hotel Property expense                                       35,833           33,361           75,903           73,308
    Residential Development Property expense                            51,761           55,572           92,323           97,002
                                                                  ------------     ------------     ------------     ------------
         Total Property expense                                   $    147,967     $    147,476     $    287,420     $    286,699
                                                                  ------------     ------------     ------------     ------------

         Income from Property Operations                          $     79,629     $     72,549     $    160,484     $    149,157
                                                                  ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
    Income from investment land sales, net                        $        949     $      1,628     $        949     $      1,628
    Gain on joint venture of properties, net                                --               --               --              100
    Interest and other income                                            2,942            1,155            5,685            2,586
    Corporate general and administrative                                (6,794)          (5,729)         (13,711)         (11,610)
    Interest expense                                                   (45,429)         (43,046)         (90,437)         (86,254)
    Amortization of deferred financing costs                            (3,076)          (2,545)          (6,790)          (4,969)
    Extinguishment of debt                                                (988)              --           (2,927)              --
    Depreciation and amortization                                      (42,390)         (32,864)         (81,643)         (68,554)
    Impairment charges related to real estate assets                        --               --               --           (1,200)
    Other expenses                                                         (94)            (785)            (149)            (912)
    Equity in net income (loss) of unconsolidated companies:
         Office Properties                                                 748            1,864            1,690            3,322
         Resort/Hotel Properties                                           (18)           1,382             (247)           2,125
         Residential Development Properties                               (393)           1,540             (307)           2,510
         Temperature-Controlled Logistics Properties                    (2,707)            (406)          (3,608)           1,101
         Other                                                            (515)             214             (581)            (815)
                                                                  ------------     ------------     ------------     ------------

    Total Other Income (Expense)                                  $    (97,765)    $    (77,592)    $   (192,076)    $   (160,942)
                                                                  ------------     ------------     ------------     ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
 MINORITY  INTERESTS AND INCOME TAXES                             $    (18,136)    $     (5,043)    $    (31,592)    $    (11,785)
    Minority interests                                                   2,205           (1,117)           4,126              580
    Income tax benefit                                                   5,324            3,067            6,601            5,470
                                                                  ------------     ------------     ------------     ------------

LOSS BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE
    EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                   $    (10,607)    $     (3,093)    $    (20,865)    $     (5,735)
    Income from discontinued operations, net of minority
    interests                                                            3,621            4,496            5,456            8,096
    Impairment charges related to real estate assets from
      discontinued operations, net of minority interests                  (424)            (840)          (2,418)         (14,265)
    Loss on real estate from discontinued operations, net of
    minority interests                                                  (2,073)             (41)          (2,120)            (329)
    Cumulative effect of a change in accounting principle, net
    of minority interests                                                   --               --             (363)              --
                                                                  ------------     ------------     ------------     ------------

NET (LOSS) INCOME                                                 $     (9,483)    $        522     $    (20,310)    $    (12,233)
    Series A Preferred Share distributions                              (5,991)          (4,556)         (11,742)          (9,112)
    Series B Preferred Share distributions                              (2,019)          (2,019)          (4,038)          (4,038)
                                                                  ------------     ------------     ------------     ------------
NET LOSS AVAILABLE TO COMMON  SHAREHOLDERS                        $    (17,493)    $     (6,053)    $    (36,090)    $    (25,383)
                                                                  ============     ============     ============     ============

BASIC EARNINGS PER SHARE DATA:
    Loss available to common shareholders before discontinued
    operations and cumulative effect of a change in accounting
      principle                                                   $      (0.19)    $      (0.10)    $      (0.38)    $      (0.20)
    Income from discontinued operations, net of minority
    interests                                                             0.03             0.05             0.06             0.08
    Impairment charges related to real estate assets from
      discontinued operations, net of minority interests                    --            (0.01)           (0.02)           (0.14)
    Loss on real estate from discontinued operations, net of
    minority interests                                                   (0.02)              --            (0.02)              --
    Cumulative effect of a change in accounting principle, net
    of minority interests                                                   --               --               --               --
                                                                  ------------     ------------     ------------     ------------

    Net loss available to common shareholders - basic             $      (0.18)    $      (0.06)    $      (0.36)    $      (0.26)
                                                                  ============     ============     ============     ============
DILUTED EARNINGS PER SHARE DATA:
    Loss available to common shareholders before discontinued
    operations and cumulative effect of a change in accounting
      principle                                                   $      (0.19)    $      (0.10)    $      (0.38)    $      (0.20)
    Income from discontinued operations, net of minority
    interests                                                             0.03             0.05             0.06             0.08
    Impairment charges related to real estate assets from
      discontinued operations, net of minority interests                    --            (0.01)           (0.02)           (0.14)
    Loss on real estate from discontinued operations, net of
    minority interests                                                   (0.02)              --            (0.02)              --
    Cumulative effect of a change in accounting principle, net
    of minority interests                                                   --               --               --               --
                                                                  ------------     ------------     ------------     ------------

    Net loss available to common shareholders - diluted           $      (0.18)    $      (0.06)    $      (0.36)    $      (0.26)
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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)
                                   (unaudited)

                                                 Series A                  Series B
                                             Preferred Shares          Preferred Shares             Treasury Shares
                                       --------------------------  --------------------------  --------------------------
                                          Shares      Net Value       Shares      Net Value       Shares      Net Value
                                       ------------  ------------  ------------  ------------  ------------  ------------
SHAREHOLDERS' EQUITY,
December 31, 2003                        10,800,000  $    248,160     3,400,000  $     81,923    25,121,861  $   (460,148)

Issuance of Common Shares                        --            --            --            --            --           --

Exercise of Common Share Options                 --            --            --            --            --           --

Accretion of Discount on Employee
   Stock Option Notes                            --            --            --            --            --           --

Issuance of Shares in Exchange
    for Operating Partnership
    Units                                        --            --            --            --            --           --

Preferred Equity Issuance                 3,400,000        71,006            --            --            --           --

Stock Option Grants                              --            --            --            --            --           --

Amortization of Deferred
     Compensation on
     Restricted Shares                           --            --            --            --            --           --

Dividends Paid                                   --            --            --            --            --           --

Net Loss Available to Common
     Shareholders                                --            --            --            --            --           --

Unrealized Gain on Marketable
     Securities                                  --            --            --            --            --           --

Unrealized Net Gain on Cash
     Flow Hedges                                 --            --            --            --            --           --
                                       ------------  ------------  ------------  ------------  ------------  ------------
SHAREHOLDERS' EQUITY, June 30, 2004      14,200,000  $    319,166     3,400,000  $     81,923    25,121,861  $   (460,148)
                                       ============  ============  ============  ============  ============  ============

                                                                                 Deferred
                                                                               Compensation                Accumulated
                                             Common Shares        Additional        on                        Other
                                     -------------------------    Paid-in      Restricted    Accumulated  Comprehensive
                                        Shares     Par Value      Capital        Shares       (Deficit)      Income        Total
                                     ------------ ------------  ------------  ------------  ------------  ------------  -----------

SHAREHOLDERS' EQUITY,
December 31, 2003                     124,396,168 $      1,237  $  2,245,683  $     (4,102) $   (877,120) $    (13,829) $ 1,221,804

Issuance of Common Shares                   3,872           --            64            --            --            --           64

Exercise of Common Share Options           25,900            1           361            --            --            --          362

Accretion of Discount on Employee
   Stock Option Notes                          --           --          (126)           --            --            --         (126)

Issuance of Shares in Exchange
    for Operating Partnership
    Units                                  18,072           --            --            --            --            --           --

Preferred Equity Issuance                      --           --            --            --            --            --       71,006

Stock Option Grants                            --           --           (27)           --            --            --          (27)

Amortization of Deferred
     Compensation on
     Restricted Shares                         --           --            --           652            --            --          652

Dividends Paid                                 --           --            --            --       (74,534)           --      (74,534)

Net Loss Available to Common
     Shareholders                              --           --            --            --       (36,090)           --      (36,090)

Unrealized Gain on Marketable
     Securities                                --           --            --            --            --           663          663

Unrealized Net Gain on Cash
     Flow Hedges                               --           --            --            --            --         9,038        9,038
                                     ------------ ------------  ------------  ------------  ------------  ------------  ------------
SHAREHOLDERS' EQUITY, June 30, 2004   124,444,012 $      1,238  $  2,245,955  $     (3,450) $   (987,744) $     (4,128) $ 1,192,812
                                     ============ ============  ============  ============  ============  ============  ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                                      ----------------------------------
                                                                           2004                2003
                                                                      --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $      (20,310)     $      (12,233)
Adjustments to reconcile net loss to net cash provided
 operating activities:
    Depreciation and amortization                                             88,433              73,523
    Residential Development cost of sales                                     40,904              50,158
    Residential Development capital expenditures                             (62,352)            (50,196)
    Impairment charges related to real estate assets from
    discontinued operations, net of minority interests                         2,418              14,265
    Loss on real estate from discontinued operations, net of
    minority interests                                                         2,120                 329
    Discontinued operations - depreciation and minority interests              3,200               8,072
    Extinguishment of debt                                                     2,927                  --
    Impairment charges related to real estate assets                              --               1,200
    Income from investment in land sales, net                                   (949)             (1,628)
    Gain on joint venture of properties, net                                      --                (100)
    Minority interests                                                        (4,126)               (580)
    Cumulative effect of a change in accounting principle, net of
    minority interests                                                           363                  --
    Non-cash compensation                                                        563                 (30)
    Equity in (earnings) loss from unconsolidated companies:
         Office Properties                                                    (1,690)             (3,322)
         Resort/Hotel Properties                                                 247              (2,125)
         Residential Development Properties                                      307              (2,510)
         Temperature-Controlled Logistics Properties                           3,608              (1,101)
         Other                                                                   581                 815
    Distributions received from unconsolidated companies:
         Office Properties                                                     3,083               6,334
         Residential Development Properties                                       --                  47
         Temperature-Controlled Logistics Properties                           1,822                  --
         Other                                                                   550                 402
    Change in assets and liabilities, net of consolidations and acquisitions:
         Restricted cash and cash equivalents                                 44,257              17,487
         Accounts receivable                                                  (4,186)              4,464
         Deferred rent receivable                                             (9,414)               (310)
         Income tax asset - current and deferred, net                        (18,933)             (7,049)
         Other assets                                                        (29,687)              4,154
         Accounts payable, accrued expenses and other liabilities            (18,008)            (61,576)
                                                                      --------------      --------------
         Net cash provided by operating activities                    $       25,728      $       38,490
                                                                      --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash impact of consolidation of previously unconsolidated
    entities                                                          $          334      $       11,374
    Proceeds from property sales                                              78,826               6,428
    Acquisition of investment properties                                    (164,391)             (2,000)
    Development of investment properties                                      (1,881)             (1,158)
    Property improvements - Office Properties                                 (6,116)             (7,908)
    Property improvements - Resort/Hotel Properties                          (15,960)             (3,360)
    Tenant improvement and leasing costs - Office Properties                 (46,674)            (28,555)
    Residential Development Properties Investments                           (17,308)            (15,218)
    Decrease (increase) in restricted cash and cash equivalents              113,275              (2,729)
    Purchase of defeasance investments                                      (169,778)                 --
    Proceeds from defeasance investments maturities                            5,495                  --
    Return of investment in unconsolidated companies:
         Office Properties                                                       731               2,344
         Resort/Hotel  Properties                                                612                  --
         Residential Development Properties                                       14                  --
         Temperature-Controlled Logistics Properties                          90,776               3,201
         Other                                                                   236               5,409
    Investment in unconsolidated companies:
         Office Properties                                                       (29)                (83)
         Residential Development Properties                                     (871)             (1,691)
         Temperature-Controlled Logistics Properties                          (2,406)               (834)
         Other                                                                   (13)               (750)
    Decrease in notes receivable                                                  98              20,513
                                                                      --------------      --------------
         Net cash used in investing activities                        $     (135,030)     $      (15,017)
                                                                      --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt financing costs                                             $       (6,139)     $       (1,932)
     Borrowings under Credit Facility                                        319,000             187,000
     Payments under Credit Facility                                         (325,500)            (99,000)
     Notes payable proceeds                                                  407,542              92,435
     Notes payable payments                                                 (372,848)            (92,416)
     Residential Development Properties notes payable borrowings              47,193              41,316
     Residential Development Properties notes payable payments               (24,480)            (47,808)
     Amortization of debt premiums                                            (1,138)                 --
     Obligation related to  property financing transaction                    79,920                  --
     Capital distributions - joint venture partner                            (3,900)             (7,966)
     Capital contributions - joint venture partner                             1,108                 135
     Proceeds from exercise of share options                                     362                  --
     Treasury shares purchase under compensation plan                             --                (854)
     Issuance of preferred shares - Series A                                  71,006                  --
     Series A Preferred Share distributions                                  (11,981)             (9,112)
     Series B Preferred Share distributions                                   (4,038)             (4,038)
     Dividends and unitholder distributions                                  (87,831)            (87,744)
                                                                      --------------      --------------
          Net cash provided by (used in) financing activities         $       88,276      $      (29,984)
                                                                      --------------      --------------
DECREASE IN CASH AND CASH EQUIVALENTS                                 $      (21,026)     $       (6,511)
CASH AND CASH EQUIVALENTS,
     Beginning of period                                                      78,052              78,444
                                                                      --------------      --------------
CASH AND CASH EQUIVALENTS,
     End of Period                                                    $       57,026      $       71,933
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

         The direct and indirect subsidiaries of Crescent Equities at June 30, 2004 included:

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

         The following table shows the consolidated subsidiaries of the Company that owned or had an interest in real estate assets and the real estate assets that each subsidiary owned or had an interest in as of June 30, 2004.

Operating Partnership                Wholly-owned assets - The Avallon IV,
                                     Datran Center (two office properties),
                                     Houston Center (three office properties and
                                     the Houston Center Shops), and Dupont
                                     Centre. These properties are included in
                                     the Company's Office Segment.

                                     Non wholly-owned assets, consolidated - 301
                                     Congress Avenue (50% interest) and Fountain
                                     Place (0.1%), included in the Company's
                                     Office Segment. Sonoma Mission Inn (80.1% interest), included in the Company's
                                     Resort/Hotel Segment.

                                     See Note 6, "Other Transactions," for a
                                     description of the Fountain Place Office
                                     Property transaction.

                                     Non wholly-owned assets, unconsolidated -
                                     Bank One Center (50% interest), Bank One
                                     Tower (20% interest), Three Westlake Park
                                     (20% interest), Four Westlake Park (20%
                                     interest), Miami Center (40% interest), 5
                                     Houston Center (25% interest), BriarLake
                                     Plaza (30% interest) and Five Post Oak Park
                                     (30% interest). These properties are
                                     included in the Company's Office Segment.
                                     Temperature-Controlled Logistics Properties
                                     (40% interest in 87 properties), included in the Company's Temperature-Controlled
                                     Logistics Segment.

Hughes Center Entities(1)            Wholly-owned assets - Hughes Center
                                     Properties (seven office properties each
                                     in a separate limited liability company).
                                     These properties are included in the
                                     Company's Office Segment.

                                     Non wholly-owned asset, consolidated - 3770
                                     Hughes Parkway (67% interest), included in the Company's Office Segment.

Crescent Real Estate Funding         Wholly-owned assets - The Aberdeen, The
I, L.P. ("Funding I")                Avallon I, II & III, Carter Burgess Plaza,
                                     The Citadel, The Crescent Atrium, The
                                     Crescent Office Towers, Regency Plaza One,
                                     Waterside Commons and 125 E. John Carpenter
                                     Freeway. These properties are included in
                                     the Company's Office Segment.

Crescent Real Estate Funding         Wholly-owned assets - Greenway Plaza Office
III, IV and V,  L.P.                 Properties (ten Office Properties).  These
("Funding III, IV and V")(2)         properties are included in the Company's
                                     Office Segment. Renaissance Houston Hotel
                                     is included in the Company's Resort/Hotel
                                     Segment.

Crescent Real Estate                 Wholly-owned asset - Canyon Ranch - Lenox,
Funding VI, L.P.                     included in the Company's Resort/Hotel
("Funding VI")                       Segment.

Crescent Real Estate Funding         Wholly-owned assets - The Addison, Austin
VIII, L.P. ("Funding VIII")          Centre, The Avallon V, Chancellor Park, 816
                                     Congress, Greenway I & IA (two office
                                     properties), Greenway II, Johns Manville
                                     Plaza, Palisades Central I, Palisades
                                     Central II, Stemmons Place, Trammell Crow
                                     Center(3), 3333 Lee Parkway, 5050 Quorum,
                                     44 Cook and 55 Madison. These properties
                                     are included in the Company's Office
                                     Segment. The Canyon Ranch - Tucson, Omni
                                     Austin Hotel, and Ventana Inn & Spa, all of
                                     which are included in the Company's
                                     Resort/Hotel Segment.

Crescent Real Estate Funding         Wholly-owned assets - Post Oak Central
X, L.P. ("Funding X")                (three Office Properties). These properties
                                     are included in the Company's Office
                                     Segment.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Crescent Real Estate Funding         Wholly-owned assets - 12404 Park Central,
XII, L.P. ("Funding XII")            Albuquerque Plaza, Barton Oaks Plaza,
                                     Briargate Office and Research Center,
                                     MacArthur Center I & II, Stanford Corporate
                                     Center, and Two Renaissance Square. These
                                     properties are included in the Company's
                                     Office Segment. The Hyatt Regency
                                     Albuquerque and the Park Hyatt Beaver Creek
                                     Resort & Spa.  These properties are
                                     included in the Company's Resort/Hotel
                                     Segment.

Crescent 707 17th Street,            Wholly-owned assets - 707 17th Street,
L.L.C                                included in the Company's Office Segment,
                                     and The Denver Marriott City Center,
                                     included in the Company's Resort/Hotel
                                     Segment.

Crescent Spectrum Center,            Non wholly-owned asset, consolidated -
L.P.                                 Spectrum Center (approximately 100%
                                     interest), included in the Company's Office
                                     Segment.

Crescent Colonnade, L.L.C.           Wholly-owned asset - The BAC-Colonnade
                                     Building, included in the Company's Office
                                     Segment.

Mira Vista Development Corp.         Non wholly-owned asset, consolidated - Mira
("MVDC")                             Vista (98% interest), included in the
                                     Company's Residential Development Segment.

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

Desert Mountain Development          Non wholly-owned assets, consolidated -
Corporation ("DMDC")                 Desert Mountain (93% interest), included
                                     in the Company's Residential Development
                                     Segment.

Crescent Resort Development          Non wholly-owned assets, consolidated -
Inc. ("CRDI")                        Brownstones (64% interest), Creekside at
                                     Riverfront (64% interest), Cresta (60%
                                     interest), Delgany (64% interest), Eagle
                                     Ranch (60% interest), Gray's Crossing (71%
                                     interest), Horizon Pass Lodge (64%
                                     interest), Horizon Pass Townhomes (64%
                                     interest), Hummingbird (64% interest),
                                     Main Street Station (30% interest),
                                     Northstar (57% interest), Old Greenwood
                                     (71% interest), Park Place at Riverfront
                                     (64% interest), Park Tower at Riverfront
                                     (64% interest), Riverbend (60% interest),
                                     Riverfront Park (64% interest). These
                                     properties are included in the Company's
                                     Residential Development Segment.

                                     Non wholly-owned assets, unconsolidated -
                                     Blue River Land Company, L.L.C. - Three
                                     Peaks (30% interest) and EW Deer Valley,
                                     L.L.C. (42% interest), included in the
                                     Company's Residential Development Segment.

Crescent TRS Holdings Corp.          Non wholly-owned assets, unconsolidated -
                                     two quarries (56% interest).  These
                                     properties are included in the Company's
                                     Temperature-Controlled Logistics Segment.

----------

(1)      In addition, the Company owns nine retail parcels located in Hughes
         Center.

(2) Funding III owns nine of the ten office properties in the Greenway Plaza office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns 9 Greenway, the remaining office property in the Greenway Plaza office portfolio.

(3) The Company owns the economic interest in Trammell Crow Center through its ownership of fee simple title to the Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and the building.

         See Note 8, "Investments in Unconsolidated Companies," for a table that lists the Company's ownership in significant unconsolidated joint ventures and investments as of June 30, 2004.

         See Note 9, "Notes Payable and Borrowings Under Credit Facility," for a list of certain other subsidiaries of the Company, all of which are consolidated in the Company's financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.

         SEGMENTS

         The assets and operations of the Company were divided into four investment segments at June 30, 2004, as follows:

         o        Office Segment;

         o        Resort/Hotel Segment;

         o        Residential Development Segment; and

         o        Temperature-Controlled Logistics Segment.

         Within these segments, the Company owned in whole or in part the following real estate assets (the "Properties") as of June 30, 2004:

         o OFFICE SEGMENT consisted of 75 office properties (collectively referred to as the "Office Properties"), located in 28 metropolitan submarkets in seven states, with an aggregate of approximately 30.0 million net rentable square feet. Sixty-five of the Office Properties are wholly-owned and ten are owned through joint ventures, two of which are consolidated and eight of which are unconsolidated.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         o RESORT/HOTEL SEGMENT consisted of five luxury and destination fitness resorts and spas with a total of 1,036 rooms/guest nights and four upscale business-class hotel properties with a total of 1,771 rooms (collectively referred to as the "Resort/Hotel Properties"). Eight of the Resort/Hotel Properties are wholly-owned and one is owned through a joint venture that is consolidated.

         o RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Company's ownership of common stock representing interests of 98% to 100% in four residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through partnership arrangements, owned in whole or in part 28 upscale residential development properties (collectively referred to as the "Residential Development Properties").

         o TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Company's 40% interest in Vornado Crescent Portland Partnership (the "Temperature-Controlled Logistics Partnership") and a 56% non-controlling interest in the Vornado Crescent Carthage and KC Quarry L.L.C. ("VCQ"). The Temperature-Controlled Logistics Partnership owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Realty Trust (the "Temperature-Controlled Logistics Corporation"), a REIT. As of June 30, 2004, the Temperature-Controlled Logistics Corporation directly or indirectly owned 87 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 440.7 million cubic feet (17.5 million square feet) of warehouse space. As of June 30, 2004, VCQ owned two quarries and the related land. The Company accounts for its interests in the Temperature-Controlled Logistics Partnership and in VCQ as unconsolidated equity entities.

         See Note 3, "Segment Reporting," for a table showing selected financial information for each of these investment segments for the three and six months ended June 30, 2004 and 2003, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of these investment segments at June 30, 2004 and December 31, 2003.

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six- month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

         The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         You should read these consolidated financial statements in conjunction with the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

ADOPTION OF NEW ACCOUNTING STANDARD

         EITF 03-1. At the March 17-18, 2004 meeting, consensus was reached by the FASB Emerging Issues Task Force on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Consensus applies to investments in debt and equity securities within the scope of SFAS Nos. 115, "Accounting for Certain Investments in Debt and Equity Securities," and 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." It also applies to investments in equity securities that are both outside SFAS No. 115's scope and not accounted for under the equity method. The Task Force reached a consensus that certain quantitative and qualitative disclosures should be required for securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The new impairment guidance creates a model that calls for many judgments and

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional evidence gathering in determining whether or not securities are other-than-temporarily impaired and lists some of these impairment indicators. The impairment accounting guidance is effective for periods beginning after June 15, 2004 and the disclosure requirements for annual reporting periods are effective for periods ending after June 15, 2004. The Company adopted EITF 03-1 effective July 1, 2004 and expects no impact on the Company's financial condition or its results of operations.

SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION OF VARIABLE INTEREST ENTITIES. On January 15, 2003, the FASB approved the issuance of Interpretation 46, "Consolidation of Variable Interest Entities," ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), which amended FIN 46. Under FIN 46R, consolidation requirements are effective immediately for new Variable Interest Entities ("VIEs") created after January 31, 2003. The consolidation requirements apply to existing VIEs for financial periods ending after March 15, 2004, except for special purpose entities which had to be consolidated by December 31, 2003. VIEs are generally a legal structure used for business enterprises that either do not have equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of the new guidance is to improve reporting by addressing when a company should include in its financial statements the assets, liabilities and activities of other entities such as VIEs. FIN 46R requires VIEs to be consolidated by a company if the company is subject to a majority of the expected losses of the VIE's activities or entitled to receive a majority of the entity's expected residual returns or both.

         The adoption of FIN 46R did not have a material impact to the Company's financial condition or results of operations. Due to the adoption of this Interpretation and management's assumptions in application of the guidelines stated in the Interpretation, the Company has consolidated GDW LLC, a subsidiary of DMDC, as of December 31, 2003 and Elijah Fulcrum Fund Partners, L.P. ("Elijah") as of January 1, 2004. Elijah is a limited partnership whose purpose is to invest in the SunTx Fulcrum Fund, L.P. SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. While it was determined that one of the Company's unconsolidated joint ventures, Main Street Partners, L.P., and its investments in Canyon Ranch Las Vegas, L.L.C., CR License, L.L.C. and CR License II, L.L.C. ("Canyon Ranch Entities") are VIEs under FIN 46R, the Company is not the primary beneficiary and is not required to consolidate these entities under other GAAP. The Company's maximum exposure to loss is limited to its equity investment of approximately $52.0 million in Main Street Partners, L.P. and $5.1 million in the Canyon Ranch Entities at June 30, 2004.

         In connection with the Hughes Center acquisition, the Company entered into two separate exchange agreements with a third party intermediary. The first exchange agreement includes two parcels of undeveloped land and the second exchange agreement includes the 3930 Hughes Parkway Office Property. Both agreements were for a maximum term of 180 days and allow the Company to pursue favorable tax treatment on other properties sold by the Company within this period. During the 180-day periods, which will end on August 28, 2004 and November 6, 2004, respectively, the third party intermediary is the legal owner of the properties, although the Company controls the properties, retains all of the economic benefits and risks associated with these properties and indemnifies the third party intermediary and, therefore, the Company fully consolidates these properties. The Company will take legal ownership of the properties no later than on the expiration of the 180-day period.

         Further, in connection with the Hughes Center acquisition, the Company entered into an exchange agreement with a third party intermediary for six of the Office Properties and the nine retail parcels. This agreement was for a maximum term of 180 days and allowed the Company to pursue favorable tax treatment on other properties sold by the Company within this period. During the 180-day period, which ended on June 28, 2004, the third party intermediary was the legal owner of the properties, although the Company controlled the properties, retained all of the economic benefits and risks associated with these properties and indemnified the third party intermediary and, therefore, the Company fully consolidated these properties. On June 28, 2004, the Company took legal ownership of the Office Properties and the nine retail parcels.

         STOCK-BASED COMPENSATION. Effective January 1, 2003, the Company adopted the fair value expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," on a prospective basis as permitted by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which requires that the fair value of stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. During the six months ended June 30, 2004, the Company granted stock options and recognized compensation expense that was not significant to its results of operations. With respect to the Company's stock options which were granted prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Had compensation cost

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Company's net loss and loss per share would have been reduced to the following pro forma amounts:

                                                              FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                      ENDED JUNE 30,
                                                         ------------------------------      ------------------------------
(in thousands, except per share amounts)                      2004              2003                2004             2003
----------------------------------------------------     ------------      ------------      ------------      ------------
Net loss available to common shareholders, as
     reported                                            $    (17,493)     $     (6,053)     $    (36,090)     $    (25,383)
Add: Stock-based employee compensation expense
     included in reported net income                              351                 3               701                 4
Deduct: total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of minority interest             (835)             (585)           (1,696)           (1,197)
                                                         ------------      ------------      ------------      ------------
Pro forma net loss                                       $    (17,977)     $     (6,635)     $    (37,085)     $    (26,576)
(Loss) earnings per share:
Basic/Diluted - as reported                              $      (0.18)     $      (0.06)     $      (0.36)     $      (0.26)
Basic/Diluted - pro forma                                $      (0.18)     $      (0.07)     $      (0.37)     $      (0.27)

         MARKETABLE SECURITIES. The Company has classified and recorded its marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Realized gains or losses on the sale of securities are recorded based on specific identification. When a decline in the fair value of marketable securities is determined to be other-than-temporary, the cost basis is written down to fair value and the amount of the write-down is included in earnings for the applicable period. Investments in securities with no readily determinable market value are reported at cost, as they are not considered marketable under SFAS No. 115, and total $5.5 million at June 30, 2004 and December 31, 2003.

         The following tables present the cost, fair value and unrealized gains and losses as of June 30, 2004 and December 31, 2003 and the realized gains and change in Accumulated Other Comprehensive Income ("OCI") for the six months ended June 30, 2004 and 2003 for the Company's marketable securities.

                                       AS OF JUNE 30, 2004                             AS OF DECEMBER 31, 2003
                          ----------------------------------------------      ----------------------------------------------
(in thousands)
                                              FAIR           UNREALIZED                           FAIR           UNREALIZED
  TYPE OF SECURITY            COST            VALUE          GAIN/(LOSS)          COST            VALUE          GAIN/(LOSS)
---------------------     ------------     ------------     ------------      ------------     ------------     ------------
Held to maturity(1)       $    187,655     $    185,481     $     (2,174)     $      9,620     $      9,621     $          1
Trading(2)                       7,950            8,489              N/A             4,473            4,714              N/A
Available for sale(3)            6,338            6,260              (78)            2,278            2,278               --
                          ------------     ------------     ------------      ------------     ------------     ------------
    Total                 $    201,943     $    200,230     $     (2,252)     $     16,371     $     16,613     $          1
                          ============     ============     ============      ============     ============     ============

                             FOR THE SIX MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                   JUNE 30, 2004                      JUNE 30, 2003
                          ------------------------------      -----------------------------
(in thousands)
                            REALIZED           CHANGE           REALIZED           CHANGE
  TYPE OF SECURITY         GAIN/(LOSS)         IN OCI         GAIN/(LOSS)          IN OCI
                          ------------      ------------      ------------     ------------
Held to maturity(1)       $         --      $        N/A      $         --     $        N/A
Trading(2)                         248               N/A                --              N/A
Available for sale(3)                1               (78)             (502)             514
                          ------------      ------------      ------------     ------------
    Total                 $        249      $        (78)     $       (502)    $        514
                          ============      ============      ============     ============

----------

(1) Held to maturity securities are carried at amortized cost and consist of $173.9 million of U.S. Treasury and government sponsored agency securities purchased for the sole purpose of funding debt service payments on the LaSalle Note II and $13.8 million of bonds included in "Other assets, net" in the accompanying Consolidated Balance Sheets at June 30, 2004. See Note 9, "Notes Payable and Borrowings Under Credit Facility," for additional information on the defeasance of the LaSalle
         Note II.

(2) Trading securities consist of primarily marketable securities purchased in connection with the Company's dividend incentive unit program. These securities are included in "Other assets, net" in the accompanying Consolidated Balance Sheets and are marked to market value on a monthly basis with the change in fair value recognized in earnings.

(3) Available for sale securities consist of marketable securities which the Company intends to hold for an indefinite period of time. These securities are included in "Other assets, net" in the accompanying Consolidated Balance Sheets and are marked to market value on a monthly basis with the corresponding unrealized gain or loss recorded in OCI.

         In July 2004, Fresh Choice, Inc., in which the Company owns $5.5 million Series B Preferred shares reported at cost at June 30, 2004 and December 31, 2003, filed for protection under Chapter 11 of the U.S. Bankruptcy Court in order to facilitate a reorganization and restructuring. At June 13, 2004, the accrued liquidation preference on the Series B Preferred shares was $9.1 million. Based on the Company's evaluation of its preferred interest in Fresh Choice, the Company estimates the value of its shares at a minimum to be equal to the investment balance of $5.5 million.

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

         The following tables present reconciliations for the three and six months ended June 30, 2004 and 2003 of basic and diluted earnings per share from "Loss before discontinued operations and cumulative effect of a change in accounting principle" to "Net loss available to common shareholders." The table also includes weighted average shares on a basic and diluted basis, which for the periods presented, are the same.

                                                                     FOR THE THREE MONTHS ENDED JUNE 30,
                                                 ------------------------------------------------------------------------------
                                                                   2004                                      2003
                                                 ------------------------------------    --------------------------------------
                                                 Income       Wtd. Avg.     Per Share      Income      Wtd. Avg.      Per Share
(in thousands, except per share amounts)         (Loss)       Shares (1)     Amount        (Loss)      Shares (1)      Amount
                                                ----------    ----------   ----------    ----------    ----------    ----------
BASIC/DILUTED  EPS -
Loss before discontinued operations and
 cumulative effect of a change in
 accounting principle                           $  (10,607)     99,022                   $   (3,093)       99,170
Series A Preferred Share distributions              (5,991)                                  (4,556)
Series B Preferred Share distributions              (2,019)                                  (2,019)
                                                ----------    --------     -------       ----------    ----------    ----------
Loss available to common shareholders
  before discontinued operations and
  cumulative effect of a change in
  accounting principle                          $  (18,617)     99,022     $ (0.19)      $   (9,668)       99,170    $    (0.10)
Income from discontinued operations, net of
  minority interests                                 3,621                    0.03            4,496                        0.05
Impairment charges related to real estate
  assets from discontinued operations, net of
  minority interests                                  (424)                     --             (840)                      (0.01)
Loss on real estate from discontinued
  operations, net of minority interests             (2,073)                  (0.02)             (41)                         --
Cumulative effect of a change in accounting
  principle                                             --                                       --            --            --
                                                ----------    --------     -------       ----------    ----------    ----------
Net loss available to common shareholders       $  (17,493)     99,022     $ (0.18)      $   (6,053)       99,170    $    (0.06)
                                                ==========    ========     =======       ==========    ==========    ==========

----------

(1) Anti-dilutive shares not included are 114 and 13 for the three months ended June 30, 2004 and 2003, respectively.


                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                     --------------------------------------------------------------------------
                                                                   2004                                      2003
                                                     --------------------------------------    ---------------------------------
                                                      Income       Wtd. Avg.      Per Share    Income      Wtd. Avg.   Per Share
(in thousands, except per share amounts)              (Loss)       Shares (1)       Amount     (Loss)      Shares (1)   Amount
                                                      ---------    ----------    ---------     ---------   ---------   ---------
BASIC/DILUTED  EPS -
Loss before discontinued operations and
  cumulative effect of a change in
  accounting principle                                $ (20,865)       99,007                 $  (5,735)      99,194
Series A Preferred Share distributions                  (11,742)                                 (9,112)
Series B Preferred Share distributions                   (4,038)                                 (4,038)
                                                      ---------    ----------    ---------    ---------    ---------   --------
Loss available to common shareholders
  before discontinued operations and cumulative
  effect of a change in accounting principle          $ (36,645)       99,007       $(0.38)    $(18,885)      99,194   $  (0.20)
Income from discontinued operations, net of
  minority interests                                      5,456                       0.06        8,096                    0.08
Impairment charges related to real estate assets
  from discontinued operations, net of minority
  interests                                              (2,418)                     (0.02)     (14,265)                  (0.14)
Loss on real estate from discontinued operations,
  net of minority interests                              (2,120)                     (0.02)        (329)                     --
Cumulative effect of a change in accounting
principle                                                  (363)                        --           --                      --
                                                      ---------    ----------    ---------   ----------   ---------    --------

Net loss available to common shareholders            $  (36,090)       99,007       $(0.36)  $  (25,383)     99,194    $  (0.26)
                                                      ==========   ==========    =========   ==========   =========    ========


----------
(1) Anti-dilutive shares not included are 218 and 7 for the six months ended June 30, 2004 and 2003, respectively.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                  ----------------------------
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                                2004           2003
                                                                                  -------------   ------------
     (in thousands)
     Interest paid on debt                                                        $      84,724   $     76,240
     Interest capitalized - Resort/Hotel                                                    210             --
     Interest capitalized - Residential Development                                       7,444          8,297
     Additional interest paid in conjunction with cash flow hedges                        6,765         10,114
                                                                                   ------------     ----------

     Total interest paid                                                           $     99,143    $    94,651
                                                                                   ============    ===========

     Cash paid for income taxes                                                    $     12,337    $     1,640
                                                                                   ============    ===========

     SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES:

     Conversion of Operating Partnership units to common shares with resulting reduction in minority interest and increases in
        common shares and additional paid-in capital                               $         --    $         8
     Assumption of debt in conjunction with acquisitions of Office
        Properties                                                                       94,807             --
     Non-cash compensation                                                                  616             22
     Financed purchase/(sale) of land parcel                                              7,500        (11,800)

     SUPPLEMENTAL SCHEDULE OF 2003 CONSOLIDATION OF DBL, MVDC, HADC, AND 2004
        CONSOLIDATION OF ELIJAH:

     Net investment in real estate                                                 $         --    $    (9,692)
     Accounts receivable, net                                                              (848)        (3,057)
     Investments in unconsolidated companies                                             (2,478)        13,552
     Notes receivable, net                                                                4,363            (25)
     Income tax asset - current and deferred, net                                          (274)        (3,564)
     Other assets, net                                                                       --           (820)
     Notes payable                                                                           --            312
     Accounts payable, accrued expenses and other liabilities                                --         12,696
     Minority interest - consolidated real estate partnerships                             (140)         1,972
     Other comprehensive income, net of tax                                                 139             --
     Cumulative effect of a change in accounting principle                                 (428)            --
                                                                                   ------------    -----------
     Increase in cash                                                              $        334    $    11,374
                                                                                   ============    ===========

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

         The Company calculates FFO available to common shareholders - diluted in the same manner, except that Net Income (Loss) is replaced by Net Income
(Loss) Available to Common Shareholders and the Company includes the effect of Operating Partnership unitholder minority interests.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO available to common shareholders - diluted and FFO appropriate measures of performance for an equity REIT and for its investment segments. However, FFO available to common shareholders - diluted and FFO should not be considered as alternatives to net income determined in accordance with GAAP as an indication of the Company's operating performance.

         The Company's measures of FFO available to common shareholders - diluted and FFO may not be comparable to similarly titled measures of other REITs if those REITs apply the definition of FFO in a different manner than the Company.

         Selected financial information related to each segment for the three and six months ended June 30, 2004 and 2003, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of the segments at June 30, 2004 and December 31, 2003, are presented below:

    SELECTED FINANCIAL INFORMATION:                            FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                          -------------------------------------------------------------------------------------
                                                                                       TEMPERATURE-
 (in thousands)                                                         RESIDENTIAL     CONTROLLED
                                            OFFICE       RESORT/HOTEL   DEVELOPMENT     LOGISTICS      CORPORATE
                                           SEGMENT(1)      SEGMENT       SEGMENT(2)      SEGMENT       AND OTHER        TOTAL
                                          -----------    -----------    -----------    -----------    -----------    -----------
Total Property revenue                    $   131,752    $    40,253    $    55,591    $        --    $        --    $   227,596
Total Property expense                         60,373         35,833         51,761             --             --        147,967
                                          -----------    -----------    -----------    -----------    -----------    -----------
  Income from Property Operations         $    71,379    $     4,420    $     3,830    $        --    $        --    $    79,629

Total other income (expense)                  (31,401)        (5,286)        (4,434)        (2,707)       (53,937)(3)    (97,765)
Minority interests and income taxes              (286)         2,948          3,601             --          1,266          7,529
Discontinued operations -income, loss
  on real estate and impairment charges
  related to real estate assets                (1,647)         2,901              8             --           (138)         1,124
                                          -----------    -----------    -----------    -----------    -----------    -----------
  Net income (loss)                       $    38,045    $     4,983    $     3,005    $    (2,707)   $   (52,809)   $    (9,483)
                                          -----------    -----------    -----------    -----------    -----------    -----------
Depreciation and amortization of real
  estate assets                           $    31,840    $     5,008    $     1,534    $        --    $        --    $    38,382
(Gain) loss on property sales, net              2,444             --             --             --             (7)         2,437
Impairment charges related to real
  estate assets                                   500             --             --             --             --            500
Adjustments for investment in
  unconsolidated companies                      2,497             --            629          5,785             --          8,911
Unitholder minority interest                       --             --             --             --         (1,700)        (1,700)
Series A Preferred share distributions             --             --             --             --         (5,991)        (5,991)
Series B Preferred share distributions             --             --             --             --         (2,019)        (2,019)
                                          -----------    -----------    -----------    -----------    -----------    -----------
Adjustments to reconcile net income
  (loss) to funds from operations -
  diluted                                 $    37,281    $     5,008    $     2,163    $     5,785    $    (9,717)   $    40,520
                                          -----------    -----------    -----------    -----------    -----------    -----------

Funds from operations available to
   common shareholders before
   impairment charges related to real
   estate assets - diluted                $    75,326    $     9,991    $     5,168    $     3,078    $   (62,526)   $    31,037
Impairment charges related to real
   estate assets                                 (500)            --             --             --             --           (500)
                                          -----------    -----------    -----------    -----------    -----------    -----------

Funds from operations available to
   common shareholders after impairment
   charges related to real estate
   assets - diluted                       $    74,826    $     9,991    $     5,168    $     3,078    $   (62,526)   $    30,537
                                          ===========    ===========    ===========    ===========    ===========    ===========


See footnotes to the following table.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    SELECTED FINANCIAL INFORMATION:                            FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                           ------------------------------------------------------------------------------------
 (in thousands)                                                                          TEMPERATURE-
                                                                           RESIDENTIAL    CONTROLLED
                                               OFFICE       RESORT/HOTEL   DEVELOPMENT     LOGISTICS    CORPORATE
                                             SEGMENT(1)       SEGMENT      SEGMENT(2)       SEGMENT     AND OTHER         TOTAL
                                           -------------    -----------   -------------  ------------- -----------     ----------
Total Property revenue                     $     118,761     $   39,291   $      61,973  $          --  $       --     $  220,025
Total Property expense                            58,543         33,361          55,572             --          --        147,476
                                           -------------     ----------   -------------  -------------  ----------     ----------
  Income from Property Operations          $      60,218     $    5,930   $       6,401  $          --  $       --     $   72,549


Total other income (expense)                     (22,826)        (3,281)           (992)          (407)    (50,086)(3)    (77,592)
Minority interests and income taxes                 (117)         1,901            (469)            --         635          1,950
Discontinued operations -income, loss
  on real estate and impairment charges
  related to real estate assets                    3,733          1,645             (31)            --      (1,732)         3,615
                                           -------------     ----------   -------------  -------------  ----------     ----------
  Net income (loss)                        $      41,008     $    6,195   $       4,909  $       (407)  $  (51,183)    $      522
                                           -------------     ----------   -------------  -------------  ----------     ----------
Depreciation and amortization of real
  estate assets                            $      25,985     $    5,806   $       1,308  $          --  $       --     $   33,099
(Gain) loss on property sales, net                   (34)            --              --             --         513            479
Impairment charges related to real
  estate assets                                       --             --              --             --         990            990
Adjustments for investment in
  unconsolidated companies                         2,596            355            (512)         5,486        (104)         7,821
Unitholder minority interest                          --             --              --             --         105            105
Series A Preferred share distributions                --             --              --             --      (4,556)        (4,556)
Series B Preferred share distributions                --             --              --             --      (2,019)        (2,019)
                                           -------------     ----------   -------------  -------------  ----------     ----------
Adjustments to reconcile net income
  (loss) to funds from operations -
  diluted                                  $      28,547     $    6,161   $         796  $       5,486   $  (5,071)    $   35,919
                                           -------------     ----------   -------------  -------------  ----------     ----------
Funds from operations available to
   common shareholders before
   impairment charges related to real
   estate assets - diluted                 $      69,555     $   12,356   $       5,705  $       5,079   $ (56,254)    $   36,441
Impairment charges related to real
   estate assets                                      --             --              --             --        (990)          (990)
                                           -------------     ----------   -------------  -------------  ----------     ----------
Funds from operations available to
   common shareholders  after
   impairment charges related to real
   estate assets - diluted                 $      69,555     $   12,356  $        5,705  $       5,079  $  (57,244)    $   35,451
                                           =============     ==========  ==============  =============  ==========     ==========


See footnotes to the following table.



    SELECTED FINANCIAL INFORMATION:                             FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                           -------------------------------------------------------------------------------------
 (in thousands)                                                                           TEMPERATURE-
                                                                            RESIDENTIAL   CONTROLLED
                                               OFFICE        RESORT/HOTEL  DEVELOPMENT     LOGISTICS    CORPORATE
                                             SEGMENT(1)       SEGMENT       SEGMENT(2)       SEGMENT    AND OTHER        TOTAL
                                           ------------    -------------  ------------  -------------  -----------     ----------
Total Property revenue                     $    254,370    $      90,255  $    103,279  $          --  $        --     $  447,904
Total Property expense                          119,194           75,903        92,323             --           --        287,420
                                           ------------    -------------  ------------  -------------  -----------     ----------
  Income from Property Operations               135,176    $      14,352  $     10,956  $          --  $        --     $  160,484

Total other income (expense)                    (60,459)         (10,745)       (7,485)        (3,608)    (109,779)(3)   (192,076)
Minority interests and income taxes                (719)           4,078         4,838             --        2,530         10,727
Discontinued operations -income, loss
  on real estate and impairment charges
  related to real estate assets                  (2,733)           3,968            47             --         (364)           918
Cumulative effect of a change in
  accounting principle                               --               --            --             --         (363)          (363)
                                           ------------    -------------  ------------  -------------  -----------     ----------
  Net income (loss)                        $     71,265    $      11,653  $      8,356  $      (3,608) $  (107,976)    $  (20,310)
                                           ------------    -------------  ------------  -------------  -----------     ----------


Depreciation and amortization of real
estate assets                              $     62,121    $      11,368  $      2,934             --           --         76,423
(Gain) loss on property sales, net                2,156               --            --             --          337          2,493
Impairment charges related to real
  estate assets                                   2,851               --            --             --           --          2,851
Adjustments for investment in
  unconsolidated companies                        4,905               --            52         11,580           --         16,537
Unitholder minority interest                         --               --            --             --       (3,638)        (3,638)
Series A Preferred share distributions               --               --            --             --      (11,742)       (11,742)
Series B Preferred share distributions               --               --            --             --       (4,038)        (4,038)

                                           ------------    -------------  ------------  -------------  -----------     ----------
Adjustments to reconcile net income
  (loss) to funds from operations
  available to common shareholders -
  diluted                                  $     72,033    $      11,368  $      2,986  $      11,580  $   (19,081)    $   78,886
                                           ------------    -------------  ------------  -------------  -----------     ----------

Funds from operations available to
   common shareholders before
   impairment charges related to real
   estate assets - diluted                 $    143,298    $      23,021  $     11,342  $       7,972  $  (127,057)    $   58,576
Impairment charges related to real
  estate assets                                  (2,851)              --            --             --           --         (2,851)
                                           ------------    -------------  ------------  -------------  -----------     ----------

Funds from operations available to
   common shareholders after impairment
   charges related to real estate
   assets - diluted                        $    140,447    $      23,021  $     11,342  $       7,972  $  (127,057)    $   55,725
                                           ============    =============  ============  =============  ===========     ==========


See footnotes to the following table.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    SELECTED FINANCIAL INFORMATION:                             FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                         ------------------------------------------------------------------------------------
(in thousands)                                                                          TEMPERATURE-
                                                                         RESIDENTIAL     CONTROLLED
                                            OFFICE        RESORT/HOTEL   DEVELOPMENT     LOGISTICS    CORPORATE
                                           SEGMENT(1)       SEGMENT       SEGMENT(2)      SEGMENT     AND OTHER         TOTAL
                                         -------------     ----------   -------------  -------------  ----------      ----------
Total Property revenue                   $     239,608     $   90,554   $     105,694  $          --  $       --      $  435,856
Total Property expense                         116,389         73,308          97,002             --          --         286,699
                                         -------------     ----------   -------------  -------------  ----------      ----------

  Income from Property Operations        $     123,219     $   17,246   $       8,692  $          --  $       --      $  149,157

Total other income (expense)                   (48,679)        (7,187)         (2,665)         1,100    (103,511)(3)    (160,942)
Minority interests and income taxes               (274)         2,538           2,324             --       1,462           6,050
Discontinued operations -income, loss
  on real estate and impairment charges
  related to real estate assets                 (8,697)         3,059             (11)            --        (849)         (6,498)
                                         -------------     ----------   -------------  -------------  ----------      ----------

  Net income (loss)                      $      65,569     $   15,656   $       8,340  $       1,100  $ (102,898)      $ (12,233)
                                         -------------     ----------   -------------  -------------  ----------      ----------


Depreciation and amortization of real
  estate assets                                 55,392         11,582           2,426             --          --          69,400
(Gain) loss on property sales, net                 (98)            --              --             --         803             705
Impairment charges related to real
  estate assets                                 15,000             --              --             --       3,018          18,018
Adjustments for investment in
  unconsolidated companies                       5,418            749             227         10,996         (82)         17,308
Unitholder minority interest                        --             --              --             --      (2,190)         (2,190)
Series A Preferred share distributions              --             --              --             --      (9,112)         (9,112)
Series B Preferred share distributions              --             --              --             --      (4,038)         (4,038)
                                         -------------     ----------   -------------  -------------  ----------      ----------

Adjustments to reconcile net income
  (loss) to funds from operations -
  diluted                                $      75,712     $   12,331   $       2,653  $      10,996  $  (11,601)     $   90,091
                                         -------------     ----------   -------------  -------------  ----------      ----------

Funds from operations available to
   common shareholders before
   impairment charges related to real
   estate assets - diluted               $     141,281     $   27,987   $      10,993  $      12,096  $ (114,499)     $   77,858
Impairment charges related to real
   estate assets                               (15,000)            --              --             --      (3,018)        (18,018)
                                         -------------     ----------   -------------  -------------  ----------      ----------

Funds from operations available to
   common shareholders after impairment
   charges related to real estate
   assets - diluted                      $     126,281     $   27,987   $      10,993  $      12,096  $ (117,517)     $   59,840
                                         -------------     ----------   -------------  -------------  ----------      ----------


See footnotes to the following table.

                                                                           RESIDENTIAL    TEMPERATURE-
                                                             RESORT/      DEVELOPMENT     CONTROLLED      CORPORATE
                                             OFFICE          HOTEL        SEGMENT(2)      LOGISTICS          AND
(IN MILLIONS)                                SEGMENT        SEGMENT          (4)           SEGMENT          OTHER           TOTAL
                                           -----------    ------------   -------------  --------------   -----------     ----------
TOTAL ASSETS BY SEGMENT: (5) (6)
   Balance at June 30, 2004                     2,619              495            798             207           349 (7)      4,468
   Balance at December 31, 2003                 2,503              468            707             300           336          4,314
CONSOLIDATED PROPERTY LEVEL FINANCING:
   Balance at June 30, 2004                    (1,374)            (135)          (111)             --        (1,091)(8)     (2,711)
   Balance at December 31, 2003                (1,459)            (138)           (88)             --          (874)(8)     (2,559)
CONSOLIDATED OTHER LIABILITIES:
   Balance at June 30, 2004                      (172)             (45)          (162)             --           (49)          (428)
   Balance at December 31, 2003                  (120)             (27)          (109)             --          (122)          (378)
MINORITY INTERESTS:
   Balance at June 30, 2004                        (9)              (6)           (29)             --           (92)          (136)
   Balance at December 31, 2003                    (9)              (7)           (31)             --          (109)          (156)

----------

(1) The property revenue includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $5.9 million and $0.9 million for the three months ended June 30, 2004 and 2003, respectively and $7.2 million and $2.9 million for the six months ended June 30, 2004 and 2003, respectively.

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

(4) The Company's net book value for the Residential Development Segment includes total assets, consolidated property level financing, consolidated other liabilities and minority interest totaling $496 million at June 30, 2004. The primary components of net book value are $332 million for CRDI, consisting of Tahoe Mountain Resort properties of $192 million, Denver development properties of $61 million and Colorado Mountain development properties of $79 million, $132 million for Desert Mountain and $32 million for other land development properties.

(5) Total assets by segment are inclusive of investments in unconsolidated companies.

(6) Non-income producing land held for investment or development of $82.5 million by segment is as follows: Corporate $79.0 million and Resort/Hotel $3.5 million.

(7) Includes U.S. Treasury and government sponsored agency securities of $173.9 million.

(8) Inclusive of Corporate bonds, credit facility, the $75 million Fleet Term Loan and Funding II defeased debt.

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

         On March 31, 2004, the Company acquired Dupont Centre, a 250,000 square foot Class A office property, located in the John Wayne Airport submarket of Irvine, California. The Company acquired the Office Property for approximately $54.3 million, funded by a draw on the Company's credit facility and subsequently placed a $35.5 million non-recourse first mortgage loan on the property. This Office Property is wholly-owned and included in the Company's Office Segment.

         On May 10, 2004, the Company completed the purchase of the remaining Hughes Center Office Property in Las Vegas, Nevada for approximately $18.3 million. The purchase was funded by a draw on the Company's credit facility. This Office Property is wholly-owned and included in the Company's Office Segment.


UNDEVELOPED LAND

         On March 1, 2004, in accordance with the agreement to acquire the Hughes Center Properties, the Company completed the purchase of two tracts of undeveloped land in Hughes Center from the Rouse Company for $10.0 million. The purchase was funded by a $7.5 million loan from the Rouse Company and a draw on the Company's credit facility.

5. DISCONTINUED OPERATIONS

         In accordance with SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of the assets sold or held for sale have been presented as "Income from discontinued operations, net of minority interests," gain or loss on the assets sold or held for sale have been presented as "Loss on real estate from discontinued operations, net of minority interests" and impairments on the assets sold or held for sale have been presented as "Impairment charges related to real estate assets from discontinued operations, net of minority interests" in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003. The carrying value of the assets held for sale has been reflected as "Properties held for disposition, net" in the accompanying Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003.

ASSETS SOLD

         On March 23, 2004, the Company completed the sale of the 1800 West Loop South Office Property in Houston, Texas. The sale generated proceeds, net of selling costs, of approximately $28.2 million and a net gain of approximately $0.2 million, net of minority interests. The Company previously recorded an impairment charge of approximately $13.9 million, net of minority interests, during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Company's credit facility. This property was wholly-owned.

         On March 31, 2004, the Company sold its last remaining behavioral healthcare property. The sale generated proceeds, net of selling costs, of approximately $2.0 million and a net loss of approximately $0.3 million, net of minority interests. This property was wholly-owned.

         On April 13, 2004, the Company completed the sale of the Liberty Plaza Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $10.8 million and a net loss of approximately $0.2 million, net of minority interests. The Company previously recorded an impairment charge of approximately $3.6 million, net of minority interests, during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Company's credit facility. This property was wholly-owned.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On June 17, 2004, the Company completed the sale of the Ptarmigan Place Office Property in Denver, Colorado. The sale generated proceeds, net of selling costs, of approximately $25.3 million and a net loss of approximately $2.0 million, net of minority interests. The Company previously recorded an impairment charge of approximately $0.5 million, net of minority interests, during the quarter ended March 31, 2004. In addition, the Company completed the sale of approximately 3.0 acres of undeveloped land adjacent to Ptarmigan Place. The sale generated proceeds, net of selling costs, of approximately $2.9 million and a net gain of approximately $0.9 million. The proceeds from these sales were used to pay down a portion of the Company's Bank of America Fund XII Term Loan. The property and adjacent land were wholly-owned.

         On June 29, 2004, the Company completed the sale of the Addison Tower Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $8.8 million and a net gain of approximately $0.2 million, net of minority interests. The proceeds from the sale were used primarily to pay down the Company's credit facility. This property was wholly-owned.

ASSETS HELD FOR SALE


         The following Properties are classified as held for sale as of June 30, 2004.


                    PROPERTY                              LOCATION
      -------------------------------------     --------------------------
      12404 Park Central(1)                     Dallas, Texas
      5050 Quorum(1)                            Dallas, Texas
      Albuquerque Plaza(2)                      Albuquerque, New Mexico
      Hyatt Regency Albuquerque(2)              Albuquerque, New Mexico
      Denver Marriot City Center                Denver, Colorado

----------

(1)   This property was sold in July 2004.

(2) The Company has entered into a contract to sell this property. The sale is expected to close in the third quarter of 2004.

OFFICE SEGMENT

         As of June 30, 2004, the Company determined that 3333 Lee Parkway, in the Uptown/Turtle Creek submarket in Dallas, Texas was no longer held for sale due to the Property no longer being actively marketed for sale due to changes in market conditions. The Property has been reclassified from "Properties held for disposition, net" to "Land," "Building and improvements, net of accumulated depreciation," and "Other assets, net" in the accompanying Consolidated Balance Sheets with a net book value of $14.3 million at June 30, 2004. In addition, approximately $0.1 million has been reclassified from "Income from discontinued operations, net of minority interests," to "Office Property revenue," "Office Property real estate taxes," "Office Property operating expenses" and "Depreciation and amortization" in the accompanying Consolidated Statements of Operations for the six months ended June 30, 2004.


SUMMARY OF ASSETS HELD FOR SALE

         The following table indicates the major asset classes of the properties held for sale.

(in thousands)                           JUNE 30, 2004(1)         DECEMBER 31, 2003(2)
----------------------------------     -------------------      ----------------------
Land                                   $         3,328          $           13,924
Buildings and improvements                     156,099                     241,363
Furniture, fixtures and equipment               19,519                      18,822
Accumulated depreciation                       (43,150)                    (60,321)
Other assets, net                                2,537                       5,998
                                       ---------------          ------------------
Net investment in real estate          $       138,333          $          219,786
                                       ===============          ==================


----------

(1) Includes three Office Properties, two Resort/Hotel Properties and other assets.

(2) Includes seven Office Properties, two Resort/Hotel Properties, one behavioral healthcare property and other assets.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following tables present total revenues, operating and other expenses, depreciation and amortization, unitholder minority interests, impairments of real estate assets and realized loss on sale of properties for the six months ended June 30, 2004 and 2003, for properties included in discontinued operations.

                                                                            FOR THE SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                        ----------------------------------
(in thousands)                                                                2004               2003
                                                                        ---------------    ---------------
Total revenues                                                          $        32,526    $        43,991
Operating and other expenses                                                    (23,884)           (27,965)
Depreciation and amortization                                                    (2,209)            (6,481)
Unitholder minority interests                                                      (977)            (1,449)
                                                                        ---------------    ---------------
Income from discontinued operations, net of
  minority interests                                                    $         5,456    $         8,096
                                                                        ===============    ===============


                                                                            FOR THE SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                        ----------------------------------
(in thousands)                                                                2004               2003
                                                                        ---------------    ---------------
Impairment charges related to real estate assets                        $        (2,851)   $       (16,818)
Unitholder minority interests                                                       433              2,553
                                                                        ---------------    ---------------
Impairment charges related to real estate assets from discontinued
  operations, net of minority interests                                 $        (2,418)   $       (14,265)
                                                                        ===============    ===============


                                                                            FOR THE SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                        ----------------------------------
(in thousands)                                                                2004               2003
                                                                        ---------------    ---------------

     Realized loss on sale of properties                                $        (2,500)   $          (388)
     Unitholder minority interests                                                  380                 59
                                                                        ---------------    ---------------
     Loss on sale of real estate from discontinued operations, net of
         minority interests                                             $        (2,120)   $          (329)
                                                                        ===============    ===============

6. OTHER TRANSACTIONS

         On June 28, 2004, the Company completed a transaction related to the Fountain Place Office Property with Crescent FP Investors, L.P., ("FP Investors"), a limited partnership that is owned 99.9% by LB FP L.L.C., an affiliate of Lehman Brothers Holding, Inc., (the affiliate is referred to as "Lehman"), and 0.1% by the Company. In the transaction, the Fountain Place Office Property was, for tax purposes, sold to FP Investors for $168.2 million, including the assumption by FP Investors of a new $90.0 million loan from Lehman Capital. The Company received net proceeds of approximately $78.2 million. This transaction resulted in the completion of a reverse Section 1031 like-kind exchange associated with the Company's prior purchase of a portion of the Hughes Center office portfolio.

         Included in the terms of this transaction is a provision which provides Lehman the unconditional right to require the Company to purchase Lehman's interest in FP Investors for an agreed upon fair value of $79.9 million at any time until November 30, 2004. For GAAP purposes, under SFAS No. 66, "Accounting for Sales of Real Estate," this unconditional right, or contingency, results in the transaction requiring accounting associated with a financing transaction. As a result, no gain has been recorded on the transaction and the Company's accompanying financial statements continue to include the Office Property, related debt and operations until expiration of the contingency. The fair value of the contingency, $79.9 million, is included in the "Accounts payable, accrued expenses and other liabilities" line item in the Company's Consolidated Balance Sheet at June 30, 2004.

         Also on June 28, 2004, the Company paid off the $220.0 million Deutsche Bank - CMBS loan with proceeds from the Fountain Place Office Property transaction and a draw on the Company's revolving credit facility. See Note 9, "Notes Payable and Borrowings Under Credit Facility," for further information relating to the $90.0 million loan with Lehman Capital, secured by the Fountain Place Office Property.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

         AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of Crescent Operating, Inc. ("COPI"), as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. The Company has no interest in COPI or AmeriCold Logistics. On March 2, 2004, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics amended the leases to further extend the deferred rent period to December 31, 2005, from December 31, 2004. The parties previously extended the deferred rent period to December 31, 2004 from December 31, 2003, on March 7, 2003.

         Under terms of the leases, AmeriCold Logistics elected to defer $26.9 million of the total $78.9 million of rent payable for the six months ended June 30, 2004. The Company's share of the deferred rent was $10.8 million. The Company recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $10.8 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the six months ended June 30, 2004. As of June 30, 2004, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $109.3 million and $101.2 million, respectively, of which the Company's portions were $43.7 million and $40.5 million, respectively.

         As a result of the continuing inability of AmeriCold Logistics to pay the full amount of the rent due under the leases without deferral elections, the Company anticipates that the Temperature-Controlled Logistics Corporation may restructure the leases in 2004, although it is under no obligation to do so.


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

         For information regarding the planned sale of COPI's interest in AmeriCold Logistics, see Note 16, "COPI."

VORNADO CRESCENT CARTHAGE AND KC QUARRY, L.L.C.

         On January 20, 2004, VCQ purchased $6.1 million of trade receivables from Americold Logistics at a 2% discount. VCQ used cash from a $6.0 million contribution from its owners, of which approximately $2.4 million represented the Company's contribution for the purchase of the trade receivables. The receivables were collected during the first quarter of 2004. On March 29, 2004, VCQ purchased an additional $4.1 million of receivables from AmeriCold Logistics at a 2% discount. VCQ used cash from collection of the trade receivables previously purchased. The remaining $2.0 million was distributed to its owners, of which $0.8 million was received by the Company on April 1, 2004. On July 2, 2004, VCQ purchased an additional $6.0 million of receivables from AmeriCold Logistics at a 2% discount. VCQ used cash from collection of the trade receivables previously purchased.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   INVESTMENTS IN UNCONSOLIDATED COMPANIES

         The following is a summary of the Company's ownership in significant unconsolidated joint ventures and investments as of June 30, 2004.

                                                                                                  COMPANY'S OWNERSHIP
                        ENTITY                                     CLASSIFICATION                 AS OF JUNE 30, 2004
-------------------------------------------------------  ------------------------------------   -------------------------
Main Street Partners, L.P.                               Office (Bank One Center-Dallas)                 50.0% (1)
Crescent Miami Center, L.L.C.                            Office (Miami Center - Miami)                   40.0% (2)
Crescent Five Post Oak Park L.P.                         Office (Five Post Oak - Houston)                30.0% (3)
Crescent One BriarLake Plaza, L.P.                       Office (BriarLake Plaza - Houston)              30.0% (4)
Crescent 5 Houston Center, L.P.                          Office (5 Houston Center-Houston)               25.0% (5)
Austin PT BK One Tower Office Limited Partnership        Office (Bank One Tower-Austin)                  20.0% (6)
Houston PT Three Westlake Office Limited Partnership     Office (Three Westlake Park -Houston)           20.0% (6)
Houston PT Four Westlake Office Limited Partnership      Office (Four Westlake Park-Houston)             20.0% (6)
Vornado Crescent Carthage and KC Quarry, L.L.C.          Temperature-Controlled Logistics                56.0% (7)
Vornado Crescent Portland Partnership                    Temperature-Controlled Logistics                40.0% (8)
Blue River Land Company, L.L.C.                          Other                                           50.0% (9)
Canyon Ranch Las Vegas, L.L.C.                           Other                                           50.0% (10)
EW Deer Valley, L.L.C.                                   Other                                           41.7% (11)
CR License, L.L.C.                                       Other                                           30.0% (12)
CR License II, L.L.C.                                    Other                                           30.0% (13)
SunTx Fulcrum Fund, L.P.                                 Other                                           23.5% (14)
SunTx Capital Partners, L.P.                             Other                                           14.4% (15)
G2 Opportunity Fund, L.P. ("G2")                         Other                                           12.5% (16)

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

(7) The remaining 44% in Vornado Crescent Carthage and KC Quarry, L.L.C. is owned by Vornado Realty Trust, L.P.

(8) The remaining 60% interest in Vornado Crescent Portland Partnership is owned by Vornado Realty Trust, L.P.

(9) The remaining 50% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to the Company. Blue River Land Company, L.L.C. was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(10) Of the remaining 50% interest in Canyon Ranch Las Vegas, L.L.C., 35% is owned by an affiliate of the management company of two of the Company's Resort/Hotel Properties and 15% is owned by the Company through its investment in CR License II, L.L.C. Canyon Ranch Las Vegas, L.L.C. operates a Canyon Ranch spa in a hotel in Las Vegas.

(11) The remaining 58.3% interest in EW Deer Valley, L.L.C. is owned by parties unrelated to the Company. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, L.L.C. was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(12) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Company's Resort/Hotel Properties. CR License, L.L.C. owns the licensing agreement related to certain Canyon Ranch trade names and trademarks.

(13) The remaining 70% interest in CR License II, L.L.C is owned by an affiliate of the management company of two of the Company's Resort/Hotel Properties. CR License II, L.L.C. and its wholly-owned subsidiaries provide management and development consulting services to a variety of entities in the hospitality, real estate, and health and wellness industries.

(14) Of the remaining 76.5% of SunTx Fulcrum Fund, L.P., 37.1% is owned by SunTx Capital Partners, L.P. and the remaining 39.4% is owned by a group of individuals unrelated to the Company. SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation.

(15) SunTx Capital Partners, L.P. is the general Partner of the SunTx Fulcrum Fund, L.P. The remaining 85.6% interest in SunTx Capital Partners, L.P. is owned by parties unrelated to the Company.

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

         Balance Sheets as of June 30, 2004:

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

         o Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ; and

         o Other - This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P., SunTx Capital Partners, L.P. and G2.

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

         o Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ; and

         o Other - This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P. and G2.

         Summary Statements of Operations for the six months ended June 30, 2004:


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

         o Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ; and

         o Other - This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P., SunTx Capital Partners, L.P. and G2.

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

         o Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ;

         o        The Woodlands Land Development Company, L.P.; and

         o Other - This includes Manalapan Hotel Partners, L.L.C., Blue River Land Company, L.L.C., CR License, L.L.C., CR License II, L.L.C., the Woodlands Operating Company and Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P. and G2.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    BALANCE SHEETS:
                                                  AS OF JUNE 30, 2004
                             ------------------------------------------------------------------
                                                TEMPERATURE-
                                                 CONTROLLED
(in thousands)                  OFFICE           LOGISTICS            OTHER           TOTAL
                             ---------------   ----------------  -------------   --------------
Real estate, net             $       746,581   $     1,159,563
Cash                                  27,015            19,626
Other assets                          61,906           105,269
                             ---------------   ---------------
   Total assets              $       835,502   $     1,284,458
                             ===============   ===============
Notes payable                $       513,245  $        778,108
Notes payable to the
Company                                   --                --
Other liabilities                     32,029             7,506
Equity                               290,228           498,844
                             ---------------   ---------------
   Total liabilities
    and equity               $       835,502  $      1,284,458
                             ===============   ===============
Company's share of
   unconsolidated debt       $       171,654  $        311,243  $        1,545   $      484,442
                             ===============  ================  ==============   ==============

Company's investments
   in  unconsolidated
   companies                 $        97,442  $        207,073  $       42,122   $      346,637
                             ===============  ================  ==============   ==============

    BALANCE SHEETS:
                                                AS OF DECEMBER 31, 2003
                          --------------------------------------------------------------------
                                                TEMPERATURE-
                                                 CONTROLLED
(in thousands)                  OFFICE           LOGISTICS            OTHER           TOTAL
                             ---------------   ----------------  -------------   -------------

Real estate, net             $       754,882  $      1,187,387
Cash                                  31,309            12,439
Other assets                          51,219            88,668
                             ---------------   ---------------
   Total assets              $       837,410  $      1,288,494
                             ===============   ===============

Notes payable                $       515,047  $        548,776
Notes payable to the
Company                                   --                --
Other liabilities                     29,746            11,084
Equity                               292,617           728,634
                             ---------------   ---------------
   Total liabilities
    and equity               $       837,410  $      1,288,494
                             ===============   ===============

Company's share of
   unconsolidated debt       $       172,376  $        219,511  $       2,495   $      394,382
                             ===============  ================  =============    =============
Company's investments
   in  unconsolidated
   companies                 $        99,139  $        300,917  $      40,538   $      440,594
                             ===============  ================  =============    =============

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY STATEMENTS OF OPERATIONS:

                                           FOR THE SIX MONTHS ENDED JUNE 30, 2004
                             ----------------------------------------------------------------
                                                TEMPERATURE-
                                                 CONTROLLED
(in thousands)                  OFFICE           LOGISTICS            OTHER           TOTAL
                             ---------------   ----------------  -------------   ------------
Total revenues               $        65,062   $         57,078
Expenses:
   Operating expense                  27,414             12,205(2)
   Interest expense                   15,062             25,358
   Depreciation and
    amortization                      15,088             29,179
   Taxes and other (income)
    expense                               --             (2,148)
                             ---------------   ----------------
Total expenses                        57,564   $         64,594
                             ---------------   ----------------


Net income, impairments and
gain (loss) on real estate
from discontinued operations $         7,498   $         (7,516)
                             ===============   ================
Company's equity in net$
   income (loss) of
   unconsolidated companies  $         1,690   $         (3,608)   $      (1,135)  $   (3,053)
                             ===============   ================    =============   ==========

SUMMARY STATEMENTS OF
OPERATIONS:
                                                    FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                -------------------------------------------------------------------------------
                                                                          THE
                                                                       WOODLANDS
                                                                         LAND
                                                     TEMPERATURE-    DEVELOPMENT
                                                     CONTROLLED      COMPANY,
(in thousands)                       OFFICE          LOGISTICS          L.P.(1)           OTHER          TOTAL
                                 --------------     ------------      -------------    ------------     --------
Total revenues                           67,058     $     63,441      $      54,434
Expenses:
   Operating expense                     29,870           12,384  (2)        42,552
   Interest expense                      12,547           20,572              3,508
   Depreciation and
    amortization                         15,181           29,362              3,288
   Taxes and other (income)
    expense                                  --           (1,418)                --
                                  -------------     ------------      -------------
Total expenses                           57,598     $     60,900      $      49,348
                                  -------------     ------------      -------------

Net income, impairments and
gain (loss) on real estate
from discontinued operations      $       9,460     $      2,541      $       5,086
                                  =============     ============      =============

Company's equity in net
   income (loss) of
   unconsolidated companies       $       3,322     $      1,101      $       2,670   $       1,150    $   8,243
                                  =============     ============      =============   =============    =========

----------

(1) The Company sold its interest in The Woodlands Land Development Company, L.P. on December 31, 2003.

(2) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the total combined assets).

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


UNCONSOLIDATED DEBT ANALYSIS

         The following table shows, as of June 30, 2004, information about the Company's share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

                                                                COMPANY
                                                   BALANCE      SHARE OF       INTEREST
                                                  OUTSTANDING   BALANCE        RATE AT
                                                  AT JUNE 30,   AT JUNE        JUNE 30,                         FIXED/VARIABLE
DESCRIPTION                                           2004       30, 2004        2004          MATURITY DATE    SECURED/UNSECURE
                                                 ------------  -----------   -------------   -----------------  ----------------
                                                (in thousands)

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT:
Vornado Crescent-Portland Partnership - 40%
  Company
      Goldman Sachs (1)                            $  489,910   $  195,964        6.89%           5/11/2023     Fixed/Secured
      Morgan Stanley (2)                              252,707      101,083        4.24%            4/9/2009     Variable/Secured
      Various Capital Leases                           35,441       14,176        4.84 to         6/1/2006 to   Fixed/Secured
                                                                                 13.63%           4/1/2017
      Bank of New York                                     50           20       12.88%           5/1/2008      Fixed/Secured
                                                 ------------  -----------
                                                     778,108       311,243
                                                 ------------  -----------
OFFICE SEGMENT:
   Main Street Partners, L.P. - 50% Company           129,352       64,676      5.48%           12/1/2004       Variable/Secured
   (3)(4)

   Crescent 5 Houston Center, L.P. - 25% Company       90,000       22,500      5.00%           10/1/2008       Fixed/Secured
   Crescent Miami Center, LLC - 40% Company            81,000       32,400      5.04%           9/25/2007       Fixed/Secured

   Crescent One BriarLake Plaza, L.P. - 30%
    Company                                            50,000       15,000      5.40%           11/1/2010       Fixed/Secured

   Houston PT Four Westlake Office Limited
    Partnership - 20% Company                          47,752        9,550      7.13%            8/1/2006       Fixed/Secured

  Crescent Five Post Oak Park, L.P. - 30%              45,000       13,500      4.82%            1/1/2008       Fixed/Secured
   Company

  Austin PT BK One Tower Office Limited
   Partnership - 20% Company                           37,141        7,428      7.13%            8/1/2006       Fixed/Secured

  Houston PT Three Westlake Office Limited
   Partnership - 20% Company                           33,000        6,600      5.61%            9/1/2007       Fixed/Secured
                                                 ------------  -----------
                                                      513,245      171,654
                                                 ------------  -----------
RESIDENTIAL SEGMENT:

  Blue River Land Company, L.L.C. - 50% Company         3,089        1,545      4.35%           12/31/2004      Variable/Secured
   (5)
                                                 ------------  -----------
TOTAL UNCONSOLIDATED DEBT                           1,294,442      484,442
                                                 ============  ===========
FIXED RATE/WEIGHTED AVERAGE                                                     6.63%              13.5 years
VARIABLE RATE/WEIGHTED AVERAGE                                                  4.72%               3.1 years
                                                                             -------------   -----------------

TOTAL WEIGHTED AVERAGE                                                          5.97%               9.9 years
                                                                             =============   =================

----------

(1) URS Real Estate, L.P. and AmeriCold Real Estate, L.P., subsidiaries of the Temperature-Controlled Logistics Corporation, expect to repay this note on the Optional Prepayment Date of April 11, 2008. The overall weighted average maturity would be 3.74 years based on this date.

(2) On February 5, 2004, the Temperature-Controlled Logistics Corporation completed a mortgage financing with Morgan Stanley Mortgage Capital, Inc., secured by twenty-one of its owned and seven of its leased properties. The loan bears interest at LIBOR + 295 basis points (with a LIBOR floor of 1.5% with respect to $54.4 million of the loan) and requires principal payments of $5.0 million annually. In connection with this loan, the Company entered into an interest-rate cap agreement with a maximum LIBOR of 6.5% on the entire loan.

(3) Senior Note - Note A: $81.4 million at variable interest rate, LIBOR + 189 basis points, $4.8 million at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $23.9 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. Mezzanine Note - $19.2 million AT variable interest rate, LIBOR + 890 basis points with a LIBOR floor of 3.0%. In connection with this loan, the Company entered into an interest-rate cap agreement with a maximum LIBOR of 4.52% on all notes. All notes are amortized based on a 25-year schedule.

(4) The Company and its joint venture partner each obtained separate Letters of Credit to guarantee the repayment of up to $4.3 million each of principal of the Main Street Partners, L.P. loan.

(5) The variable rate loan has an interest rate of LIBOR + 300 basis points. A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides an unconditional guarantee of up to 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $3.1 million outstanding at June 30, 2004 and the amount guaranteed was $2.2 million.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY

          The following is a summary of the Company's debt financing at June 30, 2004:

SECURED DEBT

                                                                                                                   JUNE 30, 2004
                                                                                                                   (in thousands)
AEGON Partnership Note due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Funding III, IV and V Properties (Greenway Plaza)................................................... $257,403

Bank of America Fund XII Term Loan due January 2006, bears interest at LIBOR plus 225 basis points (at June 30, 2004, the interest rate was 3.42%), with a two-year interest-only term and a one-year extension option, secured by the
Funding XII Properties.............................................................................................. 235,192

LaSalle Note I(1) due August 2027, bears interest at 7.83% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Funding I Properties................................................................................. 233,460

JP Morgan Mortgage Note(2) bears interest at 8.31% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in
October 2016, secured by the Houston Center mixed-use Office Property
Complex............................................................................................................. 189,074

Fleet Fund I Term Loan due May 2005, bears interest at LIBOR plus 350 basis points (at June 30, 2004, the interest rate was 4.63%), with a four-year interest-only term, secured by equity interests in Funding I........................................................ 160,000

LaSalle Note II bears interest at 7.79% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in March
2006, secured by defeasance investments (3)......................................................................... 158,539

Lehman Capital Note (4) due March 2005, bears interest at the 30-day LIBOR rate plus 150 basis points (at June 30, 2004, the interest rate was 2.82%), with a nine-month interest-only term, secured by the Fountain Place Office
Property............................................................................................................. 90,000

Fleet Term Loan due February 2007, bears interest at LIBOR rate plus 450 basis points (at June 30, 2004, the interest rate was 5.69%) with an interest only term, secured by excess cash flow distributions from Funding III, Funding IV and
Funding V............................................................................................................ 75,000

Cigna Note due June 2010, bears interest at 5.22% with an interest-only term, secured by the 707 17th Street Office Property and the Denver Marriott City
Center............................................................................................................... 70,000

Bank of America Note due May 2013, bears interest at 5.53% with an initial
2.5-year interest-only term (through November 2005), followed by monthly principal and interest payments based on a 30-year amortization schedule, secured by The Colonnade Office Property............................................................................. 38,000

Mass Mutual Note(5) due August 2006, bears interest at 7.75% with principal and interest payments based on a 25-year amortization schedule, secured by the 3800
Hughes Parkway Office Property....................................................................................... 37,936

Metropolitan Life Note V due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran Center Office Property......................................................................... 37,177

Metropolitan Life Note VII due May 2011, bears interest at 4.31% with monthly interest only payments based on a 25-year amortization schedule, secured by the
Dupont Centre Office Property........................................................................................ 35,500

National Bank of Arizona Revolving Line of Credit(6) with maturities ranging from November 2004 to December 2005, bears interest ranging from 4.00% to
5.00%, secured by certain DMDC assets................................................................................ 34,951

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                  JUNE 30, 2004
                                                                                                                  (in thousands)
SECURED DEBT (CONTINUED)

Northwestern Life Note due November 2008, bears interest at 4.94% with an
interest-only term, secured by the 301 Congress Avenue Office Property.........................................     26,000

Allstate Note(5) due September 2010, bears interest at 6.65% with principal and interest payments based on a 25-year amortization schedule, secured by the 3993
Hughes Parkway Office Property.................................................................................     25,864

Metropolitan Life Note VI(5) due October 2009, bears interest at 7.71% with principal and interest payments based on a 25-year amortization schedule,
secured by the 3960 Hughes Parkway Office Property.............................................................     24,363

Northwestern Life Note II(5) due July 2007, bears interest at 7.40% with monthly principal and interest payments based on a 25-year amortization schedule,
secured by the 3980 Howard Hughes Parkway Office Property......................................................     10,451

FHI Finance Loan bears interest at LIBOR plus 450 basis points (at June 30,
2004, the interest rate was 5.63%), with an initial interest-only term until the
Net Operating Income Hurdle Date(7), followed by monthly principal and interest payments based on a 20-year amortization schedule through maturity in September
2009, secured by the Sonoma Mission Inn & Spa..................................................................     10,000

Woodmen of the World Note due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through November 2006), followed by monthly principal and interest payments based on a 25-year amortization
schedule, secured by the Avallon IV Office Property............................................................      8,500

Nomura Funding VI Note(8) due July 2020 bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule,
secured by the Funding VI Property.............................................................................      7,758

The Rouse Company Note due December 2005 bears interest at prime rate plus 100 basis points (at June 30, 2004, the interest rate was 5.0%) with an
interest-only term, secured by undeveloped land in Hughes Center...............................................      7,500

Wells Fargo note due September 2004, bears interest at LIBOR rate plus 200 basis points (at June 30, 2004, the interest rate was 3.23%), with an interest-only
term, secured by 3770 Howard Hughes Parkway Office Property....................................................      4,774

Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from 2.9% to 10.50% at June 30, 2004, with maturities ranging between July 2004 and February 2009, secured by various CRDI and MVDC
projects(9)....................................................................................................     75,707

UNSECURED DEBT

2009 Notes bear interest at a fixed rate of 9.25% with a seven-year
interest-only term, due April 2009 with a call date of April 2006..............................................    375,000

2007 Notes bear interest at a fixed rate of 7.50% with a ten-year interest-only
term, due September 2007.......................................................................................    250,000

Credit Facility(10) interest only due May 2005, bears interest at LIBOR plus
212.5 basis points (at June 30, 2004, the interest rate was 3.36%).............................................    232,500
                                                                                                                ----------

Total Notes Payable............................................................................................ $2,710,649
                                                                                                                ==========

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

(2) In October 2006, the interest rate will adjust based on current interest rates at that time. It is the Company's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $177.8 million.

(3) In December 2003 and January 2004, the Company purchased a total of $179.6 million in U.S. Treasuries and government sponsored agency securities ("defeasance investments") to substitute as collateral for this loan. The cash flow from the defeasance investments (principal and interest) will match the total debt service payments of this loan.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) The Company's obligations under this loan were transferred to FP Investors L.L.C. as part of the transaction in connection with the Fountain Place Office Property. See Note 6, "Other Transactions," for further information regarding this transaction.

(5) The Company assumed these loans in connection with the Hughes Center acquisitions. The following table lists the premium associated with the assumption of above market interest rate debt which is included in the balance outstanding at June 30, 2004 and the effective interest rate of the debt including the premium.


  (dollars in thousands)
                                                 Effective
             Loan                 Premium           Rate
  --------------------------- ------------- -----------------
  Mass Mutual Note            $      3,020         3.47%
  Allstate Note                      1,588         5.19%
  Metropolitan Life Note VI          2,139         5.68%
  Northwestern Life Note II            953         3.80%
                              ------------
       Total                  $      7,700
                              ============

     The $7.7 million was recorded as an increase in the carrying amount of the underlying debt and is being amortized as a reduction of interest expense through maturity of the underlying debt.

(6) This facility is a $37.6 million line of credit secured by certain DMDC land and asset improvements ("revolving credit facility"), notes receivable ("warehouse facility") and additional land ("short-term facility"). The line restricts the revolving credit facility to a maximum outstanding amount of $26.0 million and is subject to certain borrowing base limitations and bears interest at prime (at June 30, 2004, the interest rate was 4.0%). The warehouse facility bears interest at prime plus 100 basis points (at June 30, 2004, the interest rate was 5.0%) and is limited to $10.0 million. The short-term facility bears interest from prime plus 50 basis points to prime plus 100 basis points (at June 30, 2004, the interest rates were 4.5% to 5.0%) and is limited to $1.6 million. The blended rate at June 30, 2004, for the revolving credit facility, the warehouse facility and the short-term facility was 4.3%.

(7) The Company's joint venture partner, which owns a 19.9% interest in the Sonoma Mission Inn & Spa, had funded $10.0 million of renovations at the Sonoma Mission Inn & Spa through a mezzanine loan. The Net Operating Income Hurdle Date, as defined in the loan agreement, is the date as of which the Sonoma Mission Inn & Spa has achieved an aggregate Adjusted Net Operating Income, as defined in the loan agreement, of $12 million for a period of 12 consecutive calendar months.

(8) In July 2010, the interest rate will adjust based on current interest rates at that time. It is the Company's intention to repay the note in full at such time (July 2010) by making a final payment of approximately $6.1 million.

(9) Includes $14.6 million of fixed rate debt ranging from 2.9% to 10.5% and $61.1 million of variable rate debt ranging from 3.4% to 4.5%.

(10) The $400.0 million Credit Facility with Fleet is an unsecured revolving line of credit to Funding VIII and guaranteed by the Operating Partnership. Availability under the line of credit is subject to certain covenants including limitations on total leverage, fixed charge ratio, debt service coverage, minimum tangible net worth, and specific mix of office and hotel assets and average occupancy of Office Properties. At June 30, 2004, the maximum borrowing capacity under the credit facility was $392.0 million. The outstanding balance excludes letters of credit issued under the Company's credit facility of $7.6 million which reduce the Company's maximum borrowing capacity.

         On June 28, 2004, the Company paid off the $220.0 million Deutsche Bank-CMBS loan with proceeds from the Fountain Place transaction and a draw on the Company's credit facility. See Note 6, "Other Transactions," for additional information regarding the Fountain Place transaction. The loan was secured by the Funding X Properties and Spectrum Center. In July 2004, the Company unwound the $220.0 million interest rate cap with JP Morgan Chase that corresponded to this loan.

         The following table shows information about the Company's consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or the Company's anticipated payoff dates.

                                                               WEIGHTED
                                             PERCENTAGE         AVERAGE       WEIGHTED AVERAGE
    (in thousands)               BALANCE     OF DEBT (1)         RATE           MATURITY (2)
    -----------------------    ------------  ------------     -----------     ----------------
    Fixed Rate Debt            $  1,799,628            66 %          7.81 %          7.6 years
    Variable Rate Debt              911,021            34            3.80            1.2 years
                               ------------  ------------     -----------     ----------------
    Total Debt                 $  2,710,649         100.0 %          6.48 %(3)       5.1 years
                               ============  ============     ===========     ================

----------

(1) Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $400.0 million of hedged variable rate debt, are 81% and 19%, respectively.

(2) Excludes effect of extension options on Bank of America Fund XII Term Loan and expected early payment of LaSalle Note I, JP Morgan Mortgage Note, or the Nomura Funding VI Note.

(3) Including the effect of hedge arrangements, the overall weighted average interest rate would have been 6.82%.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Listed below are the aggregate principal payments by year required as of June 30, 2004 under indebtedness of the Company. Scheduled principal installments and amounts due at maturity are included and are based on contractual maturities and do not include extension options.

                                    SECURED                              UNSECURED DEBT LINE
    (in thousands)                    DEBT            UNSECURED DEBT          OF CREDIT             TOTAL(1)
                               -------------------    -----------------  ---------------------   ------------------

    2004                       $            45,319    $              --    $                 --   $          45,319
    2005                                   370,526                   --                 232,500             603,026
    2006                                   459,134                   --                      --             459,134
    2007                                   109,888              250,000                      --             359,888
    2008                                    47,321                   --                      --              47,321
    Thereafter                             820,961              375,000                      --           1,195,961
                                -------------------   -----------------   ---------------------   -----------------
                                $         1,853,149   $         625,000    $            232,500    $      2,710,649
                                ===================   =================   =====================   =================


----------
(1) Excludes effect of extension options on Bank of America Fund XII Term Loan and expected early payment of LaSalle Note I, JP Morgan Mortgage Note, or the Nomura Funding VI Note.

         The Company is generally obligated by its debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under the Company's loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for the Company's secured debt, foreclosure on the property securing the debt. In addition, a default by the Company or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Credit Facility, 2007 Notes, 2009 Notes, the Bank of America Fund XII Term Loan, the Fleet Fund I Term Loan and the Fleet Term Loan after the notice and cure periods for the other indebtedness have passed. As of June 30, 2004, no event of default had occurred, and the Company was in compliance with all covenants related to its outstanding debt. The Company's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the six months ended June 30, 2004, there were no circumstances that required prepayment or increased collateral related to the Company's existing debt.

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

         In addition to the subsidiaries listed in Note 1, "Organization and Basis of Presentation," certain other subsidiaries of the Company were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. These entities, all of which are consolidated and are grouped based on the Properties to which they relate, are: Funding I Properties (CREM Holdings, LLC, Crescent Capital Funding, LLC, Crescent Funding Interest, LLC, CRE Management I Corp.); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VI Properties (CRE Management VI Corp.); Funding VIII Properties (CRE Management VIII, LLC); 707 17th Street (Crescent 707 17th Street, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L.P., CRE Management X, LLC); Funding XII Properties (CREF XII Parent GP, LLC, CREF XII Parent L.P., CREF XII Holding GP, LLC, CREF Holdings, L.P., CRE Management XII, LLC); Spectrum Center (Spectrum Mortgage Associates, L.P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management, LLC), The BAC-Colonnade (CEI Colonnade Holdings, LLC), and Crescent Finance Company.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. CASH FLOW HEDGES

         The Company uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. As of June 30, 2004, the Company had three cash flow hedge agreements which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

         The following table shows information regarding the Company's interest rate swaps designated as cash flow hedge agreements during the six months ended June 30, 2004, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").

                                                                                                       CHANGE IN
                  NOTIONAL      MATURITY    REFERENCE       FAIR MARKET         ADDITIONAL         UNREALIZED GAINS
EFFECTIVE DATE     AMOUNT        DATE         RATE             VALUE         INTEREST EXPENSE      (LOSSES) IN OCI
---------------- ------------ -----------  ------------   --------------     ----------------     -----------------
(in thousands)
   4/18/00      $  100,000      4/18/04       6.76%       $           --     $          1,712     $           1,695
   2/15/03         100,000      2/15/06       3.26%                 (775)               1,082                 1,570
   2/15/03         100,000      2/15/06       3.25%                 (771)               1,081                 1,569
   9/02/03         200,000      9/01/06       3.72%               (2,749)               2,649                 3,848
                                                          --------------     ------------------   -----------------
                                                          $       (4,295)    $          6,524     $           8,682
                                                          ==============     ================     =================


         In addition, two of the Company's unconsolidated companies have cash flow hedge agreements of which the Company's portion of change in unrealized gains reflected in OCI was approximately $0.4 million for the six months ended June 30, 2004.

         The Company has designated its cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt that re-prices closest to the reset dates of each cash flow hedge agreement. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in OCI. The effective portion that has been deferred in OCI will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge in conformity with SFAS No. 133, as amended. The Company had no ineffectiveness related to its cash flow hedges, resulting in no earnings impact due to ineffectiveness for the six months ended June 30, 2004.

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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES

GUARANTEE COMMITMENTS

         The FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), requiring a guarantor to disclose its guarantees. The Company's guarantees in place as of June 30, 2004 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require the Company to provide additional collateral to support the guarantees. The Company has not recorded a liability associated with these guarantees as they were entered into prior to the adoption of FIN 45.

                                                                    GUARANTEED
                                                                       AMOUNT             MAXIMUM
                                                                   OUTSTANDING AT       GUARANTEED
                                                                   JUNE 30, 2004          AMOUNT
                                                                  ----------------   ----------------
DEBTOR                                                                     (in thousands)
CRDI - Eagle Ranch Metropolitan District - Letter of Credit (1)   $          7,583   $          7,583
Blue River Land Company, L.L.C.(2) (3)                                       2,162              6,300
Main Street Partners, L.P. - Letter of Credit (2) (4)                        4,250              4,250
                                                                  ----------------   ----------------
Total Guarantees                                                  $         13,995   $         18,133
                                                                  ================   ================

----------

(1) The Company provides a $7.6 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2) See Note 8, "Investments in Unconsolidated Companies," for a description of the terms of this debt.

(3) A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides an unconditional guarantee of up to 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $3.1 million outstanding at June 30, 2004 and the amount guaranteed was $2.2 million.

(4) The Company and its joint venture partner each obtained separate Letters of Credit to guarantee the repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

OTHER COMMITMENTS

         In 2003, the Company entered into a one year option agreement for the future sale of approximately 1.5 acres of undeveloped investment land located in Houston, Texas, for approximately $7.8 million. The Company received $0.01 million of consideration in 2003. The option agreement may be extended up to four years on a yearly basis at the option of the prospective purchaser for additional consideration.

         See Note 16, "COPI," for a description of the Company's commitments related to the agreement with COPI, executed on February 14, 2002.

CONTINGENCIES

        See Note 6, "Other Transactions," for information on the Company's $79.9 million contingent obligation included in the "Accounts payable, accrued expenses and other liabilities" line item in the Company's Consolidated Balance Sheet at June 30, 2004, related to the Fountain Place Office Property transaction.

         The Company has a contingent obligation of approximately $0.9 million related to a construction warranty matter. The Company believes it is probable that a significant amount would be recovered through reimbursements from third parties.

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

         Each Operating Partnership unit may be exchanged for either two common shares of the Company or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the six months ended June 30, 2004, there were 9,036 units exchanged for 18,072 common shares of the Company.

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

         The following table summarizes the minority interest as of June 30, 2004 and December 31, 2003:

                                                                         JUNE 30,      DECEMBER 31,
                                                                           2004            2003
                                                                       ------------    ------------
(in thousands)

Limited partners in the Operating Partnership                          $     91,844    $    108,706
Development joint venture partners - Residential Development Segment         28,988          31,305
Joint venture partners - Office Segment                                       8,831           8,790
Joint venture partners - Resort/Hotel Segment                                 6,209           7,028
Other                                                                          (146)             --
                                                                       ------------    ------------
                                                                       $    135,726    $    155,829
                                                                       ============    ============

         The following table summarizes the minority interests' share of net loss (income) for the six months ended June 30, 2004 and 2003:

                                                                        JUNE 30,   JUNE 30,
(in thousands)                                                           2004       2003
                                                                       ---------  ---------
Limited partners in the Operating Partnership                          $   3,737  $   1,027
Development joint venture partners - Residential Development Segment        (476)    (1,112)
Joint venture partners - Office Segment                                       41        126
Joint venture partners - Resort/Hotel Segment                                818        539
Other                                                                          6         --
                                                                       ---------  ---------
                                                                       $   4,126  $     580
                                                                       =========  =========



13. SHAREHOLDERS' EQUITY

DISTRIBUTIONS

         The following table summarizes the distributions paid or declared to common shareholders, unitholders and preferred shareholders during the six months ended June 30, 2004 (dollars in thousands, except per share amounts).

                                         PER SHARE                                                           ANNUAL
                                         DIVIDEND/                           RECORD         PAYMENT         DIVIDEND/
            SECURITY                   DISTRIBUTION       TOTAL AMOUNT        DATE           DATE         DISTRIBUTION
----------------------------------    ----------------    -------------    -----------    -----------     ------------

Common Shares/Units (1)               $          0.375    $      43,910       01/31/04       02/13/04     $       1.50
Common Shares/Units (1)               $          0.375    $      43,921       04/30/04       05/14/04     $       1.50
Series A Preferred Shares             $          0.422    $       5,991       01/31/04       02/13/04     $     1.6875
Series A Preferred Shares             $          0.422    $       5,991       04/30/04       05/14/04     $     1.6875
Series B Preferred Shares             $          0.594    $       2,019       01/31/04       02/13/04     $     2.3750
Series B Preferred Shares             $          0.594    $       2,019       04/30/04       05/14/04     $     2.3750

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

14. INCOME TAXES

TAXABLE CONSOLIDATED ENTITIES

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of taxable consolidated entities for financial reporting purposes and the amounts used for income tax purposes. For the six months ended June 30, 2004, the taxable consolidated entities were comprised of the taxable REIT subsidiaries of the Company.

         The Company intends to maintain its qualification as a REIT under
Section 856 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to federal corporate income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of REIT taxable income to its shareholders. Accordingly, the Company does not believe that it will be liable for current income taxes on its REIT taxable income at the federal level or in most of the states in which it operates. The Company consolidates certain taxable REIT subsidiaries, which are subject to federal and state income tax. For the six months ended June 30, 2004 and 2003, the Company's federal income tax benefit from continuing operations was $6.6 million and $5.5 million, respectively. The Company's $6.6 million income tax benefit at June 30, 2004 consists primarily of $5.2 million for the Residential Development Segment and $3.3 million for the Resort/Hotel Segment partially offset by $0.8 million tax expense for the Office Segment and $1.1 million expense for other taxable REIT subsidiaries.

         The Company's total net tax asset of approximately $27.9 million at June 30, 2004 includes $17.3 million of net deferred tax assets. SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. There was no change in the valuation allowance during the six months ended June 30, 2004.

15.    RELATED PARTY TRANSACTIONS

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

         As of June 30, 2004, the Company had approximately $38.0 million loan balances outstanding, inclusive of current interest accrued of approximately $0.2 million, to certain employees and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and unit incentive plans pursuant to an agreement approved by the Board of Trust Managers and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans bear interest at a rate of 2.52% per year, payable quarterly, and mature on July 28, 2012 and may be repaid in full or in part at any time without premium or penalty. Mr. Goff had a loan representing $26.4 million of the $38.0 million total outstanding loans at June 30, 2004. No conditions exist at June 30, 2004 which would cause any of the loans to be in default. Effective July 29, 2002, the Company ceased offering to its employees and trust managers the option to obtain loans pursuant to the Company's stock and unit incentive plans.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER

         On June 28, 2002, the Company purchased the home of an executive officer of the Company to facilitate the hiring and relocation of this executive officer. The purchase price was approximately $2.6 million, consistent with a third-party appraisal obtained by the Company. Shortly after the purchase of the home, certain changes in the business environment in Houston resulted in a weakened housing market. In May 2004, the Company completed the sale of the home for proceeds, net of selling costs, of approximately $1.8 million. The Company previously recorded an impairment charge of approximately $0.6 million, net of taxes, during the year ended December 31, 2003. The purchase was part of the officer's relocation agreement with the Company.

16. COPI

         On February 14, 2002, the Company and COPI entered into an agreement (the "Agreement") pursuant to which COPI and the Company agreed to jointly seek approval by the bankruptcy court of a pre-packaged bankruptcy plan for COPI. The Company agreed to fund certain of COPI's costs, claims and expenses relating to the bankruptcy and related transactions. From February 14, 2002 through June 30, 2004, the Company loaned to COPI, or paid directly on COPI's behalf, approximately $13.2 million to fund these costs, claims and expenses, $2.1 million of which was funded in the six months ended June 30, 2004. The Company also agreed to issue common shares with a dollar value of approximately $2.2 million to the COPI stockholders.

         In addition, the Company agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15.0 million obligation to Bank of America, together with any accrued interest. COPI obtained the loan from Bank of America primarily to participate in investments with the Company. As a condition to making the loan, Bank of America required Richard E. Rainwater, the Chairman of the Board of Trust Managers of the Company, and John C. Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of the Company, to enter into a support agreement with COPI and Bank of America, pursuant to which Messrs. Rainwater and Goff agreed to make additional equity investments in COPI under certain circumstances. The Company and COPI are assessing other alternatives for the sale of COPI's 40% interest in the tenant of the Temperature-Controlled Logistics properties, AmeriCold Logistics. At this time, the Company does not expect to spin-off to its shareholders a new entity that would purchase COPI's interest in AmeriCold Logistics. COPI has agreed that it will use the proceeds of the sale of its interest in AmeriCold Logistics to repay Bank of America in full.

         On March 10, 2003, COPI filed a plan under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. On June 22, 2004, the bankruptcy court confirmed the bankruptcy plan, as amended. Effectiveness of the pre-packaged bankruptcy plan for COPI is contingent upon a number of conditions, including the sale of COPI's interest in AmeriCold Logistics, the repayment of COPI's obligation to Bank of America prior to October 21, 2004 and the issuance by the Company of common shares to the COPI stockholders.

17. SUBSEQUENT EVENTS

ASSET ACQUISITIONS

         On August 6, 2004, the Company acquired Alhambra Plaza, a 318,000 square foot Class A Office Property, located in the Coral Gables submarket of Miami, Florida. The Company acquired the Office Property for approximately $72.3 million, funded by the Company's assumption of a $45.0 million loan from Wachovia Bank and a draw on the Company's credit facility. The Office Property is wholly-owned and will be included in the Company's Office Segment.

ASSET DISPOSITIONS

         On July 2, 2004, the Company completed the sale of the 5050 Quorum Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $8.9 million and a loss of approximately $0.1 million, net of minority interests. The Company previously recorded an impairment charge of approximately $0.8 million, net of minority interests, during the quarter ended March 31, 2004. The proceeds from the sale were used primarily to pay down the Company's credit facility. This property was wholly-owned. The Company will continue to provide management and leasing services for this property.

         On July 29, 2004, the Company completed the sale of the 12404 Park Central Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $9.3 million. During the three months ended June 30, 2004, the Company recorded an impairment charge of approximately $0.4 million, net of minority interests. The Company previously recorded impairment charges totaling approximately $3.6 million, net of minority interests, $2.9 million during the year ended December 31, 2003 and $0.7 million during the quarter ended March 31, 2004. The proceeds from the sale were used primarily to pay down the Bank of America Fund XII Term Loan. This property was wholly-owned. The Company will continue to provide management and leasing services for this property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Forward-Looking Statements..........................................     36

   Overview............................................................     37

   Recent Developments.................................................     40

   Results of Operations

        Three and six months ended June 30, 2004 and 2003..............     42

   Liquidity and Capital Resources

        Cash Flows for the six months ended June 30, 2004..............     49

   Equity and Debt Financing...........................................     53

   Unconsolidated Investments..........................................     57

   Significant Accounting Policies.....................................     58

   Funds from Operations...............................................     62

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

         The following factors might cause such a difference:

o The Company's ability, at its office properties, to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration on favorable terms, which continue to be adversely affected by existing real estate conditions (including vacancy rates in particular markets, decreased rental rates and competition from other properties) and may be adversely affected by general economic downturns;

o The continuation of relatively high vacancy rates and reduced rental rates in the Company's office portfolio as a result of the conditions within the Company's principal markets;

o Adverse changes in the financial condition of existing tenants, in particular El Paso Energy and its affiliates which provide 4.6% of the Company's annualized office revenues;

o Further deterioration in the resort/business-class hotel markets or in the market for residential land or luxury residences, including single-family homes, townhomes and condominiums, or in the economy generally;

o Financing risks, such as the Company's ability to generate revenue sufficient to service and repay existing or additional debt, increases in debt service associated with increased debt and with variable-rate debt, the Company's ability to meet financial and other covenants and the Company's ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

o The ability of the Company to dispose of its investment land, and other non-core assets, on favorable terms and within anticipated time frames;

o The ability of the Company to reinvest available funds at anticipated returns and consummate anticipated office acquisitions and within anticipated time frames;

o Further or continued adverse conditions in the temperature-controlled logistics business (including both industry-specific conditions and a general downturn in the economy) which may further jeopardize the ability of the tenant to pay all current and deferred rent due;

o The ability of the Company and COPI to satisfy the remaining conditions to achieve effectiveness of the COPI bankruptcy plan, including COPI's sale of the temperature-controlled logistics tenant, its repayment of the loan from Bank of America prior to October 21, 2004, and the Company's issuance of Company common shares to the COPI stockholders;

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

                                    OVERVIEW

         The Company is a REIT with assets and operations divided into four investment segments: Office, Resort/Hotel, Residential Development and Temperature-Controlled Logistics. The primary business of the Company is its Office Segment, which consisted of 75 Office Properties and represented 67% of gross assets as of June 30, 2004.

         Capital flows in the real estate industry have changed significantly over the last few years. Institutions as well as other investors, principally U.S. pension funds, have increased their allocation to real estate and it appears that this will continue for the foreseeable future. This inflow of capital has created a uniquely attractive environment for the sale of assets as well as joint ventures. Likewise, the acquisition environment is highly competitive, making it more difficult to provide returns to common equity that are comparable to those achieved in acquisitions made during the 1990's.

         The Company has adapted its strategy to align itself with institutional partners, with the goal of transitioning towards being a real estate investment management company. Rather than competing with the substantial inflow of capital into the acquisition market, the Company is focusing on acquiring assets jointly with these institutional investors, moving existing assets into joint-venture arrangements with these investors, and capitalizing on its award-winning platform in office management and its leasing expertise to continue to provide these services, for a fee, for the properties in the ventures. Where possible, the Company will strive to negotiate performance based incentives that allow for additional equity to be earned if return targets are exceeded.

         Consistent with this strategy, the Company continually evaluates its existing portfolio for potential joint-venture opportunities. In the near to mid-term, the Company could more than double its existing level of joint ventures to over $2 billion by contributing existing assets to ventures. As with previous ventures, the Company would be a minority partner but would continue to provide leasing and management services to the ventures. In addition, the Company is targeting the sale of an additional $200 million in non-core assets by the end of 2004, including land holdings that are currently not contributing to the Company's earnings. Also included in these sales, are two business class hotels which the Company believes it can sell at attractive gains, and at the same time further simplify its business model. As these ventures and sales are completed, the Company will assess the potential benefits of utilizing a portion of the net proceeds to repurchase Company shares consistent with the requirements of its existing debt.

OFFICE SEGMENT

         The following table shows the performance factors used by management to assess the operating performance of the Office Segment.

                                                                                           2004               2003
                                                                                        -----------        ------------
  Economic Occupancy (at June 30 and December 31)                                         86.1%  (1)          84.0%  (1)
  Leased Occupancy (at June 30 and December 31)                                           87.2%  (2)          86.4%  (2)
  In-Place Weighted Average Full-Service Rental Rate (at June 30 and December 31)       $23.08              $22.63
  Tenant Improvement and Leasing Costs per Sq. Ft. (three months ended June 30)         $ 3.46              $ 3.34
  Tenant Improvement and Leasing Costs per Sq. Ft. (six months ended June 30)           $ 3.14              $ 3.26
  Average Lease Term (three months ended June 30)                                    5.9 years           6.7 years
  Average Lease Term (six months ended June 30)                                      6.4 years           6.8 years
  Same-Store NOI(3) (Decline) (three months ended June 30)                                (2.9)% (5)         (12.9)% (4)
  Same-Store NOI(3)  (Decline) (six months ended June 30)                                 (3.5)% (5)         (11.5)% (4)
  Same-Store Average Occupancy (three months ended June 30)                               86.1%  (5)          85.7%  (5)
  Same-Store Average Occupancy (six months ended June 30)                                 85.8%  (5)          85.7%  (5)

----------
(1) Economic occupancy reflects the occupancy of all tenants paying rent. Excluding held for sale properties, economic occupancy is 87.0% and 84.8% at June 30, 2004 and December 31, 2003, respectively.

(2) Leased occupancy reflects the amount of contractually obligated space, whether or not commencement has occurred. Excluding held for sale properties, leased occupancy is 88.1% and 87.3% at June 30, 2004 and December 31, 2003, respectively.

(3) Same-store NOI (net operating income) represents office property net income excluding depreciation, amortization, interest expense and non-recurring items such as lease termination fees for Office Properties owned for the entirety of the comparable periods.

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

         The Company's tenant base continues to be diversified, with the top five tenants accounting for approximately 11.2% of total Office Segment rental revenues for the six months ended June 30, 2004. The loss of one or more of the Company's major tenants, in particular El Paso Energy and its affiliates which provide 4.6% of the Company's annualized Office Segment revenues, would have a temporary adverse effect on the Company's financial condition and results of operations until the Company is able to re-lease the space previously leased to these tenants.

RESORT/HOTEL SEGMENT

         The following table shows the performance factors used by management to assess the operating performance of the Resort/Hotel Segment, excluding held-for-sale properties.

                                                              FOR THE THREE MONTHS ENDED JUNE 30,
                                             ---------------------------------------------------------------------------------
                                                                                                             REVENUE
                                                    AVERAGE                     AVERAGE                        PER
                                                   OCCUPANCY                     DAILY                      AVAILABLE
                                                     RATE                        RATE                    ROOM/GUEST NIGHT
                                             ----------------------    --------------------------    -------------------------
                                               2004         2003          2004            2003          2004           2003
                                             ---------    ---------    ----------     -----------    ----------    -----------
Upscale Business Class Hotels                  64%           67%        $    109      $      114            70      $      76
Luxury and Destination Fitness Resorts         64            68              489             444           299            290
Total/Weighted Average for Resort/Hotel
  Properties                                   64%           67%        $    328      $      305           204      $     201

                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                             ---------------------------------------------------------------------------------
                                                                                                             REVENUE
                                                    AVERAGE                     AVERAGE                        PER
                                                   OCCUPANCY                     DAILY                      AVAILABLE
                                                     RATE                        RATE                    ROOM/GUEST NIGHT
                                             ----------------------    --------------------------    -------------------------
                                               2004         2003         2004             2003          2004           2003
                                             ---------    ---------    ----------     -----------    ----------    -----------
Upscale Business Class Hotels                  64%          71%         $    116      $      116            74      $       83
Luxury and Destination Fitness Resorts         66           69               523             490           335             330
Total/Weighted Average for Resort/Hotel
  Properties                                   65%          70%         $    354      $      329           227      $      227

         Decreases in occupancy at the Company's upscale business class hotels are primarily attributable to increased competition in the convention business causing major cities to compete for conventions that have historically gone to secondary markets and new convention style hotels adding approximately 1,200 rooms in the Houston market and approximately 800 rooms in the Austin market. The occupancy decrease at the Company's luxury and destination fitness resorts is partially driven by decreased occupancy at Sonoma Mission Inn (from 74% in the second quarter 2003 to 62% in the second quarter 2004) as a result of the renovation of 97 rooms which were taken out of service in November 2003. Renovation was completed in the second quarter of 2004 and the 97 rooms were put back into service. In addition, occupancy decreased 25 percentage points (from 81% in the second quarter 2003 to 56% in the second quarter 2004) at Ventana Inn as a result of the renovation of 12 suites which were taken out of service in April 2004. The Company anticipates a minimal change in occupancy and a modest increase in revenue per available room in 2004 at the Resort/Hotel Properties as the economy and the travel industry continue to recover offset by the financial impact of Sonoma Mission Inn and Ventana Inn renovations in 2004.

RESIDENTIAL DEVELOPMENT SEGMENT

         The following tables show the performance factors used by management to assess the operating performance of the Residential Development Segment. Information is provided for the Desert Mountain Residential Development Property and the CRDI Residential Development Properties, which represent the Company's significant investments in this Segment as of June 30, 2004.

Desert Mountain

                                                 FOR THE THREE MONTHS ENDED JUNE 30,
                                           -------------------------------------------------
                                                    2004                      2003
                                           -----------------------    ----------------------
   Residential Lot Sales                                23                        11
   Average Sales Price per Lot (1)                $683,000                  $652,000

----------

(1)   Includes equity golf membership

                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                           -------------------------------------------------
                                                    2004                      2003
                                             -----------------------    --------------------
   Residential Lot Sales                                39                        24
   Average Sales Price per Lot (1)                $792,000                  $675,000

----------

(1)   Includes equity golf membership

         Desert Mountain is in the latter stages of development and has primarily its premier lots remaining in inventory. An increase in lot sales, combined with higher average sales prices in 2004 compared to 2003, is expected to result in improved results in 2004.

CRDI

                                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                                                        ---------------------------------------
                                                                             2004                       2003
                                                                        --------------             ------------

Residential Lot Sales                                                               92                       17
Residential Unit Sales                                                               4                       25
Residential Timeshare Units                                                       2.87                        1
Average Sales Price per Residential Lot                                     $   95,000               $   51,000
Average Sales Price per Residential Unit                                    $1,030,000               $1,241,000
Average Sales Price per Residential Equivalent Timeshare Unit               $2,143,000               $1,389,000

                                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                                                            -----------------------------------
                                                                              2004                      2003
                                                                            ----------               ----------
Residential Lot Sales                                                              119                       25
Residential Unit Sales                                                              11                       40
Residential Timeshare Units                                                       3.42                        3
Average Sales Price per Residential Lot                                     $  121,000               $   44,000
Average Sales Price per Residential Unit                                    $1,015,000               $1,165,000
Average Sales Price per Residential Equivalent Timeshare Unit               $2,024,000               $1,374,000

         CRDI, which invests primarily in mountain resort residential real estate in Colorado and California and residential real estate in downtown Denver, Colorado, is highly dependent upon the national economy and customer demand. In 2004, management expects that CRDI will be primarily affected by product mix available at its Residential Development Properties as product inventory is developed in 2004 for delivery in 2005.

LIQUIDITY

         The Company's primary sources of liquidity are cash flows from operations, its credit facility, return of capital from the Residential Development segment, and proceeds from asset sales and joint ventures. The Company believes cash flows from operations will be sufficient to offset normal operating expenses, as well as capital requirements (including property improvements, tenant improvements and leasing commissions) in 2004. The cash flow from the Residential Development segment is cyclical in nature and primarily focused in the last quarter of each year. The Company expects to meet any interim short falls in operating cash flow caused by this cyclicality through working capital draws under the credit facility. As of June 30, 2004, the Company had $151.9 million in borrowing capacity remaining under its credit facility. However, net cash flows from operations are not anticipated to fully cover the projected dividends on the Company's common stock for the next 18 months. The Company expects to use return of capital from the Residential Development Segment, estimated at approximately $85 million for 2004, and business initiatives including investment land sales and other income to cover the shortfall.

         Through the sale of the Woodlands in December 2003, the issuance of preferred shares and additional financing of Temperature-Controlled Logistics this year, and planned additional leverage on Hughes Center assets, the Company has an additional $260 million in liquidity to make new investments throughout 2004, of which $63 million has been invested through June 30, 2004. Additionally, the Company continues to execute on its capital recycling program and has sold six office properties generating proceeds, net of selling costs, of $94.2 million which were used to pay down a portion of the Bank of America Fund XII Term Loan and to reduce the amount outstanding under the credit facility.

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

         On March 31, 2004, the Company acquired Dupont Centre, a 250,000 square foot Class A office property, located in the John Wayne Airport submarket of Irvine, California. The Company acquired the Office Property for approximately $54.3 million, funded by a draw on the Company's credit facility and subsequently placed a $35.5 million non-recourse first mortgage loan on the property. This Office Property is wholly-owned and included in the Company's Office Segment.

         On May 10, 2004, the Company completed the purchase of the remaining Hughes Center Office Property in Las Vegas, Nevada for approximately $18.3 million. The purchase was funded by a draw on the Company's credit facility. This Office Property is wholly-owned and included in the Company's Office Segment.

         On August 6, 2004, the Company acquired Alhambra Plaza, a 318,000 square foot Class A Office Property, located in the Coral Gables submarket of Miami, Florida. The Company acquired the Office Property for approximately $72.3 million, funded by the Company's assumption of $45.0 million loan from Wachovia Bank and a draw on the Company's credit facility. The Office Property is wholly-owned and will be included in the Company's Office Segment.

UNDEVELOPED LAND

         On March 1, 2004, in accordance with the agreement to acquire the Hughes Center Properties, the Company completed the purchase of two tracts of undeveloped land in Hughes Center from the Rouse Company for $10.0 million. The purchase was funded by a $7.5 million loan from the Rouse Company and a draw on the Company's credit facility.

ASSET DISPOSITIONS

         On March 23, 2004, the Company completed the sale of the 1800 West Loop South Office Property in Houston, Texas. The sale generated proceeds, net of selling costs, of approximately $28.2 million and a net gain of approximately $0.2 million, net of minority interests. The Company previously recorded an impairment charge of approximately $13.9 million, net of minority interests, during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Company's credit facility. This property was wholly-owned.

         On March 31, 2004, the Company sold its last remaining behavioral healthcare property. The sale generated proceeds, net of selling costs, of approximately $2.0 million and a net loss of approximately $0.3 million, net of minority interests. This property was wholly-owned.

         On April 13, 2004, the Company completed the sale of the Liberty Plaza Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $10.8 million and a net loss of approximately $0.2 million, net of minority interests. The Company previously recorded an impairment charge of approximately $3.6 million, net of minority interests, during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Company's credit facility. This property was wholly-owned.

         On June 17, 2004, the Company completed the sale of the Ptarmigan Place Office Property in Denver, Colorado. The sale generated proceeds, net of selling costs, of approximately $25.3 million and a net loss of approximately $2.0 million, net of minority interests. The Company previously recorded an impairment charge of approximately $0.5 million, net of minority interests, during the quarter ended March 31, 2004. In addition, the Company completed the sale of approximately 3.0 acres of undeveloped land adjacent to Ptarmigan Place. The sale generated proceeds, net of selling costs, of approximately $2.9 million and a net gain of approximately $0.9 million. The proceeds from these sales were used to pay down a portion of the Company's Bank of America Fund XII Term Loan. The property and adjacent land were wholly-owned.

         On June 29, 2004, the Company completed the sale of the Addison Tower Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $8.8 million and a net gain of approximately $0.2 million, net of minority interests. The proceeds from the sale were used primarily to pay down the Company's credit facility. This property was wholly-owned.

         On July 2, 2004, the Company completed the sale of the 5050 Quorum Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $8.9 million and a loss of approximately $0.1 million, net of minority interests. The Company previously recorded an impairment charge of approximately $0.8 million, net of minority interests, during the quarter ended March 31, 2004. The proceeds from the sale were used primarily to pay down the Company's credit facility. This property was wholly-owned. The Company will continue to provide management and leasing services for this property.

         On July 29, 2004, the Company completed the sale of the 12404 Park Central Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $9.3 million. During the three months ended June 30, 2004, the Company recorded an impairment charge of approximately $0.4 million, net of minority interests. The Company previously recorded impairment charges totaling approximately $3.6 million, net of minority interests, $2.9 million during the year ended December 31, 2003 and $0.7 million during the quarter ended March 31, 2004. The proceeds from the sale were used primarily to pay down the Bank of America Fund XII Term Loan. This property was wholly-owned. The Company will continue to provide management and leasing services for this property.

OTHER TRANSACTIONS

         On June 28, 2004, the Company completed a transaction related to the Fountain Place Office Property with Crescent FP Investors, L.P., ("FP Investors"), a limited partnership that is owned 99.9% by LB FP L.L.C., an affiliate of Lehman Brothers Holding, Inc., (the affiliate is referred to as "Lehman"), and 0.1% by the Company. In the transaction, the Fountain Place Office Property was, for tax purposes, sold to FP Investors for $168.2 million, including the assumption by FP Investors of a new $90.0 million loan from Lehman Capital. The Company received net proceeds of approximately $78.2 million. This transaction resulted in the completion of a reverse Section 1031 like-kind exchange associated with the Company's prior purchase of a portion of the Hughes Center office portfolio.

         Included in the terms of this transaction is a provision which provides Lehman the unconditional right to require the Company to purchase Lehman's interest in FP Investors for an agreed upon fair value of $79.9 million at any time until November 30, 2004. For GAAP purposes, under SFAS No. 66, "Accounting for Sales of Real Estate," this unconditional right, or contingency, results in the transaction requiring accounting associated with a financing transaction. As a result, no gain has been recorded on the transaction and the Company's accompanying financial statements continue to include the Office Property, related debt and operations until expiration of the contingency. The fair value of the contingency, $79.9 million, is included in the "Accounts payable, accrued expenses and other liabilities" line item in the Company's Consolidated Balance Sheet at June 30, 2004.

         Also on June 28, 2004, the Company paid off the $220.0 million Deutsche Bank - CMBS loan with proceeds from the Fountain Place Office Property transaction and a draw on the Company's revolving credit facility. See Note 9, "Notes Payable and Borrowings Under Credit Facility," included in Item 1, "Financial Statements," for further information relating to the $90.0 million loan with Lehman Capital, secured by the Fountain Place Office Property.

RESULTS OF OPERATIONS

         The following table shows the Company's variance in dollars between the three and six months ended June 30, 2004 and 2003.



                                                                   TOTAL VARIANCE IN   TOTAL VARIANCE IN
                                                                    DOLLARS BETWEEN    DOLLARS BETWEEN
                                                                   THE THREE MONTHS    THE SIX MONTHS
                                                                     ENDED JUNE 30,     ENDED JUNE 30,
                                                                   -----------------   -----------------
                                                                     (in millions)      (in millions)
                                                                     2004 AND 2003      2004 AND 2003
                                                                   -----------------   ----------------
REVENUE:
  Office Property                                                   $          13.0    $          14.7
  Resort/Hotel Property                                                         1.0               (0.3)
  Residential Development Property                                             (6.4)              (2.4)
                                                                    ---------------    ---------------
     TOTAL PROPERTY REVENUE                                         $           7.6    $          12.0
                                                                    ---------------    ---------------

EXPENSE:
  Office Property real estate taxes                                 $          (0.4)   $          (0.5)
  Office Property operating expenses                                            2.2                3.3
  Resort/Hotel Property expense                                                 2.5                2.6
  Residential Development Property expense                                     (3.8)              (4.7)
                                                                    ---------------    ---------------
     TOTAL PROPERTY EXPENSE                                                     0.5                0.7
                                                                    ---------------    ---------------
                                                                                                                                   o

     INCOME FROM PROPERTY OPERATIONS                                $           7.1    $          11.3
                                                                    ---------------    ---------------

OTHER INCOME (EXPENSE):
  Income from investment land sales, net                            $          (0.7)              (0.7)
  Gain on joint venture of properties, net                                       --    $          (0.1)
  Interest and other income                                                     1.8                3.1
  Corporate general and administrative                                         (1.1)              (2.1)
  Interest expense                                                             (2.4)              (4.2)
  Amortization of deferred financing costs                                     (0.5)              (1.8)
  Extinguishment of debt                                                       (1.0)              (2.9)
  Depreciation and amortization                                                (9.5)             (13.1)
  Impairment charges related to real estate assets                               --                1.2
  Other expenses                                                                0.6                0.8
  Equity in net income (loss) of unconsolidated companies:
     Office Properties                                                         (1.1)              (1.6)
     Resort/Hotel Properties                                                   (1.4)              (2.4)
     Residential Development Properties                                        (1.9)              (2.8)
     Temperature-Controlled Logistics Properties                               (2.3)              (4.7)
     Other                                                                     (0.7)               0.2
                                                                    ---------------    ---------------
     TOTAL OTHER INCOME (EXPENSE)                                   $         (20.2)   $         (31.1)
                                                                    ---------------    ---------------

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND
INCOME TAXES                                                        $         (13.1)   $         (19.8)

  Minority interests                                                            3.3                3.6
  Income tax benefit                                                            2.3                1.1
                                                                    ---------------    ---------------

LOSS BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE                                      $          (7.5)   $         (15.1)

  Income from discontinued operations, net of minority interests               (0.9)              (2.6)
  Impairment charges related to real estate assets from
       discontinued operations, net of minority interests                       0.4               11.8
  Loss on real estate from discontinued operations, net of
       minority interests                                                      (2.0)              (1.8)
  Cumulative effect of a change in accounting principle                          --               (0.4)
                                                                    ---------------    ---------------

NET (LOSS) INCOME                                                   $         (10.0)   $          (8.1)

  Series A Preferred Share distributions                                       (1.4)              (2.6)
  Series B Preferred Share distributions                                         --                 --
                                                                    ---------------    ---------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                           $         (11.4)   $         (10.7)
                                                                    ===============    ===============

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 TO THE THREE MONTHS ENDED JUNE 30, 2003

PROPERTY REVENUES

         Total property revenues increased $7.6 million, or 3.5%, to $227.6 million for the three months ended June 30, 2004, as compared to $220.0 million for the three months ended June 30, 2003. The primary components of the increase in total property revenues are discussed below.

     o Office Property revenues increased $13.0 million, or 10.9%, to $131.8 million, primarily due to:

               o an increase of $12.0 million from the acquisitions of The Colonnade in August 2003, the Hughes Center Properties in December 2003 through May 2004, and Dupont Centre in March 2004;

               o    an increase of $5.0 million in net lease termination fees;
                    and

               o an increase of $0.6 million primarily resulting from third party management services and related direct expense reimbursements; partially offset by

               o a decrease of $4.7 million from the 54 consolidated Office Properties (excluding 2003 and 2004 acquisitions and properties held for sale) that the Company owned or had an interest in, primarily due to a decrease in full service weighted average rental rates, a decrease in recoveries due to expense reductions, and a decline in net parking revenue, partially offset by a 0.4 point increase in same-store average occupancy (from 85.7% to 86.1%).

     o Resort/Hotel Property revenues increased $1.0 million, or 2.5%, to $40.3 million, primarily due to:

               o an increase of $1.2 million at the Luxury and Destination Fitness Resorts, primarily Canyon Ranch Tucson and Canyon Ranch Lenox, related to a 3% increase in revenue per available room (from $290 to $299) as a result of a 10% increase in average daily rate (from $444 to $489).

     o Residential Development Property revenues decreased $6.4 million, or 10.3%, to $55.6 million, primarily due to:

               o a decrease of $17.3 million in CRDI revenues related to product mix in lots and units available for sale in 2004 versus 2003, primarily at the One Vendue project in Charleston, South Carolina which had sales in 2003, but none in 2004 as the project sold out in 2003; partially offset by

               o an increase of $8.9 million in real estate sales primarily due to increased lot sales at DMDC of 12 lots (from 11 to 23) and increased lot sales at MVDC of 10 lots (from 3 to 13 lots); and

               o an increase of $1.8 million in club revenue at DMDC and CRDI primarily due to increased membership levels at DMDC and the full impact in 2004 of the sale of Tahoe Club memberships at the Tahoe Mountain Resorts Property, which began selling memberships in mid-2003.

PROPERTY EXPENSES

         Total property expenses increased $0.5 million, or 0.3%, to $148.0 million for the three months ended June 30, 2004, as compared to $147.5 million for the three months ended June 30, 2003. The primary components of the variances in property expenses are discussed below.

     o Office Property expenses increased $1.8 million, or 3.1%, to $60.4 million, primarily due to:

               o an increase of $4.1 million from the acquisition of The Colonnade in August 2003, the Hughes Center Properties in December 2003 through May 2004 and Dupont Centre in March 2004; and

               o an increase of $0.4 million related to the cost of providing third party management services to joint venture properties, which is offset by increased third party fee income and direct expense reimbursements; partially offset by

               o a decrease of $2.6 million from the 54 consolidated Office Properties (excluding 2003 and 2004 acquisitions and properties held for sale) that the Company owned or had an interest in, primarily due to:

                            o $1.9 million decrease in property taxes and insurance;

                            o $1.5 million decrease in utilities expense; partially offset by

                            o    $0.4 million increase in administrative
                                 expenses.

     o Resort/Hotel Property expenses increased $2.5 million, or 7.5%, to $35.8 million, due to:

               o an increase of $1.9 million in operating expenses, general and administrative costs, and advertising at the Destination Fitness Resorts primarily related to increases in employee health insurance costs and an increase in occupancy of 5 percentage points at Canyon Ranch Tucson; and

               o an increase of $0.6 million in operating expenses at the resorts.

     o Residential Development Property expenses decreased $3.8 million, or 6.8%, to $51.8 million, primarily due to:

               o a decrease of $15.6 million primarily due to a reduction in cost of sales related to product mix in lots and units available for sale in 2004 versus 2003 at CRDI, primarily at the One Vendue project in Charleston, South Carolina which had sales in 2003, but none in 2004 as the project sold out in 2003; partially offset by

               o an increase of $6.8 million in DMDC and MVDC cost of sales due to increased lot sales compared to 2003;

               o an increase of $2.4 million in marketing expenses at certain CRDI projects; and

               o an increase of $2.0 million in club operating expenses due to an increase in membership and restaurant addition at CRDI and the golf course additions at DMDC.

OTHER INCOME/EXPENSE

         Total other expenses increased $20.2 million, or 26.0%, to $97.8 million for the three months ended June 30, 2004, compared to $77.6 million for the three months ended June 30, 2003. The primary components of the increase in total other expenses are discussed below.

         OTHER INCOME

         Other income decreased $6.3 million, or 87.7%, to $1.0 million for the three months ended June 30, 2004, as compared to $7.3 million for the three months ended June 30, 2003. The primary components of the decrease in other income are discussed below.

     o Interest and other income increased $1.8 million primarily due to $0.7 million of interest on U.S. Treasury and government sponsored agency securities purchased in December 2003 and January 2004 related to debt defeasance, $0.5 million of dividends received on other marketable securities and a $0.3 million increase in interest on certain notes resulting from note amendments in December 2003.

     o Equity in net income of unconsolidated companies decreased $7.4 million, or 164.4%, to a $2.9 million loss, primarily due to:

               o a decrease of $3.0 million in equity in net income ($1.9 million attributable to Residential Development Properties and $1.1 million to Office Properties) primarily due to net income recorded in 2003 for the Company's interests in the entities through which the Company held its interests in The Woodlands, which were sold in December 2003;

               o a decrease of $2.3 million in Temperature-Controlled Logistics Properties equity in net income primarily due to a decrease in rental revenues net of deferred rent and an increase in interest expense primarily attributable to the $254.4 million financing with Morgan Stanley Mortgage Capital, Inc. in February 2004; and

               o a decrease of $1.4 million in Resort/Hotel Properties equity in net income primarily due to net income recorded in 2003 for the Company's interest in the Ritz-Carlton Hotel Property, which was sold in November 2003, and included a $1.1 million payment which the Company received from the operator of the Resort/Hotel Property pursuant to the terms of the operating agreement because the property did not achieve the specified net operating income level.

          OTHER EXPENSES

         Other expenses increased $13.9 million, or 16.4%, to $98.8 million for the three months ended June 30, 2004, as compared to $84.9 million for the three months ended June 30, 2003. The primary components of the increase in other expenses are discussed below.


     o Depreciation expense increased $9.5 million, or 28.9%, to $42.4 million, primarily due to:

               o $7.6 million increase in Office Property depreciation expense, attributable to:

                            o $3.2 million from the acquisitions of The Colonnade in August 2003 and the Hughes Center Properties in December 2003 through May 2004, and Dupont Centre in March 2004; and

                            o $4.4 million due to an increase in leasehold improvements, lease commissions, building improvements, and accelerated depreciation of leasehold improvements and lease commissions upon lease terminations;

               o $1.5 million increase in Residential Development Property depreciation expense; and

               o $0.6 million increase in Resort/Hotel Property depreciation expense.

               o Interest expense increased $2.4 million, or 5.6%, to $45.4 million due to an increase of approximately $273.0 million in the weighted average debt balance, partially offset by a
                    0.76 percentage point decrease in the weighted average interest rate (from 7.18% to 6.42%) primarily due to the refinancing and new financings of fixed rate debt at lower interest rates and the termination of $400.0 million in cash flow hedges, which were replaced with $400.0 million of cash flow hedges resulting in a 3.1 percentage point reduction in strike prices (from 6.6% to 3.5%).

          o Corporate general and administrative expense increased $1.1 million, or 19.3%, to $6.8 million primarily due to salary merit increases, cost increases of employee benefits and restricted stock compensation recorded in 2004.

          o Extinguishment of debt increased $1.0 million due to the write off of deferred financing costs associated with the reduction of the Bank of America Fund XII Term Loan funded by proceeds from the sale of the Ptarmigan Place Office Property and adjacent land and the payoff of the $220.0 million Deutsche Bank-CMBS Loan in June 2004 funded with proceeds from the Fountain Place Office Property transaction and a draw on the credit facility.

          o Amortization of deferred financing costs increased $0.5 million, or 19.2%, to $3.1 million primarily due to the addition of deferred financing costs related to debt restructuring and refinancing associated with the $275.0 million secured loan with Bank of America and Deutsche Bank in January 2004.

DISCONTINUED OPERATIONS

         Income from discontinued operations on assets sold and held for sale decreased $2.5 million, or 69.4%, to $1.1 million, primarily due to:

     o a decrease of $2.2 million, net of minority interests, due to an aggregate $2.1 million loss on three Office Properties sold in 2004 compared to a $0.1 million gain on one Office Property in 2003;

     o a decrease of $0.9 million, net of minority interests, due to the reduction of net income associated with properties held for sale in 2004 compared to 2003;

     o a decrease of $0.4 million, net of minority interests, due to the impairment of one Office Property in 2004; partially offset by

     o an increase of $0.8 million, net of minority interests, due to impairments recorded in 2003 on behavioral healthcare properties.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 TO THE SIX MONTHS ENDED JUNE 30, 2003

PROPERTY REVENUES

         Total property revenues increased $12.0 million, or 2.8%, to $447.9 million for the six months ended June 30, 2004, as compared to $435.9 million for the six months ended June 30, 2003. The primary components of the increase in total property revenues are discussed below.

     o Office Property revenues increased $14.7 million, or 6.1%, to $254.4 million, primarily due to:

               o an increase of $20.8 million from the acquisitions of The Colonnade in August 2003, the Hughes Center Properties in December 2003 through May 2004, and Dupont Centre in March 2004;

               o    an increase of $4.2 million in net lease termination fees;

               o an increase of $1.6 million primarily resulting from third party management services and related direct expense reimbursements; partially offset by

               o a decrease of $11.2 million from the 54 consolidated Office Properties (excluding 2003 and 2004 acquisitions and properties held for sale) that the Company owned or had an interest in, primarily due to a decrease in full service weighted average rental rates, a decrease in recoveries due to expense reductions, and a decline in net parking revenues; and

               o a decrease of $0.8 million due to nonrecurring revenue earned in 2003.

     o Residential Development Property revenues decreased $2.4 million, or 2.3%, to $103.3 million, primarily due to:

               o a decrease of $22.6 million in CRDI revenues related to product mix in lots and units available for sale in 2004 versus 2003, primarily at the One Vendue project in Charleston, South Carolina which had sales in 2003, but none in 2004 as the project sold out in 2003, partially offset by the Old Greenwood project in Tahoe, California which had sales in 2004, but none in the six months ended June 30, 2003 as product was not available for sale until December 2003; partially offset by

               o an increase of $17.1 million primarily due to increased sales of 15 lots (from 24 to 39) at DMDC and increased sales of 12 lots (from 4 to 16 lots) at MVDC; and

               o an increase of $3.5 million in club revenue at DMDC and CRDI primarily due to increased membership levels at DMDC and the full impact in 2004 of the sale of Tahoe Club memberships at the Tahoe Mountain Resorts Property, which began selling memberships in mid-2003.

PROPERTY EXPENSES

         Total property expenses increased $0.7 million, or 0.2%, to $287.4 million for the six months ended June 30, 2004, as compared to $286.7 million for the six months ended June 30, 2003. The primary components of the variances in property expenses are discussed below.

     o Office Property expenses increased $2.8 million, or 2.4%, to $119.2 million, primarily due to:

               o an increase of $6.7 million from the acquisition of The Colonnade in August 2003, the Hughes Center Properties in December 2003 through May 2004 and Dupont Centre in March 2004; and

               o an increase of $0.7 million related to the cost of providing third party management services to joint venture properties, which is offset by increased third party fee income and direct expense reimbursements; partially offset by

               o a decrease of $4.0 million from the 54 consolidated Office Properties (excluding 2003 and 2004 acquisitions and properties held for sale) that the Company owned or had an interest in, primarily due to:

                            o $3.5 million decrease in property taxes, insurance and legal fees;

                            o $2.2 million decrease in building repairs and maintenance; partially offset by

                            o    $0.6 million increase in administrative
                                 expenses; and

                            o $0.5 million increase in nonrecoverable leasing costs.

          o Resort/Hotel Property expenses increased $2.6 million, or $3.5%, to $75.9 million, primarily due to:

                    o an increase of $3.6 million in operating expenses, general and administrative costs, and advertising at the Destination Fitness Resorts primarily related to increases in employee health insurance costs and an increase in occupancy of 2 percentage points at Canyon Ranch Tucson; offset by

                    o a decrease of $0.7 million in resort property operating and management fee expense related to a 6 percentage point decrease in occupancy (from 60% to 54%).

     o Residential Development Property expenses decreased $4.7 million, or 4.8%, to $92.3 million, primarily due to:

                o a decrease of $22.0 million primarily due to a reduction in cost of sales related to product mix in lots and units available for sale in 2004 versus 2003 at CRDI primarily at the One Vendue project in Charleston, South Carolina which had sales in 2003, but none in 2004 as the project sold out in 2003, partially offset by the Old Greenwood project in Tahoe, California which had sales in 2004, but none in the six months ended June 30, 2003 as product was not available for sale until December 2003; partially offset by

               o an increase of $10.1 million in DMDC and MVDC cost of sales due to increased lot sales compared to 2003;

               o an increase of $4.1 million in marketing expenses at certain CRDI projects; and

               o an increase of $3.5 million in club operating expenses due to an increase in membership and restaurant addition at CRDI and the golf course additions at DMDC.

OTHER INCOME/EXPENSE

         Total other expenses increased $31.1 million, or 19.3%, to $192.1 million for the six months ended June 30, 2004, compared to $161.0 million for the six months ended June 30, 2003. The primary components of the increase in total other expenses are discussed below.

         OTHER INCOME

         Other income decreased $9.0 million, or 71.4%, to $3.6 million for the six months ended June 30, 2004, as compared to $12.6 million for the six months ended June 30, 2003. The primary components of the decrease in other income are discussed below.

     o Interest and other income increased $3.1 million primarily due to $1.4 million of interest on U.S. Treasury and government sponsored agency securities purchased in December 2003 and January 2004 related to debt defeasance, $0.7 million of dividends received on other marketable securities and a $0.5 million increase in interest on certain notes resulting from note amendments in December 2003.

     o Equity in net income of unconsolidated companies decreased $11.3 million, or 137.8%, to a $3.1 million loss, primarily due to:

               o a decrease of $4.7 million in Temperature-Controlled Logistics Properties equity in net income primarily due to a decrease in rental revenues net of deferred rent and an increase in interest expense primarily attributable to the $254.4 million financing with Morgan Stanley Mortgage Capital, Inc. in February 2004;

               o a decrease of $4.4 million equity in net income ($2.8 million attributable to Residential Development Properties and $1.6 million to Office Properties) primarily due to net income recorded in 2003 for the Company's interests in the entities through which the Company held its interests in The Woodlands, which were sold in December 2003; and

               o a decrease of $2.4 million in Resort/Hotel Properties equity in net income primarily due to net income recorded in 2003 for the Company's interest in the Ritz-Carlton Hotel Property which was sold in November 2003 and included a $1.1 million payment which the Company received from the operator of the Resort/Hotel Property pursuant to the terms of the operating agreement because the Property did not achieve the specified net operating income level.

         OTHER EXPENSES

         Other expenses increased $22.2 million, or 12.8%, to $195.7 million for the six months ended June 30, 2004, as compared to $173.5 million for the six months ended June 30, 2003. The primary components of the increase in other expenses are discussed below.

    o Interest expense increased $4.2 million, or 4.9%, to $90.4 million due to an increase of approximately $337.0 million in the weighted average debt balance, partially offset by a 0.75 percentage point decrease in the weighted average interest rate (from 7.31% to 6.56%) primarily due to the refinancing and new financings of fixed rate debt at lower interest rates and the termination of $400.0 million in cash flow hedges, which were replaced with $400.0 million of cash flow hedges resulting in a 3.1 percentage point reduction in strike prices (from 6.6% to 3.5%).

    o Extinguishment of debt increased $2.9 million due to the write off of deferred financing costs associated with reduction of the Fleet Fund I and II Term Loan in January 2004, reduction of the Bank of America Fund XII Term

         Loan funded by proceeds from the sale of Ptarmigan Place Office Property and adjacent land and the payoff of the $220.0 million Deutsche Bank-CMBS Loan in June 2004 funded with proceeds from the Fountain Place Office Property transaction and a draw on the credit facility.

    o Corporate general and administrative expense increased $2.1 million, or 18.1%, to $13.7 million primarily due to salary merit increases, cost increases of employee benefits and restricted stock compensation recorded in 2004.

    o Depreciation expense increased $13.1 million, or 19.1%, to $81.6 million, primarily due to:

            o $10.1 million increase in Office Property depreciation expense, attributable to:

                      o $5.9 million from the acquisitions of The Colonnade in August 2003 and the Hughes Center Properties in December 2003 though May 2004 and Dupont Centre in March 2004; and

                      o $4.2 million due to an increase in leasehold improvements, lease commissions, building improvements, and accelerated depreciation of leasehold improvements and lease commissions upon lease terminations;

            o $2.0 million increase in Residential Development Property depreciation expense; and

            o $1.2 million increase in Resort/Hotel Property depreciation expense.

    o Amortization of deferred financing costs increased $1.8 million, or 36.0%, to $6.8 million primarily due to the addition of deferred financing costs related to debt restructuring and refinancing associated with the $275.0 million secured loan with Bank of America and Deutsche Bank in January 2004.

    o Impairment charges decreased $1.2 million primarily due to the $1.2 million impairment of the North Dallas Athletic Club in the first quarter 2003.

DISCONTINUED OPERATIONS

         Income from discontinued operations on assets sold and held for sale increased $7.4 million, or 113.8%, to an income of $0.9 million, primarily due to:

    o an increase of $12.8 million, net of minority interests, due to the impairment of the 1800 West Loop South Office Property in 2003;

    o an increase of $1.5 million, net of minority interests, due to impairments recorded in 2003 on the behavioral healthcare properties; partially offset by

    o a decrease of $2.6 million, net of minority interests, due to the reduction of net income associated with properties held for sale in 2004 compared to 2003;

    o a decrease of $2.4 million, net of minority interests, due to the impairments of three Office Properties in 2004; and

    o a decrease of $1.8 million, net of minority interests, due to the loss on four Office Properties and one behavioral healthcare property sold in 2004.

                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                          FOR THE SIX MONTHS
                                                         ENDED JUNE 30, 2004
                                                         -------------------
(in millions)

Cash provided by Operating Activities                     $             25.7
Cash used in Investing Activities                                     (135.0)
Cash provided by Financing Activities                                   88.3
                                                          ------------------
Decrease in Cash and Cash Equivalents                     $            (21.0)
Cash and Cash Equivalents, Beginning of
   Period                                                               78.0
                                                          ------------------
Cash and Cash Equivalents, End of Period                  $             57.0
                                                          ==================

OPERATING ACTIVITIES

         The Company's cash provided by operating activities of $25.7 million is attributable to Property operations.

INVESTING ACTIVITIES

         The Company's cash used in investing activities of $135.0 million is primarily attributable to:

              o $169.8 million purchase of U.S. Treasuries and government sponsored agency securities in connection with the defeasance of LaSalle Note II;

              o $164.4 million for the acquisition of investment properties, primarily due to the acquisition of Hughes Center and Dupont Centre Office Properties;

              o $46.7 million for revenue and non-revenue enhancing tenant improvement and leasing costs for Office Properties;

              o $22.1 million for property improvements for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties, renovations at Sonoma Mission Inn and Ventana Inn, and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

              o $17.3 million for development of amenities at the Residential Development Properties;

              o $2.4 million of additional investment in Temperature-Controlled Logistics Properties;

              o    $1.9 million for development of investment properties; and

              o $0.9 million of additional investment in unconsolidated Residential Development Properties.

              The cash used in investing activities is partially offset by:

              o $113.3 million decrease in restricted cash, due primarily to decreased escrow deposits for the purchase of the Hughes Center Office Properties in January and February 2004;

              o $90.8 million from return of investment in Temperature-Controlled Logistics Properties due primarily to the $254.4 million of additional financing at the Temperature-Controlled Logistics Corporation;

              o $78.8 million of proceeds from property sales, primarily due to the sale of the 1800 West Loop South, Liberty Plaza, Ptarmigan Place and Addison Tower Office Properties;

              o $5.5 million of proceeds from defeasance investment maturities;

              o $0.7 million from return of investment in unconsolidated Office Properties; and

              o $0.6 million from return of investment in unconsolidated Resort/Hotel Properties.

FINANCING ACTIVITIES

         The Company's cash provided by financing activities of $88.3 million is primarily attributable to:

              o $407.5 million of proceeds from other borrowings, primarily as a result of the new Bank of America Fund XII Term Loan secured by the Fund XII Properties, the new Lehman Capital Note secured by the Fountain Place Office Property, and the new Metropolitan Life Note VII secured by the Dupont Centre Office Property;

              o $319.0 million of proceeds from borrowings under the Company's credit facility;

              o $79.9 million of proceeds from the Fountain Place Office Property transaction;

              o $71.0 million of net proceeds from issuance of Series A Preferred Shares;

              o $47.2 million of proceeds from borrowings for construction costs for infrastructure development at the Residential Development Properties;

              o $1.1 million of capital contributions from joint venture partners; and

              o $0.4 million of net proceeds from the exercise of share options.

              The cash provided by financing activities is partially offset by:

              o $372.8 million of payments under other borrowings, due primarily to the pay off of the Deutsche Bank-CMBS Loan, the pay down of the Fleet Fund I Term Loan and the pay down of the Bank of America Fund XII Term Loan;

              o $325.5 million of payments under the Company's credit facility;

              o $87.8 million of distributions to common shareholders and unitholders;

              o $24.5 million of Residential Development Property note payments;

              o    $16.0 million of distributions to preferred shareholders;

              o $6.1 million of debt financing costs primarily associated with the $275 million Bank of America and Deutsche Bank Term Loan and the Lehman Capital Note;

              o $3.9 million of capital distributions to joint venture partners; and

              o    $1.1 million of amortization of debt premiums.

LIQUIDITY REQUIREMENTS

DEBT FINANCING SUMMARY

         The following tables show summary information about the Company's debt, including its share of unconsolidated debt, as of June 30, 2004. Additional information about the significant terms of the Company's debt financing arrangements and its unconsolidated debt is contained in Note 9, "Notes Payable and Borrowings under Credit Facility" and Note 8, "Investments in Unconsolidated Companies," of Item 1, "Financial Statements."

                                                                   SHARE OF
                                                   TOTAL        UNCONSOLIDATED
(in thousands)                                  COMPANY DEBT        DEBT            TOTAL
------------------                              -------------   -------------   -------------
Fixed Rate Debt                                 $   1,799,628   $     317,138   $   2,116,766
Variable Rate Debt                                    911,021         167,304       1,078,325
                                                -------------   -------------   -------------
Total Debt                                      $   2,710,649   $     484,442   $   3,195,091
                                                =============   =============   =============

         Listed below are the aggregate principal payments by year required as of June 30, 2004. Scheduled principal installments and amounts due at maturity are included.

                                                                          UNSECURED
                                                                             DEBT        TOTAL         SHARE OF
                                                  SECURED     UNSECURED     LINE OF     COMPANY     UNCONSOLIDATED
(in thousands)                                     DEBT         DEBT        CREDIT       DEBT             DEBT         TOTAL(1)
--------------                                  ----------   ----------   ----------   ----------   --------------   ----------
2004                                            $   45,319   $       --   $       --   $   45,319   $       70,325   $  115,644
2005                                               370,526           --      232,500      603,026            8,544      611,570
2006                                               459,134           --           --      459,134           25,311      484,445
2007                                               109,888      250,000           --      359,888           48,180      408,068
2008                                                47,321           --           --       47,321           44,604       91,925
Thereafter                                         820,961      375,000           --    1,195,961          287,478    1,483,439
                                                ----------   ----------   ----------   ----------   --------------   ----------
                                                $1,853,149   $  625,000   $  232,500   $2,710,649   $      484,442   $3,195,091
                                                ==========   ==========   ==========   ==========   ==============   ==========

----------

(1) Excludes effect of extension options on Bank of America Fund XII Term Loan and expected early payment of LaSalle Note I, JP Morgan Mortgage Note, or the Nomura Funding VI Note.

OFF-BALANCE SHEET ARRANGEMENTS - GUARANTEE COMMITMENTS

         The FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requiring a guarantor to disclose its guarantees. The Company's guarantees in place as of June 30, 2004 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require the Company to provide additional collateral to support the guarantees. The Company has not recorded a liability associated with these guarantees as they were entered into prior to the adoption of FIN 45.

                                                                       GUARANTEED AMOUNT
                                                                          OUTSTANDING               MAXIMUM
DEBTOR                                                                  AT JUNE 30, 2004        GUARANTEED AMOUNT
-----------------------------------------------------------------     --------------------     --------------------
                                                                                     (in thousands)
  CRDI - Eagle Ranch Metropolitan District - Letter of Credit (1)     $              7,583     $              7,583
Blue River Land Company, L.L.C.(2) (3)                                               2,162                    6,300
Main Street Partners, L.P. - Letter of Credit (2) (4)                                4,250                    4,250
                                                                      --------------------     --------------------
Total Guarantees                                                      $             13,995     $             18,133
                                                                      ====================     ====================

(1) The Company provides a $7.6 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2) See Note 8, "Investments in Unconsolidated Companies," for a description of the terms of this debt.

(3) A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides a guarantee of 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $3.1 million outstanding at June 30, 2004 and the amount guaranteed was $2.2 million.

(4) The Company and its joint venture partner each provide separate Letters of Credit to guarantee repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

OTHER COMMITMENTS AND CONTINGENCIES

         See "Recent Developments" in this Item 2, for information on the Company's $79.9 million contingent obligation related to the Fountain Place Office Property transaction.

         The Company has a contingent obligation of approximately $0.9 million related to a construction warranty matter. The Company believes it is probable that a significant amount would be recoverable through reimbursements from third parties.

CAPITAL EXPENDITURES

         As of June 30, 2004, the Company had unfunded capital expenditures of approximately $34.5 million relating to capital investments that are not in the ordinary course of operations of the Company's business segments. The table below specifies the Company's requirements for capital expenditures and its amounts funded as of June 30, 2004, and amounts remaining to be funded (future fundings classified between short-term and long-term capital requirements):

                                                                                                        CAPITAL EXPENDITURES
                                                                                                    -----------------------------
                                                        TOTAL          AMOUNT          AMOUNT       SHORT-TERM       LONG-TERM
                                                       PROJECT      FUNDED AS OF      REMAINING       (NEXT 12      (12+ MONTHS)
(in millions) PROJECT                                  COST(1)      JUNE 30, 2004      TO FUND       MONTHS)(2)         (2)
-------------------------------------------------   -------------   -------------   -------------   -------------   -------------
OFFICE SEGMENT

   Acquired Properties(3)                           $         2.7   $        (2.6)  $         0.1   $         0.1   $          --
   Houston Center Shops Redevelopment(4)                     11.6            (9.2)            2.4             2.4              --

RESIDENTIAL DEVELOPMENT SEGMENT
     Tahoe Mountain Club(5)                                  47.5           (40.0)            7.5             7.5              --

RESORT/HOTEL SEGMENT
   Canyon Ranch - Tucson Land -
             Construction Loan(6)                             2.4            (0.7)            1.7             1.2             0.5
   Sonoma Mission Inn - Rooms Remodel(7)                     11.7           (11.7)             --              --              --

OTHER
      SunTx(8)                                               19.0           (11.7)            7.3             4.0             3.3
      Purchase of AmeriCold Logistics (formerly
        "Crescent Spinco")(9)                                15.5              --            15.5            15.5              --

                                                    -------------   -------------   -------------   -------------   -------------
TOTAL                                               $       110.4   $       (75.9)  $        34.5   $        30.7   $         3.8
                                                    =============   =============   =============   =============   =============

----------

(1)      All amounts are approximate.

(2) Reflects the Company's estimate of the breakdown between short-term and long-term capital expenditures.

(3) The capital expenditures reflect the Company's ownership percentage of 30% for Five Post Oak Park Office Property.

(4)      Located within the Houston Center Office Property complex.

(5) As of June 30, 2004, the Company had invested $40.0 million in Tahoe Mountain Club, which includes the acquisition of land and development of a golf course and retail amenities. During 2004, the Company is developing a swim and fitness facility, clubhouse, and completing the golf course.

(6) The Company has a $2.4 million construction loan with the purchaser of the land, which will be secured by 9 developed lots and a $0.4 million letter of credit.

(7) The Sonoma Mission Inn rooms remodel was completed and all rooms were returned to service in July 2004.

(8) This commitment is related to the Company's investment in a private equity fund and its general partner. The commitment is based on cash contributions and distributions and does not consider equity gains or losses.

(9) The Company and COPI are assessing other alternatives for the sale of COPI's 40% interest in the tenant of the Temperature-Controlled Logistics properties, AmeriCold Logistics. At this time, the Company does not expect to spin-off to its shareholders a new entity that would purchase COPI's interest in AmeriCold Logistics.

         In April 2004, the Company entered into agreements with Ritz-Carlton Hotel Company, L.L.C. to develop the first Ritz-Carlton hotel and condominium project in Dallas, Texas with development to commence upon reaching an acceptable level of pre-sales for the residences. The development plans include a Ritz-Carlton with approximately 216 hotel rooms and 70 residences. Construction on the development is anticipated to begin in the first quarter of 2005.

LIQUIDITY OUTLOOK

         The Company expects to fund its short-term capital requirements of approximately $30.7 million through a combination of net cash flow from operations and borrowings under the Company's credit facility or additional debt facilities. As of June 30, 2004, the Company had maturing debt obligations of $547.0 million through June 30, 2005, consisting primarily of its credit facility, Fleet Fund I Term Loan and the Lehman Capital Note. The Company plans to refinance the credit facility and the Fleet Fund I Term Loan in 2004. The Lehman Capital Note is also expected to be refinanced. The remaining maturities consist primarily of normal principal amortization and will be meet with cash flow from operations. In addition, $38.1 million of debt relating to the Residential Developments is maturing within the next 12 months and will be retired with the sales of the corresponding land or units or will be refinanced.

         The Company expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, principal and interest payment requirements, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (such as property improvements, tenant improvements and leasing costs), distributions to shareholders and unitholders, and unfunded expenses related to the COPI bankruptcy, primarily through cash flow provided by operating activities. The Company expects to fund the remainder of these short-term liquidity requirements with borrowings under the Company's credit facility, return of capital from Residential Development Properties, proceeds from the sale of non-core investments, other business initiatives or the joint venture of Properties, and borrowings under additional debt facilities.

         The Company's long-term liquidity requirements as of June 30, 2004 consist primarily of $2.2 billion of debt maturing after June 30, 2005.
The Company also has $3.8 million of long-term capital expenditure requirements. The Company anticipates meeting these long-term maturity obligations primarily through refinancing maturing debt with long-term secured and unsecured debt and through other debt and equity financing alternatives as well as cash proceeds received from the sale or joint venture of Properties.

         Debt and equity financing alternatives currently available to the Company to satisfy its liquidity requirements and commitments for material capital expenditures include:

     o Additional proceeds from the Company's Credit Facility under which the Company had up to $151.9 million of borrowing capacity available as of June 30, 2004;

     o Additional proceeds from the refinancing of existing secured and unsecured debt;

     o   Additional debt secured by existing underleveraged properties;

     o   Issuance of additional unsecured debt; and

     o Equity offerings including preferred and/or convertible securities or joint ventures of existing properties.

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

         The Company's portion of unconsolidated debt maturing through June 30, 2005 is $74.4 million. The Company's portion of unconsolidated debt maturing after June 30, 2005 is $410.0 million. Unconsolidated debt is the liability of the unconsolidated entity, is typically secured by that entity's property, and is non-recourse to the Company except where a guarantee exists.

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

DEBT FINANCING ARRANGEMENTS

         The significant terms of the Company's primary debt financing arrangements existing as of June 30, 2004, are shown below:

                                                                     BALANCE          INTEREST
                                                                   OUTSTANDING         RATE AT
                                                    MAXIMUM        AT JUNE 30,        JUNE 30,             MATURITY
               DESCRIPTION (1)                     BORROWINGS         2004             2004                 DATE
-----------------------------------------------    -----------    -------------     ------------       ----------------
SECURED FIXED RATE DEBT:                             (dollars in thousands)

     AEGON Partnership Note (Greenway Plaza)       $   257,403    $     257,403         7.53     %      July 2009
     LaSalle Note I (Fund I)                           233,460          233,460         7.83            August 2027
     JP Morgan Mortgage Note (Houston Center)          189,074          189,074         8.31            October 2016
     LaSalle Note II (Fund II Defeasance) (2)          158,539          158,539         7.79            March 2006
     Cigna Note (707 17th Street/Denver Marriott)       70,000           70,000         5.22            June 2010
     Mass Mutual Note (3800 Hughes) (3)                 37,936           37,936         7.75            August 2006
     Bank of America Note (Colonnade)                   38,000           38,000         5.53            May 2013
     Metropolitan Life Note V (Datran Center)           37,177           37,177         8.49            December 2005
     Metropolitan Life Note VII (Dupont Centre)         35,500           35,500         4.31            May 2011
     Allstate Note (3993 Hughes) (3)                    25,864           25,864         6.65            September 2010
     Northwestern Life Note (301 Congress)              26,000           26,000         4.94            November 2008
     Metropolitan Life Note VI (3960 Hughes)(3)         24,363           24,363         7.71            October 2009
     Northwestern Life II (3980 Hughes)(3)              10,451           10,451         7.40            July 2007
     Woodmen of the World Note (Avallon IV)              8,500            8,500         8.20            April 2009
     Nomura Funding VI Note (Canyon Ranch - Lenox)       7,758            7,758         10.07           July 2020
     Construction, Acquisition and other
        obligations for various CRDI and Mira
        Vista projects                                  14,603           14,603     2.90 to 10.50       July 04 to Feb 09
                                                   -----------    -------------     ------------
             Subtotal/Weighted Average             $ 1,174,628    $   1,174,628         7.41     %
                                                   -----------    -------------     ------------

UNSECURED FIXED RATE DEBT:
     The 2009 Notes                                $   375,000    $     375,000         9.25     %      April 2009
     The 2007 Notes                                    250,000          250,000         7.50            September 2007
                                                   -----------    -------------     ------------
             Subtotal/Weighted Average             $   625,000    $     625,000         8.55     %
                                                   -----------    -------------     ------------

SECURED VARIABLE RATE DEBT:
     Bank of America Fund XII Term Loan (Fund
       XII) (4)                                    $   235,192    $     235,192         3.42     %      January 2006
     Fleet Fund I Term Loan (Fund I)                   160,000          160,000         4.63            May 2005
     Lehman Capital Note (Fountain Place)               90,000           90,000         2.82            March 2005
     Fleet Term Loan (Distributions from Fund
       III, IV and V)                                   75,000           75,000         5.69            February 2007
     National Bank of Arizona (Desert Mountain)         37,580           34,951     4.00 to 5.00        Nov 04 to Dec 05
     FHI Finance Loan (Sonoma Mission Inn)              10,000           10,000         5.63            September 2009
     The Rouse Company (Hughes Center
     undeveloped land)                                   7,500            7,500         5.00            December 2005
     Wells Fargo Bank (3770 Hughes)                      4,774            4,774         3.23            September 2004
     Construction, Acquisition and other
       obligations for various CRDI and Mira Vista
       projects                                        115,296           61,104     3.35 to 4.50        July 04 to Sep 08
                                                   -----------    -------------     ------------
             Subtotal/Weighted Average             $   735,342    $     678,521         4.03     %
                                                   -----------    -------------     ------------

UNSECURED VARIABLE RATE DEBT:
     Credit Facility                               $   391,962    $     232,500 (5)      3.36    %      May 2005
                                                   -----------    -------------     ------------
             Subtotal/Weighted Average             $   391,962    $     232,500          3.36    %
                                                   -----------    -------------     ------------

             TOTAL/WEIGHTED AVERAGE                $ 2,926,932    $   2,710,649          6.48    % (6)
                                                   ===========    =============     ============

AVERAGE REMAINING TERM                                                                                  5.1 years

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

(3) Includes a portion of total premiums of $7.7 million reflecting market value of debt acquired with purchase of Hughes Center portfolio.

(4)      This loan has one one-year extension option.

(5) The outstanding balance excludes letters of credit issued under the credit facility of $7.6 million.

(6) The overall weighted average interest rate does not include the effect of the Company's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 6.82%.

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

         Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under the Company's loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for the Company's secured debt, foreclosure on the property securing the debt, and could cause the credit facility to become unavailable to the Company. In addition, an event of default by the Company or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the Credit Facility, 2007 Notes, 2009 Notes, Bank of America Fund XII Term Loan, the Fleet Fund I Term Loan and the Fleet Term Loan after the notice and cure periods for the other indebtedness have passed. As a result, any uncured or unwaived event of default could have an adverse effect on the Company's business, financial condition, or liquidity.

         The Company's debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the six months ended June 30, 2004, there were no circumstances that required prepayment penalties or increased collateral related to the Company's existing debt.

         On June 28, 2004, the Company paid off the $220.0 million Deutsche Bank-CMBS loan with proceeds from the Fountain Place transaction and a draw on the Company's credit facility. See "Recent Developments," in this Item 2, for additional information regarding the Fountain Place transaction. The loan was secured by the Funding X Properties and Spectrum Center. In July 2004, the Company unwound the $220.0 million interest rate cap with JP Morgan Chase that corresponded to this loan.

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

UNCONSOLIDATED DEBT ARRANGEMENTS

         As of June 30, 2004, the total debt of the unconsolidated joint ventures and equity investments in which the Company has ownership interests was $1.3 billion, of which the Company's share was $484.4 million. The Company had guaranteed $6.4 million of this debt as of June 30, 2004. Additional information relating to the Company's unconsolidated debt financing arrangements is contained in Note 8, "Investments in Unconsolidated Companies," of Item 1, "Financial Statements."

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. As of June 30, 2004, the Company had three cash flow hedge agreements which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

         The following table shows information regarding the Company's interest rate swaps designated as cash flow hedge agreements during the six months ended June 30, 2004, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").

                                                                                            CHANGE IN
                  NOTIONAL    MATURITY     REFERENCE   FAIR MARKET       ADDITIONAL      UNREALIZED GAINS
EFFECTIVE DATE     AMOUNT       DATE         RATE         VALUE       INTEREST EXPENSE   (LOSSES) IN OCI
----------------  --------    --------     ---------   -----------    ----------------   ----------------
(in thousands)
----------------
   4/18/00        $100,000     4/18/04       6.76%     $        --    $       1,712      $          1,695
   2/15/03         100,000     2/15/06       3.26%            (775)           1,082                 1,570
   2/15/03         100,000     2/15/06       3.25%            (771)           1,081                 1,569
   9/02/03         200,000     9/01/06       3.72%          (2,749)           2,649                 3,848
                                                       -----------    ----------------   ----------------
                                                       $    (4,295)   $       6,524      $          8,682
                                                       ===========    ================   ================


         In addition, two of the Company's unconsolidated companies have cash flow hedge agreements of which the Company's portion of change in unrealized gains reflected in OCI was approximately $0.4 million for the six months ended June 30, 2004.

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

                           UNCONSOLIDATED INVESTMENTS

INVESTMENTS IN UNCONSOLIDATED COMPANIES

         The following is a summary of the Company's ownership in significant unconsolidated joint ventures and investments as of June 30, 2004.

                                                                                                  COMPANY'S OWNERSHIP
                        ENTITY                                     CLASSIFICATION                 AS OF JUNE 30, 2004
-------------------------------------------------------  ------------------------------------   -------------------------
Main Street Partners, L.P.                               Office (Bank One Center-Dallas)                 50.0% (1)
Crescent Miami Center, L.L.C.                            Office (Miami Center - Miami)                   40.0% (2)
Crescent Five Post Oak Park L.P.                         Office (Five Post Oak - Houston)                30.0% (3)
Crescent One BriarLake Plaza, L.P.                       Office (BriarLake Plaza - Houston)              30.0% (4)
Crescent 5 Houston Center, L.P.                          Office (5 Houston Center-Houston)               25.0% (5)
Austin PT BK One Tower Office Limited Partnership        Office (Bank One Tower-Austin)                  20.0% (6)
                                                         Office (Three Westlake Park -
Houston PT Three Westlake Office Limited Partnership     Houston)                                        20.0% (6)
Houston PT Four Westlake Office Limited Partnership      Office (Four Westlake Park-Houston)             20.0% (6)
Vornado Crescent Carthage and KC Quarry, L.L.C.          Temperature-Controlled Logistics                56.0% (7)
Vornado Crescent Portland Partnership                    Temperature-Controlled Logistics                40.0% (8)
Blue River Land Company, L.L.C.                          Other                                           50.0% (9)
Canyon Ranch Las Vegas, L.L.C.                           Other                                           50.0% (10)
EW Deer Valley, L.L.C.                                   Other                                           41.7% (11)
CR License, L.L.C.                                       Other                                           30.0% (12)
CR License II, L.L.C.                                    Other                                           30.0% (13)
SunTx Fulcrum Fund, L.P.                                 Other                                           23.5% (14)
SunTx Capital Partners, L.P.                             Other                                           14.4% (15)
G2 Opportunity Fund, L.P. ("G2")                         Other                                           12.5% (16)

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

(7) The remaining 44% in Vornado Crescent Carthage and KC Quarry, L.L.C. is owned by Vornado Realty Trust, L.P.

(8) The remaining 60% interest in Vornado Crescent Portland Partnership is owned by Vornado Realty Trust, L.P.

(9) The remaining 50% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to the Company. Blue River Land Company, L.L.C. was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(10) Of the remaining 50% interest in Canyon Ranch Las Vegas, L.L.C., 35% is owned by an affiliate of the management company of two of the Company's Resort/Hotel Properties and 15% is owned by the Company through its investments in CR License II, L.L.C. Canyon Ranch Las Vegas, L.L.C. operates a Canyon Ranch spa in a hotel in Las Vegas.

(11) The remaining 58.3% interest in EW Deer Valley, L.L.C. is owned by parties unrelated to the Company. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, L.L.C. was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(12) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of the Company's Resort/Hotel Properties. CR License, L.L.C. owns the licensing agreement related to certain Canyon Ranch trade names and trademarks.

(13) The remaining 70% interest in CR License II, L.L.C. is owned by an affiliate of the management company of two of the Company's Resort/Hotel Properties. CR License II, L.L.C. and its wholly-owned subsidiaries provide management and development consulting services to a variety of entities in the hospitality, real estate, and health and wellness industries.

(14) Of the remaining 76.5% of SunTx Fulcrum Fund, 37.1% is owned by SunTx Capital Partners, L.P. and the remaining 39.4% is owned by a group of individuals unrelated to the Company. SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation.

(15) SunTx Capital Partners, L.P. is the general Partner of the SunTx Fulcrum Fund, L.P. The remaining 85.6% interest in SunTx Capital Partners, L.P. is owned by parties unrelated to the Company.

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

TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

         AmeriCold Logistics, a limited liability company owned 60% by Vornado Operating L.P. and 40% by a subsidiary of Crescent Operating, Inc. ("COPI"), as sole lessee of the Temperature-Controlled Logistics Properties, leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. The Company has no interest in COPI or AmeriCold Logistics. On March 2, 2004, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics amended the leases to further extend the deferred rent period to December 31, 2005, from December 31, 2004. The parties previously extended the deferred rent period to December 31, 2004 from December 31, 2003, on March 7, 2003.

         Under terms of the leases, AmeriCold Logistics elected to defer $26.9 million of the total $78.9 million of rent payable for the six months ended June 30, 2004. The Company's share of the deferred rent was $10.8 million. The Company recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $10.8 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the six months ended June 30, 2004. As of June 30, 2004, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $109.3 million and $101.2 million, respectively, of which the Company's portions were $43.7 million and $40.5 million, respectively.

         As a result of the continuing inability of AmeriCold Logistics to pay the full amount of the rent due under the leases without deferral elections, the Company anticipates that the Temperature-Controlled Logistics Corporation may restructure the leases in 2004, although it is under no obligation to do so.

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

         The Company believes that the most significant accounting policies that involve the use estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates are the following:

     o   Impairments,
     o   Acquisition of operating properties,
     o Relative sales method and percentage of completion (Residential Development entities),
     o   Gain recognition on sale of real estate assets,
     o   Consolidation of variable interest entities, and
     o   Allowance for doubtful accounts.

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

         CONSOLIDATION OF VARIABLE INTEREST ENTITIES. On January 15, 2003, the FASB approved the issuance of Interpretation 46, "Consolidation of Variable Interest Entities," ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), which amended FIN 46. Under FIN 46R, consolidation requirements are effective immediately for new Variable Interest Entities ("VIEs") created after January 31, 2003. The consolidation requirements apply to existing VIEs for financial periods ending after March 15, 2004, except for special purpose entities which had to be consolidated by December 31, 2003. VIEs are generally a legal structure used for business enterprises that either do not have equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of the new guidance is to improve reporting by addressing when a company should include in its financial statements the assets, liabilities and activities of other entities such as VIEs. FIN 46R requires VIEs to be consolidated by a company if the company is subject to a majority of the expected losses of the VIE's activities or entitled to receive a majority of the entity's expected residual returns or both.

         The adoption of FIN 46R did not have a material impact to the Company's financial condition or results of operations. Due to the adoption of this Interpretation and management's assumptions in application of the guidelines stated in the Interpretation, the Company has consolidated GDW LLC, a subsidiary of DMDC, as of December 31, 2003 and Elijah Fulcrum Fund Partners, L.P. ("Elijah") as of January 1, 2004. Elijah is a limited partnership whose purpose is to invest in the SunTx Fulcrum Fund, L.P. SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. While it was determined that one of the Company's unconsolidated joint ventures, Main Street Partners, L.P., and its investments in Canyon Ranch Las Vegas, L.L.C., CR License, L.L.C. and CR License II, L.L.C. ("Canyon Ranch Entities") are VIEs under FIN 46R, the Company is not the primary beneficiary and is not required to consolidate these entities under other GAAP. The Company's maximum exposure to loss is limited to its equity investment of approximately $52.0 million in Main Street Partners, L.P. and $5.1 million in the Canyon Ranch Entities at June 30, 2004.

         In connection with the Hughes Center acquisition, the Company entered into two separate exchange agreements with a third party intermediary. The first exchange agreement includes two parcels of undeveloped land and the second exchange agreement includes the 3930 Hughes Parkway Office Property. Both agreements were for a maximum term of 180 days and allow the Company to pursue favorable tax treatment on other properties sold by the Company within this period. During the 180-day periods, which will end on August 28, 2004 and November 6, 2004, respectively, the third party intermediary is the legal owner of the properties, although the Company controls the properties, retains all of the economic benefits and risks associated with these properties and indemnifies the third party intermediary and, therefore, the Company fully consolidates these properties. The Company will take legal ownership of the properties no later than on the expiration of the 180-day period.

         Further, in connection with the Hughes Center acquisition, the Company entered into an exchange agreement with a third party intermediary for six of the Office Properties and the nine retail parcels. This agreement was for a maximum term of 180 days and allowed the Company to pursue favorable tax treatment on other properties sold by the Company within this period. During the 180-day period, which ended on June 28, 2004, the third party intermediary was the legal owner of the properties, although the Company controlled the properties, retained all of the economic benefits and risks associated with these properties and indemnified the third party intermediary and, therefore, the Company fully consolidated these properties. On June 28, 2004, the Company took legal ownership of the Office Properties.

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

ADOPTION OF NEW ACCOUNTING STANDARD

         EITF 03-1. At the March 17-18, 2004 meeting, consensus was reached by the FASB Emerging Issues Task Force on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Consensus applies to investments in debt and equity securities within the scope of SFAS Nos. 115, "Accounting for Certain Investments in Debt and Equity Securities," and 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." It also applies to investments in equity securities that are both outside SFAS No. 115's scope and not accounted for under the equity method. The Task Force reached a consensus that certain quantitative and qualitative disclosures should be required for securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The new impairment guidance creates a model that calls for many judgments and additional evidence gathering in determining whether or not securities are other-than-temporarily impaired and lists some of these impairment indicators. The impairment accounting guidance is effective for periods beginning after June 15, 2004 and the disclosure requirements for annual reporting periods are effective for periods ending after June 15, 2004. The Company adopted EITF 03-1 effective July 1, 2004 and expects no impact on the Company's financial condition or its results of operations.

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

         The Company calculates FFO available to common shareholders - diluted in the same manner, except that Net Income (Loss) is replaced by Net Income
(Loss) Available to Common Shareholders and the Company includes the effect of operating partnership unitholder minority interests.

         The National Association of Real Estate Investment Trusts ("NAREIT") developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. The Company considers FFO available to common shareholders - diluted and FFO appropriate measures of performance for an equity REIT and for its investment segments. However, FFO available to common shareholders - diluted and FFO should not be considered an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance.

         The aggregate cash distributions paid to common shareholders and unitholders for the six months ended June 30, 2004 and 2003 were $87.8 million and $87.7 million, respectively. The Company reported FFO available to common shareholders before impairments charges related to real estate assets - diluted of $58.6 million and $77.9 million, for the six months ended June 30, 2004 and 2003, respectively. The Company reported FFO available to common shareholders after impairments charges related to real estate assets - diluted of $55.7 million and $59.8 million, for the six months ended June 30, 2004 and 2003, respectively.

         An increase or decrease in FFO available to common shareholders - diluted does not necessarily result in an increase or decrease in aggregate distributions because the Company's Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary for the Company to maintain REIT status. However, the Company must distribute 90% of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO available to common shareholders - diluted will generally require an increase in distributions to shareholders and unitholders although not necessarily on a proportionate basis.

         Accordingly, the Company believes that to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO available to common shareholders - diluted should be considered in conjunction with the Company's net income and cash flows reported in the consolidated financial statements and notes to the financial statements. However, the Company's measure of FFO available to common shareholders - diluted may not be comparable to similarly titled measures of other REITs because these REITs may apply the definition of FFO in a different manner than the Company.

                CONSOLIDATED STATEMENTS OF FUNDS FROM OPERATIONS
                                 (in thousands)

                                                                FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,                     JUNE 30,
                                                                --------------------------    ------------------------
                                                                   2004            2003          2004          2003
                                                                ----------      ----------    ----------    ----------
Net (loss) income                                               $   (9,483)     $      522    $  (20,310)   $  (12,233)
Adjustments to reconcile net (loss) income to
     funds from operations available to common shareholders
     - diluted:
Depreciation and amortization of real estate assets                 38,382          33,099        76,423        69,400
Loss on property sales, net                                          2,437             479         2,493           705
Impairment charges related to real estate assets and assets
    held for sale                                                      500             990         2,851        18,018
Adjustment for investments in unconsolidated companies:
     Office Properties                                               2,497           2,596         4,905         5,418
     Resort/Hotel Properties                                            --             355            --           749
     Residential Development Properties                                629            (512)           52           227
     Temperature-Controlled Logistics Properties                     5,785           5,486        11,580        10,996
     Other                                                              --            (104)           --           (82)
Unitholder minority interest                                        (1,700)            105        (3,638)       (2,190)
Series A Preferred Share distributions                              (5,991)         (4,556)      (11,742)       (9,112)
Series B Preferred Share distributions                              (2,019)         (2,019)       (4,038)       (4,038)
                                                                ----------      ----------    ----------    ----------
Funds from operations available to common shareholders
     before impairment charges related to real estate
     assets - diluted(1)                                        $   31,037      $   36,441    $   58,576    $   77,858
Impairment charges related to real estate assets                      (500)           (990)       (2,851)      (18,018)
                                                                ----------      ----------    ----------    ----------
Funds from operations available to common shareholders after
impairment charges related to real estate assets - diluted(1)   $   30,537      $   35,451    $   55,725    $   59,840
                                                                ==========      ==========    ==========    ==========

Investment Segments:
     Office Properties                                          $   75,326      $   69,555    $  143,298    $  141,281
     Resort/Hotel Properties                                         9,991          12,356        23,021        27,987
     Residential Development Properties                              5,168           5,705        11,342        10,993
     Temperature-Controlled Logistics Properties                     3,078           5,079         7,972        12,096
Other:
     Corporate general and administrative                           (6,794)         (5,729)      (13,711)      (11,610)
     Interest expense                                              (45,429)        (43,073)      (90,437)      (86,306)
     Series A Preferred Share distributions                         (5,991)         (4,556)      (11,742)       (9,112)
     Series B Preferred Share distributions                         (2,019)         (2,019)       (4,038)       (4,038)
     Other(2)                                                       (2,293)           (877)       (7,129)       (3,433)
                                                                ----------      ----------    ----------    ----------
Funds from operations available to common shareholders before
impairment charges related to real estate assets - diluted(1)   $   31,037      $   36,441    $   58,576    $   77,858
Impairment charges related to real estate assets                      (500)           (990)       (2,851)      (18,018)
                                                                ----------      ----------    ----------    ----------
Funds from operations available to common shareholders after
impairment charges related to real estate assets - diluted(1)   $   30,537      $   35,451    $   55,725    $   59,840
                                                                ==========      ==========    ==========    ==========

Basic weighted average shares                                       99,022          99,170        99,007        99,194
Diluted weighted average shares and units(3)                       116,865         116,932       116,956       116,952

----------
   (1) To calculate basic funds from operations exclude unitholder minority interest.

   (2) Includes interest and other income, income/loss from other unconsolidated companies, other expenses, depreciation and amortization of non-real estate assets and amortization of deferred financing costs.

   (3) See calculations for the amounts presented in the reconciliation following this table.

         The following schedule reconciles the Company's basic weighted average shares to the diluted weighted average shares/units presented above:

                                                       FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                          JUNE 30,
                                                    -------------------------------    ---------------------------
(shares/units in thousands)                             2004              2003             2004           2003
---------------------------                         --------------    -------------    --------------  -----------
Basic weighted average shares:                              99,022           99,170            99,007       99,194
Add:   Weighted average units                               17,729           17,749            17,731       17,751
       Restricted shares and share and
       unit options                                            114               13               218            7
                                                    --------------    -------------    --------------  -----------
Diluted weighted average shares and units                  116,865          116,932           116,956      116,952
                                                    ==============    =============    ==============  ===========

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Company's market risk occurred from December 31, 2003 through June 30, 2004. Information regarding the Company's market risk at December 31, 2003 is contained in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

         During the three months ended June 30, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2004, the Company issued an aggregate of 18,072 common shares to holders of Operating Partnership units in exchange for 9,036 units. The issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company has registered the resale of such common shares under the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held on June 28, 2004.

         Two proposals were submitted to a vote of shareholders as follows:

         (1) The shareholders approved the election of the following individuals as trust managers of the Company:

                  Name                                      For                     Withheld
                  ----                                      ---                     --------
                  Dennis H. Alberts                         90,195,475              1,994,297
                  Terry N. Worrell                          90,445,560              1,692,212

         The terms of office of the following trust managers continued after the meeting:

                  Richard E. Rainwater
                  John C. Goff
                  Anthony M. Frank
                  William F. Quinn
                  Paul E. Rowsey, III
                  Robert W. Stallings

         (2) The shareholders approved, with 89,592,150 affirmative votes, 2,441,002 negative votes and 104,619 abstentions, the proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2004.

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

                            CRESCENT REAL ESTATE EQUITIES COMPANY
                                     (Registrant)


                            By  /s/ John C. Goff
                                -----------------------------------------------
                                    John C. Goff
   Date:  August 6, 2004            Vice-Chairman of the Board and
                                      Chief Executive Officer




                            By  /s/ Jerry R. Crenshaw, Jr.
                                -----------------------------------------------
                                    Jerry R. Crenshaw, Jr.
                                    Executive Vice President and Chief
                                       Financial Officer
   Date:  August 6, 2004            (Principal Financial and Accounting Officer)

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