Form 10-Q
period 2004-09-30
CRESCENT REAL ESTATE EQUITIES CO
filed 2004-11-09
CIK 918958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED September 30, 2004
                           COMMISSION FILE NO. 1-13038

                      CRESCENT REAL ESTATE EQUITIES COMPANY
  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             TEXAS                                   52-1862813
- -------------------------------          -------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

              777 Main Street, Suite 2100, Fort Worth, Texas 76102
  -----------------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)

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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                 YES [X] NO [ ]

Number of shares outstanding of each of the registrant's classes of preferred and common shares, as of October 31,2004.

Series A Convertible Cumulative Preferred Shares, par value $0.01 per share:              14,200,000
Series B Cumulative Redeemable Preferred Shares, par value $0.01 per share:                3,400,000
Common Shares, par value $0.01 per share:                                                 97,532,788

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                                       PAGE
PART I:      FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at September 30, 2004 (unaudited) and December 31, 2003
          (unaudited)..........................................................................................         3

          Consolidated Statements of Operations for the three and nine months ended
          September 30, 2004 and 2003 (unaudited)..............................................................         4

          Consolidated Statement of Shareholders' Equity for the nine months ended
          September 30, 2004 (unaudited).......................................................................         5

          Consolidated Statements of Cash Flows for the nine months ended September 30, 2004
          and 2003 (unaudited).................................................................................         6

          Notes to Consolidated Financial Statements...........................................................         7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations........................................................................................        39

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........................................        70

Item 4.   Controls and Procedures..............................................................................        70

PART II:     OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds............................................................        70

Item 6.   Exhibits and Reports on Form 8-K.....................................................................        70

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                        SEPTEMBER 30,          DECEMBER 31,
                                                                                            2004                  2003
                                                                                        -------------          ------------
ASSETS:
Investments in real estate:
       Land                                                                             $     274,260          $    237,058
       Land improvements, net of accumulated depreciation of $22,937 and $19,270 at
          September 30, 2004 and December 31, 2003, respectively                              113,217               105,236
       Building and improvements, net of accumulated depreciation of $650,194 and
          $584,861 at September 30, 2004 and December 31, 2003, respectively                2,377,177             2,135,338
       Furniture, fixtures and equipment, net of accumulated depreciation of $38,374
          and $33,344 at September 30, 2004 and December 31, 2003, respectively                41,313                43,227
       Land held for investment or development                                                505,543               450,279
       Properties held for disposition, net                                                    78,067               186,135
                                                                                        -------------          ------------
         Net investment in real estate                                                  $   3,389,577          $  3,157,273

       Cash and cash equivalents                                                        $      64,517          $     78,052
       Restricted cash and cash equivalents                                                    75,800               217,329
       Defeasance investments                                                                 170,589                 9,620
       Accounts receivable, net                                                                48,796                40,740
       Deferred rent receivable                                                                79,573                66,567
       Investments in unconsolidated companies                                                356,950               440,594
       Notes receivable, net                                                                   74,157                78,453
       Income tax asset-current and deferred, net                                              31,138                17,506
       Other assets, net                                                                      295,872               208,329
                                                                                        -------------          ------------
         Total assets                                                                   $   4,586,969          $  4,314,463
                                                                                        =============          ============

LIABILITIES:
       Borrowings under Credit Facility                                                 $     307,500          $    239,000
       Notes payable                                                                        2,548,391             2,319,699
       Accounts payable, accrued expenses and other liabilities                               466,514               370,136
       Current income tax payable                                                                   -                 7,995
                                                                                        -------------          ------------
         Total liabilities                                                              $   3,322,405          $  2,936,830
                                                                                        -------------          ------------

COMMITMENTS AND CONTINGENCIES:
MINORITY INTERESTS:
       Operating partnership, 8,863,889 and 8,873,347 units, at September 30, 2004
         and December 31, 2003, respectively                                            $      83,304          $    108,706
       Consolidated real estate partnerships                                                   44,137                47,123
                                                                                        -------------          ------------
         Total minority interests                                                       $     127,441          $    155,829
                                                                                        -------------          ------------
SHAREHOLDERS' EQUITY:
   Preferred shares, $0.01 par value, authorized 100,000,000 shares:
         Series A Convertible Cumulative Preferred Shares, liquidation preference of $25.00 per share, 14,200,000 and 10,800,000 shares issued and outstanding at September 30, 2004 and December 31, 2003,
            respectively                                                                $     319,166          $    248,160
         Series B Cumulative Preferred Shares,
           liquidation preference of $25.00 per share,
           3,400,000 shares issued and outstanding
           at September 30, 2004 and December 31, 2003                                         81,923                81,923
   Common shares, $0.01 par value, authorized 250,000,000 shares,
          124,446,656 and 124,396,168 shares issued and outstanding
          at September 30, 2004 and December 31, 2003, respectively                             1,238                 1,237
   Additional paid-in capital                                                               2,245,927             2,245,683
   Deferred compensation on restricted shares                                                  (3,124)               (4,102)
   Accumulated deficit                                                                     (1,043,673)             (877,120)
   Accumulated other comprehensive income                                                      (4,186)              (13,829)
                                                                                        -------------          ------------
                                                                                        $   1,597,271          $  1,681,952
   Less - shares held in treasury, at cost, 25,121,861
       common shares at September 30, 2004 and December 31, 2003                             (460,148)             (460,148)
                                                                                        -------------          ------------
       Total shareholders' equity                                                       $   1,137,123          $  1,221,804
                                                                                        -------------          ------------
       Total liabilities and shareholders' equity                                       $   4,586,969          $  4,314,463
                                                                                        =============          ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                    FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                                                     ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                                                      2004      2003         2004          2003
                                                                                   ---------  ----------  -----------   ---------
REVENUE:
           Office Property                                                         $ 128,331  $  123,155  $   384,564   $  364,137
           Resort/Hotel Property                                                      46,986      42,319      137,241      132,873
           Residential Development Property                                           60,595      34,936      163,875      140,631
                                                                                   ---------  ----------  -----------   ----------
                Total Property revenue                                             $ 235,912  $  200,410  $   685,680   $  637,641
                                                                                   ---------  ----------  -----------   ----------
EXPENSE:
           Office Property real estate taxes                                       $  15,719  $   15,323  $    49,719   $   49,794
           Office Property operating expenses                                         46,699      42,976      132,906      125,956
           Resort/Hotel Property expense                                              39,479      35,397      115,382      108,706
           Residential Development Property expense                                   54,480      34,975      146,803      131,977
                                                                                   ---------  ----------  -----------   ----------
                Total Property expense                                             $ 156,377  $  128,671  $   444,810   $  416,433
                                                                                   ---------  ----------  -----------   ----------

                Income from Property Operations                                    $  79,535  $   71,739  $   240,870   $  221,208
                                                                                   ---------  ----------  -----------   ----------

OTHER INCOME (EXPENSE):
           Income from investment land sales, net                                  $   7,583  $   11,334  $     8,532   $   12,961
           Gain on joint venture of properties, net                                        -           -            -          100
           Interest and other income                                                   2,576       1,319        8,295        3,954
           Corporate general and administrative                                       (9,023)     (7,356)     (22,734)     (18,968)
           Interest expense                                                          (46,571)    (43,044)    (137,008)    (129,298)
           Amortization of deferred financing costs                                   (3,453)     (2,783)     (10,243)      (7,751)
           Extinguishment of debt                                                       (155)          -       (3,082)           -
           Depreciation and amortization                                             (45,715)    (35,550)    (127,702)    (104,761)
           Impairment charges related to real estate assets                           (4,094)          -       (4,094)      (1,200)
           Other expenses                                                                (88)       (130)        (236)      (1,042)
           Equity in net income (loss) of unconsolidated companies:
                Office Properties                                                      1,268       5,871        3,871        9,981
                Resort/Hotel Properties                                                   22        (89)        (227)        2,036
                Residential Development Properties                                      (803)      1,725      (1,110)        4,235
                Temperature-Controlled Logistics Properties                             (906)       (949)      (4,514)         152
                Other                                                                    190        (864)        (391)      (1,679)
                                                                                   ---------  ----------  -----------   ----------

           Total Other Income (Expense)                                            $ (99,169) $  (70,516) $  (290,643)  $ (231,280)
                                                                                   ---------  ----------  -----------   ----------

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
      MINORITY  INTERESTS AND INCOME TAXES                                         $ (19,634) $    1,223  $   (49,773)  $  (10,072)
           Minority interests                                                            710      (1,174)       4,615         (667)
           Income tax benefit                                                          6,613       4,865       13,214       10,336
                                                                                   ---------  ----------  -----------   ----------

(LOSS) INCOME BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE
      EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                   $ (12,311) $    4,914  $   (31,944)  $     (403)
           Income from discontinued operations, net of minority interests              1,967         373        6,192        8,052
           Impairment charges related to real estate assets from discontinued
              operations, net of minority interests                                     (297)     (1,998)      (2,715)     (16,263)
           Loss on real estate from discontinued operations, net of minority
              interests                                                                  (32)        (19)      (2,152)        (349)
           Cumulative effect of a change in accounting principle, net of minority
              interests                                                                    -           -         (363)           -
                                                                                   ---------  ----------  -----------   ----------

NET (LOSS) INCOME                                                                  $ (10,673) $    3,270  $   (30,982)  $   (8,963)
            Series A Preferred Share distributions                                    (5,991)     (4,556)     (17,733)     (13,668)
            Series B Preferred Share distributions                                    (2,019)     (2,019)      (6,057)      (6,057)
                                                                                   ---------  ----------  -----------   ----------

NET LOSS AVAILABLE TO COMMON  SHAREHOLDERS                                         $ (18,683) $   (3,305) $ (54,772)    $  (28,688)
                                                                                   =========  ==========  ===========   ==========

BASIC EARNINGS PER SHARE DATA:
           Loss available to common shareholders before discontinued operations
              and cumulative effect of a change in accounting principle            $   (0.21) $    (0.01) $     (0.56)  $    (0.20)
           Income from discontinued operations, net of minority interests               0.02           -         0.06         0.08
           Impairment charges related to real estate assets from discontinued
              operations, net of minority interests                                        -       (0.02)       (0.03)       (0.17)
           Loss on real estate from discontinued operations, net of minority
              interests                                                                    -           -        (0.02)           -
           Cumulative effect of a change in accounting principle, net of minority
              interests                                                                    -           -            -            -
                                                                                   ---------  ----------  -----------   ----------
           Net loss available to common shareholders - basic                       $   (0.19) $    (0.03) $     (0.55)  $    (0.29)
                                                                                   =========  ==========  ===========   ==========
DILUTED EARNINGS PER SHARE DATA:
           Loss available to common shareholders before discontinued operations
              and cumulative effect of a change in accounting principle            $   (0.21) $    (0.01) $     (0.56)  $    (0.20)
           Income from discontinued operations, net of minority interests               0.02           -         0.06         0.08
           Impairment charges related to real estate assets from discontinued
              operations, net of minority interests                                        -       (0.02)       (0.03)       (0.17)
           Loss on real estate from discontinued operations, net of minority
              interests                                                                    -           -        (0.02)           -
           Cumulative effect of a change in accounting principle, net of minority
              interests                                                                    -           -            -            -
                                                                                   ---------  ----------  -----------   ----------

           Net loss available to common shareholders - diluted                     $   (0.19) $    (0.03) $     (0.55)  $    (0.29)
                                                                                   =========  ==========  ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)
                                   (unaudited)

                                                       Series A             Series B
                                                    Preferred Shares      Preferred Shares      Treasury Shares
                                                ---------------------  --------------------  ----------------------
                                                  Shares    Net Value    Shares   Net Value   Shares     Net Value
                                                ----------  ---------  ---------  ---------  ----------  -- -------
SHAREHOLDERS' EQUITY, December 31, 2003         10,800,000  $ 248,160  3,400,000  $  81,923  25,121,861  $ (460,148)

Issuance of Common Shares                                -          -          -          -           -           -

Exercise of Common Share Options                         -          -          -          -           -           -

Accretion of Discount on Employee
   Stock Option Notes                                    -          -          -          -           -           -

Issuance of Shares in Exchange for Operating
    Partnership Units                                    -          -          -          -           -           -

Preferred Equity Issuance                        3,400,000     71,006          -          -           -           -

Stock Option Grants                                      -          -          -          -           -           -

Amortization of Deferred Compensation
     on Restricted Shares                                -          -          -          -           -           -

Dividends Paid                                           -          -          -          -           -           -

Net Loss Available to Common Shareholders                -          -          -          -           -           -

Unrealized Gain on Marketable Securities                 -          -          -          -           -           -

Unrealized Net Gain on Cash Flow Hedges                  -          -          -          -           -           -

                                                ----------  ---------  ---------  ---------  ----------  ----------
SHAREHOLDERS' EQUITY, September 30, 2004        14,200,000  $ 319,166  3,400,000  $  81,923  25,121,861  $ (460,148)
                                                ==========  =========  =========  =========  ==========  ==========

                                                                                        Deferred
                                                    Common Shares        Additional  Compensation
                                               -----------------------    Paid-in    on Restricted   Accumulated
                                                  Shares     Par Value    Capital      Shares         (Deficit)
                                               ------------  ---------   ----------  -------------   -----------
SHAREHOLDERS' EQUITY, December 31, 2003         124,396,168  $   1,237  $ 2,245,683  $      (4,102)  $  (877,120)

Issuance of Common Shares                             5,672          -           94              -             -

Exercise of Common Share Options                     25,900          1          361              -             -

Accretion of Discount on Employee
   Stock Option Notes                                     -          -         (189)             -             -

Issuance of Shares in Exchange for Operating
    Partnership Units                                18,916          -            -              -             -

Preferred Equity Issuance                                 -          -            -              -             -

Stock Option Grants                                       -          -          (22)             -             -

Amortization of Deferred Compensation
     on Restricted Shares                                 -          -            -            978             -

Dividends Paid                                            -          -            -              -      (111,781)

Net Loss Available to Common Shareholders                 -          -            -              -       (54,772)

Unrealized Gain on Marketable Securities                  -          -            -              -             -

Unrealized Net Gain on Cash Flow Hedges                   -          -            -              -             -

                                               ------------  ---------   ----------  -------------   -----------
SHAREHOLDERS' EQUITY, September 30, 2004       124,446,656   $   1,238  $ 2,245,927  $      (3,124)  $(1,043,673)
                                               ============  =========  == ========  =============   ===========

                                                  Accumulated
                                                     Other
                                                 Comprehensive
                                                    Income        Total
                                                -------------   -----------
SHAREHOLDERS' EQUITY, December 31, 2003         $     (13,829)  $ 1,221,804

Issuance of Common Shares                                   -            94

Exercise of Common Share Options                            -           362

Accretion of Discount on Employee
   Stock Option Notes                                       -          (189)

Issuance of Shares in Exchange for Operating
    Partnership Units                                       -             -

Preferred Equity Issuance                                   -        71,006

Stock Option Grants                                         -           (22)

Amortization of Deferred Compensation
     on Restricted Shares                                   -           978

Dividends Paid                                              -      (111,781)

Net Loss Available to Common Shareholders                   -       (54,772)

Unrealized Gain on Marketable Securities                1,445         1,445

Unrealized Net Gain on Cash Flow Hedges                 8,198         8,198

                                                -------------   -----------
SHAREHOLDERS' EQUITY, September 30, 2004        $      (4,186)   $1,137,123
                                                =============   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          2004                      2003
                                                                                      -------------           ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              $     (30,982)          $        (8,963)
Adjustments to reconcile net loss to net cash provided  by operating activities:
         Depreciation and amortization                                                      137,945                   112,512
         Residential Development cost of sales                                               67,519                    66,658
         Residential Development capital expenditures                                      (126,622)                  (98,506)
         Impairment charges related to real estate assets from discontinued                   2,715                    16,263
           operations, net of minority interests
         Loss on real estate from discontinued operations, net of minority interests          2,152                       349
         Discontinued operations - depreciation and minority interests                        2,939                    14,360
         Extinguishment of debt                                                               3,082                         -
         Impairment charges related to real estate assets                                     4,094                     1,200
         Income from investment in land sales, net                                           (8,532)                  (12,961)
         Gain on joint venture of properties, net                                                 -                      (100)
         Minority interests                                                                  (4,615)                      667
         Cumulative effect of a change in accounting principle, net of minority                 363                         -
           interests
         Non-cash compensation                                                                  861                       (43)
         Equity in (earnings) loss from unconsolidated companies:
            Office Properties                                                                (3,871)                   (9,981)
            Resort/Hotel Properties                                                             227                    (2,036)
            Residential Development Properties                                                1,110                    (4,235)
            Temperature-Controlled Logistics Properties                                       4,514                      (152)
            Other                                                                               391                     1,679
         Distributions received from unconsolidated companies:
            Office Properties                                                                 4,465                    10,220
            Residential Development Properties                                                    -                        46
            Temperature-Controlled Logistics Properties                                       1,822                         -
            Other                                                                               938                       852
         Change in assets and liabilities, net of consolidations, acquisitions and dispositions:
            Restricted cash and cash equivalents                                             52,695                       602
            Accounts receivable                                                              (6,903)                    4,824
            Deferred rent receivable                                                        (12,998)                   (1,501)
            Income tax asset - current and deferred, net                                    (22,223)                  (11,223)
            Other assets                                                                    (11,045)                    7,465
            Accounts payable, accrued expenses and other liabilities                         15,295                   (29,395)
                                                                                      -------------           ---------------
               Net cash provided by operating activities                              $      75,336           $        58,601
                                                                                      -------------           ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Net cash impact of consolidation of previously unconsolidated companies      $         334           $        11,374
         Proceeds from property sales                                                       113,871                    16,030
         Acquisition of investment properties                                              (193,275)                  (14,802)
         Development of investment properties                                                (3,804)                   (3,612)
         Property improvements - Office Properties                                           (9,040)                  (11,342)
         Property improvements - Resort/Hotel Properties                                    (22,228)                   (7,097)
         Tenant improvement and leasing costs - Office Properties                           (68,145)                  (51,114)
         Residential Development Properties Investments                                     (28,319)                  (28,696)
         Decrease (increase) in restricted cash and cash equivalents                         92,347                      (835)
         Purchases of defeasance investments and other securities                          (195,781)                   (2,963)
         Proceeds from defeasance investment maturities                                       8,809                         -
         Return of investment in unconsolidated companies:
            Office Properties                                                                 2,288                      7,721
            Resort/Hotel  Properties                                                          1,299                         -
            Residential Development Properties                                                   14                       227
            Temperature-Controlled Logistics Properties                                      90,776                     3,201
            Other                                                                               204                     5,428
         Investment in unconsolidated companies:
            Office Properties                                                               (10,086)                      (85)
            Residential Development Properties                                                 (991)                   (4,738)
            Temperature-Controlled Logistics Properties                                      (2,404)                     (897)
            Other                                                                            (2,646)                   (1,419)
         Decrease in notes receivable                                                         4,810                    19,098
                                                                                      -------------           ---------------
            Net cash used in investing activities                                     $    (221,967)          $       (64,521)
                                                                                      -------------           ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Debt financing costs                                                         $      (8,218)          $        (2,603)
         Borrowings under Credit Facility                                                   440,000                   284,500
         Payments under Credit Facility                                                    (371,500)                 (134,000)
         Notes payable proceeds                                                             454,623                   100,435
         Notes payable payments                                                            (386,590)                  (97,164)
         Residential Development Properties notes payable borrowings                         77,706                    57,516
         Residential Development Properties notes payable payments                          (62,462)                  (56,042)
         Amortization of debt premiums                                                       (1,766)                        -
         Obligation related to  property financing transaction                               79,920                         -
         Capital distributions - joint venture partner                                       (6,331)                   (9,462)
         Capital contributions - joint venture partner                                        2,101                         -
         Proceeds from exercise of share options                                                362                         -
         Treasury shares purchase under compensation plan                                         -                      (880)
         Issuance of preferred shares - Series A                                             71,006                         -
         Series A Preferred Share distributions                                             (17,972)                  (13,668)
         Series B Preferred Share distributions                                              (6,057)                   (6,057)
         Dividends and unitholder distributions                                            (131,726)                 (131,616)
                                                                                      -------------           ---------------
             Net cash provided by (used in) financing activities                      $     133,096           $        (9,041)
                                                                                      -------------           ---------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                 $     (13,535)          $       (14,961)
CASH AND CASH EQUIVALENTS,
         Beginning of period                                                                 78,052                    78,444
                                                                                      -------------           ---------------
CASH AND CASH EQUIVALENTS,
         End of period                                                                $      64,517           $        63,483
                                                                                      =============           ===============

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

      The direct and indirect subsidiaries of Crescent Equities at September 30, 2004 included:

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

      The following table shows the consolidated subsidiaries of the Company that owned or had an interest in real estate assets and the real estate assets that each subsidiary owned or had an interest in as of September 30, 2004.

Operating Partnership              Partnership Wholly-owned assets - The Avallon
                                   IV, Datran Center (two office properties),
                                   Houston Center (three office properties and the Houston Center Shops), and Dupont Centre.
                                   These properties are included in the
                                   Company's Office Segment.

                                   Non wholly-owned assets, consolidated - 301
                                   Congress Avenue (50% interest) and Fountain
                                   Place (0.1% interest), included in the
                                   Company's Office Segment. Sonoma Mission Inn
                                   (80.1% interest), included in the Company's
                                   Resort/Hotel Segment.

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

                                   Non wholly-owned asset, consolidated - 3770
                                   Hughes Parkway (67% interest), included in the Company's Office Segment.

Crescent Real Estate Funding I,    Wholly-owned assets - The Aberdeen, The
L.P. ("Funding I")                 Avallon I, II & III, Carter Burgess Plaza,
                                   The Citadel, The Crescent Atrium, The
                                   Crescent Office Towers, Regency Plaza One,
                                   Waterside Commons and 125 E. John Carpenter
                                   Freeway. These properties are included in the Company's Office Segment.

Crescent Real Estate Funding       Wholly-owned assets - Greenway Plaza Office
III, IV and V, L.P. ("Funding      Properties (ten Office Properties). These
III, IV and V")(2)                 properties are included in the Company's
                                   Office Segment. Renaissance Houston Hotel is included in the Company's Resort/Hotel
                                   Segment.

Crescent Real Estate Funding       Wholly-owned asset - Canyon Ranch - Lenox,
VI, L.P. ("Funding VI")            included in the Company's Resort/Hotel
                                    Segment.

Crescent Real Estate Funding       Wholly-owned assets - The Addison, Austin
VIII, L.P. ("Funding VIII")        Centre, The Avallon V, Chancellor Park, 816
                                   Congress, Greenway I & IA (two office
                                   properties), Greenway II, Johns Manville
                                   Plaza, Palisades Central I, Palisades Central
                                   II, Stemmons Place, Trammell Crow Center(3),
                                   3333 Lee Parkway, 44 Cook and 55 Madison.
                                   These properties are included in the
                                   Company's Office Segment. The Canyon Ranch -
                                   Tucson, Omni Austin Hotel, and Ventana Inn &
                                   Spa, all of which are included in the
                                   Company's Resort/Hotel Segment.

Crescent Real Estate Funding X,    Wholly-owned assets - Post Oak Central (three
L.P. ("Funding X")                 Office Properties). These properties are
                                   included in the Company's Office Segment.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Crescent Real Estate Funding XII,  Wholly-owned assets - Albuquerque Plaza,
L.P. ("Funding XII")               Barton Oaks Plaza, Briargate Office and
                                   Research Center, MacArthur Center I & II,
                                   Stanford Corporate Center, and Two
                                   Renaissance Square. These properties are included in the Company's Office Segment. The
                                   Hyatt Regency Albuquerque and the Park Hyatt
                                   Beaver Creek Resort & Spa. These properties are included in the Company's Resort/Hotel
                                   Segment.

Crescent 707 17th Street, L.L.C    Wholly-owned assets - 707 17th Street,
                                   included in the Company's Office Segment, and The Denver Marriott City Center, included in the Company's Resort/Hotel Segment.

Crescent Alhambra, L.L.C.          Wholly-owned asset - Alhambra Plaza (two
                                   Office Properties), included in the Company's
                                   Office Segment.

Crescent Spectrum Center, L.P.     Non wholly-owned asset, consolidated -
                                   Spectrum Center (approximately 100%
                                   interest), included in the Company's Office
                                   Segment.

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

Houston Area Development Corp.     Non wholly-owned assets, consolidated -
("HADC")                           Falcon Point (98% interest) and Spring Lakes
                                   (98% interest). These properties are included in the Company's Residential Development
                                   Segment.

Desert Mountain Development        Non wholly-owned assets, consolidated -
Corporation ("DMDC")               Desert Mountain (93% interest), included in
                                   the Company's Residential Development
                                   Segment.

Crescent Resort Development Inc.   Non wholly-owned assets, consolidated -
("CRDI")                           Brownstones (64% interest), Creekside at
                                   Riverfront (64% interest), Cresta (60%
                                   interest), Delgany (64% interest), Eagle
                                   Ranch (60% interest), Gray's Crossing (71% interest), Horizon Pass (64% interest),
                                   Hummingbird (64% interest), Main Street
                                   Station (30% interest), Northstar (57%
                                   interest), Old Greenwood (71% interest),
                                   Park Place at Riverfront (64% interest), Park
                                   Tower at Riverfront (64% interest), Riverbend
                                   (60% interest), Riverfront Park (64%
                                   interest). These properties are included in the Company's Residential Development
                                   Segment.

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

- --------------

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

      See Note 8, "Investments in Unconsolidated Companies," for a table that lists the Company's ownership in significant unconsolidated joint ventures and investments as of September 30, 2004.

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

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEGMENTS

      The assets and operations of the Company were divided into four investment segments at September 30, 2004, as follows:

      -     Office Segment;

      -     Resort/Hotel Segment;

      -     Residential Development Segment; and

      -     Temperature-Controlled Logistics Segment.

      Within these segments, the Company owned in whole or in part the following real estate assets (the "Properties") as of September 30, 2004:

      - OFFICE SEGMENT consisted of 75 office properties (collectively referred to as the "Office Properties"), located in 27 metropolitan submarkets in seven states, with an aggregate of approximately 29.9 million net rentable square feet. Sixty-five of the Office Properties are wholly-owned and ten are owned through joint ventures, two of which are consolidated and eight of which are unconsolidated.

      - RESORT/HOTEL SEGMENT consisted of five luxury and destination fitness resorts and spas with a total of 1,036 rooms/guest nights and four upscale business-class hotel properties with a total of 1,771 rooms (collectively referred to as the "Resort/Hotel Properties"). Eight of the Resort/Hotel Properties are wholly-owned and one is owned through a joint venture that is consolidated.

      - RESIDENTIAL DEVELOPMENT SEGMENT consisted of the Company's ownership of common stock representing interests of 98% to 100% in four residential development corporations (collectively referred to as the "Residential Development Corporations"), which in turn, through partnership arrangements, owned in whole or in part 28 upscale residential development properties (collectively referred to as the "Residential Development Properties").

      - TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of the Company's 40% interest in Vornado Crescent Portland Partnership (the "Temperature-Controlled Logistics Partnership") and a 56% non-controlling interest in the Vornado Crescent Carthage and KC Quarry L.L.C. ("VCQ"). The Temperature-Controlled Logistics Partnership owns all of the common stock, representing substantially all of the economic interest, of AmeriCold Realty Trust (the "Temperature-Controlled Logistics Corporation"), a REIT. As of September 30, 2004, the Temperature-Controlled Logistics Corporation directly or indirectly owned 87 temperature-controlled logistics properties (collectively referred to as the "Temperature-Controlled Logistics Properties") with an aggregate of approximately 440.7 million cubic feet (17.5 million square feet) of warehouse space. As of September 30, 2004, VCQ owned two quarries and the related land. The Company accounts for its interests in the Temperature-Controlled Logistics Partnership and in VCQ as unconsolidated equity entities.

      See Note 3, "Segment Reporting," for a table showing selected financial information for each of these investment segments for the three and nine months ended September 30, 2004 and 2003, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of these investment segments at September 30, 2004 and December 31, 2003.

      See Note 17, "Subsequent Events," for a discussion of (i) the Company's joint venture transaction related to three of its Office Properties, (ii) the sale of one of its business-class hotel properties and (iii) the restructuring of the Company's investment in the Temperature-Controlled Logistics Segment.

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

      The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ADOPTION OF NEW ACCOUNTING STANDARD

      EITF 03-1. At the March 17-18, 2004 meeting, consensus was reached by the FASB Emerging Issues Task Force on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Consensus applies to investments in debt and equity securities within the scope of SFAS Nos. 115, "Accounting for Certain Investments in Debt and Equity Securities," and 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." It also applies to investments in equity securities that are both outside SFAS No. 115's scope and not accounted for under the equity method. The Task Force reached a consensus that certain quantitative and qualitative disclosures should be required for securities that are impaired at the balance sheet date but for which an other - than-temporary impairment has not been recognized. The new impairment guidance creates a model that calls for many judgments and additional evidence gathering in determining whether or not securities are other-than-temporarily impaired and lists some of these impairment indicators. The impairment accounting guidance is effective for periods beginning after June 15, 2004 and the disclosure requirements for annual reporting periods are effective for periods ending after June 15, 2004. The Company adopted EITF 03-1 effective July 1, 2004 and it had no impact on the Company's financial condition or its results of operations.

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

      The adoption of FIN 46R did not have a material impact to the Company's financial condition or results of operations. Due to the adoption of this Interpretation and management's assumptions in application of the guidelines stated in the Interpretation, the Company has consolidated GDW LLC, a subsidiary of DMDC, as of December 31, 2003 and Elijah Fulcrum Fund Partners, L.P. ("Elijah") as of January 1, 2004. Elijah is a limited partnership whose purpose is to invest in the SunTx Fulcrum Fund, L.P. SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. While it was determined that one of the Company's unconsolidated joint ventures, Main Street Partners, L.P., and its investments in Canyon Ranch Las Vegas, L.L.C., CR License, L.L.C. and CR License II, L.L.C. ("Canyon Ranch Entities") are VIEs under FIN 46R, the Company is not the primary beneficiary and is not required to consolidate these entities under other GAAP. The Company's maximum exposure to loss is limited to its equity investment of approximately $57.7 million in Main Street Partners, L.P. and $5.1 million in the Canyon Ranch Entities at September 30, 2004.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      During 2004, the Company entered into three separate exchange agreements with a third party intermediary. The first exchange agreement included two parcels of undeveloped land, the second exchange agreement included the 3930 Hughes Parkway Office Property, and the third exchange agreement included The Alhambra Office Property. The agreements were for a maximum term of 180 days and allow the Company to pursue favorable tax treatment on other properties sold by the Company within this period. During the 180-day periods, which ended or will end on August 28, 2004, November 6, 2004, and February 2, 2005, respectively, the third party intermediary is the legal owner of the properties, although the Company controls the properties, retains all of the economic benefits and risks associated with these properties and indemnifies the third party intermediary and, therefore, the Company fully consolidates these properties. The Company took or will take legal ownership of the properties no later than on the expiration of the respective 180-day period.

      STOCK-BASED COMPENSATION. Effective January 1, 2003, the Company adopted the fair value expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," on a prospective basis as permitted by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which requires that the fair value of stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. During the nine months ended September 30, 2004, the Company granted stock options and recognized compensation expense that was not significant to its results of operations. With respect to the Company's stock options which were granted prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Had compensation cost been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Company's net loss and loss per share would have been reduced to the following pro forma amounts:

                                                                FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS
                                                                      SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                                --------------------------    ---------------------------
(in thousands, except per share amounts)                            2004            2003          2004            2003
- ------------------------------------------                      ------------    ----------    ------------   ------------
Net loss available to common shareholders, as reported          $    (18,683)   $   (3,305)   $    (54,772)  $    (28,688)
Add: Stock-based employee compensation expense included in
      reported net income                                                355            15           1,056             21
Deduct: total stock-based employee compensation expense
      determined under fair value based method for all
      awards, net of minority interest                                  (838)         (594)         (2,534)        (1,794)
                                                                ------------    ----------    ------------   ------------
Pro forma net loss                                              $    (19,166)   $   (3,884)   $    (56,250)  $    (30,461)
Loss per share:
Basic/Diluted - as reported                                     $      (0.19)   $    (0.03)   $      (0.55)  $      (0.29)
Basic/Diluted - pro forma                                       $      (0.19)   $    (0.04)   $      (0.57)  $      (0.31)

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      MARKETABLE SECURITIES. The Company has classified and recorded its marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Realized gains or losses on the sale of securities are recorded based on specific identification. When a decline in the fair value of marketable securities is determined to be other-than-temporary, the cost basis is written down to fair value and the amount of the write-down is included in earnings for the applicable period. Investments in securities with no readily determinable market value are reported at cost, as they are not considered marketable under SFAS No. 115, and total $5.5 million at September 30, 2004 and December 31, 2003.

      The following tables present the cost, fair value and unrealized gains and losses as of September 30, 2004 and December 31, 2003 and the realized gains and change in Accumulated Other Comprehensive Income ("OCI") for the nine months ended September 30, 2004 and 2003 for the Company's marketable securities.


                             AS OF SEPTEMBER 30, 2004                   AS OF DECEMBER 31, 2003
                       -------------------------------------    ------------------------------------------
(in thousands)                          FAIR     UNREALIZED                        FAIR        UNREALIZED
TYPE OF SECURITY           COST        VALUE     GAIN/(LOSS)       COST            VALUE       GAIN/(LOSS)
- ------------------     ----------  -----------  ------------    ----------      -----------    -----------
Held to maturity(1)    $  170,589  $   169,042  $    (1,547)    $    9,620      $     9,621    $        1
Trading(2)                  7,963        8,270          N/A          4,473            4,714           N/A
Available for sale(3)      24,204       24,908          705          2,278            2,278             -
                       ----------  -----------  -----------     ----------      -----------    -----------
    Total              $  202,756  $   202,220  $      (842)    $   16,371      $    16,613    $        1
                       ==========  ===========  ===========     ==========      ===========    ===========

                       FOR THE NINE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2004      SEPTEMBER 30, 2003
                       ------------------------- --------------------------
(in thousands)          REALIZED    CHANGE          REALIZED      CHANGE
TYPE OF SECURITY       GAIN/(LOSS)   IN OCI        GAIN/(LOSS)    IN OCI
- -----------------      ----------  ------------  -------------  ----------
Held to maturity(1)    $        -         N/A    $           -  $      N/A
Trading(2)                    367         N/A                -         N/A
Available for sale(3)           6         705             (502)        514
                       ----------  ------------  -------------  ----------
    Total              $      373  $      705    $        (502) $      514
                       ==========  ============  =============  ==========

(1) Held to maturity securities are carried at amortized cost and consist of U.S. Treasury and government sponsored agency securities purchased for the sole purpose of funding debt service payments on the LaSalle Note II. See
      Note 9, "Notes Payable and Borrowings Under Credit Facility," for additional information on the defeasance of the LaSalle Note II.

(2) Trading securities consist of primarily marketable securities purchased in connection with the Company's dividend incentive unit program. These securities are included in "Other assets, net" in the accompanying Consolidated Balance Sheets and are marked to market value on a monthly basis with the change in fair value recognized in earnings.

(3) Available for sale securities consist of marketable securities which the Company intends to hold for an indefinite period of time. These securities consist of $18.3 million of bonds and $6.6 million of preferred stock which are included in "Other assets, net" in the accompanying Consolidated Balance Sheets and are marked to market value on a monthly basis with the corresponding unrealized gain or loss recorded in OCI.

      In July 2004, Fresh Choice, Inc., in which the Company owns $5.5 million Series B Preferred shares reported at cost at September 30, 2004 and December 31, 2003, filed for protection under Chapter 11 of the U.S. Bankruptcy Court in order to facilitate a reorganization and restructuring. At September 5, 2004, the accrued liquidation preference on the Series B Preferred shares was $9.3 million. Based on the Company's evaluation of its preferred interest in Fresh Choice, the Company estimates the value of its shares at a minimum to be equal to the investment balance of $5.5 million.

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

      The following tables present reconciliations for the three and nine months ended September 30, 2004 and 2003 of basic and diluted earnings per share from "Loss before discontinued operations and cumulative effect of a change in accounting principle" to "Net loss available to common shareholders." The table also includes weighted average shares on a basic and diluted basis, which for the periods presented, are the same.

                                                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                ---------------------------------------------------------------
                                                                              2004                         2003
                                                                --------------------------------  -----------------------------
                                                                 Income     Wtd. Avg.  Per Share  Income   Wtd. Avg.  Per Share
(in thousands, except per share amounts)                         (Loss)    Shares (1)   Amount    (Loss)   Shares (1)  Amount
- -----------------------------------------                       ---------  ----------  ---------  -------  ---------  ---------
BASIC/DILUTED  EPS -
 Loss before discontinued operations and cumulative effect
      of a change in accounting principle                       $ (12,311)   99,024               $ 4,914     99,172
Series A Preferred Share distributions                             (5,991)                         (4,556)
Series B Preferred Share distributions                             (2,019)                         (2,019)
                                                                ---------  ----------  ---------  -------  ---------  ---------
Loss available to common shareholders
   before discontinued operations and cumulative
   effect of a change in accounting principle                   $ (20,321)   99,024    $   (0.21) $(1,661)    99,172  $   (0.01)
Income from discontinued operations, net of minority interests      1,967                   0.02      373                     -
Impairment charges related to real estate assets from
   discontinued operations, net of minority interests                (297)                     -   (1,998)                (0.02)
Loss on real estate from discontinued operations, net of
   minority interests                                                 (32)                     -      (19)                    -
Cumulative effect of a change in accounting principle                   -                      -        -                     -
                                                                ---------  ----------  ---------  -------  ---------  ---------
Net loss available to common shareholders                       $ (18,683)   99,024    $   (0.19) $(3,305)    99,172  $   (0.03)
                                                                =========  ==========  =========  =======  =========  =========

- --------------

(1) Anti-dilutive shares not included are 112 and 10 for the three months ended September 30, 2004 and 2003, respectively.

                                                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                ---------------------------------------------------------------
                                                                              2004                          2003
                                                                --------------------------------  -----------------------------
                                                                 Income     Wtd. Avg.  Per Share   Income   Wtd. Avg. Per Share
(in thousands, except per share amounts)                         (Loss)    Shares (1)   Amount     (Loss)  Shares (1)  Amount
- -----------------------------------------                       ---------  ----------  ---------  -------- ---------  ---------
BASIC/DILUTED  EPS -
Loss before discontinued operations and cumulative effect
      of a change in accounting principle                       $ (31,944)    99,013              $   (403)   99,186
Series A Preferred Share distributions                            (17,733)                         (13,668)
Series B Preferred Share distributions                             (6,057)                          (6,057)
                                                                ---------  ----------  ---------  -------- ---------  ---------
Loss available to common shareholders
   before discontinued operations and cumulative
   effect of a change in accounting principle                   $ (55,734)    99,013   $   (0.56) $(20,128)   99,186  $   (0.20)
Income from discontinued operations, net of minority interests      6,192                   0.06     8,052                 0.08
Impairment charges related to real estate assets from
   discontinued operations, net of minority interests              (2,715)                 (0.03)  (16,263)               (0.17)
Loss on real estate from discontinued operations, net of
   minority interests                                              (2,152)                 (0.02)     (349)                   -
Cumulative effect of a change in accounting principle                (363)                     -         -                    -
                                                                ---------  ----------  ---------  -------- ---------  ---------
Net loss available to common shareholders                       $ (54,772)    99,013   $   (0.55) $(28,688)   99,186  $   (0.29)
                                                                =========  ==========  =========  ======== =========  =========

- ---------

(1) Anti-dilutive shares not included are 170 and 6 for the nine months ended September 30, 2004 and 2003, respectively.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS


                                                                                 FOR THE NINE MONTHS ENDED
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                                     SEPTEMBER 30,
(in thousands)                                                                    2004           2003
- ---------------------------------------------------                             ----------   -------------
Interest paid on debt                                                           $  121,622   $     110,670
Interest capitalized - Resort/Hotel                                                    278               -
Interest capitalized - Residential Development                                      11,090          13,896
Additional interest paid in conjunction with cash flow hedges                        8,935          15,472
                                                                                ----------   -------------
Total interest paid                                                             $  141,925   $     140,038
                                                                                ==========   =============

Cash paid for income taxes                                                      $    8,406   $       1,954
                                                                                ==========   =============

SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES:

Conversion of Operating Partnership units to common shares with resulting reduction in minority interest and increases in common shares and
   additional paid-in capital                                                   $        -   $           8
Assumption of debt in conjunction with acquisitions of Office Properties           139,807          38,000
Non-cash compensation                                                                  962             147
Financed sale of land parcel                                                         4,878          11,800
Financed purchase of land parcel                                                     7,500               -

SUPPLEMENTAL SCHEDULE OF  2003 CONSOLIDATION OF DBL, MVDC,  HADC, AND
 2004 CONSOLIDATION OF ELIJAH:

Net investment in real estate                                                   $        -   $      (9,692)
Accounts receivable, net                                                              (848)         (3,057)
Investments in unconsolidated companies                                             (2,478)         13,552
Notes receivable, net                                                                4,363             (25)
Income tax asset - current and deferred, net                                          (274)         (3,564)
Other assets, net                                                                        -            (820)
Notes payable                                                                            -             312
Accounts payable, accrued expenses and other liabilities                                 -          12,696
Minority interest - consolidated real estate partnerships                             (140)          1,972
Other comprehensive income, net of tax                                                 139               -
Cumulative effect of a change in accounting principle                                 (428)              -
                                                                                ----------   -------------
Increase in cash                                                                $      334   $      11,374
                                                                                ==========   =============

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

      -     Net Income (Loss) - determined in accordance with GAAP;

      - excluding gains (losses) from sales of depreciable operating property;

      -     excluding extraordinary items (as defined by GAAP);

      -     plus depreciation and amortization of real estate assets; and

      - after adjustments for unconsolidated partnerships and joint ventures.

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

      Selected financial information related to each segment for the three and nine months ended September 30, 2004 and 2003, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of the segments at September 30, 2004 and December 31, 2003, are presented below:

    SELECTED FINANCIAL INFORMATION:

                                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                                         -------------------------------------------------------------------------------------
                                                                                       TEMPERATURE-
                                                                        RESIDENTIAL    CONTROLLED
                                            OFFICE        RESORT/HOTEL  DEVELOPMENT     LOGISTICS     CORPORATE
 (in thousands)                            SEGMENT(1)        SEGMENT    SEGMENT(2)       SEGMENT      AND OTHER       TOTAL
- ---------------------------------------  -------------    ------------  -----------    ------------   ----------    ----------
Total Property revenue                   $     128,331     $   46,986   $    60,595     $       -     $       -     $  235,912
Total Property expense                          62,418         39,479        54,480             -             -        156,377
                                         -------------     ----------   -----------     ---------     ---------     ----------
  Income from Property Operations        $      65,913     $    7,507   $     6,115     $       -     $       -     $   79,535

Total other income (expense)                   (34,238)        (5,993)       (8,310)         (906)      (49,722)(3)    (99,169)
Minority interests and income taxes               (512)         2,454         3,469             -         1,912          7,323
Discontinued operations -income, loss
  on real estate and impairment charges
  related to real estate assets                   (341)         2,642           103             -          (766)         1,638
                                         -------------     ----------   -----------     ---------     ---------     ----------
  Net income (loss)                      $      30,822     $    6,610   $     1,377     $    (906)    $ (48,576)    $  (10,673)
                                         -------------     ----------   -----------     ---------     ---------     ----------

Depreciation and amortization of real
 estate assets                           $      35,141     $    5,662   $     2,181     $       -     $       -     $   42,984
(Gain) loss on property sales, net                 164              -          (126)            -           155            193
Impairment charges related to real
 estate assets                                       -              -         2,497             -           350          2,847
Adjustments for investment in
unconsolidated companies                         2,283              -        (2,150)        5,768             -          5,901
Unitholder minority interest                         -              -             -             -        (1,912)        (1,912)
Series A Preferred share distributions               -              -             -             -        (5,991)        (5,991)
Series B Preferred share distributions               -              -             -             -        (2,019)        (2,019)
                                         -------------     ----------   -----------     ---------     ---------     ----------
Adjustments to reconcile net income
 (loss) to funds from operations -
 diluted                                 $      37,588     $    5,662   $     2,402     $   5,768     $  (9,417)    $   42,003
                                         -------------     ----------   -----------     ---------     ---------     ----------
Funds from operations available to
 common shareholders before
 impairment charges related to real
 estate assets - diluted                 $      68,410     $   12,272   $     3,779     $   4,862     $ (57,993)    $   31,330
Impairment charges related to real
  estate assets                                      -              -        (2,497)            -          (350)        (2,847)
                                         -------------     ----------   -----------     ---------     ---------     ----------
Funds from operations available to
   common shareholders after impairment
   charges related to real estate
   assets - diluted                      $      68,410     $   12,272   $     1,282     $   4,862     $ (58,343)    $   28,483
                                         =============     ==========   ===========     =========     =========     ==========

See footnotes to the following table.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    SELECTED FINANCIAL INFORMATION:

                                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                         --------------------------------------------------------------------------------------
                                                                                       TEMPERATURE-
                                                                        RESIDENTIAL    CONTROLLED
                                            OFFICE        RESORT/HOTEL  DEVELOPMENT     LOGISTICS     CORPORATE
 (in thousands)                            SEGMENT(1)        SEGMENT    SEGMENT(2)       SEGMENT      AND OTHER        TOTAL
- ---------------------------------------  -------------    ------------  -----------    ------------   ----------     ----------
Total Property revenue                   $     123,155     $   42,319   $    34,936    $          -   $        -     $  200,410
Total Property expense                          58,299         35,397        34,975               -            -        128,671
                                         -------------     ----------   -----------    ------------   ----------     ----------
  Income from Property Operations        $      64,856     $    6,922   $       (39)   $          -   $        -     $   71,739

Total other income (expense)                   (21,254)        (4,988)         (670)           (949)     (42,655)(3)    (70,516)
Minority interests and income taxes                  7          1,481         2,347               -         (144)         3,691
Discontinued operations -income, loss
  on real estate and impairment charges
  related to real estate assets                 (1,177)         1,600            10               -       (2,077)        (1,644)
                                         -------------     ----------   -----------    ------------   ----------     ----------

  Net income (loss)                      $      42,432     $    5,015   $     1,648    $       (949)  $  (44,876)    $    3,270
                                         -------------     ----------   -----------    ------------   ----------     ----------
Depreciation and amortization of real
  estate assets                          $      32,438    $     6,062   $     1,117    $          -   $        -     $   39,617
(Gain) loss on property sales, net                  28              -             -               -          (14)            14
Impairment charges related to real
  estate assets                                      -              -             -               -        2,356          2,356
Adjustments for investment in
  unconsolidated companies                      (1,613)           394             8           5,147          260          4,196
Unitholder minority interest                         -              -             -               -          585            585
Series A Preferred share distributions               -              -             -               -       (4,556)        (4,556)
Series B Preferred share distributions               -              -             -               -       (2,019)        (2,019)
                                         -------------     ----------   -----------    ------------   ----------     ----------
Adjustments to reconcile net income
  (loss) to funds from operations -
  diluted                                $      30,853     $    6,456   $     1,125    $      5,147   $   (3,388)    $   40,193
                                         -------------     ----------   -----------    ------------   ----------     ----------
Funds from operations available to
   common shareholders before
   impairment charges related to real
   estate assets - diluted               $      73,285     $   11,471   $     2,773    $      4,198   $  (48,264)    $   43,463
Impairment charges related to real
  estate assets                                      -              -             -               -       (2,356)        (2,356)
                                         -------------     ----------   -----------    ------------   ----------     ----------
Funds from operations available to
   common shareholders  after
   impairment charges related to real
   estate assets - diluted               $      73,285     $   11,471   $     2,773    $      4,198   $  (50,620)    $   41,107
                                         =============     ==========   ===========    ============   ==========     ==========

See footnotes to the following table.

    SELECTED FINANCIAL INFORMATION:

                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                         --------------------------------------------------------------------------------------
                                                                                       TEMPERATURE-
                                                                        RESIDENTIAL    CONTROLLED
                                            OFFICE        RESORT/HOTEL  DEVELOPMENT     LOGISTICS     CORPORATE
 (in thousands)                            SEGMENT(1)        SEGMENT    SEGMENT(2)       SEGMENT      AND OTHER        TOTAL
- ---------------------------------------  -------------    ------------  -----------    ------------   ----------     ----------
Total Property revenue                   $     384,564    $    137,241  $   163,875    $          -   $        -     $  685,680
Total Property expense                         182,625         115,382      146,803               -            -        444,810
                                         -------------    ------------  -----------    ------------   ----------     ----------
  Income from Property Operations        $     201,939    $     21,859  $    17,072    $          -   $        -     $  240,870
Total other income (expense)                   (94,131)        (16,738)     (15,794)         (4,514)    (159,466)(3)   (290,643)
Minority interests and income taxes             (1,230)          6,531        8,308               -        4,220         17,829
Discontinued operations -income, loss
  on real estate and impairment charges
  related to real estate assets                 (4,434)          6,611          149               -       (1,001)         1,325
Cumulative effect of a change in
  accounting principle                               -               -            -               -         (363)          (363)
                                         -------------    ------------  -----------    ------------   ----------     ----------

  Net income (loss)                      $     102,144    $     18,263  $     9,735    $     (4,514)  $ (156,610)    $  (30,982)
                                         -------------    ------------  -----------    ------------   ----------     ----------
Depreciation and amortization of real
  estate assets                          $      97,205    $     17,030  $     5,115    $          -   $       56     $  119,406
(Gain) loss on property sales, net               2,319               -         (127)              -          491          2,683
Impairment charges related to real
  estate assets                                  2,852               -        2,497               -          350          5,699
Adjustments for investment in
  unconsolidated companies                       7,188               -       (2,099)         17,348            -         22,437
Unitholder minority interest                         -               -            -               -       (5,548)        (5,548)
Series A Preferred share distributions               -               -            -               -      (17,733)       (17,733)
Series B Preferred share distributions               -               -            -               -       (6,057)        (6,057)
                                         -------------    ------------  -----------    ------------   ----------     ----------
Adjustments to reconcile net income
  (loss) to funds from operations
  available to common shareholders -
  diluted                                $     109,564    $     17,030  $     5,386    $     17,348   $  (28,441)    $  120,887
                                         -------------    ------------  -----------    ------------   ----------     ----------
Funds from operations available to
  common shareholders before
  impairment charges related to real
  estate assets - diluted                $     211,708    $     35,293  $    15,121    $     12,834   $ (185,051)    $   89,905
Impairment charges related to real
  estate assets                                 (2,852)              -       (2,497)              -         (350)        (5,699)
                                         -------------    ------------  -----------    ------------   ----------     ----------
Funds from operations available to
  common shareholders after impairment
  charges related to real estate
  assets - diluted                       $     208,856    $     35,293  $    12,624    $     12,834   $ (185,401)    $   84,206
                                         =============    ============  ===========    ============   ==========     ==========

See footnotes to the following table.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    SELECTED FINANCIAL INFORMATION:

                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                         --------------------------------------------------------------------------------------
                                                                                       TEMPERATURE-
                                                                        RESIDENTIAL    CONTROLLED
                                            OFFICE        RESORT/HOTEL  DEVELOPMENT     LOGISTICS     CORPORATE
 (in thousands)                            SEGMENT(1)        SEGMENT    SEGMENT(2)       SEGMENT      AND OTHER        TOTAL
- ---------------------------------------  -------------    ------------  -----------    ------------   ----------     ----------
Total Property revenue                   $     364,137    $    132,873  $   140,631    $          -   $        -     $  637,641
Total Property expense                         175,750         108,706      131,977               -            -        416,433
                                         -------------    ------------  -----------    ------------   ----------     ----------
  Income from Property Operations        $     188,387    $     24,167  $     8,654    $          -   $        -     $  221,208

Total other income (expense)                   (71,493)        (12,187)      (3,336)             151    (144,415)(3)   (231,280)
Minority interests and income taxes               (267)          4,031        4,671               -        1,234          9,669
Discontinued operations -income, loss
  on real estate and impairment charges
  related to real estate assets                (10,340)          4,659           (1)              -       (2,878)        (8,560)
                                         -------------    ------------  -----------    ------------   ----------     ----------

  Net income (loss)                      $     106,287    $     20,670  $     9,988    $        151   $ (146,059)    $   (8,963)
                                         -------------    ------------  -----------    ------------   ----------     ----------
Depreciation and amortization of real
estate assets                            $      87,829    $     17,645  $     3,543    $          -   $        -     $  109,017
(Gain) loss on property sales, net                 447               -            -               -          272            719
Impairment charges related to real
estate assets                                   16,200               -            -               -        4,174         20,374
Adjustments for investment in
unconsolidated companies                         3,805           1,143          235          16,143          178         21,504
Unitholder minority interest                         -               -            -               -       (1,605)        (1,605)
Series A Preferred share distributions               -               -            -               -      (13,668)       (13,668)
Series B Preferred share distributions               -               -            -               -       (6,057)        (6,057)
                                         -------------    ------------  -----------    ------------   ----------     ----------
Adjustments to reconcile net income
  (loss) to funds from operations -
  diluted                                $     108,281    $     18,788  $     3,778    $     16,143   $  (16,706)    $  130,284
                                         -------------    ------------  -----------    ------------   ----------     ----------
Funds from operations available to
   common shareholders before
   impairment charges related to real
   estate assets - diluted               $     214,568    $     39,458  $    13,766    $     16,294   $ (162,765)    $  121,321
Impairment charges related to real
   estate assets                               (16,200)               -            -               -      (4,174)       (20,374)
                                         -------------    ------------  -----------    ------------   ----------     ----------
Funds from operations available to
   common shareholders after impairment
   charges related to real estate
   assets - diluted                      $     198,368    $     39,458  $    13,766    $     16,294   $ (166,939)    $  100,947
                                         =============    ============  ===========    ============   ==========     ==========

See footnotes to the following table.

                                                                                   TEMPERATURE-
                                                        RESORT/     RESIDENTIAL     CONTROLLED   CORPORATE
                                             OFFICE      HOTEL      DEVELOPMENT     LOGISTICS      AND
(IN MILLIONS)                               SEGMENT     SEGMENT    SEGMENT(2)(4)     SEGMENT       OTHER         TOTAL
- ---------------------------------------    ---------   ---------   --------------  ------------  ---------      --------
TOTAL ASSETS BY SEGMENT: (5) (6)
   Balance at September 30, 2004           $   2,692   $     500     $     834       $   206     $     355(7)   $  4,587
   Balance at December 31, 2003                2,503         468           707           300           336         4,314
CONSOLIDATED PROPERTY LEVEL FINANCING:
   Balance at September 30, 2004              (1,437)       (143)         (103)            -        (1,173)(8)    (2,856)
   Balance at December 31, 2003               (1,459)       (138)          (88)            -          (874)(8)    (2,559)
CONSOLIDATED OTHER LIABILITIES:
   Balance at September 30, 2004                (188)        (43)         (178)            -           (57)         (466)
   Balance at December 31, 2003                 (120)        (27)         (109)            -          (122)         (378)
MINORITY INTERESTS:
   Balance at September 30, 2004                  (9)         (6)          (29)            -           (83)         (127)
   Balance at December 31, 2003                   (9)         (7)          (31)            -          (109)         (156)

- --------------------
(1) The property revenue includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $1.3 million and $5.0 million for the three months ended September 30, 2004 and 2003, respectively and $8.5 million and $7.9 million for the nine months ended September 30, 2004 and 2003, respectively.

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

(4) The Company's net book value for the Residential Development Segment includes total assets, consolidated property level financing, consolidated other liabilities and minority interest totaling $524 million at September 30, 2004. The primary components of net book value are $361 million for CRDI, consisting of Tahoe Mountain Resort properties of $215 million, Denver development properties of $62 million and Colorado Mountain development properties of $84 million, $135 million for Desert Mountain and $28 million for other land development properties.

(5) Total assets by segment are inclusive of investments in unconsolidated companies.

(6) Non-income producing land held for investment or development of $82.2 million by segment is as follows: Corporate $75.3 million and Resort/Hotel $6.9 million.

(7) Includes U.S. Treasury and government sponsored agency securities of $170.6 million.

(8) Inclusive of Corporate bonds, credit facility, the $75 million Fleet Term Loan, The Rouse Company Note, and Funding II defeased debt.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    ASSET ACQUISITIONS

OFFICE PROPERTIES

      During January and February 2004, in accordance with the original purchase contract, the Company acquired an additional five Class A Office Properties and seven retail parcels located within Hughes Center in Las Vegas, Nevada from the Rouse Company. One of these Office Properties is owned through a joint venture in which the Company acquired a 67% interest. The remaining four Office Properties are wholly-owned by the Company. The Company acquired these five Office Properties and seven retail parcels for approximately $175.3 million, funded by the Company's assumption of approximately $85.4 million in mortgage loans and by a portion of the proceeds from the sale of the Company's interests in The Woodlands on December 31, 2003. The Company recorded the loans assumed at their fair value of approximately $93.2 million, which included $7.8 million of premium. The five Office Properties are included in the Company's Office Segment.

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

      On August 6, 2004, the Company acquired The Alhambra, two Class A Office Properties, located in the Coral Gables submarket of Miami, Florida. The Company acquired the Office Properties for approximately $72.3 million, funded by the Company's assumption of a $45.0 million loan from Wachovia Securities and a draw on the Company's credit facility. The Office Properties are wholly-owned and are included in the Company's Office Segment.

UNDEVELOPED LAND

      On March 1, 2004, in accordance with the agreement to acquire the Hughes Center Properties, the Company completed the purchase of two tracts of undeveloped land in Hughes Center from the Rouse Company for $10.0 million. The purchase was funded by a $7.5 million loan from the Rouse Company and a draw on the Company's credit facility.

5.    DISCONTINUED OPERATIONS

      In accordance with SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of the assets sold or held for sale have been presented as "Income from discontinued operations, net of minority interests," gain or loss on the assets sold or held for sale have been presented as "Loss on real estate from discontinued operations, net of minority interests" and impairments on the assets sold or held for sale have been presented as "Impairment charges related to real estate assets from discontinued operations, net of minority interests" in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003. Minority interests for wholly-owned properties represents unitholders' share of related income, gains, losses and impairments. The carrying value of the assets held for sale has been reflected as "Properties held for disposition, net" in the accompanying Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003.

ASSETS SOLD

      On March 23, 2004, the Company completed the sale of the 1800 West Loop South Office Property in Houston, Texas. The sale generated proceeds, net of selling costs, of approximately $28.2 million and a net gain of approximately $0.2 million. The Company previously recorded an impairment charge of approximately $13.9 million during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Company's credit facility. This property was wholly-owned.

      On March 31, 2004, the Company sold its last remaining behavioral healthcare property. The sale generated proceeds, net of selling costs, of approximately $2.0 million and a net loss of approximately $0.3 million. This property was wholly-owned.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On April 13, 2004, the Company completed the sale of the Liberty Plaza Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $10.8 million and a net loss of approximately $0.2 million. The Company previously recorded an impairment charge of approximately $3.6 million during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Company's credit facility. This property was wholly-owned.

      On June 17, 2004, the Company completed the sale of the Ptarmigan Place Office Property in Denver, Colorado. The sale generated proceeds, net of selling costs, of approximately $25.3 million and a net loss of approximately $2.0 million. The Company previously recorded an impairment charge of approximately $0.5 million during the quarter ended March 31, 2004. In addition, the Company completed the sale of approximately 3.0 acres of undeveloped land adjacent to Ptarmigan Place. The sale generated proceeds, net of selling costs, of approximately $2.9 million and a net gain of approximately $0.9 million. The proceeds from these sales were used to pay down a portion of the Company's Bank of America Fund XII Term Loan. The property and adjacent land were wholly-owned.

      On June 29, 2004, the Company completed the sale of the Addison Tower Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $8.8 million and a net gain of approximately $0.2 million. The proceeds from the sale were used primarily to pay down the Company's credit facility. This property was wholly-owned.

      On July 2, 2004, the Company completed the sale of the 5050 Quorum Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $8.9 million and a loss of approximately $0.1 million. The Company previously recorded an impairment charge of approximately $0.8 million during the quarter ended March 31, 2004. The proceeds from the sale were used primarily to pay down the Company's credit facility. This property was wholly-owned. The Company continues to provide management and leasing services for this property.

      On July 29, 2004, the Company completed the sale of the 12404 Park Central Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $9.3 million. The Company previously recorded impairment charges totaling approximately $4.0 million, $2.9 million during the year ended December 31, 2003, $0.7 million during the quarter ended March 31, 2004 and $0.4 million during the quarter ended June 30, 2004. The proceeds from the sale were used primarily to pay down the Bank of America Fund XII Term Loan. This property was wholly-owned.

      On September 14, 2004, the Company completed the sale of Breckenridge Commercial Retail Center in Breckenridge, Colorado. The sale generated proceeds to the Company, net of selling costs and repayment of debt, of approximately $1.5 million, and a net gain of approximately $0.1 million, net of minority interests and income tax. The Company previously recorded an impairment charge of approximately $0.7 million, net of minority interests and income tax, during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Company's credit facility.

ASSETS HELD FOR SALE

      The following Properties are classified as held for sale as of September 30, 2004.

          PROPERTY                       LOCATION
- ----------------------------     -----------------------
Hyatt Regency Albuquerque(1)     Albuquerque, New Mexico
Denver Marriott City Center      Denver, Colorado

- ---------------
(1)   This property was sold in October 2004.

OFFICE SEGMENT

      As of September 30, 2004, the Company determined that Albuquerque Plaza, in the CBD submarket in Albuquerque, New Mexico was no longer held for sale due to the Office Property no longer being actively marketed for sale as a result of changes in market conditions. The Property has been reclassified from "Properties held for disposition, net" to "Land," "Building and improvements, net of accumulated depreciation," and "Other assets, net" in the accompanying Consolidated Balance Sheets with a net book value of $32.9 million at September 30, 2004. In addition, approximately $2.5 million has

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

been reclassified from "Income from discontinued operations, net of minority interests," to "Office Property revenue," "Interest and other income," "Office Property real estate taxes," "Office Property operating expenses" and "Depreciation and amortization" line items in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2004.

SUMMARY OF ASSETS HELD FOR SALE

      The following table indicates the major asset classes of the properties held for sale.

(in thousands)                           SEPTEMBER 30, 2004(1)  DECEMBER 31, 2003(2)
- ---------------------------------        ---------------------  --------------------
Land                                          $       375             $   13,823
Buildings and improvements                         85,900                201,784
Furniture, fixtures and equipment                  20,892                 18,822
Accumulated depreciation                          (29,131)               (52,142)
Other assets, net                                      31                  3,848
                                              -----------             ----------
Net investment in real estate                 $    78,067             $  186,135
                                              ===========             ==========

- ------------------
(1)   Includes two Resort/Hotel Properties and other assets.

(2) Includes six Office Properties, two Resort/Hotel Properties, one behavioral healthcare property and other assets.

      The following tables present total revenues, operating and other expenses, depreciation and amortization, unitholder minority interests, impairments of real estate assets and realized loss on sale of properties for the nine months ended September 30, 2004 and 2003, for properties included in discontinued operations.

                                                                    FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   ----------------------------
(in thousands)                                                        2004             2003
- --------------                                                     -----------      -----------
Total revenues                                                     $   41,853       $    62,139
Operating and other expenses                                          (32,691)          (40,059)
Depreciation and amortization                                          (1,861)          (12,587)
Unitholder minority interests                                          (1,109)           (1,441)
                                                                   ----------       -----------
Income from discontinued operations, net of minority interests     $    6,192       $     8,052
                                                                   ==========       ===========

                                                                    FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   ----------------------------
(in thousands)                                                        2004             2003
- --------------                                                     -----------      -----------
Impairment charges related to real estate assets                   $    (3,201)     $   (19,174)
Unitholder minority interests                                              486            2,911
                                                                   -----------      -----------
Impairment charges related to real estate assets from
 discontinued operations, net of minority interests                $    (2,715)     $   (16,263)
                                                                   ===========      ===========

                                                                    FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    -------------------------
(in thousands)                                                        2004            2003
                                                                    ----------      ---------
Realized loss on sale of properties                                 $   (2,537)     $    (411)
Unitholder minority interests                                              385             62
                                                                    ----------      ---------
Loss on sale of real estate from discontinued operations,
 net of minority interests                                          $   (2,152)     $    (349)
                                                                    ==========      =========

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    OTHER TRANSACTIONS

FOUNTAIN PLACE TRANSACTION

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

      Included in the terms of this transaction is a provision which provides Lehman the unconditional right to require the Company to purchase Lehman's interest in FP Investors for an agreed upon fair value of $79.9 million at any time until November 30, 2004. For GAAP purposes, under SFAS No. 66, "Accounting for Sales of Real Estate," this unconditional right, or contingency, results in the transaction requiring accounting associated with a financing transaction. As a result, no gain has been recorded on the transaction and the Company's accompanying financial statements continue to include the Office Property, related debt and operations until expiration of the contingency. The Company pays 99.9% of the distributable funds from the Office Property to Lehman, which is recorded in the "Interest expense" line item in the Company's Consolidated Statement of Operations. The fair value of the contingency, $79.9 million, is included in the "Accounts payable, accrued expenses and other liabilities" line item in the Company's Consolidated Balance Sheet at September 30, 2004.

      Also on June 28, 2004, the Company paid off the $220.0 million Deutsche Bank - CMBS loan with proceeds from the Fountain Place Office Property transaction and a draw on the Company's revolving credit facility.

UNDEVELOPED LAND

      On August 16, 2004, the Company sold approximately 2.5 acres of undeveloped land located in Houston, Texas. The sale generated proceeds, net of selling costs, of approximately $6.4 million and a note receivable in the amount of $5.6 million. The note provides for payments of principal of $0.5 million due in December 2004, annual installments of $1.0 million each due beginning August 2005 through August 2008, and $1.1 million due at maturity in August 2009 and does not bear interest. The Company recognized a net gain of approximately $7.6 million included in the "Income from investment land sales, net" line item in the accompanying Consolidated Statements of Operations. The proceeds were used to pay down the Company's credit facility.

RESIDENTIAL DEVELOPMENT

      During the quarter ended September 30, 2004, the Sonoma Club was demolished in order to begin construction on a new clubhouse. Accordingly, the Company recorded an impairment charge of approximately $2.5 million, net of income tax, included in the "Impairment charges related to real estate assets" line item in the accompanying Consolidated Statements of Operations.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

      As of September 30, 2004, AmeriCold Logistics, LLC owned 60% by Vornado Operating L.P. and 40% by a subsidiary of Crescent Operating, Inc. ("COPI"). As sole lessee of the Temperature-Controlled Logistics Properties, AmeriCold Logistics leased the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. The Company has an indirect 40% ownership interest in the Temperature-Controlled Logistics Corporation. The Company has no interest in COPI or AmeriCold Logistics. On March 2, 2004, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics amended the leases to further extend the deferred rent period to December 31, 2005, from December 31, 2004. The parties previously extended the deferred rent period to December 31, 2004 from December 31, 2003, on March 7, 2003.

      Under terms of the leases, AmeriCold Logistics elected to defer $40.0 million of the total $120.4 million of rent payable for the nine months ended September 30, 2004. The Company's share of the deferred rent was $16.0 million. The Company recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $16.0 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the nine months ended September 30, 2004. As of September 30, 2004, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $122.4 million and $114.4 million, respectively, of which the Company's portions were $49.0 million and $45.8 million, respectively.

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

      See Note 17, "Subsequent Events," for information regarding the purchase by the Temperature-Controlled Logistics Corporation of all the ownership interests in AmeriCold Logistics, the termination of the three triple-net master leases, and the agreement to sell an interest in the Temperature-Controlled Logistics Corporation to the Yucaipa Companies.

VORNADO CRESCENT CARTHAGE AND KC QUARRY, L.L.C.

      On January 20, 2004, VCQ purchased $6.1 million of trade receivables from Americold Logistics at a 2% discount. VCQ used cash from a $6.0 million contribution from its owners, of which approximately $2.4 million represented the Company's contribution for the purchase of the trade receivables. The receivables were collected during the first quarter of 2004. On March 29, 2004, VCQ purchased an additional $4.1 million of receivables from AmeriCold Logistics at a 2% discount. VCQ used cash from collection of the trade receivables previously purchased. The remaining $2.0 million was distributed to its owners, of which $0.8 million was received by the Company on April 1, 2004. On July 2, 2004 and September 29, 2004, VCQ purchased an additional $6.0 million and $5.6 million, respectively, of receivables from AmeriCold Logistics at a 2% discount, using cash from collection of the trade receivables previously purchased.

       See Note 17, "Subsequent Events," for information regarding the purchase by the Temperature-Controlled Logistics Corporation of all of the ownership interests in VCQ.

                     CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    INVESTMENTS IN UNCONSOLIDATED COMPANIES

      The following is a summary of the Company's ownership in significant unconsolidated joint ventures and investments as of September 30, 2004.

                                                                                                  COMPANY'S OWNERSHIP
                       ENTITY                                       CLASSIFICATION              AS OF SEPTEMBER 30, 2004
- ----------------------------------------------------     -----------------------------------    ------------------------
Main Street Partners, L.P.                               Office (Bank One Center-Dallas)                 50.0% (1)
Crescent Miami Center, L.L.C.                            Office (Miami Center - Miami)                   40.0% (2)
Crescent Five Post Oak Park L.P.                         Office (Five Post Oak - Houston)                30.0% (3)
Crescent One BriarLake Plaza, L.P.                       Office (BriarLake Plaza - Houston)              30.0% (4)
Crescent 5 Houston Center, L.P.                          Office (5 Houston Center-Houston)               25.0% (5)
Austin PT BK One Tower Office Limited Partnership        Office (Bank One Tower-Austin)                  20.0% (6)
Houston PT Three Westlake Office Limited Partnership     Office (Three Westlake Park - Houston)          20.0% (6)
Houston PT Four Westlake Office Limited Partnership      Office (Four Westlake Park-Houston)             20.0% (6)
Vornado Crescent Carthage and KC Quarry, L.L.C.          Temperature-Controlled Logistics                56.0% (7)
Vornado Crescent Portland Partnership                    Temperature-Controlled Logistics                40.0% (8)
Blue River Land Company, L.L.C.                          Other                                           50.0% (9)
Canyon Ranch Las Vegas, L.L.C.                           Other                                           50.0% (10)
EW Deer Valley, L.L.C.                                   Other                                           41.7% (11)
CR License, L.L.C.                                       Other                                           30.0% (12)
CR License II, L.L.C.                                    Other                                           30.0% (13)
SunTx Fulcrum Fund, L.P.                                 Other                                           23.5% (14)
SunTx Capital Partners, L.P.                             Other                                           14.4% (15)
G2 Opportunity Fund, L.P. ("G2")                         Other                                           12.5% (16)

- --------------------

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

      Balance Sheets as of September 30, 2004:

            - Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

            - Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ; and

            - Other - This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P., SunTx Capital Partners, L.P. and G2.

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

            - Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ; and

            - Other - This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P. and G2.

      Summary Statements of Operations for the nine months ended September 30, 2004:

            - Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C., Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

            - Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ; and

            - Other - This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P., SunTx Capital Partners, L.P. and G2.

      Summary Statements of Operations for the nine months ended September 30, 2003:

            - Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, L.L.C, Crescent Five Post Oak Park L.P. and Woodlands Commercial Properties Company, L.P.;

            - Temperature-Controlled Logistics - This includes the Temperature-Controlled Logistics Partnership and VCQ;

            -     The Woodlands Land Development Company, L.P.; and

            - Other - This includes Manalapan Hotel Partners, L.L.C., Blue River Land Company, L.L.C., CR License, L.L.C., CR License II, L.L.C., the Woodlands Operating Company and Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P. and G2.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS:

                                                      AS OF SEPTEMBER 30, 2004
                                       ------------------------------------------------------
                                                       TEMPERATURE-
                                                        CONTROLLED
         (in thousands)                  OFFICE         LOGISTICS        OTHER       TOTAL
- -------------------------------        ----------      ------------    --------    ----------
Real estate, net                       $  742,629      $  1,147,614
Cash                                       31,473            19,378
Other assets                               63,230           114,121
                                       ----------      ------------
   Total assets                        $  837,332      $  1,281,113
                                       ==========      ============

Notes payable                          $  493,249      $    773,292
Notes payable to the Company                    -                 -
Other liabilities                          44,448             7,014
Equity                                    299,635           500,807
                                       ----------      ------------
   Total liabilities and equity        $  837,332      $  1,281,113
                                       ==========      ============

Company's share of
   unconsolidated debt                 $  161,748      $    309,318    $  1,402    $  472,468
                                       ==========      ============    ========    ==========

Company's investments in
   unconsolidated companies            $  107,671      $    205,971    $ 43,308    $  356,950
                                       ==========      ============    ========    ==========

BALANCE SHEETS:

                                                      AS OF DECEMBER 31, 2003
                                       ------------------------------------------------------
                                                       TEMPERATURE-
                                                        CONTROLLED
         (in thousands)                  OFFICE         LOGISTICS        OTHER       TOTAL
- -------------------------------        ----------      ------------    --------    ----------
Real estate, net                       $  754,882      $  1,187,387
Cash                                       31,309            12,439
Other assets                               51,219            88,668
                                       ----------      ------------
   Total assets                        $  837,410      $  1,288,494
                                       ==========      ============

Notes payable                          $  515,047      $    548,776
Notes payable to the Company                    -                 -
Other liabilities                          29,746            11,084
Equity                                    292,617           728,634
                                       ----------      ------------
   Total liabilities and equity        $  837,410      $  1,288,494
                                       ==========      ============

Company's share of
   unconsolidated debt                 $  172,376      $    219,511    $  2,495    $  394,382
                                       ==========      ============    ========    ==========

Company's investments in
   unconsolidated companies            $   99,139      $    300,917    $ 40,538    $  440,594
                                       ==========      ============    ========    ===========

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY STATEMENTS OF OPERATIONS:

                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                       -------------------------------------------------------
                                                        TEMPERATURE-
                                                         CONTROLLED
             (in thousands)                  OFFICE      LOGISTICS      OTHER           TOTAL
- ---------------------------------------    ----------   ------------  ----------      --------
Total revenues                             $   97,178   $  88,276
Expenses:
   Operating expense                           49,609      18,661 (2)
   Interest expense                            22,592      38,351
   Depreciation and amortization               22,175      43,666
   Taxes and other (income) expense               113      (3,377)
                                           ----------   ---------
Total expenses                             $   94,489   $  97,301
                                           ----------   ---------

Net income, impairments and gain (loss)
   on real estate from discontinued
   operation                               $    2,689   $  (9,025)
                                           ==========   =========

Company's equity in net income (loss)
   of unconsolidated companies             $    3,871   $  (4,514)    $   (1,728)     $ (2,371)
                                           ==========   =========     ==========      ========

SUMMARY STATEMENTS OF OPERATIONS:

                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                       -------------------------------------------------------
                                                                      THE WOODLANDS
                                                                          LAND
                                                        TEMPERATURE-   DEVELOPMENT
                                                         CONTROLLED      COMPANY,
             (in thousands)                  OFFICE      LOGISTICS       L.P.(1)       OTHER        TOTAL
- ---------------------------------------    ----------   ------------  -------------   --------    ----------
Total revenues                             $  107,601   $  90,722       $   82,644
Expenses:
   Operating expense                           41,934      18,322 (2)       63,950
   Interest expense                            20,486      30,853            5,174
   Depreciation and amortization               24,326      43,963            5,235
   Taxes and other (income) expense                 -      (1,389)               -
                                           ----------   ---------       ----------
Total expenses                             $   86,746   $  91,749       $   74,359
                                           ----------   ---------       ----------

     Gain on sale of properties                     -       1,452                -
                                           ----------   ---------       ----------

Net income, impairments and gain (loss)
   on real estate from discontinued
   operations                              $   20,855   $     425       $    8,285
                                           ==========   =========       ==========

Company's equity in net income (loss)
   of unconsolidated companies             $    9,981   $     152       $    4,350    $    242    $   14,725
                                           ==========   =========       ==========    ========    ==========

- --------------

(1) The Company sold its interest in The Woodlands Land Development Company, L.P. on December 31, 2003.

(2) Inclusive of the preferred return paid to Vornado Realty Trust (1% per annum of the total combined assets).

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNCONSOLIDATED DEBT ANALYSIS

            The following table shows, as of September 30, 2004, information about the Company's share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

                                                              COMPANY
                                              BALANCE         SHARE OF
                                           OUTSTANDING AT    BALANCE AT     INTEREST RATE AT
                                           SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,                         FIXED/VARIABLE
               DESCRIPTION                     2004             2004              2004            MATURITY DATE    SECURED/UNSECURED
- -----------------------------------------  --------------   -------------   ----------------  -------------------- -----------------
                                           (in thousands)
TEMPERATURE-CONTROLLED LOGISTICS SEGMENT:
   Vornado Crescent-Portland Partnership
    - 40% Company
      Goldman Sachs (1)                     $   486,770      $  194,708          6.89%              5/11/2023       Fixed/Secured
      Morgan Stanley (2)                        251,457         100,583          4.71%              4/9/2009        Variable/Secured
      Various Capital Leases                     35,015          14,007      4.84 to 13.63%   6/1/2006 to 4/1/2017  Fixed/Secured
      Bank of New York                               50              20         12.88%              5/1/2008        Fixed/Secured
                                            -----------      ----------
                                                773,292         309,318
                                            -----------      ----------
OFFICE SEGMENT:
   Main Street Partners, L.P. - 50%
     Company (3)(4)(5)                          109,662          54,831          4.76%              12/1/2004       Variable/Secured
   Crescent 5 Houston Center, L.P. - 25%
     Company                                     90,000          22,500          5.00%              10/1/2008       Fixed/Secured
   Crescent Miami Center, LLC - 40%
     Company                                     81,000          32,400          5.04%              9/25/2007       Fixed/Secured
   Crescent One BriarLake Plaza, L.P. -
     30% Company                                 50,000          15,000          5.40%              11/1/2010       Fixed/Secured
   Houston PT Four Westlake Office
     Limited Partnership - 20% Company           47,580           9,516          7.13%              8/1/2006        Fixed/Secured
   Crescent Five Post Oak Park, L.P. -
     30% Company                                 45,000          13,500          4.82%              1/1/2008        Fixed/Secured
   Austin PT BK One Tower Office Limited
     Partnership - 20% Company                   37,007           7,401          7.13%              8/1/2006        Fixed/Secured
   Houston PT Three Westlake Office
     Limited Partnership - 20% Company           33,000           6,600          5.61%              9/1/2007        Fixed/Secured
                                            -----------      ----------
                                                493,249         161,748
                                            ------------     ----------
RESIDENTIAL SEGMENT:

   Blue River Land Company, L.L.C. - 50%
      Company (6)                                 2,804           1,402          4.84%             12/31/2004       Variable/Secured
                                            -----------      ----------
TOTAL UNCONSOLIDATED DEBT                   $ 1,269,345      $  472,468
                                            ===========      ==========
FIXED RATE/WEIGHTED AVERAGE                                                      6.62%             13.3 years
VARIABLE RATE/WEIGHTED AVERAGE                                                   4.73%              3.0 years
                                                                             --------------   --------------------
TOTAL WEIGHTED AVERAGE                                                           5.99%              9.9 years
                                                                             ==============   ====================

- ------------------

(1) URS Real Estate, L.P. and AmeriCold Real Estate, L.P., subsidiaries of the Temperature-Controlled Logistics Corporation, expect to repay this note on the Optional Prepayment Date of April 11, 2008. The overall weighted average maturity would be 3.6 years based on this date.

(2) The loan bears interest at LIBOR + 295 basis points (with a LIBOR floor of 1.5% with respect to $54.4 million of the loan) and requires principal payments of $5.0 million annually. In connection with this loan, the Temperature-Controlled Logistics Corporation entered into an interest-rate cap agreement with a maximum LIBOR of 6.5% on the entire loan.

(3) Senior Note - Note A: $81.1 million at variable interest rate, LIBOR + 189 basis points, $4.8 million at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $23.8 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. In connection with this loan, the Company entered into an interest-rate cap agreement with a maximum LIBOR of 4.52% on all notes. All notes are amortized based on a 25-year schedule. In August 2004, the Company contributed cash of approximately $9.6 million to Main Street Partners, L.P. Main Street Partners, L.P. used this cash, along with an equal cash contribution from the joint venture partner, to pay off approximately $19.1 million of the Mezzanine Note with Deutsche Bank due in December 2004. The Company and the joint venture partners have entered into an extension letter to extend the maturity to December 1, 2005.

(4) The Company and its joint venture partner each obtained separate Letters of Credit to guarantee the repayment of up to $4.3 million each of principal of the Main Street Partners, L.P. loan.

(5)   This facility has two one-year extension options.

(6) The variable rate loan has an interest rate of LIBOR + 300 basis points. A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides an unconditional guarantee of up to 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $2.8 million outstanding at September 30, 2004 and the amount guaranteed was approximately $2.0 million.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY

      The following is a summary of the Company's debt financing at September 30, 2004:

SECURED DEBT

                                                                                                                  SEPTEMBER 30, 2004
                                                                                                                  ------------------
                                                                                                                    (in thousands)
AEGON Partnership Note due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Funding III, IV and V Properties
(Greenway Plaza)...............................................................................................      $  256,017

LaSalle Note I(1) due August 2027, bears interest at 7.83% with monthly principal and interest
payments based on a 25-year amortization schedule, secured by the Funding I Properties.........................         232,673

Bank of America Fund XII Term Loan due January 2006, bears interest at LIBOR plus 225 basis points (at
September 30, 2004, the interest rate was 3.93%), with a two-year interest-only term and a one-year extension
option, secured by the Funding XII Properties..................................................................         226,035

JP Morgan Mortgage Note(2) bears interest at 8.31% with monthly principal and interest payments based on a
25-year amortization schedule through maturity in October 2016, secured by the Houston Center mixed-use Office
Property Complex ..............................................................................................         187,922

Fleet Fund I Term Loan due May 2005, bears interest at LIBOR plus 350 basis points (at September 30, 2004, the
interest rate was 5.15%), with a four-year interest-only term, secured by equity interests in Funding I........         160,000

LaSalle Note II bears interest at 7.79% with monthly principal and interest payments based on a 25-year
Amortization schedule through maturity in March 2006, secured by defeasance investments (3)....................         158,030

Lehman Capital Note (4) due March 2005, bears interest at the 30-day LIBOR rate plus 150 basis points (at
September 30, 2004, the interest rate was 3.26%), with a nine-month interest-only term, secured by the
Fountain Place Office Property.................................................................................          90,000

Fleet Term Loan due February 2007, bears interest at LIBOR rate plus 450 basis points (at September 30, 2004, the interest rate was 6.21%) with an interest-only term, secured by excess cash flow distributions from
Funding III, Funding IV and Funding V..........................................................................          75,000

Cigna Note due June 2010, bears interest at 5.22% with an interest-only term, secured by the 707 17th Street
Office Property and the Denver Marriott City Center............................................................          70,000

Wachovia Securities(5) due November 2005, bears interest at LIBOR plus 275 basis points (at September 30,
2004, the interest rate was 4.51%) with an interest-only term, secured by the Alhambra Office Property.........          45,000

Bank of America Note due May 2013, bears interest at 5.53% with an initial 2.5-year interest-only term
(through November 2005), followed by monthly principal and interest payments based on a 30-year amortization
schedule, secured by The Colonnade Office Property.............................................................          38,000

Mass Mutual Note(6) due August 2006, bears interest at 7.75% with principal and interest payments based
on a 25-year amortization schedule, secured by the 3800 Hughes Parkway Office Property.........................          37,315

Metropolitan Life Note V due December 2005, bears interest at 8.49% with monthly principal and interest
payments based on a 25-year amortization schedule, secured by the Datran Center Office Property................          37,006

Metropolitan Life Note VII due May 2011, bears interest at 4.31% with monthly interest-only payments based on a
25-year amortization schedule, secured by the Dupont Centre Office Property....................................          35,500

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECURED DEBT (CONTINUED)

                                                                                                                  SEPTEMBER 30, 2004
                                                                                                                  ------------------
                                                                                                                    (in thousands)
National Bank of Arizona Revolving Line of Credit(7) with maturities ranging from November 2004 to
December 2005, bears interest at prime rate plus 0 to 100 basis points (at September 30, 2004,
the interest rate was 4.75% to 5.75%) secured by certain DMDC assets...........................................          31,041

Northwestern Life Note due November 2008, bears interest at 4.94% with an interest-only term, secured by the
301 Congress Avenue Office Property............................................................................          26,000

Allstate Note(6) due September 2010, bears interest at 6.65% with principal and interest payments based on a
25-year amortization schedule, secured by the 3993 Hughes Parkway Office Property..............................          25,687

JP Morgan Chase Note due September 2011, bears interest at 4.98% with an interest-only term, secured by the
3773 Hughes Parkway Office Property............................................................................          24,755

Metropolitan Life Note VI(6) due October 2009, bears interest at 7.71% with principal and interest payments
based on a 25-year amortization schedule, secured by the 3960 Hughes Parkway Office Property...................          24,142

JP Morgan Chase Note I due September 2011, bears interest at 4.98% with an interest-only term, secured by the
3753 and 3763 Hughes Parkway Office Properties.................................................................          14,350

Northwestern Life Note II(6) due July 2007, bears interest at 7.40% with monthly principal and interest
payments based on a 25-year amortization schedule, secured by the 3980 Howard Hughes Parkway Office Property...          10,310

FHI Finance Loan bears interest at LIBOR plus 450 basis points (at September 30, 2004, the interest rate was
6.17%), with an initial interest-only term until the Net Operating Income Hurdle Date(8), followed by monthly principal and interest payments based on a 20-year amortization schedule through maturity in September
2009, secured by the  Sonoma Mission Inn & Spa ................................................................          10,000

Woodmen of the World Note due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through November 2006), followed by monthly principal and interest payments based on a 25-year
amortization schedule, secured by the Avallon IV Office Property...............................................           8,500

Texas Capital Bank(9) pre-construction line of credit due July 2006, bears interest at LIBOR plus 225 basis points (at September 30, 2004, the interest rate was 4.09%) with principal and interest payments based
on a 25-year amortization schedule, secured by land underlying development project.............................           7,977

Nomura Funding VI Note(10) due July 2020 bears interest at 10.07% with monthly principal and interest payments
based on a 25-year amortization schedule, secured by the Funding VI Property...................................           7,709

The Rouse Company Note due December 2005 bears interest at prime rate plus 100 basis points (at September 30,
2004, the interest rate was 5.75%) with an interest-only term, secured by undeveloped land
at Hughes Center...............................................................................................           7,500

Wells Fargo Note due November 2004, bears interest at LIBOR rate plus 200 basis points (at September 30, 2004, the interest rate was 3.88%) with an interest-only term, secured by 3770 Howard Hughes
Parkway Office Property........................................................................................           4,774

Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from
2.9% to 10.5% at September 30, 2004, with maturities ranging between October 2004 and February 2009, secured
by various CRDI and MVDC projects(11) .........................................................................          72,148

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                  SEPTEMBER 30, 2004
                                                                                                                  ------------------
                                                                                                                    (in thousands)
UNSECURED DEBT

2009 Notes bear interest at a fixed rate of 9.25% with a seven-year interest-only term, due April 2009
with a call date of April 2006.................................................................................         375,000

2007 Notes bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due September 2007.......         250,000

Credit Facility (12) interest-only due May 2005, bears interest at LIBOR plus 212.5 basis points (at
September 30, 2004, the interest rate was 3.82%)...............................................................         307,500
                                                                                                                     ----------
   Total Notes Payable                                                                                               $2,855,891
                                                                                                                     ==========

- -----------------------
(1) In August 2007, the interest rate will increase, and the Company is required to remit, in addition to the monthly debt service payment, excess property cash flow, as defined, to be applied first against principal and thereafter against accrued excess interest, as defined. It is the Company's intention to repay the note in full at such time (August 2007) by making a final payment of approximately $221.7 million.

(2) In October 2006, the interest rate will adjust based on current interest rates at that time. It is the Company's intention to repay the note in full at such time (October 2006) by making a final payment of approximately $177.8 million.

(3) In December 2003 and January 2004, the Company purchased a total of $179.6 million in U.S. Treasuries and government sponsored agency securities ("defeasance investments") to substitute as collateral for this loan. The cash flow from the defeasance investments (principal and interest) match the total debt service payments of this loan.

(4) The Company's obligations under this loan were transferred to FP Investors L.L.C. as part of the transaction in connection with the Fountain Place Office Property. See Note 6, "Other Transactions," for further information regarding this transaction.

(5) Includes two notes from Wachovia Securities. The notes are due November 2005, and bear interest at the LIBOR rate plus a spread of (i) 100.5 basis points for a $31 million Wachovia note (at September 30, 2004, the interest rate was 2.765%), and (ii) 661.0 basis points for a $14 million Wachovia note (at September 30, 2004, the interest rate was 8.37%). Both notes are secured by The Alhambra Office Property. The blended rate at September 30, 2004 for both notes was 4.51%. In October 2004, the Company refinanced this loan with a $50.0 million loan from Morgan Stanley for a 7-year interest-only term at a fixed rate of 5.06%.

(6) The Company assumed these loans in connection with the Hughes Center acquisitions. The following table lists the unamortized premium associated with the assumption of above market interest rate debt which is included in the balance outstanding at September 30, 2004 and the effective interest rate of the debt including the premium.

(dollars in thousands)
- -------------------------------------------------------------------
                                    Unamortized
       Loan                            Premium       Effective Rate
- -------------------------------------------------------------------
Mass Mutual Note                      $  2,648            3.47%
Allstate Note                            1,522            5.19%
Metropolitan Life Note VI                2,032            5.68%
Northwestern Life Note II                  872            3.80%
                                      --------
     Total                            $  7,074
                                      ========

      The premium was recorded as an increase in the carrying amount of the underlying debt and is being amortized as a reduction of interest expense through maturity of the underlying debt.

(7) This facility is a $35.6 million line of credit secured by certain DMDC land and asset improvements ("revolving credit facility"), notes receivable ("warehouse facility") and additional land ("short-term facility"). The line restricts the revolving credit facility to a maximum outstanding amount of $24.0 million and is subject to certain borrowing base limitations and bears interest at prime (at September 30, 2004, the interest rate was 4.75%). The warehouse facility bears interest at prime plus 100 basis points (at September 30, 2004, the interest rate was 5.75%) and is limited to $10.0 million. The short-term facility bears interest from prime plus 50 basis points to prime plus 100 basis points (at September 30, 2004, the interest rates were 5.25% to 5.75%) and is limited to $1.6 million. The blended rate at September 30, 2004, for the revolving credit facility, the warehouse facility and the short-term facility was 5.06%.

(8) The Company's joint venture partner, which owns a 19.9% interest in the Sonoma Mission Inn & Spa, had funded $10.0 million of renovations at the Sonoma Mission Inn & Spa through a mezzanine loan. The Net Operating Income Hurdle Date, as defined in the loan agreement, is the date as of which the Sonoma Mission Inn & Spa has achieved an aggregate Adjusted Net Operating Income, as defined in the loan agreement, of $12 million for a period of 12 consecutive calendar months.

(9) This facility is a $10.5 million pre-construction development line of credit secured by land underlying the development project located in Dallas, Texas.

(10) In July 2010, the interest rate will adjust based on current interest rates at that time. It is the Company's intention to repay the note in full at such time (July 2010) by making a final payment of approximately $6.1 million.

(11) Includes $4.3 million of fixed rate debt ranging from 2.9% to 10.5% and $67.8 million of variable rate debt ranging from 3.87% to 5.75%.

(12) The $400.0 million Credit Facility with Fleet is an unsecured revolving line of credit to Funding VIII and guaranteed by the Operating Partnership. Availability under the line of credit is subject to certain covenants including limitations on total leverage, fixed charge ratio, debt service coverage, minimum tangible net worth, and specific mix of office and hotel assets and average occupancy of Office Properties. At September 30, 2004, the maximum borrowing capacity under the credit facility was $399 million. The outstanding balance excludes letters of credit issued under the Company's credit facility of $7.6 million which reduce the Company's maximum borrowing capacity.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The following table shows information about the Company's consolidated fixed and variable rate debt and does not include extension options, hedging arrangements or the Company's anticipated payoff dates.

                                                                                        WEIGHTED
                                                                 PERCENTAGE              AVERAGE           WEIGHTED AVERAGE
   (in thousands)                      BALANCE                   OF DEBT (1)              RATE               MATURITY (1)
- ---------------------             ------------------             -----------            --------           ----------------
Fixed Rate Debt                   $        1,823,238                  64%               7.76%                 7.4 years
Variable Rate Debt(2)                      1,032,653                  36                4.30                  1.1 years
                                  ------------------                 ---                ----                  ---------
Total Debt                        $        2,855,891                 100%               6.52%(3)              4.8 years
                                  ==================                 ===                ====                  =========

- -----------------------

(1) Based on contractual maturity and does not include an extension option on Bank of America Fund XII term loan or expected early payment of LaSalle
      Note I, J.P. Morgan Mortgage Note, or the Nomura Funding VI Note.

(2) Balance excludes hedges. The percentages for fixed and variable rate debt, including the $428 million of hedged variable rate debt, are 79% and 21%, respectively.

(3) Including the effect of hedge arrangements, the overall weighted average interest rate would have been 6.78%.

      Listed below are the aggregate principal payments by year required as of September 30, 2004 under indebtedness of the Company. Scheduled principal installments and amounts due at maturity are included and are based on contractual maturities and do not include extension options.

                               SECURED       UNSECURED  UNSECURED DEBT
(in thousands)                  DEBT           DEBT     LINE OF CREDIT     TOTAL(1)
- --------------              ------------    ----------  --------------  -------------
2004                        $     21,274    $        -    $             $      21,274
2005                             422,277                      307,500         729,777
2006                             460,288             -                        460,288
2007                             112,193       250,000                        362,193
2008                              47,321             -                         47,321
Thereafter                       860,038       375,000                      1,235,038
                            ------------    ----------    -----------   -------------
                            $  1,923,391    $  625,000    $   307,500   $   2,855,891
                            ============    ==========    ===========   =============

- -----------------------

(1) Based on contractual maturity and does not include extension option on Bank of America Fund XII term loan or expected early payment of LaSalle
      Note I, J.P. Morgan Mortgage Note, or the Nomura Funding VI Note.

      The Company is generally obligated by its debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under the Company's loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for the Company's secured debt, foreclosure on the property securing the debt. In addition, a default by the Company or any of its subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Credit Facility, 2007 Notes, 2009 Notes, the Bank of America Fund XII Term Loan, the Fleet Fund I Term Loan and the Fleet Term Loan after the notice and cure periods for the other indebtedness have passed. As of September 30, 2004, no event of default had occurred, and the Company was in compliance with all covenants related to its outstanding debt. The Company's debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the nine months ended September 30, 2004, there were no circumstances that required prepayment or increased collateral related to the Company's existing debt.

DEFEASANCE OF LASALLE NOTE II

      In January 2004, the Company released the remaining properties in Funding II by reducing the Fleet Fund I and II Term Loan by $104.2 million and purchasing an additional $170.0 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 1.76%. The Company placed those securities into a collateral

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

account for the sole purpose of funding payments of principal and interest on the remainder of the LaSalle Note II. The cash flow from the securities is structured to match the cash flow (principal and interest payments) required under the LaSalle Note II. The retirement of the Fleet loan and the purchase of the defeasance securities were funded through the $275 million Bank of America Fund XII Term Loan. The collateral for the Bank of America loan was 10 of the 11 properties previously in the Funding II collateral pool. The Bank of America loan is structured to allow the Company the flexibility to sell, joint venture or long-term finance these 10 assets over the next 36 months. The final Funding II property, Liberty Plaza, was moved to the Operating Partnership and subsequently sold in April 2004.

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

10.   CASH FLOW HEDGES

      The Company uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. As of September 30, 2004, the Company had three cash flow hedge agreements which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

      The following table shows information regarding the Company's interest rate swaps designated as cash flow hedge agreements during the nine months ended September 30, 2004, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").

                                                                                                                CHANGE IN
                    NOTIONAL        MATURITY    REFERENCE    FAIR MARKET        ADDITIONAL INTEREST          UNREALIZED GAINS
EFFECTIVE DATE       AMOUNT           DATE        RATE          VALUE                 EXPENSE                (LOSSES) IN OCI
- --------------      ---------       --------    ---------    -----------        -------------------          ----------------
(in thousands)
   4/18/00          $ 100,000       4/18/04       6.76%      $        -              $   1,712                   $  1,695
   2/15/03            100,000       2/15/06       3.26%            (931)                 1,531                      1,415
   2/15/03            100,000       2/15/06       3.25%            (927)                 1,529                      1,413
   9/02/03            200,000       9/01/06       3.72%          (3,475)                 3,786                      3,122
                                                             ----------              ---------                   --------
                                                             $   (5,333)                 8,558                   $  7,645
                                                             ==========              =========                   ========

      In addition, two of the Company's unconsolidated companies have cash flow hedge agreements of which the Company's portion of change in unrealized gains reflected in OCI was approximately $0.6 million for the nine months ended September 30, 2004.

      The Company has designated its cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt that re-prices closest to the reset dates of each cash flow hedge agreement. The cash flow hedges have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in OCI. The effective portion that has been deferred in OCI will be reclassified to earnings as interest expense when the hedged items impact earnings. If a cash flow hedge falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the cash flow hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge in conformity with SFAS No. 133, as amended. The Company had no ineffectiveness related to its cash flow hedges, resulting in no earnings impact due to ineffectiveness for the nine months ended September 30, 2004.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

11.   COMMITMENTS AND CONTINGENCIES

GUARANTEE COMMITMENTS

      The FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), requiring a guarantor to disclose its guarantees. The Company's guarantees in place as of September 30, 2004 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require the Company to provide additional collateral to support the guarantees. The Company has recorded a liability, in an amount not significant to its operations, for guarantees entered into following the adoption of FIN 45.

                                                                        GUARANTEED
                                                                          AMOUNT                 MAXIMUM
                                                                      OUTSTANDING AT            GUARANTEED
                         DEBTOR                                     SEPTEMBER 30, 2004            AMOUNT
- --------------------------------------------------------------      ------------------          ----------
                                                                                   (in thousands)
CRDI - Eagle Ranch Metropolitan District - Letter of Credit (1)         $     7,583             $    7,583
Blue River Land Company, L.L.C.(2) (3)                                        1,963                  6,300
Main Street Partners, L.P. - Letter of Credit (2) (4)                         4,250                  4,250
Sovereign Bank  (5)                                                           3,654                  3,654
                                                                        -----------             ----------
Total Guarantees                                                        $    17,450             $   21,787
                                                                        ===========             ==========

- ------------------------------

(1) The Company provides a $7.6 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2) See Note 8, "Investments in Unconsolidated Companies," for a description of the terms of this debt.

(3) A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides an unconditional guarantee of up to 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $2.8 million outstanding at September 30, 2004 and the amount guaranteed was $2.0 million.

(4) The Company and its joint venture partner each obtained separate Letters of Credit to guarantee the repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

(5) The Company provided guarantees for the repayment of up to $3.7 million of loans to Sovereign Bank in the event a final certificate of occupancy is not obtained for timeshare units sold at a residential development project at an entity which is consolidated into CRDI. The loans guaranteed represent third-party financing obtained by buyers of the units.

OTHER COMMITMENTS

      In 2003, the Company entered into a one year option agreement for the future sale of approximately 1.5 acres of undeveloped investment land located in Houston, Texas, for approximately $7.8 million. The Company received $0.01 million of consideration in 2003. The option agreement may be extended up to four years on a yearly basis at the option of the prospective purchaser for additional consideration. In September 2004, the Company received $0.01 million of consideration to extend this option for an additional year.

      See Note 16, "COPI," for a description of the Company's commitments related to the agreement with COPI, executed on February 14, 2002.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINGENCIES

      See Note 6, "Other Transactions," for information on the Company's $79.9 million contingent obligation included in the "Accounts payable, accrued expenses and other liabilities" line item in the Company's Consolidated Balance Sheet at September 30, 2004, related to the Fountain Place Office Property transaction.

      The Company has a contingent obligation of approximately $1.0 million related to a construction warranty matter. The Company believes it is probable that a significant amount would be recovered through reimbursements from third parties.

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

      Each Operating Partnership unit may be exchanged for either two common shares of the Company or, at the election of the Company, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, the Company's percentage interest in the Operating Partnership increases. During the nine months ended September 30, 2004, there were 9,458 units exchanged for 18,916 common shares of the Company.

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

      The following table summarizes the minority interest as of September 30, 2004 and December 31, 2003:

                                                                               SEPTEMBER 30,       DECEMBER 31,
(in thousands)                                                                     2004                2003
- --------------                                                                 -------------       ------------
Limited partners in the Operating Partnership                                  $     83,304        $    108,706
Development joint venture partners - Residential Development Segment                 28,742              31,305
Joint venture partners - Office Segment                                               8,775               8,790
Joint venture partners - Resort/Hotel Segment                                         6,805               7,028
Other                                                                                  (185)                  -
                                                                               ------------        ------------
                                                                               $    127,441        $    155,829
                                                                               ============        ============

      The following table summarizes the minority interests' share of net loss (income) for the nine months ended September 30, 2004 and 2003:

                                                                               SEPTEMBER 30,       SEPTEMBER 31,
(in thousands)                                                                     2004                2003
- --------------                                                                 -------------       -------------
Limited partners in the Operating Partnership                                  $      5,721        $         72
Development joint venture partners - Residential Development Segment                 (2,086)             (1,630)
Joint venture partners - Office Segment                                                  96                 367
Joint venture partners - Resort/Hotel Segment                                           840                 524
Other                                                                                    44                   -
                                                                               ------------        ------------
                                                                               $      4,615        $       (667)
                                                                               ============        ============

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SHAREHOLDERS' EQUITY

DISTRIBUTIONS

      The following table summarizes the distributions paid or declared to common shareholders, unitholders and preferred shareholders during the nine months ended September 30, 2004 (dollars in thousands, except per share amounts).

                                   PER SHARE                                              ANNUAL
                                   DIVIDEND/       TOTAL         RECORD      PAYMENT     DIVIDEND/
        SECURITY                 DISTRIBUTION      AMOUNT         DATE         DATE    DISTRIBUTION
- -------------------------        ------------    ----------     --------     --------  ------------
Common Shares/Units (1)           $    0.375     $   43,910     01/31/04     02/13/04   $     1.50
Common Shares/Units (1)           $    0.375     $   43,921     04/30/04     05/14/04   $     1.50
Common Shares/Units (1)           $    0.375     $   43,892     07/30/04     08/13/04   $     1.50
Series A Preferred Shares         $    0.422     $    5,991     01/31/04     02/13/04   $   1.6875
Series A Preferred Shares         $    0.422     $    5,991     04/30/04     05/14/04   $   1.6875
Series A Preferred Shares         $    0.422     $    5,991     07/30/04     08/13/04   $   1.6875
Series B Preferred Shares         $    0.594     $    2,019     01/31/04     02/13/04   $   2.3750
Series B Preferred Shares         $    0.594     $    2,019     04/30/04     05/14/04   $   2.3750
Series B Preferred Shares         $    0.594     $    2,019     07/30/04     08/13/04   $   2.3750

- ----------------
(1) Represents one-half the amount of the distribution per unit because each unit is exchangeable for two common shares.

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

14.   INCOME TAXES

TAXABLE CONSOLIDATED ENTITIES

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of taxable consolidated entities for financial reporting purposes and the amounts used for income tax purposes. For the nine months ended September 30, 2004, the taxable consolidated entities were comprised of the taxable REIT subsidiaries of the Company.

      The Company intends to maintain its qualification as a REIT under Section 856 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to federal corporate income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 90% of REIT taxable income to its shareholders. Accordingly, the Company does not believe that it will be liable for current income taxes on its REIT taxable income at the federal level or in most of the states in which it operates. The Company consolidates certain taxable REIT subsidiaries, which are subject to federal and state income tax. For the nine months ended September 30, 2004 and 2003, the Company's federal income tax benefit from continuing operations was $13.2 million and $10.3 million,

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively. The Company's $13.2 million income tax benefit at September 30, 2004 consists primarily of $10.4 million for the Residential Development Segment and $5.7 million for the Resort/Hotel Segment partially offset by $1.3 million tax expense for the Office Segment and $1.6 million expense for other taxable REIT subsidiaries.

      The Company's total net tax asset of approximately $31.1 million at September 30, 2004 includes $17.7 million of net deferred tax assets. SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. There was no change in the valuation allowance during the nine months ended September 30, 2004.

15.   RELATED PARTY TRANSACTIONS

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE COMPANY FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

      As of September 30, 2004, the Company had approximately $38.0 million loan balances outstanding, inclusive of current interest accrued of approximately $0.3 million, to certain employees and trust managers of the Company on a recourse basis pursuant to the Company's stock incentive plans and unit incentive plans pursuant to an agreement approved by the Board of Trust Managers and the Executive Compensation Committee of the Company. The proceeds of these loans were used by the employees and the trust managers to acquire common shares of the Company pursuant to the exercise of vested stock and unit options. Pursuant to the loan agreements, these loans bear interest at a rate of 2.52% per year, payable quarterly, and mature on July 28, 2012 and may be repaid in full or in part at any time without premium or penalty. Mr. Goff had a loan representing $26.4 million of the $38.0 million total outstanding loans at September 30, 2004. No conditions exist at September 30, 2004 which would cause any of the loans to be in default. Effective July 29, 2002, the Company ceased offering to its employees and trust managers the option to obtain loans pursuant to the Company's stock and unit incentive plans.

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

16.   COPI

      On February 14, 2002, the Company and COPI entered into an agreement (the "Agreement") pursuant to which COPI and the Company agreed to jointly seek approval by the bankruptcy court of a pre-packaged bankruptcy plan for COPI. The Company agreed to fund certain of COPI's costs, claims and expenses relating to the bankruptcy and related transactions. From February 14, 2002 through September 30, 2004, the Company loaned to COPI, or paid directly on COPI's behalf, approximately $13.2 million to fund these costs, claims and expenses, $2.2 million of which was funded in the nine months ended September 30, 2004. The Company also agreed to issue common shares with a minimum dollar value of approximately $2.2 million to the COPI stockholders.

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

      On March 10, 2003, COPI filed a plan under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. On June 22, 2004, the bankruptcy court confirmed the bankruptcy plan, as amended. Effectiveness of the pre-packaged bankruptcy plan for COPI is contingent upon a number of conditions,

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

including the sale of COPI's interest in AmeriCold Logistics, the repayment of COPI's obligation to Bank of America prior to November 22, 2004 and the issuance by the Company of common shares to the COPI stockholders.

      On November 4, 2004, COPI sold its interest in AmeriCold Logistics for approximately $19.1 million. In accordance with the confirmed bankruptcy plan, COPI used approximately $15.4 million of the proceeds to repay the loan from Bank of America, including accrued interest. In addition, in accordance with the bankruptcy plan COPI used approximately $4.5 million of the proceeds to satisfy a portion of its debt obligations to the Company. Since the Company wrote off these debt obligations in 2001, the $4.5 million will be included in "Interest and Other Income" in the Company's Consolidated Statement of Operations for the year ended December 31, 2004.

17.   SUBSEQUENT EVENTS

JOINT VENTURES

        On November 5, 2004, the Company entered into a joint venture with affiliates of J.P. Morgan Fleming Asset Management, Inc. ("JPM") in connection with which JPM will purchase a 60% interest in three Office Properties, The Crescent, Houston Center and Post Oak Central, based on a valuation of $898.5 million. The Company initially will hold the remaining 40% interest and anticipates a gain on the transaction.

         Under this joint venture, the Company will continue to manage and lease the Office Properties on a fee basis. The Company anticipates the joint venture will be accounted for under the equity method.

TEMPERATURE-CONTROLLED LOGISTICS

      On November 4, 2004, the Temperature-Controlled Logistics Corporation purchased 100% of the ownership interests in its tenant, AmeriCold Logistics, for approximately $47.7 million. In connection with this transaction, the three triple-net master leases between the Temperature-Controlled Logistics Corporation and AmeriCold Logistics were terminated and all deferred rent was cancelled.

      On November 4, 2004, the Temperature-Controlled Logistics Corporation also purchased 100% of the ownership interests in VCQ for approximately $24.8 million. The Temperature-Controlled Logistics Corporation used cash contributions from its owners, of which the Company's 40% portion was approximately $9.9 million, to fund the purchase. As a result of its 56% ownership interests in VCQ, the Company received proceeds from the sale of VCQ of approximately $13.2 million.

      In addition, on November 4, 2004, the Temperature-Controlled Logistics Partnership, through which the Company owns its 40% interest in the Temperature-Controlled Logistics Corporation, entered into an agreement to sell a 20.7% interest in the Temperature-Controlled Logistics Corporation to the Yucaipa Companies for $145.0 million. In addition, Yucaipa will assist in the management of the Temperature-Controlled Logistics Corporation and may earn a promote of up to 20% of the increase in value through December 31, 2007. The promote is limited to 10% of the Temperature-Controlled Logistics Partnership's remaining common shares in the Temperature-Controlled Logistics Corporation. Immediately following this transaction, the Temperature-Controlled Logistics Partnership will dissolve and, after the payment of all of its liabilities, distribute its remaining assets to its partners. The assets to be distributed to the Company consist of common shares, representing an approximately 31.7% interest in the Temperature-Controlled Logistics Corporation and cash of approximately $34.6 million. In addition, the partners have reached an agreement to resolve the preferential allocation.

                      CRESCENT REAL ESTATE EQUITIES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASSET ACQUISITIONS

      On October 21, 2004, the Company entered into a partnership agreement with affiliates of JPI Multi-family Investments L.P. to develop a single multi-family luxury apartment project in Dedham, Massachusetts. The Company funded $13.3 million or 100% of the equity, and received a limited partnership interest which earns a preferred return and a profit split above the preferred return hurdle. The Company will consolidate the partnership, Jefferson Station, L.P., in accordance with FIN 46, as it was determined to be a VIE of which the Company is the primary beneficiary.

ASSET DISPOSITIONS

      On October 19, 2004, the Company completed the sale of the Hyatt Regency Hotel in Albuquerque, New Mexico. The sale generated proceeds, net of selling costs, of approximately $32.5 million and a net gain of approximately $3.3 million, net of minority interests. This property was wholly-owned. The proceeds were used to pay down $26.0 million of the Company's Bank of America Fund XII Term Loan and the remainder was used to pay down the Company's credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements............................................................       40

Overview..............................................................................       41

Recent Developments...................................................................       44

Results of Operations
     Three and nine months ended September 30, 2004 and 2003..........................       48
Liquidity and Capital Resources
     Cash Flows for the nine months ended September 30, 2004..........................       55

Equity and Debt Financing.............................................................       59

Unconsolidated Investments............................................................       63

Significant Accounting Policies.......................................................       64

Funds from Operations.................................................................       68

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

      - The continuation of relatively high vacancy rates and reduced rental rates in the Company's office portfolio as a result of conditions within the Company's principal markets;

      - Adverse changes in the financial condition of existing tenants, in particular El Paso Energy and its affiliates which provide 4.5% of the Company's annualized office revenues;

      - Further deterioration in the resort/business-class hotel markets or in the economy generally;

      - Further deterioration in the market or in the economy generally and increases in construction costs associated with development for residential land or luxury residences, including single-family homes, townhomes and condominiums;

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

      - The ability of the Company to dispose of its investment land, and other non-core assets, on favorable terms and within anticipated time frames;

      - The ability of the Company to reinvest available funds at anticipated returns and consummate anticipated office acquisitions on favorable terms and within anticipated time frames;

      - The ability of the Company to close and consummate its significant pending transactions on the terms and within the time frames anticipated by management;

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

                                    OVERVIEW

      The Company is a REIT with assets and operations divided into four investment segments: Office, Resort/Hotel, Residential Development and Temperature-Controlled Logistics. The primary business of the Company is its Office Segment, which consisted of 75 Office Properties and represented 67% of gross assets as of September 30, 2004.

      Capital flows in the real estate industry have changed significantly over the last few years. Institutions as well as other investors, principally U.S. pension funds, have increased their allocation to real estate and it appears that this will continue for the foreseeable future. This inflow of capital has created a uniquely attractive environment for the sale of assets as well as joint ventures. Likewise, the acquisition environment is highly competitive, making it more difficult to provide attractive returns on equity that are comparable to those achieved in acquisitions made during the 1990's.

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

      Consistent with this strategy, the Company continually evaluates its existing portfolio for potential joint-venture opportunities. In the near term, the Company could more than double its existing level of joint ventures to over $2 billion by contributing existing assets to ventures. Recently, the Company announced significant joint venture transactions involving five of its landmark Properties. The Company anticipates that these transactions, to be completed in two phases with institutional partners, will be finalized in the fourth quarter of 2004. As with previous ventures, the Company would be a minority partner but would continue to provide leasing and management services to the ventures. In addition, the Company has sold $140 million in 2004 and expects to sell an additional $135 million in non-core assets in the near term, including land holdings that are currently not contributing to the Company's earnings. Also included in these sales are two business class hotels, one of which was sold in October 2004 at an attractive gain and the remaining hotel, which the Company believes it can sell at an attractive gain, and at the same time further simplify its business model. As these ventures and sales are completed, the Company will redeploy proceeds into future acquisitions of traditional core assets, pay down and defease certain consolidated debt and obligations, repurchase common shares consistent with the requirements of its existing debt, and allocate capital to select operating partners.

OFFICE SEGMENT

      The following table shows the performance factors used by management to assess the operating performance of the Office Segment.

                                                                                                       2004            2003
                                                                                                   -----------     ------------
Economic Occupancy (at September 30 and December 31)                                                   86.4% (1)          84.0% (1)
Leased Occupancy (at September 30 and December 31)                                                     88.8% (2)          86.4% (2)
In-Place Weighted Average Full-Service Rental Rate (at September 30 and December 31)                 $22.73             $22.63
Tenant Improvement and Leasing Costs per Sq. Ft. per year (three months ended September 30)          $ 2.97             $ 3.16
Tenant Improvement and Leasing Costs per Sq. Ft. per year (nine months ended September 30)           $ 3.03             $ 3.21
Average Lease Term (three months ended September 30)                                              8.6 years          8.0 years
Average Lease Term (nine months ended September 30)                                               7.5 years          7.4 years
Same-Store NOI(3) (Decline) (three months ended September 30)                                          (3.8)%            (14.4)%
Same-Store NOI(3)  (Decline) (nine months ended September 30)                                          (3.3)%            (12.5)%
Same-Store Average Occupancy (three months ended September 30)                                         85.9%              84.2%
Same-Store Average Occupancy (nine months ended September 30)                                          85.8%              84.7%

- -------------------------------
(1)    Economic occupancy reflects the occupancy of all tenants paying rent.

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

RESORTS

      The following table shows the performance factors used by management to assess the operating performance of the Resort Properties.


                                                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------------------------------------------------------
                                                                                                             REVENUE
                                                    AVERAGE                     AVERAGE                        PER
                                                   OCCUPANCY                     DAILY                      AVAILABLE
                                                     RATE                        RATE                    ROOM/GUEST NIGHT
                                             ----------------------    --------------------------    -------------------------
                                               2004         2003         2004            2003          2004           2003
                                             ---------    ---------    ----------     -----------    ----------    -----------
Luxury and Destination Fitness Resorts          80%          76%       $     436      $     406      $   332       $     300

                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                             ----------------------------------------------------------------------------------
                                                                                                              REVENUE
                                                    AVERAGE                     AVERAGE                         PER
                                                   OCCUPANCY                     DAILY                       AVAILABLE
                                                     RATE                        RATE                    ROOM/GUEST NIGHT
                                             ----------------------    --------------------------    --------------------------
                                               2004         2003         2004            2003          2004           2003
                                             ---------    ---------    ----------     -----------    ----------   -------------
Luxury and Destination Fitness Resorts          71%          72%       $    490       $     460      $   334      $      320

      The occupancy decrease at the Company's luxury and destination fitness resorts for the nine months ended September 30, 2004 as compared to the same period in 2003 is partially driven by a seven percentage point decrease in occupancy at Sonoma Mission Inn (from 66% to 59%) as a result of the renovation of 97 rooms which were taken out of service in November 2003. Renovation was completed in the second quarter of 2004 and the 97 rooms were put back into service. In addition, occupancy decreased thirteen percentage points (from 77% in the third quarter 2003 to 64% in the third quarter 2004) at Ventana Inn as a result of the renovation of 13 suites which were taken out of service in April 2004.

      The luxury and destination fitness resorts occupancy, average daily rate, and revenue per available room increases in the third quarter 2004 compared to third quarter 2003 were driven primarily by increases at Canyon Ranch Tucson and Canyon Ranch Lenox at which occupancy increased seven percentage points (from 77% to 84%), average daily rate increased 6% (from $620 to $658), and revenue per available room increased 12% (from $448 to $503) as a result of expanded medical service offerings.

      The Company anticipates a minimal change in occupancy and a modest increase in revenue per available room in 2004 at the Resort Properties as the economy and the travel industry continue to recover, offset by the financial impact of Sonoma Mission Inn and Ventana Inn renovations in 2004.

RESIDENTIAL DEVELOPMENT SEGMENT

      The following tables show the performance factors used by management to assess the operating performance of the Residential Development Segment. Information is provided for the Desert Mountain Residential Development Property and the CRDI Residential Development Properties, which represent the Company's significant investments in this Segment as of September 30, 2004.

Desert Mountain

                                              FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------------------
                                                    2004                     2003
                                           -----------------------    -------------------
Residential Lot Sales                                   5                        10
Average Sales Price per Lot (1)                  $923,000                  $457,000

- --------------------------------
(1) Includes equity golf membership


                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------------------
                                                   2004                      2003
                                           -----------------------    -------------------
Residential Lot Sales                                  44                       34
Average Sales Price per Lot (1)                  $807,000                  $611,000

- --------------------------------
(1) Includes equity golf membership

      Desert Mountain is in the latter stages of development and has primarily its premier lots remaining in inventory. An increase in lot sales, combined with higher average sales prices in 2004 compared to 2003, is expected to result in improved results in 2004.

CRDI

                                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                         ----------------------------------------------
                                                                                 2004                      2003
                                                                         ----------------------    --------------------
Residential Lot Sales                                                                 31                        36
Residential Unit Sales                                                                 9                        10
Residential Timeshare Units                                                          3.9                       0.6
Average Sales Price per Residential Lot                                         $200,000                   $60,000
Average Sales Price per Residential Unit                                      $1,901,000                $1,240,000
Average Sales Price per Residential Equivalent Timeshare Unit                 $2,262,000                $1,762,000

                                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                         ----------------------------------------------
                                                                                 2004                      2003
                                                                         ----------------------    --------------------
Residential Lot Sales                                                                150                        62
Residential Unit Sales                                                                20                        50
Residential Timeshare Units                                                         7.32                       3.7
Average Sales Price per Residential Lot                                         $137,000                   $53,000
Average Sales Price per Residential Unit                                      $1,413,000                $1,180,000
Average Sales Price per Residential Equivalent Timeshare Unit                 $2,151,000                $1,432,000

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

LIQUIDITY

      The Company's primary sources of liquidity are cash flow from operations, its credit facility, return of capital from the Residential Development Segment, and proceeds from asset sales and joint ventures. The Company believes cash flows from operations will be sufficient to offset normal operating expenses, as well as capital requirements (including property improvements, tenant improvements and leasing commissions) in 2004. The cash flow from the Residential Development segment is cyclical in nature and primarily realized in the last quarter of each year. The Company expects to meet any interim shortfalls in operating cash flow caused by this cyclicality through working capital draws under the credit facility. As of September 30, 2004, the Company had $83.9 million in borrowing capacity remaining under its credit facility. However, net cash flows from operations are not anticipated to fully cover the projected dividends on the Company's common stock. The Company expects to use cash from operations as well as return of capital from the Residential Development Segment, estimated at approximately $85 million for 2004, proceeds from asset sales and joint ventures and business initiatives including investment land sales and other income to cover the shortfall.

      Through the sale of the Woodlands in December 2003, the issuance of preferred shares and additional financing of Temperature-Controlled Logistics this year, and additional leverage on Hughes Center assets, the Company has in excess of $200 million in liquidity to make new investments throughout 2004, of which $90.5 million has been invested through September 30, 2004 and $64.6 million has been used to pay down debt until reinvestment opportunities arise. Additionally, the Company continues to execute on its capital recycling program and has sold six office properties and one business class hotel generating proceeds, net of selling costs, of $126.7 million which were used to pay down a portion of the Bank of America Fund XII Term Loan and to reduce the amount outstanding under the credit facility.

                               RECENT DEVELOPMENTS

JOINT VENTURES

        On November 5, 2004, the Company entered into a joint venture with affiliates of J.P. Morgan Fleming Asset Management, Inc. ("JPM") in connection with which JPM will purchase a 60% interest in three Office Properties, The Crescent, Houston Center and Post Oak Central, based on a valuation of $898.5 million. The Company initially will hold the remaining 40% interest and is currently in negotiations with another institutional investor, for a transaction that would reduce its interest to 24%. In addition, the Company is in final negotiations with JPM to form a second joint venture in which JPM will purchase a 76% interest in two Office Properties, Trammell Crow Center and Fountain Place. The Company anticipates a gain on these transactions.

         Under both joint ventures, the Company will continue to manage and lease the Office Properties on a fee basis. The Company anticipates the joint ventures will be accounted for under the equity method.

TEMPERATURE-CONTROLLED LOGISTICS

      On November 4, 2004, the Temperature-Controlled Logistics Corporation purchased 100% of the ownership interests in its tenant, AmeriCold Logistics, for approximately $47.7 million. In connection with this transaction, the three triple-net master leases between the Temperature-Controlled Logistics Corporation and AmeriCold Logistics were terminated and all deferred rent was cancelled.

      On November 4, 2004, the Temperature-Controlled Logistics Corporation also purchased 100% of the ownership interests in VCQ for approximately $24.8 million. The Temperature-Controlled Logistics Corporation used cash contributions from its owners, of which the Company's 40% portion was approximately $9.9 million, to fund the purchase. As a result of its 56% ownership interests in VCQ, the Company received proceeds from the sale of VCQ of approximately $13.2 million.

      In addition, on November 4, 2004, the Temperature-Controlled Logistics Partnership, through which the Company owns its 40% interest in the Temperature-Controlled Logistics Corporation, entered into an agreement to sell a 20.7% interest in the Temperature-Controlled Logistics Corporation to the Yucaipa Companies for $145.0 million. In addition, Yucaipa will assist in the management of the Temperature-Controlled Logistics Corporation and may earn a promote of up to 20% of the increase in value through December 31, 2007. The promote is limited to 10% of the Temperature-Controlled Logistics Partnership's remaining common shares in the Temperature-Controlled Logistics Corporation. Immediately following this transaction, the Temperature-Controlled Logistics Partnership will dissolve and, after the payment of all of its liabilities, distribute its remaining assets to its partners. The assets to be distributed to the Company consist of common shares, representing an approximately 31.7% interest in the Temperature-Controlled Logistics Corporation and cash of approximately $34.6 million. In addition, the partners have reached an agreement to resolve the preferential allocation.

ASSET ACQUISITIONS

OFFICE

      During January and February 2004, in accordance with the original purchase contract, the Company acquired an additional five Class A Office Properties and seven retail parcels located within Hughes Center in Las Vegas, Nevada from the Rouse Company. One of these Office Properties is owned through a joint venture in which the Company acquired a 67% interest. The remaining four Office Properties are wholly-owned by the Company. The Company acquired these five Office Properties and seven retail parcels for approximately $175.3 million, funded by the Company's assumption of approximately $85.4 million in mortgage loans and by a portion of the proceeds from the sale of the Company's interests in The Woodlands on December 31, 2003. The Company recorded the loans assumed at their fair value of approximately $93.2 million, which included $7.8 million of premium. The five Office Properties are included in the Company's Office Segment.

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

      On August 6, 2004, the Company acquired The Alhambra, two Class A Office Properties, located in the Coral Gables submarket of Miami, Florida. The Company acquired the Office Properties for approximately $72.3 million, funded by the Company's assumption of a $45.0 million loan from Wachovia Securities and a draw on the Company's credit facility. The Office Properties are wholly-owned and are included in the Company's Office Segment.

UNDEVELOPED LAND

      On March 1, 2004, in accordance with the agreement to acquire the Hughes Center Properties, the Company completed the purchase of two tracts of undeveloped land in Hughes Center from the Rouse Company for $10.0 million. The purchase was funded by a $7.5 million loan from the Rouse Company and a draw on the Company's credit facility.

RESIDENTIAL DEVELOPMENT

      On October 21, 2004, the Company entered into a partnership agreement with affiliates of JPI Multi-family Investments, L.P. to develop a single multi-family luxury apartment project in Dedham, Massachusetts. The Company funded $13.3 million or 100% of the equity, and received a limited partnership interest which earns a preferred return and a profit split above the preferred return hurdle. The Company will consolidate the partnership, Jefferson Station, L.P., in accordance with FIN 46, as it was determined to be a VIE of which the Company is the primary beneficiary.

ASSET DISPOSITIONS

OFFICE

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

      On July 2, 2004, the Company completed the sale of the 5050 Quorum Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $8.9 million and a loss of approximately $0.1 million, net of minority interests. The Company previously recorded an impairment charge of approximately $0.8 million, net of minority interests, during the quarter ended March 31, 2004. The proceeds from the sale were used primarily to pay down the Company's credit facility. This property was wholly-owned. The Company continues to provide management and leasing services for this property.

      On July 29, 2004, the Company completed the sale of the 12404 Park Central Office Property in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $9.3 million. The Company previously recorded impairment charges totaling approximately $4.0 million, net of minority interests, $2.9 million during the year ended December 31, 2003, $0.7 million during the quarter ended March 31, 2004 and $0.4 million during the quarter ended June 30, 2004. The proceeds from the sale were used primarily to pay down the Bank of America Fund XII Term Loan. This property was wholly-owned.

UNDEVELOPED LAND

      On August 16, 2004, the Company sold approximately 2.5 acres of undeveloped land located in Houston, Texas. The sale generated proceeds, net of selling costs, of approximately $6.4 million and a note receivable in the amount of $5.6 million. The note provides for payments of principal of $0.5 million due in December 2004, annual installments of $1.0 million each due beginning August 2005 through August 2008, and $1.1 million due at maturity in August 2009 and does not bear interest. The Company recognized a net gain of approximately $7.6 million included in the "Income from investment land sales, net" line item in the accompanying Consolidated Statements of Operations. The proceeds were used to pay down the Company's credit facility.

RESORT/HOTEL

      On October 19, 2004, the Company completed the sale of the Hyatt Regency Hotel in Albuquerque, New Mexico. The sale generated proceeds, net of selling costs, of approximately $32.5 million and a net gain of approximately $3.3 million, net of minority interests. This property was wholly-owned. The proceeds were used to pay down $26.0 million of the Company's Bank of America Fund XII Term Loan and the remainder was used to pay down the Company's credit facility.

RESIDENTIAL DEVELOPMENT

      On September 14, 2004, the Company completed the sale of Breckenridge Commercial Retail Center in Breckenridge, Colorado. The sale generated proceeds to the Company, net of selling costs and repayment of debt, of approximately $1.5 million, and a net gain of approximately $0.1 million, net of minority interests and income tax. The Company previously recorded an impairment charge of approximately $0.7 million, net of minority interests and income tax, during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down the Company's credit facility.

OTHER TRANSACTIONS

FOUNTAIN PLACE TRANSACTION

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

      Included in the terms of this transaction is a provision which provides Lehman the unconditional right to require the Company to purchase Lehman's interest in FP Investors for an agreed upon fair value of $79.9 million at any time until November 30, 2004. For GAAP purposes, under SFAS No. 66, "Accounting for Sales of Real Estate," this unconditional right, or contingency, results in the transaction requiring accounting associated with a financing transaction. As a result, no gain has been recorded on the transaction and the Company's accompanying financial statements continue to include the Office Property, related debt and operations until expiration of the contingency. The Company pays 99.9% of the distributable funds from the Office Property to Lehman, which is recorded in the "Interest expense" line item in the Company's Consolidated Statement of Operations. The fair value of the contingency, $79.9 million, is included in the "Accounts payable, accrued expenses and other liabilities" line item in the Company's Consolidated Balance Sheet at September 30, 2004.

      Also on June 28, 2004, the Company paid off the $220.0 million Deutsche Bank - CMBS loan with proceeds from the Fountain Place Office Property transaction and a draw on the Company's revolving credit facility.

      See "Recent Developments" for a description of the joint venture transaction involving this Office Property. As a result of this transaction, Lehman's unconditional right to require the Company to repurchase Lehman's interest in FP Investors will be terminated.

                              RESULTS OF OPERATIONS

      The following table shows the Company's variance in dollars between the three and nine months ended September 30, 2004 and 2003.

                                                                        TOTAL VARIANCE IN         TOTAL VARIANCE IN
                                                                         DOLLARS BETWEEN           DOLLARS BETWEEN
                                                                        THE THREE MONTHS           THE NINE MONTHS
                                                                              ENDED                      ENDED
                                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                                      ---------------------     --------------------
(in millions)
                                                                          2004 AND 2003            2004 AND 2003
                                                                      ---------------------     --------------------
REVENUE:
  Office Property                                                          $     5.2                 $    20.4
  Resort/Hotel Property                                                          4.7                       4.4
  Residential Development Property                                              25.6                      23.2
                                                                           ---------                 ---------
     TOTAL PROPERTY REVENUE                                                $    35.5                 $    48.0
                                                                           ---------                 ---------

EXPENSE:
  Office Property real estate taxes                                        $     0.4                 $    (0.1)
  Office Property operating expenses                                             3.7                       6.9
  Resort/Hotel Property expense                                                  4.1                       6.7
  Residential Development Property expense                                      19.5                      14.8
                                                                           ---------                 ---------
     TOTAL PROPERTY EXPENSE                                                     27.7                      28.3
                                                                           ---------                 ---------
     INCOME FROM PROPERTY OPERATIONS                                       $     7.8                 $    19.7
                                                                           ---------                 ---------

OTHER INCOME (EXPENSE):
  Income from investment land sales, net                                   $    (3.8)                $    (4.4)
  Gain on joint venture of properties, net                                         -                      (0.1)
  Interest and other income                                                      1.3                       4.3
  Corporate general and administrative                                          (1.7)                     (3.8)
  Interest expense                                                              (3.5)                     (7.7)
  Amortization of deferred financing costs                                      (0.7)                     (2.5)
  Extinguishment of debt                                                        (0.2)                     (3.1)
  Depreciation and amortization                                                (10.1)                    (22.9)
  Impairment charges related to real estate assets                              (4.1)                     (2.9)
  Other expenses                                                                   -                       0.8
  Equity in net income (loss) of unconsolidated companies:
     Office Properties                                                          (4.6)                     (6.1)
     Resort/Hotel Properties                                                     0.1                      (2.3)
     Residential Development Properties                                         (2.5)                     (5.3)
     Temperature-Controlled Logistics Properties                                   -                      (4.7)
     Other                                                                       1.1                       1.3
                                                                           ---------                 ---------
     TOTAL OTHER INCOME (EXPENSE)                                          $   (28.7)                 $  (59.4)
                                                                           ---------                 ---------

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND
INCOME TAXES                                                               $   (20.9)                $   (39.7)

  Minority interests                                                             1.9                       5.3
  Income tax benefit                                                             1.7                       2.9
                                                                           ---------                 ---------

LOSS BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE                                             $   (17.3)                $   (31.5)

  Income from discontinued operations, net of minority interests                 1.6                      (1.9)
  Impairment charges related to real estate assets from discontinued
    operations, net of minority interests                                        1.7                      13.5
  Loss on real estate from discontinued operations, net of
    minority interests                                                             -                      (1.8)
  Cumulative effect of a change in accounting principle                            -                      (0.3)
                                                                           ---------                 ---------

NET (LOSS) INCOME                                                          $  (14.0)                 $   (22.0)

  Series A Preferred Share distributions                                       (1.4)                      (4.1)
  Series B Preferred Share distributions                                           -                         -
                                                                           ---------                 ---------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                                  $  (15.4)                 $   (26.1)
                                                                           =========                 =========

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

PROPERTY REVENUES

      Total property revenues increased $35.5 million, or 17.7%, to $235.9 million for the three months ended September 30, 2004, as compared to $200.4 million for the three months ended September 30, 2003. The primary components of the increase in total property revenues are discussed below.

      - Office Property revenues increased $5.2 million, or 4.2%, to $128.3 million, primarily due to:

              - an increase of $13.9 million from the acquisitions of The Colonnade in August 2003, the Hughes Center Properties in December 2003 through May 2004, the Dupont Centre in March 2004 and The Alhambra in August 2004; and

              - an increase of $0.6 million primarily resulting from third party management and leasing services and related direct expense reimbursements; partially offset by

              - a decrease of $5.8 million from the 55 consolidated Office Properties (excluding 2003 and 2004 acquisitions and dispositions) that the Company owned or had an interest in, primarily due to a decrease in full service weighted average rental rates, a decrease in recoveries due to expense reductions, and a decline in net parking revenue, partially offset by a 0.2 percentage point increase in same-store average occupancy (from 85.7% to 85.9%); and

              - a decrease of $3.7 million in net lease termination fees (from $5.0 million to $1.3 million).

      - Resort/Hotel Property revenues increased $4.7 million, or 11.1%, to $47.0 million, primarily due to:

              - an increase of $3.0 million at the Destination Fitness Resorts related to a 12.3% increase in revenue per available room (from $448 to $503) as a result of a 6.1% increase in average daily rate (from $620 to $658) and a 7 percentage point increase in occupancy (from 77% to 84%); and

              - an increase of $1.7 million at the Resort Properties related to a 6.2% increase in revenue per available room (room $177 to $188) as a result of a 6.0% increase in average daily rate (from $234 to $248) and a $1.1 million increase in food and beverage revenue.

      - Residential Development Property revenues increased $25.6 million, or 73.1%, to $60.6 million, primarily due to:

              - an increase of $21.5 million in CRDI revenues related to product mix in lots and units available for sale in 2004 versus 2003, primarily at the Old Greenwood project in Tahoe, California and the Horizon Pass project in Bachelor Gulch, Colorado which had sales in 2004, but none in the three months ended September 30, 2003 as the projects were not available for sale, partially offset by the One Vendue project in Charleston, South Carolina which had sales in 2003, but none in 2004 as the project sold out in 2003;

              - an increase of $2.7 million in other revenue at DMDC due to a settlement for reimbursement of construction remediation costs;

              - an increase of $1.7 million in club revenue at CRDI primarily due to the addition of a restaurant, and the full impact in 2004 of the sale of Tahoe Club memberships at the Tahoe Mountain Resorts Property, which began selling memberships in mid-2003; and

              - an increase of $0.5 million in club revenue at DMDC and CRDI primarily due to increased membership levels; partially offset by

              - a decrease of $0.7 million in real estate sales primarily due to decreased home sales at DMDC.

PROPERTY EXPENSES

      Total property expenses increased $27.7 million, or 21.5%, to $156.4 million for the three months ended September 30, 2004, as compared to $128.7 million for the three months ended September 30, 2003. The primary components of the variances in property expenses are discussed below.

      - Office Property expenses increased $4.1 million, or 7.0%, to $62.4 million, primarily due to:

              - an increase of $5.0 million from the acquisition of The Colonnade in August 2003, the Hughes Center Properties in December 2003 through May 2004, the Dupont Centre in March 2004 and The Alhambra in August 2004; and

              - an increase of $0.8 million related to the cost of providing third party management and leasing services; partially offset by

              - a decrease of $1.7 million from the 55 consolidated Office Properties (excluding 2003 and 2004 acquisitions and dispositions) that the Company owned or had an interest in, primarily due to:

                     - $2.0 million decrease in building repairs and maintenance;

                     -   $1.2 million decrease in property taxes and insurance;
                         and

                     - $0.4 million decrease in utilities expense; partially offset by

                     -   $1.4 million increase in administrative expenses.

      - Resort/Hotel Property expenses increased $4.1 million, or 11.6%, to $39.5 million, due to:

              - an increase of $2.3 million in operating expenses and general and administrative costs at the Destination Fitness Resorts primarily related to increased employee health insurance costs and increased average occupancy of 7 percentage points (from 77% to 84%); and

              - an increase of $1.7 million in operating expenses at the Resort Properties related to food, beverage and marketing costs.

      - Residential Development Property expenses increased $19.5 million, or 55.7%, to $54.5 million, primarily due to:

              - an increase of $15.6 million in CRDI cost of sales related to product mix in lots and units available for sale in 2004 versus 2003, primarily at the Old Greenwood project in Tahoe, California and the Horizon Pass project in Bachelor Gulch, Colorado which had sales in 2004, but none in the three months ended September 30, 2003 as the projects were not available for sale, partially offset by the One Vendue project in Charleston, South Carolina which had sales in 2003, but none in 2004 as the project sold out in 2003;

              - an increase of $3.4 million in club operating expenses due to increased membership levels, a restaurant addition at CRDI and the golf course addition at DMDC; and

              - an increase of $0.5 million in expenses related to marketing efforts at the Ritz-Carlton condominium residence project.

OTHER INCOME/EXPENSE

      Total other expenses increased $28.7 million, or 40.7%, to $99.2 million for the three months ended September 30, 2004, compared to $70.5 million for the three months ended September 30, 2003. The primary components of the increase in total other expenses are discussed below.

            OTHER INCOME

      Other income decreased $8.4 million, or 46.2%, to $9.8 million for the three months ended September 30, 2004, as compared to $18.2 million for the three months ended September 30, 2003. The primary components of the decrease in other income are discussed below.

      - Equity in net income of unconsolidated companies decreased $5.9 million, or 105.4%, to a $0.3 million loss, primarily due to:

              - a decrease of $6.1 million in Office, Residential Development and Other equity in net income primarily due to net income recorded in 2003 for the Company's interests in the entities through which the Company held its interests in The Woodlands, which were sold in December 2003;

      - Income from investment land sales, net decreased $3.8 million due to the gain on sale of two parcels of undeveloped investment land in Texas in 2003, offset by the gain on sale of two parcels of undeveloped investment land in Texas, in 2004.

      - Interest and other income increased $1.3 million primarily due to $0.7 million of interest on U.S. Treasury and government sponsored agency securities purchased in December 2003 and January 2004 related to debt defeasance, $0.4 million of dividends received on other marketable securities and a $0.3 million increase in interest on certain notes resulting from note amendments in December 2003.

OTHER EXPENSES

     Other expenses increased $20.3 million, or 22.9%, to $108.9 million for the three months ended September 30, 2004, as compared to $88.6 million for the three months ended September 30, 2003. The primary components of the increase in other expenses are discussed below.

     - Depreciation expense increased $10.1 million, or 28.4 %, to $45.7 million, primarily due to:

          - $8.3 million increase in Office Property depreciation expense, attributable to:

               - $6.4 million from the acquisitions of The Colonnade in August 2003 and the Hughes Center Properties in December 2003 through May 2004, the Dupont Centre in March 2004 and The Alhambra in August 2004; and

               - $1.9 million due to an increase in leasehold improvements, lease commissions, building improvements, and accelerated depreciation of leasehold improvements and lease commissions upon lease terminations;

          - $1.1 million increase in Resort/Hotel Property depreciation expense; and

          - $1.0 million increase in Residential Development Property depreciation expense.

     - Impairment charges increased $4.1 million due to the impairment related to the demolition of the old clubhouse at the Sonoma Club in the third quarter 2004 in order to construct a new clubhouse.

     - Interest expense increased $3.5 million, or 8.1%, to $46.5 million primarily due to the Fountain Place Office Property transaction.

     - Corporate general and administrative expense increased $1.7 million, or 23.3%, to $9.0 million primarily due to salary merit increases, cost increases of employee benefits, restricted stock compensation recorded in 2004, and Sarbanes-Oxley related costs.

DISCONTINUED OPERATIONS

     Income from discontinued operations on assets sold and held for sale increased $3.3 million, or 194.1%, to $1.6 million, primarily due to:

     - an increase of $2.0 million, net of minority interests, due to impairments recorded in 2003 on behavioral healthcare properties; and

     - an increase of $1.5 million, net of minority interests, due to the increase in net income associated with properties held for sale in 2004 compared to 2003.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

PROPERTY REVENUES

     Total property revenues increased $48.0 million, or 7.5%, to $685.6 million for the nine months ended September 30, 2004, as compared to $637.6 million for the nine months ended September 30, 2003. The primary components of the increase in total property revenues are discussed below.

     - Office Property revenues increased $20.4 million, or 5.6 %, to $384.6 million, primarily due to:

          - an increase of $34.7 million from the acquisitions of The Colonnade in August 2003, the Hughes Center Properties in December 2003 through May 2004, the Dupont Centre in March 2004 and The Alhambra in August 2004;

          - an increase of $2.0 million primarily resulting from third party management and leasing services and related direct expense reimbursements; and

          - an increase of $0.6 million in net lease termination fees (from $7.9 million to $8.5 million); partially offset by

          - a decrease of $15.8 million from the 55 consolidated Office Properties (excluding 2003 and 2004 acquisitions and dispositions) that the Company owned or had an interest in, primarily due to a decrease in full service weighted average rental rates, a decrease in recoveries due to expense reductions, and a decline in net parking revenues, partially offset by a 0.2 percentage point increase in same-store average occupancy (from 85.6% to 85.8%); and

          - a decrease of $1.1 million due to nonrecurring revenue earned in 2003.

     - Resort/Hotel Property revenues increased $4.4 million, or 3.3%, to $137.2 million, primarily due to:

          - an increase of $6.3 million at the Destination Fitness Resorts related to a 9.1% increase in revenue per available room (from $481 to $525) as a result of a 7.2% increase in average daily rate (from $642 to $688) and a 3 percentage point increase in occupancy (from 79% to 82%); partially offset by

          - a decrease of $1.1 million at the Resort Properties related to 5.9% decrease in revenue per available room (room $185 to $174) as a result of a 4 percentage point decrease in occupancy (from 65% to 61%); and

          - a decrease of $0.8 million at the Business Class Hotel Properties related to a 6.5% decrease in revenue per available room (from $77 to $72) as a result of a 3 percentage point decrease in occupancy (from 69% to 66%).

     - Residential Development Property revenues increased $23.2 million, or 16.5%, to $163.9 million, primarily due to:

          - an increase of $17.0 million primarily due to increased sales of 10 lots (from 34 to 44) at DMDC;

          - an increase of $3.0 million in club revenue at CRDI primarily due to the addition of a restaurant and the full impact in 2004 of the sale of Tahoe Club memberships at the Tahoe Mountain Resorts Property, which began selling memberships in mid-2003;

          - an increase of $2.7 million in club revenue at DMDC primarily due to increased membership levels; and

          - an increase of $2.7 million in other revenue at DMDC due to a settlement for reimbursement of construction remediation costs; partially offset by

          - a decrease of $1.2 million in CRDI cost of sales related to product mix in lots and units available for sale in 2004 versus 2003, primarily at the One Vendue project in Charleston, South Carolina which had sales in 2003, but none in 2004 as the project sold out in 2003, partially offset by the Old Greenwood project in Tahoe, California and the Horizon Pass project in Bachelor Gulch, Colorado which had sales in 2004, but none in the nine months ended September 30, 2003 as the projects were not available for sale; and

          - a decrease of $1.2 million in other revenue due to interest income recorded in 2003 on a note receivable from the Woodlands Land Development Company, L.P., entity which was sold in December 2003.

PROPERTY EXPENSES

     Total property expenses increased $28.3 million, or 6.8%, to $444.8 million for the nine months ended September 30, 2004, as compared to $416.5 million for the nine months ended September 30, 2003. The primary components of the variances in property expenses are discussed below.

     - Office Property expenses increased $6.8 million, or 3.9%, to $182.6 million, primarily due to:

          - an increase of $11.6 million from the acquisition of The Colonnade in August 2003, the Hughes Center Properties in December 2003 through May 2004, the Dupont Centre in March 2004, and The Alhambra in August 2004; and

          - an increase of $1.5 million related to the cost of providing third party management and leasing services to joint venture properties; partially offset by

          - a decrease of $5.7 million from the 55 consolidated Office Properties (excluding 2003 and 2004 acquisitions and dispositions) that the Company owned or had an interest in, primarily due to:

               -    $4.2 million decrease in building repairs and maintenance;

               -    $4.2 million decrease in property taxes and insurance; and

               -    $0.6 million decrease in utilities; partially offset by

               -    $2.0 million increase in administrative expenses;

     - Resort/Hotel Property expenses increased $6.7 million, or 6.2%, to $115.4 million, primarily due to:

          - an increase of $5.8 million in operating expenses and general and administrative costs at the Destination Fitness Resorts primarily related to increased employee health insurance costs and increased average occupancy of 3 percentage points (from 79% to 82%); and

          - an increase of $1.1 million in resort property food and beverage operating expense and marketing costs.

     - Residential Development Property expenses increased $14.8 million, or 11.2%, to $146.8 million, primarily due to:

          - an increase of $8.7 million in DMDC cost of sales due to increased lot sales compared to 2003 (from 34 to 44);

          - an increase of $6.9 million in club operating expenses due to increased membership levels at CRDI and DMDC, a restaurant addition at CRDI and the golf course addition at DMDC;

          - an increase of $5.0 million in marketing expenses at certain CRDI projects and the Ritz Carlton condominium residence project; and

          - an increase of $0.6 million in other expense categories; partially offset by

          - a decrease of $6.4 million in CRDI cost of sales related to product mix in lots and units available for sale in 2004 versus 2003, primarily at the One Vendue project in Charleston, South Carolina which had sales in 2003, but none in 2004 as the project sold out in 2003, partially offset by the Old Greenwood project in Tahoe, California and the Horizon Pass project in Bachelor Gulch, Colorado which had sales in 2004, but none in the nine months ended September 30, 2003 as the projects were not available for sale.

OTHER INCOME/EXPENSE

     Total other expenses increased $59.4 million, or 25.7%, to $290.6 million for the nine months ended September 30, 2004, compared to $231.2 million for the nine months ended September 30, 2003. The primary components of the increase in total other expenses are discussed below.

     OTHER INCOME

     Other income decreased $17.3 million, or 54.6%, to $14.4 million for the nine months ended September 30, 2004, as compared to $31.7 million for the nine months ended September 30, 2003. The primary components of the decrease in other income are discussed below.

     - Equity in net income of unconsolidated companies decreased $17.1 million, or 116.3%, to a $2.4 million loss, primarily due to:

          - a decrease of $10.1 million equity in Office, Residential Development and Other net income, primarily due to net income recorded in 2003 for the Company's interests in the entities through which the Company held its interests in The Woodlands, which were sold in December 2003;

          - a decrease of $4.7 million in Temperature-Controlled Logistics Properties equity in net income primarily due to a decrease in rental revenues net of deferred rent and an increase in interest expense primarily attributable to the $254.4 million financing with Morgan Stanley Mortgage Capital, Inc. in February 2004; and

          - a decrease of $2.3 million in Resort/Hotel Properties equity in net income primarily due to net income recorded in 2003 for the Company's interest in the Ritz-Carlton Hotel Property which was sold in November 2003 and included a $1.1 million payment which the Company received from the operator of the Resort/Hotel Property pursuant to the terms of the operating agreement because the Property did not achieve the specified net operating income level.

     - Income from investment land sales, net decreased $4.4 million due to the gains on sales of three parcels of undeveloped investment land in Texas in 2003, offset by the gains on sales of three parcels of undeveloped investment land in Texas, in 2004.

     - Interest and other income increased $4.3 million primarily due to $2.2 million of interest on U.S. Treasury and government sponsored agency securities purchased in December 2003 and January 2004 related to debt defeasance, $0.9 million of dividends received on other marketable securities and a $0.8 million increase in interest on certain notes resulting from note amendments in December 2003.

     OTHER EXPENSES

     Other expenses increased $42.1 million, or 16.0%, to $305.0 million for the nine months ended September 30, 2004, as compared to $262.9 million for the nine months ended September 30, 2003. The primary components of the increase in other expenses are discussed below.

     - Depreciation expense increased $22.9 million, or 21.9%, to $127.7 million, primarily due to:

          - $18.1 million increase in Office Property depreciation expense, attributable to:

               - $12.3 million from the acquisitions of The Colonnade in August 2003 and the Hughes Center Properties in December 2003 though May 2004, the Dupont Centre in March 2004 and The Alhambra in August 2004; and

               - $5.8 million due to an increase in leasehold improvements, lease commissions, building improvements, and accelerated depreciation of leasehold improvements and lease commissions upon lease terminations;

          - $3.0 million increase in Residential Development Property depreciation expense; and

          - $2.3 million increase in Resort/Hotel Property depreciation expense.

     - Interest expense increased $7.7 million, or 6.0%, to $137.0 million, primarily due to:

          - $3.7 million increase from an increase of approximately $312 million in the weighted average debt balance, partially offset by a .58 percentage point decrease in the weighted average interest rate (from 7.19% to 6.61%) primarily due to the refinancing and new financings of fixed rate debt at lower interest rates and the termination of a $400 million cash flow hedge, which were replaced with $400 million of cash flow hedges resulting in a 3.1 percentage point reduction in strike prices (from 6.6% to 3.5%); and

          - $3.2 million increase related to the Fountain Place Office Property transaction.

     - Corporate general and administrative expense increased $3.8 million, or 20.1%, to $22.7 million primarily due to salary merit increases, cost increases of employee benefits, restricted stock compensation recorded in 2004 and Sarbanes-Oxley related costs.

     - Extinguishment of debt increased $3.1 million primarily due to the write off of deferred financing costs associated with the following:

          -    reduction of the Fleet Fund I and II Term Loan in January 2004;

          - the write off of deferred financing costs associated with reduction of the Bank of America Fund XII Term Loan funded by proceeds from the sale of Ptarmigan Place Office Property and adjacent land and the 12404 Park Central Office Property; and

          - the write off of deferred financing costs associated with the payoff of the $220.0 million Deutsche Bank-CMBS Loan in June 2004 funded with proceeds from the Fountain Place Office Property transaction and a draw on the credit facility.

     - Impairment charges increased $2.9 million primarily due to the $4.1 million impairment related to the demolition of the old clubhouse at the Sonoma Club in the third quarter 2004 in order to construct a new clubhouse, partially offset by a $1.2 million impairment of the North Dallas Athletic Club in the first quarter 2003.

     - Amortization of deferred financing costs increased $2.5 million, or 32.5%, to $10.2 million primarily due to the addition of deferred financing costs related to debt restructuring and refinancing associated with the $275.0 million secured loan with Bank of America and Deutsche Bank in January 2004.

DISCONTINUED OPERATIONS

     Income from discontinued operations on assets sold and held for sale increased $9.8 million, or 114.0%, to income of $1.3 million, primarily due to:

     - an increase of $12.8 million, net of minority interests, due to the impairment of the 1800 West Loop South Office Property in 2003; and

     - an increase of $3.5 million, net of minority interests, impairments recorded in 2003 on the behavioral healthcare properties; partially offset by

     - a decrease of $2.4 million, net of minority interests, due to the impairment of three Office Properties in 2004;

     - a decrease of $1.9 million, net of minority interests, due to the reduction of net income associated with properties held for sale in 2004 compared to 2003; and

     - a decrease of $2.0 million, net of minority interests, due to an aggregate loss on six Office Properties sold in 2004.

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                          FOR THE NINE MONTHS
(in millions)                                           ENDED SEPTEMBER 30, 2004
                                                        ------------------------
Cash provided by Operating Activities                         $    75.3
Cash used in Investing Activities                                (221.9)
Cash provided by Financing Activities                             133.1
                                                              ---------
Decrease in Cash and Cash Equivalents                         $   (13.5)
Cash and Cash Equivalents, Beginning of Period                     78.0
                                                              ---------
Cash and Cash Equivalents, End of Period                      $    64.5
                                                              =========

OPERATING ACTIVITIES

     The Company's cash provided by operating activities of $75.3 million is attributable to Property operations.

INVESTING ACTIVITIES

     The Company's cash used in investing activities of $221.9 million is primarily attributable to:

     - $195.8 million purchase of U.S. Treasuries and government sponsored agency securities in connection with the defeasance of LaSalle Note II and other securities;

     - $193.3 million for the acquisition of investment properties, primarily due to the acquisition of Hughes Center, the Dupont Centre and The Alhambra Office Properties;

     - $68.1 million for revenue and non-revenue enhancing tenant improvement and leasing costs for Office Properties;

     - $31.3 million for property improvements for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties, renovations at Sonoma Mission Inn and Ventana Inn, and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

     - $28.3 million for development of amenities at the Residential Development Properties;

     - $10.1 million of additional investment in unconsolidated Office Properties primarily due to a $9.6 million contribution to Main Street Partners L.P.;

     -    $3.8 million for development of investment properties;

     - $2.6 million of additional investment in unconsolidated Other companies;

     -    $2.4 million of additional investment in unconsolidated
          Temperature-Controlled Logistics Properties; and

     - $1.0 million of additional investment in unconsolidated Residential Development Properties.

     The cash used in investing activities is partially offset by:

     - $113.9 million of proceeds from property sales, primarily due to the sale of the 1800 West Loop South, Liberty Plaza, Ptarmigan Place, Addison Tower, 5050 Quorum and 12404 Park Central Office Properties;

     - $92.3 million decrease in restricted cash, due primarily to decreased escrow deposits for the purchase of the Hughes Center Office Properties in January and February 2004;

     - $90.8 million from return of investment in Temperature-Controlled Logistics Properties due primarily to the $254.4 million of additional financing at the Temperature-Controlled Logistics Corporation;

     -    $8.8 million of proceeds from defeasance investment maturities;

     -    $4.8 million decrease in notes receivable;

     - $2.3 million from return of investment in unconsolidated Office Properties; and

     - $1.3 million from return of investment in unconsolidated Resort/Hotel Properties.

FINANCING ACTIVITIES

     The Company's cash provided by financing activities of $133.1 million is primarily attributable to:

     - $454.6 million of proceeds from other borrowings, primarily as a result of the Bank of America Fund XII Term Loan secured by the Fund XII Properties, the Lehman Capital Note secured by the Fountain Place Office Property, the Metropolitan Life Note VII secured by the Dupont Centre Office Property, and the new JP Morgan Chase Notes secured by certain Hughes Center Properties;

     - $440.0 million of proceeds from borrowings under the Company's credit facility;

     - $79.9 million of proceeds from the Fountain Place Office Property transaction;

     - $77.7 million of proceeds from borrowings for construction costs for infrastructure development at the Residential Development Properties;

     -    $71.0 million of net proceeds from issuance of Series A Preferred
          Shares;

     -    $2.1 million of capital contributions from joint venture partners; and

     -    $0.4 million of net proceeds from the exercise of share options.

     The cash provided by financing activities is partially offset by:

     - $386.6 million of payments under other borrowings, due primarily to the pay off of the Deutsche Bank-CMBS Loan, the pay down of the Fleet Fund I Term Loan and the pay down of the Bank of America Fund XII Term Loan;

     -    $371.5 million of payments under the Company's credit facility;

     - $131.7 million of distributions to common shareholders and unitholders;

     -    $62.5 million of Residential Development Property note payments;

     -    $24.0 million of distributions to preferred shareholders;

     - $8.2 million of debt financing costs primarily associated with the $275 million Bank of America Fund XII Term Loan and the Lehman Capital Note;

     -    $6.3 million of capital distributions to joint venture partners; and

     -    $1.8 million of amortization of debt premiums.

LIQUIDITY REQUIREMENTS

DEBT FINANCING SUMMARY

     The following tables show summary information about the Company's debt, including its share of unconsolidated debt as of September 30, 2004. Additional information about the significant terms of the Company's debt financing arrangements and its unconsolidated debt is contained in Note 9, "Notes Payable and Borrowings under Credit Facility" and Note 8, "Investments in Unconsolidated Companies," of Item 1, "Financial Statements."

                                              AS OF SEPTEMBER 30, 2004
                            ------------------------------------------------------
                                                      SHARE OF
                                TOTAL              UNCONSOLIDATED
(in thousands)              COMPANY DEBT               DEBT               TOTAL
                            ------------           --------------       ----------
Fixed Rate Debt             $ 1,823,238            $  315,652           $2,138,890
Variable Rate Debt            1,032,653               156,816            1,189,469
                            -----------            ----------           ----------
Total Debt                  $ 2,855,891            $  472,468           $3,328,359
                            ===========            ==========           ==========

                  Listed below are the aggregate principal payments by year required as of September 30, 2004. Scheduled principal installments and amounts due at maturity are included.

                                                   UNSECURED
                                                     DEBT               TOTAL            SHARE OF
                     SECURED       UNSECURED        LINE OF            COMPANY        UNCONSOLIDATED
(in thousands)        DEBT           DEBT           CREDIT              DEBT               DEBT            TOTAL(1)
- --------------    ------------     ---------     --------------     --------------    --------------     ----------
2004              $     21,274     $       -     $            -     $       21,274    $       58,163     $   79,437
2005                   422,277             -            307,500            729,777             8,517        738,294
2006                   460,288             -                  -            460,288            25,300        485,588
2007                   112,193       250,000                  -            362,193            48,169        410,362
2008                    47,321             -                  -             47,321            44,841         92,162
Thereafter             860,038       375,000                  -          1,235,038           287,478      1,522,516
                  ------------     ---------     --------------     --------------    --------------     ----------
                  $  1,923,391     $ 625,000     $      307,500     $    2,855,891    $      472,468     $3,328,359
                  ============     =========     ==============     ==============    ==============     ==========

- ------------------------
(1) Based on contractual maturity and does not include extension option on Bank of America Fund XII term loan or expected early payment of LaSalle Note I, JP Morgan Mortgage Note, or the Nomura Funding VI Note.

OFF-BALANCE SHEET ARRANGEMENTS - GUARANTEE COMMITMENTS

     The FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requiring a guarantor to disclose its guarantees. The Company's guarantees in place as of September 30, 2004 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require the Company to provide additional collateral to support the guarantees. The Company has recorded a liability, in an amount not significant to its operations, for guarantees entered into following the adoption of FIN 45.

                                                                           GUARANTEED
                                                                             AMOUNT           MAXIMUM
                                                                         OUTSTANDING AT     GUARANTEED
DEBTOR                                                                 SEPTEMBER 30, 2004     AMOUNT
                                                                       ------------------   ----------
                                                                                (in thousands)
CRDI - Eagle Ranch Metropolitan District - Letter of Credit (1)           $   7,583          $ 7,583
Blue River Land Company, L.L.C.(2) (3)                                        1,963            6,300
Main Street Partners, L.P. - Letter of Credit (2) (4)                         4,250            4,250
Sovereign Bank  (5)                                                           3,654            3,654
                                                                          ---------          -------
Total Guarantees                                                          $  17,450          $21,787
                                                                          =========          =======

- ------------------

(1) The Company provides a $7.6 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2) See Note 8, "Investments in Unconsolidated Companies," for a description of the terms of this debt.

(3) A fully consolidated entity of CRDI, of which CRDI owns 88.3%, provides a guarantee of 70% of the outstanding balance of up to a $9.0 million loan to Blue River Land Company, L.L.C. There was approximately $2.8 million outstanding at September 30, 2004 and the amount guaranteed was $2.0 million.

(4) The Company and its joint venture partner each provide separate Letters of Credit to guarantee repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

(5) The Company provided guarantees for the repayment of up to $3.7 million of loans from Sovereign Bank in the event a final certificate of occupancy is not obtained for timeshare units sold at a residential development project at an entity which is consolidated into CRDI. The loans guaranteed represent third-party financing obtained by buyers of the units.

OTHER COMMITMENTS AND CONTINGENCIES

     See "Recent Developments" in this Item 2, for information on the Company's $79.9 million contingent obligation related to the Fountain Place Office Property transaction.

     The Company has a contingent obligation of approximately $1.0 million related to a construction warranty matter. The Company believes it is probable that a significant amount would be recovered through reimbursements from third parties.

CAPITAL EXPENDITURES

     As of September 30, 2004, the Company had unfunded capital expenditures of approximately $26.1 million relating to capital investments that are not in the ordinary course of operations of the Company's business segments. The table below specifies the Company's requirements for capital expenditures and its amounts funded as of September 30, 2004, and amounts remaining to be funded (future fundings classified between short-term and long-term capital requirements):

(in millions)

                                                                                                         CAPITAL EXPENDITURES
                                                                      AMOUNT                         -----------------------------
                                                        TOTAL      FUNDED AS OF       AMOUNT         SHORT-TERM
                                                       PROJECT     SEPTEMBER 30,      REMAINING       (NEXT 12       LONG-TERM
                     PROJECT                           COST(1)        2004            TO FUND         MONTHS)(2)   (12+ MONTHS)(2)
- -------------------------------------------------      -------     -------------      ---------      -----------   ---------------
OFFICE SEGMENT
     Acquired Properties (3)                           $  2.9         $ 2.7           $  0.2          $ 0.2            $   -
     Houston Center Shops Redevelopment (4)              11.6          10.9              0.7            0.7                -

RESIDENTIAL DEVELOPMENT SEGMENT
     Tahoe Mountain Club(5)                              54.3          50.6              3.7            3.7                -

RESORT/HOTEL SEGMENT
      Canyon Ranch - Tucson Land -
                Construction Loan (6)                     2.4           1.0              1.4            1.2              0.2

OTHER
      SunTx (7)                                          19.0          14.3              4.7            1.7              3.0
      Purchase of AmeriCold Logistics (formerly
               "Crescent Spinco") (8)                    15.4             -             15.4            15.4               -
                                                       ------         -----           ------          ------           -----
TOTAL                                                  $105.6         $79.5           $ 26.1          $ 22.9           $ 3.2
                                                       ======         =====           ======          ======           =====

- ----------------------------

(1)  All amounts are approximate.

(2) Reflects the Company's estimate of the breakdown between short-term and long-term capital expenditures.

(3) The capital expenditures reflect the Company's ownership percentage of 30% for Five Post Oak Park Office Property.

(4)  Located within the Houston Center Office Property complex.

(5) As of September 30, 2004, the Company had invested $50.6 million in Tahoe Mountain Club, which includes the acquisition of land and development of a golf course and retail amenities. During 2004, the Company is developing a swim and fitness facility, clubhouse, and completing the golf course.

(6) The Company has a $2.4 million construction loan with the purchaser of the land, which will be secured by nine developed lots and a $0.4 million letter of credit.

(7) This commitment is related to the Company's investment in a private equity fund and its general partner. The commitment is based on cash contributions and distributions and does not consider equity gains or losses.

(8) On November 4, 2004 COPI sold its interests in AmeriCold Logistics and paid off the $15.4 million, inclusive of accrued interest, loan to Bank of America. As a result, the Company has no further capital expenditure requirements with respect to the COPI bankruptcy.

     In April 2004, the Company entered into agreements with Ritz-Carlton Hotel Company, L.L.C. to develop the first Ritz-Carlton hotel and condominium project in Dallas, Texas with development to commence upon reaching an acceptable level of pre-sales for the residences. The development plans include a Ritz-Carlton with approximately 216 hotel rooms and 70 residences. Construction on the development is anticipated to begin in the second quarter of 2005.

LIQUIDITY OUTLOOK

     The Company expects to fund its short-term capital requirements of approximately $22.9 million through a combination of net cash flow from operations and borrowings under the Company's credit facility or additional debt facilities. As of September 30, 2004, the Company had maturing debt obligations of $610.6 million through September 30, 2005, consisting primarily of its credit facility, Fleet Fund I Term Loan and the Lehman Capital Note. The Company plans to refinance the credit facility and the Fleet Fund I Term Loan in 2004. The Lehman Capital Note is also expected to be refinanced. The remaining maturities consist primarily of normal principal amortization and will be met with cash flow from operations. In addition, $26.0 million of debt relating to the Residential Developments is maturing within the next 12 months and will be retired with the sales of the corresponding land or units or will be refinanced.

     The Company expects to meet its other short-term liquidity requirements, consisting of normal recurring operating expenses, principal and interest payment requirements, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (such as property improvements, tenant improvements and leasing costs), and distributions to shareholders and unitholders, primarily through cash flow provided by operating activities. The Company expects to fund the remainder of these short-term liquidity requirements with borrowings under the

Company's credit facility, return of capital from Residential Development Properties, proceeds from the sale of non-core investments, other business initiatives or the joint venture of Properties, and borrowings under additional debt facilities.

     The Company's long-term liquidity requirements as of September 30, 2004 consist primarily of $2.2 billion of debt maturing after September 30, 2005. The Company also has $3.2 million of long-term capital expenditures requirements. The Company anticipates meeting these long-term maturity obligations primarily through refinancing maturing debt with long-term secured and unsecured debt and through other debt and equity financing alternatives as well as cash proceeds received from the sale or joint venture of Properties.

     Debt and equity financing alternatives currently available to the Company to satisfy its liquidity requirements and commitments for material capital expenditures include:

     - Additional proceeds from the Company's Credit Facility under which the Company had up to $83.9 million of borrowing capacity available as of September 30, 2004;

     - Additional proceeds from the refinancing of existing secured and unsecured debt;

     -   Additional debt secured by existing underleveraged properties;

     -   Issuance of additional unsecured debt; and

     - Equity offerings including preferred and/or convertible securities or joint ventures of existing properties.

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

     The Company's portion of unconsolidated debt maturing through September 2005 is $64.5 million. The Company's portion of unconsolidated debt maturing after September 2005 is $408.0 million. Unconsolidated debt is the liability of the unconsolidated entity, is typically secured by that entity's property, and is non-recourse to the Company except where a guarantee exists.

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

SHARE REPURCHASE PROGRAM

     The Company commenced its Share Repurchase Program in March 2000. On October 15, 2001, the Company's Board of Trust Managers increased from $500.0 million to $800.0 million the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions (the "Share Repurchase Program"). There were no share repurchases under the program for the year ended December 31, 2003 or the nine months ended September 30, 2004. As of September 30, 2004, the Company had repurchased 20,256,423 common shares under the Share Repurchase Program, at an aggregate cost of approximately $386.9 million, resulting in an average repurchase price of $19.10 per common share. All repurchased shares were recorded as treasury shares.

DEBT FINANCING ARRANGEMENTS

     The significant terms of the Company's primary debt financing arrangements existing as of September 30, 2004, are shown below:

                                                                                    BALANCE          INTEREST
                                                                                 OUTSTANDING AT      RATE AT
                                                                 MAXIMUM         SEPTEMBER 30,    SEPTEMBER 30,    MATURITY
                 DESCRIPTION (1)                                BORROWINGS          2004              2004           DATE
- ------------------------------------------------------------   -----------       --------------   -------------   ----------
                                                                               (dollars in thousands)
SECURED FIXED RATE DEBT:
     AEGON Partnership Note (Greenway Plaza)                   $   256,017      $  256,017           7.53%        July 2009
     LaSalle Note I (Fund I)                                       232,673         232,673           7.83         August 2027
     JP Morgan Mortgage Note (Houston Center)                      187,922         187,922           8.31         October 2016
     LaSalle Note II (Fund II Defeasance) (2)                      158,030         158,030           7.79         March 2006
     Cigna Note (707 17th Street/Denver Marriott)                   70,000          70,000           5.22         June 2010
     Bank of America Note (Colonnade)                               38,000          38,000           5.53         May 2013
     Mass Mutual Note (3800 Hughes) (3)                             37,315          37,315           7.75         August 2006
     Metropolitan Life Note V (Datran Center)                       37,006          37,006           8.49         December 2005
     Metropolitan Life Note VII (Dupont Centre)                     35,500          35,500           4.31         May 2011
     Northwestern Life Note (301 Congress)                          26,000          26,000           4.94         November 2008
     Allstate Note (3993 Hughes) (3)                                25,687          25,687           6.65         September 2010
     JP Morgan Chase (3773 Hughes)                                  24,755          24,755           4.98         September 2011
     Metropolitan Life Note VI (3960 Hughes)(3)                     24,142          24,142           7.71         October 2009
     JP Morgan Chase I (3753/3763 Hughes)                           14,350          14,350           4.98         September 2011
     Northwestern Life II (3980 Hughes)(3)                          10,310          10,310           7.40         July 2007
     Woodmen of the World Note (Avallon IV)                          8,500           8,500           8.20         April 2009
     Nomura Funding VI Note (Canyon Ranch - Lenox)                   7,709           7,709          10.07         July 2020
     Construction, Acquisition and other obligations
        for various CRDI and Mira Vista projects                     4,322           4,322       2.90 to 10.50    Nov 04 to Feb 09
                                                               -----------     -----------       -------------
             Subtotal/Weighted Average                         $ 1,198,238     $ 1,198,238           7.35%
                                                               -----------     -----------       -------------

UNSECURED FIXED RATE DEBT:

     The 2009 Notes                                            $   375,000     $   375,000           9.25%        April 2009
     The 2007 Notes                                                250,000         250,000           7.50         September 2007
                                                               -----------     ------------      -------------
             Subtotal/Weighted Average                         $   625,000     $   625,000           8.55%
                                                               -----------     ------------      -------------

SECURED VARIABLE RATE DEBT:

     Bank of America Fund XII Term Loan (Fund XII) (4)         $   226,035     $   226,035           3.93%        January 2006
     Fleet Fund I Term Loan (Fund I)                               160,000         160,000           5.15         May 2005
     Lehman Capital Note (Fountain Place)                           90,000          90,000           3.26         March 2005
     Fleet Term Loan (Distributions from Fund III, IV and V)        75,000          75,000           6.21         February 2007
     Wachovia Securities (Alhambra)(5)                              45,000          45,000           4.51         November 2005
     National Bank of Arizona (Desert Mountain)                     35,580          31,041       4.75 to 5.75     Nov 04 to Dec 05
     FHI Finance Loan (Sonoma Mission Inn)                          10,000          10,000           6.17         September 2009
     Texas Capital Bank (Land)                                      10,500           7,977           4.09         July 2006
     The Rouse Company (Hughes Center undeveloped land)              7,500           7,500           5.75         December 2005
     Wells Fargo Bank (3770 Hughes)                                  4,774           4,774           3.88         November 2004
     Construction, Acquisition and other obligations
        for various CRDI and Mira Vista projects                   180,248          67,826       3.87 to 5.75     Oct 04 to Sep 08
                                                               -----------     ------------      -------------
             Subtotal/Weighted Average                         $   844,637     $   725,153           4.53%
                                                               -----------     ------------      -------------
UNSECURED VARIABLE RATE DEBT:
     Credit Facility                                           $   399,000     $   307,500(6)        3.82%        May 2005
                                                               -----------     ------------      -------------
             Subtotal/Weighted Average                         $   399,000     $   307,500           3.82%
                                                               -----------     ------------      -------------
             TOTAL/WEIGHTED AVERAGE                            $ 3,066,875     $ 2,855,891           6.52%(7)
                                                               ===========     ===========       =============
AVERAGE REMAINING TERM                                                                                            4.8 years

- ------------------------

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

(3) Includes a portion of total premiums of $7.1 million reflecting market value of debt acquired with purchase of Hughes Center portfolio.

(4)  This loan has one one-year extension option.

(5) This includes two notes from Wachovia Securities. The notes are due November 2004, and bear interest at the LIBOR rate plus a spread of (i)
     100.5 basis points for the $31 million Wachovia note (at September 30, 2004, the interest rate was 2.765%), and (ii) 661.0 basis points for the $14 million Wachovia note (at September 30, 2004, the interest rate was 8.37%). Both notes are secured by The Alhambra Office Property. The blended rate at September 30, 2004 for the two notes was 4.51%. In October 2004, the Company refinanced this loan with a $50 million loan from Morgan Stanley for a 7-year interest only term at a fixed rate of 5.06%.

(6) The outstanding balance excludes letters of credit issued under the credit facility of $7.6 million.

(7) The overall weighted average interest rate does not include the effect of the Company's cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 6.78%.

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

     The Company's debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the nine months ended September 30, 2004, there were no circumstances that required prepayment penalties or increased collateral related to the Company's existing debt.

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

DEFEASANCE OF LASALLE NOTE II

     In January 2004, the Company released the remaining properties in Funding II by reducing the Fleet Fund I and II Term Loan by $104.2 million and purchasing an additional $170.0 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 1.76%. The Company placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the remainder of the LaSalle
Note II. The cash flow from the securities is structured to match the cash flow (principal and interest payments) required under the LaSalle Note II. The retirement of the Fleet loan and the purchase of the defeasance securities were funded through the $275 million Bank of America Fund XII Term Loan. The collateral for the Bank of America loan was 10 of the 11 properties previously in the Funding II collateral pool. The Bank of America loan is structured to allow the Company the flexibility to sell, joint venture or long-term finance these 10 assets over the next 36 months. The final Funding II property, Liberty Plaza, was moved to the Operating Partnership and subsequently sold in April 2004.

UNCONSOLIDATED DEBT ARRANGEMENTS

     As of September 30, 2004, the total debt of the unconsolidated joint ventures and equity investments in which the Company has ownership interests was $1.3 billion, of which the Company's share was $472.5 million. The Company had guaranteed $6.2 million of this debt as of September 30, 2004. Additional information relating to the Company's unconsolidated debt financing arrangements is contained in Note 8, "Investments in Unconsolidated Companies," of Item 1, "Financial Statements."

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. As of September 30, 2004, the Company had three cash flow hedge agreements which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

     The following table shows information regarding the Company's interest rate swaps designated as cash flow hedge agreements during the nine months ended September 30, 2004, and additional interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income ("OCI").

                                                                                                                  CHANGE IN
                         NOTIONAL             MATURITY       REFERENCE     FAIR MARKET   ADDITIONAL INTEREST  UNREALIZED GAINS
   EFFECTIVE DATE         AMOUNT                DATE           RATE           VALUE            EXPENSE        (LOSSES) IN OCI
   --------------         ------                ----           ----           -----            -------        ---------------
  (in thousands)
      4/18/00            $ 100,000            4/18/04          6.76%        $      -            $ 1,712           $ 1,695
      2/15/03              100,000            2/15/06          3.26%            (931)             1,531             1,415
      2/15/03              100,000            2/15/06          3.25%            (927)             1,529             1,413
      9/02/03              200,000            9/01/06          3.72%          (3,475)             3,786             3,122
                                                                            --------            -------           -------
                                                                            $ (5,333)           $ 8,558           $ 7,645
                                                                            ========            =======           =======

     In addition, two of the Company's unconsolidated companies have cash flow hedge agreements of which the Company's portion of change in unrealized gains reflected in OCI was approximately $0.6 million for the nine months ended September 30, 2004.

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

                           UNCONSOLIDATED INVESTMENTS

INVESTMENTS IN UNCONSOLIDATED COMPANIES

     The following is a summary of the Company's ownership in significant unconsolidated joint ventures and investments as of September 30, 2004.

                                                                                                            COMPANY'S OWNERSHIP
                       ENTITY                                             CLASSIFICATION                  AS OF SEPTEMBER 30, 2004
- ----------------------------------------------------          --------------------------------------      ------------------------
Main Street Partners, L.P.                                    Office (Bank One Center-Dallas)                     50.0% (1)
Crescent Miami Center, L.L.C.                                 Office (Miami Center - Miami)                       40.0% (2)
Crescent Five Post Oak Park L.P.                              Office (Five Post Oak - Houston)                    30.0% (3)
Crescent One BriarLake Plaza, L.P.                            Office (BriarLake Plaza - Houston)                  30.0% (4)
Crescent 5 Houston Center, L.P.                               Office (5 Houston Center-Houston)                   25.0% (5)
Austin PT BK One Tower Office Limited Partnership             Office (Bank One Tower-Austin)                      20.0% (6)
Houston PT Three Westlake Office Limited Partnership          Office (Three Westlake Park - Houston)              20.0% (6)
Houston PT Four Westlake Office Limited Partnership           Office (Four Westlake Park-Houston)                 20.0% (6)
Vornado Crescent Carthage and KC Quarry, L.L.C.               Temperature-Controlled Logistics                    56.0% (7)
Vornado Crescent Portland Partnership                         Temperature-Controlled Logistics                    40.0% (8)
Blue River Land Company, L.L.C.                               Other                                               50.0% (9)
Canyon Ranch Las Vegas, L.L.C.                                Other                                               50.0% (10)
EW Deer Valley, L.L.C.                                        Other                                               41.7% (11)
CR License, L.L.C.                                            Other                                               30.0% (12)
CR License II, L.L.C.                                         Other                                               30.0% (13)
SunTx Fulcrum Fund, L.P.                                      Other                                               23.5% (14)
SunTx Capital Partners, L.P.                                  Other                                               14.4% (15)
G2 Opportunity Fund, L.P. ("G2")                              Other                                               12.5% (16)

- --------------------

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

TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

      As of September 30, AmeriCold Logistics, LLC was owned 60% by Vornado Operating L.P. and 40% by a subsidiary of Crescent Operating, Inc. ("COPI"). As sole lessee of the Temperature-Controlled Logistics Properties, AmeriCold Logistics leases the Temperature-Controlled Logistics Properties from the Temperature-Controlled Logistics Corporation under three triple-net master leases, as amended. The Company has an indirect 40% ownership interest in the Temperature-Controlled Logistics Corporation. The Company has no interest in COPI or AmeriCold Logistics. On March 2, 2004, the Temperature-Controlled Logistics Corporation and AmeriCold Logistics amended the leases to further extend the deferred rent period to December 31, 2005, from December 31, 2004. The parties previously extended the deferred rent period to December 31, 2004 from December 31, 2003, on March 7, 2003.

     Under terms of the leases, AmeriCold Logistics elected to defer $40.0 million of the total $120.4 million of rent payable for the nine months ended September 30, 2004. The Company's share of the deferred rent was $16.0 million. The Company recognizes rental income from the Temperature-Controlled Logistics Properties when earned and collected and has not recognized the $16.0 million of deferred rent in equity in net income of the Temperature-Controlled Logistics Properties for the nine months ended September 30, 2004. As of September 30, 2004, the Temperature-Controlled Logistics Corporation's deferred rent and valuation allowance from AmeriCold Logistics were $122.4 million and $114.4 million, respectively, of which the Company's portions were $49.0 million and $45.8 million, respectively.

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

      See "Recent Developments," for information regarding the purchase by the Temperature-Controlled Logistics Corporation of all the ownership interests in AmeriCold Logistics, the termination of the three triple-net master leases, and the agreement to sell an interest in the Temperature-Controlled Logistics Corporation to the Yucaipa Companies.

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

     The Company believes that the most significant accounting policies that involve the use estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates are the following:

     -   Impairments,

     -   Acquisition of operating properties,

     - Relative sales method and percentage of completion (Residential Development entities),

     -   Gain recognition on sale of real estate assets,

     -   Consolidation of variable interest entities, and

     -   Allowance for doubtful accounts.

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

     The adoption of FIN 46R did not have a material impact to the Company's financial condition or results of operations. Due to the adoption of this Interpretation and management's assumptions in application of the guidelines stated in the Interpretation, the Company has consolidated GDW LLC, a subsidiary of DMDC, as of December 31, 2003 and Elijah Fulcrum Fund Partners, L.P. ("Elijah") as of January 1, 2004. Elijah is a limited partnership whose purpose is to invest in the SunTx Fulcrum Fund, L.P. SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of acquisitions that offer the potential for substantial capital appreciation. While it was determined that one of the Company's unconsolidated joint ventures, Main Street Partners, L.P., and its investments in Canyon Ranch Las Vegas, L.L.C., CR License, L.L.C. and CR License II, L.L.C. ("Canyon Ranch Entities") are VIEs under FIN 46R, the Company is not the primary beneficiary and is not required to consolidate these entities under other GAAP. The Company's maximum exposure to loss is limited to its equity investment of approximately $57.7 million in Main Street Partners, L.P. and $5.1 million in the Canyon Ranch Entities at September 30, 2004.

     During 2004, the Company entered into three separate exchange agreements with a third party intermediary. The first exchange agreement included two parcels of undeveloped land, the second exchange agreement included the 3930 Hughes Parkway Office Property, and the third exchange agreement included The Alhambra Office Property. The agreements were for a maximum term of 180 days and allow the Company to pursue favorable tax treatment on other properties sold by the Company within this period. During the 180-day periods, which ended or will end on August 28, 2004, November 6, 2004, and February 2, 2005, respectively, the third party intermediary is the legal owner of the properties, although the Company controls the properties, retains all of the economic benefits and risks associated with these properties and indemnifies the third party intermediary and, therefore, the Company fully consolidates these properties. The Company took or will take legal ownership of the properties no later than on the expiration of the 180-day period.

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

ADOPTION OF NEW ACCOUNTING STANDARD

     EITF 03-1. At the March 17-18, 2004 meeting, consensus was reached by the FASB Emerging Issues Task Force on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Consensus applies to investments in debt and equity securities within the scope of SFAS Nos. 115, "Accounting for Certain Investments in Debt and Equity Securities," and 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." It also applies to investments in equity securities that are both outside SFAS No. 115's scope and not accounted for under the equity method. The Task Force reached a consensus that certain quantitative and qualitative disclosures should be required for securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The new impairment guidance creates a model that calls for many judgments and additional evidence gathering in determining whether or not securities are other-than-temporarily impaired and lists some of these impairment indicators. The impairment accounting guidance is effective for periods beginning after June 15, 2004 and the disclosure requirements for annual reporting periods are effective for periods ending after June 15, 2004. The Company adopted EITF 03-1 effective July 1, 2004 and it had no impact on the Company's financial condition or its results of operations.

                             FUNDS FROM OPERATIONS

     FFO, as used in this document, means:

     -   Net Income (Loss) - determined in accordance with GAAP;

     - excluding gains (or losses) from sales of depreciable operating property;

     -   excluding extraordinary items (as defined by GAAP);

     -   plus depreciation and amortization of real estate assets; and

     -   after adjustments for unconsolidated partnerships and joint ventures.

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

     The aggregate cash distributions paid to common shareholders and unitholders for the nine months ended September 30, 2004 and 2003 were $131.7 million and $131.6 million, respectively. The Company reported FFO available to common shareholders before impairments charges related to real estate assets - diluted of $89.9 million and $121.3 million, for the nine months ended September 30, 2004 and 2003, respectively. The Company reported FFO available to common shareholders after impairments charges related to real estate assets - diluted of $84.2 million and $100.9 million, for the nine months ended September 30, 2004 and 2003, respectively.

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

                CONSOLIDATED STATEMENTS OF FUNDS FROM OPERATIONS
                                 (in thousands)

                                                                             FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                                             -------------------------------------------------------
                                                                                 2004          2003        2004          2003
                                                                             ----------     ---------    ----------   -----------
Net (loss) income                                                            $ (10,673)     $   3,270    $ (30,982)   $  (8,963)
Adjustments to reconcile net (loss) income to
         funds from operations available to common shareholders - diluted:
Depreciation and amortization of real estate assets                             42,984         39,617      119,406      109,017
Loss on property sales, net                                                        193             14        2,683          719
Impairment charges related to real estate assets and assets
    held for sale                                                                2,847          2,356        5,699       20,374
Adjustment for investments in unconsolidated companies:
        Office Properties                                                        2,283         (1,613)       7,188        3,805
        Resort/Hotel Properties                                                      -            394            -        1,143
        Residential Development Properties                                      (2,150)             8       (2,099)         235
        Temperature-Controlled Logistics Properties                              5,768          5,147       17,348       16,143
        Other                                                                        -            260            -          178
Unitholder minority interest                                                    (1,912)           585       (5,548)      (1,605)
Series A Preferred Share distributions                                          (5,991)        (4,556)     (17,733)     (13,668)
Series B Preferred Share distributions                                          (2,019)        (2,019)      (6,057)      (6,057)
                                                                             ---------      ---------    ---------    ---------
Funds from operations available to common shareholders before
    impairment charges related to real estate assets - diluted(1)            $  31,330      $  43,463    $  89,905    $ 121,321
Impairment charges related to real estate assets                                (2,847)        (2,356)      (5,699)     (20,374)
                                                                             ---------      ---------    ---------    ---------
Funds from operations available to common shareholders after
    impairment charges related to real estate assets - diluted(1)            $  28,483      $  41,107    $  84,206    $ 100,947
                                                                             =========      =========    =========    =========

Investment Segments:
        Office Properties                                                    $  68,410      $  73,285    $ 211,708    $ 214,568
        Resort/Hotel Properties                                                 12,272         11,471       35,293       39,458
        Residential Development Properties                                       3,779          2,773       15,121       13,766
        Temperature-Controlled Logistics Properties                              4,862          4,198       12,834       16,294
Other:
        Corporate general and administrative                                    (9,023)        (7,356)     (22,734)     (18,968)
        Interest expense                                                       (46,571)       (43,074)    (137,008)    (129,380)
        Series A Preferred Share distributions                                  (5,991)        (4,556)     (17,733)     (13,668)
        Series B Preferred Share distributions                                  (2,019)        (2,019)      (6,057)      (6,057)
        Other(2)                                                                 5,611          8,741       (1,519)       5,308
                                                                             ---------      ---------    ---------    ---------
Funds from operations available to common shareholders before
  impairment charges related to real estate assets - diluted(1)              $  31,330      $  43,463    $  89,905    $ 121,321
  Impairment charges related to real estate assets                              (2,847)        (2,356)      (5,699)     (20,374)
                                                                             ---------      ---------    ---------    ---------
Funds from operations available to common shareholders after
  impairment charges related to real estate assets - diluted(1)              $  28,483      $  41,107    $  84,206    $ 100,947
                                                                             =========      =========    =========    =========

Basic weighted average shares                                                   99,024         99,172       99,013       99,186
Diluted weighted average shares and units(3)                                   116,864        116,929      116,913      116,941

- ---------------------------

(1) To calculate basic funds from operations exclude unitholder minority interest.

(2) Includes income from investment land sales, net, interest and other income, income/loss from other unconsolidated companies, other expenses, depreciation and amortization of non-real estate assets and amortization of deferred financing costs.

(3) See calculations for the amounts presented in the reconciliation following this table.

     The following schedule reconciles the Company's basic weighted average shares to the diluted weighted average shares/units presented above:

                                                               FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                              ---------------------------        -------------------------
(shares/units in thousands)                                     2004            2003              2004             2003
                                                              -------         -------            -------         -------
Basic weighted average shares:                                 99,024          99,172             99,013          99,186
Add:        Weighted average units                             17,728          17,747             17,730          17,749
            Restricted shares and share and unit options          112              10                170               6
                                                              -------         -------            -------         -------
Diluted weighted average shares and units                     116,864         116,929            116,913         116,941
                                                              ========        =======            =======         =======

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes in the Company's market risk occurred from December 31, 2003 through September 30, 2004. Information regarding the Company's market risk at December 31, 2003 is contained in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Exchange Act. Rules adopted by the SEC require that the Company present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report.

INTERNAL CONTROL OVER FINANCIAL REPORTING. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, and effected by the Company's employees, including management and the Company's Board of Trust Managers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes policies and procedures that:

     o pertain to the maintenance of records that accurately and fairly reflect the transactions and dispositions of the Company's assets in reasonable detail;

     o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are made only in accordance with the authorization procedures the Company has established; and

     o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of any of the Company's assets in circumstances that could have a material adverse effect on the Company's financial statements.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. Management, including the Company's Chief Executive Officer and Chief Financial Officer, do not expect that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. In designing and evaluating the Company's control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, that may affect the Company's operation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the Company's design will succeed in achieving its stated goals under all potential future conditions. Over time, the Company's current controls may become inadequate because of changes in conditions that cannot be anticipated at the present time, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES. As of September 30, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation of the Company's disclosure controls and procedures included a review of procedures and the Company's internal audit, as well as discussions with the Company's Disclosure Committee, and others in the Company, as appropriate. In the course of the evaluation, the Company sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The overall goals of these various evaluation activities are to monitor the Company's disclosure controls and procedures and to make modifications as necessary. The Company's intent in this regard is that the disclosure controls and procedures will be maintained as systems that change (including with improvements and corrections) as conditions warrant. Among other matters, the Company sought in this evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's internal control over financial reporting, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's internal control over financial reporting. The Company also sought to deal with other control matters in the evaluation, and in any case in which a problem was identified, management considered what revision, improvement and/or correction was necessary to be made in accordance with the Company's on-going procedures.

PERIODIC EVALUATION AND CONCLUSION OF DISCLOSURE CONTROLS AND PROCEDURES. As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of September 30, 2004.

SCOPE OF THE EVALUATION OF THE COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING. As with the Company's evaluation of its disclosure controls and procedures, the evaluation by the Company's Chief Executive Officer and Chief Financial Officer of the Company's internal control over financial reporting included a review, in conjunction with the Company's internal auditors and others in the Company's organization, of the Company's procedures relating to the reliability of the Company's financial reporting and preparation of the Company's financial statements in accordance with generally accepted accounting principles ("GAAP"). Among other matters, the Company sought in its evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in its internal control over financial reporting, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's internal control over financial reporting. This information is important both for the evaluation generally and because the
Section 302 certifications require that the Company's Chief Executive Officer and Chief Financial Officer disclose that information to the Audit Committee of the Board of Trust Managers and the Company's independent auditors and also require the Company to report on related matters in this section of the report on Form 10-Q. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the Company's ability to record, process, summarize and report financial data reliably, in accordance with GAAP, in the Company's external financial statements. A "material weakness" is defined in the auditing literature as a significant deficiency where the internal control does not reduce to a relatively low risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and would not be detected within a timely period by employees in the normal course of performing their assigned functions. In addition to evaluating the Company's internal control over financial reporting, the Company has devoted significant resources to documenting its internal control design and to testing the effectiveness of its internal control processes. In connection with this documentation and testing, the Company has made changes to improve the effectiveness of its internal controls over financial reporting, including changes in the underlying controls and its documentation of existing controls.

     Management identified and reported to the Audit Committee of the Company's Board of Trust Managers certain deficiencies in the operations of internal controls at entities in which the Company invests but which are managed by third parties, such as Crescent Resort Development, Inc. ("CRDI") and Ventana Inn & Spa. Management identified deficiencies at CRDI and Ventana Inn & Spa in the course of performing documentation and testing phases of the internal controls of these entities. These deficiencies included the lack of segregation of management and accounting responsibilities, lack of timely reconciliations and deficiencies in the design and operation of general computer controls and, in a number of cases, incomplete account analysis. Management does not believe that these deficiencies had an impact on the accuracy of the Company's financial statements. The Company and the management of CRDI and Ventana Inn & Spa are working together to correct these identified deficiencies through alternatives such as hiring additional accounting staff to mitigate the lack of segregation and enhance the account reconciliation and account analysis process.

     The Company is continuing its evaluation, documentation and testing of the Company's internal control over financial reporting so that management will be able to report on, and the Company's independent auditors will be able to attest to, the Company's internal control over financial reporting as of December 31, 2004, as required by applicable laws and regulations, and the Company will continue to remediate its internal controls to the extent that the Company's testing reveals inadequacies in its controls. Management believes that the Company has adequate internal control over financial reporting but cannot be certain that the identified deficiencies at CRDI or Ventana Inn & Spa will not result in a management assessment that there is a material weakness in its internal controls over financial reporting for these entities at the end of the year or, since there is no precedent available by which the Company can measure the adequacy of its control system in advance, that the Company or the Company's independent auditors will be able to complete all the required testing of controls to attest to the Company's assessment of these controls on a timely basis.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the period ended September 30, 2004, there was no change in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended September 30, 2004, the Company issued an aggregate of 18,916 common shares to holders of Operating Partnership units in exchange for 9,458 units. All of the common shares were issued on August 3, 2004. The issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company has registered the resale of such common shares under the Securities Act.

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

                                       CRESCENT REAL ESTATE EQUITIES COMPANY
                                                   (Registrant)

                                       By /s/   John C. Goff
                                          ------------------------------------
                                          John C. Goff
Date:  November 8, 2004                   Vice-Chairman of the Board and Chief
                                          Executive Officer

                                       By /s/   Jerry R. Crenshaw, Jr.
                                          ------------------------------------
                                          Jerry R. Crenshaw, Jr.
                                          Executive Vice President and Chief
Date:  November 8, 2004                   Financial Officer (Principal Financial
                                          and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER   DESCRIPTION OF EXHIBIT
  3.01    Restated Declaration of Trust of Crescent Real Estate Equities Company,
          as amended (filed as Exhibit No. 3.1 to the Registrant's Current
          Report on Form 8-K filed April 25, 2002 (the "April 2002 8-K") and incorporated herein by reference)

  3.02    Second Amended and Restated Bylaws of Crescent Real Estate Equities
          Company (filed as Exhibit No. 3.02 to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

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