Form 10-Q
period 2005-06-30
CRESCENT REAL ESTATE EQUITIES CO
filed 2005-08-05
CIK 918958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTER ENDED June 30, 2005
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
YES ☑            NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
YES ☑           NO ☐
Number of shares outstanding of each of the registrant’s classes of preferred and common shares, as of August 2, 2005:

Series A Convertible Cumulative Preferred Shares, par value $0.01 per share:	14,200,000
Series B Cumulative Redeemable Preferred Shares, par value $0.01 per share:	3,400,000
Common Shares, par value $0.01 per share:	100,927,416

CRESCENT REAL ESTATE EQUITIES COMPANY
FORM 10-Q

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2005	2004
ASSETS:
Investments in real estate:
Land	$186,528	$208,492
Land improvements, net of accumulated depreciation of $26,668 and $23,592 at June 30, 2005 and December 31, 2004, respectively	67,652	69,086
Buildings and improvements, net of accumulated depreciation of $444,764 and $424,698 at June 30, 2005 and December 31, 2004, respectively	1,784,947	1,867,232
Furniture, fixtures and equipment, net of accumulated depreciation of $36,902 and $48,304 at June 30, 2005 and December 31, 2004, respectively	28,980	49,576
Land held for investment or development	567,717	501,379
Properties held for disposition, net	12,908	45,254

Net investment in real estate	$2,648,732	$2,741,019

Cash and cash equivalents	$84,141	$92,291
Restricted cash and cash equivalents	57,086	93,739
Defeasance investments	283,283	175,853
Accounts receivable, net	50,864	60,004
Deferred rent receivable	66,060	58,190
Investments in unconsolidated companies	391,249	362,643
Notes receivable, net	164,522	102,173
Income tax asset-current and deferred, net	15,820	13,839
Other assets, net	311,256	338,013

Total assets	$4,073,013	$4,037,764

LIABILITIES:
Borrowings under Credit Facility	$177,000	$142,500
Notes payable	2,071,545	2,009,755
Junior subordinated notes	51,547	—
Accounts payable, accrued expenses and other liabilities	409,398	422,348

Total liabilities	$2,709,490	$2,574,603

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
Operating partnership, 11,591,389 and 10,535,139 units, at June 30, 2005 and December 31, 2004, respectively	$101,728	$113,572
Consolidated real estate partnerships	47,688	49,339

Total minority interests	$149,416	$162,911

SHAREHOLDERS’ EQUITY:
Preferred shares, $0.01 par value, authorized 100,000,000 shares:
Series A Convertible Cumulative Preferred Shares, liquidation preference of $25.00 per share, 14,200,000 shares issued and outstanding at June 30, 2005 and December 31, 2004	$319,166	$319,166
Series B Cumulative Preferred Shares, liquidation preference of $25.00 per share, 3,400,000 shares issued and outstanding at June 30, 2005 and December 31, 2004	81,923	81,923
Common shares, $0.01 par value, authorized 250,000,000 shares, 125,248,776 and 124,542,018 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	1,252	1,245
Additional paid-in capital	2,254,586	2,246,335
Deferred compensation on restricted shares	(1,707)	(2,233)
Accumulated deficit	(982,697)	(885,016)
Accumulated other comprehensive income (loss)	1,716	(1,022)

	$1,674,239	$1,760,398

Less — shares held in treasury, at cost, 25,120,917 and 25,121,861 common shares at June 30, 2005 and December 31, 2004, respectively	(460,132)	(460,148)

Total shareholders’ equity	$1,214,107	$1,300,250

Total liabilities and shareholders’ equity	$4,073,013	$4,037,764

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)
(unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
REVENUE:
Office Property	$95,458	$130,659	$187,020	$252,168
Resort Residential Development Property	85,838	55,591	140,313	103,279
Resort/Hotel Property	29,925	47,459	69,759	104,108

Total Property revenue	$211,221	$233,709	$397,092	$459,555

EXPENSE:
Office Property real estate taxes	$10,521	$16,650	$21,266	$33,640
Office Property operating expenses	37,337	43,351	73,490	84,822
Resort Residential Development Property expense	73,611	51,761	122,447	92,323
Resort/Hotel Property expense	23,723	41,309	55,458	86,868

Total Property expense	$145,192	$153,071	$272,661	$297,653

Income from Property Operations	$66,029	$80,638	$124,431	$161,902

OTHER INCOME (EXPENSE):
Income from investment land sales	$4,963	$949	$8,424	$949
Gain on joint venture of properties, net	1,008	—	1,540	—
Gain on property sales, net	180	—	180	—
Interest and other income	7,906	2,942	13,210	5,685
Corporate general and administrative	(11,063)	(6,794)	(21,392)	(13,711)
Interest expense	(36,078)	(45,429)	(69,358)	(90,437)
Amortization of deferred financing costs	(2,116)	(3,076)	(4,045)	(6,790)
Extinguishment of debt	(240)	(988)	(1,667)	(2,927)
Depreciation and amortization	(41,507)	(41,888)	(76,089)	(81,921)
Other expenses	(8)	(94)	(676)	(149)
Equity in net income (loss) of unconsolidated companies:
Office Properties	3,355	1,148	6,685	2,515
Resort Residential Development Properties	71	(393)	192	(307)
Resort/Hotel Properties	(645)	(18)	760	(247)
Temperature-Controlled Logistics Properties	(1,211)	(2,707)	(2,342)	(3,608)
Other	4,571	(515)	10,761	(581)

Total Other Income (Expense)	$(70,814)	$(96,863)	$(133,817)	$(191,529)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	$(4,785)	$(16,225)	$(9,386)	$(29,627)
Minority interests	(1,277)	1,910	(999)	3,786
Income tax benefit	329	5,358	1,545	6,868

LOSS BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$(5,733)	$(8,957)	$(8,840)	$(18,973)
Income from discontinued operations, net of minority interests	191	1,971	508	3,564
Impairment charges related to real estate assets from discontinued operations, net of minority interests	—	(424)	—	(2,418)
(Loss) gain on real estate from discontinued operations, net of minority interests	—	(2,073)	1,503	(2,120)
Cumulative effect of a change in accounting principle, net of minority interests	—	—	—	(363)

NET LOSS	$(5,542)	$(9,483)	$(6,829)	$(20,310)
Series A Preferred Share distributions	(5,991)	(5,991)	(11,981)	(11,742)
Series B Preferred Share distributions	(2,019)	(2,019)	(4,038)	(4,038)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS — BASIC	$(13,552)	$(17,493)	$(22,848)	$(36,090)

BASIC EARNINGS PER SHARE DATA:
Loss available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$(0.14)	$(0.18)	$(0.25)	$(0.36)
Income from discontinued operations, net of minority interests	—	0.02	—	0.04
Impairment charges related to real estate assets from discontinued operations, net of minority interests	—	—	—	(0.02)
(Loss) gain on real estate from discontinued operations, net of minority interests	—	(0.02)	0.02	(0.02)
Cumulative effect of a change in accounting principle, net of minority interests	—	—	—	—

Net loss available to common shareholders — basic	$(0.14)	$(0.18)	$(0.23)	$(0.36)

DILUTED EARNINGS PER SHARE DATA:
Loss available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$(0.14)	$(0.18)	$(0.25)	$(0.36)
Income from discontinued operations, net of minority interests	—	0.02	—	0.04
Impairment charges related to real estate assets from discontinued operations, net of minority interests	—	—	—	(0.02)
(Loss) gain on real estate from discontinued operations, net of minority interests	—	(0.02)	0.02	(0.02)
Cumulative effect of a change in accounting principle, net of minority interests	—	—	—	—

Net loss available to common shareholders — diluted	$(0.14)	$(0.18)	$(0.23)	$(0.36)

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

										Deferred		Accumulated
	Series A		Series B						Additional	Compensation		Other
	Preferred Shares		Preferred Shares		Treasury Shares		Common Shares		Paid-in	on Restricted	Accumulated	Comprehensive
	Shares	Net Value	Shares	Net Value	Shares	Net Value	Shares	Par Value	Capital	Shares	(Deficit)	Income	Total
SHAREHOLDERS’ EQUITY, December 31, 2004	14,200,000	$319,166	3,400,000	$81,923	25,121,861	$(460,148)	124,542,018	$1,245	$2,246,335	$(2,233)	$(885,016)	$(1,022)	$1,300,250

Issuance of Common Shares	—	—	—	—	—	—	188,358	2	3,075	—	—	—	3,077

Exercise of Common Share Options	—	—	—	—	—	—	28,400	—	412	—	—	—	412

Accretion of Discount on Employee Stock Option Notes	—	—	—	—	—	—	—	—	(126)	—	—	—	(126)

Issuance of Shares in Exchange for Operating Partnership Units	—	—	—	—	—	—	490,000	5	4,861	—	—	—	4,866

Reissuance of Treasury Shares	—	—	—	—	(944)	16	—	—	—	—	—	—	16

Stock Option Grants	—	—	—	—	—	—	—	—	29	—	—	—	29

Amortization of Deferred Compensation on Restricted Shares	—	—	—	—	—	—	—	—	—	526	—	—	526

Dividends Paid	—	—	—	—	—	—	—	—	—	—	(74,833)	—	(74,833)

Net Loss Available to Common Shareholders	—	—	—	—	—	—	—	—	—	—	(22,848)	—	(22,848)

Change in Unrealized Net Gain on Marketable Securities	—	—	—	—	—	—	—	—	—	—	—	(109)	(109)

Change in Unrealized Net Gain on Cash Flow Hedges	—	—	—	—	—	—	—	—	—	—	—	2,847	2,847

SHAREHOLDERS’ EQUITY, June 30, 2005	14,200,000	$319,166	3,400,000	$81,923	25,120,917	$(460,132)	125,248,776	$1,252	$2,254,586	$(1,707)	$(982,697)	$1,716	$1,214,107

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,829)	$(20,310)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	80,134	88,711
Extinguishment of debt	1,777	2,927
Resort Residential Development cost of sales	66,616	40,904
Resort Residential Development capital expenditures	(141,014)	(62,352)
Impairment charges related to real estate assets from discontinued operations, net of minority interests	—	2,418
(Gain) loss on real estate from discontinued operations, net of minority interests	(1,503)	2,120
Discontinued operations — depreciation and minority interests	294	2,586
Income from investment in land sales, net	(8,424)	(949)
Gain on joint venture of properties, net	(1,540)	—
Gain on property sales, net	(180)	—
Minority interests	999	(3,786)
Cumulative effect of a change in accounting principle, net of minority interests	—	363
Non-cash compensation	2,971	563
Equity in (earnings) loss from unconsolidated companies:
Office Properties	(6,685)	(2,515)
Ownership portion of Office Properties Management Fee	3,052	825
Resort Residential Development Properties	(192)	307
Resort/Hotel Properties	(760)	247
Temperature-Controlled Logistics Properties	2,342	3,608
Other	(10,761)	581
Distributions received from unconsolidated companies:
Office Properties	3,484	3,083
Resort Residential Development Properties	192	—
Resort/Hotel Properties	96	—
Temperature-Controlled Logistics Properties	—	1,822
Other	6,594	550
Change in assets and liabilities, net of consolidations, acquisitions and dispositions:
Restricted cash and cash equivalents	25,042	44,257
Accounts receivable	3,302	(4,186)
Deferred rent receivable	(8,303)	(9,414)
Income tax asset — current and deferred, net	(1,981)	(18,933)
Other assets	(8,042)	(11,105)
Accounts payable, accrued expenses and other liabilities	3,339	(18,008)

Net cash provided by operating activities	$4,020	$44,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash impact of consolidation of previously unconsolidated entities	$—	$334
Proceeds from property sales	48,602	78,826
Proceeds from joint venture partners	147,543	—
Acquisition of investment properties	(186,901)	(164,391)
Development of investment properties	(5,278)	(1,881)
Property improvements — Office Properties	(4,671)	(6,116)
Property improvements — Resort/Hotel Properties	(3,601)	(15,960)
Tenant improvement and leasing costs — Office Properties	(31,930)	(46,674)
Resort Residential Development Properties Investments	(10,891)	(17,308)
(Increase) decrease in restricted cash and cash equivalents	(584)	113,275
Purchases of defeasance investments and other securities	(115,710)	(188,572)
Proceeds from defeasance investment maturities and other securities	15,430	5,703
Return of investment in unconsolidated companies:
Office Properties	801	731
Resort Residential Development Properties	1,474	14
Resort/Hotel Properties	—	612
Temperature-Controlled Logistics Properties	3,826	90,776
Other	11,950	236
Investment in unconsolidated companies:
Office Properties	(7,460)	(29)
Resort Residential Development Properties	(60)	(871)
Temperature-Controlled Logistics Properties	—	(2,406)
Other	(4,178)	(13)
(Increase) decrease in notes receivable	(62,349)	98

Net cash used in investing activities	$(203,987)	$(153,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(8,007)	$(6,139)
Borrowings under Credit Facility	507,300	319,000
Payments under Credit Facility	(472,800)	(325,500)
Notes payable proceeds	290,800	407,542
Notes payable payments	(129,280)	(372,848)
Junior subordinated notes	51,547	—
Resort Residential Development Properties notes payable borrowings	115,387	47,193
Resort Residential Development Properties notes payable payments	(58,972)	(24,480)
Amortization of debt premiums	(1,232)	(1,138)
Obligation related to property financing transaction	—	79,920
Capital distributions to joint venture partners	(5,095)	(3,900)
Capital contributions from joint venture partners	893	1,108
Proceeds from exercise of share and unit options	5,239	362
Reissuance of Treasury Shares	16	—
Issuance of preferred shares — Series A	—	71,006
Series A Preferred Share distributions	(11,981)	(11,981)
Series B Preferred Share distributions	(4,038)	(4,038)
Dividends and unitholder distributions	(87,960)	(87,831)

Net cash provided by financing activities	$191,817	$88,276

DECREASE IN CASH AND CASH EQUIVALENTS	$(8,150)	$(21,026)
CASH AND CASH EQUIVALENTS, beginning of period	92,291	78,052

CASH AND CASH EQUIVALENTS, end of period	$84,141	$57,026

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
     The following table shows our consolidated subsidiaries that owned or had an interest in real estate assets and the real estate assets that each subsidiary owned or had an interest in as of June 30, 2005.

Operating Partnership	Wholly-owned assets — The Avallon I, II, III and IV, Datran Center (two office properties), Dupont Centre and Waterside Commons, included in our Office Segment. The Ritz-Carlton Dallas, included in our Resort/Hotel segment.

Non wholly-owned assets, consolidated — 301 Congress Avenue (50% interest) is included in our Office Segment. Sonoma Mission Inn (80.1% interest) is included in our Resort/Hotel Segment.

Non wholly-owned assets, unconsolidated — Bank One Center (50% interest), Irvine Office Development (40% interest), Bank One Tower (20% interest), Three Westlake Park (20% interest), Four Westlake Park (20% interest), Miami Center (40% interest), 5 Houston Center (25% interest), BriarLake Plaza (30% interest), Five Post Oak Park (30% interest), Houston Center (23.85% interest in three office properties and the Houston Center Shops), The Crescent Atrium (23.85% interest), The Crescent Office Towers (23.85% interest), Trammell Crow Center(1) (23.85% interest), Post Oak Central (23.85% interest in three Office Properties), Fountain Place (23.85% interest), Fulbright Tower (23.85% interest) and One Buckhead Plaza (35% interest). These properties are included in our Office Segment. AmeriCold Realty Trust (31.7% interest in 85 properties), included in our Temperature-Controlled Logistics Segment. Canyon Ranch Tucson and Canyon Ranch Lenox (48% interest), included in our Resort/Hotel Segment.

Crescent Real Estate Funding One, L.P.	Wholly-owned assets — Carter Burgess Plaza, 125 E. John Carpenter Freeway, The Aberdeen, Regency Plaza One and The Citadel. These properties are included in our Office Segment.

Hughes Center Entities(2)	Wholly-owned assets — Hughes Center Properties (seven office properties each in a separate limited liability company). These properties are included in our Office Segment.

Non wholly-owned assets, consolidated — 3770 Hughes Parkway (67% interest), included in our Office Segment.

Crescent Real Estate Funding III, IV and V, L.P. (Funding III, IV and V)(3)	Non wholly-owned assets, consolidated — Greenway Plaza Office Properties (ten Office Properties, 99.9% interest). These properties are included in our Office Segment. Renaissance Houston Hotel, included in our Resort/Hotel Segment.

Crescent Real Estate Funding VIII, L.P. (Funding VIII)	Wholly-owned assets - The Addison, Austin Centre, The Avallon V, Chancellor Park, Exchange Building, 816 Congress, Greenway I & IA (two office properties), Greenway II, Johns Manville Plaza, One Live Oak, Palisades Central I, Palisades Central II, Stemmons Place, 3333 Lee Parkway, 44 Cook and 55 Madison. These properties are included in our Office Segment. The Omni Austin Hotel and Ventana Inn & Spa, included in our Resort/Hotel Segment.

Crescent Real Estate Funding XII, L.P. (Funding XII)	Wholly-owned assets - Barton Oaks Plaza, Briargate Office and Research Center, MacArthur Center I & II, Stanford Corporate Center, and Two Renaissance Square. These properties are included in our Office Segment. The Park Hyatt Beaver Creek Resort & Spa, included in our Resort/Hotel Segment.

Crescent 707 17th Street, L.L.C	Wholly-owned assets — 707 17th Street, included in our Office Segment, and the Denver Marriott City Center, included in our Resort/Hotel Segment.

Crescent Peakview Tower, LLC	Wholly-owned asset — Peakview Tower, included in our Office Segment.

Crescent Alhambra, L.L.C.	Wholly-owned asset — Alhambra Plaza (two Office Properties), included in our Office Segment.

Crescent Spectrum Center, L.P. (through Funding VIII)	Non wholly-owned asset, consolidated — Spectrum Center (99.9% interest), included in our Office Segment.

Crescent Colonnade, L.L.C.	Wholly-owned asset — The BAC-Colonnade Building, included in our Office Segment.

Mira Vista Development Corp. (MVDC)	Non wholly-owned asset, consolidated — Mira Vista (98% interest), included in our Resort Residential Development Segment.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Jefferson Station, L.P.	Non wholly-owned asset, consolidated — JPI (50% interest), included in our Resort Residential Development Segment.

Crescent Plaza Residential, L.P.	Wholly-owned asset — the Residences at the Ritz Carlton, included in our Resort Residential Development Segment.

Houston Area Development Corp. (HADC)	Non wholly-owned assets, consolidated — Falcon Point (98% interest) and Spring Lakes (98% interest). These properties are included in our Resort Residential Development Segment.

Desert Mountain Development Corporation (DMDC)	Non wholly-owned assets, consolidated — Desert Mountain (93% interest), included in our Resort Residential Development Segment.

Crescent Resort Development Inc. (CRDI)	Non wholly-owned assets, consolidated — Brownstones (64% interest), Creekside at Riverfront (64% interest), Delgany (64% interest), Eagle Ranch (60% interest), Gray’s Crossing (71% interest), Horizon Pass (64% interest), Hummingbird (64% interest), Main Street Vacation Club (30% interest), Northstar Highlands (57% interest), Northstar Village (57% interest), Old Greenwood (71% interest), Riverbend (60% interest), Village Walk (64% interest), Tahoe Mountain Club (71% interest). These properties are included in our Resort Residential Development Segment.

Non wholly-owned assets, unconsolidated — Blue River Land Company, L.L.C. — Three Peaks (30% interest) and EW Deer Valley, L.L.C. (37.1% interest), included in our Resort Residential Development Segment.

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
     See Note 8, “Investments in Unconsolidated Companies,” for a table that lists our ownership in significant unconsolidated joint ventures and investments as of June 30, 2005.
     See Note 9, “Notes Payable and Borrowings Under Credit Facility,” for a list of certain other subsidiaries, all of which are consolidated in our financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.
Segments
     Our assets and operations consisted of four investment segments at June 30, 2005, as follows:
•	Office Segment;

•	Resort Residential Development Segment;

•	Resort/Hotel Segment; and

•	Temperature-Controlled Logistics Segment.
     Within these segments, we owned in whole or in part the following operating real estate assets, which we refer to as the Properties, as of June 30, 2005:
•	Office Segment consisted of 79 office properties, which we refer to as the Office Properties, located in 29 metropolitan submarkets in eight states, with an aggregate of approximately 32.0 million net rentable square feet. Fifty-six of the Office Properties are wholly-owned and 23 are owned through joint ventures, two of which are consolidated and 21 of which are unconsolidated.

•	Resort Residential Development Segment consisted of our ownership of common stock representing interests of 98% to 100% in four resort residential development corporations and two limited partnerships. These Resort Residential Development Corporations, through partnership arrangements, owned in whole or in part 28 upscale resort residential development properties, which we refer to as the Resort Residential Development Properties.

•	Resort/Hotel Segment consisted of five luxury and destination fitness resorts and spas with a total of 1,034 rooms/guest nights and three upscale business-class hotel properties with a total of 1,376 rooms, which we refer to as the Resort/Hotel Properties. Five of the Resort/Hotel Properties are wholly-owned, one is owned through a joint venture that is consolidated and two are owned through joint ventures that are unconsolidated.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•	Temperature-Controlled Logistics Segment consisted of our 31.7% interest in AmeriCold Realty Trust, or AmeriCold, a REIT. As of June 30, 2005, AmeriCold operated 100 facilities, of which 84 were wholly-owned, one was partially-owned and fifteen were managed for outside owners. The 85 owned facilities, which we refer to as the Temperature-Controlled Logistics Properties, had an aggregate of approximately 437.2 million cubic feet (17.4 million square feet) of warehouse space. AmeriCold also owned one quarry and the related land.
     See Note 3, “Segment Reporting,” for a table showing selected financial information for each of these investment segments for the six months ended June 30, 2005 and 2004, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of these investment segments at June 30, 2005 and December 31, 2004.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Adoption of New Accounting Standards
     SFAS No. 123R. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123R beginning January 1, 2006. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis. We are continuing to evaluate the impact of the adoption of SFAS No. 123R.
     SFAS No. 154. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not believe there will be an impact to our financial condition or results of operations from the adoption of SFAS No. 154.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     EITF 04-5. At its June 2005 meeting, the Emerging Issues Task Force, or EITF, reached a consensus regarding Issue No. 04-5 (EITF 04-5), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights". EITF 04-5 is effective immediately for all newly-formed limited partnerships and for existing limited partnership agreements that are modified. The guidance will be effective for existing limited-partnership agreements that are not modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The guidance provides a framework for addressing the question of when a general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46(R), Consolidation of Variable Interest Entities, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights. The FASB has amended Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF 96-16 to conform and align with the guidelines set forth in EITF 04-5. We do not believe there will be an impact to our financial condition or results of operations from the adoption of EITF 04-5 in the current year. We are continuing to evaluate the impact of EITF 04-5, when applicable, to all existing partnerships.
Significant Accounting Policies
     Stock-Based Compensation. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis as permitted by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which requires that the fair value of stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. During the six months ended June 30, 2005, we granted stock options and recognized compensation expense that was not significant to our results of operations. With respect to our stock options which were granted prior to 2003, we accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and related Interpretations.
     Had compensation cost been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS No. 123, our net loss and loss per share would have been reduced to the following pro forma amounts:

	For the three months		For the six months
	ended June 30,		ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net loss available to common shareholders, as reported	$(13,552)	$(17,493)	$(22,848)	$(36,090)
Add: Stock-based employee compensation expense included in reported net income	1,718	351	3,081	701
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(1,883)	(697)	(3,483)	(1,499)

Pro forma net loss available to common shareholders	$(13,717)	$(17,839)	$(23,250)	$(36,888)
Loss per share:
Basic — as reported	$(0.14)	$(0.18)	$(0.23)	$(0.36)
Diluted — as reported	$(0.14)	$(0.18)	$(0.23)	$(0.36)
Basic — pro forma	$(0.14)	$(0.18)	$(0.23)	$(0.37)
Diluted — pro forma	$(0.14)	$(0.18)	$(0.23)	$(0.37)

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Earnings Per Share. SFAS No. 128, Earnings Per Share, or EPS, specifies the computation, presentation and disclosure requirements for earnings per share.
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
     The following tables present the reconciliation for the three and six months ended June 30, 2005 and 2004, of basic and diluted earnings per share from “Loss before discontinued operations and cumulative effect of a change in accounting principle” to “Net loss available to common shareholders.” The tables also include weighted average shares on a basic and diluted basis.

	For the three months ended June 30,
	2005			2004
		Wtd.	Per		Wtd.	Per
	Income	Avg.	Share	Income	Avg.	Share
(in thousands, except per share amounts)	(Loss)	Shares	Amount	(Loss)	Shares	Amount
Basic/Diluted EPS -
Loss before discontinued operations and cumulative effect of a change in accounting principle	$(5,733)	99,676		$(8,957)	99,022
Series A Preferred Share distributions	(5,991)			(5,991)
Series B Preferred Share distributions	(2,019)			(2,019)

Loss available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$(13,743)	99,676	$(0.14)	$(16,967)	99,022	$(0.18)

Income from discontinued operations, net of minority interests	191		—	1,971		0.02
Impairment charges related to real estate assets from discontinued operations, net of minority interests	—		—	(424)		—
(Loss) gain on real estate from discontinued operations, net of minority interests	—		—	(2,073)		(0.02)
Cumulative effect of a change in accounting principle, net of minority interests	—		—	—		—

Net loss available to common shareholders	$(13,552)	99,676	$(0.14)	$(17,493)	99,022	$(0.18)

	For the six months ended June 30,
	2005			2004
		Wtd.	Per		Wtd.	Per
	Income	Avg.	Share	Income	Avg.	Share
(in thousands, except per share amounts)	(Loss)	Shares	Amount	(Loss)	Shares	Amount
Basic/Diluted EPS -
Loss before discontinued operations and cumulative effect of a change in accounting principle	$(8,840)	99,594		$(18,973)	99,007
Series A Preferred Share distributions	(11,981)			(11,742)
Series B Preferred Share distributions	(4,038)			(4,038)

Loss available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$(24,859)	99,594	$(0.25)	$(34,753)	99,007	$(0.36)

Income from discontinued operations, net of minority interests	508		—	3,564		0.04
Impairment charges related to real estate assets from discontinued operations, net of minority interests	—		—	(2,418)		(0.02)
Gain (loss) on real estate from discontinued operations, net of minority interests	1,503		0.02	(2,120)		(0.02)
Cumulative effect of a change in accounting principle, net of minority interests	—		—	(363)		—

Net loss available to common shareholders	$(22,848)	99,594	$(0.23)	$(36,090)	99,007	$(0.36)

     The effect of the conversion of the Series A Convertible Cumulative Preferred Shares, stock options, restricted stock and the exchange of Operating Partnership units are not included in the computation of diluted EPS for the three and six months ended June 30, 2005 and 2004, since the effect of the conversions are not dilutive.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Disclosure to Statements of Cash Flows

	For the six months ended
	June 30,
(in thousands)	2005	2004
Supplemental disclosures of cash flow information:
Interest paid on debt	$69,224	$84,724
Interest capitalized — Resort Residential Development	8,882	7,444
Interest capitalized — Resort/Hotel	269	210
Additional interest paid in conjunction with cash flow hedges	1,663	6,765

Total interest paid	$80,038	$99,143

Cash paid for income taxes	$472	$12,337

Supplemental schedule of non cash activities:

Assumption of debt in conjunction with acquisitions of Office Properties and undeveloped land	$—	$94,807

Joint venture of Office Properties’ debt	$155,000	$—
3. SEGMENT REPORTING
     For purposes of segment reporting as defined in SFAS No. 131, we have four major investment segments based on property type: the Office Segment; the Resort Residential Development Segment; the Resort/Hotel Segment and the Temperature-Controlled Logistics Segment. Management utilizes this segment structure for making operating decisions and assessing performance.
     We use funds from operations, or FFO, as the measure of segment profit or loss. FFO, as used in this document, is based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, and means:
•	Net Income (Loss) — determined in accordance with GAAP;

•	excluding gains (losses) from sales of depreciable operating property;

•	excluding extraordinary items (as defined by GAAP);

•	plus depreciation and amortization of real estate assets; and

•	after adjustments for unconsolidated partnerships and joint ventures.
     We calculate FFO available to common shareholders — diluted in the same manner, except that Net Income (Loss) is replaced by Net Income (Loss) Available to Common Shareholders and we include the effect of Operating Partnership unitholder minority interests.
     NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. We consider FFO available to common shareholders — diluted and FFO appropriate measures of performance for an equity REIT and for its investment segments. However, FFO available to common shareholders — diluted and FFO should not be considered as alternatives to net income determined in accordance with GAAP as an indication of our operating performance.
     Our measures of FFO available to common shareholders — diluted and FFO may not be comparable to similarly titled measures of other REITs if those REITs apply the definition of FFO in a different manner than we apply it.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Selected financial information related to each segment for the three and six months ended June 30, 2005 and 2004, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of the segments at June 30, 2005 and 2004, are presented in the following tables:
Selected Financial Information:

	For the three months ended June 30, 2005
		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort/Hotel	Logistics	Corporate
(in thousands)	Segment(1)	Segment	Segment	Segment	and Other(2)	Total
Total Property revenue	$95,458	$85,838	$29,925	$—	$—	$211,221
Total Property expense	47,858	73,611	23,723	—	—	145,192

Income from Property Operations	$47,600	$12,227	$6,202	$—	$—	$66,029

Total other income (expense)	(23,478)	(4,511)	(8,559)	(1,211)	(33,055)	(70,814)
Minority interests and income taxes	(1,304)	(87)	1,271	—	(828)	(948)
Discontinued operations -income, gain on real estate and impairment charges related to real estate assets, net of minority interests	146	—	—	—	45	191

Net income (loss)	$22,964	$7,629	$(1,086)	$(1,211)	$(33,838)	$(5,542)

Depreciation and amortization of real estate assets	$27,593	$2,480	$7,904	$—	$62	$38,039
(Gain) loss on property sales, net	(1,008)	—	(180)	—	—	(1,188)
Adjustments for investment in unconsolidated companies	4,956	947	999	4,554	—	11,456
Unitholder minority interest	—	—	—	—	(973)	(973)
Series A Preferred share distributions	—	—	—	—	(5,991)	(5,991)
Series B Preferred share distributions	—	—	—	—	(2,019)	(2,019)

Adjustments to reconcile net income (loss) to funds from operations available to common shareholders — diluted	$31,541	$3,427	$8,723	$4,554	$(8,921)	$39,324

Funds from operations available to common shareholders-diluted	$54,505	$11,056	$7,637	$3,343	$(42,759)	$33,782 (3)

See footnotes to the following table.
Selected Financial Information:

	For the three months ended June 30, 2004
		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort/Hotel	Logistics	Corporate
(in thousands)	Segment(1)	Segment	Segment	Segment	and Other(2)	Total
Total Property revenue	$130,659	$55,591	$47,459	$—	$—	$233,709
Total Property expense	60,001	51,761	41,309	—	—	153,071

Income from Property Operations	$70,658	$3,830	$6,150	$—	$—	$80,638

Total other income (expense)	(30,517)	(4,434)	(5,286)	(2,707)	(53,919)	(96,863)
Minority interests and income taxes	(286)	3,601	2,982	—	971	7,268
Discontinued operations -income, gain on real estate and impairment charges related to real estate assets, net of minority interests	(1,810)	8	1,137	—	139	(526)

Net income (loss)	$38,045	$3,005	$4,983	$(2,707)	$(52,809)	$(9,483)

Depreciation and amortization of real estate assets	$31,840	$1,534	$5,008	$—	$—	$38,382
(Gain) loss on property sales, net	2,444	—	—	—	(7)	2,437
Adjustments for investment in unconsolidated companies	2,497	629	—	5,785	—	8,911
Unitholder minority interest	—	—	—	—	(1,700)	(1,700)
Series A Preferred share distributions	—	—	—	—	(5,991)	(5,991)
Series B Preferred share distributions	—	—	—	—	(2,019)	(2,019)

Adjustments to reconcile net income (loss) to funds from operations available to common shareholders - diluted	$36,781	$2,163	$5,008	$5,785	$(9,717)	$40,020

Funds from operations available to common shareholders — diluted	$74,826	$5,168	9,991	$3,078	$(62,526)	$30,537 (3)

See footnotes to the following table.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Selected Financial Information:

	For the six months ended June 30, 2005
		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort /Hotel	Logistics	Corporate
(in thousands)	Segment(1)	Segment	Segment	Segment	and Other(2)	Total
Total Property revenue	$187,020	$140,313	$69,759	$—	$—	$397,092
Total Property expense	94,756	122,447	55,458	—	—	272,661

Income from Property Operations	$92,264	$17,866	$14,301	$—	$—	$124,431

Total other income (expense)	(44,675)	(8,212)	(11,170)	(2,342)	(67,418)	(133,817)
Minority interests and income taxes	(2,037)	2,041	2,772	—	(2,230)	546
Discontinued operations -income, gain on real estate and impairment charges related to real estate assets, net of minority interests	2,203	—	—	—	(192)	2,011

Net income (loss)	$47,755	$11,695	$5,903	$(2,342)	$(69,840)	$(6,829)

Depreciation and amortization of real estate assets	$52,404	$4,716	$11,549	$—	$124	$68,793
(Gain) loss on property sales, net	(3,308)	—	(180)	—	(289)	(3,777)
Adjustments for investment in unconsolidated companies	10,079	(448)	1,809	9,199	—	20,639
Unitholder minority interest	—	—	—	—	(1,200)	(1,200)
Series A Preferred share distributions	—	—	—	—	(11,981)	(11,981)
Series B Preferred share distributions	—	—	—	—	(4,038)	(4,038)

Adjustments to reconcile net income (loss) to funds from operations available to common shareholders — diluted	$59,175	$4,268	$13,178	$9,199	$(17,384)	$68,436

Funds from operations available to common shareholders-diluted	$106,930	$15,963	$19,081	$6,857	$(87,224)	$61,607 (3)

See footnotes to the following table.
Selected Financial Information:

	For the six months ended June 30, 2004
		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort/Hotel	Logistics	Corporate
(in thousands)	Segment(1)	Segment	Segment	Segment	and Other(2)	Total
Total Property revenue	$252,168	$103,279	$104,108	$—	$—	$459,555
Total Property expense	118,462	92,323	86,868	—	—	297,653

Income from Property Operations	$133,706	$10,956	$17,240	$—	$—	$161,902

Total other income (expense)	(58,877)	(7,485)	(11,656)	(3,608)	(109,903)	(191,529)
Minority interests and income taxes	(719)	4,838	4,344	—	2,191	10,654
Discontinued operations -income, gain on real estate and impairment charges related to real estate assets, net of minority interests	(2,845)	47	1,725	—	99	(974)
Cumulative effect of a change in accounting principle	—	—	—	—	(363)	(363)

Net income (loss)	$71,265	$8,356	$11,653	$(3,608)	$(107,976)	$(20,310)

Depreciation and amortization of real estate assets	$62,121	$2,934	$11,368	$—	$—	$76,423
Gain on property sales, net	2,156	—	—	—	337	2,493
Adjustments for investment in unconsolidated companies	4,905	52	—	11,580	—	16,537
Unitholder minority interest	—	—	—	—	(3,638)	(3,638)
Series A Preferred share distributions	—	—	—	—	(11,742)	(11,742)
Series B Preferred share distributions	—	—	—	—	(4,038)	(4,038)

Adjustments to reconcile net income (loss) to funds from operations available to common shareholders — diluted	$69,182	$2,986	$11,368	$11,580	$(19,081)	$76,035

Funds from operations available to common shareholders-diluted	$140,447	$11,342	$23,021	$7,972	$(127,057)	$55,725 (3)

See footnotes to the following table.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

		Resort		Temperature-
		Residential		Controlled	Corporate
	Office	Development	Resort/Hotel	Logistics	and
(in millions)	Segment	Segment	Segment	Segment	Other	Total
Total Assets by Segment: (4)
Balance at June 30, 2005(5)	$2,045	$922	$340	$177	$589(6)	$4,073
Balance at December 31, 2004	2,142	821	469	180	426(6)	4,038
Consolidated Property Level Financing:
Balance at June 30, 2005	(933)	(140)	(99)	—	(1,128)(7)	(2,300)
Balance at December 31, 2004	(942)	(84)	(111)	—	(1,015)(7)	(2,152)
Consolidated Other Liabilities:
Balance at June 30, 2005	(93)	(248)	(25)	(1)	(42)	(409)
Balance at December 31, 2004	(108)	(196)	(47)	(2)	(69)	(422)
Minority Interests:
Balance at June 30, 2005	(9)	(33)	(6)	—	(101)	(149)
Balance at December 31, 2004	(9)	(34)	(7)	—	(113)	(163)

(1)	The property revenue includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $2.1 million and $5.9 million for the three months ended June 30, 2005 and 2004, respectively and $2.1 million and $7.2 million for the six months ended June 30, 2005 and 2004, respectively.

(2)	For purposes of this Note, Corporate and Other includes the total of: income from investment land sales, net, interest and other income, corporate general and administrative expense, interest expense, amortization of deferred financing costs, extinguishment of debt, other expenses, and equity in net income of unconsolidated companies-other.

(3)	Impairment charges and debt extinguishment charges related to the sale of real estate assets, were $(0.7) million and $0.5 million for the three months ended June 30, 2005 and June 30, 2004, respectively, and were $0.4 million and $2.9 million for the six months ended June 30, 2005 and June 30, 2004, respectively. Funds from operations available to common shareholders — diluted, as adjusted to exclude impairment charges and debt extinguishment charges related to the sale of real estate assets, was $33.1 million and $31.0 for the three months ended June 30, 2005, and 2004, respectively and $62.0 million and $58.6 million for the six months ended June 30, 2005 and 2004, respectively. We provide this additional information because management utilizes it, in addition to FFO available to common shareholders — diluted, in making operating descisions and assessing performance, and because we believe that it also is useful to investors in assessing our operating performance.

(4)	Total assets by segment are inclusive of investments in unconsolidated companies.

(5)	Non-income producing land held for investment or development of $63.3 million and $67.5 million at June 30, 2005 and December 31, 2004, respectively, by segment is as follows: Corporate $56.3 million and $60.5 million and Resort/Hotel $7.0 million for both periods.

(6)	Includes defeasance investments.

(7)	Inclusive of Corporate bonds, credit facility, the Rouse Company Notes, Junior Subordinated Notes, the Funding I defeased debt, the Funding II defeased debt and Canyon Ranch-Lenox defeased debt.
4. ACQUISITIONS
Office Acquisition
     On February 7, 2005, we acquired the Exchange Building, a 295,525 square foot Class A Office Property located in Seattle, Washington. We acquired the Office Property for approximately $52.5 million, funded by a draw on our credit facility. This Property is wholly-owned and is included in our Office Segment.
     On April 8, 2005, we acquired One Buckhead Plaza, a 461,669 square-foot Class A Office Property located in the Buckhead submarket in Atlanta, Georgia. We acquired the Office Property for approximately $130.5 million, funded by an $85.0 million loan from Morgan Stanley and a draw on our credit facility. This Property was subsequently contributed to a joint venture; see Note 7, “Joint Ventures,” for a description of the transaction.
Other Real Estate Investments
     On February 7, 2005, we purchased an existing $34.5 million mezzanine loan in which we immediately sold a 50% participating interest for $17.3 million. The loan is secured by ownership interests in an entity that owns an office property in New York. The loan bears interest at LIBOR plus 775 basis points (11.09 % as of June 30, 2005) with an interest-only term until maturity in March 2007, subject to the right of the borrower to extend the loan pursuant to three one-year extension options.
     On March 31, 2005, we purchased an existing $32.9 million mezzanine loan for $33.2 million secured by ownership interests in an entity that owns a resort in Florida. The loan bears interest at a fixed rate of 12% with an interest-only term until maturity in April 2008, subject to the right of the borrower to extend the loan pursuant to one four-year extension bearing either a floating or fixed interest rate at the borrower’s election. The floating rate would be LIBOR plus 600 basis points and the fixed rate would be determined at the beginning of the extension term at the rate of a similarly maturing U.S. Treasury security plus 600 basis points. During the extension, the borrower must make principal payments based on a 25-year amortization schedule.
     On May 31, 2005, we funded a $20.0 million mezzanine loan secured by ownership interests in an entity that owns an office property in Los Angeles, California. The loan bears interest at LIBOR plus 825 basis points (11.59% at June 30, 2005) with an interest-only term until maturity in June 2007, subject to the right of the borrower to two six-month extensions and a third extension ending December 1, 2008. We determined that the entity is a variable interest entity, or VIE, under Interpretation 46R, “Consolidation of Variable Interest Entities,” or FIN 46R, of which we are not the primary beneficiary. Therefore, we do not consolidate the entity. Our maximum exposure to loss is limited to the amount of the loan.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
     On June 9, 2005, we funded a $12.0 million mezzanine loan secured by ownership interests in an entity that owns an office property in Dallas, Texas. The loan bears interest at LIBOR plus 850 basis points (11.84% at June 30, 2005) with an interest-only term until maturity in July 2007, subject to the right of the borrower to extend the loan pursuant to three one-year extension options.
5. DISCONTINUED OPERATIONS
     In accordance with SFAS No. 144, the results of operations of the assets sold or held for sale have been presented as “Income from discontinued operations, net of minority interests,” gain or loss on the assets sold or held for sale have been presented as “(Loss) gain on real estate from discontinued operations, net of minority interests” and impairments on the assets sold or held for sale have been presented as “Impairment charges related to real estate assets from discontinued operations, net of minority interests” in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004. Minority interests for wholly-owned properties represent unitholders’ share of related income, gains, losses and impairments. The carrying value of the assets held for sale has been reflected as “Properties held for disposition, net” in the accompanying Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004.
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
Assets Held for Sale
Office Segment
     The following Property was classified as held for sale as of June 30, 2005.

Property	Location
Barton Oaks Plaza One Office Property	Austin, Texas
Resort/Hotel Segment
     During the three months ended June 30, 2005, we determined the Denver Marriott City Center was no longer held for sale due to the Hotel Property no longer being actively marketed for sale as a result of changes in market conditions. The Property has been reclassified from “Properties held for disposition, net” to “Buildings and improvements, net of accumulated depreciation” and “Furniture, fixtures and equipment, net of accumulated depreciation” in the Consolidated Balance Sheets with a net book value of $44.9 million at March 31, 2005. In addition, approximately $1.2 million has been reclassified from “Income from discontinued operations, net of minority interests” to “Resort/Hotel Property revenue,” “Resort/Hotel Property expenses,” “Taxes,” and “Minority interests” in the Consolidated Statements of Operations. Depreciation expense has been adjusted by approximately $4.4 million, the amount that would have been recognized had the Property been continuously classified as held and used.
Summary of Assets Held for Sale
     The following table indicates the major classes of assets of the Properties held for sale.

	June 30,	December 31,
(in thousands)	2005 (1)	2004(2)
Land	$900	$1,001
Buildings and improvements	14,229	53,646
Accumulated depreciation	(2,650)	(11,805)
Other assets, net	429	2,412

Net investment in real estate	$12,908	$45,254

(1)	Includes one Office Property and other assets.

(2)	Includes two Office Properties and other assets.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
     The following tables present income, impairment charges and gain (loss) on sale for the six months ended June 30, 2005 and 2004, for properties included in discontinued operations.

	For the six months ended
	June 30,
(in thousands)	2005	2004
Total revenues	$1,376	$19,851
Operating and other expenses	(574)	(13,717)
Depreciation and amortization	(205)	(1,932)
Unitholder minority interests	(89)	(638)

Income from discontinued operations, net of minority interests	$508	$3,564

	For the six months ended
	June 30,
(in thousands)	2005	2004
Impairment charges related to real estate assets	$—	$(2,851)
Unitholder minority interests	—	433

Impairment charges related to real estate assets from discontinued operations, net of minority interests	$—	$(2,418)

	For the six months ended
	June 30,
(in thousands)	2005	2004
Realized gain (loss) on sale of properties	$1,767	$(2,500)
Unitholder minority interests	(264)	380

Gain (loss) on sale of real estate from discontinued operations, net of minority interests	$1,503	$(2,120)

6. OTHER TRANSACTIONS
Undeveloped Land Sales
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
     On June 30, 2005, we completed the sale of approximately 1.43 acres of undeveloped investment land in Houston, Texas. The sale generated proceeds, net of selling costs, of approximately $6.1 million and a net gain of approximately $4.1 million reflected in the “Income from investment land sales, net” line item in our Consolidated Statements of Operations. The proceeds from the sale were used primarily to pay down our credit facility.
Significant Tenant Lease Termination
     In July 2005, we entered into an agreement with our largest office tenant, El Paso Energy Services Company and certain of its subsidiaries, which will terminate El Paso’s leases relating to a total of 888,000 square feet at Greenway Plaza in Houston, Texas effective December 31, 2007. Under the agreement, El Paso is required to pay us $65.0 million in termination fees in periodic installments through December 31, 2007 and $62.0 million in rent according to the original lease terms from July 1, 2005 through December 31, 2007. Original expirations for the space ranged from 2007 through 2014. The $65.0 million lease termination fee, net of the approximately $23.0 million deferred rent receivable balance, will be recognized ratably to income over the period July 1, 2005 through December 31, 2007. As of June 30, 2005, El Paso was current on all rental obligations.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
7. JOINT VENTURES
Canyon Ranch®
     On January 18, 2005, we contributed Canyon Ranch Tucson, our 50% interest and our preferred interest in CR Las Vegas, LLC and our 30% interest in CR License, L.L.C., CR License II, L.L.C., CR Orlando LLC and CR Miami LLC, to two newly formed entities, CR Spa, LLC and CR Operating, LLC. In exchange, we received a 48% common equity interest in each new entity. The remaining 52% interest in these entities is held by the founders of Canyon Ranch, who contributed their interests in CR Las Vegas, LLC, CR License II, L.L.C., CR Orlando LLC and CR Miami LLC and the resort management contracts. In addition, we sold Canyon Ranch Lenox to a subsidiary of CR Operating, LLC. The founders of Canyon Ranch sold their interest in CR License, L.L.C. to a subsidiary of CR Operating, LLC. As a result of these transactions, the new entities own the following assets: Canyon Ranch Tucson, Canyon Ranch Lenox, Canyon Ranch SpaClub at the Venetian Resort in Las Vegas, Canyon Ranch SpaClub on the Queen Mary 2 ocean liner, Canyon Ranch Living Community in Miami, Florida, Canyon Ranch SpaClub at The Gaylord Palms Resort in Kissimmee, Florida, and the Canyon Ranch trade names and trademarks.
     In addition, the newly formed entities completed a private placement of Mandatorily Redeemable Convertible Preferred Membership Units for aggregate gross proceeds of approximately $110.0 million. In this private placement, Richard E. Rainwater, Chairman of our Board of Trust Managers, and certain of his family members purchased approximately $27.1 million of these units on terms identical to those extended to all other investors. The units are convertible into a 25% common equity interest in CR Spa, LLC and CR Operating, LLC and pay distributions at the rate of 8.5% per year in years one through seven, and 11% in years eight through ten. At the end of ten years, or upon earlier redemption by us, the holders of the units are entitled to receive a premium in an amount sufficient to result in a cumulative return of 11% per year. The units are redeemable after seven years at our option. Also on January 18, 2005, the new entities completed a $95.0 million financing with Bank of America. The loan has an interest-only term until maturity in February 2015, bears interest at 5.94% and is secured by the Canyon Ranch Tucson and Canyon Ranch Lenox Destination Resort Properties. As a result of these transactions, we received proceeds of approximately $91.9 million, which was used to pay down or defease debt related to our previous investment in the Properties and to pay down our credit facility. No gain or loss was recorded in connection with the above transactions. Following these transactions, we account for our interests in CR Spa, LLC and CR Operating, LLC under the equity method of accounting.
Fulbright Tower
     On February 24, 2005, we contributed Fulbright Tower, subject to the Morgan Stanley Mortgage Capital Inc. Note of $70.0 million, and an adjacent parking garage, to a limited partnership in which we have a 23.85% interest, a fund advised by JPMorgan Asset Management, or JPM, has a 60% interest and GE Asset Management, or GE, has a 16.15% interest. The property was valued at $106.0 million and the transaction generated net proceeds to us of approximately $33.4 million which were used to pay down our credit facility. The joint venture was accounted for as a partial sale of the Office Property, resulting in a net gain of approximately $0.5 million. None of the mortgage financing at the joint venture level is guaranteed by us.
Von Karman Office Development in Irvine
     On June 9, 2005, we entered into a joint venture arrangement, Crescent Irvine LLC, with an affiliate of Hines. The joint venture purchased a land parcel located in the John Wayne submarket in Irvine, California, for $12.0 million. In addition, we have committed to co-develop a 260,000 square-foot Class A office property on the acquired site. Hines owns a 60% interest and we own a 40% interest in the joint venture. The initial cash equity contribution to the joint venture was $12.2 million, of which our portion was $4.9 million. Development is expected to begin in the first quarter of 2006. We account for our interest in Crescent Irvine LLC under the equity method of accounting.
One Buckhead Plaza
     On June 29, 2005, we contributed One Buckhead Plaza, subject to the Morgan Stanley Note of $85.0 million, to a limited partnership in which we have a 35% interest and Metzler US Real Estate Fund L.P. has a 65% interest. The property was valued at $130.5 million and the transaction generated net proceeds to us of approximately $28.0 million, which were used to pay down our credit facility. The joint venture was accounted for as a partial sale of the Office Property, resulting in a net gain of approximately $0.4 million. None of the mortgage financing at the joint venture level is guaranteed by us.
Redtail Capital Partners, L.P.
     On May 10, 2005, we entered into an agreement with Capstead Mortgage Corporation pursuant to which we formed a joint venture to invest up to $100 million in equity in select mezzanine loans on commercial real estate over a four-year period. The agreement also provides that we and Capstead may form a second joint venture to invest up to an additional $100 million in equity. Capstead is committed to 75% of the capital of each of the two partnerships, or up to $150.0 million, and we are committed to 25%, or up to $50.0 million. We will be responsible for identifying investment opportunities and managing the portfolios and will earn a

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
management fee and incentives based on portfolio performance. As of June 30, 2005, the first partnership had made no investments and, accordingly, we had made no capital contributions.
8. INVESTMENTS IN UNCONSOLIDATED COMPANIES
     The following is a summary of our ownership in significant unconsolidated joint ventures and investments as of June 30, 2005.

		Our Ownership
Entity	Classification	as of June 30, 2005
Main Street Funding Partners, L.P.	Office (Bank One Center-Dallas)	50.0	%(1)
Crescent Irvine, LLC	Office (Von Karman Office Development — Irvine)	40.0	%(2)
Crescent Miami Center, LLC	Office (Miami Center — Miami)	40.0	%(3) (4)
Crescent One Buckhead Plaza, L.P.	Office (One Buckhead Plaza — Atlanta)	35.0	%(5) (4)
Crescent POC Investors, L.P.	Office (Post Oak Central — Houston)	23.9	%(6) (4)
Crescent HC Investors, L.P.	Office (Houston Center — Houston)	23.9	%(6) (4)
Crescent TC Investors, L.P.	Office (The Crescent — Dallas)	23.9	%(6) (4)
Crescent Ross Avenue Mortgage Investors, L.P.	Office (Trammell Crow Center, Mortgage — Dallas)	23.9	%(7) (4)
Crescent Ross Avenue Realty Investors, L.P.	Office (Trammell Crow Center, Ground Lessor — Dallas)	23.9	%(7) (4)
Crescent Fountain Place, L.P.	Office (Fountain Place — Dallas)	23.9	%(7) (4)
Crescent Five Post Oak Park L.P.	Office (Five Post Oak — Houston)	30.0	%(8) (4)
Crescent One BriarLake Plaza, L.P.	Office (BriarLake Plaza — Houston)	30.0	%(9) (4)
Crescent 5 Houston Center, L.P.	Office (5 Houston Center — Houston)	25.0	%(10) (4)
Crescent 1301 McKinney, L.P.	Office (Fulbright Tower — Houston)	23.9	%(6)(4)
Austin PT BK One Tower Office Limited Partnership	Office (Bank One Tower — Austin)	20.0	%(11) (4)
Houston PT Three Westlake Office Limited Partnership	Office (Three Westlake Park — Houston)	20.0	%(11) (4)
Houston PT Four Westlake Office Limited Partnership	Office (Four Westlake Park-Houston)	20.0	%(11) (4)
AmeriCold Realty Trust	Temperature-Controlled Logistics	31.7	%(12)
CR Operating, LLC	Resort/Hotel	48.0	%(13)
CR Spa, LLC	Resort/Hotel	48.0	%(13)
Blue River Land Company, L.L.C.	Other	50.0	%(14)
EW Deer Valley, L.L.C.	Other	41.7	%(15)
SunTx Fulcrum Fund, L.P. (SunTx)	Other	30.2	%(16)
G2 Opportunity Fund, L.P. (G2)	Other	12.5	%(17)

(1)	The remaining 50% interest is owned by Trizec Properties, Inc.

(2)	The remaining 60% interest is owned by an affiliate of Hines. Crescent Irvine, LLC acquired this parcel of land to develop a 260,000 square foot Class A Office Property.

(3)	The remaining 60% interest is owned by an affiliate of a fund managed by JPM.

(4)	We have negotiated performance based incentives that allow for additional equity to be earned if return targets are exceeded.

(5)	The remaining 65% interest is owned by Metzler US Real Estate Fund L.P.

(6)	Of the remaining 76.1% interest, 60% is owned by a fund advised by JPM and 16.1% is owned by affiliates of GE. Each limited partnership is owned by Crescent Big Tex I, L.P.

(7)	The remaining 76.1% interest is owned by a fund advised by JPM. Each limited partnership is owned by Crescent Big Tex II, L.P.

(8)	The remaining 70% interest is owned by an affiliate of GE.

(9)	The remaining 70% interest is owned by affiliates of JPM.

(10)	The remaining 75% interest is owned by a pension fund advised by JPM.

(11)	The remaining 80% interest is owned by an affiliate of GE.

(12)	Of the remaining 68.3% interest, 47.6% is owned by Vornado Realty, L.P. and 20.7% is owned by The Yucaipa Companies.

(13)	The remaining 52% interest is owned by the founders of Canyon Ranch. CR Spa, LLC operates three resort spas which offer guest programs and services and sells Canyon Ranch branded skin care products exclusively at the destination health resorts and the resort spas. CR Operating, LLC operates and manages the two Canyon Ranch destination health resorts, Tucson and Lenox, and collaborates with select real estate developers in developing residential lifestyle communities.

(14)	The remaining 50% interest is owned by parties unrelated to us. Blue River Land Company, L.L.C. was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(15)	The remaining 58.3% interest is owned by parties unrelated to us. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, L.L.C. was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(16)	Of the remaining 69.8%, 37.1% is owned by SunTx Capital Partners, L.P. and the remaining 32.7% is owned by a group of individuals unrelated to us. Of our limited partnership interest in SunTx, 6.7% is through an investment in SunTx Capital Partners, L.P.; the general partner of SunTx. SunTx Fulcrum Fund, L.P.’s objective is to invest in a portfolio of entities that offer the potential for substantial capital appreciation.

(17)	G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest is owned by Goff-Moore Strategic Partners, L.P., or GMSPLP, and by parties unrelated to us. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation, or GMACCM. The ownership structure of GMSPLP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of our Board of Trust Managers, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of our Board of Trust Managers and our Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties. Our investment balance at June 30, 2005 was approximately $1.1 million. In 2005 we received cash distributions of approximately $18.5 million, bringing total distributions to approximately $41.0 million on an initial investment of $24.2 million.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
Summary Financial Information
     We report our share of income and losses based on our ownership interest in our respective equity investments, adjusted for any preference payments. The unconsolidated entities that are included under the headings on the following tables are summarized below.
     Balance Sheets as of June 30, 2005:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Crescent Irvine, LLC, Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent 1301 McKinney, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC ; and

•	Other – This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., SunTx, SunTx Capital Partners, L.P. and G2.
     Balance Sheets as of December 31, 2004:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes the AmeriCold Realty Trust; and

•	Other – This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, LLC, SunTx, SunTx Capital Partners, L.P. and G2.
     Summary Statements of Operations for the six months ended June 30, 2005:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Crescent Irvine, LLC, Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent 1301 McKinney, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC; and

•	Other – This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., SunTx, SunTx Capital Partners, L.P. and G2.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
     Summary Statements of Operations for the six months ended June 30, 2004:
•	Office – This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes the Vornado Crescent Portland Partnership and Vornado Crescent Carthage and KC Quarry L.L.C.; and

•	Other – This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, LLC, SunTx, SunTx Capital Partners, L.P. and G2.
Balance Sheets:

	As of June 30, 2005
		Temperature-
		Controlled
(in thousands)	Office	Logistics	Resort/Hotel	Other	Total
Real estate, net	$2,083,503	$1,146,447	$104,297
Cash	69,561	38,819	58,885
Restricted Cash	55,640	70,066	218
Other assets	145,147	142,593	12,773

Total assets	$2,353,851	$1,397,925	$176,173

Notes payable	$1,336,643	$770,237	$95,000
Notes payable to us	—	7,776	—
Other liabilities	90,744	100,160	28,424
Preferred membership units	—	—	102,104
Equity	926,464	519,752	(49,355)

Total liabilities and equity	$2,353,851	$1,397,925	$176,173

Our share of unconsolidated debt	$371,967	$244,165	$45,600	$—	$661,732

Our investments in unconsolidated companies	$181,531	$169,166	$6,547	$34,005	$391,249

Balance Sheets:

	As of December 31, 2004
		Temperature-
		Controlled
(in thousands)	Office	Logistics	Other	Total
Real estate, net	$1,861,989	$1,177,190
Cash	60,188	21,694
Restricted Cash	30,613	76,114
Other assets	108,698	157,039

Total assets	$2,061,488	$1,432,037

Notes payable	$1,180,178	$793,066
Notes payable to us	—	7,976
Other liabilities	76,541	100,555
Equity	804,769	530,440

Total liabilities and equity	$2,061,488	$1,432,037

Our share of unconsolidated debt	$325,418	$253,931	$—	$579,349

Our investments in unconsolidated companies	$146,065	$172,609	$43,969	$362,643

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
Summary Statements of Operations:

	For the six months ended June 30, 2005
		Temperature-
		Controlled
(in thousands)	Office	Logistics(1)	Resort/Hotel	Other		Total
Total revenues	$166,253	$360,117	$68,122
Operating expense	79,174	293,745	54,706

Net Operating Income	$87,079	$66,372	$13,416

Interest expense	$32,494	$26,640	$2,612
Depreciation and amortization	37,736	37,377	4,908
Preferred dividends	—	—	5,897
Taxes and other (income) expense	(168)	1,136	379

Total expenses	$70,062	$65,153	$13,796

Net income	$17,017	$1,219	$(380)

Our equity in net income (loss) of unconsolidated companies	$6,685	$(2,342)	$760	$10,953	(2)	$16,056

(1)	In connection with the dissolution of Vornado Crescent Portland Partnership, we agreed to pay Vornado Realty, L.P. an annual management fee of $4.5 million, payable only out of dividends or sale proceeds on the shares of AmeriCold that we own. Our share of equity in net income (loss) for Temperature-Controlled Logistics includes management fees payable to Vornado Realty, L.P. totaling $2.3 million for the six months ended June 30, 2005.

(2)	Includes approximately $5.1 million of income resulting from booking an increase in actual results from previous estimates related to equity in earnings from an unconsolidated company. The impact of this increase from estimate to actual decreased net loss by approximately $2.5 million and decreased basic and diluted loss per share by $0.03 per share for the three and six months ended June 30, 2005.
Summary Statements of Operations:

	For the six months ended June 30, 2004
		Temperature-
		Controlled
(in thousands)	Office	Logistics	Other	Total
Total revenues	$65,062	$57,078
Operating expense	27,414	12,205 (1)

Net Operating Income	$37,648	$44,873

Interest expense	$15,062	$25,358
Depreciation and amortization	15,088	29,179
Taxes and other (income) expense	—	(2,148)

Total expenses	$30,150	$52,389

Net income	$7,498	$(7,516)

Our equity in net income (loss) of unconsolidated companies	$2,515	$(3,608)	$(1,135)	$(2,228)

(1)	Inclusive of the preferred return paid to Vornado Realty, L.P. (1% per annum of the total combined assets).

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
Unconsolidated Debt Analysis
     The following table shows, as of June 30, 2005, information about our share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities’ anticipated pay-off dates.

		Balance	Our Share of
	Our	Outstanding at	Balance at	Interest Rate at
Description	Ownership	June 30, 2005	June 30, 2005	June 30, 2005	Maturity Date	Fixed/Variable (1)
		(in thousands)	(in thousands)
Temperature-Controlled Logistics Segment:
AmeriCold Realty Trust	31.70%
Goldman Sachs (2)		$476,738	$151,126	6.89%	5/11/2023	Fixed
Morgan Stanley (3)		247,707	78,523	6.17%	4/9/2009	Variable
Various Capital Leases		44,484	14,101	3.48% to 13.63%	6/1/2006 to 4/1/2017	Fixed
Vornado Realty, L.P.		1,258	399	3.34%	12/31/2010	Variable
Bank of New York		50	16	12.88%	5/1/2008	Fixed

		$770,237	$244,165

Office Segment:
Crescent HC Investors, L.P.	23.85%	269,705	64,325	5.03%	11/7/2011	Fixed
Crescent TC Investors, L.P.	23.85%	214,770	51,223	5.00%	11/1/2011	Fixed
Main Street Partners, L.P. (4) (5) (6)	50.00%	108,026	54,013	6.00%	12/1/2005	Variable
Crescent Fountain Place, L.P.	23.85%	105,932	25,265	4.95%	12/1/2011	Fixed
Crescent POC Investors, L.P.	23.85%	97,504	23,255	4.98%	12/1/2011	Fixed
Crescent 5 Houston Center, L.P.	25.00%	90,000	22,500	5.00%	10/1/2008	Fixed
Crescent One Buckhead Plaza, L.P.	35.00%	85,000	29,750	5.47%	4/8/2015	Fixed
Crescent Miami Center, LLC	40.00%	81,000	32,400	5.04%	9/25/2007	Fixed
Crescent 1301 McKinney, L.P. (7)(8)	23.85%	73,350	17,494	4.45%	1/9/2008	Variable
Crescent One BriarLake Plaza, L.P.	30.00%	50,000	15,000	5.40%	11/1/2010	Fixed
Houston PT Four Westlake Office Limited Partnership	20.00%	47,046	9,409	7.13%	8/1/2006	Fixed
Crescent Five Post Oak Park, L.P.	30.00%	44,718	13,415	4.82%	1/1/2008	Fixed
Austin PT BK One Tower Office Limited Partnership	20.00%	36,592	7,318	7.13%	8/1/2006	Fixed
Houston PT Three Westlake Office Limited Partnership	20.00%	33,000	6,600	5.61%	9/1/2007	Fixed

		$1,336,643	$371,967

Resort/Hotel Segment:
CR Resort, LLC	48.00%	$95,000	$45,600	5.94%	2/1/2015	Fixed

Total Unconsolidated Debt		$2,201,880	$661,732

Fixed Rate/Weighted Average				5.92%	9.7 years
Variable Rate/Weighted Average				5.90%	2.5 years

Total Weighted Average				5.92%	8.0 years

(1)	All unconsolidated debt is secured.

(2)	URS Real Estate, L.P. and AmeriCold Real Estate, L.P. expect to repay the notes on the Optional Prepayment Date of April 11, 2008.

(3)	The loan bears interest at LIBOR + 295 basis points (with a LIBOR floor of 1.5% with respect to $54.4 million of the loan) and requires principal payments of $5.0 million annually. In connection with this loan, a subsidiary of AmeriCold Realty Trust entered into an interest-rate cap agreement with a maximum LIBOR of 6.50% on the entire amount of the loan.

(4)	Senior Note — Note A: $79.8 million at variable interest rate, LIBOR + 189 basis points, $4.7 million at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $23.5 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. In connection with this loan, we entered into interest-rate cap agreement with a maximum LIBOR of 4.52% on all notes. All notes amortized based on a 25-year schedule.

(5)	We and our JV partner each obtained separate letters of credit to guarantee the repayment of up to $4.3 million each of principal of the Main Street Partners, L.P. loan.

(6)	This loan has one one-year extension option.

(7)	This loan has two one-year extension options.

(8)	In December 2004, Crescent 1301 McKinney, L.P. entered into a LIBOR interest-rate cap agreement with a notional amount of $73.4 million, which limits the LIBOR interest rate exposure to 3.5%. Fulbright Tower Office Property was formerly known as 1301 McKinney.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
9. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY
The following is a summary of our debt financing at June 30, 2005:

Secured Debt	June 30, 2005
(in thousands)
AEGON Partnership Note due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Funding III, IV and V Properties (Greenway Plaza)	$251,695

Bank of America Funding XII Term Loan due January 2006, bears interest at LIBOR plus 225 basis points (at June 30, 2005, the interest rate was 5.36%) with a two-year interest-only term and a one-year extension option, secured by the Funding XII Properties	167,403

GACC Note(1), due June 2007, bears interest at LIBOR plus 147 basis points (at June 30, 2005, the interest rate was 4.63%) with a two-year interest-only term and three one-year extension options, secured by Funding One Properties	165,000

Cigna Note due June 2010, bears interest at 5.22% with an interest-only term, secured by the 707 17th Street Office Property and the Denver Marriott City Center	70,000

Bank One Construction Loan(2) due in October 2006, bears interest at LIBOR plus 275 basis points (at June 30, 2005, the interest rate was 5.76%) secured by Northstar-Iron Horse and Great Bear	54,545

Morgan Stanley Mortgage Capital Inc. Note I due October 2011, bears interest at 5.06% with an interest-only term, secured by the Alhambra Office Property	50,000

Bank of America Note due May 2013, bears interest at 5.53% with an initial 2.5-year interest- only term (through November 2005), followed by monthly principal and interest payments based on a 30-year amortization schedule, secured by The Colonnade Office Property	38,000

Metropolitan Life Note V due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Datran Center Office Property	36,473

Metropolitan Life Note VII due May 2011, bears interest at 4.31% with monthly interest-only payments, secured by the Dupont Centre Office Property	35,500

Mass Mutual Note(3) due August 2006, bears interest at 7.75% with principal and interest payments based on a 25-year amortization schedule, secured by the 3800 Hughes Parkway Office Property	35,439

Column Financial Note due April 2015, bears interest at 5.59% with an interest-only term, secured by the Peakview Tower Office Property	33,000

Northwestern Life Note due November 2008, bears interest at 4.94% with an interest-only term, secured by the 301 Congress Avenue Office Property	26,000

Allstate Note(3) due September 2010, bears interest at 6.65% with principal and interest payments based on a 25-year amortization schedule, secured by the 3993 Hughes Parkway Office Property	25,148

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Secured Debt – Continued	June 30, 2005
(in thousands)
JP Morgan Chase Note II due September 2011, bears interest at 4.98% with an interest-only term, secured by the 3773 Hughes Parkway Office Property	$24,755

Metropolitan Life Note VI(3) due October 2009, bears interest at 7.71% with principal and interest payments based on a 25-year amortization schedule, secured by the 3960 Hughes Parkway Office Property	23,469

JP Morgan Chase Note I due September 2011, bears interest at 4.98% with an interest-only term, secured by the 3753 and 3763 Hughes Parkway Office Properties	14,350

Fleet National Bank Note(4) maturing November 2007, bears interest at LIBOR plus 200 basis points (at June 30, 2005, the interest rate was 5.28%) with an interest-only term, secured by the Jefferson Station Apartments	12,505

FHI Finance Loan(5) bears interest at LIBOR plus 450 basis points (at June 30, 2005, the interest rate was 7.64%), with an initial interest-only term until the Net Operating Income Hurdle Date, followed by monthly principal and interest payments based on a 20-year amortization schedule through maturity in September 2009, secured by the Sonoma Mission Inn & Spa	10,000

Northwestern Life Note II(3) due July 2007, bears interest at 7.40% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the 3980 Hughes Parkway Office Property	9,882

Woodmen of the World Note due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through November 2006), followed by monthly principal and interest payments based on a 25-year amortization schedule, secured by the Avallon IV Office Property	8,500

Wells Fargo Note due February 2008, bears interest at LIBOR plus 125 basis points (at June 30, 2005, the interest rate was 4.44%) with an interest-only term, secured by 3770 Hughes Parkway Office Property	7,800

The Rouse Company Notes due December 2005, bear interest at prime rate plus 100 basis points (at June 30, 2005, the interest rate was 7.25%) with an interest-only term, secured by undeveloped land at Hughes Center	7,500

National Bank of Arizona Revolving Line of Credit(6) maturing in June 2006, bears interest at prime rate plus 0 to 100 basis points (at June 30, 2005, the interest rate was 6.25% to 7.25%) secured by certain DMDC assets	4,719

Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from 2.90% to 13.75% at June 30, 2005, with maturities ranging between July 2005 and April 2010, secured by various CRDI and MVDC projects(7)	68,453

Defeased Debt

LaSalle Note II bears interest at 7.79% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in March 2006, secured and funded by defeasance investments	156,338

LaSalle Note I(8) due August 2007, bears interest at 7.83% with monthly principal and interest payments based on a 25-year amortization schedule, secured and funded by defeasance investments	102,516

Nomura Funding VI Note due July 2010, bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule, secured and funded by defeasance investments	7,555

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Unsecured Debt	June 30, 2005
(in thousands)
2009 Notes(9) bear interest at a fixed rate of 9.25% with a seven-year interest-only term, due April 2009 with a call date of April 2006	$375,000

2007 Notes bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due September 2007	250,000

Credit Facility(10) interest-only due December 2006, bears interest at LIBOR plus 200 basis points (at June 30, 2005, the interest rate was 5.19%)	177,000

Junior Subordinated Notes due June 2035, bears interest at 3 month LIBOR plus 200 basis points (at June 30, 2005, the interest rate was 5.35%)(11)	51,547

Total Notes Payable	$2,300,092

(1)	This note consists of a $110.0 million senior loan, a $40.0 million first mezzanine loan and a $15.0 million second mezzanine loan. In connection with this loan, we entered into LIBOR interest rate caps struck at 6.00% on a notional amount corresponding to each loan of $165.0 million through June 2005. Simultaneously, we sold a LIBOR interest rate cap with the same terms.

(2)	The facility is a $105.8 million construction facility secured by Northstar-Iron Horse and Great Bear.

(3)	We assumed these loans in connection with the Hughes Center acquisitions. The following table lists the unamortized premium associated with the assumption of above market interest rate debt which is included in the balance outstanding at June 30, 2005, the effective interest rate of the debt including the premium and the outstanding principal balance at maturity:

(dollars in thousands)
	Unamortized		Balance at
Loan	Premium	Effective Rate	Maturity
Mass Mutual Note	$1,546	3.47%	$32,692
Allstate Note	1,325	5.19%	20,882
Metropolitan Life Note VI	1,715	5.68%	19,295
Northwestern Life Note II	635	3.80%	8,689

Total	$5,221		$81,558

The premium was recorded as an increase in the carrying amount of the underlying debt and is being amortized using the effective interest rate method as a reduction of interest expense through maturity of the underlying debt.

(4)	This facility is a $41.0 million construction facility secured by the Jefferson Station Apartments in Dedham, Massachusetts and fully guaranteed by our partner.

(5)	Our joint venture partner, which owns a 19.9% interest in the Sonoma Mission Inn & Spa, had funded $10.0 million of renovations at the Sonoma Mission Inn & Spa through a mezzanine loan. The Net Operating Income Hurdle Date, as defined in the loan agreement, is the date as of which the Sonoma Mission Inn & Spa has achieved an aggregate Adjusted Net Operating Income, as defined in the loan agreement, of $12 million for a period of 12 consecutive calendar months.

(6)	This facility is a $20.0 million line of credit secured by certain DMDC land and asset improvements (revolving credit facility) and notes receivable (warehouse facility). The line restricts the revolving credit facility to a maximum outstanding amount of $14.0 million and is subject to certain borrowing base limitations and bears interest at prime (at June 30, 2005, the interest rate was 6.25%). The warehouse facility bears interest at prime plus 100 basis points (at June 30, 2005, the interest rate was 7.25%) and is limited to $6.0 million. The blended rate at June 30, 2005, for the revolving credit facility and the warehouse facility was 7.25%.

(7)	Includes $4.3 million of fixed rate debt ranging from 2.9% to 13.75% and $64.2 million of variable rate debt ranging from 6.00% to 7.25%.

(8)	In January 2005, we purchased a total of $115.7 million of U.S. Treasuries and government sponsored agency securities, or defeasance investments, to substitute as collateral for this loan. The cash flow from defeasance investments (principal and interest) matches the total debt service payment of this loan.

(9)	At our option, these notes can be called beginning in April 2006 for 104.6%, in April 2007 for 102.3% and beginning April 2008 and thereafter for par.

(10)	In February 2005, we entered into a new $300 million credit facility which replaces the previous facility. All outstanding amounts under the previous facility were repaid in full using cash on hand and proceeds from an initial borrowing under the new facility. Availability under the line of credit is subject to certain covenants including limitations on total leverage, fixed charge ratio, debt service coverage, minimum tangible net worth, and a specific mix of office and hotel assets and average occupancy of Office Properties. At June 30, 2005, the maximum borrowing capacity under the credit facility was $300.0 million. The outstanding balance excludes letters of credit issued under our credit facility of $11.8 million which reduces our maximum borrowing capacity.

(11)	See “Junior Subordinated Notes” below.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
     The following table shows information about our consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or our anticipated payoff dates.

			Weighted
		Percentage	Average		Weighted Average
(in thousands)	Balance	of Debt (1)	Rate		Maturity
Fixed Rate Debt	$1,577,943	69%	7.56%		3.5	years
Variable Rate Debt	722,149	31	5.31		3.3	years

Total Debt	$2,300,092	100%	6.85	%(2)	3.5	years

(1)	Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $446.9 million of hedged variable rate debt, are 88% and 12%, respectively.

(2)	Including the effect of hedge arrangements, the overall weighted average interest rate would have been 6.92%.
     Listed below are the aggregate principal payments by year required as of June 30, 2005, under our indebtedness. Scheduled principal installments and amounts due at maturity are included.

	Secured		Unsecured	Unsecured Debt
(in thousands)	Debt		Debt	Line of Credit	Total(1)
2005	$62,327		$—	$—	$62,327
2006	479,926	(2)	—	177,000 (3)	656,926
2007	296,930	(4)	250,000	—	546,930
2008	44,142		—	—	44,142
2009	271,963		375,000	—	646,963
Thereafter	291,257	(5)	51,547	—	342,804

	$1,446,545		$676,547	$177,000	$2,300,092

(1)	Based on contractual maturity and does not include extension options on Bank of America Funding XII Term Loan, Fleet National Bank Note, Wells Fargo Bank Loan or the GACC note.

(2)	Includes $155.2 million of defeased debt.

(3)	Borrowing under the credit facility.

(4)	Includes $100.0 million of defeased debt.

(5)	Includes $6.3 million of defeased debt.
     We are generally obligated by our debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under our loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for our secured debt, foreclosure on the property securing the debt. In addition, a default by us or any of our subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the credit facility, the 2007 Notes, 2009 Notes and the Bank of America Funding XII Term Loan after the notice and cure periods for the other indebtedness have passed. As of June 30, 2005, no event of default had occurred, and we were in compliance with all covenants related to our outstanding debt. Our debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the six months ended June 30, 2005, there were no circumstances that required prepayment penalties or increased collateral related to our existing debt.
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

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
Defeasance of LaSalle Note I
     In January 2005, we released the remaining properties in Funding I that served as collateral for the LaSalle Note I by purchasing an additional $115.7 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 3.20%. We placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the remainder of LaSalle Note I. The cash flow from these securities is structured to match the cash flow (principal and interest payments) required under the LaSalle Note I. This transaction was accounted for as an in-substance defeasance, therefore, the debt and the securities purchased remain on our Consolidated Balance Sheets.
Junior Subordinated Notes
     In June and July 2005, we completed two separate private offerings of $50.0 million and $25.0 million, respectively, of trust preferred securities through Crescent Real Estate Statutory Trust I and Crescent Real Estate Statutory Trust II, or the Trusts, Delaware statutory trusts which are our subsidiaries. The securities pay holders cumulative cash distributions at an annual rate of 3- month LIBOR plus 200 basis points. The securities mature in June and July 2035 and are callable at no premium after June and July 2010. In addition, we invested $1.5 million and $0.8 million in the Trusts’ common securities, representing 3% of the total capitalization of each of the Trusts.
     The Trusts used the proceeds from the offering and our investment to loan us $51.5 million and $25.8 million in junior subordinated notes with payment terms that mirror the distribution terms of the Trusts’ securities. The costs of the Trusts’ preferred offerings totaled approximately $1.5 million and $0.8 million of underwriting commissions and other expenses and are being amortized over a 30-year period. The proceeds from the sale of the notes, net of the costs of the Trusts’ preferred offerings and our investment in the Trust, were $48.5 million and $24.2 million. We used the net proceeds to pay down the Fleet Term loan.
     Under FIN 46 guidance, we have determined the Trusts are variable interest entities of which we are not the primary beneficiary, therefore, we do not consolidate the Trusts. Our consolidated financial statements present the notes issued to the Trusts in the “Junior subordinated notes” and our investments in the Trusts in the “Investments in unconsolidated companies” line items in our consolidated Balance Sheets. The interest on the notes is recorded as interest expense in our Consolidated Statements of Operations.
Construction Loan
     On July 26, 2005, we entered into a syndicated construction loan with Key Bank. The loan is a line of credit with a maximum commitment of $158.7 million which will be used for the development of the Residences at the Ritz-Carlton and the Ritz-Carlton Hotel and matures July 2007. The loan bears interest at LIBOR plus 225 basis points and has three one-year extension options. No amount was outstanding under the loan as of June 30, 2005.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
10. MARKETABLE SECURITIES
     The following tables present the cost, fair value and unrealized gains and losses as of June 30, 2005 and December 31, 2004, and the realized gains and change in Accumulated Other Comprehensive Income, or OCI, for the six months ended June 30, 2005 and 2004, for our marketable securities.

	As of June 30, 2005			As of December 31, 2004
(in thousands)		Fair	Unrealized		Fair	Unrealized
Type of Security	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Held to maturity(1)	$283,283	$280,629	$(2,654)	$175,853	$173,650	$(2,203)
Trading(2)	2,358	2,526	N/A	3,535	3,814	N/A
Available for sale(3)	20,660	21,587	927	25,191	26,227	1,036

Total	$306,301	$304,742	$(1,727)	$204,579	$203,691	$(1,167)

	For the six months ended		For the six months ended
	June 30, 2005		June 30, 2004
(in thousands)	Realized	Change	Realized	Change
Type of Security	Gain/(Loss)	In OCI	Gain/(Loss)	In OCI
Held to maturity(1)	$—	$ N/A	$—	$ N/A
Trading(2)	37	N/A	248	N/A
Available for sale(3)	—	109	1	(78)

Total	$37	$109	$249	$(78)

(1)	Held to maturity securities are carried at amortized cost and consist of U.S. Treasury and government sponsored agency securities purchased for the sole purpose of funding debt service payments on LaSalle Note I, LaSalle Note II and the Nomura Funding VI note.

(2)	Trading securities primarily consist of marketable securities purchased in connection with our dividend incentive unit program. These securities are included in “Other assets, net” in the accompanying Consolidated Balance Sheets and are marked to market value on a monthly basis with the change in fair value recognized in earnings.

(3)	Available for sale securities consist of marketable securities that we intend to hold for an indefinite period of time. At June 30, 2005, these securities consist of $15.2 million of bonds and $6.4 million of preferred stock which are included in “Other assets, net” in the accompanying Consolidated Balance Sheets and are marked to market value on a monthly basis with the corresponding unrealized gain or loss recorded in OCI.
     In June 2005, Fresh Choice, Inc. filed a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. Based on our evaluation of our preferred interest in Fresh Choice, Inc. at June 30, 2005, we have recorded a $1.5 million valuation reserve, of which $0.5 million was recorded during the six months ended June 30, 2005, bringing our net investment balance to $4.0 million. See Note 11, “Commitments and Contingencies,” for information regarding our agreement to sponsor the recapitalization of Fresh Choice pursuant to the terms of the plan of reorganization.
11. COMMITMENTS AND CONTINGENCIES
Guarantee Commitments
     The FASB issued Interpretation 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), requiring a guarantor to disclose its guarantees. For our guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantees. We have not recorded a liability associated with these guarantees as they were entered into prior to the adoption of FIN 45.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
     Our guarantees in place as of June 30, 2005 are listed in the table below.

	Guaranteed	Maximum
	Amount	Guaranteed
	Outstanding at	Amount at
(in thousands)	June 30, 2005	June 30, 2005
Debtor
CRDI – Eagle Ranch Metropolitan District — Letter of Credit (1)	$7,572	$7,572
Main Street Partners, L.P. — Letter of Credit (2) (3)	4,250	4,250

Total Guarantees	$11,822	$11,822

(1)	We provide a $7.6 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2)	See Note 8, “Investments in Unconsolidated Companies,” for a description of the terms of this debt.

(3)	We and our joint venture partner each obtained separate letters of credit to guarantee the repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.
Other Commitments
     In connection with the Canyon Ranch transaction, we have agreed to indemnify the founders regarding the tax treatment of the transaction, not to exceed $2.5 million, and certain other matters. We believe there is a remote likelihood that payment will ever be made related to these indemnities.
     In June 2005, Fresh Choice, Inc. filed a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. In connection with the Fresh Choice bankruptcy filing, we, together with Cedarlane Natural Foods, Inc., or Cedarlane, entered into an agreement with Fresh Choice and its unsecured creditors to sponsor the recapitalization of Fresh Choice pursuant to the terms of the plan of reorganization, as amended in July 2005, which we refer to as the Plan. Under the terms of the agreement, we and Cedarlane have jointly agreed that the unsecured creditors of Fresh Choice will receive a total of $5.5 million upon effectiveness of the Plan and $2.5 million in the form of a non-interest bearing note from Fresh Choice to be paid over a 24 month period. We and Cedarlane will own all of the equity interests in Fresh Choice. We currently expect that we and Cedarlane will purchase a new class of Series A preferred stock of Fresh Choice and that Fresh Choice will obtain additional debt financing to fund the remaining obligations under the Plan and working capital for the reorganized business. Under the terms of the Plan, the Series B preferred stock that we currently hold in Fresh Choice will remain outstanding and will be subordinated to the new Series A preferred stock. Effectiveness of the Plan is subject to approval of the bankruptcy court.
12. MINORITY INTERESTS
     Minority interests in the Operating Partnership represent the proportionate share of the equity in the Operating Partnership of limited partners other than Crescent. The ownership share of limited partners other than Crescent is evidenced by Operating Partnership units. The Operating Partnership pays a regular quarterly distribution to the holders of Operating Partnership units.
     Each Operating Partnership unit generally may be exchanged for either two common shares of Crescent or, at the election of Crescent, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent’s percentage interest in the Operating Partnership increases. During the six months ended June 30, 2005, there were 245,000 units exchanged for 490,000 common shares of Crescent.
     Minority interests in real estate partnerships represent joint venture or preferred equity partners’ proportionate share of the equity in certain real estate partnerships. We hold a controlling interest in the real estate partnerships and consolidate the real estate partnerships into our financial statements. Income in the real estate partnerships is allocated to minority interests based on weighted average percentage ownership during the year.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes minority interests as of June 30, 2005 and December 31, 2004:

	June 30,	December 31,
(in thousands)	2005	2004
Limited partners in the Operating Partnership	$101,728	$113,572
Development joint venture partners – Resort Residential Development Segment	32,606	33,760
Joint venture partners – Office Segment	9,289	9,308
Joint venture partners – Resort/Hotel Segment	5,886	6,513
Other	(93)	(242)

	$149,416	$162,911

     The following table summarizes the minority interests’ share of net income (loss) for the six months ended June 30, 2005 and 2004:

	June 30,	June 30,
(in thousands)	2005	2004
Limited partners in the Operating Partnership	$(1,553)	$(3,397)
Development joint venture partners – Resort Residential Development Segment	2,596	476
Joint venture partners – Office Segment	434	(41)
Joint venture partners – Resort/Hotel Segment	(627)	(818)
Other	149	(6)

	$999	$(3,786)

13. SHAREHOLDERS’ EQUITY
Distributions
     The following table summarizes the distributions paid or declared to common shareholders, unitholders and preferred shareholders during the six months ended June 30, 2005 (dollars in thousands, except per share amounts).

	Per Share					Annual
	Dividend/	Total		Record	Payment	Dividend/
Security	Distribution	Amount		Date	Date	Distribution
Common Shares/Units (1)	$0.375	$43,988	(2)	1/31/05	2/16/05	$1.50
Common Shares/Units (1)	$0.375	$43,991	(2)	4/29/05	5/13/05	$1.50
Series A Preferred Shares	$0.422	$5,991		1/31/05	2/16/05	$1.6875
Series A Preferred Shares	$0.422	$5,991		4/29/05	5/13/05	$1.6875
Series B Preferred Shares	$0.594	$2,019		1/31/05	2/16/05	$2.3750
Series B Preferred Shares	$0.594	$2,019		4/29/05	5/13/05	$2.3750

(1)	Represents one-half the amount of the distribution per unit because each unit is exchangeable for two common shares.

(2)	Does not include dividends on restricted units, which will be paid in arrears upon vesting.
14. STOCK AND UNIT BASED COMPENSATION
2005 Unit Plan
     The 2005 Unit Plan provides for the issuance by the Operating Partnership of up to 1,275,000 restricted Units (2,550,000 Common Share equivalents). Restricted units granted under the 2005 Unit Plan vest in 20% increments when the average closing price of our Common Shares on the New York Stock Exchange for the immediately preceding 40 trading days equals or exceeds $21.00, $22.50, $24.00, $25.50 and $27.00. The 2005 Unit Plan also gives discretion to the General Partner to establish one or more alternative objective annual performance targets for us. Any restricted unit that is not vested on or prior to June 30, 2010 will be forfeited. Each vested restricted unit will be exchangeable, beginning on the second anniversary of the date of grant, for cash equal to the value of two of our common shares based on the closing price of the common shares on the date of exchange, and subject to a six-month hold period following vesting, unless, prior to the date of the exchange, we request and obtain shareholder approval authorizing us, at our discretion, to deliver instead two common shares in exchange for each such restricted unit. Regular quarterly distributions on unvested restricted units are payable upon vesting. During the quarter ended June 30, 2005, the

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating Partnership granted a total of 1,080,000 Partnership Units (2,160,000 common share equivalents) under the 2005 Unit Plan. We obtained a third-party valuation to determine the fair value of the restricted units issued under the 2005 Unit Plan. The third-party, utilizing a series of methods including binomial and trinomial lattice-based models, probabilistic analysis and models to estimate the implied long-term dividend growth rate, determined the fair value of the restricted units granted to be approximately $13.0 million, which is being amortized on a straight-line basis over the related service period. For the six months ended June 30, 2005, approximately $0.3 million was recorded as compensation expense related to this grant.
15. INCOME TAXES
     Deferred income taxes reflect the net tax effect of temporary differences between the financial reporting carrying amounts of assets and liabilities of the taxable consolidated entities and the income tax basis. For the six months ended June 30, 2005, the taxable consolidated entities were comprised of our taxable REIT subsidiaries.
     We intend to maintain our qualification as a REIT under Section 856 of the U.S. Internal Revenue Code of 1986, as amended (the Code). As a REIT, we generally will not be subject to federal corporate income taxes as long as we satisfy certain technical requirements of the Code, including the requirement to distribute 90% of our REIT taxable income to our shareholders. Accordingly, we do not believe that we will be liable for current income taxes on our REIT taxable income at the federal level or in most of the states in which we operate. We consolidate certain taxable REIT subsidiaries, which are subject to federal and state income tax. For the six months ended June 30, 2005 and 2004, our income tax benefit from continuing operations was $1.5 million and $6.9 million, respectively. Our $1.5 million income tax benefit at June 30, 2005, consists primarily of $4.6 million for the Resort Residential Development Segment and $2.1 million for the Resort/Hotel Segment, partially offset by $1.6 million tax expense for the Office Segment and $3.6 million expense for other taxable REIT subsidiaries.
     Our total net tax asset of approximately $15.8 million at June 30, 2005, includes $13.4 million of net deferred tax assets. SFAS No. 109, “Accounting for Income Taxes,” requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The change in the valuation allowance was not significant for the six months ended June 30, 2005.
16. RELATED PARTY TRANSACTIONS
     We have a policy which allows employees to purchase our residential properties marketed and sold by our subsidiaries in the ordinary course of business. This policy requires the individual to purchase the property for personal use or investment and requires the property to be held for at least two years. In addition this policy requires, among other things, that the prices paid by affiliates must be equivalent to the prices paid by unaffiliated third parties for similar properties in the same development and that the other terms and conditions of the transaction must be at least as beneficial to us as the terms and conditions with respect to the other properties in the same development. In the first quarter of 2005, two executive officers entered into binding contracts to purchase three condominium units at two of our resort residential development projects.
17. COPI
     On February 14, 2002, we entered into an agreement with Crescent Operating, Inc., or COPI, pursuant to which we and COPI agreed to jointly seek approval by the bankruptcy court of a pre-packaged bankruptcy plan for COPI. On January 19, 2005, the bankruptcy plan became effective upon COPI’s providing notification to the bankruptcy court that all conditions to effectiveness had been satisfied. Following the effectiveness of the bankruptcy plan, we issued 184,075 common shares to the stockholders of COPI in satisfaction of our final obligation under the agreement with COPI. The common shares were valued at approximately $3.0 million in accordance with the terms of our agreement with COPI and the provisions of the bankruptcy plan, and the issuance of the shares was recorded as a reduction to the liability recorded in 2001. As stockholders of COPI, certain of our trust managers and executive officers, as a group, received an aggregate of approximately 25,000 common shares.

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
     The following factors might cause such a difference:
▪	Our ability, at our office properties to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration on favorable terms, which continue to be adversely affected by existing real estate conditions (including the vacancy levels in particular markets, decreased rental rates and competition from other properties) and may also be adversely affected by general economic downturns;

▪	The continuation of relatively high vacancy rates and reduced rental rates in our office portfolio as a result of conditions within our principal markets;

▪	Our ability to reinvest available funds at anticipated returns and consummate anticipated office acquisitions on favorable terms and within anticipated time frames;

▪	Adverse changes in the financial condition of existing tenants;

▪	The ability of El Paso Energy to satisfy its obligations to pay rent and termination fees in accordance with the terms of its agreement with us;

▪	The ability to develop, sell and deliver residential units and lots within anticipated time frames;

▪	Deterioration in the market or in the economy generally and increases in construction costs associated with development of residential land or luxury residences, including single-family homes, town homes and condominiums;

▪	Financing risks, such as our ability to generate revenue sufficient to service and repay existing or additional debt, increases in debt service associated with increased debt and with variable-rate debt, our ability to meet financial and other covenants and our ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

▪	Deterioration in our resort/business-class hotel markets or in the economy generally;

▪	The concentration of a significant percentage of our office assets in Texas;

▪	The existence of complex regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT; and

▪	Other risks detailed from time to time in our filings with the SEC.
     Given these uncertainties, readers are cautioned not to place undue reliance on such statements. We are not obligated to update these forward-looking statements to reflect any future events or circumstances.

Overview
     We are a REIT with assets and operations divided into four investment segments: Office, Resort Residential Development, Resort/Hotel and Temperature-Controlled Logistics. Our strategy with respect to each investment segment is outlined below.
Office Segment
     The gross book value of our office real estate assets (unleveraged) total approximately $2.6 billion, or 60%. Institutional investors continue to increase their allocation to direct ownership of real estate. Our strategy is to align ourselves with these institutional partners and become a significant manager of this institutional capital. We believe this partnering makes us more competitive in acquiring new properties, and it enhances our return on equity by 300 to 500 basis points when compared to the returns we receive as a 100% owner. Where possible, we strive to negotiate performance based incentives that allow for additional equity to be earned if return targets are exceeded.
     Consistent with this strategy, we continually evaluate our existing portfolio for potential joint venture opportunities. We currently hold 48% of our office portfolio in joint ventures, and we will continue to joint venture more assets in our portfolio, which will enable us to further increase our return on equity as well as gain access to equity for reinvestment.
     Further, two additional aspects of our office strategy are selective developments and mezzanine investments. We plan to start construction in the third quarter of 2005 on a new 253,000 square foot office building as an addition to the Hughes Center complex in Las Vegas, Nevada and we recently entered into a joint venture with Hines to develop a 260,000 square foot office building in Irvine, California. In addition, we have entered into approximately $122 million of mezzanine financing investments, of which approximately $89 million relates to Office Properties, since the end of 2004 and currently anticipate making equity investments of up to $200 million in mezzanine investments.
Resort Residential Development Segment
     The gross book value of our real estate assets (unleveraged) in the upscale resort residential development business is approximately $760 million, or 17%. We have 28 different projects under development or planned, with the most significant project in terms of future cash flow being our investment in Tahoe Mountain Resorts in California. This development is a partnership with East West Partners which encompasses more than 2,600 total lots and units either started or scheduled for development over the next 8 to 10 years and is expected to generate in excess of $3.5 billion in sales. We expect our investment in Tahoe to be a long-term source of earnings and cash flow growth as new projects are designed and developed. We view our resort residential developments as a business and believe that, beyond the net present value of existing projects, there is substantial enterprise value in our exclusive relationships with the development teams and our collective ability to identify and develop new projects.
Resort/Hotel Segment
     We have approximately $427 million, or 10% of gross book value of real estate assets (unleveraged), in five resorts and three upscale business-class hotels. In addition, we recently completed the recapitalization of our Canyon Ranch properties. We believe Canyon Ranch is well positioned for significant growth, with a large portion of this growth coming from the addition of several Canyon Ranch Living communities. The focal point of these communities is a large, comprehensive wellness facility. Canyon Ranch will partner with developers on these projects and earn fees for the licensing of the brand name, design and technical services, and the ongoing management of the facilities. Canyon Ranch currently has one such development under construction in Miami Beach and others are under consideration.
Temperature-Controlled Logistics Segment
     Temperature-Controlled Logistics consists of our 31.7% ownership in AmeriCold Realty Trust, a REIT. AmeriCold is the largest operator of temperature-controlled warehouse space in North America. We are, and expect to continue, experiencing increased returns on our investment through improved operations due to both the (1) simplification of the AmeriCold structure, which in fourth quarter 2004 entailed merging the operating company (AmeriCold Logistics) and the real estate company (AmeriCold Realty Trust) into one organization, and (2) sale of 20.7% of AmeriCold’s common shares to affiliates of The Yucaipa Companies, a private equity firm with significant expertise in the food distribution, logistics and retail industries. These affiliates of Yucaipa provide assistance in the day-to-day management of AmeriCold’s operations.
Other
     One of our ongoing strategies has also been to dispose of Office Properties and other investments that do not meet our investment return requirements. We sold $221 million of non-core assets in 2004 and 2005, and expect to sell an additional $281 million in the near term, including land holdings that currently do not contribute to our earnings. As the expected sales are completed, we plan to use the proceeds to acquire real estate assets and pay down consolidated debt and other obligations.

Office Segment
     The following table shows the performance factors on stabilized properties, excluding properties held for sale, used by management to assess the operating performance of the Office Segment:

	2005		2004
Economic Occupancy(1) (at June 30 and December 31)		87.3%		88.6%
Leased Occupancy(2) (at June 30 and December 31)		89.2%		89.9%
In-Place Weighted Average Full-Service Rental Rate (at June 30 and December 31)		$22.74		$22.63
Tenant Improvement and Leasing Costs per Sq. Ft. per year (three months ended June 30)		$3.47		$3.46
Tenant Improvement and Leasing Costs per Sq. Ft. per year (six months ended June 30)		$3.52		$3.13
Average Lease Term (three months ended June 30)	6.5	years	5.9	years
Average Lease Term (six months ended June 30)	6.1	years	6.4	years
Same-Store NOI(3) (Decline) (three months ended June 30)		(2.8)%		(2.9)%
Same-Store NOI(3) (Decline) (six months ended June 30)		(1.2)%		(3.5)%
Same-Store Average Occupancy (three months ended June 30)		87.0%		86.1%
Same-Store Average Occupancy (six months ended June 30)		87.4%		85.8%

(1)	Economic occupancy reflects the occupancy of all tenants paying rent.

(2)	Leased occupancy reflects the amount of contractually obligated space, whether or not commencement has occurred.

(3)	Same-store NOI (net operating income) represents office property net income excluding depreciation, amortization, interest expense and non-recurring items such as lease termination fees for Office Properties owned for the entirety of the comparable periods.
     For the remainder of 2005, we expect continued improvement in the economy. This allows us to remain cautiously optimistic about economic occupancy gains in 2005. We expect that year-end 2005 economic occupancy for our portfolio will increase to approximately 88% — 89%.
Resort Residential Development Segment
     The following tables show the performance factors used by management to assess the operating performance of the Resort Residential Development Segment. Information is provided for the CRDI Resort Residential Development Properties and the Desert Mountain Resort Residential Development Properties, which represent our significant investments in this Segment as of June 30, 2005.
CRDI

	For the three months ended June 30,
(dollars in thousands)	2005	2004
Resort Residential Lot Sales	94	92
Resort Residential Unit Sales:
Townhome Sales	—	1
Condominium Sales	51	3
Equivalent Timeshare Sales	3.69	2.87
Average Sales Price per Resort Residential Lot	$74	$95
Average Sales Price per Resort Residential Unit	$741	$1,495

	For the six months ended June 30,
(dollars in thousands)	2005	2004
Resort Residential Lot Sales	217	119
Resort Residential Unit Sales:
Townhome Sales	—	3
Condominium Sales	55	8
Equivalent Timeshare Sales	6.46	3.42
Average Sales Price per Resort Residential Lot	$62	$121
Average Sales Price per Resort Residential Unit	$889	$1,254
     CRDI, which invests primarily in mountain residential real estate in Colorado and California and residential real estate in downtown Denver, Colorado, is highly dependent upon the national economy and customer demand. For the remainder of 2005, management expects that unit sales will continue to increase over 2004, but the average sales price will decrease at CRDI due to product mix, with approximately 85% closed or pre-sold as of July 22, 2005. In addition, lot sales are expected to increase in 2005 over 2004.

Desert Mountain

	For the three months ended June 30,
(dollars in thousands)	2005	2004
Resort Residential Lot Sales	22	23
Average Sales Price per Lot (1)	$1,014	$683

(1)	Includes equity golf membership

	For the six months ended June 30,
(dollars in thousands)	2005	2004
Resort Residential Lot Sales	31	39
Average Sales Price per Lot (1)	$1,039	$792

(1)	Includes equity golf membership
     Desert Mountain is in the latter stages of development and management anticipates minor additions to its decreasing available inventory. While a higher average lot sales price is projected in 2005, total sales are expected to be lower as a result of reduced inventory availability.
Resort/Hotel Segment
     The following table shows the performance factors used by management to assess the operating performance of our Resort/Hotel Properties.

	For the three months ended June 30,
			Average		Average		Revenue Per
	Same Store NOI		Occupancy		Daily		Available
	% Change		Rate		Rate		Room/Guest Night
	2005	2004	2005	2004	2005	2004	2005	2004
Canyon Ranch and Luxury Resorts and Spas	75%	(25)%	68%	64%	$519	$489	$339	$299
Upscale Business Class Hotels	53%	(17)%	76%	67%	123	117	94	78

	For the six months ended June 30,
			Average		Average		Revenue Per
	Same Store NOI		Occupancy		Daily		Available
	% Change		Rate		Rate		Room/Guest Night
	2005	2004	2005	2004	2005	2004	2005	2004
Canyon Ranch and Luxury Resorts and Spas	35%	(12)%	71%	66%	$550	$523	$374	$335
Upscale Business Class Hotels	42%	(23)%	74%	66%	122	118	90	78
     We anticipate an 8% to 10% increase in revenue per available room in 2005 at the Resort/Hotel Properties and a 3 to 5 percentage point increase in occupancy, driven by the continued recovery of the economy and travel industry and improvement from Sonoma Mission Inn and Spa and Ventana Inn and Spa, which had rooms under renovation in 2004.

Recent Developments
Joint Ventures
Canyon Ranch®
     On January 18, 2005, we contributed Canyon Ranch Tucson, our 50% interest and our preferred interest in CR Las Vegas, LLC and our 30% interest in CR License, L.L.C., CR License II, L.L.C., CR Orlando LLC and CR Miami LLC, to two newly formed entities, CR Spa, LLC and CR Operating, LLC. In exchange, we received a 48% common equity interest in each new entity. The remaining 52% interest in these entities is held by the founders of Canyon Ranch, who contributed their interests in CR Las Vegas, LLC, CR License II, L.L.C., CR Orlando LLC and CR Miami LLC and the resort management contracts. In addition, we sold Canyon Ranch Lenox to a subsidiary of CR Operating, LLC. The founders of Canyon Ranch sold their interest in CR License, L.L.C. to a subsidiary of CR Operating, LLC. As a result of these transactions, the new entities own the following assets: Canyon Ranch Tucson, Canyon Ranch Lenox, Canyon Ranch SpaClub at the Venetian Resort in Las Vegas, Canyon Ranch SpaClub on the Queen Mary 2 ocean liner, Canyon Ranch Living Community in Miami, Florida, Canyon Ranch SpaClub at The Gaylord Palms Resort in Kissimmee, Florida, and the Canyon Ranch trade names and trademarks.
     In addition, the newly formed entities completed a private placement of Mandatorily Redeemable Convertible Preferred Membership Units for aggregate gross proceeds of approximately $110.0 million. In this private placement, Richard E. Rainwater, Chairman of our Board of Trust Managers, and certain of his family members purchased approximately $27.1 million of these units on terms identical to those extended to all other investors. The units are convertible into a 25% common equity interest in CR Spa, LLC and CR Operating, LLC and pay distributions at the rate of 8.5% per year in years one through seven, and 11% in years eight through ten. At the end of ten years, or upon earlier redemption by us, the holders of the units are entitled to receive a premium in an amount sufficient to result in a cumulative return of 11% per year. The units are redeemable after seven years at our option. Also on January 18, 2005, the new entities completed a $95.0 million financing with Bank of America. The loan has an interest-only term until maturity in February 2015, bears interest at 5.94% and is secured by the Canyon Ranch Tucson and Canyon Ranch Lenox Destination Resort Properties. As a result of these transactions, we received proceeds of approximately $91.9 million, which was used to pay down or defease debt related to our previous investment in the Properties and to pay down our credit facility. No gain or loss was recorded in connection with the above transactions. Following these transactions, we account for our interests in CR Spa, LLC and CR Operating, LLC under the equity method of accounting.
Fulbright Tower
     On February 24, 2005, we contributed Fulbright Tower, subject to the Morgan Stanley Mortgage Capital Inc. Note of $70.0 million, and an adjacent parking garage, to a limited partnership in which we have a 23.85% interest, a fund advised by JPM has a 60% interest and GE has a 16.15% interest. The property was valued at $106.0 million and the transaction generated net proceeds to us of approximately $33.4 million which were used to pay down our credit facility. The joint venture was accounted for as a partial sale of the Office Property, resulting in a net gain of approximately $0.5 million.
Von Karman Office Development in Irvine
     On June 9, 2005, we entered into a joint venture arrangement, Crescent Irvine LLC, with an affiliate of Hines. The joint venture purchased a land parcel located in the John Wayne submarket in Irvine, California, for $12.0 million. In addition, we have committed to co-develop a 260,000 square-foot Class A office property on the acquired site. Hines owns a 60% interest and we own a 40% interest in the joint venture. The initial cash equity contribution to the joint venture was $12.2 million, of which our portion was $4.9 million. Development is expected to begin in the first quarter of 2006. We account for our interest in Crescent Irvine LLC under the equity method of accounting.
One Buckhead Plaza
     On June 29, 2005, we contributed One Buckhead Plaza, subject to the Morgan Stanley Note of $85.0 million, to a limited partnership in which we have a 35% interest and Metzler US Real Estate Fund LP has a 65% interest. The property was valued at $130.5 million and the transaction generated net proceeds to us of approximately $28.0 million, which were used to pay down our credit facility. The joint venture was accounted for as a partial sale of the Office Property, resulting in a net gain of approximately $0.4 million. None of the mortgage financing at the joint venture level is guaranteed by us.

Redtail Capital Partners, L.P.
     On May 10, 2005, we entered into an agreement with Capstead Mortgage Corporation pursuant to which we formed a joint venture to invest up to $100 million in equity in select mezzanine loans on commercial real estate over a four-year period. The agreement also provides that we and Capstead may form a second joint venture to invest up to an additional $100 million in equity. Capstead is committed to 75% of the capital of each of the two partnerships, or up to $150.0 million, and we are committed to 25%, or up to $50.0 million. We will be responsible for identifying investment opportunities and managing the portfolios and will earn a management fee and incentives based on portfolio performance. As of June 30, 2005, the first partnership had made no investments and, accordingly, we had made no capital contributions.
Acquisitions of Office Properties
     On February 7, 2005, we acquired the Exchange Building, a 295,525 square foot Class A Office Property located in Seattle, Washington. We acquired the Office Property for approximately $52.5 million, funded by a draw on our credit facility. This property is wholly-owned and is included in our Office Segment.
     On April 8, 2005, we acquired One Buckhead Plaza, a 20-story, 461,669 square-foot Class A office property located in the Buckhead submarket in Atlanta. We acquired the office property for approximately $130.5 million, funded by an $85.0 million loan from Morgan Stanley and a draw on our credit facility. This property was subsequently contributed to a joint venture.
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
     On June 30, 2005, we completed the sale of approximately 1.43 acres of undeveloped investment land in Houston, Texas. The sale generated proceeds, net of selling costs, of approximately $6.1 million and a net gain of approximately $4.1 million reflected in the “Income from investment land sales, net” line item in our Consolidated Statements of Operations. The proceeds from the sale were used primarily to pay down our credit facility.
Other Real Estate Investments
     On February 7, 2005, we purchased an existing $34.5 million mezzanine loan in which we immediately sold a 50% participating interest for $17.3 million. The loan is secured by ownership interests in an entity that owns an office property in New York. The loan bears interest at LIBOR plus 775 basis points (11.09 % as of June 30, 2005) with an interest-only term until maturity in March 2007, subject to the right of the borrower to extend the loan pursuant to three one-year extension options.
     On March 31, 2005, we purchased an existing $32.9 million mezzanine loan for $33.2 million secured by ownership interests in an entity that owns a resort in Florida. The loan bears interest at a fixed rate of 12% with an interest-only term until maturity in April 2008, subject to the right of the borrower to extend the loan pursuant to one four-year extension bearing either a floating or fixed interest rate at the borrower’s election. The floating rate would be LIBOR plus 600 basis points and the fixed rate would be determined at the beginning of the extension term at the rate of a similarly maturing U.S. Treasury security plus 600 basis points. During the extension, the borrower must make principal payments based on a 25-year amortization schedule.
     On May 31, 2005, we funded a $20.0 million mezzanine loan secured by ownership interests in an entity that owns an office property in Los Angeles, California. The loan bears interest at LIBOR plus 825 basis points (11.59% at June 30, 2005) with an interest-only term until maturity in June 2007, subject to the right of the borrower to two six-month extensions and a third extension ending December 1, 2008. We determined that the entity is a VIE under FIN 46R of which we are not the primary beneficiary; therefore, we do not consolidate the entity. Our maximum exposure to loss is limited to the amount of the loan.
     On June 9, 2005, we funded a $12.0 million mezzanine loan secured by ownership interests in an entity that owns an office property in Dallas, Texas. The loan bears interest at LIBOR plus 850 basis points (11.84% at June 30, 2005) with an interest-only term until maturity in June 2007, subject to the right of the borrower to extend the loan pursuant to three one-year extension options.

Results of Operations
     The following table shows the variance in dollars for certain of our operating data between the three and six months ended June 30, 2005 and 2004.

	Total variance in	Total variance in
	dollars between	dollars between
	the three months	the six months
	ended June 30,	ended June 30,
(in millions)	2005 and 2004	2005 and 2004
REVENUE:
Office Property	$(35.2)	$(65.2)
Resort Residential Development Property	30.2	37.0
Resort/Hotel Property	(17.5)	(34.3)

Total Property revenue	$(22.5)	$(62.5)

EXPENSE:
Office Property real estate taxes	$(6.1)	$(12.4)
Office Property operating expenses	(6.0)	(11.3)
Resort Residential Development Property expense	21.8	30.1
Resort/Hotel Property expense	(17.6)	(31.4)

Total Property expense	$(7.9)	$(25.0)

Income from Property Operations	$(14.6)	$(37.5)

OTHER INCOME (EXPENSE):
Income from investment land sales, net	$4.0	$7.5
Gain on joint venture of properties, net	1.0	1.5
Gain on property sales, net	0.2	0.2
Interest and other income	4.9	7.5
Corporate general and administrative	(4.3)	(7.7)
Interest expense	9.4	21.1
Amortization of deferred financing costs	0.9	2.7
Extinguishment of debt	0.7	1.3
Depreciation and amortization	0.4	5.8
Other expenses	0.1	(0.5)
Equity in net income (loss) of unconsolidated companies:
Office Properties	2.2	4.2
Resort Residential Development Properties	0.5	0.5
Resort/Hotel Properties	(0.6)	1.0
Temperature-Controlled Logistics Properties	1.5	1.3
Other	5.1	11.3

Total other income (expense)	$26.0	$57.7

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	$11.4	$20.2

Minority interests	(3.2)	(4.8)
Income tax benefit	(5.0)	(5.3)

LOSS BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$3.2	$10.1

Income from discontinued operations, net of minority interests	(1.8)	(3.0)
Impairment charges related to real estate assets from discontinued operations, net of minority interests	0.4	2.4
(Loss) gain on real estate from discontinued operations, net of minority interests	2.1	3.6
Cumulative effect of a change in accounting principle, net of minority interests	—	0.4

NET LOSS	$3.9	$13.5

Series A Preferred Share distributions	—	(0.3)
Series B Preferred Share distributions	—	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$3.9	$13.2

Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004
Property Revenues
     Total property revenues decreased $22.5 million, or 9.6%, to $211.2 million for the three months ended June 30, 2005, as compared to $233.7 million for the three months ended June 30, 2004. The primary components of the decrease in total property revenues are discussed below.
•	Office Property revenues decreased $35.2 million, or 26.9%, to $95.5 million, primarily due to:
▪	a decrease of $41.9 million due to the joint ventures of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004, partially offset by One Buckhead Plaza, which was acquired in April 2005 and joint ventured in June 2005;

▪	a decrease of $3.8 million in net lease termination fees (from $5.9 million to $2.1 million); and

▪	a decrease of $1.4 million from the 45 consolidated Office Properties (excluding 2004 and 2005 acquisitions, dispositions and properties held for sale) that we owned or had an interest in, primarily due to a decrease in full service weighted average rental rates (from $21.25 to $20.64), offset by a 1.8 percentage point increase in average occupancy (from 82.7% to 84.5%) and increased recoveries due to increased recoverable expenses; partially offset by

▪	an increase of $7.5 million from the acquisition of Hughes Center in December 2003 through May 2004, Dupont Centre in March 2004, The Alhambra in August 2004, One Live Oak and Peakview Tower in December 2004 and the Exchange Building in February 2005; and

▪	an increase of $4.5 million resulting from third party management and leasing services and related direct expense reimbursements due to the joint venture of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004, and the joint venture of Fulbright Tower in February 2005.
•	Resort Residential Development Property revenues increased $30.2 million, or 54.3%, to $85.8 million, primarily due to:
▪	an increase of $26.6 million in CRDI revenues related to product mix and lots and units available for sale in 2005 versus 2004, primarily at the Horizon Pass project in Bachelor Gulch, Colorado, Creekside II at Riverfront Park in Denver, Colorado and Delgany in Denver, Colorado which had sales in the three months ended June 30, 2005, but none in the same period in 2004; partially offset by the Cresta project in Arrowhead, Colorado, and Eagle Ranch project in Eagle, Colorado which had sales in the three months ended June 30, 2004, but reduced or no sales in the same period in 2005; and

▪	an increase of $4.9 million at DMDC primarily due to an increase in the average price per lot (from $0.7 million to $1.0 million); partially offset by

▪	a decrease of $1.1 million at MVDC primarily due to the sell out of remaining lots in June 2004.
•	Resort/Hotel Property revenues decreased $17.5 million, or 36.9%, to $29.9 million, primarily due to:
▪	a decrease of $23.3 million due to the contribution, in January 2005, of the Canyon Ranch Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment; partially offset by

▪	an increase of $2.2 million in room revenue at the Resort Properties primarily related to a 37% increase in revenue per available room (from $116 to $159) resulting from:
-	a 19% increase in average daily rate (from $233 to $278) related to increases at all Resort Properties; and

-	a 7 percentage point increase in occupancy (from 50% to 57%) primarily related to the renovation of 97 historic inn rooms at the Sonoma Mission Inn which were out of service during the first two quarters of 2004 and 13 rooms at the Ventana Inn which were out of service in the second quarter of 2004;
▪	an increase of $1.7 million in food and beverage, spa and other revenue primarily at the Sonoma Mission Inn due to a 12 percentage point increase in occupancy (from 62% to 74%);

▪	an increase of $1.0 million in room revenue at the Upscale Business Class Hotel Properties primarily due to a 21% increase in revenue per available room (from $78 to $94) resulting from a 5% increase in average daily rate (from $117 to $123) and a 9 percentage point increase in occupancy (from 67% to 76%); and

▪	an increase of $1.0 million in food and beverage revenue at the Upscale Business Class Hotel Properties primarily related to the 9 percentage point increase in occupancy (from 67% to 76%).

Property Expenses
     Total property expenses decreased $7.9 million, or 5.2%, to $145.2 million for the three months ended June 30, 2005, as compared to $153.1 million for the three months ended June 30, 2004. The primary components of the variances in property expenses are discussed below.
•	Office Property expenses decreased $12.1 million, or 20.2%, to $47.9 million, primarily due to:
▪	a decrease of $19.8 million due to the joint venture of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004, partially offset by One Buckhead Plaza, which was acquired in April 2005 and joint ventured in June 2005; partially offset by

▪	an increase of $4.2 million related to the cost of providing third party management services due to the joint ventures of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004, and the joint venture of Fulbright Tower in February 2005, which are recouped by increased third party fee income and direct expense reimbursements;

▪	an increase of $2.8 million from the acquisition of Hughes Center in December 2003 through May 2004, Dupont Centre in March 2004, The Alhambra in August 2004, One Live Oak and Peakview Tower in December 2004 and the Exchange Building in February 2005; and

▪	an increase of $0.6 million in operating expenses of the 45 consolidated Office Properties (excluding 2004 and 2005 acquisitions, dispositions and properties held for sale) that we owned or had an interest in.
•	Resort Residential Development Property expenses increased $21.8 million, or 42.1%, to $73.6 million, primarily due to:
▪	an increase of $20.8 million in CRDI cost of sales related to product mix in lots and units available for sale in 2005 versus 2004, primarily at the Horizon Pass project in Bachelor Gulch, Colorado; Creekside II at Riverfront Park in Denver, Colorado and Delgany in Denver, Colorado which had sales in the three months ended June 30, 2005, but none in the same period in 2004; partially offset by the Cresta project in Arrowhead, Colorado and the Eagle Ranch project in Eagle, Colorado which had sales in the three months ended June 30, 2004, but reduced or no sales in the same period in 2005; and

▪	an increase of $3.6 million at DMDC primarily related to cost of sales due to product mix; partially offset by

▪	a decrease of $1.0 million at MVDC primarily due to the sell out of remaining lots in June 2004 , and

▪	a decrease of $0.8 million due to marketing expenses in 2004 associated with the Residences at the Ritz-Carlton.
•	Resort/Hotel Property expenses decreased $17.6 million, or 42.6%, to $23.7 million, primarily due to:
▪	a decrease of $20.1 million due to the contribution, in January 2005, of the Canyon Ranch Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment; partially offset by

▪	an increase of $1.6 million in operating expenses at the Resort Properties primarily due to a 12 percentage point increase in occupancy at the Sonoma Mission Inn (from 62% to 74%); and

▪	an increase of $0.9 million in operating expenses at the Upscale Business Class Hotel Properties primarily related to a 9 percentage point increase in occupancy (from 67% to 76%).
Other Income/Expense
     Total other income and expenses decreased $26.0 million, or 26.9%, to $70.8 million for the three months ended June 30, 2005, compared to $96.8 million for the three months ended June 30, 2004. The primary components of the decrease in total other income and expenses are discussed below.
Other Income
     Other income increased $18.8 million to $20.2 million for the three months ended June 30, 2005, as compared to $1.4 million for the three months ended June 30, 2004. The primary components of the increase in other income are discussed below.
•	Equity in net income of unconsolidated companies increased $8.7 million to $6.1 million primarily due to:
▪	an increase of $5.1 million in Other equity in net income primarily attributable to income from SunTx Fulcrum Fund, L.P.;

▪	an increase of $2.2 million in Office equity in net income primarily attributable to the joint ventures of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central Office Properties; and

▪	an increase of $1.5 million in Temperature-Controlled Logistics equity in net income primarily attributable to an increase in operating margins in the distribution and public segments due to occupancy increases.
•	Interest and other income increased $5.0 million to $7.9 million primarily due to:

▪	$2.2 million interest from mezzanine loans secured by ownership interests in three office properties and one resort property;

▪	$1.7 million increase in other income from legal settlement proceeds received in connection with certain deed transfer taxes; and

▪	$1.1 million interest from U.S. Treasury and government sponsored agency securities purchased in December 2004 and January 2005 related to debt defeasance in order to release the lien on properties securing the LaSalle Note I and Nomura Funding VI Note.
•	Income from investment land sales increased $4.0 million due to the gain on the sale of one parcel of undeveloped investment land in Houston, Texas in 2005 compared to the gain on the sale of one parcel of undeveloped land in Denver, Colorado for the same period in 2004.
Other Expenses
     Other expenses decreased $7.2 million, or 7.3%, to $91.0 million for the three months ended June 30, 2005, compared to $98.2 million for the three months ended June 30, 2004. The primary components of the decrease in other expenses are discussed below.
•	Interest expense decreased $9.4 million, or 20.7%, to $36.1 million due to a decrease of $442 million in the weighted average debt balance (from $2.763 billion to $2.321 billion), partially offset by a .06 percentage point increase in the hedged weighted average interest rate (from 6.88% to 6.94%).

•	Amortization of deferred financing costs decreased $0.9 million, or 31.2%, to $2.1 million due primarily to the payoff of the Fleet Fund I and II Term Loan in January 2004 and November 2004.
•	Depreciation and amortization costs decreased $0.4 million, or 1.0%, to $41.5 million due to:
▪	$4.1 million decrease in Office Property depreciation expense, due to:
-	$10.3 million decrease attributable to the joint venture of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central in November 2004; partially offset by One Buckhead Plaza which was acquired in April 2005 and subsequently joint ventured in June 2005; partially offset by

-	$4.9 million increase from the acquisitions of Hughes Center in December 2003 through May 2004, Dupont Centre in March 2004, The Alhambra in August 2004, One Live Oak and Peakview Tower in December 2004 and the Exchange Building in February 2005; and

-	$1.3 million increase primarily due to increased leasehold improvements, lease commissions and building improvements; partially offset by
▪	$2.9 million increase in Resort/Hotel Property depreciation expense primarily related to the reclassification of the Denver City Marriott Hotel Property from held for sale to held and used, partially offset by the joint venture of the Canyon Ranch Properties; and

▪	$0.7 million increase in Resort Residential Development Property depreciation expense primarily related to club amenities and golf course improvements at CRDI and DMDC.
•	Corporate general and administrative costs increased $4.3 million, or 63.2%, to $11.1 million due to an increase in compensation expense associated with Restricted Units granted in December 2004 and May 2005, payroll and benefits costs, external audit costs and Sarbanes-Oxley compliance costs.

Discontinued Operations
     Income from discontinued operations on assets sold and held for sale increased $0.7 million to income of $0.2 million due to:
•	an increase of $2.1 million, net of minority interest, due to the loss on the sale of three properties in 2004; and

•	an increase of $0.4 million, net of minority interest, due to an aggregate $0.4 million impairment on 12404 Park Central in 2004; partially offset by

•	a decrease of $1.8 million, net of minority interest, due to the reduction of net income associated with properties held for sale in 2005 compared to 2004.
Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004
Property Revenues
     Total property revenues decreased $62.5 million, or 13.6%, to $397.1 million for the six months ended June 30, 2005, as compared to $459.6 million for the six months ended June 30, 2004. The primary components of the decrease in total property revenues are discussed below.
•	Office Property revenues decreased $65.2 million, or 25.9%, to $187.0 million, primarily due to:
▪	a decrease of $84.3 million due to the joint ventures of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004, partially offset by Fulbright Tower, which was acquired in December 2004 and joint ventured in February 2005, and One Buckhead Plaza which was acquired in April 2005 and joint ventured in June 2005;

▪	a decrease of $5.1 million in net lease termination fees (from $7.2 million to $2.1 million); and

▪	a decrease of $1.1 million from the 45 consolidated Office Properties (excluding 2004 and 2005 acquisitions, dispositions and properties held for sale) that we owned or had an interest in, primarily due to a decrease in full service weighted average rental rates (from $21.35 to $20.67), partially offset by a 2.4 percentage point increase in average occupancy (from 82.6% to 85.0%); partially offset by

▪	an increase of $17.2 million from the acquisition of Hughes Center in December 2003 through May 2004, Dupont Centre in March 2004, The Alhambra in August 2004, One Live Oak and Peakview Tower in December 2004 and the Exchange Building in February 2005;

▪	an increase of $8.2 million resulting from third party management and leasing services and related direct expense reimbursements due to the joint ventures of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004, and the joint venture of Fulbright Tower in February 2005.
•	Resort Residential Development Property revenues increased $37.0 million, or 35.8%, to $140.3 million, primarily due to:
•	an increase of $33.2 million in CRDI revenues related to product mix in lots and units available for sale in 2005 versus 2004, primarily at the Horizon Pass project in Bachelor Gulch, Colorado, Creekside II at Riverfront Park in Denver, Colorado and Delgany in Denver, Colorado which had sales in the six months ended June 30, 2005, but none in the same period in 2004; partially offset by the Cresta project in Arrowhead, Colorado and the Eagle Ranch project in Eagle, Colorado which had sales in the six months ended June 30, 2004, but reduced or no sales in the same period in 2005; and

•	an increase of $3.6 million at DMDC primarily related to an increase in transfer fee income due to increased resale transactions, partially offset by a decrease in lots sold due to the availability of lots in 2005 compared to 2004, partially offset by increased price per lot.

•	Resort/Hotel Property revenues decreased $34.3 million, or 32.9%, to $69.8 million, primarily due to:
▪	a decrease of $43.1 million due to the contribution, in January 2005, of the Canyon Ranch Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment; partially offset by

▪	an increase of $3.6 million in room revenue at the Resort Properties related to a 22% increase in revenue per available room (from $167 to $203) resulting from:
-	a 9% increase in average daily rate (from $308 to $337) related to increases at all of the Resort Properties; and

-	a 6 percentage point increase in occupancy (from 54% to 60%) primarily related to the renovation of 97 historic inn rooms at the Sonoma Mission Inn which were out of service during the first two quarters of 2004 and 13 rooms at the Ventana Inn which were out of service in the second quarter of 2004;
▪	an increase of $2.6 million in food and beverage, spa and other revenue primarily at the Sonoma Mission Inn due to a 13 percentage point increase in occupancy (from 49% to 62%);

▪	an increase of $1.5 million in food and beverage and other revenue at the Upscale Business Class Hotel Properties primarily related to the 8 percentage point increase in occupancy (from 66% to 74%); and

▪	an increase of $1.1 million in room revenue at the Upscale Business Class Hotel Properties primarily due to a 15% increase in revenue per available room (from $78 to $90) resulting from an increase of 3% in average daily rate (from $118 to $122) and an 8 percentage point increase in occupancy (from 66% to 74%).
Property Expenses
     Total property expenses decreased $25.0 million, or 8.4%, to $272.7 million for the six months ended June 30, 2005, as compared to $297.7 million for the six months ended June 30, 2004. The primary components of the variances in property expenses are discussed below.
•	Office Property expenses decreased $23.7 million, or 20.0%, to $94.8 million, primarily due to:
▪	a decrease of $38.7 million due to the joint ventures of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004, partially offset by Fulbright Tower, which was acquired in December 2004 and joint ventured in February 2005 and One Buckhead Plaza, which was acquired in April 2005 and joint ventured in June 2005; partially offset by

▪	an increase of $8.0 million related to the cost of providing third party management services due to the joint venture of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004, and the joint venture of Fulbright Tower in February 2005, which are recouped by increased third party fee income and direct expense reimbursements;

▪	an increase of $6.3 million from the acquisition of Hughes Center in December 2003 through May 2004, Dupont Centre in March 2004, The Alhambra in August 2004, One Live Oak and Peakview Tower in December 2004 and the Exchange Building in February 2005; and

▪	an increase of $0.8 million in operating expenses of the 45 consolidated Office Properties (excluding 2004 and 2005 acquisitions, dispositions and properties held for sale) that we owned or had an interest in.
•	Resort Residential Development Property expenses increased $30.1 million, or 32.6%, to $122.4 million, primarily due to:
▪	an increase of $28.4 million in CRDI cost of sales related to product mix in lots and units available for sale in 2005 versus 2004, primarily at the Horizon Pass project in Bachelor Gulch, Colorado; Creekside II at Riverfront Park in Denver, Colorado and Delgany in Denver, Colorado which had sales in the six months ended June 30, 2005, but none in the same period in 2004; partially offset by the Cresta project in Arrowhead, Colorado and the Eagle Ranch project in Eagle, Colorado which had sales in the six months ended June 30, 2004, but reduced or no sales in the same period in 2005; and

▪	and increase of $2.4 million at DMDC primarily related to cost of sales due to product mix; partially offset by

▪	a decrease of $0.9 million due to marketing expenses in 2004 associated with the Residences at the Ritz-Carlton.
•	Resort/Hotel Property expenses decreased $31.4 million, or 36.1%, to $55.5 million, primarily due to:
▪	a decrease of $36.2 million due to the contribution, in January 2005, of the Canyon Ranch Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment; partially offset by

▪	an increase of $2.8 million in operating expenses at the Resort Properties primarily due to a 13 percentage point increase in occupancy at Sonoma Mission Inn (from 49% to 62%); and

▪	an increase of $1.1 million in operating expenses at the Upscale Business Class Hotel Properties primarily related to an 8 percentage point increase in occupancy (from 66% to 74%).

Other Income/Expense
     Total other income and expenses decreased $57.7 million, or 30.1%, to $133.8 million for the six months ended June 30, 2005, compared to $191.5 million for the six months ended June 30, 2004. The primary components of the decrease in total other income and expenses are discussed below.
Other Income
     Other income increased $35.0 million to $39.4 million for the six months ended June 30, 2005, as compared to $4.4 million for the six months ended June 30, 2004. The primary components of the increase in other income are discussed below.
•	Equity in net income of unconsolidated companies increased $18.3 million to $16.1 million primarily due to:
▪	an increase of $11.3 million in Other equity in net income primarily attributable to $6.0 million of income from G2 investment and an increase of $5.1 million of income from the SunTx investment;

▪	an increase of $4.2 million in Office equity in net income primarily attributable to the joint ventures of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central Office Properties; and

▪	an increase of $1.3 million in Temperature-Controlled Logistics equity in net income primarily attributable to an increase in operating margins in the distribution and public segments due to occupancy increases.
•	Income from investment land sales increased $7.5 million due to the gain on the sale of two parcels of undeveloped investment land in Houston, Texas in 2005, compared to the gain on the sale of one parcel of land in Denver, Colorado in 2004.

•	Interest and other income increased $7.5 million to $13.2 million primarily due to:
▪	$3.2 million interest from mezzanine loans secured by ownership interests in three office properties and one resort property;

▪	$1.7 million increase in other income from legal settlement proceeds received in connection with certain deed transfer taxes;

▪	$1.7 million interest from U.S. Treasury and government sponsored agency securities purchased in December 2004 and January 2005 related to debt defeasance in order to release the lien on properties securing the LaSalle Note I and Nomura Funding VI Note;

▪	$0.5 million increase from the reduction of a liability in 2005 associated with the sale of The Woodlands in December 2003; and

▪	$0.4 million interest and dividends received on other marketable securities.
•	Gain on joint venture of properties, net increased $1.5 million due to the gain from the joint venture of Fulbright Tower Office Property in February 2005 and One Buckhead Plaza in June 2005.
Other Expenses
     Other expenses decreased $22.7 million, or 11.6%, to $173.2 million for the six months ended June 30, 2005, compared to $195.9 million for the six months ended June 30, 2004. The primary components of the decrease in other expenses are discussed below.
•	Interest expense decreased $21.1 million, or 23.3%, to $69.4 million due to a decrease of $494 million in the weighted average debt balance (from $2.743 billion to $2.249 billion), partially offset by a .04 percentage point increase in the hedged weighted average interest rate (from 6.98% to 7.02%).

•	Depreciation and amortization costs decreased $5.8 million, or 7.1%, to $76.1 million due to:
▪	$8.6 million decrease in Office Property depreciation expense, due to:
-	$18.2 million decrease attributable to the joint ventures of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central in November 2004, partially offset by Fulbright Tower which was acquired in December 2004 and subsequently joint ventured in February 2005 and One Buckhead Plaza which was acquired in April 2005 and subsequently joint ventured in June 2005; partially offset by

-	$8.7 million increase from the acquisitions of Hughes Center in December 2003 through May 2004, Dupont Centre in March 2004, The Alhambra in August 2004, One Live Oak, Fulbright Tower and Peakview Tower in December 2004 and the Exchange Building in February 2005; and

-	$0.9 million increase primarily due to increased leasehold improvements, lease commissions, and building improvements; partially offset by
▪	$1.9 million increase in Resort Residential Development Property depreciation expense primarily related to club amenities and golf course improvements at CRDI and DMDC; and

▪	$0.8 million increase in Resort/Hotel Property depreciation expense primarily related to the reclassification of the Denver City Marriott Hotel Property from held for sale to held and used, partially offset by the joint venture of the Canyon Ranch Properties.
•	Amortization of deferred financing costs decreased $2.7 million, or 40.3%, to $4.0 million due to the refinancing of the Credit Facility in February 2005, the reduction of the Fleet Fund I and II Term Loan in January 2004 and the payoff of the Deutsche Bank-CMBS loan in June 2004.
•	Extinguishment of debt expense decreased $1.3 million, or 43.3%, to $1.7 million due to:
▪	$2.9 million extinguishment of debt expense in 2004 related to the write-off of deferred financing costs associated with reduction of the Fleet Fund I and II Term Loans, the reduction of the Bank of America Fund XII Term Loan and the payoff of the Deutsche Bank-CMBS loan; partially offset by

▪	$1.7 million extinguishment of debt expense in 2005 related to the write-off of deferred financing costs associated with the reduction of the Bank of America Funding XII Term Loan (of which $0.4 million related to the sale of Albuquerque Plaza Office Property), the payoff of the old credit facility in February 2005 and payoff of the Fleet Term Loan.
•	Corporate general and administrative costs increased $7.7 million, or 56.2%, to $21.4 million due to an increase in compensation expense associated with Restricted Units granted in December 2004 and May 2005, payroll and benefits costs, external audit costs and Sarbanes-Oxley compliance costs.
Discontinued Operations
     Income from discontinued operations on assets sold and held for sale increased $3.0 million to income of $2.0 million due to:
•	an increase of $3.6 million, net of minority interest, due to the $1.5 million gain on the sale of Albuquerque Plaza in February 2005 compared to a net loss of $2.1 million on the sale of six properties in 2004; and

•	an increase of $2.4 million, net of minority interest, due to an aggregate $2.4 million impairment on three office properties in 2004; partially offset by

•	a decrease of $3.0 million, net of minority interest, due to the reduction of net income associated with properties held for sale in 2005 compared to 2004.

Liquidity and Capital Resources
Overview
     Our primary sources of liquidity are cash flow from operations, our credit facility, and proceeds from asset sales and joint ventures. Our short-term liquidity requirements through June 30, 2006, consist primarily of our normal operating expenses, principal and interest payments on our debt, amounts due at maturity of our debt obligations, distributions to our shareholders and capital expenditures. Our long-term liquidity requirements consist primarily of debt obligations maturing after June 30, 2006, distributions to our shareholders and capital expenditures.
Short-Term Liquidity
     We believe that cash flow from operations will be sufficient to cover our normal operating expenses, interest payments on our debt, distributions on our preferred shares, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (including property improvements, tenant improvements and leasing commissions) in 2005 and 2006. The cash flow from our Resort Residential Development segment is cyclical in nature and primarily realized in the last quarter of each year. We expect to meet temporary shortfalls in operating cash flow caused by this cyclicality through working capital draws under our credit facility. However, our cash flow from operations, after payments discussed above, is not expected to fully cover the distributions on our common shares in 2005 and 2006. We intend to use proceeds from asset sales and joint ventures, additional leverage on assets and borrowings under our credit facility to cover this shortfall.
     In addition, through June 30, 2006, we expect to make capital expenditures of approximately $158.1 million, primarily relating to new developments of investment property that are not in the ordinary course of operations of our business. We anticipate funding these short-term liquidity requirements primarily through construction loans and borrowings under our credit facility or additional debt facilities. As of June 30, 2005, we also had maturing debt obligations of $447.4 million through June 30, 2006, made up primarily of the maturity of the Metropolitan Life Note V secured by Datran Center, which we anticipate refinancing with a new facility in the fourth quarter of 2005, the LaSalle Note II which is funded by defeasance securities and the Bank of America Funding XII Term Loan which has a one year extension option. The remaining maturities consist primarily of normal principal amortization and will be met with cash flow from operations. Of the $447.4 million of debt maturing through June 30, 2006, $33.5 million relates to the Resort Residential Development Segment and will be repaid with the sales of the corresponding land or units or will be refinanced.
Long-Term Liquidity
     Our long-term liquidity requirements as of June 30, 2005, consist primarily of $1.9 billion of debt maturing after June 30, 2006. We also have $148.3 million of expected long-term capital expenditures relating to capital investments that are not in the ordinary course of operations of our business. We anticipate meeting these obligations primarily through refinancing maturing debt with long-term secured and unsecured debt and through other debt and equity financing alternatives as well as cash proceeds from asset sales and joint ventures and construction loans.
Cash Flows
     Our cash flow from operations is primarily attributable to the operations of our Office, Resort Residential Development and Resort/Hotel Properties. The level of our cash flow depends on multiple factors, including rental rates and occupancy rates at our Office Properties, sales of lots and units at our Resort Residential Development Properties and room rates and occupancy rates at our Resort/Hotel Properties. Our net cash provided by operating activities is also affected by the level of our operating and other expenses, as well as Resort Residential capital expenditures for existing projects.
     For the six months ended June 30, 2005, the Office Segment, Resort Residential Development Segment and Resort/Hotel Segment accounted for 47%, 35% and 18%, respectively, of our total Property revenues. Our top five tenants accounted for approximately 12.6% of our total Office Segment rental revenues for the six months ended June 30, 2005. The loss of one or more of our major tenants would have a temporary adverse effect on cash flow from operations until we were able to re-lease the space previously leased to these tenants. Based on rental revenues from office leases in effect as of June 30, 2005, no single tenant accounted for more than 6% of our total Office Segment rental revenues for the six months ended June 30, 2005.

     In July 2005, we entered into an agreement with our largest office tenant, El Paso Energy Services Company and certain of its subsidiaries, which will terminate El Paso’s leases relating to a total of 888,000 square feet at Greenway Plaza in Houston, Texas effective December 31, 2007. Under the agreement, El Paso is required to pay us $65.0 million in termination fees in periodic installments through December 31, 2007 and $62.0 million in rent according to the original lease terms from July 1, 2005 through December 31, 2007. Original expirations for the space ranged from 2007 through 2014. The $65.0 million lease termination fee, net of the approximately $23.0 million deferred rent receivable balance, will be recognized ratably to income over the period July 1, 2005 through December 31, 2007. As of June 30, 2005, El Paso was current on all rental obligations.
     During the six months ended June 30, 2005, our cash flow from operations was insufficient to fully cover the distributions on our common shares. We funded this shortfall primarily with a combination of proceeds from asset sales and joint ventures, proceeds from investment land sales and borrowings under our credit facility.
Debt and equity financing alternatives
     Debt and equity financing alternatives currently available to us to satisfy our liquidity requirements include:
•	Additional proceeds from our new credit facility under which we had up to $111.2 million of borrowing capacity available as of June 30, 2005, and which may be increased by $100.0 million subject to certain conditions;

•	Additional proceeds from the refinancing of existing secured and unsecured debt;

•	Additional debt secured by existing underleveraged properties;

•	Issuance of additional unsecured debt or trust preferred securities; and

•	Equity offerings including preferred and/or convertible securities.
     The following factors could limit our ability to utilize these financing alternatives:
•	A reduction in the operating results of the Properties supporting our credit facility to a level that would reduce the availability of funds under the credit facility;

•	A reduction in the operating results of the Properties could limit our ability to refinance existing secured and unsecured debt or extend maturity dates, or could result in an uncured or unwaived event of default;

•	We may be unable to obtain debt or equity financing on favorable terms, or at all, as a result of our financial condition or market conditions at the time we seek additional financing;

•	Restrictions under our debt instruments or outstanding equity may prohibit us from incurring debt or issuing equity on terms available under then-prevailing market conditions or at all;

•	We may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance; and

•	We may be unable to increase our credit facility by $100.0 million, as provided under the terms of the facility, due to adverse changes in market conditions.
Cash Flows

For the six
months ended
(in millions)	June 30, 2005
Cash provided by Operating Activities	$4.0
Cash used in Investing Activities	(204.0)
Cash provided by Financing Activities	191.8

Decrease in Cash and Cash Equivalents	$(8.2)
Cash and Cash Equivalents, Beginning of Period	92.3

Cash and Cash Equivalents, End of Period	$84.1

Operating Activities
     Our cash provided by operating activities of $4.0 million is attributable to Property operations.

Investing Activities
     Our cash used in investing activities of $204.0 million is primarily attributable to:
•	$186.9 million for the acquisition of investment properties, primarily due to the acquisition of the Exchange Building and One Buckhead Plaza Office Properties;

•	$115.7 million purchase of U.S. Treasury and government sponsored agency securities in connection with the defeasance of LaSalle Note I;

•	$62.3 million increase in notes receivables, primarily due to mezzanine loans secured by ownership interests in three office properties and one resort property, partially offset by the repayment of loans to unconsolidated subsidiaries of CRDI;

•	$31.9 million for non-revenue enhancing tenant improvement and leasing costs for Office Properties;

•	$10.9 million for development of amenities at the Resort Residential Development Properties;

•	$8.3 million of property improvements for Office and Resort/Hotel Properties;

•	$7.5 million additional investment in unconsolidated Office Properties, primarily related to our investment in Crescent Irvine LLC;

•	$5.3 million for development of properties, due to the development of the Hughes Center Office Property; and

•	$4.2 million additional investment in unconsolidated Other companies.
The cash used in investing activities is partially offset by:
•	$147.5 million proceeds from joint ventures, primarily due to the Canyon Ranch transaction and the joint venture of Fulbright Tower and One Buckhead Plaza Office Properties;

•	$48.6 million proceeds from property sales, primarily due the sale of Albuquerque Plaza Office Property and the sale of undeveloped land in Houston, Texas;

•	$15.4 million proceeds from defeasance investment maturities;

•	$12.0 million return of investment in unconsolidated other companies due to the distribution received from our G2 investment in February 2005; and

•	$3.8 million return of investment in Temperature-Controlled Logistics Properties.
Financing Activities
     Our cash provided by financing activities of $191.8 million is primarily attributable to:
•	$507.3 million proceeds from borrowings under our credit facility;

•	$290.8 million proceeds from other borrowings, primarily due to the GACC Note secured by Funding One assets and the Column Financial Note secured by Peakview Tower;

•	$115.4 million proceeds from borrowings for construction costs for infrastructure developments at the Resort Residential Development Properties;

•	$51.5 million proceeds from the issuance of junior subordinated notes; and

•	$5.2 million proceeds from the exercise of share and unit options.
The cash provided by financing activities is partially offset by:
•	$472.8 million payments under our credit facility;

•	$129.3 million payments under other borrowings, primarily due to the pay off of the Fleet Term Loan, the pay down of the Bank of America Funding XII Term Loan from proceeds from the sale of Albuquerque Plaza and the pay off of the Texas Capital Bank loan;

•	$88.0 million distributions to common shareholders and unitholders;

•	$59.0 million Resort Residential Development Property note payments;

•	$16.0 million distributions to preferred shareholders;

•	$8.0 million debt financing costs, primarily due to the new credit facility and the GACC Note; and

•	$5.1 million capital distributions to joint venture partners.

Liquidity Requirements
Debt Financing Summary
     The following tables show summary information about our debt, including our pro rata share of unconsolidated debt, as of June 30, 2005.

	As of June 30, 2005
		Share of
	Consolidated	Unconsolidated
(in thousands)	Debt	Debt	Total
Fixed Rate Debt	$1,577,943	$511,303	$2,089,246
Variable Rate Debt	722,149 (1)	150,429	872,578

Total Debt	$2,300,092	$661,732	$2,961,824

(1)	Of this variable rate debt, $446.9 million has been hedged.
     Listed below are the aggregate required principal payments by year as of June 30, 2005. Scheduled principal installments and amounts due at maturity are included.

				Unsecured
				Debt		Share of
	Secured		Unsecured	Line of	Consolidated	Unconsolidated
(in thousands)	Debt		Debt	Credit	Debt	Debt	Total(1)
2005	$62,327		$—	$—	$62,327	$58,173	$120,500
2006	479,926	(2)	—	177,000 (3)	656,926	24,805	681,731
2007	296,930	(4)	250,000	—	546,930	47,126	594,056
2008	44,142		—	—	44,142	60,774	104,916
2009	271,963		375,000	—	646,963	79,643	726,606
Thereafter	291,257	(5)	51,547	—	342,804	391,211	734,015

	$1,446,545		$676,547	$177,000	$2,300,092	$661,732	$2,961,824

(1)	Based on contractual maturity and does not include extension options on Bank of America Funding XII Term Loan, Fleet National Bank Note, Wells Fargo Bank Loan, or the GACC note.

(2)	Includes $155.2 million of defeased debt.

(3)	Borrowings under the credit facility.

(4)	Includes $100.0 million of defeased debt.

(5)	Includes $6.3 million of defeased debt.

Capital Expenditures
     As of June 30, 2005, we had unfunded capital expenditures of approximately $306.4 million relating to capital investments that are not in the ordinary course of operations of our business segments. The table below specifies our requirements for capital expenditures, the amounts funded as of June 30, 2005, and amounts remaining to be funded (future funding classified between short-term and long-term capital requirements):

				Capital Expenditures
	Total	Amount	Amount	Short-Term	Long-Term
	Project	Funded as of	Remaining	(Next 12	(12+
(in millions) Project	Cost (1)	June 30, 2005	To Fund	Months) (2)	Months) (2)
Consolidated:
Office Segment
3883 Hughes Center (3)	$66.3	$5.3	$61.0	$39.9	$21.1

Resort Residential Development Segment
Tahoe Mountain Club(4)	74.6	57.1	17.5	17.5	—
JPI Multi-family Investments Luxury Apartments (5)	53.3	25.8	27.5	22.8	4.7
Resort/Hotel Segment
Canyon Ranch – Tucson Land Construction Loan (6)	2.4	1.2	1.2	1.2	—

Other
The Ritz-Carlton (7)	198.2	29.3	168.9	69.0	99.9

Unconsolidated:
Office Segment
Von Karman Office Development in Irvine(8)	36.4	6.1	30.3	7.7	22.6

Total	$431.2	$124.8	$306.4	$158.1	$148.3

(1)	All amounts are approximate.

(2)	Reflects our estimate of the breakdown between short-term and long-term capital expenditures.

(3)	We have committed to a first phase office development of 253,000 square feet on land that we own within the Hughes Center complex. We plan to break ground in the third quarter of 2005 and complete the building in the first quarter of 2007 and anticipate closing a construction loan in the third quarter of 2005.

(4)	As of June 30, 2005, we had invested $57.1 million in Tahoe Mountain Club, which includes the acquisition of land and development of golf courses and club amenities. During 2005, we are developing dining and ski facilities on the mountain and an additional golf course. We anticipate collecting membership deposits which will be utilized to fund a portion of the development costs. We will fund the remaining $17.5 million through construction loans.

(5)	In October 2004, we entered into an agreement with JPI Multi-Family Investments, L.P. to develop a multi-family apartment project in Dedham, Massachusetts. We have also entered into a construction loan with a maximum borrowing of $41.0 million to fund construction.

(6)	We have a $2.4 million construction loan with the purchaser of the land, which is secured by nine developed lots and a $0.4 million letter of credit.

(7)	We entered into agreements with Ritz-Carlton Hotel Company, L.L.C. to develop the first Ritz-Carlton hotel and condominium project in Dallas, Texas. The development plans include a Ritz-Carlton with approximately 217 hotel rooms and 70 residences. Construction on the development began in the second quarter of 2005. On July 26, 2005, we secured a $158.7 million construction line of credit from Key Bank for the construction of this project. The loan bears interest at LIBOR plus 225 basis points and has an initial maturity of June 2008, with three one-year extension options, and is subject to certain covenants.

(8)	In June 2005, we entered into a joint venture arrangement with an affiliate of Hines and have committed to co-develop a 260,000 square-foot Class A office property in Irvine, California. Amounts in the table represent our portion (40%) of total project costs and we anticipate obtaining construction financing.
Off-Balance Sheet Arrangements — Guarantee Commitments
     Our guarantees in place as of June 30, 2005, are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantees.

		Maximum
	Guaranteed Amount	Guaranteed
	Outstanding at	Amount at
(in thousands)	June 30, 2005	June 30, 2005
Debtor
CRDI – Eagle Ranch Metropolitan District – Letter of Credit (1)	$7,572	$7,572
Main Street Partners, L.P. – Letter of Credit (2) (3)	4,250	4,250

Total Guarantees	$11,822	$11,822

(1)	We provide a $7.6 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2)	See Note 8, “Investments in Unconsolidated Companies” of Item 1, “Financial Statements,” for a description of the terms of this debt.

(3)	We and our joint venture partner each provide separate Letters of Credit to guarantee repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

Debt Financing
     The significant terms of our primary debt financing arrangements existing as of June 30, 2005, are shown below:

			Balance	Interest
	Secured	Maximum	Outstanding at	Rate at		Maturity
Description (1)	Asset	Borrowings	June 30, 2005	June 30, 2005		Date
	(dollars in thousands)
Secured Fixed Rate Debt:

AEGON Partnership Note	Greenway Plaza	$251,695	$251,695	7.53%		July 2009
LaSalle Note II	Funding II Defeasance	156,338	156,338	7.79		March 2006
LaSalle Note I (2)	Funding I Defeasance	102,516	102,516	7.83		August 2007
Cigna Note	707 17th Street/Denver Marriott	70,000	70,000	5.22		June 2010
Morgan Stanley I	Alhambra	50,000	50,000	5.06		October 2011
Bank of America Note	Colonnade	38,000	38,000	5.53		May 2013
Metropolitan Life Note V	Datran Center	36,473	36,473	8.49		December 2005
Metropolitan Life Note VII	Dupont Centre	35,500	35,500	4.31		May 2011
Mass Mutual Note (3)	3800 Hughes	35,439	35,439	7.75		August 2006
Column Financial	Peakview Tower	33,000	33,000	5.59		April 2015
Northwestern Life Note	301 Congress	26,000	26,000	4.94		November 2008
Allstate Note (3)	3993 Hughes	25,148	25,148	6.65		September 2010
JP Morgan Chase II	3773 Hughes	24,755	24,755	4.98		September 2011
Metropolitan Life Note VI (3)	3960 Hughes	23,469	23,469	7.71		October 2009
JP Morgan Chase I	3753/63 Hughes	14,350	14,350	4.98		September 2011
Northwestern Life II (3)	3980 Hughes	9,882	9,882	7.40		July 2007
Woodmen of the World Note	Avallon IV	8,500	8,500	8.20		April 2009
Nomura Funding VI Note	Funding VI Defeasance	7,555	7,555	10.07		July 2010
Construction, Acquisition and other obligations for various Resort Residential projects	CRDI and Mira Vista	4,323	4,323	2.9 to 13.75		July 05 to April 10

Subtotal/Weighted Average		$952,943	$952,943	6.91%

Unsecured Fixed Rate Debt:
The 2009 Notes		$375,000	$375,000	9.25%		April 2009
The 2007 Notes		250,000	250,000	7.50		September 2007

Subtotal/Weighted Average		$625,000	625,000	8.55%

Secured Variable Rate Debt:
Bank of America Term Loan(4)	Funding XII	$167,403	$167,403	5.36%		January 2006
GACC Note(5)	Funding One	165,000	165,000	4.63		June 2007
Bank One	Northstar Project Construction	105,800	54,545	5.76		October 2006
Fleet National Bank (6)	Jefferson Station Apartments	41,009	12,505	5.28		November 2007
FHI Finance Loan	Sonoma Mission Inn	10,000	10,000	7.64		September 2009
Wells Fargo Bank	3770 Hughes	7,800	7,800	4.44		February 2008
The Rouse Company	Hughes Center undeveloped land	7,500	7,500	7.25		December 2005
National Bank of Arizona	Desert Mountain	20,000	4,719	6.25 to 7.25		June 2006
Construction, Acquisition and other obligations for various Resort Residential projects	CRDI and Mira Vista	128,648	64,130	6.00 to 7.25		July 05 to Sept 08

Subtotal/Weighted Average		$653,160	$493,602	5.35%

Unsecured Variable Rate Debt:
Credit Facility (7)		$300,000	$177,000	5.19%		December 2006
Junior Subordinated Notes		51,547	51,547	5.35		June 2035

Subtotal/Weighted Average		$351,547	$228,547	5.22%

Total/Weighted Average		$2,582,650	$2,300,092	6.85	% (8)

Average remaining term						3.5 years

(1)	For more information regarding the terms of our debt financing arrangements, including properties securing our secured debt and the method of calculation of the interest rate for our variable rate debt, see Note 9, “Notes Payable and Borrowings under the Credit Facility,” included in Item 1, “Financial Statements.”

(2)	In January 2005, we purchased a total of $115.7 million of defeasance investments to substitute as collateral for this loan. The cash flow from the defeasance investments (principal and interest) match the total debt service payment of this loan.

(3)	Includes a portion of total premiums of $5.2 million reflecting market value of debt acquired with the purchase of Hughes Center portfolio.

(4)	This loan has a one one-year extension option.

(5)	This loan has three one-year extension options.

(6)	This loan has two one-year extension options.

(7)	The Credit Facility has a maximum potential capacity of $300.0 million. The $177.0 million outstanding at June 30, 2005, excludes letters of credit issued under the facility of $11.8 million.

(8)	The overall weighted average interest rate does not include the effect of our cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 6.92%.

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
     Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under our loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for our secured debt, foreclosure on the property securing the debt, and could cause the credit facility to become unavailable to us. In addition, an event of default by us or any of our subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the credit facility, the 2007 Notes, 2009 Notes and the Bank of America Funding XII Term Loan, after the notice and cure periods for the other indebtedness have passed. As a result, any uncured or unwaived event of default could have an adverse effect on our business, financial condition, or liquidity.
     Our secured debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the six months ended June 30, 2005, there were no circumstances that required prepayment penalties or increased collateral related to our existing debt.
Defeasance of LaSalle Note I
     In January 2005, we released the remaining properties in Funding I that served as collateral for the LaSalle Note I by purchasing an additional $115.7 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 3.20%. We placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the remainder of LaSalle Note I. The cash flow from these securities is structured to match the cash flow (principal and interest payments) required under the LaSalle Note I. This transaction was accounted for as an in-substance defeasance, therefore, the debt and the securities purchased remain on our Consolidated Balance Sheets.
Junior Subordinated Notes
     In June and July 2005, we completed two separate private offerings of $50 million and $25 million, respectively, of trust preferred securities through Crescent Real Estate Statutory Trust I and Crescent Real Estate Statutory Trust II, or the Trusts, Delaware statutory trusts which are our subsidiaries. The securities pay holders cumulative cash distributions at an annual rate of 3-month LIBOR plus 200 basis points. The securities mature in June and July 2035 and are callable at no premium after June and July 2010. In addition, we invested $1.5 million and $0.8 million in the Trusts’ common securities, representing 3% of the total capitalization of each of the Trusts.
     The Trusts used the proceeds from the offerings and our investments to loan us $51.5 and $25.8 million in junior subordinated notes with payment terms that mirror the distribution terms of the Trust securities. The costs of the Trusts’ preferred offerings totaled $2.3 million of underwriting commissions and other expenses and are being amortized over a 30-year period. The proceeds from the sale of the notes, net of the costs of the Trusts’ preferred offerings and our investment in the Trusts, were approximately $72.7 million. We used the net proceeds to pay down the Fleet Term loan.
Unconsolidated Debt Arrangements
     As of June 30, 2005, the total debt of the unconsolidated joint ventures and equity investments in which we have ownership interests was $2.2 billion, of which our share was $661.7 million. We guaranteed $4.3 million of this debt as of June 30, 2005. Additional information relating to our unconsolidated debt financing arrangements is contained in Note 8, “Investments in Unconsolidated Companies,” of Item 1, “Financial Statements.”
Derivative Instruments and Hedging Activities
     We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage the fixed to variable rate debt ratio. As of June 30, 2005, we had interest rate swaps and interest rate caps designated as cash flow hedges, which converted $446.9 million of our variable rate debt to fixed rate debt.

Unconsolidated Investments
     The following is a summary of our ownership in significant unconsolidated joint ventures and investments as of June 30, 2005.

Our Ownership
Entity	Classification	as of June 30, 2005
Main Street Funding Partners, L.P.	Office (Bank One Center-Dallas)	50.0% (1)
Crescent Irvine, LLC	Office (Von Karman Office Development — Irvine)	40.0% (2)
Crescent Miami Center, LLC	Office (Miami Center — Miami)	40.0% (3) (4)
Crescent One Buckhead Plaza, L.P.	Office (One Buckhead Plaza — Atlanta)	35.0% (5) (4)
Crescent POC Investors, L.P.	Office (Post Oak Central — Houston)	23.9% (6) (4)
Crescent HC Investors, L.P.	Office (Houston Center — Houston)	23.9% (6) (4)
Crescent TC Investors, L.P.	Office (The Crescent — Dallas)	23.9% (6) (4)
Crescent Ross Avenue Mortgage Investors, L.P.	Office (Trammell Crow Center, Mortgage — Dallas)	23.9% (7) (4)
Crescent Ross Avenue Realty Investors, L.P.	Office (Trammell Crow Center, Ground Lessor — Dallas)	23.9% (7) (4)
Crescent Fountain Place, L.P.	Office (Fountain Place — Dallas)	23.9% (7) (4)
Crescent Five Post Oak Park, L.P.	Office (Five Post Oak — Houston)	30.0% (8) (4)
Crescent One BriarLake Plaza, L.P.	Office (BriarLake Plaza — Houston)	30.0% (9) (4)
Crescent 5 Houston Center, L.P.	Office (5 Houston Center — Houston)	25.0% (10) (4)
Crescent 1301 McKinney, L.P.	Office (Fulbright Tower — Houston)	23.9% (6)(4)
Austin PT BK One Tower Office Limited Partnership	Office (Bank One Tower — Austin)	20.0% (11) (4)
Houston PT Three Westlake Office Limited Partnership	Office (Three Westlake Park — Houston)	20.0% (11) (4)
Houston PT Four Westlake Office Limited Partnership	Office (Four Westlake Park-Houston)	20.0% (11) (4)
AmeriCold Realty Trust	Temperature-Controlled Logistics	31.7% (12)
CR Operating, LLC	Resort/Hotel	48.0% (13)
CR Spa, LLC	Resort/Hotel	48.0% (13)
Blue River Land Company, L.L.C.	Other	50.0% (14)
EW Deer Valley, L.L.C.	Other	41.7% (15)
SunTx Fulcrum Fund, L.P. (SunTx)	Other	30.2% (16)
G2 Opportunity Fund, L.P. (G2)	Other	12.5% (17)

(1)	The remaining 50% interest is owned by Trizec Properties, Inc.

(2)	The remaining 60% interest is owned by an affiliate of Hines. Crescent Irvine, LLC acquired this parcel of land to develop a 260,000 square foot Class A Office Property.

(3)	The remaining 60% interest is owned by an affiliate of a fund managed by JPM.

(4)	We have negotiated performance based incentives that allow for additional equity to be earned if return targets are exceeded.

(5)	The remaining 65% interest is owned by Metzler US Real Estate Fund, L.P.

(6)	Of the remaining 76.1% interest, 60% is owned by a fund advised by JPM and 16.1% is owned by affiliates of GE. Each limited partnership is owned by Crescent Big Tex I, L.P.

(7)	The remaining 76.1% interest is owned by a fund advised by JPM. Each limited partnership is owned by Crescent Big Tex II, L.P.

(8)	The remaining 70% interest is owned by an affiliate of GE.

(9)	The remaining 70% interest is owned by affiliates of JPM.

(10)	The remaining 75% interest is owned by a pension fund advised by JPM.

(11)	The remaining 80% interest is owned by an affiliate of GE.

(12)	Of the remaining 68.3% interest, 47.6% is owned by Vornado Realty, L.P. and 20.7% is owned by The Yucaipa Companies.

(13)	The remaining 52% interest is owned by the founders of Canyon Ranch. CR Spa, L.L.C. operates three resort spas which offer guest programs and services and sells Canyon Ranch branded skin care products exclusively at the destination health resorts and the resort spas. CR Operating, LLC operates and manages the two Canyon Ranch destination health resorts, Tucson and Lenox, and collaborates with select real estate developers in developing residential lifestyle communities.

(14)	The remaining 50% interest is owned by parties unrelated to us. Blue River Land Company, L.L.C. was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(15)	The remaining 58.3% interest is owned by parties unrelated to us. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, L.L.C. was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(16)	Of the remaining 69.8%, 37.1% is owned by SunTx Capital Partners, L.P. and the remaining 32.7% is owned by a group of individuals unrelated to us. Of our limited partnership interest in SunTx, 6.7% is through an investment in SunTx Capital Partners, L.P.; the general partner of SunTx. SunTx Fulcrum Fund, L.P.’s objective is to invest in a portfolio of entities that offer the potential for substantial capital appreciation.

(17)	G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest is owned by Goff-Moore Strategic Partners, L.P., or GMSPLP, and by parties unrelated to us. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation, or GMACCM. The ownership structure of GMSPLP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of our Board of Trust Managers, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of our Board of Trust Managers and our Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties. Our investment balance at June 30, 2005 was approximately $1.1 million. In 2005, we received cash distributions of approximately $18.5 million, bringing total distributions to approximately $41.0 million on an initial investment of $24.2 million.

Significant Accounting Policies
Critical Accounting Policies
     A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2004 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to these policies during 2005.
Adoption of New Accounting Standards
     SFAS No. 123R. In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123R beginning January 1, 2006. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis. We are continuing to evaluate the impact of the adoption of SFAS No. 123R.
     SFAS No. 154. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not believe there will be an impact to our financial condition or results of operations from the adoption of SFAS No. 154.
     EITF 04-5. At its June 2005 meeting, the EITF reached a consensus regarding Issue No. 04-5 (EITF 04-5), ”Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF 04-5 is effective immediately for all newly-formed limited partnerships and for existing limited partnership agreements that are modified. The guidance will be effective for existing limited-partnership agreements that are not modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The guidance provides a framework for addressing the question of when a general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46(R), Consolidation of Variable Interest Entities, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights. In addition, the EITF has concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The FASB has amended its Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, to conform and align with the guidelines set forth in EITF 04-5. We do not believe there will be an impact to our financial condition or results of operations from the adoption of EITF 04-5 in the current year. We are continuing to evaluate the impact of EITF 04-5, when applicable, to all existing partnerships.

Funds from Operations
FFO, as used in this document, means:
•	Net Income (Loss) — determined in accordance with GAAP;

•	excluding gains (or losses) from sales of depreciable operating property;

•	excluding extraordinary items (as defined by GAAP);

•	plus depreciation and amortization of real estate assets; and

•	after adjustments for unconsolidated partnerships and joint ventures.
     We calculate FFO available to common shareholders – diluted in the same manner, except that Net Income (Loss) is replaced by Net Income (Loss) Available to Common Shareholders and we include the effect of operating partnership unitholder minority interests.
     The National Association of Real Estate Investment Trusts, or NAREIT, developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. We consider FFO available to common shareholders – diluted and FFO appropriate measures of performance for an equity REIT and for its investment segments. However, FFO available to common shareholders — diluted and FFO should not be considered an alternative to net income determined in accordance with GAAP as an indication of our operating performance.
     Accordingly, we believe that to facilitate a clear understanding of our consolidated historical operating results, FFO available to common shareholders — diluted should be considered in conjunction with our net income and cash flows reported in the consolidated financial statements and notes to the financial statements. However, our measure of FFO available to common shareholders – diluted may not be comparable to similarly titled measures of other REITs because these REITs may apply the definition of FFO in a different manner than we apply it.

Consolidated Statements of Funds from Operations
(dollars in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(5,542)	$(9,483)	$(6,829)	$(20,310)
Adjustments to reconcile net loss to funds from operations available to common shareholders — diluted:
Depreciation and amortization of real estate assets	38,039	38,382	68,793	76,423
(Gain) loss on property sales, net	(1,188)	2,437	(3,777)	2,493
Adjustment for investments in unconsolidated companies:
Office Properties	4,956	2,497	10,079	4,905
Resort Residential Development Properties	947	629	(448)	52
Resort/Hotel Properties	999	—	1,809	—
Temperature—Controlled Logistics Properties	4,554	5,785	9,199	11,580
Unitholder minority interest	(973)	(1,700)	(1,200)	(3,638)
Series A Preferred Share distributions	(5,991)	(5,991)	(11,981)	(11,742)
Series B Preferred Share distributions	(2,019)	(2,019)	(4,038)	(4,038)

Funds from operations available to common shareholders – diluted(1) (2)	$33,782	$30,537	$61,607	$55,725

Investment Segments:
Office Properties	$54,505	$74,826	$106,930	$140,447
Resort Residential Development Properties	11,056	5,168	15,963	11,342
Resort/Hotel Properties	7,637	9,991	19,081	23,021
Temperature—Controlled Logistics Properties	3,343	3,078	6,857	7,972
Other:
Corporate general and administrative	(11,063)	(6,794)	(21,392)	(13,711)
Interest expense	(36,078)	(45,429)	(69,358)	(90,437)
Series A Preferred Share distributions	(5,991)	(5,991)	(11,981)	(11,742)
Series B Preferred Share distributions	(2,019)	(2,019)	(4,038)	(4,038)
Other(3)	12,392	(2,293)	19,545	(7,129)

Funds from operations available to common shareholders - diluted(1) (2)	$33,782	$30,537	$61,607	$55,725

Basic weighted average shares outstanding	99,676	99,022	99,594	99,007
Diluted weighted average shares and units outstanding(4)	117,485	116,865	117,338	116,956

(1)	To calculate basic funds from operations available to common shareholders, deduct unitholder minority interest.

(2)	Impairment charges and debt extinguishment charges related to the sale of real estate assets, were $(0.7) million and $0.5 million for the three months ended June 30, 2005 and June 30, 2004, respectively, and were $0.4 million and $2.9 million for the six months ended June 30, 2005 and June 30, 2004, respectively. Funds from operations available to common shareholders — diluted, as adjusted to exclude impairment charges and debt extinguishment charges related to the sale of real estate assets, was $33.1 million and $31.0 for the three months ended June 30, 2005, and 2004, respectively and $62.0 million and $58.6 million for the six months ended June 30, 2005 and 2004, respectively. We provide this additional information because management utilizes it, in addition to FFO available to common shareholders — diluted, in making operating descisions and assessing performance, and because we believe that it also is useful to investors in assessing our operating performance.

(3)	Includes income from investment land sales, net, interest and other income, extinguishment of debt, income/loss from other unconsolidated companies, other expenses, depreciation and amortization of non-real estate assets, and amortization of deferred financing costs.

(4)	See calculations for the amounts presented in the reconciliation following this table.

     The following schedule reconciles our basic weighted average shares to the diluted weighted average shares/units presented above:

	For the three months ended		For the six months ended
	June 30,		June 30,
(shares/units in thousands)	2005	2004	2005	2004
Basic weighted average shares:	99,676	99,022	99,594	99,007
Add: Weighted average units	17,448	17,729	17,489	17,731
Restricted shares and share and unit options	361	114	255	218

Diluted weighted average shares and units	117,485	116,865	117,338	116,956

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     No material changes in our market risk occurred from December 31, 2004 through June 30, 2005. Information regarding our market risk at December 31, 2004, is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
     Limitations on the Effectiveness of Controls. Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. In designing and evaluating our control system, management recognizes that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, that may affect our operations have been detected.

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

     Changes in Internal Control Over Financial Reporting. We made no changes to our internal controls over financial reporting during the three months ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     As of December 31, 2004, we completed an evaluation of the effectiveness of our internal controls over financial reporting, noting material weaknesses at the Canyon Ranch Resort Properties. On January 18, 2005, we contributed a portion of our interests in these properties to a newly formed joint venture. As a result, we now have a 48% interest in an entity that owns these properties and we no longer consolidate them. As of December 31, 2004, we determined that our internal controls over financial reporting for equity investments were effective. Because our interest in the Canyon Ranch Resort Properties changed from a 100% ownership interest to a 48% equity interest, management believes that the deficiencies identified at the Canyon Ranch Resort Properties no longer constitute material weaknesses in our internal controls over financial reporting.
PART II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended June 30, 2005, we issued an aggregate of 275,000 common shares to holders of Operating Partnership units in exchange for 137,500 units. Of the common shares issued, 50,000 were issued on June 16, 2005, 150,000 were issued on June 17, 2005, 50,000 were issued on June 20, 2005 and 25,000 were issued on June 30, 2005. The issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act of 1933. We have registered the resale of such common shares under the Securities Act.
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of our shareholders was held on June 13, 2005.
     Two proposals were submitted to a vote of shareholders as follows:
(1)	The shareholders approved the election of the following individuals as our Trust Managers:

Name	For	Withheld
John C. Goff	86,433,957	1,466,168
Paul E. Rowsey, III	82,234,610	5,665,515
Robert W. Stallings	85,725,830	2,174,296
     The terms of office of the following Trust Managers continued after the meeting:
Richard E. Rainwater
Dennis H. Alberts
Anthony M. Frank
William F. Quinn
Terry N. Worrell
(2)	The shareholders approved, with 87,434,054 affirmative votes, 351,184 negative votes and 114,887 abstentions, the proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2005.
Item 6. Exhibits
     The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT REAL ESTATE EQUITIES COMPANY
(Registrant)

	By	/s/ John C. Goff

John C. Goff
Date: August 5, 2005		Vice-Chairman of the Board and Chief Executive Officer

	By	/s/ Jerry R. Crenshaw, Jr.

Jerry R. Crenshaw, Jr.
Managing Director and Chief Financial Officer
Date: August 5, 2005		(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.01	Restated Declaration of Trust of Crescent Real Estate Equities Company, as amended (filed as Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K filed April 25, 2002 (the “April 2002 8-K”) and incorporated herein by reference)

3.02	Third Amended and Restated Bylaws of Crescent Real Estate Equities Company (filed as Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K filed March 24, 2005 and incorporated herein by reference)

4.01	Form of Common Share Certificate (filed as Exhibit No. 4.03 to the Registrant’s Registration Statement on Form S-3 (File No. 333-21905) and incorporated herein by reference)

4.02	Statement of Designation of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company dated February 13, 1998 (filed as Exhibit No. 4.07 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference)

4.03	Form of Certificate of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4 to the Registrant’s Registration Statement on Form 8-A/A filed on February 18, 1998 and incorporated by reference)

4.04	Statement of Designation of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company dated April 25, 2002 (filed as Exhibit No. 4.1 to the April 2002 8-K and incorporated herein by reference)

4.05	Statement of Designation of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company dated January 14, 2004 (filed as Exhibit No. 4.1 to the Registrant’s Current Report on Form 8-K filed January 15, 2004 (the “January 2004 8-K”) and incorporated herein by reference)

4.06	Form of Global Certificate of 6-3/4 Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4.2 to the January 2004 8-K and incorporated herein by reference)

4.07	Statement of Designation of 9.50% Series B Cumulative Redeemable Preferred Shares of Crescent Real Estate Equities Company dated May 13, 2002 (filed as Exhibit No. 2 to the Registrant’s Form 8-A dated May 14, 2002 (the “Form 8-A”) and incorporated herein by reference)

4.08	Form of Certificate of 9.50% Series B Cumulative Redeemable Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4 to the Form 8-A and incorporated herein by reference)

10.01	Third Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of January 2, 2003, as amended (filed herewith)

10.02	2005 Crescent Real Estate Equities Limited Partnership Long-Term Incentive Plan (filed herewith)

10.03	Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Paul R. Smith, dated as of May 16, 2005 (filed herewith)

*4	Pursuant to Regulation S-K Item 601 (b) (4) (iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrant

31.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a – 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)