Form 10-Q
period 2005-09-30
CRESCENT REAL ESTATE EQUITIES CO
filed 2005-11-03
CIK 918958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR QUARTER ENDED September 30, 2005
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
YES ☑           NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
YES ☐           NO ☑
Number of shares outstanding of each of the registrant’s classes of preferred and common shares, as of November 2, 2005:

Series A Convertible Cumulative Preferred Shares, par value $0.01 per share:	14,200,000
Series B Cumulative Redeemable Preferred Shares, par value $0.01 per share:	3,400,000
Common Shares, par value $0.01 per share:	101,092,453

CRESCENT REAL ESTATE EQUITIES COMPANY
FORM 10-Q

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2005	2004
ASSETS:
Investments in real estate:
Land	$184,199	$206,164
Land improvements, net of accumulated depreciation of $28,183 and $23,592 at September 30, 2005 and December 31, 2004, respectively	69,533	69,086
Buildings and improvements, net of accumulated depreciation of $439,111 and $403,827 at September 30, 2005 and December 31, 2004, respectively	1,751,692	1,803,225
Furniture, fixtures and equipment, net of accumulated depreciation of $36,405 and $48,304 at September 30, 2005 and December 31, 2004, respectively	28,745	49,561
Land held for investment or development	656,141	501,379
Properties held for disposition, net	4,144	117,399

Net investment in real estate	$2,694,454	$2,746,814

Cash and cash equivalents	$156,113	$92,291
Restricted cash and cash equivalents	56,776	93,739
Defeasance investments	279,395	175,853
Accounts receivable, net	48,263	60,004
Deferred rent receivable	72,630	56,295
Investments in unconsolidated companies	390,092	362,643
Notes receivable, net	169,652	102,173
Income tax asset-current and deferred, net	16,771	13,839
Other assets, net	307,110	334,113

Total assets	$4,191,256	$4,037,764

LIABILITIES:
Borrowings under Credit Facility	$173,000	$142,500
Notes payable	2,056,783	2,009,755
Junior subordinated notes	77,321	—
Accounts payable, accrued expenses and other liabilities	452,744	422,348

Total liabilities	$2,759,848	$2,574,603

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
Operating partnership, 11,593,189 and 10,535,139 units, at September 30, 2005 and December 31, 2004, respectively	$112,379	$113,572
Consolidated real estate partnerships	54,002	49,339

Total minority interests	$166,381	$162,911

SHAREHOLDERS’ EQUITY:
Preferred shares, $0.01 par value, authorized 100,000,000 shares:
Series A Convertible Cumulative Preferred Shares, liquidation preference of $25.00 per share, 14,200,000 shares issued and outstanding at September 30, 2005 and December 31, 2004	$319,166	$319,166
Series B Cumulative Preferred Shares, liquidation preference of $25.00 per share, 3,400,000 shares issued and outstanding at September 30, 2005 and December 31, 2004	81,923	81,923
Common shares, $0.01 par value, authorized 250,000,000 shares, 126,179,372 and 124,542,018 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	1,262	1,245
Additional paid-in capital	2,270,550	2,246,335
Deferred compensation on restricted shares	(1,445)	(2,233)
Accumulated deficit	(948,902)	(885,016)
Accumulated other comprehensive income (loss)	2,605	(1,022)

	$1,725,159	$1,760,398

Less — shares held in treasury, at cost, 25,120,917 and 25,121,861 common shares at September 30, 2005 and December 31, 2004, respectively	(460,132)	(460,148)

Total shareholders’ equity	$1,265,027	$1,300,250

Total liabilities and shareholders’ equity	$4,191,256	$4,037,764

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)
(unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
REVENUE:
Office Property	$94,607	$122,490	$274,164	$367,240
Resort Residential Development Property	78,401	60,595	218,714	163,875
Resort/Hotel Property	35,787	54,707	105,546	158,814

Total Property revenue	$208,795	$237,792	$598,424	$689,929

EXPENSE:
Office Property real estate taxes	$9,848	$15,217	$30,420	$48,168
Office Property operating expenses	39,322	44,330	110,826	127,141
Resort Residential Development Property expense	68,706	54,480	191,154	146,803
Resort/Hotel Property expense	26,531	45,369	81,989	132,238

Total Property expense	$144,407	$159,396	$414,389	$454,350

Income from Property Operations	$64,388	$78,396	$184,035	$235,579

OTHER INCOME (EXPENSE):
Income from investment land sales	$—	$7,583	$8,424	$8,532
Gain on joint venture of properties, net	276	—	1,816	—
(Loss) gain on property sales, net	(39)	—	141	—
Interest and other income	7,412	2,566	20,622	8,249
Corporate general and administrative	(11,751)	(9,023)	(33,143)	(22,734)
Interest expense	(34,076)	(46,571)	(103,434)	(137,008)
Amortization of deferred financing costs	(2,139)	(3,453)	(6,183)	(10,243)
Extinguishment of debt	(361)	(155)	(2,028)	(3,082)
Depreciation and amortization	(36,629)	(44,194)	(110,979)	(124,320)
Impairment charges related to real estate assets	—	(4,094)	—	(4,094)
Other expenses	(1,686)	(88)	(2,362)	(236)
Equity in net income (loss) of unconsolidated companies:
Office Properties	3,202	1,096	9,888	3,612
Resort Residential Development Properties	(839)	(803)	(647)	(1,110)
Resort/Hotel Properties	(733)	22	28	(227)
Temperature-Controlled Logistics Properties	77	(906)	(2,266)	(4,514)
Other	210	190	10,971	(391)

Total Other Income (Expense)	$(77,076)	$(97,830)	$(209,152)	$(287,566)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	$(12,688)	$(19,434)	$(25,117)	$(51,987)
Minority interests	709	676	165	4,908
Income tax benefit	754	6,634	2,299	13,501

LOSS BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$(11,225)	$(12,124)	$(22,653)	$(33,578)
Income from discontinued operations, net of minority interests	1,198	1,780	4,293	7,826
Impairment charges related to real estate assets from discontinued operations, net of minority interests	(64)	(297)	(64)	(2,715)
Gain (loss) on real estate from discontinued operations, net of minority interests	89,735	(32)	91,238	(2,152)
Cumulative effect of a change in accounting principle, net of minority interests	—	—	—	(363)

NET INCOME (LOSS)	$79,644	$(10,673)	$72,814	$(30,982)
Series A Preferred Share distributions	(5,991)	(5,991)	(17,972)	(17,733)
Series B Preferred Share distributions	(2,019)	(2,019)	(6,056)	(6,057)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS — BASIC	$71,634	$(18,683)	$48,786	$(54,772)

BASIC EARNINGS PER SHARE DATA:
Loss available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$(0.19)	$(0.21)	$(0.46)	$(0.58)
Income from discontinued operations, net of minority interests	0.01	0.02	0.04	0.08
Impairment charges related to real estate assets from discontinued operations, net of minority interests	—	—	—	(0.03)
Gain (loss) on real estate from discontinued operations, net of minority interests	0.89	—	0.91	(0.02)
Cumulative effect of a change in accounting principle, net of minority interests	—	—	—	—

Net income (loss) available to common shareholders – basic	$0.71	$(0.19)	$0.49	$(0.55)

DILUTED EARNINGS PER SHARE DATA:
Loss available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$(0.19)	$(0.21)	$(0.46)	$(0.58)
Income from discontinued operations, net of minority interests	0.01	0.02	0.04	0.08
Impairment charges related to real estate assets from discontinued operations, net of minority interests	—	—	—	(0.03)
Gain (loss) on real estate from discontinued operations, net of minority interests	0.89	—	0.91	(0.02)
Cumulative effect of a change in accounting principle, net of minority interests	—	—	—	—

Net income (loss) available to common shareholders — diluted	$0.71	$(0.19)	$0.49	$(0.55)

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

										Deferred		Accumulated
	Series A		Series B						Additional	Compensation		Other
	Preferred Shares		Preferred Shares		Treasury Shares		Common Shares		Paid-in	on Restricted	Accumulated	Comprehensive
	Shares	Net Value	Shares	Net Value	Shares	Net Value	Shares	Par Value	Capital	Shares	(Deficit)	Income	Total
SHAREHOLDERS’ EQUITY, December 31, 2004	14,200,000	$319,166	3,400,000	$81,923	25,121,861	$(460,148)	124,542,018	$1,245	$2,246,335	$(2,233)	$(885,016)	$(1,022)	$1,300,250

Issuance of Common Shares	—	—	—	—	—	—	188,358	2	3,075	—	—	—	3,077

Exercise of Common Share Options	—	—	—	—	—	—	226,896	3	3,611	—	—	—	3,614

Accretion of Discount on Employee Stock Option Notes	—	—	—	—	—	—	—	—	(190)	—	—	—	(190)

Issuance of Shares in Exchange for Operating Partnership Units	—	—	—	—	—	—	1,222,100	12	17,672	—	—	—	17,684

Reissuance of Treasury Shares	—	—	—	—	(944)	16	—	—	—	—	—	—	16

Stock Option Grants	—	—	—	—	—	—	—	—	47	—	—	—	47

Amortization of Deferred Compensation on Restricted Shares	—	—	—	—	—	—	—	—	—	788	—	—	788

Dividends Paid	—	—	—	—	—	—	—	—	—	—	(112,672)	—	(112,672)

Net Income Available to Common Shareholders	—	—	—	—	—	—	—	—	—	—	48,786	—	48,786

Change in Unrealized Net Gain on Marketable Securities	—	—	—	—	—	—	—	—	—	—	—	(338)	(338)

Change in Unrealized Net Gain on Cash Flow Hedges	—	—	—	—	—	—	—	—	—	—	—	3,965	3,965

SHAREHOLDERS’ EQUITY, September 30, 2005	14,200,000	$319,166	3,400,000	$81,923	25,120,917	$(460,132)	126,179,372	$1,262	$2,270,550	$(1,445)	$(948,902)	$2,605	$1,265,027

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$72,814	$(30,982)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117,162	134,563
Extinguishment of debt	2,138	3,082
Resort Residential Development cost of sales	112,459	67,519
Resort Residential Development capital expenditures	(255,585)	(126,622)
Impairment charges related to real estate assets from discontinued operations, net of minority interests	64	2,715
(Gain) loss on real estate from discontinued operations, net of minority interests	(91,238)	2,152
Discontinued operations — depreciation and minority interests	3,344	6,614
Impairment charges related to real estate assets	—	4,094
Income from investment in land sales, net	(8,424)	(8,532)
Gain on joint venture of properties, net	(1,816)	—
Gain on property sales, net	(141)	—
Minority interests	(165)	(4,908)
Cumulative effect of a change in accounting principle, net of minority interests	—	363
Non-cash compensation	7,114	861
Amortization of debt premiums	(1,845)	(1,766)
Equity in (earnings) loss from unconsolidated companies:
Office Properties	(9,888)	(3,612)
Ownership portion of Office Properties Management Fee	5,283	(259)
Resort Residential Development Properties	647	1,110
Resort/Hotel Properties	(28)	227
Temperature-Controlled Logistics Properties	2,266	4,514
Other	(10,971)	391
Distributions received from unconsolidated companies:
Office Properties	4,979	4,465
Resort Residential Development Properties	180	—
Resort/Hotel Properties	96	—
Temperature-Controlled Logistics Properties	—	1,822
Other	6,854	938
Change in assets and liabilities, net of consolidations, acquisitions and dispositions:
Restricted cash and cash equivalents	27,927	52,695
Accounts receivable	6,147	(6,903)
Deferred rent receivable	(16,987)	(12,998)
Income tax asset — current and deferred, net	(2,932)	(22,223)
Other assets	(16,599)	(11,797)
Accounts payable, accrued expenses and other liabilities	41,814	15,295

Net cash (used in) provided by operating activities	$(5,331)	$72,818

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash impact of consolidation of previously unconsolidated entities	$—	$334
Proceeds from property sales	236,572	113,871
Proceeds from joint venture partners	144,193	—
Acquisition of investment properties	(186,901)	(193,275)
Development of investment properties	(49,177)	(3,804)
Property improvements — Office Properties	(8,080)	(9,040)
Property improvements — Resort/Hotel Properties	(5,076)	(22,228)
Tenant improvement and leasing costs — Office Properties	(50,719)	(68,145)
Resort Residential Development Properties Investments	(23,470)	(28,319)
(Increase) decrease in restricted cash and cash equivalents	(3,160)	92,347
Purchases of defeasance investments and other securities	(115,710)	(195,907)
Proceeds from defeasance investment maturities and other securities	20,430	9,687
Return of investment in unconsolidated companies:
Office Properties	1,014	2,288
Resort Residential Development Properties	2,486	14
Resort/Hotel Properties	—	1,299
Temperature-Controlled Logistics Properties	6,364	90,776
Other	11,913	204
Investment in unconsolidated companies:
Office Properties	(7,896)	(10,086)
Resort Residential Development Properties	(60)	(991)
Temperature-Controlled Logistics Properties	—	(2,404)
Other	(6,175)	(2,646)
(Increase) decrease in notes receivable	(67,479)	4,810

Net cash used in investing activities	$(100,931)	$(221,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(9,867)	$(8,218)
Borrowings under Credit Facility	550,300	440,000
Payments under Credit Facility	(519,800)	(371,500)
Notes payable proceeds	370,026	454,623
Notes payable payments	(257,510)	(386,590)
Junior subordinated notes	77,321	—
Resort Residential Development Properties notes payable borrowings	179,870	77,706
Resort Residential Development Properties notes payable payments	(85,253)	(62,462)
Obligation related to property financing transaction	—	79,920
Capital distributions to joint venture partners	(6,271)	(6,331)
Capital contributions from joint venture partners	7,104	2,101
Proceeds from exercise of share and unit options	21,304	362
Reissuance of Treasury Shares	16	—
Issuance of preferred shares — Series A	—	71,006
Series A Preferred Share distributions	(17,972)	(17,972)
Series B Preferred Share distributions	(6,056)	(6,057)
Dividends and unitholder distributions	(133,128)	(131,726)

Net cash provided by financing activities	$170,084	$134,862

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$63,822	$(13,535)
CASH AND CASH EQUIVALENTS, beginning of period	92,291	78,052

CASH AND CASH EQUIVALENTS, end of period	$156,113	$64,517

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
     The following table shows our consolidated subsidiaries that owned or had an interest in real estate assets and the real estate assets that each subsidiary owned or had an interest in as of September 30, 2005.

Operating Partnership	Wholly-owned assets — The Avallon I, II, III and IV, Dupont Centre and Waterside Commons, included in our Office Segment.

Non wholly-owned assets, consolidated — 301 Congress Avenue (50% interest) is included in our Office Segment. Sonoma Mission Inn (80.1% interest) is included in our Resort/Hotel Segment.

Non wholly-owned assets, unconsolidated — Bank One Center (50% interest), Von Karman Office Development — Irvine (40% interest), Bank One Tower (20% interest), Three Westlake Park (20% interest), Four Westlake Park (20% interest), Miami Center (40% interest), 5 Houston Center (25% interest), BriarLake Plaza (30% interest), Five Post Oak Park (30% interest), Houston Center (23.85% interest in three office properties and the Houston Center Shops), The Crescent Atrium (23.85% interest), The Crescent Office Towers (23.85% interest), Trammell Crow Center(1) (23.85% interest), Post Oak Central (23.85% interest in three Office Properties), Fountain Place (23.85% interest), Fulbright Tower (23.85% interest) and One Buckhead Plaza (35% interest). These properties are included in our Office Segment. AmeriCold Realty Trust (31.7% interest in 85 properties), included in our Temperature-Controlled Logistics Segment. Canyon Ranch Tucson and Canyon Ranch Lenox (48% interest), included in our Resort/Hotel Segment.

Crescent Real Estate Funding One, L.P.	Wholly-owned assets — Carter Burgess Plaza, 125 E. John Carpenter Freeway, The Aberdeen, Regency Plaza One and The Citadel. These properties are included in our Office Segment.

Hughes Center Entities(2)	Wholly-owned assets — Hughes Center Properties (seven office properties each in a separate limited liability company), 3883 Hughes Parkway (Office Development). These properties are included in our Office Segment.

Non wholly-owned asset, consolidated — 3770 Hughes Parkway (67% interest), included in our Office Segment.

Crescent Real Estate Funding III, IV and V, L.P. (Funding III, IV and V)(3)	Non wholly-owned assets, consolidated — Greenway Plaza Office Properties (ten Office Properties, 99.9% interest). These properties are included in our Office Segment. Renaissance Houston Hotel, included in our Resort/Hotel Segment.

Crescent Real Estate Funding VIII, L.P. (Funding VIII)	Wholly-owned assets — The Addison, Austin Centre, The Avallon V, Exchange Building, 816 Congress, Greenway I & IA (two office properties), Greenway II, Johns Manville Plaza, One Live Oak, Palisades Central I, Palisades Central II, Stemmons Place, 3333 Lee Parkway, 44 Cook and 55 Madison. These properties are included in our Office Segment. The Omni Austin Hotel and Ventana Inn & Spa, included in our Resort/Hotel Segment.

Crescent Real Estate Funding XII, L.P. (Funding XII)	Wholly-owned assets — Briargate Office and Research Center, MacArthur Center I & II and Stanford Corporate Center. These properties are included in our Office Segment. The Park Hyatt Beaver Creek Resort & Spa, included in our Resort/Hotel Segment.

Crescent 707 17th Street, LLC	Wholly-owned assets — 707 17th Street, included in our Office Segment, and the Denver Marriott City Center, included in our Resort/Hotel Segment.

Crescent Peakview Tower, LLC	Wholly-owned asset — Peakview Tower, included in our Office Segment.

Crescent Alhambra, LLC	Wholly-owned asset — Alhambra Plaza (two Office Properties), included in our Office Segment.

Crescent Datran Center, LLC	Wholly-owned asset — Datran Center (two Office Properties), included in our Office Segment.

Crescent Spectrum Center, L.P. (through Funding VIII)	Non wholly-owned asset, consolidated — Spectrum Center (99.9% interest), included in our Office Segment.

Crescent-JMIR Paseo Del Mar, LLC	Non wholly-owned asset, consolidated — Paseo Del Mar Office Development (80% interest), included in our Office Segment.

Crescent Colonnade, LLC	Wholly-owned asset — The BAC-Colonnade Building, included in our Office Segment.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mira Vista Development Corp. (MVDC)	Non wholly-owned asset, consolidated — Mira Vista (98% interest), included in our Resort Residential Development Segment.

Jefferson Station, L.P.	Non wholly-owned asset, consolidated — JPI (50% interest), included in our Resort Residential Development Segment.

Crescent Plaza Residential, L.P.	Wholly-owned asset — the Residences at the Ritz-Carlton Development, included in our Resort Residential Development Segment.

Crescent Plaza Hotel Owner, L.P.	Wholly-owned asset — the Ritz-Carlton Hotel Development, included in our Resort/Hotel Segment.

Houston Area Development Corp. (HADC)	Non wholly-owned assets, consolidated — Falcon Point (98% interest) and Spring Lakes (98% interest). These properties are included in our Resort Residential Development Segment.

Desert Mountain Development Corporation (DMDC)	Non wholly-owned assets, consolidated — Desert Mountain (93% interest), included in our Resort Residential Development Segment.

Crescent Resort Development Inc. (CRDI)	Non wholly-owned assets, consolidated — Brownstones (64% interest), Creekside at Riverfront (64% interest), Delgany (64% interest), Beaver Creek Landing (64% interest), Eagle Ranch (60% interest), Gray’s Crossing (71% interest), Horizon Pass (64% interest), Hummingbird (64% interest), Main Street Vacation Club (30% interest), Northstar Highlands (57% interest), Northstar Village (57% interest), Old Greenwood (71% interest), Riverbend (60% interest), Village Walk (64% interest), Tahoe Mountain Club (71% interest). These properties are included in our Resort Residential Development Segment.

Non wholly-owned assets, unconsolidated — Blue River Land Company, L.L.C. — Three Peaks (30% interest) and EW Deer Valley, L.L.C. (37.1% interest), included in our Resort Residential Development Segment.

(1)	We own 23.85% of the economic interest in Trammell Crow Center through our ownership of a 23.85% interest in the joint venture that holds fee simple title to the Office Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and the building.

(2)	In addition, we own nine retail parcels located in Hughes Center. In October 2005, we purchased the remaining 33% interest in 3770 Hughes Parkway for approximately $3.1 million.

(3)	Funding III owns nine of the ten office properties in the Greenway Plaza office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns 9 Greenway, the remaining office property in the Greenway Plaza office portfolio.
     See Note 8, “Investments in Unconsolidated Companies,” for a table that lists our ownership in significant unconsolidated joint ventures and investments as of September 30, 2005.
     See Note 9, “Notes Payable and Borrowings Under Credit Facility,” for a list of certain other subsidiaries, all of which are consolidated in our financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.
Segments
     Our assets and operations consisted of four investment segments at September 30, 2005, as follows:
•	Office Segment;

•	Resort Residential Development Segment;

•	Resort/Hotel Segment; and

•	Temperature-Controlled Logistics Segment.
     Within these segments, we owned in whole or in part the following operating real estate assets, which we refer to as the Properties, as of September 30, 2005:
•	Office Segment consisted of 76 office properties, which we refer to as the Office Properties, located in 26 metropolitan submarkets in seven states, with an aggregate of approximately 31.3 million net rentable square feet. Fifty-three of the Office Properties are wholly-owned and 23 are owned through joint ventures, two of which are consolidated and 21 of which are unconsolidated.

•	Resort Residential Development Segment consisted of our ownership of common stock representing interests of 98% to 100% in four Resort Residential Development Corporations and two limited partnerships. These Resort Residential Development Corporations, through partnership arrangements, owned in whole or in part 27 upscale resort residential development properties, which we refer to as the Resort Residential Development Properties.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•	Resort/Hotel Segment consisted of five luxury and destination fitness resorts and spas with a total of 1,034 rooms/guest nights and three upscale business-class hotel properties with a total of 1,376 rooms, which we refer to as the Resort/Hotel Properties. Five of the Resort/Hotel Properties are wholly-owned, one is owned through a joint venture that is consolidated and two are owned through joint ventures that are unconsolidated.

•	Temperature-Controlled Logistics Segment consisted of our 31.7% interest in AmeriCold Realty Trust, or AmeriCold, a REIT. As of September 30, 2005, AmeriCold operated 100 facilities, of which 84 were wholly-owned, one was partially-owned and fifteen were managed for outside owners. The 85 owned facilities, which we refer to as the Temperature-Controlled Logistics Properties, had an aggregate of approximately 437.2 million cubic feet (17.4 million square feet) of warehouse space. AmeriCold also owned one quarry and the related land.
     See Note 3, “Segment Reporting,” for a table showing selected financial information for each of these investment segments for the nine months ended September 30, 2005 and 2004, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of these investment segments at September 30, 2005 and December 31, 2004.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Adoption of New Accounting Standards
     SFAS No. 123R. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123R beginning January 1, 2006. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis. We intend to adopt SFAS No. 123R using the modified prospective application method which requires, among other things, that we recognize compensation cost for all awards outstanding at January 1, 2006, for which the requisite service has not yet been rendered. We are continuing to evaluate the impact of the adoption of SFAS No. 123R.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     EITF 04-5. At its June 2005 meeting, the Emerging Issues Task Force, or EITF, reached a consensus regarding Issue No. 04-5 (EITF 04-5), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF 04-5 is effective immediately for all newly-formed limited partnerships and for existing limited partnership agreements that are modified. The guidance will be effective for existing limited-partnership agreements that are not modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The guidance provides a framework for addressing the question of when a general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46(R), Consolidation of Variable Interest Entities, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights. The FASB has amended Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF 96-16, to conform and align with the guidelines set forth in EITF 04-5. We do not believe there will be an impact to our financial condition or results of operations from the adoption of EITF 04-5 in the current year. We are continuing to evaluate the impact of EITF 04-5, when applicable, to all existing partnerships.
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

	For the three months ended		For the nine months
	September 30,		ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income (loss) available to common shareholders, as reported	$71,634	$(18,683)	$48,786	$(54,772)
Add: Stock-based employee compensation expense included in reported net income	4,294	355	7,375	1,056
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(4,695)	(838)	(8,591)	(2,533)

Pro forma net income (loss) available to common shareholders	$71,233	$(19,166)	$47,570	$(56,249)
Income (loss) per share:
Basic — as reported	$0.71	$(0.19)	$0.49	$(0.55)
Diluted — as reported	$0.71	$(0.19)	$0.49	$(0.55)
Basic — pro forma	$0.71	$(0.19)	$0.48	$(0.57)
Diluted — pro forma	$0.71	$(0.19)	$0.48	$(0.57)

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
     The following tables present the reconciliation for the three and nine months ended September 30, 2005 and 2004, of basic and diluted earnings per share from “Loss before discontinued operations and cumulative effect of a change in accounting principle” to “Net income (loss) available to common shareholders.” The tables also include weighted average shares on a basic and diluted basis.

	For the three months ended September 30,
	2005			2004
		Wtd.	Per		Wtd.	Per
	Income	Avg.	Share	Income	Avg.	Share
(in thousands, except per share amounts)	(Loss)	Shares	Amount	(Loss)	Shares	Amount
Basic/Diluted EPS —
Loss before discontinued operations and cumulative effect of a change in accounting principle	$(11,225)	100,663		$(12,124)	99,024
Series A Preferred Share distributions	(5,991)			(5,991)
Series B Preferred Share distributions	(2,019)			(2,019)

Loss available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$(19,235)	100,663	$(0.19)	$(20,134)	99,024	$(0.21)

Income from discontinued operations, net of minority interests	1,198		0.01	1,780		0.02
Impairment charges related to real estate assets from discontinued operations, net of minority interests	(64)		—	(297)		—
Gain (loss) on real estate from discontinued operations, net of minority interests	89,735		0.89	(32)		—

Net income (loss) available to common shareholders	$71,634	100,663	$0.71	$(18,683)	99,024	$(0.19)

	For the nine months ended September 30,
	2005			2004
		Wtd.	Per		Wtd.	Per
	Income	Avg.	Share	Income	Avg.	Share
(in thousands, except per share amounts)	(Loss)	Shares	Amount	(Loss)	Shares	Amount
Basic/Diluted EPS —
Loss before discontinued operations and cumulative effect of a change in accounting principle	$(22,653)	99,936		$(33,578)	99,013
Series A Preferred Share distributions	(17,972)			(17,733)
Series B Preferred Share distributions	(6,056)			(6,057)

Loss available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$(46,681)	99,936	$(0.46)	$(57,368)	99,013	$(0.58)
Income from discontinued operations, net of minority interests	4,293		0.04	7,826		0.08
Impairment charges related to real estate assets from discontinued operations, net of minority interests	(64)		—	(2,715)		(0.03)
Gain (loss) on real estate from discontinued operations, net of minority interests	91,238		0.91	(2,152)		(0.02)
Cumulative effect of a change in accounting principle, net of minority interests	—		—	(363)		—

Net income (loss) available to common shareholders	$48,786	99,936	$0.49	$(54,772)	99,013	$(0.55)

     The effect of the conversion of the Series A Convertible Cumulative Preferred Shares, stock options, restricted stock and the exchange of Operating Partnership units are not included in the computation of diluted EPS for the three and nine months ended September 30, 2005 and 2004, since the effect of the conversions are not dilutive.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Disclosure to Statements of Cash Flows

	For the nine months ended
Supplemental disclosures of cash flow information:	September 30,
(in thousands)	2005	2004
Interest paid on debt	$98,926	$124,007
Interest capitalized — Office	164	—
Interest capitalized — Resort Residential Development	14,333	11,090
Interest capitalized — Resort/Hotel	523	278
Additional interest paid in conjunction with cash flow hedges	1,771	8,935

Total interest paid	$115,717	$144,310

Cash paid for income taxes	$633	$8,406

Supplemental schedule of non cash activities:

Assumption of debt in conjunction with acquisitions of Office Properties and undeveloped land	$—	$139,807

Joint venture of Office Properties’ debt	$158,350	$—
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

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Selected financial information related to each segment for the three and nine months ended September 30, 2005 and 2004, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of the segments at September 30, 2005 and 2004, are presented in the following tables:
     Selected Financial Information:

	For the three months ended September 30, 2005
		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort/Hotel	Logistics	Corporate
(in thousands)	Segment(1)	Segment	Segment	Segment	and Other(2)	Total
Total Property revenue	$94,607	$78,401	$35,787	$—	$—	$208,795
Total Property expense	49,170	68,706	26,531	—	—	144,407

Income from Property Operations	$45,437	$9,695	$9,256	$—	$—	$64,388

Total other income (expense)	(23,389)	(5,156)	(5,317)	76	(43,290)	(77,076)
Minority interests and income taxes	(1,365)	858	151	—	1,819	1,463
Discontinued operations — income, gain on real estate and impairment charges related to real estate assets, net of minority interests	106,990	—	—	—	(16,121)	90,869

Net income (loss)	$127,673	$5,397	$4,090	$76	$(57,592)	$79,644

Depreciation and amortization of real estate assets	$27,208	$2,238	$4,219	$—	$—	$33,665
(Gain) loss on property sales, net	(105,847)	—	39	—	—	(105,808)
Adjustments for investment in unconsolidated companies	5,548	(2,161)	1,004	4,530	—	8,921
Unitholder minority interest	—	—	—	—	14,049	14,049
Series A Preferred share distributions	—	—	—	—	(5,991)	(5,991)
Series B Preferred share distributions	—	—	—	—	(2,019)	(2,019)

Adjustments to reconcile net income (loss) to funds from operations available to common shareholders — diluted	$(73,091)	$77	$5,262	$4,530	$6,039	$(57,183)

Funds from operations available to common shareholders—diluted	$54,582	$5,474	$9,352	$4,606	$(51,553)	$22,461 (3)

See footnotes to the following table.
     Selected Financial Information:

	For the three months ended September 30, 2004
		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort/Hotel	Logistics	Corporate
(in thousands)	Segment(1)	Segment	Segment	Segment	and Other(2)	Total
Total Property revenue	$122,490	$60,595	$54,707	$—	$—	$237,792
Total Property expense	59,547	54,480	45,369	—	—	159,396

Income from Property Operations	$62,943	$6,115	$9,338	$—	$—	$78,396

Total other income (expense)	(32,900)	(8,309)	(5,992)	(906)	(49,723)	(97,830)
Minority interests and income taxes	(512)	3,469	2,474	—	1,879	7,310
Discontinued operations — income, gain on real estate and impairment charges related to real estate assets, net of minority interests	1,290	103	790	—	(732)	1,451

Net income (loss)	$30,821	$1,378	$6,610	$(906)	$(48,576)	$(10,673)

Depreciation and amortization of real estate assets	$35,141	$2,181	$5,662	$—	$—	$42,984
Loss (gain) on property sales, net	165	(127)	—	—	—	38
Adjustments for investment in unconsolidated companies	2,283	(2,150)	—	5,768	—	5,901
Unitholder minority interest	—	—	—	—	(1,912)	(1,912)
Series A Preferred share distributions	—	—	—	—	(5,991)	(5,991)
Series B Preferred share distributions	—	—	—	—	(2,019)	(2,019)

Adjustments to reconcile net income (loss) to funds from operations available to common shareholders — diluted	$37,589	$(96)	$5,662	$5,768	$(9,922)	$39,001

Funds from operations available to common shareholders — diluted	$68,410	$1,282	$12,272	$4,862	$(58,498)	$28,328 (3)

See footnotes to the following table.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Selected Financial Information:

	For the nine months ended September 30, 2005
		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort/Hotel	Logistics	Corporate
(in thousands)	Segment(1)	Segment	Segment	Segment	and Other(2)	Total
Total Property revenue	$274,164	$218,714	$105,546	$—	$—	$598,424
Total Property expense	141,246	191,154	81,989	—	—	414,389

Income from Property Operations	$132,918	$27,560	$23,557	$—	$—	$184,035

Total other income (expense)	(66,447)	(13,367)	(16,487)	(2,266)	(110,585)	(209,152)
Minority interests and income taxes	(3,402)	2,899	2,923	—	44	2,464
Discontinued operations — income, gain on real estate and impairment charges related to real estate assets, net of minority interests	112,235	—	—	—	(16,768)	95,467

Net income (loss)	$175,304	$17,092	$9,993	$(2,266)	$(127,309)	$72,814

Depreciation and amortization of real estate assets	$79,737	$6,954	$15,769	$—	$—	$102,460
(Gain) loss on property sales, net	(109,155)	—	(141)	—	(289)	(109,585)
Adjustments for investment in unconsolidated companies	15,627	(2,609)	2,813	13,729	—	29,560
Unitholder minority interest	—	—	—	—	12,849	12,849
Series A Preferred share distributions	—	—	—	—	(17,972)	(17,972)
Series B Preferred share distributions	—	—	—	—	(6,056)	(6,056)

Adjustments to reconcile net income (loss) to funds from operations available to common shareholders — diluted	$(13,791)	$4,345	$18,441	$13,729	$(11,468)	$11,256

Funds from operations available to common shareholders–diluted	$161,513	$21,437	$28,434	$11,463	$(138,777)	$84,070 (3)

See footnotes to the following table.
     Selected Financial Information:

	For the nine months ended September 30, 2004
		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort/Hotel	Logistics	Corporate
(in thousands)	Segment(1)	Segment	Segment	Segment	and Other(2)	Total
Total Property revenue	$367,240	$163,875	$158,814	$—	$—	$689,929
Total Property expense	175,309	146,803	132,238	—	—	454,350

Income from Property Operations	$191,931	$17,072	$26,576	$—	$—	$235,579

Total other income (expense)	(90,091)	(15,795)	(17,649)	(4,514)	(159,517)	(287,566)
Minority interests and income taxes	(1,230)	8,308	6,818	—	4,513	18,409
Discontinued operations — income, gain on real estate and impairment charges related to real estate assets, net of minority interests	1,534	149	2,518	—	(1,242)	2,959
Cumulative effect of a change in accounting principle, net of minority interests	—	—	—	—	(363)	(363)

Net income (loss)	$102,144	$9,734	$18,263	$(4,514)	$(156,609)	$(30,982)

Depreciation and amortization of real estate assets	$97,205	$5,115	$17,030	$—	$56	$119,406
Gain on property sales, net	2,319	(127)	—	—	336	2,528
Adjustments for investment in unconsolidated companies	7,188	(2,099)	—	17,348	—	22,437
Unitholder minority interest	—	—	—	—	(5,548)	(5,548)
Series A Preferred share distributions	—	—	—	—	(17,733)	(17,733)
Series B Preferred share distributions	—	—	—	—	(6,057)	(6,057)

Adjustments to reconcile net income (loss) to funds from operations available to common shareholders — diluted	$106,712	$2,889	$17,030	$17,348	$(28,946)	$115,033

Funds from operations available to common shareholders — diluted	$208,856	$12,623	$35,293	$12,834	$(185,555)	$84,051 (3)

See footnotes to the following table.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Resort		Temperature-
		Residential		Controlled	Corporate
	Office	Development	Resort/Hotel	Logistics	and
(in millions)	Segment	Segment	Segment	Segment	Other		Total
Total Assets by Segment: (4)
Balance at September 30, 2005(5)	$2,011	$1,025	$341	$173	$641	(6)	$4,191
Balance at December 31, 2004(5)	2,142	820	469	181	426	(6)	4,038
Consolidated Property Level Financing:
Balance at September 30, 2005	(891)	(178)	(97)	—	(1,141	)(7)	(2,307)
Balance at December 31, 2004	(942)	(84)	(111)	—	(1,015	)(7)	(2,152)
Consolidated Other Liabilities:
Balance at September 30, 2005	(108)	(275)	(26)	(1)	(43)		(453)
Balance at December 31, 2004	(108)	(196)	(47)	(2)	(69)		(422)
Minority Interests:
Balance at September 30, 2005	(15)	(33)	(6)	—	(112)		(166)
Balance at December 31, 2004	(9)	(34)	(7)	—	(113)		(163)

(1)	The property revenue includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $4.9 million and $1.3 million for the three months ended September 30, 2005 and 2004, respectively and $7.0 million and $8.5 million for the nine months ended September 30, 2005 and 2004, respectively.

(2)	For purposes of this Note, Corporate and Other includes the total of: income from investment land sales, net, interest and other income, corporate general and administrative expense, interest expense, amortization of deferred financing costs, extinguishment of debt, other expenses and equity in net income of unconsolidated companies—other.

(3)	Impairment charges and debt extinguishment charges related to the sale of real estate assets, were $0.3 million and $3.0 million for the three months ended September 30, 2005 and September 30, 2004, respectively, and were $0.7 million and $5.9 million for the nine months ended September 30, 2005 and September 30, 2004, respectively. Funds from operations available to common shareholders — diluted, as adjusted to exclude impairment charges and debt extinguishment charges related to the sale of real estate assets, was $22.8 million and $31.3 million for the three months ended September 30, 2005, and 2004, respectively, and $84.8 million and $89.9 million for the nine months ended September 30, 2005, and 2004, respectively. We provide this additional information because management utilizes it, in addition to FFO available to common shareholders — diluted, in making operating decisions and assessing performance, and because we believe that it also is useful to investors in assessing our operating performance.

(4)	Total assets by segment are inclusive of investments in unconsolidated companies.

(5)	Non-income producing land held for investment or development of $84.3 million and $67.5 million at September 30, 2005 and December 31, 2004, respectively, by segment is as follows: Office $24.1 million and $0.0 million, Resort Residential Development $9.6 million and $9.9 million, Resort/Hotel $7.3 million and $7.0 million and Corporate $43.3 million and $50.6 million, respectively.

(6)	Includes defeasance investments.

(7)	Inclusive of Corporate bonds, credit facility, Junior Subordinated Notes, the Funding I defeased debt, the Funding II defeased debt and Canyon Ranch-Lenox defeased debt.
4. ACQUISITIONS
Acquisitions of Office Properties
     During the nine months ended September 30, 2005, we completed the following acquisitions:

(in millions)			Purchase(1)
Date	Property	Location	Price
February 7, 2005	Exchange Building — Class A Office Property	Seattle, Washington	$52.5
April 8, 2005	One Buckhead Plaza — Class A Office Property(2)	Atlanta, Georgia	$130.5

(1)	The acquisitions were funded by draws on our credit facility. The properties are wholly-owned.

(2)	In June 2005, we contributed One Buckhead Plaza to Crescent One Buckhead Plaza, L.P., a limited partnership in which we have a 35% interest and Metzler US Real Estate Fund L.P. has a 65% interest.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Real Estate Investments
     The following table presents our significant investments in mezzanine loans entered into during the nine months ended September 30, 2005:

	Outstanding		Interest Rate
(in millions)	Loan		at September	Fixed/
Date	Amount	Investment	30, 2005	Variable
February 7, 2005	$17.3(1)	New York City Office Property	11.45%	Variable
March 31, 2005	$33.2(2)	Orlando Resort	11.93%	Fixed
May 31, 2005	$20.0(3)	Los Angeles Office Property	11.96%	Variable
June 9, 2005	$12.0(4)	Dallas Office Property	12.27%	Variable
August 31, 2005	$ 7.7(5)	Three Dallas Office Properties	11.04%	Fixed

(1)	The loan bears interest at LIBOR plus 775 basis points with an interest-only term until maturity in March 2007, subject to the right of the borrower to extend the loan pursuant to three one-year extension options.

(2)	Outstanding amount includes $0.2 million of premium. The loan bears interest at a stated fixed rate of 12% with an interest-only term until maturity in April 2008, subject to the right of the borrower to extend the loan pursuant to one four-year extension bearing either a floating or fixed interest rate at the borrower’s election. The floating rate would be LIBOR plus 600 basis points and the fixed rate would be determined at the beginning of the extension term at the rate of a similarly maturing U.S. Treasury security plus 600 basis points. During the extension, the borrower must make principal payments based on a 25-year amortization schedule.

(3)	The loan bears interest at LIBOR plus 825 basis points with an interest-only term until maturity in June 2007, subject to the right of the borrower to two six-month extensions and a third extension ending December 1, 2008. We determined that the entity to which the loan was funded is a VIE under FIN 46R of which we are not the primary beneficiary; therefore, we do not consolidate the entity. Our maximum exposure to loss is limited to the amount of the loan.

(4)	The loan bears interest at LIBOR plus 850 basis points with an interest-only term until maturity in July 2007, subject to the right of the borrower to extend the loan pursuant to three one-year extension options.

(5)	The loan has an interest-only term through September 2007. Beginning October 2007, the borrower must make principal payments based on a 30-year amortization schedule until maturity in September 2010. We determined that the entity to which the loan was funded is a VIE under FIN 46R of which we are not the primary beneficiary; therefore, we do not consolidate the entity. Our maximum exposure to loss is limited to the amount of the loan.
5. DISCONTINUED OPERATIONS
     In accordance with SFAS No. 144, the results of operations of the assets sold or held for sale have been presented as “Income from discontinued operations, net of minority interests,” gain or loss on the assets sold or held for sale have been presented as “Gain (loss) on real estate from discontinued operations, net of minority interests” and impairments on the assets sold or held for sale have been presented as “Impairment charges related to real estate assets from discontinued operations, net of minority interests” in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004. Minority interests for wholly-owned properties represent unitholders’ share of related income, gains, losses and impairments. The carrying value of the assets held for sale has been reflected as “Properties held for disposition, net” in the accompanying Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004.
Disposition of Office Properties
     The following table presents the significant dispositions of office properties for the nine months ended September 30, 2005:

(in millions)			Net		Net
Date	Property	Location	Proceeds	Gain	Gain (1)
February 7, 2005	Albuquerque Plaza	Albuquerque, New Mexico	$ 34.7(2)	$1.8	$1.5
August 16, 2005	Barton Oaks Plaza One	Austin, Texas	14.4(2)	5.4	4.6
September 19, 2005	Chancellor Park	San Diego, California	55.4(3)	32.1	27.3
September 28, 2005	Two Renaissance Square	Phoenix, Arizona	117.3(2)	68.1	57.8

(1)	Amounts are net of operating partnership minority interest.

(2)	Proceeds were used to pay down a portion of our Bank of America Fund XII Term Loan.

(3)	Proceeds were used primarily to pay down our credit facility.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets Held for Sale
Resort/Hotel Segment
     During the nine months ended September 30, 2005, we determined the Denver Marriott City Center was no longer held for sale due to the Hotel Property no longer being actively marketed for sale as a result of changes in market conditions. The Property has been reclassified from “Properties held for disposition, net” to “Buildings and improvements, net of accumulated depreciation” and “Furniture, fixtures and equipment, net of accumulated depreciation” in the Consolidated Balance Sheets with a net book value of $44.9 million at March 31, 2005. In addition, approximately $1.2 million has been reclassified from “Income from discontinued operations, net of minority interests” to “Resort/Hotel Property revenue,” “Resort/Hotel Property expenses,” “Taxes,” and “Minority interests” in the Consolidated Statements of Operations. Depreciation expense has been adjusted by approximately $4.4 million, the amount that would have been recognized had the Property been continuously classified as held and used.
Summary of Assets Held for Sale
     The following table indicates the major classes of assets of the Properties held for sale.

(in thousands)	September 30, 2005(1)	December 31, 2004(2)
Land	$—	$3,330
Buildings and improvements	4,123	138,538
Accumulated depreciation	(44)	(32,676)
Other assets, net	65	8,207

Net investment in real estate	$4,144	$117,399

(1)	Includes other assets.

(2)	Includes four Office Properties and other assets.
     The following tables present income, impairment charges and gain (loss) on sale for the three and nine months ended September 30, 2005 and 2004, for properties included in discontinued operations.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Total revenues	$4,164	$10,422	$13,165	$37,866
Operating and other expenses	(2,111)	(6,803)	(5,528)	(23,395)
Depreciation and amortization	(641)	(1,519)	(2,586)	(5,243)
Unitholder minority interests	(214)	(320)	(758)	(1,402)

Income from discontinued operations, net of minority interests	$1,198	$1,780	$4,293	$7,826

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Impairment charges related to real estate assets	$(75)	$(350)	$(75)	$(3,201)
Unitholder minority interests	11	53	11	486

Impairment charges related to real estate assets from discontinued operations, net of minority interests	$(64)	$(297)	$(64)	$(2,715)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Realized gain (loss) on sale of properties	$105,572	$(38)	$107,339	$(2,537)
Unitholder minority interests	(15,837)	6	(16,101)	385

Gain (loss) on sale of real estate from discontinued operations, net of minority interests	$89,735	$(32)	$91,238	$(2,152)

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. OTHER TRANSACTIONS
Undeveloped Land
     The following table presents the significant dispositions of undeveloped land for the nine months ended September 30, 2005.

(dollars in millions)			Net
Date	Location	Acreage	Proceeds(1)	Net Gain
March 31, 2005	Houston, Texas	1.58	$5.8	$3.5
June 30, 2005	Houston, Texas	1.43	$6.1	$4.1

(1)	The proceeds were used primarily to pay down our credit facility.
Significant Tenant Lease Termination
     In June 2005, we entered into an agreement with our largest office tenant, El Paso Energy Services Company and certain of its subsidiaries, which will terminate El Paso’s leases relating to a total of 888,000 square feet at Greenway Plaza in Houston, Texas effective December 31, 2007. Under the agreement, El Paso is required to pay us $65.0 million in termination fees in periodic installments through December 31, 2007 and $62.0 million in rent according to the original lease terms from July 1, 2005 through December 31, 2007. Original expirations for the space ranged from 2007 through 2014. The $65.0 million lease termination fee, net of the approximately $23.0 million deferred rent receivable balance, will be recognized ratably to income over the period July 1, 2005 through December 31, 2007. As of September 30, 2005, El Paso was current on all rental obligations.
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
     In addition, the newly formed entities completed a private placement of Mandatorily Redeemable Convertible Preferred Membership Units for aggregate gross proceeds of approximately $110.0 million. In this private placement, Richard E. Rainwater, Chairman of our Board of Trust Managers, and certain of his family members purchased approximately $27.1 million of these units on terms identical to those extended to all other investors. The units are convertible into a 25% common equity interest in CR Spa, LLC and CR Operating, LLC and pay distributions at the rate of 8.5% per year in years one through seven, and 11% in years eight through ten. At the end of ten years, or upon earlier redemption by us, the holders of the units are entitled to receive a premium in an amount sufficient to result in a cumulative return of 11% per year. The units are redeemable after seven years at our option. Also on January 18, 2005, the new entities completed a $95.0 million financing with Bank of America. The loan has an interest-only term until maturity in February 2015, bears interest at 5.94% and is secured by the Canyon Ranch Tucson and Canyon Ranch Lenox Destination Resort Properties. As a result of these transactions, we received proceeds of approximately $91.9 million, which was used to pay down or defease debt related to our previous investment in the Properties and to pay down our credit facility. No gain or loss was recorded in connection with the above transactions. Following these transactions, we account for our interests in CR Spa, LLC and CR Operating, LLC under the equity method.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Office
Fulbright Tower
     On February 24, 2005, we contributed Fulbright Tower, subject to the Morgan Stanley Mortgage Capital Inc. Note of $73.4 million, and an adjacent parking garage, to Crescent 1301 McKinney, L.P., a limited partnership in which we have a 23.85% interest, a fund advised by JPMorgan Asset Management, or JPM, has a 60% interest and GE Asset Management, or GE, has a 16.15% interest. The property was valued at $106.0 million and the transaction generated net proceeds to us of approximately $33.4 million which were used to pay down our credit facility. The joint venture was accounted for as a partial sale of the Office Property, resulting in a net gain of approximately $0.5 million. None of the mortgage financing at the joint venture level is guaranteed by us. We manage this property on behalf of the joint venture. We account for our interest in Crescent 1301 McKinney, L.P. under the equity method.
Von Karman Office Development in Irvine
     On June 9, 2005, we entered into a joint venture arrangement, Crescent Irvine LLC, with an affiliate of Hines. The joint venture purchased a land parcel located in the John Wayne submarket in Irvine, California, for $12.0 million. In addition, we have committed to co-develop a 260,000 square-foot Class A office property on the acquired site. Hines owns a 60% interest and we own a 40% interest in the joint venture. The initial cash equity contribution to the joint venture was $12.2 million, of which our portion was $4.9 million. Development is expected to begin in the first quarter of 2006. We account for our interest in Crescent Irvine LLC under the equity method.
One Buckhead Plaza
     On June 29, 2005, we contributed One Buckhead Plaza, subject to the Morgan Stanley Note of $85.0 million, to Crescent One Buckhead Plaza, L.P., a limited partnership in which we have a 35% interest and Metzler US Real Estate Fund L.P. has a 65% interest. The property was valued at $130.5 million and the transaction generated net proceeds to us of approximately $28.0 million, which were used to pay down our credit facility. The joint venture was accounted for as a partial sale of the Office Property, resulting in a net gain of approximately $0.4 million. None of the mortgage financing at the joint venture level is guaranteed by us. We manage the property on behalf of the joint venture. We account for our interest in Crescent One Buckhead Plaza, L.P. under the equity method.
Paseo del Mar
     On September 21, 2005, we entered into a joint venture arrangement, Crecent-JMIR Paseo Del Mar LLC, with JMI Realty. The joint venture has committed to co-develop a 231,000 square-foot, three-building office complex in the Del Mar Heights submarket of San Diego, California. The venture is structured such that we own an 80% interest and JMI Realty owns the remaining 20% interest. In connection with the joint venture, Crescent – JMIR Paseo Del Mar LLC entered into a maximum $53.1 million construction loan with Guaranty Bank. Affiliates of JMI Realty manage the joint venture, guarantee the loan, and have provided a completion guarantee to the joint venture. The initial cash equity contribution to the joint venture was $28.6 million, of which our portion was $22.9 million. The development, which is currently underway, is scheduled for delivery in August 2006. Upon completion, we will manage the property on behalf of the joint venture. We consolidate Crescent-JMIR Paseo Del Mar LLC.
Redtail Capital Partners, L.P.
     On May 10, 2005, we entered into an agreement with Capstead Mortgage Corporation pursuant to which we formed a joint venture to invest up to $100 million in equity in select mezzanine loans on commercial real estate over a two-year period. Total investments in mezzanine loans, assuming leverage, could exceed $300 million. The agreement also provides that we and Capstead may form a second joint venture to invest up to an additional $100 million in equity. Capstead is committed to 75% of the capital of each of the two partnerships, or up to $150.0 million, and we are committed to 25%, or up to $50.0 million. We will be responsible for identifying investment opportunities and managing the portfolios and will earn a management fee and incentives based on portfolio performance. As of September 30, 2005, we have made capital contributions of $1.2 million. We account for our interest in Redtail Capital Partners, L.P. under the equity method.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. INVESTMENTS IN UNCONSOLIDATED COMPANIES
     The following is a summary of our ownership in significant unconsolidated joint ventures and investments as of September 30, 2005.

		Our Ownership
		as of
Entity	Classification	September 30, 2005
Main Street Funding Partners, L.P.	Office (Bank One Center—Dallas)	50.0	%(1)
Crescent Irvine, LLC	Office (Von Karman Office Development — Irvine)	40.0	%(2)
Crescent Miami Center, LLC	Office (Miami Center — Miami)	40.0	%(3) (4)
Crescent One Buckhead Plaza, L.P.	Office (One Buckhead Plaza — Atlanta)	35.0	%(5) (4)
Crescent POC Investors, L.P.	Office (Post Oak Central — Houston)	23.9	%(6) (4)
Crescent HC Investors, L.P.	Office (Houston Center — Houston)	23.9	%(6) (4)
Crescent TC Investors, L.P.	Office (The Crescent — Dallas)	23.9	%(6) (4)
Crescent Ross Avenue Mortgage Investors, L.P.	Office (Trammell Crow Center, Mortgage — Dallas)	23.9	%(7) (4)
Crescent Ross Avenue Realty Investors, L.P.	Office (Trammell Crow Center, Ground Lessor — Dallas)	23.9	%(7) (4)
Crescent Fountain Place, L.P.	Office (Fountain Place — Dallas)	23.9	%(7) (4)
Crescent Five Post Oak Park L.P.	Office (Five Post Oak — Houston)	30.0	%(8) (4)
Crescent One BriarLake Plaza, L.P.	Office (BriarLake Plaza — Houston)	30.0	%(9) (4)
Crescent 5 Houston Center, L.P.	Office (5 Houston Center — Houston)	25.0	%(10) (4)
Crescent 1301 McKinney, L.P.	Office (Fulbright Tower — Houston)	23.9	%(11)(4)
Austin PT BK One Tower Office Limited Partnership	Office (Bank One Tower — Austin)	20.0	%(12) (4)
Houston PT Three Westlake Office Limited Partnership	Office (Three Westlake Park — Houston)	20.0	%(12) (4)
Houston PT Four Westlake Office Limited Partnership	Office (Four Westlake Park—Houston)	20.0	%(12) (4)
AmeriCold Realty Trust	Temperature-Controlled Logistics	31.7	%(13)
CR Operating, LLC	Resort/Hotel	48.0	%(14)
CR Spa, LLC	Resort/Hotel	48.0	%(14)
Blue River Land Company, L.L.C.	Other	50.0	%(15)
EW Deer Valley, L.L.C.	Other	41.7	%(16)
SunTx Fulcrum Fund, L.P. (SunTx)	Other	28.9	%(17)
Redtail Capital Partners, L.P. (Redtail)	Other	25.0	%(18) (4)
G2 Opportunity Fund, L.P. (G2)	Other	12.5	%(19)

(1)	The remaining 50% interest is owned by Trizec Properties, Inc.

(2)	The remaining 60% interest is owned by an affiliate of Hines. Crescent Irvine, LLC acquired a parcel of land to develop a 260,000 square foot Class A Office Property.

(3)	The remaining 60% interest is owned by an affiliate of a fund managed by JPM.

(4)	We have negotiated performance based incentives that allow for additional equity to be earned if return targets are exceeded.

(5)	The remaining 65% interest is owned by Metzler US Real Estate Fund L.P.

(6)	Each limited partnership is owned by Crescent Big Tex I, L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(7)	Each limited partnership is owned by Crescent Big Tex II, L.P., which is owned 76.1% by a fund advised by JPM.

(8)	The remaining 70% interest is owned by an affiliate of GE.

(9)	The remaining 70% interest is owned by affiliates of JPM.

(10)	The remaining 75% interest is owned by a pension fund advised by JPM.

(11)	The partnership is owned by Crescent Big Tex III, L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(12)	The remaining 80% interest is owned by an affiliate of GE.

(13)	Of the remaining 68.3% interest, 47.6% is owned by Vornado Realty, L.P. and 20.7% is owned by The Yucaipa Companies.

(14)	The remaining 52% interest is owned by the founders of Canyon Ranch. CR Spa, LLC operates three resort spas which offer guest programs and services and sells Canyon Ranch branded skin care products exclusively at the destination health resorts and the resort spas. CR Operating, LLC operates and manages the two Canyon Ranch destination health resorts, Tucson and Lenox, and collaborates with select real estate developers in developing residential lifestyle communities.

(15)	The remaining 50% interest is owned by parties unrelated to us. Blue River Land Company, L.L.C. was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(16)	The remaining 58.3% interest is owned by parties unrelated to us. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, L.L.C. was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(17)	Of the remaining 71.1%, approximately 39.6% is owned by SunTx Capital Partners, L.P. and the remaining 31.5% is owned by a group of individuals unrelated to us. Of our limited partnership interest in SunTx, 6.5% is through an unconsolidated investment in SunTx Capital Partners, L.P.; the general partner of SunTx. SunTx Fulcrum Fund, L.P.’s objective is to invest in a portfolio of entities that offer the potential for substantial capital appreciation.

(18)	The remaining 75% interest is owned by Capstead Mortgage Corporation. Redtail was formed to invest up to $100 million in equity in select mezzanine loans on commercial real estate over a two-year period.

(19)	G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest is owned by Goff-Moore Strategic Partners, L.P., or GMSPLP, and by parties unrelated to us. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation, or GMACCM. The ownership structure of GMSPLP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of our Board of Trust Managers, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of our Board of Trust Managers and our Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties. Our investment balance at September 30, 2005 was approximately $1.1 million. In 2005 we received cash distributions of approximately $18.7 million, bringing total distributions to approximately $41.0 million on an initial investment of $24.2 million.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Summary Financial Information
     We report our share of income and losses based on our ownership interest in our respective equity investments, adjusted for any preference payments. The unconsolidated entities that are included under the headings on the following tables are summarized below.
     Balance Sheets as of September 30, 2005:
•	Office — This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Crescent Irvine, LLC, Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics — This includes AmeriCold Realty Trust;

•	Resort/Hotel — This includes CR Operating, LLC and CR Spa, LLC ; and

•	Other — This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., SunTx, SunTx Capital Partners, L.P., Redtail and G2.
     Balance Sheets as of December 31, 2004:
•	Office — This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

•	Temperature-Controlled Logistics — This includes the AmeriCold Realty Trust; and

•	Other — This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, LLC, SunTx, SunTx Capital Partners, L.P. and G2.
     Summary Statements of Operations for the nine months ended September 30, 2005:
•	Office — This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Crescent Irvine, LLC, Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics — This includes AmeriCold Realty Trust;

•	Resort/Hotel — This includes CR Operating, LLC and CR Spa, LLC; and

•	Other — This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., SunTx, SunTx Capital Partners, L.P., Redtail and G2.
     Summary Statements of Operations for the nine months ended September 30, 2004:
•	Office — This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

•	Temperature-Controlled Logistics — This includes the Vornado Crescent Portland Partnership and Vornado Crescent Carthage and KC Quarry L.L.C.; and

•	Other — This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, LLC, SunTx, SunTx Capital Partners, L.P. and G2.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets:

	As of September 30, 2005
		Temperature-
		Controlled
(in thousands)	Office	Logistics	Resort/Hotel	Other	Total
Real estate, net	$2,076,511	$1,131,983	$104,679
Cash	85,945	25,360	58,290
Restricted Cash	45,968	67,016	218
Other assets	159,422	191,256	25,433

Total assets	$2,367,846	$1,415,615	$188,620

Notes payable	$1,335,580	$762,861	$95,000
Notes payable to us	—	4,526	—
Other liabilities	110,714	132,685	39,395
Preferred membership units	—	—	103,219
Equity	921,552	515,543	(48,994)

Total liabilities and equity	$2,367,846	$1,415,615	$188,620

Our share of unconsolidated debt	$371,569	$241,827	$45,600	$2,813	$661,809

Our investments in unconsolidated companies	$182,164	$167,901	$5,827	$34,200	$390,092

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

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary Statements of Operations:

	For the nine months ended September 30, 2005
		Temperature-
		Controlled
(in thousands)	Office	Logistics(1)	Resort/Hotel	Other		Total
Total revenues	$254,420	$592,893	$103,258
Operating expense	121,894	489,360	83,924

Net Operating Income	$132,526	$103,533	$19,334

Interest expense	$50,634	$41,761	$4,077
Depreciation and amortization	58,317	55,651	7,647
Preferred dividends	—	—	8,950
Taxes and other (income) expense	(397)	1,113	2,059

Total expenses	$108,554	$98,525	$22,733

Net income (loss)	$23,972	$5,008	$(3,399)

Our equity in net income (loss) of unconsolidated companies	$9,888	$(2,266)	$28	$10,324	(2)	$17,974

(1)	In connection with the dissolution of Vornado Crescent Portland Partnership, we agreed to pay Vornado Realty, L.P. an annual management fee of $4.5 million, payable only out of dividends or sale proceeds on the shares of AmeriCold that we own. Our share of equity in net income (loss) for Temperature-Controlled Logistics includes management fees payable to Vornado Realty, L.P. totaling $3.4 million for the nine months ended September 30, 2005.

(2)	Includes approximately $5.1 million of income recorded in the second quarter 2005 resulting from booking an increase in actual results from previous estimates related to equity in earnings from an unconsolidated company. The impact of this increase from estimate to actual decreased net loss by approximately $2.5 million and decreased basic and diluted loss per share by $0.03 per share for the nine months ended September 30, 2005.
Summary Statements of Operations:

	For the nine months ended September 30, 2004
		Temperature-
		Controlled
(in thousands)	Office	Logistics	Other	Total
Total revenues	$97,178	$88,276
Operating expense	49,609	18,661 (1)

Net Operating Income	$47,569	$69,615

Interest expense	$22,592	$38,351
Depreciation and amortization	22,175	43,666
Taxes and other (income) expense	113	(3,377)

Total expenses	$44,880	$78,640

Net income (loss)	$2,689	$(9,025)

Our equity in net income (loss) of unconsolidated companies	$3,612	$(4,514)	$(1,728)	$(2,630)

(1)	Inclusive of the preferred return paid to Vornado Realty, L.P. (1% per annum of the total combined assets).

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unconsolidated Debt Analysis
     The following table shows, as of September 30, 2005, information about our share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities’ anticipated pay-off dates.

		Balance	Our Share of
		Outstanding at	Balance at	Interest Rate at
	Our	September 30,	September 30,	September 30,
Description	Ownership	2005	2005	2005	Maturity Date	Fixed/Variable (1)
		(in thousands)	(in thousands)
Temperature-Controlled Logistics Segment:
AmeriCold Realty Trust	31.70%
Goldman Sachs (2)		$473,369	$150,058	6.89%	5/11/2023	Fixed
Morgan Stanley (3)		246,457	78,127	6.72%	4/9/2009	Variable
Other		43,035	13,642	3.48% to 13.63%	6/1/2006 to 4/1/2017	Fixed

		$762,861	$241,827

Office Segment:
Crescent HC Investors, L.P.	23.85%	269,705	64,325	5.03%	11/7/2011	Fixed
Crescent TC Investors, L.P.	23.85%	214,770	51,223	5.00%	11/1/2011	Fixed
Main Street Partners, L.P. (4) (5) (6)	50.00%	107,462	53,731	6.58%	12/1/2005	Variable
Crescent Fountain Place, L.P.	23.85%	105,932	25,265	4.95%	12/1/2011	Fixed
Crescent POC Investors, L.P.	23.85%	97,504	23,255	4.98%	12/1/2011	Fixed
Crescent 5 Houston Center, L.P.	25.00%	90,000	22,500	5.00%	10/1/2008	Fixed
Crescent One Buckhead Plaza, L.P.	35.00%	85,000	29,750	5.47%	4/8/2015	Fixed
Crescent Miami Center, LLC	40.00%	81,000	32,400	5.04%	9/25/2007	Fixed
Crescent 1301 McKinney, L.P. (7)(8)	23.85%	73,350	17,494	4.73%	1/9/2008	Variable
Crescent One BriarLake Plaza, L.P.	30.00%	50,000	15,000	5.40%	11/1/2010	Fixed
Houston PT Four Westlake Office Limited Partnership	20.00%	46,862	9,372	7.13%	8/1/2006	Fixed
Crescent Five Post Oak Park, L.P.	30.00%	44,547	13,364	4.82%	1/1/2008	Fixed
Austin PT BK One Tower Office Limited Partnership	20.00%	36,448	7,290	7.13%	8/1/2006	Fixed
Houston PT Three Westlake Office Limited Partnership	20.00%	33,000	6,600	5.61%	9/1/2007	Fixed

		$1,335,580	$371,569

Resort/Hotel Segment:
CR Resort, LLC	48.00%	$95,000	$45,600	5.94%	2/1/2015	Fixed

Other Segment:
Redtail Capital Partners One, LLC(9)	25.00%	$11,250	$2,813	5.62%	8/9/2008	Variable

Total Unconsolidated Debt		$2,204,691	$661,809

Fixed Rate/Weighted Average				5.92%	9.39 years
Variable Rate/Weighted Average				6.42%	2.22 years

Total Weighted Average				6.03%	7.74 years

(1)	All unconsolidated debt is secured.

(2)	URS Real Estate, L.P. and AmeriCold Real Estate, L.P. expect to repay the notes on the Optional Prepayment Date of April 11, 2008.

(3)	The loan bears interest at LIBOR + 295 basis points (with a LIBOR floor of 1.5% with respect to $54.4 million of the loan) and requires principal payments of $5.0 million annually. In connection with this loan, a subsidiary of AmeriCold Realty Trust entered into an interest-rate cap agreement with a maximum LIBOR of 6.50% on the entire amount of the loan.

(4)	Senior Note — Note A: $79.4 million at variable interest rate, LIBOR + 189 basis points, $4.7 million at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $23.4 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. In connection with this loan, we entered into interest-rate cap agreement with a maximum LIBOR of 4.52% on all notes. All notes amortized based on a 25-year schedule. The partnership has exercised its extension option with the lender to extend the maturity date one year.

(5)	We and our JV partner each obtained separate letters of credit to guarantee the repayment of up to $4.3 million each of principal of the Main Street Partners, L.P. loan.

(6)	The partnership has requested the final one-year extension remaining on the loan.

(7)	This loan has two one-year extension options.

(8)	In December 2004, Crescent 1301 McKinney, L.P. entered into a one-year LIBOR interest-rate cap agreement with a notional amount of $73.4 million, which limits the LIBOR interest rate exposure to 3.5%. Each year the partnership will be required to renew this cap at a level that limits the debt service coverage to a ratio of 1.0 to 1.0. Fulbright Tower Office Property was formerly known as 1301 McKinney.

(9)	This loan has one one-year extension option.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY
The following is a summary of our debt financing at September 30, 2005:

September 30, 2005
(in thousands)
Secured Debt
AEGON Partnership Note due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the Funding III, IV and V Properties (Greenway Plaza)	$250,201

GACC Note(1), due June 2007, bears interest at LIBOR plus 147 basis points (at September 30, 2005, the interest rate was 5.24%) with a two-year interest-only term and three one-year extension options, secured by Funding One Properties	165,000

Bank of America Funding XII Term Loan due January 2006, bears interest at LIBOR plus 225 basis points (at September 30, 2005, the interest rate was 5.94%) with a two-year interest-only term and a one-year extension option, secured by the Funding XII Properties	86,203

Bank One Construction Loan due in October 2006, bears interest at LIBOR plus 275 basis points (at September 30, 2005, the interest rate was 5.76%) secured by the Northstar properties of Iron Horse and Great Bear. Maximum facility amount is $105.8 million	81,044

Cigna Note due June 2010, bears interest at 5.22% with an interest-only term, secured by the 707 17th Street Office Property and the Denver Marriott City Center	70,000

JP Morgan Chase Note III (2) due October 2015, bears interest at 4.88% with an interest only term, secured by the Datran Center Office Property	65,000

Morgan Stanley Mortgage Capital Inc. Note I due October 2011, bears interest at 5.06% with an interest-only term, secured by the Alhambra Office Property	50,000

Bank of America Note due May 2013, bears interest at 5.53% with an initial 2.5-year interest- only term (through November 2005), followed by monthly principal and interest payments based on a 30-year amortization schedule, secured by The Colonnade Office Property	38,000

Metropolitan Life Note VII due May 2011, bears interest at 4.31% with monthly interest-only payments, secured by the Dupont Centre Office Property	35,500

Mass Mutual Note(3) due August 2006, bears interest at 7.75% with principal and interest payments based on a 25-year amortization schedule, secured by the 3800 Hughes Parkway Office Property	34,808

Bank of America Loan due in December 2006, bears interest at LIBOR plus 250 basis points (at September 30, 2005, the interest rate was 6.07%) secured by Hummingbird Lodge. Maximum facility amount is $49.9 million	33,729

Column Financial Note due April 2015, bears interest at 5.59% with an interest-only term, secured by the Peakview Tower Office Property	33,000

Northwestern Life Note due November 2008, bears interest at 4.94% with an interest-only term, secured by the 301 Congress Avenue Office Property	26,000

Allstate Note(3) due September 2010, bears interest at 6.65% with principal and interest payments based on a 25-year amortization schedule, secured by the 3993 Hughes Parkway Office Property	24,965

JP Morgan Chase Note II due September 2011, bears interest at 4.98% with an interest-only term, secured by the 3773 Hughes Parkway Office Property	24,755

Metropolitan Life Note VI(3) due October 2009, bears interest at 7.71% with principal and interest payments based on a 25-year amortization schedule, secured by the 3960 Hughes Parkway Office Property	23,241

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Secured Debt – Continued

September 30, 2005
(in thousands)
Bank of America Note(4) maturing November 2007, bears interest at LIBOR plus 200 basis points (at September 30, 2005, the interest rate was 5.58%) with an interest-only term and two one-year extension options, secured by the Jefferson Station Apartments. Maximum facility amount is $41.0 million	$16,942

JP Morgan Chase Note I due September 2011, bears interest at 4.98% with an interest-only term, secured by the 3753 and 3763 Hughes Parkway Office Properties	14,350

Key Bank Construction Loan due July 2008 with three one-year extension options, bears interest at 6.08%, secured by the Ritz-Carlton Hotel and Condominium project in Dallas, Texas. Maximum facility amount is $175.0 million	10,386

FHI Finance Loan(5) bears interest at LIBOR plus 450 basis points (at September 30, 2005, the interest rate was 8.22%), with an initial interest-only term until the Net Operating Income Hurdle Date, followed by monthly principal and interest payments based on a 20-year amortization schedule through maturity in September 2009, secured by the Sonoma Mission Inn & Spa	10,000

Northwestern Life Note II(3) due July 2007, bears interest at 7.40% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the 3980 Hughes Parkway Office Property	9,739

Woodmen of the World Note due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through November 2006), followed by monthly principal and interest payments based on a 25-year amortization schedule, secured by the Avallon IV Office Property	8,500

Wells Fargo Note due February 2008 with two one-year extension options, bears interest at LIBOR plus 125 basis points (at September 30, 2005, the interest rate was 5.00%) with an interest-only term, secured by 3770 Hughes Parkway Office Property	7,800

Guaranty Bank Construction Loan(6) due in September 2008 with two one-year extension options, bears interest at prime plus 50 basis points (at September 30, 2005, the interest rate was 7.25%) secured by Paseo Del Mar office development. Maximum facility amount is $53.1 million	5,575

National Bank of Arizona Revolving Line of Credit(7) maturing in June 2006, bears interest at prime rate plus 0 to 100 basis points (at September 30, 2005, the interest rate was 6.75% to 7.75%) secured by certain DMDC assets	3,438

Societe Generale Construction Loan due in September 2008 with two one-year extension options, bears interest at LIBOR plus 180 basis points (at September 30, 2005, the interest rate was 5.67%) secured by the 3883 Hughes Parkway office development. Maximum facility amount is $52.3 million	314

Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from 2.9% to 13.75% at September 30, 2005, with maturities ranging between October 2005 and April 2010, secured by various CRDI, Sonoma Golf Club and MVDC projects(8)	37,872

Defeased Debt

LaSalle Note II(9) due March 2006 bears interest at 7.79% with monthly principal and interest payments based on a 25-year amortization schedule secured and funded by defeasance investments	155,785

LaSalle Note I(9) due August 2007, bears interest at 7.83% with monthly principal and interest payments based on a 25-year amortization schedule, secured and funded by defeasance investments	102,135

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Defeased Debt-Continued

September 30, 2005
(in thousands)
Nomura Funding VI(9) Note due July 2010, bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule, secured and funded by defeasance investments	$7,501

Unsecured Debt

2009 Notes(10) bear interest at a fixed rate of 9.25% with a seven-year interest-only term, due April 2009	375,000

2007 Notes bear interest at a fixed rate of 7.50% with a ten-year interest-only term, due September 2007	250,000

Credit Facility(11) interest-only due December 2006, bears interest at LIBOR plus 200 basis points (at September 30, 2005, the interest rate was 5.71%)	173,000

Junior Subordinated Notes due June and July 2035, bears interest at 3 month LIBOR plus 200 basis points (at September 30, 2005, the interest rates ranged from 5.35% to 5.53%)(12)	77,321

Total Notes Payable	$2,307,104

(1)	This note consists of a $110.0 million senior loan, a $40.0 million first mezzanine loan and a $15.0 million second mezzanine loan. In connection with this loan, we entered into LIBOR interest rate caps struck at 6.00% on a notional amount corresponding to each loan of $165.0 million through June 2008. Simultaneously, we sold a LIBOR interest rate cap with the same terms.

(2)	In September 2005, we entered into a new $65 million loan agreement with JP Morgan Chase, secured by the Datran Center Office Property. A portion of the proceeds were used to payoff the Metropolitan Life Note V, previously secured by the Datran Center Office Property.

(3)	We assumed these loans in connection with the Hughes Center acquisitions. The following table lists the unamortized premium associated with the assumption of above market interest rate debt which is included in the balance outstanding at September 30, 2005, the effective interest rate of the debt including the premium and the outstanding principal balance at maturity:

(dollars in thousands)
	Unamortized		Balance at
Loan	Premium	Effective Rate	Maturity
Mass Mutual Note	$1,184	3.47%	$32,692
Allstate Note	1,260	5.19%	20,882
Metropolitan Life Note VI	1,611	5.68%	19,295
Northwestern Life Note II	556	3.80%	8,689

Total	$4,611		$81,558

The premium was recorded as an increase in the carrying amount of the underlying debt and is being amortized using the effective interest rate method as a reduction of interest expense through maturity of the underlying debt.

(4)	This facility is fully guaranteed by our partner. The partnership has entered into an interest rate swap agreement with Bank of America to fix the interest rate at 3.74% for a portion of the loan.

(5)	Our joint venture partner, which owns a 19.9% interest in the Sonoma Mission Inn & Spa, had funded $10.0 million of renovations at the Sonoma Mission Inn & Spa through a mezzanine loan. The Net Operating Income Hurdle Date, as defined in the loan agreement, is the date as of which the Sonoma Mission Inn & Spa has achieved an aggregate Adjusted Net Operating Income, as defined in the loan agreement, of $12 million for a period of 12 consecutive calendar months.

(6)	This facility is fully guaranteed by our partner. In October 2005, the partnership elected the LIBOR plus 175 basis points rate.

(7)	This facility is an $18.0 million line of credit secured by certain DMDC land and asset improvements (revolving credit facility) and notes receivable (warehouse facility). The line restricts the revolving credit facility to a maximum outstanding amount of $12.0 million and is subject to certain borrowing base limitations and bears interest at prime (at September 30, 2005, the interest rate was 6.75%). The warehouse facility bears interest at prime plus 100 basis points (at September 30, 2005, the interest rate was 7.75%) and is limited to $6.0 million. The blended rate at September 30, 2005, for the revolving credit facility and the warehouse facility was 7.75%.

(8)	Includes $4.3 million of fixed rate debt ranging from 2.9% to 13.75% and $33.6 million of variable rate debt ranging from 5.83% to 7.75%.

(9)	We have purchased U.S. Treasuries and government sponsored agency securities, or defeasance investments, to substitute as collateral for these loans. The cash flow from the defeasance investments matches the debt service payments for each loan.

(10)	At our option, these notes can be called beginning in April 2006 for 104.6%, in April 2007 for 102.3% and beginning April 2008 and thereafter for par.

(11)	In February 2005, we entered into a new $300 million credit facility which replaces the previous facility. All outstanding amounts under the previous facility were repaid in full using cash on hand and proceeds from an initial borrowing under the new facility. Availability under the line of credit is subject to certain covenants including limitations on total leverage, fixed charge ratio, debt service coverage ratio, minimum tangible net worth, and a specific mix of office and hotel assets and average occupancy of Office Properties. At September 30, 2005, the maximum borrowing capacity under the credit facility was $300.0 million. The outstanding balance excludes letters of credit issued under our credit facility of $14.2 million which reduces our maximum borrowing capacity.

(12)	See “Junior Subordinated Notes” below.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table shows information about our consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or our anticipated payoff dates.

			Weighted
		Percentage	Average		Weighted Average
(in thousands)	Balance	of Debt (1)	Rate		Maturity
Fixed Rate Debt	$1,602,747	69%	7.43%		3.6 years
Variable Rate Debt	704,357	31	5.71		4.4 years

Total Debt	$2,307,104	100%	6.90	%(2)	3.9 years

(1)	Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $458.2 million of hedged variable rate debt, are 89% and 11%, respectively.

(2)	Including the effect of hedge arrangements, the overall weighted average interest rate would have been 6.86%.
     Listed below are the aggregate principal payments by year required as of September 30, 2005, under our indebtedness. Scheduled principal installments and amounts due at maturity are included.

	Secured	Defeased
(in thousands)	Debt	Debt	Unsecured Debt		Total(1)
2005	$9,770	$1,066	$—		$10,836
2006	259,036	157,130	173,000	(2)	589,166
2007	215,889	100,279	250,000		566,168
2008	60,132	289	—		60,421
2009	271,615	320	375,000		646,935
Thereafter	349,920	6,337	77,321		433,578

	$1,166,362	$265,421	$875,321		$2,307,104

(1)	Based on contractual maturity and does not include extension options on Bank of America Funding XII Term Loan, Bank of America Note, Wells Fargo Bank Loan, Bank of America Loan, Key Bank Construction Loan, the Societe Generale Constriction Loan, the Guaranty Bank Construction Loan or the GACC note.

(2)	Borrowings under the credit facility.
     We are generally obligated by our debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under our loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for our secured debt, foreclosure on the property securing the debt. In addition, a default by us or any of our subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Credit Facility, the 2007 Notes, 2009 Notes, the Bank of America Funding XII Term Loan, the Key Bank Construction Loan and the Societe Generale Construction Loan after the notice and cure periods for the other indebtedness have passed. As of September 30, 2005, no event of default had occurred, and we were in compliance with all covenants related to our outstanding debt. Our debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the nine months ended September 30, 2005, there were no circumstances that required prepayment penalties or increased collateral related to our existing debt.
     In addition to the subsidiaries listed in Note 1, “Organization and Basis of Presentation,” certain other of our subsidiaries were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. These entities, all of which are consolidated and are grouped based on the Properties to which they relate, are: Funding III Properties (CRE Management III Corp.); Funding V Properties (CRE Management V Corp.); Funding VIII Properties (CRE Management VIII, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L.P., CRE Management X, LLC); Funding XII Properties (CREF XII Parent GP, LLC, CREF XII Parent, L.P., CREF XII Holding GP, LLC, CREF Holdings, L.P., CRE Management XII, LLC); Spectrum Center (Spectrum Mortgage Associates, L.P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management, LLC), The BAC-Colonnade Building (CEI Colonnade Holdings, LLC); Crescent BT I Investor, L.P. (CBT I Management Corp.) and Crescent Finance Company.

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
Junior Subordinated Notes
     In June and July 2005, we completed two separate private offerings of $50.0 million and $25.0 million, respectively, of trust preferred securities through Crescent Real Estate Statutory Trust I and Crescent Real Estate Statutory Trust II, or the Trusts, each of which is a Delaware statutory trust that is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate of 3-month LIBOR plus 200 basis points. The securities mature in June and July 2035 and are callable at no premium after June and July 2010. In addition, we invested $1.5 million and $0.8 million in the Trusts’ common securities, representing 3% of the total capitalization of each of the Trusts.
     The Trusts used the proceeds from the offerings and our investments to loan us $51.5 million and $25.8 million in junior subordinated notes with payment terms that mirror the distribution terms of the Trusts’ securities. The costs of the Trusts’ preferred offerings totaled approximately $1.5 million and $0.8 million of underwriting commissions and other expenses and are being amortized over a 30-year period. The proceeds from the sales of the notes, net of the costs of the Trusts’ preferred offerings and our investments in the Trusts, were $48.5 million and $24.2 million. We used the net proceeds to pay down the Fleet Term loan.
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
10. MARKETABLE SECURITIES
     The following tables present the cost, fair value and unrealized gains and losses as of September 30, 2005 and December 31, 2004, and the realized gains and change in Accumulated Other Comprehensive Income, or OCI, for the nine months ended September 30, 2005 and 2004, for our marketable securities.

	As of September 30, 2005			As of December 31, 2004
(in thousands)		Fair	Unrealized		Fair	Unrealized
Type of Security	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Held to maturity(1)	$277,567	$276,491	$(1,076)	$175,853	$173,650	$(2,203)
Trading(2)	2,061	2,317	N/A	3,535	3,814	N/A
Available for sale(3)	20,301	20,999	698	25,191	26,227	1,036

Total	$299,929	$299,807	$(378)	$204,579	$203,691	$(1,167)

	For the nine months ended		For the nine months ended
	September 30, 2005		September 30, 2004
(in thousands)	Realized	Change	Realized	Change
Type of Security	Gain/(Loss)	In OCI	Gain/(Loss)	In OCI
Held to maturity(1)	$—	$ N/A	$—	$ N/A
Trading(2)	138	N/A	367	N/A
Available for sale(3)	(19)	338	6	705

Total	$119	$338	$373	$705

(1)	Held to maturity securities are carried at amortized cost, included in “Defeasance investments” in the accompanying Consolidated Balance Sheets and consist of U.S. Treasury and government sponsored agency securities purchased for the sole purpose of funding debt service payments on LaSalle Note I, LaSalle Note II and the Nomura Funding VI note.

(2)	Trading securities primarily consist of marketable securities purchased in connection with our dividend incentive unit program. These securities are included in “Other assets, net” in the accompanying Consolidated Balance Sheets and are marked to market value on a monthly basis with the change in fair value recognized in earnings.

(3)	Available for sale securities consist of marketable securities that we intend to hold for an indefinite period of time. At September 30, 2005, these securities consist of $15.1 million of bonds and $5.9 million of preferred stock which are included in “Other assets, net” in the accompanying Consolidated Balance Sheets and are marked to market value on a monthly basis with the corresponding unrealized gain or loss recorded in OCI.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     We own all of the Series B Preferred Stock of Fresh Choice, Inc., which is included in “Other assets, net” in the accompanying Consolidated Balance Sheets. Based on our evaluation of our preferred interest in Fresh Choice at September 30, 2005, we have recorded a $1.5 million valuation reserve, of which $0.5 million was recorded during the nine months ended September 30, 2005, bringing our net investment balance to $4.0 million. See Note 11, “Commitments and Contingencies,” for information regarding the Fresh Choice plan of reorganization filed under Chapter 11 of the U.S. Bankruptcy Code and our agreement to co-sponsor the recapitalization of Fresh Choice pursuant to the terms of the plan.
11. COMMITMENTS AND CONTINGENCIES
Guarantee Commitments
     The FASB issued Interpretation 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), requiring a guarantor to disclose its guarantees. For our guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantees. We have not recorded a liability associated with these guarantees as they were entered into prior to the adoption of FIN 45. Our guarantees in place as of September 30, 2005 are listed in the table below.

	Guaranteed	Maximum
	Amount	Guaranteed
	Outstanding at	Amount at
	September 30,	September 30,
(in thousands)	2005	2005
Debtor
CRDI — Eagle Ranch Metropolitan District — Letter of Credit (1)	$7,850	$7,850
Main Street Partners, L.P. — Letter of Credit (2) (3)	4,250	4,250

Total Guarantees	$12,100	$12,100

(1)	We provide a $7.9 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2)	See Note 8, “Investments in Unconsolidated Companies,” for a description of the terms of this debt.

(3)	We and our joint venture partner each obtained separate letters of credit to guarantee the repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.
Other Commitments
     In July 2005, we purchased comprehensive insurance that covers us, contactors and other parties involved in the construction of the Ritz-Carlton hotel and condominium project in Dallas, Texas. Our insurance carrier, which will pay the associated claims as they occur under this program and will be reimbursed by us within our deductibles, required us to provide a $2.1 million letter of credit supporting payment of claims. In November, the letter of credit was reduced to $1.7 million. We believe there is a remote likelihood that payment will be required under the letter of credit.
     In connection with the Canyon Ranch transaction, we have agreed to indemnify the founders regarding the tax treatment of the transaction, not to exceed $2.5 million, and certain other matters. We believe there is a remote likelihood that payment will ever be made related to these indemnities.
     In June 2005, Fresh Choice, Inc. filed a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. The plan is expected to become effective in the fourth quarter 2005. In connection with the Fresh Choice bankruptcy filing, we, together with Cedarlane Natural Foods, Inc., or Cedarlane, entered into an agreement with Fresh Choice and its unsecured creditors to sponsor the recapitalization of Fresh Choice pursuant to the terms of the plan. Under the plan, our Series B Preferred Stock will be converted into $5.5 million of Series B Preferred Interests. We will acquire 40% of the remaining equity interests in Fresh Choice, consisting of Series A Preferred Interests and Common Interests, in exchange for a cash contribution of $1.2 million, and an affiliate of Cedarlane will acquire 60% of the remaining equity interests, in exchange for a cash contribution of $1.8 million. In addition, Fresh Choice is expected to obtain a $5.0 million secured, senior loan in order to finance its obligations under the plan. We have agreed to guarantee $1.0 million, and the Cedarlane affiliate has agreed to guarantee $1.5 million, of this loan. We have also agreed to fund, if necessary, our 40% share, with the Cedarlane affiliate funding the remaining 60%, of a loan to Fresh Choice of up to $2 million. The loan would be secured, subordinated to the $5.0 million senior loan and bear interest at 12%.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. MINORITY INTERESTS
     Minority interests in the Operating Partnership represent the proportionate share of the equity in the Operating Partnership of limited partners other than Crescent. The ownership share of limited partners other than Crescent is evidenced by Operating Partnership units. Of the total outstanding amount of Operating Partnership units, 360,500 vested restricted units (721,000 common share equivalents) are subject to redemption for cash as part of the 2004 Unit Plan. See Note 14, “Stock and Unit Based Compensation,” for a description of the plan. The Operating Partnership pays a regular quarterly distribution to the holders of Operating Partnership units.
     Each Operating Partnership unit generally may be exchanged for either two common shares of Crescent or, at the election of Crescent, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent’s percentage interest in the Operating Partnership increases. During the nine months ended September 30, 2005, there were 611,050 units exchanged for 1,222,100 common shares of Crescent.
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
     The following table summarizes minority interests as of September 30, 2005 and December 31, 2004:

(in thousands)	September	December
	30, 2005	31, 2004
Limited partners in the Operating Partnership	$97,591	$113,572
Limited partners in the Operating Partnership — Units subject to redemption	14,788	—
Development joint venture partners — Resort Residential Development Segment	33,214	33,760
Joint venture partners — Office Segment	14,934	9,308
Joint venture partners — Resort/Hotel Segment	5,967	6,513
Other	(113)	(242)

	$166,381	$162,911

     The following table summarizes the minority interests’ share of net income (loss) for the nine months ended September 30, 2005 and 2004:

(in thousands)	September	September
	30, 2005	30, 2004
Limited partners in the Operating Partnership	$(3,998)	$(6,014)
Development joint venture partners — Resort Residential Development Segment	4,082	2,086
Joint venture partners — Office Segment	168	(96)
Joint venture partners — Resort/Hotel Segment	(546)	(840)
Other	129	(44)

	$(165)	$(4,908)

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. SHAREHOLDERS’ EQUITY
Distributions
     The following table summarizes the distributions paid or declared to common shareholders, unitholders and preferred shareholders during the nine months ended September 30, 2005 (dollars in thousands, except per share amounts).

	Per Share					Annual
	Dividend/	Total		Record	Payment	Dividend/
Security	Distribution	Amount		Date	Date	Distribution
Common Shares/Units(1)	$0.375	$43,988	(2)	1/31/05	2/16/05	$1.50
Common Shares/Units(1)	$0.375	$43,991	(2)	4/29/05	5/13/05	$1.50
Common Shares/Units(1)	$0.375	$44,391	(2)(3)	7/29/05	8/15/05	$1.50
Series A Preferred Shares	$0.422	$5,991		1/31/05	2/16/05	$1.6875
Series A Preferred Shares	$0.422	$5,991		4/29/05	5/13/05	$1.6875
Series A Preferred Shares	$0.422	$5,991		7/29/05	8/15/05	$1.6875
Series B Preferred Shares	$0.594	$2,019		1/31/05	2/16/05	$2.3750
Series B Preferred Shares	$0.594	$2,019		4/29/05	5/13/05	$2.3750
Series B Preferred Shares	$0.594	$2,019		7/29/05	8/15/05	$2.3750

(1)	Represents one-half the amount of the distribution per unit because each unit is exchangeable for two common shares.

(2)	Does not include dividends on unvested restricted units, which will be paid in arrears upon vesting.

(3)	Includes dividends paid on August 17, 2005, for restricted units that vested August 3, 2005.
14. STOCK AND UNIT BASED COMPENSATION
2004 Unit Plan
     The 2004 Unit Plan provides for the issuance by the Operating Partnership of up to 1,802,500 restricted units (3,605,000 common share equivalents) to our officers. Restricted units granted under the 2004 Unit Plan vest in 20% increments when the average closing price of Crescent common shares on the New York Stock Exchange for the immediately preceding 40 trading days equals or exceeds $19.00, $20.00, $21.00, $22.50 and $24.00. The 2004 Unit Plan also gives discretion to the General Partner to establish one or more alternative objective annual performance targets for us. Any restricted unit that is not vested on or prior to June 30, 2010 will be forfeited. Each vested restricted unit will be exchangeable, beginning on the second anniversary of the date of grant, for cash equal to the value of two Crescent common shares based on the closing price of the common shares on the date of exchange, and subject to a six-month hold period following vesting, unless, prior to the date of the exchange, Crescent requests and obtains shareholder approval authorizing it, at its discretion, to deliver instead two common shares in exchange for each such restricted unit. Regular quarterly distributions accrue on unvested restricted units and are payable upon vesting of the restricted units. As a requirement to participate in the plan, officers were required to cancel 2,413,815 of their existing stock or unit options. Effective December 1, 2004, the Operating Partnership granted a total of 1,703,750 Partnership Units (3,407,500 common share equivalents) under the 2004 Unit Plan. During the nine months ended September 30, 2005, the Operating Partnership granted, net of forfeitures, an additional 88,750 Partnership Units (177,500 common share equivalents). We obtained a third-party valuation to determine the fair value of the restricted units issued under the 2004 Unit Plan. The third-party, utilizing a series of methods including binomial and trinomial lattice-based models, probabilistic analysis and models to estimate the implied long-term dividend growth rate, determined the fair value of the restricted units granted to be approximately $25.1 million, which is being amortized on a straight-line basis over the related service period. For the nine months ended September 30, 2005, approximately $5.5 million was recorded as compensation expense related to this grant.
     On August 3, 2005, the 40-day average closing price of Crescent’s common shares reached the first performance target and 360,500 units (721,000 common share equivalents) granted under the 2004 Unit Plan vested. Of this amount, 336,000 units (672,000 common share equivalents) may be exchanged for cash beginning in 2006 and 24,500 units (49,000 common share equivalents) in 2007 unless, prior to the date of exchange, Crescent obtains shareholder approval authorizing it, in its discretion, to deliver instead two common shares for each such restricted unit.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2005 Unit Plan
     The 2005 Unit Plan provides for the issuance by the Operating Partnership of up to 1,275,000 restricted Units (2,550,000 Common Share equivalents). Restricted units granted under the 2005 Unit Plan vest in 20% increments when the average closing price of Crescent Common Shares on the New York Stock Exchange for the immediately preceding 40 trading days equals or exceeds $21.00, $22.50, $24.00, $25.50 and $27.00. The 2005 Unit Plan also gives discretion to the General Partner to establish one or more alternative objective annual performance targets for us. Any restricted unit that is not vested on or prior to June 30, 2010 will be forfeited. Each vested restricted unit will be exchangeable, beginning on the second anniversary of the date of grant, for cash equal to the value of two Crescent common shares based on the closing price of the common shares on the date of exchange, and subject to a six-month hold period following vesting, unless, prior to the date of the exchange, Crescent requests and obtains shareholder approval authorizing it, at its discretion, to deliver instead two common shares in exchange for each such restricted unit. Regular quarterly distributions on unvested restricted units are payable upon vesting.
     During the nine months ended September 30, 2005, the Operating Partnership granted, net of forfeitures, a total of 1,078,750 Partnership Units (2,157,500 common share equivalents) under the 2005 Unit Plan. We obtained a third-party valuation to determine the fair value of the restricted units issued under the 2005 Unit Plan. The third-party, utilizing a series of methods including binomial and trinomial lattice-based models, probabilistic analysis and models to estimate the implied long-term dividend growth rate, determined the fair value of the restricted units granted to be approximately $13.0 million, which is being amortized on a straight-line basis over the related service period. For the nine months ended September 30, 2005, approximately $0.9 million was recorded as compensation expense related to this grant.
15. INCOME TAXES
     Deferred income taxes reflect the net tax effect of temporary differences between the financial reporting carrying amounts of assets and liabilities of the taxable consolidated entities and the income tax basis. For the nine months ended September 30, 2005, the taxable consolidated entities were comprised of our taxable REIT subsidiaries.
     We intend to maintain our qualification as a REIT under Section 856 of the U.S. Internal Revenue Code of 1986, as amended (the Code). As a REIT, we generally will not be subject to federal corporate income taxes as long as we satisfy certain technical requirements of the Code, including the requirement to distribute 90% of our REIT taxable income to our shareholders. Accordingly, we do not believe that we will be liable for current income taxes on our REIT taxable income at the federal level or in most of the states in which we operate. We consolidate certain taxable REIT subsidiaries, which are subject to federal and state income tax. For the nine months ended September 30, 2005 and 2004, our income tax benefit from continuing operations was $2.3 million and $13.5 million, respectively. Our $2.3 million income tax benefit at September 30, 2005, consists primarily of $6.9 million for the Resort Residential Development Segment and $2.4 million for the Resort/Hotel Segment, partially offset by $3.2 million tax expense for the Office Segment and $3.8 million expense for other taxable REIT subsidiaries.
     Our total net tax asset of approximately $16.8 million at September 30, 2005, includes $6.2 million of net deferred tax assets. SFAS No. 109, “Accounting for Income Taxes,” requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The change in the valuation allowance was not significant for the nine months ended September 30, 2005.
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

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
          This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by terms such as “believe,” “expect,” “anticipate,” “will” and “may.”
          Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those described in the forward-looking statements.
          The following factors might cause such a difference:
•	Our ability, at our office properties to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration on favorable terms, which continue to be adversely affected by existing real estate conditions (including the vacancy levels in particular markets, decreased rental rates and competition from other properties) and may also be adversely affected by general economic downturns;

•	The continuation of relatively high vacancy rates and reduced rental rates in our office portfolio as a result of conditions within our principal markets;

•	Our ability to reinvest available funds at anticipated returns and consummate anticipated office acquisitions on favorable terms and within anticipated time frames;

•	Adverse changes in the financial condition of existing tenants;

•	The ability of El Paso Energy to satisfy its obligations to pay rent and termination fees in accordance with the terms of its agreement with us;

•	Financing risks, such as our ability to generate revenue sufficient to service and repay existing or additional debt, increases in debt service associated with increased debt and with variable-rate debt, our ability to meet financial and other covenants and our ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

•	The ability to develop, sell and deliver residential units and lots within anticipated time frames;

•	Deterioration in the market or in the economy generally and increases in construction costs associated with development of residential land or luxury residences, including single-family homes, town homes and condominiums;

•	The ability to generate additional income through the development and expansion of the Canyon Ranch brand;

•	Deterioration in our resort/business-class hotel markets or in the economy generally;

•	The concentration of a significant percentage of our office assets in Texas;

•	The existence of complex regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT; and

•	Other risks detailed from time to time in our filings with the SEC.
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
Office Segment
          The gross book value of our office real estate assets (unleveraged) total approximately $2.5 billion, or 59%. Institutional investors continue to increase their allocation to direct ownership of real estate. Our strategy is to align ourselves with these institutional partners and become a significant manager of this institutional capital. We believe this partnering makes us more competitive in acquiring new properties, and it enhances our return on equity by 300 to 500 basis points when compared to the returns we receive as a 100% owner. Where possible, we strive to negotiate performance based incentives that allow for additional equity to be earned if return targets are exceeded.
          Consistent with this strategy, we continually evaluate our existing portfolio for potential joint venture opportunities. We currently hold 49% of our office portfolio in joint ventures, and we will continue to joint venture more assets in our portfolio, which will enable us to further increase our return on equity as well as gain access to equity for reinvestment.
          Further, two additional aspects of our office strategy are selective developments and mezzanine investments. We started construction in the third quarter of 2005 on a new 255,000 square foot office building as an addition to the Hughes Center complex in Las Vegas, Nevada. We recently entered into a joint venture with Hines to develop a 260,000 square foot office building in Irvine, California and we also entered into a joint venture with JMI Realty to co-develop a 231,000 square foot, three-building office complex in San Diego, California. In addition, we have entered into approximately $112 million of mezzanine financing investments, of which approximately $79 million relates to Office Properties, since the end of 2004 and currently anticipate making equity investments of up to $200 million in mezzanine investments.
Resort Residential Development Segment
          The gross book value of our real estate assets (unleveraged) in the upscale resort residential development business is approximately $850.5 million, or 20%. We have 27 different projects under development or planned, with the most significant project in terms of future cash flow being our investment in Tahoe Mountain Resorts in California. This development is a partnership with East West Partners which encompasses more than 2,500 total lots and units either started or scheduled for development over the next 8 to 12 years and is expected to generate in excess of $4.2 billion in sales. We expect our investment in Tahoe to be a long-term source of earnings and cash flow growth as new projects are designed and developed. We view our resort residential developments as a business and believe that, beyond the net present value of existing projects, there is substantial enterprise value in our exclusive relationships with the development teams and our collective ability to identify and develop new projects.
Resort/Hotel Segment
          We have approximately $428.6 million, or 10% of gross book value of real estate assets (unleveraged), in three resorts, three upscale business-class hotels and our 48% common equity interest in Canyon Ranch (which includes two destination health and fitness resorts and other spa operations). We recently completed the recapitalization of our Canyon Ranch investment. We believe Canyon Ranch is well positioned for significant growth, with a large portion of this growth coming from the addition of several Canyon Ranch Living communities. The focal point of these communities is a large, comprehensive wellness facility. Canyon Ranch will partner with developers on these projects and earn fees for the licensing of the brand name, design and technical services, and the ongoing management of the facilities. Canyon Ranch currently has one such development under construction in Miami Beach and others are under consideration.
Temperature-Controlled Logistics Segment
          Temperature-Controlled Logistics consists of our 31.7% ownership in AmeriCold Realty Trust, a REIT. AmeriCold is the largest operator of temperature-controlled warehouse space in North America. We are, and expect to continue, experiencing increased returns on our investment through improved operations due to both the (1) simplification of the AmeriCold structure, which in fourth quarter 2004 entailed merging the operating company (AmeriCold Logistics) and the real estate company (AmeriCold Realty Trust) into one organization, and (2) sale of 20.7% of AmeriCold’s common shares to affiliates of The Yucaipa Companies, a private equity firm with significant expertise in the food distribution, logistics and retail industries. Yucaipa provides assistance in the day-to-day management of AmeriCold’s operations.

Other
          One of our ongoing strategies has also been to dispose of Office Properties and other investments that do not meet our investment return requirements. We sold $411.7 million of non-core assets in 2004 and 2005, and expect to sell an additional $59.9 million in the near term, including land holdings that currently do not contribute to our earnings. As the expected sales are completed, we plan to use the proceeds to acquire real estate assets and pay down consolidated debt and other obligations.
Office Segment
          The following table shows the performance factors on stabilized properties, excluding properties held for sale, used by management to assess the operating performance of the Office Segment:

	2005	2004
Economic Occupancy(1) (at September 30 and December 31)	87.6%	88.7%
Leased Occupancy(2) (at September 30 and December 31)	89.7%	90.0%
In-Place Weighted Average Full-Service Rental Rate(3) (at September 30 and December 31)	$22.63	$22.63
Tenant Improvement and Leasing Costs per Sq. Ft. per year (three months ended September 30)	$3.20	$2.97
Tenant Improvement and Leasing Costs per Sq. Ft. per year (nine months ended September 30)	$3.41	$3.03
Average Lease Term(4) (three months ended September 30)	5.7 years	8.6 years
Average Lease Term(4) (nine months ended September 30)	5.9 years	7.5 years
Same-Store NOI(5) (Decline) (three months ended September 30)	(1.1)%	(3.8)%
Same-Store NOI(5) (Decline) (nine months ended September 30)	(1.0)%	(3.3)%
Same-Store Average Occupancy (three months ended September 30)	86.8%	86.3%
Same-Store Average Occupancy (nine months ended September 30)	87.3%	86.2%

(1)	Economic occupancy reflects the occupancy of all tenants paying rent.

(2)	Leased occupancy reflects the amount of contractually obligated space, whether or not commencement has occurred.

(3)	The weighted average full-service rental rate for the El Paso lease reflects weighted average full-service rental rate over the shortened term and excludes the impact of the net lease termination fee being recognized ratably to income through December 31, 2007.

(4)	Reflects leases executed during the period.

(5)	Same-store NOI (net operating income) represents office property net income excluding depreciation, amortization, interest expense and non-recurring items such as lease termination fees for Office Properties owned for the entirety of the comparable periods.
          For the remainder of 2005, we expect continued improvement in the economy. This allows us to remain cautiously optimistic about economic occupancy gains in 2005. We expect that year-end 2005 economic occupancy for our portfolio will increase to approximately 88% — 89%.
Resort Residential Development Segment
          The following tables show the performance factors used by management to assess the operating performance of the Resort Residential Development Segment. Information is provided for the CRDI Resort Residential Development Properties and the Desert Mountain Resort Residential Development Properties, which represent our significant investments in this Segment as of September 30, 2005.
CRDI

	For the three months ended September 30,
(dollars in thousands)	2005	2004
Resort Residential Lot Sales	67	31
Resort Residential Unit Sales:
Townhome Sales	24	4
Condominium Sales	13	5
Equivalent Timeshare Sales	6.01	3.90
Average Sales Price per Resort Residential Lot	$166	$200
Average Sales Price per Resort Residential Unit	$1,012	$2,010

	For the nine months ended September 30,
(dollars in thousands)	2005	2004
Resort Residential Lot Sales	284	150
Resort Residential Unit Sales:
Townhome Sales	24	7
Condominium Sales	68	13
Equivalent Timeshare Sales	12.47	7.32
Average Sales Price per Resort Residential Lot	$87	$137
Average Sales Price per Resort Residential Unit	$939	$1,611

          CRDI, which invests primarily in mountain residential real estate in Colorado and California and residential real estate in downtown Denver, Colorado, is highly dependent upon the national economy and customer demand. For the remainder of 2005, management expects that unit sales will continue to increase over 2004, but the average sales price will decrease at CRDI due to product mix, with approximately 96% closed or pre-sold as of October 24, 2005. In addition, lot sales are expected to increase in 2005 over 2004.
Desert Mountain

	For the three months ended September 30,
(dollars in thousands)	2005	2004
Resort Residential Lot Sales	6	5
Average Sales Price per Lot (1)	$1,086	$923

(1)	Includes equity golf membership

	For the nine months ended September 30,
(dollars in thousands)	2005	2004
Resort Residential Lot Sales	37	44
Average Sales Price per Lot (1)	$1,047	$807

(1)	Includes equity golf membership
          Desert Mountain is in the latter stages of development and management anticipates minor additions to its decreasing available inventory. While a higher average lot sales price is projected in 2005, total sales are expected to be lower as a result of reduced inventory availability.
Resort/Hotel Segment
          The following table shows the performance factors used by management to assess the operating performance of our Resort/Hotel Properties.

	For the three months ended September 30,
			Average		Average		Revenue Per
	Same-Store NOI(1)		Occupancy		Daily		Available
	% Change		Rate		Rate		Room/Guest Night
	2005	2004	2005	2004	2005	2004	2005	2004
Canyon Ranch and Luxury Resorts and Spas	31%	22%	80%	80%	$478	$436	$370	$332
Upscale Business Class Hotels	23%	(4%)	74%	76%	$122	$111	$91	$84

	For the nine months ended September 30,
			Average		Average		Revenue Per
	Same-Store NOI(1)		Occupancy		Daily		Available
	% Change		Rate		Rate		Room/Guest Night
	2005	2004	2005	2004	2005	2004	2005	2004
Canyon Ranch and Luxury Resorts and Spas	33%	(2%)	74%	71%	$523	$490	$373	$334
Upscale Business Class Hotels	36%	(18%)	74%	69%	$122	$115	$90	$80

(1)   Same-Store NOI (net operating income) represents net income excluding depreciation and amortization, interest expense and rent expense for Resort/Hotel Properties owned for the entirety of the comparable periods.
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
          In addition, the newly formed entities completed a private placement of Mandatorily Redeemable Convertible Preferred Membership Units for aggregate gross proceeds of approximately $110.0 million. In this private placement, Richard E. Rainwater, Chairman of our Board of Trust Managers, and certain of his family members purchased approximately $27.1 million of these units on terms identical to those extended to all other investors. The units are convertible into a 25% common equity interest in CR Spa, LLC and CR Operating, LLC and pay distributions at the rate of 8.5% per year in years one through seven, and 11% in years eight through ten. At the end of ten years, or upon earlier redemption by us, the holders of the units are entitled to receive a premium in an amount sufficient to result in a cumulative return of 11% per year. The units are redeemable after seven years at our option. Also on January 18, 2005, the new entities completed a $95.0 million financing with Bank of America. The loan has an interest-only term until maturity in February 2015, bears interest at 5.94% and is secured by the Canyon Ranch Tucson and Canyon Ranch Lenox Destination Resort Properties. As a result of these transactions, we received proceeds of approximately $91.9 million, which was used to pay down or defease debt related to our previous investment in the Properties and to pay down our credit facility. No gain or loss was recorded in connection with the above transactions. Following these transactions, we account for our interests in CR Spa, LLC and CR Operating, LLC under the equity method.
Office
Fulbright Tower
          On February 24, 2005, we contributed Fulbright Tower, subject to the Morgan Stanley Mortgage Capital Inc. Note of $73.4 million, and an adjacent parking garage, to Crescent 1301 McKinney, L.P., a limited partnership in which we have a 23.85% interest, a fund advised by JPMorgan Asset Management, or JPM, has a 60% interest and GE Asset Management, or GE, has a 16.15% interest. The property was valued at $106.0 million and the transaction generated net proceeds to us of approximately $33.4 million which were used to pay down our credit facility. The joint venture was accounted for as a partial sale of the Office Property, resulting in a net gain of approximately $0.5 million. None of the mortgage financing at the joint venture level is guaranteed by us. We manage this property on behalf of the joint venture. We account for our interest in Crescent 1301 McKinney, L.P. under the equity method.
Von Karman Office Development in Irvine
          On June 9, 2005, we entered into a joint venture arrangement, Crescent Irvine LLC, with an affiliate of Hines. The joint venture purchased a land parcel located in the John Wayne submarket in Irvine, California, for $12.0 million. In addition, we have committed to co-develop a 260,000 square-foot Class A office property on the acquired site. Hines owns a 60% interest and we own a 40% interest in the joint venture. The initial cash equity contribution to the joint venture was $12.2 million, of which our portion was $4.9 million. Development is expected to begin in the first quarter of 2006. We account for our interest in Crescent Irvine LLC under the equity method.
One Buckhead Plaza
          On June 29, 2005, we contributed One Buckhead Plaza, subject to the Morgan Stanley Note of $85.0 million, to Crescent One Buckhead Plaza, L.P., a limited partnership in which we have a 35% interest and Metzler US Real Estate Fund L.P. has a 65% interest. The property was valued at $130.5 million and the transaction generated net proceeds to us of approximately $28.0 million, which were used to pay down our credit facility. The joint venture was accounted for as a partial sale of the Office Property, resulting in a net gain of approximately $0.4 million. None of the mortgage financing at the joint venture level is guaranteed by us. We manage the property on behalf of the joint venture. We account for our interest in Crescent One Buckhead Plaza, L.P. under the equity method.

Paseo del Mar
          On September 21, 2005, we entered into a joint venture arrangement, Crecent-JMIR Paseo Del Mar LLC, with JMI Realty. The joint venture has committed to co-develop a 231,000 square-foot, three-building office complex in the Del Mar Heights submarket of San Diego, California. The venture is structured such that we own an 80% interest and JMI Realty owns the remaining 20% interest. In connection with the joint venture, Crescent-JMIR Paseo Del Mar LLC entered into a maximum $53.1 million construction loan with Guaranty Bank. Affiliates of JMI Realty manage the joint venture, guarantee the loan, and have provided a completion guarantee to the joint venture. The initial cash equity contribution to the joint venture was $28.6 million, of which our portion was $22.9 million. The development, which is currently underway, is scheduled for delivery in August 2006. Upon completion, we will manage the property on behalf of the joint venture. We consolidate Crescent-JMIR Paseo Del Mar LLC.
Redtail Capital Partners, L.P.
          On May 10, 2005, we entered into an agreement with Capstead Mortgage Corporation pursuant to which we formed a joint venture to invest up to $100 million in equity in select mezzanine loans on commercial real estate over a two-year period. Total investments in mezzanine loans, assuming leverage, could exceed $300 million. The agreement also provides that we and Capstead may form a second joint venture to invest up to an additional $100 million in equity. Capstead is committed to 75% of the capital of each of the two partnerships, or up to $150.0 million, and we are committed to 25%, or up to $50.0 million. We will be responsible for identifying investment opportunities and managing the portfolios and will earn a management fee and incentives based on portfolio performance. As of September 30, 2005, we have made capital contributions of $1.2 million. We account for our interest in Redtail Capital Partners, L.P. under the equity method.
Acquisitions of Office Properties
          During the nine months ended September 30, 2005, we completed the following acquisitions:

(in millions)			Purchase(1)
Date	Property	Location	Price
February 7, 2005	Exchange Building — Class A Office Property	Seattle, Washington	$52.5
April 8, 2005	One Buckhead Plaza — Class A Office Property(2)	Atlanta, Georgia	$130.5

(1)	The acquisitions were funded by draws on our credit facility. The properties are wholly-owned.

(2)	In June 2005, we contributed One Buckhead Plaza to Crescent One Buckhead Plaza L.P., a limited partnership in which we have a 35% interest and Metzler US Real Estate Fund L.P. has a 65% interest.
Undeveloped Land
          The following table presents the significant dispositions of undeveloped land for the nine months ended September 30, 2005.

(dollars in
millions)			Net
Date	Location	Acreage	Proceeds(1)	Net Gain
March 31, 2005	Houston, Texas	1.58	$5.8	$3.5
June 30, 2005	Houston, Texas	1.43	$6.1	$4.1

(1)	The proceeds from the sale were used primarily to pay down our credit facility.

Other Real Estate Investments
          The following table presents our significant investments in mezzanine loans entered into during the nine months ended September 30, 2005.

	Outstanding			Interest Rate at
(in millions)	Loan			September 30,	Fixed/
Date	Amount		Investment	2005	Variable
February 7, 2005	$17.3	(1)	New York City Office Property	11.45%	Variable
March 31, 2005	$33.2	(2)	Orlando Resort	11.93%	Fixed
May 31, 2005	$20.0	(3)	Los Angeles Office Property	11.96%	Variable
June 9, 2005	$12.0	(4)	Dallas Office Property	12.27%	Variable
August 31, 2005	$7.7	(5)	Three Dallas Office Properties	11.04%	Fixed

(1)	The loan bears interest at LIBOR plus 775 basis points with an interest-only term until maturity in March 2007, subject to the right of the borrower to extend the loan pursuant to three one-year extension options.

(2)	Outstanding amount includes $0.2 million of premium. The loan bears interest at a stated fixed rate of 12% with an interest-only term until maturity in April 2008, subject to the right of the borrower to extend the loan pursuant to one four-year extension bearing either a floating or fixed interest rate at the borrower’s election. The floating rate would be LIBOR plus 600 basis points and the fixed rate would be determined at the beginning of the extension term at the rate of a similarly maturing U.S. Treasury security plus 600 basis points. During the extension, the borrower must make principal payments based on a 25-year amortization schedule.

(3)	The loan bears interest at LIBOR plus 825 basis points with an interest-only term until maturity in June 2007, subject to the right of the borrower to two six-month extensions and a third extension ending December 1, 2008.

(4)	The loan bears interest at LIBOR plus 850 basis points with an interest-only term until maturity in July 2007, subject to the right of the borrower to extend the loan pursuant to three one-year extension options.

(5)	The loan has an interest-only term through September 2007. Beginning October 2007, the borrower must make principal payments based on a 30-year amortization schedule until maturity in September 2010.
Disposition of Office Properties
          The following table presents the significant dispositions of office properties for the nine months ended September 30, 2005:

(in millions)			Net		Net
Date	Property	Location	Proceeds	Gain	Gain(1)
February 7, 2005	Albuquerque Plaza	Albuquerque, New Mexico	$34.7(2)	$1.8	$1.5
August 16, 2005	Barton Oaks Plaza One	Austin, Texas	14.4(2)	5.4	4.6
September 19, 2005	Chancellor Park	San Diego, California	55.4(3)	32.1	27.3
September 28, 2005	Two Renaissance Square	Phoenix, Arizona	117.3(2)	68.1	57.8

(1)	Amounts are net of operating partnership minority interest.

(2)	Proceeds were used to pay down a portion of our Bank of America Fund XII Term Loan.

(3)	Proceeds were used primarily to pay down our credit facility.

Results of Operations
     The following table shows the variance in dollars for certain of our operating data between the three and nine months ended September 30, 2005 and 2004.

	Total variance in	Total variance in
	dollars between	dollars between
	the three months ended	the nine months ended
	September 30,	September 30,
(in millions)	2005 and 2004	2005 and 2004
REVENUE:
Office Property	$(27.9)	$(93.1)
Resort Residential Development Property	17.8	54.8
Resort/Hotel Property	(18.9)	(53.2)

Total Property revenue	$(29.0)	$(91.5)

EXPENSE:
Office Property real estate taxes	$(5.4)	$(17.8)
Office Property operating expenses	(5.0)	(16.3)
Resort Residential Development Property expense	14.2	44.4
Resort/Hotel Property expense	(18.8)	(50.3)

Total Property expense	$(15.0)	$(40.0)

Income from Property Operations	$(14.0)	$(51.5)

OTHER INCOME (EXPENSE):
Income from investment land sales, net	$(7.6)	$(0.1)
Gain on joint venture of properties, net	0.3	1.8
Gain on property sales, net	—	0.1
Interest and other income	4.8	12.3
Corporate general and administrative	(2.7)	(10.4)
Interest expense	12.5	33.6
Amortization of deferred financing costs	1.3	4.1
Extinguishment of debt	(0.2)	1.1
Depreciation and amortization	7.6	13.3
Impairment charges related to real estate assets	4.1	4.1
Other expenses	(1.6)	(2.1)
Equity in net income (loss) of unconsolidated companies:
Office Properties	2.1	6.3
Resort Residential Development Properties	—	0.5
Resort/Hotel Properties	(0.8)	0.3
Temperature-Controlled Logistics Properties	1.0	2.2
Other	—	11.3

Total other income (expense)	$20.8	$78.4

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	$6.8	$26.9

Minority interests	—	(4.8)
Income tax benefit	(5.9)	(11.2)

LOSS BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$0.9	$10.9

Income from discontinued operations, net of minority interests	(0.6)	(3.5)
Impairment charges related to real estate assets from discontinued operations, net of minority interests	0.2	2.7
Gain (loss) on real estate from discontinued operations, net of minority interests	89.8	93.4
Cumulative effect of a change in accounting principle, net of minority interests	—	0.3

NET INCOME (LOSS)	$90.3	$103.8
Series A Preferred Share distributions	—	(0.2)
Series B Preferred Share distributions	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$90.3	$103.6

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004
Property Revenues
          Total property revenues decreased $29.0 million, or 12.1%, to $208.8 million for the three months ended September 30, 2005, as compared to $238.8 million for the three months ended September 30, 2004. The primary components of the decrease in total property revenues are discussed below.
•	Office Property revenues decreased $27.9 million, or 22.8%, to $94.6 million, primarily due to:
•	a decrease of $43.9 million due to the joint ventures of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004; partially offset by

•	an increase of $6.3 million resulting from third party management and leasing services and related direct expense reimbursements due to the joint venture of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004, and Fulbright Tower in February 2005 and One Buckhead Plaza in June 2005;

•	an increase of $5.1 million from the acquisition of The Alhambra in August 2004, One Live Oak and Peakview Tower in December 2004 and the Exchange Building in February 2005;

•	an increase of $4.2 million resulting from the modification of the El Paso lease; and

•	an increase of $1.2 million from the 43 consolidated Office Properties (excluding 2004 and 2005 acquisitions, dispositions and properties held for sale) that we owned or had an interest in, primarily due to a 1.6 percentage point increase in average occupancy (from 82.5% to 84.1%) and increased parking revenues, partially offset by a decrease in full service weighted average rental rates.
•	Resort Residential Development Property revenues increased $17.8 million, or 29.4%, to $78.4 million, primarily due to:
•	an increase of $18.3 million in CRDI revenues related to product mix in lots and units available for sale in 2005 versus 2004, at Creekside at Riverfront Park in Denver, Colorado, Brownstones in Denver, Colorado, and Delgany in Denver, Colorado, which had sales in the three months ended September 30, 2005, but reduced or no sales in the same period in 2004; partially offset by Horizon Pass in Bachelor Gulch, Colorado, which had sales in the three months ended September 30, 2004, but reduced sales in the same period in 2005.
•	Resort/Hotel Property revenues decreased $18.9 million, or 34.6%, to $35.8 million, primarily due to:
•	a decrease of $22.6 million due to the contribution, in January 2005, of the Canyon Ranch Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment; partially offset by

•	an increase of $1.8 million in room revenue at the Luxury Resort and Spa Properties primarily related to a 19% increase in revenue per available room (from $188 to $223) resulting from an increase of 17% in average daily rate (from $248 to $290);

•	an increase of $0.7 million in food and beverage, spa and other revenue at the Luxury Resort and Spa Properties primarily due to a 9 percentage point increase in occupancy (from 78% to 87%) at the Sonoma Mission Inn;

•	an increase of $0.6 million in room revenue at the Upscale Business Class Hotel Properties primarily due to an 8% increase in revenue per available room (from $84 to $91) primarily related to a 10% increase in average daily rate (from $111 to $122); and

•	an increase of $0.5 million in food and beverage revenue at the Upscale Business Class Hotel Properties primarily related to increased group volume.

Property Expenses
          Total property expenses decreased $15.0 million, or 9.4%, to $144.4 million for the three months ended September 30, 2005, as compared to $159.4 million for the three months ended September 30, 2004. The primary components of the variances in property expenses are discussed below.
•	Office Property expenses decreased $10.4 million, or 17.4%, to $49.2 million, primarily due to:
•	a decrease of $20.7 million due to the joint venture of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004; partially offset by

•	an increase of $4.1 million related to the cost of providing third party management services due to the joint ventures of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004, Fulbright Tower in February 2005 and One Buckhead Plaza in June 2005, which are recouped by increased third party fee income and direct expense reimbursements;

•	an increase of $2.3 million from the acquisition of The Alhambra in August 2004, One Live Oak and Peakview Tower in December 2004 and the Exchange Building in February 2005;

•	an increase of $2.0 million due to increased Sarbanes-Oxley compliance costs and payroll and benefits costs; and

•	an increase of $1.9 million in operating expenses of the 43 consolidated Office Properties (excluding 2004 and 2005 acquisitions, dispositions and properties held for sale) that we owned or had an interest in primarily due to increased repairs and maintenance, utilities and salaries.
•	Resort Residential Development Property expenses increased $14.2 million, or 26.1%, to $68.7 million, primarily due to:
•	an increase of $18.0 million in CRDI cost of sales related to product mix in lots and units available for sale in 2005 versus 2004, primarily at Creekside at Riverfront Park in Denver, Colorado, Brownstones in Denver, Colorado, and Delgany in Denver, Colorado, which had sales in the three months ended September 30, 2005, but reduced or no sales in the same period in 2004; partially offset by Horizon Pass in Bachelor Gulch, Colorado, which had sales in the three months ended September 30, 2004, but reduced sales in the same period in 2005.
•	Resort/Hotel Property expenses decreased $18.8 million, or 41.5%, to $26.5 million, primarily due to:
•	a decrease of $19.9 million due to the contribution, in January 2005, of the Canyon Ranch Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment; partially offset by

•	an increase of $0.9 million in operating expenses at the Luxury Resort and Spa Properties primarily due to a 9 percentage point increase in occupancy at the Sonoma Mission Inn (from 78% to 87%); and

•	an increase of $0.6 million in operating expenses at the Upscale Business Class Hotel Properties primarily due to a 7 percentage point increase in occupancy at the Houston Renaissance (from 61% to 68%).
Other Income/Expense
          Total other income and expenses decreased $20.8 million, or 21.3%, to $77.0 million for the three months ended September 30, 2005, compared to $97.8 million for the three months ended September 30, 2004. The primary components of the decrease in total other income and expenses are discussed below.
Other Income
          Other income decreased $0.2 million, or 2.0%, to $9.6 million for the three months ended September 30, 2005, as compared to $9.8 million for the three months ended September 30, 2004. The primary components of the decrease in other income are discussed below.
•	Income from investment land sales decreased $7.6 million due to the gain on the sale of two parcels of undeveloped investment land in Houston, Texas in 2004.

•	Interest and other income increased $4.8 million to $7.4 million primarily due to:
•	$3.3 million interest from mezzanine loans; and

•	$1.0 million interest from U.S. Treasury and government sponsored agency securities purchased in December 2004 and January 2005 related to debt defeasance in order to release the lien on properties securing the LaSalle Note I and Nomura Funding VI Note.
•	Equity in net income of unconsolidated companies increased $2.3 million to $1.9 million primarily due to:
•	an increase of $2.1 million in Office equity in net income primarily attributable to the joint ventures of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central Office Properties.
Other Expenses
          Other expenses decreased $21.0 million, or 19.5%, to $86.6 million for the three months ended September 30, 2005, compared to $107.6 million for the three months ended September 30, 2004. The primary components of the decrease in other expenses are discussed below.
•	Interest expense decreased $12.5 million, or 26.8%, to $34.1 million due to a decrease of $473 million in the weighted average debt balance (from $2.791 billion to $2.318 billion), partially offset by a 0.12 percentage point increase in the hedged weighted average interest rate (from 6.78% to 6.90%) and $3.1 million cash flow payments recorded as interest expense related to the Fountain Place transaction in June 2004.

•	Depreciation and amortization costs decreased $7.6 million, or 17.2%, to $36.6 million due to:
•	$7.2 million decrease in Office Property depreciation expense, primarily due to:
•	$9.8 million decrease attributable to the joint venture of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central in November 2004; partially offset by

•	$1.8 million increase from the acquisitions of The Alhambra in August 2004, One Live Oak and Peakview Tower in December 2004 and the Exchange Building in February 2005;

•	$1.2 million increase primarily due to increased building and leasehold improvements; and
•	$1.4 million decrease in Resort/Hotel Property depreciation expense primarily related to the joint venture of the Canyon Ranch Properties; partially offset by the reclassification of the Denver City Marriott Hotel Property from held for sale to held and used; partially offset by

•	$1.1 million increase in Resort Residential Development Property depreciation expense primarily related to club amenities and golf course improvements at CRDI and DMDC.
•	Impairment charges related to real estate assets decreased $4.1 million due to the impairment related to the demolition of the old clubhouse at the Sonoma Club in the third quarter 2004 in order to construct a new clubhouse.

•	Amortization of deferred financing costs decreased $1.3 million, or 38.2%, to $2.1 million due primarily to the payoff of the Lehman Capital Note in November 2004 and the Fleet Fund I and II Term Loan in January 2004 and November 2004.

•	Corporate general and administrative costs increased $2.7 million, or 29.7%, to $11.8 million due to an increase in compensation expense associated with restricted Units granted in December 2004 and May 2005 and payroll and benefits costs, partially offset by a decrease in Sarbanes-Oxley compliance costs.

Discontinued Operations
          Income from discontinued operations on assets sold and held for sale increased $89.4 million to $90.9 million due to:
•	an increase of $89.8 million, net of minority interest, due to the gain on the sale of three properties in 2005; and

•	an increase of $0.2 million, net of minority interest, due to an aggregate $0.1 million impairment on assets held for sale in 2005 compared to $0.3 million in 2004; partially offset by

•	a decrease of $0.6 million, net of minority interest, due to the reduction of net income associated with properties held for sale in 2005 compared to 2004.
Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004
Property Revenues
          Total property revenues decreased $91.5 million, or 13.3%, to $598.4 million for the nine months ended September 30, 2005, as compared to $689.9 million for the nine months ended September 30, 2004. The primary components of the decrease in total property revenues are discussed below.
•	Office Property revenues decreased $93.1 million, or 25.3%, to $274.2 million, primarily due to:
•	a decrease of $129.7 million due to the joint ventures of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004; partially offset by Fulbright Tower, which was acquired in December 2004 and joint ventured in February 2005, and One Buckhead Plaza which was acquired in April 2005 and joint ventured in June 2005; and

•	a decrease of $1.5 million in net lease termination fees (from $8.5 million to $7.0 million); partially offset by

•	an increase of $22.3 million from the acquisition of Hughes Center in January through May 2004, Dupont Centre in March 2004, The Alhambra in August 2004, One Live Oak and Peakview Tower in December 2004 and the Exchange Building in February 2005;

•	an increase of $14.4 million resulting from third party management and leasing services and related direct expense reimbursements due to the joint ventures of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004, and Fulbright Tower in February 2005 and One Buckhead Plaza in June 2005; and

•	a increase of $1.6 million from the 43 consolidated Office Properties (excluding 2004 and 2005 acquisitions, dispositions and properties held for sale) that we owned or had an interest in, primarily due to a 2.1 percentage point increase in average occupancy (from 82.6% to 84.7%), increased expense recovery revenue related to the increase in occupancy and increased parking revenue; partially offset by a decline in full service weighted average rental rates.
•	Resort Residential Development Property revenues increased $54.8 million, or 33.4%, to $218.7 million, primarily due to:
•	an increase of $52.9 million in CRDI revenues related to product mix in lots and units available for sale in 2005 versus 2004, primarily at Horizon Pass in Bachelor Gulch, Colorado, Old Greenwood in Lake Tahoe, California, Creekside at Riverfront Park in Denver, Colorado, Delgany in Denver, Colorado, and Brownstones in Denver, Colorado, which had sales in the nine months ended September 30, 2005, but reduced or no sales in the same period in 2004; partially offset by the Cresta project in Arrowhead, Colorado, and the Park Place at Riverfront Park in Denver, Colorado, which had sales in the nine months ended September 30, 2004, but reduced or no sales in the same period in 2005.

•	Resort/Hotel Property revenues decreased $53.2 million, or 33.5%, to $105.5 million, primarily due to:
•	a decrease of $65.7 million due to the contribution, in January 2005, of the Canyon Ranch Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment; partially offset by

•	an increase of $5.4 million in room revenue at the Luxury Resort and Spa Properties related to a 21% increase in revenue per available room (from $174 to $210) resulting from a 12% increase in average daily rate (from $283 to $318) and a 5 percentage point increase in occupancy (from 61% to 66%);

•	an increase of $3.4 million in food and beverage, spa and other revenue at the Luxury Resort and Spa Properties primarily due to a 11 percentage point increase in occupancy (from 59% to 70%) at the Sonoma Mission Inn primarily related to the renovation of the 97 historic inn rooms which were out of service during the first two quarters of 2004;

•	an increase of $2.0 million in food and beverage and other revenue at the Upscale Business Class Hotel Properties primarily related to the 5 percentage point increase in occupancy (from 69% to 74%); and

•	an increase of $1.7 million in room revenue at the Upscale Business Class Hotel Properties primarily due to a 13% increase in revenue per available room (from $80 to $90) resulting from an increase of 6% in average daily rate (from $115 to $122) and an 5 percentage point increase in occupancy (from 69% to 74%).
Property Expenses
          Total property expenses decreased $40.0 million, or 8.8%, to $414.4 million for the nine months ended September 30, 2005, as compared to $454.4 million for the nine months ended September 30, 2004. The primary components of the variances in property expenses are discussed below.
•	Office Property expenses decreased $34.1 million, or 19.5%, to $141.2 million, primarily due to:
•	a decrease of $59.2 million due to the joint ventures of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004, partially offset by Fulbright Tower, which was acquired in December 2004 and joint ventured in February 2005 and One Buckhead Plaza, which was acquired in April 2005 and joint ventured in June 2005; partially offset by

•	an increase of $12.1 million related to the cost of providing third party management services due to the joint venture of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004, and Fulbright Tower in February 2005 and One Buckhead Plaza in June 2005, which are recouped by increased third party fee income and direct expense reimbursements;

•	an increase of $8.5 million from the acquisition of Hughes Center in January through May 2004, Dupont Centre in March 2004, The Alhambra in August 2004, One Live Oak and Peakview Tower in December 2004 and the Exchange Building in February 2005;

•	an increase of $2.7 million due to increased Sarbanes-Oxley compliance costs and payroll and benefits costs; and

•	an increase of $1.9 million in operating expenses of the 43 consolidated Office Properties (excluding 2004 and 2005 acquisitions, dispositions and properties held for sale) that we owned or had an interest in primarily due to increased repairs and maintenance, utilities and salaries.
•	Resort Residential Development Property expenses increased $44.4 million, or 30.2%, to $191.2 million, primarily due to:
•	an increase of $48.4 million in CRDI cost of sales related to product mix in lots and units available for sale in 2005 versus 2004, primarily at the Horizon Pass project in Bachelor Gulch, Colorado, Old Greenwood in Lake Tahoe, California, Creekside at Riverfront Park in Denver, Colorado, Delgany in Denver, Colorado, and Brownstones in Denver, Colorado, which had sales in the nine months ended September 30, 2005, but reduced or no sales in the same period in 2004; partially offset by the Cresta project in Arrowhead, Colorado, and Park Place at Riverfront Park in Denver, Colorado, which had sales in the nine months ended September 30, 2004, but reduced or no sales in the same period in 2005.

•	Resort/Hotel Property expenses decreased $50.3 million, or 38.0%, to $82.0 million, primarily due to:
•	a decrease of $56.2 million due to the contribution, in January 2005, of the Canyon Ranch Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment; partially offset by

•	an increase of $4.0 million in operating expenses at the Luxury Resort and Spa Properties primarily due to an 11 percentage point increase in occupancy at Sonoma Mission Inn (from 59% to 70%); and

•	an increase of $1.6 million in operating expenses at the Upscale Business Class Hotel Properties primarily related to a 10 percentage point increase in occupancy at Houston Renaissance (from 60% to 70%).
Other Income/Expense
          Total other income and expenses decreased $78.4 million, or 27.3%, to $209.1 million for the nine months ended September 30, 2005, compared to $287.5 million for the nine months ended September 30, 2004. The primary components of the decrease in total other income and expenses are discussed below.
Other Income
          Other income increased $34.7 million to $49.0 million for the nine months ended September 30, 2005, as compared to $14.3 million for the nine months ended September 30, 2004. The primary components of the increase in other income are discussed below.
•	Equity in net income of unconsolidated companies increased $20.6 million to $18.0 million primarily due to:
•	an increase of $11.3 million in Other equity in net income primarily attributable to $6.0 million of income from the G2 investment and an increase of $5.1 million of income from the SunTx investment;

•	an increase of $6.3 million in Office equity in net income primarily attributable to the joint ventures of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central Office Properties; and

•	an increase of $2.2 million in Temperature-Controlled Logistics equity in net income primarily attributable to an increase in occupancy in the distribution and public segments.
•	Interest and other income increased $12.3 million to $20.6 million primarily due to:
•	$6.7 million interest from mezzanine loans;

•	$2.7 million interest from U.S. Treasury and government sponsored agency securities purchased in December 2004 and January 2005 related to debt defeasance in order to release the lien on properties securing the LaSalle Note I and Nomura Funding VI Note;

•	$1.7 million increase in other income from legal settlement proceeds received in connection with certain deed transfer taxes; and

•	$0.9 million interest and dividends received on other marketable securities.
•	Gain on joint venture of properties, net increased $1.8 million due to the gain from the joint venture of Fulbright Tower in February 2005 and One Buckhead Plaza in June 2005.
Other Expenses
          Other expenses decreased $43.7 million, or 14.5%, to $258.1 million for the nine months ended September 30, 2005, compared to $301.8 million for the nine months ended September 30, 2004. The primary components of the decrease in other expenses are discussed below.
•	Interest expense decreased $33.6 million, or 24.5%, to $103.4 million due to a decrease of $487 million in the weighted average debt balance (from $2.759 billion to $2.272 billion), partially offset by a 0.07 percentage point increase in the hedged weighted average interest rate (from 6.91% to 6.98%) and $3.1 million cash flow payments recorded as interest expense related to the Fountain Place transaction in June 2004.

•	Depreciation and amortization costs decreased $13.3 million, or 10.7%, to $111.0 million due to:
•	$15.5 million decrease in Office Property depreciation expense, due to:
-	$28.0 million decrease attributable to the joint ventures of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central in November 2004, partially offset by Fulbright Tower which was acquired in December 2004 and subsequently joint ventured in February 2005 and One Buckhead Plaza which was acquired in April 2005 and subsequently joint ventured in June 2005; partially offset by

-	$10.5 million increase from the acquisitions of Hughes Center in January through May 2004, Dupont Centre in March 2004, The Alhambra in August 2004, One Live Oak, Fulbright Tower and Peakview Tower in December 2004 and the Exchange Building in February 2005; and

-	$1.9 million increase primarily due to increased building and leasehold improvements; and
•	$0.7 million decrease in Resort/Hotel Property depreciation expense primarily related to the joint venture of the Canyon Ranch Properties, partially offset by the reclassification of the Denver City Marriott Hotel Property from held for sale to held and used; partially offset by

•	$3.1 million increase in Resort Residential Development Property depreciation expense primarily related to club amenities and golf course improvements at CRDI and DMDC.
•	Impairment charges related to real estate assets decreased $4.0 million due to the impairment related to the demolition of the old clubhouse at the Sonoma Club in the third quarter 2004 in order to construct a new clubhouse.

•	Amortization of deferred financing costs decreased $4.1 million, or 39.8%, to $6.2 million due to the refinancing of the Credit Facility in February 2005, the reduction of the Fleet Fund I and II Term Loan in January 2004 and the payoff of the Lehman Capital Note in November 2004.

•	Extinguishment of debt expense decreased $1.1 million, or 35.5%, to $2.0 million due to:
•	$3.1 million extinguishment of debt expense in 2004 related to the write-off of deferred financing costs associated with reduction of the Fleet Fund I and II Term Loans, the reduction of the Bank of America Fund XII Term Loan and the payoff of the Deutsche Bank-CMBS loan; partially offset by
•	$2.0 million extinguishment of debt expense in 2005 related to the write-off of deferred financing costs associated with the reduction of the Bank of America Funding XII Term Loan (of which $0.7 million related to the sale of three Office Properties), the payoff of the old credit facility in February 2005 and payoff of the Fleet Term Loan.
•	Corporate general and administrative costs increased $10.4 million, or 45.8%, to $33.1 million due to an increase in compensation expense associated with restricted Units granted in December 2004 and May 2005, payroll and benefits costs, external audit costs and Sarbanes-Oxley compliance costs.
Discontinued Operations
          Income from discontinued operations on assets sold and held for sale increased $92.5 million to $95.5 million due to:
•	an increase of $93.4 million, net of minority interest, primarily due to the $91.2 million gain on the sale of four properties in 2005; and

•	an increase of $2.6 million, net of minority interest, due to an aggregate $2.7 million impairment on three office properties in 2004; partially offset by

•	a decrease of $3.5 million, net of minority interest, due to the reduction of net income associated with properties held for sale in 2005 compared to 2004.

Liquidity and Capital Resources
Overview
          Our primary sources of liquidity are cash flow from operations, our credit facility, and proceeds from asset sales and joint ventures. Our short-term liquidity requirements through September 30, 2006, consist primarily of our normal operating expenses, principal and interest payments on our debt, amounts due at maturity of our debt obligations, distributions to our shareholders and capital expenditures. Our long-term liquidity requirements consist primarily of debt obligations maturing after September 30, 2006, distributions to our shareholders and capital expenditures.
Short-Term Liquidity
          We believe that cash flow from operations will be sufficient to cover our normal operating expenses, interest payments on our debt, distributions on our preferred shares, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (including property improvements, tenant improvements and leasing commissions) in 2005 and 2006. The cash flow from our Resort Residential Development segment is cyclical in nature and primarily realized in the last quarter of each year. We expect to meet temporary shortfalls in operating cash flow caused by this cyclicality through working capital draws under our credit facility. However, our cash flow from operations, after payments discussed above, is not expected to fully cover the distributions on our common shares in 2005 and 2006. We intend to use proceeds from asset sales and joint ventures, additional leverage on assets, and borrowings under our credit facility to cover this shortfall.
          In addition, through September 30, 2006, we expect to make capital expenditures of approximately $227.9 million, primarily relating to new developments of investment property that are not in the ordinary course of operations of our business. We anticipate funding these short-term liquidity requirements primarily through construction loans and borrowings under our credit facility or additional debt facilities. As of September 30, 2005, we also had maturing debt obligations of $317.6 million through September 30, 2006, made up primarily of the maturity of the LaSalle Note II which is funded by defeasance securities and the Bank of America Funding XII Term Loan which has a one year extension option. In addition, $26.3 million of these maturing debt obligations relate to the Resort Residential Development Segment and will be repaid with the sales of the corresponding land or units or will be refinanced. The remaining maturities consist primarily of normal principal amortization and will be met with cash flow from operations.
Long-Term Liquidity
          Our long-term liquidity requirements as of September 30, 2005, consist primarily of $2.0 billion of debt maturing after September 30, 2006. We also have $125.4 million of expected long-term capital expenditures relating to capital investments that are not in the ordinary course of operations of our business. We anticipate meeting these obligations primarily through refinancing maturing debt with long-term secured and unsecured debt, construction loans and through other debt and equity financing alternatives, as well as cash proceeds from asset sales and joint ventures.
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
          For the nine months ended September 30, 2005, the Office Segment, Resort Residential Development Segment and Resort/Hotel Segment accounted for 45%, 38% and 17%, respectively, of our total Property revenues. Our top five tenants accounted for approximately 11% of our total Office Segment rental revenues for the nine months ended September 30, 2005. The loss of one or more of our major tenants would have a temporary adverse effect on cash flow from operations until we were able to re-lease the space previously leased to these tenants. Based on rental revenues from office leases in effect as of September 30, 2005, no single tenant accounted for more than 6% of our total Office Segment rental revenues for the nine months ended September 30, 2005.

          In July 2005, we entered into an agreement with our largest office tenant, El Paso Energy Services Company and certain of its subsidiaries, which will terminate El Paso’s leases relating to a total of 888,000 square feet at Greenway Plaza in Houston, Texas effective December 31, 2007. Under the agreement, El Paso is required to pay us $65.0 million in termination fees in periodic installments through December 31, 2007 and $62.0 million in rent according to the original lease terms from July 1, 2005 through December 31, 2007. Original expirations for the space ranged from 2007 through 2014. The $65.0 million lease termination fee, net of the approximately $23.0 million deferred rent receivable balance, will be recognized ratably to income over the period July 1, 2005 through December 31, 2007. As of September 30, 2005, El Paso was current on all rental obligations.
          During the nine months ended September 30, 2005, our cash flow from operations was insufficient to fully cover the distributions on our common shares. We funded this shortfall primarily with a combination of proceeds from asset sales and joint ventures, proceeds from investment land sales and borrowings under our credit facility.
Debt and equity financing alternatives
          Debt and equity financing alternatives currently available to us to satisfy our liquidity requirements include:
•	Additional proceeds from our new credit facility under which we had up to $112.8 million of borrowing capacity available as of September 30, 2005, and which may be increased by $100.0 million subject to certain conditions;

•	Additional proceeds from the refinancing of existing secured and unsecured debt;

•	Additional debt secured by existing underleveraged properties;

•	Issuance of additional unsecured debt or trust preferred securities; and

•	Equity offerings including preferred and/or convertible securities.
          The following factors could limit our ability to utilize these financing alternatives:
•	A reduction in the operating results of the Properties supporting our credit facility to a level that would reduce the availability of funds under the credit facility;

•	A reduction in the operating results of the Properties could limit our ability to refinance existing secured and unsecured debt or extend maturity dates, or could result in an uncured or unwaived event of default;

•	We may be unable to obtain debt or equity financing on favorable terms, or at all, as a result of our financial condition or market conditions at the time we seek additional financing;

•	Restrictions under our debt instruments or outstanding equity may prohibit us from incurring debt or issuing equity on terms available under then-prevailing market conditions or at all;

•	We may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance; and

•	We may be unable to increase our credit facility by $100.0 million, as provided under the terms of the facility, due to adverse changes in market conditions.
Cash Flows

For the nine
months ended
(in millions)	September 30, 2005
Cash used in Operating Activities	$(5.3)
Cash used in Investing Activities	(100.9)
Cash provided by Financing Activities	170.0

Increase in Cash and Cash Equivalents	$63.8
Cash and Cash Equivalents, Beginning of Period	92.3

Cash and Cash Equivalents, End of Period	$156.1

Operating Activities
          Our cash used in operating activities of $5.3 million is attributable to Property operations.
Investing Activities
          Our cash used in investing activities of $100.9 million is primarily attributable to:
•	$186.9 million for the acquisition of investment properties, primarily due to the acquisition of the Exchange Building and One Buckhead Plaza Office Properties;

•	$115.7 million purchase of U.S. Treasury and government sponsored agency securities in connection with the defeasance of LaSalle Note I;

•	$67.5 million increase in notes receivables, primarily due to mezzanine loans, partially offset by the early repayment of loans secured by a Resort Residential management business;

•	$50.7 million for non-revenue enhancing tenant improvement and leasing costs for Office Properties;

•	$49.2 million for development of properties, due to the development of Paseo del Mar, Ritz-Carlton and 3883 Hughes Parkway; and

•	$23.5 million for development of amenities at the Resort Residential Development Properties;

•	$13.2 million of property improvements for Office and Resort/Hotel Properties;

•	$7.9 million additional investment in unconsolidated Office Properties, primarily related to our investment in Crescent Irvine LLC; and

•	$6.2 million additional investment in unconsolidated Other companies.
The cash used in investing activities is partially offset by:
•	$236.6 million proceeds from property sales, primarily due the sale of Two Renaissance Square, Chancellor Park, Barton Oaks and Albuquerque Plaza Office Properties and the sale of undeveloped land in Houston, Texas;

•	$144.2 million proceeds from joint ventures, primarily due to the Canyon Ranch transaction and the joint venture of Fulbright Tower and One Buckhead Plaza Office Properties;

•	$20.4 million proceeds from defeasance investment maturities;

•	$11.9 million return of investment in unconsolidated other companies due to the distribution received from our G2 investment in February 2005; and

•	$6.4 million return of investment in Temperature-Controlled Logistics Properties.
Financing Activities
          Our cash provided by financing activities of $170.0 million is primarily attributable to:
•	$550.3 million proceeds from borrowings under our credit facility;

•	$370.0 million proceeds from other borrowings, primarily due to the GACC Note secured by Funding One assets, the Column Financial Note secured by Peakview Tower and the JP Morgan Chase III Note secured by Datran Center;

•	$179.9 million proceeds from borrowings for construction costs for infrastructure developments at the Resort Residential Development Properties;

•	$77.3 million proceeds from the issuance of junior subordinated notes;

•	$21.3 million proceeds from the exercise of share and unit options; and

•	$7.1 million proceeds from capital contributions from our joint venture partners.
The cash provided by financing activities is partially offset by:
•	$519.8 million payments under our credit facility;

•	$257.5 million payments under other borrowings, primarily due to the pay off of the Fleet Term Loan, the pay down of the Bank of America Funding XII Term Loan from proceeds from the sale of Office Properties, the pay off of the Texas Capital Bank loan and the pay off of the Metropolitan Life Note V;

•	$133.1 million distributions to common shareholders and unitholders;

•	$85.3 million Resort Residential Development Property note payments;

•	$24.0 million distributions to preferred shareholders;

•	$9.9 million debt financing costs, primarily due to the new credit facility, the GACC Note and the JP Morgan Chase III Note; and

•	$6.3 million capital distributions to joint venture partners.

Liquidity Requirements
Capital Expenditures
          As of September 30, 2005, we had unfunded capital expenditures of approximately $353.3 million relating to capital investments that are not in the ordinary course of operations of our business segments. The table below specifies our requirements for capital expenditures, the amounts funded as of September 30, 2005, and amounts remaining to be funded (future funding classified between short-term and long-term capital requirements):

		Amount		Capital Expenditures
	Total	Funded as of	Amount	Short-Term	Long-Term
	Project	September 30,	Remaining	(Next 12	(12+
(in millions) Project	Cost (1)	2005	To Fund	Months) (2)	Months) (2)
Consolidated:

Office Segment
3883 Hughes Center(3)	$73.9	$7.2	$66.7	$53.5	$13.2
Paseo del Mar(4)	65.4	30.2	35.2	35.2	—

Resort Residential Development Segment
Tahoe Mountain Club(5)	74.6	64.6	10.0	10.0	—
JPI Multi-family Investments Luxury Apartments(6)	54.3	31.6	22.7	20.1	2.6

Resort/Hotel Segment
Canyon Ranch — Tucson Land Construction Loan(7)	2.4	1.5	0.9	0.9	—

Other
The Ritz-Carlton(8)	202.7	38.7	164.0	80.0	84.0

Unconsolidated:

Office Segment
Von Karman Office Development in Irvine(9)	36.4	6.4	30.0	12.2	17.8

Other
Redtail Capital Partners, L.P.(10)	25.0	1.2	23.8	16.0	7.8

Total	$534.7	$181.4	$353.3	$227.9	$125.4

(1)	All amounts are approximate.

(2)	Reflects our estimate of the breakdown between short-term and long-term capital expenditures.

(3)	We have committed to a first phase office development of 255,000 square feet on land that we own within the Hughes Center complex. We broke ground in the third quarter of 2005 and expect to complete the building in the first quarter of 2007. We closed a $52.3 million construction loan in the third quarter of 2005.

(4)	On September 21, 2005, we entered into a joint venture agreement with JMI Realty. The joint venture has committed to develop a 231,000 square-foot, three building office complex in the Del Mar Heights submarket of San Diego, California. On September 21, 2005, we secured a $53.1 million construction loan from Guaranty Bank for the construction of this project. The loan is fully guaranteed by an affiliate of our partner. Amounts in the table represent our portion (80%) of total project costs. The development, which is currently underway, is scheduled for delivery in August 2006.

(5)	As of September 30, 2005, we had invested $64.6 million in Tahoe Mountain Club, which includes the acquisition of land and development of golf courses and club amenities. During 2005, we are developing dining and ski facilities on the mountain and an additional golf course. We anticipate collecting membership deposits which will be utilized to fund a portion of the development costs. We will fund the remaining $10.0 million through construction loans.

(6)	In October 2004, we entered into an agreement with JPI Multi-Family Investments, L.P. to develop a multi-family apartment project in Dedham, Massachusetts. We have also entered into a construction loan with a maximum borrowing of $41.0 million to fund construction which our partner guarantees.

(7)	We have a $2.4 million construction loan with the purchaser of the land, which is secured by eight developed lots and a $0.4 million letter of credit.

(8)	We entered into agreements with Ritz-Carlton Hotel Company, L.L.C. to develop the first Ritz-Carlton hotel and condominium project in Dallas, Texas. The development plans include a Ritz-Carlton with approximately 217 hotel rooms and 70 residences. Construction on the development began in the second quarter of 2005. On July 26, 2005, we secured a $175.0 million construction line of credit from Key Bank for the construction of this project.

(9)	In June 2005, we entered into a joint venture arrangement with an affiliate of Hines and have committed to co-develop a 260,000 square-foot Class A office property in Irvine, California. Amounts in the table represent our portion (40%) of total project costs and we anticipate obtaining construction financing.

(10)	In May 2005, we entered into an agreement with Capstead Mortgage Corporation pursuant to which we formed a joint venture to invest up to $100 million in equity. The joint venture will invest in select mezzanine loans on commercial real estate over a two-year period. Capstead is committed to 75% of the equity capital and we are committed to 25%. Total contributions from Crescent were $1.2 million.

Debt Financing Summary
          The following table shows summary information about our debt, including our pro rata share of unconsolidated debt, as of September 30, 2005. Listed below are the aggregate required principal payments by year as of September 30, 2005 excluding any extension options. Scheduled principal installments and amounts due at maturity are included.

						Share of
	Secured	Defeased	Unsecured		Consolidated	Unconsolidated
(in thousands)	Debt	Debt	Debt		Debt	Debt	Total
2005	$9,770	$1,066	$—		$10,836	$55,836	$66,672
2006	259,036	157,130	173,000	(1)	589,166	24,805	613,971
2007	215,889	100,279	250,000		566,168	47,829	613,997
2008	60,132	289	—		60,421	62,884	123,305
2009	271,615	320	375,000		646,935	79,643	726,578
Thereafter	349,920	6,337	77,321		433,578	390,812	824,390

	$1,166,362	$265,421	$875,321		$2,307,104	$661,809	$2,968,913

(1)	Borrowings under the credit facility.
Off-Balance Sheet Arrangements — Guarantee Commitments
          Our guarantees in place as of September 30, 2005, are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and, therefore, would not require us to provide additional collateral to support the guarantees.

		Maximum
	Guaranteed Amount	Guaranteed
	Outstanding at	Amount at
(in thousands)	September 30, 2005	September 30, 2005
Debtor
CRDI — Eagle Ranch Metropolitan District — Letter of Credit (1)	$7,850	$7,850
Main Street Partners, L.P. — Letter of Credit (2) (3)	4,250	4,250

Total Guarantees	$12,100	$12,100

(1)	We provide a $7.9 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2)	See Note 8, “Investments in Unconsolidated Companies,” for a description of the terms of this debt.

(3)	We and our joint venture partner each obtained separate letters of credit to guarantee the repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.
          In July 2005, we purchased comprehensive insurance that covers us, contactors and other parties involved in the construction of the Ritz-Carlton hotel and condominium project in Dallas, Texas. Our insurance carrier, which will pay the associated claims as they occur under this program and will be reimbursed by us within our deductibles, required us to provide a $2.1 million letter of credit supporting payment of claims. In November, the letter of credit was reduced to $1.7 million. We believe there is a remote likelihood that payment will be required under the letter of credit.

Debt Financing
          The significant terms of our primary debt financing arrangements existing as of September 30, 2005, are shown below:

			Balance	Interest
			Outstanding at	Rate at
	Secured	Maximum	September 30,	September 30,		Maturity
Description (1)	Asset	Borrowings	2005	2005		Date
		(dollars in thousands)
Secured Fixed Rate Debt:
AEGON Partnership Note	Greenway Plaza	$250,201	$250,201	7.53%		July 2009
Cigna Note	707 17th Street/Denver Marriott	70,000	70,000	5.22		June 2010
JP Morgan Chase III	Datran Center	65,000	65,000	4.88		October 2015
Morgan Stanley I	Alhambra	50,000	50,000	5.06		October 2011
Bank of America Note	Colonnade	38,000	38,000	5.53		May 2013
Metropolitan Life Note VII	Dupont Centre	35,500	35,500	4.31		May 2011
Mass Mutual Note(2)	3800 Hughes	34,808	34,808	7.75		August 2006
Column Financial	Peakview Tower	33,000	33,000	5.59		April 2015
Northwestern Life Note	301 Congress	26,000	26,000	4.94		November 2008
Allstate Note(2)	3993 Hughes	24,965	24,965	6.65		September 2010
JP Morgan Chase II	3773 Hughes	24,755	24,755	4.98		September 2011
Metropolitan Life Note VI(2)	3960 Hughes	23,241	23,241	7.71		October 2009
JP Morgan Chase I	3753/63 Hughes	14,350	14,350	4.98		September 2011
Northwestern Life II(2)	3980 Hughes	9,739	9,739	7.40		July 2007
Woodmen of the World Note	Avallon IV	8,500	8,500	8.20		April 2009
Construction, Acquisition and other obligations for various Resort Residential projects	CRDI, Sonoma Golf Club and Mira Vista	4,267	4,267	2.9 to 13.75		Nov. 05 to April 10

Secured Fixed Rate Defeased Debt (3):
LaSalle Note II	Funding II Defeasance	155,785	155,785	7.79		March 2006
LaSalle Note I	Funding I Defeasance	102,135	102,135	7.83		August 2007
Nomura Funding VI Note	Funding VI Defeasance	7,501	7,501	10.07		July 2010

Subtotal/Weighted Average		$977,747	$977,747	6.71%

Unsecured Fixed Rate Debt:
The 2009 Notes		$375,000	$375,000	9.25%		April 2009
The 2007 Notes		250,000	250,000	7.50		September 2007

Subtotal/Weighted Average		$625,000	$625,000	8.55%

Secured Variable Rate Debt:
GACC Note(4)	Funding One	$165,000	$165,000	5.24%		June 2007
Bank of America Term Loan(5)	Funding XII	86,203	86,203	5.94		January 2006
Bank One	Northstar Construction Project	105,800	81,044	5.76		October 2006
Bank of America	Hummingbird Lodge Construction Project	49,900	33,729	6.07		December 2006
Bank of America(6)(7)	Jefferson Station Apartments	41,009	16,942	5.58		November 2007
Key Bank Construction Loan(4)	Ritz Construction Project	175,000	10,386	6.08		July 2008
FHI Finance Loan	Sonoma Mission Inn	10,000	10,000	8.22		September 2009
Wells Fargo Bank(6)	3770 Hughes	7,800	7,800	5.00		February 2008
Guaranty Bank(6) (7)	Paseo Del Mar Construction Project	53,100	5,575	7.25		September 2008
National Bank of Arizona	Desert Mountain	18,000	3,438	6.75 to 7.75		June 2006
Societe Generale(6)	3883 Hughes Construction Project	52,250	314	5.67		September 2008
First Bank of Vail	Village Walk Construction Project	63,000	—	6.25		February 2008
Construction, Acquisition and other obligations for various Resort Residential projects	CRDI and Mira Vista	78,741	33,605	5.83 to 7.75		Oct. 05 to Sept. 08

Subtotal/Weighted Average		$905,803	$454,036	5.77%

Unsecured Variable Rate Debt:
Credit Facility(8)		$300,000	$173,000	5.71%		December 2006
Junior Subordinated Notes		51,547	51,547	5.35		June 2035
Junior Subordinated Notes		25,774	25,774	5.53		July 2035

Subtotal/Weighted Average		$377,321	$250,321	5.62%

Total/Weighted Average		$2,885,871	$2,307,104	6.90	% (9)

Average remaining term						3.9 years

(1)	For more information regarding the terms of our debt financing arrangements, including properties securing our secured debt and the method of calculation of the interest rate for our variable rate debt, see Note 9, “Notes Payable and Borrowings under the Credit Facility,” included in Item 1, “Financial Statements.”

(2)	Includes a portion of total premiums of $4.6 million reflecting market value of debt acquired with the purchase of Hughes Center portfolio.

(3)	We purchased U.S. Treasuries and government sponsored agency securities, or defeasance investments, to substitute as collateral for these loans. The cash flow from defeasance investments (principal and interest) matches the total debt service payment of the loans.

(4)	This loan has three one-year extension options.

(5)	This loan has one one-year extension option.

(6)	This loan has two one-year extension options.

(7)	Our partner provides a full guarantee of this loan.

(8)	The Credit Facility has a maximum potential capacity of $300.0 million. The $173.0 million outstanding at September 30, 2005, excludes letters of credit issued under the facility of $14.2 million.

(9)	The overall weighted average interest rate does not include the effect of our cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 6.86%.

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
          Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under our loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for our secured debt, foreclosure on the property securing the debt, and could cause the credit facility to become unavailable to us. In addition, an event of default by us or any of our subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the Credit Facility, the 2007 Notes, 2009 Notes and the Bank of America Funding XII Term Loan, the Key Bank Construction Loan and Societe Generale Construction Loan, after the notice and cure periods for the other indebtedness have passed. As a result, any uncured or unwaived event of default could have an adverse effect on our business, financial condition, or liquidity.
          Our secured debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the nine months ended September 30, 2005, there were no circumstances that required prepayment penalties or increased collateral related to our existing debt.
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
Junior Subordinated Notes
          In June and July 2005, we completed two separate private offerings of $50 million and $25 million, respectively, of trust preferred securities through Crescent Real Estate Statutory Trust I and Crescent Real Estate Statutory Trust II, or the Trusts, each of which is a Delaware statutory trust and are our subsidiaries. The securities pay holders cumulative cash distributions at an annual rate of 3-month LIBOR plus 200 basis points. The securities mature in June and July 2035 and are callable at no premium after June and July 2010. In addition, we invested $1.5 million and $0.8 million in the Trusts’ common securities, representing 3% of the total capitalization of each of the Trusts.
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
Unconsolidated Debt Arrangements
          As of September 30, 2005, the total debt of the unconsolidated joint ventures and investments in which we have ownership interests was $2.2 billion, of which our share was $661.8 million. We guaranteed $4.3 million of this debt as of September 30, 2005. Additional information relating to our unconsolidated debt financing arrangements is contained in Note 8, “Investments in Unconsolidated Companies,” of Item 1, “Financial Statements.”
Derivative Instruments and Hedging Activities
          We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage the fixed to variable rate debt ratio. As of September 30, 2005, we had interest rate swaps and interest rate caps designated as cash flow hedges, which converted $458.2 million of our variable rate debt to fixed rate debt.

Unconsolidated Investments
     The following is a summary of our ownership in significant unconsolidated joint ventures and investments as of September 30, 2005.

		Our Ownership
		as of September 30,
Entity	Classification	2005
Main Street Funding Partners, L.P.	Office (Bank One Center-Dallas)	50.0	%(1)
Crescent Irvine, LLC	Office (Von Karman Office Development – Irvine)	40.0	%(2)
Crescent Miami Center, LLC	Office (Miami Center – Miami)	40.0	%(3) (4)
Crescent One Buckhead Plaza, L.P.	Office (One Buckhead Plaza – Atlanta)	35.0	%(5) (4)
Crescent POC Investors, L.P.	Office (Post Oak Central – Houston)	23.9	%(6) (4)
Crescent HC Investors, L.P.	Office (Houston Center – Houston)	23.9	%(6) (4)
Crescent TC Investors, L.P.	Office (The Crescent – Dallas)	23.9	%(6) (4)
Crescent Ross Avenue Mortgage Investors, L.P.	Office (Trammell Crow Center, Mortgage – Dallas)	23.9	%(7) (4)
Crescent Ross Avenue Realty Investors, L.P.	Office (Trammell Crow Center, Ground Lessor – Dallas)	23.9	%(7) (4)
Crescent Fountain Place, L.P.	Office (Fountain Place – Dallas)	23.9	%(7) (4)
Crescent Five Post Oak Park, L.P.	Office (Five Post Oak – Houston)	30.0	%(8) (4)
Crescent One BriarLake Plaza, L.P.	Office (BriarLake Plaza – Houston)	30.0	%(9) (4)
Crescent 5 Houston Center, L.P.	Office (5 Houston Center - Houston)	25.0	%(10) (4)
Crescent 1301 McKinney, L.P.	Office (Fulbright Tower - Houston)	23.9	%(11)(4)
Austin PT BK One Tower Office Limited Partnership	Office (Bank One Tower - Austin)	20.0	%(12) (4)
Houston PT Three Westlake Office Limited Partnership	Office (Three Westlake Park – Houston)	20.0	%(12) (4)
Houston PT Four Westlake Office Limited Partnership	Office (Four Westlake Park-Houston)	20.0	%(12) (4)
AmeriCold Realty Trust	Temperature-Controlled Logistics	31.7	%(13)
CR Operating, LLC	Resort/Hotel	48.0	%(14)
CR Spa, LLC	Resort/Hotel	48.0	%(14)
Blue River Land Company, L.L.C.	Other	50.0	%(15)
EW Deer Valley, L.L.C.	Other	41.7	%(16)
SunTx Fulcrum Fund, L.P. (SunTx)	Other	28.9	%(17)
Redtail Capital Partners, L.P. (Redtail)	Other	25.0	%(18) (4)
G2 Opportunity Fund, L.P. (G2)	Other	12.5	%(19)

(1)	The remaining 50% interest is owned by Trizec Properties, Inc.

(2)	The remaining 60% interest is owned by an affiliate of Hines. Crescent Irvine, LLC acquired a parcel of land to develop a 260,000 square foot Class A Office Property.

(3)	The remaining 60% interest is owned by an affiliate of a fund managed by JPM.

(4)	We have negotiated performance based incentives that allow for additional equity to be earned if return targets are exceeded.

(5)	The remaining 65% interest is owned by Metzler US Real Estate Fund, L.P.

(6)	Each limited partnership is owned by Crescent Big Tex I, L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(7)	Each limited partnership is owned by Crescent Big Tex II, L.P., which is owned 76.1% by a fund advised by JPM.

(8)	The remaining 70% interest is owned by an affiliate of GE.

(9)	The remaining 70% interest is owned by affiliates of JPM.

(10)	The remaining 75% interest is owned by a pension fund advised by JPM.

(11)	The partnership is owned by Crescent Big Tex III L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(12)	The remaining 80% interest is owned by an affiliate of GE.

(13)	Of the remaining 68.3% interest, 47.6% is owned by Vornado Realty, L.P. and 20.7% is owned by The Yucaipa Companies.

(14)	The remaining 52% interest is owned by the founders of Canyon Ranch. CR Spa, L.L.C. operates three resort spas which offer guest programs and services and sells Canyon Ranch branded skin care products exclusively at the destination health resorts and the resort spas. CR Operating, LLC operates and manages the two Canyon Ranch destination health resorts, Tucson and Lenox, and collaborates with select real estate developers in developing residential lifestyle communities.

(15)	The remaining 50% interest is owned by parties unrelated to us. Blue River Land Company, L.L.C. was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(16)	The remaining 58.3% interest is owned by parties unrelated to us. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, L.L.C. was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(17)	Of the remaining 71.1%, approximately 39.6% is owned by SunTx Capital Partners, L.P. and the remaining 31.5% is owned by a group of individuals unrelated to us. Of our limited partnership interest in SunTx, 6.5% is through an unconsolidated investment in SunTx Capital Partners, L.P.; the general partner of SunTx. SunTx Fulcrum Fund, L.P.’s objective is to invest in a portfolio of entities that offer the potential for substantial capital appreciation.

(18)	The remaining 75% interest is owned by Capstead Mortgage Corporation. Redtail was formed to invest up to $100 million in equity in select mezzanine loans on commercial real estate over a two-year period.

(19)	G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest is owned by Goff-Moore Strategic Partners, L.P., or GMSPLP, and by parties unrelated to us. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation, or GMACCM. The ownership structure of GMSPLP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of our Board of Trust Managers, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of our Board of Trust Managers and our Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties. Our investment balance at September 30, 2005 was approximately $1.1 million. In 2005 we received cash distributions of approximately $18.7 million, bringing total distributions to approximately $41.0 million on an initial investment of $24.2 million.

Significant Accounting Policies
Critical Accounting Policies
          A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2004 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to these policies during 2005.
Adoption of New Accounting Standards
          SFAS No. 123R. In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123R beginning January 1, 2006. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis. We intend to adopt SFAS No. 123R using the modified prospective application method which requires, among other things, that we recognize compensation cost for all awards outstanding at January 1, 2006, for which the requisite service has not yet been rendered. We are continuing to evaluate the impact of the adoption of SFAS No. 123R.
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
          EITF 04-5. At its June 2005 meeting, the EITF reached a consensus regarding Issue No. 04-5 (EITF 04-5), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF 04-5 is effective immediately for all newly-formed limited partnerships and for existing limited partnership agreements that are modified. The guidance will be effective for existing limited-partnership agreements that are not modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The guidance provides a framework for addressing the question of when a general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46(R), Consolidation of Variable Interest Entities, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights. In addition, the EITF has concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The FASB has amended its Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF 96-16 to conform and align with the guidelines set forth in EITF 04-5. We do not believe there will be an impact to our financial condition or results of operations from the adoption of EITF 04-5 in the current year. We are continuing to evaluate the impact of EITF 04-5, when applicable, to all existing partnerships.

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
          Accordingly, we believe that to facilitate a clear understanding of our consolidated historical operating results, FFO available to common shareholders — diluted should be considered in conjunction with our net income and cash flows reported in the consolidated financial statements and notes to the financial statements. However, our measure of FFO available to common shareholders — diluted may not be comparable to similarly titled measures of other REITs because these REITs may apply the definition of FFO in a different manner than we apply it.

Consolidated Statements of Funds from Operations
(dollars in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$79,644	$(10,673)	$72,814	$(30,982)
Adjustments to reconcile net loss to funds from operations available to common shareholders — diluted:
Depreciation and amortization of real estate assets	33,665	42,984	102,460	119,406
(Gain) loss on property sales, net	(105,808)	38	(109,585)	2,528
Adjustment for investments in unconsolidated companies:
Office Properties	5,548	2,283	15,627	7,188
Resort Residential Development Properties	(2,161)	(2,150)	(2,609)	(2,099)
Resort/Hotel Properties	1,004	—	2,813	—
Temperature-Controlled Logistics Properties	4,530	5,768	13,729	17,348
Unitholder minority interest	14,049	(1,912)	12,849	(5,548)
Series A Preferred Share distributions	(5,991)	(5,991)	(17,972)	(17,733)
Series B Preferred Share distributions	(2,019)	(2,019)	(6,056)	(6,057)

Funds from operations available to common shareholders — diluted(1) (2)	$22,461	$28,328	$84,070	$84,051

Investment Segments:
Office Properties	$54,582	$68,410	$161,513	$208,856
Resort Residential Development Properties	5,474	1,282	21,437	12,623
Resort/Hotel Properties	9,352	12,272	28,434	35,293
Temperature-Controlled Logistics Properties	4,606	4,862	11,463	12,834
Other:
Corporate general and administrative	(11,751)	(9,023)	(33,143)	(22,734)
Interest expense	(34,076)	(46,571)	(103,434)	(137,008)
Series A Preferred Share distributions	(5,991)	(5,991)	(17,972)	(17,733)
Series B Preferred Share distributions	(2,019)	(2,019)	(6,056)	(6,057)
Other(3)	2,284	5,106	21,828	(2,023)

Funds from operations available to common shareholders — diluted(1) (2)	$22,461	$28,328	$84,070	$84,051

Basic weighted average shares outstanding	100,663	99,024	99,936	99,013
Diluted weighted average shares and units outstanding(4)	119,841	116,864	118,088	116,913

(1)	To calculate basic funds from operations available to common shareholders, deduct unitholder minority interest.

(2)	Impairment charges and debt extinguishment charges related to the sale of real estate assets were $0.3 million and $3.0 million for the three months ended September 30, 2005 and 2004, respectively, and were $0.7 million and $5.9 million for the nine months ended September 30, 2005 and 2004, respectively. Funds from operations available to common shareholders — diluted, as adjusted to exclude impairment charges and debt extinguishment charges related to the sale of real estate assets, was $22.8 million and $31.3 million for the three months ended September 30, 2005 and 2004, respectively, and $84.8 million and $89.9 million for the nine months ended September 30, 2005 and 2004, respectively. We provide this additional information because management utilizes it, in addition to FFO available to common shareholders — diluted, in making operating decisions and assessing performance, and because we believe that it also is useful to investors in assessing our operating performance.

(3)	Includes income from investment land sales, net, interest and other income, extinguishment of debt, income/loss from other unconsolidated companies, other expenses, depreciation and amortization of non-real estate assets, and amortization of deferred financing costs.

(4)	See calculations for the amounts presented in the reconciliation following this table.

          The following schedule reconciles our basic weighted average shares to the diluted weighted average shares/units presented above:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(shares/units in thousands)	2005	2004	2005	2004
Basic weighted average shares:	100,663	99,024	99,936	99,013
Add: Weighted average units	17,908	17,728	17,630	17,730
Restricted shares and share and unit options	1,270	112	522	170

Diluted weighted average shares and units	119,841	116,864	118,088	116,913

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          No material changes in our market risk occurred from December 31, 2004 through September 30, 2005. Information regarding our market risk at December 31, 2004, is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2004.
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

          Changes in Internal Control Over Financial Reporting. We made no changes to our internal controls over financial reporting during the three months ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          During the three months ended September 30, 2005, we issued an aggregate of 477,100 common shares to holders of Operating Partnership units in exchange for 238,550 units. Of the common shares issued, 25,000 were issued on July 1, 2005, 25,000 were issued on July 5, 2005, 15,500 were issued on July 6, 2005, 59,500 were issued July 7, 2005, 173,200 were issued on July 8, 2005, 75,000 were issued on July 11, 2005, 100,000 were issued on July 13, 2005 and 3,900 were issued on August 15, 2005. The issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act of 1933. We have registered the resale of such common shares under the Securities Act.
Item 5. Other Information
2006 Annual Meeting of Shareholders
          We intend to hold our 2006 annual meeting of shareholders on May 11, 2006.
Shareholder Proposals for our 2006 Annual Meeting of Shareholders
          We disclosed in the proxy statement relating to our 2005 annual meeting of shareholders the date by which shareholders who intend to submit proposals for consideration at our 2006 annual meeting of shareholders must submit such proposals to us. We also disclosed the dates within which shareholders who wish to nominate persons for election to the Board of Trust Managers or to propose other business to be considered at an annual meeting of shareholders must provide notice to us. In accordance with the applicable rules of the Securities and Exchange Commission and the provisions of our Bylaws, because the date of the 2006 annual meeting has subsequently been advanced by more than 30 days from the anniversary of the date of the 2005 annual meeting, we are changing the shareholder proposal and notice dates.
          Shareholders who intend to submit proposals for consideration at our 2006 annual meeting of shareholders must submit such proposals to us no later than December 15, 2005, in order for such proposals to be considered for inclusion in the proxy statement and form of proxy that the Board of Trust Managers will distribute in connection with that meeting. Shareholder proposals should be submitted to David M. Dean, Managing Director, Law and Secretary, at 777 Main Street, Suite 2100, Fort Worth, Texas 76102.

          Under our Bylaws, a shareholder must comply with certain procedures to nominate persons for election to the Board of Trust Managers or to propose other business to be considered at an annual meeting of shareholders. These procedures provide that shareholders desiring to make nominations for trust managers and/or to bring a proper subject before a meeting must do so by notice timely delivered to the Secretary of Crescent. The Secretary of Crescent generally must receive notice of any such proposal not less than 70 days nor more than 90 days prior to the anniversary of the preceding year’s annual meeting of shareholders. In the case of proposals for the 2006 annual meeting of shareholders, the Secretary of Crescent must receive notice of any such proposal no earlier than February 10, 2006, and no later than March 2, 2006 (other than proposals intended to be included in the proxy statement and form of proxy, which, as noted above, we must receive by December 15, 2005). Generally, such shareholder notice must set forth (i) as to each nominee for trust manager, all information relating to such nominee that is required to be disclosed in solicitations of proxies for election of trust managers under the proxy rules of the Commission; (ii) as to any other business, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in that business of such shareholder; and (iii) as to the shareholder, (a) the name and address of the shareholder, (b) the class or series and number of shares of beneficial interest of Crescent that the shareholder owns beneficially and of record, and (c) the date(s) upon which the shareholder acquired ownership of such shares. The chairman of the annual meeting shall have the power to declare that any proposal not meeting these and any other applicable requirements that the Bylaws impose shall be disregarded. A copy of the Bylaws may be obtained, without charge, upon written request to David M. Dean, Managing Director, Law and Secretary, at 777 Main Street, Suite 2100, Fort Worth, Texas 76102.
          In addition, the form of proxy that the Board of Trust Managers will solicit in connection with our 2006 annual meeting of shareholders will confer discretionary authority to vote on any proposal, unless the Secretary of Crescent receives notice of that proposal no earlier than February 10, 2006, and no later than March 2, 2006, and the notice complies with the other requirements described in the preceding paragraph.
Item 6. Exhibits
          The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT REAL ESTATE EQUITIES COMPANY
(Registrant)

	By	/s/ John C. Goff

John C. Goff
Date: November 3, 2005		Vice-Chairman of the Board and Chief Executive Officer

	By	/s/ Jerry R. Crenshaw, Jr.

Jerry R. Crenshaw, Jr.
Managing Director and Chief Financial Officer
Date: November 3, 2005		(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3.01	Restated Declaration of Trust of Crescent Real Estate Equities Company, as amended (filed as Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K filed April 25, 2002 (the “April 2002 8-K”) and incorporated herein by reference)

3.02	Third Amended and Restated Bylaws of Crescent Real Estate Equities Company (filed as Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K filed March 24, 2005 and incorporated herein by reference)

4.01	Form of Common Share Certificate (filed as Exhibit No. 4.03 to the Registrant’s Registration Statement on Form S-3 (File No. 333-21905) and incorporated herein by reference)

4.02	Statement of Designation of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company dated February 13, 1998 (filed as Exhibit No. 4.07 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference)

4.03	Form of Certificate of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4 to the Registrant’s Registration Statement on Form 8-A/A filed on February 18, 1998 and incorporated by reference)

4.04	Statement of Designation of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company dated April 25, 2002 (filed as Exhibit No. 4.1 to the April 2002 8-K and incorporated herein by reference)

4.05	Statement of Designation of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company dated January 14, 2004 (filed as Exhibit No. 4.1 to the Registrant’s Current Report on Form 8-K filed January 15, 2004 (the “January 2004 8-K”) and incorporated herein by reference)

4.06	Form of Global Certificate of 6-3/4 Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4.2 to the January 2004 8-K and incorporated herein by reference)

4.07	Statement of Designation of 9.50% Series B Cumulative Redeemable Preferred Shares of Crescent Real Estate Equities Company dated May 13, 2002 (filed as Exhibit No. 2 to the Registrant’s Form 8-A dated May 14, 2002 (the “Form 8-A”) and incorporated herein by reference)

4.08	Form of Certificate of 9.50% Series B Cumulative Redeemable Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4 to the Form 8-A and incorporated herein by reference)

10.01	Third Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of January 2, 2003, as amended (filed herewith)

*4	Pursuant to Regulation S-K Item 601 (b) (4) (iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrant

31.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a – 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)