Form 10-Q
period 2006-03-31
CRESCENT REAL ESTATE EQUITIES CO
filed 2006-05-05
CIK 918958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR QUARTER ENDED March 31, 2006
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

YES ☐	NO ☑
Number of shares outstanding of each of the registrant’s classes of preferred and common shares, as of May 1, 2006:

Series A Convertible Cumulative Preferred Shares, par value $0.01 per share:	14,200,000
Series B Cumulative Redeemable Preferred Shares, par value $0.01 per share:	3,400,000
Common Shares, par value $0.01 per share:	101,733,371

CRESCENT REAL ESTATE EQUITIES COMPANY
FORM 10-Q

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS:
Investments in real estate:
Land	$186,770	$183,228
Land improvements, net of accumulated depreciation of $31,379 and $29,784 at March 31, 2006 and December 31, 2005, respectively	68,955	70,494
Buildings and improvements, net of accumulated depreciation of $476,016 and $456,628 at March 31, 2006 and December 31, 2005, respectively	1,828,315	1,760,920
Furniture, fixtures and equipment, net of accumulated depreciation of $35,848 and $34,129 at March 31, 2006 and December 31, 2005, respectively	39,617	37,236
Land held for investment or development	595,380	574,527
Properties held for disposition, net	4,138	28,918

Net investment in real estate	$2,723,175	$2,655,323

Cash and cash equivalents	$90,540	$86,228
Restricted cash and cash equivalents	60,498	84,699
Defeasance investments	116,999	274,134
Accounts receivable, net	53,478	56,356
Deferred rent receivable	72,843	70,074
Investments in unconsolidated companies	395,398	393,535
Notes receivable, net	188,235	219,016
Income tax asset-current	—	8,291
Other assets, net	295,154	294,206

Total assets	$3,996,320	$4,141,862

LIABILITIES:
Borrowings under Credit Facility	$214,000	$234,000
Notes payable	1,908,784	1,948,152
Junior subordinated notes	77,321	77,321
Accounts payable, accrued expenses and other liabilities	435,618	471,920
Current and deferred tax liability	2,791	1,093

Total liabilities	$2,638,514	$2,732,486

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
Operating partnership, 11,428,673 and 11,416,173 units, at March 31, 2006 and December 31, 2005, respectively	$110,210	$113,819
Consolidated real estate partnerships	52,431	53,562

Total minority interests	$162,641	$167,381

SHAREHOLDERS’ EQUITY:
Preferred shares, $0.01 par value, authorized 100,000,000 shares:
Series A Convertible Cumulative Preferred Shares, liquidation preference of $25.00 per share, 14,200,000 shares issued at March 31, 2006 and December 31, 2005	$319,166	$319,166
Series B Cumulative Preferred Shares, liquidation preference of $25.00 per share, 3,400,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	81,923	81,923
Common shares, $0.01 par value, authorized 250,000,000 shares, 126,845,500 and 126,562,980 shares issued at March 31, 2006 and December 31, 2005, respectively	1,268	1,266
Additional paid-in capital	2,275,809	2,271,888
Deferred compensation on restricted shares	—	(1,182)
Accumulated deficit	(1,023,523)	(972,319)
Accumulated other comprehensive income	654	1,385

	$1,655,297	$1,702,127
Less — shares held in treasury, at cost, 25,120,917 common shares at March 31, 2006 and December 31, 2005	(460,132)	(460,132)

Total shareholders’ equity	$1,195,165	$1,241,995

Total liabilities and shareholders’ equity	$3,996,320	$4,141,862

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)
(unaudited)

	For the three months
	ended March 31,
	2006	2005
REVENUE:
Office Property	$99,666	$88,917
Resort Residential Development Property	99,140	54,476
Resort/Hotel Property	39,798	39,834

Total Property revenue	$238,604	$183,227

EXPENSE:
Office Property real estate taxes	$9,566	$10,069
Office Property operating expenses	41,554	36,325
Resort Residential Development Property expense	91,697	48,837
Resort/Hotel Property expense	29,457	31,735

Total Property expense	$172,274	$126,966

Income from Property Operations	$66,330	$56,261

OTHER INCOME (EXPENSE):
Income from investment land sales	$—	$3,461
Gain on joint venture of properties, net	—	532
Interest and other income	15,888	5,304
Corporate general and administrative	(14,826)	(10,328)
Interest expense	(33,410)	(33,279)
Amortization of deferred financing costs	(1,770)	(1,929)
Extinguishment of debt	—	(1,427)
Depreciation and amortization	(36,445)	(34,055)
Other expenses	(1,932)	(668)
Equity in net income (loss) of unconsolidated companies:
Office Properties	2,176	3,331
Resort Residential Development Properties	473	121
Resort/Hotel Properties	(870)	1,406
Temperature-Controlled Logistics Properties	(322)	(1,132)
Other	115	6,190

Total other income (expense)	$(70,923)	$(62,473)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	$(4,593)	$(6,212)
Minority interests	498	519
Income tax (expense) benefit	(1,104)	1,216

LOSS BEFORE DISCONTINUED OPERATIONS	$(5,199)	$(4,477)
Income from discontinued operations, net of minority interests	22	1,687
Gain on sale of real estate from discontinued operations, net of minority interests	96	1,503

NET LOSS	$(5,081)	$(1,287)

Series A Preferred Share distributions	(5,990)	(5,990)
Series B Preferred Share distributions	(2,019)	(2,019)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(13,090)	$(9,296)

BASIC EARNINGS PER SHARE DATA:
Loss available to common shareholders before discontinued operations	$(0.13)	$(0.13)
Income from discontinued operations, net of minority interests	—	0.02
Gain on sale of real estate from discontinued operations, net of minority interests	—	0.02

Net loss available to common shareholders — basic	$(0.13)	$(0.09)

DILUTED EARNINGS PER SHARE DATA:
Loss available to common shareholders before discontinued operations	$(0.13)	$(0.13)
Income from discontinued operations, net of minority interests	—	0.02
Gain on sale of real estate from discontinued operations, net of minority interests	—	0.02

Net loss available to common shareholders — diluted	$(0.13)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

										Deferred		Accumulated
	Series A		Series B						Additional	Compensation		Other
	Preferred Shares		Preferred Shares		Treasury Shares		Common Shares		Paid-in	on Restricted	Accumulated	Comprehensive
	Shares	Net Value	Shares	Net Value	Shares	Net Value	Shares	Par Value	Capital	Shares	(Deficit)	Income	Total
SHAREHOLDERS’ EQUITY, December 31, 2005	14,200,000	$319,166	3,400,000	$81,923	25,120,917	$(460,132)	126,562,980	$1,266	$2,271,888	$(1,182)	$(972,319)	$1,385	$1,241,995

Exercise of Common Share Options	—	—	—	—	—	—	179,320	1	3,029	—	—	—	3,030

Accretion of Discount on Employee Stock Option Notes	—	—	—	—	—	—	—	—	(63)	—	—	—	(63)

Issuance of Shares in Exchange for Operating Partnership Units	—	—	—	—	—	—	103,200	1	1,803	—	—	—	1,804

Amortization of Stock Options	—	—	—	—	—	—	—	—	71	—	—	—	71

Reclassification of Deferred Compensation on Restricted Shares	—	—	—	—	—	—	—	—	(1,182)	1,182	—	—	—

Amortization of Restricted Shares	—	—	—	—	—	—	—	—	263	—	—	—	263

Dividends Paid	—	—	—	—	—	—	—	—	—	—	(38,114)	—	(38,114)

Net Loss Available to Common Shareholders	—	—	—	—	—	—	—	—	—	—	(13,090)	—	(13,090)

Change in Unrealized Net Gain on Marketable Securities	—	—	—	—	—	—	—	—	—	—	—	(404)	(404)

Change in Unrealized Net Gain on Cash Flow Hedges	—	—	—	—	—	—	—	—	—	—	—	(327)	(327)

SHAREHOLDERS’ EQUITY, March 31, 2006	14,200,000	$319,166	3,400,000	$81,923	25,120,917	$(460,132)	126,845,500	$1,268	$2,275,809	$—	$(1,023,523)	$654	$1,195,165

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited

	For the three months
	ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,081)	$(1,287)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,278	37,194
Extinguishment of debt	—	1,427
Resort Residential Development cost of sales	61,652	22,923
Resort Residential Development capital expenditures	(80,933)	(59,483)
Income from investment land sales, net	—	(3,461)
Gain on joint venture of properties, net	—	(532)
Gain on property sales, net	(113)	(1,503)
Minority interests	(476)	43
Non-cash compensation	6,344	1,313
Amortization of debt premiums	(597)	(616)
Equity in earnings from unconsolidated companies	(1,572)	(9,916)
Ownership portion of management fees from unconsolidated investments	1,900	1,763
Distributions received from unconsolidated companies	1,664	7,572
Change in assets and liabilities, net of consolidations, acquisitions and dispositions:
Restricted cash and cash equivalents	27,756	32,927
Accounts receivable	2,903	5,555
Deferred rent receivable	(2,767)	(4,389)
Income tax asset — current and deferred, net	8,291	(1,223)
Other assets	(10,126)	(2,598)
Accounts payable, accrued expenses and other liabilities	(30,677)	(46,011)

Net cash provided by (used in) operating activities	$16,446	$(20,302)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from property sales	$24,335	$40,429
Proceeds from joint venture partners	—	119,563
Acquisition of investment properties	(30,675)	(56,917)
Development of investment properties	(34,290)	(438)
Property improvements — Office Properties	(4,772)	(2,764)
Property improvements — Resort/Hotel Properties	(2,092)	(2,514)
Tenant improvement and leasing costs — Office Properties	(17,417)	(12,667)
Resort Residential Development Properties investments	(4,119)	(3,996)
Increase in restricted cash and cash equivalents	(556)	(3,561)
Purchases of defeasance investments and other securities	—	(115,710)
Proceeds from defeasance investment maturities and other securities	163,902	3,304
Return of investment in unconsolidated companies	5,507	12,293
Investment in unconsolidated companies	(7,301)	(2,477)
Decrease (increase) in notes receivable	30,781	(30,200)

Net cash provided by (used in) investing activities	$123,303	$(55,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(1,436)	$(3,362)
Borrowings under Credit Facility	65,000	353,300
Payments under Credit Facility	(85,000)	(293,800)
Notes payable proceeds	105,415	40,800
Notes payable payments	(168,116)	(40,601)
Resort Residential Development Properties notes payable borrowings	55,242	62,617
Resort Residential Development Properties notes payable payments	(54,918)	(11,480)
Capital distributions to joint venture partners	(7,288)	(3,150)
Capital contributions from joint venture partners	5,690	362
Proceeds from exercise of share and unit options	4,834	158
Series A Preferred Share distributions	(5,990)	(5,990)
Series B Preferred Share distributions	(2,019)	(2,019)
Dividends and unitholder distributions	(46,851)	(43,978)

Net cash (used in) provided by financing activities	$(135,437)	$52,857

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$4,312	$(23,100)

CASH AND CASH EQUIVALENTS, Beginning of period	86,228	92,291

CASH AND CASH EQUIVALENTS, End of period	$90,540	$69,191

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
     The following table shows our consolidated subsidiaries that owned or had an interest in real estate assets and the real estate assets that each subsidiary owned or had an interest in as of March 31, 2006.

Operating Partnership	Wholly-owned assets – The Avallon I, II, III and IV, Dupont Centre and Financial Plaza, included in our Office Segment.

Non wholly-owned assets, consolidated – 301 Congress Avenue (50% interest) is included in our Office Segment. Fairmont Sonoma Mission Inn (80.1% interest) is included in our Resort/Hotel Segment.

Non wholly-owned assets, unconsolidated – Bank One Center (50% interest), 2211 Michelson Office Development – Irvine (40% interest), Chase Tower (20% interest), Three Westlake Park (20% interest), Four Westlake Park (20% interest), Miami Center (40% interest), One BriarLake Plaza (30% interest), Five Post Oak Park (30% interest), Houston Center (23.85% interest in three office properties and the Houston Center Shops), The Crescent Atrium (23.85% interest), The Crescent Office Towers (23.85% interest), Trammell Crow Center(1) (23.85% interest), Post Oak Central (23.85% interest in three Office Properties), Fountain Place (23.85% interest), Fulbright Tower (23.85% interest) and One Buckhead Plaza (35% interest). These properties are included in our Office Segment. AmeriCold Realty Trust (31.7% interest in 84 properties), included in our Temperature-Controlled Logistics Segment. Canyon Ranch Tucson and Canyon Ranch Lenox (48% interest), included in our Resort/Hotel Segment.

Crescent Real Estate Funding One, L.P. (Funding One)	Wholly-owned assets – Carter Burgess Plaza, 125 E. John Carpenter Freeway, The Aberdeen, Regency Plaza One and The Citadel. These properties are included in our Office Segment.

Hughes Center Entities(2)	Wholly-owned assets – Hughes Center Properties (eight office properties each in a separate limited liability company), 3883 Hughes Parkway (Office Development). These properties are included in our Office Segment.

Crescent Real Estate Funding III, IV and V, L.P. (Funding III, IV and V)(3)	Non wholly-owned assets, consolidated – Greenway Plaza Office Properties (ten Office Properties, 99.9% interest). These properties are included in our Office Segment. Renaissance Houston Hotel, included in our Resort/Hotel Segment.

Crescent Real Estate Funding VIII, L.P. (Funding VIII)	Wholly-owned assets – The Addison, Austin Centre, The Avallon V, Exchange Building, 816 Congress, Greenway I & IA (two office properties), Greenway II, Johns Manville Plaza, One Live Oak, Palisades Central I, Palisades Central II, Stemmons Place, 3333 Lee Parkway, 44 Cook and 55 Madison. These properties are included in our Office Segment. The Omni Austin Hotel and Ventana Inn & Spa, included in our Resort/Hotel Segment.

Crescent Real Estate Funding XII, L.P. (Funding XII)	Wholly-owned assets – Briargate Office and Research Center, MacArthur Center I & II and Stanford Corporate Center. These properties are included in our Office Segment. The Park Hyatt Beaver Creek Resort & Spa, included in our Resort/Hotel Segment.

Crescent 707 17th Street, LLC	Wholly-owned assets – 707 17th Street, included in our Office Segment, and the Denver Marriott City Center, included in our Resort/Hotel Segment.

Crescent Peakview Tower, LLC	Wholly-owned asset – Peakview Tower, included in our Office Segment.

Crescent Alhambra, LLC	Wholly-owned asset – Alhambra Plaza (two Office Properties), included in our Office Segment.

Crescent Datran Center, LLC	Wholly-owned asset – Datran Center (two Office Properties), included in our Office Segment.

Crescent Spectrum Center, L.P. (through Funding VIII)	Non wholly-owned asset, consolidated – Spectrum Center (99.9% interest), included in our Office Segment.

Crescent-JMIR Paseo Del Mar, LLC	Non wholly-owned asset, consolidated – Paseo Del Mar Office Development (80% interest), included in our Office Segment.

C-C Parkway Austin, L.P.	Non wholly-owned asset, consolidated – Parkway at Oakhill Office Development (90% interest), included in our Office Segment.

Crescent Colonnade, LLC	Wholly-owned asset – The BAC-Colonnade Building, included in our Office Segment.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mira Vista Development Corp. (MVDC)	Non wholly-owned asset, consolidated – Mira Vista (98% interest), included in our Resort Residential Development Segment.

Jefferson Station, L.P.	Non wholly-owned asset, consolidated – JPI (50% interest), included in our Resort Residential Development Segment.

Crescent Plaza Residential, L.P.	Wholly-owned asset – the Residences at the Ritz-Carlton Development, included in our Resort Residential Development Segment.

Crescent Plaza Hotel Owner, L.P.	Wholly-owned asset – the Ritz-Carlton Hotel Development, included in our Resort/Hotel Segment.

Houston Area Development Corp. (HADC)	Non wholly-owned assets, consolidated – Falcon Point (98% interest) and Spring Lakes (98% interest). These properties are included in our Resort Residential Development Segment.

Desert Mountain Development Corporation (DMDC)	Non wholly-owned assets, consolidated – Desert Mountain (93% interest), included in our Resort Residential Development Segment.

Crescent Resort Development Inc. (CRDI)	Non wholly-owned assets, consolidated – Brownstones (64% interest), Creekside Townhomes at Riverfront Park (64% interest), Delgany (64% interest), One Riverfront (64% interest), Beaver Creek Landing (64% interest), Eagle Ranch (76% interest), Gray’s Crossing (71% interest), Hummingbird (64% interest), Main Street Vacation Club (30% interest), Northstar Highlands (57% interest), Northstar Village (57% interest), Old Greenwood (71% interest), Riverbend (68% interest), Village Walk (58% interest), Tahoe Mountain Club (71% interest). These properties are included in our Resort Residential Development Segment.

Non wholly-owned assets, unconsolidated – Blue River Land Company, L.L.C. – Three Peaks (33.2% interest) and EW Deer Valley, L.L.C. (35.7% interest), included in our Resort Residential Development Segment.

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
     See Note 8, “Investments in Unconsolidated Companies,” for a table that lists our ownership in significant unconsolidated joint ventures and investments as of March 31, 2006.
     See Note 9, “Notes Payable and Borrowings Under Credit Facility,” for a list of certain other subsidiaries, all of which are consolidated in our financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.
Segments
     Our assets and operations consisted of four investment segments at March 31, 2006, as follows:
•	Office Segment;

•	Resort Residential Development Segment;

•	Resort/Hotel Segment; and

•	Temperature-Controlled Logistics Segment.
     Within these segments, we owned in whole or in part the following operating real estate assets, which we refer to as the Properties, as of March 31, 2006:
•	Office Segment consisted of 75 office properties, which we refer to as the Office Properties, located in 27 metropolitan submarkets in eight states, with an aggregate of approximately 30.5 million net rentable square feet. Fifty-four of the Office Properties are wholly-owned and 21 are owned through joint ventures, one of which is consolidated and 20 of which are unconsolidated.

•	Resort Residential Development Segment consisted of our ownership of common stock representing interests of 98% to 100% in four Resort Residential Development Corporations and two limited partnerships. These Resort Residential Development Corporations, through partnership arrangements, owned in whole or in part 26 upscale resort residential development properties, which we refer to as the Resort Residential Development Properties.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•	Resort/Hotel Segment consisted of five luxury and destination fitness resorts and spas with a total of 1,034 rooms/guest nights and three upscale business-class hotel properties with a total of 1,376 rooms, which we refer to as the Resort/Hotel Properties. Five of the Resort/Hotel Properties are wholly-owned, one is owned through a joint venture that is consolidated and two are owned through joint ventures that are unconsolidated.

•	Temperature-Controlled Logistics Segment consisted of our 31.7% interest in AmeriCold Realty Trust, or AmeriCold, a REIT. As of March 31, 2006, AmeriCold operated 100 facilities, of which 83 were wholly-owned, one was partially-owned and sixteen were managed for outside owners. The 84 owned facilities, which we refer to as the Temperature-Controlled Logistics Properties, had an aggregate of approximately 436.5 million cubic feet (17.4 million square feet) of warehouse space. AmeriCold also owned one quarry and the related land.
     See Note 3, “Segment Reporting,” for a table showing selected financial information for each of these investment segments for the three months ended March 31, 2006 and 2005, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of these investment segments at March 31, 2006 and December 31, 2005.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
     The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     You should read these consolidated financial statements in conjunction with the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2005.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Adoption of New Accounting Standards
     SFAS No. 123R. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We were required to apply SFAS No. 123R beginning January 1, 2006. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis. We adopted SFAS No. 123R using the modified prospective application method which requires, among other things, that we recognize compensation cost for all awards outstanding at January 1, 2006, for which the requisite service has not yet been rendered. Additionally, our prior interim periods and fiscal years do not reflect any restated amounts due to the adoption of SFAS No. 123R. We estimate an additional $1.4 million and $0.2 million of expense will be recorded in 2006 and 2007, respectively, for stock and unit options due to the adoption of SFAS No. 123R.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     EITF 04-5. At its June 2005 meeting, the Emerging Issues Task Force, or EITF, reached a consensus regarding Issue No. 04-5 (EITF 04-5), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-5 was effective immediately for all newly-formed limited partnerships and for existing limited partnership agreements that are modified. The guidance is effective for existing limited-partnership agreements that are not modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The guidance provides a framework for addressing the question of when a general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46(R), Consolidation of Variable Interest Entities, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights. The FASB has amended Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF 96-16, to conform and align with the guidelines set forth in EITF 04-5. There was no impact to our financial condition or results of operations from the adoption of EITF 04-5.
Significant Accounting Policies
     Earnings Per Share. SFAS No. 128, Earnings Per Share, specifies the computation, presentation and disclosure requirements for earnings per share, or EPS.
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
     The following tables present the reconciliation for the three months ended March 31, 2006 and 2005, of basic and diluted earnings per share from “Loss before discontinued operations” to “Net loss available to common shareholders.” The tables also include weighted average shares on a basic and diluted basis.

	For the three months ended March 31,
	2006			2005
		Wtd.	Per		Wtd.	Per
	(Loss)	Avg.	Share	(Loss)	Avg.	Share
(in thousands, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount

Basic/Diluted EPS -

Loss before discontinued operations	$(5,199)	101,476		$(4,477)	99,510
Series A Preferred Share distributions	(5,990)			(5,990)
Series B Preferred Share distributions	(2,019)			(2,019)

Loss available to common shareholders before discontinued operations	$(13,208)	101,476	$(0.13)	$(12,486)	99,510	$(0.13)

Income from discontinued operations, net of minority interests	22		—	1,687		0.02
Gain on sale of real estate from discontinued operations, net of minority interests	96		—	1,503		0.02

Net loss available to common shareholders	$(13,090)	101,476	$(0.13)	$(9,296)	99,510	$(0.09)

     The effect of the conversion of the Series A Convertible Cumulative Preferred Shares, stock options, restricted stock and the exchange of Operating Partnership units are not included in the computation of diluted EPS for the three months ended March 31, 2006 and 2005, since the effect of the conversions are not dilutive.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Disclosure to Statements of Cash Flows

	For the three months ended
Supplemental disclosures of cash flow information:	March 31,
(in thousands)	2006	2005
Cash paid for interest	$(35,074)	$(34,575)

Cash received for income taxes	$8,885	$—

Interest capitalized – Office	$911	$—
Interest capitalized – Resort Residential Development	3,950	4,380
Interest capitalized – Resort/Hotel	423	119

Total interest capitalized	$5,284	$4,499

Supplemental disclosures of non cash activities:

Assumption of debt in conjunction with acquisition of Office Property	$23,605	$—
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

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Selected financial information related to each segment for the three months ended March 31, 2006 and 2005, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of the segments at March 31, 2006 and 2005, are presented in the following tables:

Selected Financial Information:	For the three months ended March 31, 2006
		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort/Hotel	Logistics	Corporate and
(in thousands)	Segment(1)	Segment	Segment	Segment	Other(2)	Total
Total Property revenue	$99,666	$99,140	$39,798	$—	$—	$238,604
Total Property expense	51,120	91,697	29,457	—	—	172,274

Income from Property Operations	$48,546	$7,443	$10,341	$—	$—	$66,330

Total other income (expense)	(24,285)	(4,097)	(5,350)	(322)	(36,869)	(70,923)
Minority interests and income taxes	(357)	(1,646)	367	—	1,030	(606)
Discontinued operations – income and gain on sale of real estate, net of minority interests	58	—	—	—	60	118

Net income (loss)	$23,962	$1,700	$5,358	$(322)	$(35,779)	$(5,081)

Depreciation and amortization of real estate assets	$25,462	$2,426	$4,151	$—	$—	$32,039
Gain on property sales, net	(113)	—	—	—	—	(113)
Adjustments for investment in unconsolidated companies	5,384	(3,092)	1,121	3,510	—	6,923
Unitholder minority interest	—	—	—	—	(942)	(942)
Series A Preferred share distributions	—	—	—	—	(5,990)	(5,990)
Series B Preferred share distributions	—	—	—	—	(2,019)	(2,019)

Adjustments to reconcile net income (loss) to funds from operations available to common shareholders — diluted	$30,733	$(666)	$5,272	$3,510	$(8,951)	$29,898

Funds from operations available to common shareholders–diluted	$54,695	$1,034	$10,630	$3,188	$(44,730)	$24,817 (3)

See footnotes to the following table .

Selected Financial Information:	For the three months ended March 31, 2006
		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort/Hotel	Logistics	Corporate and
(in thousands)	Segment(1)	Segment	Segment	Segment	Other(2)	Total
Total Property revenue	$88,917	$54,476	$39,834	$—	$—	$183,227
Total Property expense	46,394	48,837	31,735	—	—	126,966

Income from Property Operations	$42,523	$5,639	$8,099	$—	$—	$56,261

Total other income (expense)	(20,731)	(3,700)	(2,611)	(1,131)	(34,300)	(62,473)
Minority interests and income taxes	(733)	2,128	1,501	—	(1,161)	1,735
Discontinued operations – income and gain on sale of real estate, net of minority interests	3,670	—	—	—	(480)	3,190

Net income (loss)	$24,729	$4,067	$6,989	$(1,131)	$(35,941)	$(1,287)

Depreciation and amortization of real estate assets	$24,874	$2,236	$3,645	$—	$—	$30,755
Gain on property sales, net	(2,300)	—	—	—	(289)	(2,589)
Adjustments for investment in unconsolidated companies	5,123	(1,396)	811	4,645	—	9,183
Unitholder minority interest	—	—	—	—	(226)	(226)
Series A Preferred share distributions	—	—	—	—	(5,990)	(5,990)
Series B Preferred share distributions	—	—	—	—	(2,019)	(2,019)

Adjustments to reconcile net income (loss) to funds from operations available to common shareholders — diluted	27,697	840	4,456	4,645	(8,524)	29,114

Funds from operations available to common shareholders – diluted	$52,426	$4,907	$11,445	$3,514	$(44,465)	$27,827 (3)

See footnotes to the following table.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Resort		Temperature-
		Residential		Controlled	Corporate
	Office	Development	Resort/Hotel	Logistics	and
(in millions)	Segment	Segment	Segment	Segment	Other	Total
Total Assets by Segment: (4)
Balance at March 31, 2006(5)	$2,062	$979	$344	$163	$448(6)	$3,996
Balance at December 31, 2005(5)	2,024	969	338	162	649(6)	4,142
Consolidated Property Level Financing:
Balance at March 31, 2006	(895)	(143)	(110)	—	(1,052)(7)	(2,200)
Balance at December 31, 2005	(851)	(143)	(59)	—	(1,206)(7)	(2,259)
Consolidated Other Liabilities:
Balance at March 31, 2006	(94)	(281)	(25)	—	(38)	(438)
Balance at December 31, 2005	(117)	(287)	(28)	—	(41)	(473)
Minority Interests:
Balance at March 31, 2006	(16)	(30)	(6)	—	(111)	(163)
Balance at December 31, 2005	(15)	(32)	(6)	—	(114)	(167)

(1)	The property revenue includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $9.1 million and $(0.1) million for the three months ended March 31, 2006 and 2005, respectively.

(2)	For purposes of this Note, Corporate and Other includes the total of: income from investment land sales, net, interest and other income, corporate general and administrative expense, interest expense, extinguishment of debt, other expenses and equity in net income of unconsolidated companies-other.

(3)	Debt extinguishment charges related to the sale of real estate assets were $0.0 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively. Funds from operations available to common shareholders – diluted, as adjusted to exclude debt extinguishment charges related to the sale of real estate assets, was $24.8 million and $28.9 million for the three months ended March 31, 2006 and 2005, respectively. We provide this additional information because management utilizes it, in addition to FFO available to common shareholders – diluted, in making operating decisions and assessing performance, and because we believe that it also is useful to investors in assessing our operating performance.

(4)	Total assets by segment are inclusive of investments in unconsolidated companies.

(5)	Non-income producing land held for investment or development of $88.0 million and $84.4 million at March 31, 2006 and December 31, 2005, respectively, by segment is as follows: Office $27.9 million and $24.3 million, Resort Residential Development $9.6 million and $9.6 million, Resort/Hotel $7.3 million and $7.3 million and Corporate $43.2 million and $43.2 million, respectively.

(6)	Includes mezzanine investments and defeasance investments.

(7)	Inclusive of Corporate bonds, credit facility, Junior Subordinated Notes, the repurchase facility, the Funding I defeased debt, the Funding II defeased debt and Nomura Funding VI defeased debt.
4. ACQUISITIONS
     During the three months ended March 31, 2006, we completed the following acquisition:

(in millions)			Purchase
Date	Property	Location	Price
January 23, 2006	Financial Plaza – Class A Office Property	Phoenix, Arizona	$55.0(1)

(1)	The acquisition was funded by the assumption of a $23.6 million loan from Allstate, a new $15.9 million loan from Allstate and a draw on our credit facility. This property is wholly-owned. We allocate the purchase price to tangible and identified intangible assets acquired based on their fair values in accordance with SFAS No. 141, Business Combinations; this allocation is preliminary.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. DISCONTINUED OPERATIONS
     In accordance with SFAS No. 144, the results of operations of the assets sold or held for sale have been presented as “Income from discontinued operations, net of minority interests,” and gain or loss on the assets sold or held for sale have been presented as “Gain on sale of real estate from discontinued operations, net of minority interests” in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005. Minority interests for wholly-owned properties represent unitholders’ share of related income, gains and losses. The carrying value of the assets held for sale has been reflected as “Properties held for disposition, net” in the accompanying Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005.
Assets Sold
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
Summary of Assets Held for Sale
     The following table indicates the major classes of assets of the Properties held for sale.

(in thousands)	March 31, 2006 (1)	December 31, 2005(2)
Land	$—	$3,650
Buildings and improvements	4,123	31,155
Accumulated depreciation	(44)	(7,465)
Other assets, net	59	1,578

Net investment in real estate	$4,138	$28,918

(1)	Includes other assets.

(2)	Includes one Office Property and other assets.
     The following tables present income and gain on sale for the three months ended March 31, 2006 and 2005, for properties included in discontinued operations.

	For the three months ended
	March 31,
(in thousands)	2006	2005
Total revenues	$553	$6,100
Operating and other expenses	(464)	(2,881)
Depreciation and amortization	(63)	(1,235)
Unitholder minority interests	(4)	(297)

Income from discontinued operations, net of minority interests	$22	$1,687

	For the three months ended
	March 31,
(in thousands)	2006	2005
Realized gain on sale of properties	$113	$1,768
Unitholder minority interests	(17)	(265)

Gain on sale of real estate from discontinued operations, net of minority interests	$96	$1,503

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. JOINT VENTURES
Office
Parkway at Oakhill
     On March 31, 2006, we entered into a joint venture arrangement, C-C Parkway Austin, L.P. (Parkway), with Champion Partners. The joint venture has committed to co-develop a 144,000 square-foot, two-building office complex in Austin, Texas. The venture is structured such that we own a 90% interest and Champion Partners owns the remaining 10% interest. In connection with the joint venture, Parkway entered into a maximum $18.3 million construction loan with JPMorgan Chase Bank. Our equity commitment to the joint venture was $8.2 million, of which $3.7 million was funded on March 31, 2006. The development, which is currently underway, is scheduled for delivery in 2007. Upon completion, we will manage the property on behalf of the joint venture. We consolidate Parkway in accordance with FIN 46, as it was determined to be a VIE of which we are the primary beneficiary. The amount that would be paid to Champion Partners if the partnership terminated would be approximately $0.8 million at March 31, 2006.
7. MEZZANINE INVESTMENTS
     The following table presents our mezzanine loans entered into during the three months ended March 31, 2006. These loans are reflected in the “Notes receivable, net” line item in the Consolidated Financial Statements. Mezzanine loans are loans that are subordinate to a conventional first mortgage loan and senior to the borrower’s equity in a transaction. These loans may be in the form of a junior participating interest in the senior debt or in the form of loans to the direct or indirect parent of the property owner secured by pledges of ownership interests in entities that directly or indirectly control the real property.

				Interest
	Outstanding			Rate at
(in millions)	Loan	Underlying	Maturity	March 31,	Fixed/
Date	Amount	Real Estate Asset	Date	2006	Variable
January 20, 2006	$15.0 (1)	Six Hotel Properties in Florida	2009	12.75%	Variable

(1)	The loan bears interest at LIBOR plus 800 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options.
     In February 2006, we received approximately $56.4 million proceeds for the repayment of two of our mezzanine investments, which included $6.2 million of prepayment fees.
     As of March 31, 2006, we had approximately $137.4 million of mezzanine investments outstanding which mature in 2006 through 2010 and had a weighted average interest rate of 12.44%.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. INVESTMENTS IN UNCONSOLIDATED COMPANIES
     The following is a summary of our ownership in significant unconsolidated joint ventures and investments as of March 31, 2006.

		Our Ownership
		as of
Entity	Classification	March 31, 2006
Main Street Partners, L.P.	Office (Bank One Center-Dallas)	50.0	%(1)
Crescent Irvine, LLC	Office (2211 Michelson Office Development – Irvine)	40.0	%(2)
Crescent Miami Center, LLC	Office (Miami Center – Miami)	40.0	%(3) (4)
Crescent One Buckhead Plaza, L.P.	Office (One Buckhead Plaza – Atlanta)	35.0	%(5) (4)
Crescent POC Investors, L.P.	Office (Post Oak Central – Houston)	23.9	%(6) (4)
Crescent HC Investors, L.P.	Office (Houston Center – Houston)	23.9	%(6) (4)
Crescent TC Investors, L.P.	Office (The Crescent – Dallas)	23.9	%(6) (4)
Crescent Ross Avenue Mortgage Investors, L.P.	Office (Trammell Crow Center, Mortgage – Dallas)	23.9	%(7) (4)
Crescent Ross Avenue Realty Investors, L.P.	Office (Trammell Crow Center, Ground Lessor – Dallas)	23.9	%(7) (4)
Crescent Fountain Place, L.P.	Office (Fountain Place – Dallas)	23.9	%(7) (4)
Crescent Five Post Oak Park L.P.	Office (Five Post Oak Park – Houston)	30.0	%(8) (4)
Crescent One BriarLake Plaza, L.P.	Office (One BriarLake Plaza – Houston)	30.0	%(9) (4)
Crescent 1301 McKinney, L.P.	Office (Fulbright Tower – Houston)	23.9	%(10) (4)
Austin PT BK One Tower Office Limited Partnership	Office (Chase Tower – Austin)	20.0	%(11) (4)
Houston PT Three Westlake Office Limited Partnership	Office (Three Westlake Park – Houston)	20.0	%(11) (4)
Houston PT Four Westlake Office Limited Partnership	Office (Four Westlake Park – Houston)	20.0	%(11) (4)
AmeriCold Realty Trust	Temperature-Controlled Logistics	31.7	%(12)
CR Operating, LLC	Resort/Hotel	48.0	%(13)
CR Spa, LLC	Resort/Hotel	48.0	%(13)
Blue River Land Company, L.L.C.	Other	33.2	%(14)
EW Deer Valley, L.L.C.	Other	35.7	%(15)
SunTx Fulcrum Fund, L.P. (SunTx)	Other	28.7	%(16)
Redtail Capital Partners, L.P. (Redtail)	Other	25.0	%(17) (4)
Fresh Choice, LLC	Other	40.0	%(18)
G2 Opportunity Fund, L.P. (G2)	Other	12.5	%(19)

(1)	The remaining 50% interest is owned by Trizec Properties, Inc.

(2)	The remaining 60% interest is owned by an affiliate of Hines. Crescent Irvine, LLC acquired a parcel of land to develop a 265,000 square-foot Class A Office Property.

(3)	The remaining 60% interest is owned by an affiliate of a fund managed by JPM.

(4)	We have negotiated performance based incentives, which we refer to as promoted interests, which allow for additional equity to be earned if return targets are exceeded.

(5)	The remaining 65% interest is owned by Metzler US Real Estate Fund, L.P.

(6)	Each limited partnership is owned by Crescent Big Tex I, L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(7)	Each limited partnership is owned by Crescent Big Tex II, L.P., which is owned 76.1% by a fund advised by JPM.

(8)	The remaining 70% interest is owned by an affiliate of GE.

(9)	The remaining 70% interest is owned by affiliates of JPM.

(10)	The partnership is owned by Crescent Big Tex III L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(11)	The remaining 80% interest is owned by an affiliate of GE.

(12)	Of the remaining 68.3% interest, 47.6% is owned by Vornado Realty, L.P. and 20.7% is owned by The Yucaipa Companies.

(13)	The remaining 52% interest is owned by the founders of Canyon Ranch. CR Spa, LLC operates three resort spas which offer guest programs and services and sells Canyon Ranch branded skin care products exclusively at the destination health resorts and the resort spas. CR Operating, LLC operates and manages the two Canyon Ranch destination health resorts, Tucson and Lenox, and collaborates with select real estate developers in developing residential lifestyle communities.

(14)	The remaining 66.8% interest is owned by parties unrelated to us. Blue River Land Company, L.L.C. was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(15)	The remaining 64.3% interest is owned by parties unrelated to us. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, L.L.C. was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(16)	Of the remaining 71.3%, approximately 39.6% is owned by SunTx Capital Partners, L.P. and the remaining 31.7% is owned by a group of individuals unrelated to us. Of our limited partnership interest in SunTx, 6.5% is through an unconsolidated investment in SunTx Capital Partners, L.P., the general partner of SunTx. SunTx Fulcrum Fund, L.P.’s objective is to invest in a portfolio of entities that offer the potential for substantial capital appreciation.

(17)	The remaining 75% interest is owned by Capstead Mortgage Corporation. Redtail was formed to invest up to $100.0 million in equity in select mezzanine loans on commercial real estate over a two-year period.

(18)	The remaining 60% interest is owned by Cedarlane Natural Foods, Inc. Fresh Choice is a restaurant owner, operator and developer.

(19)	G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest is owned by Goff-Moore Strategic Partners, L.P., or GMSPLP, and by parties unrelated to us. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation, or GMACCM. The ownership structure of GMSPLP consists of an approximately 92% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of our Board of Trust Managers, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater. Approximately 6% general partner interest is owned by John C. Goff, Vice-Chairman of our Board of Trust Managers and our Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary Financial Information
     We report our share of income and losses based on our ownership interest in our respective equity investments, adjusted for any preference payments. The unconsolidated entities that are included under the headings on the following tables are summarized below.
     Balance Sheets as of March 31, 2006:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Crescent Irvine, LLC, Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC; and

•	Other – This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., SunTx, SunTx Capital Partners, L.P., Redtail, Fresh Choice, LLC and G2.
     Balance Sheets as of December 31, 2005:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Crescent Irvine, LLC, Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC; and

•	Other – This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., SunTx, SunTx Capital Partners, L.P., Redtail, Fresh Choice, LLC and G2.
     Summary Statements of Operations for the three months ended March 31, 2006:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Crescent Irvine, LLC, Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC; and

•	Other – This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., SunTx, SunTx Capital Partners, L.P., Redtail, Fresh Choice, LLC and G2.
     Summary Statements of Operations for the three months ended March 31, 2005:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P. and Crescent Big Tex III, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC; and

•	Other – This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., SunTx, SunTx Capital Partners, L.P. and G2.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets:

	As of March 31, 2006
		Temperature-
		Controlled
(in thousands)	Office	Logistics	Resort/Hotel	Other	Total
Real estate, net	$1,996,659	$1,108,447	$109,746
Cash	49,081	22,296	51,128
Restricted cash	28,042	59,073	—
Other assets	144,364	160,739	12,632

Total assets	$2,218,146	$1,350,555	$173,506

Notes payable	$1,250,025	$749,059	$95,000
Other liabilities	77,843	100,379	29,871
Preferred membership units	—	—	105,364
Equity	890,278	501,117	(56,729)

Total liabilities and equity	$2,218,146	$1,350,555	$173,506

Our share of unconsolidated debt	$350,902	$237,601	$45,600	$13,234	$647,337

Our investments in unconsolidated companies	$176,866	$163,375	$5,409	$49,748	$395,398

Balance Sheets:

	As of December 31, 2005
		Temperature-
		Controlled
(in thousands)	Office	Logistics	Resort/Hotel	Other	Total
Real estate, net	$1,995,719	$1,122,155	$106,898
Cash	71,361	25,418	52,688
Restricted cash	36,120	61,367	—
Other assets	148,136	163,925	11,643

Total assets	$2,251,336	$1,372,865	$171,229

Notes payable	$1,244,499	$765,640	$95,000
Other liabilities	104,892	109,161	27,781
Preferred membership units	—	—	104,192
Equity	901,945	498,064	(55,744)

Total liabilities and equity	$2,251,336	$1,372,865	$171,229

Our share of unconsolidated debt	$348,663	$242,708	$45,600	$9,942	$646,913

Our investments in unconsolidated companies	$178,440	$162,439	$6,200	$46,456	$393,535

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary Statements of Operations:

	For the three months ended March 31, 2006
		Temperature-
		Controlled
(in thousands)	Office	Logistics(1)	Resort/Hotel	Other	Total
Total revenues	$82,788	$195,850	$38,188
Operating expense	42,427	163,338	32,703

Net Operating Income	$40,361	$32,512	$5,485

Interest expense	$17,088	$14,311	$1,434
Depreciation and amortization	20,442	17,069	2,896
Preferred dividends	—	—	3,065
Taxes and other (income) expense	(678)	175	582

Total expenses	$36,852	$31,555	$7,977

Gain on sale of assets	—	2,107	—

Net income (loss)	$3,509	$3,064	$(2,492)

Our equity in net income (loss) of unconsolidated companies	$2,176	$(322)	$(870)	$588	$1,572

(1)	In connection with the dissolution of Vornado Crescent Portland Partnership, we agreed to pay Vornado Realty, L.P. an annual management fee of $4.5 million, payable only out of dividends or sale proceeds on the shares of AmeriCold that we own. Our share of equity in net income (loss) for Temperature-Controlled Logistics includes management fees payable to Vornado Realty, L.P. totaling $1.1 million for the three months ended March 31, 2006.
Summary Statements of Operations:

	For the three months ended March 31, 2005
		Temperature-
		Controlled
(in thousands)	Office	Logistics(1)	Resort/Hotel	Other	Total
Total revenues	$83,079	$181,225	$33,082
Operating expense	37,706	147,807	24,603

Net Operating Income	$45,373	$33,418	$8,479

Interest expense	$15,943	$13,101	$1,144
Depreciation and amortization	19,441	18,371	2,217
Preferred dividends	—	—	2,853
Taxes and other (income) expense	—	668	465

Total expenses	$35,384	$32,140	$6,679

Net income (loss)	$9,989	$1,278	$1,800

Our equity in net income (loss) of unconsolidated companies	$3,331	$(1,132)	$1,406	$6,311	$9,916

(1)	In connection with the dissolution of Vornado Crescent Portland Partnership, we agreed to pay Vornado Realty, L.P. an annual management fee of $4.5 million, payable only out of dividends or sale proceeds on the shares of AmeriCold that we own. Our share of equity in net income (loss) for Temperature-Controlled Logistics includes management fees payable to Vornado Realty, L.P. totaling $1.2 million for the three months ended March 31, 2005.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unconsolidated Debt Analysis
     The following table shows, as of March 31, 2006, information about our share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities’ anticipated pay-off dates.

		Balance	Our Share of
	Our	Outstanding at	Balance at	Interest Rate at
Description	Ownership	March 31, 2006	March 31, 2006	March 31, 2006	Maturity Date	Fixed/Variable (1)
		(in thousands)	(in thousands)
Temperature-Controlled Logistics Segment:
AmeriCold Realty Trust	31.72%
Goldman Sachs (2)		$464,374	$147,299	6.89%	5/11/2023	Fixed
Morgan Stanley (3)		243,957	77,383	7.70%	4/9/2009	Variable
Other		40,728	12,919	3.48% to 13.63%	6/1/2006 to 4/1/2017	Fixed

		$749,059	$237,601

Office Segment:
Crescent HC Investors, L.P.	23.85%	269,705	64,325	5.03%	11/7/2011	Fixed
Crescent TC Investors, L.P.	23.85%	214,770	51,223	5.00%	11/1/2011	Fixed
Main Street Partners, L.P. (4) (5)	50.00%	106,305	53,153	7.41%	12/1/2006	Variable
Crescent Fountain Place, L.P.	23.85%	105,932	25,265	4.95%	12/1/2011	Fixed
Crescent POC Investors, L.P.	23.85%	97,504	23,255	4.98%	12/1/2011	Fixed
Crescent One Buckhead Plaza, L.P.	35.00%	85,000	29,750	5.47%	4/8/2015	Fixed
Crescent Miami Center, LLC	40.00%	81,000	32,400	5.04%	9/25/2007	Fixed
Crescent 1301 McKinney, L.P. (6)(7)	23.85%	73,350	17,494	5.98%	1/9/2008	Variable
Crescent One BriarLake Plaza, L.P.	30.00%	50,000	15,000	5.40%	11/1/2010	Fixed
Houston PT Four Westlake Office Limited Partnership	20.00%	46,483	9,297	7.13%	8/1/2006	Fixed
Crescent Five Post Oak Park, L.P.	30.00%	44,197	13,259	4.82%	1/1/2008	Fixed
Austin PT BK One Tower Office Limited Partnership	20.00%	36,153	7,231	7.13%	8/1/2006	Fixed
Houston PT Three Westlake Office Limited Partnership	20.00%	33,000	6,600	5.61%	9/1/2007	Fixed
Crescent Irvine, LLC(8)	40.00%	6,626	2,650	7.35%	3/7/2009	Variable

		$1,250,025	$350,902

Resort/Hotel Segment:
CR Resort, LLC	48.00%	$95,000	$45,600	5.94%	2/1/2015	Fixed

Other Segment:
Redtail Capital Partners One, LLC(9)	25.00%	$37,868	$9,467	6.55%	8/9/2008	Variable
Fresh Choice, LLC	40.00%
GE Capital Franchise Finance Corporation(10)		4,869	1,948	9.38%	1/1/2011	Variable
Various Loans and Capital Leases		4,545	1,819	0.00% to 12.00%	10/1/2006 to 12/31/2029	Fixed

		$47,282	$13,234

Total Unconsolidated Debt		$2,141,366	$647,337

Fixed Rate/Weighted Average				5.95%	9.1 years
Variable Rate/Weighted Average				7.35%	2.1 years

Total Weighted Average				6.30%	7.4 years

(1)	All unconsolidated debt is secured.

(2)	AmeriCold Realty Trust expects to repay the notes on the Optional Prepayment Date of April 11, 2008.

(3)	The loan bears interest at LIBOR plus 295 basis points (with a LIBOR floor of 1.5% with respect to $54.4 million of the loan) and requires principal payments of $5.0 million annually. In connection with this loan, a subsidiary of AmeriCold Realty Trust entered into an interest-rate cap agreement with a maximum LIBOR of 6.50% on the entire amount of the loan.

(4)	Senior Note — Note A: $78.6 million at variable interest rate, LIBOR plus 189 basis points, $4.6 million at variable interest rate, LIBOR plus 250 basis points with a LIBOR floor of 2.50%. Note B: $23.1 million at variable interest rate, LIBOR plus 650 basis points with a LIBOR floor of 2.50%. In connection with this loan, we entered into an interest-rate cap agreement with a maximum LIBOR of 4.52% on all notes. All notes are amortized based on a 25-year schedule.

(5)	We and our JV partner each obtained a separate letter of credit to guarantee the repayment of up to $4.3 million each of principal of the Main Street Partners, L.P. loan.

(6)	This loan has two one-year extension options.

(7)	In January 2006, Crescent 1301 McKinney, L.P. purchased a one-year 7.0% interest rate cap on 1 month LIBOR with a notional amount of $73.4 million. We will be required to purchase a new cap in January 2007 that limits the interest rate to 1:1 debt service coverage. The loan bears interest at LIBOR plus 123 basis points.

(8)	This loan has one two-year extension option. The loan bears interest at LIBOR plus 275 basis points.

(9)	This loan has one one-year extension option. Redtail Capital Partners One, LLC is owned 100% by Redtail Capital Partners, L.P. The loans supporting this facility are subject to daily valuations by Morgan Stanley and we are subject to a margin call if the overall leverage exceeds certain thresholds. The loan bears interest as follows: $25.4 million at LIBOR plus 185 basis points and $12.5 million at LIBOR plus 170 basis points.

(10)	We guarantee $1.0 million of this loan. The loan bears interest at LIBOR plus 470 basis points.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY
     The significant terms of our primary debt financing arrangements existing as of March 31, 2006, are shown below:

			Balance		Interest
			Outstanding		Rate at
	Secured	Maximum	at March 31,		March
Description	Asset	Borrowings	2006	Interest Rate	31, 2006		Maturity Date
Secured Fixed Rate Debt:
AEGON Partnership Note	Greenway Plaza	$247,126	$247,126		7.53%		July 2009
Prudential Note	707 17th Street/Denver Marriott	70,000	70,000		5.22		June 2010
JP Morgan Chase III	Datran Center	65,000	65,000		4.88		October 2015
Bank of America Note I (1)	Fairmont Sonoma Mission Inn	55,000	55,000		5.40		February 2011
Morgan Stanley I	Alhambra	50,000	50,000		5.06		October 2011
Allstate Life Note	Financial Plaza	39,365	39,365		5.47		October 2010
Bank of America Note II	Colonnade	37,797	37,797		5.53		May 2013
Metropolitan Life Note VII	Dupont Centre	35,500	35,500		4.31		May 2011
Mass Mutual Note (2)	3800 Hughes	33,542	33,542		7.75		August 2006
Column Financial	Peakview Tower	33,000	33,000		5.59		April 2015
Northwestern Life Note	301 Congress	26,000	26,000		4.94		November 2008
JP Morgan Chase II	3773 Hughes	24,755	24,755		4.98		September 2011
Allstate Note (2)	3993 Hughes	24,594	24,594		6.65		September 2010
Metropolitan Life Note VI (2)	3960 Hughes	22,780	22,780		7.71		October 2009
Construction, Acquisition and other obligations	Various Office and Resort Residential Assets	37,956	37,956		2.90 to 13.75		July 2007 to Sept. 2011

Secured Fixed Rate Defeased Debt (3):
LaSalle Note I	Funding I Defeasance	101,282	101,282		7.83		August 2007
Nomura Funding VI Note	Funding VI Defeasance	7,388	7,388		10.07		July 2010

Subtotal/Weighted Average		$911,085	$911,085		6.39%

Unsecured Fixed Rate Debt:
The 2009 Notes (4) (5)		$375,000	$375,000		9.25%		April 2009
The 2007 Notes (4)		250,000	250,000		7.50		September 2007

Subtotal/Weighted Average		$625,000	$625,000		8.55%

Secured Variable Rate Debt:
Key Bank Construction Loan (6)	Ritz Construction	$175,000	$28,769	LIBOR + 225 bps	7.06%		July 2008
GACC Note (7)	Funding One Assets	165,000	165,000	LIBOR + 147 bps	6.22		June 2007
JPMorgan Chase	Northstar Big Horn Construction	109,919	32,355	Prime – 50 bps	7.25		October 2007
Morgan Stanley II (8)	Mezzanine Investments	100,000	21,000	LIBOR + 150 to 230 bps	6.83		March 2009
First Bank of Vail	Village Walk Construction	63,000	2,961	Prime – 50 bps	7.25		February 2008
Guaranty Bank (9)(10)	Paseo Del Mar Construction	53,100	21,640	LIBOR + 175 bps	6.52		September 2008
Societe Generale (9)	3883 Hughes Construction	52,250	314	LIBOR + 180 bps	6.63		September 2008
Bank of America III (9)(10)	Jefferson Station Apartments Construction	41,009	29,781	LIBOR + 200 bps	6.82		November 2007
US Bank	Beaver Creek Landing Construction	33,400	—	Prime – 115 bps	6.60		February 2008
California Bank & Trust	One Riverfront Construction	27,500	225	Prime + 125 bps	7.88		March 2008
Construction, Acquisition and other obligations	Various Office and Resort Residential Assets	136,559	70,654	LIBOR + 125 to 450 bps or Prime - 75 to 100 bps	5.94 to 8.75		May 2006 to Dec. 2012

Subtotal/Weighted Average		$956,737	$372,699		6.71%

Unsecured Variable Rate Debt:
Credit Facility (11)		$382,765	$214,000	LIBOR + 160 bps	6.30%		February 2008
Junior Subordinated Notes (12)		51,547	51,547	LIBOR + 200 bps	6.66		June 2035
Junior Subordinated Notes (12)		25,774	25,774	LIBOR + 200 bps	6.66		July 2035

Subtotal/Weighted Average		$460,086	$291,321		6.40%

Total/Weighted Average		$2,952,908	$2,200,105		7.06	%(13)

Average remaining term					4.0 years

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Obtaining this loan was a reconsideration event under FIN 46. We determined that the entity that operates Fairmont Sonoma Mission Inn is a VIE of which we are the primary beneficiary. This entity was previously consolidated under other GAAP, therefore there is no impact to our Consolidated Financial Statements.

(2)	We assumed these loans in connection with the Hughes Center acquisitions. The following table lists the unamortized premium associated with the assumption of above market interest rate debt which is included in the balance outstanding at March 31, 2006, the effective interest rate of the debt including the premium and the outstanding principal balance at maturity:
(dollars in thousands)

	Unamortized		Balance at
Loan	Premium	Effective Rate	Maturity
Mass Mutual Note	$470	3.47%	$32,692
Allstate Note	1,131	5.19%	20,771
Metropolitan Life Note VI	1,404	5.68%	19,239
Northwestern Life Note II	402	3.80%	8,663

Total	$3,407		$81,365

The premium was recorded as an increase in the carrying amount of the underlying debt and is being amortized using the effective interest rate method as a reduction of interest expense through maturity of the underlying debt.

(3)	We have purchased U.S. Treasuries and government sponsored agency securities, or defeasance investments, to substitute as collateral for these loans. The cash flow from the defeasance investments matches the debt service payments for each loan.

(4)	To incur any additional debt, the indenture requires us to meet thresholds for a number of customary financial and other covenants including maximum leverage ratios, minimum debt service coverage ratios, maximum secured debt as a percentage of total undepreciated assets, and ongoing maintenance of unencumbered assets. Additionally, as long as the 2009 Notes are not rated investment grade, there are restrictions on our ability to make certain payments, including distributions to shareholders and investments.

(5)	At our option, these notes can be called beginning in April 2006 for 104.6%, in April 2007 for 102.3% and beginning in April 2008 and thereafter for par.

(6)	This loan has three one-year extension options.

(7)	This note consists of a $110.0 million senior loan at LIBOR plus 108 basis points, a $40.0 million first mezzanine loan at LIBOR plus 225 basis points and a $15.0 million second mezzanine loan at LIBOR plus 225 basis points. This loan has three one-year extension options.

(8)	This loan has one one-year extension option. The loans supporting this facility are subject to daily valuations by Morgan Stanley and are subject to a margin call if the overall leverage of the facility exceeds certain thresholds.

(9)	This loan has two one-year extension options.

(10)	Our partner provides a full guarantee of this loan.

(11)	Availability under the line of credit is subject to certain covenants including limitations on total leverage, fixed charge ratio, debt service coverage ratio, minimum tangible net worth, and a specific mix of office and hotel assets and average occupancy of Office Properties. At March 31, 2006, the maximum borrowing capacity under the credit facility was $382.8 million. The outstanding balance excludes letters of credit issued under our credit facility of $13.8 million which reduces our maximum borrowing capacity.

(12)	In 2005, we completed private offerings of $75.0 million of trust preferred securities through our trust subsidiaries. The securities are callable at no premium after June and July 2010.

(13)	The overall weighted average interest rate does not include the effect of our cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 6.97%.
     The following table shows information about our consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or our anticipated payoff dates.

			Weighted
		Percentage	Average		Weighted Average
(in thousands)	Balance	of Debt(1)	Rate		Maturity
Fixed Rate Debt	$1,536,085	70%	7.27%		3.5 years
Variable Rate Debt	664,020	30	6.57		5.0 years

Total Debt	$2,200,105	100%	7.06	%(2)	4.0 years

(1)	Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $230.4 million of hedged variable rate debt, are 80% and 20%, respectively.

(2)	Including the effect of hedge arrangements, the overall weighted average interest rate would have been 6.97%.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Listed below are the aggregate principal payments by year required as of March 31, 2006, under our indebtedness. Scheduled principal installments and amounts due at maturity are included.

	Secured	Defeased	Unsecured
(in thousands)	Debt	Debt	Debt	Total(1)
2006	$51,013	$1,445	$—	$52,458
2007	277,707	100,279	250,000	627,986
2008	126,867	289	214,000	341,156
2009	267,957	320	375,000	643,277
2010	133,810	6,337	—	140,147
Thereafter	317,760	—	77,321	395,081

	$1,175,114	$108,670	$916,321	$2,200,105

(1)	Based on contractual maturity and does not include extension options on Bank of America Loan, Societe Generale Loan, Guaranty Bank Loan, Key Bank Construction Loan, California Bank and Trust Loan, Morgan Stanley II loan or GACC Note.
     We are generally obligated by our debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under our loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for our secured debt, foreclosure on the property securing the debt. In addition, a default by us or any of our subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Credit Facility, the 2007 Notes, 2009 Notes, the Bank of America Funding XII Term Loan, the Key Bank Construction Loan, Morgan Stanley II Loan and the Societe Generale Construction Loan after the notice and cure periods for the other indebtedness have passed. As of March 31, 2006, no event of default had occurred, and we were in compliance with all covenants related to our outstanding debt. Our debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the three months ended March 31, 2006, there were no circumstances that required prepayment penalties or increased collateral related to our existing debt.
     In addition to the subsidiaries listed in Note 1, “Organization and Basis of Presentation,” certain other of our subsidiaries were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. These entities, all of which are consolidated and are grouped based on the Properties to which they relate, are: Funding III Properties (CRE Management III Corp.); Funding V Properties (CRE Management V Corp.); Funding VIII Properties (CRE Management VIII, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L.P., CRE Management X, LLC); Funding XII Properties (CREF XII Parent GP, LLC, CREF XII Parent, L.P., CREF XII Holding GP, LLC, CREF Holdings, L.P., CRE Management XII, LLC); Spectrum Center (Spectrum Mortgage Associates, L.P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management, LLC); The BAC-Colonnade Building (CEI Colonnade Holdings, LLC); Crescent BT I Investor, L.P. (CBT I Management Corp.), Crescent Finance Company, Crescent Real Estate Capital MS, L.P. and Crescent Real Estate Capital GS, L.P.
Derivative Instruments and Hedging Activities
     We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage the fixed to variable rate debt ratio. As of March 31, 2006, we had interest rate swaps and interest rate caps designated as cash flow hedges, which converted $230.4 million of our variable rate debt to fixed rate debt. During the first quarter of 2006, two interest rate swaps with a combined notional amount of $200.0 million expired. In April 2006, we entered into an interest rate swap struck at 5.20% to hedge 75% of our anticipated draws on our Ritz-Carlton construction loan.
Warehouse Facility
     On March 24, 2006, we entered into a Master Repurchase Agreement with Morgan Stanley Bank. Pursuant to the agreement, up to 70% of the value of the mezzanine loans that we make can be financed up to a maximum principal amount of $100 million. The investments can be financed through March 2008, after which four equal payments are due quarterly. The loan has a provision for a one-year extension which is subject to Morgan Stanley’s approval. The interest rate and advance percentage associated with each draw is dependent on the loan-to-value ratio at the underlying property(ies) and the purchase rate as specified in the Master Repurchase Agreement. The loan bears interest ranging from LIBOR plus 140 basis points to 230 basis points and is secured by the note receivable associated with each advance. At March 31, 2006, approximately $21.0 million with a weighted average interest rate of 6.83% was outstanding under this agreement.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. MARKETABLE SECURITIES
     The following tables present the cost, fair value and unrealized gains and losses as of March 31, 2006 and December 31, 2005, and the realized gains and change in Accumulated Other Comprehensive Income, or OCI, for the three months ended March 31, 2006 and 2005, for our marketable securities.

	As of March 31, 2006			As of December 31, 2005
(in thousands)		Fair	Unrealized		Fair	Unrealized
Type of Security	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Held to maturity (1)	$116,999	$114,968	$(2,031)	$274,134	$271,659	$(2,475)
Trading (2)	639	684	N/A	690	728	N/A
Available for sale (3)	14,466	14,630	164	20,284	20,852	568

Total	$132,104	$130,282	$(1,867)	$295,108	$293,239	$(1,907)

	For the three months ended		For the three months ended
	March 31, 2006		March 31, 2005
(in thousands)	Realized	Change	Realized	Change
Type of Security	Gain	In OCI	Loss	In OCI
Held to maturity (1)	$—	$ N/A	$—	$ N/A
Trading (2)	19	N/A	(18)	N/A
Available for sale (3)	128	404	—	(160)

Total	$147	$404	$(18)	$(160)

(1)	Held to maturity securities are carried at amortized cost, included in “Defeasance investments” in the accompanying Consolidated Balance Sheets and consist of U.S. Treasury and government sponsored agency securities purchased for the sole purpose of funding debt service payments on LaSalle Note I, LaSalle Note II and the Nomura Funding VI note. In March 2006, LaSalle Note II was paid off with the proceeds from maturities of defeasance investment securities.

(2)	Trading securities primarily consist of marketable securities purchased in connection with our dividend incentive unit program. These securities are included in “Other assets, net” in the accompanying Consolidated Balance Sheets and are marked to market value on a monthly basis with the change in fair value recognized in earnings.

(3)	Available for sale securities consist of marketable securities that we intend to hold for an indefinite period of time. At March 31, 2006, these securities consist of $12.7 million of bonds and $1.9 million of preferred stock which are included in “Other assets, net” in the accompanying Consolidated Balance Sheets and are marked to market value on a monthly basis with the corresponding unrealized gain or loss recorded in OCI.
11. COMMITMENTS AND CONTINGENCIES
Guarantee Commitments
     The FASB issued Interpretation 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), requiring a guarantor to disclose its guarantees. For our guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantees. We recorded a liability for the Fresh Choice guarantee in an amount not significant to our operations. We have not recorded a liability associated with the other guarantees as they were entered into prior to the adoption of FIN 45. Our guarantees in place as of March 31, 2006, are listed in the table below.

	Guaranteed	Maximum
	Amount	Guaranteed
(in thousands)	Outstanding at	Amount at
Debtor	March 31, 2006	December 31, 2005
CRDI – Eagle Ranch Metropolitan District – Letter of Credit (1)	$7,845	$7,845
Main Street Partners, L.P. – Letter of Credit (2) (3)	4,250	4,250
Fresh Choice, LLC(4)	1,000	1,000

Total Guarantees	$13,095	$13,095

(1)	We provide a $7.8 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2)	See Note 8, “Investments in Unconsolidated Companies,” for a description of the terms of this debt.

(3)	We and our joint venture partner each obtained separate letters of credit to guarantee the repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

(4)	We provide a guarantee of up to $1.0 million to GE Capital Franchise Financing Corporation as part of Fresh Choice’s bankruptcy reorganization.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
12. MINORITY INTERESTS
     Minority interests in the Operating Partnership represent the proportionate share of the equity in the Operating Partnership of limited partners other than Crescent. The ownership share of limited partners other than Crescent is evidenced by Operating Partnership units. Of the total outstanding amount of Operating Partnership units, 1,292,500 vested restricted units (2,585,000 common share equivalents) are subject to redemption for cash as part of the 2004 and 2005 Unit Plans. The Operating Partnership pays a regular quarterly distribution to the holders of Operating Partnership units.
     Each Operating Partnership unit generally may be exchanged for either two common shares of Crescent or, at the election of Crescent, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent’s percentage interest in the Operating Partnership increases. During the three months ended March 31, 2006, there were 51,600 units exchanged for 103,200 common shares of Crescent.
     Minority interests in real estate partnerships represent joint venture or preferred equity partners’ proportionate share of the equity in certain consolidated real estate partnerships. Income in the real estate partnerships is allocated to minority interests based on weighted average percentage ownership during the year.
     The following table summarizes minority interests as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
(in thousands)	2006	2005
Limited partners in the Operating Partnership	$55,069	$85,338
Limited partners in the Operating Partnership – Units subject to redemption	54,466	28,481
Limited Partners in the Operating Partnership – Unvested units subject to redemption	675	—
Development joint venture partners – Resort Residential Development Segment	30,454	32,228
Joint venture partners – Office Segment	16,351	15,354
Joint venture partners – Resort/Hotel Segment	5,528	5,853
Other	98	127

	$162,641	$167,381

     The following table summarizes the minority interests’ share of net income (loss) before discontinued operations for the three months ended March 31, 2006 and 2005:

	March 31,	March 31,
(in thousands)	2006	2005
Limited partners in the Operating Partnership	$(964)	$(789)
Development joint venture partners – Resort Residential Development Segment	1,260	909
Joint venture partners – Office Segment	(301)	(6)
Joint venture partners – Resort/Hotel Segment	(464)	(610)
Other	(29)	(23)

	$(498)	$(519)

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. SHAREHOLDERS’ EQUITY
Distributions
     The following table summarizes the distributions paid or declared to common shareholders, unitholders and preferred shareholders during the three months ended March 31, 2006, (dollars in thousands, except per share amounts).

	Per Share					Annual
	Dividend/	Total		Record	Payment	Dividend/
Security	Distribution	Amount		Date	Date	Distribution
Common Shares/Units (1)	$0.375	$46,851	(2)(3)	1/31/06	2/15/06	$1.50
Series A Preferred Shares	$0.422	$5,991		1/31/06	2/15/06	$1.6875
Series B Preferred Shares	$0.594	$2,019		1/31/06	2/15/06	$2.3750

(1)	Represents one-half the amount of the distribution per unit because each unit is exchangeable for two common shares.

(2)	Does not include dividends on unvested restricted units, which will be paid in arrears upon vesting.

(3)	Includes dividends paid on March 17, 2006, for restricted units that vested March 10, 2006.
14. STOCK AND UNIT BASED COMPENSATION
Stock and Unit Option Plans
     Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective application method which requires, among other things, that we recognize compensation cost for all options outstanding at January 1, 2006, for which the requisite service has not yet been rendered. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis as permitted by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which requires that the fair value of stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. The compensation expense recognized for stock and unit options for the three months ended March 31, 2006 was approximately $0.4 million, substantially all of which relates to additional expense recognized as a result of the adoption of SFAS No. 123R. For the three months ended March 31, 2005, compensation expensed recognized for stock and unit options was less than $0.1 million.
     The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $1.83 and $1.03 respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.2 million and $0.1 million, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model based on the expected weighted average assumptions in the following table. We estimated the expected term of options granted during the quarter by adding the vesting term plus the contractual term divided by two. We estimated stock price volatility using historical volatility data. The risk-free rate for the periods within the contractual life is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the three months ended
	March 31,
	2006	2005
Expected term	6.5 years	10 years
Risk-free rate	4.6%	4.5%
Expected dividends	7.4%	8.8%
Expected volatility	22.2%	24.9%
     As of March 31, 2006, there was approximately $2.0 million of total unrecognized compensation cost related to nonvested stock and unit options. That cost is expected to be recognized over a weighted average period of 1.7 years.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     With respect to our stock options which were granted prior to 2003 and prior to the adoption of SFAS No. 123, we accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and related Interpretations. Had compensation cost been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS No. 123R, our net loss and loss per share would have been:

For the three months
ended March 31,
(in thousands, except per share amounts)	2005
Net loss available to common shareholders, as reported	$(9,296)
Add: Stock-based employee compensation expense included in reported net loss	1,364
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(1,646)

Pro forma net loss available to common shareholders	$(9,578)

Loss per share:
Basic and diluted – as reported	$(0.09)
Basic and diluted – pro forma	$(0.10)
     Crescent has two stock incentive plans, the 1995 Stock Incentive Plan and the 1994 Stock Incentive Plan. Both the 1995 Plan and the 1994 Plan expired on June 11, 2005, and March 31, 2004, respectively. The Operating Partnership has two unit incentive plans, the 1995 Unit Incentive Plan and the 1996 Unit Incentive Plan. The 1995 Unit Plan expired on June 30, 2005. The Operating Partnership has also granted unit options under the Operating Partnership agreement. These plans are collectively referred to as The Plans. Under The Plans, options were granted at a price not less than the market value of the shares on the date of grant, generally vest over five years of continuous service and expire ten years from the date of grant. We have a policy of issuing new shares to satisfy share option exercises.
     On February 19, 2002, John Goff, Vice-Chairman of our Board of Trust Managers and our Chief Executive Officer, was granted the right to earn 300,000 restricted shares under the 1995 Stock Incentive Plan. These shares vest at 100,000 shares per year on February 19, 2005, February 19, 2006, and February 19, 2007. Compensation expense is being recognized on a straight-line basis. For each of the three months ended March 31, 2006 and 2005, approximately $0.3 million was recorded as compensation expense related to this grant.
     A summary of the status of The Plans as of March 31, 2006, and changes during the quarter then ended is presented in the table below.
(share amounts in thousands)

			Wtd. Avg.
	Shares	Wtd. Avg.	Years	Aggregate
	Underlying	Exercise	Remaining	Intrinsic
	Stock and Unit	Price Per	Contractual	Value
	Options	Share	Term	($000)
Outstanding at January 1, 2006	12,363	$18
Granted	35	20
Exercised	(283)	17
Forfeited	—	—
Canceled	—	—

Outstanding at March 31, 2006	12,115	$18	4.9	$38,761

Exercisable at March 31,2006	10,204	$19	4.5	$32,021

2004 and 2005 Unit Plans
     The 2004 Unit Plan provides for the issuance by the Operating Partnership of up to 1,802,500 restricted units (3,605,000 common share equivalents) to our officers. Restricted units granted under the 2004 Unit Plan vest in 20% increments when the average closing price of Crescent common shares on the New York Stock Exchange for the immediately preceding 40 trading days equals or exceeds $19.00, $20.00, $21.00, $22.50 and $24.00. The 2005 Unit Plan provides for the issuance by the Operating Partnership of up to 1,275,000 restricted Units (2,550,000 common share equivalents). Restricted units granted under the 2005

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unit Plan vest in 20% increments when the average closing price of Crescent Common Shares on the New York Stock Exchange for the immediately preceding 40 trading days equals or exceeds $21.00, $22.50, $24.00, $25.50 and $27.00. Any restricted unit that is not vested on or prior to June 30, 2010, will be forfeited. Each vested restricted unit will be exchangeable, beginning on the second anniversary of the date of grant, for cash equal to the value of two Crescent common shares based on the closing price of the common shares on the date of exchange, and subject to a six-month hold period following vesting, unless, prior to the date of the exchange, Crescent requests and obtains shareholder approval authorizing it, at its discretion, to deliver instead two common shares in exchange for each such restricted unit. Regular quarterly distributions accrue on unvested restricted units and are payable upon vesting of the restricted units.
     We obtained a third-party valuation to determine the fair value of the restricted units issued under the Plans. The third-party used a lattice-based valuation model which incorporated a range of assumptions for inputs including the expected weighted average assumptions in the following table.

	For the three months ended
	March 31,
	2006	2005
Expected term	1.5 to 5.2 years	1.5 to 5.5 years
Risk-free rate	3.8%	3.4%
Expected dividends	9.0%	9.1%
Expected volatility	23%	25%
     The weighted average grant-date fair value of the restricted units granted during the three months ended March 31, 2006 and 2005, was $7.31 and $7.96, respectively, which is being amortized on a straight-line basis over the related service period, except for when performance targets are achieved. For the three months ended March 31, 2006 and 2005, approximately $5.7 million and $1.1 million was recorded as compensation costs related to the Unit Plans, respectively, of which approximately $0.5 million and $0.1 million was capitalized, respectively.
     A summary of the status of nonvested restricted units (shown in common share equivalents) is presented below:
(share amounts in thousands)

		Weighted-
	Shares	Average
	Underlying	Grant-Date
Nonvested Units	Units	Fair Value
Nonvested at January 1, 2006	4,294	$6.54
Granted	25	7.31
Vested	(1,148)	6.67
Forfeited	—	—

Nonvested at March 31, 2006	3,171	$6.49

     As of March 31, 2006, there was approximately $19.9 million of total unrecognized compensation cost related to nonvested units. That cost is expected to be recognized over a weighted average period of 2.8 years.
     On March 10, 2006, the 40-day average closing price of Crescent’s common shares reached the third performance target under the 2004 Unit Plan and first performance target under the 2005 Unit Plan. Upon achieving these targets 574,000 units (1,148,000 common share equivalents) vested. Of this amount, 331,750 units (663,500 common share equivalents) may be exchanged for cash beginning on December 1, 2006 and 239,750 units (479,500 common share equivalents) in 2007 and 2,500 units (5,000 common share equivalents) in 2008 unless, prior to the date of exchange, Crescent obtains shareholder approval authorizing it, in its discretion, to deliver instead two common shares for each such restricted unit. The total fair value of units vested during the three months ended March 31, 2006 was $24.2 million.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. INCOME TAXES
     Deferred income taxes reflect the net tax effect of temporary differences between the financial reporting carrying amounts of assets and liabilities of the taxable consolidated entities and the income tax basis. For the three months ended March 31, 2006, the taxable consolidated entities were comprised of our taxable REIT subsidiaries.
     We intend to maintain our qualification as a REIT under Section 856 of the U.S. Internal Revenue Code of 1986, as amended (the Code). As a REIT, we generally will not be subject to federal corporate income taxes as long as we satisfy certain technical requirements of the Code, including the requirement to distribute 90% of our REIT taxable income to our shareholders. Accordingly, we do not believe that we will be liable for current income taxes on our REIT taxable income at the federal level or in most of the states in which we operate. We consolidate certain taxable REIT subsidiaries, which are subject to federal and state income tax. For the three months ended March 31, 2006 and 2005, our income tax (expense) benefit from continuing operations was $(1.1) million and $1.2 million, respectively. Our $1.1 million income tax expense at March 31, 2006, consists primarily of $0.6 million for the Office Segment, $0.4 million for the Resort Residential Development Segment and $0.1 million for the Resort/Hotel Segment.
     Our total net tax liability of approximately $2.8 million at March 31, 2006, includes $1.1 million of net deferred tax liabilities. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The change in the valuation allowance was not significant for the three months ended March 31, 2006.
16. RELATED PARTY TRANSACTIONS
Loans to Employees and Trust Managers of the Company for Exercise of Stock Options and Unit Options
     As of March 31, 2006, we had approximately $37.9 million in loan balances outstanding reflected in the “Additional paid-in capital” line item in the Consolidated Balance Sheets, inclusive of current interest accrued of approximately $0.2 million, to certain of our employees and trust managers on a recourse basis under stock and unit incentive plans pursuant to an agreement approved by our Board of Trust Managers and its Executive Compensation Committee. The employees and the trust managers used the loan proceeds to acquire common shares of Crescent pursuant to the exercise of vested stock and unit options. The loans bear interest at 2.52% per year, payable quarterly, mature on July 28, 2012, and may be repaid in full or in part at any time without premium or penalty. Mr. Goff had a loan representing $26.4 million of the $37.9 million total outstanding loans at March 31, 2006. No conditions exist at March 31, 2006 which would cause any of the loans to be in default.
17. SUBSEQUENT EVENTS
     On April 12, 2006, we purchased a $20.0 million mezzanine loan secured by the ownership interest in an entity that owns a ski resort in Northern California. The loan bears interest at LIBOR plus 450 basis points with an interest-only term until maturity in March 2009, subject to the right of the borrower to extend the loan pursuant to two one-year extension options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
     You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in Item 1, “Financial Statements,” of this document and the more detailed information contained in our Form 10-K for the year ended December 31, 2005. In management’s opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Capitalized terms used but not otherwise defined in this section have the meanings given to them in the notes to the consolidated financial statements in Item 1, “Financial Statements.”
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
     The following factors might cause such a difference:
•	Our ability, at our office properties to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration on favorable terms, which continue to be adversely affected by existing real estate conditions (including the vacancy levels in particular markets, decreased rental rates and competition from other properties) and may also be adversely affected by general economic downturns;

•	Adverse changes in the financial condition of existing office customers and the ability of these office customers to pay rent;

•	Lack of control and limited flexibility in dealing with our jointly-owned investments;

•	Our ability to reinvest available funds at anticipated returns and consummate anticipated office acquisitions on favorable terms and within anticipated time frames;

•	The ability of El Paso Energy to satisfy its obligations to pay rent and termination fees in accordance with the terms of its agreement with us;

•	The concentration of a significant percentage of our office assets in Texas;

•	The ability to develop, sell and deliver resort residential units and lots within anticipated time frames and within anticipated profit margins;

•	Deterioration in the market or in the economy generally and increases in construction costs associated with development of residential land or luxury residences, including single-family homes, town homes and condominiums;

•	Financing risks, such as our ability to generate revenue sufficient to service and repay existing or additional debt, increases in debt service associated with increased debt and with variable-rate debt, our ability to meet financial and other covenants, liquidity risks related to the use of warehouse facilities governed by repurchase agreements to fund certain of our mezzanine investments and our ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

•	Deterioration in our resort/business-class hotel markets or in the economy generally and increase in construction costs associated with the development of resort/hotel properties;

•	The inherent risk of mezzanine investments, which are structurally or contractually subordinated to senior debt, may become unsecured as a result of foreclosure by a senior lender on its collateral, and are riskier than conventional mortgage loans;

•	The existence of complex regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT; and

•	Other risks detailed from time to time in our filings with the SEC.
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
     First, we seek to capitalize on our award-winning office management platform. We intend to accomplish this by investing in premier office properties in select markets that offer attractive returns on invested capital. Our strategy is to align ourselves with institutional partners and become a significant manager of institutional capital. We believe this partnering makes us more competitive in acquiring new properties, and it enhances our return on equity by 300 to 600 basis points when compared to the returns we receive as a 100% owner. Where possible, we strive to negotiate performance-based incentives that allow for additional equity to be earned if return targets are exceeded. We were able to realize this increased return on equity from our promoted interest earned on the sale of Five Houston Center in December 2005.
     Consistent with this strategy, we continually evaluate our existing portfolio for potential joint-venture opportunities. We currently hold 48% of our office portfolio in joint ventures, and we will continue to joint venture more assets in our portfolio, which will enable us to further increase our return on equity as well as gain access to equity for reinvestment.
     We also seek to selectively develop new office properties where we see the opportunity for attractive returns. We started construction in the third quarter of 2005 on a new 239,000 square-foot office building as an addition to the Hughes Center complex in Las Vegas, Nevada. We are co-developing with Hines a 265,000 square-foot office building in Irvine, California, and we are developing, with JMI Realty, a 233,000 square-foot, three-building office complex in San Diego, California. We recently entered into a joint venture with Champion Partners to develop a 144,000 square-foot, two-building office complex in Austin, Texas. Additionally, we provide mezzanine financing to other office and hotel investors where we see attractive returns relative to owning the equity. We have approximately $137.4 million of mezzanine financing investments, of which approximately $107.4 million relates to Office Properties, outstanding at March 31, 2006.
     Second, we invest in real estate businesses that offer returns equal to or superior to what we are able to achieve in our office investments. We develop and sell residential properties in resort locations primarily through Harry Frampton and his East West Partners development team with the most significant project in terms of future cash flow being our investment in Tahoe Mountain Resorts in California. This development encompasses more than 2,500 total lots and units, of which 372 have been sold, 68 are currently in inventory and over 2,130 are scheduled for development over the next 14 years, and is expected to generate in excess of $4.6 billion in sales. We expect our investment in Tahoe to be a long-term source of earnings and cash flow growth as new projects are designed and developed. We view our resort residential developments as a business and believe that, beyond the net present value of existing projects, there is value in our strategic relationships with the development teams and our collective ability to identify and develop new projects.
     In 2005, we also completed the recapitalization of our Canyon Ranch investment. We believe Canyon Ranch is well positioned for significant growth, with a large portion of this growth over the near term coming from the addition of several Canyon Ranch Living communities. The focal point of these communities is a large, comprehensive wellness facility. Canyon Ranch will partner with developers on these projects and earn fees for the licensing of the brand name, design and technical services, and the ongoing management of the facilities. Canyon Ranch currently has one such development under construction in Miami Beach, has finalized an agreement that will pave the way for the development of a Canyon Ranch Living community in Bethesda, Maryland, and others are under consideration or in negotiation.

Recent Developments
Office Segment
Joint Venture
Parkway at Oakhill
     On March 31, 2006, we entered into a joint venture arrangement, C-C Parkway Austin, L.P. (Parkway), with Champion Partners. The joint venture has committed to co-develop a 144,000 square-foot, two-building office complex in Austin, Texas. The venture is structured such that we own a 90% interest and Champion Partners owns the remaining 10% interest. In connection with the joint venture, Parkway entered into a maximum $18.3 million construction loan with JPMorgan Chase Bank. Our equity commitment to the joint venture was $8.2 million, of which $3.7 million was funded on March 31, 2006. The development, which is currently underway, is scheduled for delivery in 2007. Upon completion, we will manage the property on behalf of the joint venture.
Asset Purchase

(in millions)			Purchase
Date	Property	Location	Price
January 23, 2006	Financial Plaza – Class A Office Property	Phoenix, Arizona	$55.0	(1)

(1)	The acquisition was funded by the assumption of a $23.6 million loan from Allstate, a new $15.9 million loan from Allstate and a draw on our credit facility. This property is wholly-owned.
Asset Sale

(in millions)
Date	Property	Location	Proceeds
February 17, 2006	Waterside Commons – Class A Office Property	Dallas, Texas	$24.8(1)

(1)	We previously recorded an impairment charge of approximately $1.0 million during the year ended December 31, 2005. The proceeds from the sale were used primarily to pay down the credit facility.
Other Segment
Mezzanine Investments
     The following table presents mezzanine loans entered into in 2006. These loans are reflected in the “Notes receivable, net” line item in the consolidated financial statements. Mezzanine loans are loans that are subordinate to a conventional first mortgage loan and senior to the borrower’s equity in a transaction. These loans may be in the form of a junior participating interest in the senior debt or in the form of loans to the direct or indirect parent of the property owner secured by pledges of ownership interests in entities that directly or indirectly control the real property or subordinated loans secured by second mortgage liens on the property.

					Interest
	Outstanding				Rate at
(in millions)	Loan		Underlying	Maturity	March 31,	Fixed/
Date	Amount		Real Estate Asset	Date	2006	Variable
January 20, 2006	$15.0	(1)	Six Hotel Properties in Florida	2009	12.75%	Variable
April 12, 2006	$20.0	(2)	Ski Resort in California	2009	N/A	Variable

(1)	The loan bears interest at LIBOR plus 800 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options.

(2)	The loan bears interest at LIBOR plus 450 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options.
     In February 2006, we received approximately $56.4 million proceeds for the repayment of two of our mezzanine investments, which included $6.2 million of prepayment fees.
     As of March 31, 2006, we had approximately $137.4 million of mezzanine investments outstanding which mature in 2006 through 2010 and had a weighted average interest rate of 12.44%.

2006 Operating Performance
Office Segment
     The following table shows the performance factors on stabilized properties, excluding properties held for sale, used by management to assess the operating performance of the Office Segment:

	2006	2005
Economic Occupancy(1) (at March 31 and December 31)	88.2%	88.5%
Leased Occupancy(2) (at March 31 and December 31)	90.6%	90.8%
In-Place Weighted Average Full-Service Rental Rate(3) (at March 31 and December 31)	$22.82	$22.48
Tenant Improvement and Leasing Costs per Sq. Ft. per year (three months ended March 31)	$3.95	$3.61
Average Lease Term(4) (three months ended March 31)	5.0	5.5
Same-Store NOI (5) (Decline) (three months ended March 31)	(4.9)%	(0.3)%
Same-Store Average Occupancy (three months ended March 31)	88.3%	87.6%

(1)	Economic occupancy reflects the occupancy of all tenants paying rent.

(2)	Leased occupancy reflects the amount of contractually obligated space, whether or not commencement has occurred.

(3)	Calculated based on base rent payable at March 31, 2006, giving effect to free rent and scheduled rent increases and including adjustments for expenses payable by or reimbursable from tenants. The weighted average full-service rental rate for the El Paso lease reflects weighted average full-service rental rate over the shortened term and excludes the impact of the net lease termination fee being recognized ratably to income through December 31, 2007.

(4)	Reflects leases executed during the period.

(5)	Same-store NOI (net operating income) represents office property net income excluding depreciation, amortization, interest expense and non-recurring items such as lease termination fees for Office Properties owned for the entirety of the comparable periods.
     For the remainder of 2006, we expect continued improvement in the economy. This allows us to remain cautiously optimistic about economic occupancy gains in 2006. We expect that the 2006 ending economic occupancy for our portfolio will increase to approximately 90% — 91%.
Resort Residential Development Segment
     The following tables show the performance factors used by management to assess the operating performance of the Resort Residential Development Segment. Information is provided for the CRDI Resort Residential Development Properties and the Desert Mountain Resort Residential Development Properties, which represent our significant investments in this segment as of March 31, 2006.
CRDI

	For the three months ended March 31,
(dollars in thousands)	2006	2005
Resort Residential Lot Sales	29	123
Resort Residential Unit Sales:
Townhome Sales	2	—
Condominium Sales	30	4
Equivalent Timeshare Sales	1.66	2.77
Average Sales Price per Resort Residential Lot	$175	$53
Average Sales Price per Resort Residential Unit	$1,901	$2,079
     CRDI, which invests primarily in mountain residential real estate in Colorado and California and residential real estate in downtown Denver, Colorado, is highly dependent upon the national economy and customer demand. For 2006, management expects that unit sales will decrease to 110-140 and lot sales will decrease to 375-425 due to the number of units and lots completed and available for sale as compared to 2005, but the average sales price will increase at CRDI due to product mix, with approximately 74% closed or pre-sold as of April 15, 2006.

Desert Mountain

	For the three months ended March 31,
(dollars in thousands)	2006	2005
Resort Residential Lot Sales	1	9
Average Sales Price per Lot (1)	$1,574	$1,100
Resort Residential Unit Sales	1	—
Average Sales Price per Unit (1)	$1,786	—

(1)	Includes equity golf membership
     Desert Mountain is in the latter stages of development and management anticipates minor additions to its decreasing available inventory. Total lot and home sales are expected to be higher in 2006 compared to 2005 as a result of approximately 10 lots and 38 units forecasted in 2006.
Resort/Hotel Segment
     The following table shows the performance factors used by management to assess the operating performance of our Resort/Hotel Properties.

	For the three months ended March 31,
			Average		Average		Revenue Per
	Same-Store NOI(1)		Occupancy		Daily		Available
	% Change		Rate		Rate		Room/Guest Night
	2006	2005	2006	2005	2006	2005	2006	2005
Luxury Resorts and Spas	19%	22%	69%	64%	$408	$390	$281	$248
Upscale Business Class Hotels	38%	31%	76%	71%	$135	$121	$103	$86

(1)	Same-Store NOI (net operating income) represents net income excluding depreciation and amortization, interest expense and rent expense for Resort/Hotel Properties owned for the entirety of the comparable periods.
     We anticipate a 3% to 5% increase in revenue per available room in 2006 at the Resort/Hotel Properties, driven by the continued healthy expansion and growth of the economy and travel industry.

Results of Operations
     The following table shows the variance in dollars for certain of our operating data between the three months ended March 31, 2006 and 2005.

Total variance in
dollars between
the three months ended
March 31, 2006 and
(in millions)	2005
REVENUE:
Office Property	$10.7
Resort Residential Development Property	44.7
Resort/Hotel Property	—

Total Property revenue	$55.4

EXPENSE:
Office Property real estate taxes	$(0.5)
Office Property operating expenses	5.2
Resort Residential Development Property expense	42.9
Resort/Hotel Property expense	(2.3)

Total Property expense	$45.3

Income from Property Operations	$10.1

OTHER INCOME (EXPENSE):
Income from investment land sales, net	$(3.5)
Gain on joint venture of properties, net	(0.5)
Interest and other income	10.6
Corporate general and administrative	(4.5)
Interest expense	(0.1)
Amortization of deferred financing costs	0.2
Extinguishment of debt	1.4
Depreciation and amortization	(2.4)
Other expenses	(1.3)
Equity in net income (loss) of unconsolidated companies:
Office Properties	(1.2)
Resort Residential Development Properties	0.4
Resort/Hotel Properties	(2.3)
Temperature-Controlled Logistics Properties	0.8
Other	(6.1)

Total other income (expense)	$(8.5)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	$1.6

Minority interests	—
Income tax benefit	(2.3)

LOSS BEFORE DISCONTINUED OPERATIONS	$(0.7)

Income from discontinued operations, net of minority interests	(1.7)
Gain on sale of real estate from discontinued operations, net of minority interests	(1.4)

NET LOSS	$(3.8)

Series A Preferred Share distributions	—
Series B Preferred Share distributions	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3.8)

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005.
Property Revenues
     Total property revenues increased $55.4 million, or 30.2%, to $238.6 million for the three months ended March 31, 2006, as compared to $183.2 million for the three months ended March 31, 2005. The primary components of the increase in total property revenues are discussed below.
•	Office Property revenues increased $10.7 million, or 12.0%, to $99.7 million, primarily due to:
▪	an increase of $9.2 million in net lease termination fees (from $(0.1) million to $9.1 million) primarily due to the El Paso lease termination and related re-leasing;

▪	an increase of $2.3 million from the acquisition of the Exchange Building in February 2005 and Financial Plaza in January 2006;

▪	an increase of $0.9 million from the 51 consolidated Office Properties (excluding 2005 and 2006 acquisitions and dispositions) that we owned or had an interest in, primarily due to a 0.9 percentage point increase in average occupancy (from 86.9% to 87.8%), increased expense recovery revenue related to the increase in occupancy and increased recoverable expenses, and increased parking revenue; partially offset by a decline in full service weighted average rental rates; and

▪	an increase of $0.4 million resulting from third party management and leasing services and related direct expense reimbursements due to the joint ventures of Fulbright Tower in February 2005 and One Buckhead Plaza in June 2005; partially offset by

▪	a decrease of $2.8 million due to the joint venture Fulbright Tower in February 2005.
•	Resort Residential Development Property revenues increased $44.7 million, or 82.2%, to $99.1 million, primarily due to:
▪	an increase of $48.6 million in CRDI revenues related to product mix in lots and units available for sale in 2006 versus 2005, primarily at Hummingbird Lodge in Bachelor Gulch, Colorado, Northstar Village in Lake Tahoe, California, and Gray’s Crossing in Lake Tahoe, California, which had sales in the three months ended March 31, 2006, but reduced or no sales in the same period in 2005; partially offset by the Horizon Pass project in Bachelor Gulch, Colorado and the Eagle Ranch project in Eagle, Colorado which had sales in the three months ended March 31, 2005, but reduced or no sales in the same period in 2006.
•	Resort/Hotel Property revenues remained constant, primarily attributable to:
▪	an increase of $1.7 million in room revenue at the Luxury Resort and Spa Properties primarily related to a 13% increase in revenue per available room (from $248 to $281) resulting from an increase of 5% in average daily rate (from $390 to $408) and a 5 percentage point increase in occupancy (from 64% to 69%);

▪	an increase of $1.1 million in food and beverage, spa and other revenue at the Luxury Resort and Spa Properties primarily at Fairmont Sonoma Mission Inn due to a 16 percentage point increase in occupancy (from 49% to 65%) primarily due to an increase in group business;

▪	an increase of $1.2 million in room revenue at the Business Class Hotel Properties primarily related to a 20% increase in revenue per available room (from $86 to $103) resulting from a 12% increase in average daily rate (from $121 to $135) and a 5 percentage point increase in occupancy (from 71% to 76%); and

▪	an increase of $0.6 million in food and beverage and other revenue at the Business Class Hotel Properties primarily related to the increase in occupancy mentioned above; offset by

▪	a decrease of $4.6 million due to the contribution of the Canyon Ranch® Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment.

Property Expenses
     Total property expenses increased $45.3 million, or 35.7%, to $172.3 million for the three months ended March 31, 2006, as compared to $127.0 million for the three months ended March 31, 2005. The primary components of the increase in total property expenses are discussed below.
•	Office Property expenses increased $4.7 million, or 10.1%, to $51.1 million, primarily due to:
▪	an increase of $2.2 million in operating expenses of the 51 consolidated Office Properties (excluding 2005 and 2006 acquisitions and dispositions) that we owned or had an interest in primarily due to increased utilities, general building and cleaning expense;

▪	an increase of $1.4 million in lease termination expense related to the termination of a tenant retail lease at Hughes Center;

▪	an increase of $1.0 million from the acquisition of the Exchange Building in February 2005 and Financial Plaza in January 2006;

▪	an increase of $0.8 million due to increased payroll and benefit costs; and

▪	an increase of $0.7 million related to the cost of providing third-party management services due to the joint venture of Fulbright Tower in February 2005 and One Buckhead Plaza in June 2005, which are recouped by increased third party fee income and direct expense reimbursements; partially offset by

▪	a decrease of $1.6 million due to the joint venture of Fulbright Tower in February 2005.
•	Resort Residential Development Property expenses increased $42.9 million, or 87.9%, to $91.7 million, primarily due to:
▪	an increase of $46.8 million in CRDI cost of sales related to product mix in lots and units available for sale in 2006 versus 2005, primarily at Hummingbird Lodge in Bachelor Gulch, Colorado, Northstar Village in Lake Tahoe, California and Gray’s Crossing in Lake Tahoe, California, which had sales in the three months ended March 31, 2006, but reduced or no sales in the same period in 2005; partially offset by the Horizon Pass project in Bachelor Gulch, Colorado and the Eagle Ranch project in Eagle, Colorado which had sales in the three months ended March 31, 2005, but reduced or no sales in the same period 2006.
•	Resort/Hotel Property expenses decreased $2.3 million, or 7.2%, to $29.5 million, primarily due to:
▪	a decrease of $4.0 million due to the contribution, in January 2005, of the Canyon Ranch Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment; partially offset by

▪	an increase of $1.8 million in operating expenses at the Luxury Resort and Spa Properties primarily due to a 16 percentage point increase in occupancy at Fairmont Sonoma Mission Inn (from 49% to 65%) primarily due to an increase in group business.
Other Income/Expense
     Total other income and expenses increased $8.5 million, or 13.6%, to $70.9 million for the three months ended March 31, 2006, compared to $62.4 million for three months ended March 31, 2005. The primary components of the increase in total other income and expenses are discussed below.
Other Income
     Other income decreased $1.8 million, or 9.4%, to $17.4 million for the three months ended March 31, 2006, as compared to $19.2 million for the three months ended March 31, 2005. The primary components of the decrease in other income are discussed below.
•	Equity in net income of unconsolidated companies decreased $8.4 million to $1.6 million primarily due to:
▪	a decrease of $6.1 million in Other equity in net income primarily attributable to a decrease of income from the G2 investment;

▪	a decrease of $2.3 million in Resort/Hotel equity in net income primarily attributable to Canyon Ranch Living Miami license fees recognized at CR Operating, LLC in the first quarter 2005; and

▪	a decrease of $1.2 million in Office equity in net income primarily attributable to a 1.3 percentage point decline in occupancy at our joint-ventured properties, the disposition of Five Houston Center in December 2005 and a decline in net income from Bank One Center and Fulbright Tower due to increase in variable interest expense, partially offset by the joint venture of One Buckhead Plaza in June 2005; partially offset by

▪	an increase of $0.8 million in Temperature-Controlled Logistics equity in net income primarily attributable to a gain on sale of one facility in the first quarter 2006.

•	Income from investment land sales decreased $3.5 million due to the gain on the sale of 1.58 acres of undeveloped investment land in Houston, Texas in March 2005.

•	Interest and other income increased $10.6 million to $15.9 million primarily due to $10.1 million increase related to interest from mezzanine loans which includes approximately $6.2 million in prepayment fees on two mezzanine loans that were paid off in first quarter 2006.
Other Expenses
     Other expenses increased $6.7 million, or 8.2%, to $88.4 million for the three months ended March 31, 2006, compared to $81.7 million for the three months ended March 31, 2005. The primary components of the increase in other expenses are discussed below.
•	Corporate general and administrative costs increased $4.5 million, or 43.7%, to $14.8 million due primarily to an increase in compensation expense associated with restricted units granted under our long-term incentive compensation plans in December 2004 and May 2005 and payroll and benefit costs.

•	Depreciation and amortization costs increased $2.4 million, or 7.1%, to $36.4 million due to a $1.8 million increase in Office Property depreciation expense, primarily due to :
▪	$1.6 million increase primarily due to increased building and leasehold improvements; and

▪	$0.8 million increase from the acquisition of the Exchange Building in February 2005 and Financial Plaza in January 2006; partially offset by

▪	$0.6 million decrease attributable to the joint venture of Fulbright Tower in February 2005.
•	Extinguishment of debt expense decreased $1.4 million due to the write-off of deferred financing costs associated with the reduction of the Bank of America Fund XII Term Loan and the payoff of the old credit facility in February 2005.
Discontinued Operations
     Income from discontinued operations on assets sold and held for sale decreased $3.1 million to $0.1 million due to:
•	a decrease of $1.7 million, net of minority interest, due to the reduction of net income associated with properties held for sale in 2006 compared to 2005; and

•	a decrease of $1.4 million, net of minority interest, primarily due to the $1.5 million gain on the sale of Albuquerque Plaza in February 2005.
Liquidity and Capital Resources
Overview
     Our primary sources of liquidity are cash flow from operations, our credit facility, and proceeds from asset sales and joint ventures. Our short-term liquidity requirements through March 31, 2007, consist primarily of our normal operating expenses, principal and interest payments on our debt, distributions to our shareholders and capital expenditures. Our long-term liquidity requirements are substantially similar to our short-term liquidity requirements, other than the level of debt obligations maturing after March 31, 2007.
Short-Term Liquidity
     We believe that cash flow from operations will be sufficient to cover our normal operating expenses, interest payments on our debt, distributions on our preferred shares, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (including property improvements, tenant improvements and leasing commissions) in 2006 and 2007. The cash flow from our Resort Residential Development Segment is cyclical in nature and primarily realized in the last quarter of each year. We expect to meet temporary shortfalls in operating cash flow caused by this cyclicality through working capital draws under our credit facility. As of March 31, 2006, we had up to $155.0 million of borrowing capacity available under our credit facility. However, if our Board of Trustees continues to declare distributions on our common shares at current levels, our cash flow from operations, after payments discussed above, is not expected to fully cover such distributions on our common shares in 2006 and 2007. We intend to use proceeds from asset sales and joint ventures, additional leverage on assets, and borrowings under our credit facility to cover this shortfall.

     In addition, through March 31, 2007, we expect to make capital expenditures that are not in the ordinary course of operations of our business of approximately $230.7 million, primarily relating to new developments of investment property. We anticipate funding these short-term liquidity requirements primarily through construction loans and borrowings under our credit facility or additional debt facilities. As of March 31, 2006, we also had maturing debt obligations of $70.6 million through March 31, 2007, made up primarily of the maturity of the Mass Mutual Note which we intend to refinance with a new fixed rate loan. In addition, $24.8 million of these maturing debt obligations relate to the Resort Residential Development Segment and will be repaid with the sales of the corresponding land or units or will be refinanced. The remaining maturities consist primarily of normal principal amortization and will be met with cash flow from operations.
Long-Term Liquidity
     Our long-term liquidity requirements as of March 31, 2006, consist primarily of $2.1 billion of debt maturing after March 31, 2007. We also have $157.6 million of expected long-term capital expenditures relating to capital investments that are not in the ordinary course of operations of our business. We anticipate meeting these obligations primarily through refinancing maturing debt with long-term secured and unsecured debt, construction loans and through other debt and equity financing alternatives, as well as cash proceeds from asset sales and joint ventures.
     We anticipate that long-term liquidity requirements will also include amounts required for future unidentified property acquisitions, mezzanine investments and capital expenditures. Property acquisitions and capital expenditures are expected to be funded with available cash flow from operations, borrowings under our credit facility, construction and permanent secured financing, other debt and equity financing alternatives, as well as cash proceeds from asset sales and joint ventures. Mezzanine investments are expected to be funded with borrowings under our credit facility and through the use of our warehouse facilities governed by repurchase agreements.
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
     During the three months ended March 31, 2006, our cash flow from operations was insufficient to fully cover the distributions on our common shares. We funded this shortfall primarily with a combination of proceeds from asset sales and joint ventures, proceeds from investment land sales and borrowings under our credit facility.

For the three months
(in millions)	ended March 31, 2006
Cash provided by Operating Activities	$16.4
Cash provided by Investing Activities	123.3
Cash used in Financing Activities	(135.4)

Increase in Cash and Cash Equivalents	$4.3
Cash and Cash Equivalents, Beginning of Period	86.2

Cash and Cash Equivalents, End of Period	$90.5

Operating Activities
     Our cash provided by operating activities of $16.4 million is attributable to Property operations.
Investing Activities
     Our cash provided by investing activities of $123.3 million is primarily attributable to:
•	$163.9 million proceeds from defeasance investment maturities and other securities, primarily due to the maturity of the securities securing the LaSalle Note II which was repaid in March 2006;

•	$30.8 million decrease in notes receivable, primarily due to the repayment of approximately $50.2 million for two mezzanine loans, partially offset by a new $15.0 million mezzanine loan entered into in January 2006;

•	$24.3 million proceeds from property sales due the sale of Waterside Commons Office Property in February 2006; and

•	$5.5 million return of investment in unconsolidated companies, primarily due to the distribution received from Redtail Capital Partners, L.P.

     The cash provided by investing activities is partially offset by:
•	$34.3 million for the development of investment properties, due to the development of the JPI Multi-Family Investments luxury apartments, Paseo del Mar office development, Ritz-Carlton Hotel development and 3883 Hughes Parkway office development;

•	$30.7 million for the acquisition of investment properties, primarily due to the acquisition of the Financial Plaza Office Property in January 2006;

•	$17.4 million for non-revenue enhancing tenant improvement and leasing costs for Office Properties;

•	$7.3 million additional investment in unconsolidated companies, primarily related to our investment in Redtail Capital Partners, L.P.;

•	$6.9 million of property improvements for Office and Resort/Hotel Properties; and

•	$4.1 million for development of amenities at the Resort Residential Development Properties; and

•	$0.6 million increase in restricted cash.
Financing Activities
     Our cash used in financing activities of $135.4 million is primarily attributable to:
•	$168.1 million payments under other borrowings, primarily due to the pay off of the LaSalle Note II funded by proceeds from the maturity of defeasance investments;

•	$85.0 million payments under our credit facility;

•	$54.9 million Resort Residential Development Property note payments;

•	$46.9 million distributions to common shareholders and unitholders;

•	$8.0 million distributions to preferred shareholders;

•	$7.3 million capital distributions to joint venture partners; and

•	$1.4 million debt financing costs, primarily due to the Bank of America loan secured by the Fairmont Sonoma Mission Inn.
          The cash used in financing activities is partially offset by:
•	$105.4 million proceeds from other borrowings, primarily due to the Bank of America loan secured by the Fairmont Sonoma Mission Inn, the Morgan Stanley repurchase agreement secured by a mezzanine loan and construction draws on our Office developments and the Ritz-Carlton hotel development;

•	$65.0 million proceeds from borrowings under our credit facility;

•	$55.2 million proceeds from borrowings for construction costs at the Resort Residential Development Properties;

•	$5.7 million proceeds from capital contributions from our joint venture partners; and

•	$4.8 million proceeds from the exercise of share and unit options.
Liquidity Requirements
Debt Financing Summary
     The following table shows summary information about our debt, including our pro rata share of unconsolidated debt, as of March 31, 2006. Listed below are the aggregate required principal payments by year as of March 31, 2006, excluding any extension options. Scheduled principal installments and amounts due at maturity are included.

						Share of
	Secured	Defeased	Unsecured		Consolidated	Unconsolidated
(in thousands)	Debt	Debt	Debt		Debt	Debt	Total
2006	$51,013	$1,445	$—		$52,458	$76,196	$128,654
2007	277,707	100,279	250,000		627,986	51,306	679,292
2008	126,867	289	214,000	(1)	341,156	47,854	389,010
2009	267,957	320	375,000		643,277	83,056	726,333
2010	133,810	6,337	—		140,147	23,229	163,376
Thereafter	317,760	—	77,321		395,081	365,696	760,777

	$1,175,114	$108,670	$916,321		$2,200,105	$647,337	$2,847,442

(1)	Borrowings under the credit facility.

Significant Capital Expenditures
     As of March 31, 2006, we had unfunded capital expenditures of approximately $388.3 million relating to capital investments that are not in the ordinary course of operations of our business segments. The table below specifies our requirements for capital expenditures not factoring in project level financing, the amounts funded as of March 31, 2006, and amounts remaining to be funded (future funding classified between short-term and long-term capital requirements):

		Amount		Capital Expenditures
	Total	Funded as of	Amount	Short-Term	Long-Term
	Project	March 31,	Remaining	(Next 12	(12+
(in millions) Project	Cost (1)	2006	To Fund	Months) (2)	Months) (2)
Consolidated:
Office Segment
3883 Hughes Center (3)	$73.9	$18.1	$55.8	$47.3	$8.5
Paseo del Mar (4)	65.3	43.6	21.7	21.7	—
Parkway at Oakhill(5)	24.6	3.7	20.9	12.5	8.4

Resort Residential Development Segment
Tahoe Mountain Club(6)	94.4	73.2	21.2	21.2	—
JPI Multi-family Investments Luxury Apartments (7)	54.3	43.1	11.2	11.2	—

Resort/Hotel Segment
Canyon Ranch – Tucson Land Construction Loan(8)	2.4	1.5	0.9	0.9	—
Other
The Ritz-Carlton — Phase I(9)	202.7	67.5	135.2	101.1	34.1
The Ritz-Carlton — Phase II(10)	129.4	8.0	121.4	14.8	106.6

Total	$647.0	$258.7	$388.3	$230.7	$157.6

(1)	All amounts are approximate.

(2)	Reflects our estimate of the breakdown between short-term and long-term capital expenditures.

(3)	We have committed to a first phase office development of 239,000 square feet on land that we own within the Hughes Center complex. We expect to complete the building in the first quarter of 2007. We closed a $52.3 million construction loan in the third quarter of 2005.

(4)	In September 2005, we entered into a joint venture agreement with JMI Realty. The joint venture has committed to develop a 233,000 square-foot, three-building office complex in the Del Mar Heights submarket of San Diego, California. We have a $53.1 million construction loan from Guaranty Bank for the construction of this project. The loan is fully guaranteed by an affiliate of our partner. Amounts in the table represent our portion (80%) of total project costs. The development is scheduled for delivery in the third quarter of 2006.

(5)	In March 2006, we entered into a joint venture agreement with Champion Partners. The joint venture has committed to develop a 144,000 square-foot, two-building office complex in Austin, Texas. The joint venture has a $18.3 million construction loan from JP Morgan Chase Bank to fund construction of this project. Amounts in the table represent our portion (90%) of total project costs. The development is scheduled for delivery in 2008.

(6)	As of March 31, 2006, we had invested $73.2 million in Tahoe Mountain Club, which includes the acquisition of land and development of golf courses and club amenities. Table includes the development planned for 2006 only. We anticipate collecting membership deposits which will be utilized to fund a portion of the development costs and we will fund the remaining $21.2 million through construction loans.

(7)	In October 2004, we entered into an agreement with JPI Multi-Family Investments, L.P. to develop a multi-family apartment project in Dedham, Massachusetts. We have a construction loan with a maximum borrowing of $41.0 million, which our partner guarantees to fund construction.

(8)	We have a $2.4 million construction loan with the purchaser of the land, which is secured by eight developed lots and a $0.4 million letter of credit.

(9)	We entered into agreements with Ritz-Carlton Hotel Company, L.L.C. to develop the first Ritz-Carlton hotel and condominium project in Dallas, Texas. The development plans include a Ritz-Carlton with approximately 217 hotel rooms and 70 residences. Construction on the development is anticipated for delivery in the third quarter of 2007. We have a $175.0 million construction line of credit from Key Bank for the construction of this project.

(10)	We are in negotiations with Ritz-Carlton Hotel Company, L.L.C. to develop additional Ritz-Carlton condominiums and townhouse style residences adjacent to the Phase I development. Construction on the development is anticipated for delivery in the fourth quarter of 2008.

Units Subject to Redemption
     Restricted units granted under the 2004 and 2005 Unit Plans vest in 20% increments when the average closing price of Crescent common shares for the preceding 40 trading days achieves certain targets. Each vested restricted unit will be exchangeable, beginning on the second anniversary of the date of grant, for cash equal to the value of two Crescent common shares based on the closing price of the common shares on the date of exchange, and subject to a six-month hold period following vesting, unless, prior to the date of the exchange, Crescent requests and obtains shareholder approval authorizing it, at its discretion, to deliver instead two common shares in exchange for each such restricted unit. Regular quarterly distributions accrue on unvested restricted units and are payable upon vesting of the restricted units.
     The following table presents the amount of restricted unit grants, vested restricted units and the redemption amount by year.

			Vested Unit
			Redemption Value
(dollars in			at March 31,	Redeemable in
thousands)	Granted(1)	Vested	2006(2)	2006	2007	2008
2004 Plan	3,568,500	2,147,500	$45,248	$42,235	$3,013	$—
2005 Plan	2,187,500	437,500	9,218	—	9,113	105

	5,756,000	2,585,000	$54,466	$42,235	$12,126	$105

(1) Amounts listed in common share equivalents and are net of forfeitures.

(2) Vested units may be exchanged for cash unless, prior to the date of exchange, Crescent obtains shareholder approval authorizing it, in its discretion, to deliver instead two common shares for each such restricted unit.

Off-Balance Sheet Arrangements — Guarantee Commitments
     Our guarantees in place as of March 31, 2006, are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantees.

	Guaranteed	Maximum
	Amount	Guaranteed
(in thousands)	Outstanding at	Amount at
Debtor	March 31, 2006	March 31, 2006
CRDI – Eagle Ranch Metropolitan District – Letter of Credit (1)	$7,845	$7,845
Main Street Partners, L.P. – Letter of Credit (2) (3)	4,250	4,250
Fresh Choice, LLC(4)	1,000	1,000

Total Guarantees	$13,095	$13,095

(1)	We provide a $7.9 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2)	See Note 8, “Investments in Unconsolidated Companies,” for a description of the terms of this debt.

(3)	We and our joint venture partner each obtained separate letters of credit to guarantee the repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

(4)	We provide a guarantee of up to $1.0 million to GE Capital Franchise Financing Corporation as part of Fresh Choice’s bankruptcy reorganization.
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

Debt Financing
     The significant terms of our primary debt financing arrangements existing as of March 31, 2006, are shown below:

			Balance	Interest
			Outstanding	Rate at
	Secured	Maximum	at March 31,	March
Description (1)	Asset	Borrowings	2006	31, 2006		Maturity Date
Secured Fixed Rate Debt:
AEGON Partnership Note	Greenway Plaza	$247,126	$247,126	7.53%		July 2009
Prudential Note	707 17th Street/Denver Marriott	70,000	70,000	5.22		June 2010
JP Morgan Chase III	Datran Center	65,000	65,000	4.88		October 2015
Bank of America Note I	Fairmont Sonoma Mission Inn	55,000	55,000	5.40		February 2011
Morgan Stanley I	Alhambra	50,000	50,000	5.06		October 2011
Allstate Life Note	Financial Plaza	39,365	39,365	5.47		October 2010
Bank of America Note II	Colonnade	37,797	37,797	5.53		May 2013
Metropolitan Life Note VII	Dupont Centre	35,500	35,500	4.31		May 2011
Mass Mutual Note (2)	3800 Hughes	33,542	33,542	7.75		August 2006
Column Financial	Peakview Tower	33,000	33,000	5.59		April 2015
Northwestern Life Note	301 Congress	26,000	26,000	4.94		November 2008
JP Morgan Chase II	3773 Hughes	24,755	24,755	4.98		September 2011
Allstate Note (2)	3993 Hughes	24,594	24,594	6.65		September 2010
Metropolitan Life Note VI (2)	3960 Hughes	22,780	22,780	7.71		October 2009
Construction, Acquisition and other obligations	Various Office and Resort Residential Assets	37,956	37,956	2.90 to 13.75		July 2007 to Sept. 2011

Secured Fixed Rate Defeased Debt(3):
LaSalle Note I	Funding I Defeasance	101,282	101,282	7.83		August 2007
Nomura Funding VI Note	Funding VI Defeasance	7,388	7,388	10.07		July 2010

Subtotal/Weighted Average		$911,085	$911,085	6.39%

Unsecured Fixed Rate Debt:
The 2009 Notes		$375,000	$375,000	9.25%		April 2009
The 2007 Notes		250,000	250,000	7.50		September 2007

Subtotal/Weighted Average		$625,000	$625,000	8.55%

Secured Variable Rate Debt:
Key Bank Construction Loan (4)	Ritz Construction	$175,000	$28,769	7.06%		July 2008
GACC Note (4)	Funding One Assets	165,000	165,000	6.22		June 2007
JPMorgan Chase	Northstar Big Horn Construction	109,919	32,355	7.25		October 2007
Morgan Stanley II (5) (6)	Mezzanine Investments	100,000	21,000	6.83		March 2009
First Bank of Vail	Village Walk Construction	63,000	2,961	7.25		February 2008
Guaranty Bank (7)(8)	Paseo Del Mar Construction	53,100	21,640	6.52		September 2008
Societe Generale (7)	3883 Hughes Construction	52,250	314	6.63		September 2008
Bank of America III (7) (8)	Jefferson Station Apartments Construction	41,009	29,781	6.82		November 2007
US Bank	Beaver Creek Landing	33,400	—	6.60		February 2008
California Bank & Trust(5)	One Riverfront Construction	27,500	225	7.88		March 2008
Construction, Acquisition and other obligations	Various Office and Resort Residential Assets	136,559	70,654	5.94 to 8.75		May 2006 to Dec. 2012

Subtotal/Weighted Average		$956,737	$372,699	6.71%

Unsecured Variable Rate Debt:
Credit Facility (9)		$382,765	$214,000	6.30%		February 2008
Junior Subordinated Notes		51,547	51,547	6.66		June 2035
Junior Subordinated Notes		25,774	25,774	6.66		July 2035

Subtotal/Weighted Average		$460,086	$291,321	6.40%

Total/Weighted Average		$2,952,908	$2,200,105	7.06	%(10)

Average remaining term				4.0 years

(1)	For more information regarding the terms of our debt financing arrangements and the method of calculation of the interest rate for our variable rate debt, see Note 9, “Notes Payable and Borrowings under the Credit Facility,” included in Item 1, “Financial Statements.”

(2)	Includes a portion of total premiums of $3.4 million reflecting market value of debt acquired with the purchase of Hughes Center portfolio.

(3)	We purchased U.S. Treasuries and government sponsored agency securities, or defeasance investments, to substitute as collateral for these loans. The cash flow from defeasance investments (principal and interest) matches the total debt service payment of the loans.

(4)	This loan has three one-year extension options.

(5)	This loan has one one-year extension options.

(6)	The loans supporting this facility are subject to daily valuations by Morgan Stanley and us and are subject to a margin call if the overall leverage of the facility exceeds certain thresholds.

(7)	This loan has two one-year extension options.

(8)	Our partner provides a full guarantee of this loan.

(9)	The Credit Facility has a maximum potential capacity of $400.0 million. The $214.0 million outstanding at March 31, 2006, excludes letters of credit issued under the facility of $13.8 million. We are also subject to financial covenants, which include minimum debt service ratios, maximum leverage ratios and, in the case of the Operating Partnership, a minimum tangible net worth limitation and a fixed charge coverage ratio.

(10)	The overall weighted average interest rate does not include the effect of our cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 6.97%.

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
     Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under our loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for our secured debt, foreclosure on the property securing the debt, and could cause the credit facility to become unavailable to us. In addition, an event of default by us or any of our subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the Credit Facility, the 2007 Notes, 2009 Notes and the Key Bank Construction Loan, Morgan Stanley II Loan and Societe Generale Construction Loan, after the notice and cure periods for the other indebtedness have passed. As a result, any uncured or unwaived event of default could have an adverse effect on our business, financial condition, or liquidity.
     Our secured debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the three months ended March 31, 2006, there were no circumstances that required prepayment penalties or increased collateral related to our existing debt.
Warehouse Facilities
     We finance certain of our mezzanine loans through the use of warehouse facilities governed by repurchase agreements. A repurchase agreement is a financing under which we pledge one or more of our mezzanine investments as collateral to secure a loan with the repurchase agreement counterparty (i.e. lender). The amount borrowed under a repurchase agreement is limited to a specified percentage, generally not more than 75%, of the estimated market value of the pledged collateral. Repurchase agreements take the form of a sale of the pledged collateral to a lender at an agreed upon price in return for such lender’s simultaneous agreement to resell the same securities back to the borrower at a future date (i.e. the maturity of the borrowing), with periodic interest payments during the term of the sale. The cost of borrowings under repurchase agreements generally corresponds to LIBOR plus a margin. Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the lender maintains custody of such collateral. At the maturity of a repurchase agreement, we are required to repay the loan, which may be due in installments over a one-year period, and receive back our pledged collateral from the lender or, at the sole discretion of the lender, we may renew such agreement. Under repurchase agreements, a lender may require us to pledge additional assets to such lender (i.e. a margin call) in the event that the lender determines the estimated fair value of our existing pledged collateral has declined below a specified percentage. Our pledged collateral fluctuates in value due to, among other things, market changes in interest rates and matters affecting the real estate underlying certain pledged collateral.
     In order to reduce our exposure to counterparty-related risk, our goal is to enter into repurchase agreements with multiple financial institutions, all of whom have investment-grade long-term debt ratings. As of March 31, 2006, we had outstanding repurchase obligations under one repurchase agreement totaling $21.0 million with a weighted average borrowing rate of 6.83%.
Unconsolidated Debt Arrangements
     As of March 31, 2006, the total debt of the unconsolidated joint ventures and investments in which we have ownership interests was $2.1 billion, of which our share was $647.3 million. We guaranteed $4.3 million of this debt as of March 31, 2006. Additional information relating to our unconsolidated debt financing arrangements is contained in Note 8, “Investments in Unconsolidated Companies,” of Item 1, “Financial Statements.”
Derivative Instruments and Hedging Activities
     We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage the fixed to variable rate debt ratio. As of March 31, 2006, we had interest rate swaps and interest rate caps designated as cash flow hedges, which converted $230.4 million of our variable rate debt to fixed rate debt. During the first quarter 2006, two interest rate swaps with a combined notional amount of $200.0 million expired. In April 2006, we entered into an interest rate swap struck at 5.20% to hedge 75% of our anticipated draws on our Ritz-Carlton construction loan.

Unconsolidated Investments
     The following is a summary of our ownership in significant unconsolidated joint ventures and investments as of March 31, 2006.

	Our Ownership
		as of March 31,
Entity	Classification	2006
Main Street Partners, L.P.	Office (Bank One Center – Dallas)	50.0	% (1)
Crescent Irvine, LLC	Office (2211 Michelson Office Development – Irvine)	40.0	% (2)
Crescent Miami Center, LLC	Office (Miami Center – Miami)	40.0	% (3) (4)
Crescent One Buckhead Plaza, L.P.	Office (One Buckhead Plaza – Atlanta)	35.0	% (5) (4)
Crescent POC Investors, L.P.	Office (Post Oak Central – Houston)	23.9	% (6) (4)
Crescent HC Investors, L.P.	Office (Houston Center – Houston)	23.9	% (6) (4)
Crescent TC Investors, L.P.	Office (The Crescent – Dallas)	23.9	% (6) (4)
Crescent Ross Avenue Mortgage Investors, L.P.	Office (Trammell Crow Center, Mortgage – Dallas)	23.9	% (7) (4)
Crescent Ross Avenue Realty Investors, L.P.	Office (Trammell Crow Center, Ground Lessor – Dallas)	23.9	% (7) (4)
Crescent Fountain Place, L.P.	Office (Fountain Place – Dallas)	23.9	% (7) (4)
Crescent Five Post Oak Park L.P.	Office (Five Post Oak Park – Houston)	30.0	% (8) (4)
Crescent One BriarLake Plaza, L.P.	Office (One BriarLake Plaza – Houston)	30.0	% (9) (4)
Crescent 1301 McKinney, L.P.	Office (Fulbright Tower – Houston)	23.9	% (10)(4)
Austin PT BK One Tower Office Limited Partnership	Office (Chase Tower – Austin)	20.0	% (11) (4)
Houston PT Three Westlake Office Limited Partnership	Office (Three Westlake Park – Houston)	20.0	% (11) (4)
Houston PT Four Westlake Office Limited Partnership	Office (Four Westlake Park – Houston)	20.0	% (11) (4)
AmeriCold Realty Trust	Temperature-Controlled Logistics	31.7	% (12)
CR Operating, LLC	Resort/Hotel	48.0	% (13)
CR Spa, LLC	Resort/Hotel	48.0	% (13)
Blue River Land Company, L.L.C.	Other	33.2	% (14)
EW Deer Valley, L.L.C.	Other	35.7	% (15)
SunTx Fulcrum Fund, L.P. (SunTx)	Other	28.7	% (16)
Redtail Capital Partners, L.P. (Redtail)	Other	25.0	% (17) (4)
Fresh Choice, LLC	Other	40.0	% (18)
G2 Opportunity Fund, L.P. (G2)	Other	12.5	% (19)

(1)	The remaining 50% interest is owned by Trizec Properties, Inc.

(2)	The remaining 60% interest is owned by an affiliate of Hines. Crescent Irvine, LLC acquired a parcel of land to develop a 265,000 square-foot Class A Office Property.

(3)	The remaining 60% interest is owned by an affiliate of a fund managed by JPM.

(4)	We have negotiated performance based incentives, which we refer to as promoted interests, which allow for additional equity to be earned if return targets are exceeded.

(5)	The remaining 65% interest is owned by Metzler US Real Estate Fund, L.P.

(6)	Each limited partnership is owned by Crescent Big Tex I, L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(7)	Each limited partnership is owned by Crescent Big Tex II, L.P., which is owned 76.1% by a fund advised by JPM.

(8)	The remaining 70% interest is owned by an affiliate of GE.

(9)	The remaining 70% interest is owned by affiliates of JPM.

(10)	The partnership is owned by Crescent Big Tex III L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(11)	The remaining 80% interest is owned by an affiliate of GE.

(12)	Of the remaining 68.3% interest, 47.6% is owned by Vornado Realty, L.P. and 20.7% is owned by The Yucaipa Companies.

(13)	The remaining 52% interest is owned by the founders of Canyon Ranch. CR Spa, LLC operates three resort spas which offer guest programs and services and sells Canyon Ranch branded skin care products exclusively at the destination health resorts and the resort spas. CR Operating, LLC operates and manages the two Canyon Ranch destination health resorts, Tucson and Lenox, and collaborates with select real estate developers in developing residential lifestyle communities.

(14)	The remaining 66.8% interest is owned by parties unrelated to us. Blue River Land Company, L.L.C. was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(15)	The remaining 64.3% interest is owned by parties unrelated to us. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, L.L.C. was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(16)	Of the remaining 71.3%, approximately 39.6% is owned by SunTx Capital Partners, L.P. and the remaining 31.7% is owned by a group of individuals unrelated to us. Of our limited partnership interest in SunTx, 6.5% is through an unconsolidated investment in SunTx Capital Partners, L.P., the general partner of SunTx. SunTx Fulcrum Fund, L.P.’s objective is to invest in a portfolio of entities that offer the potential for substantial capital appreciation.

(17)	The remaining 75% interest is owned by Capstead Mortgage Corporation. Redtail was formed to invest up to $100.0 million in equity in select mezzanine loans on commercial real estate over a two-year period.

(18)	The remaining 60% interest is owned by Cedarlane Natural Foods, Inc. Fresh Choice is a restaurant owner, operator and developer.

(19)	G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest is owned by Goff-Moore Strategic Partners, L.P., or GMSPLP, and by parties unrelated to us. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation, or GMACCM. The ownership structure of GMSPLP consists of an approximately 92% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of our Board of Trust Managers, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater. Approximately 6% general partner interest is owned by John C. Goff, Vice-Chairman of our Board of Trust Managers and our Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties.

Significant Accounting Policies
Critical Accounting Policies
     A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2005, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to these policies during 2006.
Adoption of New Accounting Standards
     SFAS No. 123R. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We were required to apply SFAS No. 123R beginning January 1, 2006. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis. We adopted SFAS No. 123R using the modified prospective application method which requires, among other things, that we recognize compensation cost for all awards outstanding at January 1, 2006, for which the requisite service has not yet been rendered. Additionally, our prior interim periods and fiscal years do not reflect any restated amounts due to the adoption of SFAS No. 123R. We estimate an additional $1.4 million and $0.2 million of expense will be recorded in 2006 and 2007, respectively, for stock and unit options due to the adoption of SFAS No. 123R.
     EITF 04-5. At its June 2005 meeting, the Emerging Issues Task Force, or EITF, reached a consensus regarding Issue No. 04-5 (EITF 04-5), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-5 was effective immediately for all newly-formed limited partnerships and for existing limited partnership agreements that are modified. The guidance is effective for existing limited-partnership agreements that are not modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The guidance provides a framework for addressing the question of when a general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46(R), Consolidation of Variable Interest Entities, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights. The FASB has amended Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF 96-16, to conform and align with the guidelines set forth in EITF 04-5. There was no impact to our financial condition or results of operations from the adoption of EITF 04-5.

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

Consolidated Statements of Funds from Operations

	For the three months ended March 31,
(in thousands)	2006	2005
Net loss	$(5,081)	$(1,287)
Adjustments to reconcile net loss to funds from operations available to common shareholders — diluted:
Depreciation and amortization of real estate assets	32,039	30,755
Gain on property sales, net	(113)	(2,589)
Adjustment for investments in unconsolidated companies:
Office Properties	5,384	5,123
Resort Residential Development Properties	(3,092)	(1,396)
Resort/Hotel Properties	1,121	811
Temperature-Controlled Logistics Properties	3,510	4,645
Unitholder minority interest	(942)	(226)
Series A Preferred Share distributions	(5,990)	(5,990)
Series B Preferred Share distributions	(2,019)	(2,019)

Funds from operations available to common shareholders — diluted(1)(2)	$24,817	$27,827

Investment Segments:
Office Properties	$54,695	$52,426
Resort Residential Development Properties	1,034	4,907
Resort/Hotel Properties	10,630	11,445
Temperature-Controlled Logistics Properties	3,188	3,514
Other:
Corporate general and administrative	(14,826)	(10,328)
Interest expense	(33,410)	(33,279)
Series A Preferred Share distributions	(5,990)	(5,990)
Series B Preferred Share distributions	(2,019)	(2,019)
Income from mezzanine loans and other loans	10,968	939
Other(3)	547	6,212

Funds from operations available to common shareholders -diluted(1)(2)	$24,817	$27,827

Basic weighted average shares outstanding	101,476	99,510
Diluted weighted average shares and units outstanding (4)	122,007	117,226

(1)	To calculate basic funds from operations available to common shareholders, deduct unitholder minority interest.

(2)	Debt extinguishment charges related to the sale of real estate assets was $0.0 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively. Funds from operations available to common shareholders – diluted, as adjusted to exclude debt extinguishment charges related to the sale of real estate assets was $24.8 million and $28.9 million for the three months ended March 31, 2006 and 2005, respectively. We provide this additional information because management utilizes it, in addition to FFO available to common shareholders – diluted, in making operating decisions and assessing performance, and because we believe that it also is useful to investors in assessing our operating performance.

(3)	Includes income from investment land sales, interest and other income, extinguishment of debt, income/loss from other unconsolidated companies, other expenses, depreciation and amortization of non-real estate assets, and amortization of deferred financing costs.

(4)	See calculations for the amounts presented in the reconciliation following this table.
     The following schedule reconciles our basic weighted average shares to the diluted weighted average shares/units presented above:

	For the three months
	ended March 31,
(shares/units in thousands)	2006	2005
Basic weighted average shares:	101,476	99,510
Add: Weighted average units	18,819	17,531
Restricted shares and share and unit options	1,712	185

Diluted weighted average shares and units	122,007	117,226

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     No material changes in our market risk occurred from December 31, 2005 through March 31, 2006. Information regarding our market risk at March 31, 2006, is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Changes in Internal Control Over Financial Reporting. We made no changes to our internal controls over financial reporting during the three months ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1A. Risk Factors
     The following updates certain disclosure from Item 1A. Risk Factors previously disclosed in our Form 10-K for the year ended December 31, 2005, and should be read in conjunction with those risk factors.
The use of repurchase agreements to fund our mezzanine investments exposes us to risks.
     We finance certain of our mezzanine loans through the use of warehouse facilities governed by repurchase agreements. We sell those mezzanine loans financed through a warehouse facility to a counterparty and agree to repurchase the same loans at a price equal to the original sales price plus periodic interest payments. Our repurchase agreement counterparties are commercial and investment banks. During the term of the repurchase agreement, we receive the principal and interest payments on the related mezzanine loan and pay interest to the counterparty. The use of this type of leverage to finance our mezzanine investments involves a number of risks, including the following:
     If we are unable to renew our borrowings at favorable rates, it may force us to sell assets or find other financing and our profitability may be adversely affected. We intend to continue to maintain formal relationships with multiple repurchase agreement counterparties for the purpose of obtaining financing in sufficient amounts and on favorable terms. However, if we are not able to renew or replace maturing borrowings, we would be forced to sell some of our assets under possibly adverse market conditions, which may adversely affect our profitability.

     A decline in the market value of the pool of assets in the warehouse facility may result in margin calls that may force us to sell assets under adverse market conditions. The market value of a pool of assets in a warehouse facility is valued by the lender in order to determine the advance rate, and to ensure adequate collateral secures the advances under the repurchase agreement. Repurchase agreements involve the risk that the market value of the securities sold by us may decline and that we will be required to post additional collateral, reduce the amount borrowed or suffer forced sales of the collateral. If forced sales were made at prices lower than the carrying value of the collateral, we would experience additional losses.
     If a mezzanine loan defaults, we will not be able to fund the repurchase of the loan from our warehouse facility or the stabilization of the property by drawings under our credit facility which could cause liquidity concerns. If a default occurs under one of our mezzanine loans and, if financed under our warehouse facilities, it may need to be repurchased from the warehouse lender on two business days notice. If we do not have sufficient liquidity under our credit facility for funds to repurchase these loans, the counterparty may foreclose on all of the pledged assets in the facility. Even if, following a default on a mezzanine loan, we are able to foreclose on the collateral, which is a direct or indirect equity interests in an entity owning real property, we may need to commit substantial additional capital to stabilize the property and prevent defaults on other loans outstanding on the real property.
     Our use of repurchase agreements to borrow money may give our lenders greater rights in the event of bankruptcy. Borrowings made under repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, which may make it difficult for us to recover our pledged assets if a lender files for bankruptcy. In addition, if we were to file for bankruptcy, lenders under our repurchase agreements may be able to avoid the automatic stay provisions of the U.S. Bankruptcy Code and take possession of, and liquidate, the assets we pledged under these agreements without the delay associated with the automatic stay.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended March 31, 2006, we issued an aggregate of 103,200 common shares to holders of Operating Partnership units in exchange for 51,600 units. Of the common shares issued, 3,200 were issued on January 11, 2006, and 100,000 were issued on January 20, 2006. The issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act of 1933. We have registered the resale of such common shares under the Securities Act.
Item 5. Other Information
     Determination of Bonus Plan Performance Criteria for 2006. The Compensation Committee of the General Partner administers our Annual Incentive Compensation Plan For Select Employees of Crescent Real Estate Equities, Ltd., which we refer to as the Bonus Plan. On February 17, 2006, the Compensation Committee established (i) the positions covered by the Bonus Plan for 2006, (ii) the minimum and maximum annual incentive opportunity or bonus that the individual holding each position is eligible to earn for 2006, and (iii) the performance necessary to earn each level of bonus in three components. One of these components, the Corporate component, provides for a certain portion of the bonus to be paid based upon our achievement of thresholds relating to (i) total return to the our shareholders as compared to total return to shareholders of REITs in a peer group index or (ii) our operating performance for the year as measured by our funds from operations. Most positions also are assigned a second component, the Functional Unit component, which provides for a certain portion of the bonus to be earned upon the achievement of individualized measures of functional unit performance. For each officer, a third component, the Individual component, provides for a certain portion of the officer’s bonus to be earned based upon an evaluation of the officer’s individual performance for the year.
     The Compensation Committee determined that each of our executive officers (other than the Chief Executive Officer, who is not eligible to participate in the Bonus Plan) was eligible to receive bonuses for 2006 performance. The maximum bonus for which these executive officers are eligible under the Bonus Plan ranges from 100% to 150% of their annual base salaries.
     Increases in Salary for Certain Named Executive Officers. On February 17, 2006, the General Partner approved increases in salaries for certain of our officers. The amount of the 2006 annual salary for such Named Executive Officers is as follows:

Named Executive Officer	Salary
Kenneth S. Moczulski	$385,000
Jane E. Mody	$385,000
Jerry R. Crenshaw, Jr.	$365,000
Item 6. Exhibits
     The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT REAL ESTATE EQUITIES COMPANY
(Registrant)

	By	/s/ John C. Goff John C. Goff
Date: May 5, 2006		Vice-Chairman of the Board and Chief Executive Officer

	By	/s/ Jerry R. Crenshaw, Jr. Jerry R. Crenshaw, Jr.
Managing Director and Chief Financial Officer
Date: May 5, 2006		(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3.01	Restated Declaration of Trust of Crescent Real Estate Equities Company, as amended (filed as Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K filed April 25, 2002 (the April 2002 8-K) and incorporated herein by reference)

3.02	Fourth Amended and Restated Bylaws of Crescent Real Estate Equities Company (filed as Exhibit No. 3.02 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the 2005 10-K) and incorporated herein by reference)

4.01	Form of Common Share Certificate (filed as Exhibit No. 4.03 to the Registrant’s Registration Statement on Form S-3 (File No. 333-21905) and incorporated herein by reference)

4.02	Statement of Designation of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company dated February 13, 1998 (filed as Exhibit No. 4.07 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference)

4.03	Form of Certificate of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4 to the Registrant’s Registration Statement on Form 8-A/A filed on February 18, 1998 and incorporated by reference)

4.04	Statement of Designation of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company dated April 25, 2002 (filed as Exhibit No. 4.1 to the April 2002 8-K and incorporated herein by reference)

4.05	Statement of Designation of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company dated January 14, 2004 (filed as Exhibit No. 4.1 to the Registrant’s Current Report on Form 8-K filed January 15, 2004 (the “January 2004 8-K”) and incorporated herein by reference)

4.06	Form of Global Certificate of 6-3/4 Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4.2 to the January 2004 8-K and incorporated herein by reference)

4.07	Statement of Designation of 9.50% Series B Cumulative Redeemable Preferred Shares of Crescent Real Estate Equities Company dated May 13, 2002 (filed as Exhibit No. 2 to the Registrant’s Form 8-A dated May 14, 2002 (the Form 8-A) and incorporated herein by reference)

4.08	Form of Certificate of 9.50% Series B Cumulative Redeemable Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4 to the Form 8-A and incorporated herein by reference)

*4	Pursuant to Regulation S-K Item 601 (b) (4) (iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrant

10.01	Fourth Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of April 30, 2006 (filed herewith)

31.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a – 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)